Form 10-K
period 2007-12-31
BOEING CO
filed 2008-02-15
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s telephone number, including area code (312) 544-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

As of June 30, 2007, there were 754,025,903 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $72.5 billion.

The number of shares of the registrant’s common stock outstanding as of February 8, 2008 was 764,833,186.

(This number includes 31 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part II incorporate information by reference to certain portions of the Company’s 2007 Annual Report to Shareholders. Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

THE BOEING COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2007

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	the effect of economic downturns or growth in particular regions;

•	the adequacy of coverage, by allowance for losses, of risks related to our non-U.S. accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplane revenues and successful execution of our backlog in this segment;

•	the timing and effects of decisions to complete or launch a Commercial Airplane program;

•	the ability to successfully develop and timely produce the 787 and 747-8 aircraft;

•	the effect of political and legal processes, changing priorities or reductions in the U.S. government or international government defense, including C-17 aircraft, and space budgets on our revenues;

•	the negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger revenue yields in the airline industry;

•	the effect of valuation decline of our aircraft;

•	the impact of airline bankruptcies on our revenues or operating results;

•	the continuation of historical costs for fleet support services;

•	the receipt of cost sharing payments for research and development;

•	the receipt of estimated award and incentive fees on U.S. government contracts;

•	the future demand for commercial satellites and projections of future order flow;

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

i

•

the scope, nature or impact of acquisition or disposition activity and investment in any joint ventures/strategic alliances including Sea Launch and United Launch Alliance, and indemnifications related thereto; and

•	the expected cash expenditures and charges associated with the exit of the Connexion by Boeing business.

This report includes important information as to these factors in the “Business” section under the heading “Other Business Information” and in the “Risk Factors” and “Legal Proceedings” sections and in the Notes to our consolidated financial statements included herein. Additional important information as to these factors is included in this report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ii

Item 1. Business

The Boeing Company, together with its subsidiaries (herein referred to as “Boeing”, the “Company,” “we”, “us”, “our”), is one of the world’s major aerospace firms.

We are organized based on the products and services we offer. We operate in five principal segments:

•	Commercial Airplanes;

•	The three segments that comprise our Integrated Defense Systems (IDS) business:

•	Precision Engagement and Mobility Systems (PE&MS),

•	Network and Space Systems (N&SS) and

•	Support Systems

•	Boeing Capital Corporation (BCC).

Our Other segment classification principally includes the activities of Engineering, Operations and Technology, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products.

Commercial Airplanes Segment

The Commercial Airplanes segment is involved in developing, producing and marketing commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and non-U.S. airlines. This family of commercial jet aircraft currently includes the 737 Next-Generation narrow-body model and the 747, 767, 777 and 787 wide-body models. The Commercial Airplanes segment also offers aviation services support, aircraft modifications, spares, training, maintenance documents and technical advice to commercial and government customers worldwide.

Integrated Defense Systems

IDS is principally involved in the research, development, production, modification and support of the following products and related systems and services: military aircraft, including fighters, transports, tankers, intelligence surveillance and reconnaissance aircraft, and helicopters; missiles; space systems; missile defense systems; satellites and satellite launch vehicles; and communications, information and battle management systems. IDS is committed to providing affordable, best-of-industry solutions and brings value to customers through its ability to solve the most complex problems utilizing expertise in large-scale systems integration, knowledge of legacy platforms, and development of common network-enabled solutions across all customers’ domains. IDS’s primary customer is the United States Department of Defense (U.S. DoD) with additional revenues being derived from the National Aeronautics and Space Administration (NASA) and international defense markets, civil markets, and commercial satellite markets. Approximately 84% of IDS 2007 revenues were from our U.S. DoD customer.

PE&MS Segment:

This segment is engaged in the research, development, production, and modification of precision engagement and mobility products and services. Included in this segment are programs such as AH-64 Apache, 737 Airborne Early Warning & Control (AEW&C), C-17 Globemaster, C-40A Clipper, CH-47 Chinook, E-10A Multi-sensor Command and Control Aircraft (MC2A), EA-18G Growler, F/A-18E/F Super Hornet, F-15 Strike Eagle, F-22 Raptor, Harpoon, Joint Direct Attack Munition, International KC-767 Advanced Tanker, P-8A Poseidon, Stand-off Land Attack Missile-Expanded Response (SLAM-ER), Small Diameter Bomb, T-45 Training System, and V-22 Osprey.

N&SS Segment:

This segment is engaged in the research, development, production, and modification of products and services to assist our customers in transforming their operations through network integration, intelligence and surveillance systems, communications, architectures, and space exploration. Included in this segment are programs such as Airborne Laser, Family of Advanced Beyond Line-of-Sight (FAB-T) Terminals, Future Combat Systems (FCS), SBInet, Future Rapid Effects System, Global Positioning System, Ground-based Midcourse Defense (GMD), International Space Station, Joint Tactical Radio System (JTRS) and Airborne, Maritime/Fixed station, Satellite Systems, Space Payloads, and Space Shuttle.

Support Systems Segment:

This segment is engaged in the operations, maintenance, training, upgrades, and logistics support functions for military platforms and operations. Included in this segment are program areas such as Integrated Logistics on platforms including C-17, F/A-18, and AH-64; Maintenance, Modifications and Upgrades on platforms including A-10, AC-130, KC-135, and KC-10; Training Systems and Services on platforms including F-16, C-17, AH-64, and F-15; and International Support.

Boeing Capital Corporation Segment

In the commercial aircraft market, BCC facilitates, arranges, structures and provides selective financing solutions for our Commercial Airplanes segment customers. In the space and defense markets, BCC arranges and structures financing solutions for our IDS segment government customers. BCC’s portfolio consists of equipment under operating leases, finance leases, notes and other receivables, investments and assets held for sale or re-lease.

Financial and Other Business Information

See the Summary of Business Segment Data and Note 22 for financial information, including revenues, net earnings and our backlog of firm contractual orders, for each of the major business segments.

Intellectual Property

While we own numerous patents and have licenses for the use of patents owned by others, which relate to our products and their manufacture. We do not believe that our business would be materially affected by the expiration of any patents or termination of any patent license agreements. We have no trademarks, franchises or concessions that are considered to be of material importance to the conduct of our business.

Non-U.S. Sales

See Note 22 for information regarding non-U.S. sales.

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

Our total research and development expense amounted to $3.9 billion, $3.3 billion and $2.2 billion in 2007, 2006, and 2005, respectively. This is net of research and development cost sharing payments from suppliers of $130 million, $160 million and $611 million in 2007, 2006, and 2005, respectively. These cost sharing payments are related to our 787 program.

Research and development costs also include bid and proposal efforts related to government products and services and costs incurred in excess of amounts estimated to be recoverable under cost-sharing research and development agreements. Bid and proposal costs were $306 million, $227 million and $210 million in 2007, 2006, and 2005, respectively.

Research and development highlights for each of the major business segments are discussed in more detail in Segment Results of Operations and Financial Condition on pages 19-36.

Employees

Our workforce level at December 31, 2007 was approximately 159,300, including approximately 3,846 in Australia and 1,720 in Canada.

As of December 31, 2007, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with the Union
The International Association of Machinists and Aerospace Workers (IAM)	19%	We have two major agreements; one expiring in September and one in October of 2008.

The Society of Professional Engineering Employees in Aerospace (SPEEA)	14%	We have three major agreements expiring in December of 2008.

The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	3%	We have one major agreement expiring in October of 2009.

Competition

The commercial jet aircraft market and the airline industry remain extremely competitive. We face aggressive international competitors, including Airbus, who are intent on increasing their market share. We are focused on improving our processes and continuing cost reduction efforts. We continue to leverage our extensive customer support services network which includes aviation support, spares, training, maintenance documents and technical advice for airlines throughout the world to provide a higher level of customer satisfaction and productivity.

IDS faces strong competition in all market segments, primarily from Lockheed Martin, Northrop Grumman, Raytheon and General Dynamics. Non-U.S. companies such as BAE Systems and European Aeronautic Defence and Space Company continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies.

Regulatory Matters

U.S. Government Contracts. Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including but not limited to all of the branches of the U.S. military, NASA, and the Department of Homeland Security. Similar government authorities exist in our international markets.

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

Commercial Aircraft. In the United States, our commercial aircraft products are required to comply with Federal Aviation Administration regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Internationally, similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Joint Aviation Authorities.

Environmental. Our operations are subject to and affected by a variety of federal, state, local and non-U.S. environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We continually assess our compliance status and management of environmental matters to ensure our operations are in substantial compliance with all applicable environmental laws and regulations.

Operating and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if more stringent clean-up standards are imposed, additional contamination is discovered and/or clean-up costs are higher than estimated.

A Potentially Responsible Party (PRP) has joint and several liability under existing U.S. environmental laws. Where we have been designated a PRP by the Environmental Protection Agency or a state environmental agency, we are potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites. If we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights to contribution from other PRPs. For additional information relating to environmental contingencies, see Note 13.

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

Suppliers

We are dependent upon the ability of large numbers of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While we maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and program/contract profitability, thereby jeopardizing our ability to fulfill commitments to our customers. We are also dependent on the availability of energy sources, such as electricity, at affordable prices.

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

Our ability to deliver aircraft on time depends on a variety of factors, which are subject to unique risks. Our ability to deliver jet aircraft on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials (such as aluminum, titanium, and composites), internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies, performance of suppliers and subcontractors, and regulatory certification. The failure of any or all of these factors could result in significant out-of-sequence work and disrupted process flows that result in significant inefficiencies and that adversely affect production schedules and program/contract profitability, the latter through possible customer and/or supplier claims or assertions. In addition, the introduction of new commercial aircraft programs and major derivatives involves increased risks associated with meeting development, production and certification schedules.

We rely on market conditions to sell aircraft into the future. The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability, both in developed and emerging countries. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes, price and other competitive factors.

Our commercial aircraft customers may request to cancel, modify or reschedule orders. We generally make sales under purchase orders that are subject to cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the airline industry could result in customer requests for rescheduling or cancellation of contractual orders. If there were such cancellations, modification or rescheduling, it could significantly reduce our revenues.

Our commercial aircraft production rates could change. As a result of worldwide demand for new aircraft, we have received more than one thousand net orders per year during 2007, 2006 and 2005. There may be production rate changes in order to meet the delivery schedules for existing and new airplane programs. This may lead to adding extra production lines, implementing infrastructure changes, seeking additional qualified and skilled employees, and obtaining other resources. Failure to successfully implement any production rate changes could lead to missed delivery commitments, and depending on the length of delay in meeting delivery commitments, additional costs and customers rescheduling their deliveries or terminating their aircraft on contract with us.

We depend heavily on U.S. government contracts, which are subject to unique risks.

In 2007, 42% of our revenues were derived from U.S. government contracts. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks some of which are beyond our control.

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

Fixed-price development work inherently has more uncertainty than production contracts and, therefore, more variability in estimates of the cost to complete the work. Many of these development programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. Some fixed-price development contracts include initial production units in their scope of work. Successful performance of these contracts depends on our ability to meet production specifications and delivery rates. If we are unable to perform and deliver to contract requirements, our contract price could be reduced through the incorporation of liquidated damages, termination of the contract for default, or other financially significant exposure. Management uses its best judgment to estimate the cost to perform the work and the price we will eventually be paid on fixed-price development programs. While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either upward or downward adjustments to those estimates. For example, in 2006 we recorded charges of $770 million on our AEW&C program, delayed delivery of the first two aircraft and revised the delivery schedule for the remaining aircraft under this program. We may continue to experience technical quality issues requiring further delays in schedule or revisions to our cost estimates. Examples of other significant fixed-price development contracts include KC-767 Tankers, commercial and military satellites, Vigilare and High Frequency Modernisation.

We enter into cost-type contracts which also carry risks.

Approximately 50% of IDS revenues are generated from cost-type contracting arrangements. Some of these are development programs which have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, FCS, P-8A Poseidon, Proprietary programs, Airborne Laser, JTRS, FAB-T, and the E/A-18G Growler.

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

Under program accounting, inventoriable production costs (including overhead), program tooling costs and routine warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts limited by the ability to make reasonable dependable estimates. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and routine warranty costs for the total program. Several factors determine accounting quantity, including firm orders, letters of intent from prospective customers, and market studies. Such estimates are reconsidered throughout the life of our programs. Changes in underlying assumptions, circumstances or estimates concerning the selection of the initial accounting quantity or changes in market conditions, along with a failure to realize predicted costs, may adversely affect future financial performance.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis—Critical Accounting Policies—Contract Accounting/Program Accounting” on pages 43-44 and Note 1 to the Consolidated Financial Statements on pages 53-54 of this Form 10-K.

Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles in the United States of America (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement income or expense for the following year are the discount rate, the expected long-term rate of return on plan assets, and expected future medical inflation. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Policies—Postretirement Plans” on pages 46-47 of this Form 10-K. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law Employee Retirement Income Security Act (ERISA) and discretionary contributions to improve the plans’ funded status.

Some of our workforce is represented by labor unions, which may lead to work stoppages.

Approximately 58,197 of our employees are unionized, which represented approximately 38% of our employees at December 31, 2007. We experienced work stoppages in 2005 when labor strikes halted commercial aircraft and IDS production and we may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with 17 different U.S. labor organizations and 7 different non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact the timely production of our products, which could strain relationships with customers and cause a loss of revenues that would adversely affect our results of operations.

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

In 2007, sales to non-U.S. customers accounted for approximately 40% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.

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

A substantial deterioration in the financial condition of the commercial airline industry as it relates to Boeing Capital Corporation may have an adverse effect on our earnings, cash flows and/or financial position.

BCC, our wholly-owned subsidiary, has a substantial portion of its portfolio concentrated among commercial airline customers. A material adverse effect in the airline industry could result in significant defaults by airline customers, repossessions of aircraft, airline bankruptcies, or restructurings. Bankruptcies or restructurings of our current or potential customers could lead to reduced demand for leased aircraft and reduced aircraft lease rates and aircraft values. These events could have a negative effect on our earnings, cash flows and/or financial position.

We may not realize the anticipated benefits of acquisitions, joint ventures/strategic alliances or divestitures.

As part of our business strategy, we acquire businesses and form joint ventures/strategic alliances. Whether we realize the anticipated benefits from these transactions will depend in part upon the integration of the acquired business, the performance of the acquired products, capabilities or technologies and the management of strategic investments. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees and indemnifications. Consolidations of joint ventures could also impact our results of operations or financial position. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful. Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to liabilities that are unique to the products and services we provide. While we maintain insurance for certain risks and, in some circumstances, we may receive indemnification from the U.S. government, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the amount of our insurance coverage may not cover all claims or liabilities, and we may be forced to bear substantial costs.

Our forward looking statements, projections and business assumptions may prove to be inaccurate, resulting in lower than expected earnings.

The statements in this Risk Factors section describe material risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. Our disclosure and analysis in this report and in our Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We occupied approximately 88 million square feet of floor space on December 31, 2007 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 96% was located in the United States.

The following table provides a summary of the floor space by business:

(thousands of square feet)	Owned	Leased
Commercial Airplanes	35,930	4,751
Integrated Defense Systems	30,831	10,527
Other*	5,223	871
Total	71,984	16,149

—	Commercial leases from U.S. government landlord: 158 square feet (Included)
—	Rent-free space furnished by U.S. government landlord: 1,121 square feet (Excluded)
*	Other includes Boeing Capital Corporation, Engineering, Operations and Technology, Corporate Headquarters, and Boeing Shared Services Group.

Our businesses had major operations at the following locations:

•	Commercial Airplanes – Greater Seattle, WA

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

Item 3. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 21 to our Consolidated Financial Statements, which is hereby incorporated by reference.

We possess a National Pollutant Discharge Elimination System (NPDES) permit, issued by the California Regional Water Quality Control Board, Los Angeles Region (Regional Board), which sets limits on the permissible level of certain constituents in surface water discharged from various outfalls at our Santa Susana Field Laboratory (SSFL) site in Simi Valley, California. Since June 2004, the Regional Board has amended this permit to impose increasingly stringent numeric limits. In late 2006, the California Water Resources Control Board (State Board) partially granted and partially denied the

Company’s appeal of these amendments, and remanded the permit to the Regional Board to correct certain errors. On January 17, 2007, we filed an action in Los Angeles County Superior Court challenging the State Board’s rulings that are adverse to the Company, including the determination to uphold the more stringent numeric limits in the permit, and that matter remains pending.

On November 1, 2007, the Regional Board responded to the remand from the State Board by amending the permit, and issuing a cease and desist order incorporating some (but not all) relief that we had requested. On December 3, 2007, we filed an administrative appeal of certain portions of the Regional Board’s November 1st action, but asked that the State Board hold the appeal in abeyance as we seek to work cooperatively with the Regional Board to address continuing permit compliance issues.

During the period from January 2004 to the present, we have received five violation notices from the Regional Board for discharging surface water exceeding certain of the permit limits. On August 27, 2007, we entered into an administrative settlement with the Regional Board under which we paid $235,595 in civil penalties and $235,595 to fund Supplemental Environmental Projects, for a total cost of $0.471 million. This resolution addressed most but not all of the incidents cited in the violation notices, and additional administrative or other action is still possible.

In November 2005, we received a grand jury subpoena from the U.S. Attorney’s office in Los Angeles seeking documents from 2001 onward pertaining to our NPDES permit compliance status under the federal Clean Water Act (CWA). We maintain that no criminal violations of the CWA have occurred and that the incidents are being appropriately addressed by civil administrative actions undertaken by the Regional Board. We have produced the documents requested by the subpoena, and made our last submission in February 2007. No further action has been taken by the U.S. Attorney’s Office.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

Executive Officers of the Registrant

Our executive officers as of February 1, 2008, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
James F. Albaugh	57

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

James A. Bell	59

Executive Vice President and Chief Financial Officer since January 2004. Prior thereto, Senior Vice President of Finance and Corporate Controller from October 2000 to January 2004. Prior thereto, Vice President of Contracts and Pricing for Boeing Space Communications from January 1997 to October 2000. Current director of The Dow Chemical Company.

Scott E. Carson	61

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

Michael J. Cave	47

Senior Vice President of Business Development and Strategy since November 2007. Prior thereto, Vice President of Business Strategy & Marketing for Boeing Commercial Airplanes, and prior thereto Vice President/General Manager of Airplane Programs for Commercial Airplanes and prior thereto Senior Vice President for Commercial Aviation Services. Prior thereto, Senior Vice President and Chief Financial Officer of Commercial Airplanes from November 2000 through January 2003. Prior thereto, Vice President – Finance for Commercial Aviation Services, Vice President – Controller for Boeing Commercial Airplanes Group, and Vice President – Finance for the twin-aisle programs. Prior to joining Commercial Airplanes, Vice President – Finance for Boeing Information, Space & Defense Systems.

Wanda K. Denson-Low	51

Senior Vice President, Office of Internal Governance since May 2007. Prior thereto, vice president and assistant general counsel of IDS, August 2003 to May 2007. Prior thereto, vice president of human resources for IDS, March 2002 to August 2003, and prior thereto Chief Counsel, S&C Legal, August 2001 to March 2002, and Vice President, General Counsel, Hughes Space and Communications, January 1998 to August 2001. Vice President, Assistant General Counsel, Hughes Electronics, 1992 to January 1998. Wanda Denson-Low joined the Company in 1984.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Thomas J. Downey	43

Senior Vice President, Communications since January 1, 2007. Prior thereto, Vice President, Corporate Communications, April 2006 to December 2006. Prior thereto, Vice President, Commercial Airplanes Communications, May 2002 to April 2006. Prior thereto, Corporate Vice President, Internal and Executive Communications, 1999 to April 2002. Prior thereto, General Manager of Communications and Community Relations for Military Aircraft and Missile Systems unit and director of Communications for Douglas Aircraft Company. Mr. Downey joined the Company in 1986.

Shepard W. Hill	55

Senior Vice President, President, Boeing International since November 2007. Prior thereto, Senior Vice President, Business Development and Strategy, Vice President, Business Development, at IDS, and prior thereto, he was Vice President, Boeing Space and Communications Government Relations and was vice president, Space Systems, Integrated Space and Defense Systems business unit. Mr. Hill joined Boeing when the Company acquired Rockwell’s Aerospace and Defense business in 1996. At that time, Hill was Rockwell’s Vice President, Aerospace Government Affairs and Marketing.

Tod R. Hullin	64

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

James M. Jamieson	59

Senior Vice President, Chief Operating Officer, Boeing Commercial Airplanes since September 2006. Prior thereto, Chief Technology Officer December 2003 and prior thereto, Senior Vice President, Airplane Programs for Boeing Commercial Airplanes from February 2000 to December 2003. Prior thereto, Executive Vice President of Single Aisle Airplane Programs from October 1998 to February 2000.

J. Michael Luttig	53

Senior Vice President and General Counsel of the Company since May 2006. Prior thereto, served on the United States Court of Appeals for the Fourth Circuit from October 1991 to May 2006. Prior thereto, Assistant Attorney General of the United States from October 1990 to October 1991, and Counselor to the Attorney General at the Department of Justice from August 1990 to October 1991. Prior thereto, Principal Deputy Assistant Attorney General at the Department of Justice from March 1989 to October 1990. Prior thereto, Luttig was associated with Davis Polk and Wardwell from September 1985 to March 1989. Prior thereto, special assistant to the Chief Justice of the United States from September 1984 to September 1985. Prior thereto, law clerk to the Honorable Warren E. Burger, Chief Justice of the United States from July 1983 until August 1984 and law clerk to then-Judge Antonin Scalia of the United States Court of Appeals from August 1982 to July 1983. Prior thereto, special assistant to The White House Counsel and then as assistant counsel from March 1981 to August 1982. Prior thereto, Luttig worked at the Supreme Court of the United States in the Office of Administrative Assistant to the Chief Justice from September 1976 to September 1978.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
W. James McNerney, Jr.	58

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

Richard D. Stephens	55

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

John J. Tracy	53

Chief Technology Officer and Senior Vice President of Engineering, Operations and Technology since October 1, 2006. Prior thereto, Vice President of Engineering and Mission Assurance for IDS, February 2004 to September 2006. Prior thereto, Vice President of Structural Technologies, Prototyping, and Quality for Phantom Works, September 2001 to January 2004. Prior thereto, General Manager of Engineering for Military Aircraft and Missiles September 2000 to August 2001. Dr. Tracy joined the Company in 1981.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for our common stock is the New York Stock Exchange. Our common stock is also listed on the Amsterdam, Brussels, London, Swiss and Tokyo Exchanges as well as various regional stock exchanges in the United States. The number of holders of common stock as of February 8, 2008, was approximately 159,913. Additional information required by this item is incorporated by reference from the table captioned Quarterly Financial Data (Unaudited) on page 108.

Issuer Purchases Of Equity Securities

The following table provides information about purchases we made during the quarter ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
10/01/07 thru 10/31/07	4,235,525	$98.57	4,234,772	$7,069
11/01/07 thru 11/30/07	3,035,600	$93.04	3,035,600	$6,787
12/01/07 thru 12/31/07	2,116,807	$89.74	2,116,796	$6,597
TOTAL	9,387,932	$94.79	9,387,168

(1)

We repurchased an aggregate of 9,387,168 shares of our common stock in the open market pursuant to our repurchase programs. On August 28, 2006 our Board of Directors approved the repurchase of $3 billion of common stock (the 2006 Program). On October 29, 2007, the Board approved a new repurchase plan (the 2007 Program) for up to $7 billion of common stock that commenced following the completion of the 2006 Program. Unless terminated earlier by a Board resolution, the 2007 Program will expire when we have used all authorized funds for repurchase. Outside of the programs, we purchased an aggregate of 764 shares in swap transactions.

Item 6. Selected Financial Data

Five-Year Summary (Unaudited)

(Dollars in millions except per share data)	2007	2006	2005	2004	2003
Operations
Revenues
Commercial Airplanes (a)	$33,386	$28,465	$21,365	$19,925	$21,380
Integrated Defense Systems: (b)(c)
Precision Engagement and Mobility Systems	13,685	14,107	13,308	12,646	11,605
Network and Space Systems	11,696	11,941	12,221	12,992	11,392
Support Systems	6,699	6,391	5,577	5,101	4,610
Total Integrated Defense Systems	32,080	32,439	31,106	30,739	27,607
Boeing Capital Corporation (d)	815	1,025	966	959	991
Other	280	299	657	275	625
Accounting differences/eliminations	(174)	(698)	(473)	(498)	(1,292)
Total revenues	$66,387	$61,530	$53,621	$51,400	$49,311
General and administrative expense (d)	3,531	4,171	4,228	3,657	3,200
Research and development expense	3,850	3,257	2,205	1,879	1,651
Other income, net	484	420	301	288	460
Net earnings from continuing operations (d)	$4,058	$2,206	$2,562	$1,820	$685
Cumulative effect of accounting change, net of taxes			17
Income from discontinued operations, net of taxes (e)				10	33
Net gain/(loss) on disposal of discontinued operations, net of tax	16	9	(7)	42
Net earnings	$4,074	$2,215	$2,572	$1,872	$718
Basic earnings per share from continuing operations	5.36	2.88	3.26	2.27	0.86
Diluted earnings per share from continuing operations	5.26	2.84	3.19	2.24	0.85
Cash dividends declared	$1,129	$991	$861	$714	$573
Per share	1.45	1.25	1.05	0.85	0.68
Additions to plant and equipment	1,731	1,681	1,547	1,246	836
Depreciation of plant and equipment	978	1,058	1,001	1,028	1,005
Employee salaries and wages	14,852	15,871	13,667	12,700	12,067
Year-end workforce	159,300	154,000	153,000	159,000	157,000
Financial position at December 31
Total assets (e)	$58,986	$51,794	$59,996	$56,224	$55,171
Working capital	(4,258)	(6,718)	(6,220)	(5,735)	892
Property, plant and equipment, net	8,265	7,675	8,420	8,443	8,597
Cash and cash equivalents	7,042	6,118	5,412	3,204	4,633
Short-term investments	2,266	268	554	319
Total debt	8,217	9,538	10,727	12,200	14,443
Customer financing assets	7,105	8,890	10,006	11,001	10,914
Shareholders’ equity (e)	9,004	4,739	11,059	11,286	8,139
Per share	12.22	6.25	14.54	14.23	10.17
Common shares outstanding (in millions) (f)	736.7	757.8	760.6	793.2	800.3
Contractual Backlog
Commercial Airplanes (a)	$255,176	$174,276	$124,132	$65,482	$63,929
Integrated Defense Systems: (b)(c)
Precision Engagement and Mobility Systems	22,957	24,739	21,630	21,296	22,871
Network and Space Systems	9,167	7,838	6,324	10,923	11,753
Support Systems	9,664	9,714	8,551	7,077	6,302
Total Integrated Defense Systems	41,788	42,291	36,505	39,296	40,926
Total	$296,964	$216,567	$160,637	$104,778	$104,855

Cash	dividends have been paid on common stock every year since 1942.
(a)

In the first quarter of 2006, Commercial Airplanes changed its accounting policy for concessions received from vendors. The years 2005 through 2003 were retroactively adjusted for comparative purposes.

(b)

Effective January 1, 2007, the B-1 bomber program (formerly included in PE&MS) and certain Boeing Australia Limited programs (formerly included in N&SS) are included in Support Systems. The years 2006 through 2003 were restated for comparative purposes.

(c)

In 2006, we realigned IDS into three capabilities-driven businesses: PE&MS, N&SS, and Support Systems. As part of the realignment, certain advanced systems and research and development activities previously included in the Other segment transferred to the new IDS segments. The years 2005 through 2002 were restated for comparative purposes.

(d)

During 2004, BCC sold substantially all of the assets related to its Commercial Financial Services business. Thus, the Commercial Financial Services business is reflected as discontinued operations. The year 2003 was restated for comparative purposes.

(e)

Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans was adopted in 2006 and reduced shareholders’ equity by $8.2 billion. Retrospective application is not permitted.

(f)	Computation represents actual shares outstanding as of December 31, and excludes treasury shares and the outstanding shares held by the ShareValue Trust.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations and Financial Condition

Overview

We are a global market leader in design, development, manufacture, sale and support of commercial jetliners, military aircraft, satellites, missile defense, human space flight and launch systems and services. We are one of the two major manufacturers of 100+ seat airplanes for the worldwide commercial airline industry and the second-largest defense contractor in the U.S. While our principal operations are in the U.S., we rely extensively on a network of partners, key suppliers and subcontractors located around the world.

Our business strategy is centered on successful execution in healthy core businesses – Commercial Airplanes and Integrated Defense Systems (IDS) – supplemented and supported by Boeing Capital Corporation (BCC). Taken together, these core businesses generate substantial earnings and cash flow that permit us to invest in new products and services that open new frontiers in aerospace. We focus on producing the airplanes the market demands and we price our products to provide a fair return for our shareholders while continuing to find new ways to improve efficiency and quality. IDS integrates its resources in defense, intelligence, communications and space to deliver capability-driven solutions to its customers at reduced costs. Our strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets, underscored by an intense focus on growth and productivity. Our strategy also benefits as commercial and defense markets often offset each others’ cyclicality. BCC delivers value through supporting our business units and managing overall financing exposure.

In 2007, our revenues grew by 8%. Earnings from operations increased 93%. We continued to invest in key growth programs as Research and Development expense grew by 18% to $3.9 billion, reflecting increased spending on the 787 and 747-8 programs and lower cost sharing payments from suppliers. We generated operating cash flow of $9.6 billion driven by operating and working capital performance. We reduced debt by $1.3 billion and repurchased 29 million common shares. Our contractual backlog grew 37% to $297 billion, driven by 46% growth at Commercial Airplanes while our total backlog grew 31% to $327 billion.

We expect continued growth in Commercial Airplane revenues and deliveries as we execute our record backlog and respond to global demand by ramping up commercial aircraft production. We expect IDS revenue to remain relatively flat in 2008 compared with 2007 and anticipate that the U.S. Department of Defense (U.S. DoD) budget growth will begin to moderate over the next several years. We are focused on improving financial performance through a combination of productivity and customer-focused growth.

Consolidated Results of Operations

Revenues

(Dollars in millions)

Years ended December 31,	2007	2006	2005
Commercial Airplanes	$33,386	$28,465	$21,365
Integrated Defense Systems	32,080	32,439	31,106
Boeing Capital Corporation	815	1,025	966
Other	280	299	657
Accounting differences/eliminations	(174)	(698)	(473)
Revenues	$66,387	$61,530	$53,621

Revenues in 2007 grew by $4,857 million, primarily due to the growth at Commercial Airplanes. Commercial Airplanes revenues increased by $4,921 million, primarily due to higher new airplane deliveries and increased commercial aviation support activities. IDS revenues decreased by $359 million, primarily due to lower revenues in Network and Space Systems (N&SS) resulting from the formation of the United Launch Alliance (ULA) joint venture in 2006 and lower revenues in Precision Engagement and Mobility Systems (PE&MS), offset by growth in Support Systems. BCC revenues decreased by $210 million primarily due to a decrease in the customer financing portfolio. Accounting differences/eliminations changed by $524 million primarily due to fewer Commercial Airplanes intercompany deliveries when compared with 2006.

Higher consolidated revenues in 2006 were primarily due to higher new commercial aircraft deliveries. IDS revenues were up moderately in 2006 as growth in PE&MS and Support Systems was partially offset by lower volume in N&SS. BCC revenues increased in 2006 primarily due to higher investment income and higher net gain on disposal of assets. Other segment revenues decreased in 2006 as a result of the buyout of several operating lease aircraft in the amount of $369 million in 2005. Accounting differences/eliminations decreased revenues due to higher Commercial Airplanes intercompany deliveries in 2006.

Earnings from Operations

The following table summarizes our earnings from operations:

(Dollars in millions)

Years ended December 31,	2007	2006	2005
Commercial Airplanes	$3,584	$2,733	$1,431
Integrated Defense Systems	3,440	3,032	3,919
Boeing Capital Corporation	234	291	232
Other	(243)	(738)	(363)
Unallocated Expense	(1,185)	(1,733)	(2,407)
Settlement with U.S. Department of Justice, net of accruals		(571)
Earnings from operations	$5,830	$3,014	$2,812

Operating earnings in 2007 improved by $2,816 million compared with 2006. The increase is partly due to the $571 million global settlement with U.S. Department of Justice (U.S. DoJ) that occurred in the second quarter of 2006. Commercial Airplanes earnings increased by $851 million compared with the same period in 2006, primarily due to higher new airplane deliveries, commercial aviation support activities and improved cost performance offset by increased research and development expense. Commercial Airplanes’ research and development expense increased by $572 million to $2,962 million compared with the same period 2006, primarily due to spending on the 787 and 747-8 programs. IDS earnings increased by $408 million compared with 2006. The increase is primarily due to 2006 charges of $770 million in the PE&MS segment related to Airborne Early Warning & Control (AEW&C), partially offset by lower 2007 earnings on several programs in the PE&MS and N&SS segments. BCC operating earnings decreased $57 million reflecting lower revenues partially offset by a recovery of losses and lower expenses. Other segment earnings improved by $495 million primarily due to the absence of losses related to Connexion by Boeing, which included a charge of $320 million to exit this business in 2006. Lower unallocated expense in 2007 contributed $548 million to the 2007 earnings improvement.

Operating earnings increased in 2006 compared with 2005 primarily driven by improved earnings at Commercial Airplanes resulting from higher revenue from new aircraft deliveries, increased earnings from commercial aviation support business and improved cost performance. Lower unallocated expense in 2006 also contributed to the 2006 earnings increase. This was partially offset by a $571 million charge for global settlement with U.S. DoJ, lower IDS earnings reflecting a $569 million net gain on the sale of our Rocketdyne business in 2005 and $770 million of charges on the AEW&C development program in 2006 partially offset by improved margins on other programs and a $320 million charge related to the exit of the Connexion by Boeing business recorded in Other segment.

The most significant items included in Unallocated expense are shown in the following table:

(Dollars in millions)

Years ended December 31,	2007	2006	2005
Pension and other postretirement	$(686)	$(472)	$(851)
Share-based plans	(233)	(680)	(999)
Deferred compensation	(51)	(211)	(186)
Other	(215)	(370)	(371)
Unallocated expense	$(1,185)	$(1,733)	$(2,407)

We recorded net periodic benefit cost related to pensions and other postretirement benefits of $1,773 million, $1,663 million and $1,852 million in 2007, 2006 and 2005, respectively. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. Accordingly, earnings from operations included $1,730 million, $1,227 million and $1,893 million in 2007, 2006, and 2005, respectively. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.

Unallocated pension and other postretirement expense represents the difference between costs recognized under GAAP in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes.

Pension and other postretirement expense increased during 2007 when compared with 2006 primarily due to increased overall pension costs recognized in inventory as of December 31, 2006, which are subsequently expensed in cost of sales in 2007. Pension and other postretirement expense decreased in 2006 compared with 2005 mainly due to an absence of net settlement and curtailment charges partially offset by an increase in the amount of actuarial loss that was amortized.

The reduction in Share-based plans expense is primarily due to lower Performance Shares outstanding during 2007 and higher expense acceleration during 2006, resulting from 12 payouts compared with six payouts in 2007. The decrease in 2006 Share-based plans expense is primarily due to the increase in our stock price during 2005 which resulted in additional compensation expense due to an increase in the number of performance shares meeting the price growth targets and being converted to common stock. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price. Other expense decreased in 2007 partly due to reduced intercompany profit elimination as a result of fewer intercompany deliveries during 2007 compared with 2006.

Other Earnings Items

(Dollars in millions)

Years ended December 31,	2007	2006	2005
Earnings from operations	$5,830	$3,014	$2,812
Other income, net	484	420	301
Interest and debt expense	(196)	(240)	(294)
Earnings before income taxes	6,118	3,194	2,819
Income tax expense	(2,060)	(988)	(257)
Net earnings from continuing operations	$4,058	$2,206	$2,562

Other income, which primarily consists of interest income, was higher in 2007 compared with 2006 as a result of increases in average principal balances and higher average rates of return on cash and investments. Other income was higher in 2006 compared with 2005 as a result of increases in average principal balances and higher average rates of return, partially offset by lower interest income compared with 2005 related to federal income tax settlements for prior years.

Interest and debt expense decreased in 2007 and in 2006, primarily due to debt repayments.

The effective income tax rate of 33.7% for 2007 differed from the 2006 effective income tax rate of 30.9% primarily due to Foreign Sales Corporation and Extraterritorial Income exclusion tax benefits that existed in 2006, but did not recur in 2007. This was partially offset by the non-deduction in 2006 of the global settlement with the U.S. DoJ and other income tax provision adjustments. The 2007 tax rate of 33.7% included enhanced Research and Development credits that exceeded the credits in 2006. The effective income tax rate of 30.9% for 2006 differed from the 2005 effective income tax rate of 9.1% primarily due to the favorable 2005 settlement with the Internal Revenue Service and the non-deduction in 2006 of the global settlement with the U.S. DoJ. For additional discussion related to Income Taxes see Note 4.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. Contractual backlog increased by $80,397 million in 2007 compared to 2006 as a result of increases at Commercial Airplanes of $80,900 million, which were due to new orders in excess of deliveries for all programs offset by decreases at IDS of $503 million.

Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Funding that is subsequently received is moved to contractual backlog. The decrease in IDS unobligated backlog of $3,502 million during 2007 compared with 2006 is primarily due to funding released from existing contracts on Future Combat Systems (FCS), Proprietary, C-17, P8-A and F-18, partially offset by increases in the F-22 program and Support Systems.

Segment Results of Operations and Financial Condition

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment The fundamental drivers of air travel growth are a combination of economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Air traffic growth continues to exceed its long-term trend due to strong performance of these key drivers. Global economic growth, the primary driver of air traffic growth, remained above long-term trend for the fourth straight year in 2007. The world economy has grown at an average 3.8% annual rate since 2004 compared to the long-term trend rate of 3.1%. The increasingly diversified world economy is forecast to continue above-trend growth through the end of the decade although there is increased uncertainty in the near-term outlook due to a slowdown in the United States economy.

Increasingly liberalized and competitive air travel markets are also supporting strong traffic growth. Many bilateral air service agreements governing air traffic rights between countries are liberalizing air travel around the world particularly in high growth markets such as China and India which have signed multiple new agreements over the last several years. In addition, open skies agreements, in which all traffic rights restrictions are eliminated, continue to emerge with United States – European Union open skies negotiations being the most prominent recent example. Airline ownership is also becoming more commercially driven – governments are reducing ownership and control stakes, moving away from national carriers. All of these facets of liberalization are increasing competition between airlines and further stimulating demand for air travel. In this increasingly liberalized environment, airlines are offering improved service levels increasing flight frequency and airport pairs served by 5% per year since 2004.

The combination of these two fundamental drivers has led to a 9% annual average increase in the number of passengers since 2003. In addition, high fuel prices are spurring strong demand to replace older, less fuel efficient airplanes. Together, these two factors have led to strong demand for new aircraft – over 7,000 orders for large commercial jet aircraft over the last four years, increasing industry backlog levels to seven years of deliveries at current production rates.

Fuel prices are also playing a key role in increasing the current demand for new aircraft. Strong economic growth has also led to sustained high oil and fuel prices. Between 2003 and 2007, jet fuel expense grew from 15 percent to more than 30 percent of airline operating costs. Airlines are responding by improving the fuel efficiency of their aircraft operations and reducing cost in many other areas. They are implementing more efficient (internet based) distribution systems, reducing commission payments, and drawing on their employees for participation in labor cost reduction. These initiatives, combined with strong demand, are enabling industry-wide profitability despite high fuel prices. Worldwide airlines achieved a $5.6 billion net profit in 2007 and are forecast to earn $5.0 billion in 2008.

Looking forward, our 20-year forecast is for a long-term average growth rate of 5% per year for passenger traffic, and 6% per year for cargo traffic based on projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $2.8 trillion market for 28,600 new airplanes over the next 20 years.

The industry remains vulnerable to near-term exogenous developments including disease outbreaks (such as avian flu), terrorism, global economic cycles, increased global environmental regulations and fuel prices. Fuel prices are forecast to remain elevated and volatile in the near-term due to strong demand driven by economic growth and historically low surplus capacity to cushion against supply shocks.

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

Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately two-thirds of Commercial Airplanes’ sales and contractual backlog are directly from customers based outside the United States.

We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. Airbus has historically invested heavily to create a family of products to compete with ours. Regional jet makers Embraer and Bombardier, coming from the less than 100-seat commercial jet market, continue to develop larger and more capable airplanes. Additionally, other competitors from Russia, China, and Japan are likely to enter the 70 to 130 seat aircraft market over the next few years. This market environment has resulted in intense pressures on pricing and other competitive factors.

Worldwide, airplane sales are generally conducted in U.S. dollars. Fluctuating exchange rates affect the profit potential of our major competitors, all of whom have significant costs in other currencies. A decline of the U.S. dollar relative to their local currencies as experienced in 2007 puts pressure on competitors’ revenues and profits. Competitors often respond by aggressively reducing costs and increasing productivity, thereby improving their longer-term competitive posture. Airbus has recently announced such initiatives targeting a two-year reduction in its development cycle and a significant increase in overall productivity by 2010. If the U.S. dollar strengthens, Airbus can use the extra efficiency to develop new products and gain market share.

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

Operating Results

(Dollars in millions) Years ended December 31,	2007	2006	2005
Revenues	$33,386	$28,465	$21,365
% of Total company revenues	50%	46%	40%
Earnings from operations	$3,584	$2,733	$1,431
Operating margins	10.7%	9.6%	6.7%
Research and development	$2,962	$2,390	$1,302
Contractual backlog	$255,176	$174,276	$124,132

Revenues The increase in revenue of $4,921 million in 2007 from 2006 was primarily attributable to higher new airplane deliveries, including model mix changes, of $3,369 million, increased commercial aviation support business of $1,432 million and $120 million primarily attributable to revenue from aircraft trading.

The increase in revenue of $7,100 million in 2006 from 2005 was primarily attributable to higher new airplane deliveries, including model mix changes, of $6,820 million, increased commercial aviation support business of $873 million offset by $593 million primarily attributable to lower revenue from aircraft trading. In 2005 we delivered 29 fewer than expected airplanes due to the International Association of Machinists and Aerospace Workers (IAM) strike during the month of September 2005. This resulted in approximately $2,000 million lower revenue than anticipated for 2005.

Commercial jet aircraft deliveries as of December 31, including deliveries under operating lease, which are identified by parentheses, were as follows:

	717		737 NG		747	757	767		777	Total
2007
Cumulative Deliveries	155		2,466		1,396	1,049	959		687
Deliveries			330	*	16		12	*	83	441
2006
Cumulative Deliveries	155		2,136		1,380	1,049	947		604
Deliveries	5	(3)	302	*	14		12	*	65	398
2005
Cumulative Deliveries	150		1,834		1,366	1,049	935		539
Deliveries	13	(5)	212	*	13	2	10	*	40	290

*

Intracompany deliveries were one 767 aircraft and one 737 Next Generation aircraft in 2007, two 767 aircraft and eight 737 Next Generation aircraft in 2006 and two 767 aircraft and two 737 Next Generation aircraft in 2005.

Earnings from Operations The $851 million increase in earnings from operations in 2007 over the comparable period of 2006 was primarily attributable to earnings of $950 million on increased new aircraft deliveries and $304 million in increased earnings primarily attributable to commercial aviation support business. In addition cost performance improved by $169 million. These were offset by an increase in research and development costs of $572 million.

The $1,302 million increase in earnings from operations in 2006 over the comparable period of 2005 was primarily attributable to earnings of $1,781 million on increased new aircraft deliveries and $315 million in increased earnings primarily attributable to commercial aviation support business. In addition cost performance improved by $226 million. Such items were offset by increased research and development costs of $1,088 million. In 2005 we had a loss on the sale of Wichita, Kansas and Tulsa and McAlester, Oklahoma operations of $68 million. The IAM strike resulted in lower operating earnings in 2005 due to 29 fewer than expected airplane deliveries.

Backlog The backlog increase in 2007 related to orders in excess of deliveries for all programs, while the increase in 2006 related to orders in excess of deliveries for 737NG, 747 and 787.

Accounting Quantity The accounting quantity is our estimate of the quantity of airplanes that will be produced for delivery under existing and anticipated contracts. Its determination is limited by the ability to make reasonably dependable estimates of the revenue and costs of these contracts. It is a key determinant of gross margins we recognize on sales of individual airplanes throughout a program’s life. Estimation of each program’s accounting quantity takes into account several factors that are indicative of the demand for that program, including firm orders, letters of intent from prospective customers, and market studies. We review our program accounting quantities quarterly.

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

The accounting quantity for each program may include units that have been delivered, undelivered units under contract, and units anticipated to be under contract in the reasonable future (anticipated orders). In developing total program estimates all of these items within the accounting quantity must be considered. The table below provides details as of December 31:

	Program
	717	737 NG	747	757	767	777	787
2007
Program accounting quantities	156	3,800	1,474	1,050	998	950	*
Undelivered units under firm orders[1]		2,076	125		52	357	817
Cumulative firm orders (CFO)[2]	155	4,542	1,521	1,049	1,011	1,044
Anticipated orders	N/A	N/A	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	N/A	N/A
2006
Program accounting quantities	156	3,200	1,449	1,050	985	900	*
Undelivered units under firm orders[1]		1,560	116		28	299	448
Cumulative firm orders (CFO)[2]	155	3,696	1,496	1,049	975	903
Anticipated orders	N/A	N/A	N/A	N/A	8	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	1%	N/A
2005
Program accounting quantities	156	2,800	1,424	1,050	971	800	*
Undelivered units under firm orders[1]	5	1,123	58		30	288	287
Cumulative firm orders (CFO)[2]	155	2,957	1,424	1,049	965	827
Anticipated orders	N/A	N/A	N/A	N/A	3	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	0%	N/A

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery, targeted for 2009.
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

737 Next-Generation The accounting quantity for the 737 Next-Generation program increased by 600 units during 2007 due to the program’s normal progression of obtaining additional orders and delivering aircraft.

747 Program The accounting quantity for the 747 program increased by 25 units during 2007. In the fourth quarter of 2007 we completed firm configuration of the 747-8 Intercontinental airplane and during 2006 we completed firm configuration of the 747-8 Freighter. While there are always risks to development, production and certification schedules in the introduction of a new commercial derivative airplane, deliveries of the first 747-8 Freighter and Intercontinental airplane are targeted for late 2009 and late 2010.

767 Program The accounting quantity for the 767 program increased by 13 units during 2007.

777 Program The accounting quantity for the 777 program increased by 50 units during 2007 as a result of the program’s normal progression of obtaining additional orders and delivering aircraft. Firm configuration of the 777 Freighter was completed during 2006. Deliveries of the first 777 Freighter are targeted for late 2008.

787 Program We are in the very critical stages of final assembly and planning for flight test, and the risks that are always inherent in these latter stages of airplane production still remain. We continue to address challenges associated with assembly of the first airplanes, including start-up issues in our factory, management of our extended global supply chain, completion and integration of traveled work and reconciliation of the airplane’s configuration with supplier and partner engineering. In January 2008 we announced that first flight of the 787 has been moved from the end of the first quarter of 2008 to around the end of the second quarter of 2008 to provide additional time to complete assembly of the first airplane. Deliveries are now expected to begin in early 2009, rather than late 2008. We continue working with our customers and suppliers to assess the specific impacts of the schedule change on the flight test program and entry into service.

Fleet support We provide the operators of our commercial airplanes with assistance and services to facilitate efficient and safe aircraft operation. Collectively known as commercial aviation support, these activities and services begin prior to aircraft delivery and continue throughout the operational life of the aircraft. They include flight and maintenance training, field service support costs, engineering services and technical data and documents. The costs for fleet support are expensed as incurred and have been historically less than 1.5% of total consolidated costs of products and services. This level of expenditures is anticipated to continue in the upcoming years. These costs do not vary significantly with current production rates.

Research and development The following chart summarizes the time horizon between go-ahead and certification/initial delivery for major Commercial Airplanes derivatives and programs.

Our Research and development expense increased $572 million and $1,088 million in 2007 and 2006. Research and development expense is net of development cost sharing payments received from suppliers. The increase in 2007 was due to higher spending of $542 million, primarily on 787 and 747-8, and $30 million of lower supplier development cost sharing payments. We anticipate a decrease in research and development spending for 2008 primarily due to reduced 787 product development activities.

Integrated Defense Systems

Business Environment and Trends

IDS consists of three capabilities-driven businesses: Precision Engagement and Mobility Systems (PE&MS), Network and Space Systems (N&SS), and Support Systems.

Defense Environment Overview The U.S. is faced with continuous force deployments overseas, stability operations in Afghanistan and Iraq, and uncertainties about near-peer adversary states with growing sophistication and military means. At the same time, our defense department faces the simultaneous requirements to recapitalize important defense capabilities and to transform the force to take advantage of available technologies to meet the changing national security environment as outlined in the latest Quadrennial Defense Review (QDR). All of this must be carried out against a backdrop of significant Federal budget deficits and bipartisan objectives to reduce and ultimately eliminate annual deficit spending as well as the upcoming 2008 Presidential elections. We anticipate that the national security environment will remain challenging for at least the next decade.

Because U.S. DoD spending was about half of worldwide defense spending and represented approximately 84% of IDS revenue in 2007, the trends and drivers associated with the U.S. DoD budget are critical. The U.S. DoD budget has grown substantially over the past decade, particularly after the terrorist attacks of September 11, 2001. Although the growth rate had moderated in recent years, the 2009 submittal equates to a 7.5% increase over 2008. The President’s request for fiscal year 2009 is $515 billion, excluding the additional initial request of $70 billion to continue the fight in the Global War on Terror (GWOT). The Procurement account continues to see growth with a request of $104 billion, a 5% increase over 2008, while the Research, Development, Test & Evaluation account increased modestly to $80 billion, a 4% increase from the 2008 level. (All projections and percentage increases are made without taking inflation into account and without accounting for Supplemental funding.)

Over the past years, emergency supplemental requests have been used to cover the on-going costs of the GWOT. In addition to the fiscal year 2008 discretionary budget request, the President also submitted supplemental requests totaling $189 billion to cover operations in the GWOT. It is anticipated that additional supplemental requests for 2009 will exceed $100 billion, including the $70 billion initially requested, and that the trend to use supplemental requests to fund the GWOT will continue.

Even though we continue to see modest growth in the U.S. DoD budget, it is unlikely that the U.S. DoD will be able to fully fund the hardware programs already in development as well as new initiatives in order to address the capability gaps identified in the latest QDR. This imbalance between future costs of hardware programs and expected funding levels is not uncommon in the U.S. DoD and is routinely managed by internally adjusting priorities and schedules, restructuring programs, and lengthening production runs to meet the constraints of available funding and occasionally by cancellation of programs. We expect the U.S. DoD will respond to future budget constraints by focusing on affordability strategies that emphasize jointness and network-enabled operations. These strategies will be enabled through persistent intelligence, surveillance, and reconnaissance, long-range strike, special operations, unmanned systems, precision guided kinetic and non-kinetic weapons as well as continued privatization of logistics and support activities to improve overall effectiveness while maintaining control over costs.

Consolidation of contractor-provided U.S. government launch capabilities was completed with the formation of the ULA joint venture in 2006. This consolidation was driven by the limited schedule of government launches as well as the downturn in the commercial launch market. Launch contractors had built business cases around the government market being supplemented by a robust commercial market, but as the commercial market declined these business cases were re-evaluated. The U.S. government has an assured access to space policy which requires that two separate vehicles be available for use. The ULA joint venture is intended to provide this assurance.

Civil Space Transportation and Exploration Environment NASA has had stable but very little growth in their funding in this decade. NASA’s fiscal year 2007 appropriation of $16.6 billion was approximately equal to the fiscal year 2006 funding level. NASA’s budget remains focused on needed funds for Space Shuttle Operations, International Space Station, and new initiatives associated with the Vision for Space Exploration. We anticipate funding levels to remain in the $17-$18 billion range in the near future. NASA is continuing to pursue elements of the Vision for Space Exploration, which will provide additional opportunities.

Commercial Satellite Environment The commercial satellite market has strengthened since the downturn earlier in the decade and is expected to stabilize with replacement demand through the end of the decade. The market remains extremely competitive with overcapacity across the overall industry and strong pressure on pricing. We will continue to pursue profitable commercial satellite opportunities where the customer values our technical expertise and unique solutions.

Integrated Defense Systems Operating Results

IDS Realignment

Effective January 1, 2007, the B-1 bomber program (formerly included in PE&MS) and certain Boeing Australia Limited programs (formerly included in N&SS) are included in Support Systems. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 22.

Operating Results

(Dollars in millions) Years ended December 31,	2007	2006	2005
Revenues	$32,080	$32,439	$31,106
% of Total company revenues	48%	53%	58%
Earnings from operations	$3,440	$3,032	$3,919
Operating margins	10.7%	9.3%	12.6%
Research and development	$851	$791	$855
Contractual backlog	$41,788	$42,291	$36,505
Unobligated backlog	$29,922	$33,424	$44,008

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

Revenues IDS revenues decreased 1% in 2007 primarily due the exclusion of the government Delta volume from N&SS revenues, now a revenue component for our joint venture ULA. Decreased revenue from this exclusion and lower revenues in the PE&MS segment were partially offset by increased volume in other N&SS programs and growth in the Support Systems segment. IDS revenues increased 4% in 2006 as growth in PE&MS and Support Systems was partially offset by lower volume in N&SS.

Operating Earnings IDS operating earnings increased by $408 million in 2007 compared with 2006 primarily due to $770 million of charges on the AEW&C development program in 2006. The 2007 increase was partially offset by lower earnings in the PE&MS and N&SS segments. Operating earnings decreased by $887 million in 2006 compared with 2005 reflecting a $569 million net gain on the sale of Rocketdyne in 2005 and $770 million of charges on the AEW&C development program in 2006 partially offset by improved margins on other programs.

Backlog Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. IDS total backlog decreased 5% in 2007, from $75,715 million to $71,710 million, primarily due to current year deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in FCS, C-17, and P-8A programs.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Airborne Laser, E/A-18G, Family of Beyond Line-of-Sight Terminals (JTRS), FCS, Ground-based Midcourse Defense (GMD), Joint Tactical Radio System, P-8A and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger termination-for-default provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of these programs include AEW&C, international KC-767 Tanker, commercial and military satellites, SBInet, Vigilare and High Frequency Modernisation.

Precision Engagement and Mobility Systems Operating Results

(Dollars in millions) Years ended December 31,	2007	2006	2005
Revenues	$13,685	$14,107	$13,308
% of Total company revenues	21%	23%	25%
Earnings from operations	$1,629	$1,208	$1,720
Operating margins	11.9%	8.6%	12.9%
Research and development	$447	$392	$432
Contractual backlog	$22,957	$24,739	$21,630
Unobligated backlog	$8,564	$8,962	$15,054

Revenues PE&MS revenues decreased 3% in 2007 compared with an increase of 6% in 2006. The decrease of $422 million in 2007 was due to reduced deliveries of the Apache and T-45 aircraft and Joint Direct Attack Munitions, partially offset by higher deliveries of Chinook and F-18 aircraft and higher volume on the P-8A program. The revenue growth of $799 million in 2006 was driven by higher deliveries of F-15 and Apache aircraft and higher volume on P-8A, F-22, and Chinook, partially offset by reduced revenues on AEW&C.

Deliveries of new-build production aircraft, excluding remanufactures and modifications, were as follows:

	2007	2006	2005
F/A-18 Models	44	42	42
T-45TS Goshawk	9	13	10
F-15E Eagle	12	12	6
C-17 Globemaster	16	16	16
CH-47 Chinook	10	2
AH-64 Apache	17	31	12
C-40A Clipper	3	1	2
Total New-Build Production Aircraft	111	117	88

Operating Earnings PE&MS operating earnings increased by $421 million in 2007 primarily due to the 2006 charges of $770 million on the AEW&C development program, which were partially offset by lower 2007 earnings due to revised cost estimates on the international KC-767 Tanker program, lower prices on the C-17 program and revised cost and revenue estimates on the AEW&C program. Operating earnings decreased by $512 million in 2006 due to the above mentioned AEW&C charge, which was partially offset by earnings from revenue growth, favorable contract mix, and reduced Company-Sponsored Research & Development expenditures on the 767 Tanker program.

Research and Development The PE&MS segment continues to focus its research and development resources where it can use its customer knowledge, technical strength and large-scale integration capabilities to provide innovative solutions to meet the war fighter’s enduring needs. Research and development has remained consistent over the past several years. Research and development activities leverage our capabilities in architectures, system-of-systems integration and weapon systems technologies to develop solutions which are designed to enhance our customers’ capabilities in the areas of mobility, precision effects, situational awareness and survivability. These efforts focus on increasing mission effectiveness and interoperability, and improving affordability, reliability and economic ownership. Continued research and development investments in unmanned technology and systems have enabled the demonstration of multi-vehicle coordinated flight and distributed control of high-performance unmanned combat air vehicles. Research and development in advanced weapons technologies emphasizes, among other things, precision guidance and multi-mode targeting. Research and development investments in the Global Tanker Aircraft program represent a significant opportunity to provide state-of-the-art refueling capabilities to domestic and non-U.S. customers. Investments were also made to support various intelligence, surveillance, and reconnaissance business opportunities including P-8A and AEW&C aircraft. Other research and development efforts include upgrade and technology insertions to network-enable and enhance the capability and competitiveness of current product lines such as the F/A-18E/F Super Hornet, F-15E Eagle, AH-64 Apache, CH-47 Chinook and C-17 Globemaster.

Backlog PE&MS total backlog decreased by 6% in 2007 compared with 2006 primarily due to deliveries and sales on C-17, F/A-18, P-8A and F-15. These decreases were partially offset by a multi-year contract for F-22 aircraft and international orders for AEW&C and F/A-18 aircraft. Total backlog decreased by 8% in 2006 compared with 2005 primarily due to deliveries and sales on F/A-18 and F-15 from multi-year contracts awarded in prior years.

Additional Considerations

Items which could have a future impact on PE&MS operations include the following:

AEW&C During 2006 we recorded charges of $770 million on our international Airborne Early Warning & Control program. This development program, also known as Wedgetail in Australia and Peace Eagle in Turkey, consists of a 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle includes four aircraft. This is an advanced and complex fixed-price development program involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be missed.

International KC-767 Tanker Program During 2007, the PE&MS segment recorded charges of $152 million which were partially offset at the consolidated level. Currently the international KC-767 Tanker program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. These charges are associated with additional estimated costs for mitigating both the risks on the flight test program and the delivery risk associated with the Italy and Japan contracts. These programs are ongoing, and while we believe the cost estimates incorporated in the financial statements are appropriate, the technical complexity of the programs creates financial risk as additional completion and development costs may be necessary or scheduled delivery dates could be missed.

C-17 As of December 31, 2007 we delivered 171 of the 190 C-17 aircraft ordered by the U.S. Air Force, with final deliveries scheduled for 2009. In June 2007, based upon continued bipartisan congressional support, including the House Armed Services Committee addition of $2.4 billion for 10 C-17s in their mark of the 2008 budget, and U.S. Air Force testimony to Congress reflecting interest in additional C-17 aircraft, we directed key suppliers to begin work on 10 aircraft beyond the 190 currently on order. As of December 31, 2007, inventory expenditures and potential termination liabilities to suppliers for work performed related to anticipated orders for 10 C-17 aircraft to the U.S. Air Force and anticipated international orders for 3 additional aircraft totaled approximately $215 million. It is reasonably possible that we will decide in 2008 to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from the second-quarter direction to key suppliers to begin working on the additional 10 aircraft.

Network and Space Systems Operating Results

(Dollars in millions) Years ended December 31,	2007	2006	2005
Revenues	$11,696	$11,941	$12,221
% of Total company revenues	18%	19%	23%
Earnings from operations	$891	$952	$1,395
Operating margins	7.6%	8.0%	11.4%
Research and development	$300	$301	$334
Contractual backlog	$9,167	$7,838	$6,324
Unobligated backlog	$20,210	$23,723	$27,634

Revenues N&SS revenues decreased 2% in both 2007 and 2006. The decrease of $245 million in 2007 was primarily due to the exclusion of government Delta volume, now a component of our equity investment in ULA and lower FCS volume, partially offset by increased volume on SBInet and several satellite programs. The decrease of $280 million in 2006 was primarily due to lower volume in Proprietary and GMD as well as the divestiture of our Rocketdyne business, which were partly offset by significant growth in FCS and higher Delta IV volume. Additional impacts resulted from fewer milestone completions in our commercial satellite business in 2006 and the completion of a Homeland Security contract in 2005.

Delta launch and new-build satellite deliveries were as follows:

	2007	2006	2005
Delta II Commercial	3
Delta II Government		2	2
Delta IV Government		3
Satellites	4	4	3

Delta government launches are excluded from our deliveries after December 1, 2006 due to the formation of ULA.

Operating Earnings N&SS operating earnings decreased by $61 million in 2007 and decreased by $443 million in 2006. The decrease in 2007 was due to lower earnings on FCS and several satellite programs. These decreases were partially offset by higher award fees on GMD and a $44 million gain on sale of Anaheim property. The decrease in 2006 was primarily due to the $569 million net gain on the Rocketdyne sale and higher contract values for Delta IV launch contracts in 2005, partially offset by increased earnings in the FCS program in 2006. N&SS operating earnings include equity earnings of $85 million, $71 million and $72 million from the United Space Alliance joint venture in 2007, 2006, and 2005, respectively and equity loss of $11 million and equity earnings of $5 million from the ULA joint venture in 2007 and 2006. The ULA equity earnings and loss amounts are net of the basis difference amortization.

Divestitures On February 28, 2005, we completed the stock sale of Electronic Dynamic Devices Inc. to L-3 Communications. On August 2, 2005 we completed the sale of our Rocketdyne business to United Technologies Corporation. See Note 7 Exit Activity and Divestitures.

Research and Development The N&SS research and development funding remains focused on the development of intelligence and surveillance systems; communications and command and control capabilities that support a network-enabled architecture approach for our various government customers. We are investing in the communications market to enable connectivity between existing air/ground platforms, increase communications availability and bandwidth through more robust space systems, and leverage innovative communications concepts. Key programs in this area include Joint Tactical Radio System, FCS, Global Positioning System, and Transformational Satellite Communications System. Investments were also made to support concepts that will lead to the development of next-generation space intelligence systems. Along with increased funding to support these areas of architecture and network-enabled capabilities development, we also maintained our investment levels in global missile defense and advanced missile defense concepts and technologies.

Backlog N&SS total backlog decreased by 7% in 2007 compared with 2006 due to revenues recognized on multi-year orders received in prior years on FCS and Proprietary programs, partially offset by an increase in our Space Exploration programs. Total backlog decreased by 7% in 2006 compared with 2005 primarily due to revenues recognized on multi-year orders received in prior years on the FCS program.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

United Launch Alliance On December 1, 2006, we completed the transaction with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance L.L.C. (ULA). ULA combines the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. In connection with the transaction, we initially contributed net assets of $914 million at December 1, 2006. On July 24, 2007 we and Lockheed reached agreement with respect to resolution of the final working capital and the value of the launch vehicle support contracts that each party contributed to form ULA. Effective August 15, 2007 the parties received all necessary approvals pursuant to the terms of the Consent Order and the terms of the agreement which resulted in additional contributions from both parties with Boeing agreeing to contribute an additional $97 million which did not result in a cash outflow as it will be offset against future payments due to us from ULA associated with an inventory supply agreement. Additionally, conformed accounting adjustments made by ULA resulted in adjustments to ULA’s balance sheet. The book value of our investment exceeds our proportionate share of ULA’s net assets. This difference will be expensed ratably in future years. Based on the adjusted contributions and the conformed accounting policies established by ULA, this amortization is expected to be approximately $14 million annually for the next 17 years.

In connection with the formation of ULA, we and Lockheed each committed to provide up to $25 million in additional capital contributions and we each have agreed to extend a line of credit to ULA of up to $200 million to support its working capital requirements. We and Lockheed transferred performance responsibility for certain U.S. government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government.

In December 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability of $1,375 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to the inventory supply agreement which ends on March 31, 2021. Since inception, ULA sold $443 million of inventories that were contributed by us. During 2007, ULA determined that certain Delta II inventory is not fully recoverable. As a result we recorded charges of $31 million for non-recoverable Delta II inventory and $39 million for our share of the loss recorded by ULA related to Delta II. Future decisions regarding the Delta II program could reduce our earnings by up to $100 million.

We also agreed to indemnify ULA in the event ULA is unable to obtain re-pricing of certain contracts which we contributed to ULA and to which we believe ULA is entitled. We will be responsible for any shortfall and may record up to $332 million in pre-tax losses related to these contracts.

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

We have issued credit guarantees to creditors of the Sea Launch venture to assist it in obtaining financing. In the event we are required to perform on these guarantees, we believe we can recover a portion of the cost (estimated at $486 million) through guarantees from the other venture partners. The components of this exposure are as follows:

(Dollars in Millions)	Estimated Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Estimated Net Exposure
Credit guarantees	$457	$183	$274
Partner Loans (principal and interest)	479	287	192
Trade receivable from Sea Launch	337	334		3
Performance guarantees	33		20	13
Subcontract termination	8			8
Other receivables and Inventory	47	39		8
	$1,361	$843	$486	$32

We made no additional capital contributions to the Sea Launch venture during the year ended December 31, 2007.

The venture conducted zero, five and four successful launches for the years ended December 31, 2007, 2006, and 2005, respectively. A Sea Launch Zenit-3SL vehicle, carrying a Boeing-built NSS-8 satellite, experienced an anomaly during launch on January 30, 2007. The launch platform has been repaired and resumed flight operations on January 15, 2008, successfully launching a Boeing-built satellite. The venture incurred losses in 2007 due to a delay in its 2007 launch manifest that was caused by the launch anomaly and unusually strong ocean currents at the launch site during November and December. The venture incurred losses in 2006 and 2005 due to the relatively low price and volume of launches, driven by a depressed commercial satellite market and oversupply of launch vehicles as well as a high level of debt and debt servicing requirements.

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

Satellites The Boeing-built NSS-8 satellite was declared a total loss due to an anomaly during launch on January 30, 2007. The NSS-8 satellite was insured for $200 million which was collected during the second and third quarter of 2007. New Skies Satellites B.V. (New Skies) declined to exercise its option to purchase a replacement spacecraft due to its assertion that we anticipatorily breached the contract. We believe that had New Skies exercised its option, we would have fulfilled our contractual responsibilities. We do not expect New Skies’ assertion to materially impact our consolidated results of operations, financial position, or cash flows.

See the discussions of Boeing Satellite Systems International, Inc. (BSSI) litigation/arbitration with ICO Global Communications (Operations), Ltd., Thuraya Satellite Telecommunications, Telesat Canada, and Space Communications Corporation in Note 21.

Support Systems Operating Results

(Dollars in millions) Years ended December 31,	2007	2006	2005
Revenues	$6,699	$6,391	$5,577
% of Total company revenues	10%	10%	10%
Earnings from operations	$920	$872	$804
Operating margins	13.7%	13.6%	14.4%
Research and development	$104	$98	$89
Contractual backlog	$9,664	$9,714	$8,551
Unobligated backlog	$1,148	$739	$1,320

Revenues Support Systems revenues increased $308 million in 2007 and $814 million in 2006, an increase of 5% and 15%. The increases were due to higher Integrated Logistics (IL) program volume resulting from the 2006 acquisition of Aviall, Inc. (Aviall) and increased revenue on the C-17 support program. Higher international program volume in 2007 was the result of our increased ownership in Alsalam Aircraft Company (Alsalam) which occurred during the second quarter of 2006. Lower volume on several Maintenance, Modification and Upgrades (MM&U) and Training Systems and Services (TS&S) programs partially offset the 2007 increases. Higher volume on several MM&U programs also contributed to the significant growth in 2006 revenues.

In the second quarter of 2006 we increased our ownership interest in Alsalam, which operates as a Maintenance, Repair and Overhaul facility for various military and commercial aircraft. As a result, we began consolidating Alsalam’s financial statements, which generated revenues of $207 million during 2007 and $137 million during the last three quarters of 2006.

Operating Earnings Support Systems operating earnings increased by 5% in 2007 and increased by 9% in 2006 driven by the revenue increases mentioned above in addition to a different contract mix.

Research and Development Support Systems continues to focus investment strategies on its core businesses including IL, MM&U, TS&S and Advanced Logistics Support Systems, as well as on moving into the innovative Network Centric Logistics areas. Investments have been made to continue the development and implementation of innovative and disciplined tools, processes and systems as market discriminators in the delivery of integrated customer solutions. Examples of successful programs stemming from these investment strategies include the C-17 Globemaster Sustainment Partnership, the F/A-18 Integrated Readiness Support Teaming program, and the F-15 Singapore Performance Based Logistics contract.

Backlog Support Systems total backlog increased by 3% in 2007 compared with 2006 due to increases in TS&S programs and International Support programs which were partially offset by decreases in MM&U and IL programs. Total backlog increased by 6% in 2006 compared with 2005 driven by a large IL order for Chinook support.

Boeing Capital Corporation Segment

Business Environment and Trends

BCC’s customer financing and investment portfolio at December 31, 2007 totaled $6,532 million, which was substantially collateralized by Boeing produced commercial aircraft. While worldwide traffic levels are well above those in the past, the effects of higher fuel prices continue to impact the airline industry. At the same time, the credit ratings of some airlines, particularly in the United States, have remained at low levels. A substantial portion of BCC’s portfolio is concentrated among U.S. commercial airline customers.

Certain aircraft models in BCC’s portfolio have recently experienced a lower rate of decline in market value and some models have experienced increases in market value. This market value condition had been due to certain positive factors including passenger load at record high levels, a limited supply of economically viable used aircraft, increasing lease rates, and increased demand from used aircraft buyers.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 1,600 commercial jet aircraft (8.2% of current world fleet) continue to be parked, including both in-production and out-of-production aircraft types, of which over 60% are not expected to return to service. Aircraft valuations could decline if significant numbers of aircraft, particularly types with relatively few operators, are placed out of service.

Summary Financial Information

(Dollars in millions) Years ended December 31,	2007	2006	2005
Revenues	$815	$1,025	$966
Earnings from operations	$234	$291	$232
Operating margins	29%	28%	24%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues decreased $210 million in 2007, resulting from lower interest income on notes receivable of $75 million, lower investment income of $50 million primarily due to the sale or repayment at maturity of certain investments in 2006 and lower net gain on disposal of assets of $47 million. BCC’s revenues increased $59 million in 2006, primarily due to an increase of investment income and higher gain on the sale of aircraft and certain investments in notes receivable.

Operating earnings

BCC’s operating earnings are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings decreased by $57 million in 2007 primarily due to lower revenues partially offset by lower interest expense, lower asset impairment expense and lower depreciation expense and a recovery of losses. The increase in operating earnings in 2006 compared with 2005 was primarily due to higher revenues.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	2007	2006
BCC Customer Financing and Investment Portfolio	$6,532	$8,034
Valuation Allowance as a % of Total Receivables	2.5%	2.4%
Debt	$4,327	$5,590
Debt-to-Equity Ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at December 31, 2007 decreased from December 31, 2006 due to prepayment of certain notes receivable, normal portfolio run-off and sale of certain portfolio assets. At December 31, 2007 and 2006, BCC had $86 million and $259 million of assets that were held for sale or re-lease of which $86 million and $253 million had firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $292 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $132 million were committed at December 31, 2007.

BCC enters into certain transactions with the Other segment in the form of intercompany guarantees and other subsidies.

Finance Restructurings

From time to time, certain BCC customers have requested a restructuring of their transactions with BCC. As of December 31, 2007, BCC has not reached agreement on any restructuring requests that would have a material adverse effect on its earnings, cash flows and/or financial position.

Other Segment

Other segment operating losses were $243 million during 2007 as compared to losses of $738 million in 2006. The reduction of $495 million was primarily due to the absence of losses related to Connexion by Boeing, which we exited in 2006. As part of our exit from this business, we recognized a charge of $320 million in 2006, in addition to losses of $237 million for the year ended December 31, 2006. We have not reached final settlements with all customers or suppliers. We do not believe the final settlements will have a material adverse effect on our earnings, cash flows and/or financial position.

Other segment operating losses were $738 million during 2006 as compared to losses of $363 million in 2005. The increase of $375 million was primarily due to the $320 million charge from the exit of the Connexion by Boeing business and the $68 million environmental expense recognized in 2006. The Other segment recorded $74 million of lower valuation allowances for customer financing in 2006 compared to 2005. Additionally, during 2005, the Other segment recognized earnings of $63 million associated with the buyout of several operating lease aircraft by a customer.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)

Years ended December 31,	2007	2006	2005
Net earnings	$4,074	$2,215	$2,572
Non-cash items	2,835	3,097	3,494
Changes in working capital	2,675	2,187	934
Net cash provided by operating activities	9,584	7,499	7,000
Net cash used by investing activities	(3,822)	(3,186)	(98)
Net cash used by financing activities	(4,884)	(3,645)	(4,657)
Effect of exchange rate changes on cash and cash equivalents	46	38	(37)
Net increase in cash and cash equivalents	924	706	2,208
Cash and cash equivalents at beginning of year	6,118	5,412	3,204
Cash and cash equivalents at end of year	$7,042	$6,118	$5,412

Operating activities Net cash provided by operating activities increased by $2,085 million to $9,584 million in 2007, primarily due to an increase in Net earnings. In addition, working capital improved in 2007, reflecting higher advances driven by commercial airplane orders and decreases in customer financing assets due to pre-payment of certain notes receivable and normal portfolio run-off, which were partially offset by an increase in inventories driven by the continued ramp-up of the 787 program.

Net cash provided by operating activities increased by $499 million to $7,499 million in 2006. The increase was primarily due to working capital improvements which were partially offset by lower Net earnings. The working capital improvements in 2006 compared with 2005 reflect $1,340 million of lower pension contributions in 2006. Working capital reductions in 2006 also reflect higher advances driven by commercial airplane orders, decreased investment in customer financing, and lower income tax payments which were partially offset by a decrease in accounts payable and other liability.

Investing activities Cash used for investing activities increased to $3,822 million in 2007 from $3,186 million in 2006, largely due to increases in short-term investments, primarily time deposits and commercial paper, partially offset by our investment in the acquisition of Aviall in 2006. At December 31, 2007 the recorded balances of time deposits and commercial paper classified as short-term investments were $1,025 million and $799 million.

As of December 31, 2007, our externally managed portfolio of investment grade fixed income instruments had an average duration of 1.5 years. The balance, at December 31, 2007 and 2006, was $3,269 million and $3,180 million, of which $306 million and $257 million was classified as short-term. The investments are held as available for sale.

Cash used for investing activities increased to $3,186 million in 2006 from $98 million in 2005. The increase is primarily due to our investment of $1,738 million in the 2006 acquisition of Aviall, net of $42 million of cash acquired, and $458 million of assumed debt, in an all-cash merger. The assumed debt was repaid on the acquisition closing date. In 2005, we received proceeds of $1,676 million, primarily from the disposition of our Commercial Airplanes operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma, and the sale of Rocketdyne.

Financing activities Cash used by financing activities increased to $4,884 million in 2007 from $3,645 million in 2006 primarily due to increased common share repurchases. Cash used by financing activities decreased to $3,645 million in 2006 from $4,657 million in 2005 primarily due to lower common share repurchases.

During 2007, we repurchased 28,995,599 shares at an average price of $95.68 in our open market share repurchase program and 28,432 shares in stock swaps. During 2006, we repurchased 21,184,202 shares at an average price of $80.18 in our open market share repurchase program, 3,749,377 shares at an average price of $80.28 as part of the ShareValue Trust distribution, and 49,288 shares in stock swaps. During 2005, we repurchased 45,217,300 shares at an average price of $63.60 in our open market share repurchase program and 33,660 shares in stock swaps.

In 2007, we repaid $1,406 million of debt, including $1,309 million of debt held at BCC. In 2006, we repaid $1,681 million of debt, including $713 million of debt held at BCC and $458 million of debt assumed in the Aviall acquisition. In 2005, we repaid $1,378 million of debt. There were no debt issuances during 2007, 2006, or 2005. At December 31, 2007 and 2006, the recorded balance of debt was $8,217 million and $9,538 million, of which $4,327 million and $5,590 million was recorded at BCC.

Credit Ratings Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A+
Short-term:
Boeing/BCC	F1	P-1	A-1

On September 12, 2007, Fitch Ratings revised its ratings outlook to positive from stable, citing continuation of strong orders and production ramp up of large commercial aircraft, in addition to an over-funded status of our pension plans, debt reduction and stronger than expected cash flows. The ratings were reaffirmed at A+ for long-term borrowings and F1 for short-term borrowings. On January 16, 2008, Fitch Ratings changed their outlook on the A+ rating to stable from positive, citing the impact of delays in the 787 program.

Capital Resources We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. Throughout 2007 and at December 31, 2007, neither we nor BCC had any commercial paper borrowings outstanding.

We believe we have substantial borrowing capacity. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. In 2007, we renewed the 364-day revolving credit facility and the 5-year credit facility, of which $500 million and $1,000 million is allocated to BCC. BCC has an aggregate of $3,421 million available for issuance from shelf registrations filed with the SEC, which are due to expire in November 2008. We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

We and Lockheed have agreed to make available to ULA a line of credit in the amount of up to $200 million each as may be necessary from time to time to support ULA’s Expendable Launch Vehicle business during the five year period following December 1, 2006. ULA did not request any funds under the line of credit as of December 31, 2007.

In accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), we recognize the funded status of our defined benefit pension and other postretirement plans, with a corresponding after-tax adjustment to Accumulated other comprehensive loss. The 2007 annual remeasurement of our pension and other postretirement plans resulted in a net $3,441 million increase in Shareholders’ equity.

As of December 31, 2007, we were in compliance with the covenants for our debt and credit facilities.

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2007, and the estimated timing thereof.

Contractual obligations

(Dollars in millions)	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
Long-term debt (including current portion)	$8,114	$746	$1,197	$2,090	$4,081
Interest on debt*	5,607	507	910	684	3,506
Pension and other post retirement cash requirements	7,403	675	1,441	1,549	3,738
Capital lease obligations	103	19	22	22	40
Operating lease obligations	1,086	221	297	158	410
Purchase obligations not recorded on statement of financial position	104,023	37,922	40,785	18,281	7,035
Purchase obligations recorded on statement of financial position	10,827	9,829	598	396	4
Total contractual obligations	$137,163	$49,919	$45,250	$23,180	$18,814

*	Includes interest on variable rate debt calculated based on interest rates at December 31, 2007. Variable rate debt was approximately 3% of our total debt at December 31, 2007.

Income tax obligations As of December 31, 2007, our total liability for income taxes payable, including uncertain tax positions, was $1,374 million, of which $253 million we expect to pay in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $1,121 million. Our income tax obligations are excluded from the table above. See Note 4.

Pension and other postretirement benefits Pension cash requirements are based on an estimate of our minimum funding requirements, pursuant to ERISA regulations, although we may make additional discretionary contributions. Estimates of other postretirement benefits are based on both our estimated future benefit payments and the estimated contributions to a single plan that is funded through a trust.

Purchase obligations Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. In addition, the agreements are not cancelable without substantial penalty. Purchase obligations include amounts recorded as well as amounts that are not recorded on the statements of financial position. Approximately 11% of the purchase obligations disclosed above are reimbursable to us pursuant to cost-type government contracts.

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

Industrial participation agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2007, we incurred no such penalties. As of December 31, 2007, we have outstanding industrial participation agreements totaling $8.9 billion that extend through 2024. Purchase order commitments associated with industrial participation agreements are included in the table above. To be eligible for such a purchase order commitment from us, a country outside the U.S. or customer must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.

Purchase obligations recorded on the Consolidated Statement of Financial Position Purchase obligations recorded on the Consolidated Statement of Financial Position primarily include accounts payable and certain other liabilities including accrued compensation and dividends payable.

Commercial commitments The following table summarizes our commercial commitments outstanding as of December 31, 2007.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$4,973	$4,585	$238	$1	$149
Aircraft financing commercial commitments	8,350	879	2,764	3,443	1,264
Total commercial commitments	$13,323	$5,464	$3,002	$3,444	$1,413

Aircraft financing commercial commitments include commitments to arrange or provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns based on estimated earliest funding dates. Based on historical experience, we currently do not anticipate that all of these commitments will be exercised by our customers, see Note 13.

Industrial Revenue Bonds We utilize Industrial Revenue Bonds (IRB) issued by the City of Wichita, Kansas and Fulton County, Georgia to finance the purchase and/or construction of real and personal property, see Note 12.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Legal contingencies are discussed in Note 21, including our contesting the default termination of the A-12 aircraft, employment and benefits litigation brought by several of our employees, and litigation/arbitration involving BSSI programs.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $679 million at December 31, 2007. For additional information, see Note 13.

Income Taxes We have recorded a net liability of $1,272 million at December 31, 2007 for uncertain tax positions. For further discussion of these contingencies, see Note 4.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 12.

Critical Accounting Policies

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

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all contracts in IDS for all of 2007 had been estimated to be higher or lower by 1.0%, it would have increased or decreased pre-tax income for the year by approximately $321 million.

Program Accounting

Program accounting requires the demonstrated ability to reliably estimate the relationship of sales to costs for the defined program accounting quantity. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. The determination of the accounting quantity is limited by the ability to make reasonably dependable estimates of the revenue and cost of existing and anticipated contracts. For each program, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of sales recognized for airplanes delivered and accepted by the customer.

Factors that must be estimated include program accounting quantity, sales price, labor and employee benefit costs, material costs, procured parts, major component costs, overhead costs, program tooling costs, and routine warranty costs. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. Total estimated program sales are determined by estimating the model mix and sales price for all unsold units within the accounting quantity, added together with the sales for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment that is based on projected escalation rates, consistent with typical sales contract terms. Cost estimates are based largely on negotiated and anticipated contracts with suppliers, historical performance trends, and business base and other economic projections. Factors that influence these estimates include production rates, internal and subcontractor performance trends, customer and/or supplier claims or assertions, asset utilization, anticipated labor agreements, and inflationary trends.

To ensure reliability in our estimates, we employ a rigorous estimating process that is reviewed and updated on a quarterly basis. Changes in estimates are normally recognized on a prospective basis; when estimated costs to complete a program exceed estimated revenues from undelivered units in the accounting quantity, a loss provision is recorded in the current period.

The program method of accounting allocates tooling and production costs over the accounting quantity for each program. Because of the higher unit production costs experienced at the beginning of a new program and substantial investment required for initial tooling, new commercial aircraft programs, such as the 787 program, typically have lower margins than established programs.

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, or circumstances may adversely or positively affect financial performance in future periods. If combined cost of sales percentages for all commercial airplane programs for all of 2007 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $278 million.

Aircraft Valuation

Impairment review for assets under operating leases and held for sale or re-lease We evaluate assets under operating lease or assets held for sale or re-lease for impairment when the expected undiscounted cash flow from the asset is less than its carrying value. We use various assumptions when determining the expected undiscounted cash flow including our intentions for how long we will hold an asset subject to operating lease before we sell the asset, the expected future lease rates, lease terms, residual value of the asset, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset.

When we determine that impairment is indicated for an asset, the amount of impairment expense recorded is the excess of the carrying value over the fair value of the asset.

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $6 million for the year ended December 31, 2007.

Used aircraft acquired by the Commercial Airplanes segment are included in Inventory at the lower of cost or market as it is our intent to sell these assets. To mitigate costs and enhance marketability, aircraft may be placed on operating lease. While on operating lease, the assets are included in ‘Customer financing’, however, the valuation continues to be based on the lower of cost or market.

Allowance for losses on customer financing receivables The allowance for losses on receivables (valuation provision) is used to provide for potential impairment of receivables on the Consolidated Statements of Financial Position. The balance represents an estimate of probable but unconfirmed losses in the receivables portfolio. The estimate is based on various qualitative and quantitative factors, including historical loss experience, collateral values, and results of individual credit and collectibility reviews. The adequacy of the allowance is assessed quarterly.

Two of the major factors influencing the level of our allowance are customer credit ratings and collateral values. If each customer’s credit rating were increased or decreased by one major rating category at December 31, 2007, the allowance would have decreased by $22 million or increased by $49 million. If the collateral values were 10% lower at December 31, 2007, the allowance would have increased by $27 million.

Lease residual values Equipment under operating leases is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases. If the estimated residual values declined 5% at December 31, 2007, this would result in a future cumulative pre-tax earnings impact of $105 million recognized over the remaining depreciable periods, of which $10 million would be recognized in 2008.

Goodwill and indefinite-lived intangible impairments

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

Indefinite-lived intangibles consist of brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. A 10% decrease in the discounted cash flows would result in an impairment charge of approximately $11 million.

Postretirement plans

We have defined benefit pension plans covering substantially all our employees. We also have other postretirement benefits consisting principally of healthcare coverage for eligible retirees and qualifying dependents. Accounting rules require an annual measurement of our projected obligations and plan assets. These measurements require several assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, and medical trend rate (rate of growth for medical costs). Changes in assumptions can significantly affect our future annual expense. In addition, as result of our adoption of SFAS 158, differences between actual and expected returns on assets, changes in assumptions, and changes in plan provisions could significantly increase or decrease Shareholders’ Equity (net of taxes) at future measurement dates.

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

As of September 30, 2007 (in millions)

	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans	Dollars	Dollars

Projected benefit obligation (pensions)	(1,263)	1,436
Net periodic pension cost	(145)	155

Other postretirement benefit plans

Accumulated postretirement benefit obligation	(168)	185
Net periodic postretirement benefit cost	(14)	13

Pension expense is also sensitive to changes in the expected long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2007 pension income by approximately $114 million. Differences between the actual return on plan assets and the expected long term rate of return are reflected in Shareholders’ Equity (net of taxes) as of our annual measurement date.

The assumed medical trend rates have a significant effect on the following year’s expense recorded liabilities and Shareholders’ Equity. In the following table, we show the sensitivity of our other postretirement benefit plan liabilities and net periodic cost to a 100 basis point change.

As of September 30, 2007 (in millions)

	Change in medical trend rate Increase 100 bps	Change in medical trend rate Decrease 100 bps
Other postretirement benefit plans

Accumulated postretirement benefit obligation	621	(545)
Net periodic postretirement benefit cost	121	(109)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We have financial instruments that are subject to interest rate risk, principally investments, fixed-rate debt obligations, and customer financing assets and liabilities. Historically, we have not experienced material gains or losses on these instruments due to interest rate changes. Additionally, BCC uses interest rate swaps with certain debt obligations to manage exposure to interest rate changes.

The principal source of BCC’s market risk relates to interest rate changes. This risk is managed by matching the profile of BCC’s liabilities with the profile of BCC’s assets. Exposure to mismatched risk is measured and managed with the use of interest rate derivatives. We do not use interest rate derivatives for speculative or trading purposes. Although many of the assets, liabilities and derivatives affected by a change in interest rates are not traded, if we had an immediate, one-time, 100 basis-point increase in market rates at December 31, 2007, we estimate that the tax-adjusted net fair value of these items would have decreased by $12 million compared to a decrease of $9 million at December 31, 2006.

Based on the portfolio of other Boeing existing debt, the unhedged exposure to interest rate risk is not material. The investors in the fixed-rate debt obligations that we issue do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.

Foreign currency exchange rate risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward and option contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2007, a 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have reduced our unrealized gains by $69 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplemental Data

Consolidated Statements of Operations

(Dollars in millions except per share data)
Years Ended December 31,	2007	2006	2005
Sales of products	$57,049	$52,644	$44,174
Sales of services	9,338	8,886	9,447
Total revenues	66,387	61,530	53,621

Cost of products	(45,375)	(42,490)	(36,858)
Cost of services	(7,732)	(7,594)	(7,767)
Boeing Capital Corporation interest expense	(295)	(353)	(359)
Total costs and expenses	(53,402)	(50,437)	(44,984)
	12,985	11,093	8,637
Income from operating investments, net	188	146	88
General and administrative expense	(3,531)	(4,171)	(4,228)
Research and development expense, net of credits of $130, $160, and $611	(3,850)	(3,257)	(2,205)
Gain/(loss) on dispositions/business shutdown, net	38	(226)	520
Settlement with U.S. Department of Justice, net of accruals		(571)
Earnings from operations	5,830	3,014	2,812
Other income, net	484	420	301
Interest and debt expense	(196)	(240)	(294)
Earnings before income taxes	6,118	3,194	2,819
Income tax expense	(2,060)	(988)	(257)
Net earnings from continuing operations	4,058	2,206	2,562
Net gain/(loss) on disposal of discontinued operations, net of taxes of $9, $5 and $(5)	16	9	(7)
Cumulative effect of accounting change, net of taxes of $10			17
Net earnings	$4,074	$2,215	$2,572

Basic earnings per share from continuing operations	$5.36	$2.88	$3.26
Net gain/(loss) on disposal of discontinued operations, net of taxes	0.02	0.01	(0.02)
Cumulative effect of accounting change, net of taxes			0.03
Basic earnings per share	$5.38	$2.89	$3.27

Diluted earnings per share from continuing operations	$5.26	$2.84	$3.19
Net gain/(loss) on disposal of discontinued operations, net of taxes	0.02	0.01	(0.01)
Cumulative effect of accounting change, net of taxes			0.02
Diluted earnings per share	$5.28	$2.85	$3.20

See notes to consolidated financial statements on pages 53 – 107.

Consolidated Statements of Financial Position

(Dollars in millions except per share data)
December 31,	2007	2006
Assets
Cash and cash equivalents	$7,042	$6,118
Short-term investments	2,266	268
Accounts receivable, net	5,740	5,285
Current portion of customer financing, net	328	370
Deferred income taxes	2,341	2,837
Inventories, net of advances and progress billings	9,563	8,105
Total current assets	27,280	22,983
Customer financing, net	6,777	8,520
Property, plant and equipment, net	8,265	7,675
Goodwill	3,081	3,047
Other acquired intangibles, net	2,093	1,698
Deferred income taxes	197	1,051
Investments	4,111	4,085
Pension plan assets, net	5,924	1,806
Other assets, net of accumulated amortization of $385 and $272	1,258	929
	$58,986	$51,794

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$16,676	$16,201
Advances and billings in excess of related costs	13,847	11,449
Income taxes payable	253	670
Short-term debt and current portion of long-term debt	762	1,381
Total current liabilities	31,538	29,701
Deferred income taxes	1,190
Accrued retiree health care	7,007	7,671
Accrued pension plan liability, net	1,155	1,135
Non-current income taxes payable	1,121
Other long-term liabilities	516	391
Long-term debt	7,455	8,157
Shareholders’ equity:
Common shares issued, par value $5.00 – 1,012,261,159 and 1,012,261,159 shares	5,061	5,061
Additional paid-in capital	4,757	4,655
Treasury shares, at cost	(14,842)	(12,459)
Retained earnings	21,376	18,453
Accumulated other comprehensive loss	(4,596)	(8,217)
ShareValue Trust shares	(2,752)	(2,754)
Total shareholders’ equity	9,004	4,739
	$58,986	$51,794

See notes to consolidated financial statements on pages 53 – 107.

Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2007	2006	2005
Cash flows – operating activities:
Net earnings	$4,074	$2,215	$2,572
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	287	743	1,036
Depreciation	1,334	1,445	1,412
Amortization of other acquired intangibles	152	100	91
Amortization of debt discount/premium and issuance costs	(1)	14	23
Pension expense	1,082	746	1,225
Investment/asset impairment charges, net	51	118	83
Customer financing valuation (benefit)/provision	(60)	32	73
(Gain)/loss on disposal of discontinued operations	(25)	(14)	12
(Gain)/loss on dispositions/business shutdown, net	(38)	226	(520)
Other charges and credits, net	197	82	129
Excess tax benefits from share-based payment arrangements	(144)	(395)	(70)
Changes in assets and liabilities –
Accounts receivable	(392)	(244)	(592)
Inventories, net of advances and progress billings	(1,558)	444	(1,965)
Accounts payable and other liabilities	928	(744)	963
Advances and billings in excess of related costs	2,369	1,739	3,562
Income taxes receivable, payable and deferred	1,290	933	628
Other long-term liabilities	71	(62)	(476)
Pension contributions	(580)	(522)	(1,862)
Accrued retiree health care	(664)	114	30
Customer financing, net	1,458	718	589
Other	(247)	(189)	57
Net cash provided by operating activities	9,584	7,499	7,000

Cash flows – investing activities:
Property, plant and equipment additions	(1,731)	(1,681)	(1,547)
Property, plant and equipment reductions	59	225	51
Acquisitions, net of cash acquired	(75)	(1,854)	(172)
Proceeds from dispositions of discontinued operations			33
Proceeds from dispositions		123	1,676
Contributions to investments	(5,710)	(2,815)	(2,866)
Proceeds from investments	3,817	2,850	2,725
Other	(182)	(34)	2
Net cash used by investing activities	(3,822)	(3,186)	(98)

Cash flows – financing activities:
New borrowings	40	1
Debt repayments	(1,406)	(1,681)	(1,378)
Stock options exercised, other	209	294	348
Excess tax benefits from share-based payment arrangements	144	395	70
Common shares repurchased	(2,775)	(1,698)	(2,877)
Dividends paid	(1,096)	(956)	(820)
Net cash used by financing activities	(4,884)	(3,645)	(4,657)

Effect of exchange rate changes on cash and cash equivalents	46	38	(37)
Net increase in cash and cash equivalents	924	706	2,208
Cash and cash equivalents at beginning of year	6,118	5,412	3,204
Cash and cash equivalents at end of year	$7,042	$6,118	$5,412

See notes to consolidated financial statements on pages 53 – 107.

Consolidated Statement of Shareholders’ Equity

(Dollars in millions except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2005	$5,059	$3,420	($8,810)	($2,023)	$15,565	($1,925)	$11,286
Net earnings					2,572		2,572
Unrealized loss of certain investments, net of tax of $8						(12)	(12)
Reclassification adjustment for losses realized in net earnings, net of taxes of $(15)						21	21
Minimum pension liability adjustment, net of tax of $(45)						167	167
Currency translation adjustment						(29)	(29)

Comprehensive income							2,719

Restricted stock compensation and reclassification of deferred compensation		3					3
Share-based compensation		720					720
ShareValue Trust market value adjustment		773		(773)
Tax benefit related to share-based plans		35					35
Excess tax pools		63					63
Treasury shares issued for share-based plans, net		(666)	612				(54)
Changes in capital stock	2	23					25
Treasury shares repurchased			(2,877)				(2,877)
Cash dividends declared ($1.05 per share)					(861)		(861)
Balance December 31, 2005	$5,061	$4,371	($11,075)	($2,796)	$17,276	($1,778)	$11,059
Net earnings					2,215		2,215
Unrealized gain on derivative instruments, net of tax of $(16)						23	23
Unrealized gain on certain investments, net of tax of $(7)						13	13
Reclassification adjustment for gains realized in net earnings, net of tax of $23						(39)	(39)
Minimum pension liability adjustment, net of tax of $(1,116)						1,733	1,733
Currency translation adjustment						73	73

Comprehensive income							4,018

SFAS 158 transition amount, net of tax of $5,195						(8,242)	(8,242)
Share-based compensation		487					487
ShareValue Trust activity		(20)		(259)			(279)
Tax benefit related to share-based plans		36					36
Excess tax pools		325					325
Treasury shares issued for stock options exercised, net		(51)	345				294
Treasury shares issued for other share-based plans, net		(493)	270				(223)
Treasury shares repurchased			(1,698)				(1,698)
Treasury shares transfer			(301)	301
Cash dividends declared ($1.25 per share)					(991)		(991)
Dividends related to Performance Share payout					(47)		(47)
Balance December 31, 2006	$5,061	$4,655	($12,459)	($2,754)	$18,453	($8,217)	$4,739
Net earnings					4,074		4,074
Unrealized gain on derivative instruments, net of tax of $(58)						97	97
Unrealized gain on certain investments, net of tax of $(11)						17	17
Reclassification adjustment for gains realized in net earnings, net of tax of $13						(21)	(21)
Currency translation adjustment						87	87
Postretirement liability adjustment, net of tax of $(1,948)						3,441	3,441

Comprehensive income							7,695

Share-based compensation		287					287
ShareValue Trust activity		(2)		2
Tax benefit related to share-based plans		18					18
Excess tax pools		85					85
Treasury shares issued for stock options exercised, net		(32)	241				209
Treasury shares issued for other share-based plans, net		(254)	151				(103)
Treasury shares repurchased			(2,775)				(2,775)
Cash dividends declared ($1.45 per share)					(1,129)		(1,129)
Dividends related to Performance Share payout					(11)		(11)
FIN 48 transition amount					(11)		(11)
Balance December 31, 2007	$5,061	$4,757	($14,842)	($2,752)	$21,376	($4,596)	$9,004

See notes to consolidated financial statements on pages 53 – 107.

The Boeing Company and Subsidiaries

Notes to Consolidated Financial Statements

Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2007	2006	2005
Revenues:
Commercial Airplanes	$33,386	$28,465	$21,365
Integrated Defense Systems:
Precision Engagement and Mobility Systems	13,685	14,107	13,308
Network and Space Systems	11,696	11,941	12,221
Support Systems	6,699	6,391	5,577
Total Integrated Defense Systems	32,080	32,439	31,106
Boeing Capital Corporation	815	1,025	966
Other	280	299	657
Accounting differences/eliminations	(174)	(698)	(473)
Total revenues	$66,387	$61,530	$53,621

Earnings from operations:
Commercial Airplanes	$3,584	$2,733	$1,431
Integrated Defense Systems:
Precision Engagement and Mobility Systems	1,629	1,208	1,720
Network and Space Systems	891	952	1,395
Support Systems	920	872	804
Total Integrated Defense Systems	3,440	3,032	3,919
Boeing Capital Corporation	234	291	232
Other	(243)	(738)	(363)
Unallocated expense	(1,185)	(1,733)	(2,407)
Settlement with U.S. Department of Justice, net of accruals		(571)
Earnings from operations	5,830	3,014	2,812
Other income, net	484	420	301
Interest and debt expense	(196)	(240)	(294)
Earnings before income taxes	6,118	3,194	2,819
Income tax expense	(2,060)	(988)	(257)
Net earnings from continuing operations	4,058	2,206	2,562
Net gain/(loss) on disposal of discontinued operations, net of taxes of $9, $5, and ($5)	16	9	(7)
Cumulative effect of accounting change, net of taxes of $10			17
Net earnings	$4,074	$2,215	$2,572

This information is an integral part of the Notes to consolidated financial statements. See Note 22 for further segment results.

THE BOEING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006, 2005

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

Revenue and related cost recognition

Contract accounting Contract accounting is used for development and production activities predominantly by the three segments within Integrated Defense Systems (IDS). These activities include the following products and systems: military aircraft, helicopters, missiles, space systems, missile defense systems, satellites, and information and battle management systems. The majority of business conducted in the IDS segments is performed under contracts with the U.S. government and non-U.S. governments that extend over a number of years. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract resulting in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, they essentially represent an agreement to do a single project for a single customer, they involve interrelated construction activities with substantial common costs, and they are performed concurrently or sequentially. When a group of contracts is combined, revenue and profit are earned uniformly over the performance of the combined contracts.

Sales related to contracts with fixed prices are recognized as deliveries are made, except for certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, for which sales are recorded based on the attainment of performance milestones. Sales related to contracts in which we are reimbursed for costs incurred plus an agreed upon profit are recorded as costs are incurred. The Federal Acquisition Regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Contracts may contain provisions to earn incentive and award fees if specified targets are achieved. Incentive and award fees that can be reasonably estimated and are probable are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

Program accounting Our Commercial Airplanes segment predominantly uses program accounting to account for cost of sales related to commercial airplane programs. Program accounting is a method of accounting applicable to products manufactured for delivery under production-type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs, program tooling costs, and routine warranty costs are accumulated and charged to cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. The determination of the accounting quantity is limited by the ability to make reasonably dependable estimates of the revenue and cost of existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and routine warranty costs for the total program.

We recognize sales for commercial airplane deliveries as each unit is completed and accepted by the customer. Sales recognized represent the price negotiated with the customer, adjusted by an escalation formula as specified in the customer agreement. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of sales recognized for airplanes delivered and accepted by the customer.

Concession sharing arrangements We account for sales concessions to our customers in consideration of their purchase of products and services as a reduction to revenue (sales concessions) when the related products and services are delivered. The sales concessions incurred may be partially reimbursed by certain suppliers in accordance with concession sharing arrangements. We record these reimbursements, which are presumed to represent reductions in the price of the vendor’s products or services, as a reduction in Cost of products.

Spare parts revenue We recognize sales of spare parts upon delivery and the amount reported as cost of sales is recorded at average cost.

Service revenue Service revenue is recognized in Sales of services when the service is performed with the exception of U.S. government service agreements, which are accounted for using contract accounting. Service activities primarily include the following: Delta launches, ongoing maintenance of International Space Station and Space Shuttle, support agreements associated with military aircraft and helicopter contracts, and technical and flight operation services for commercial aircraft. Lease and financing revenue arrangements are also included in Sales of services on the Consolidated Statements of Operations. Service revenue and associated cost of sales from pay-in-advance subscription fees are deferred and recognized as services are rendered.

Financial services revenue We record financial services revenue associated with sales-type finance leases, operating leases, and notes receivable.

For sales-type finance leases, we record an asset at lease inception. This asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other than temporary are recognized as Cost of services in the period in which the declines occur.

For operating leases, revenue on leased aircraft and equipment is recorded on a straight-line basis over the term of the lease. Operating lease assets, included in Customer financing, are recorded at cost and depreciated over the period that we project we will hold the asset to an estimated residual value, using the straight-line method. Prepayments received on operating lease contracts are classified as Deferred lease income on the Consolidated Statements of Financial Position. We periodically review our estimates of residual value and recognize forecasted changes by prospectively adjusting depreciation expense.

For notes receivable, notes are recorded net of any unamortized discounts and deferred incremental direct costs. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

Reinsurance revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $84, $84, and $101 during 2007, 2006, and 2005 respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $93, $91, and $115 during 2007, 2006, and 2005 respectively. Revenues and costs are presented net in Cost of services in the Consolidated Statements of Operations.

Fleet support

We provide the operators of all our commercial airplane models assistance and services to facilitate efficient and safe aircraft operation. Collectively known as fleet support services, these activities and services include flight and maintenance training, field service support, engineering services, and technical data and documents. Fleet support activity begins prior to aircraft delivery as the customer receives training, manuals, and technical consulting support, and continues throughout the operational life of the aircraft. Services provided after delivery include field service support, consulting on maintenance, repair, and operational issues brought forth by the customer or regulators, updating manuals and engineering data, and the issuance of service bulletins that impact the entire model’s fleet. Field service support involves our personnel located at customer facilities providing and coordinating fleet support activities and requests. The costs for fleet support are expensed as incurred as Cost of services.

Research and development

Research and development includes costs incurred for experimentation, design, testing, and bid and proposal efforts related to government products and services and are expensed as incurred unless the costs are related to certain contractual arrangements. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our contract accounting policy. We have certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues.

We have established cost sharing arrangements with some suppliers for the 787 program, which have enhanced our internal development capabilities and have offset a substantial portion of the financial risk of developing this aircraft. Our cost sharing arrangements explicitly state that the supplier contributions are for reimbursements of costs we incur for experimentation, basic design, and testing activities during the development of the 787. In each arrangement, we retain substantial rights to the 787 part or component covered by the arrangement. The amounts received from these cost sharing arrangements are recorded as a reduction to research and development expenses since we have no obligation to refund any amounts received per the arrangements regardless of the outcome of the development efforts. Specifically, under the terms of each agreement, payments received from suppliers for their share of the costs are typically based on milestones and are recognized as earned when we achieve the milestone events and no ongoing obligation on our part exists. In the event we receive a milestone payment prior to the completion of the milestone, the amount is classified in Accounts payable and other liabilities until earned.

Share-based compensation

Our primary types of share-based compensation consist of Performance Shares, ShareValue Trust distributions, stock options, and other stock unit awards. In 2005, we adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective method.

Income taxes

Provisions for federal, state, and non-U.S. income taxes are calculated on reported Earnings before income taxes based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured pursuant to FIN 48 and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Prior to 2007, we established contingencies for income tax when, despite the belief that our tax positions were fully supportable, we believed that it was probable that our positions would be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals included the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate.

With the adoption of FIN 48, we also began reporting tax-related interest and penalties as a component of Income tax expense. Prior to 2007, income tax-related interest income was classified as Other income, net, whereas, tax-related interest expense and penalties were reported as a component of Income tax expense.

Postretirement plans

We sponsor various pension plans covering substantially all employees. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). A portion of net periodic pension and other postretirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period. If gains and losses, which occur when actual experience differs from actuarial assumptions, exceed ten percent of the greater of plan assets or plan liabilities we amortize them over the average future service period of employees.

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

Environmental remediation

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. We routinely assess, based on in-depth studies, expert analyses and legal reviews, our contingencies, obligations, and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. Our policy is to accrue and charge to current expense identified exposures related to environmental remediation sites based on our best estimate within a range of potential exposure for investigation, cleanup, and monitoring costs to be incurred. Estimated remediation costs are not discounted to present value as the timing of payments cannot be reasonably estimated. We may be able to recover a portion of the remediation costs from insurers or other third-parties; such recoveries are recorded when realization of the claim for recovery is deemed probable.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, certificates of deposit, time deposits, and other money market instruments, which have original maturities of less than three months. We aggregate our cash balances by bank, and reclassify any negative balances to Accounts payable and other liabilities.

Inventories

Inventoried costs on commercial aircraft programs and long-term contracts include direct engineering, production and tooling costs, and applicable overhead, which includes fringe benefits, production related indirect and plant management salaries and plant services, not in excess of estimated net realizable value. To the extent a material amount of such costs are related to an abnormal event or are fixed costs not appropriately attributable to our programs or contracts, they are expensed in the current period rather than inventoried. Inventoried costs include amounts relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year. Included in inventory for federal government contracts is an allocation of allowable costs related to manufacturing process reengineering. We net advances and progress billings on long-term contracts against costs incurred to date for each contract in the Consolidated Statements of Financial Position. Contracts where costs incurred to date exceed advances and progress billings are reported in Inventories, net of advances and progress billings. Contracts where advances and progress billings exceed costs incurred to date are reported in Advances and billings in excess of related costs.

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

Used aircraft purchased by the Commercial Airplanes segment and general stock materials are stated at cost not in excess of net realizable value. See ‘Aircraft valuation’ within this Note for our valuation of used aircraft purchased by the Commercial Airplanes segment. Spare parts inventory is stated at lower of average unit cost or market. We review our commercial spare parts and general stock materials each quarter to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends, expected production usage, and the size and age of the aircraft fleet using the part. Impaired inventories are charged to Cost of products in the period the impairment occurs.

Included in inventory for commercial aircraft programs are amounts paid or credited in cash, or other consideration to certain airline customers, that are referred to as early issue sales consideration. Early issue sales consideration is recognized as a reduction to revenue when the delivery of the aircraft under contract occurs. In the unlikely situation that an airline customer was not able to perform and take delivery of the contracted aircraft, we believe that we would have the ability to recover amounts paid through retaining amounts secured by advances received on aircraft to be delivered. However, to the extent early issue sales consideration exceeds advances and is not considered to be recoverable, it would be recognized as a current period expense.

Precontract costs

We may, from time to time, incur costs to begin fulfilling the statement of work under a specific anticipated contract that we are still negotiating with a customer. If we determine it is probable that we will be awarded the specific anticipated contract, then we capitalize the precontract costs we incur, excluding any start-up costs which are expensed as incurred. Capitalized precontract costs of $27 and $40 at December 31, 2007 and 2006, are included in Inventories, net of advances and progress billings, in the accompanying Consolidated Statements of Financial Position.

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

Asset retirement obligations

On December 31, 2005, we adopted FIN No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). In accordance with FIN 47, we record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations. Recorded amounts are not material.

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

Goodwill and other acquired intangibles

Goodwill and other acquired intangible assets with indefinite lives are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. Our annual testing date is April 1.

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

Indefinite-lived intangibles consist of brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment.

Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, 5 to 12 years; product know-how, 30 years; customer base, 12 to 15 years; distribution rights, 6 to 30 years; and other, 2 to 17 years. In accordance with SFAS No. 144, we evaluate the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Investments

We classify investment securities as either held-to-maturity or available-for-sale. Held-to-maturity securities include commercial paper and are carried at amortized cost.

Available-for-sale securities include marketable debt and equity securities and Enhanced Equipment Trust Certificates (EETCs) and are recorded at their fair values, with unrealized gains and losses reported as part of Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. Realized gains and losses on marketable securities are recognized based on the cost of securities using the first-in, first-out method. Realized gains and losses on all other available-for-sale securities are recognized based on specific identification.

The fair value of marketable securities is based on quoted market prices. The fair value of non-publicly traded securities, including certain EETCs, is based on discounted cash flows at market yield. In cases when we determine that it is probable that recovery of our investment will come from recovery of collateral, the fair value is based on the underlying collateral.

Available-for-sale and held-to-maturity securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, and credit rating. For investments that are deemed other-than-temporarily impaired, losses are recorded in Cost of products or Cost of services and payments received on these investments are recorded using the cost recovery method.

The equity method of accounting is used to account for investments for which we have the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20% and 50%.

We classify investment income and loss on our Consolidated Statements of Operations based on whether the investment is operating or non-operating in nature. Operating investments align strategically and are integrated with our operations. Earnings from operating investments, including our share of income or loss from equity method investments, dividend income from certain cost method investments, and any gain/loss on the disposition of these investments, are recorded in Income from operating investments, net. Non-operating investments are those we hold for non-strategic purposes. Earnings from non-operating investments, including interest and dividends on marketable securities, are recorded in Other income, net.

Derivatives

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. We use derivative instruments to principally manage a variety of market risks. We record our interest rate swaps, foreign exchange derivatives and commodity contracts at fair value based on discounted cash flow analyses. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to include in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in shareholders’ equity (as a component of Accumulated other comprehensive loss) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. We also hold certain instruments for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, the changes in their fair value are also recorded in earnings as Other income, net.

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

All trade-in commitments at December 31, 2007 and 2006 are solely attributable to Sale Aircraft and did not originate from contingent repurchase agreements. Exposure related to trade-in commitments may take the form of:

(1)

Adjustments to revenue for the difference between the contractual trade-in price in the definitive agreement and our best estimate of the fair value of the trade-in aircraft as of the date of such agreement, would be recorded in Inventory and recognized upon delivery of the Sale Aircraft, and/or

(2)

Charges to cost of products for adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for Sale Aircraft but prior to the purchase of the used trade-in aircraft. Estimates based on current aircraft values would be included in Accounts payable and other liabilities.

The fair value of trade-in aircraft is determined using aircraft specific data such as model, age and condition, market conditions for specific aircraft and similar models, and multiple valuation sources. This process uses our assessment of the market for each trade-in aircraft, which in most instances begins years before the return of the aircraft. There are several possible markets in which we continually pursue opportunities to place used aircraft. These markets include, but are not limited to, the resale market, which could potentially include the cost of long-term storage; the leasing market, with the potential for refurbishment costs to meet the leasing customer’s requirements; or the scrap market. Trade-in aircraft valuation varies significantly depending on which market we determine is most likely for each aircraft. On a quarterly basis, we update our valuation analysis based on the actual activities associated with placing each aircraft into a market. This quarterly valuation process yields results that are typically lower than residual value estimates by independent sources and tends to more accurately reflect results upon the actual placement of the aircraft.

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

Asset valuation for assets under operating lease, assets held for sale or re-lease and collateral underlying receivables Customer financing includes operating lease equipment, notes receivables, and sales-type/financing leases. Sales-type/financing leases are treated as receivables, and allowances for losses are established as necessary.

We assess the fair value of the assets we own, including equipment under operating leases, assets held for sale or re-lease, and collateral underlying receivables, to determine if their fair values are less than the related assets’ carrying values. Differences between carrying values and fair values of finance leases and notes and other receivables, as determined by collateral value, are considered in determining the allowance for losses on receivables.

We use a median calculated from published collateral values from multiple third-party aircraft value publications based on the type and age of the aircraft to determine the fair value of aircraft. Under certain circumstances, we apply judgment based on the attributes of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications.

Impairment review for assets under operating leases and held for sale or re-lease We evaluate assets under operating lease or assets held for sale or re-lease for impairment when the expected undiscounted cash flow from the asset is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow including our intentions for how long we will hold an asset subject to operating lease before it is sold, the expected future lease rates, lease terms, residual value of the asset, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying value or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of impairment expense recorded is the excess of the carrying value over the fair value of the asset.

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

We review the adequacy of the allowance attributable to the remaining receivables (after excluding receivables subject to a specific impairment allowance) by assessing both the collateral exposure and the applicable cumulative default rate. Collateral exposure for a particular receivable is the excess of the carrying value of the receivable over the fair value of the related collateral. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted average remaining contract term. Credit ratings are determined for each customer in the portfolio. Those ratings are updated based upon public information and information obtained directly from our customers.

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

Each quarter we review customer credit ratings, published historical credit default rates for different rating categories, and multiple third party aircraft value publications as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates or that the consideration of these factors in the future will not result in an increase or decrease to the allowance for losses on receivables.

Supplier Penalties

We record an accrual for supplier penalties when an event occurs that makes it probable that a supplier penalty will be incurred and the amount is reasonably estimable. Until an event occurs, we fully anticipate accepting all products procured under production-related contracts.

Guarantees

We account for guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We record a liability for the fair value of guarantees in Accounts Payable and other liabilities that are issued or modified after December 31, 2002. For a residual value guarantee where we received a cash premium, the liability is equal to the cash premium received at the guarantee’s inception. For credit and performance guarantees, the liability is equal to the present value of the expected loss. We determine the expected loss by multiplying the creditor’s default rate by the guarantee amount reduced by the expected recovery, if applicable, for each future period the credit or performance guarantee will be outstanding. If at inception of a guarantee, we determine there is a probable related contingent loss, we will recognize a liability for the greater of (a) the fair value of the guarantee as described above or (b) the probable contingent loss amount.

Note 2 – Goodwill and Acquired Intangibles

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Commercial Airplanes	Precision Engagement and Mobility Systems	Network and Space Systems	Support Systems	Total
Balance at January 1, 2005	$282	$616	$924	$126	$1,948
Goodwill Adjustments	21	(13)	(18)	11	1
Divestitures	(23)		(2)		(25)
Balance at December 31, 2005	$280	$603	$904	$137	$1,924
Aviall acquisition [1]	1,014			41	1,055
Other [2]	71		(3)		68
Balance at December 31, 2006	$1,365	$603	$901	$178	$3,047
Goodwill Adjustments	(25)			(1)	(26)
Acquisition [3]	60				60
Balance at December 31, 2007	$1,400	$603	$901	$177	$3,081

[1]

On September 20, 2006, we acquired all of the outstanding shares of Aviall, Inc. (Aviall) for $1,780. The acquisition of Aviall was accounted for under the purchase method of accounting. The purchase price was allocated to the net assets acquired based on their fair values and finalized in the fourth quarter of 2006.

[2]	The increase in goodwill is primarily the result of an acquisition in the second quarter 2006. The purchase price allocation for this acquisition was finalized in the fourth quarter of 2006.

[3]	The increase in goodwill is primarily the result of an acquisition in the first quarter 2007. The purchase price allocation for this acquisition was finalized in the fourth quarter of 2007.

As of December 31, 2007 and 2006, we had indefinite-lived intangible assets with carrying amounts of $499 relating to tradenames.

Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2007 and 2006 was $152 and $100. Estimated amortization expense for the five succeeding years are as follows: 2008 – $209; 2009 – $207; 2010 – $183; 2011 – $134 and 2012 – $124.

The gross carrying amounts and accumulated amortization of our other acquired finite-lived intangible assets were as follows at December 31:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$640	$432	$615	$369
Product know-how	308	74	308	64
Customer base	325	77	307	51
Distribution rights	796	40	295	8
Other	249	101	241	75
	$2,318	$724	$1,766	$567

Acquired finite-lived intangibles of $342 remain unpaid as of December 31, 2007.

Note 3 – Earnings Per Share

The weighted-average number of shares outstanding (in millions) for the years ended December 31, used to compute earnings per share are as follows:

	2007	2006	2005
Weighted-average shares outstanding	750.5	760.5	779.4
Participating securities	8.8	10.5	9.1
Basic weighted-average shares outstanding	759.3	771.0	788.5
Diluted potential common shares	13.2	16.6	14.4
Diluted weighted-average shares outstanding	772.5	787.6	802.9

The numerator used to compute diluted earnings per share is as follows:

	2007	2006	2005
Net earnings	$4,074	$2,215	$2,572
Expense related to diluted shares	2	27
Total numerator	$4,076	$2,242	$2,572

Expense related to diluted shares in the amount of $2 and $27 in 2007 and 2006 represented mark-to-market adjustment of vested performance shares to employees terminated as of December 31, 2005.

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

	2007	2006	2005
Stock options			0.2
Stock units		0.1
Performance Shares	0.7	4.0	24.9
Performance Awards	3.0	1.4
ShareValue Trust	25.8	24.6	33.9

Note 4 – Income Taxes

The components of earnings before income taxes were:

Years ended December 31,	2007	2006	2005
U.S.	$5,901	$3,067	$2,605
Non-U.S.	217	127	214
	$6,118	$3,194	$2,819

Income tax expense/(benefit) consisted of the following:

Years ended December 31,	2007	2006	2005
Current tax expense
U.S. federal	$1,260	$193	$(276)
Non-U.S.	139	35	58
U.S. state	164	(58)	(86)
	1,563	170	(304)
Deferred tax expense
U.S. federal	487	750	547
Non-U.S.	(6)	(6)	(120)
U.S. state	16	74	134
	497	818	561
Total income tax expense	$2,060	$988	$257

The following is a reconciliation of the U.S. federal statutory tax rate of 35% to our recorded income tax expense/(benefit):

Years ended December 31,	2007	2006	2005
U.S. federal statutory tax	35.0%	35.0%	35.0%
Global Settlement with U.S. Department of Justice		6.7
Foreign Sales Corporation/Extraterritorial Income tax benefit		(5.8)	(5.6)
Research benefit	(2.4)	(0.7)	(1.2)
Federal audit settlement		(1.5)	(13.1)
State income tax provision, net of effect on U.S. federal tax	1.6	0.4	1.1
Change in valuation allowances	0.3		(3.2)
Other provision adjustments	(0.8)	(3.2)	(3.9)
Income tax expense	33.7%	30.9%	9.1%

Significant components of our deferred tax assets, net of deferred tax liabilities, at December 31 were as follows:

	2007	2006
Retiree health care accruals	$2,581	$3,257
Inventory and long-term contract methods of income recognition	209	640
Other employee benefits accruals	1,476	1,473
In-process research and development related to acquisitions	108	124
Net operating loss, credit, and charitable contribution carryovers (net of valuation allowance of $20 and $2)	275	319
Pension asset	(1,648)	(397)
Customer and commercial financing	(1,587)	(1,517)
Unremitted earnings of non-U.S. subsidiaries	(48)	(48)
Other net unrealized losses	(18)	37
Net deferred tax assets[1]	$1,348	$3,888

[1]	Of the deferred tax asset for net operating loss and credit carryovers, $151 expires in years ending from December 31, 2008 through December 31, 2027 and $125 may be carried over indefinitely.

Net deferred tax assets at December 31 were as follows:

	2007	2006
Deferred tax assets	$9,640	$12,174
Deferred tax liabilities	(8,272)	(8,284)
Valuation allowance	(20)	(2)
Net deferred tax assets	$1,348	$3,888

We recorded net deferred tax liabilities of $11 and $171 in 2007 and 2006, which were primarily due to acquisitions.

As required under SFAS 123R, deferred tax liabilities of $79 and $306 were reclassified to Additional paid in capital in 2007 and 2006. This represents the tax effect of the net excess tax pool created during 2007 and 2006 due to share awards paid with a fair market value in excess of the book accrual for those awards.

Included in the net deferred tax assets at December 31, 2007 and 2006 are deferred tax assets in the amounts of $3,169 and $5,240 related to other comprehensive income.

Net income tax payments/(refunds) were $711, $28 and ($344) in 2007, 2006 and 2005, respectively.

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

FASB Interpretation No. 48

Effective January 1, 2007, we adopted FIN 48 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $11 to Retained earnings, an increase of $125 to Deferred income taxes and an increase of $136 to Income taxes payable as of January 1, 2007.

In conjunction with adoption of FIN 48, we classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest income in Income tax expense in our Consolidated Statement of Operations. In prior periods, such interest income was reported in Other income. Within the Consolidated Statements of Operations, Other income included interest of $16 in 2006 and $100 in 2005 related to federal income tax settlements for prior years. Penalties and tax-related interest expense are reported as a component of Income tax expense. As of December 31 and January 1, 2007, the amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Financial Position was as follows: interest of $143 and $63, and penalties of $17 and $1. The amounts of interest and penalties accrued during 2007 are $108 and $17 respectively.

We are subject to examination in the U.S. federal tax jurisdiction for the 1998-2007 tax years. We are also subject to examination in major state and foreign jurisdictions for the 2001-2007 tax years, for which no individually material unrecognized tax benefits exist. During the third quarter of 2007 we received an Internal Revenue Service (IRS) audit report for the 2002-2003 tax years and have filed an appeal. We have also filed appeals with the IRS for the 1998-2001 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits – January 1, 2007	$1,097
Gross increases – tax positions in prior periods	181
Gross decreases – tax positions in prior periods	(85)
Gross increases – current-period tax positions	89
Lapse of statute of limitations	(10)
Unrecognized Tax Benefits – December 31, 2007	$1,272

As of December 31 and January 1, 2007, the total amount of unrecognized tax benefits was $1,272 and $1,097, of which $1,032 and $905 would affect the effective tax rate, if recognized. These amounts are primarily associated with U.S. federal tax issues such as the tax benefits from the Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) tax rules, the amount of research and development tax credits claimed, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed. Also included in these amounts are accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed.

It is reasonably possible that within the next 12 months we and the IRS will resolve some of the matters presently under consideration at appeals for 1998-2003 which may increase or decrease unrecognized tax benefits for all open tax years. Settlement could increase earnings in an amount ranging from $0 to $130 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

The Research and Development credit expired on December 31, 2007. The credit provided a 2.4% and a 0.7% reduction in the 2007 and 2006 effective tax rate. Congress is currently considering bills that will extend the credit. If the Research and Development credit is not legislatively enacted there could be an unfavorable impact on our 2008 effective income tax rate.

Note 5 – Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2007	2006
U.S. government contracts	$2,838	$2,667
Commercial customers	1,232	1,423
Other [1]	1,742	1,278
Less valuation allowance	(72)	(83)
	$5,740	$5,285

[1]

Included $498 and $538 of reinsurance receivables held by Astro Ltd., a wholly owned subsidiary, which operates as a captive insurance company and $683 and $308 related to non-U.S. military contracts at December 31, 2007 and 2006.

The following table summarizes our accounts receivable under long-term contracts that were not billable or related to outstanding claims as of December 31:

	2007	2006
Unbillable
Current	$825	$830
Expected to be collected after one year	520	705
	$1,345	$1,535

Claims
Current	$18	$10
Expected to be collected after one year	128	84
	$146	$94

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

Note 6 – Inventories

Inventories at December 31 consisted of the following:

	2007	2006
Long-term contracts in progress	$13,159	$12,329
Commercial aircraft programs	11,710	8,743
Commercial spare parts, used aircraft, general stock materials and other	3,401	2,888
	28,270	23,960
Less advances and progress billings	(18,707)	(15,855)
	$9,563	$8,105

Delta launch program inventories that will be sold at cost to United Launch Alliance L.L.C. (ULA) under an inventory supply agreement that terminates on March 31, 2021 are included in long-term contracts in progress inventories. At December 31, 2006, the inventory balance was $1,860. No sales have occurred through December 31, 2007. As part of its integration ULA is continuing to assess the future of the Delta II program. During the third quarter of 2007, ULA determined that certain Delta II inventory is not fully recoverable. As a result we recorded charges of $31 for non-recoverable Delta II inventory and $39 for our share of the loss recorded by ULA related to Delta II. Future decisions regarding the Delta II program could reduce our earnings by up to $100 (see Note 12).

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of December 31, 2007 and 2006, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $234 subject to claims or other uncertainties relating to the A-12 program as of December 31, 2007 and 2006 (See Note 21).

Commercial aircraft program inventory includes amounts credited in cash or other consideration (early issued sales consideration), to airline customers totaling $1,355 and $1,375 as of December 31, 2007 and 2006.

Deferred production costs represent commercial aircraft programs production costs incurred on in-process and delivered units in excess of the estimated average cost of such units. As of December 31, 2007 and 2006, the balance of deferred production costs and unamortized tooling related to commercial aircraft programs, except the 777 program, was insignificant relative to the programs’ balance-to-go estimates. As of December 31, 2007 and 2006, all significant excess deferred production costs or unamortized tooling costs are recoverable from existing firm orders for the 777 program. The deferred production costs and unamortized tooling are summarized in the following table:

	2007	2006
Deferred production costs:
777 program	$1,043	$871
Unamortized tooling:
777 program	256	329

Note 7 – Exit Activity and Divestitures

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

As of December 31, 2006, $52 was recorded in Accounts payable and other liabilities related to contract termination costs, which was substantially paid out during 2007 to complete the business shutdown. The exit of the Connexion by Boeing business resulted in cash expenditures of $177 during 2006.

On February 28, 2005, we completed the stock sale of Electron Dynamic Devices Inc. (EDD) to L-3 Communications. EDD was a separate legal entity wholly owned by us. The corresponding net assets of the entity were $45 and a net pre-tax gain of $25 was recorded in the Network and Space Systems (N&SS) segment of IDS from the sale of the net assets. In addition, there was a related pre-tax loss of $68 recorded in Accounting differences/eliminations for net pension and other postretirement benefit curtailments and settlements. In 2006, a $15 gain was recorded for a subsequent purchase price adjustment on the sale.

On August 2, 2005, we completed the sale of the Rocketdyne Propulsion and Power (Rocketdyne) business to United Technologies Corporation for cash proceeds of approximately $700 under an asset purchase agreement. This divestiture includes assets and sites in California, Alabama, Mississippi, and Florida. The Rocketdyne business primarily develops and builds rocket engines and provides booster engines for the space shuttle and the Delta family as well as propulsion systems for missile defense systems. A net pre-tax gain of approximately $578 was recorded predominantly in the N&SS segment and a related pre-tax loss of $200 for estimated pension and postretirement curtailments and settlements was recorded in our Other segment.

On June 16, 2005, we completed the sale of substantially all of the assets at our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma under an asset purchase agreement to a new entity which was subsequently named Spirit Aerosystems, Inc. (Spirit). Transaction consideration given to us included cash of approximately $900, together with the transfer of certain liabilities and long-term supply agreements that provide us with ongoing cost savings. The consolidated net loss on this sale recorded in 2005 was $287, including pension and postretirement impacts. We recognized a loss of $103 in 2005 in the Consolidated Statement of Operations as Gain on dispositions, net, of which $68 was recognized by the Commercial Airplanes segment and $35 was recognized as Accounting differences/eliminations and Unallocated expense. The remaining loss of $184 related to estimated pension and postretirement curtailments and settlements, was recorded in our Other segment. In 2006, a $15 gain was recorded for a subsequent purchase price adjustment on the sale.

See Note 12 for discussion of the environmental indemnification provisions of these agreements.

Note 8 – Customer Financing

Customer financing at December 31 consisted of the following:

	2007	2006
Aircraft financing
Notes receivable	$770	$1,790
Investment in sales-type/finance leases	2,676	2,914
Operating lease equipment, at cost, less accumulated depreciation of $1,024 and $913	3,601	4,159
Other equipment financing
Notes receivable	115	33
Operating lease equipment, at cost, less accumulated depreciation of $90 and $149	138	248
Less allowance for losses on receivables	(195)	(254)
	$7,105	$8,890

Interest rates on fixed-rate notes ranged from 5.50% to 10.33%, and interest rates on variable-rate notes ranged from 6.92% to 10.90%.

The components of investment in sales-type/finance leases at December 31 were as follows:

	2007	2006
Minimum lease payments receivable	$3,814	$4,475
Estimated residual value of leased assets	751	701
Unearned income	(1,889)	(2,262)
	$2,676	$2,914

Aircraft financing operating lease equipment primarily includes jet and commuter aircraft. At December 31, 2007 and 2006, aircraft financing operating lease equipment included $86 and $259 of equipment available for re-lease. At December 31, 2007 and 2006, we had firm lease commitments for $86 and $253 of this equipment.

When our Commercial Airplanes segment is unable to immediately sell used aircraft, it may place the aircraft under an operating lease. It may also finance the sale of new aircraft with a note receivable. The carrying amount of the Commercial Airplanes segment used aircraft under operating leases and aircraft sales financed with notes receivable included as a component of customer financing totaled $156 and $480 as of December 31, 2007 and 2006.

Impaired receivables and the allowance for losses on those receivables consisted of the following at December 31:

	2007	2006
Impaired receivables with no specific impairment allowance	$197	$1,032
Impaired receivables with specific impairment allowance	39	74
Allowance for losses on impaired receivables	13	20

The average recorded investment in impaired receivables as of December 31, 2007, 2006 and 2005, was $589, $1,191, and $1,196, respectively. Income recognition is generally suspended for receivables at the date full recovery of income and principal becomes doubtful. Income is recognized when receivables become contractually current and performance is demonstrated by the customer. Interest income recognized on such receivables was $50, $104, and $90 for the years ended December 31, 2007, 2006 and 2005, respectively.

The change in the allowance for losses on receivables for the years ended December 31, 2007, 2006 and 2005, consisted of the following:

Allowance for Losses
Beginning balance – January 1, 2005	$(403)
Customer financing valuation benefit/(provision)	(73)
Reduction in customer financing assets	202
Ending balance – December 31, 2005	(274)
Customer financing valuation benefit/(provision)	(32)
Reduction in customer financing assets	52
Ending balance – December 31, 2006	(254)
Customer financing valuation benefit/(provision)	60
Other	(1)
Ending balance – December 31, 2007	$(195)

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing related to major aircraft concentrations at December 31 were as follows:

	2007	2006
717 Aircraft ($719 and $760 accounted for as operating leases)*	$2,472	$2,595
757 Aircraft ($836 and $904 accounted for as operating leases)*	1,064	1,167
767 Aircraft ($196 and $201 accounted for as operating leases)	599	740
MD-11 Aircraft ($528 and $555 accounted for as operating leases)*	528	645
737 Aircraft ($485 and $550 accounted for as operating leases)	518	583
777 Aircraft ($0 accounted for as operating leases)	96	718

*	Out of production aircraft

We recorded charges related to customer financing asset impairment in operating earnings, primarily as a result of declines in projected future cash flows. These charges for the years ended December 31 were as follows:

	2007	2006	2005
Boeing Capital Corporation	$33	$53	$33
Other Boeing	15	7	10
	$48	$60	$43

Scheduled payments on customer financing are as follows:

Year	Principal Payments on Notes Receivable	Sales- Type/ Finance Lease Payments Receivable	Operating Lease Equipment Payments Receivable
2008	$184	$324	$433
2009	95	307	383
2010	104	295	325
2011	156	336	241
2012	111	295	186
Beyond 2012	235	2,257	1,008

Customer financing assets we leased under capital leases and subleased to others totaled $43 and $137 at December 31, 2007 and 2006.

Note 9 – Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2007	2006
Land	$544	$524
Buildings and land improvements	8,868	8,571
Machinery and equipment	9,308	8,614
Construction in progress	1,460	1,601
	20,180	19,310
Less accumulated depreciation	(11,915)	(11,635)
	$8,265	$7,675

Depreciation expense was $978, $1,058 and $1,001 for the years ended December 31, 2007, 2006 and 2005, respectively. Interest capitalized during the years ended December 31, 2007, 2006 and 2005 totaled $117, $110 and $84, respectively. At December 31, 2007, we had $314 of operating lease properties, net of $202 of accumulated depreciation.

For the year ended December 31, 2006, $357 of capital lease obligations was incurred. Capital lease obligations incurred were not material for the years ended December 31, 2007 and 2005.

Rental expense for leased properties was $411, $388 and $400, for the years ended December 31, 2007, 2006 and 2005, respectively. For the same periods, these expenses, substantially all minimum rentals, were net of sublease income of $26, $18, and $22. At December 31, 2007, minimum rental payments under capital leases aggregated $16, and payments due under capital leases during the next five years are not material. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,038, net of sublease payments of $47, at December 31, 2007. Payments, net of sublease amounts, due under operating leases during the next five years are as follows:

2008	2009	2010	2011	2012
$205	$158	$119	$91	$60

Noncancellable future rentals due from customers for equipment on operating leases aggregated $137 for the year ended December 31, 2007. Payments due during the next five years are as follows:

2008	2009	2010	2011	2012
$13	$14	$13	$12	$13

Note 10 – Cash, Cash Equivalents, and Investments

Our investments, which are recorded in either Cash and cash equivalents, Short-term investments or Investments, consisted of the following at December 31:

	2007	2006
Cash and cash equivalents
Cash and time deposits	$5,406	$5,710
Available-for-sale investments	134	118
Held-to-maturity investments	1,502	290
Total cash and cash equivalents	7,042	6,118
Short-term Investments
Time deposits	1,025
Available-for-sale investments	442	268
Held-to-maturity investments	799
Total short-term investments	2,266	268
Investments
Available-for-sale investments	2,982	3,076
Equity method investments	1,085	964
Other investments	44	45
Total investments	4,111	4,085
Total cash, cash equivalents, and investments	$13,419	$10,471

Available-for-sale investments

Our investments in available-for-sale debt and equity securities consisted of the following at December 31:

	2007				2006
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Debt: (1)
Marketable Securities (2)	$3,385	$29	$(11)	$3,403	$3,319	$4	$(25)	$3,298
ETCs/EETCs	145		(2)	143	145	7		152
Equity	2	10		12	4	8		12
	$3,532	$39	$(13)	$3,558	$3,468	$19	$(25)	$3,462

(1)	At December 31, 2007, debt securities with estimated fair values of $574 and cost of $580 have been in a continuous unrealized loss position for 12 months or longer.
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

The contractual maturities of available-for-sale debt securities at December 31, 2007, were as follows:

	Cost	Estimated Fair Value
Due in 1 year or less	$578	$576
Due from 1 to 5 years	1,575	1,591
Due from 5 to 10 years	99	100
Due after 10 years	1,278	1,279
	$3,530	$3,546

Supplemental information about gross realized gains and losses on available-for-sale investment securities for the years ended December 31, are as follows:

	2007	2006	2005
Gains	$5	$56
Losses, including impairments	(11)	(11)	$(64)
Net	$(6)	$45	$(64)

Held-to-maturity investments

Our investments in held-to-maturity securities consist of commercial paper with maturities of less than one year. The held-to-maturity securities are recorded at their amortized cost of $2,301 and $290 as of December 31, 2007 and 2006, which approximates their fair value.

Equity Method and Other Investments

Equity Method Investments

Our effective ownership percentages and balances of equity method investments consisted of the following as of December 31:

	Segment	Ownership Percentages	Investment Balance
			2007		2006
United Launch Alliance	N&SS	50%	$1,019		$960
United Space Alliance	N&SS	50%	(70	) (1)	(92	) (1)
HRL Laboratories	PE&MS	50%	35		34
APB Winglets	Commercial Airplanes	45%	31		12
Other	Primarily Commercial Airplanes and Support Systems		70		50
			$1,085		$964

(1)	Credit balances are a result of our proportionate share of the joint venture’s pension and postretirement related adjustments which reduce the carrying value of the investment.

On December 1, 2006, we entered into a transaction with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance L.L.C. (ULA). ULA combines the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. ULA conducted 13 and one successful launches for the years ended December 31, 2007 and 2006. We and Lockheed each have agreed to provide ULA with initial cash contributions of up to $25, and we each have agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements. See Note 21.

On July 24, 2007, we and Lockheed reached an agreement with respect to resolution of the final working capital and the value of the launch vehicle support contracts that each party contributed to form ULA. Effective August 15, 2007, the parties received all necessary approvals pursuant to the terms of the Consent Order with the U.S. Federal Trade Commission and the terms of the agreement, which resulted in additional contributions from both parties with Boeing agreeing to contribute an additional $97. Our additional contribution liability will be offset by future payments from ULA under the Inventory Supply Agreement.

The Sea Launch venture, in which we are a 40% partner with RSC Energia of Russia (25%), Aker ASA of Norway (20%), PO Yuzhmash (10%) and SDO Yuzhnoye (5%) of the Ukraine, provides ocean-based launch services to commercial satellite customers. The venture conducted zero, five and four successful launches for the years ended December 31, 2007, 2006 and 2005, respectively. A Sea Launch Zenit-3SL vehicle, carrying a Boeing-built NSS-8 satellite, experienced an anomaly during launch on January 30, 2007. The launch platform has been repaired and resumed flight operations on January 15, 2008, successfully launching a Boeing-built satellite. We have financial exposure with respect to the venture, which relates to guarantees provided by us to certain Sea Launch creditors, performance guarantees provided by us to a Sea Launch customer, and financial exposure related to advances and other assets reflected in the consolidated financial statements.

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

Other Investments

During 2005, we recorded an asset impairment charge of $42 in Other income related to the sale of certain investments in technology related funds for proceeds of $24.

Note 11 – Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:

	2007	2006
Accounts payable	$5,714	$5,643
Accrued compensation and employee benefit costs	4,996	4,852
Product warranties (a)	962	761
Environmental (b)	679	582
Forward loss recognition (c)	607	532
Other	3,718	3,831
	$16,676	$16,201

(a)	See Note 12.
(b)	See Note 13.
(c)	Forward loss recognition relates primarily to Airborne Early Warning & Control.

Payments associated with these liabilities may occur in periods significantly beyond the next twelve months. Accounts payable included $265 and $335 at December 31, 2007 and 2006, attributable to checks written but not yet cleared by the bank.

Note 12 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, as discussed below. These arrangements are primarily in the form of product warranties and guarantees.

Product warranties

We provide product warranties in conjunction with certain product sales. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three- to four-year standard warranty for systems, accessories, equipment, parts, and software manufactured by us or manufactured to certain standards under our authorization. These warranties are included in the programs’ estimate at completion (EAC). Additionally, on occasion we have made commitments beyond the standard warranty obligation to correct fleet wide major warranty issues of a particular model. These costs are expensed as incurred. These warranties cover factors such as non-conformance to specifications and defects in material and design. Warranties issued by our IDS segments principally relate to sales of military aircraft and weapons hardware. These sales are generally accompanied by a six to twelve-month warranty period and cover systems, accessories, equipment, parts, and software manufactured by us to certain contractual specifications. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. Estimated costs of these additional warranty issues are considered changes to the initial liability estimate. The following table summarizes product warranty activity recorded during 2007 and 2006.

Product Warranty Liabilities*
Beginning balance – January 1, 2006	$781
Additions for 2006 deliveries	171
Reductions for payments made	(206)
Changes in estimates	15
Ending balance – December 31, 2006	761
Additions for 2007 deliveries	186
Reductions for payments made	(220)
Changes in estimates	235
Ending balance – December 31, 2007	$962

*	Amounts included in Accounts payable and other liabilities

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

As of December 31, 2007	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,284	$4,275	$7
Indemnifications to ULA**	1,221		7
Residual value guarantees	103	96	16
Credit guarantees related to the Sea Launch venture	457	274	183
Other credit guarantees	43	14	1
Performance guarantees	48	20

As of December 31, 2006	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,164	$4,155	$7
Indemnifications to ULA**	1,664		7
Residual value guarantees	252	215	15
Credit guarantees related to the Sea Launch venture	471	283	188
Other credit guarantees	31	17
Performance guarantees	47	20

*	Amounts included in Accounts payable and other liabilities
**

Amount includes indemnification payments related to contributed Delta launch program inventory of $917 and $1,375 plus indemnification payments of $289 related to the pricing of certain contracts at December 31, 2007 and 2006, and $15 related to miscellaneous Delta vendor contracts at December 31, 2007.

Contingent repurchase commitments We have entered into contingent repurchase commitments with certain customers in conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft). Under these commitments, we agreed to repurchase the Sale Aircraft at a specified price, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft

Indemnifications to ULA In December 2006, we agreed to indemnify ULA against potential losses that ULA may incur from certain contracts contributed by us. In the event ULA is unable to obtain certain additional contract pricing to which we believe ULA is entitled, we will be responsible for any shortfall and may record up to $332 in pre-tax losses. The term of the indemnification is tied to the resolution of this matter with the customer.

In December 2006, we agreed to indemnify ULA in the event that $1,375 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA sold $443 of inventories that were contributed by us.

Residual value guarantees We have issued various residual value guarantees principally to facilitate the sale of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire in 1 to 11 years.

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

Other credit guarantees We have issued credit guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. Current outstanding credit guarantees expire within the next 13 years.

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

Industrial Revenue Bonds

Industrial Revenue Bonds (IRBs) issued by the City of Wichita are used to finance the purchase and/or construction of real and personal property at our Wichita site. Tax benefits associated with IRBs include a ten-year property tax abatement and a sales tax exemption from the Kansas Department of Revenue. We record the property on our Consolidated Statements of Financial Position, along with a capital lease obligation to repay the proceeds of the IRB. We have also purchased the IRBs and therefore are the bondholders as well as the borrower/lessee of the property purchased with the IRB proceeds.

The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position pursuant to FIN 39, Offsetting of Amounts Related to Certain Contracts. As of December 31, 2007 and 2006, the assets and liabilities associated with the City of Wichita IRBs were $1,217 and $1,419.

Note 13 – Other Commitments and Contingencies

Environmental matters

At December 31, 2007 and 2006, the aggregate amount of liabilities recorded relative to environmental matters were as follows:

Environmental Liabilities
Beginning balance – January 1, 2006	$532
Changes in estimate	122
Reductions for payments made	(72)
Ending balance – December 31, 2006	582
Changes in estimate	168
Reductions for payments made	(71)
Ending balance – December 31, 2007	$679

The liabilities recorded represent our best estimate of costs expected to be incurred to remediate, operate, and maintain sites over periods of up to 30 years. Although not considered probable, it is reasonably possible that we may incur additional charges because of regulatory complexities, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites based on our experience and existing laws and regulations. At December 31, 2007 and 2006 our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $1,191 and $939, excluding the impacts of any potential recoveries.

Discontinued operations

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of BCC’s Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. As of December 31, 2007, our maximum exposure to loss associated with the loss sharing arrangement was $224. As of December 31, 2007 and 2006, the accrued liability under the loss sharing arrangement was $59 and $78.

Future lease commitments

As of December 31, 2007 and 2006, future lease commitments on aircraft and other commitments not recorded on the Consolidated Statements of Financial Position totaled $240 and $323. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of December 31, 2007, the future lease commitments on aircraft for each of the next five years were as follows: $43 in 2008, $20 in 2009, $18 in 2010, $19 in 2011, and $19 in 2012. As of December 31, 2007 and 2006, Accounts payable and other liabilities included $42 and $65 attributable to adverse commitments under these lease arrangements.

Termination liability

Due to lack of demand for the 717 and 757 airplanes, we have concluded production of these airplanes. The last 717 and 757 airplanes were delivered in the second quarter of 2006 and 2005 respectively. The following table summarizes the termination liability remaining in Accounts payable and other liabilities.

	2006					2007
Termination Liability	January 1, 2006	Other *	Change in estimate	Payments	December 31, 2006	Change in estimate	Payments	December 31, 2007
Supplier termination	$239		$(4)	$(190)	$45	$(15)	$(18)	$12
Production disruption and shutdown related	3				3			3
Pension/postretirement related	43	$(47)	4
Severance	19		1	(11)	9		(1)	8
Total	$304	$(47)	$1	$(201)	$57	$(15)	$(19)	$23

*	Represents transfer to prepaid pension expense

The above liability was determined based on available information and we make revisions to our estimates accordingly as new information becomes available.

Purchase obligations

As of December 31, 2007 and 2006 we had $104,023 and $86,254 of production related purchase obligations not recorded on the Consolidated Statement of Financial Position. Such obligations include agreements for production goods, tooling costs, electricity and natural gas contracts, property, plant and equipment, inventory procurement contracts, and other miscellaneous production related obligations. As of December 31, 2007, the amounts of production related purchase obligations for each of the next five years were as follows: $37,922 in 2008, $23,704 in 2009, $17,081 in 2010, $10,976 in 2011, and $7,305 in 2012.

Commercial Aircraft commitments

In conjunction with signing a definitive agreement for the sale of new aircraft, we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $924 and $1,162 as of December 31, 2007 and 2006. We anticipate that a significant portion of these commitments will not be exercised by customers. There were no probable contractual trade-in commitments as of December 31, 2007. These trade-in commitment agreements have expiration dates from 2008 through 2015.

Potential C-17 shut-down

As of December 31, 2007, we delivered 171 of the 190 C-17 aircraft ordered by the U.S. Air Force, with final deliveries scheduled for 2009. In June 2007, based upon continued bipartisan congressional support, including the House Armed Services Committee addition of $2.4 billion for 10 C-17s in their mark of the 2008 budget, and U.S. Air Force testimony to Congress reflecting interest in additional C-17 aircraft, we directed key suppliers to begin work on 10 aircraft beyond the 190 currently on order. As of December 31, 2007, inventory expenditures and potential termination liabilities to suppliers for work performed related to anticipated orders for 10 C-17 aircraft to the U.S. Air Force and anticipated international orders for 3 additional aircraft totaled approximately $215. It is reasonably possible that we will decide in 2008 to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from the second quarter direction to key suppliers to begin working on the additional 10 aircraft.

Department of Defense Office of the Inspector General Audit

We have been advised by the Department of Defense Office of the Inspector General (DoD OIG) that it is conducting an audit of the application of economic price adjustment (EPA) clauses included in our multi-year contracts for the C-17, F-18, and Apache programs. A final audit report has not been issued and the actions, if any, that our U.S. government customers may take in response to the audit are unknown at this time, as is any potential financial impact in the future.

Satellites

The Boeing-built NSS-8 satellite was declared a total loss due to an anomaly during launch on January 30, 2007. The NSS-8 satellite was insured for $200 which was collected during the second and third quarter of 2007. New Skies Satellites B.V. (New Skies) declined to exercise its option to purchase a replacement spacecraft due to its assertion that we anticipatorily breached the contract. We believe that had New Skies exercised its option, we would have fulfilled our contractual responsibilities. We do not expect New Skies’ assertion to materially impact our consolidated results of operations, financial position, or cash flows.

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

Financing commitments

Financing commitments totaled $8,350 and $10,164 as of December 31, 2007 and 2006. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers.

In connection with the formation of ULA, we and Lockheed each committed to provide up to $25 in additional capital contributions and we each have agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements during the five year period following December 1, 2006. ULA did not request any funds under the line of credit as of December 31, 2007.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,973 as of December 31, 2007 and approximately $4,368 at December 31, 2006.

Company Owned Life Insurance

McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2007 and 2006, the cash surrender value was $310 and $288 and the total loans were $298 and $279. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2007 and 2006.

Note 14 – Debt

Total debt interest incurred, including amounts capitalized, was $591, $657, and $713 for the years ended December 31, 2007, 2006 and 2005, respectively. Interest expense recorded by BCC is reflected as a separate line item on our Consolidated Statements of Operations, and is included in earnings from operations. Total company interest payments were $616, $657, and $671 for the years ended December 31, 2007, 2006 and 2005, respectively.

We have $3,000 currently available under credit line agreements. We have given BCC exclusive access to $1,500 under these arrangements. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements, including those at BCC.

On March 23, 2004, we filed a shelf registration with the Securities and Exchange Commission (SEC) for $1,000 for the issuance of debt securities and underlying common stock. The entire amount remains available for potential debt issuance. BCC has $3,421 that remains available from shelf registrations filed with the SEC. Both of BCC’s shelf registrations expire in November 2008. The availability of funding under these shelf registrations is dependent on investor demand and market conditions.

On June 6, 2002, BCC established a Euro medium-term note program in the amount of $1,500. At December 31, 2007 and 2006, BCC had zero debt outstanding under the program such that $1,500 would normally be available for potential debt issuance. However, debt issuance under this program requires that documentation, information, and other procedures relating to BCC and the program be updated within the prior twelve months. In view of BCC’s cash position and other available funding sources, BCC determined during 2004 that it was unlikely they would need to use this program in the foreseeable future. The program is thus inactive but available subject to updated documentation and procedures. The availability of funding under this program would be dependent on investor demand and market conditions.

Short-term debt and current portion of long-term debt, consisted of the following:

	At December 31, 2007		At December 31, 2006
	Consolidated Total	BCC Only	Consolidated Total	BCC Only
Unsecured debt securities	$685	$685	$1,256	$1,256
Capital lease obligations	17	16	55	47
Non-recourse debt and notes	31	5	42	4
Other notes	29		28
	$762	$706	$1,381	$1,307

Debt consisted of the following:

	December 31, 2007	December 31, 2006
Boeing Capital Corporation debt:
Unsecured debt securities
3.600% – 7.580% due through 2023	$4,170	$5,382
Non-recourse debt and notes
4.840% – 7.690% notes due through 2013	71	76
Capital lease obligations
4.070% – 8.250% due through 2015	86	132
Subtotal Boeing Capital Corporation debt	$4,327	$5,590
Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$405	$442
Unsecured debentures and notes
350, 9.750% due Apr. 1, 2012	349	349
600, 5.125% due Feb. 15, 2013	598	598
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024 (puttable at holder’s option on Aug. 15, 2012)	300	300
250, 7.250% due Jun. 15, 2025	248	247
250, 8.750% due Sep. 15, 2031	249	248
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Capital lease obligations due through 2010	2	11
Other notes	77	91
Subtotal other Boeing debt	$3,890	$3,948
Total debt	$8,217	$9,538

At December 31, 2007, $150 of BCC debt was collateralized by portfolio assets and underlying equipment totaling $247. The debt consists of the 4.07% to 8.25% notes due through 2015.

Maturities of long-term debt for the next five years are as follows:

	2008	2009	2010	2011	2012
BCC	$710	$528	$645	$798	$878
Other Boeing	52	23	22	73	363
	$762	$551	$667	$871	$1,241

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

Effective December 31, 2006, we adopted SFAS No. 158, which requires that the Consolidated Statements of Financial Position reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation (PBO). We have recognized the aggregate of all overfunded plans in Pension plan assets, net and the aggregate of all underfunded plans in either Accrued retiree health care or Accrued pension plan liability, net. The portion of the amount by which the actuarial present value of benefits included in the PBO exceeds the fair value of plan assets, payable in the next 12 months, is reflected in Accounts payable and other liabilities.

Effective December 31, 2008, SFAS No. 158 will require us to measure plan assets and benefit obligations at fiscal year end. We currently perform this measurement at September 30 of each year. Beginning in fourth quarter of 2007 in accordance with this Standard, we eliminated the use of a three-month lag period when recognizing the impact of curtailments or settlements and, instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application.

The components of net periodic benefit cost are as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost
Service cost	$953	$908	$910	$136	$143	$147
Interest cost	2,681	2,497	2,457	473	436	454
Expected return on plan assets	(3,507)	(3,455)	(3,515)	(8)	(7)	(7)
Amortization of prior service costs	200	188	185	(88)	(90)	(110)
Recognized net actuarial loss	764	912	714	159	131	161
Settlement/curtainlment loss/(gain)	10		552			(96)
Net periodic benefit cost	$1,101	$1,050	$1,303	$672	$613	$549

Settlement and curtailment losses/(gains) are primarily due to divestitures. See Note 7.

The following shows changes in the benefit obligation, plan assets and funded status of both pensions and OPB. Benefit obligation balances presented below reflect the PBO for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pensions		Other Postretirement Benefits
At September 30,	2007	2006	2007	2006
Change in benefit obligation
Beginning balance	$45,582	$45,183	$8,334	$8,057
Service cost	953	908	136	143
Interest cost	2,681	2,497	473	436
Plan participants’ contributions	11	9
Amendments	95	156	(34)	(101)
Actuarial (gain)/loss	(1,100)	(925)	(732)	295
Settlement/curtailment/acquisitions/dispositions, net	(57)	85	(8)	1
Benefits paid	(2,431)	(2,331)	(507)	(497)
Ending balance	$45,734	$45,582	$7,662	$8,334

Change in plan assets
Beginning balance at fair value	$46,203	$43,484	$89	$82
Actual return on plan assets	6,029	4,239	10	6
Company contribution	580	526	15	17
Plan participants’ contributions	11	9	1
Settlement/curtailment/acquisitions/dispositions, net	(65)	216
Benefits paid	(2,382)	(2,286)	(19)	(16)
Exchange rate adjustment	63	15
Ending balance at fair value	$50,439	$46,203	$96	$89

Reconciliation of funded status to net amounts recognized
Funded status-plan assets less projected benefit obligation	$4,705	$621	$(7,566)	$(8,245)
Adjustment for fourth quarter contributions	13	11	129	152
Net amount recognized	$4,718	$632	$(7,437)	$(8,093)

Amounts recognized in statement of financial position at December 31, consist of:
Pension plan assets, net	$5,924	$1,806
Accounts payable and other liabilities	(51)	(39)	$(430)	$(422)
Accrued retiree health care			(7,007)	(7,671)
Accrued pension plan liability, net	(1,155)	(1,135)
Net amount recognized	$4,718	$632	$(7,437)	$(8,093)

Amounts recognized in Accumulated other comprehensive loss at December 31, 2007 are as follows:

	Pensions	Other Postretirement Benefits
Net actuarial loss	$5,750	$1,620
Prior service cost/(credit)	1,219	(515)
Total recognized in Accumulated other comprehensive loss	$6,969	$1,105

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2008 is as follows:

	Pensions	Other Postretirement Benefits
Recognized net actuarial loss	$396	$85
Amortization of prior service costs	206	(93)
Total	$602	$(8)

The accumulated benefit obligation (ABO) for all pension plans was $41,818 and $41,706 at September 30, 2007 and 2006. All of our major tax qualified pension plans have plan assets that exceed the ABO at September 30, 2007. Key information for all plans with ABO in excess of plan assets as of September 30 is as follows:

	2007	2006
Projected benefit obligation	$1,501	$1,602
Accumulated benefit obligation	1,255	1,342
Fair value of plan assets	465	573

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our APBO by $516 at September 30, 2007 and $573 at September 30, 2006. These reductions/actuarial gains are amortized over the expected average future service of current employees.

Assumptions

At September 30,	2007	2006	2005	2004
Discount rate: pension and OPB	6.20%	5.90%	5.50%	5.75%
Expected return on plan assets	8.25%	8.25%	8.50%	8.50%
Rate of compensation increase	5.50%	5.50%	5.50%	5.50%

In 2005, we modified our method of determining the discount rate so that the discount rate for each individual pension plan is determined separately based on the duration of each plan’s liabilities. Previously, we determined a single discount rate for all our postretirement benefit plans. We made the change mainly because of the divergence in the populations of our various plans due to employee transfers, layoffs and divestitures. The new method continues to include a matching of the plans’ expected future benefit payments against a yield curve that’s based on high quality, non-callable bonds in the Bloomberg index as of the measurement date, omitting bonds with the ten percent highest and the ten percent lowest yields. The disclosed rate is the average rate for all the plans, weighted by the projected benefit obligation. As of September 30, 2007, the weighted average was 6.20%, and the rates for individual plans ranged from 5.30% to 6.40%. As of September 30, 2006, the weighted average was 5.90%, and the rates for individual plans ranged from 5.00% to 6.00%.

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

At September 30,	2007	2006
Assumed health care cost trend rates
Health care cost trend rate assumed next year	7.50%	8.00%
Ultimate trend rate	5.00%	5.00%
Year that trend reached ultimate rate	2013	2013

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

	Increase	Decrease
Effect on postretirement benefit obligation	$621	$(545)
Effect on total of service and interest cost	59	(55)

Plan Assets

Pension assets totaled $50,439 and $46,203 at September 30, 2007 and 2006. In late 2006, the Company decided to modify the pension asset strategy with the objective of reducing volatility relative to pension liabilities, achieving a competitive investment return, achieving diversification between and within various asset classes, and managing other risks. In order to reduce the volatility between the value of pension assets and liabilities, the Company increased its allocation to fixed income as well as lengthened the duration of its fixed income holdings. The allocation to alternative investments, private equity, real estate, real assets, hedge funds, and global strategies, was also increased in order to address the return and diversification objectives. Key risk management areas addressed through this modified strategy include funded status risk, interest rate risk, market risk, operational risk, and liquidity.

Actual investment allocations vary from target allocations due to periodic investment strategy changes and the length of time it takes to complete investments in asset classes such as private equity, real estate, real assets, and other investments. Additionally, actual and target allocations vary due to the timing of benefit payments or contributions made on or near the measurement date.

Pension investment managers are retained with a specific investment role and corresponding investment guidelines. Investment managers have the ability to purchase securities on behalf of the pension fund and invest in derivatives, such as equity or bond futures, swaps, options, or currency forwards. Derivatives generally are used to achieve the desired market exposure of a security or an index, transfer value-added performance between asset classes, achieve the desired currency exposure, adjust portfolio duration, or rebalance the total portfolio to the target asset allocation.

The actual allocations for the pension assets at September 30, 2007 and 2006, and target allocations by asset category, are as follows:

	Percentage of Plan Assets at September 30,		Target Allocations
Asset Category	2007	2006	2007	2006
Equity	38%	55%	28%	28%
Debt	46	37	45	45
Real estate and real assets	4	3	10	10
Private equity	4	3	6	6
Hedge funds	3	2	6	6
Global strategies	5		5	5
	100%	100%	100%	100%

Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as equity futures, currency forwards and residual cash allocated to the equity managers. Equity includes our common stock in the amounts of $0 (0% of plan assets) and $1,260 (2.8% of plan assets) at September 30, 2007 and 2006. A currency management strategy was implemented during 2006 which uses currency forwards and options. Equity and currency management derivatives based on net notional amounts totaled 1.9% and 6.6% of plan assets at September 30, 2007 and 2006.

Debt includes domestic and international debt securities, such as U.S. Treasury securities, U.S. government agency securities, corporate bonds; cash equivalents; and investments in bond derivatives such as bond futures, options, swaps and currency forwards. Bond derivatives based on net notional amounts totaled 16.6% and 7.0% of plan assets at September 30, 2007 and 2006. Additionally, Debt includes “To-Be-Announced” mortgage-backed securities (TBA) and treasury forwards which have delayed, future settlement dates. Debt included $2,478 and $1,770 related to TBA securities and treasury forwards at September 30, 2007 and 2006.

Private equity represents private market investments which are generally limited partnerships. Real estate includes investments in private and public real estate. Real assets include investments in natural resources (such as energy and timber) and infrastructure. Hedge funds include event driven, relative value, long-short and market neutral strategies. Global strategies seek to identify inefficiencies across various asset classes and markets, using long-short positions in physical securities and derivatives.

We held $96 and $89 in trust fund assets for OPB plans at September 30, 2007 and 2006. Most of these funds are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows

Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006 are not expected to be material in 2008. In the first quarter of 2008 we expect to make a discretionary contribution to our plans of $500 (pre-tax). We will evaluate additional contributions later in the year. We expect to contribute approximately $15 to our OPB plans in 2008.

Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

	Pensions	Other Postretirement Benefits
2008	$2,576	$524
2009	2,657	553
2010	2,751	582
2011	2,848	609
2012	2,922	622
2013–2017	16,571	3,340

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

401(k) Plans

We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $536, $514 and $483 in 2007, 2006 and 2005, respectively.

Note 16 – Share-Based Compensation and Other Compensation Arrangements

Share-Based Compensation

On May 1, 2006, the shareholders approved an amendment to The Boeing Company 2003 Incentive Stock Plan (2003 Plan). The 2003 Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, Performance Shares, performance units and other incentives to our employees, officers, consultants and independent contractors. The aggregate number of shares of our stock available for issuance under the amended 2003 Plan will not exceed 60,000,000. Under the terms of the amended 2003 Plan, no more than an aggregate of 12,000,000 shares are available for issuance as restricted stock awards.

Our 1997 Incentive Stock Plan (1997 Plan) permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to employees and contract employees. Under the terms of the plan, 64,000,000 shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards. This authorization for issuance under the 1997 Plan terminated on April 30, 2007.

Shares issued as a result of stock option exercise or conversion of stock unit awards will be funded out of treasury shares except to the extent there are insufficient treasury shares in which case new shares will be issued. We believe we currently have adequate treasury shares to meet any requirements to issue shares during 2008.

Share-based plans expense is primarily included in general and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit follow:

Years ended December 31,	2007	2006	2005
Performance Shares	$94	$473	$723
Stock options, other	115	173	234
ShareValue Trust	78	97	79
Share-based plans expense	$287	$743	$1,036

Income tax benefit	$118	$291	$332

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

Additionally, prior to the adoption of SFAS No. 123R, we amortized compensation cost for share-based awards over the stated vesting period for retirement eligible employees and, if an employee retired before the end of the vesting period, we recognized any remaining unrecognized compensation cost at the date of retirement. As a result of adopting SFAS No. 123R, for all share-based awards granted after January 1, 2005, we recognize compensation cost for retirement eligible employees over the greater of one year from the date of grant or the period from the date of grant to the employee’s retirement eligibility date (non-substantive vesting approach). Had we also applied the non-substantive vesting approach to awards granted prior to 2005, compensation expense would have been $6, $50 and $96 lower for the years ended December 31, 2007, 2006 and 2005.

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

Performance Shares activity for the year ended December 31, 2007 is as follows:

(Shares in thousands)	Shares
Number of Performance Shares:
Outstanding at beginning of year	4,020
Transferred[1]	2,621
Dividend	32
Converted or deferred	(5,929)
Forfeited	(13)
Outstanding at end of year	731
Outstanding at end of year not contingent on future employment	333

[1]	Represents shares for awards greater than 100%

The following table provides additional information regarding potentially convertible and converted or deferred Performance Shares.

(Shares in thousands)

Grant Date	Expiration Date	Weighted Average Grant Date Fair Value	Cumulative Vested at December 31	Shares Convertible at December 31,		Shares Converted or Deferred During		Total Market Value of Converted or Deferred Shares
			2007	2007	2006	2007	2006	2007	2006
2/24/2003	2/24/2008	$30.27	125%
2/23/2004	2/23/2009	43.53	125%			2,621	6,003	$256	$496
2/28/2005	2/28/2010	33.05	90%	731	4,020	3,308	3,280	328	276

The above tables do not include the maximum number of shares contingently issuable under the Plans. Additional shares of 1,803,412 could be transferred in and converted or deferred if Performance Share vestings exceed 100%. Additionally, future deferred vestings that are eligible for the 25% matching contribution could result in the issuance of an additional 506,763 shares.

For years ended December 31, 2007, 2006 and 2005, we recorded $54, $120 and $124, respectively, to accelerate the amortization of compensation cost for those Performance Shares converted to common stock or deferred as stock or cash at the employees’ election.

As discussed above, Performance Shares granted in 2005 were measured on the date of grant using a Monte Carlo model. Additionally, we began to remeasure certain Performance Shares that have a cash settlement feature as liability awards beginning September 30, 2005. Liability awards vesting and transferred into deferred compensation plans totaled $48, $98 and $9 for the years ended December 31, 2007, 2006 and 2005. The key assumptions used for valuing Performance Shares in 2006 and 2005 follow:

Grant Year	Measurement Date	Weighted Average Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Stock Beta
2007 valuation assumptions
2005	12/31/2007	21.5%	1.5%	3.31%	0.91
2006 valuation assumptions
2002-2005	12/31/2006	21.5%	1.5%	4.62-4.83%	1.12
2005 valuation assumptions
2001-2005	12/31/2005	23.0%	1.6%	4.38-4.43%	0.98
2005	2/28/2005	27.8%	1.9%	4.00%	1.03

Weighted average expected volatility is based on recent volatility levels implied by actively traded option contracts on our common stock and the historical volatility levels on our common stock. Expected dividend yield is based on historical dividend payments. Risk free interest rate reflects the yield on the zero coupon U.S. Treasury based on the Performance Shares’ remaining contractual term. Stock beta is a measure of how our stock price moves relative to the stock market as a whole. The fair value of the 2005 Performance Shares is amortized over the expected term of each award. The expected term of 1 to 4 years for each award granted is derived from the output of the valuation model and represents the median time required to satisfy the conditions of the award, adjusted for the effect of retiree eligible participants. Each price growth target has a different expected term, resulting in the range of values provided.

At December 31, 2007, there was $22 of unrecognized compensation cost related to the Performance Share plan which is expected to be recognized over a weighted average period of 0.1 years. In connection with Performance Shares that have not met the market conditions, we reclassified $288 from Additional paid-in capital to Other liabilities and recognized a cumulative adjustment to General and administrative expense of $88 during 2005. Additionally, effective December 31, 2005, we modified our deferred stock compensation plan to require all Performance Shares that were unvested and deferred as stock units to be settled in stock.

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

On February 26, 2007 and February 27, 2006, we granted to our executives 5,334,700 and 6,361,100 options with an exercise price equal to the fair market value of our stock on the date of grant. The stock options vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. The options expire 10 years after the date of grant. If an executive terminates employment for any reason, the non-vested portion of the stock option will not vest and all rights to the non-vested portion will terminate completely. Stock options granted during 2005 were not material.

The activity of stock options issued to directors, officers, and other employees for the year ended December 31, 2007 is as follows:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at beginning of year	15,482	$56.22
Granted	5,342	89.66
Exercised	(4,291)	49.35
Forfeited	(663)	80.25
Expired	(30)	53.14
Outstanding at end of year	15,840	$68.36	6.84	$314
Exercisable at end of year	6,700	$52.19	4.34	$236

The total intrinsic value of options exercised was $192, $216 and $170 during the years ended December 31, 2007, 2006 and 2005, respectively. Cash received from options exercised for the years ended December 31, 2007, 2006 and 2005 was $209, $294 and $348 with a related tax benefit of $65, $52 and $59, respectively, derived from the compensation deductions resulting from these option exercises. At December 31, 2007, there was $125 of total unrecognized compensation cost related to the Stock Option plan which is expected to be recognized over a weighted average period of 1.8 years. The total fair value of stock options vested during the year ended December 31, 2007 was $43.

The fair value of stock-based compensation awards granted prior to 2006 were estimated using a binomial option-pricing model and the 2007 and 2006 awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value
2007	2/26/07	6 years	28.4%	1.7%	4.62%	$27.31
2006	2/27/06	6 years	29.5%	1.8%	4.64%	23.00
2005	8/23/05	9 years	29%	1.5%	4.2%	25.01

For the stock option grants issued in 2007 and 2006, the expected volatility is based on a combination of our historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on our common stock. We determined the expected term of the 2007 and 2006 stock option grants to be 6 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 107, Valuation of Share-Based Payment Arrangements for Public Companies. We used the “simplified” method since we changed the vesting terms, tax treatment and the recipients of our stock options beginning in 2006 such that we believe our historical data no longer provides a reasonable basis upon which to estimate expected term.

Other stock unit awards

The total number of other stock unit awards that are convertible either to common stock or cash equivalents and are not contingent upon stock price were 1,997,763, 1,871,559 and 2,037,438 at December 31, 2007, 2006 and 2005, respectively.

Liability award payments relating to Boeing Stock Units totaled $40, $57 and $32 for the years ended December 31, 2007, 2006 and 2005, respectively.

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds our common stock, receives dividends, and distributes to employees the appreciation in value above a 3% per annum threshold rate of return at the end of each period. The total compensation expense to be recognized over the life of the trust was determined using a binomial option-pricing model and was not affected by adoption of SFAS No.123R.

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

An initial investment value is established for each investment period based on the lesser of either (1) fair market value of the fund or (2) the prior ending balance of that fund. This amount is then compounded by the 3% per annum to determine the threshold amount that must be met for that investment period. At the end of the investment period, the value of the investment in excess of the threshold amount will result in a distribution to participants. A distribution is proportionally distributed in the ratio each participant’s number of months of participation which relates to the total number of months earned by all participants in the investment period. At December 31, 2007, the Trust held 31,362,850 shares of our common stock in the two funds.

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

If on June 30, 2008, the market value of fund 2 exceeds $1,028, the amount in excess of the threshold will be distributed to employees in shares of common stock. Similarly, if on June 30, 2010, the market value of fund 1 exceeds $1,130, the amount in excess of the threshold will be distributed to employees in shares of common stock. As of December 31, 2007 the market values of Fund 1 and 2 were $1,094 and $1,658.

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to Additional paid-in capital. At December 31, 2007, there was $180 of total unrecognized compensation cost related to the ShareValue Trust which is expected to be recognized over a period of 2.5 years.

Other Compensation Arrangements

Performance Awards

Performance Awards are cash units that payout based on the achievement of long-term financial goals at the end of a three-year period. Each unit has an initial value of $100 dollars. The amount payable at the end of the three-year performance period may be anywhere from zero to $200 dollars per unit, depending on the Company’s performance against plan for a three-year period. The Compensation Committee has the discretion to pay these awards in cash, stock, or a combination of both after the three-year performance period. Compensation expense, based on the estimated performance payout, is recognized ratably over the performance period.

During the first quarter of 2006, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for the three-year period ending December 31, 2008. The minimum amount is zero and the maximum amount we could be required to payout for the 2006 Performance Awards is $252.

During the first quarter of 2007, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for the three-year period ending December 31, 2009. The minimum amount is zero and the maximum amount we could be required to payout for the 2007 Performance Awards is $282.

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

Total expense related to deferred stock compensation was $51, $210 and $149 in 2007, 2006, and 2005, respectively. Additionally, for employees who elected to defer their compensation in stock units prior to January 1, 2006, the Company matched 25% of the deferral with additional stock units. Upon retirement, the 25% match is settled in cash or stock; however, effective January 1, 2006 all matching contributions are settled in stock. This modification resulted in no incremental compensation. As of December 31, 2007 and 2006, the deferred compensation liability which is being marked to market was $1,415 and $1,505.

Note 17 – Shareholders’ Equity

On August 28, 2006, our Board of Directors approved the repurchase of $3,000 of common stock (the 2006 Program). On October 29, 2007, the Board approved a new repurchase plan (the 2007 Program) for up to $7,000 of common stock that commenced following the completion of the 2006 Program. Unless terminated earlier by a Board resolution, the 2007 Program will expire when we have used all authorized funds for repurchase. At December 31, 2007 $6,597 in shares may still be purchased under the 2007 Program.

As of December 31, 2007 and 2006, there were 1,200,000,000 common shared authorized. Twenty million shares of authorized preferred stock remain unissued.

Changes in Share Balances

The following table shows changes in each class of shares:

	Common Stock	Treasury Stock	ShareValue Trust
Balance January 1, 2005	1,011,870,159	179,686,231	38,982,205
Issued	391,000	(12,812,111)
Acquired		45,217,300	611,258
Payout
Balance December 31, 2005	1,012,261,159	212,091,420	39,593,463
Issued		(13,502,823)
Acquired		24,933,579	524,563
Payout			(9,215,000)
Balance December 31, 2006	1,012,261,159	223,522,176	30,903,026
Issued		(8,300,606)
Acquired		28,995,600	459,824
Payout
Balance December 31, 2007	1,012,261,159	244,217,170	31,362,850

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss were as follows:

	December 31, 2007	December 31, 2006
Foreign currency translation adjustments	$244	$157
Unrealized gains/(losses) on certain investments, net of reclassification adjustments	16	(3)
Unrealized gains on derivative instruments, net of reclassification adjustments	92	18
Pension and postretirement adjustments	(4,948)	(8,389)
Accumulated other comprehensive loss	$(4,596)	$(8,217)

Note 18 – Derivative Financial Instruments

Cash flow hedges

Our cash flow hedges include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, foreign currency option contracts and commodity purchase contracts. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. We use foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions up to 2021. We use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through 2011.

For the years ended December 31, 2007, 2006, and 2005, gains of $24, $24, and $3, respectively, (net of tax) were reclassified to cost of products and services from Accumulated other comprehensive loss. In 2006, additional gains of $12 were reclassified from Accumulated other comprehensive loss to Other income, net, as a result of discontinuance of cash flow hedge designation based on the probability that the original forecasted transactions will not occur by the end of the originally specified time period. Such reclassifications were not significant for the years ended December 31, 2007 and 2005. Ineffectiveness for cash flow hedges was insignificant for the years ended December 31, 2007, 2006 and 2005.

At December 31, 2007 and 2006, net gains of $92 and $18 (net of tax) were recorded in Accumulated other comprehensive loss associated with our cash flow hedging transactions. Based on our current portfolio of cash flow hedges, we expect to reclassify to cost of products and services a gain of $64 (net of tax) during 2008.

Fair value hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in Interest and debt expense. Ineffectiveness related to the interest rate swaps was insignificant for the years ended December 31, 2007, 2006 and 2005.

For the years ended December 31, 2007, 2006 and 2005, $5, $8, and $12 of gains related to the basis adjustment of certain terminated interest rate swaps were amortized to earnings.

Derivative financial instruments not receiving hedge accounting treatment

We also hold certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, and foreign currency forward contracts. The changes in fair value of these instruments are recorded in Other income, net. For the years ended December 31, 2007, 2006 and 2005, these non-hedging instruments resulted in net (losses)/gain of ($47), ($6), and $11, respectively.

Note 19 – Significant Group Concentrations of Risk

Credit risk

Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. government. Of the $12,845 in Accounts receivable, net and Customer financing, net included in the Consolidated Statements of Financial Position as of December 31, 2007, $6,927 related to commercial aircraft customers ($324 of Accounts receivable and $6,603 of Customer financing) and $2,969 related to the U.S. government. Of the $6,603 of aircraft customer financing, $5,991 related to customers we believe have less than investment-grade credit. AirTran Airways, American Airlines and Midwest Airlines, Inc. were associated with 23%, 9% and 9%, respectively, of our aircraft financing portfolio. Financing for aircraft is collateralized by security in the related asset. As of December 31, 2007, there was $8,350 of financing commitments related to aircraft on order including options and proposed as part of sales campaigns described in Note 13, of which $6,074 related to customers we believe have less than investment-grade credit.

Other risk

As of December 31, 2007, approximately 38% of our employees were represented by collective bargaining agreements and approximately 32% of employees were represented by agreements expiring during 2008.

Note 20 – Disclosures about Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments were as follows at December 31:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Accounts receivable	$5,740	$5,629	$5,285	$4,876
Accounts payable	5,714	5,714	5,643	5,356
Debt, excluding capital lease obligations	8,129	8,865	9,395	10,297
Notes receivable	885	937	1,823	1,823
Residual value and credit guarantees	207	72	210	113
Contingent repurchase commitments	7	46	7	91

The fair values of the Accounts receivable and Accounts payable is based on current market rates for loans of the same risk and maturities. The fair value of our debt is based on current market rates for debt of the same risk and maturities. The estimated fair value of our Other liabilities balance at December 31, 2007 and 2006 approximates its carrying value.

Items not included in the above disclosures are cash, cash equivalents and investments. The estimated fair value of those items approximate their carrying value at December 31, 2007 and 2006 as reflected in Note 10. The estimated fair value of our Investments at December 31, 2007 and 2006 approximate the carrying value. With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments because there is not a market for such future commitments.

Note 21 – Legal Proceedings

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the U.S. Navy’s default termination, to assert its rights to convert the termination to one “for the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2007, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to that court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We believe that the ruling raises serious issues for appeal, and on May 4, 2007 we filed a Notice of Appeal which we are now pursuing in the Court of Appeals for the Federal Circuit. This follows an earlier trial court decision in favor of the Team and reversal of that initial decision on appeal.

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,350). In that event, our loss would total approximately $1,621 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,087, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2007. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government.

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

In addition, on March 2, 2006, we were served with a complaint filed in the U.S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit Aerospace near the time of our sale of the Wichita facility were tainted by age discrimination and violated ERISA. The case is brought as a class action on behalf of individuals not hired by Spirit. We are indemnified by Spirit for all claims relating to the 2005 sales transaction pursuant to the terms of the asset purchase agreement with Spirit. Spirit has not agreed to indemnify us for one claim, which alleges that layoffs in Wichita from 2002 – 2005 were part of an overall scheme to eliminate older workers and reduce the cost of benefits.

A second alleged class action involving our sale of the Wichita facility to Spirit was filed on February 21, 2007, in the U.S. District Court for the District of Kansas. The case is also brought under ERISA, and, in general, claims that we have not properly provided benefits to certain categories of former employees affected by the sale. Plaintiffs have been exhausting their administrative remedies by making appeals to our benefits committee; that phase of the case has been completed, and it is expected that the case will move into the early stages of discovery.

On September 13, 2006, two UAW Local 1069 retirees filed a class action lawsuit in the Middle District of Tennessee alleging that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the Labor-Management Relations Act and §502(a)(1)(B) of ERISA. On September 15, 2006, we filed a lawsuit in the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a declaratory judgment confirming that the Company has the legal right to make changes to these medical benefits. On June 4, 2007, the Middle District of Tennessee ordered that its case be transferred to the Northern District of Illinois. The two cases were consolidated on September 24, 2007. The UAW filed a Motion to file a Second Amended Complaint on October 26, 2007 in which it sought to drop the retirees’ claim for vested lifetime benefits based on successive collective bargaining agreements and instead allege that the current collective bargaining agreement is the sole alleged source of rights to retiree medical benefits. We opposed the motion. On January 17, 2008, the court granted the motion to amend the complaint on the condition that the lifetime retiree benefits claims are to be dismissed with prejudice. The plaintiff’s counsel is now considering whether to accept the condition or withdraw the amended complaint. In addition, both parties filed Motions for Class Certification on November 16, 2007. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the VIP Plan), alleged that fees and expenses incurred by the VIP Plan were and are unreasonable and excessive, not incurred solely for the benefit of the VIP Plan and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs have filed a motion to certify the class, which we have opposed. On September 10, 2007, the court issued an order staying class certification pending resolution by the U.S. Court of Appeals for the Seventh Circuit of Lively v. Dynegy, Inc. On December 14, 2007, the court granted plaintiffs leave to file an amended complaint, which complaint added our Employee Benefits Investment Committee as a defendant and included new allegations regarding alleged breach of fiduciary duty. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

BSSI/ICO litigation

On August 16, 2004, Boeing Satellite Systems International, Inc. (BSSI) filed a complaint for declaratory relief against ICO Global Communications (Operations), Ltd. (ICO) in Los Angeles County Superior Court. BSSI’s suit seeks a declaration that ICO’s prior termination of two contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, economic duress, fraud, unfair competition, and other claims. ICO added us as a defendant in October 2005 to some of these claims and also sued us for interference with contract and misappropriation of trade secrets. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (ICO Holdings), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. In its claims, ICO seeks to recover damages significantly in excess of the $2,400 contract price. More specifically, ICO seeks to recover all monies paid to BSSI and Boeing Launch Services; the costs it incurred in shutting down certain aspects of its business; substantial damages for alleged diminution in the value of its business; and other unspecified damages and relief. We believe that we have defenses to ICO’s causes of action and damage claims and are pursuing our own claims. Trial is set for April 2008.

BSSI/Thuraya litigation

On September 10, 2004, a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce (ICC) against BSSI. The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a model 702 satellite that experienced power loss anomalies. The arbitration hearing has been scheduled for April 2008 and the arbitration decision is expected to be issued later in 2008. The claimants seek approximately $199 (plus claims of interest, costs and fees) consisting of insurance payments made to Thuraya, and they further reserved the right to seek an additional $38 that has been in dispute between Thuraya and some insurers and was reportedly recently resolved. Thuraya has reserved its rights to seek uninsured losses that could increase the total amount disputed to $365. We believe these claims lack merit and intend to vigorously defend against them.

We have insurance coverage to respond to this arbitration request and have notified responsible insurers. On May 26, 2006, a group of these insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under our insurance and reinsurance policies relating to the Thuraya ICC arbitration. We believe the insurers’ position lacks merit. On May 25, 2007, the court stayed further proceedings in the coverage action pending completion of the arbitration but insurers have appealed that order.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers seek over $385 in damages and $10 in lost profits. We believe that the claims asserted by Telesat and its insurers lack merit but have nonetheless notified our insurance carriers of the demand.

On April 26, 2007, a group of our insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under our insurance and reinsurance policies relating to the threatened Telesat Anik F1 arbitration. We believe the insurers’ position lacks merit and intend to vigorously litigate the coverage issue.

BSSI/Superbird-6 litigation

On December 1, 2006, BSSI was served with an arbitration demand in subrogation brought by insurers for Space Communications Corporation alleging breach of warranty, breach of contract and gross negligence relating to the Superbird-6 communications satellite, which suffered a low perigee event shortly after launch in April 2004. The low orbit allegedly damaged the satellite, and a subsequent decision to de-orbit the satellite was made less than 12 months after launch. The model 601 satellite was manufactured by BSSI and delivered for launch by International Launch Services on an Atlas launch vehicle. The insurers seek to recover in excess of $240 from BSSI. We believe the insurers’ claims lack merit and intend to vigorously defend against them. The arbitration hearing is scheduled to begin in October 2008.

Note 22 – Segment Information

We operate in five principal segments: Commercial Airplanes; Precision Engagement and Mobility Systems, Network and Space Systems, and Support Systems, collectively IDS; and BCC. All other activities fall within the Other segment, principally made up of Engineering, Operations and Technology, Connexion by BoeingSM and our Shared Services Group. On August 17, 2006, we announced that we would exit the Connexion by BoeingSM high speed broadband communications business having completed a detailed business and market analysis. See Note 7. See page 52 for Summary of Business Segment Data, which is an integral part of this note.

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

Our Precision Engagement and Mobility Systems segment programs include AH-64 Apache, CH-47 Chinook, C-17, EA-18G, F/A-18E/F, F-15, F-22, Joint Direct Attack Munition, P-8A Poseidon, Small Diameter Bomb, V-22 Osprey, 737 Airborne Early Warning and Control, and 767 Tanker.

Our Network and Space Systems segment programs include Future Combat Systems, Joint Tactical Radio System, and Family of Beyond Line-of-Sight Terminals, which are helping our military customers network enable their operations; Future Rapid Effects Systems and SBInet, which provide integrated intelligence and security solutions; launch exploration and satellite products and services including the Space Shuttle, International Space Station, Ares, and Delta launch services; and missile defense programs including Ground-based Midcourse Defense and Airborne Laser. Also included are military satellite programs and Proprietary programs.

Our Support Systems segment programs include Integrated Logistics (AH-64 Apache, C-17, CH-47 Chinook, E-6, F/A-18), Maintenance, Modifications and Upgrades (B-52, C-130 Avionics Modernization Program, KC-10, KC-135, T-38), and Training Systems and Services (AH-64 Apache, C-17, F/A-18, F-15, T-45).

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

While our principal operations are in the United States, Canada, and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues by geographic area consisted of the following:

Years ended December 31,	2007	2006	2005
Asia, other than China	$11,104	$8,672	$5,077
China	2,853	2,659	3,154
Europe	6,296	5,445	3,312
Middle East	1,891	1,991	477
Oceania	1,057	1,206	1,283
Africa	751	967	961
Canada	1,653	660	748
Latin America, Caribbean and other	1,446	1,431	629
	27,051	23,031	15,641
United States	39,336	38,499	37,980
Total revenues	$66,387	$61,530	$53,621

Commercial Airplanes segment revenues were approximately 79%, 73% and 76% of total revenues in Europe and approximately 87%, 80% and 80% of total revenues in Asia, excluding China, for 2007, 2006 and 2005, respectively. IDS revenues were approximately 16%, 22% and 20% of total revenues in Europe and approximately 12%, 20% and 19% of total revenues in Asia, excluding China, for 2007, 2006 and 2005 respectively. IDS revenues from the U.S. government represented 42%, 46% and 51% of consolidated revenues for 2007, 2006 and 2005. Approximately 13% of operating assets are located outside the United States.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

Research and development expense

Years ended December 31,	2007	2006	2005
Commercial Airplanes	$2,962	$2,390	$1,302
Integrated Defense Systems:
Precision Engagement and Mobility Systems	447	392	432
Network and Space Systems	300	301	334
Support Systems	104	98	89
Total Integrated Defense Systems*	851	791	855
Other	37	76	48
	$3,850	$3,257	$2,205

*	Includes bid and proposal costs of $306, $227, and $210, respectively.

Depreciation and amortization

Years ended December 31,	2007	2006	2005
Commercial Airplanes	$318	$263	$396
Integrated Defense Systems:
Precision Engagement and Mobility Systems	126	141	161
Network and Space Systems	176	231	283
Support Systems	60	38	24
Total Integrated Defense Systems	362	410	468
Boeing Capital Corporation	222	247	257
Other	32	60	40
Unallocated	551	579	365
	$1,485	$1,559	$1,526

We recorded earnings from operations associated with our equity method investments of $100, $50, and $0 in our Commercial Airplanes segment and $87, $96, and $88 primarily in our N&SS segment for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Intersegment revenues, eliminated in Accounting differences/eliminations are shown in the following table.

Years ended December 31,	2007	2006	2005
Commercial Airplanes	$390	$826	$640
Boeing Capital Corporation	103	131	57
Other	2	5	3
Total	$495	$962	$700

Unallocated expense

Unallocated expense includes costs not attributable to business segments. Unallocated expense also includes the impact of cost measurement differences between generally accepted accounting principles in the United States of America and federal cost accounting standards as well as intercompany profit eliminations. The most significant items not allocated to segments are shown in the following table.

Years ended December 31,	2007	2006	2005
Share-based plans	$(233)	$(680)	$(999)
Deferred compensation	(51)	(211)	(186)
Pension	(561)	(369)	(846)
Post-retirement	(125)	(103)	(5)
Capitalized interest	(53)	(48)	(47)
Other	(162)	(322)	(324)
Total	$(1,185)	$(1,733)	$(2,407)

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

Segment assets, liabilities, capital expenditures and backlog are summarized in the tables below.

Assets

As of December 31,	2007	2006	2005
Commercial Airplanes	$12,317	$10,296	$7,145
Integrated Defense Systems:
Precision Engagement and Mobility Systems	5,262	4,718	4,712
Network and Space Systems	6,982	7,232	8,975
Support Systems	3,037	2,721	1,900
Total Integrated Defense Systems	15,281	14,671	15,587
Boeing Capital Corporation	6,581	7,987	9,216
Other	2,504	6,923	6,501
Unallocated	22,303	11,917	21,547
	$58,986	$51,794	$59,996

Liabilities

As of December 31,	2007	2006	2005
Commercial Airplanes	$16,151	$13,109	$10,979
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,991	3,849	3,871
Network and Space Systems	1,312	1,563	2,985
Support Systems	1,496	1,397	1,037
Total Integrated Defense Systems	6,799	6,809	7,893
Boeing Capital Corporation	4,763	6,082	6,859
Other	204	368	385
Unallocated	22,065	20,687	22,821
	$49,982	$47,055	$48,937

Capital expenditures

Years ended December 31,	2007	2006	2005
Commercial Airplanes	$849	$838	$622
Integrated Defense Systems:
Precision Engagement and Mobility Systems	107	201	237
Network and Space Systems	75	70	174
Support Systems	39	38	30
Total Integrated Defense Systems	221	309	441
Boeing Capital Corporation
Other	5	58	65
Unallocated	656	476	419
	$1,731	$1,681	$1,547

Contractual backlog (unaudited)

As of December 31,	2007	2006	2005
Commercial Airplanes	$255,176	$174,276	$124,132
Integrated Defense Systems:
Precision Engagement and Mobility Systems	22,957	24,739	21,630
Network and Space Systems	9,167	7,838	6,324
Support Systems	9,664	9,714	8,551
Total Integrated Defense Systems	41,788	42,291	36,505
	$296,964	$216,567	$160,637

Quarterly Financial Data (Unaudited)

	2007				2006
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Revenues	$17,477	$16,517	$17,028	$15,365	$17,541	$14,739	$14,986	$14,264
Earnings/(loss) from continuing operations	1,516	1,499	1,506	1,309	1,152	951	(48)	959
Net earnings/(loss) from continuing operations	1,027	1,109	1,049	873	980	694	(160)	692
Net gain from discontinued operations	6	5	1	4	9
Net earnings/(loss)	1,033	1,114	1,050	877	989	694	(160)	692
Basic earnings/(loss) per share from continuing operations	1.38	1.46	1.38	1.14	1.29	0.90	(0.21)	0.90
Basic earnings/(loss) per share	1.39	1.47	1.38	1.15	1.30	0.90	(0.21)	0.90
Diluted earnings/(loss) per share from continuing operations	1.35	1.43	1.35	1.12	1.28	0.89	(0.21)	0.88
Diluted earnings/(loss) per share	1.36	1.44	1.35	1.13	1.29	0.89	(0.21)	0.88
Cash dividends paid per share	0.35	0.35	0.35	0.35	0.30	0.30	0.30	0.30
Market price:
High	107.15	107.83	101.45	92.24	92.05	84.06	89.58	79.50
Low	85.55	90.08	88.08	84.60	77.77	72.13	76.40	65.90
Quarter end	87.46	104.99	96.16	88.91	88.84	78.85	81.91	77.93

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which changed its method of accounting for pension and postretirement benefits as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 13, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 13, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 13, 2008

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the 2008 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Codes of Ethics.

We have adopted: (1) The Boeing Company Code of Ethical Business Conduct for the Board of Directors; (2) The Boeing Company Code of Conduct for Finance Employees which is applicable to our Chief Financial Officer (CFO), Controller and all finance employees; and (3) The Boeing Code of Conduct that applies to all employees, including our Chief Executive Officer (CEO), (collectively, the Codes of Conduct). The Codes of Conduct are posted on our website, www.boeing.com. We intend to disclose on our website any amendments to, or waivers of, the Codes of Conduct covering our CEO, CFO and/or Controller promptly following the date of such amendments or waivers. A copy of the Codes of Conduct may be obtained upon request, without charge, by contacting our Office of Internal Governance at 888-970-7171 or by writing to us at The Boeing Company, 100 N. Riverside, Chicago, IL, 60606, Attn: Senior Vice President, Office of Internal Governance. The information contained or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any reported filed with the SEC.

No family relationships exist among any of the executive officers, directors or director nominees.

A listing of and certain information about our executive officers as of February 8, 2008 is included in Item 4 of Part I, and that information is incorporated by reference herein.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Audit Committee” in the section entitled “Committee Membership” in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be included under the captions “Compensation of Executive Officers” and “Director Compensation” in the 2008 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be included under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More Than 5% Shareholders” in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information

We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2007:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders
Stock options	15,840,450	$68.36	35,962,310
Performance shares[1]	730,651
Deferred compensation	6,310,502
Other stock units	1,997,763
Equity compensation plans not approved by shareholders	None	None	None
Total[2]	24,879,366	$68.36	35,962,310

[1]

Excludes additional shares of 1,803,412 which could be transferred in and converted or deferred if Performance share vestings exceed 100% and additional shares of 506,763 which could be issued for future deferred vestings that are eligible for the 25% matching contribution.

[2]	Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance periods in 2009 and 2010.

For further information, refer to Note 16 to the Consolidated Financial Statements of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Transactions with Related Persons” in the 2008 Proxy Statement, and the information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Board Membership and Director Independence” in the 2008 Proxy Statement, and the information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Independent Auditors Fees Report” in the 2008 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	120

The auditors’ report with respect to the above-listed financial statement schedule appears on page 109 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

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

(i)

U.S. $1.0 Billion 364-Day Credit Agreement dated as of November 16, 2007, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders.

(ii)

U.S. $2.0 Billion Five-Year Credit Agreement dated as of November 16, 2007, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndicated agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders.

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

(vi)

Delta Inventory Supply Agreement, dated as of December 1, 2006 by and between United Launch Alliance L.L.C. and The Boeing Company. (Exhibit 10.(vi) to the Company’s Form 10-K for the year ended December 31, 2006 (File no. 001-00442))

•	Management Contracts and Compensatory Plans

(v)	1988 Stock Option Plan.

(a)	Plan, as amended on December 14, 1992. (Exhibit (10)(vii)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as “1992 Form 10-K”).)

(b)	Form of Notice of Terms of Stock Option Grant. (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)

(vi)	1992 Stock Option Plan for Nonemployee Directors.

(a)	Plan. (Exhibit (19) of the Company’s Form 10-Q for the quarter ended March 31, 1992.)

(b)	Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)

(vii)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008. (Exhibit (10)(iii) to the Company’s Current Report on Form 8-K dated October 28, 2007.)

(viii)	Supplemental Retirement Plan for Executives of The Boeing Company, as amended on March 22, 2003. (Exhibit (10)(vi) to the Company’s 2003 Form 10-K.)

(ix)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008. (Exhibit (10.1 to the Company’s Current Report on Form 8-K) dated October 28, 2007.)

(x)

Deferred Compensation Plan for Directors of The Boeing Company, as amended on January 1, 2008. (Exhibit (10)(ii) (Management Contracts) to the Company’s Current Report on Form 8-K dated October 28, 2007.)

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

(xii)

Incentive Compensation Plan for Employees of the Company and Subsidiaries, as amended and restated on January 1, 2008. (Exhibit (10.7) to the Company’s Current Report on Form 8-K dated October 28, 2007.)

(xiii)	1997 Incentive Stock Plan, as amended and restated on January 1, 2008. (Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 28, 2007.)

(xiv)	Executive Employment Agreement with W. James McNerney, Jr. dated June 29, 2005. (Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated July 6, 2005.)

(xv)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(ii) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xvi)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(iii) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xvii)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(iv) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xviii)	Restricted Stock Unit Grant Notice of terms, effective August 29, 2005. (Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 001-00442) dated September 2, 2005.)

(xix)	Compensation for Directors of The Boeing Company. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-00442) dated October 25, 2006.)

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

(xxiv)

2004 Variable Compensation Plan (formerly the 1999 Bonus and Retention Award Plan) as amended and restated effective January 1, 2008 (Exhibit 10.8 to the Company’s Current Report in Form 8-K (File No. 001-00442) dated October 28, 2007.)

(xxv)	Restricted Stock Unit Grant Agreement with James F. Albaugh, dated December 7, 1999. (Exhibit (10)(xix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

(xxvi)	The Boeing Company Executive Layoff Benefits Plan as amended and restated effective January 1, 2008. (Exhibit (10.9) to the Company’s Current Report on Form 8-K dated October 28, 2007.)

(xxvii)	The Boeing Company 2003 Incentive Stock Plan as Amended and Restated Effective January 1, 2008. (Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-00442 dated October 28, 2007.)

(xxviii)

Supplemental Executive Retirement Plan for Employees of the Boeing Company, as amended and restated on January 1, 2008. (Exhibit (10)(i) to the Company’s Current Report on Form 8-K (File No. 001-00442) dated December 10, 2007.)

(xxix)

The Boeing Company Elected Officer Annual Incentive Plan as amended and restated effective January 1, 2008. (Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated October 28, 2007.)

(xxx)	Supplemental Pension Agreement between The Boeing Company and J. Michael Luttig dated January 25, 2007 as amended on November 14, 2007.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics

(i)	The Boeing Company Code of Ethical Business Conduct for Member of the Board of Directors (www.boeing.com/corp_gov).

(ii)	The Boeing Company Code of Conduct for Finance Employees (www.boeing.com/corp_gov).

(iii)	The Boeing Company Code of Conduct (www.boeing.com/corp_gov).

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm in connection with filings on Form S-8 and on Form S-3 under the Securities Act of 1933.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Commercial Program Method of Accounting. (Exhibit (99)(i) to the 1997 Form 10-K.)

(ii)	Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

THE BOEING COMPANY

(Registrant)

By:	/S/ W. JAMES MCNERNEY, JR.	By:	/S/ JAMES A. BELL
	W. James McNerney, Jr. – Chairman, President and Chief Executive Officer		James A. Bell – Executive Vice President and Chief Financial Officer

By:	/S/ HARRY S. MCGEE III
Harry S. McGee III – Vice President Finance and Corporate Controller

Date: February 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ JOHN H. BIGGS John H. Biggs – Director	/S/ JAMES L. JONES James L. Jones – Director

/S/ JOHN E. BRYSON John E. Bryson – Director	/S/ EDWARD M. LIDDY Edward M. Liddy – Director

/S/ ARTHUR D. COLLINS Arthur D. Collins – Director	/S/ JOHN F. MCDONNELL John F. McDonnell – Director

/S/ LINDA Z. COOK Linda Z. Cook – Director	/S/ W. JAMES MCNERNEY, JR. W. James McNerney, Jr. – Director

/S/ WILLIAM M. DALEY William M. Daley – Director	/S/ ROZANNE L. RIDGWAY Rozanne L. Ridgway – Director

/S/ KENNETH M. DUBERSTEIN Kenneth M. Duberstein – Director	/S/ MIKE S. ZAFIROVSKI Mike S. Zafirovski – Director

SCHEDULE II – Valuation and Qualifying Accounts

The Boeing Company and Subsidiaries

Allowance for Customer Financing and Other Assets

(Deducted from assets to which they apply)

(Dollars in millions)

Customer Financing	2007	2006	2005
Balance at January 1	$254	$274	$403
Charged to costs and expenses		32	73
Deductions from reserves	(59)	(52)	(202)

Balance at December 31	$195	$254	$274

Other Assets	2007	2006	2005
Balance at January 1	$598	$536	$478
Charged to costs and expenses	63	62	58
Deductions from reserves	(1)

Balance at December 31	$660	$598	$536

EXHIBIT (12) – Computation of Ratio of Earnings to Fixed Charges

The Boeing Company and Subsidiaries

(Dollars in millions)

Years ended December 31,	2007	2006	2005	2004	2003
Earnings before federal taxes on income	$6,118	$3,194	$2,819	$1,960	$500
Fixed charges excluding capitalized interest	557	636	699	735	777
Amortization of previously capitalized interest	58	51	54	48	53
Net adjustment for earnings/loss from affiliates	(28)	(12)	(9)	27	103
Earnings available for fixed charges	$6,705	$3,869	$3,563	$2,770	$1,433

Fixed charges:
Interest and debt expense(1)	$491	$593	$653	$685	$716
Interest capitalized during the period	117	110	84	71	72
Rentals deemed representative of an interest factor	66	43	46	50	61
Total fixed charges	$674	$746	$783	$806	$849

Ratio of earnings to fixed charges	9.9	5.2	4.6	3.4	1.7

(1)	Amount does not include tax-related interest expense which is reported as a component of Income tax expense in our Consolidated Statements of Operations.