Form 10-Q
period 2008-03-31
BOEING CO
filed 2008-04-23
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 18, 2008, there were 751,452,724 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 32 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2008	2007
Sales of products	$13,688	$13,229
Sales of services	2,302	2,136

Total revenues	15,990	15,365

Cost of products	(10,788)	(10,431)
Cost of services	(1,755)	(1,756)
Boeing Capital Corporation interest expense	(62)	(79)

Total costs and expenses	(12,605)	(12,266)

	3,385	3,099
Income from operating investments, net	58	39
General and administrative expense	(775)	(828)
Research and development expense, net	(869)	(999)
Loss on dispositions/business shutdown, net		(2)

Earnings from operations	1,799	1,309
Other income, net	100	91
Interest and debt expense	(46)	(46)

Earnings before income taxes	1,853	1,354
Income tax expense	(647)	(481)

Net earnings from continuing operations	1,206	873
Net gain on disposal of discontinued operations, net of taxes of $3 and $3	5	4

Net earnings	$1,211	$877

Basic earnings per share from continuing operations	$1.63	$1.14
Net gain on disposal of discontinued operations, net of taxes	0.01	0.01

Basic earnings per share	$1.64	$1.15

Diluted earnings per share from continuing operations	$1.61	$1.12
Net gain on disposal of discontinued operations, net of taxes	0.01	0.01

Diluted earnings per share	$1.62	$1.13

Cash dividends paid per share	$0.40	$0.35

Weighted average diluted shares (millions)	747.4	777.4

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	March 31 2008	December 31 2007
Assets
Cash and cash equivalents	$7,707	$7,042
Short-term investments	1,881	2,266
Accounts receivable, net	5,784	5,740
Current portion of customer financing, net	226	328
Deferred income taxes	2,447	2,341
Inventories, net of advances and progress billings	10,156	9,563

Total current assets	28,201	27,280
Customer financing, net	6,699	6,777
Property, plant and equipment, net of accumulated depreciation of $12,131 and $11,915	8,376	8,265
Goodwill	3,135	3,081
Other acquired intangibles, net	2,236	2,093
Deferred income taxes	247	197
Investments	3,722	4,111
Pension plan assets, net	6,391	5,924
Other assets, net of accumulated amortization of $414 and $385	1,353	1,258

Total assets	$60,360	$58,986

Liabilities and shareholders’ equity
Accounts payable and other liabilities	$17,336	$16,676
Advances and billings in excess of related costs	13,961	13,847
Income taxes payable	587	253
Short-term debt and current portion of long-term debt	802	762

Total current liabilities	32,686	31,538
Deferred income taxes	1,470	1,190
Accrued retiree health care	7,123	7,007
Accrued pension plan liability, net	1,073	1,155
Non-current income taxes payable	1,123	1,121
Other long-term liabilities	391	516
Long-term debt	7,428	7,455
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 and 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,357	4,757
Treasury shares, at cost – 258,324,322 and 244,217,170	(16,006)	(14,842)
Retained earnings	22,409	21,376
Accumulated other comprehensive loss	(4,423)	(4,596)
ShareValue Trust shares – 31,523,665 and 31,362,850	(2,332)	(2,752)

Total shareholders’ equity	9,066	9,004

Total liabilities and shareholders’ equity	$60,360	$58,986

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2008	2007
Cash flows – operating activities:
Net earnings	$1,211	$877
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	45	48
Depreciation	322	319
Amortization of other acquired intangibles	40	37
Amortization of debt discount/premium and issuance costs	2	3
Customer financing valuation benefit	(6)	(33)
Gain on disposal of discontinued operations	(8)	(7)
Loss on dispositions/business shutdown, net		2
Other charges and credits, net	56	65
Excess tax benefits from share-based payment arrangements	(43)	(31)
Changes in assets and liabilities –
Accounts receivable	197	(231)
Inventories, net of advances and progress billings	(604)	(321)
Accounts payable and other liabilities	628	98
Advances and billings in excess of related costs	113	(330)
Income taxes receivable, payable and deferred	502	359
Other long-term liabilities	(127)	(3)
Pension and other postretirement plans	(419)	(231)
Customer financing, net	72	139
Other	(48)	(32)

Net cash provided by operating activities	1,933	728

Cash flows – investing activities:
Property, plant and equipment additions	(409)	(451)
Property, plant and equipment reductions	9
Acquisitions, net of cash acquired	(40)	(75)
Contributions to investments	(2,958)	(947)
Proceeds from investments	3,630	848
Other	(95)	(56)

Net cash provided/(used) by investing activities	137	(681)

Cash flows – financing activities:
New borrowings	5
Debt repayments	(32)	(817)
Stock options exercised, other	15	91
Excess tax benefits from share-based payment arrangements	43	31
Common shares repurchased	(1,158)	(360)
Dividends paid	(306)	(276)

Net cash used by financing activities	(1,433)	(1,331)

Effect of exchange rate changes on cash and cash equivalents	28	2

Net increase/(decrease) in cash and cash equivalents	665	(1,282)
Cash and cash equivalents at beginning of year	7,042	6,118

Cash and cash equivalents at end of period	$7,707	$4,836

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2007	$5,061	$4,655	($12,459)	($2,754)	$18,453	($8,217)	$4,739

Net earnings					4,074		4,074
Unrealized gain on derivative instruments, net of tax of ($58)						97	97
Unrealized gain on certain investments, net of tax of ($11)						17	17
Reclassification adjustment for gains realized in net earnings, net of tax of $13						(21)	(21)
Currency translation adjustment						87	87
Postretirement liability adjustment, net of tax of ($1,948)						3,441	3,441

Comprehensive income							7,695

Share-based compensation		287					287
ShareValue Trust activity		(2)		2
Tax benefit related to share-based plans		18					18
Excess tax pools		85					85
Treasury shares issued for stock options exercised, net		(32)	241				209
Treasury shares issued for other share-based plans, net		(254)	151				(103)
Treasury shares repurchased			(2,775)				(2,775)
Cash dividends declared ($1.45 per share)					(1,129)		(1,129)
Dividends related to Performance Share payout					(11)		(11)
FIN 48 transition amount					(11)		(11)

Balance December 31, 2007	$5,061	$4,757	($14,842)	($2,752)	$21,376	($4,596)	$9,004

Net earnings					1,211		1,211
Unrealized loss on derivative instruments, net of tax of $7						(11)	(11)
Unrealized loss on certain investments, net of tax of $4						(7)	(7)
Reclassification adjustment for losses realized in net earnings, net of tax of ($4)						6	6
Currency translation adjustment						69	69
Postretirement liability adjustment, net of tax of ($135)						24	24

Comprehensive income							1,292

Share-based compensation		58					58
ShareValue Trust activity		(420)		420
Excess tax pools		42					42
Treasury shares issued for stock options exercised, net		(3)	18				15
Treasury shares issued for other share-based plans, net		(77)	57				(20)
Treasury shares repurchased			(1,239)				(1,239)
SFAS 158 transition amount, net of tax of $50					(178)	92	(86)

Balance March 31, 2008	$5,061	$4,357	($16,006)	($2,332)	$22,409	($4,423)	$9,066

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2008	2007
Revenues:
Commercial Airplanes	$8,161	$7,555
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,256	3,327
Network and Space Systems	2,693	2,778
Support Systems	1,626	1,612

Total Integrated Defense Systems	7,575	7,717
Boeing Capital Corporation	185	213
Other	75	76
Accounting differences/eliminations	(6)	(196)

Total revenues	$15,990	$15,365

Earnings from operations:
Commercial Airplanes	$983	$706
Integrated Defense Systems:
Precision Engagement and Mobility Systems	389	433
Network and Space Systems	267	148
Support Systems	204	203

Total Integrated Defense Systems	860	784
Boeing Capital Corporation	61	73
Other	(50)	(55)
Unallocated expense	(55)	(199)

Earnings from operations	1,799	1,309
Other income, net	100	91
Interest and debt expense	(46)	(46)

Earnings before income taxes	1,853	1,354
Income tax expense	(647)	(481)

Net earnings from continuing operations	1,206	873
Net gain on disposal of discontinued operations, net of taxes of $3 and $3	5	4

Net earnings	$1,211	$877

Research and development expense:
Commercial Airplanes	$633	$788
Integrated Defense Systems:
Precision Engagement and Mobility Systems	126	111
Network and Space Systems	76	70
Support Systems	33	24

Total Integrated Defense Systems	235	205
Other	1	6

Total research and development expense	$869	$999

This information is an integral part of the Notes to Condensed Consolidated Financial Statements. See Note 11 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2008, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2007 Annual Report on Form 10-K. Certain business segment data has been reclassified to conform to the current period’s presentation. See Note 11.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share are as follows:

(Shares in millions)	Three months ended March 31
	2008	2007
Weighted average shares outstanding	729.8	757.1
Participating securities	8.2	8.3

Basic weighted average shares outstanding	738.0	765.4
Dilutive potential common shares	9.4	12.0

Diluted weighted average shares outstanding	747.4	777.4

Basic earnings per share is calculated by the sum of (1) net earnings less declared dividends divided by the basic weighted average shares outstanding and (2) declared dividends divided by the weighted average shares outstanding.

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

(Shares in millions)	Three months ended March 31
	2008	2007
Stock options	8.2	2.7
Stock units	0.1
Performance Shares	0.7	4.0
Performance Awards	4.1	3.0
ShareValue Trust	28.0	26.3

Note 3 – Income Taxes

The effective tax rates were 34.9% and 35.5% for the three months ended March 31, 2008 and 2007. The decrease in the effective tax rate as compared with the prior year was primarily due to nonrecurring 2007 income tax charges which were offset by U.S. research tax credit benefits that existed in 2007, but did not exist in 2008. The research tax credit reduced the 2007 tax rate by 2.4%

We have filed appeals with the Internal Revenue Service (IRS) for 1998-2003. The IRS examination for 2004-2006 began this quarter. We are also subject to examination in major state and international jurisdictions for the 2001-2007 tax years, for which no individually material unrecognized tax benefits exist. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

It is reasonably possible that within the next 12 months we will resolve some of the matters presently under consideration at appeals for 1998-2003 with the IRS which may increase or decrease unrecognized tax benefits for these open tax years. Settlement of those unrecognized tax benefits that affect the effective tax rate could increase earnings in an amount ranging from $0 to $250 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Note 4 – Inventories

Inventories consisted of the following:

	March 31 2008	December 31 2007
Long-term contracts in progress	$13,641	$13,159
Commercial aircraft programs[1]	13,468	11,710
Commercial spare parts, used aircraft, general stock materials and other	3,067	3,401

	30,176	28,270
Less advances and progress billings	(20,020)	(18,707)

	$10,156	$9,563

[1]	Includes deferred production costs and unamortized tooling related to the 777 program of $1,114 and $268 as of March 31, 2008 and $1,043 and $256 as of December 31, 2007.

Delta launch program inventories that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021 are included in long-term contracts in progress inventories. At December 31, 2006, the inventory balance was $1,860. No sales have occurred through March 31, 2008. As part of its integration ULA is continuing to assess the future of the Delta II program. Future decisions regarding the Delta II program could reduce our earnings by up to $110. See Note 5.

Inventories included $234 subject to claims or other uncertainties relating to the A-12 program as of March 31, 2008 and December 31, 2007. See Note 9.

Note 5 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, primarily in the form of guarantees.

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

As of March 31, 2008	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,296	$4,289	$7
Indemnifications to ULA**	1,280		7
Residual value guarantees	103	96	16
Credit guarantees related to the Sea Launch venture	457	274	183
Other credit guarantees	41	28	2
Performance guarantees	48	20

As of December 31, 2007	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,284	$4,275	$7
Indemnifications to ULA**	1,221		7
Residual value guarantees	103	96	16
Credit guarantees related to the Sea Launch venture	457	274	183
Other credit guarantees	43	14	1
Performance guarantees	48	20

*	Amounts included in Accounts payable and other liabilities

**	Amount includes indemnification payments related to contributed Delta launch program inventory of $917 plus indemnification payments of $348 and $289 related to the pricing of certain contracts, and $15 related to miscellaneous Delta vendor contracts at March 31, 2008 and December 31, 2007.

Contingent Repurchase Commitments We have entered into contingent repurchase commitments with certain customers in conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft). Under these commitments, we agreed to repurchase the Sale Aircraft at a specified price, generally 10 years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft.

Indemnifications to ULA We agreed to indemnify ULA against potential losses that ULA may incur from certain contracts contributed by us. In the event ULA is unable to obtain certain additional contract pricing to which we believe ULA is entitled, we will be responsible for any shortfall and may record up to $383 in pre-tax losses. The term of the indemnification is tied to the resolution of this matter with the customer.

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

Residual Value Guarantees We have issued various residual value guarantees principally to facilitate the sale of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire within 1 to 10 years.

Credit Guarantees Related to the Sea Launch Venture We issued credit guarantees to creditors of the Sea Launch venture, of which we are a 40% partner, to assist the venture in obtaining financing. Under these credit guarantees, we are obligated to make payments to a guaranteed party in the event that Sea Launch does not make its loan payments. We have substantive guarantees from the other venture partners, who are obligated to reimburse us for their share (in proportion to their Sea Launch ownership percentages) of any guarantee payment we may make related to the Sea Launch obligations. These guarantees expire within the next 7 years. In addition, we continue to look at alternatives to address funding requirements for the venture.

Other Credit Guarantees We have issued credit guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. Current outstanding credit guarantees expire within the next 12 years.

Performance Guarantees We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees we would be required to make payments in the event a third-party fails to perform specified services. We have guarantees from the other venture partners who are obligated to reimburse us for a portion of any guarantee payments we may make related to the performance guarantee. Current performance guarantees expire within the next 9 years.

Other Indemnifications In conjunction with our sales of the Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and the sale of our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma in 2005, we provided indemnifications to the buyers relating to pre-closing environmental contamination and certain other items. The terms of the indemnifications are indefinite. As it is impossible to assess whether there will be damages in the future or the amounts thereof (if any), we cannot estimate the maximum potential amount of future payments under these guarantees. Therefore, no liability has been recorded.

Note 6 – Other Commitments and Contingencies

Environmental Matters

For the three months ended March 31, 2008 and 2007, the aggregate amounts of liabilities recorded relative to environmental matters were as follows:

	Environmental Liabilities*
	2008	2007
Beginning balance – January 1	$679	$583
Reductions for payments made	(14)	(13)
Changes in estimates	16	4
Ending balance – March 31	$681	$574

*	Amounts included in Accounts payable and other liabilities.

The liabilities recorded represent our best estimate of costs expected to be incurred to remediate, operate, and maintain sites over periods of up to 30 years. It is reasonably possible that we may incur additional charges because of regulatory complexities, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites based on our experience and existing laws and regulations. At March 31, 2008 and December 31, 2007 our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $1,191.

Product Warranties

The following table summarizes product warranty activity recorded during the three months ended March 31, 2008 and 2007.

	Product Warranty Liabilities*
	2008	2007
Beginning balance – January 1	$962	$761
Additions for current year deliveries	53	44
Reductions for payments made	(54)	(40)
Changes in estimates	(35)	30

Ending balance – March 31	$926	$795

*	Amounts included in Accounts payable and other liabilities.

Discontinued Operations and Business Shutdowns

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as certain events of default and repossession. As of March 31, 2008, our maximum exposure to loss associated with the loss sharing arrangement was $227. As of March 31, 2008 and December 31, 2007, the accrued liability under the loss sharing arrangement was $54 and $59.

During August 2006, we decided that we would exit the Connexion by Boeing high speed broadband communications business. We have not reached final settlements with all customers or suppliers. We do not believe the final settlements will have a material adverse effect on our earnings, cash flows and/or financial position.

Commercial Aircraft Commitments

In conjunction with signing a definitive agreement for the sale of new aircraft, we entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,059 and $924 as of March 31, 2008 and December 31, 2007. We anticipate that a significant portion of these commitments will not be exercised by customers. There were no probable contractual trade-in commitments as of March 31, 2008. Trade-in commitment agreements have expiration dates from 2010 through 2017.

C-17

As of March 31, 2008 we delivered 171 of the 190 C-17 aircraft ordered by the U.S. Air Force, with final deliveries scheduled for 2009. In June 2007, based upon continued bipartisan congressional support, including the House Armed Services Committee addition of $2.4 billion for 10 C-17 aircraft in their mark of the 2008 budget, and U.S. Air Force testimony to Congress reflecting interest in additional C-17 aircraft, we directed key suppliers to begin work on 10 aircraft beyond the 190 currently on order. As of March 31, 2008, inventory expenditures and potential termination liabilities to suppliers for work performed related to anticipated orders from the U.S. Air Force or other customers totaled approximately $240. In April 2008, we decided to authorize key suppliers to begin work on an additional 20 aircraft to support potential Fiscal Year 2008 (FY08) and Fiscal Year 2009 (FY09) orders. We accepted this risk of committing funds based on continued bipartisan congressional support for funding in FY08 as well as the inclusion of additional C-17 aircraft on the U.S. Air Force’s FY09 Unfunded Requirements List. Authorization of these additional 20 aircraft allows us to maintain the current C-17 production rate and to provide for cost-effective acquisition of C-17 aircraft in FY08 and FY09. In addition, we anticipate international orders for the C-17 during 2008. It is reasonably possible that we will decide in 2008 to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from the direction to key suppliers to begin working on an additional 30 aircraft.

Customer Financing Exposure and Commitments

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations were as follows:

	March 31 2008	December 31 2007
717 Aircraft ($711 and $719 accounted for as operating leases)*	$2,449	$2,472
757 Aircraft ($822 and $836 accounted for as operating leases)*	1,046	1,064
767 Aircraft ($193 and $196 accounted for as operating leases)	587	599
MD-11 Aircraft ($540 and $528 accounted for as operating leases)*	540	528
737 Aircraft ($479 and $485 accounted for as operating leases)	511	518
777 Aircraft ($0 accounted for as operating leases)	92	96

*	Out of production aircraft

As of March 31, 2008 and December 31, 2007, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $224 and $240. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of March 31, 2008 and December 31, 2007, Accounts payable and other liabilities included $33 and $42 attributable to adverse commitments under these lease arrangements.

Financing Commitments

Financing commitments totaled $7,491 and $8,350 as of March 31, 2008 and December 31, 2007. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers.

In connection with the formation of ULA, we and Lockheed Martin Corporation each committed to provide up to $25 in additional capital contributions and we each have agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements during the 5 year period following December 1, 2006. ULA did not request any funds under the line of credit as of March 31, 2008.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $5,310 and $4,973 as of March 31, 2008 and December 31, 2007.

Satellites

In 2007, a Sea Launch Zenit-3SL vehicle, carrying the New Skies Satellites B.V. (New Skies) NSS-8 satellite, experienced an anomaly during launch, which resulted in the total loss of the satellite. New Skies did not exercise its option to purchase a replacement satellite within the required option exercise period, but nevertheless has asserted that we anticipatorily breached the option contract. New Skies selected another company to build a replacement satellite. We do not expect New Skies’ assertion to materially impact our consolidated results of operations, financial position, or cash flows.

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

Note 7 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Pension		Other Postretirement Benefits
Three months ended March 31,	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$238	$238	$32	$34
Interest cost	704	670	114	118
Expected return on plan assets	(951)	(873)	(2)	(2)
Amortization of prior service costs	52	49	(23)	(22)
Recognized net actuarial loss	98	191	21	40

Net periodic benefit cost	$141	$275	$142	$168

Net periodic benefit cost included in Earnings from operations	$191	$252	$137	$158

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of the reporting period.

Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) will require us to measure plan assets and benefit obligations as of December 31 of each year. We previously performed this measurement at September 30 of each year. As a result of implementing the measurement date provisions of SFAS No. 158, we recorded an additional quarter of pension and other postretirement benefit (OPEB) cost as of January 1, 2008 as a

$178 decrease to Retained earnings and a $92 decrease to Accumulated other comprehensive loss, which resulted in a net decrease of $86 to Shareholders’ equity. The provisions of SFAS No. 158 do not permit retrospective application.

During the three months ended March 31, 2008 and 2007, we made discretionary pension contributions of $506 and $509. Additional pension contributions are possible in 2008. We expect to contribute approximately $15 to our OPEB plans in 2008. During the three months ended March 31, 2008 and 2007, we made contributions to our other postretirement benefit plans of $4 and $3.

Note 8 – Share-Based Compensation and Other Compensation Arrangements

Stock Options

On February 25, 2008, we granted to our executives 6,411,300 options with an exercise price equal to the fair market value of our stock on the date of grant. The stock options vest over a period of 3 years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. The options expire 10 years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Date	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Weighted- Average Grant Date Fair Value
2/25/2008	6 years	28.8%	1.67%	3.2%	$23.47

We determined the expected life of the 2008 stock option grant to be 6 years, calculated using the “simplified” method in accordance with the Securities and Exchange Commission Staff Accounting Bulleting 107, Valuation of Share-Based Payment Arrangements for Public Companies. We used the “simplified” method since we changed the vesting terms, tax treatment and the recipients of our stock options beginning in 2006 such that we believe our historical data no longer provides a reasonable basis upon which to estimate the expected life.

Performance Awards

On February 25, 2008, we also granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2010. The minimum amount is $0 and the maximum amount we could be required to payout for the 2008 Performance Awards is $311.

Note 9 – Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Many potentially significant legal proceedings are related to matters covered by our insurance. Potentially material contingencies are discussed below.

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

A-12 Litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2008, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to that court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We believe that the ruling raises serious issues for appeal, and on May 4, 2007 we filed a Notice of Appeal with the Court which we are now pursuing in the Court of Appeals for the Federal Circuit. This follows an earlier trial court decision in favor of the Team and reversal of that initial decision on appeal.

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,365). In that event, our loss would total approximately $1,629 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,093, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2008. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government.

Employment and Benefits Litigation

We are a defendant in two employment discrimination class actions. In the Williams class action, which was filed on June 8, 1998 in the U.S. District Court for the Western District of Washington (alleging race discrimination), we prevailed in a jury trial in December 2005, but plaintiffs appealed the pre-trial dismissal of compensation claims in November 2005. In the Calender class action, which was filed January 25, 2005 in the U.S. Northern District of Illinois (a spin-off from Williams alleging race discrimination), plaintiffs dropped their promotions claim on June 6, 2006, and put their compensation claims on hold pending the outcome of the Williams appeal. On February 27, 2008, the Ninth Circuit Court of Appeals ruled for Boeing on the Williams appeal which is expected to conclude both the Williams and Calender class actions.

On March 2, 2006, we were served with a complaint filed in the U.S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit Aerospace, Inc. (Spirit) near the time of Boeing’s sale of the Wichita facility were tainted by age discrimination and violated Employee Retirement Income Security Act (ERISA). The case is brought as a class action on behalf of individuals not hired by Spirit. We are indemnified by Spirit for all claims relating to the 2005 sales transaction pursuant to the terms of the asset purchase agreement with Spirit. Spirit has not agreed to indemnify us for one claim, which alleges that layoffs in Wichita from 2002 – 2005 were part of an overall scheme to eliminate older workers and reduce the cost of benefits. The majority of the non-indemnified claims (relating to the 2002-2005 layoffs) have been dismissed on summary judgment.

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

On September 13, 2006, two UAW Local 1069 retirees filed a class action lawsuit in the Middle District of Tennessee alleging that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the Labor-Management Relations Act and §502(a)(1)(B) of ERISA. On September 15, 2006, we filed a lawsuit in the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a declaratory judgment confirming that the Company has the legal right to make changes to these medical benefits. On June 4, 2007, the Middle District of Tennessee ordered that its case be transferred to the Northern District of Illinois. The two cases were consolidated on September 24, 2007. The UAW filed a Motion to file a Second Amended Complaint on October 26, 2007 in which it sought to drop the retirees’ claim for vested lifetime benefits based on successive collective bargaining agreements and instead allege that the current collective bargaining agreement is the sole alleged source of rights to retiree medical benefits. We opposed the motion. On January 17, 2008, the court granted the motion to amend the complaint on the condition that the lifetime retiree benefits claims are to be dismissed with prejudice. In addition, both parties filed Motions for Class Certification on November 16, 2007 and filed briefs on class certification on February 28, 2008. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

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

BSSI/ICO Litigation

On August 16, 2004, Boeing Satellite Systems International, Inc. (BSSI) filed a complaint for declaratory relief against ICO Global Communications (Operations), Ltd. (ICO) in Los Angeles County Superior Court. BSSI’s suit seeks a declaration that ICO’s prior termination of two contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-

complaint alleging breach of contract, economic duress, fraud, unfair competition, and other claims. ICO added us as a defendant in October 2005 to some of these claims and also sued us for interference with contract and misappropriation of trade secrets. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (ICO Holdings), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. In its claims, ICO seeks to recover damages significantly in excess of the $2,400 contract price. More specifically, ICO seeks to recover all monies paid to BSSI and Boeing Launch Services; the costs it incurred in shutting down certain aspects of its business; substantial damages for alleged diminution in the value of its business; and other unspecified damages and relief. We believe that we have defenses to ICO’s causes of action and damage claims and are pursuing our own claims. Trial is set for May 2008.

BSSI/Thuraya Litigation

On September 10, 2004, a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce (ICC) on a subrogated claim against BSSI. The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a model 702 satellite that experienced power loss anomalies. The arbitration hearing has been scheduled for April 2008 and the arbitration decision is expected to be issued later in 2008. The claimants seek approximately $219 (plus claims of interest, costs and fees) consisting of insurance payments made to Thuraya. Thuraya has reserved its rights to seek uninsured losses that could increase the total amount disputed to $365. We believe these claims lack merit and intend to vigorously defend against them.

We have insurance coverage to respond to this arbitration request and have notified responsible insurers. On May 26, 2006, a group of these insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligations under Boeing’s insurance and reinsurance policies relating to the Thuraya ICC arbitration. We believe the insurers’ position lacks merit. On May 25, 2007, the court issued an order staying further proceedings in the coverage action pending completion of the arbitration, which stay order has been appealed by the insurers.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers seek over $385 in damages and $10 in lost profits. BSSI has asserted a counterclaim against Telesat alleging that, in the event BSSI is found liable to insurers for up to $182, the damages should be borne by Telesat. BSSI has also asserted a counterclaim against Telesat for $6 in unpaid performance incentive payments. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand.

On April 26, 2007, a group of our insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under Boeing’s insurance and reinsurance policies relating to the Telesat Anik F1 arbitration. We believe the insurers’ position lacks merit and intend to vigorously litigate the coverage issue.

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

Note 10 – Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2008
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,723	$1,723
Available-for-sale investments: Debt:
Marketable securities	3,277	563	$2,714
Enhanced equipment trust certificate	6		6
Equity	12	12
Derivatives	175		175

Total	$5,193	$2,298	$2,895

		Fair Value Measurements at March 31, 2008
Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(23)		$(23)
Total	$(23)		$(23)

Marketable securities and equity investments are valued using a market approach based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets. The enhanced equipment trust certificate is valued using a market approach based on trading prices of similar instruments. Derivatives include foreign currency, commodity and interest rate contracts. Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the present value of the commodity index prices less the contract rate multiplied by the notional amount. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve.

For the three months ended March 31, 2008, impaired receivables with a carrying amount of $15 were written down to their fair value of $8, which was determined using observable inputs (Level 2). The fair value of impaired receivables is based on the market value for the related aircraft collateral.

Note 11 – Business Segment Data

Effective January 1, 2008, certain programs were realigned between Integrated Defense Systems segments and certain environmental remediation contracts (formerly included in Network and Space Systems) are included in the Other Segment. Certain intercompany items were also realigned between the Other Segment and Unallocated expense. Business segment data for all periods presented have been adjusted to reflect the realignment.

Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins. See page 5 for a Summary of Business Segment Data, which is an integral part of this note.

Intersegment revenues, eliminated in Accounting differences/eliminations, are shown in the following table.

	Three months ended March 31
	2008	2007
Commercial Airplanes	$267	$211
Boeing Capital Corporation	21	28
Other		2

Total	$288	$241

Unallocated expense includes costs not attributable to business segments. Unallocated expense also includes the impact of cost measurement differences between Generally Accepted Accounting Principles and federal cost accounting standards as well as intercompany profit eliminations. The most significant items not allocated to segments are shown in the following table.

	Three months ended March 31
Unallocated expense	2008	2007
Share-based plans	$(30)	$(36)
Deferred compensation	61	(10)
Pension	(67)	(130)
Postretirement	(20)	(32)
Capitalized interest	(13)	(9)
Other	14	18

Total	$(55)	$(199)

Assets	March 31 2008	December 31 2007
Commercial Airplanes	$13,414	$12,317
Integrated Defense Systems:
Precision Engagement and Mobility Systems	5,170	5,283
Network and Space Systems	6,958	6,924
Support Systems	3,131	3,063

Total Integrated Defense Systems	15,259	15,270
Boeing Capital Corporation	6,366	6,581
Other	1,806	1,735
Unallocated	23,515	23,083

Total assets	$60,360	$58,986

Liabilities
Commercial Airplanes	$17,462	$16,151
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,898	4,024
Network and Space Systems	1,263	1,282
Support Systems	1,337	1,491

Total Integrated Defense Systems	6,498	6,797
Boeing Capital Corporation	4,737	4,763
Other	775	810
Unallocated	21,822	21,461

Total liabilities	$51,294	$49,982

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2008, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007, and the related condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2008 (which includes an explanatory paragraph relating to the Company’s change in its method of accounting for pension and postretirement benefits), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2007 and the condensed consolidated statement of shareholders’ equity for the year then ended is fairly stated, in all material respects, in relation to the consolidated statements of financial position and shareholders’ equity from which they have been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

April 22, 2008

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

•

the potential for technical or quality issues on development programs, including the Airborne Early Warning and Control program and other fixed price development programs, or in the commercial satellite industry to affect schedule and cost estimates or cause us to incur a material charge or experience a termination for default;

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

Please see Item 1, “Business” and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements. This report includes important information as to these risks in the “Legal Proceedings” and in the Notes to Condensed Consolidated Financial Statements included herein. Additional important information as to these risks is also included in this report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

	Three months ended March 31
(Dollars in millions, except per share data)	2008	2007
Revenues	$15,990	$15,365
Earnings from operations	$1,799	$1,309
Operating margins	11.3%	8.5%
Effective income tax rate	34.9%	35.5%
Net earnings from continuing operations	$1,206	$873
Diluted earnings per share	$1.62	$1.13

(Dollars in millions)	March 31 2008	December 31 2007
Contractual backlog	$315,620	$296,964
Unobligated backlog	30,621	30,248

Revenues

The following table summarizes revenues:

(Dollars in millions)	Three months ended March 31
	2008	2007
Commercial Airplanes	$8,161	$7,555
Integrated Defense Systems	7,575	7,717
Boeing Capital Corporation	185	213
Other	75	76
Accounting differences/eliminations	(6)	(196)

Revenues	$15,990	$15,365

Revenues for the three months ended March 31, 2008 grew $625 million, a 4% increase compared with the same period in 2007. Commercial Airplanes revenues increased by $606 million, primarily due to higher new airplane deliveries and increased commercial aviation support business. Integrated Defense Systems (IDS) revenues decreased by $142 million due to lower volume in the Precision Engagement and Mobility Systems (PE&MS) and Network and Space Systems (N&SS) segments. Boeing Capital Corporation (BCC) revenues decreased by $28 million primarily due to a decrease in the customer financing portfolio. Accounting differences/eliminations changed by $190 million primarily due to a reduction in intercompany eliminations which occurred as a result of two aircraft deliveries to the customer.

Earnings from Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Three months ended March 31
	2008	2007
Commercial Airplanes	$983	$706
Integrated Defense Systems	860	784
Boeing Capital Corporation	61	73
Other	(50)	(55)
Unallocated Expense	(55)	(199)

Earnings from operations	$1,799	$1,309

Operating earnings for the three months ended March 31, 2008 improved by $490 million compared with the same period in 2007 primarily due to increases in Commercial Airplanes. Commercial Airplanes earnings increased by $277 million compared with the same period in 2007, primarily due to higher airplane deliveries, lower research and development expense and increased commercial aviation support business, offset by lower cost performance. Commercial Airplanes’ research and development expense decreased by $155 million to $633 million during the three months ended March 31, 2008 compared with the same period in 2007, primarily due to reduced spending on the 787 program. IDS earnings increased by $76 million compared with the same period in 2007 due to significantly higher earnings in the N&SS segment which was partially offset by lower earnings in the PE&MS segment. BCC operating earnings decreased $12 million reflecting lower revenues partially offset by lower interest expense.

The most significant expense items not allocated to segments are shown in the table below.

(Dollars in millions)	Three months ended March 31
Unallocated expense	2008	2007
Pension and other postretirement	$(87)	$(162)
Share-based plans	(30)	(36)
Deferred compensation	61	(10)
Other	1	9

Total	$(55)	$(199)

We recorded net periodic benefit cost related to pensions and other postretirement benefits of $283 million and $443 million for the three months ended March 31, 2008 and 2007. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. Accordingly, earnings from operations included $328 million and $410 million of net periodic benefit cost for the three months ended March 31, 2008 and 2007. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. Pension and other postretirement expense decreased during the three months ended March 31, 2008 when compared with the same period of the prior year primarily due to a decrease in pension accounting valuation difference compared to the same period in the prior year. The prior year expense was also higher due to increased overall pension costs recognized in inventory as of December 31, 2006, which were subsequently expensed in cost of sales in 2007.

The year over year changes in deferred compensation expense are primarily driven by changes in our stock price.

Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2008	2007
Earnings from operations	$1,799	$1,309
Other income, net	100	91
Interest and debt expense	(46)	(46)

Earnings before income taxes	1,853	1,354
Income tax expense	(647)	(481)

Net earnings from continuing operations	$1,206	$873

The effective tax rates were 34.9% and 35.5% for the three months ended March 31, 2008 and 2007. The decrease in the effective tax rate as compared with the prior year was primarily due to nonrecurring 2007 income tax charges which were offset by U.S. research tax credit benefits that existed in 2007, but did not exist in 2008.

The research tax credit reduced the 2007 tax rate by 2.4%. For additional discussion related to Income Taxes see Note 3.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the three months ended March 31, 2008 was primarily due to orders in excess of deliveries on Commercial Airplane programs.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The increase in unobligated backlog during the three months ended March 31, 2008 is primarily due to a five year Multi-Year Procurement contract awarded on the V-22 program. The increase was partially offset by funding released from existing multi-year contracts including the Future Combat Systems (FCS), F-22 and Proprietary programs.

Segment Results of Operations

Commercial Airplanes

Operating Results

(Dollars in millions)	Three months ended March 31
	2008	2007
Revenues	$8,161	$7,555
Earnings from operations	$983	$706
Operating margins	12.0%	9.3%

(Dollars in millions)	March 31 2008	December 31 2007
Contractual backlog	$271,189	$255,176

Revenues

Revenues for the three months ended March 31, 2008 increased by $606 million compared with the same period of 2007. This increase in revenue was primarily attributable to $540 million from new airplane deliveries and increased commercial aviation support business of $130 million, offset by a $64 million decrease in revenue from aircraft trading.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	737 NG	747	767	777	Total
Cumulative deliveries as of 3/31/2008	2,552	1,400	963	708
Deliveries during the first quarter of 2008	87	4	3	21	115
Cumulative deliveries as of 12/31/2007	2,466	1,396	959	687
Deliveries during the first quarter of 2007	83	3	3	17	106

Earnings from Operations

Earnings from operations increased by $277 million and operating margins increased by 2.7 percentage points to 12% during the first three months of 2008 from the comparable period of 2007. This increase was due to higher airplane deliveries of $134 million, lower research and development expense of $155 million and increased volume from commercial aviation support business of $39 million, offset by other income and expense items of $51 million. This decrease in research and development expense was primarily due to decreased spending on the 787 program.

Backlog

The increase in contractual backlog during the three months ended March 31, 2008 compared with December 31, 2007 was primarily due to orders in excess of deliveries for our 737NG, 777 and 787 programs.

Accounting Quantity

The accounting quantities, undelivered units under firm orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of cumulative firm orders were as follows:

	Program
As of 3/31/2008	737 NG	747	767	777	787
Program accounting quantities	4,000	1,474	1,010	1,000	*
Undelivered units under firm orders[1]	2,175	122	49	362	892
Cumulative firm orders (CFO)[2]	4,728	1,522	1,011	1,070
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 12/31/2007	737 NG	747	767	777	787
Program accounting quantities	3,800	1,474	998	950	*
Undelivered units under firm orders[1]	2,076	125	52	357	817
Cumulative firm orders (CFO)[2]	4,542	1,521	1,011	1,044
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery, scheduled for 2009.
[1]	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired.
[2]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Next-Generation The accounting quantity for the 737 Next-Generation (NG) program increased by 200 units during the three months ended March 31, 2008 due to the program’s normal progression of obtaining additional orders and delivering aircraft.

747 Program There was no change in the accounting quantity for the 747 program during the three months ended March 31, 2008. In the fourth quarter of 2007 we completed firm configuration of the 747-8 Intercontinental airplane and during 2006 we completed firm configuration of the 747-8 Freighter. While there are always risks to development, production and certification schedules in the introduction of a new commercial derivative airplane, deliveries of the first 747-8 Freighter and Intercontinental airplanes are targeted for late 2009 and late 2010.

767 Program The accounting quantity for the 767 program increased by 12 units during the three months ended March 31, 2008 due to the normal progression for delivering its current order backlog. On February 29, 2008, the U.S. Air Force announced it had chosen a competitor’s bid to build 179 replacement tankers for the Air Force’s aging KC-135 fleet of air-to-air refueling tankers. We have filed a formal protest with the Government Accountability Office, citing irregularities with the process of the tanker competition and the evaluation of the competitor’s bids.

777 Program The accounting quantity for the 777 program increased by 50 units during the three months ended March 31, 2008 as a result of the program’s normal progression of obtaining additional orders and delivering aircraft. Deliveries of the first 777 Freighter are targeted for late 2008.

787 Program We are in the final stages of assembly of airplane number one and planning for flight test. The risks that are always inherent in the latter stages of new airplane program production still remain. We continue to address challenges associated with assembly of the first airplanes, including management of our extended global supply chain, completion and integration of traveled work, weight, and systems integration. In April 2008 we announced a revised plan for the new 787 Dreamliner. First flight has been moved from the second quarter of 2008 to the fourth quarter of 2008 and deliveries are now expected to begin in the third quarter of 2009 rather than the first quarter of 2009. We continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including delivery delays and supplier assertions associated with such changes. A number of our customer contracts contain penalty clauses that might be implicated by our revised plan for the 787. We will address any claims for penalties that may be made by customers under these clauses if, and as, they are made.

Integrated Defense Systems

IDS Realignment

Effective January 1, 2008, certain programs were realigned between IDS segments and certain environmental remediation contracts (formerly included in N&SS) are included in the Other Segment. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 11.

Operating Results

(Dollars in millions)	Three months ended March 31
	2008	2007
Revenues	$7,575	$7,717
Earnings from operations	$860	$784
Operating margins	11.4%	10.2%

(Dollars in millions)	March 31 2008	December 31 2007
Contractual backlog	$44,431	$41,788
Unobligated backlog	30,330	29,893

Revenues

IDS revenues for the three months ended March 31, 2008 decreased $142 million, a 2% decrease from the same period in 2007. The decrease was due to lower volume in the PE&MS and N&SS segments.

Earnings from Operations

IDS operating earnings for the three months ended March 31, 2008 increased $76 million and operating margins increased 1.2% to 11.4% when compared to the same period in 2007. The increased margin was primarily due to improved margins in the N&SS segment and was partially offset by lower margins in the PE&MS segment.

Backlog

IDS total backlog was $74,761 million at March 31, 2008, an increase of $3,079 million from $71,681 million at December 31, 2007. The increase was primarily due to award of a multi-year contract for the V-22.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Airborne Laser, E/A-18G, Family of Beyond Line-of-Sight Terminals, Future Combat Systems (FCS), Ground-based Midcourse Defense (GMD), P-8A and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger termination-for-default provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of these programs include Airborne Early Warning and Control (AEW&C), international KC-767 Tanker, commercial and military satellites, Vigilare and High Frequency Modernisation.

Precision Engagement and Mobility Systems

Operating Results

(Dollars in millions)	Three months ended March 31
	2008	2007
Revenues	$3,256	$3,327
Earnings from operations	$389	$433
Operating margins	11.9%	13.0%

(Dollars in millions)	March 31 2008	December 31 2007
Contractual backlog	$23,069	$23,047
Unobligated backlog	11,472	8,625

Revenues

PE&MS revenues for the three months ended March 31, 2008 decreased by $71 million, a 2% decrease compared with the same period in 2007 due to lower deliveries in several programs and lower F-22 volume, partially offset by higher deliveries of F-15 and the first two deliveries of the KC-767 Japan Tanker aircraft.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications were as follows:

	Three months ended March 31
	2008	2007
F/A-18 Models	10	11
T-45TS Goshawk	1	2
F-15E Eagle	4
C-17 Globemaster	3	4
KC-767 Tanker	2
CH-47 Chinook	2	5
AH-64 Apache		4
C-40A Clipper		1

Total New-Build Production Aircraft	22	27

Earnings from Operations

PE&MS operating earnings for the three months ended March 31, 2008 decreased by $44 million, a 10% decrease from the same period in 2007. The decrease is primarily due to lower production aircraft deliveries and change in contract mix.

Backlog

PE&MS total backlog was $34,541 million at March 31, 2008, a 9% increase from December 31, 2007 primarily due to an increase in the V-22 program backlog.

Additional Considerations

Items which could have a future impact on PE&MS operations include the following:

AEW&C During 2006 we recorded charges of $770 million on our international Airborne Early Warning and Control (AEW&C) program related to Australia and Turkey. The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of a 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle and Peace Eye include four aircraft each. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed.

International KC-767 Tanker Program The international KC-767 Tanker program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. We delivered the first two tankers to Japan during the first quarter of 2008. These programs are ongoing, and while we believe the cost estimates incorporated in the financial statements are appropriate, the technical complexity of the programs creates financial risk as additional completion and development costs may be necessary or remaining scheduled delivery dates could be delayed.

C-17 As of March 31, 2008 we delivered 171 of the 190 C-17 aircraft ordered by the U.S. Air Force, with final deliveries scheduled for 2009. In June 2007, based upon continued bipartisan congressional support, including the House Armed Services Committee addition of $2.4 billion for 10 C-17 aircraft in their mark of the 2008 budget, and U.S. Air Force testimony to Congress reflecting interest in additional C-17 aircraft, we directed key suppliers to begin work on 10 aircraft beyond the 190 currently on order. As of March 31, 2008, inventory expenditures and potential termination liabilities to suppliers for work performed related to anticipated orders from the U.S. Air Force or other customers totaled approximately $240 million. In April 2008, we decided to authorize key suppliers to begin work on an additional 20 aircraft to support potential Fiscal Year 2008 (FY08) and Fiscal Year 2009 (FY09) orders. We accepted this risk of committing funds based on continued bipartisan congressional support for funding in FY08 as well as the inclusion of additional C-17 aircraft on the U.S. Air Force’s FY09 Unfunded Requirements List. Authorization of these additional 20 aircraft allows us to maintain the current C-17 production rate and to provide for cost-effective acquisition of C-17 aircraft in FY08 and FY09. In addition, we anticipate international orders for the C-17 during 2008. It is reasonably possible that we will decide in 2008 to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from the direction to key suppliers to begin working on an additional 30 aircraft.

Network and Space Systems

Operating Results

(Dollars in millions)	Three months ended March 31
	2008	2007
Revenues	$2,693	$2,778
Earnings from operations	$267	$148
Operating margins	9.9%	5.3%

(Dollars in millions)	March 31 2008	December 31 2007
Contractual backlog	$10,521	$9,204
Unobligated backlog	18,553	20,133

Revenues

N&SS revenues for the three months ended March 31, 2008 decreased by $85 million, a 3% decrease compared with the same period in 2007. The decrease is primarily due to decreased volume on GMD and satellite programs.

Earnings from Operations

N&SS operating earnings for the three months ended March 31, 2008 increased by $119 million, an 80% increase over the same period in 2007. The increase in earnings was primarily due to increased earnings from our investment in United Launch Alliance (ULA) and a favorable settlement in 2008 on a civil satellite program. Earnings in the first quarter of 2007 included unfavorable adjustments for ULA and unfavorable revised cost estimates on a satellite program.

Backlog

N&SS total backlog was $29,074 million at March 31, 2008 a decrease of less than 1% from December 31, 2007. Decreases due to revenues recognized on the FCS and Proprietary programs were partially offset by increases in the GMD and SBInet programs.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

United Launch Alliance On December 1, 2006, we completed the transaction with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance L.L.C. (ULA). ULA combines the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. In connection with the transaction, we initially contributed net assets of $914 million at December 1, 2006. The book value of our investment exceeds our proportionate share of ULA’s net assets. This difference will be expensed ratably in future years. Based on the adjusted contributions and the conformed accounting policies established by ULA, this amortization is expected to be approximately $15 million annually for the next 16 years.

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

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability of $1,375 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to the inventory supply agreement which ends on March 31, 2021. Since inception, ULA sold $443 million of inventories that were contributed by us. As part of its integration ULA is continuing to assess the future of the Delta II program. Future decisions regarding the Delta II program could reduce our earnings by up to $110 million.

We agreed to indemnify ULA in the event ULA is unable to obtain re-pricing of certain contracts which we contributed to ULA and to which we believe ULA is entitled. We will be responsible for any shortfall and may record up to $383 million in pre-tax losses related to these contracts.

Sea Launch The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers.

We issued credit guarantees to creditors of the Sea Launch venture to assist it in obtaining financing and other support. In the event we are required to perform on these guarantees, we believe we can recover a portion of the cost (estimated at $488 million) through guarantees from the other venture partners. The components of this exposure are as follows:

(Dollars in millions)	Estimated Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Estimated Net Exposure
Credit guarantees	$457	$183	$274
Partner loans (principal and interest)	486	292	194
Trade receivable from Sea Launch	344	344
Performance guarantees	33		20	$13
Subcontract termination	8			8
Other receivables and Inventory	53	39		14

	$1,381	$858	$488	$35

We made no additional capital contributions to the Sea Launch venture during the quarter ended March 31, 2008.

We suspended recording equity losses after writing our investment in and direct loans to Sea Launch down to zero in 2001 and accruing our obligation for third-party guarantees on Sea Launch indebtedness. We are not obligated to provide any further financial support to the Sea Launch venture. However, in the event that we do extend additional financial support to Sea Launch in the future, we will recognize suspended losses as appropriate. Sea Launch continues to operate in a challenging business environment and we continue to look at alternatives to address funding requirements for the venture.

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) litigation/arbitration with ICO Global Communications (Operations), Ltd., Thuraya Satellite Telecommunications, Telesat Canada and Space Communications Corporation in Note 9 Legal Proceedings. See the discussion of New Skies Satellites B.V. in Note 6 Other Commitments and Contingencies.

Support Systems

Operating Results

(Dollars in millions)	Three months ended March 31
	2008	2007
Revenues	$1,626	$1,612
Earnings from operations	$204	$203
Operating margins	12.5%	12.6%

(Dollars in millions)	March 31 2008	December 31 2007
Contractual backlog	$10,841	$9,537
Unobligated backlog	305	1,135

Revenues

Support Systems revenues for the three months ended March 31, 2008 increased by $14 million, less than 1% increase over the same period in 2007.

Earnings from Operations

Support Systems operating earnings for the three months ended March 31, 2008 increased by $1 million over the same period in 2007. Operating margins were comparable to the first quarter of 2007.

Backlog

Support Systems total backlog was $11,146 million at March 31, 2008, an increase of 4% from December 31, 2007. Increases in Integrated Logistics and International Business Operations were partially offset by a decrease in a Maintenance, Modification and Upgrade program.

Boeing Capital Corporation

Operating Results

(Dollars in millions)	Three months ended March 31
	2008	2007
Revenues	$185	$213
Earnings from operations	$61	$73
Operating margins	33%	34%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the three months ended March 31, 2008, decreased $28 million when compared with the same period in 2007 primarily due to lower interest income on notes receivable and lower investment income resulting from a lower customer financing portfolio.

Operating Earnings

BCC’s operating earnings are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the three months ended March 31, 2008 decreased by $12 million reflecting lower revenues partially offset by lower interest expense.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2008	December 31 2007
BCC customer financing and investment portfolio	$6,312	$6,532
Valuation allowance as a % of total receivables	2.0%	2.5%
Debt	$4,355	$4,327
Debt-to-equity ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at March 31, 2008 decreased from December 31, 2007 due to normal portfolio run-off. At March 31, 2008 and December 31, 2007, BCC had $75 million and $86 million of assets that were held for sale or re-lease, of which $75 million and $86 million had firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $365 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or leases are being extended and $183 million were committed at March 31, 2008.

Bankruptcies

At March 31, 2008 and December 31, 2007, ATA Holdings Corp. (ATA) accounted for $151 and $152 of BCC’s total assets. At March 31, 2008, the ATA portfolio consisted of four operating leases for 757 aircraft. On April 2, 2008, ATA filed for Chapter 11 bankruptcy protection. On April 8, 2008, the bankruptcy court approved ATA’s request to reject the leases and return the aircraft to BCC. At March 31, 2008, ATA was current on all obligations and these operating lease aircraft remain classified as non-performing assets. As of April 22, 2008, we have recovered the aircraft and are in discussion with other customers regarding redeployment.

Restructurings and Restructuring Requests

In addition, from time to time, certain other BCC customers have requested a restructuring of their transactions with BCC. As of March 31, 2008, BCC has not reached agreement on any restructuring requests that would have a material adverse effect on its earnings, cash flows and/or financial position.

Other Segment

Other segment losses for the three months ended March 31, 2008 were $50 million compared with losses of $55 million for the same period of 2007. Effective January 1, 2008, certain intercompany items were realigned between the Other segment and Unallocated expense. Business segment data for all periods presented have been adjusted to reflect the realignment. In 2006 we exited our Connexion by Boeing business. Although we have not reached final settlements with all customers or suppliers, we do not believe they will have a material adverse effect on our earnings, cash flows and/or financial position.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2008	2007
Net earnings	$1,211	$877
Non-cash items	408	403
Changes in working capital	314	(552)

Net cash provided by operating activities	1,933	728
Net cash provided/(used) by investing activities	137	(681)
Net cash used by financing activities	(1,433)	(1,331)
Effect of exchange rate changes on cash and cash equivalents	28	2

Net increase/(decrease) in cash and cash equivalents	665	(1,282)
Cash and cash equivalents at beginning of year	7,042	6,118

Cash and cash equivalents at end of period	$7,707	$4,836

Operating Activities Net cash provided by operating activities increased by $1,205 million to $1,933 million during the three months ended March 31, 2008, primarily due to an increase in Net earnings and a net decrease in working capital, compared with increases in working capital during same period in 2007. The net decrease in working capital during the three months ended March 31, 2008 was driven by increases in accounts payable.

Investing Activities Cash provided by investing activities totaled $137 million during the three months ended March 31, 2008 compared with $681 million used during the three months ended March 31, 2007, largely due to reductions in certain investments.

The balance of time deposits, commercial paper and externally managed fixed income instruments classified as investments are summarized in the table below.

(Dollars in millions)	March 31 2008	December 31 2007
Classified as Short-term investments
Time deposits	$1,450	$1,025
Commercial paper	99	799
Externally managed fixed income instruments(1)	331	306

	1,880	2,130
Classified as Investments
Externally managed fixed income instruments(1)	2,546	2,963

	$4,426	$5,093

(1)

Externally managed fixed income instruments consists primarily of investment grade instruments. These investments had an average duration of 1.7 years at March 31, 2008 and are classified as available-for-sale.

Financing Activities Cash used by financing activities increased to $1,433 million during the three months ended March 31, 2008 from $1,331 million during the three months ended March 31, 2007, primarily due to an increase in common shares repurchased of $798 million, along with a decrease in stock options exercised of $76 million, partially offset by a decrease in debt repayments of $785 million.

During the three months ended March 31, 2008, we repaid $32 million of debt, including scheduled repayments of $13 million of debt held at BCC. The recorded balance of debt as of March 31, 2008 was $8,230 million, of which $802 million was classified as short-term. This includes $4,355 million of debt recorded at BCC, of which $762 million was classified as short-term. There were no debt issuances during the three months ended March 31, 2008 or 2007.

During the three months ended March 31, 2008, we repurchased 15,553,535 shares at an average price of $79.69 in our open market share repurchase program, and 1,258 shares in stock swaps. During the three months ended March 31, 2007, we repurchased 4,037,210 shares at an average price of $89.12 in our open market share repurchase program, and 24,669 shares in stock swaps. Cash used for treasury share repurchases was $1,158 million for the three months ended March 31, 2008, compared with $360 million for the same period in 2007.

Credit Ratings Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A+

Short-term:
Boeing/BCC	F1	P-1	A-1

On January 16, 2008, Fitch Ratings changed their outlook on the A+ rating to stable from positive, citing the impact of delays in the 787 program.

Capital Resources We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of March 31, 2008, neither we nor BCC had any outstanding commercial paper issuances.

We believe we have substantial borrowing capability. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements.

As of March 31, 2008, we continue to be in full compliance with all covenants contained in our debt agreements.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 5.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Legal contingencies are discussed in Note 9, including our contesting the default termination of the A-12 aircraft, employment and benefits litigation brought by several of our employees, and litigation/arbitration involving BSSI.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $681 million at March 31, 2008. For additional information, see Note 6.

Income Taxes We have recorded a net liability of $1,270 million at March 31, 2008 for uncertain tax positions. For further discussion of these contingencies, see Note 3.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2007.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of March 31, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

In January 2008, we continued our migration strategy to a single, enterprise-wide instance of a general ledger system with the implementation of the project costing module in our Commercial Airplane business unit and the asset management module in our Shared Services Group. These changes were made as part of an ongoing process improvement initiative to strengthen the overall design and operating effectiveness of our financial reporting controls and are not in response to an identified internal control deficiency. There were no other changes during the first quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 9 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

We possess a National Pollutant Discharge Elimination System (NPDES) permit, issued by the California Regional Water Quality Control Board, Los Angeles Region (Regional Board), which sets limits on the permissible level of certain constituents in surface water discharged from various outfalls at our Santa Susana Field Laboratory site in Simi Valley, California. Since June 2004, the Regional Board has amended this permit to impose increasingly stringent numeric limits. In late 2006, the California Water Resources Control Board (State Board) partially granted and partially denied the Company’s appeal of these amendments, and remanded the permit to the Regional Board to correct certain errors. On January 17, 2007, we filed an action in Los Angeles County Superior Court challenging the State Board’s rulings that are adverse to the Company, including the determination to uphold the more stringent numeric limits in the permit, and that matter remains pending.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended March 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
1/1/2008 thru 1/31/2008	3,604,200	$80.82	3,604,200	$6,306
2/1/2008 thru 2/29/2008	5,748,363	$83.21	5,747,635	$5,827
3/1/2008 thru 3/31/2008	6,202,230	$75.76	6,201,700	$5,357

TOTAL	15,554,793	$79.69	15,553,535

(1)

We repurchased an aggregate of 15,553,535 shares of our common stock in the open market pursuant to our repurchase program. On October 29, 2007, our Board of Directors approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. Outside of the Program, we purchased an aggregate of 1,258 shares in swap transactions.

Item 6. Exhibits

(a)	Exhibits:

(10.1)	Amended and Restated Executive Employment Agreement dated March 13, 2008 (Exhibit 10.1 to the Company’s Current Report on form 8-K (File No. 001-00442) dated March 13, 2008).

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 22, 2008	/s/ Harry S. McGee III
(Date)	Harry S. McGee III Vice President Finance
& Corporate Controller
(Chief Accounting Officer)