Form 10-Q
period 2008-06-30
BOEING CO
filed 2008-07-23
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(Address of principal executive offices, including zip code)

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

As of July 18, 2008, there were 740,245,153 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 30 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2008

Part I. Financial Information

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Sales of products	$27,986	$28,016	$14,298	$14,787
Sales of services	4,966	4,377	2,664	2,241

Total revenues	32,952	32,393	16,962	17,028

Cost of products	(22,425)	(22,140)	(11,637)	(11,709)
Cost of services	(4,003)	(3,583)	(2,248)	(1,827)
Boeing Capital Corporation interest expense	(119)	(152)	(57)	(73)

Total costs and expenses	(26,547)	(25,875)	(13,942)	(13,609)

	6,405	6,518	3,020	3,419
Income from operating investments, net	123	89	65	50
General and administrative expense	(1,610)	(1,804)	(835)	(976)
Research and development expense, net	(1,874)	(1,988)	(1,005)	(989)
Gain on dispositions/business shutdown, net	2		2	2

Earnings from operations	3,046	2,815	1,247	1,506
Other income, net	202	216	102	125
Interest and debt expense	(96)	(92)	(50)	(46)

Earnings before income taxes	3,152	2,939	1,299	1,585
Income tax expense	(1,095)	(1,017)	(448)	(536)

Net earnings from continuing operations	2,057	1,922	851	1,049
Net gain on disposal of discontinued operations, net of taxes of $4, $4, $1 and $1	6	5	1	1

Net earnings	$2,063	$1,927	$852	$1,050

Basic earnings per share from continuing operations	$2.82	$2.52	$1.18	$1.38
Net gain on disposal of discontinued operations, net of taxes	0.01	0.01

Basic earnings per share	$2.83	$2.53	$1.18	$1.38

Diluted earnings per share from continuing operations	$2.78	$2.47	$1.16	$1.35
Net gain on disposal of discontinued operations, net of taxes	0.01	0.01

Diluted earnings per share	$2.79	$2.48	$1.16	$1.35

Cash dividends paid per share	$0.80	$0.70	$0.40	$0.35

Weighted average diluted shares (millions)	740.0	777.3	732.8	777.0

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	June 30 2008	December 31 2007
Assets
Cash and cash equivalents	$5,619	$7,042
Short-term investments	1,752	2,266
Accounts receivable, net	5,809	5,740
Current portion of customer financing, net	198	328
Deferred income taxes	2,414	2,341
Inventories, net of advances and progress billings	10,145	9,563

Total current assets	25,937	27,280
Customer financing, net	6,370	6,777
Property, plant and equipment, net of accumulated depreciation of $12,313 and $11,915	8,585	8,265
Goodwill	3,232	3,081
Other acquired intangibles, net	2,223	2,093
Deferred income taxes	276	197
Investments	4,017	4,111
Pension plan assets, net	6,445	5,924
Other assets, net of accumulated amortization of $439 and $385	1,425	1,258

Total assets	$58,510	$58,986

Liabilities and shareholders’ equity
Accounts payable and other liabilities	$17,431	$16,676
Advances and billings in excess of related costs	12,682	13,847
Income taxes payable	416	253
Short-term debt and current portion of long-term debt	916	762

Total current liabilities	31,445	31,538
Deferred income taxes	1,433	1,190
Accrued retiree health care	7,159	7,007
Accrued pension plan liability, net	1,083	1,155
Non-current income taxes payable	1,148	1,121
Other long-term liabilities	408	516
Long-term debt	7,240	7,455
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 and 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,093	4,757
Treasury shares, at cost – 268,841,528 and 244,217,170	(16,834)	(14,842)
Retained earnings	22,669	21,376
Accumulated other comprehensive loss	(4,299)	(4,596)
ShareValue Trust shares – 31,690,733 and 31,362,850	(2,096)	(2,752)

Total shareholders’ equity	8,594	9,004

Total liabilities and shareholders’ equity	$58,510	$58,986

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Six months ended June 30
	2008	2007
Cash flows – operating activities:
Net earnings	$2,063	$1,927
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	98	191
Depreciation	643	676
Amortization of other acquired intangibles	81	77
Amortization of debt discount/premium and issuance costs	4	6
Customer financing valuation provision/(benefit)	80	(35)
Gain on disposal of discontinued operations	(10)	(9)
Gain on dispositions/business shutdown, net	(2)
Other charges and credits, net	78	78
Excess tax benefits from share-based payment arrangements	(45)	(107)
Changes in assets and liabilities –
Accounts receivable	(129)	(761)
Inventories, net of advances and progress billings	(649)	(428)
Accounts payable and other liabilities	616	842
Advances and billings in excess of related costs	(1,166)	68
Income taxes receivable, payable and deferred	275	821
Other long-term liabilities	(149)	(4)
Pension and other postretirement plans	(281)	41
Customer financing, net	278	1,107
Other	(103)	(128)

Net cash provided by operating activities	1,682	4,362

Cash flows – investing activities:
Property, plant and equipment additions	(807)	(865)
Property, plant and equipment reductions	16	17
Acquisitions, net of cash acquired	(94)	(75)
Contributions to investments	(5,606)	(1,838)
Proceeds from investments	6,238	1,611
Other	(148)	(62)

Net cash used by investing activities	(401)	(1,212)

Cash flows – financing activities:
New borrowings	5	10
Debt repayments	(154)	(893)
Stock options exercised, other	41	151
Excess tax benefits from share-based payment arrangements	45	107
Common shares repurchased	(2,064)	(946)
Dividends paid	(606)	(552)

Net cash used by financing activities	(2,733)	(2,123)

Effect of exchange rate changes on cash and cash equivalents	29	11

Net (decrease)/increase in cash and cash equivalents	(1,423)	1,038
Cash and cash equivalents at beginning of year	7,042	6,118

Cash and cash equivalents at end of period	$5,619	$7,156

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2007	$5,061	$4,655	($12,459)	($2,754)	$18,453	($8,217)	$4,739

Net earnings					4,074		4,074
Unrealized gain on derivative instruments, net of tax of ($58)						97	97
Unrealized gain on certain investments, net of tax of ($11)						17	17
Reclassification adjustment for gains realized in net earnings, net of tax of $13						(21)	(21)
Currency translation adjustment						87	87
Postretirement liability adjustment, net of tax of ($1,948)						3,441	3,441

Comprehensive income							7,695

Share-based compensation		287					287
ShareValue Trust activity		(2)		2
Tax benefit related to share-based plans		18					18
Excess tax pools		85					85
Treasury shares issued for stock options exercised, net		(32)	241				209
Treasury shares issued for other share-based plans, net		(254)	151				(103)
Treasury shares repurchased			(2,775)				(2,775)
Cash dividends declared ($1.45 per share)					(1,129)		(1,129)
Dividends related to Performance Share payout					(11)		(11)
FIN 48 transition amount					(11)		(11)

Balance December 31, 2007	$5,061	$4,757	($14,842)	($2,752)	$21,376	($4,596)	$9,004

Net earnings					2,063		2,063
Unrealized gain on derivative instruments, net of tax of ($4)						8	8
Unrealized loss on certain investments, net of tax of $15						(25)	(25)
Reclassification adjustment for losses realized in net earnings, net of tax of ($4)						7	7
Currency translation adjustment						102	102
Postretirement liability adjustment, net of tax of ($192)						113	113

Comprehensive income							2,268

Share-based compensation		119					119
ShareValue Trust activity		(737)		656			(81)
Excess tax pools		44					44
Treasury shares issued for stock options exercised, net		(7)	48				41
Treasury shares issued for other share-based plans, net		(83)	58				(25)
Treasury shares repurchased			(2,098)				(2,098)
Cash dividends declared ($0.80 per share)					(592)		(592)
SFAS 158 transition amount, net of tax of $50					(178)	92	(86)

Balance June 30, 2008	$5,061	$4,093	($16,834)	($2,096)	$22,669	($4,299)	$8,594

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Revenues:
Commercial Airplanes	$16,728	$16,262	$8,567	$8,707
Integrated Defense Systems:
Precision Engagement and Mobility Systems	6,549	6,743	3,293	3,416
Network and Space Systems	5,495	5,680	2,802	2,902
Support Systems	3,465	3,266	1,839	1,654

Total Integrated Defense Systems	15,509	15,689	7,934	7,972
Boeing Capital Corporation	364	422	179	209
Other	227	157	152	81
Accounting differences/eliminations	124	(137)	130	59

Total revenues	$32,952	$32,393	$16,962	$17,028

Earnings from operations:
Commercial Airplanes	$1,760	$1,666	$777	$960
Integrated Defense Systems:
Precision Engagement and Mobility Systems	549	838	160	405
Network and Space Systems	504	405	237	257
Support Systems	444	396	240	193

Total Integrated Defense Systems	1,497	1,639	637	855
Boeing Capital Corporation	106	143	45	70
Other	(185)	(121)	(135)	(66)
Unallocated expense	(132)	(512)	(77)	(313)

Earnings from operations	3,046	2,815	1,247	1,506
Other income, net	202	216	102	125
Interest and debt expense	(96)	(92)	(50)	(46)

Earnings before income taxes	3,152	2,939	1,299	1,585
Income tax expense	(1,095)	(1,017)	(448)	(536)

Net earnings from continuing operations	2,057	1,922	851	1,049
Net gain on disposal of discontinued operations, net of taxes of $4, $4, $1 and $1	6	5	1	1

Net earnings	$2,063	$1,927	$852	$1,050

Research and development expense:
Commercial Airplanes	$1,403	$1,557	$770	$769
Integrated Defense Systems:
Precision Engagement and Mobility Systems	241	222	115	111
Network and Space Systems	154	143	78	73
Support Systems	74	49	41	25

Total Integrated Defense Systems	469	414	234	209
Other	2	17	1	11

Total research and development expense	$1,874	$1,988	$1,005	$989

This information is an integral part of the Notes to Condensed Consolidated Financial Statements. See Note 11 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2008, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2007 Annual Report on Form 10-K. Certain business segment data has been reclassified to conform to the current period’s presentation. See Note 11.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share are as follows:

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Weighted average shares outstanding	723.7	756.1	717.4	755.2
Participating securities	8.2	8.3	8.1	8.3

Basic weighted average shares outstanding	731.9	764.4	725.5	763.5
Dilutive potential common shares	8.1	12.9	7.3	13.5

Diluted weighted average shares outstanding	740.0	777.3	732.8	777.0

The numerator used to compute diluted earnings per share is as follows:

	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Net earnings	$2,063	$1,927	$852	$1,050
Expense related to diluted shares		2		2

Total numerator	$2,063	$1,929	$852	$1,052

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

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Stock options	9.5	4.0	11.2	5.3
Performance Shares	0.7	1.8	0.7	1.8
Performance Awards	5.3	2.8	5.3	2.8
ShareValue Trust	12.6	26.2	12.6	25.8

Note 3 – Income Taxes

The effective tax rates were 34.7% and 34.6% for the six months ended June 30, 2008 and 2007. The effective tax rate as compared with the prior year remained relatively flat primarily due to U.S. research tax credit benefits that existed in 2007, but did not exist in 2008, offset by nonrecurring 2007 income tax charges. The research tax credit reduced the 2007 tax rate by 2.4%.

We have filed appeals with the Internal Revenue Service (IRS) for 1998-2003. The IRS examination for 2004-2006 began during the six months ended June 30, 2008. We are also subject to examination in major state and international jurisdictions for the 2001-2007 tax years, for which no individually material unrecognized tax benefits exist. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Note 4 – Inventories

Inventories consisted of the following:

	June 30 2008	December 31 2007
Long-term contracts in progress	$14,384	$13,159
Commercial aircraft programs[1]	14,418	11,710
Commercial spare parts, used aircraft, general stock materials and other	2,034	3,401

	30,836	28,270
Less advances and progress billings	(20,691)	(18,707)

	$10,145	$9,563

[1]	Includes deferred production costs and unamortized tooling related to the 777 program of $1,068 and $260 as of June 30, 2008 and $1,043 and $256 as of December 31, 2007.

Delta launch program inventories that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021 are included in long-term contracts in progress inventories. At June 30, 2008 and December 31, 2007, the inventory balance was $1,827. As part of its integration ULA is continuing to assess the future of the Delta II program. Future decisions regarding the Delta II program could reduce our earnings by up to $100. See Note 5.

Inventories included $235 and $234 subject to claims or other uncertainties relating to the A-12 program as of June 30, 2008 and December 31, 2007. See Note 9.

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

As of June 30, 2008	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,193	$4,186	$7
Indemnifications to ULA**	1,237		7
Residual value guarantees	103	96	16
Credit guarantees related to the Sea Launch venture	454	272	182
Other credit guarantees	41	21	2
Performance guarantees	48	20

As of December 31, 2007	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,284	$4,275	$7
Indemnifications to ULA**	1,221		7
Residual value guarantees	103	96	16
Credit guarantees related to the Sea Launch venture	457	274	183
Other credit guarantees	43	14	1
Performance guarantees	48	20

*	Amounts included in Accounts payable and other liabilities

**	Amount includes indemnification payments related to contributed Delta launch program inventory of $866 and $917 plus indemnification payments of $348 and $289 related to the pricing of certain contracts, $23 and $15 related to miscellaneous Delta vendor contracts at June 30, 2008 and December 31, 2007.

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

Indemnifications to ULA We agreed to indemnify ULA against potential losses that ULA may incur from certain contracts contributed by us. In the event ULA is unable to obtain certain additional contract pricing to which we believe ULA is entitled, we will be responsible for any shortfall and may record up to $381 in pre-tax losses. The term of the indemnification is tied to the resolution of this matter with the customer.

We agreed to indemnify ULA in the event that $1,375 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA sold $494 of inventories that were contributed by us.

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

Note 6 – Other Commitments and Contingencies

Environmental Matters

For the six months ended June 30, 2008 and 2007, the aggregate amounts of liabilities recorded relative to environmental matters were as follows:

	Environmental Liabilities*
	2008	2007
Beginning balance – January 1	$679	$583
Reductions for payments made	(38)	(29)
Changes in estimates	46	22

Ending balance – June 30	$687	$576

*	Amounts included in Accounts payable and other liabilities.

The liabilities recorded represent our best estimate of costs expected to be incurred to remediate, operate, and maintain sites over periods of up to 30 years. It is reasonably possible that we may incur additional charges because of regulatory complexities, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites based on our experience and existing laws and regulations. At June 30, 2008 and December 31, 2007 our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $1,234 and $1,191.

Product Warranties

The following table summarizes product warranty activity recorded during the six months ended June 30, 2008 and 2007.

	Product Warranty Liabilities*
	2008	2007
Beginning balance – January 1	$962	$761
Additions for current year deliveries	96	92
Reductions for payments made	(111)	(108)
Changes in estimates	(37)	153

Ending balance – June 30	$910	$898

*	Amounts included in Accounts payable and other liabilities.

Discontinued Operations and Business Shutdowns

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as certain events of default and repossession. As of June 30, 2008, our maximum exposure to loss associated with the loss sharing arrangement was $228. As of June 30, 2008 and December 31, 2007, the accrued liability under the loss sharing arrangement was $53 and $59.

During August 2006, we decided that we would exit the Connexion by Boeing high speed broadband communications business. We have not reached final settlements with all customers or suppliers. We do not believe the final settlements will have a material adverse effect on our earnings, cash flows and/or financial position.

Commercial Aircraft Commitments

In conjunction with signing a definitive agreement for the sale of new aircraft, we entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,059 and $924 as of June 30, 2008 and December 31, 2007. We anticipate that a significant portion of these commitments will not be exercised by customers. There were no probable contractual trade-in commitments as of June 30, 2008. Trade-in commitment agreements have expiration dates from 2009 through 2017.

C-17

As of June 30, 2008 we delivered 174 of the 190 C-17 aircraft ordered by the U.S. Air Force (USAF), with final deliveries scheduled for 2009. In June 2007 and April 2008, we directed key suppliers to begin work on 10 and 20 aircraft, respectively, beyond the 190 to support potential Fiscal Year 2008 (FY08) and Fiscal Year 2009 (FY09) orders. Our authorization allowed us to maintain the current C-17 production rate and to provide for cost-effective acquisition of the aircraft. In June 2008, the FY08 supplemental defense spending bill, signed by the President, included funding for up to an additional 15 C-17 aircraft. As of June 30, 2008, inventory expenditures and potential termination liabilities to suppliers, primarily related to FY08 USAF and anticipated calendar year 2008 international orders, totaled approximately $440. The House Armed Services Committee included 15 C-17 aircraft in their mark of the FY09 defense authorization. Should these additional orders not materialize, it is reasonably possible that we will decide in 2009 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from our direction to key suppliers to begin working on aircraft beyond the 190 ordered by USAF.

Customer Financing Exposure and Commitments

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations were as follows:

	June 30 2008	December 31 2007
717 Aircraft ($695 and $719 accounted for as operating leases)*	$2,416	$2,472
757 Aircraft ($811 and $836 accounted for as operating leases)*	1,030	1,064
767 Aircraft ($191 and $196 accounted for as operating leases)	573	599
MD-11 Aircraft ($552 and $528 accounted for as operating leases)*	552	528
737 Aircraft ($472 and $485 accounted for as operating leases)	485	518
777 Aircraft ($0 accounted for as operating leases)	89	96

*	Out of production aircraft

As of June 30, 2008 and December 31, 2007, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $208 and $240. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of June 30, 2008 and December 31, 2007, Accounts payable and other liabilities included $33 and $42 attributable to adverse commitments under these lease arrangements.

Financing Commitments

Financing commitments totaled $9,220 and $8,350 as of June 30, 2008 and December 31, 2007. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers.

In connection with the formation of ULA, we and Lockheed Martin Corporation each committed to provide up to $25 in additional capital contributions and we each have agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements during the 5 year period following December 1, 2006. ULA did not request any funds under the line of credit as of June 30, 2008.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $5,602 and $4,973 as of June 30, 2008 and December 31, 2007.

Satellites

In certain launch and satellite sales contracts, we include provisions that specify that we bear risk of loss associated with the launch phase through acceptance in orbit by the customer. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract and when economically advisable. The current insurance market reflects high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There is one contractual launch scheduled for early 2009 for which full insurance coverage may not be available or, if available, could be prohibitively expensive. We will continue to review this risk. We estimate that the potential uninsured amount for this launch could approach $350 depending on the nature of the uninsured event.

Note 7 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$475	$479	$237	$241
Interest cost	1,408	1,341	704	671
Expected return on plan assets	(1,901)	(1,749)	(950)	(876)
Amortization of prior service costs	104	99	52	50
Recognized net actuarial loss	196	381	98	190

Net periodic benefit cost	$282	$551	$141	$276

Net periodic benefit cost included in Earnings from operations	$407	$503	$216	$251

	Six months ended June 30		Three months ended June 30
Other Postretirement Benefit Plans	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$63	$68	$31	$34
Interest cost	229	236	115	118
Expected return on plan assets	(4)	(4)	(2)	(2)
Amortization of prior service costs	(47)	(44)	(24)	(22)
Recognized net actuarial loss	43	80	22	40

Net periodic benefit cost	$284	$336	$142	$168

Net periodic benefit cost included in Earnings from operations	$286	$317	$149	$159

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

During the six months ended June 30, 2008 and 2007, we made discretionary pension contributions of $517 and $523. Additional pension contributions are possible in 2008. We expect to contribute approximately $15 to our OPEB plans in 2008. During the six months ended June 30, 2008 and 2007, we made contributions to our OPEB plans of $8 and $7.

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

We determined the expected life of the 2008 stock option grant to be 6 years, calculated using the “simplified” method in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 107, Valuation of Share-Based Payment Arrangements for Public Companies. We used the “simplified” method since we changed the vesting terms, tax treatment and the recipients of our stock options beginning in 2006 such that we believe our historical data no longer provides a reasonable basis upon which to estimate the expected life.

Performance Awards

On February 25, 2008, we also granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2010. The minimum amount is $0 and the maximum amount we could be required to payout for the 2008 Performance Awards is $307.

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds our common stock, receives dividends, and distributes to employees the appreciation in value above a 3% per annum threshold rate of return at the end of each period. The Trust was split between two funds, “fund 1” and “fund 2”, upon its initial funding.

Based on the average stock price of $66.15 as of June 30, 2008, the market value of fund 2 exceeded the threshold of $1,028 by $236. This excess will be paid in Boeing common stock, except for partial shares and distributions to non-U.S. employees and beneficiaries of deceased participants, which will be paid in cash. After employee withholding taxes of $81, which were recorded as a liability in the second quarter of 2008 and will be paid in the third quarter of 2008, 2.1 million shares of common stock will be distributed to participants during the third quarter of 2008. These distributions are recorded as a deduction to Additional paid-in capital. In addition, related employer payroll taxes of $18 were expensed in the second quarter of 2008.

If on June 30, 2010, the market value of fund 1 exceeds $1,130, the amount in excess of the threshold will be distributed to employees in shares of common stock. As of June 30, 2008 the market value of Fund 1 was $833.

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

A-12 Litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2008, inventories included approximately $585 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,380). In that event, our loss would total approximately $1,637 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,100, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2008. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government.

Employment and Benefits Litigation

We were a defendant in two employment discrimination class actions that have recently concluded. In the Williams class action, which was filed on June 8, 1998 in the U.S. District Court for the Western District of Washington (alleging race discrimination), we prevailed in a jury trial in December 2005, but in November 2005 plaintiffs appealed the pre-trial dismissal of compensation claims. In the Calender class action, which was filed January 25, 2005 in the U.S. District Court for the Northern District of Illinois (a spin-off from Williams alleging race discrimination), plaintiffs dropped their promotions claim on June 6, 2006, and put their compensation claims on hold pending the outcome of the Williams appeal. On February 27, 2008, the Ninth Circuit Court of Appeals ruled for us on the Williams appeal and the deadlines for further appeal have now passed. On May 29, 2008 the court in Calender issued an order dismissing that case in its entirety. These class actions are now terminated.

On March 2, 2006, we were served with a complaint filed in the U.S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit Aerospace, Inc. (Spirit) near the time of our sale of the Wichita facility were tainted by age discrimination, violated Employee Retirement Income Security Act (ERISA), violated our collective bargaining agreements, and constituted retaliation. The case is brought as a class action on behalf of individuals not hired by Spirit. We are indemnified by Spirit for all claims relating to the 2005 sales transaction pursuant to the terms of the asset purchase agreement with Spirit. Spirit has not agreed to indemnify Boeing for claims arising from employment activity prior to January 1, 2005. Many of the non-indemnified claims have been dismissed by the court or dropped by the plaintiffs but might be the subject of appeal, while certain potentially non-indemnified claims remain. Age Discrimination Employment Act (ADEA) claims by Consent Plaintiffs terminated prior to January 2005 were dismissed by stipulated order on June 4, 2008.

A second alleged class action involving our sale of the Wichita facility to Spirit was filed on February 21, 2007, in the U.S. District Court for the District of Kansas. The case is also brought under ERISA, and, in general, claims that we have not properly provided benefits to certain categories of former employees affected by the sale. On May 22, 2008, plaintiffs filed a third amended complaint and on June 3, 2008, filed a motion to certify a class.

On September 13, 2006, two UAW Local 1069 retirees filed a class action lawsuit in the U.S. District Court for the Middle District of Tennessee alleging that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the Labor-Management Relations Act and §502(a)(1)(B) of ERISA. On September 15, 2006, we filed a lawsuit in the U.S. District Court for the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a declaratory judgment confirming that we have the legal right to make changes to these medical benefits. On June 4, 2007, the Middle District of Tennessee ordered that its case be transferred to the Northern District of Illinois. The two cases were consolidated on September 24, 2007. The UAW filed a Motion to file a Second Amended Complaint on October 26, 2007 in which it sought to drop the retirees’ claim for vested lifetime benefits based on successive collective bargaining agreements and instead allege that the current collective bargaining agreement is the sole alleged source of rights to retiree medical benefits. We opposed the motion. On January 17, 2008, the court granted the motion to amend the complaint on the condition that the lifetime retiree benefits claims are to be dismissed with prejudice. In addition, both parties filed Motions for Class Certification on November 16, 2007 and filed briefs on class certification on February 28, 2008. The parties filed cross-motions for summary judgment on May 27, 2008. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the VIP Plan), alleged that fees and expenses incurred by the VIP Plan were and are unreasonable and excessive, not incurred solely for the benefit of the VIP Plan and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs have filed a motion to certify the class, which we have opposed. On December 14, 2007, the court granted plaintiffs leave to file an amended complaint, which complaint added our Employee Benefits Investment Committee as a defendant and included new allegations regarding alleged breach of fiduciary duty. The stay of proceedings entered by the court on September 10, 2007, pending resolution by the U.S. Court of Appeals for the Seventh Circuit of Lively v. Dynegy, Inc., was lifted on April 3, 2008, after notification that the Lively case had settled. On April 16, 2008, plaintiffs sought leave to file a second amended complaint that would add investment performance allegations. That motion is pending. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

BSSI/ICO Litigation

On August 16, 2004, Boeing Satellite Systems International, Inc. (BSSI) filed a complaint for declaratory relief against ICO Global Communications (Operations), Ltd. (ICO) in Los Angeles County Superior Court. BSSI’s suit seeks a declaration that ICO’s prior termination of two contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, economic duress, fraud, unfair competition, and other claims. ICO added us as a defendant in October 2005 to some of these claims and also sued us for interference with contract and misappropriation of trade secrets. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (ICO Holdings), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. Certain claims have been dismissed or limited by the court, but ICO still seeks to recover approximately $2,000 in damages, including all monies paid to BSSI and Boeing Launch Services and other unspecified damages and relief. We believe that we have defenses to ICO’s causes of action and damage claims and are pursuing our own claims. Trial commenced on June 19, 2008.

BSSI/Thuraya Litigation

On September 10, 2004, a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce (ICC) on a subrogated claim against BSSI. The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a model 702 satellite that experienced power loss anomalies. The arbitration hearing concluded in May 2008 and the arbitration decision is expected to be issued later in 2008. The claimants seek approximately $219 (plus claims of interest, costs and fees) consisting of insurance payments made to Thuraya. Thuraya has reserved its rights to seek uninsured losses that could increase the total amount disputed to $365. We continue to believe these claims lack merit and will continue to vigorously defend against them.

We notified our responsible insurers of the arbitration request. On May 26, 2006, a group of these insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligations under our insurance and reinsurance policies relating to the Thuraya ICC arbitration. We believe the insurers’ position lacks merit. On May 25, 2007, the court issued an order staying further proceedings in the coverage action pending completion of the arbitration. Insurers appealed the stay order but, on June 30, 2008, the Illinois Court of Appeals rejected the appeal and affirmed the order granting the stay.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers seek over $385 in damages and $10 in lost profits. BSSI has asserted a counterclaim against Telesat for $6 in unpaid performance incentive payments and also a $180 contingent counterclaim on the theory that any ultimate award to reimburse the insurers for their payments to Telesat could only result from Telesat’s breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand. The arbitration hearing in this matter has been scheduled for November 2010.

On April 26, 2007, a group of our insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under our insurance and reinsurance policies relating to the Telesat Anik F1 arbitration. On June 12, 2008, the court granted the insurers’ motion for summary judgment, concluding that our insurance policy excluded the kinds of losses alleged by Telesat. We disagree with the court’s conclusion and expect to seek reconsideration and, if reconsideration is denied, to appeal the decision.

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

BSSI/SES New Skies (NSS-8)

On January 30, 2007, the SES New Skies (New Skies) NSS-8 satellite, a Boeing 702 model spacecraft, was declared a loss when the Sea Launch Zenit-3SL vehicle carrying the satellite experienced an anomaly during the launch that destroyed the rocket and the payload. In the event of such a launch failure, New Skies had an option under the NSS-8 contract to order a replacement satellite. New Skies did not exercise the option. Instead, New Skies purported to cancel the contract on April 27, 2007, maintaining that discussions between the parties regarding the never-exercised option amounted to a repudiation by BSSI. We vigorously disputed that characterization.

On May 22, 2008, we received a formal dispute notice from New Skies alleging that BSSI breached the NSS-8 contract by failing to timely deliver a satellite in orbit and repudiating the replacement satellite option. The dispute notice included neither a quantification of potential damages nor a sum certain demand. We do not believe that SES New Skies could have any valid claims relating to the satellite contract but await further developments.

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

		Fair Value Measurements at June 30, 2008
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,215	$2,215
Available-for-sale investments:
Debt:
Marketable securities	3,415	988	$2,427
Enhanced equipment trust certificate	6		6
Equity	10	10
Derivatives	162		162

Total	$5,808	$3,213	$2,595

		Fair Value Measurements at June 30, 2008
Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(14)		$(14)

Total	$(14)		$(14)

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

For the six months ended June 30, 2008, impaired receivables with a carrying amount of $14 were written down to their fair value of $7, which was determined using observable inputs (Level 2). The fair value of impaired receivables is based on the market value for the related aircraft collateral.

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

Intersegment revenues, eliminated in Accounting differences/eliminations, are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Commercial Airplanes	$333	$256	$66	$45
Boeing Capital Corporation	41	55	20	27
Other		2
Total	$374	$313	$86	$72

Unallocated expense includes costs not attributable to business segments. Unallocated expense also includes the impact of cost measurement differences between Generally Accepted Accounting Principles and federal cost accounting standards as well as intercompany profit eliminations. The most significant items not allocated to segments are shown in the following table.

	Six months ended June 30		Three months ended June 30
Unallocated expense	2008	2007	2008	2007
Share-based plans	$(45)	$(169)	$(15)	$(133)
Deferred compensation	81	(63)	20	(53)
Pension	(143)	(271)	(76)	(141)
Postretirement	(40)	(59)	(20)	(27)
Capitalized interest	(27)	(23)	(14)	(14)
Other	42	73	28	55
Total	$(132)	$(512)	$(77)	$(313)

Assets	June 30 2008	December 31 2007
Commercial Airplanes	$13,809	$12,317
Integrated Defense Systems:
Precision Engagement and Mobility Systems	5,232	5,283
Network and Space Systems	7,032	6,924
Support Systems	3,283	3,063

Total Integrated Defense Systems	15,547	15,270
Boeing Capital Corporation	6,223	6,581
Other	1,592	1,735
Unallocated	21,339	23,083

Total assets	$58,510	$58,986

Liabilities
Commercial Airplanes	$16,208	$16,151
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,852	4,024
Network and Space Systems	1,367	1,282
Support Systems	1,312	1,491

Total Integrated Defense Systems	6,531	6,797
Boeing Capital Corporation	4,744	4,763
Other	736	810
Unallocated	21,697	21,461

Total liabilities	$49,916	$49,982

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2008, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, of cash flows for the six-month periods ended June 30, 2008 and 2007, and the related condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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

July 22, 2008

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	the effect of economic conditions in the United States and globally;

•	the adequacy of coverage, by allowance for losses, of risks related to our non-U.S. accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplane revenues and successful execution of our backlog in this segment;

•	the timing and effects of decisions to complete or launch a Commercial Airplane program;

•	the ability to successfully develop and timely produce the 787 and 747-8 aircraft;

•	the effect of political and legal processes, changing priorities or reductions in the U.S. government or international government defense, including C-17 aircraft, and space budgets on our revenues;

•	the negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger traffic and revenue yields in the airline industry;

•	the impact of volatile fuel prices and the airline industry response

•	the effect of valuation decline of our aircraft;

•	the impact of airline bankruptcies on our revenues or operating results;

•	the continuation of historical costs for fleet support services;

•	the receipt of estimated award and incentive fees on U.S. government contracts;

•	the future demand for commercial satellites and projections of future order flow;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

	Six months ended June 30		Three months ended June 30
(Dollars in millions, except per share data)	2008	2007	2008	2007
Revenues	$32,952	$32,393	$16,962	$17,028
Earnings from operations	$3,046	$2,815	$1,247	$1,506
Operating margins	9.2%	8.7%	7.4%	8.8%
Effective income tax rate	34.7%	34.6%	34.5%	33.8%
Net earnings from continuing operations	$2,057	$1,922	$851	$1,049
Diluted earnings per share	$2.79	$2.48	$1.16	$1.35

(Dollars in millions)	June 30 2008	December 31 2007
Contractual backlog	$320,108	$296,964
Unobligated backlog	26,047	30,248

Revenues

The following table summarizes revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Commercial Airplanes	$16,728	$16,262	$8,567	$8,707
Integrated Defense Systems	15,509	15,689	7,934	7,972
Boeing Capital Corporation	364	422	179	209
Other	227	157	152	81
Accounting differences/eliminations	124	(137)	130	59

Revenues	$32,952	$32,393	$16,962	$17,028

Revenues for the six and three months ended June 30, 2008 increased by $559 million and decreased $66 million, a 2% increase and less than 1% decrease compared with the same periods in 2007. Commercial Airplanes revenues increased by $466 million and decreased by $140 million. The increase for the six months was primarily due to increases in new airplane deliveries and commercial aviation services partially offset by lower aircraft trading. The decrease for the three months was due to lower new airplane revenues, lower aircraft trading and lower aviation support business. Integrated Defense Systems (IDS) revenues decreased by $180 million and $38 million, due to lower volume in the Precision Engagement and Mobility Systems (PE&MS) and Network and Space Systems (N&SS) segments, partially offset by higher volume in the Support Systems segment. Boeing Capital Corporation (BCC) revenues decreased by $58 million and $30 million primarily due to a decrease in the customer financing portfolio. Other segment revenues increased by $70 million and $71 million primarily due to the sale of a C-17 aircraft held under operating lease. Accounting differences/eliminations revenues increased by $261 million and $71 million. The increase for the six months is primarily due to higher revenues in our P-8A program, a portion of which is recorded in Accounting differences/eliminations for segment reporting purposes, and a reduction in intercompany eliminations which occurred as a result of two aircraft deliveries to the customer in the first quarter of this year partially offset by higher intercompany deliveries compared to the same period of the prior year. The increase for the three months was due to higher P-8A revenues in the current year partially offset by two aircraft deliveries to the customer that occurred in the same period of the prior year.

Earnings from Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Commercial Airplanes	$1,760	$1,666	$777	$960
Integrated Defense Systems	1,497	1,639	637	855
Boeing Capital Corporation	106	143	45	70
Other	(185)	(121)	(135)	(66)
Unallocated Expense	(132)	(512)	(77)	(313)

Earnings from operations	$3,046	$2,815	$1,247	$1,506

Operating earnings for the six and three months ended June 30, 2008 increased by $231 million and decreased by $259 million compared with the same periods in 2007. Commercial Airplanes earnings increased by $94 million and decreased by $183 million compared with the same periods in 2007. The increase for the six months was primarily due to higher airplane deliveries, lower research and development expense and increased volume in commercial aviation services, offset by costs related to the 787 program. The decrease for the three months was primarily due to costs related to the 787 program and higher period costs. Commercial Airplanes’ research and development expense decreased by $154 million to $1,403 million during the six months and remained flat at $770 million during the three months compared with the same periods in 2007. The decrease for the six months was due to reduced spending on the 787 program partially offset by increased spending on the 747 program. The three months remained flat as a result of reduced spending on the 787 program offset by increased spending on the 747 program. IDS earnings decreased by $142 million and $218 million compared with the same periods in 2007 due to lower earnings in the PE&MS segment primarily due to a charge taken on the Airborne Early Warning & Control (AEW&C) program in the second quarter of 2008. BCC operating earnings decreased $37 million and $25 million compared with the same periods in 2007 reflecting lower revenues partially offset by lower interest expense. Other segment losses increased by $64 million and $69 million compared with the same periods in 2007 primarily due to lower airline customer credit ratings.

The most significant expense items not allocated to segments are shown in the table below.

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Unallocated expense	2008	2007	2008	2007
Pension and other postretirement	$(183)	$(330)	$(96)	$(168)
Share-based plans	(45)	(169)	(15)	(133)
Deferred compensation	81	(63)	20	(53)
Other	15	50	14	41

Total	$(132)	$(512)	$(77)	$(313)

We recorded net periodic benefit cost related to pensions and other postretirement benefits of $566 million and $283 million for the six and three months ended June 30, 2008 and $887 million and $444 million for the six and three months ended June 30, 2007. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. Accordingly, earnings from operations included $693 million and $365 million of net periodic benefit cost for the six and three months ended June 30, 2008 and $820 million and $410 million for the six and three months ended June 30, 2007. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. Pension and other postretirement expense decreased during the six and three months ended June 30, 2008 when compared with the same periods of the prior year primarily due to a decrease in pension accounting valuation difference compared to the same period in the prior year. The prior year expense was also higher due to increased overall pension costs recognized in inventory as of December 31, 2006, which were subsequently expensed in cost of sales in 2007.

The reduction in Share-based plans expense is primarily due to lower Performance Shares outstanding during the six and three months ended June 30, 2008 and higher expense acceleration during the six and three months ended June 30, 2007, resulting from five payouts compared with zero payouts in 2008. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions.

Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Earnings from operations	$3,046	$2,815	$1,247	$1,506
Other income, net	202	216	102	125
Interest and debt expense	(96)	(92)	(50)	(46)

Earnings before income taxes	3,152	2,939	1,299	1,585
Income tax expense	(1,095)	(1,017)	(448)	(536)

Net earnings from continuing operations	$2,057	$1,922	$851	$1,049

The effective tax rates were 34.7% and 34.6% for the six months ended June 30, 2008 and 2007. The effective tax rate as compared with the prior year remained relatively flat primarily due to U.S. research tax credit benefits that existed in 2007, but did not exist in 2008, offset by nonrecurring 2007 income tax charges. The research tax credit reduced the 2007 tax rate by 2.4%. For additional discussion related to Income Taxes see Note 3.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the six months ended June 30, 2008 was primarily due to orders in excess of deliveries on Commercial Airplane programs.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding have not been authorized. The decrease in unobligated backlog during the six months ended June 30, 2008 is primarily due to funding released from existing multi-year contracts including the Future Combat Systems (FCS), Proprietary, and F/A-18 programs. The decreases were partially offset by a Multi-Year Procurement contract awarded on the V-22 program.

Segment Results of Operations

Commercial Airplanes

Business Environment and Trends

The world economy grew at an average 3.8% annual rate between 2004 and 2007 compared with the long-term trend rate of 3.1%. The global economy is now forecast to slow below the long-term trend rate in 2008 and 2009 led by a slowdown in the United States.

In addition to the slowing economic outlook, oil and jet fuel prices rose over 40% in the first half of 2008. The speed and magnitude of this increase is challenging airline operations and profitability. Airlines are pursuing a wide range of strategies to counter rising fuel prices. Airlines have increased revenues over 50% since 2003 and continue to increase fares, fuel surcharges and fees. On the cost side, airlines continue to cut non-fuel costs including distribution, labor and overhead. Operationally, airlines are cutting unprofitable routes and frequencies, and improving fleet fuel efficiency by parking and replacing older generation aircraft.

Despite these efforts, the number of airline bankruptcies is rising and more are likely if fuel prices remain elevated. The global profitability outlook has fallen from a $5.6 billion profit in 2007 to a $2.3 billion loss in 2008, and the loss is forecast to be higher if oil prices persist at current levels. Forecasted airline losses are concentrated in the United States. Approximately 11% of Commercial Airplanes’ backlog is destined for U.S. airlines.

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Revenues	$16,728	$16,262	$8,567	$8,707
Earnings from operations	$1,760	$1,666	$777	$960
Operating margins	10.5%	10.2%	9.1%	11.0%

(Dollars in millions)	June 30 2008	December 31 2007
Contractual backlog	$274,546	$255,176

Revenues

Revenues for the six months ended June 30, 2008 increased by $466 million compared with the same period of 2007. This was attributable to a $467 million increase in new airplane revenues and commercial aviation services of $120 million partially offset by a decrease of $121 million primarily from aircraft trading.

Revenues for the three months ended June 30, 2008 decreased by $140 million compared with the same period of 2007. This was attributable to decreases of $72 million in new airplane revenues and $68 million primarily from aircraft trading. The decrease in new airplane revenues reflects lower 777 deliveries and customer mix partially offset by increased 737 and 747 deliveries.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	737 NG	747	767	777	Total
Deliveries during the first six months of 2008	187	9	6	39	241
Deliveries during the first six months of 2007	169	7	6	38	220
Deliveries during the second quarter of 2008	100	5	3	18	126
Deliveries during the second quarter of 2007	86	4	3	21	114
Cumulative deliveries as of 6/30/2008	2,653	1,405	965	726
Cumulative deliveries as of 12/31/2007	2,466	1,396	959	687

Earnings from Operations

Earnings from operations for the six months ended June 30, 2008 increased by $94 million while operating margins increased by 0.3 percentage points to 10.5% compared with the same period of 2007. The increase in earnings was primarily due to higher airplane revenues of $113 million, lower research and development expense of $154 million, and increased volume in commercial aviation services of $23 million. These favorable changes were offset by higher period and other costs of $110 million and additional airplane production program costs primarily related to the previously announced delay in the 787 program schedule of $86 million.

Earnings from operations for the three months ended June 30, 2008 decreased by $183 million, while operating margins decreased by 1.9 percentage points to 9.1% compared with the same period of 2007. The decrease in earnings was due to additional airplane production program costs primarily related to the previously announced delay in the 787 program schedule of $86 million, higher period and other costs of $62 million, lower airplane revenues of $22 million and lower commercial aviation services volume of $13 million.

Backlog

The increase in contractual backlog during the six months ended June 30, 2008 compared with December 31, 2007 was primarily due to orders in excess of deliveries for our 737NG, 777 and 787 programs.

Accounting Quantity

The accounting quantities, undelivered units under firm orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of cumulative firm orders were as follows:

	Program
As of 6/30/2008	737 NG	747	767	777	787
Program accounting quantities	4,200	1,499	1,010	1,000	*
Undelivered units under firm orders[1]	2,243	118	46	358	892
Cumulative firm orders (CFO)[2]	4,896	1,523	1,011	1,084
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 3/31/2008	737 NG	747	767	777	787
Program accounting quantities	4,000	1,474	1,010	1,000	*
Undelivered units under firm orders[1]	2,175	122	49	362	892
Cumulative firm orders (CFO)[2]	4,728	1,522	1,011	1,070
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 12/31/2007	737 NG	747	767	777	787
Program accounting quantities	3,800	1,474	998	950	*
Undelivered units under firm orders[1]	2,076	125	52	357	817
Cumulative firm orders (CFO)[2]	4,542	1,521	1,011	1,044
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery, scheduled for 2009.
[1]	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired.
[2]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Next-Generation The accounting quantity for the 737 Next-Generation (NG) program increased by 200 units during the three months ended June 30, 2008 and by 400 units for the six months ended June 30, 2008. This is due to the program’s normal progression of obtaining additional orders and delivering aircraft.

747 Program The accounting quantity for the 747 program increased by 25 units during the second quarter of 2008. In the fourth quarter of 2007 we completed firm configuration of the 747-8 Intercontinental airplane and during 2006 we completed firm configuration of the 747-8 Freighter. While there are always risks to development, production and certification schedules in the introduction of a new commercial derivative airplane, deliveries of the first 747-8 Freighter and Intercontinental airplanes are targeted for late 2009 and late 2010.

767 Program On February 29, 2008, the U.S. Air Force announced it had chosen a competitor’s bid over our proposed 767 derivative to build 179 replacement tankers for the Air Force’s aging KC-135 fleet of air-to-air refueling tankers. On March 11, 2008, we filed a formal protest with the Government Accountability Office, citing irregularities with the process of the tanker competition and the evaluation of the competitors’ bids. On June 18, 2008, the Government Accountability Office sustained our protest of the contract award. On July 9, 2008, the U.S. Department of Defense announced it would reopen the competition and intends for the selection to occur near year end.

777 Program Deliveries of the first 777 Freighters are targeted for late 2008.

787 Program We are in the final stages of assembly of airplane number one and planning for flight test. The risks that are always inherent in the latter stages of new airplane program production still remain. We continue to address challenges associated with assembly of the first airplanes, including management of our extended global supply chain, completion and integration of traveled work, weight, and systems integration. In April 2008 we announced a revised plan for the 787. First flight has been moved from the second quarter of 2008 to the fourth quarter of 2008 and deliveries are now expected to begin in the third quarter of 2009 rather than the first quarter of 2009. We continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including delivery delays and supplier assertions associated with such changes. A number of our customers may have contractual remedies that may be implicated by our revised plan for the 787. We will address any customer claims as they arise.

Integrated Defense Systems

IDS Realignment

Effective January 1, 2008, certain programs were realigned between IDS segments and certain environmental remediation contracts (formerly included in N&SS) are included in the Other Segment. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 11.

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Revenues	$15,509	$15,689	$7,934	$7,972
Earnings from operations	$1,497	$1,639	$637	$855
Operating margins	9.7%	10.4%	8.0%	10.7%

(Dollars in millions)	June 30 2008	December 31 2007
Contractual backlog	$45,562	$41,788
Unobligated backlog	25,785	29,893

Revenues

IDS revenues for the six and three months ended June 30, 2008 decreased by $180 million and $38 million, a 1% decrease from the same periods in 2007, resulting from lower volume in the PE&MS and N&SS segments, partially offset by higher volume in the Support Systems segment.

Earnings from Operations

IDS operating earnings for the six and three months ended June 30, 2008 decreased by $142 million and $218 million and operating margins decreased 0.7% and 2.7% when compared to the same periods in 2007. The decreased margins were primarily due to lower margins in the PE&MS segment which resulted from a charge taken on the AEW&C program in the second quarter of 2008.

Backlog

IDS total backlog was $71,347 million at June 30, 2008, a decrease of $334 million from $71,681 million at December 31, 2007. The decrease was primarily due to deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in FCS, C-17 and F/A-18 programs. These decreases were nearly offset by the first quarter 2008 award of a multi-year contract for the V-22 and international orders for F-15 aircraft.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Airborne Laser, E/A-18G, Family of Beyond Line-of-Sight Terminals, FCS, Ground-based Midcourse Defense (GMD), P-8A and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger termination-for-default provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of these programs include AEW&C, international KC-767 Tanker, commercial and military satellites, Vigilare and High Frequency Modernisation.

Precision Engagement and Mobility Systems

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Revenues	$6,549	$6,743	$3,293	$3,416
Earnings from operations	$549	$838	$160	$405
Operating margins	8.4%	12.4%	4.9%	11.9%

(Dollars in millions)	June 30 2008	December 31 2007
Contractual backlog	$23,823	$23,047
Unobligated backlog	10,000	8,625

Revenues

PE&MS revenues for the six and three months ended June 30, 2008 decreased by $194 million and $123 million, a 3% and 4% decrease compared with the same periods in 2007 due to lower deliveries in several programs and lower F-22 volume.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
F/A-18 Models	21	22	11	11
T-45TS Goshawk	3	5	2	3
F-15E Eagle	4	3		3
C-17 Globemaster	8	8	5	4
KC-767 Tanker	2
CH-47 Chinook	4	6	2	1
AH-64 Apache	1	8	1	4
C-40A Clipper		2		1

Total New-Build Production Aircraft	43	54	21	27

Earnings from Operations

PE&MS operating earnings for the six and three months ended June 30, 2008 decreased by $289 million and $245 million, a 34% and 60% decrease from the same periods in 2007. The decreases are primarily due to a charge taken on the AEW&C program in the second quarter of 2008.

Backlog

PE&MS total backlog was $33,823 million at June 30, 2008, a 7% increase from December 31, 2007 primarily due to an increase in the V-22 and F-15 program backlog. These increases were partially offset by deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in the C-17 and F/A-18 programs.

Additional Considerations

Items which could have a future impact on PE&MS operations include the following:

AEW&C During the second quarter of 2008 we recorded a charge of $248 million related to revised cost and revenue estimates to complete the AEW&C programs in Australia and Turkey. The charge is primarily related to our program in Australia and is due to subsystem development issues on the electronic warfare and ground support systems and the additional time required for integration testing. These factors required a revised delivery schedule for the Australian aircraft. These delays are not expected to affect delivery schedules to our other AEW&C customers. The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of a 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle and Peace Eye include four aircraft each. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed.

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

C-17 As of June 30, 2008 we delivered 174 of the 190 C-17 aircraft ordered by the U.S. Air Force (USAF), with final deliveries scheduled for 2009. In June 2007 and April 2008, we directed key suppliers to begin work on 10 and 20 aircraft, respectively, beyond the 190 to support potential Fiscal Year 2008 (FY08) and Fiscal Year 2009 (FY09) orders. Our authorization allowed us to maintain the current C-17 production rate and to provide for cost-effective acquisition of the aircraft. In June 2008, the FY08 supplemental defense spending bill, signed by the President, included funding for up to an additional 15 C-17 aircraft. As of June 30, 2008, inventory expenditures and potential termination liabilities to suppliers, primarily related to FY08 USAF and anticipated calendar year 2008 international orders, totaled approximately $440 million. The House Armed Services Committee included 15 C-17 aircraft in their mark of the FY09 defense authorization. Should these additional orders not materialize, it is reasonably possible that we will decide in 2009 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from our direction to key suppliers to begin working on aircraft beyond the 190 ordered by USAF.

Network and Space Systems

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Revenues	$5,495	$5,680	$2,802	$2,902
Earnings from operations	$504	$405	$237	$257
Operating margins	9.2%	7.1%	8.5%	8.9%

(Dollars in millions)	June 30 2008	December 31 2007
Contractual backlog	$11,024	$9,204
Unobligated backlog	15,463	20,133

Revenues

N&SS revenues for the six and three months ended June 30, 2008 decreased by $185 million and $100 million, a 3% decrease compared with the same periods in 2007. Decreased volume in FCS, satellite and Proprietary programs were partially offset by increased volume on the SBInet program.

Earnings from Operations

N&SS operating earnings for the six months ended June 30, 2008 increased by $99 million, a 24% increase over the same period in 2007. The increase in earnings was primarily due to increased earnings from our investment in United Launch Alliance (ULA) and a favorable settlement in the first quarter of 2008 on a civil satellite program. Earnings in 2007 included unfavorable adjustments for ULA and unfavorable revised cost estimates on a satellite program. N&SS operating earnings for the three months ended June 30, 2008 decreased by $20 million, an 8% decrease from the same period in 2007 due to lower earnings on Proprietary programs.

Backlog

N&SS total backlog was $26,487 million at June 30, 2008 a decrease of 10% from December 31, 2007. The decrease is due to revenues recognized on FCS and proprietary programs, partially offset by increases in the SBInet program.

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

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability of $1,375 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to the inventory supply agreement which ends on March 31, 2021. Since inception, ULA sold $494 million of inventories that were contributed by us. As part of its integration ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. Future decisions regarding the Delta II program could reduce our earnings by up to $100 million.

We agreed to indemnify ULA in the event ULA is unable to obtain re-pricing of certain contracts which we contributed to ULA and to which we believe ULA is entitled. We will be responsible for any shortfall and may record up to $381 million in pre-tax losses related to these contracts.

Sea Launch The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers.

We issued credit guarantees to creditors of the Sea Launch venture to assist it in obtaining financing and other support. In the event we are required to perform on these guarantees, we believe we can recover a portion of the cost (estimated at $489 million) through guarantees from the other venture partners. The components of this exposure are as follows:

(Dollars in millions)	Estimated Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Estimated Net Exposure
Credit guarantees	$454	$182	$272
Partner loans (principal and interest)	493	296	197
Trade receivable from Sea Launch	358	356		$2
Performance guarantees	33		20	13
Subcontract termination	8			8
Other receivables and Inventory	61	40		21

	$1,407	$874	$489	$44

We made no additional capital contributions to the Sea Launch venture during the six months ended June 30, 2008.

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

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) in Note 9 Legal Proceedings.

Support Systems

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Revenues	$3,465	$3,266	$1,839	$1,654
Earnings from operations	$444	$396	$240	$193
Operating margins	12.8%	12.1%	13.1%	11.7%

(Dollars in millions)	June 30 2008	December 31 2007
Contractual backlog	$10,715	$9,537
Unobligated backlog	322	1,135

Revenues

Support Systems revenues for the six and three months ended June 30, 2008 increased by $199 million and $185 million, an increase of 6% and 11% compared with the same periods in 2007. The increases were primarily due to significant revenue growth in several Integrated Logistics programs.

Earnings from Operations

Support Systems operating earnings for the six and three months ended June 30, 2008 increased by $48 million and $47 million compared with the same periods in 2007. Operating margins for the six and three months ended June 30, 2008 increased 0.7% and 1.4%, primarily due to strong performance and changes in the contract mix.

Backlog

Support Systems total backlog was $11,037 million at June 30, 2008, an increase of 3% from December 31, 2007. The increase was due to significant growth in the International Business Operations backlog.

Boeing Capital Corporation

Business Environment and Trends

During the first six months of 2008, rising fuel prices have severely impacted the U.S. airlines, a number of which represent the majority of BCC’s customer financing portfolio. Several airlines have announced plans to reduce the size of their operating fleet, and a number of airlines have entered bankruptcy proceedings. The credit ratings of most major United States airlines have been placed on negative watch by credit agencies. During the second quarter of 2008, the Other segment recognized pre-tax expense of $82 million related to lower U.S. airline customer credit ratings as a result of intercompany guarantees we provide to BCC. Continued problems in the airline industry could have a negative impact on lease rates, airline credit ratings and aircraft valuations, and BCC’s future results of operations could be adversely affected in the form of lower revenues, increased asset impairments, increased allowance for losses and increased redeployment costs. Continued problems in the airline industry could also affect our Commercial Airplanes and Other segment.

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2008	2007	2008	2007
Revenues	$364	$422	$179	$209
Earnings from operations	$106	$143	$45	$70
Operating margins	29%	34%	25%	34%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the six and three months ended June 30, 2008, decreased $58 million and $30 million when compared with the same periods in 2007 primarily due to lower interest income on financing receivables and notes and lower investment income resulting from a lower customer financing portfolio.

Operating Earnings

BCC’s operating earnings are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the six and three months ended June 30, 2008 decreased by $37 million and $25 million reflecting lower revenues, which were partially offset by lower interest expense.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2008	December 31 2007
BCC customer financing and investment portfolio	$6,216	$6,532
Valuation allowance as a % of total receivables	2.1%	2.5%
Debt	$4,311	$4,327
Debt-to-equity ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at June 30, 2008 decreased from December 31, 2007 due to normal portfolio run-off. At June 30, 2008 and December 31, 2007, BCC had $216 million and $86 million of assets that were held for sale or re-lease, of which $46 million and $86 million had firm contracts to be sold or placed on lease. The increase in assets held for sale or re-lease primarily resulted from the return of four aircraft previously leased to ATA Holdings Corp., which filed for bankruptcy protection on April 2, 2008. Additionally, aircraft subject to leases with a carrying value of approximately $412 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $299 million were committed at June 30, 2008.

Restructurings and Restructuring Requests

As of June 30, 2008, BCC has received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value and market rental rates of the returned aircraft.

Other Segment

Other segment revenues for the six and three months ended June 30, 2008 increased by $70 million and $71 million compared with the same periods of 2007 primarily due to the sale of a C-17 aircraft held under operating lease. Other segment losses for the six and three months ended June 30, 2008 increased by $64 and $69 million compared with the same periods of 2007 primarily due to recognition of pre-tax expense of $82 million related to lower U.S. airline customer credit ratings. This amount has been recorded in the Other segment as a result of intercompany guarantees we provide to BCC. Effective January 1, 2008, certain intercompany items were realigned between the Other segment and Unallocated expense. Business segment data for all periods presented have been adjusted to reflect the realignment. In 2006 we exited our Connexion by Boeing business. Although we have not reached final settlements with all customers or suppliers, we do not believe they will have a material adverse effect on our earnings, cash flows and/or financial position.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2008	2007
Net earnings	$2,063	$1,927
Non-cash items	927	877
Changes in working capital	(1,308)	1,558

Net cash provided by operating activities	1,682	4,362
Net cash used by investing activities	(401)	(1,212)
Net cash used by financing activities	(2,733)	(2,123)
Effect of exchange rate changes on cash and cash equivalents	29	11

Net (decrease)/increase in cash and cash equivalents	(1,423)	1,038
Cash and cash equivalents at beginning of year	7,042	6,118

Cash and cash equivalents at end of period	$5,619	$7,156

Operating Activities Net cash provided by operating activities decreased by $2,680 million to $1,682 million during the six months ended June 30, 2008, primarily due to an increase in net working capital. The net working capital increase was driven by a decrease in advances in excess of related costs, primarily due to timing of deliveries, and a decrease in portfolio run-off in customer financing assets compared with the same period in 2007.

Investing Activities Cash used by investing activities decreased to $401 million during the six months ended June 30, 2008 from $1,212 million used during the six months ended June 30, 2007, largely due to reductions in certain investments.

The balance of time deposits, commercial paper and externally managed fixed income instruments classified as investments are summarized in the table below.

(Dollars in millions)	June 30 2008	December 31 2007
Classified as Short-term investments
Time deposits	$1,150	$1,025
Commercial paper	200	799
Externally managed fixed income instruments(1)	401	306

	1,751	2,130
Classified as Investments
Externally managed fixed income instruments(1)	2,811	2,963

	$4,562	$5,093

(1)

Externally managed fixed income instruments consists primarily of investment grade instruments. These investments had an average duration of 1.7 years at June 30, 2008 and are classified as available-for-sale.

Financing Activities Cash used by financing activities increased to $2,733 million during the six months ended June 30, 2008 from $2,123 million during the six months ended June 30, 2007, primarily due to an increase in common shares repurchased of $1,118 million, along with a decrease in stock options exercised of $110 million, partially offset by a decrease in debt repayments of $739 million.

During the six months ended June 30, 2008, we repaid $54 million of debt, including scheduled repayments of $27 million of debt held at BCC. The recorded balance of debt as of June 30, 2008 was $8,156 million, of which $916 million was classified as short-term. This includes $4,311 million of debt recorded at BCC, of which $886 million was classified as short-term. There were no debt issuances during the six months ended June 30, 2008 or 2007.

During the six months ended June 30, 2008, we repurchased 26,574,403 shares at an average price of $78.96 in our open market share repurchase program, and 3,400 shares in stock swaps. During the six months ended June 30, 2007, we repurchased 10,529,025 shares at an average price of $95.05 in our open market share repurchase program, and 25,637 shares in stock swaps. Cash used for treasury share repurchases was $2,064 million for the six months ended June 30, 2008, compared with $946 million for the same period in 2007.

Credit Ratings Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A+

Short-term:
Boeing/BCC	F1	P-1	A-1

Capital Resources We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of June 30, 2008, neither we nor BCC had any outstanding commercial paper issuances.

We believe we have substantial borrowing capability. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements.

As of June 30, 2008, we continue to be in full compliance with all covenants contained in our debt agreements.

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

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $687 million at June 30, 2008. For additional information, see Note 6.

Income Taxes We have recorded a net liability of $1,283 million at June 30, 2008 for uncertain tax positions. For further discussion of these contingencies, see Note 3.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2007.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of June 30, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 1, 2007, the Regional Board responded to the remand from the State Board by amending the permit, and issuing a cease and desist order incorporating some (but not all) relief that we had requested. On December 3, 2007, we filed an administrative appeal of certain portions of the Regional Board’s November 1st action, but asked that the State Board hold the appeal in abeyance as we seek to work cooperatively with the Regional Board to address continuing permit compliance issues. On June 11, 2008, the Regional Board issued a Notice of Violation informing us that the Board has identified 24 discharge violations from our self-monitoring reports covering the period October 1, 2006, through March 31, 2008. Each violation, if established, could give rise to assessment of an administrative penalty of up to $10,000 plus possible additional assessments based upon the volume of water discharged. We are working with the Board staff to review and address the Notice.

In November 2005, we received a grand jury subpoena from the U.S. Attorney’s office in Los Angeles seeking documents from 2001 onward pertaining to our NPDES permit compliance status under the federal Clean Water Act (CWA). We maintain that no criminal violations of the CWA have occurred and that the incidents are being appropriately addressed by civil administrative actions undertaken by the Regional Board. We have produced the documents requested by the subpoena, and made our last submission in February 2007. We have recently been informed by federal investigators that the criminal investigation pursuant to the CWA has been closed.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended June 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
4/1/2008 thru 4/30/2008	4,624,542	$77.86	4,622,400	$4,997
5/1/2008 thru 5/31/2008	2,417,400	$84.45	2,417,400	$4,793
6/1/2008 thru 6/30/2008	3,981,068	$74.05	3,981,068	$4,498

TOTAL	11,023,010	$77.93	11,020,868

(1)

We repurchased an aggregate of 11,020,868 shares of our common stock in the open market pursuant to our repurchase program. On October 29, 2007, our Board of Directors approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. Outside of the Program, we purchased an aggregate of 2,142 shares in swap transactions.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on April 28, 2008.

(b)	In an uncontested election, eleven nominees of the Board of Directors were elected for one-year terms expiring on the date of the annual meeting in 2009. The votes were as follows:

	For	Against	Abstain
John H. Biggs	614,311,864	16,014,191	15,872,497
John E. Bryson	572,459,238	57,803,622	15,935,692
Arthur D. Collins, Jr.	619,613,570	10,654,310	15,930,671
Linda Z. Cook	593,020,391	37,468,451	15,709,710
William M. Daley	618,448,397	11,948,621	15,801,534
Kenneth M. Duberstein	603,164,921	26,981,759	16,051,872
James L. Jones	593,161,435	37,167,077	15,870,039
Edward M. Liddy	609,628,581	20,447,002	16,122,968
John F. McDonnell	610,383,278	20,870,852	14,944,423
W. James McNerney, Jr.	616,458,088	14,785,541	14,954,923
Mike S. Zafirovski	592,342,849	38,021,166	15,834,537

(c)	The results of voting on Proposals 2 through 9 (as numbered in the 2008 Proxy Statement*) were as follows:

2.	Advisory vote on appointment of Deloitte & Touche LLP as independent auditors:

Number of Votes
For	618,042,125
Against	13,922,091
Abstain	14,234,337
Broker non-votes	0

3.	Shareholder proposal on disclosure of foreign military sales:

Number of Votes
For	39,924,872
Against	402,184,940
Abstain	91,441,523
Broker non-votes	112,647,217

4.	Shareholder proposal on health care principles:

Number of Votes
For	34,688,702
Against	407,582,563
Abstain	91,280,464
Broker non-votes	112,646,823

6.	Shareholder proposal on independent lead director:

Number of Votes
For	197,758,900
Against	319,120,187
Abstain	16,672,248
Broker non-votes	112,647,217

7.	Shareholder proposal on performance-based stock options:

Number of Votes
For	174,412,419
Against	344,864,471
Abstain	14,274,838
Broker non-votes	112,646,823

8.	Shareholder proposal on advisory vote on named executive officer compensation:

Number of Votes
For	234,460,734
Against	267,293,426
Abstain	31,797,569
Broker non-votes	112,646,823

9.	Shareholder proposal on future severance arrangements:

Number of Votes
For	192,029,088
Against	312,689,346
Abstain	28,827,009
Broker non-votes	112,653,109

*	Proposal 5 on human rights policies was withdrawn by the proponent before the annual meeting.

Item 6. Exhibits

(a)	Exhibits:

(3)	Articles of Incorporation and By-Laws.

(i) By-Laws, as amended and restated on April 28, 2008 (Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated April 28, 2008).

(10)	Material Contracts.

(i) Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated effective January 1, 2009.

(ii) Compensation for Directors of The Boeing Company.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 22, 2008	/S/ HARRY S. MCGEE III
(Date)	Harry S. McGee III
Vice President Finance
& Corporate Controller
(Chief Accounting Officer)