Form 10-Q
period 2008-09-30
BOEING CO
filed 2008-10-22
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 17, 2008, there were 732,834,090 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 28 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2008

Part I. Financial Information

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Sales of products	$40,393	$42,193	$12,407	$14,177
Sales of services	7,852	6,717	2,886	2,340

Total revenues	48,245	48,910	15,293	16,517

Cost of products	(32,736)	(33,471)	(10,311)	(11,331)
Cost of services	(6,179)	(5,386)	(2,176)	(1,803)
Boeing Capital Corporation interest expense	(173)	(225)	(54)	(73)

Total costs and expenses	(39,088)	(39,082)	(12,541)	(13,207)

	9,157	9,828	2,752	3,310
Income from operating investments, net	195	100	72	11
General and administrative expense	(2,350)	(2,735)	(740)	(931)
Research and development expense, net	(2,811)	(2,857)	(937)	(869)
Gain/(loss) on dispositions/business shutdown, net	2	(22)		(22)

Earnings from operations	4,193	4,314	1,147	1,499
Other income, net	257	355	55	139
Interest and debt expense	(145)	(139)	(49)	(47)

Earnings before income taxes	4,305	4,530	1,153	1,591
Income tax expense	(1,565)	(1,499)	(470)	(482)

Net earnings from continuing operations	2,740	3,031	683	1,109
Net gain on disposal of discontinued operations, net of taxes of $10, $6, $6 and $2	18	10	12	5

Net earnings	$2,758	$3,041	$695	$1,114

Basic earnings per share from continuing operations	$3.78	$3.98	$0.95	$1.46
Net gain on disposal of discontinued operations, net of taxes	0.02	0.02	0.02	0.01

Basic earnings per share	$3.80	$4.00	$0.97	$1.47

Diluted earnings per share from continuing operations	$3.74	$3.91	$0.94	$1.43
Net gain on disposal of discontinued operations, net of taxes	0.02	0.01	0.02	0.01

Diluted earnings per share	$3.76	$3.92	$0.96	$1.44

Cash dividends paid per share	$1.20	$1.05	$0.40	$0.35

Weighted average diluted shares (millions)	734.2	776.2	721.9	773.4

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	September 30 2008	December 31 2007
Assets
Cash and cash equivalents	$4,186	$7,042
Short-term investments	591	2,266
Accounts receivable, net	5,814	5,740
Current portion of customer financing, net	193	328
Deferred income taxes	2,408	2,341
Inventories, net of advances and progress billings	11,149	9,563

Total current assets	24,341	27,280
Customer financing, net	5,989	6,777
Property, plant and equipment, net of accumulated depreciation of $12,257 and $11,915	8,686	8,265
Goodwill	3,530	3,081
Other acquired intangibles, net	2,208	2,093
Deferred income taxes	183	197
Investments	3,717	4,111
Pension plan assets, net	6,497	5,924
Other assets, net of accumulated amortization of $389 and $385	1,368	1,258

Total assets	$56,519	$58,986

Liabilities and shareholders’ equity
Accounts payable and other liabilities	$16,427	$16,676
Advances and billings in excess of related costs	11,793	13,847
Income taxes payable	752	253
Short-term debt and current portion of long-term debt	390	762

Total current liabilities	29,362	31,538
Deferred income taxes	1,435	1,190
Accrued retiree health care	7,165	7,007
Accrued pension plan liability, net	1,102	1,155
Non-current income taxes payable	1,132	1,121
Other long-term liabilities	392	516
Long-term debt	7,217	7,455
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 and 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	3,792	4,757
Treasury shares, at cost – 278,118,187 and 244,217,170	(17,425)	(14,842)
Retained earnings	23,360	21,376
Accumulated other comprehensive loss	(4,466)	(4,596)
ShareValue Trust shares – 28,192,067 and 31,362,850	(1,608)	(2,752)

Total shareholders’ equity	8,714	9,004

Total liabilities and shareholders’ equity	$56,519	$58,986

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2008	2007
Cash flows – operating activities:
Net earnings	$2,758	$3,041
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	159	266
Depreciation	952	975
Amortization of other acquired intangibles	122	116
Amortization of debt discount/premium and issuance costs	8	7
Investment/asset impairment charges, net	21	5
Customer financing valuation provision/(benefit)	73	(52)
Gain on disposal of discontinued operations	(28)	(16)
Gain on dispositions/business shutdown, net	(2)	22
Other charges and credits, net	83	120
Excess tax benefits from share-based payment arrangements	(100)	(141)
Changes in assets and liabilities –
Accounts receivable	(145)	(358)
Inventories, net of advances and progress billings	(1,670)	(146)
Accounts payable and other liabilities	172	470
Advances and billings in excess of related costs	(2,061)	747
Income taxes receivable, payable and deferred	733	1,195
Other long-term liabilities	(157)	1
Pension and other postretirement plans	(159)	287
Customer financing, net	628	1,254
Other	(147)	(102)

Net cash provided by operating activities	1,240	7,691

Cash flows – investing activities:
Property, plant and equipment additions	(1,229)	(1,282)
Property, plant and equipment reductions	16	22
Acquisitions, net of cash acquired	(490)	(75)
Contributions to investments	(6,372)	(2,673)
Proceeds from investments	8,399	2,563
Purchase of distribution rights	(151)	(152)

Net cash provided/(used) by investing activities	173	(1,597)

Cash flows – financing activities:
New borrowings	5	28
Debt repayments	(616)	(1,007)
Repayments of distribution rights financing	(210)
Stock options exercised, other	43	196
Excess tax benefits from share-based payment arrangements	100	141
Employee taxes on certain share-based payment arrangements	(81)
Common shares repurchased	(2,583)	(1,817)
Dividends paid	(901)	(826)

Net cash used by financing activities	(4,243)	(3,285)

Effect of exchange rate changes on cash and cash equivalents	(26)	21

Net (decrease)/increase in cash and cash equivalents	(2,856)	2,830
Cash and cash equivalents at beginning of year	7,042	6,118

Cash and cash equivalents at end of period	$4,186	$8,948

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2007	$5,061	$4,655	($12,459)	($2,754)	$18,453	($8,217)	$4,739

Net earnings					4,074		4,074
Unrealized gain on derivative instruments, net of tax of ($58)						97	97
Unrealized gain on certain investments, net of tax of ($11)						17	17
Reclassification adjustment for gains realized in net earnings, net of tax of $13						(21)	(21)
Currency translation adjustment						87	87
Postretirement liability adjustment, net of tax of ($1,948)						3,441	3,441

Comprehensive income							7,695

Share-based compensation		287					287
ShareValue Trust activity		(2)		2
Tax benefit related to share-based plans		18					18
Excess tax pools		85					85
Treasury shares issued for stock options exercised, net		(32)	241				209
Treasury shares issued for other share-based plans, net		(254)	151				(103)
Treasury shares repurchased			(2,775)				(2,775)
Cash dividends declared ($1.45 per share)					(1,129)		(1,129)
Dividends related to Performance Share payout					(11)		(11)
FIN 48 transition amount					(11)		(11)

Balance December 31, 2007	$5,061	$4,757	($14,842)	($2,752)	$21,376	($4,596)	$9,004

Net earnings					2,758		2,758
Unrealized loss on derivative instruments, net of tax of $32						(53)	(53)
Unrealized loss on certain investments, net of tax of $41						(69)	(69)
Reclassification adjustment for losses realized in net earnings, net of tax of $6						10	10
Currency translation adjustment						(55)	(55)
Postretirement liability adjustment, net of tax of ($242)						205	205

Comprehensive income							2,796

Share-based compensation and related dividend equivalents		182			(4)		178
ShareValue Trust activity		(1,148)		1,049			(99)
Excess tax pools		99					99
Treasury shares issued for stock options exercised, net		(9)	52				43
Treasury shares issued for other share-based plans, net		(89)	61				(28)
Treasury shares repurchased			(2,601)				(2,601)
Treasury shares transfer			(95)	95
Cash dividends declared ($0.80 per share)					(592)		(592)
SFAS 158 transition amount, net of tax of $50					(178)	92	(86)

Balance September 30, 2008	$5,061	$3,792	($17,425)	($1,608)	$23,360	($4,466)	$8,714

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Revenues:
Commercial Airplanes	$23,674	$24,520	$6,946	$8,258
Integrated Defense Systems:
Boeing Military Aircraft	10,326	10,122	3,777	3,379
Network and Space Systems	8,479	8,633	2,984	2,953
Global Services and Support	5,201	4,939	1,736	1,673

Total Integrated Defense Systems	24,006	23,694	8,497	8,005
Boeing Capital Corporation	535	619	171	197
Other	527	234	300	77
Accounting differences/eliminations	(497)	(157)	(621)	(20)

Total revenues	$48,245	$48,910	$15,293	$16,517

Earnings from operations:
Commercial Airplanes	$2,154	$2,611	$394	$945
Integrated Defense Systems:
Boeing Military Aircraft	922	1,251	373	413
Network and Space Systems	805	570	301	165
Global Services and Support	624	640	180	244

Total Integrated Defense Systems	2,351	2,461	854	822
Boeing Capital Corporation	143	204	37	61
Other	(233)	(165)	(48)	(44)
Unallocated expense	(222)	(797)	(90)	(285)

Earnings from operations	4,193	4,314	1,147	1,499
Other income, net	257	355	55	139
Interest and debt expense	(145)	(139)	(49)	(47)

Earnings before income taxes	4,305	4,530	1,153	1,591
Income tax expense	(1,565)	(1,499)	(470)	(482)

Net earnings from continuing operations	2,740	3,031	683	1,109
Net gain on disposal of discontinued operations, net of taxes of $10, $6, $6 and $2	18	10	12	5

Net earnings	$2,758	$3,041	$695	$1,114

Research and development expense:
Commercial Airplanes	$2,108	$2,192	$705	$635
Integrated Defense Systems:
Boeing Military Aircraft	362	340	121	118
Network and Space Systems	227	223	73	80
Global Services and Support	112	77	38	28

Total Integrated Defense Systems	701	640	232	226
Other	2	25		8

Total research and development expense	$2,811	$2,857	$937	$869

This information is an integral part of the Notes to Condensed Consolidated Financial Statements. See Note 11 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2008, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2007 Annual Report on Form 10-K. Certain business segment data has been reclassified to conform to the current period’s presentation. See Note 11.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share are as follows:

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Weighted average shares outstanding	724.5	754.0	714.6	750.1
Participating securities	2.7	8.6	2.9	9.2

Basic weighted average shares outstanding	727.2	762.6	717.5	759.3
Dilutive potential common shares	7.0	13.6	4.4	14.1

Diluted weighted average shares outstanding	734.2	776.2	721.9	773.4

The numerator used to compute diluted earnings per share is as follows:

	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Net earnings	$2,758	$3,041	$695	$1,114
Expense related to diluted shares		2

Total numerator	$2,758	$3,043	$695	$1,114

Basic earnings per share is calculated by the sum of (1) net earnings less declared dividends and dividend equivalents related to share-based compensation divided by the basic weighted average shares outstanding and (2) declared dividends and dividend equivalents related to share-based compensation divided by the weighted average shares outstanding.

The weighted average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Stock options	14.7		15.8	5.1
Stock units	0.2		0.3
Performance Shares	0.7	0.7	0.7	0.7
Performance Awards	2.8	2.6	2.8	2.6
ShareValue Trust	12.6	25.5	12.6	24.2

Note 3 – Income Taxes

The effective tax rates were 36.4% and 33.1% for the nine months ended September 30, 2008 and 2007. The increase in the effective tax rate as compared with the prior year was primarily due to Research and Development tax credit benefits that existed in 2007, but did not exist in 2008. The Research and Development tax credit reduced the 2007 tax rate by 2.4%. The effective tax rates were 40.8% and 30.3% for the three months ended September 30, 2008 and 2007. The increase in the effective tax rate as compared with the prior year was primarily due to provision adjustments related to prior years and the absence of the Research and Development tax credit in 2008. Effective December 31, 2007, the U.S. Research and Development tax credit expired. As part of the Emergency Economic Stabilization Act of 2008, the credit was legislatively reinstated on October 3, 2008 for 2008 and 2009. The 2008 benefit will be reflected in the fourth quarter of 2008.

We have filed appeals with the Internal Revenue Service (IRS) for 1998-2003. The IRS examination for 2004-2006 began during the nine months ended September 30, 2008. We are also subject to examination in major state and international jurisdictions for the 2001-2007 tax years, for which no individually material unrecognized tax benefits exist. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

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

Note 4 – Inventories

Inventories consisted of the following:

	September 30 2008	December 31 2007
Long-term contracts in progress	$13,142	$13,159
Commercial aircraft programs[1]	16,812	11,710
Commercial spare parts, used aircraft, general stock materials and other	3,680	3,401

	33,634	28,270
Less advances and progress billings	(22,485)	(18,707)

	$11,149	$9,563

[1]	Includes deferred production costs and unamortized tooling related to the 777 program of $1,112 and $253 as of September 30, 2008 and $1,043 and $256 as of December 31, 2007.

Delta launch program inventories that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021 are included in long-term contracts in progress inventories. At September 30, 2008 and December 31, 2007, the inventory balance was $1,822 and $1,827. As part of its integration ULA is continuing to assess the future of the Delta II program. Future decisions regarding the Delta II program could reduce our earnings by up to $90. See Note 5.

Inventories included $235 and $234 subject to claims or other uncertainties relating to the A-12 program as of September 30, 2008 and December  31, 2007. See Note 9.

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

As of September 30, 2008	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,101	$4,094	$7
Indemnifications to ULA**	1,210		7
Residual value guarantees	51	50	10
Credit guarantees related to the Sea Launch venture	454	272	182
Other credit guarantees	184	170	14
Performance guarantees	14

As of December 31, 2007	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,284	$4,275	$7
Indemnifications to ULA**	1,221		7
Residual value guarantees	103	96	16
Credit guarantees related to the Sea Launch venture	457	274	183
Other credit guarantees	43	14	1
Performance guarantees	48	20

*	Amounts included in Accounts payable and other liabilities

**	Amount includes indemnification payments related to contributed Delta launch program inventory of $839 and $917 plus indemnification payments of $348 and $289 related to the pricing of certain contracts, $23 and $15 related to miscellaneous Delta vendor contracts at September 30, 2008 and December 31, 2007.

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

Indemnifications to ULA We agreed to indemnify ULA against potential losses that ULA may incur from certain contracts contributed by us. In the event ULA is unable to obtain certain additional contract pricing to which we believe ULA is entitled, we will be responsible for any shortfall and may record up to $386 in pre-tax losses. The term of the indemnification is tied to the resolution of this matter with the customer.

We agreed to indemnify ULA in the event that $1,375 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA sold $522 of inventories that were contributed by us.

Residual Value Guarantees We have issued various residual value guarantees principally to facilitate the sale of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire within the next 10 years.

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

Other Credit Guarantees We have issued credit guarantees, principally to facilitate the sale and/or financing of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor or certain specified services are not performed. A substantial portion of these guarantees have been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft and certain other assets. Current outstanding credit guarantees expire within the next 12 years.

Performance Guarantees We have outstanding performance guarantees. Pursuant to those guarantees we would be required to make payments in the event our joint venture investees fail to perform specified services. If we make payments due to non-performance, we have guarantees from the other venture partners who are obligated to reimburse us for a portion of any guarantee payments we may make related to the performance guarantee. Current performance guarantees expire within the next 9 years.

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

Note 6 – Other Commitments and Contingencies

Environmental Matters

For the nine months ended September 30, 2008 and 2007, the aggregate amounts of liabilities recorded relative to environmental matters were as follows:

	Environmental Liabilities*
	2008	2007
Beginning balance – January 1	$679	$583
Reductions for payments made	(62)	(46)
Changes in estimates	114	42

Ending balance – September 30	$731	$579

*	Amounts included in Accounts payable and other liabilities.

The liabilities recorded represent our best estimate of costs expected to be incurred to remediate, operate, and maintain sites over periods of up to 30 years. It is reasonably possible that we may incur additional charges because of regulatory complexities, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites based on our experience and existing laws and regulations. At September 30, 2008 and December 31, 2007 our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $1,222 and $1,191.

Product Warranties

The following table summarizes product warranty activity recorded during the nine months ended September 30, 2008 and 2007.

	Product Warranty Liabilities*
	2008	2007
Beginning balance – January 1	$962	$761
Additions for current year deliveries	128	137
Reductions for payments made	(175)	(164)
Changes in estimates	16	161

Ending balance – September 30	$931	$895

*	Amounts included in Accounts payable and other liabilities.

Discontinued Operations and Business Shutdowns

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as certain events of default and repossession. As of September 30, 2008, our maximum exposure to loss associated with the loss sharing arrangement was $232. As of September 30, 2008 and December 31, 2007, the accrued liability under the loss sharing arrangement was $39 and $59.

During August 2006, we decided that we would exit the Connexion by Boeing high speed broadband communications business. We have not reached final settlements with all customers or suppliers. We do not believe the final settlements will have a material effect on our financial position, results of operations or cash flow.

Commercial Aircraft Commitments

In conjunction with signing a definitive agreement for the sale of new aircraft, we entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,053 and $924 as of September 30, 2008 and December 31, 2007. We anticipate that a significant portion of these commitments will not be exercised by customers. There were no probable contractual trade-in commitments as of September 30, 2008. Trade-in commitment agreements have expiration dates from 2009 through 2017.

C-17

As of September 30, 2008 we delivered 178 of the 190 C-17 aircraft ordered by the U.S. Air Force (USAF), with final deliveries scheduled for 2009. In June 2007 and April 2008, we directed key suppliers to begin work on 10 and 20 aircraft, respectively, beyond the 190 to support potential Fiscal Year 2008 (FY08) and Fiscal Year 2009 (FY09) orders and anticipated international orders. Our authorizations allowed us to maintain the current C-17 production rate and to provide for cost-effective acquisition of the aircraft. As of September 30, 2008, inventory expenditures and potential termination liabilities to suppliers, primarily related to the anticipated FY08 USAF order, totaled approximately $525. In June 2008, the FY08 supplemental defense spending bill, signed by the President, included funding for up to an additional 15 C-17 aircraft. We anticipate that the USAF will place these aircraft on contract later this year. There continues to be substantial interest in purchasing additional C-17 aircraft from both the U.S. government and international customers. The National Defense Authorization Act recently signed into law by the President authorizes the procurement of six additional C-17s in FY09. However, funding would need to be addressed in a future defense appropriations bill. Should additional orders not materialize, it is reasonably possible that we will decide in 2009 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from our direction to key suppliers to begin working on aircraft beyond the 190 ordered by the USAF.

Customer Financing Exposure and Commitments

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations were as follows:

	September 30 2008	December 31 2007
717 Aircraft ($701 and $719 accounted for as operating leases)*	$2,392	$2,472
757 Aircraft ($793 and $836 accounted for as operating leases)*	1,009	1,064
767 Aircraft ($193 and $196 accounted for as operating leases)	566	599
MD-11 Aircraft ($544 and $528 accounted for as operating leases)*	544	528
737 Aircraft ($451 and $485 accounted for as operating leases)	464	518
777 Aircraft ($0 accounted for as operating leases)	87	96

*	Out of production aircraft

In September 2008, we agreed to a restructuring of lease terms with Midwest Airlines, which includes a requirement for Midwest to return 16 717 aircraft commencing in September 2008 and to be completed by the end of 2008. We are pursuing remarketing options for the aircraft returned to date and expected to be returned in the future. We do not expect that the return of these aircraft as a result of this restructuring will have a material effect on our financial position, results of operations or cash flow.

As of September 30, 2008 and December 31, 2007, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $203 and $240. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of September 30, 2008 and December 31, 2007, Accounts payable and other liabilities included $33 and $42 attributable to adverse commitments under these lease arrangements.

Financing Commitments

Financing commitments totaled $9,496 and $8,350 as of September 30, 2008 and December 31, 2007. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances given the current capital market disruptions that we will not be required to fund greater amounts than historically required.

In connection with the formation of ULA, we and Lockheed Martin Corporation each committed to provide up to $25 in additional capital contributions and we each have agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements during the 5 year period following December 1, 2006. ULA did not request any funds under the line of credit as of September 30, 2008.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $5,828 and $4,973 as of September 30, 2008 and December 31, 2007.

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

Note 7 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$713	$719	$238	$240
Interest cost	2,113	2,011	705	670
Expected return on plan assets	(2,852)	(2,623)	(951)	(874)
Amortization of prior service costs	154	148	50	49
Recognized net actuarial loss	295	571	99	190

Net periodic benefit cost	$423	$826	$141	$275

Net periodic benefit cost included in Earnings from operations	$583	$781	$176	$278

	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefit Plans	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$95	$102	$32	$34
Interest cost	344	355	115	119
Expected return on plan assets	(7)	(6)	(3)	(2)
Amortization of prior service costs	(70)	(66)	(23)	(22)
Recognized net actuarial loss	64	119	21	39

Net periodic benefit cost	$426	$504	$142	$168

Net periodic benefit cost included in Earnings from operations	$418	$481	$132	$164

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

During the nine months ended September 30, 2008 and 2007, we made discretionary pension contributions of $531 and $563. Additional pension contributions are possible in 2008. We expect to contribute approximately $15 to our OPEB plans in 2008. During the nine months ended September 30, 2008 and 2007, we made contributions to our OPEB plans of $11 and $11.

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

Performance Awards

On February 25, 2008, we also granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2010. The minimum amount is $0 and the maximum amount we could be required to payout for the 2008 Performance Awards is $303.

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds our common stock, receives dividends, and distributes to employees the appreciation in value above a 3% per annum threshold rate of return at the end of each period. The Trust was split between two funds, “fund 1” and “fund 2”, upon its initial funding.

Based on the average stock price of $66.15 as of June 30, 2008, the market value of fund 2 exceeded the threshold of $1,028 by $236. This excess was paid in Boeing common stock, except for partial shares and distributions to non-U.S. employees and beneficiaries of deceased participants, which was paid in cash. After employee withholding taxes of $81, which were recorded as a liability in the second quarter of 2008 and were paid in the third quarter of 2008, 2.1 million shares of common stock were distributed to participants during the third quarter of 2008. These distributions were recorded as a deduction to Additional paid-in capital. In addition, related employer payroll taxes of $18 were expensed in the second quarter of 2008.

If on June 30, 2010, the market value of fund 1 exceeds $1,130, the amount in excess of the threshold will be distributed to employees in shares of common stock. As of September 30, 2008 the market value of Fund 1 was $713.

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

A-12 Litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2008, inventories included approximately $585 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. government one-half of the unliquidated progress payments of $1,350 plus statutory interest from

February 1991 (currently totaling approximately $1,400). In that event, our loss would total approximately $1,646 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,107, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2008. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. The appeal is anticipated to be argued in the fourth quarter of 2008 and a decision rendered in 2009.

Employment and Benefits Litigation

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

A second alleged class action involving our sale of the Wichita facility to Spirit was filed on February 21, 2007, in the U.S. District Court for the District of Kansas. The case is also brought under ERISA, and, in general, claims that we have not properly provided benefits to certain categories of former employees affected by the sale. On May 22, 2008, plaintiffs filed a third amended complaint and on June 3, 2008, filed a motion to certify a class. On July 14, 2008, the court granted class certification for the purpose of adjudicating liability for the class of employees who went to work for Spirit, and deferred class certification motions for the class of employees who did not go to work for Spirit.

On September 13, 2006, two UAW Local 1069 retirees filed a class action lawsuit in the U.S. District Court for the Middle District of Tennessee alleging that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the Labor-Management Relations Act and §502(a)(1)(B) of ERISA. On September 15, 2006, we filed a lawsuit in the U.S. District Court for the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a declaratory judgment confirming that we have the legal right to make changes to these medical benefits. On June 4, 2007, the Middle District of Tennessee ordered that its case be transferred to the Northern District of Illinois. The two cases were consolidated on September 24, 2007. The UAW filed a Motion to file a Second Amended Complaint on October 26, 2007 in which it sought to drop the retirees’ claim for vested lifetime benefits based on successive collective bargaining agreements and instead allege that the current collective bargaining agreement is the sole alleged source of rights to retiree medical benefits. We opposed the motion. On January 17, 2008, the court granted the motion to amend the complaint on the condition that the lifetime retiree benefits claims are to be dismissed with prejudice. In addition, both parties filed Motions for Class Certification on November 16, 2007 and filed briefs on class certification on February 28, 2008. The parties filed cross-motions for summary judgment on May 27, 2008. Both the class certification motions and the summary judgment motions are currently pending before the court. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the VIP Plan), alleged that fees and expenses incurred by the VIP Plan were and are unreasonable and excessive, not incurred solely for the benefit of the VIP Plan and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs filed a motion to certify the class, which we opposed. On December 14, 2007, the court granted plaintiffs leave to file an amended complaint, which complaint added our Employee Benefits Investment Committee as a defendant and included new allegations regarding alleged breach of fiduciary duty. The stay of proceedings entered by the court on September 10, 2007, pending resolution by the U.S. Court of Appeals for the Seventh Circuit of Lively v. Dynegy, Inc., was lifted on April 3, 2008, after notification that the Lively case had settled. On April 16, 2008, plaintiffs sought leave to file a second amended complaint, which we opposed, that would add investment performance allegations. On August 22, 2008, the court granted plaintiffs leave to file their second amended complaint. Plaintiffs filed the second amended complaint on August 25, 2008. On September 29, 2008, the court granted plaintiffs’ motion to certify the class of current, past and future participants or beneficiaries in the VIP Plan. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

BSSI/ICO Litigation

On August 16, 2004, Boeing Satellite Systems International, Inc. (BSSI) filed a complaint for declaratory relief against ICO Global Communications (Operations), Ltd. (ICO) in Los Angeles County Superior Court. BSSI’s suit seeks a declaration that ICO’s prior termination of two contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, economic duress, fraud, unfair competition, and other claims. ICO added us as a defendant in October 2005 to some of these claims and also sued us for interference with contract and misappropriation of trade secrets. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (ICO Holdings), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. Trial commenced on June 19, 2008, with ICO seeking to recover approximately $2,000 in damages, including all monies paid to BSSI and Boeing Launch Services, plus punitive damages and other unspecified damages and relief. The parties concluded closing arguments on September 12, 2008.

On October 21, 2008, the jury returned its verdict awarding damages against BSSI in the amount of $371 plus interest, with Boeing being jointly liable for $91 of that amount, based upon findings of contract breach and fraud. The amount of punitive damages to be awarded, if any, will be considered in a separate trial hearing scheduled for October 28, 2008. No judgment will be entered until the Court has determined the interest amount, the punitive damages hearing has concluded and a verdict has been rendered. We expect to file post-trial motions seeking to overturn the verdict or, in the alternative, for a new trial. If those motions are denied, we expect to file an appeal on multiple grounds. We believe that we would have substantial arguments on appeal, which we will pursue vigorously if necessary.

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

We notified our responsible insurers of the arbitration request. On May 26, 2006, a group of these insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligations under our insurance and reinsurance policies relating to the Thuraya ICC arbitration. We believe the insurers’ position lacks merit. On May 25, 2007, the court issued an order staying further proceedings in the coverage action pending completion of the arbitration. Insurers appealed the stay order but, on June 30, 2008, the Illinois Court of Appeals rejected the appeal and affirmed the order granting the stay. Insurers filed a Petition for Rehearing on July 18, 2008, on the stay order.

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

On April 26, 2007, a group of our insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under our insurance and reinsurance policies relating to the Telesat Anik F1 arbitration. On June 12, 2008, the court granted the insurers’ motion for summary judgment, concluding that our insurance policy excluded the kinds of losses alleged by Telesat. We disagree with the court’s conclusion, sought reconsideration from the trial court on July 14, 2008, and, if reconsideration is denied, expect to appeal the decision.

BSSI/Superbird-6 Litigation

On December 1, 2006, BSSI was served with an arbitration demand in subrogation brought by insurers for Space Communications Corporation alleging breach of warranty, breach of contract and gross negligence relating to the Superbird-6 communications satellite, which suffered a low perigee event shortly after launch in April 2004. The low orbit allegedly damaged the satellite, and a subsequent decision to de-orbit the satellite was made less than 12 months after launch. The model 601 satellite was manufactured by BSSI and delivered for launch by International Launch Services on an Atlas launch vehicle. The insurers seek to recover in excess of $240 from BSSI. We believe the insurers’ claims lack merit and intend to vigorously defend against them. The arbitration hearing commenced on October 13, 2008.

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

		Fair Value Measurements at September 30, 2008
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$948	$948
Available-for-sale investments:
Debt:
Marketable securities	3,325	972	$2,353
Enhanced equipment trust certificate	6		6
Equity	10	10
Derivatives	73		73

Total	$4,362	$1,930	$2,432

		Fair Value Measurements at September 30, 2008
Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(4)		$(4)

Total	$(4)		$(4)

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

For the nine months ended September 30, 2008, impaired receivables with a carrying amount of $13 were written down to their fair value of $8, which was determined using observable inputs (Level 2). The fair value of impaired receivables is based on the market value for the related aircraft collateral.

Note 11 – Business Segment Data

IDS Realignment

Effective January 1, 2008, certain programs were realigned between Integrated Defense Systems segments. In addition, certain environmental remediation contracts (formerly included in Network and Space Systems) were transferred to the Other Segment. Certain intercompany items were also realigned between the Other Segment and Unallocated expense. Business segment data for all periods presented have been adjusted to reflect the realignment.

Segment Name Changes

In the third quarter of 2008 we changed the names of the Precision Engagement and Mobility Systems segment to Boeing Military Aircraft and the Support Systems segment to Global Services and Support.

Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins. See page 5 for a Summary of Business Segment Data, which is an integral part of this note.

Intersegment revenues, eliminated in Accounting differences/eliminations, are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Commercial Airplanes	$1,076	$306	$743	$50
Boeing Capital Corporation	67	79	26	24
Other		2

Total	$1,143	$387	$769	$74

Unallocated expense includes costs not attributable to business segments. Unallocated expense also includes the impact of cost measurement differences between Generally Accepted Accounting Principles and federal cost accounting standards as well as intercompany profit eliminations. The most significant items not allocated to segments are shown in the following table.

	Nine months ended September 30		Three months ended September 30
Unallocated expense	2008	2007	2008	2007
Share-based plans	$(115)	$(227)	$(70)	$(58)
Deferred compensation	136	(117)	55	(54)
Pension	(194)	(420)	(51)	(149)
Postretirement	(60)	(93)	(20)	(34)
Capitalized interest	(38)	(36)	(11)	(13)
Other	49	96	7	23

Total	$(222)	$(797)	$(90)	$(285)

The carrying amount of goodwill by reportable segment is summarized in the following table:

	September 30 2008	December 31 2007
Commercial Airplanes	$1,475	$1,400
Boeing Military Aircraft	961	603
Network and Space Systems	908	901
Global Services and Support	186	177

	$3,530	$3,081

The above reflects goodwill related to four acquisitions during 2008, including goodwill based on the preliminary allocation of the purchase price of a third quarter acquisition.

Assets	September 30 2008	December 31 2007
Commercial Airplanes	$14,735	$12,317
Integrated Defense Systems:
Boeing Military Aircraft	5,740	5,283
Network and Space Systems	7,127	6,924
Global Services and Support	3,259	3,063

Total Integrated Defense Systems	16,126	15,270
Boeing Capital Corporation	6,070	6,581
Other	1,235	1,735
Unallocated	18,353	23,083

Total assets	$56,519	$58,986

Liabilities
Commercial Airplanes	$15,077	$16,151
Integrated Defense Systems:
Boeing Military Aircraft	3,842	4,024
Network and Space Systems	1,299	1,282
Global Services and Support	1,311	1,491

Total Integrated Defense Systems	6,452	6,797
Boeing Capital Corporation	4,148	4,763
Other	803	810
Unallocated	21,325	21,461

Total liabilities	$47,805	$49,982

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2008, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, of cash flows for the nine-month periods ended September 30, 2008 and 2007, and the related condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2008. These interim financial statements are the responsibility of the Company’s management.

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

October 21, 2008

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “targets,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	the effect of economic conditions in the United States and globally;

•	the adequacy of coverage, by allowance for losses, of risks related to our non-U.S. accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplane revenues and successful execution of our backlog in this segment;

•	the timing and effects of decisions to complete or launch a Commercial Airplane program;

•	the ability to successfully develop and timely produce the 787 and 747-8 aircraft;

•	the effect of political and legal processes, changing priorities or reductions in the U.S. government or international government defense, including C-17 aircraft, and space budgets on our revenues;

•	the negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger traffic and revenue yields in the airline industry;

•	the impact of volatile fuel prices and the airline industry response;

•	the effect of valuation decline of our aircraft;

•	the impact of airline bankruptcies on our revenues or operating results;

•	the continuation of historical costs for fleet support services;

•	the receipt of estimated award and incentive fees on U.S. government contracts;

•	the future demand for commercial satellites and projections of future order flow;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Revenues	$48,245	$48,910	$15,293	$16,517
Earnings from operations	$4,193	$4,314	$1,147	$1,499
Operating margins	8.7%	8.8%	7.5%	9.1%
Effective income tax rate	36.4%	33.1%	40.8%	30.3%
Net earnings from continuing operations	$2,740	$3,031	$683	$1,109
Diluted earnings per share	$3.76	$3.92	$0.96	$1.44

(Dollars in millions)	September 30 2008	December 31 2007
Contractual backlog	$317,269	$296,964
Unobligated backlog	32,100	30,248

Production Disruption Caused by Labor Strike

On September 6, 2008, commercial aircraft production ceased and certain Boeing Military Aircraft (BMA) programs were adversely impacted as a result of a strike by those employees who are represented by the International Association of Machinists and Aerospace Workers (IAM). The IAM announced the commencement of the strike as a result of the failure to reach agreement on a new collective bargaining agreement, covering nearly 27,000 employees mainly in Washington, Oregon and Kansas. Ongoing work stoppages and instability in our union relationships could negatively impact the timely production of our products, which could strain relationships with customers and cause a loss of revenues that would adversely affect our results of operations.

Revenues

The following table summarizes revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Commercial Airplanes	$23,674	$24,520	$6,946	$8,258
Integrated Defense Systems	24,006	23,694	8,497	8,005
Boeing Capital Corporation	535	619	171	197
Other	527	234	300	77
Accounting differences/eliminations	(497)	(157)	(621)	(20)

Revenues	$48,245	$48,910	$15,293	$16,517

Revenues for the nine and three months ended September 30, 2008 decreased by $665 million and $1,224 million, a 1% and a 7% decrease compared with the same periods in 2007. Commercial Airplanes revenues decreased by $846 million and $1,312 million. The decrease in Commercial Airplanes for the nine months was primarily due to decreases in new airplane revenues reflecting both the ongoing labor strike and supplier production challenges on customer-furnished galleys for certain wide-body airplanes. Integrated Defense Systems (IDS) revenues increased by $312 million and $492 million, due to higher volume in the Boeing Military Aircraft (BMA) and the Global Services and Support (GS&S) segments. Boeing Capital Corporation (BCC) revenues decreased by $84 million and $26 million primarily due to lower interest income on financing receivables and notes and a decrease in the customer financing portfolio. Other segment revenues increased by $293 million and $223 million primarily due to the sale of four C-17 aircraft held under operating lease, three of which were sold in the third quarter. Accounting differences/eliminations revenues decreased by $340 million and $601 million, primarily due to the elimination of P-8A program revenues recognized by Commercial Airplanes during the three months ended September 30, 2008.

Earnings from Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Commercial Airplanes	$2,154	$2,611	$394	$945
Integrated Defense Systems	2,351	2,461	854	822
Boeing Capital Corporation	143	204	37	61
Other	(233)	(165)	(48)	(44)
Unallocated expense	(222)	(797)	(90)	(285)

Earnings from operations	$4,193	$4,314	$1,147	$1,499

Operating earnings for the nine and three months ended September 30, 2008 decreased by $121 million and $352 million compared with the same periods in 2007. Commercial Airplanes earnings decreased by $457 million and $551 million compared with the same periods in 2007. The decrease in Commercial Airplanes for the nine and three months was primarily due to fewer new airplane deliveries which were driven by the strike and supplier production challenges. Commercial Airplanes’ research and development expense decreased by $84 million and increased by $70 million to $2,108 million and $705 million during the nine and three months compared with the same periods in 2007. IDS earnings, which include the impacts of the IAM strike, decreased by $110 million and increased by $32 million compared with the same periods in 2007. The decrease for the nine months is primarily due to lower earnings in the BMA segment resulting from a charge taken on the Airborne Early Warning and Control (AEW&C) program in the second quarter of 2008 partially offset by higher earnings in the Network and Space Systems Segment (N&SS). The increase for the three months is primarily due to higher earnings in the N&SS segment partially offset by lower earnings in the GS&S segment. BCC operating earnings decreased $61 million and $24 million compared with the same periods in 2007 reflecting lower revenues, lower recovery of losses and higher asset impairment expense, partially offset by lower interest expense. Other segment losses increased by $68 million and $4 million compared with the same periods in 2007. The increase in the losses for the nine months is primarily due to lower airline customer credit ratings.

The most significant expense items not allocated to segments are shown in the table below.

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Unallocated expense	2008	2007	2008	2007
Pension and other postretirement	$(254)	$(513)	$(71)	$(183)
Share-based plans	(115)	(227)	(70)	(58)
Deferred compensation	136	(117)	55	(54)
Other	11	60	(4)	10

Total	$(222)	$(797)	$(90)	$(285)

We recorded net periodic benefit cost related to pensions and other postretirement benefits of $849 million and $283 million for the nine and three months ended September 30, 2008 and $1,330 million and $443 million for the same periods in the prior year. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. Accordingly, earnings from operations included $1,001 million and $308 million of net periodic benefit cost for the nine and three months ended September 30, 2008 and $1,262 million and $442 million for the same periods in the prior year. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. Pension and other postretirement expense decreased during the nine and three months ended September 30, 2008 when compared with the same periods of the prior year primarily due to a decrease in pension accounting valuation difference compared to the same period in the prior year. The prior year expense was also higher due to increased overall pension costs recognized in inventory as of December 31, 2006, which were subsequently expensed in cost of sales in 2007.

The reduction in Share-based plans expense is primarily due to the expiration of certain Performance Shares during the nine and three months ended September 30, 2008 and higher expense acceleration during the nine and three months ended September 30, 2007, resulting from six payouts compared with zero payouts in 2008. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions.

Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Earnings from operations	$4,193	$4,314	$1,147	$1,499
Other income, net	257	355	55	139
Interest and debt expense	(145)	(139)	(49)	(47)

Earnings before income taxes	4,305	4,530	1,153	1,591
Income tax expense	(1,565)	(1,499)	(470)	(482)

Net earnings from continuing operations	$2,740	$3,031	$683	$1,109

Other income for the nine and three months ended September 30, 2008 decreased $98 million and $84 million compared with the same periods in 2007 as a result of lower interest rates and lower investment balances.

The effective tax rates were 36.4% and 33.1% for the nine months ended September 30, 2008 and 2007. The increase in the effective tax rate as compared with the prior year was primarily due to Research and Development tax credit benefits that existed in 2007, but did not exist in 2008. The Research and Development tax credit reduced the 2007 tax rate by 2.4%. The effective tax rates were 40.8% and 30.3% for the three months ended September 30, 2008 and 2007. The increase in the effective tax rate as compared with the prior year was primarily due to provision adjustments related to prior years and the absence of the Research and Development tax credit in 2008. As part of the Emergency Economic Stabilization Act of 2008, the credit was legislatively reinstated on October 3, 2008 for 2008 and 2009.

For additional discussion related to Income Taxes see Note 3.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the nine months ended September 30, 2008 was primarily due to orders in excess of deliveries on Commercial Airplane programs.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The increase in unobligated backlog during the nine months ended September 30, 2008 is primarily due to Multi-Year Procurement contracts awarded on the V-22 and Chinook programs. These increases were partially offset by funding released from existing multi-year contracts including the Future Combat Systems (FCS), F/A-18, F-22 and Ground-based Midcourse Defense (GMD) programs.

Segment Results of Operations

Commercial Airplanes

Business Environment and Trends

The world economy grew at an average 3.8% annual rate between 2004 and 2007 compared with the long-term trend rate of 3.2%. The global economy is now forecast to slow below the long-term trend rate in 2008 and 2009 led by a slowdown in the United States.

In addition to the slowing economic outlook, year to date average oil and jet fuel prices are over 50% higher so far in 2008 compared to 2007. The speed and magnitude of this increase is challenging airline operations and profitability. Airlines are pursuing a wide range of strategies to counter rising fuel prices. Airlines have increased revenues over 50% since 2003 and continue to increase fares, fuel surcharges and fees. On the cost side, airlines continue to cut non-fuel costs including distribution, labor and overhead. Operationally, airlines are cutting unprofitable routes and frequencies, and improving fleet fuel efficiency by parking and replacing older generation aircraft.

The global profitability outlook has fallen from a $5.6 billion profit in 2007 to a $5.2 billion loss in 2008. Given recent financial market volatility and economic impacts, the near-term profit outlook for global airlines is uncertain. Forecasted airline losses are concentrated in the United States. Approximately 10% of Commercial Airplanes’ backlog is destined for U.S. airlines.

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Revenues	$23,674	$24,520	$6,946	$8,258
Earnings from operations	$2,154	$2,611	$394	$945
Operating margins	9.1%	10.6%	5.7%	11.4%

(Dollars in millions)			September 30 2008	December 31 2007
Contractual backlog			$275,869	$255,176

Revenues

Revenues for the nine months ended September 30, 2008 decreased by $846 million compared with the same period of 2007. This was attributable to a $1,545 million decrease in new airplane revenues combined with a decrease of $251 million primarily from aircraft trading partially offset by an increase in commercial aviation services business of $179 million and higher intercompany revenues of $771 million.

Revenues for the three months ended September 30, 2008 decreased by $1,312 million compared with the same period of 2007. This was attributable to decreases of $1,935 million in new airplane revenues and $126 million primarily from aircraft trading partially offset by an increase of $56 million from commercial aviation services and higher intercompany revenues of $693 million. The decrease in new airplane revenue reflects lower airplane deliveries in 2008 due to the ongoing labor strike and supplier production challenges on customer-furnished galleys for certain wide-body airplanes.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	737 NG	747	767	777	Total
Deliveries during the first nine months of 2008	254	13	8	50	325
Deliveries during the first nine months of 2007	250	12	9	58	329
Deliveries during the third quarter of 2008	67	4	2	11	84
Deliveries during the third quarter of 2007	81	5	3	20	109
Cumulative deliveries as of 9/30/2008	2,720	1,409	967	737
Cumulative deliveries as of 12/31/2007	2,466	1,396	959	687

Earnings from Operations

Earnings from operations for the nine months ended September 30, 2008 decreased by $457 million while operating margins decreased by 1.5 percentage points to 9.1% compared with the same period of 2007. Lower new airplane deliveries partially offset by higher intercompany revenues reduced earnings by $283 million. Higher airplane production program infrastructure costs related to the previously announced delay in the 787 program schedule and the IAM strike reduced earnings by $182 million. Higher period and additional 747 program costs partially offset by other margin improvements reduced earnings by $110 million. Earnings improved due to increased volume in commercial aviation services of $34 million and decreased research and development expense of $84 million.

Earnings from operations for the three months ended September 30, 2008 decreased by $551 million, while operating margins decreased by 5.7 percentage points to 5.7% compared with the same period of 2007. Lower new airplane deliveries partially offset by higher intercompany revenues reduced earnings by $396 million. Higher airplane production program infrastructure costs primarily related to the previously announced delay in the 787 program schedule and the IAM strike reduced earnings by $96 million. Research and development expense increased by $70 million reflecting the absence of supplier cost sharing payments in 2008 and higher 747 spending, partially offset by lower 787 spending. Higher commercial aviation services volume increased earnings by $11 million. Additional 747 program costs were offset by other margin improvements.

Backlog

The increase in contractual backlog during the nine months ended September 30, 2008 compared with December 31, 2007 was primarily due to orders in excess of deliveries for our 737NG, 767, 777 and 787 programs.

Accounting Quantity

The accounting quantities, undelivered units under firm orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of cumulative firm orders were as follows:

	Program
As of 9/30/2008	737 NG	747	767	777	787
Program accounting quantities	4,200	1,499	1,023	1,050	*
Undelivered units under firm orders[1]	2,292	115	64	359	891
Cumulative firm orders (CFO)[2]	5,012	1,524	1,031	1,096
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 6/30/2008	737 NG	747	767	777	787
Program accounting quantities	4,200	1,499	1,010	1,000	*
Undelivered units under firm orders[1]	2,243	118	46	358	892
Cumulative firm orders (CFO)[2]	4,896	1,523	1,011	1,084
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 3/31/2008	737 NG	747	767	777	787
Program accounting quantities	4,000	1,474	1,010	1,000	*
Undelivered units under firm orders[1]	2,175	122	49	362	892
Cumulative firm orders (CFO)[2]	4,728	1,522	1,011	1,070
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 12/31/2007	737 NG	747	767	777	787
Program accounting quantities	3,800	1,474	998	950	*
Undelivered units under firm orders[1]	2,076	125	52	357	817
Cumulative firm orders (CFO)[2]	4,542	1,521	1,011	1,044
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery, scheduled for 2009.
[1]	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired.
[2]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Next-Generation There was no change to the accounting quantity for the 737 Next-Generation (NG) program during the third quarter of 2008.

747 Program There was no change to the accounting quantity for the 747 program during the third quarter of 2008. We continue to work on developing the 747-8 Freighter and Intercontinental airplanes.

Deliveries of the first 747-8 Freighter and Intercontinental airplanes are targeted in late 2009 and late 2010, although there is increased risk to this schedule due to challenges in development, production and certification, as well as the IAM strike that began on September 6, 2008.

767 Program The accounting quantity for the 767 program increased by 13 units during the third quarter of 2008. On February 29, 2008, the U.S. Air Force announced it had chosen a competitor’s bid over our proposed 767 derivative to build 179 replacement tankers for the Air Force’s aging KC-135 fleet of air-to-air refueling tankers. On March 11, 2008, we filed a formal protest with the Government Accountability Office, citing irregularities with the process of the tanker competition and the evaluation of the competitors’ bids. On June 18, 2008, the Government Accountability Office sustained our protest of the contract award. On September 10, 2008, the Department of Defense notified the Congress and the two competing contractors, Boeing and Northrop Grumman, that it was terminating the current competition for a U.S. Air Force airborne tanker replacement. We anticipate that the tanker competition will re-open in 2009.

777 Program The accounting quantity for the 777 program increased by 50 units during the third quarter of 2008. Deliveries of the first 777 Freighters are targeted for late 2008 but could be impacted by the IAM strike.

787 Program We are in the final stages of assembly of airplanes number one and two and planning for flight test. The risks that are always inherent in the latter stages of new airplane program production remain. We continue to address challenges associated with assembly of the first few airplanes, including management of our extended global supply chain, completion and integration of traveled work, weight and systems integration. We are also continuing efforts to satisfy customer mission and performance needs in light of the anticipated weight of their respective aircraft. In April 2008 we announced a revised plan for the 787. First flight was moved from the second quarter of 2008 to the fourth quarter of 2008 with deliveries expected to begin in the third quarter of 2009 rather than the first quarter of 2009. Those dates could be impacted by the strike by the IAM at our Everett and other facilities that began on September 6, 2008. We continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including delivery delays and supplier assertions associated with such changes. A number of our customers may have contractual remedies that may be implicated by our revised plan for the 787. We continue to address customer claims as they arise.

Integrated Defense Systems

IDS Realignment

Effective January 1, 2008, certain programs were realigned between IDS segments. In addition, certain environmental remediation contracts (formerly included in N&SS) were transferred to the Other Segment. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 11.

Segment Name Changes

In the third quarter of 2008 we changed the names of the Precision Engagement and Mobility Systems segment to Boeing Military Aircraft (BMA) and the Support Systems segment to Global Services and Support (GS&S).

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Revenues	$24,006	$23,694	$8,497	$8,005
Earnings from operations	$2,351	$2,461	$854	$822
Operating margins	9.8%	10.4%	10.1%	10.3%

(Dollars in millions)	September 30 2008	December 31 2007
Contractual backlog	$41,400	$41,788
Unobligated backlog	31,629	29,893

Revenues

IDS revenues for the nine and three months ended September 30, 2008 increased by $312 million and $492 million, a 1% and 6% increase from the same periods in 2007, resulting from higher revenues in the BMA and GS&S segments.

Earnings from Operations

IDS operating earnings for the nine and three months ended September 30, 2008 decreased by $110 million and increased by $32 million. Operating margins for the nine and three months decreased 0.6% and 0.2% compared to the same periods in 2007. The decreased margin for the nine month period was primarily due to a charge taken on the AEW&C program in the second quarter of 2008. The decreased margin for the three month period was primarily due to lower margins in BMA and GS&S.

Backlog

IDS total backlog was $73,029 million at September 30, 2008, an increase of $1,348 million from $71,681 million at December 31, 2007. The increase was primarily due to multi-year contracts for the V-22 and Chinook and international orders for F-15 and C-17 aircraft. The increases were partially offset by deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in the FCS, C-17, F/A-18 and F-22 programs.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Airborne Laser, EA-18G, Family of Beyond Line-of-Sight Terminals, FCS, GMD, P-8A and Proprietary programs.

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

Boeing Military Aircraft

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Revenues	$10,326	$10,122	$3,777	$3,379
Earnings from operations	$922	$1,251	$373	$413
Operating margins	8.9%	12.4%	9.9%	12.2%

(Dollars in millions)	September 30 2008	December 31 2007
Contractual backlog	$23,951	$23,047
Unobligated backlog	12,775	8,625

Revenues

BMA revenues for the nine and three months ended September 30, 2008 increased by $204 million and $398 million, a 2% and 12% increase compared with the same periods in 2007. The increases for the nine and three month periods are primarily due to higher deliveries of F-15 aircraft.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
F/A-18 Models	33	33	12	11
T-45TS Goshawk	5	7	2	2
F-15E Eagle	11	6	7	3
C-17 Globemaster	12	12	4	4
KC-767 Tanker	2
CH-47 Chinook	8	7	4	1
AH-64 Apache	2	17	1	9
C-40A Clipper		2

Total New-Build Production Aircraft	73	84	30	30

Earnings from Operations

BMA operating earnings for the nine months ended September 30, 2008 decreased by $329 million, a 26% decrease, primarily due to a charge taken on the AEW&C program in the second quarter of 2008.

Operating earnings for the three months decreased by $40 million, a 10% decrease from the same period in 2007. The decrease for the three months is primarily due increased cost estimates resulting from the previously mentioned IAM strike.

Backlog

BMA total backlog was $36,726 million at September 30, 2008, a 16% increase from December 31, 2007 primarily due to an increase in the V-22, Chinook and F-15 program backlog. These increases were partially offset by deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in the C-17 and F/A-18 programs.

Additional Considerations

Items which could have a future impact on BMA operations include the following:

AEW&C During the second quarter of 2008 we recorded a charge of $248 million related to revised cost and revenue estimates to complete the AEW&C programs in Australia and Turkey. The charge is primarily related to our program in Australia and is due to subsystem development issues on the electronic warfare and ground support systems and the additional time required for integration testing. These factors required a revised delivery schedule for the Australian aircraft. These delays are not expected to affect delivery schedules to our other AEW&C customers. The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and E-737 in the Republic of Korea, consists of a 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle and E-737 include four aircraft each. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed.

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

C-17 As of September 30, 2008 we delivered 178 of the 190 C-17 aircraft ordered by the U.S. Air Force (USAF), with final deliveries scheduled for 2009. In June 2007 and April 2008, we directed key suppliers to begin work on 10 and 20 aircraft, respectively, beyond the 190 to support potential Fiscal Year 2008 (FY08) and Fiscal Year 2009 (FY09) orders and anticipated international orders. Our authorizations allowed us to maintain the current C-17 production rate and to provide for cost-effective acquisition of the aircraft. As of September 30, 2008, inventory expenditures and potential termination liabilities to suppliers, primarily related to the anticipated FY08 USAF order, totaled approximately $525 million. In June 2008, the FY08 supplemental defense spending bill, signed by the President, included funding for up to an additional 15 C-17 aircraft. We anticipate that the USAF will place these aircraft on contract later this year. There continues to be substantial interest in purchasing additional C-17 aircraft from both the U.S. government and international customers. The National Defense Authorization Act recently signed into law by the President authorizes the procurement of six additional C-17s in FY09. However, funding would need to be addressed in a future defense appropriations bill. Should additional orders not materialize, it is reasonably possible that we will decide in 2009 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from our direction to key suppliers to begin working on aircraft beyond the 190 ordered by the USAF.

Network and Space Systems

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Revenues	$8,479	$8,633	$2,984	$2,953
Earnings from operations	$805	$570	$301	$165
Operating margins	9.5%	6.6%	10.1%	5.6%

(Dollars in millions)	September 30 2008	December 31 2007
Contractual backlog	$7,650	$9,204
Unobligated backlog	18,287	20,133

Revenues

N&SS revenues for the nine and three months ended September 30, 2008 decreased by $154 million and increased by $31 million, a decrease of 2% and an increase of 1% compared with the same periods in 2007. The decrease for the nine months is due to decreased revenues in Proprietary and satellite programs partially offset by increased revenues in the SBInet program. The increase for the three months is due to increased revenues on the SBInet program which was partially offset by decreased revenues in Proprietary and satellite programs.

Earnings from Operations

N&SS operating earnings for the nine and three months ended September 30, 2008 increased by $235 million and $136 million, a 41% and 82% increase over the same periods in 2007. The increases in earnings were primarily due to increased earnings from our investment in United Launch Alliance (ULA) and a favorable settlement in the first quarter of 2008 on a civil satellite program. Earnings in 2007 were impacted by third quarter charges related to Delta II and ULA and a first quarter charge related to unfavorable revised cost estimates on a satellite program.

Backlog

N&SS total backlog was $25,937 million at September 30, 2008, a decrease of 12% from December 31, 2007. The decrease is primarily due to revenues recognized on FCS and GMD, partially offset by an increase in the International Space Station program.

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

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability of $1,375 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA sold $522 million of inventories that were contributed by us. As part of its integration ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. Future decisions regarding the Delta II program could reduce our earnings by up to $90 million.

We agreed to indemnify ULA in the event ULA is unable to obtain re-pricing of certain contracts which we contributed to ULA and to which we believe ULA is entitled. We will be responsible for any shortfall and may record up to $386 million in pre-tax losses related to these contracts.

Sea Launch The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers.

We issued credit guarantees to creditors of the Sea Launch venture to assist it in obtaining financing and other support. In the event we are required to perform on these guarantees, we believe we can recover a portion of the cost (estimated at $472 million) through guarantees from the other venture partners. The components of this exposure are as follows:

(Dollars in millions)	Estimated Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Estimated Net Exposure
Credit guarantees	$454	$182	$272
Partner loans (principal and interest)	501	301	200
Trade receivable from Sea Launch	374	366		$8
Subcontract termination	8			8
Other receivables and Inventory	59	40		19

	$1,396	$889	$472	$35

We made no additional capital contributions to the Sea Launch venture during the nine months ended September 30, 2008.

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

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) in Note 9 Legal Proceedings.

Global Services and Support

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Revenues	$5,201	$4,939	$1,736	$1,673
Earnings from operations	$624	$640	$180	$244
Operating margins	12.0%	13.0%	10.4%	14.6%

(Dollars in millions)	September 30 2008	December 31 2007
Contractual backlog	$9,799	$9,537
Unobligated backlog	567	1,135

Revenues

GS&S revenues for the nine and three months ended September 30, 2008 increased by $262 million and $63 million, increases of 5% and 4% compared with the same periods in 2007. Significant revenue growth in several Integrated Logistics programs contributed to the increases for the nine and three month periods.

Earnings from Operations

GS&S operating earnings for the nine and three months ended September 30, 2008 decreased by $16 million and $64 million compared with the same periods in 2007. Operating margin for the three months decreased 4.2% primarily due to contract mix and disposition of contract matters.

Backlog

GS&S total backlog was $10,366 million at September 30, 2008, a decrease of 3% from December 31, 2007. The decrease was due to decreases in Integrated Logistics partially offset by increases in International Business Operations.

Boeing Capital Corporation

Business Environment and Trends

During the first nine months of 2008, many airlines have announced plans to reduce the size of their operating fleet, and a number of airlines have entered bankruptcy proceedings. The credit ratings of most major U.S. airlines have been placed on negative watch or have been downgraded by credit rating agencies. High fuel prices have also severely impacted the airline industry. Continued problems in the airline industry, a weakening global economic environment and capital market disruptions could have a negative impact on lease rates, airline credit ratings and aircraft valuations, and BCC’s future results of operations could be adversely affected in the form of lower revenues, increased asset impairments, increased allowance for losses and increased redeployment costs. These conditions could also cause BCC to increase the amount of customer financing provided to our customers. Continued problems in the airline industry could also affect our Commercial Airplanes and Other segment.

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007
Revenues	$535	$619	$171	$197
Earnings from operations	$143	$204	$37	$61
Operating margins	27%	33%	22%	31%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the nine and three months ended September 30, 2008, decreased $84 million and $26 million when compared with the same periods in 2007 primarily due to lower interest income on financing receivables and notes and lower investment income resulting from a lower investment balance.

Operating Earnings

BCC’s operating earnings are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the nine and three months ended September 30, 2008 decreased by $61 million and $24 million reflecting lower revenues, lower recovery of losses and higher asset impairment expense, which were partially offset by lower interest expense.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2008	December 31 2007
BCC customer financing and investment portfolio	$6,063	$6,532
Valuation allowance as a % of total receivables	2.1%	2.5%
Debt	$3,749	$4,327
Debt-to-equity ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at September 30, 2008 decreased from December 31, 2007 due to normal portfolio run-off. At September 30, 2008 and December 31, 2007, BCC had $332 million and $86 million of assets that were held for sale or re-lease, of which $51 million and $86 million had firm contracts to be sold or placed on lease. The increase in assets held for sale or re-lease primarily resulted from the return of four 757 aircraft previously leased to ATA Holdings Corp., which filed for bankruptcy protection on April 2, 2008 and the return of four 717 aircraft previously leased to Midwest Airlines (Midwest). Additionally, aircraft subject to leases with a carrying value of approximately $566 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $234 million were committed at September 30, 2008.

Restructurings and Restructuring Requests

As of September 30, 2008, BCC has received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value and market rental rates of the returned aircraft.

In September 2008, we agreed to a restructuring of lease terms with Midwest, which includes a requirement for Midwest to return 16 717 aircraft commencing in September 2008 and to be completed by the end of 2008. We are pursuing remarketing options for the aircraft returned to date and expected to be returned in the future. We do not expect that the return of these aircraft as a result of this restructuring will have a material effect on our financial position, results of operations or cash flow.

Other Segment

Other segment revenues for the nine and three months ended September 30, 2008 increased by $293 million and $223 million compared with the same periods of 2007 primarily due to the sale of four C-17 aircraft held under operating lease, three of which were sold in the third quarter of 2008. Other segment losses for the nine and three months ended September 30, 2008 increased by $68 and $4 million compared with the same periods of 2007. The increase in the losses for the nine months ended September 30, 2008 were primarily due to recognition of pre-tax expense of $82 million related to lower U.S. airline customer credit ratings. This amount has been recorded in the Other segment as a result of intercompany guarantees we provide to BCC. Effective January 1, 2008, certain intercompany items were realigned between the Other segment and Unallocated expense. Business segment data for all periods presented have been adjusted to reflect the realignment. In 2006 we exited our Connexion by Boeing business. Although we have not reached final settlements with all customers or suppliers, we do not believe they will have a material effect on our financial position, results of operations or cash flow.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2008	2007
Net earnings	$2,758	$3,041
Non-cash items	1,288	1,302
Changes in working capital	(2,806)	3,348

Net cash provided by operating activities	1,240	7,691
Net cash provided/(used) by investing activities	173	(1,597)
Net cash used by financing activities	(4,243)	(3,285)
Effect of exchange rate changes on cash and cash equivalents	(26)	21

Net (decrease)/increase in cash and cash equivalents	(2,856)	2,830
Cash and cash equivalents at beginning of year	7,042	6,118

Cash and cash equivalents at end of period	$4,186	$8,948

Operating Activities Net cash provided by operating activities decreased by $6,451 million to $1,240 million during the nine months ended September 30, 2008, primarily due to an increase in net working capital. The net working capital increase was driven by a decrease in advances in excess of related costs, increase in inventories, and a decrease in portfolio run-off in customer financing assets compared with the same period in 2007.

Investing Activities Cash provided by investing activities totaled $173 million during the nine months ended September 30, 2008 compared with $1,597 million used during the nine months ended September 30, 2007, largely due to reductions in certain investments, partially offset by $490 million of spending on acquisitions.

The balance of time deposits, commercial paper and externally managed fixed income instruments classified as investments are summarized in the table below.

(Dollars in millions)	September 30 2008	December 31 2007
Classified as Short-term investments
Time deposits	$200	$1,025
Commercial paper		799
Externally managed fixed income instruments(1)	389	306

	589	2,130
Classified as Investments
Externally managed fixed income instruments(1)	2,469	2,963

	$3,058	$5,093

(1)

Externally managed fixed income instruments consists primarily of investment grade instruments. These investments had an average duration of 1.8 years at September 30, 2008 and are classified as available-for-sale.

Financing Activities Cash used by financing activities increased to $4,243 million during the nine months ended September 30, 2008 from $3,285 million during the nine months ended September 30, 2007, primarily due to an increase in common shares repurchased of $766 million.

During the nine months ended September 30, 2008, we repaid $616 million of debt, including scheduled repayments of $589 million of debt held at BCC. The recorded balance of debt as of September 30, 2008 was $7,607 million, of which $390 million was classified as short-term. This includes $3,749 million of debt recorded at BCC, of which $361 million was classified as short-term. There were no debt issuances during the nine months ended September 30, 2008 or 2007.

During the nine months ended September 30, 2008, we repurchased 34,506,913 shares at an average price of $75.37 in our open market share repurchase program, 1,462,776 shares at an average price of $64.95 as part of the ShareValue Trust distribution, and 3,740 shares in stock swaps. During the nine months ended September 30, 2007, we repurchased 19,608,431 shares at an average price of $96.10 in our open market share repurchase program, and 27,668 shares in stock swaps. Cash used for treasury share repurchases was $2,583 million for the nine months ended September 30, 2008, compared with $1,817 million for the same period in 2007.

Adoption of SFAS 158 requires measurement of plan assets and benefit obligations at the fiscal year end effective December 31, 2008. Since October 1, 2007, our returns on pension plan assets are less than our expected returns due to declines in financial markets. If financial returns remain negative, it is likely that we will recognize an additional non-cash charge in accumulated other comprehensive loss at December 31, 2008. The size of the charge will depend on actual returns and discount rate.

Credit Ratings Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A+

Short-term:
Boeing/BCC	F1	P-1	A-1

Capital Resources We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of September 30, 2008, neither we nor BCC had any outstanding commercial paper issuances.

We believe we have substantial borrowing capability. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements.

At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, under our commercial paper program, in the debt markets or our credit facilities will not be impacted by the ongoing capital market disruptions.

As of September 30, 2008, we continue to be in full compliance with all covenants contained in our debt agreements.

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

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $731 million at September 30, 2008. For additional information, see Note 6.

Income Taxes We have recorded a net liability of $1,299 million at September 30, 2008 for uncertain tax positions. For further discussion of these contingencies, see Note 3.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2007.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of September 30, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

In July 2008, we continued our migration strategy to a single, enterprise-wide use of a general ledger system with the implementation of the project costing module in our Boeing Capital Corporation business unit. These changes were made as part of an ongoing process improvement initiative to strengthen the overall design effectiveness and operating efficiency of our financial reporting controls and are not in response to an identified internal control deficiency. There were no other changes during the third quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 1, 2007, the Regional Board responded to the remand from the State Board by amending the permit, and issuing a cease and desist order incorporating some (but not all) relief that we had requested. On December 3, 2007, we filed an administrative appeal of certain portions of the Regional Board’s November 1st action, but asked that the State Board hold the appeal in abeyance as we seek to work cooperatively with the Regional Board to address continuing permit compliance issues. Our efforts to amend the permit have been delayed as a result of an injunction placed on the Regional Board in an unrelated lawsuit, but discussions with agency staff have now resumed. On June 11, 2008, the Regional Board issued a Notice of Violation informing us that the Board has identified 24 discharge violations from our self-monitoring reports covering the period October 1, 2006, through March 31, 2008. Each violation, if established, could give rise to assessment of an administrative penalty of up to $10,000 plus possible additional assessments based upon the volume of water discharged. We are working with the Board staff to review and address the Notice.

In November 2005, we received a grand jury subpoena from the U.S. Attorney’s office in Los Angeles seeking documents from 2001 onward pertaining to our NPDES permit compliance status under the federal Clean Water Act (CWA). We maintain that no criminal violations of the CWA have occurred and that the incidents are being appropriately addressed by civil administrative actions undertaken by the Regional Board. We have produced the documents requested by the subpoena, and made our last submission in February 2007. On August 5, 2008, the U.S. Attorney’s office informed us that it was closing its investigation and declining to prosecute us for alleged criminal violations of the CWA.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended September 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
7/1/2008 thru 7/31/2008	5,215,881	$64.92	3,752,911	$4,254
8/1/2008 thru 8/31/2008	2,003,354	$64.40	2,003,354	$4,125
9/1/2008 thru 9/30/2008	2,176,391	$59.72	2,176,245	$3,995

TOTAL	9,395,626	$63.61	7,932,510

(1)

We repurchased an aggregate of 7,932,510 shares of our common stock in the open market pursuant to our repurchase program. On October 29, 2007, our Board of Directors approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. Outside of the Program, we purchased an aggregate of 340 shares in swap transactions and an aggregate of 1,462,776 shares as part of the ShareValue Trust distribution.

Item 6. Exhibits

(a)	Exhibits:

(3)	Articles of Incorporation and By-Laws.

(10)	Material Contracts.

(i) Compensation for Directors of The Boeing Company

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 21, 2008	/s/ Harry S. McGee III
(Date)	Harry S. McGee III
Vice President Finance
& Corporate Controller
(Chief Accounting Officer)