Form 10-K
period 2008-12-31
BOEING CO
filed 2009-02-09
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer  ☐  (Do not check if a smaller reporting company)  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, there were 711,728,898 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $46.8 billion.

The number of shares of the registrant’s common stock outstanding as of February 6, 2009 was 726,127,813.

(This number includes 28 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2008.

THE BOEING COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2008

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “targets,” and similar expressions are used to identify these forward-looking statements. Forward-looking statements are based upon assumptions about future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak to events only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. Specific factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission.

•	the effect of economic conditions in the United States and globally;

•	the adequacy of coverage, by allowance for losses, of risks related to our non-U.S. accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplanes revenues and successful execution of our backlog in this segment;

•	the effects of customers cancelling, modifying and/or rescheduling contractual orders;

•	the timing and effects of decisions to complete or launch a Commercial Airplanes program;

•	the ability to successfully develop and timely produce the 787 and 747-8 aircraft;

•

the effect on our revenues of political and legal processes; changing defense priorities; and associated budget reductions by U.S. and international government customers affecting Boeing defense programs;

•	our relationship with our union-represented workforce and the negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger traffic and revenue yields in the airline industry;

•	the impact of volatile fuel prices and the airline industry’s response;

•	the effect of declines in aircraft valuation;

•	the impact on our revenues or operating results of airline bankruptcies;

•	the extent to which we are called upon to fund outstanding financing commitments or satisfy other financing requests, and our ability to satisfy those requirements;

•	the continuation of historical costs for fleet support services;

•	the receipt of estimated award and incentive fees on U.S. government contracts;

•	the future demand for commercial satellites and projections of future order flow;

i

•

the potential for technical or quality issues on development programs, including the Airborne Early Warning and Control program, International KC-767 Tanker, other fixed-price development programs, or commercial satellite programs, to affect schedule and cost estimates, or cause us to incur a material charge or experience a termination for default;

•	the outcome of any litigation and/or government investigation in which we are a party, and other contingencies;

•	returns on pension fund assets, impacts of future interest rate changes on pension obligations and rising healthcare costs;

•	the amounts and effects of underinsured operations, including satellite launches;

•

the scope, nature or impact of acquisition or disposition activity and investment in any joint ventures/strategic alliances, including Sea Launch and United Launch Alliance, and indemnifications related thereto; and

•	the expected cash expenditures and charges associated with the exit of the Connexion by Boeing business.

This report includes important information regarding these factors in the “Business” section under the headings: “Financial and Other Business Information,” “Risk Factors” and “Legal Proceedings,” and in the Notes to our consolidated financial statements included herein. Additional important information as to these factors is included in this report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ii

Item 1. Business

The Boeing Company, together with its subsidiaries (herein referred to as “Boeing”, the “Company”, “we”, “us”, “our”), is one of the world’s major aerospace firms.

We are organized based on the products and services we offer. We operate in five principal segments:

•	Commercial Airplanes;

•	The three segments that comprise our Integrated Defense Systems (IDS) business:

•	Boeing Military Aircraft (BMA),

•	Network and Space Systems (N&SS) and

•	Global Services and Support (GS&S)

•	Boeing Capital Corporation (BCC).

Our Other segment classification principally includes the activities of Engineering, Operations and Technology (EO&T) and certain intercompany items. EO&T is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products.

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

Integrated Defense Systems

IDS is principally involved in the research, development, production, modification and support of the following products and related systems and services: military aircraft, including fighters, transports, tankers, intelligence surveillance and reconnaissance aircraft, and helicopters; unmanned systems; missiles; space systems; missile defense systems; satellites and satellite launch vehicles; and communications, information and battle management systems. IDS is committed to providing affordable, best-of-industry solutions and brings value to customers through its ability to solve the most complex problems utilizing expertise in large-scale systems integration, knowledge of legacy platforms, and development of common network-enabled solutions across all customers’ domains. IDS’s primary customer is the United States Department of Defense (U.S. DoD) with approximately 80% of IDS 2008 revenues being derived from this customer. Other significant revenues were derived from the National Aeronautics and Space Administration (NASA) and international defense markets, civil markets, and commercial satellite markets.

BMA Segment:

This segment is engaged in the research, development, production, and modification of military aircraft precision engagement and mobility products and services. Included in this segment are programs such as AH-64 Apache, 737 Airborne Early Warning and Control (AEW&C), C-17 Globemaster, C-40A Clipper, CH-47 Chinook, EA-18G Growler, F/A-18E/F Super Hornet, F-15

Strike Eagle, F-22 Raptor, Harpoon, Joint Direct Attack Munition (JDAM), International KC-767 Tanker, P-8A Poseidon, ScanEagle, Standoff Land Attack Missile – Expanded Response (SLAM-ER), Small Diameter Bomb, T-45 Training System, and V-22 Osprey.

N&SS Segment:

This segment is engaged in the research, development, production, and modification of products and services to assist our customers in transforming their operations through network integration, intelligence and surveillance systems, communications, architectures, and space exploration. Included in this segment are programs such as Airborne Laser, Family of Advanced Beyond Line-of-Sight Terminals(FAB-T), Future Combat Systems (FCS), SBInet, Future Rapid Effects System, Global Positioning System, Ground-based Midcourse Defense (GMD), International Space Station, Joint Tactical Radio System (JTRS), Satellite Systems, Space Payloads, and Space Shuttle.

GS&S Segment:

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

Boeing Capital Corporation Segment

In the commercial aircraft market, BCC facilitates, arranges, structures and provides selective financing solutions for our Commercial Airplanes segment customers. In the space and defense markets, BCC arranges and structures financing solutions for our IDS segment government customers. BCC’s portfolio consists of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments.

Financial and Other Business Information

See the Summary of Business Segment Data and Note 21 to the Consolidated Financial Statements for financial information, including revenues, earnings from operations and our backlog of firm contractual orders, for each of the major business segments.

Intellectual Property

We own numerous patents and have licenses for the use of patents owned by others, which relate to our products and their manufacture. However, we do not believe that our business would be materially affected by the expiration of any patents or termination of any patent license agreements. We have no trademarks, franchises or concessions that are considered to be of material importance to the conduct of our business.

Non-U.S. Sales

See Note 21 to the Consolidated Financial Statements for information regarding non-U.S. sales.

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

Our total research and development expense amounted to $3.8 billion, $3.9 billion and $3.3 billion in 2008, 2007 and 2006, respectively. This is net of research and development cost sharing payments from suppliers of $50 million, $130 million and $160 million in 2008, 2007, and 2006, respectively. These cost sharing payments are related to our 787 program.

Research and development costs also include bid and proposal efforts related to government products and services, as well as costs incurred in excess of amounts estimated to be recoverable under cost-sharing research and development agreements. Bid and proposal costs were $330 million, $306 million and $227 million in 2008, 2007 and 2006, respectively.

Research and development highlights for each of the major business segments are discussed in more detail in Segment Results of Operations and Financial Condition on pages 20 – 41.

Employees

Total workforce level at December 31, 2008 was 162,200.

As of December 31, 2008, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with the Union
The International Association of Machinists and Aerospace Workers (IAM)	19%	We have two major agreements; one expiring in June of 2010 and one in September of 2012.

The Society of Professional Engineering Employees in Aerospace (SPEEA)	13%	We have two major agreements expiring in October of 2012.

The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	2%	We have one major agreement expiring in October of 2009.

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

IDS faces strong competition in all market segments, primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation. Non-U.S. companies such as BAE Systems and European Aeronautic Defence and Space Company (EADS) continue to pursue a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. IDS expects the trend of strong competition to continue into 2009 with many international firms pursuing announced intentions of increasing their U.S. presence.

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

A Potentially Responsible Party (PRP) has joint and several liability under existing U.S. environmental laws. Where we have been designated a PRP by the Environmental Protection Agency or a state environmental agency, we are potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites. If we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights to contribution from other PRPs. For additional information relating to environmental contingencies, see Note 11 to the Consolidated Financial Statements.

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

Seasonality

No material portion of our business is considered to be seasonal.

Other Information

Boeing was originally incorporated in the State of Washington in 1916 and reincorporated in Delaware in 1934. Our principal executive offices are located at 100 N. Riverside, Chicago, Illinois 60606 and our telephone number is (312) 544-2000.

General information about us can be found at www.boeing.com. The information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (SEC). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with, or furnish them to, the SEC. These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Boeing.

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

Our ability to deliver aircraft on time depends on a variety of factors, which are subject to unique risks. Our ability to deliver jet aircraft on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials (such as aluminum, titanium, and composites), internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies, performance of suppliers and subcontractors, and regulatory certification. The failure of any or all of these factors could result in significant out-of-sequence work and disrupted process flows that result in significant inefficiencies and that adversely affect production schedules and program/contract profitability, the latter through increased costs as well as possible customer and/or supplier claims or assertions. In addition, the introduction of new commercial aircraft programs and major derivatives involves increased risks associated with meeting development, production and certification schedules.

Market conditions have a significant impact on our ability to sell aircraft into the future. The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability, both in developed and emerging countries. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes, price and other competitive factors.

Our commercial aircraft customers may request to cancel, modify or reschedule orders. We generally make sales under purchase orders that are subject to cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the airline industry could result in customer requests for rescheduling or cancellation of contractual orders. Some of our contracts have specific provisions relating to schedule and performance and failure to deliver airplanes in accordance with such provisions could result in cancellations and/or penalties, as could litigation in the wake of production delays. If there were such cancellations, modification, rescheduling or penalties, it could significantly reduce our backlog, revenues, profitability and cash flows.

Our commercial aircraft production rates could change. As a result of worldwide demand for new aircraft, our aircraft orders have exceeded deliveries during 2008, 2007 and 2006. There may be production rate changes in order to meet the delivery schedules for existing and new airplane programs. This may lead to adding extra production lines, implementing infrastructure changes, seeking additional qualified and skilled employees, and obtaining other resources. Failure to successfully implement any production rate changes could lead to extended delivery commitments, and depending on the length of delay in meeting delivery commitments, additional costs and customers rescheduling their deliveries or terminating their aircraft on contract with us. Customer requests to reschedule or cancel commercial airplane orders could cause us to reduce future production rates which could cause us to incur disruption and other costs and result in infrastructure costs being allocated to a smaller quantity of airplanes, all of which could reduce our profitability.

We depend heavily on U.S. government contracts, which are subject to unique risks.

In 2008, 46% of our revenues were derived from U.S. government contracts. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control.

The funding of U.S. government programs is subject to congressional appropriations. Many of the U.S. government programs in which we participate may extend for several years; however, these programs are normally funded annually. Changes in military strategy and priorities may affect our future procurement opportunities and existing programs. Long-term government contracts and related orders are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. In addition, we anticipate that the U.S. DoD budget will be under pressure as the new administration is faced with competing national priorities. The termination of funding for existing or new U.S. government programs could result in a material adverse effect on our results of operations and financial condition.

The U.S. government may modify, curtail or terminate our contracts. The U.S. government may modify, curtail or terminate its contracts and subcontracts with us, without prior notice at its convenience upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

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

Many of our contracts in IDS and most of our contracts in Commercial Airplanes are contracted on a fixed-price basis. Approximately 50% of IDS revenues are generated from fixed-price contracts. Commercial jet aircraft are normally sold on a firm fixed-price basis with an indexed price escalation clause. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use to calculate the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts have specific provisions relating to cost, schedule, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. These programs have risk for reach-forward losses if our estimated costs exceed our estimated price.

Fixed-price development work inherently has more uncertainty than production contracts and, therefore, more variability in estimates of the cost to complete the work. Many of these development programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. Successful performance depends on our ability to meet production specifications and delivery rates. If we are unable to perform and deliver to contract requirements, our contract price could be reduced through the incorporation of liquidated damages, termination of the contract for default, or other financially significant exposure. Management uses its best judgment to estimate the cost to perform the work, the price we will eventually be paid and, in the case of commercial programs, the number of units to include in the initial accounting quantity. While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either upward or downward adjustments to those estimates. For example, in 2006 and in second quarter 2008, we recorded charges of $770 million and $248 million, respectively, on our AEW&C program due to schedule delays and higher cost estimates. In 2008, we recorded a charge of $685 million for a reach-forward loss on our 747 program as a result of schedule delays and higher cost estimates associated with the development of the 747-8 freighter and passenger derivative aircraft. We may continue to experience technical quality issues requiring further delays in schedule or revisions to our cost estimates. Examples of significant IDS fixed-price development contracts include International KC-767 Tankers, commercial and military satellites, Vigilare and High Frequency Modernisation. Examples of significant Commercial Airplanes development programs include the 787, 747-8 and 777 freighter.

We enter into cost-type contracts which also carry risks.

Approximately 50% of IDS revenues are generated from cost-type contracting arrangements. Some of these are development programs which have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, FCS, P-8A Poseidon, Proprietary programs, Airborne Laser, JTRS, FAB-T, and the EA-18G Growler.

We enter into contracts that include in-orbit incentive payments that subject us to risks.

Contracts in the commercial satellite industry and certain government satellite contracts include in-orbit incentive payments. These in-orbit payments may be paid over time after final satellite acceptance or paid in full prior to final satellite acceptance. In both cases, the in-orbit incentive payment is at risk if the satellite does not perform to specifications for up to 15 years after acceptance. The net present value of in-orbit incentive fees we ultimately expect to realize is recognized as revenue in the construction period. If the satellite fails to meet contractual performance criteria, customers will not be obligated to continue making in-orbit payments and/or we may be required to provide refunds to the customer and incur significant charges.

We use estimates in accounting for many contracts and programs. Changes in our estimates could adversely affect our future financial results.

Contract and program accounting require judgment relative to assessing risks, estimating revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts and programs, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract or program because costs also include expected increases in wages, material prices and allocated fixed costs. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Suppliers’ assertions are also assessed and considered in estimating costs and profit rates. Estimates of award fees are also used in sales and profit rates based on actual and anticipated awards.

Under program accounting, inventoriable production costs (including overhead), program tooling costs and routine warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts limited by the ability to make reasonable dependable estimates. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and routine warranty costs for the total program. Several factors determine accounting quantity, including firm orders, letters of intent from prospective customers, and market studies. Such estimates are reconsidered throughout the life of our programs. Changes in underlying assumptions, supplier performance, circumstances or estimates concerning the selection of the accounting quantity or changes in market conditions, along with a failure to realize predicted costs, may adversely affect future financial performance.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis – Critical Accounting Policies – Contract Accounting/Program Accounting” on pages 47-48 and Note 1 to the Consolidated Financial Statements on pages 57-58 of this Form 10-K.

Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles in the United States of America (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement income or expense for the following year are the discount rate, the expected long-term rate of return on plan assets, and expected future medical inflation. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management’s Discussion and Analysis – Critical Accounting Policies – Postretirement Plans” on pages 50-51 of this Form 10-K. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law Employee Retirement Income Security Act (ERISA) and discretionary contributions to improve the plans’ funded status.

Some of our and our suppliers’ workforce are represented by labor unions, which may lead to work stoppages.

Approximately 60,000 of our total workforce are unionized, which represented approximately 37% of our employees on December 31, 2008. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BMA program production and we may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with 14 different U.S. labor organizations and 7 different non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could negatively impact the timely production and/or development of our products, which could strain relationships with customers and cause a loss of revenues that would adversely affect our operations.

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

In 2008, sales to non-U.S. customers accounted for approximately 40% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and international government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•	fluctuations in international currency exchange rates;

•	delays in placing orders;

•	the complexity and necessity of using non-U.S. representatives and consultants;

•	the uncertainty of the ability of non-U.S. customers to finance purchases;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	imposition of taxes, export controls, or tariffs, embargoes, and other trade restrictions;

•	the difficulty of management and operation of an enterprise spread over various countries;

•	compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad and

•	economic and geopolitical developments and conditions.

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

BCC, our wholly-owned subsidiary, has substantially all of its portfolio concentrated among commercial airline customers. If terrorist attacks, a serious health epidemic, significant regulatory actions in response to environmental concerns, increases in fuel related costs or other exogenous events were to occur, a material adverse effect on the airline industry, increased requests for financing, significant defaults by airline customers, repossessions of aircraft or airline bankruptcies and restructurings could result. These events could have a negative effect on our earnings, cash flows and/or financial position.

We may be unable to obtain debt to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms or in sufficient amounts.

We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. If we were called upon to fund all outstanding financing commitments, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance or outlook or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual or financing commitments.

We may not realize the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures.

As part of our business strategy, we may merge with or acquire businesses, form joint ventures/strategic alliances and divest operations. Whether we realize the anticipated benefits from these transactions depends, in part, upon the integration between the businesses involved, the performance of the underlying products, capabilities or technologies and the management of the transacted operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. Consolidations of joint ventures could also impact our results of operations or financial position. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful. Divestitures may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results.

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

Our forward-looking statements, projections and business assumptions may prove to be inaccurate, resulting in an adverse effect on our earnings, cash flows and/or financial position.

The statements in this “Risk Factors” section describe material risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the

Private Securities Litigation Reform Act of 1995. Our disclosure and analysis in this report and in our Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts.

Statements in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” “target,” “plan,” and variations thereof and similar terms are intended to be forward-looking statements as defined by federal securities law. While these forward-looking statements reflect our best estimates when made, the preceding risk factors could cause actual results to differ materially from estimates or projections.

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

Item  1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We occupied approximately 87 million square feet of floor space on December 31, 2008 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 96% was located in the United States.

The following table provides a summary of the floor space by business:

(Square feet in thousands)	Owned	Leased	Government Owned*	Total
Commercial Airplanes	34,901	5,156		40,057
Integrated Defense Systems	30,732	10,149	69	40,950
Other**	5,313	861		6,174
Total	70,946	16,166	69	87,181

*	Excludes rent-free space furnished by U.S. government landlord of 1,039 square feet.
**	Other includes BCC; EO&T; Corporate Headquarters; and Boeing Shared Services Group.

At December 31, 2008, our segments occupied facilities at the following major locations that occupied in excess of 76 million square feet of floor space:

•	Commercial Airplanes – Greater Seattle, WA

•

Integrated Defense Systems – Greater Los Angeles, CA; Greater Seattle, WA; Greater St. Louis, MO; Philadelphia, PA; San Antonio, TX; Huntsville, AL; Mesa, AZ; Wichita, KS; Houston, TX; and Greater Washington, DC

•	Other – Chicago, IL and Greater Seattle, WA

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

Item 3. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 20 to our Consolidated Financial Statements, which is hereby incorporated by reference.

BSSI/Thuraya Litigation

On September 10, 2004, a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce (ICC) on a subrogated claim against BSSI. The Request for Arbitration alleged that BSSI breached its contract with Thuraya for the sale of a model 702 satellite that experienced power loss anomalies. The claimants sought approximately $219 million (plus claims of interest, costs and fees) consisting of insurance payments made to Thuraya. Thuraya reserved its rights to seek uninsured losses that could have increased the total amount disputed to $365 million. On January 7, 2009, the ICC issued a final decision rejecting insurers’ claims and awarding defense costs to BSSI. We believe this matter is now closed and do not expect any further actions to be taken on this matter.

We notified our responsible insurers of the arbitration request. On May 26, 2006, a group of these insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligations under our insurance and reinsurance policies relating to the Thuraya ICC arbitration. We believe the insurers’ position lacks merit. On May 25, 2007, the court issued an order staying further proceedings in the coverage action pending completion of the arbitration. The Illinois Supreme Court affirmed the stay order. The stay of the declaratory judgment action coupled with the ICC’s final ruling that Boeing is not liable to the underlying claimants have substantially narrowed the scope of any remaining disputes in the coverage action.

BSSI/Superbird-6 Litigation

On December 1, 2006, BSSI was served with an arbitration demand in subrogation brought by insurers for Space Communications Corporation alleging breach of warranty, breach of contract and gross negligence relating to the Superbird-6 communications satellite, which suffered a low perigee event shortly after launch in April 2004. The low orbit allegedly damaged the satellite, and a subsequent decision to de-orbit the satellite was made less than 12 months after launch. The model 601 satellite was manufactured by BSSI and delivered for launch by International Launch Services on an Atlas launch vehicle. The insurers sought to recover in excess of $240 million from BSSI. On February 4, 2009, the arbitration panel issued a final decision rejecting the insurers’ claim for $240 million but awarding the insurers a portion of the warranty payback. The award will not have a material effect on our financial position or results of operations.

Santa Susana Field Laboratory

We possess a National Pollutant Discharge Elimination System (NPDES) permit, issued by the California Regional Water Quality Control Board, Los Angeles Region (Regional Board), which limits the permissible level of certain constituents in surface water discharged from various outfalls at our Santa Susana Field Laboratory site in Simi Valley, California. Since June 2004, the Regional Board has amended this permit to impose increasingly stringent limits. In late 2006, the California Water Resources Control Board (State Board) partially granted and partially denied the Company’s appeal of these amendments, and remanded the permit to the Regional Board to correct certain errors. On November 1, 2007, the Regional Board responded to the remand from the State Board by amending the permit, and issuing a cease and desist order incorporating some (but not all) relief that we had requested. On December 3, 2007, we filed an administrative appeal of certain portions of the Regional Board’s November 1st action, but asked that the State Board hold the appeal in abeyance as we seek to work cooperatively with the Regional Board to address continuing permit compliance issues. In the meantime, on January 17, 2007, we filed an action in Los Angeles County Superior Court challenging the State Board’s rulings that are adverse to the Company, including the determination to uphold the more stringent limits in the permit. In light of ongoing discussions between the Company and the Regional Board seeking to reach a consensual resolution of the issues, on December 22, 2008, the Company and the State Board filed a joint stipulation and tolling agreement with the Superior Court requesting that this judicial action be dismissed without prejudice to re-filing in the future if the Company so chooses.

On June 11, 2008, the Regional Board issued a Notice of Violation informing us that the Board has identified 24 discharge violations from our self-monitoring reports covering the period October 1, 2006, through March 31, 2008. Each violation, if established, could give rise to assessment of an administrative penalty of up to $10,000 plus possible additional assessments based upon the volume of water discharged. We are working with the Board staff to review and address the Notice. On December 8, 2008 the Board issued an Order requesting and authorizing the Company to prepare work plans and, upon approval, to perform interim contaminant source removal actions in watersheds feeding into two outfalls currently included in our permit. These actions will improve water quality and compliance with water quality standards at these outfalls.

In November 2005, we received a grand jury subpoena from the U.S. Attorney’s office in Los Angeles seeking documents from 2001 onward pertaining to our NPDES permit compliance status under the federal Clean Water Act (CWA). We produced the requested documents and on August 5, 2008, the U.S. Attorney’s office informed us that it was closing its investigation and would take no further action on this matter.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

Executive Officers of the Registrant

Our executive officers as of February 1, 2009, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
James F. Albaugh	58	Executive Vice President, President and Chief Executive Officer, IDS since July 2002. Prior thereto, Senior Vice President of Boeing, President, Space and Communications Group from September 1998 (named CEO of Space and Communications Group in March 2001). Prior to that, President, Boeing Space Transportation from April 1998 and President of Rocketdyne Propulsion and Power from March 1997. Current director of TRW Automotive Holdings, Inc.

James A. Bell	60	Executive Vice President, Corporate President and Chief Financial Officer since June 2008. Prior to that, he was Executive Vice President and Chief Financial Officer from January 2004. Prior thereto, Senior Vice President of Finance and Corporate Controller from October 2000 to January 2004. Prior thereto, Vice President of Contracts and Pricing for Boeing Space Communications from January 1997 to October 2000. Current director of The Dow Chemical Company.

Scott E. Carson	62	Executive Vice President and President and Chief Executive Officer of Boeing Commercial Airplanes since September 2006. Previously, Vice President of Sales at Commercial Airplanes; President of Connexion by Boeing; Chief Financial Officer of Commercial Airplanes; and Executive Vice President of Business Resources for the former Boeing Information, Space and Defense Systems.

Michael J. Cave	48	Senior Vice President of Business Development and Strategy since November 2007. Prior thereto, he was Vice President of Business Strategy & Marketing for Boeing Commercial Airplanes; Vice President/General Manager of Airplane Programs for Commercial Airplanes, and Senior Vice President for Commercial Aviation Services. Prior thereto, Mr. Cave served as Senior Vice President and Chief Financial Officer of Commercial Airplanes from November 2000 through January 2003. Prior thereto, he was Vice President – Finance for Commercial Aviation Services, Vice President – Controller for Boeing Commercial Airplanes Group, and Vice President – Finance for the twin-aisle programs. Prior to joining Commercial Airplanes, he served as Vice President – Finance for Boeing Information, Space & Defense Systems.

Wanda K. Denson-Low	52	Senior Vice President, Office of Internal Governance since May 2007. Prior thereto, Vice President and Assistant General Counsel of IDS, August 2003 to May 2007. Prior thereto, Vice President of Human Resources for IDS, March 2002 to August 2003, and prior thereto Chief Counsel, S&C Legal, August 2001 to March 2002, and Vice President, General Counsel, Hughes Space and Communications, January 1998 to August 2001. Vice President, Assistant General Counsel, Hughes Electronics, 1992 to January 1998. Wanda Denson-Low joined the Company in 1984.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Thomas J. Downey	44	Senior Vice President, Communications since January 1, 2007. Prior thereto, Vice President, Corporate Communications, April to December 2006 and Vice President, Commercial Airplanes Communications, May 2002 to April 2006. Before that, Mr. Downey was Corporate Vice President, Internal and Executive Communications, 1999 to April 2002; General Manager of Communications and Community Relations for Military Aircraft and Missile Systems unit; and director of Communications for Douglas Aircraft Company. Mr. Downey joined the Company in 1986.

Shephard W. Hill	56	Senior Vice President of Boeing and President, Boeing International since November 2007. Formerly, Senior Vice President, Business Development and Strategy, Vice President, Business Development, at IDS and prior to that, Vice President, Boeing Space and Communications Government Relations. Prior thereto, he was Vice President, Space Systems, Integrated Space and Defense Systems business unit. Mr. Hill joined Boeing when the Company acquired Rockwell’s Aerospace and Defense business in 1996. At that time, Mr. Hill was Rockwell’s Vice President, Aerospace Government Affairs and Marketing.

Timothy J. Keating	47	Senior Vice President, Public Policy since May 2008. Prior thereto, Senior Vice President, Global Government Relations, Honeywell International since 2002. Prior to that, Mr. Keating was Chairman of the Board and Managing Partner, Timmons and Company, from 1998 until 2002. Prior positions include Vice President for Federal Affairs for a major Washington, D.C. trade association, Director for Congressional Affairs for the Presidential Inaugural Committee for President Clinton, Special Assistant to President Clinton, and Staff Director for Legislative Affairs for the Clinton Administration.

J. Michael Luttig	54	Senior Vice President and General Counsel since May 2006. Prior thereto, Mr. Luttig served on the United States Court of Appeals for the Fourth Circuit from October 1991 to May 2006; as Assistant Attorney General of the United States from October 1990 to October 1991; and Counselor to the Attorney General at the Department of Justice from August 1990 to October 1991. Prior thereto, he was Principal Deputy Assistant Attorney General at the Department of Justice from March 1989 to October 1990. Mr. Luttig was associated with Davis Polk and Wardwell from September 1985 to March 1989. Prior to that, he was special assistant to the Chief Justice of the United States from September 1984 to September 1985; law clerk to the Honorable Warren E. Burger, Chief Justice of the United States from July 1983 until August 1984 and law clerk to then-Judge Antonin Scalia of the United States Court of Appeals from August 1982 to July 1983. Mr. Luttig served as special assistant to The White House Counsel and then as assistant counsel from March 1981 to August 1982, and worked at the Supreme Court of the United States in the Office of Administrative Assistant to the Chief Justice from September 1976 to September 1978.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
W. James McNerney, Jr.	59	Chairman, President and Chief Executive Officer, The Boeing Company. Mr. McNerney has served as Chairman and Chief Executive Officer of the Boeing Company since July 1, 2005. Previously, he served four and a half years as Chairman and Chief Executive Officer of 3M Company (diversified technology). Beginning in 1982, he served in management positions at General Electric Company, his most recent being President and Chief Executive Officer of GE Aircraft Engines from 1997 until 2000. Mr. McNerney is on the board of the following public company in addition to The Boeing Company: The Procter & Gamble Company. He is also a member of various business and educational organizations.

Richard D. Stephens	56	Senior Vice President Human Resources and Administration since September 2005. He previously served as Senior Vice President of Internal Services and prior thereto, he was President of Shared Services Group. Prior thereto, he was Vice President and General Manager, Integrated Defense Systems Homeland Security and Services, from July 2002 to December 2003. Mr. Stephens has previously led a number of Boeing businesses, including Space and Communications Services, Reusable Space Systems, Naval Systems and Tactical Systems.

John J. Tracy	54	Chief Technology Officer and Senior Vice President of Engineering, Operations and Technology since October 1, 2006. Prior thereto, Vice President of Engineering and Mission Assurance for IDS, February 2004 to September 2006; Vice President of Structural Technologies, Prototyping, and Quality for Phantom Works, September 2001 to January 2004; and General Manager of Engineering for Military Aircraft and Missiles September 2000 to August 2001. Dr. Tracy joined the Company in 1981.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for our common stock is the New York Stock Exchange and trades under the symbol BA. Our common stock is also listed on the Amsterdam, Brussels, London and Swiss Exchanges as well as various regional stock exchanges in the United States. The number of holders of common stock as of February 6, 2009, was approximately 228,930. Additional information required by this item is incorporated by reference from the table captioned Quarterly Financial Data (Unaudited) on page 111.

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs(2)
10/1/2008 thru 10/31/2008	3,276,125	$47.42	3,272,972	$3,840
11/1/2008 thru 11/30/2008	3,122,630	$42.69	3,055,046	$3,710
12/1/2008 thru 12/31/2008	1,239,301	$40.34	1,238,954	$3,660
TOTAL	7,638,056	$44.34	7,566,972

(1)

We repurchased an aggregate of 7,566,972 shares of our common stock in the open market pursuant to our repurchase program. Outside of the repurchase program, we purchased an aggregate of 23,853 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period and 47,231 shares as part of the ShareValue Trust distribution.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Selected Financial Data

Five-Year Summary (Unaudited)

(Dollars in millions, except per share data)	2008	2007	2006	2005	2004
Operations
Revenues
Commercial Airplanes	$28,263	$33,386	$28,465	$21,365	$19,925
Integrated Defense Systems:(a)
Boeing Military Aircraft	13,492	13,740	14,142	13,453	12,790
Network and Space Systems	11,338	11,475	11,767	11,992	12,795
Global Services and Support	7,217	6,837	6,502	5,660	5,155
Total Integrated Defense Systems	32,047	32,052	32,411	31,105	30,740
Boeing Capital Corporation(b)	703	815	1,025	966	959
Other	567	308	327	658	274
Unallocated items and eliminations	(671)	(174)	(698)	(473)	(498)
Total revenues	$60,909	$66,387	$61,530	$53,621	$51,400

General and administrative expense(b)	3,084	3,531	4,171	4,228	3,657
Research and development expense	3,768	3,850	3,257	2,205	1,879
Other income, net	247	484	420	301	288
Net earnings from continuing operations(b)	$2,654	$4,058	$2,206	$2,562	$1,820
Net gain/(loss) on disposal of discontinued operations, net of tax	18	16	9	(7)	42
Cumulative effect of accounting change, net of taxes				17
Income from discontinued operations, net of taxes					10
Net earnings	$2,672	$4,074	$2,215	$2,572	$1,872
Basic earnings per share from continuing operations	3.68	5.36	2.88	3.26	2.27
Diluted earnings per share from continuing operations	3.65	5.26	2.84	3.19	2.24
Cash dividends declared	$1,187	$1,129	$991	$861	$714
Per share	1.62	1.45	1.25	1.05	0.85
Additions to Property, plant and equipment	1,674	1,731	1,681	1,547	1,246
Depreciation of Property, plant and equipment	1,013	978	1,058	1,001	1,028
Employee salaries and wages	15,559	14,852	15,871	13,667	12,700
Year-end workforce	162,200	159,300	154,000	153,000	159,000
Financial position at December 31
Total assets(c)	$53,779	$58,986	$51,794	$59,996	$56,224
Working capital	(4,961)	(4,258)	(6,718)	(6,220)	(5,735)
Property, plant and equipment, net	8,762	8,265	7,675	8,420	8,443
Cash and cash equivalents	3,268	7,042	6,118	5,412	3,204
Short-term investments	11	2,266	268	554	319
Total debt	7,512	8,217	9,538	10,727	12,200
Customer financing assets	6,282	7,105	8,890	10,006	11,001
Shareholders’ equity(c)	(1,294)	9,004	4,739	11,059	11,286
Per share	(1.85)	12.22	6.25	14.54	14.23
Common shares outstanding (in millions)(d)	698.1	736.7	757.8	760.6	793.2
Contractual Backlog
Commercial Airplanes	$278,575	$255,176	$174,276	$124,132	$65,482
Integrated Defense Systems:(a)
Boeing Military Aircraft	25,855	23,047	24,885	21,777	21,491
Network and Space Systems	8,864	9,204	7,784	6,144	10,642
Global Services and Support	10,566	9,537	9,618	8,584	7,163
Total Integrated Defense Systems	45,285	41,788	42,287	36,505	39,296
Total	$323,860	$296,964	$216,563	$160,637	$104,778

Cash dividends have been paid on common stock every year since 1942.

(a)

In 2006, we realigned IDS into three capabilities-driven businesses: Precision Engagement and Mobility Systems (now BMA), N&SS, and Support Systems (now GS&S). As part of the realignment, certain advanced systems and research and development activities previously included in the Other segment transferred to the new IDS segments. Effective January 1, 2008 and 2007, certain programs were realigned between IDS segments. Prior years have been recast for segment realignments.

(b)	During 2004, BCC sold substantially all of the assets related to its Commercial Financial Services business. Thus, the Commercial Financial Services business is reflected as discontinued operations.
(c)

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

Our business strategy is centered on successful execution in healthy core businesses – Commercial Airplanes and Integrated Defense Systems (IDS) – supplemented and supported by Boeing Capital Corporation (BCC). Taken together, these core businesses have historically generated substantial earnings and cash flow that permit us to invest in new products and services that open new frontiers in aerospace. We focus on producing the airplanes the market demands and we price our products to provide a fair return for our shareholders while continuing to find new ways to improve efficiency and quality. IDS integrates its resources in defense, intelligence, communications and space to deliver capability-driven solutions to its customers at reduced costs. Our strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets, underscored by an intense focus on growth and productivity. Our strategy also benefits as commercial and defense markets often offset each others’ cyclicality. BCC delivers value through supporting our business units and managing overall financing exposure.

Consolidated Results of Operations

Revenues

(Dollars in millions)

Years ended December 31,	2008	2007	2006
Commercial Airplanes	$28,263	$33,386	$28,465
Integrated Defense Systems	32,047	32,052	32,411
Boeing Capital Corporation	703	815	1,025
Other	567	308	327
Unallocated items and eliminations	(671)	(174)	(698)
Revenues	$60,909	$66,387	$61,530

The decrease in 2008 revenues of $5,478 million is primarily due to lower revenues at Commercial Airplanes. Commercial Airplanes revenues decreased by $5,123 million, primarily as a result of decreases in new airplane deliveries reflecting the effects of the labor strike, partially offset by higher intercompany revenues and higher pre-strike deliveries and model mix. We delivered 104 fewer than expected airplanes due to the IAM strike during 2008. This reduced revenue by approximately $6.4 billion for the twelve months ended December 31, 2008. IDS revenues were unchanged as revenue growth in Global Services and Support (GS&S) was offset by decreases in Boeing Military Airplanes (BMA) and Network and Space Systems (N&SS). BCC revenues decreased by $112 million primarily due to lower interest income on financing receivables and notes and a decrease in the customer financing portfolio. Other segment revenues increased by $259 million primarily due to the sale of four C-17 aircraft during 2008, that were held under an operating lease. Unallocated items and eliminations changed by $497 million, primarily due to the intercompany elimination of P-8A Poseidon program (P-8A) revenues recognized by Commercial Airplanes.

Revenues in 2007 grew by $4,857 million, primarily due to the growth at Commercial Airplanes. Commercial Airplanes revenues increased by $4,921 million, primarily due to higher new airplane deliveries and increased commercial aviation support activities. IDS revenues decreased by $359 million, primarily due to lower revenues in N&SS resulting from the formation of the United Launch Alliance (ULA) joint venture in 2006 and lower revenues in BMA, offset by growth in GS&S. BCC revenues decreased by $210 million primarily due to a decrease in the customer financing portfolio. Unallocated items and eliminations changed by $524 million primarily due to fewer Commercial Airplanes intercompany deliveries when compared with 2006.

Earnings from Operations

The following table summarizes our earnings from operations:

(Dollars in millions)

Years ended December 31,	2008	2007	2006
Commercial Airplanes	1,186	$3,584	$2,733
Integrated Defense Systems	3,232	3,440	3,031
Boeing Capital Corporation	162	234	291
Other	(307)	(331)	(813)
Unallocated items and eliminations	(323)	(1,097)	(1,657)
Settlement with U.S. Department of Justice, net of accruals			(571)
Earnings from operations	$3,950	$5,830	$3,014

Operating earnings in 2008 decreased by $1,880 million compared with 2007. Commercial Airplanes earnings decreased by $2,398 million compared with the same period in 2007, primarily due to fewer new airplane deliveries resulting from the strike, increased program infrastructure costs related to the strike and revised schedules on 787 and 747-8, and a charge taken on the 747-8 program. Commercial Airplanes’ research and development expense decreased by $124 million to $2,838 million compared with the same period in 2007, primarily due to lower spending on 787 partially offset by higher spending on 747-8 and lower supplier development cost sharing payments. IDS earnings decreased by $208 million compared with 2007 primarily due to lower earnings in the BMA segment resulting from a $248 million charge taken on the Airborne Early Warning and Control (AEW&C). BCC operating earnings decreased $72 million reflecting lower revenues and a provision for losses partially offset by lower interest expense. Unallocated items and eliminations in 2008 improved by $774 million compared with 2007, which is further explained in the table below.

Operating earnings in 2007 improved by $2,816 million compared with 2006. The increase is partly due to the $571 million global settlement with U.S. Department of Justice (U.S. DoJ) that occurred in the second quarter of 2006. Commercial Airplanes earnings increased by $851 million compared with the same period in 2006, primarily due to higher new airplane deliveries, commercial aviation support activities and improved cost performance offset by increased research and development expense. Commercial Airplanes’ research and development expense increased by $572 million to $2,962 million compared with the same period 2006, primarily due to spending on the 787 and 747-8 programs. IDS earnings increased by $409 million compared with 2006. The increase is primarily due to 2006 charges of $770 million in the BMA segment related to AEW&C, partially offset by lower 2007 earnings on several programs in the BMA and N&SS segments. BCC operating earnings decreased $57 million reflecting lower revenues partially offset by a recovery of losses and lower expenses. Other segment earnings improved by $482 million primarily due to the absence of losses related to Connexion by Boeing, which included a charge of $320 million to exit this business in 2006. Unallocated items and eliminations in 2007 contributed $560 million to the 2007 earnings improvement, which is further explained in the table below.

The most significant items included in Unallocated items and eliminations are shown in the following table:

(Dollars in millions)

Years ended December 31,	2008	2007	2006
Pension and other postretirement	$(287)	$(686)	$(472)
Share-based plans	(149)	(233)	(680)
Deferred compensation benefit/(expense)	223	(51)	(211)
Other unallocated items and eliminations	(110)	(127)	(294)
Total	$(323)	$(1,097)	$(1,657)

We recorded net periodic benefit cost related to pensions and other postretirement benefits of $1,132 million, $1,773 million and $1,663 million in 2008, 2007 and 2006, respectively. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. Accordingly, earnings from operations included $1,203 million, $1,730 million and $1,227 million in 2008, 2007 and 2006, respectively. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally accepted accounting principles in the United States of America (GAAP) in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes.

Pension and other postretirement expense decreased during 2008 when compared with 2007 primarily due to a decrease in overall pension costs compared to the same period in the prior year. Pension and other postretirement expense increased during 2007 when compared with 2006 primarily due to increased overall pension costs recognized in inventory as of December 31, 2006, which were subsequently expensed in cost of sales in 2007.

The reduction in Share-based plans expense is primarily due to the expiration of certain Performance Shares during 2008 and higher expense acceleration during 2007, resulting from six payouts compared with zero payouts in 2008. The reduction in Share-based plans expense during 2007 is primarily due to lower Performance Shares outstanding in 2007 and higher expense acceleration during 2006, resulting from 12 payouts compared with six payouts in 2007. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions.

Other unallocated items and expense includes a charge related to satellite litigation of $100 million, offset by lower performance-based compensation in 2008. Other unallocated items and expense in 2007 decreased as a result of reduced intercompany profit elimination as a result of fewer intercompany deliveries than the previous year.

Other Earnings Items

(Dollars in millions)

Years ended December 31,	2008	2007	2006
Earnings from operations	$3,950	$5,830	$3,014
Other income, net	247	484	420
Interest and debt expense	(202)	(196)	(240)
Earnings before income taxes	3,995	6,118	3,194
Income tax expense	(1,341)	(2,060)	(988)
Net earnings from continuing operations	$2,654	$4,058	$2,206

Other income, which primarily consists of interest income, was lower in 2008 compared with 2007 as a result of lower interest rates and lower investment balances. Other income was higher in 2007 compared with 2006 as a result of increases in average principal balances and higher average rates of return on cash and investments. Interest and debt expense remained flat in 2008 but decreased in 2007 compared with 2006, primarily due to debt repayments.

The effective income tax rates were 33.6% and 33.7% for 2008 and 2007. The effective income tax rate of 33.7% for 2007 differed from the 2006 effective income tax rate of 30.9% primarily due to Foreign Sales Corporation and Extraterritorial Income exclusion tax benefits that existed in 2006, but did not recur in 2007. This was partially offset by the non-deduction in 2006 of the global settlement with the U.S. DoJ and other income tax provision adjustments. For additional discussion related to Income Taxes see Note 4.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. Contractual backlog increased by $26,896 million in 2008 compared to 2007 primarily as a result of increases at Commercial Airplanes of $23,399 million, which were due to new orders in excess of deliveries for our 737NG, 767, 777 and 787 programs. IDS contractual backlog increased by $3,497 million in 2008 compared to 2007 primarily due to international orders for F-15 and C-17 aircraft.

Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease in total Unobligated backlog during 2008 is primarily due to decreases at IDS of $2,174 million compared with 2007 primarily due to funding of existing multi-year contracts including the F/A-18, Future Combat Systems (FCS), and F-22 programs. These decreases were partially offset by multi-year procurement contracts awarded on the V-22 and Chinook programs. The decrease in total Unobligated backlog during 2007 is primarily due to decreases at IDS of $3,492 million compared with 2006 primarily due to funding of existing multi-year contracts on FCS, Proprietary, C-17, P-8A and F/A-18, partially offset by increases in the F-22 program and several GS&S programs.

Segment Results of Operations and Financial Condition

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment For the world’s airlines, 2008 was a challenging year characterized by volatility of several key operational factors including oil prices, economic growth, exchange rates and financing terms. In the first half of the year, airlines focused on adapting to spiking oil prices which peaked close to $150/barrel in July. In the second half of 2008, the focus turned to the implications of the global credit crisis and recession as fuel prices fell below $40/barrel for the first time since 2004. Air traffic growth declined toward the end of the year as higher fares to cover higher fuel costs earlier in the year and the economic slowdown reduced demand for air travel.

The impact to airline operations and profitability was dramatic. Globally, over 25 airlines entered bankruptcy, and airlines curtailed capacity growth by cutting unprofitable routes and flights, reducing utilization, and parking older generation airplanes. Following its first profitable year since 2000 in 2007, the airline industry fell back into losses in 2008 led by U.S. airlines. U.S. airlines were most exposed to the fuel price shock due to limited hedging and a weakening dollar, but as the demand environment deteriorated, airlines in all regions faced lower profit outlooks by the end of 2008.

The near-term outlook is highly uncertain due to the volatility of key drivers such as economic growth and fuel prices. Near-term air traffic growth forecasts vary significantly but generally indicate minimal to negative growth in 2009. Early 2009 airline schedules show a 2%-3% decline in world capacity as airlines attempt to match capacity with air travel demand. Profitability forecasts for 2009 also range widely both at the global as well as regional levels. Airlines continue to cut non-fuel costs including distribution, labor and overhead but significant uncertainty remains around fuel prices and revenues.

From time to time certain customers may request cancelations, modifications, or rescheduling of their existing orders to meet revised fleet plans. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, how much compensation is paid to us for costs already incurred and our ability to reschedule other orders to replace those canceled, modified, or rescheduled.

The fundamental drivers of air travel growth are a combination of economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Beyond the near-term market uncertainties, our 20-year forecast is for a long-term average growth rate of 5% per year for passenger traffic, and 6% per year for cargo traffic based on projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $3.2 trillion market for 29,400 new airplanes over the next 20 years.

The industry remains vulnerable to near-term exogenous developments including disease outbreaks (such as avian flu), terrorism, and increased global environmental regulations.

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

Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 10% of Commercial Airplanes’ contractual backlog in dollar terms is with U.S. airlines.

We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. Airbus has historically invested heavily to create a family of products to compete with ours. Regional jet makers Embraer and Bombardier, coming from the less than 100-seat commercial jet market, continue to develop larger and more capable airplanes. Additionally, other competitors from Russia, China, and Japan are likely to enter the 70 to 150 seat aircraft market over the next few years. This market environment has resulted in intense pressures on pricing and other competitive factors.

Worldwide, airplane sales are generally conducted in U.S. dollars. Fluctuating exchange rates affect the profit potential of our major competitors, all of whom have significant costs in other currencies. A decline of the U.S. dollar relative to their local currencies as experienced in 2007 puts pressure on competitors’ revenues and profits. Competitors often respond by aggressively reducing costs and increasing productivity, thereby improving their longer-term competitive posture. Airbus has announced such initiatives targeting overhead cost savings, a reduction in its development cycle and a significant increase in overall productivity through 2012. If the U.S. dollar continues to strengthen, Airbus can use the improved efficiency to fund product development, gain market share through pricing, and/or improve earnings.

We are focused on improving our processes and continuing cost-reduction efforts. We continue to leverage our extensive customer support services network which includes aviation support, spares, training, maintenance documents and technical advice for airlines throughout the world. This enables us to provide a higher level of customer satisfaction and productivity. These efforts enhance our ability to pursue pricing strategies that enable us to price competitively.

Operating Results

(Dollars in millions)

Years ended December 31,	2008	2007	2006
Revenues	$28,263	$33,386	$28,465
% of Total company revenues	46%	50%	46%
Earnings from operations	$1,186	$3,584	$2,733
Operating margins	4.2%	10.7%	9.6%
Research and development	$2,838	$2,962	$2,390
Contractual backlog	$278,575	$255,176	$174,276

Revenues

Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	2008 vs 2007	2007 vs 2006
New airplane sales	$(4,876)	$3,369
Aircraft trading	(264)	120
Commercial aviation services business	17	1,432
Total	$(5,123)	$4,921

The decrease in revenue of $5,123 million in 2008 from 2007 is primarily attributable to lower new airplane deliveries. The IAM strike resulted in 104 airplane deliveries moving out of 2008 which reduced 2008 revenues by $6,406 million. The strike impact was partially offset by higher intercompany revenues of $804 million, and higher pre-strike deliveries, net of model mix changes, of $726 million. Aircraft trading activity decreased by $264 million as a result of fewer sales of used aircraft. Revenues in commercial aviation services business increased by $17 million driven by increased spares and services revenue offset by decreased passenger to freighter conversions.

The increase in revenue of $4,921 million in 2007 from 2006 is attributable to increased new airplane deliveries, including model mix changes, of $3,369 million, increased commercial aviation services business of $1,432 million and increased aircraft trading activity of $120 million.

Commercial jet aircraft deliveries as of December 31, including deliveries under operating lease, which are identified by parentheses, were as follows:

	717		737 NG		747	767		777	Total
2008
Cumulative Deliveries	155		2,756		1,410	969		748
Deliveries			290	*	14	10	*	61	375
2007
Cumulative Deliveries	155		2,466		1,396	959		687
Deliveries			330	*	16	12	*	83	441
2006
Cumulative Deliveries	155		2,136		1,380	947		604
Deliveries	5	(3)	302	*	14	12	*	65	398

*	Intercompany deliveries were two 767 aircraft and two 737 Next Generation aircraft in 2008, one 767 aircraft and one 737 Next Generation aircraft in 2007 and two 767 aircraft and eight 737 Next Generation aircraft in 2006.

Earnings from Operations

Earnings from operations decreased by $2,398 million in 2008 when compared with 2007, a decrease in operating margins of 6.5 percentage points to 4.2%. Lower new airplane deliveries, partially offset by higher intercompany revenues, reduced earnings by $1,400 million. A charge for a reach-forward loss on the 747 program resulting from increases to estimated costs for development and production of 747-8 derivatives reduced 2008 earnings by $685 million. Infrastructure cost allocations related to the 787 and 747-8 schedule delays and infrastructure costs incurred during the IAM strike reduced earnings by $287 million. The 787 and 747-8 schedule delays resulted in production programs receiving larger allocations of current and future infrastructure costs and reduced margins on 2008 deliveries, while the program infrastructure costs incurred during the IAM strike decreased margins on airplanes delivered during the second half of the year. Increased period cost and other performance reduced earnings by $108 million. A reduction in commercial aviation services volume and mix-related earnings of $42 million was primarily due to a decrease in volume on passenger to freighter conversion programs. Lower research and development costs improved earnings by $124 million.

Earnings from operations increased by $851 million in 2007 when compared with 2006, an increase in operating margins of 1.1 percentage points to 10.7%. The increase is primarily attributable to an increase in new airplane deliveries of $950 million, improved cost performance of $169 million and commercial aviation services business increase of $304 million. These were offset by increased research and development costs of $572 million.

Backlog Firm backlog represents orders for products and services where no contingencies remain before Boeing and the customer are required to perform. Backlog does not include prospective orders where customer controlled contingencies remain, such as the customers receiving approval from their Board of Directors, shareholders or government and completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly certain. Firm orders exclude options. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.

The backlog increase in 2008 related to orders in excess of deliveries for our 737NG, 767, 777 and 787 programs, while the increase in 2007 related to orders in excess of deliveries for all programs.

Accounting Quantity The accounting quantity is our estimate of the quantity of airplanes that will be produced for delivery under existing and anticipated contracts and is limited by the ability to make reasonably dependable estimates of the revenue and costs of these contracts. It is a key determinant of gross margins we recognize on sales of individual airplanes throughout a program’s life. Estimation of each program’s accounting quantity takes into account several factors that are indicative of the demand for that program, including firm orders, letters of intent from prospective customers, and market studies. We review our program accounting quantities quarterly.

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

The accounting quantity for each program may include units that have been delivered, undelivered units under contract, and units anticipated to be under contract in the reasonable future (anticipated orders). In developing total program estimates all of these items within the accounting quantity must be considered. The table below provides details as of December 31:

	Program
	737 NG	747	767	777	787
2008
Program accounting quantities	4,200	1,499	1,023	1,050	*
Undelivered units under firm orders[1]	2,270	114	70	350	910
Cumulative firm orders (CFO)[2]	5,026	1,524	1,039	1,098
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A
2007
Program accounting quantities	3,800	1,474	998	950	*
Undelivered units under firm orders	2,076	125	52	357	817
Cumulative firm orders (CFO)[2]	4,542	1,521	1,011	1,044
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A
2006
Program accounting quantities	3,200	1,449	985	900	*
Undelivered units under firm orders	1,560	116	28	299	448
Cumulative firm orders (CFO)[2]	3,696	1,496	975	903
Anticipated orders	N/A	N/A	8	N/A
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery, targeted for 2010.
[1]	Undelivered units are not adjusted for cancellations subsequent to December 31, 2008.
[2]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Next-Generation The accounting quantity for the 737 Next-Generation program increased by 400 units during 2008 due to the program’s normal progression of obtaining additional orders and delivering aircraft.

747 Program In November 2008, we announced a revised schedule for the delivery of the 747-8 Freighter and Intercontinental airplanes. Deliveries of the first 747-8 Freighter moved from the fourth quarter of 2009 into the third quarter of 2010. Delivery of the 747-8 Intercontinental moved from the fourth quarter of 2010 into the second quarter of 2011. The schedule change was caused by design changes, limited availability of engineering resources and the recent IAM strike. In the third quarter of 2008, we increased our cost estimates to incorporate the anticipated schedule delay and design changes and reduced margins on the 747 program to zero. We experienced further cost growth in the fourth quarter and recorded a charge of $685 million to recognize a reach-forward loss. The charge is primarily related to higher than anticipated costs due to late changes to wing design which drove new load requirements into the fuselage and created other statement of work changes for our suppliers. Design and load changes also reduced commonality with 747-400 and resulted in increased costs for components and systems. Higher pension costs, infrastructure cost shifts, delays in transitioning certain components to suppliers and higher internal production costs also increased cost estimates. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, this remains a development program, with the associated inherent risks.

The accounting quantity for the 747 program increased by 25 units in 2008.

767 Program The accounting quantity for the 767 program increased by 25 units during 2008. On February 29, 2008, the U.S. Air Force announced it had chosen a competitor’s bid over our proposed 767 derivative to build 179 replacement tankers for the Air Force’s aging KC-135 fleet of air-to-air refueling tankers. On March 11, 2008, we filed a formal protest with the Government Accountability Office, citing irregularities with the process of the tanker competition and the evaluation of the competitors’ bids. On June 18, 2008, the Government Accountability Office sustained our protest of the contract award. On September 10, 2008, the Department of Defense notified the Congress and the two competing contractors, Boeing and Northrop Grumman, that it was terminating the current competition for a U.S. Air Force airborne tanker replacement. We anticipate that the tanker competition will re-open in 2009.

777 Program The accounting quantity for the 777 program increased by 100 units during 2008. Delivery of the first 777 Freighter is scheduled for early 2009.

787 Program We are in the final stages of assembly of the initial airplanes and planning for flight test. The risks that are always inherent in the latter stages of new airplane program production remain. We continue to address challenges associated with assembly of the first few airplanes, including management of our extended global supply chain, completion and integration of traveled work, weight and systems integration. We are also continuing efforts to satisfy customer mission and performance needs in light of the anticipated weight of their respective aircraft. During 2008, we announced schedule delays for the 787 airplane. First flight of the 787-8 airplane has moved from the second quarter of 2008 into the second quarter of 2009. Delivery of the first 787 moved from early 2009 into the first quarter of 2010. Delivery schedules for 787 derivative airplanes may also be impacted. The revised schedule reflects the cumulative impacts of disruption caused by the recent IAM strike, the requirement to replace certain fasteners in early production airplanes, as well as the impact from the challenges mentioned above. We continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including delivery delays and supplier assertions associated with such changes. A number of our customers have contractual remedies that may be implicated by our revised plan for the 787. We continue to address customer claims and requests for other contractual relief as they arise.

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

Our Research and development expense decreased $124 million in 2008. Research and development expense is net of development cost sharing payments received from suppliers. The decrease in research and development spending for 2008 was primarily due to reduced 787 product development activities partially offset by $278 million of increased spending on the 747-8 program and $80 million of lower supplier development cost sharing payments.

Our Research and development expense increased $572 million in 2007. The increase in 2007 was due to higher spending of $542 million, primarily on 787 and 747-8, and $30 million of lower supplier development cost sharing payments.

Additional Considerations

In 2008, we recorded a reach-forward loss on the 747 program and announced additional delays and challenges on the 787 program that highlight the risks that are always inherent in new airplane programs and derivative airplanes. Costs related to development of new programs and derivative airplanes are generally expensed as incurred. Costs to produce new aircraft are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs and require extensive coordination and integration with supplier partners. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price and result in higher period costs for research and development or reduce margins on future deliveries or in a material charge if the program has or is determined to have a reach-forward loss. Changes to estimates of the program accounting quantity, production costs and rates, learning curve and costs of derivatives could also result in lower margins or reach-forward losses. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure. Examples of such commercial development programs include the 787, 747-8 and 777 freighter.

Integrated Defense Systems

Business Environment and Trends

IDS consists of three capabilities-driven businesses: Boeing Military Aircraft (BMA), Network and Space Systems (N&SS), and Global Services and Support (GS&S).

Defense Environment Overview The U.S. is faced with the continuing struggle to balance funding priorities for current irregular threats while preparing for potential threats from near-peer states with growing sophistication and military means. The U.S. Department of Defense (U.S. DoD) faces the simultaneous requirements to recapitalize important defense capabilities and to transform the force to take advantage of available technologies to meet the changing national security environment as outlined in the latest National Defense Strategy. All of this must be carried out against a backdrop of significant competing national priorities including dealing with the economic crisis. We anticipate that the national security environment will remain challenging well into the next decade.

Policies of the new administration will impact the defense environment and will likely include a complete review of the defense budget in FY2010 and beyond, more emphasis on increasing diplomatic efforts to expand and strengthen our alliances, and reforms to the defense acquisition process.

Because U.S. DoD spending was about half of worldwide defense spending and represented approximately 80% of IDS revenue in 2008, the trends and drivers associated with the U.S. DoD budget are critical. Although the U.S. DoD budget has grown substantially over the past decade, we anticipate the growth rate to level off over the next several years. In addition to the fiscal year 2009 discretionary budget request of $515 billion, the President submitted supplemental requests totaling $70 billion. Procurement and Research and Development accounts continue to face increasing budgetary pressures due to growing requirements from Operations and Maintenance (O&M) and personnel costs tied to U.S. commitments overseas. However, this trend is partially offset by equipment recapitalization efforts and continued demand for systems development. Near-term forecast of the defense budget environment shows limited growth in the 2009 to 2010 period for investment efforts with greater concern existing for the period following U.S. troop draw-downs in Iraq. We continue to see pressure to significantly reduce emergency supplemental requests that have been used to cover the ongoing costs of the Global War on Terror.

It is unlikely that the U.S. DoD will be able to fully fund all programs of record already in development as well as new initiatives. This imbalance between future costs of programs and expected funding levels is not uncommon in the U.S. DoD and is routinely managed by internally adjusting priorities and schedules, restructuring programs, and lengthening production runs to meet the constraints of available funding and occasionally by cancellation of programs. We expect the U.S. DoD will respond to future budget constraints by focusing on affordability strategies that emphasize utilization of off-the-shelf solutions and network-enabled operations. These strategies will be enabled through persistent intelligence, surveillance, and reconnaissance (ISR), long-range strike, special operations, unmanned systems, cyber security, precision-guided kinetic and non-kinetic weapons as well as continued outsourcing of logistics and support activities to improve overall effectiveness while maintaining control over costs.

While international defense markets have not demonstrated the dramatic increases experienced by the U.S. market in recent years they have reversed the declining trend seen in the 1990s. The procurement deferrals taken by international countries has resulted in growing demands for new equipment to address operational requirements, aging inventories, and changing threat environments. Asymmetric warfare remains a key challenge with many nations placing renewed emphasis on acquiring material that is deployable, survivable, and interoperable with the international community. Similar to the U.S., many European nations are facing pressures in their O&M and personnel budgets that are squeezing funding for investment. Middle Eastern markets continue to spend significant amounts on new equipment; however, the impact from volatile oil prices has the potential to affect willingness to commit extra budgetary resources. In Asia growth is continuing with multiple nations pursuing major new acquisitions to address growing regional threats. The international market will be affected by the global economic challenges; however, the continuing threat environment should keep the market stable in 2009.

Federal Market Environment We continue to see growth in the needs of Federal customers particularly for the Intelligence community and the Department of Homeland Security. Areas such as cyber security, border protection, and infrastructure security have increased in importance in order to meet the needs of the national security environment. We also anticipate a continuation of the trend toward outsourcing federal and government services.

Civil Space Transportation and Exploration Environment The National Aeronautics and Space Administration (NASA) has had stable annual funding in this decade. NASA’s budget remains focused on needed funds for Space Shuttle Operations, International Space Station, and new initiatives associated with the Vision for Space Exploration. NASA is continuing to pursue elements of the Vision for Space Exploration, which will provide additional opportunities in launch activities and research and development.

Commercial Satellite Environment The commercial satellite market has strengthened since the downturn earlier in the decade and is expected to stabilize with replacement demand through the end of the decade. Despite improvement in market demand the industry continues to be characterized by overcapacity creating strong competitive pressures on pricing.

Segment Name Changes

In the third quarter of 2008, we changed the names of the Precision Engagement and Mobility Systems segment to Boeing Military Aircraft (BMA) and the Support Systems segment to Global Services and Support (GS&S).

IDS Realignment

Effective January 1, 2008 and 2007, certain programs were realigned between IDS segments. In addition, certain environmental remediation contracts (formerly included in N&SS) were transferred to the Other Segment. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 21.

Operating Results

(Dollars in millions)

Years ended December 31,	2008	2007	2006
Revenues	$32,047	$32,052	$32,411
% of Total company revenues	53%	48%	53%
Earnings from operations	$3,232	$3,440	$3,031
Operating margins	10.1%	10.7%	9.4%
Research and development	$933	$848	$786
Contractual backlog	$45,285	$41,788	$42,287
Unobligated backlog	$27,719	$29,893	$33,385

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

Revenues IDS revenues were unchanged in 2008 as revenue growth in GS&S was offset by decreases in BMA and N&SS. IDS revenues decreased by 1% in 2007 primarily due to the exclusion of the government Delta volume from N&SS revenues, now a revenue component for our joint venture ULA. Decreased revenue from this exclusion and lower revenues in the BMA segment were partially offset by increased volume in other N&SS programs and growth in the GS&S segment.

Operating Earnings IDS earnings, which include the effects of the IAM strike, decreased by $208 million in 2008 primarily due to lower earnings in the BMA segment resulting from a $248 million charge taken on the AEW&C program in the second quarter partially offset by higher earnings in the N&SS Segment. IDS operating earnings increased by $409 million in 2007 compared with 2006 primarily due to $770 million of charges on AEW&C in 2006. The 2007 increase was partially offset by lower earnings in the N&SS segment and other BMA programs.

Backlog Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. IDS total backlog increased 2% in 2008, from $71,681 million to $73,004 million, primarily due to multi-year contracts for the V-22 and Chinook and international orders for F-15 and C-17 aircraft. The increases were partially offset by deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in the FCS, C-17, F/A-18 and F-22 programs.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Airborne Laser, EA-18G, Family of Beyond Line-of-Sight Terminals, FCS, Ground-based Midcourse Defense (GMD), Joint Tactical Radio System (JTRS), P-8A and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of these programs include AEW&C, international KC-767 Tanker, commercial and military satellites, Vigilare and High Frequency Modernisation.

Boeing Military Aircraft

Operating Results

(Dollars in millions)

Years ended December 31,	2008	2007	2006
Revenues	$13,492	$13,740	$14,142
% of Total company revenues	22%	21%	23%
Earnings from operations	$1,276	$1,649	$1,218
Operating margins	9.5%	12.0%	8.6%
Research and development	$482	$450	$395
Contractual backlog	$25,855	$23,047	$24,885
Unobligated backlog	$10,057	$8,625	$8,891

Revenues BMA revenues decreased 2% in 2008 and 3% in 2007. The decrease of $248 million in 2008 is primarily driven by lower F-22, Apache, F-18 and Chinook revenue partially offset by increased deliveries on F-15 and International KC-767 Tankers and C-17 contract mix. The decrease of $402 million in 2007 was due to reduced deliveries of the Apache and T-45 aircraft and Joint Direct Attack Munitions, partially offset by higher deliveries of Chinook and F/A-18 aircraft and higher volume on the P-8A program.

Deliveries of new-build production aircraft, excluding remanufactures and modifications, were as follows:

Years ended December 31,	2008	2007	2006
F/A-18 Models	45	44	42
T-45TS Goshawk	7	9	13
F-15E Eagle	14	12	12
C-17 Globemaster	16	16	16
KC-767 Tanker	2
CH-47 Chinook	12	10	2
AH-64 Apache	3	17	31
C-40A Clipper		3	1
Total New-Build Production Aircraft	99	111	117

Operating Earnings BMA operating earnings decreased by $373 million in 2008 primarily due to a charge of $248 million taken on the AEW&C program in the second quarter. Delivery mix, lower volume and the IAM strike also contributed to the decrease in 2008. Operating earnings increased by $431 million in 2007 primarily due to the 2006 charges of $770 million on AEW&C, which were partially offset by lower 2007 earnings due to revised cost estimates on the international KC-767 Tanker program, lower prices on the C-17 program and revised cost and revenue estimates on the AEW&C program.

Research and Development The BMA segment continues to focus research and development resources to leverage customer knowledge, technical strength and large-scale integration capabilities that provide innovative solutions to meet the warfighter’s enduring needs. Research and development has remained consistent over the past several years. Research and development activities utilize our capabilities in architectures, system-of-systems integration and weapon systems technologies to develop solutions which are designed to enhance our customers’ capabilities in the areas of mobility, precision effects, situational awareness and survivability. These efforts focus on increasing mission effectiveness and interoperability, and improving affordability, reliability and economic ownership.

Backlog BMA total backlog increased by 13% in 2008 compared with 2007 primarily due to an increase in the V-22, Chinook and F-15 program backlog. These increases were partially offset by deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in the C-17 and F/A-18 programs. Total backlog decreased by 6% in 2007 compared with 2006 primarily due to deliveries and sales on C-17, F/A-18, P-8A and F-15. These decreases were partially offset by a multi-year contract for F-22 aircraft and international orders for AEW&C and F/A-18 aircraft.

Additional Considerations

Items which could have a future impact on BMA operations include the following:

AEW&C During 2006, we recorded charges of $770 million and during the second quarter of 2008 we recorded a charge of $248 million related to revised cost and revenue estimates to complete the AEW&C programs in Australia and Turkey. The 2008 charge is primarily related to our program in Australia and is due to subsystem development issues on the electronic warfare and ground support systems and the additional time required for integration testing. These factors required a revised delivery schedule for the Australian aircraft. These delays are not expected to affect delivery schedules to our other AEW&C customers. The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of a 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle and Peace Eye include four aircraft each. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed.

International KC-767 Tanker Program During 2008 and 2007, the BMA segment recorded charges of $85 million and $152 million. The 2007 charge was partially offset at the consolidated level. The international KC-767 Tanker program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. We delivered the first two tankers to Japan during the first quarter of 2008. These programs are ongoing, and while we believe the cost estimates incorporated in the financial statements are appropriate, the technical complexity of the programs creates financial risk as additional completion and development costs may be necessary or remaining scheduled delivery dates could be delayed.

C-17 As of December 31, 2008, we delivered 182 of the 190 C-17 aircraft ordered by the U.S. Air Force (USAF), with final deliveries scheduled for 2009. In June 2007 and April 2008, we directed key suppliers to begin work on 10 and 20 aircraft, respectively, beyond the 190 to support potential Fiscal Year 2008 (FY08) and Fiscal Year 2009 (FY09) orders and anticipated international orders. Our authorizations allowed us to maintain the current C-17 production rate and to provide for cost-effective acquisition of the aircraft. As of December 31, 2008, inventory expenditures and potential termination liabilities to suppliers, primarily related to the anticipated FY08 USAF order, totaled approximately $720 million. In June 2008, the FY08 supplemental defense spending bill, signed by the President, included funding for up to an additional 15 C-17 aircraft. The USAF placed these aircraft on contract on February 6, 2009. There continues to be substantial interest in purchasing additional C-17 aircraft from both the U.S. government and international customers. The National Defense Authorization Act signed into law by the President authorizes the procurement of six C-17s in FY09. However, funding would need to be addressed in a future defense appropriations bill. Should additional orders not materialize, it is reasonably possible that we will decide in 2009 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from our direction to key suppliers to begin working on aircraft beyond the 190 ordered by the USAF.

Network and Space Systems

Operating Results

(Dollars in millions)

Years ended December 31,	2008	2007	2006
Revenues	$11,338	$11,475	$11,767
% of Total company revenues	19%	17%	19%
Earnings from operations	$1,033	$862	$924
Operating margins	9.1%	7.5%	7.9%
Research and development	$298	$289	$289
Contractual backlog	$8,864	$9,204	$7,784
Unobligated backlog	$16,980	$20,133	$23,755

Revenues N&SS revenues decreased 1% in 2008 and 2% in 2007. The decrease of $137 million in 2008 is primarily due to decreased revenues in FCS, Proprietary and satellite programs partially offset by increased revenues in the SBInet program. The decrease of $292 million in 2007 was primarily due to the exclusion of government Delta volume, now a component of our equity investment in ULA and lower FCS volume, partially offset by increased volume on SBInet and several satellite programs.

Delta launch and new-build satellite deliveries were as follows:

Years ended December 31,	2008	2007	2006
Delta II Commercial	2	3
Delta II Government			2
Delta IV Government			3
Satellites	1	4	4

Delta government launches are excluded from our deliveries after December 1, 2006 due to the formation of ULA.

Operating Earnings N&SS operating earnings increased by $171 million in 2008 was primarily due to increased earnings from our investment in ULA. The decrease in 2007 was due to lower earnings on FCS and several satellite programs. These decreases were partially offset by higher award fees on GMD and a $44 million gain on sale of a property in Anaheim. N&SS operating earnings include equity earnings of $73 million, $85 million and $71 million from the United Space Alliance joint venture in 2008, 2007, and 2006, respectively and equity earnings of $105 million, a loss of $11 million and equity earnings of $5 million from the ULA joint venture in 2008, 2007 and 2006, respectively. The ULA equity earnings and loss amounts are net of the basis difference amortization.

Research and Development The N&SS research and development funding remains focused on the development of communications, command and control, computers, intelligence, surveillance and reconnaissance systems (C4ISR); communications and command and control (C3) capabilities that support a network-enabled architecture approach for our various government customers. We are investing in communications capabilities to enable connectivity between existing air/ground platforms, increase communications availability and bandwidth through more robust space systems, and leverage innovative communications concepts. Key programs in this area include JTRS, FCS, Global Positioning System, Tracking and Data Relay Satellite, Ares 1 Crew Launch Vehicle and GMD. Investments were also made to support concepts that may lead to the development of next-generation space intelligence systems. Along with increased funding to support these areas of architecture and network-enabled capabilities development, we also maintained our investment levels in global missile defense and advanced missile defense concepts and technologies.

Backlog N&SS total backlog decreased by 12% in 2008 compared with 2007 primarily due to revenues recognized on multi-year orders received in prior years on FCS, GMD and C3 programs, partially offset by an increase in the International Space Station program. Total backlog decreased by 7% in 2007 compared with 2006 due to revenues recognized on FCS and Proprietary programs, partially offset by an increase in Space Exploration programs.

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

In connection with the formation of ULA, we and Lockheed each committed to provide up to $25 million in additional capital contributions and we each have agreed to extend a line of credit to ULA of up to $200 million to support its working capital requirements. We and Lockheed transferred performance responsibility for certain U.S. government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government. ULA made a $100 million earnings distribution to each partner during the fourth quarter of 2008. In conjunction with the distribution, we and Lockheed committed to provide ULA with additional capital contributions up to the amount of such distributions in the event ULA does not have sufficient funds to make a required payment to us under the inventory supply agreement. See Note 6 and Note 10.

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability of $1,375 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA sold $548 million of inventories that were contributed by us. As part of its integration, ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. Future decisions regarding the Delta II program could reduce our earnings by up to $90 million.

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

We issued credit guarantees to creditors of the Sea Launch venture to assist it in obtaining financing and other support. In the event we are required to perform on these guarantees, we believe we can recover a portion of the cost (estimated at $271 million) through guarantees from the other venture partners. We have also made loans directly to Sea Launch in the past. In the event that Sea Launch is unable to repay those loans, we believe we can recover a portion of the cost (estimated at $203 million) from the other venture partners. The components of this exposure are as follows:

(Dollars in Millions)	Estimated Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Estimated Net Exposure
Credit guarantees	$451	$180	$271
Partner Loans (principal and interest)	508	305	203
Trade receivable from Sea Launch	385	377		8
Subcontract termination	7			7
Other receivables and Inventory	62	41		21
	$1,413	$903	$474	$36

We made no additional capital contributions to the Sea Launch venture during the year ended December 31, 2008. Our trade receivable increased from $337 million at December 31, 2007 to $385 million at December 31, 2008. The related allowance for losses increased from $334 million at December 31, 2007 to $377 million at December 31, 2008 reflecting Sea Launch’s ongoing liquidity challenges.

The venture conducted five, zero and five successful launches for the years ended December 31, 2008, 2007, and 2006, respectively. The venture has incurred losses during 2008, 2007 and 2006. The losses in 2008 and 2006 were due to the relatively low price of launches, driven by a depressed commercial satellite market and oversupply of launch vehicles as well as a high level of debt and debt servicing requirements. The venture incurred losses in 2007 due to a delay in its 2007 launch manifest that was caused by a launch anomaly in January 2007 and unusually strong ocean currents at the launch site during November and December.

We suspended recording equity losses after writing our investment in and direct loans to Sea Launch down to zero in 2001 and accruing our obligation for third-party guarantees on Sea Launch indebtedness. We are not obligated to provide any further financial support to the Sea Launch venture. However, in the event that we do extend additional financial support to Sea Launch in the future, we will recognize suspended losses as appropriate. Approximately $250 million of Sea Launch’s bank loans expire during 2009. In the event this amount is refinanced, Boeing may be called upon to renew its credit guarantee to Sea Launch lenders; or, in the event Sea Launch is unable to obtain financing, Boeing may be required to perform on the existing credit guarantee, which could put in default Sea Launch’s other external debt of approximately $200 million.

In the event Sea Launch is unable to refinance its debt or meet its other contractual obligations and we are unable to recover guarantees from the other venture partners, we could be required to pay up to $451 million under credit guarantees, which could result in charges of up to $510 million.

We continue to look at alternatives to address funding requirements for the venture.

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) in Note 20 Legal Proceedings.

Global Services and Support

Operating Results

(Dollars in millions) Years ended December 31,	2008	2007	2006
Revenues	$7,217	$6,837	$6,502
% of Total company revenues	12%	10%	11%
Earnings from operations	$923	$929	$889
Operating margins	12.8%	13.6%	13.7%
Research and development	$153	$109	$102
Contractual backlog	$10,566	$9,537	$9,618
Unobligated backlog	$682	$1,135	$739

Revenues GS&S revenues increased $380 million in 2008 and $335 million in 2007, an increase of 6% and 5%. The 2008 increase was due to higher revenues in the Training Systems and Services (TS&S) and Integrated Logistics (IL) divisions partially offset by decreases in International Support program volume. The 2007 increase was due to higher IL program volume resulting from the 2006 acquisition of Aviall, Inc. (Aviall) and increased revenue on the C-17 support program. Higher international program volume in 2007 was the result of our increased ownership in Alsalam Aircraft Company (Alsalam)

which occurred during the second quarter of 2006. Lower volume on several Maintenance, Modification and Upgrades (MM&U) and TS&S programs partially offset the 2007 increases.

Operating Earnings GS&S operating earnings decreased by less than 1% in 2008 due to changes in the contract mix and disposition of contract matters. Operating earnings increased 4% in 2007 driven by the revenue increases mentioned above in addition to a different contract mix.

Research and Development GS&S continues to focus investment strategies on its core businesses including IL, MM&U, TS&S and Advanced Logistics Support Systems, as well as on moving into the innovative Network Centric Logistics areas. Investments have been made to continue the development and implementation of innovative tools, processes and systems as market discriminators in the delivery of integrated customer solutions. Examples of successful programs stemming from these investment strategies include the C-17 Globemaster Sustainment Partnership, the F/A-18 Integrated Readiness Support Teaming program, and the F-15 Singapore Performance Based Logistics contract. Successful development of adaptable systems has allowed GS&S to transition off Boeing platforms and into the broader aviation market. Beyond aerospace, GS&S capabilities have created opportunities in adjacencies exemplified in 2008 through entrance into the land vehicles market.

Backlog GS&S total backlog increased by 5% compared with 2007 primarily due to increases in IL and International Support programs. Total backlog increased by 3% in 2007 compared with 2006 due to increases in TS&S programs and International Support programs which were partially offset by decreases in MM&U and IL programs.

Boeing Capital Corporation

Business Environment and Trends

BCC’s customer financing and investment portfolio at December 31, 2008 totaled $6,023 million, which was substantially collateralized by Boeing produced commercial aircraft. A substantial portion of BCC’s portfolio is concentrated among U.S. commercial airlines customers. Continued problems in the airline industry could have a negative impact on lease rates, airline credit ratings and aircraft valuations, and BCC’s future results of operations could be adversely affected in the form of lower revenues, increased asset impairments, increased allowance for losses and increased redeployment costs. Continued problems in the airline industry could also affect our Commercial Airplanes and Other segment.

The global credit crisis has affected the availability of credit generally. While there are still sources of financing available for aircraft deliveries, the amount of third-party financing available has declined. We expect to finance some new deliveries of Boeing aircraft in 2009 and expect our portfolio size to increase. Once capital market conditions improve, we believe the overall aircraft financing market should improve as well and lessen the need for us to provide financing for Boeing aircraft deliveries, although we can provide no assurance when that will occur.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,200 western-built commercial jet aircraft (11.0% of current world fleet) were parked as of December 2008, including both in-production and out-of-production aircraft types, of which over 40% are not expected to return to service. In December 2007 and 2006, 8.2% and 9.9% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of aircraft, particularly types with relatively few operators, are placed out of service.

Summary Financial Information

(Dollars in millions) Years ended December 31,	2008	2007	2006
Revenues	$703	$815	$1,025
Earnings from operations	$162	$234	$291
Operating margins	23%	29%	28%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues decreased $112 million in 2008, resulting from lower interest income on financing receivables and notes of $66 million primarily due to the prepayment of certain notes and lower investment income of $20 million resulting from a lower investment balance. BCC’s revenues decreased $210 million in 2007, primarily due to lower interest income on notes receivable, lower investment income and lower net gain on disposal of assets.

Operating earnings

BCC’s operating earnings are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings decreased by $72 million in 2008 primarily due to lower revenues and a provision for losses partially offset by lower interest expense. The decrease in operating earnings in 2007 compared with 2006 was primarily due to lower revenues.

Financial Position

The following table presents selected financial data for BCC as of December 31,:

(Dollars in millions)	2008	2007
BCC Customer Financing and Investment Portfolio	$6,023	$6,532
Valuation Allowance as a % of Total Receivables	2.1%	2.5%
Debt	$3,652	$4,327
Debt-to-Equity Ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at December 31, 2008 decreased from December 31, 2007 due to normal portfolio run-off. At December 31, 2008 and 2007, BCC had $685 million and $86 million of assets that were held for sale or re-lease of which $305 million and $86 million had firm contracts to be sold or placed on lease. The increase in assets held for sale or re-lease primarily resulted from the return of 16 717 aircraft previously leased to Midwest Airlines (Midwest) and the return of four 757 aircraft previously leased to ATA Holdings Corp., which filed for bankruptcy protection on April 2, 2008. Additionally, aircraft subject to leases with a carrying value of approximately $168 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $64 million were committed at December 31, 2008.

BCC enters into certain transactions with the Other segment in the form of intercompany guarantees and other subsidies.

Restructurings and Restructuring Requests

As of December 31, 2008, BCC has received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value and market rental rates of the returned aircraft.

In September 2008, we agreed to a restructuring of lease terms with Midwest, under which Midwest returned 16 of 25 717 aircraft. Additionally, the agreement provides us with options to require Midwest to return the remaining nine 717 aircraft with varying notice periods. We are pursuing remarketing options for the aircraft returned to date and expected to be returned in the future. We do not expect that the return of these aircraft as a result of this restructuring will have a material effect on our financial position, results of operations or cash flow.

Other Segment

(Dollars in millions) Years ended December 31,	2008	2007	2006
Revenues	$567	$308	$327
Earnings from operations	$(307)	$(331)	$(813)
Operating margins	-54%	-107%	-249%

Effective January 1, 2008, certain intercompany items were realigned between the Other segment and Unallocated expense. Business segment data for all periods presented have been adjusted to reflect the realignment. Other segment revenues for the year ended December 31, 2008 increased by $259 million compared with 2007 primarily due to the sale of four C-17 aircraft held under operating lease, three of which were sold in 2008. Other segment operating losses for the year ended December 31, 2008 decreased by $24 million compared with 2007 primarily due to lower environmental and certain other charges offset by the recognition of a provision for losses of $82 million related to lower U.S. airline customer credit ratings. The provision for losses amount has been recorded in the Other segment as a result of intercompany guarantees we provide to BCC. In 2008, Other segment included environmental remediation expense of $59 million compared with $109 million in 2007.

Other segment operating losses were $331 million during 2007 as compared to losses of $813 million in 2006. The reduction of $482 million was primarily due to the absence of losses related to Connexion by Boeing, which we exited in 2006. As part of our exit from this business, we recognized a charge of $320 million in 2006, in addition to losses of $237 million for the year ended December 31, 2006. We have not reached final settlements with all customers or suppliers. We do not believe the final settlements will have a material adverse effect on our earnings, cash flows and/or financial position.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions) Years ended December 31,	2008	2007	2006
Net earnings	$2,672	$4,074	$2,215
Non-cash items	1,829	1,753	2,351
Changes in working capital	(4,902)	3,757	2,933
Net cash (used)/provided by operating activities	(401)	9,584	7,499
Net cash provided/(used) by investing activities	1,888	(3,822)	(3,186)
Net cash used by financing activities	(5,202)	(4,884)	(3,645)
Effect of exchange rate changes on cash and cash equivalents	(59)	46	38
Net (decrease)/increase in cash and cash equivalents	(3,774)	924	706
Cash and cash equivalents at beginning of year	7,042	6,118	5,412
Cash and cash equivalents at end of year	$3,268	$7,042	$6,118

Operating Activities In 2008, operating activities resulted in a $401 million cash outflow in contrast to 2007 and 2006 when our operations generated significant cash surpluses of $9,584 million and $7,499 million. The decline in 2008 was primarily attributable to higher working capital requirements. In 2007 and 2006, customer advances increased at a faster rate than inventory. In 2008 inventory grew at a faster rate than customer advances. The 2008 increase in inventories was driven by continued spending on production materials, airplane engines, and supplier advances during the IAM strike, lower commercial airplane deliveries and the continued ramp-up of the 787 program. We expect to generate positive operating cash flows in 2009.

Net cash provided by operating activities increased by $2,085 million to $9,584 million in 2007, primarily due to an increase in Net earnings. Net working capital improvements in 2007 reflect higher advances driven by commercial airplane orders and decreases in customer financing assets due to pre-payment of certain notes receivable and normal portfolio run-off, which were partially offset by an increase in inventories driven by the continued ramp-up of the 787 program.

Investing Activities Cash provided by investing activities totaled $1,888 million in 2008 compared with $3,822 million used in 2007, largely due to the liquidation in 2008 of our investments in time deposits and commercial paper, and the liquidation of the majority of our investments in externally managed fixed income instruments, partially offset by $964 million of spending in 2008 on acquisitions.

Cash used for investing activities increased to $3,822 million in 2007 from $3,186 million in 2006, largely due to increases in short-term investments, partially offset by our investment in the acquisition of Aviall in 2006.

The balance of time deposits, commercial paper and externally managed fixed income instruments classified as investments at December 31 are summarized in the table below.

(Dollars in millions)	2008	2007	2006
Classified as Short-term investments
Time deposits		$1,025
Commercial paper		799
Externally managed fixed income instruments(1)	$10	306	$257
	10	2,130	257
Classified as Investments
Externally managed fixed income instruments(1)	338	2,963	2,923
	$348	$5,093	$3,180

(1)

Externally managed fixed income instruments consist primarily of investment grade instruments. These investments had an average duration of 5.5 years at December 31, 2008 and are classified as available-for-sale.

Financing Activities Cash used by financing activities increased to $5,202 million in 2008 from $4,884 million in 2007 due to repayments of financed purchases of distribution rights, which are agreements with certain vendors that gives us exclusive rights to sell their applicable parts. The increase was also due to a decrease in stock options exercised, an increase in common share repurchases and payments of employee taxes on certain share-based payment arrangements, partially offset by a reduction in debt repayments. Cash used by financing activities increased to $4,884 million in 2007 from $3,645 million in 2006 primarily due to increased common share repurchases.

During 2008, we repurchased 42,073,885 shares at an average price of $69.79 in our open market share repurchase program, 1,462,776 shares at an average price of $64.95 as part of the ShareValue Trust distribution, and 74,824 shares in stock swaps. During 2007, we repurchased 28,995,599 shares at an average price of $95.68 in our open market share repurchase program and 28,432 shares in stock swaps. During 2006, we repurchased 21,184,202 shares at an average price of $80.18 in our open market share repurchase program, 3,749,377 shares at an average price of $80.28 as part of the ShareValue Trust distribution, and 49,288 shares in stock swaps. We expect to reduce 2009 share repurchase activity to a minimal level.

In 2008, we repaid $738 million of debt, including $709 million of debt held at BCC. In 2007, we repaid $1,406 million of debt, including $1,309 million of debt held at BCC. In 2006, we repaid $1,681 million of debt, including $713 million of debt held at BCC and $458 million of debt assumed in the Aviall acquisition. There were no debt issuances during 2008, 2007, or 2006. At December 31, 2008 and 2007, the recorded balance of debt was $7,512 million and $8,217 million, of which $560 million and $762 million were classified as short-term. This includes $3,652 million and $4,327 million of debt recorded at BCC, of which $528 million and $706 million was classified as short-term.

Credit Ratings Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A+
Short-term:
Boeing/BCC	F1	P-1	A-1

On January 29, 2009 Standard & Poor’s confirmed Boeing’s A+ credit rating but changed its outlook from stable to negative, citing the challenging commercial aviation environment.

Capital Resources We have substantial borrowing capacity. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. Throughout 2008 and at December 31, 2008, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements, of which $2,000 million is a 5-year credit facility expiring in November 2012 and $1,000 million is a 364-day revolving credit facility expiring in November 2009. Both the 5-year and 364-day credit facilities have a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration dates. In 2008, we renewed the $1,000 million 364-day revolving credit facility, of which $500 million is allocated to BCC. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings in 2009. BCC has a $5,000 million shelf registration statement that was declared effective on November 12, 2008 under which it may offer debt securities.

We believe our ability to access external capital resources should be sufficient to satisfy existing short-term and long-term commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year. At this point in time, our access to liquidity sources has not been materially impacted by the current credit environment, and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, under our commercial paper program, in the debt markets or our credit facilities will not be materially impacted by the ongoing capital market disruptions.

In accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), we recognize the funded status of our defined benefit pension and other postretirement plans, with a corresponding after-tax adjustment to Accumulated other comprehensive loss. The 2008 annual remeasurement of our pension and other postretirement plans resulted in a net $8,565 million decrease in Shareholders’ equity, primarily due to declines in our pension plan assets, as a result of declines in financial markets. As a result of the pension remeasurement, we have negative Shareholders’ equity at December 31, 2008. We do not expect negative Shareholders’ equity to affect our ability to pay dividends or comply with debt covenants. The 2007 annual remeasurement of our pension and other postretirement plans resulted in a net $3,441 million increase in Shareholders’ equity.

At December 31, 2008 our pension plans were $8,420 million underfunded as measured under GAAP and, in the aggregate, approximately $3,000 million underfunded as measured under the Employee Retirement Income Security Act (ERISA). The difference in the funded status between the two standards is mostly attributable to the fact that ERISA uses average asset values and discount rates, whereas GAAP requires us to measure our plan assets and discount our benefit obligations as of the end of the year. Required contributions under ERISA, as well as rules governing funding of our non-U.S. pension plans, are not expected to exceed $50 million in 2009. We anticipate contributing approximately $500 million to our pension plans in 2009. Absent a recovery of asset values or higher interest rates, we will be required to make higher contributions in future years.

As of December 31, 2008, we were in compliance with the covenants for our debt and credit facilities.

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2008, and the estimated timing thereof.

Contractual Obligations

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including current portion)	$7,432	$551	$1,533	$2,495	$2,853
Interest on debt*	5,055	453	795	532	3,275
Pension and other post retirement cash requirements	11,222	692	1,486	5,139	3,905
Capital lease obligations	81	10	20	22	29
Operating lease obligations	1,171	219	315	148	489
Purchase obligations not recorded on statement of financial position	114,659	33,960	42,967	27,468	10,264
Purchase obligations recorded on statement of financial position	11,338	10,512	488	323	15
Total contractual obligations	$150,958	$46,397	$47,604	$36,127	$20,830

*	Includes interest on variable rate debt calculated based on interest rates at December 31, 2008. Variable rate debt was approximately 3% of our total debt at December 31, 2008.

Income Tax Obligations As of December 31, 2008, our total liability for income taxes payable, including uncertain tax positions, was $1,195 million, of which $41 million we expect to pay in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $1,154 million. Our income tax obligations are excluded from the table above. See Note 4.

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

Purchase Obligations Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. In addition, the agreements are not cancelable without substantial penalty. Purchase obligations include amounts recorded as well as amounts that are not recorded on the statements of financial position. Approximately 10% of the purchase obligations disclosed above are reimbursable to us pursuant to cost-type government contracts.

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

Industrial Participation Agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2008, we incurred no such penalties. As of December 31, 2008, we have outstanding industrial participation agreements totaling $9 billion that extend through 2024. Purchase order commitments associated with industrial participation agreements are included in the table above. To be eligible for such a purchase order commitment from us, a foreign supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.

Purchase Obligations Recorded on the Consolidated Statement of Financial Position Purchase obligations recorded on the Consolidated Statement of Financial Position primarily include accounts payable and certain other liabilities including accrued compensation and dividends payable.

Commercial Commitments The following table summarizes our commercial commitments outstanding as of December 31, 2008.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$5,763	$5,027	$616		$120
Commercial aircraft financing commitments	10,145	2,445	2,621	$3,054	2,025
Total commercial commitments	$15,908	$7,472	$3,237	$3,054	$2,145

Commercial aircraft financing commitments include commitments to arrange or provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns based on estimated earliest funding dates. Based on historical experience, we currently do not anticipate that all of these commitments will be exercised by our customers, see Note 11.

Industrial Revenue Bonds We utilize Industrial Revenue Bonds (IRB) to finance the purchase and/or construction of real and personal property, see Note 12.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 20, including our contesting the default termination of the A-12 aircraft, employment and benefits litigation brought by several of our employees, and litigation/arbitration involving BSSI programs.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $731 million at December 31, 2008. For additional information, see Note 11.

Income Taxes We have recorded a net liability of $1,453 million at December 31, 2008 for uncertain tax positions. For further discussion of these contingencies, see Note 4.

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

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all contracts in IDS for all of 2008 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $320 million.

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

Factors that must be estimated include program accounting quantity, sales price, labor and employee benefit costs, material costs, procured part costs, major component costs, overhead costs, program tooling costs, and routine warranty costs. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. Total estimated program sales are determined by estimating the model mix and sales price for all unsold units within the accounting quantity, added together with the sales prices for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment that is based on projected escalation rates, consistent with typical sales contract terms. Cost estimates are based largely on negotiated and anticipated contracts with suppliers, historical performance trends, and business base and other economic projections. Factors that influence these estimates include production rates, internal and subcontractor performance trends, customer and/or supplier claims or assertions, asset utilization, anticipated labor agreements, and inflationary trends.

To ensure reliability in our estimates, we employ a rigorous estimating process that is reviewed and updated on a quarterly basis. Changes in estimates are normally recognized on a prospective basis; when estimated costs to complete a program exceed estimated revenues from undelivered units in the accounting quantity, a loss provision is recorded in the current period for the estimated loss on all undelivered units in the accounting quantity.

The program method of accounting allocates tooling and production costs over the accounting quantity for each program. Because of the higher unit production costs experienced at the beginning of a new program and substantial investment required for initial tooling, new commercial aircraft programs, such as the 787 program, typically have lower margins than established programs.

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If combined cost of sales percentages for commercial airplane programs, excluding the 747 program, for all of 2008 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $200 million. The 747 program is in a reach-forward loss position. Absent changes in the estimated revenues or costs, subsequent deliveries are recorded at zero margin. Reductions to the estimated loss in subsequent periods are spread over all undelivered units in the accounting quantity, whereas increases to the estimated loss are recorded immediately.

Aircraft Valuation

Impairment Review for Assets Under Operating Leases and Held for Re-Lease We evaluate for impairment assets under operating lease or assets held for re-lease when events or changes in circumstances indicate that the expected undiscounted cash flow from the asset may be less than its carrying value. We use various assumptions when determining the expected undiscounted cash flow including the expected future lease rates, lease terms, residual value of the asset, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset.

When we determine that impairment is indicated for an asset, the amount of impairment expense recorded is the excess of the carrying value over the fair value of the asset.

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $8 million for the year ended December 31, 2008.

Allowance for Losses on Customer Financing Receivables The allowance for losses on receivables (valuation provision) is used to provide for potential impairment of receivables in the Consolidated Statements of Financial Position. The balance represents an estimate of probable but unconfirmed losses in the receivables portfolio. The estimate is based on various qualitative and quantitative factors, including historical loss experience, collateral values, and results of individual credit and collectibility reviews. The adequacy of the allowance is assessed quarterly.

Three primary factors influencing the level of our allowance are customer credit ratings, collateral values and default rates. If each customer’s credit rating were upgraded or downgraded by one major rating category at December 31, 2008, the allowance would have decreased by $109 million or increased by $251 million. If the collateral values were 10% higher or lower at December 31, 2008, the allowance would have decreased by $66 million or increased by $71 million. If the cumulative default rates used for each rating category should increase or decrease 1%, the allowance would have increased by $5 million or decreased by $5 million.

Lease Residual Values Equipment under operating leases is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases. If the estimated residual values declined 5% at December 31, 2008, this would result in a future cumulative pre-tax earnings impact of $75 million recognized over the remaining depreciable periods, of which $7 million would be recognized in 2009.

Goodwill and Indefinite-Lived Intangible Impairments

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are annually tested for impairment, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. April 1 is our annual testing date. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

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

Since the date of our annual impairment test on April 1, we have updated our forecasts to reflect among other things the global economic downturn, delays in development programs, and the impacts of the recent IAM strike. Because of these changes in circumstances, we have verified that goodwill is not impaired as of December 31, 2008. However, further changes in our forecasts or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods. A 10% decrease in the estimated fair value of any of our operations will have no impact on the carrying value of goodwill.

As of December 31, 2008 and 2007, we had $499 million of indefinite-lived intangible assets related to the Jeppesen and Aviall brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. A 10% decrease in the discounted cash flows could result in an impairment charge of approximately $17 million.

Postretirement Plans

Substantially all our employees are covered by defined benefit pension plans. We also have other postretirement benefits consisting principally of healthcare coverage for eligible retirees and qualifying dependents. Accounting rules require an annual measurement of our projected obligations and plan assets. These measurements require several assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, and medical trend rate (rate of growth for medical costs). Changes in assumptions can significantly affect our future annual expense and projected benefit obligations. In addition, as a result of our adoption of SFAS 158, differences between actual and expected returns on assets, changes in assumptions, and changes in plan provisions could significantly increase or decrease Shareholders’ Equity (net of taxes) at future measurement dates. Effective for December 31, 2008, SFAS 158 requires us to measure our plan assets and benefit obligations as of December 31, our year-end. Previously, our annual measurement date was September 30.

We use a discount rate that is based on a point-in-time estimate as of our December 31 annual measurement date. Changes in the discount rate will increase or decrease our recorded liabilities with a corresponding adjustment to Shareholders’ Equity as of the measurement date. In the following table, we show the sensitivity of our pension and other postretirement benefit plan liabilities and net periodic cost to a 25 basis point change in the discount rate.

As of December 31, 2008 (in millions)

	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans	Dollars	Dollars

Projected benefit obligation (pensions)	(1,350)	1,599
Net periodic pension cost	(164)	181

Other postretirement benefit plans

Accumulated postretirement benefit obligation	(165)	180
Net periodic postretirement benefit cost	(14)	14

Pension expense is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2008 net periodic pension expense by $116 million. For 2009, we are reducing our expected rate of return on pension plan assets by 25 basis points to 8.00% which will increase 2009 net periodic pension cost by approximately $100 million.

Differences between actual and expected returns can affect future year’s pension cost. The asset balance used to calculate the expected return on pension plan assets is a calculated value that recognizes changes in the fair value of assets over a five year period. Losses incurred on our pension investments in 2008 will increase 2009 net periodic pension cost by approximately $450 million through a combination of lower expected returns on assets and higher amortization of actuarial losses. Absent a recovery of asset values or higher interest rates or higher contributions, net periodic pension expense will increase further in future years.

The assumed medical trend rates have a significant effect on the following year’s expense, recorded liabilities and Shareholders’ Equity. In the following table, we show the sensitivity of our other postretirement benefit plan liabilities and net periodic cost to a 100 basis point change.

As of December 31, 2008 (in millions)

	Change in medical trend rate Increase 100 bps	Change in medical trend rate Decrease 100 bps
Other postretirement benefit plans

Accumulated postretirement benefit obligation	640	(567)
Net periodic postretirement benefit cost	120	(106)

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

The principal source of BCC’s market risk relates to interest rate changes. Exposure to this risk is managed by generally matching the profile of BCC’s liabilities with that of BCC’s assets in relation to amount and terms such as expected maturities and fixed versus floating interest rates. Interest rate derivatives are tools used to assist with this matching and are not used for speculative purposes. Matching is a dynamic process affected by changes in our assets that may require adjusting our liabilities and/or derivatives. Although many of the assets, liabilities and derivatives affected by a change in interest rates are not traded, if we had an immediate, one-time, 100 basis-point increase in market rates at December 31, 2008, we estimate that the tax-adjusted net fair value of these items would have decreased by $1 million compared to a decrease of $12 million at December 31, 2007.

Based on the portfolio of other Boeing existing debt, the unhedged exposure to interest rate risk is not material. The investors in the fixed-rate debt obligations that we issue do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward and option contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2008, a 10% increase in the exchange rate in our portfolio of foreign currency contracts would have decreased our unrealized losses by $70 million and a 10% decrease in the exchange rate would have decreased our unrealized losses by $196 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplemental Data

The Boeing Company and Subsidiaries

Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2008	2007	2006
Sales of products	$50,180	$57,049	$52,644
Sales of services	10,729	9,338	8,886
Total revenues	60,909	66,387	61,530
Cost of products	(41,662)	(45,375)	(42,490)
Cost of services	(8,467)	(7,732)	(7,594)
Boeing Capital Corporation interest expense	(223)	(295)	(353)
Total costs and expenses	(50,352)	(53,402)	(50,437)
	10,557	12,985	11,093
Income from operating investments, net	241	188	146
General and administrative expense	(3,084)	(3,531)	(4,171)
Research and development expense, net of credits of $50, $130 and $160	(3,768)	(3,850)	(3,257)
Gain/(loss) on dispositions/business shutdown, net	4	38	(226)
Settlement with U.S. Department of Justice, net of accruals			(571)
Earnings from operations	3,950	5,830	3,014
Other income, net	247	484	420
Interest and debt expense	(202)	(196)	(240)
Earnings before income taxes	3,995	6,118	3,194
Income tax expense	(1,341)	(2,060)	(988)
Net earnings from continuing operations	2,654	4,058	2,206
Net gain on disposal of discontinued operations, net of taxes of $10, $9 and $5	18	16	9
Net earnings	$2,672	$4,074	$2,215

Basic earnings per share from continuing operations	$3.68	$5.36	$2.88
Net gain on disposal of discontinued operations, net of taxes	0.02	0.02	0.01
Basic earnings per share	$3.70	$5.38	$2.89

Diluted earnings per share from continuing operations	$3.65	$5.26	$2.84
Net gain on disposal of discontinued operations, net of taxes	0.02	0.02	0.01
Diluted earnings per share	$3.67	$5.28	$2.85

See notes to consolidated financial statements on pages 57 – 110.

The Boeing Company and Subsidiaries

Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2008	2007
Assets
Cash and cash equivalents	$3,268	$7,042
Short-term investments	11	2,266
Accounts receivable, net	5,602	5,740
Current portion of customer financing, net	425	328
Deferred income taxes	1,046	2,341
Inventories, net of advances and progress billings	15,612	9,563
Total current assets	25,964	27,280
Customer financing, net	5,857	6,777
Property, plant and equipment, net	8,762	8,265
Goodwill	3,647	3,081
Other acquired intangibles, net	2,685	2,093
Deferred income taxes	4,114	197
Investments	1,328	4,111
Pension plan assets, net	16	5,924
Other assets, net of accumulated amortization of $400 and $385	1,406	1,258
Total assets	$53,779	$58,986

Liabilities and shareholders’ equity
Accounts payable and other liabilities	$17,587	$16,676
Advances and billings in excess of related costs	12,737	13,847
Income taxes payable	41	253
Short-term debt and current portion of long-term debt	560	762
Total current liabilities	30,925	31,538
Deferred income taxes		1,190
Accrued retiree health care	7,322	7,007
Accrued pension plan liability, net	8,383	1,155
Non-current income taxes payable	1,154	1,121
Other long-term liabilities	337	516
Long-term debt	6,952	7,455
Shareholders’ equity:
Common shares issued, par value $5.00 – 1,012,261,159 and 1,012,261,159 shares	5,061	5,061
Additional paid-in capital	3,456	4,757
Treasury shares, at cost	(17,758)	(14,842)
Retained earnings	22,675	21,376
Accumulated other comprehensive loss	(13,525)	(4,596)
ShareValue Trust shares	(1,203)	(2,752)
Total shareholders’ equity	(1,294)	9,004
Total liabilities and shareholders’ equity	$53,779	$58,986

See notes to consolidated financial statements on pages 57 – 110.

The Boeing Company and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2008	2007	2006
Cash flows – operating activities:
Net earnings	$2,672	$4,074	$2,215
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	209	287	743
Depreciation	1,325	1,334	1,445
Amortization of other acquired intangibles	166	152	100
Amortization of debt discount/premium and issuance costs	11	(1)	14
Investment/asset impairment charges, net	50	51	118
Customer financing valuation provision/(benefit)	84	(60)	32
Gain on disposal of discontinued operations	(28)	(25)	(14)
Gain on dispositions/business shutdown, net	(4)	(38)	226
Other charges and credits, net	116	197	82
Excess tax benefits from share-based payment arrangements	(100)	(144)	(395)
Changes in assets and liabilities –
Accounts receivable	564	(392)	(244)
Inventories, net of advances and progress billings	(6,168)	(1,577)	140
Accounts payable and other liabilities	872	928	(744)
Advances and billings in excess of related costs	(1,120)	2,369	1,739
Income taxes receivable, payable and deferred	744	1,290	933
Other long-term liabilities	(211)	71	(62)
Pension and other postretirement plans	14	(143)	642
Customer financing, net	432	1,458	718
Other	(29)	(247)	(189)
Net cash (used)/provided by operating activities	(401)	9,584	7,499
Cash flows – investing activities:
Property, plant and equipment additions	(1,674)	(1,731)	(1,681)
Property, plant and equipment reductions	34	59	225
Acquisitions, net of cash acquired	(964)	(75)	(1,854)
Proceeds from dispositions			123
Contributions to investments	(6,673)	(5,710)	(2,815)
Proceeds from investments	11,343	3,817	2,850
Purchase of distribution rights	(178)	(182)	(34)
Net cash provided/(used) by investing activities	1,888	(3,822)	(3,186)
Cash flows – financing activities:
New borrowings	13	40	1
Debt repayments	(738)	(1,406)	(1,681)
Repayments of distribution rights financing	(357)
Stock options exercised, other	44	209	294
Excess tax benefits from share-based payment arrangements	100	144	395
Employee taxes on certain share-based payment arrangements	(135)
Common shares repurchased	(2,937)	(2,775)	(1,698)
Dividends paid	(1,192)	(1,096)	(956)
Net cash used by financing activities	(5,202)	(4,884)	(3,645)
Effect of exchange rate changes on cash and cash equivalents	(59)	46	38
Net (decrease)/increase in cash and cash equivalents	(3,774)	924	706
Cash and cash equivalents at beginning of year	7,042	6,118	5,412
Cash and cash equivalents at end of year	$3,268	$7,042	$6,118

See notes to consolidated financial statements on pages 57 – 110.

The Boeing Company and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2006	$5,061	$4,371	($11,075)	($2,796)	$17,276	($1,778)	$11,059
Net earnings					2,215		2,215
Unrealized gain on derivative instruments, net of tax of $(16)						23	23
Unrealized gain on certain investments, net of tax of $(7)						13	13
Reclassification adjustment for gains realized in net earnings, net of tax of $23						(39)	(39)
Minimum pension liability adjustment, net of tax of $(1,116)						1,733	1,733
Currency translation adjustment						73	73

Comprehensive income							4,018

SFAS 158 transition amount, net of tax of $5,195						(8,242)	(8,242)
Share-based compensation		487					487
ShareValue Trust activity		(20)		(259)			(279)
Tax benefit related to share-based plans		36					36
Excess tax pools		325					325
Treasury shares issued for stock options exercised, net		(51)	345				294
Treasury shares issued for other share-based plans, net		(493)	270				(223)
Treasury shares repurchased			(1,698)				(1,698)
Treasury shares transfer			(301)	301
Cash dividends declared ($1.25 per share)					(991)		(991)
Dividends related to Performance Share payout					(47)		(47)
Balance Dec 31, 2006	$5,061	$4,655	($12,459)	($2,754)	$18,453	($8,217)	$4,739
Net earnings					4,074		4,074
Unrealized gain on derivative instruments, net of tax of $(58)						97	97
Unrealized gain on certain investments, net of tax of $(11)						17	17
Reclassification adjustment for gains realized in net earnings, net of tax of $13						(21)	(21)
Currency translation adjustment						87	87
Postretirement liability adjustment, net of tax of $(1,948)						3,441	3,441

Comprehensive income							7,695

Share-based compensation		287					287
ShareValue Trust activity		(2)		2
Tax benefit related to share-based plans		18					18
Excess tax pools		85					85
Treasury shares issued for stock options exercised, net		(32)	241				209
Treasury shares issued for other share-based plans, net		(254)	151				(103)
Treasury shares repurchased			(2,775)				(2,775)
Cash dividends declared ($1.45 per share)					(1,129)		(1,129)
Dividends related to Performance Share payout					(11)		(11)
FIN 48 transition amount					(11)		(11)
Balance December 31, 2007	$5,061	$4,757	($14,842)	($2,752)	$21,376	($4,596)	$9,004

Net earnings					2,672		2,672
Unrealized loss on derivative instruments, net of tax of $93						(159)	(159)
Unrealized loss on certain investments, net of tax of $61						(121)	(121)
Reclassification adjustment for losses realized in net earnings, net of tax of $(2)						4	4
Currency translation adjustment						(180)	(180)
Postretirement liability adjustment, net of tax of $(4,883)						(8,565)	(8,565)

Comprehensive expense							(6,349)

Share-based compensation and related dividend equivalents		243			(8)		235
ShareValue Trust activity		(1,540)		1,452			(88)
Excess tax pools		99					99
Treasury shares issued for stock options exercised, net		(9)	53				44
Treasury shares issued for other share-based plans, net		(94)	65				(29)
Treasury shares repurchased			(2,937)				(2,937)
Treasury shares transfer			(97)	97
Cash dividends declared ($1.62 per share)					(1,187)		(1,187)
SFAS 158 transition amount, net of tax of $50					(178)	92	(86)
Balance December 31, 2008	$5,061	$3,456	($17,758)	($1,203)	$22,675	($13,525)	($1,294)

See notes to consolidated financial statements on pages 57 – 110.

The Boeing Company and Subsidiaries

Notes to Consolidated Financial Statements

Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2008	2007	2006
Revenues:
Commercial Airplanes	$28,263	$33,386	$28,465
Integrated Defense Systems:
Boeing Military Aircraft	13,492	13,740	14,142
Network and Space Systems	11,338	11,475	11,767
Global Services and Support	7,217	6,837	6,502
Total Integrated Defense Systems	32,047	32,052	32,411
Boeing Capital Corporation	703	815	1,025
Other	567	308	327
Unallocated items and eliminations	(671)	(174)	(698)
Total revenues	$60,909	$66,387	$61,530

Earnings from operations:
Commercial Airplanes	$1,186	$3,584	$2,733
Integrated Defense Systems:
Boeing Military Aircraft	1,276	1,649	1,218
Network and Space Systems	1,033	862	924
Global Services and Support	923	929	889
Total Integrated Defense Systems	3,232	3,440	3,031
Boeing Capital Corporation	162	234	291
Other	(307)	(331)	(813)
Unallocated items and eliminations	(323)	(1,097)	(1,657)
Settlement with U.S. Department of Justice, net of accruals			(571)
Earnings from operations	3,950	5,830	3,014
Other income, net	247	484	420
Interest and debt expense	(202)	(196)	(240)
Earnings before income taxes	3,995	6,118	3,194
Income tax expense	(1,341)	(2,060)	(988)
Net earnings from continuing operations	2,654	4,058	2,206
Net gain on disposal of discontinued operations, net of taxes of $10, $9 and $5	18	16	9
Net earnings	$2,672	$4,074	$2,215

This information is an integral part of the Notes to consolidated financial statements. See Note 21 for further segment results.

The Boeing Company and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2008, 2007, 2006

(Dollars in millions except per share data)

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. These statements have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”).

Use of Estimates

Management makes assumptions and estimates to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Those assumptions and estimates directly affect the amounts reported in the Consolidated Financial Statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are disclosed in these notes to the Consolidated Financial Statements.

Operating Cycle

For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year and could exceed 3 years.

Revenue and Related Cost Recognition

Contract Accounting Contract accounting is used for development and production activities predominantly by Integrated Defense Systems (IDS). The majority of business conducted by IDS is performed under contracts with the U.S. government and non-U.S. governments that extend over several years. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract resulting in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective, essentially represent an agreement to do a single project for a single customer, involve interrelated construction activities with substantial common costs, and are performed concurrently or sequentially. When a group of contracts is combined, revenue and profit are earned uniformly over the performance of the combined contracts.

Sales related to fixed-price contracts are recognized as deliveries are made, except for certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, for which sales are recorded based on the attainment of performance milestones. Sales related to contracts in which we are reimbursed for costs incurred plus an agreed upon profit are recorded as costs are incurred. The Federal Acquisition Regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Contracts may contain provisions to earn incentive and award fees if specified targets are achieved. Incentive and award fees that can be reasonably estimated and are probable are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

Program Accounting Our Commercial Airplanes segment predominantly uses program accounting to account for cost of sales related to its programs. Program accounting is applicable to products manufactured for delivery under production-type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs, program tooling costs, and routine warranty costs are accumulated and charged to cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. The determination of the accounting quantity is limited by the ability to make reasonably dependable estimates of the revenue and cost of existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and routine warranty costs for the total program.

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

Service Revenue Service revenue is recognized when the service is performed with the exception of U.S. government service agreements, which are accounted for using contract accounting. Service activities primarily include: Delta launches, ongoing maintenance of International Space Station and Space Shuttle, support agreements associated with military aircraft and helicopter contracts, and technical and flight operation services for commercial aircraft. Service revenue and associated cost of sales from pay-in-advance subscription fees are deferred and recognized as services are rendered.

Financial Services Revenue We record financial services revenue associated with sales-type finance leases, operating leases, and notes receivable.

Lease and financing revenue arrangements are included in Sales of services on the Consolidated Statements of Operations. For sales-type finance leases, we record an asset at lease inception. This asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other-than-temporary are recognized as Cost of services in the period in which the declines occur.

For operating leases, revenue on leased aircraft and equipment is recorded on a straight-line basis over the term of the lease. Operating lease assets, included in Customer financing, are recorded at cost and depreciated over the period that we project we will hold the asset to an estimated residual value, using the straight-line method. Prepayments received on operating lease contracts are classified as Other long-term liabilities on the Consolidated Statements of Financial Position. We periodically review our estimates of residual value and recognize forecasted changes by prospectively adjusting depreciation expense.

For notes receivable, notes are recorded net of any unamortized discounts and deferred incremental direct costs. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

Reinsurance Revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $83, $84, and $84 during 2008, 2007, and 2006 respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $86, $93, and $91 during 2008, 2007, and 2006 respectively. Revenues and costs are presented net in Cost of services in the Consolidated Statements of Operations.

Fleet Support

We provide assistance and services to facilitate efficient and safe aircraft operation to the operators of all our commercial airplane models. Collectively known as fleet support services, these activities and services include flight and maintenance training, field service support, engineering services, and technical data and documents. Fleet support activity begins prior to aircraft delivery as the customer receives training, manuals, and technical consulting support. This activity continues throughout the aircraft’s operational life. Services provided after delivery include field service support, consulting on maintenance, repair, and operational issues brought forth by the customer or regulators, updating manuals and engineering data, and the issuance of service bulletins that impact the entire model’s fleet. Field service support involves our personnel located at customer facilities providing and coordinating fleet support activities and requests. The costs for fleet support are expensed as incurred as Cost of services.

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

We have established cost sharing arrangements with some suppliers for the 787 program, which have enhanced our internal development capabilities and have offset a substantial portion of the financial risk of developing this aircraft. Our cost sharing arrangements state that the supplier contributions are for reimbursements of costs we incur for experimentation, basic design, and testing activities during the 787 development. In each arrangement, we retain substantial rights to the 787 part or component covered by the arrangement. The amounts received from these cost sharing arrangements are recorded as a reduction to research and development expenses since we have no obligation to refund any amounts received per the arrangements regardless of the outcome of the development efforts. Specifically, under the terms of each agreement, payments received from suppliers for their share of the costs are typically based on milestones and are recognized as earned when we achieve the milestone events and no ongoing obligation on our part exists. In the event we receive a milestone payment prior to the completion of the milestone, the amount is classified in Accounts payable and other liabilities until earned.

Share-Based Compensation

Our primary types of share-based compensation consist of stock options, ShareValue Trust distributions, Performance Shares, and other stock unit awards, which we account for in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R).

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

Postretirement Plans

We sponsor various pension plans covering substantially all employees. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). A portion of net periodic pension and other postretirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period. If gains and losses, which occur when actual experience differs from actuarial assumptions, exceed ten percent of the greater of plan assets or plan liabilities we amortize them over the average future service period of employees.

Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) which requires that the Consolidated Statements of Financial Position reflect the funded status of the pension and postretirement plans. Effective December 31, 2008, SFAS No. 158 requires us to measure plan assets and benefit obligations at December 31, the date of our year end. We previously performed this measurement at September 30 of each year.

Postemployment Plans

We record a liability for postemployment benefits, such as severance or job training, when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Environmental Remediation

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. We routinely assess, based on in-depth studies, expert analyses and legal reviews, our contingencies, obligations, and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. Our policy is to accrue and charge to current expense identified exposures related to environmental remediation sites based on our best estimate within a range of potential exposure for investigation, cleanup, and monitoring costs to be incurred. Estimated remediation costs are not discounted to present value as the timing of payments cannot be reasonably estimated. We may be able to recover a portion of the remediation costs from insurers or other third-parties. Such recoveries are recorded when realization of the claim for recovery is deemed probable.

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

Because of the higher unit production costs experienced at the beginning of a new or derivative commercial airplane program, the actual costs incurred for production of the early units in the program may exceed the amount reported as cost of sales for those units. In addition, the use of a total program gross profit rate to delivered units may result in costs assigned to delivered units in a reporting period being less than the actual cost of those units. The excess actual costs incurred over the amount reported as cost of sales is disclosed as deferred production costs, which are included in inventory along with unamortized tooling costs.

The determination of net realizable value of long-term contract costs is based upon quarterly reviews that determine an estimate of costs to be incurred to complete all contract requirements. When actual contract costs and the estimate to complete exceed total estimated contract revenues, a loss provision is recorded. The determination of net realizable value of commercial aircraft program costs is based upon quarterly program reviews that determine an estimate of revenue and cost to be incurred to complete the program accounting quantity. When estimated costs to complete exceed estimated program revenues to go, a program loss provision is recorded in the current period for the estimated loss on all undelivered units in the accounting quantity.

Used aircraft purchased by the Commercial Airplanes segment and general stock materials are stated at cost not in excess of net realizable value. See ‘Aircraft valuation’ within this Note for our valuation of used aircraft. Spare parts inventory is stated at lower of average unit cost or market. We review our commercial spare parts and general stock materials quarterly to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends, expected production usage, and the size and age of the aircraft fleet using the part. Impaired inventories are charged to Cost of products in the period the impairment occurs.

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

Precontract Costs

We may, from time to time, incur costs to begin fulfilling the statement of work under a specific anticipated contract that we are still negotiating with a customer. If we determine it is probable that we will be awarded the specific anticipated contract, then we capitalize the precontract costs we incur, excluding any start-up costs which are expensed as incurred. Capitalized precontract costs of $350 and $27 at December 31, 2008 and 2007, are included in Inventories, net of advances and progress billings, in the accompanying Consolidated Statements of Financial Position.

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

Asset Retirement Obligations

In accordance with FIN 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, we record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations. Recorded amounts are not material.

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

Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, 3 to 13 years; product know-how, 3 to 30 years; customer base, 10 to 16 years; distribution rights, 9 to 30 years; and other, 3 to 25 years. In accordance with SFAS No. 144, we evaluate the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Investments

We classify investment securities as either held-to-maturity or available-for-sale. Held-to-maturity securities include commercial paper and are carried at amortized cost.

Available-for-sale securities include marketable debt and equity securities and an Enhanced Equipment Trust Certificate (EETC) and are recorded at their fair values, with unrealized gains and losses reported as part of Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. Realized gains and losses on marketable securities are recognized based on the cost of securities using the first-in, first-out method. Realized gains and losses on all other available-for-sale securities are recognized based on specific identification.

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

All trade-in commitments at December 31, 2008 and 2007 are solely attributable to Sale Aircraft and did not originate from contingent repurchase agreements. Exposure related to trade-in commitments may take the form of:

(1)	Adjustments to revenue for the difference between the contractual trade-in price in the definitive agreement and our best estimate of the fair value of the trade-in aircraft as of the date of such agreement, which would be recorded in Inventory and recognized upon delivery of the Sale Aircraft, and/or

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

Impairment review for assets under operating leases and held for sale or re-lease We evaluate for impairment assets under operating lease or assets held for sale or re-lease when events or changes in circumstances indicate that the expected undiscounted cash flow from the asset may be less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow including our intentions for how long we will hold an asset subject to operating lease before it is sold, the expected future lease rates, lease terms, residual value of the asset, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying value or fair value less costs to sell.

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

Guarantees

We account for guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We record a liability in Accounts payable and other liabilities for the fair value of guarantees that are issued or modified after December 31, 2002. For a residual value guarantee where we received a cash premium, the liability is equal to the cash premium received at the guarantee’s inception. For credit and performance guarantees, the liability is equal to the present value of the expected loss. We determine the expected loss by multiplying the creditor’s default rate by the guarantee amount reduced by the expected recovery, if applicable, for each future period the credit or performance guarantee will be outstanding. If at inception of a guarantee, we determine there is a probable related contingent loss, we will recognize a liability for the greater of (a) the fair value of the guarantee as described above or (b) the probable contingent loss amount.

Note 2 – Goodwill and Acquired Intangibles

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Commercial Airplanes	Boeing Military Aircraft	Network and Space Systems	Global Services and Support	Total
Balance at January 1, 2006[1]	$280	$612	$885	$147	$1,924
Aviall acquisition[2]	1,014			41	1,055
Other	71		(3)		68
Balance at December 31, 2006	$1,365	$612	$882	$188	$3,047
Goodwill adjustments	(25)			(1)	(26)
Acquisition	60				60
Balance at December 31, 2007	$1,400	$612	$882	$187	$3,081
Goodwill adjustments	(35)				(35)
Acquisitions[3]	84	248	201	68	601
Balance at December 31, 2008	$1,449	$860	$1,083	$255	$3,647

[1]	Effective January 1, 2008 and 2007, certain programs were realigned among IDS segments. Prior year amounts have been recast for segment realignments.
[2]

On September 20, 2006, we acquired all of the outstanding shares of Aviall, Inc. (Aviall) for $1,780. The acquisition of Aviall was accounted for under the purchase method of accounting. The purchase price was allocated to the net assets acquired based on their fair values and finalized in the fourth quarter of 2006.

[3]	The increase in goodwill is primarily the result of nine acquisitions during 2008. The purchase price allocations for five acquisitions were finalized during 2008. The remaining four acquisitions closed during the fourth quarter of 2008. Given the recent acquisition dates, management has not yet completed its final fair value assessment and expects to complete the allocation process in the first and second quarters of 2009.

As of December 31, 2008 and 2007, we had indefinite-lived intangible assets with carrying amounts of $499 relating to tradenames.

Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2008 and 2007 was $166 and $152. Estimated amortization expense for the five succeeding years are as follows: 2009 – $235; 2010 – $216; 2011 – $172; 2012 – $159 and 2013 – $140.

The gross carrying amounts and accumulated amortization of our other acquired finite-lived intangible assets were as follows at December 31:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$851	$494	$640	$432
Product know-how	325	85	308	74
Customer base	397	107	325	77
Distribution rights	1,265	82	796	40
Other	230	114	249	101
	$3,068	$882	$2,318	$724

Acquired finite-lived intangibles of $275 and $342 remain unpaid as of December 31, 2008 and 2007.

Note 3 – Earnings Per Share

The weighted-average number of shares outstanding used to compute earnings per share are as follows:

(Shares in millions) Years ended December 31,	2008	2007	2006
Weighted average shares outstanding	719.9	750.5	760.5
Participating securities	2.7	8.8	10.5
Basic weighted average shares outstanding	722.6	759.3	771.0
Dilutive potential common shares	6.4	13.2	16.6
Diluted weighted average shares outstanding	729.0	772.5	787.6

The numerator used to compute diluted earnings per share is as follows:

Years ended December 31,	2008	2007	2006
Net earnings	$2,672	$4,074	$2,215
Expense related to diluted shares		2	27
Total numerator	$2,672	$4,076	$2,242

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

The weighted-average number of shares outstanding, included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

(Shares in millions) Years ended December 31,	2008	2007	2006
Stock options	14.9
ShareValue Trust	12.7	25.8	24.6
Performance Awards	2.0	3.0	1.4
Performance Shares	0.7	0.7	4.0
Stock units	0.3		0.1

Note 4 – Income Taxes

The components of earnings before income taxes were:

Years ended December 31,	2008	2007	2006
U.S.	$3,794	$5,901	$3,067
Non-U.S.	201	217	127
	$3,995	$6,118	$3,194

Income tax expense/(benefit) consisted of the following:

Years ended December 31,	2008	2007	2006
Current tax expense
U.S. federal	$44	$1,260	$193
Non-U.S.	29	139	35
U.S. state	20	164	(58)
	93	1,563	170
Deferred tax expense
U.S. federal	1,151	487	750
Non-U.S.	26	(6)	(6)
U.S. state	71	16	74
	1,248	497	818
Total income tax expense	$1,341	$2,060	$988

The following is a reconciliation of the U.S. federal statutory tax rate of 35% to our recorded income tax expense/(benefit):

Years ended December 31,	2008	2007	2006
U.S. federal statutory tax	35.0%	35.0%	35.0%
Global Settlement with U.S. Department of Justice			6.7
Foreign Sales Corporation/Extraterritorial Income tax benefit			(5.8)
Research and Development credits	(4.3)	(2.4)	(0.7)
Federal audit settlement			(1.5)
State income tax provision, net of effect on U.S. federal tax	1.7	1.6	0.4
Other provision adjustments	1.2	(0.5)	(3.2)
Income tax expense	33.6%	33.7%	30.9%

Significant components of our deferred tax assets, net of deferred tax liabilities, at December 31 were as follows:

	2008	2007
Retiree health care accruals	$2,970	$2,581
Inventory and long-term contract methods of income recognition and other (net of valuation allowance of $17 and $0)	(604)	638
Partnerships and Joint Ventures	(500)	(429)
Other employee benefits accruals	1,367	1,476
In-process research and development related to acquisitions	93	108
Net operating loss, credit, and charitable contribution carryovers (net of valuation allowance of $31 and $20)	270	275
Pension asset (liability)	3,026	(1,648)
Customer and commercial financing	(1,604)	(1,587)
Unremitted earnings of non-U.S. subsidiaries	(55)	(48)
Other net unrealized losses (gains)	197	(18)
Net deferred tax assets[1]	$5,160	$1,348

[1]	Of the deferred tax asset for net operating loss and credit carryovers, $155 expires in years ending from December 31, 2009 through December 31, 2028 and $115 may be carried over indefinitely.

Net deferred tax assets at December 31 were as follows:

	2008	2007
Deferred tax assets	$14,700	$9,640
Deferred tax liabilities	(9,492)	(8,272)
Valuation allowance	(48)	(20)
Net deferred tax assets	$5,160	$1,348

We recorded net deferred tax liabilities of $73 and $11 in 2008 and 2007, which were primarily due to acquisitions.

As required under SFAS 123R, deferred tax liabilities of $97 and $79 were reclassified to Additional paid-in capital in 2008 and 2007. This represents the tax effect of the net excess tax pool created during 2008 and 2007 due to share awards paid with a fair market value in excess of the book accrual for those awards.

Included in the net deferred tax assets at December 31, 2008 and 2007 are deferred tax assets in the amounts of $8,134 and $3,169 related to other comprehensive income.

Net income tax payments were $599, $711 and $28 in 2008, 2007 and 2006, respectively.

We have provided for U.S. deferred income taxes and foreign withholding tax in the amount of $55 on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

FASB Interpretation No. 48

Upon adoption of FIN 48 effective January 1, 2007, we began reporting income tax related interest income in income tax expense in our Consolidated Statement of Operations. In prior periods, such interest income was reported in Other income. Within the Consolidated Statements of Operations, Other income included interest of $16 in 2006 related to federal income tax settlements for prior years. Penalties and tax-related interest expense are reported as a component of Income tax expense. As of December 31, 2008 and 2007, the amount of accrued income tax-related interest and penalties included in the Consolidated Statement of Financial Position was as follows: interest of $215 and $143, and penalties of $14 and $17. The amounts of interest and penalties accrued during 2008 were $43 and $(3), respectively.

We are subject to examination in the U.S. federal tax jurisdiction for the 1998-2008 tax years. We are also subject to examination in major state and foreign jurisdictions for the 2001-2008 tax years, for which no individually material unrecognized tax benefits exist. We have filed appeals with the IRS for the 1998-2003 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Unrecognized Tax Benefits – January 1,	$1,272	$1,097
Gross increases – tax positions in prior periods	88	181
Gross decreases – tax positions in prior periods	(28)	(85)
Gross increases – current-period tax positions	132	89
Settlements	(10)
Lapse of statute of limitations	(1)	(10)
Unrecognized Tax Benefits – December 31,	$1,453	$1,272

As of December 31 and January 1, 2008, the total amount of unrecognized tax benefits was $1,453 and $1,272, of which $1,171 and $1,032 would affect the effective tax rate, if recognized. These amounts are primarily associated with U.S. federal tax issues such as the tax benefits from the Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) tax rules, the amount of research and development tax credits claimed, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed. Also included in these amounts are accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed.

It is reasonably possible that within the next 12 months we will resolve some of the matters presently under consideration for 1998-2006 with the IRS which may increase or decrease unrecognized tax benefits. Settlement of unrecognized tax benefits that effect the effective tax rate could increase earnings in an amount ranging from $0 to $500 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Note 5 – Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2008	2007
U.S. government contracts	$2,675	$2,838
Commercial customers	1,041	1,232
Other[1]	1,940	1,742
Less valuation allowance	(54)	(72)
	$5,602	$5,740

[1]

Included $495 and $498 of reinsurance receivables held by Astro Ltd., a wholly owned subsidiary, which operates as a captive insurance company and $391 and $683 related to non-U.S. military contracts at December 31, 2008 and 2007.

The following table summarizes our accounts receivable under long-term contracts that were not billable or related to outstanding claims as of December 31:

	2008	2007
Unbillable
Current	$990	$825
Expected to be collected after one year	467	520
	$1,457	$1,345

Claims
Current	$32	$18
Expected to be collected after one year	120	128
	$152	$146

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

Note 6 – Inventories

Inventories at December 31 consisted of the following:

	2008	2007
Long-term contracts in progress	$14,051	$13,159
Commercial aircraft programs	19,309	11,710
Commercial spare parts, used aircraft, general stock materials and other	4,340	3,401
	37,700	28,270
Less advances and progress billings	(22,088)	(18,707)
	$15,612	$9,563

Delta launch program inventories that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021 are included in long-term contracts in progress inventories. At December 31, 2008 and December 31, 2007, the inventory balance was $1,822 and $1,827. As part of its integration ULA is continuing to assess the future of the Delta II program. Future decisions regarding the Delta II program could reduce our earnings by up to $90 (see Note 12).

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of December 31, 2008 and 2007, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $235 and $234 subject to claims or other uncertainties relating to the A-12 program as of December 31, 2008 and December 31, 2007 (See Note 20).

Commercial aircraft program inventory includes amounts credited in cash or other consideration (early issued sales consideration), to airline customers totaling $1,271 and $1,355 as of December 31, 2008 and 2007.

Deferred production costs represent commercial aircraft programs production costs incurred on in-process and delivered units in excess of the estimated average cost of such units. As of December 31, 2008 and 2007, the balance of deferred production costs and unamortized tooling related to commercial aircraft programs in production, except the 777 program, was insignificant relative to the programs’ balance-to-go estimates. As of December 31, 2008 and 2007, all significant excess deferred production costs or unamortized tooling costs are recoverable from existing firm orders for the 777 program. The deferred production costs and unamortized tooling for the 777 program are summarized in the following table:

	2008	2007
Deferred production costs	$1,223	$1,043
Unamortized tooling	255	256

Note 7 – Business Shutdowns

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

Note 8 – Customer Financing

Customer financing at December 31 consisted of the following:

	2008	2007
Aircraft financing
Notes receivable	$615	$770
Investment in sales-type/finance leases	2,528	2,676
Operating lease equipment, at cost, less accumulated depreciation of $771 and $1,024	3,152	3,601
Other financing
Notes receivable	256	115
Operating lease equipment, at cost, less accumulated depreciation of $90		138
Less allowance for losses on receivables	(269)	(195)
	$6,282	$7,105

The components of investment in sales-type/finance leases at December 31 were as follows:

	2008	2007
Minimum lease payments receivable	$3,451	$3,814
Estimated residual value of leased assets	735	751
Unearned income	(1,658)	(1,889)
	$2,528	$2,676

Aircraft financing operating lease equipment primarily includes jet and commuter aircraft. At December 31, 2008 and 2007, aircraft financing operating lease equipment included $685 of equipment available for sale or re-lease and $86 of equipment available for re-lease. At December 31, 2008 and 2007, we had firm lease commitments for $305 and $86 of this equipment.

When our Commercial Airplanes segment is unable to immediately sell used aircraft, it may place the aircraft under an operating lease. It may also provide customer financing with a note receivable. The carrying amount of the Commercial Airplanes segment used aircraft under operating leases and notes receivable included as a component of customer financing totaled $232 and $156 as of December 31, 2008 and 2007.

Impaired receivables and the allowance for losses on those receivables consisted of the following at December 31:

	2008	2007
Impaired receivables with no specific impairment allowance	$163	$197
Impaired receivables with specific impairment allowance	16	39
Allowance for losses on impaired receivables	8	13

The average recorded investment in impaired receivables as of December 31, 2008, 2007 and 2006, was $197, $589, and $1,191, respectively. Income recognition is generally suspended for receivables at the date full recovery of income and principal becomes doubtful. Income is recognized when receivables become contractually current and performance is demonstrated by the customer. Interest income recognized on such receivables was $14, $50, and $104 for the years ended December 31, 2008, 2007 and 2006, respectively.

The change in the allowance for losses on receivables for the years ended December 31, 2008, 2007 and 2006, consisted of the following:

Allowance for Losses
Beginning balance – January 1, 2006	$(274)
Customer financing valuation benefit/(provision)	(32)
Reduction in customer financing assets	52
Ending balance – December 31, 2006	(254)
Customer financing valuation benefit/(provision)	60
Other	(1)
Ending balance – December 31, 2007	(195)
Customer financing valuation benefit/(provision)	(84)
Reduction in customer financing assets	10
Ending balance – December 31, 2008	$(269)

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing related to major aircraft concentrations at December 31 were as follows:

	2008	2007
717 Aircraft ($694 and $719 accounted for as operating leases)*	$2,365	$2,472
757 Aircraft ($780 and $836 accounted for as operating leases)*	991	1,064
767 Aircraft ($181 and $196 accounted for as operating leases)	540	599
MD-11 Aircraft ($536 and $528 accounted for as operating leases)*	536	528
737 Aircraft ($453 and $485 accounted for as operating leases)	464	518
777 Aircraft ($0 accounted for as operating leases)	81	96

*	Out of production aircraft

In September 2008, we agreed to a restructuring of lease terms with Midwest, under which Midwest returned 16 of 25 717 aircraft. Additionally, the agreement provides us with options to require Midwest to return the remaining nine 717 aircraft with varying notice periods. We do not expect that the return of these aircraft as a result of this restructuring will have a material effect on our financial position, results of operations or cash flow.

We recorded charges related to customer financing asset impairment in operating earnings, primarily as a result of declines in projected future cash flows. These charges for the years ended December 31 were as follows:

	2008	2007	2006
Boeing Capital Corporation	$35	$33	$53
Other Boeing		15	7
	$35	$48	$60

Scheduled receipts on customer financing are as follows:

Year	Principal Payments on Notes Receivable	Sales- Type/ Finance Lease Payments Receivable	Operating Lease Equipment Payments Receivable
2009	$341	$293	$375
2010	104	283	327
2011	129	325	267
2012	112	317	216
2013	80	273	167
Beyond 2013	111	1,960	563

Customer financing assets leased under capital leases and subleased to others totaled $43 at December 31, 2007. Such amounts were not significant in 2008.

Note 9 – Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2008	2007
Land	$540	$544
Buildings and land improvements	9,133	8,868
Machinery and equipment	9,990	9,308
Construction in progress	1,379	1,460
	21,042	20,180
Less accumulated depreciation	(12,280)	(11,915)
	$8,762	$8,265

Depreciation expense was $1,013, $978 and $1,058 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest capitalized during the years ended December 31, 2008, 2007 and 2006 totaled $99, $117 and $110, respectively. At December 31, 2008 and 2007, we had $334 and $314 of operating lease properties, net of $242 and $202 of accumulated depreciation.

Rental expense for leased properties was $426, $411 and $388, for the years ended December 31, 2008, 2007 and 2006, respectively. For the same periods, these expenses, substantially all minimum rentals, were net of sublease income of $14, $26, and $18. At December 31, 2008, minimum rental payments under capital leases aggregated $10, and payments due under capital leases during the next five years are not material. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,154, net of sublease payments of $17, at December 31, 2008. Payments, net of sublease amounts, due under operating leases during the next five years are as follows:

2009	2010	2011	2012	2013
$212	$173	$134	$84	$62

Noncancellable future rentals due from customers for equipment on operating leases aggregated $144 at December 31, 2008. Payments due during the next five years are as follows:

2009	2010	2011	2012	2013
$16	$15	$14	$14	$14

Note 10 – Cash, Cash Equivalents and Investments

Our investments, which are recorded in either Cash and cash equivalents, Short-term investments or Investments, consisted of the following at December 31:

	2008	2007
Cash and cash equivalents
Cash, money market funds and time deposits	$3,268	$5,406
Available-for-sale investments		134
Held-to-maturity investments		1,502
Total cash and cash equivalents	3,268	7,042
Short-term Investments
Time deposits		1,025
Available-for-sale investments	11	442
Held-to-maturity investments		799
Total short-term investments	11	2,266
Investments
Available-for-sale investments	341	2,982
Equity method investments	942	1,085
Other investments	45	44
Total investments	1,328	4,111
Total cash, cash equivalents, and investments	$4,607	$13,419

Available-For-Sale Investments

Our investments in available-for-sale debt and equity securities consisted of the following at December 31:

	2008				2007
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Debt:(1)
Marketable Securities	$449		$(102)	$347	$3,385	$29	$(11)	$3,403
ETCs/EETCs	8		(3)	5	145		(2)	143
Equity					2	10		12
	$457		$(105)	$352	$3,532	$39	$(13)	$3,558

(1)

At December 31, 2008, debt securities with estimated fair values of $44 and cost of $61 have been in a continuous unrealized loss position for 12 months or longer. We believe that the unrealized losses are not other-than-temporary. We do not have a foreseeable need to liquidate the portfolio and anticipate recovering the full value of the securities either as market conditions improve, or as the securities mature.

The contractual maturities of available-for-sale debt securities at December 31, 2008, were as follows:

	Cost	Estimated Fair Value
Due in 1 year or less	$13	$11
Due from 1 to 5 years	141	131
Due from 5 to 10 years	5	4
Due after 10 years	298	206
	$457	$352

Supplemental information about gross realized gains and losses on available-for-sale investment securities for the years ended December 31, are as follows:

	2008	2007	2006
Gains	$46	$5	$56
Losses, including other than temporary impairments	(107)	(11)	$(11)
Net	$(61)	$(6)	$45

Held-To-Maturity Investments

Our investments in held-to-maturity securities consisted of commercial paper with maturities of less than one year and are recorded at their amortized cost of $2,301 as of December 31, 2007, which approximated their fair value.

Equity Method Investments

Our effective ownership percentages and balances of equity method investments consisted of the following as of December 31:

	Segment	Ownership Percentages	Investment Balance
			2008		2007
United Launch Alliance	Network and Space Systems	50%	$1,006		$1,019
United Space Alliance	Network and Space Systems	50%	(197	)(1)	(70	)(1)
Other	Primarily Commercial Airplanes and Global Services & Support		133		136
Total Equity method investments			$942		$1,085

(1)	Credit balances are a result of our proportionate share of the joint venture’s pension and postretirement related adjustments which reduce the carrying value of the investment.

On December 1, 2006, we entered into a transaction with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance L.L.C. (ULA). ULA combines the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. ULA conducted 7, 13 and one successful launches for the years ended December 31, 2008, 2007 and 2006, respectively.

On July 24, 2007, we and Lockheed reached an agreement with respect to resolution of the final working capital and the value of the launch vehicle support contracts that each party contributed to ULA. Effective August 15, 2007, the parties received all necessary approvals pursuant to the terms of the Consent Order with the U.S. Federal Trade Commission and the terms of the agreement, which resulted in additional contributions from both parties with Boeing agreeing to contribute an additional $97. Our additional contribution liability will be offset by future payments from ULA under the Inventory Supply Agreement. See Note 12.

The Sea Launch venture, in which we are a 40% partner with RSC Energia of Russia (25%), Aker ASA of Norway (20%), PO Yuzhmash (10%) and SDO Yuzhnoye (5%) of the Ukraine, provides ocean-based launch services to commercial satellite customers. The venture conducted five, zero and five successful launches for the years ended December 31, 2008, 2007, and 2006, respectively. We have financial exposure with respect to the venture, which relates to guarantees provided by us to certain Sea Launch creditors and financial exposure related to advances and other assets reflected in the consolidated financial statements.

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

Note 11 – Liabilities, Commitments and Contingencies

Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:

	2008	2007
Accounts payable	$5,871	$5,714
Accrued compensation and employee benefit costs	4,479	4,996
Environmental	731	679
Product warranties	959	962
Forward loss recognition (a)	1,458	607
Other	4,089	3,718
Total	$17,587	$16,676

(a)	Forward loss recognition relates primarily to 747 and Airborne Early Warning and Control (AEW&C) in 2008 and AEW&C in 2007.

Payments associated with these liabilities may occur in periods significantly beyond the next twelve months. Accounts payable included $157 and $265 at December 31, 2008 and 2007, attributable to checks written but not yet cleared by the bank.

Environmental Matters

At December 31, 2008 and 2007, the aggregate amount of liabilities recorded relative to environmental matters were as follows:

Environmental Liabilities
Beginning balance – January 1, 2007	$582
Reductions for payments made	(71)
Changes in estimates	168
Ending balance – December 31, 2007	679
Reductions for payments made	(106)
Changes in estimates	158
Ending balance – December 31, 2008	$731

The liabilities recorded represent our best estimate of costs expected to be incurred to remediate, operate, and maintain sites over periods of up to 30 years. Although not considered probable, it is reasonably possible that we may incur additional charges because of regulatory complexities, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites based on our experience and existing laws and regulations. At December 31, 2008 and 2007 our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $1,206 and $1,191, excluding the impacts of any potential recoveries.

Product Warranties

We provide product warranties in conjunction with certain product sales. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three to four-year standard warranty for systems, accessories, equipment, parts, and software manufactured by us or manufactured to certain standards under our authorization. These warranties are included in the programs’ estimate at completion. Additionally, on occasion we have made commitments beyond the standard warranty obligation to correct fleet- wide major warranty issues of a particular model. These costs are expensed as incurred. These warranties cover factors such as non-conformance to specifications and defects in material and design. Warranties issued by our IDS segments principally relate to sales of military aircraft and weapons hardware and are included in the contract cost estimates. These sales are generally accompanied by a six to twelve-month warranty period and cover systems, accessories, equipment, parts, and software manufactured by us to certain contractual specifications. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. Estimated costs of these additional warranty issues are considered changes to the initial liability estimate. The following table summarizes product warranty activity recorded for the years ended December 31, 2008 and 2007.

Product Warranty Liabilities
Beginning balance – January 1, 2007	$761
Additions for current year deliveries	186
Reductions for payments made	(220)
Changes in estimates	235
Ending balance – December 31, 2007	962
Additions for current year deliveries	140
Reductions for payments made	(253)
Changes in estimates	110
Ending balance – December 31, 2008	$959

Discontinued Operations

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of BCC’s Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as certain events of default and repossession. As of December 31, 2008, our maximum exposure to loss associated with the loss sharing arrangement was $232. As of December 31, 2008 and 2007, the accrued liability under the loss sharing arrangement was $39 and $59.

Acquisition

As part of an acquisition in 2008, we may be required to pay up to an additional $50 of purchase price for contingent consideration. The additional consideration is due in the event specified targets are achieved over a three year period and will be recorded if the targets are met.

Future Lease Commitments

As of December 31, 2008 and 2007, future lease commitments on aircraft and other commitments not recorded on the Consolidated Statements of Financial Position totaled $197 and $240. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of December 31, 2008, the future lease commitments on aircraft for each of the next five years were as follows: $20 in 2009, $18 in 2010, $19 in 2011, $19 in 2012, and $19 in 2013. As of December 31, 2008 and 2007, Accounts payable and other liabilities included $32 and $42 attributable to adverse commitments under these lease arrangements.

Purchase Obligations

As of December 31, 2008, we had $114,659 of production related purchase obligations not recorded on the Consolidated Statement of Financial Position. Such obligations include agreements for production goods, tooling costs, electricity and natural gas contracts, property, plant and equipment, inventory procurement contracts, and other miscellaneous production related obligations. As of

December 31, 2008, the amounts of production related purchase obligations for each of the next five years were as follows: $33,960 in 2009, $24,520 in 2010, $18,447 in 2011, $16,951 in 2012, and $10,517 in 2013.

Commercial Aircraft Commitments

In conjunction with signing a definitive agreement for the sale of new aircraft, we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,045 and $924 as of December 31, 2008 and 2007. We anticipate that a significant portion of these commitments will not be exercised by customers. There were no probable contractual trade-in commitments as of December 31, 2008. These trade-in commitment agreements have expiration dates from 2010 through 2023.

Potential C-17 Shut-Down

As of December 31, 2008, we delivered 182 of the 190 C-17 aircraft ordered by the U.S. Air Force (USAF), with final deliveries scheduled for 2009. In June 2007 and April 2008, we directed key suppliers to begin work on 10 and 20 aircraft, respectively, beyond the 190 to support potential Fiscal Year 2008 (FY08) and Fiscal Year 2009 (FY09) orders and anticipated international orders. Our authorizations allowed us to maintain the current C-17 production rate and to provide for cost-effective acquisition of the aircraft. As of December 31, 2008, inventory expenditures and potential termination liabilities to suppliers, primarily related to the anticipated FY08 USAF order, totaled approximately $720. In June 2008, the FY08 supplemental defense spending bill, signed by the President, included funding for up to an additional 15 C-17 aircraft. The USAF placed these aircraft on contract on February 6, 2009. There continues to be substantial interest in purchasing additional C-17 aircraft from both the U.S. government and international customers. The National Defense Authorization Act signed into law by the President authorizes the procurement of six C-17s in FY09. However, funding would need to be addressed in a future defense appropriations bill. Should additional orders not materialize, it is reasonably possible that we will decide in 2009 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from our direction to key suppliers to begin working on aircraft beyond the 190 ordered by the USAF.

Financing Commitments

Financing commitments totaled $10,145 and $8,350 as of December 31, 2008 and 2007. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances given the current capital market disruptions that we will not be required to fund greater amounts than historically required.

In connection with the formation of ULA, we and Lockheed Martin Corporation each committed to provide up to $25 in additional capital contributions and we each have agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements during the 5 year period following December 1, 2006. ULA did not request any funds under the line of credit as of December 31, 2008.

ULA made a $100 earnings distribution to each partner during the fourth quarter of 2008. In conjunction with the distribution, we and Lockheed committed to provide ULA with additional capital contributions up to the amount of such distributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 6.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $5,763 and $4,973 as of December 31, 2008 and 2007.

Satellites

In certain launch and satellite sales contracts, we include provisions that specify that we bear risk of loss associated with the launch phase through acceptance in orbit by the customer. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract and when economically advisable. The current insurance market reflects high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There is a contractual launch scheduled for early 2009 and a second scheduled for 2010 for which full insurance coverage may not be available or, if available, could be prohibitively expensive. We will continue to review this risk. We estimate that the potential uninsured amount for each launch could approach $350 depending on the nature of the uninsured event.

Company Owned Life Insurance

McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2008 and 2007, the cash surrender value was $331 and $310 and the total loans were $317 and $298. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2008 and 2007.

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

As of December 31, 2008	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,024	$4,014	$7
Indemnifications to ULA**	1,184		7
Residual value guarantees	51	47	10
Credit guarantees related to the Sea Launch venture	451	271	180
Other credit guarantees	158	145	11

As of December 31, 2007	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,284	$4,275	$7
Indemnifications to ULA**	1,221		7
Residual value guarantees	103	96	16
Credit guarantees related to the Sea Launch venture	457	274	183
Other credit guarantees	43	14	1
Performance guarantees	33	20

*	Amounts included in Accounts payable and other liabilities
**	Amount includes contributed Delta launch program inventory of $813 and $917, plus $348 and $289 related to the pricing of certain contracts and $23 and $15 related to miscellaneous Delta vendor contracts at December 31, 2008 and 2007.

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

We agreed to indemnify ULA in the event that $1,360 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA sold $548 of inventories that were contributed by us.

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

The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position pursuant to FIN 39, Offsetting of Amounts Related to Certain Contracts. As of December 31, 2008 and 2007, the assets and liabilities associated with the City of Wichita IRBs were $887 and $1,217.

Note 13 – Debt

Total debt interest incurred, including amounts capitalized, was $520, $591, and $657 for the years ended December 31, 2008, 2007 and 2006, respectively. Interest expense recorded by BCC is reflected as a separate line item on our Consolidated Statements of Operations, and is included in earnings from operations. Total Company interest payments were $493, $616, and $657 for the years ended December 31, 2008, 2007 and 2006, respectively.

We have $3,000 currently available under credit line agreements. We have given BCC exclusive access to $1,500 under these arrangements. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements, including those at BCC.

On October 30, 2008, BCC filed a public shelf registration for up to $5,000 of debt securities with the Securities and Exchange Commission (SEC) that became effective on November 12, 2008. The entire amount remains available for potential debt issuance. The availability of funding under BCC’s shelf registration is dependent on investor demand and market conditions.

Short-term debt and current portion of long-term debt at December 31, consisted of the following:

	2008		2007
	Consolidated Total	BCC Only	Consolidated Total	BCC Only
Unsecured debt securities	$514	$514	$685	$685
Capital lease obligations	9	9	17	16
Non-recourse debt and notes	24	5	31	5
Other notes	13		29
	$560	$528	$762	$706

Debt at December 31 consisted of the following:

	2008	2007
Boeing Capital Corporation debt:
Unsecured debt securities
2.410% – 7.580% due through 2023	$3,516	$4,170
Non-recourse debt and notes
3.010% – 5.790% notes due through 2013	66	71
Capital lease obligations
2.580% due through 2015	70	86
Subtotal Boeing Capital Corporation debt	$3,652	$4,327
Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$380	$405
Unsecured debentures and notes
350, 9.750% due Apr. 1, 2012	349	349
600, 5.125% due Feb. 15, 2013	598	598
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024 (puttable at holder’s option on Aug. 15, 2012)	300	300
250, 7.250% due Jun. 15, 2025	248	248
250, 8.750% due Sep. 15, 2031	249	249
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Capital lease obligations due through 2017	1	2
Other notes	73	77
Subtotal other Boeing debt	$3,860	$3,890
Total debt	$7,512	$8,217

At December 31, 2008, $136 of BCC debt was collateralized by portfolio assets and underlying equipment totaling $213. The debt consists of the 2.58% to 5.79% notes due through 2015.

Maturities of long-term debt for the next five years are as follows:

	2009	2010	2011	2012	2013
BCC	$528	$645	$798	$878	$652
Other Boeing	32	37	73	363	623
	$560	$682	$871	$1,241	$1,275

Note 14 – Postretirement Plans

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

Effective December 31, 2008, SFAS No. 158 requires us to measure plan assets and benefit obligations at fiscal year end. We previously performed this measurement at September 30 of each year. Beginning in fourth quarter of 2007 in accordance with this Standard, we eliminated the use of a three-month lag period when recognizing the impact of curtailments or settlements and, instead, recognize these amounts in the period in which they occur. As a result of implementing the measurement date provisions of SFAS No. 158, we recorded an additional quarter of pension and other postretirement benefit (OPB) cost as of January 1, 2008 as a $178 decrease to Retained earnings and a $92 decrease to Accumulated other comprehensive loss, which resulted in a net decrease of $86 to Shareholders’ equity. The provisions of SFAS No. 158 do not permit retrospective application.

The components of net periodic benefit cost are as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost
Service cost	$952	$953	$908	$126	$136	$143
Interest cost	2,823	2,681	2,497	459	473	436
Expected return on plan assets	(3,811)	(3,507)	(3,455)	(8)	(8)	(7)
Amortization of prior service costs	206	200	188	(93)	(88)	(90)
Recognized net actuarial loss	392	764	912	86	159	131
Settlement/curtailment loss		10
Net periodic benefit cost	$562	$1,101	$1,050	$570	$672	$613
Net periodic benefit cost included in Earnings from operations	$696	$1,082	$746	$507	$648	$481

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of each reporting period.

The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB. Benefit obligation balances presented below reflect the PBO for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	15 Month Period Ending December 31, 2008		12 Month Period Ending September 30, 2007
	Pension	Other Postretirement Benefits	Pension	Other Postretirement Benefits
Change in benefit obligation
Beginning balance	$45,734	$7,662	$45,582	$8,334
Service cost	1,188	159	953	136
Interest cost	3,524	574	2,681	473
Plan participants’ contributions	12		11
Amendments	470	(6)	95	(34)
Actuarial gain/(loss)	1,255	135	(1,172)	(753)
Settlement/curtailment/acquisitions/ dispositions, net	1		(57)	(8)
Benefits paid	(3,056)	(630)	(2,431)	(507)
Exchange rate adjustment	(111)	(35)	72	21
Ending balance	$49,017	$7,859	$45,734	$7,662

Change in plan assets
Beginning balance at fair value	$50,439	$96	$46,203	$89
Actual return on plan assets	(7,296)	(22)	6,029	10
Company contribution	531	19	580	15
Plan participants’ contributions	12	1	11	1
Settlement/curtailment/acquisitions/ dispositions, net		1	(65)
Benefits paid	(2,991)	(16)	(2,382)	(19)
Exchange rate adjustment	(98)		63
Ending balance at fair value	$40,597	$79	$50,439	$96

Reconciliation of funded status to net amounts recognized
Funded status-plan assets less projected benefit obligation			$4,705	$(7,566)
Adjustment for fourth quarter contributions			13	129
Net amount recognized			$4,718	$(7,437)

Amounts recognized in statement of financial position at December 31, consist of:
Pension plan assets, net	$16		$5,924
Accounts payable and other liabilities	(53)	$(458)	(51)	$(430)
Accrued retiree health care		(7,322)		(7,007)
Accrued pension plan liability, net	(8,383)		(1,155)
Net amount recognized	$(8,420)	$(7,780)	$4,718	$(7,437)

Amounts recognized in Accumulated other comprehensive loss at December 31, 2008 are as follows:

	Pensions	Other Postretirement Benefits
Net actuarial loss	$18,556	$1,644
Prior service cost/(credit)	1,430	(403)
Total recognized in Accumulated other comprehensive loss	$19,986	$1,241

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2009 is as follows:

	Pensions	Other Postretirement Benefits
Recognized net actuarial loss	$651	$92
Amortization of prior service costs	242	(89)
Total	$893	$3

The accumulated benefit obligation (ABO) for all pension plans was $45,218 and $41,818 at December 31, 2008 and September 30, 2007. Each of our eight major pension plans have ABOs that exceed plan assets at December 31, 2008. Key information for all plans with ABO in excess of plan assets as of December 31, 2008 and September 30, 2007 is as follows:

	December 31 2008	September 30 2007
Projected benefit obligation	$48,658	$1,501
Accumulated benefit obligation	44,863	1,255
Fair value of plan assets	40,225	465

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our APBO by $491 at December 31, 2008 and $516 at September 30, 2007. These reductions/actuarial gains are amortized over the expected average future service of current employees.

Assumptions

	December 31	September 30
	2008	2007	2006	2005
Discount rate: pension and OPB	6.10%	6.20%	5.90%	5.50%
Expected return on plan assets	8.00%	8.25%	8.25%	8.50%
Rate of compensation increase	5.50%	5.50%	5.50%	5.50%

The discount rate for each pension plan is determined by discounting the plans’ expected future benefit payments using a yield curve developed from high quality bonds that are rated as Aa or better by Moody’s as of the measurement date. The yield curve is fitted to yields developed from bonds at various maturity points. Bonds with the ten percent highest and the ten percent lowest yields are omitted. A portfolio of about 300 bonds is used to construct the yield curve. Since corporate bond yields are generally not available at maturities beyond 30 years, it is assumed that spot rates will remain level beyond that 30-year point. The present value of each plan’s benefits is calculated by applying the spot/discount rates to projected benefit cash flows. All bonds are U.S. issues, with a minimum outstanding of $50.

The disclosed rate is the average rate for all the plans, weighted by the projected benefit obligation. As of December 31, 2008, the weighted average was 6.10%, and the rates for individual plans ranged from 4.25% to 6.60%. As of September 30, 2007, the weighted average was 6.20%, and the rates for individual plans ranged from 5.30% to 6.40%.

The pension fund’s expected return on assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes with consideration given to the related investment strategy. While the study gives appropriate consideration to recent trust performance and historical returns, the assumption represents a long-term prospective return. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit cost/(income) for the upcoming plan year.

	December 31 2008	September 30 2007
Assumed health care cost trend rates
Health care cost trend rate assumed next year	7.50%	7.50%
Ultimate trend rate	5.00%	5.00%
Year that trend reached ultimate rate	2014	2013

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

	Increase	Decrease
Effect on postretirement benefit obligation	$640	$(567)
Effect on total of service and interest cost	56	(49)

Market-Related Value of Assets

The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets (MRVA). Since our adoption of FAS 87, Employers’ Accounting for Pensions, in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2008, the MRVA is approximately $7,500 greater than the fair market value of assets.

Plan Assets

Pension assets totaled $40,597 and $50,439 at December 31, 2008 and September 30, 2007. In late 2006, the Company decided to modify the pension asset strategy with the objective of reducing volatility relative to pension liabilities, achieving a competitive investment return, achieving diversification between and within various asset classes, and managing other risks. In order to reduce the volatility between the value of pension assets and liabilities, the Company increased its allocation to fixed income as well as lengthened the duration of its fixed income holdings. The allocation to alternative investments, which include private equity, real estate, real assets, hedge funds, and global strategies, was also increased in order to address the return and diversification objectives. Key risk management areas addressed through this modified strategy include funded status risk, interest rate risk, market risk, counterparty risk, operational risk, and liquidity.

Asset allocations are monitored and rebalanced on a regular basis. Actual investment allocations vary from target allocations due to periodic investment strategy changes, market value fluctuations, and the length of time it takes to complete investments in asset classes such as private equity, real estate, real assets, and other investments. Additionally, actual and target allocations vary due to the timing of benefit payments or contributions made on or near the measurement date.

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

The actual allocations for the pension assets at December 31, 2008 and September 30, 2007, and target allocations by asset category, are as follows:

	Percentage of Plan Assets		Target Allocations
	December 31	September 30	December 31	September 30
Asset Category	2008	2007	2008	2007
Equity	28%	38%	28%	28%
Debt	55	46	45	45
Real estate and real assets	4	4	10	10
Private equity	5	4	6	6
Hedge funds	3	3	6	6
Global strategies	5	5	5	5
	100%	100%	100%	100%

Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as equity futures, currency forwards and residual cash allocated to the equity managers. Plan assets did not include any of our common stock at December 31, 2008 and September 30, 2007. Equity and currency management derivatives based on net notional amounts totaled 7.9% and 1.9% of plan assets at December 31, 2008 and September 30, 2007.

Debt includes domestic and international debt securities, such as U.S. Treasury securities, U.S. government agency securities, corporate bonds; cash equivalents; and investments in bond derivatives such as bond futures, options, swaps and currency forwards. Bond derivatives based on net notional amounts totaled 5.2% and 16.6% of plan assets at December 31, 2008 and September 30, 2007. Additionally, Debt includes “To-Be-Announced” mortgage-backed securities (TBA) and treasury forwards which have delayed, future settlement dates. Debt included $410 and $2,478 related to TBA securities and treasury forwards at December 31, 2008 and September 30, 2007.

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

We held $79 and $96 in trust fund assets for OPB plans at December 31, 2008 and September 30, 2007. Most of these funds are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Some of our assets, primarily our alternative investments, including private equity, real estate, real assets, hedge funds, and global strategies, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2008 plan asset reporting, publicly traded asset pricing was used where possible; where it was not available, estimates were derived from both investment manager discussions that focused on the underlying fundamentals as well as an application of a public market proxy that reasonably correlated to the applicable asset class.

Cash Flows

Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA) as well as rules governing funding of our non-U.S. pension plans, are not expected to exceed $50 in 2009. In 2009 we expect to make contributions to our plans of approximately $500. Because of lower than expected asset returns during 2008, the plans in aggregate are approximately $3,000 underfunded under ERISA measures, as of December 31, 2008. As a result, contributions in future years are expected to increase. We expect to contribute approximately $15 to our OPB plans in 2009.

Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

	Pensions	Other Postretirement Benefits
2009	$2,643	$537
2010	2,754	569
2011	2,869	600
2012	2,991	618
2013	3,117	640
2014 – 2018	17,708	3,485

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

401(k) Plans

We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $571, $536 and $514 in 2008, 2007 and 2006, respectively.

Note 15 – Share-Based Compensation and Other Compensation Arrangements

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

Shares issued as a result of stock option exercise or conversion of stock unit awards will be funded out of treasury shares except to the extent there are insufficient treasury shares in which case new shares will be issued. We believe we currently have adequate treasury shares to meet any requirements to issue shares during 2009.

Share-based plans expense is primarily included in general and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit follow:

Years ended December 31,	2008	2007	2006
Performance Shares	$4	$94	$473
Stock options, other	144	115	173
ShareValue Trust	61	78	97
Share-based plans expense	$209	$287	$743

Income tax benefit	$79	$118	$291

Adoption of SFAS No. 123R

We early adopted the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. Prior to the adoption of SFAS No. 123R, we amortized compensation cost for share-based awards over the stated vesting period for retirement eligible employees and, if an employee retired before the end of the vesting period, we recognized any remaining unrecognized compensation cost at the date of retirement. Had we applied the non-substantive vesting approach to awards granted prior to 2005, compensation expense would have been $0, $6 and $50 lower for the years ended December 31, 2008, 2007 and 2006.

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

Performance Shares not converted to common stock expire five years after the date of the award. Awards may vest based on total shareholder return as follows:

•	For 2004 awards, up to 125% of the award may vest based on an award formula using the total shareholder return performance relative to the S&P 500.

•	For 2005 awards, up to 125% of the award may vest based on an award formula using the total shareholder return performance relative to the S&P 100 and the five-year Treasury Bill rate.

In the event a participant’s employment terminates due to retirement, layoff, disability, or death, the participant (or beneficiary) continues to participate in Performance Shares awards that have been outstanding for at least one year. In all other cases, participants forfeit unvested awards if their employment terminates.

Performance Shares activity for the year ended December 31, 2008 is as follows:

(Shares in thousands)	Shares
Number of Performance Shares:
Outstanding at beginning of year	731
Dividend	20
Forfeited	(4)
Outstanding at end of year	747
Outstanding at end of year not contingent on future employment	381

The following table provides additional information regarding potentially convertible and converted or deferred Performance Shares.

(Shares in thousands)
Grant Date	Expiration Date	Weighted Average Grant Date Fair Value	Cumulative Vested at December 31	Shares Convertible at December 31,		Shares Converted or Deferred During		Total Market Value of Converted or Deferred Shares
			2008	2008	2007	2008	2007	2008	2007
2/23/2004	2/23/2009	$43.53	125%				2,621		$256
2/28/2005	2/28/2010	33.05	90%	747	731		3,308		328

The above tables do not include the maximum number of shares contingently issuable under the Plans. Additional shares of 1,802,390 could be transferred in and converted or deferred if Performance Share vestings exceed 100%. Additionally, future deferred vestings that are eligible for the 25% matching contribution could result in the issuance of an additional 505,198 shares.

For years ended December 31, 2008, 2007 and 2006, we recorded $0, $54 and $120, respectively, to accelerate the amortization of compensation cost for those Performance Shares converted to common stock or deferred as stock or cash at the employees’ election.

Performance Shares granted in 2005 were measured on the date of grant using a Monte Carlo model. Additionally, certain Performance Shares that have a cash settlement, are re-measured each balance sheet date using a Monte Carlo model and are recalculated as a liability. Liability awards vesting and transferred into deferred compensation plans totaled $0, $48 and $98 for the years ended December 31, 2008, 2007 and 2006. The key assumptions used for valuing Performance Shares in 2008, 2007 and 2006 follow:

Grant Year	Measurement Date	Weighted Average Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Stock Beta
2008 valuation assumptions
2005	12/31/2008	32.3%	2.3%	0.54%	0.91
2007 valuation assumptions
2005	12/31/2007	21.5%	1.5%	3.31%	0.91
2006 valuation assumptions
2002-2005	12/31/2006	21.5%	1.5%	4.62-4.83%	1.12

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

At December 31, 2008, there was $6 of unrecognized compensation cost related to the Performance Share plan which is expected to be recognized over a weighted average period of 15.3 years.

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

On February 25, 2008, February 26, 2007 and February 27, 2006, we granted to our executives 6,411,300, 5,334,700 and 6,361,100 options, respectively, with an exercise price equal to the fair market value of our stock on the date of grant. The stock options vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. The options expire 10 years after the date of grant. If an executive terminates employment for any reason, the non-vested portion of the stock option will not vest and all rights to the non-vested portion will terminate completely.

The activity of stock options issued to directors, officers, and other employees for the year ended December 31, 2008 is as follows:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at beginning of year	15,840	$68.36
Granted	6,530	83.78
Exercised	(862)	51.56
Forfeited	(821)	83.51
Expired	(110)	56.55
Outstanding at end of year	20,577	$73.42	7.06	$15
Exercisable at end of year	9,682	$61.45	5.21	$15

The total intrinsic value of options exercised was $22, $192 and $216 during the years ended December 31, 2008, 2007 and 2006, respectively. Cash received from options exercised for the years ended December 31, 2008, 2007 and 2006 was $44, $209 and $294 with a related tax benefit of $6, $65 and $52, respectively, derived from the compensation deductions resulting from these option exercises. At December 31, 2008, there was $134 of total unrecognized compensation cost related to the Stock Option plan which is expected to be recognized over a weighted average period of 1.8 years. The total fair value of stock options vested during the years ended December 31, 2008, 2007 and 2006 was $82, $43 and $8, respectively.

The fair value of stock-based compensation awards were estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value
2008	2/25/08	6 years	28.8%	1.7%	3.20%	$23.47
2007	2/26/07	6 years	28.4%	1.7%	4.62%	27.31
2006	2/27/06	6 years	29.5%	1.8%	4.64%	23.00

The expected volatility of the stock options is based on a combination of our historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on our common stock. We determined the expected term of the stock option grants to be 6 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 107, Valuation of Share-Based Payment Arrangements for Public Companies. We used the “simplified” method since we changed the vesting terms, tax treatment and the recipients of our stock options beginning in 2006 such that we believe our historical data no longer provides a reasonable basis upon which to estimate expected term.

Other Stock Unit Awards

The total number of other stock unit awards that are convertible either to common stock or cash equivalents and are not contingent upon stock price were 1,839,730, 1,997,763, 1,871,559 at December 31, 2008, 2007 and 2006, respectively.

Liability award payments relating to Boeing Stock Units totaled $42, $40 and $57 for the years ended December 31, 2008, 2007 and 2006, respectively.

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds our common stock, receives dividends, and distributes to employees the appreciation in value above a 3% per annum threshold rate of return at the end of each period. The total compensation expense to be recognized over the life of the trust was determined using a binomial option-pricing model and was not affected by adoption of SFAS No. 123R.

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

An initial investment value is established for each investment period based on the lesser of either (1) fair market value of the fund or (2) the prior ending balance of that fund. This amount is then compounded by the 3% per annum to determine the threshold amount that must be met for that investment period. At the end of the investment period, the value of the investment in excess of the threshold amount will result in a distribution to participants. A distribution is proportionally distributed in the ratio each participant’s number of months of participation which relates to the total number of months earned by all participants in the investment period. At December 31, 2008, the Trust held 28,460,769 shares of our common stock in the two funds.

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

If on June 30, 2010, the market value of fund 1 exceeds $1,130, the amount in excess of the threshold will be distributed to employees in shares of common stock. As of December 31, 2008 the market values of Fund 1 was $538.

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to Additional paid-in capital. At December 31, 2008, there was $108 of total unrecognized compensation cost related to the ShareValue Trust which is expected to be recognized over a period of 1.5 years.

Other Compensation Arrangements

Performance Awards

Performance Awards are cash units that payout based on the achievement of long-term financial goals at the end of a three-year period. Each unit has an initial value of $100 dollars. The amount payable at the end of the three-year performance period may be anywhere from $0 to $200 dollars per unit, depending on the Company’s performance against plan for a three-year period. The Compensation Committee has the discretion to pay these awards in cash, stock, or a combination of both after the three-year performance period. Compensation expense, based on the estimated performance payout, is recognized ratably over the performance period.

During 2008 and 2007, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for the three-year periods ending December 31, 2010 and 2009, respectively. The minimum payout amount is $0 and the maximum amount we could be required to payout for the 2008 and 2007 Performance Awards is $295 and $266.

During the first quarter of 2006, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for the three-year period ending December 31, 2008. The payout for these awards of $137 will occur in the first quarter of 2009.

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

Total (income)/expense related to deferred stock compensation was ($225), $51 and $210 in 2008, 2007, and 2006, respectively. Additionally, for employees who elected to defer their compensation in stock units prior to January 1, 2006, the Company matched 25% of the deferral with additional stock units. Upon retirement, the 25% match is settled in cash or stock; however, effective January 1, 2006 all matching contributions are settled in stock. This modification resulted in no incremental compensation. As of December 31, 2008 and 2007, the deferred compensation liability which is being marked to market was $1,074 and $1,415.

Note 16 – Shareholders’ Equity

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. At December 31, 2008, $3,660 in shares may still be purchased under the Program.

As of December 31, 2008 and 2007, there were 1,200,000,000 common shared authorized. Twenty million shares of authorized preferred stock remain unissued.

Changes in Share Balances

The following table shows changes in each class of shares:

	Common Stock	Treasury Stock	ShareValue Trust
Balance January 1, 2006	1,012,261,159	212,091,420	39,593,463
Issued		(13,502,823)
Acquired		24,933,579	524,563
Payout			(9,215,000)
Balance December 31, 2006	1,012,261,159	223,522,176	30,903,026
Issued		(8,300,606)
Acquired		28,995,600	459,824
Payout
Balance December 31, 2007	1,012,261,159	244,217,170	31,362,850
Issued		(629,111)
Acquired		42,073,885	658,582
Payout			(3,560,663)
Balance December 31, 2008	1,012,261,159	285,661,944	28,460,769

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss at December 31 were as follows:

	2008	2007
Pension and postretirement adjustments	$(13,421)	$(4,948)
Unrealized (losses)/gains on derivative instruments, net of reclassification adjustments	(101)	92
Unrealized (losses)/gains on certain investments, net of reclassification adjustments	(67)	16
Foreign currency translation adjustments	64	244
Accumulated other comprehensive loss	$(13,525)	$(4,596)

Note 17 – Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, foreign currency option contracts and commodity purchase contracts. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. We use foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions up to 2021. We use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through 2013.

For the years ended December 31, 2008, 2007, and 2006, gains of $34, $24, and $24, respectively, (net of tax) were reclassified to cost of products and services from Accumulated other comprehensive loss. In 2006, additional gains of $12 were reclassified from Accumulated other comprehensive loss to

Other income, net, as a result of discontinuance of cash flow hedge designation based on the probability that the original forecasted transactions will not occur by the end of the originally specified time period. Such reclassifications were not significant for the years ended December 31, 2008 and 2007. Ineffectiveness for cash flow hedges was insignificant for the years ended December 31, 2008, 2007 and 2006.

At December 31, 2008 and 2007, net (losses)/gains of ($101) and $92 (net of tax) were recorded in Accumulated other comprehensive loss associated with our cash flow hedging transactions. Based on our current portfolio of cash flow hedges, we expect to reclassify to cost of products and services a loss of $13 (net of tax) during 2009.

Fair Value Hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in Interest and debt expense. Ineffectiveness related to the interest rate swaps was insignificant for the years ended December 31, 2008, 2007 and 2006.

For the years ended December 31, 2008, 2007 and 2006, $9, $5, and $8 of gains related to the basis adjustment of certain terminated interest rate swaps were amortized to earnings.

Derivative Financial Instruments Not Receiving Hedge Accounting Treatment

We also hold certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, and foreign currency forward contracts. The changes in fair value of these instruments are recorded in Other income, net. For the years ended December 31, 2008, 2007 and 2006, these non-hedging instruments resulted in a net gain/(losses) of $3, ($47), and ($6), respectively.

Note 18 – Significant Group Concentrations of Risk

Credit Risk

Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. government. Of the $12,207 in Accounts receivable and Customer financing included in the Consolidated Statements of Financial Position as of December 31, 2008, $6,243 related to commercial aircraft customers ($462 of Accounts receivable and $5,781 of Customer financing) and $2,741 related to the U.S. government. Of the $6,551 of customer financing, $5,717 related to customers we believe have less than investment-grade credit. AirTran Airways, American Airlines and Hawaiian Airlines were associated with 23%, 15% and 7%, respectively, of our financing portfolio. Financing for aircraft is collateralized by security in the related asset. As of December 31, 2008, there was $10,145 of financing commitments related to aircraft on order including options and proposed as part of sales campaigns described in Note 11, of which $9,006 related to customers we believe have less than investment-grade credit.

Other Risk

As of December 31, 2008, approximately 37% of our total workforce were represented by collective bargaining agreements and approximately 2% of our total workforce were represented by agreements expiring during 2009.

Note 19 – Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2008
Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2,128	$2,128
Available-for-sale investments:
Debt:
Marketable securities	347		$347
Enhanced equipment trust certificate (EETC)	5			$5
Derivatives	52		52
Warrants	10			10
Total	$2,542	$2,128	$399	$15

		Fair Value Measurements at December 31, 2008
Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives	$(181)		$(181)
Total	$(181)		$(181)

Marketable securities and equity investments are valued using a market approach based on the quoted market prices of identical instruments when available or other observable inputs such as trading prices of identical instruments in inactive markets. The EETC fair value is derived using discounted cash flows at market yield based on estimated trading prices for comparable debt securities. Derivatives include foreign currency, commodity and interest rate contracts. Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the present value of the commodity index prices less the contract rate multiplied by the notional amount. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. The fair value of warrants is based on a third-party options model and principal inputs of stock price, volatility and time to expiry.

For the year ended December 31, 2008, impaired receivables with a carrying amount of $16 were written down to their fair value of $8, based on the fair value for the related aircraft collateral which were determined using observable inputs (Level 2).

Fair Value Disclosures

The following table presents our assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows at December 31:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable, net	$5,602	$5,443	$5,740	$5,629
Notes receivable	950	954	885	937

Liabilities
Debt, excluding capital lease obligations	(7,441)	(7,923)	(8,129)	(8,865)
Accounts payable	(5,871)	(5,871)	(5,714)	(5,714)
Residual value and credit guarantees	(208)	(52)	(207)	(72)
Contingent repurchase commitments	(7)	(38)	(7)	(46)

The fair values of the Accounts receivable and Accounts payable is based on current market rates for loans of the same risk and maturities. The fair value of our debt is based on current market rates for debt of the same risk and maturities. The estimated fair value of our Other liabilities balance at December 31, 2008 and 2007 approximates its carrying value. The fair value of our variable rate notes receivable that reprice frequently approximate their carrying values. The fair values of fixed rate notes receivable are estimated using discounted cash flows analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments because there is not a market for such future commitments.

Note 20 – Legal Proceedings

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

A-12 Litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2008, inventories included approximately $585 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2008. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. The appeal was argued on December 3, 2008 and a decision is anticipated in 2009.

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,415). In that event, our loss would total approximately $1,654 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,115, including interest.

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

On September 13, 2006, two UAW Local 1069 retirees filed a class action lawsuit in the U.S. District Court for the Middle District of Tennessee alleging that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the Labor-Management Relations Act and §502(a)(1)(B) of ERISA. On September 15, 2006, we filed a lawsuit in the U.S. District Court for the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a declaratory judgment confirming that we have the legal right to make changes to these medical benefits. On June 4, 2007, the Middle District of Tennessee ordered that its case be transferred to the Northern District of Illinois. The two cases were consolidated on September 24, 2007. The UAW filed a Motion to file a Second Amended Complaint on October 26, 2007 in which it sought to drop the retirees’ claim for vested lifetime benefits based on successive collective bargaining agreements and instead allege that the current collective bargaining agreement is the sole alleged source of rights to retiree medical benefits. We opposed the motion. On January 17, 2008, the court granted the motion to amend the complaint. Both parties filed Motions for Class Certification on November 16, 2007 and filed briefs on class certification on February 28, 2008. The parties filed cross-motions for summary judgment on May 27, 2008. On September 30, 2008, the court certified a class of retirees for the vested lifetime benefits claims and the claims pertaining to the current collective bargaining agreement. The summary judgment motions are currently pending before the court. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the VIP Plan), alleged that fees and expenses incurred by the VIP Plan were and are unreasonable and excessive, not incurred solely for the benefit of the VIP Plan and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs filed a motion to certify the class, which we opposed. On December 14, 2007, the court granted plaintiffs leave to file an amended complaint, which complaint added our Employee Benefits Investment Committee as a defendant and included new allegations regarding alleged breach of fiduciary duty. The stay of proceedings entered by the court on September 10, 2007, pending resolution by the U.S. Court of Appeals for the Seventh Circuit of Lively v. Dynegy, Inc., was lifted on April 3, 2008, after notification that the Lively case had settled. On April 16, 2008, plaintiffs sought leave to file a second amended complaint, which we opposed, which would add investment performance allegations. On August 22, 2008, the court granted plaintiffs leave to file their second amended complaint. Plaintiffs filed the second amended complaint on August 25, 2008. On September 29, 2008, the court granted plaintiffs’ motion to certify the class of current, past and future participants or beneficiaries in the VIP Plan. On September 9, 2008, we filed a motion for summary judgment to dismiss claims arising prior to September 27, 2000 based on the ERISA statute of limitations. The plaintiffs opposed this motion and the motion is currently pending before the court. On October 14, 2008, we filed a petition for leave to appeal the class certification order to the Seventh Circuit Court of Appeals. The plaintiffs opposed this motion and it is currently pending before the court of appeals. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

BSSI/ICO Litigation

On August 16, 2004, our wholly owned subsidiary, Boeing Satellite Systems International, Inc. (BSSI) filed a complaint for declaratory relief against ICO Global Communications (Operations), Ltd. (ICO) in

Los Angeles County Superior Court seeking a declaration that ICO’s prior termination of two contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, economic duress, fraud, unfair competition, and other claims. ICO added The Boeing Company as a defendant in October 2005 to some of these claims and also sued it for interference with contract and misappropriation of trade secrets. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (ICO Holdings), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. Trial commenced on June 19, 2008, with ICO seeking to recover approximately $2,000 in damages, including all monies paid to BSSI and Boeing Launch Services, plus punitive damages and other unspecified damages and relief.

On October 21, 2008, the jury returned a verdict awarding ICO compensatory damages of $371 plus interest, based upon findings of contract breach, fraud and interference with contract. On October 31, 2008 the jury awarded ICO punitive damages of $236. On January 2, 2009, the Court entered judgment for ICO in the amount of $631 which included $24 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest).

We have filed post-trial motions before the trial court seeking to set aside the verdict. If those motions are denied, we expect to file an appeal on multiple grounds. We believe that we would have substantial arguments on appeal, which we will pursue vigorously if necessary.

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

On April 26, 2007, a group of our insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under our insurance and reinsurance policies relating to the Telesat Anik F1 arbitration. On June 12, 2008, the court granted the insurers’ motion for summary judgment, concluding that our insurance policy excluded the kinds of losses alleged by Telesat. On January 16, 2009, the court ruled in favor of Boeing to require the insurers to provide insurance coverage to defend the claim.

BSSI/SES New Skies

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

Note 21 – Segment Information

We operate in five principal segments: Commercial Airplanes; Boeing Military Aircraft, (formerly Precision Engagement and Mobility Systems), Network and Space Systems, and Global Services and Support (formerly Support Systems), collectively IDS; and BCC. All other activities fall within the Other segment, principally made up of Engineering, Operations and Technology, Connexion by BoeingSM and our Shared Services Group. On August 17, 2006, we announced that we would exit the Connexion by BoeingSM high speed broadband communications business having completed a detailed business and market analysis. See Note 7. See page 47 for Summary of Business Segment Data, which is an integral part of this note.

Our Commercial Airplanes operation principally involves development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide.

Our IDS operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability and vertical/short takeoff and landing capability; helicopters and missiles, space systems, missile defense systems, satellites and satellite launching vehicles, and information and battle management systems. Although some IDS products are contracted in the commercial environment, the primary customer is the U.S. government.

Our Boeing Military Aircraft segment programs include AH-64 Apache, CH-47 Chinook, C-17 Globemaster, EA-18G Growler, Airborne Attack Electronic Aircraft, F/A-18E/F Super Hornet, F-15 Strike Eagle, F-22 Raptor, Joint Direct Attack Munition, P-8A Poseidon, Small Diameter Bomb, T-45 TS Goshawk V-22 Osprey, 737 AEW&C, and international KC-767 Tanker.

Our Network and Space Systems segment programs include Airborne Laser, Family of Advanced Beyond Line-of-Sight Terminals, Future Combat Systems, SBInet, Future Rapid Effects System, Global Positioning System, Ground-based Midcourse Defense, International Space Station, Joint Tactical Radio System, Satellite Systems, Space Payloads, and Space Shuttle.

Our Global Services and Support segment programs include Integrated Logistics on platforms including AH-64, C-17, CH-47, E-6, F/A-18, F-22 and V-22; Maintenance, Modifications and Upgrades on platforms including A-10, B-1, B-52, C-130, F-15, KC-10, KC-135, and T-38; Training Systems and Services on platforms including AH-64, F-16, C-17, F-15, F-16, F/A-18, and T-45; and International Support and Advanced Global Services and Support.

Our BCC segment is primarily engaged in supporting our major operating units by facilitating, arranging, structuring and providing selective financing solutions to our customers and managing our overall financial exposures.

Engineering, Operations and Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Financing activities other than BCC, consisting principally of four C-17 transport aircraft under lease to the

UKRAF and intercompany guarantees we provide to BCC, are included within the Other segment classification.

Effective January 1, 2008 and 2007 certain programs were realigned among Integrated Defense Systems segments. In addition, certain environmental remediation contracts (formerly included in Network and Space Systems) were transferred to the Other Segment. Certain intercompany items were also realigned between the Other Segment and Unallocated items and eliminations. Business segment data for all periods presented have been adjusted to reflect the realignment.

While our principal operations are in the United States, Canada, and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues by geographic area consisted of the following:

Years ended December 31,	2008	2007	2006
Asia, other than China	$7,913	$11,104	$8,672
China	2,404	2,853	2,659
Europe	5,992	6,296	5,445
Middle East	2,568	1,891	1,991
Oceania	989	1,057	1,206
Africa	406	751	967
Canada	1,849	1,653	660
Latin America, Caribbean and other	1,656	1,446	1,431
	23,777	27,051	23,031
United States	37,132	39,336	38,499
Total revenues	$60,909	$66,387	$61,530

Commercial Airplanes segment revenues were approximately 70%, 79% and 73% of total revenues in Europe and approximately 75%, 87% and 80% of total revenues in Asia, excluding China, for 2008, 2007 and 2006, respectively. IDS revenues were approximately 20%, 16% and 22% of total revenues in Europe and approximately 24%, 12% and 20% of total revenues in Asia, excluding China, for 2008, 2007 and 2006, respectively. IDS revenues from the U.S. government represented 46%, 42% and 46% of consolidated revenues for 2008, 2007 and 2006. Approximately 4% of operating assets are located outside the United States.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

Research and Development Expense*

Years ended December 31,	2008	2007	2006
Commercial Airplanes	$2,838	$2,962	$2,390
Integrated Defense Systems:
Boeing Military Aircraft	482	450	395
Network and Space Systems	298	289	289
Global Services and Support	153	109	102
Total Integrated Defense Systems	933	848	786
Other	(3)	40	81
Total research and development expense	$3,768	$3,850	$3,257

*	Research and development expense includes bid and proposal costs of $330, $306, and $227, respectively.

Depreciation and Amortization

Years ended December 31,	2008	2007	2006
Commercial Airplanes	$379	$318	$263
Integrated Defense Systems:
Boeing Military Aircraft	133	126	141
Network and Space Systems	140	176	231
Global Services and Support	54	60	38
Total Integrated Defense Systems	327	362	410
Boeing Capital Corporation	225	222	247
Other	49	32	60
Unallocated items and eliminations	522	551	579
	$1,502	$1,485	$1,559

We recorded earnings from operations associated with our equity method investments of $47, $100, and $50 in our Commercial Airplanes segment and $194, $87, and $96 primarily in our N&SS segment for the years ended December 31, 2008, 2007 and 2006, respectively.

For segment reporting purposes, we record Commercial Airplanes segment revenues and cost of sales for airplanes transferred to other segments. Such transfers may include airplanes accounted for as operating leases and considered transferred to the BCC segment and airplanes transferred to the IDS segment for further modification prior to delivery to the customer. The revenues and cost of sales for these transfers are eliminated in the Unallocated items and eliminations caption. For segment reporting purposes, we record IDS revenues and cost of sales for the modification performed on airplanes received from Commercial Airplanes when the airplane is delivered to the customer or at the attainment of performance milestones.

Intersegment revenues, eliminated in Unallocated items and eliminations are shown in the following table.

Years ended December 31,	2008	2007	2006
Commercial Airplanes	$1,193	$390	$826
Boeing Capital Corporation	77	103	131
Other		2	5
Total	$1,270	$495	$962

Unallocated Items and Eliminations

Unallocated items and eliminations includes costs not attributable to business segments. Unallocated items and eliminations also includes the impact of cost measurement differences between generally accepted accounting principles in the United States of America and federal cost accounting standards as well as intercompany profit eliminations. The most significant items not allocated to segments are shown in the following table.

Years ended December 31,	2008	2007	2006
Share-based plans	$(149)	$(233)	$(680)
Deferred compensation benefit/(expense)	223	(51)	(211)
Pension	(208)	(561)	(369)
Postretirement	(79)	(125)	(103)
Capitalized interest	(44)	(53)	(48)
Other	(66)	(74)	(246)
Total	$(323)	$(1,097)	$(1,657)

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

Segment assets, liabilities, capital expenditures and backlog are summarized in the tables below.

Assets

As of December 31,	2008	2007	2006
Commercial Airplanes	$18,893	$12,317	$10,296
Integrated Defense Systems:
Boeing Military Aircraft	5,897	5,283	4,760
Network and Space Systems	7,176	6,924	7,175
Global Services and Support	3,409	3,063	2,731
Total Integrated Defense Systems	16,482	15,270	14,666
Boeing Capital Corporation	6,073	6,581	7,987
Other	1,207	1,735	6,756
Unallocated items and eliminations	11,124	23,083	12,089
	$53,779	$58,986	$51,794

Liabilities

As of December 31,	2008	2007	2006
Commercial Airplanes	$17,237	$16,151	$13,109
Integrated Defense Systems:
Boeing Military Aircraft	3,725	4,024	3,883
Network and Space Systems	1,239	1,282	1,538
Global Services and Support	1,358	1,491	1,387
Total Integrated Defense Systems	6,322	6,797	6,808
Boeing Capital Corporation	4,115	4,763	6,082
Other	845	810	1,056
Unallocated items and eliminations	26,554	21,461	20,000
	$55,073	$49,982	$47,055

Capital Expenditures

Years ended December 31,	2008	2007	2006
Commercial Airplanes	$708	$849	$838
Integrated Defense Systems:
Boeing Military Aircraft	140	107	201
Network and Space Systems	87	75	70
Global Services and Support	40	39	38
Total Integrated Defense Systems	267	221	309
Boeing Capital Corporation
Other	12	5	58
Unallocated items and eliminations	687	656	476
	$1,674	$1,731	$1,681

Contractual Backlog (Unaudited)

As of December 31,	2008	2007	2006
Commercial Airplanes	$278,575	$255,176	$174,276
Integrated Defense Systems:
Boeing Military Aircraft	25,855	23,047	24,885
Network and Space Systems	8,864	9,204	7,784
Global Services and Support	10,566	9,537	9,618
Total Integrated Defense Systems	45,285	41,788	42,287
	$323,860	$296,964	$216,563

Quarterly Financial Data (Unaudited)

	2008				2007
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Total revenues	$12,664	$15,293	$16,962	$15,990	$17,477	$16,517	$17,028	$15,365
Total costs and expenses	(11,264)	(12,541)	(13,942)	(12,605)	(14,320)	(13,207)	(13,609)	(12,266)
Earnings/(loss) from operations	(243)	1,147	1,247	1,799	1,516	1,499	1,506	1,309
Net earnings/(loss) from continuing operations	(86)	683	851	1,206	1,027	1,109	1,049	873
Net gain from discontinued operations		12	1	5	6	5	1	4
Net earnings/(loss)	(86)	695	852	1,211	1,033	1,114	1,050	877
Basic earnings/(loss) per share from continuing operations	(0.12)	0.95	1.18	1.63	1.38	1.46	1.38	1.14
Basic earnings/(loss) per share	(0.12)	0.97	1.18	1.64	1.39	1.47	1.38	1.15
Diluted earnings/(loss) per share from continuing operations	(0.12)	0.94	1.16	1.61	1.35	1.43	1.35	1.12
Diluted earnings/(loss) per share	(0.12)	0.96	1.16	1.62	1.36	1.44	1.35	1.13
Cash dividends paid per share	0.40	0.40	0.40	0.40	0.35	0.35	0.35	0.35
Market price:
High	58.00	69.50	88.29	87.84	107.15	107.83	101.45	92.24
Low	36.17	54.20	65.55	71.59	85.55	90.08	88.08	84.60
Quarter end	42.67	57.35	65.72	74.37	87.46	104.99	96.16	88.91

During the second quarter of 2008, we recorded a pre-tax charge of $248 on our international Airborne Early Warning and Control program in our Boeing Military Aircraft segment. During the fourth quarter of 2008, we recorded a pre-tax charge of $685 on our 747 program in our Commercial Airplanes segment. During the third and fourth quarters of 2008, the IAM strike reduced revenue by approximately $6.4 billion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which changed its method of accounting for pension and postretirement benefits as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 9, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in Internal Controls Over Financial Reporting.

In the fourth quarter of 2008, we continued our migration strategy to a single, enterprise-wide instance of a general ledger system with the implementation of the accounts receivable module in our Commercial Airplane business unit. These changes were made as part of an ongoing process improvement initiative to strengthen the overall design and operating effectiveness of our financial reporting controls and are not in response to an identified internal control deficiency. There were no other changes during the fourth quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 9, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans- an Amendment for FASB Statements No. 87, 88, 106 and 132(R), which changed its method of accounting for pension and postretirement benefits as of December 31, 2006.

/S/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 9, 2009

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the 2009 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

Codes of Ethics. We have adopted: (1) The Boeing Company Code of Ethical Business Conduct for the Board of Directors; (2) The Boeing Company Code of Conduct for Finance Employees which is applicable to our Chief Financial Officer (CFO), Controller and all finance employees; and (3) The Boeing Code of Conduct that applies to all employees, including our Chief Executive Officer (CEO), (collectively, the Codes of Conduct). The Codes of Conduct are posted on our website, www.boeing.com. We intend to disclose on our website any amendments to, or waivers of, the Codes of Conduct covering our CEO, CFO and/or Controller promptly following the date of such amendments or waivers. A copy of the Codes of Conduct may be obtained upon request, without charge, by contacting our Office of Internal Governance at 888-970-7171 or by writing to us at The Boeing Company, 100 N. Riverside, Chicago, IL, 60606, Attn: Senior Vice President, Office of Internal Governance. The information contained or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

No family relationships exist among any of the executive officers, directors or director nominees.

A listing of and certain information about our executive officers as of February 1, 2009 is included in Part I under the caption “Executive Officers of the Registrant”, and that information is incorporated by reference herein.

On October 27, 2008, our Board approved amendments to our By-laws that clarified that the advance notice provisions set forth in Section 11.1 of the By-Laws are the exclusive means for a stockholder to make a director nomination or submit other business (other than matters properly brought under Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, which contain their own procedural requirements) before an annual meeting of stockholders and to update the information that must be included in the stockholder notice of nomination or other business. As a result of these and other minor changes, shareholders may now (1) suggest candidates to our Board for consideration by the Governance, Organization and Nominating Committee and (2) submit nominees for election as director.

Suggestion of Candidates to the Board for Consideration by the Governance, Organization and Nominating Committee

Shareholders wishing to suggest qualified candidates for consideration by the Governance, Organization and Nominating Committee may do so by writing at any time to the Office of Corporate Secretary, The Boeing Company, 100 North Riverside Plaza, MC 5003-1001, Chicago, Illinois 60606-1596. The correspondence must state the name, age and qualifications of the person proposed for consideration by such Committee. The Committee evaluates the qualifications of such suggested candidates on the same basis as those of other director candidates.

Shareholder Nominations to the Board of Directors

The Governance, Organization and Nominating Committee will also consider qualified candidates as nominees for election as director that are properly submitted by the Company’s shareholders. The Committee evaluates the qualifications of candidates properly submitted by shareholders on the same basis as those of other director candidates. Shareholders can submit qualified candidates as nominees for election as director by writing to the Office of the Corporate Secretary, Boeing Corporate Offices, 100 North Riverside Plaza, MC 5003-1001, Chicago, Illinois 60606-1596. Submissions should follow the procedures, including timing, set forth in the Company’s By-Laws and as will be described in our Proxy Statement for our 2009 Annual Meeting of Stockholders.

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Audit Committee” in the section entitled “Committee Membership” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be included under the captions “Compensation of Executive Officers” and “Director Compensation” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be included under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More Than 5% Shareholders” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information

We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2008:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	20,576,865	$73.42	30,009,201
Performance shares[1]	746,568
Deferred compensation	5,248,471
Other stock units	1,839,730
Equity compensation plans not approved by shareholders	None	None	None
Total[2]	28,411,634	$73.42	30,009,201

[1]

Excludes additional shares of 1,802,390 which could be transferred in and converted or deferred if Performance share vestings exceed 100% and additional shares of 505,198 which could be issued for future deferred vestings that are eligible for the 25% matching contribution.

[2]	Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance periods in 2009 and 2010.

For further information, refer to Note 15 to the Consolidated Financial Statements of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Transactions with Related Persons” in the 2009 Proxy Statement, and the information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Board Membership and Director Independence” in the 2009 Proxy Statement, and the information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A of the Securities Exchange Act of 1934, as amended, will be included under the caption “Independent Auditors Fees Report” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	124

The auditors’ report with respect to the above-listed financial statement schedule appears on page 112 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

3.	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

(i)	Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International Corporation, The Boeing Company and Boeing NA, Inc. (Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-15001) filed October 29, 1996 (herein referred to as “Form S-4”).)

(ii)	Agreement and Plan of Merger, dated as of December 14, 1996, among The Boeing Company, West Acquisition Corp. and McDonnell Douglas Corporation. (Exhibit (2)(ii) to the Company’s Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1996, (herein referred to as “1996 Form 10-K”).)

(3)	Articles of Incorporation and By-Laws.

(i)	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006. (Exhibit 3 (i) to the Company’s Current Report on Form 8-K (File No. 001-00442) dated May 1, 2006.)

(ii)	By-Laws, as amended and restated on December 15, 2008 (Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated December 15, 2008).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, we are not filing certain instruments with respect to our debt, as the total amount of securities currently provided for under each of such instruments does not exceed 10 percent of our total assets on a consolidated basis. We hereby agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

(10)	Material Contracts.

•	The Boeing Company Bank Credit Agreements.

(i)	U.S. $1.0 Billion 364-Day Credit Agreement dated as of November 14, 2008, among The Boeing Company, the Lenders named therein, JPMorgan Chase

Bank, N.A., as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders (Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated November 14, 2008).

(ii)	U.S. $2.0 Billion Five-Year Credit Agreement dated as of November 16, 2007, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndicated agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders (Exhibit (10)(ii) to the Company’s Form 10-K for the year ended December 31, 2007).

(iii)	Joint Venture Master Agreement by and among Lockheed Martin Corporation, The Boeing Company and a Delaware LLC, dated as of May 2, 2005 (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(iv)	Asset Purchase Agreement, dated as of February 22, 2005 by and between The Boeing Company and Mid-Western Aircraft Systems, Inc. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2005.)

(v)	Agreement and Plan of Merger, dated April 30, 2006, by and among The Boeing Company, Boeing-Avenger, Inc., a direct wholly-owned subsidiary of Boeing, and Aviall, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated May 4, 2006.)

(vi)	Delta Inventory Supply Agreement, dated as of December 1, 2006 by and between United Launch Alliance L.L.C. and The Boeing Company. (Exhibit 10.(vi) to the Company’s Form 10-K for the year ended December 31, 2006 (File no. 001-00442))

•	Management Contracts and Compensatory Plans

(v)	1988 Stock Option Plan.

(a)	Plan, as amended on December 14, 1992. (Exhibit (10)(vii)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as “1992 Form 10-K”).)

(b)	Form of Notice of Terms of Stock Option Grant. (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)

(vi)	1992 Stock Option Plan for Nonemployee Directors.

(a)	Plan. (Exhibit (19) of the Company’s Form 10-Q for the quarter ended March 31, 1992.)

(b)	Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)

(vii)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated effective January 1, 2009 (Exhibit 4.1 to the Company’s Form S-8 filed on December 22, 2008).

(viii)	Supplemental Retirement Plan for Executives of The Boeing Company, as amended on March 22, 2003. (Exhibit (10)(vi) to the Company’s 2003 Form 10-K.)

(ix)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008. (Exhibit (10.1 to the Company’s Current Report on Form 8-K) dated October 28, 2007.)

(x)	Deferred Compensation Plan for Directors of The Boeing Company, as amended on January 1, 2008. (Exhibit (10)(ii) (Management Contracts) to the Company’s Current Report on Form 8-K dated October 28, 2007.)

(xi)	1993 Incentive Stock Plan for Employees.

(a)	Plan, as amended on December 13, 1993. (Exhibit (10)(ix)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (herein referred to as “1993 Form 10-K”).)

(b)	Form of Notice of Stock Option Grant.

(i)	Regular Annual Grant. (Exhibit (10)(ix)(b)(i) to the 1993 Form 10-K.)

(ii)	Supplemental Grant. (Exhibit (10)(ix)(b)(ii) to the 1993 Form 10-K.)

(xii)	Incentive Compensation Plan for Employees of the Company and Subsidiaries, as amended and restated on January 1, 2008. (Exhibit (10.7) to the Company’s Current Report on Form 8-K dated October 28, 2007.)

(xiii)	1997 Incentive Stock Plan, as amended and restated on January 1, 2008. (Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 28, 2007.)

(xiv)	Amended and Restated Executive Employment Agreement with W. James McNerney, Jr. dated March 13, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated March 13, 2008).

(xv)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(ii) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xvi)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(iii) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xvii)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(iv) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xviii)	Restricted Stock Unit Grant Notice of terms, effective August 29, 2005. (Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 001-00442) dated September 2, 2005.)

(xix)	Compensation for Directors of The Boeing Company (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2008).

(xx)	2006 Compensation for Named Executive Officers. (The Company’s Current Report on Form 8-K, File No. 001-00442, dated March 3, 2006). (Form of Performance Award. Form of Non-Qualified Stock Option Grant Notice.)

(xxi)	The McDonnell Douglas 1994 Performance and Equity Incentive Plan. (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)

(xxii)	The Boeing Company ShareValue Program, as amended on September 7, 2004. (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)

(xxiii)	Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)

(xxiv)	2004 Variable Compensation Plan (formerly the 1999 Bonus and Retention Award Plan) as amended and restated effective January 1, 2008 (Exhibit 10.8 to the Company’s Current Report in Form 8-K (File No. 001-00442) dated October 28, 2007.)

(xxv)	Restricted Stock Unit Grant Agreement with James F. Albaugh, dated December 7, 1999. (Exhibit (10)(xix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

(xxvi)	The Boeing Company Executive Layoff Benefits Plan as amended and restated effective January 1, 2008. (Exhibit (10.9) to the Company’s Current Report on Form 8-K dated October 28, 2007.)

(xxvii)	The Boeing Company 2003 Incentive Stock Plan as Amended and Restated Effective January 1, 2008. (Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-00442 dated October 28, 2007.)

(xxviii)	Supplemental Executive Retirement Plan for Employees of the Boeing Company, as amended and restated on January 1, 2008. (Exhibit (10)(i) to the Company’s Current Report on Form 8-K (File No. 001-00442) dated December 10, 2007.)

(xxix)	The Boeing Company Elected Officer Annual Incentive Plan as amended and restated effective January 1, 2008. (Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated October 28, 2007.)

(xxx)	Supplemental Pension Agreement between The Boeing Company and J. Michael Luttig dated January 25, 2007 as amended on November 14, 2007 (Exhibit (10)(xxx) to the Company’s Form 10-K for the year ended December 31, 2007).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics

(i)	The Boeing Company Code of Ethical Business Conduct for Member of the Board of Directors (www.boeing.com/corp_gov).

(ii)	The Boeing Company Code of Conduct for Finance Employees (www.boeing.com/corp_gov).

(iii)	The Boeing Company Code of Conduct (www.boeing.com/corp_gov).

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm in connection with filings on Form S-8 under the Securities Act of 1933.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Commercial Program Method of Accounting. (Exhibit (99)(i) to the 1997 Form 10-K.)

(ii)	Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

THE BOEING COMPANY

(Registrant)

By:	/S/ W. JAMES MCNERNEY, JR. W. James McNerney, Jr. – Chairman, President and Chief Executive Officer	By:	/S/ JAMES A. BELL James A. Bell – Executive Vice President, Corporate President and Chief Financial Officer
By:	/S/ HARRY S. MCGEE III Harry S. McGee III – Vice President Finance and Corporate Controller

Date: February 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ JOHN H. BIGGS John H. Biggs – Director	/S/ KENNETH M. DUBERSTEIN Kenneth M. Duberstein – Director

/S/ JOHN E. BRYSON John E. Bryson – Director	/S/ JOHN F. MCDONNELL John F. McDonnell – Director

/S/ ARTHUR D. COLLINS Arthur D. Collins – Director	/S/ W. JAMES MCNERNEY, JR. W. James McNerney, Jr. – Director

/S/ LINDA Z. COOK Linda Z. Cook – Director	/S/ MIKE S. ZAFIROVSKI Mike S. Zafirovski – Director

/S/ WILLIAM M. DALEY William M. Daley – Director

SCHEDULE II – Valuation and Qualifying Accounts

The Boeing Company and Subsidiaries

Allowance for Customer Financing and Other Assets

(Deducted from assets to which they apply)

(Dollars in millions)

Customer Financing	2008	2007	2006
Balance at January 1	$195	$254	$274
Charged to costs and expenses	84		32
Deductions from reserves	(10)	(59)	(52)
Balance at December 31	$269	$195	$254

Other Assets	2008	2007	2006
Balance at January 1	$660	$598	$536
Charged to costs and expenses	63	63	62
Deductions from reserves		(1)
Balance at December 31	$723	$660	$598

EXHIBIT (12) – Computation of Ratio of Earnings to Fixed Charges

The Boeing Company and Subsidiaries

(Dollars in millions)

Years ended December 31,	2008	2007	2006	2005	2004
Earnings before federal taxes on income	$3,995	$6,118	$3,194	$2,819	$1,960
Fixed charges excluding capitalized interest	492	557	636	699	735
Amortization of previously capitalized interest	50	58	51	54	48
Net adjustment for earnings/loss from affiliates	(10)	(28)	(12)	(9)	27
Earnings available for fixed charges	$4,527	$6,705	$3,869	$3,563	$2,770

Fixed charges:
Interest and debt expense(1)	$425	$491	$593	$653	$685
Interest capitalized during the period	99	117	110	84	71
Rentals deemed representative of an interest factor	67	66	43	46	50
Total fixed charges	$591	$674	$746	$783	$806

Ratio of earnings to fixed charges	7.7	9.9	5.2	4.6	3.4

(1)	Amount does not include tax-related interest expense which is reported as a component of Income tax expense in our Consolidated Statements of Operations.