Form 10-Q
period 2009-03-31
BOEING CO
filed 2009-04-22
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 17, 2009, there were 726,197,907 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 29 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2009

i

Part I. Financial Information

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2009	2008
Sales of products	$13,835	$13,688
Sales of services	2,667	2,302

Total revenues	16,502	15,990

Cost of products	(11,579)	(10,788)
Cost of services	(2,119)	(1,755)
Boeing Capital Corporation interest expense	(47)	(62)

Total costs and expenses	(13,745)	(12,605)

	2,757	3,385
Income from operating investments, net	32	58
General and administrative expense	(791)	(775)
Research and development expense, net	(970)	(869)
Loss on dispositions/business shutdown, net	(3)

Earnings from operations	1,025	1,799
Other (loss)/income, net	(36)	100
Interest and debt expense	(57)	(46)

Earnings before income taxes	932	1,853
Income tax expense	(317)	(647)

Net earnings from continuing operations	615	1,206
Net (loss)/gain on disposal of discontinued operations, net of taxes of $3 and ($3)	(5)	5

Net earnings	$610	$1,211

Basic earnings per share from continuing operations	$0.88	$1.63
Net (loss)/gain on disposal of discontinued operations, net of taxes	(0.01)	0.01

Basic earnings per share	$0.87	$1.64

Diluted earnings per share from continuing operations	$0.87	$1.61
Net (loss)/gain on disposal of discontinued operations, net of taxes	(0.01)	0.01

Diluted earnings per share	$0.86	$1.62

Cash dividends paid per share	$0.42	$0.40

Weighted average diluted shares (millions)	707.4	747.4

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	March 31 2009	December 31 2008
Assets
Cash and cash equivalents	$4,237	$3,268
Short-term investments	213	11
Accounts receivable, net	6,238	5,602
Current portion of customer financing, net	353	425
Deferred income taxes	1,114	1,046
Inventories, net of advances and progress billings	15,649	15,612

Total current assets	27,804	25,964
Customer financing, net	5,854	5,857
Property, plant and equipment, net of accumulated depreciation of $12,402 and $12,280	8,798	8,762
Goodwill	3,654	3,647
Other acquired intangibles, net	2,627	2,685
Deferred income taxes	3,880	4,114
Investments	1,261	1,328
Pension plan assets, net	12	16
Other assets, net of accumulated amortization of $437 and $400	1,450	1,406

Total assets	$55,340	$53,779

Liabilities and shareholders’ equity
Accounts payable and other liabilities	$17,553	$17,435
Advances and billings in excess of related costs	11,527	12,737
Income taxes payable	355	41
Short-term debt and current portion of long-term debt	530	560

Total current liabilities	29,965	30,773
Accrued retiree health care	7,336	7,322
Accrued pension plan liability, net	8,484	8,383
Non-current income taxes payable	1,035	1,154
Other long-term liabilities	287	337
Long-term debt	8,742	6,952
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized; shares issued – 1,012,261,159 and 1,012,261,159 shares	5,061	5,061
Additional paid-in capital	3,289	3,456
Treasury shares, at cost – 286,098,252 and 285,661,944 shares	(17,756)	(17,758)
Retained earnings	23,284	22,675
Accumulated other comprehensive loss	(13,511)	(13,525)
ShareValue Trust shares – 28,861,019 and 28,460,769	(1,029)	(1,203)

Total Boeing shareholders’ equity	(662)	(1,294)
Non-controlling interest	153	152

Total shareholders’ equity	(509)	(1,142)

Total liabilities and shareholders’ equity	$55,340	$53,779

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2009	2008
Cash flows – operating activities:
Net earnings	$610	$1,211
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	60	45
Depreciation	335	322
Amortization of other acquired intangibles	49	40
Amortization of debt discount/premium and issuance costs	2	2
Investment/asset impairment charges, net	21
Customer financing valuation provision/(benefit)	9	(6)
Loss/(gain) on disposal of discontinued operations	8	(8)
Loss on dispositions/business shutdown, net	3
Other charges and credits, net	63	56
Excess tax benefits from share-based payment arrangements	(5)	(43)
Changes in assets and liabilities –
Accounts receivable	(869)	197
Inventories, net of advances and progress billings	(82)	(604)
Accounts payable and other liabilities	475	628
Advances and billings in excess of related costs	(1,210)	113
Income taxes receivable, payable and deferred	534	502
Other long-term liabilities	(51)	(127)
Pension and other postretirement plans	304	(419)
Customer financing, net	21	72
Other	(84)	(48)

Net cash provided by operating activities	193	1,933

Cash flows – investing activities:
Property, plant and equipment additions	(442)	(409)
Property, plant and equipment reductions	25	9
Acquisitions, net of cash acquired	(30)	(40)
Contributions to investments	(200)	(2,958)
Proceeds from investments	49	3,630
Other		(95)

Net cash (used)/provided by investing activities	(598)	137

Cash flows – financing activities:
New borrowings	1,827	5
Debt repayments	(71)	(32)
Stock options exercised, other		15
Excess tax benefits from share-based payment arrangements	5	43
Employee taxes on certain share-based payment arrangements	(15)
Common shares repurchased	(50)	(1,158)
Dividends paid	(305)	(306)

Net cash provided/(used) by financing activities	1,391	(1,433)

Effect of exchange rate changes on cash and cash equivalents	(17)	28

Net increase in cash and cash equivalents	969	665
Cash and cash equivalents at beginning of year	3,268	7,042

Cash and cash equivalents at end of period	$4,237	$7,707

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance Jan 1, 2008	$5,061	$4,757	($14,842)	($2,752)	$21,376	($4,596)	$74	$9,078

Net earnings					2,672		(2)	2,670
Unrealized loss on derivative instruments, net of tax of $93						(159)		(159)
Unrealized loss on certain investments, net of tax of $61						(121)		(121)
Reclassification adjustment for losses realized in net earnings, net of tax of $(2)						4		4
Currency translation adjustment						(180)		(180)
Postretirement liability adjustment, net of tax of $(4,883)						(8,565)		(8,565)

Comprehensive expense								(6,351)

Share-based compensation and related dividend equivalents		243			(8)			235
ShareValue Trust activity		(1,540)		1,452				(88)
Excess tax pools		99						99
Treasury shares issued for stock options exercised, net		(9)	53					44
Treasury shares issued for other share-based plans, net		(94)	65					(29)
Treasury shares repurchased			(2,937)					(2,937)
Treasury shares transfer			(97)	97
Cash dividends declared ($1.62 per share)					(1,187)			(1,187)
SFAS 158 transition amount, net of tax of $50					(178)	92		(86)
Increase in noncontrolling interest							80	80

Balance December 31, 2008	$5,061	$3,456	($17,758)	($1,203)	$22,675	($13,525)	$152	($1,142)

Net earnings					610		1	611
Unrealized loss on derivative instruments, net of tax of $26						(45)		(45)
Unrealized loss on certain investments, net of tax of $9						(14)		(14)
Reclassification adjustment for losses realized in net earnings, net of tax of $(5)						8		8
Currency translation adjustment						(29)		(29)
Postretirement liability adjustment, net of tax of $(73)						94		94

Comprehensive income								625

Share-based compensation and related dividend equivalents		63						63
ShareValue Trust activity		(174)		174
Excess tax pools		1						1
Treasury shares issued for other share-based plans, net		(57)	52					(5)
Treasury shares repurchased			(50)					(50)
Dividends related to share-based plans payout					(1)			(1)

Balance March 31, 2009	$5,061	$3,289	($17,756)	($1,029)	$23,284	($13,511)	$153	($509)

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2009	2008
Revenues:
Commercial Airplanes	$8,554	$8,161
Integrated Defense Systems:
Boeing Military Aircraft	3,010	3,202
Network and Space Systems	2,678	2,694
Global Services and Support	2,032	1,679

Total Integrated Defense Systems	7,720	7,575
Boeing Capital Corporation	163	185
Other	39	75
Unallocated items and eliminations	26	(6)

Total revenues	$16,502	$15,990

Earnings from operations:
Commercial Airplanes	$417	$983
Integrated Defense Systems:
Boeing Military Aircraft	282	384
Network and Space Systems	207	267
Global Services and Support	220	209

Total Integrated Defense Systems	709	860
Boeing Capital Corporation	37	61
Other	(23)	(50)
Unallocated items and eliminations	(115)	(55)

Earnings from operations	1,025	1,799
Other (loss)/income, net	(36)	100
Interest and debt expense	(57)	(46)

Earnings before income taxes	932	1,853
Income tax expense	(317)	(647)

Net earnings from continuing operations	615	1,206
Net (loss)/gain on disposal of discontinued operations, net of taxes of $3 and ($3)	(5)	5

Net earnings	$610	$1,211

Research and development expense:
Commercial Airplanes	$711	$633
Integrated Defense Systems:
Boeing Military Aircraft	130	125
Network and Space Systems	86	76
Global Services and Support	34	34

Total Integrated Defense Systems	250	235
Other	9	1

Total research and development expense	$970	$869

This information is an integral part of the Notes to Condensed Consolidated Financial Statements. See Note 13 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2009, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2008 Annual Report on Form 10-K. Certain business segment data has been reclassified to conform to the current period’s presentation. See Note 13. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160, which was retrospectively applied, requires the noncontrolling interest to be separately presented as a component of shareholders’ equity on the Condensed Consolidated Statements of Financial Position and Shareholders’ Equity.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share are as follows:

(Shares in millions)	Three months ended March 31
	2009	2008
Weighted average shares outstanding	701.9	729.8
Participating securities	3.4	8.4

Basic weighted average shares outstanding	705.3	738.2
Dilutive potential common shares	2.1	9.2

Diluted weighted average shares outstanding	707.4	747.4

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

(Shares in millions)	Three months ended March 31
	2009	2008
Stock options	23.1	8.2
ShareValue Trust	12.9	28.0
Performance Awards	5.9	4.1
Performance Shares	0.8	0.7
Stock units	0.3	0.1

Note 3 – Income Taxes

The effective tax rates were 34.0% and 34.9% for the three months ended March 31, 2009 and 2008. The decrease in the effective tax rate as compared with the prior year was primarily due to Research and Development tax credit benefits that exist in 2009, but did not exist in the first quarter of 2008, partially offset by a reduction in deferred tax assets resulting from lower projected state income tax rates due to legislative changes enacted in the first quarter of 2009.

The years 2004-2006 are currently being examined by the Internal Revenue Service (IRS), and we have filed appeals with the IRS for 1998-2003. We are also subject to examination in major state and international jurisdictions for the 2001-2008 tax years, for which no individually material unrecognized tax benefits exist. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

It is reasonably possible that within the next 12 months we will resolve some of the matters presently under consideration for 1998-2006 with the IRS which may increase or decrease unrecognized tax benefits for these open tax years. Settlement of those unrecognized tax benefits that affect the effective tax rate could increase earnings in an amount ranging from $0 to $500 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Note 4 – Inventories

Inventories consisted of the following:

	March 31 2009	December 31 2008
Long-term contracts in progress	$14,624	$14,051
Commercial aircraft programs[1]	18,644	19,309
Commercial spare parts, used aircraft, general stock materials and other	4,493	4,340

	37,761	37,700
Less advances and progress billings	(22,112)	(22,088)

	$15,649	$15,612

[1]	Includes deferred production costs and unamortized tooling related to the 777 program of $1,250 and $234 as of March 31, 2009 and $1,223 and $255 as of December 31, 2008.

Delta launch program inventories that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021 are included in long-term contracts in progress inventories. At March 31, 2009 and December 31, 2008, the inventory balance was $1,822, of which, $1,245 relates to yet unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $90. See Note 6.

Inventories included $235 subject to claims or other uncertainties relating to the A-12 program as of March 31, 2009 and December 31, 2008. See Note 12.

Note 5 – Liabilities, Commitments and Contingencies

Environmental Matters

For the three months ended March 31, 2009 and 2008, the aggregate amounts of liabilities recorded relative to environmental matters were as follows:

	Environmental Liabilities
	2009	2008
Beginning balance – January 1	$731	$679
Reductions for payments made	(20)	(14)
Changes in estimates	5	16

Ending balance – March 31	$716	$681

The liabilities recorded represent our best estimate of costs expected to be incurred to remediate, operate, and maintain sites over periods of up to 30 years. It is reasonably possible that we may incur additional charges because of regulatory complexities, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites based on our experience and existing laws and regulations. At March 31, 2009 and December 31, 2008 our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $1,192 and $1,206.

Product Warranties

The following table summarizes product warranty activity recorded during the three months ended March 31, 2009 and 2008.

	Product Warranty Liabilities
	2009	2008
Beginning balance – January 1	$959	$962
Additions for current year deliveries	41	53
Reductions for payments made	(62)	(54)
Changes in estimates	108	(35)

Ending balance – March 31	$1,046	$926

Discontinued Operations

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as certain events of default and repossession. As of March 31, 2009 and December 31, 2008, our maximum exposure to loss associated with the loss sharing arrangement was $222 and $232. As of March 31, 2009 and December 31, 2008, the accrued liability under the loss sharing arrangement was $50 and $39.

Commercial Aircraft Commitments

In conjunction with signing a definitive agreement for the sale of new aircraft, we entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,045 as of March 31, 2009 and December 31, 2008. We anticipate that a significant portion of these commitments will not be exercised by customers. There were no probable contractual trade-in commitments as of March 31, 2009. Trade-in commitment agreements have expiration dates from 2010 through 2023.

C-17

As of March 31, 2009, we delivered 185 of the 205 C-17 aircraft ordered by the USAF, with final deliveries scheduled for 2010. The 205 C-17 aircraft total includes the Fiscal Year 2008 order for 15 aircraft that the USAF placed on contract in February 2009. Our backlog at March 31, 2009 also includes international orders for 2 C-17 aircraft. In April 2008, we directed key suppliers to begin work on 15 aircraft beyond the 205 to support potential Fiscal Year 2009 (FY09) orders and anticipated international orders. The National Defense Authorization Act signed into law by the previous administration authorizes the procurement of six C-17s in FY09. However, funding would need to be addressed in a future defense appropriations bill and decisions regarding the government’s need for additional C-17s beyond the 205 ordered have yet to be made. There continues to be substantial interest in purchasing additional C-17 aircraft from international customers. Inventory expenditures and potential termination liabilities to suppliers totaled approximately $180 at March 31, 2009. Should additional orders not materialize, it is reasonably possible that we will decide in 2009 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond the 205 ordered by the USAF.

Customer Financing Exposure

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations were as follows:

	March 31 2009	December 31 2008
717 Aircraft ($689 and $694 accounted for as operating leases)*	$2,348	$2,365
757 Aircraft ($765 and $780 accounted for as operating leases)*	972	991
767 Aircraft ($179 and $181 accounted for as operating leases)	527	540
MD-11 Aircraft ($491 and $536 accounted for as operating leases)*	491	536
737 Aircraft ($440 and $453 accounted for as operating leases)	497	464

*	Out-of-production aircraft

Future Lease Commitments

As of March 31, 2009 and December 31, 2008, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $192 and $197. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of March 31, 2009 and December 31, 2008, Accounts payable and other liabilities included $31 and $32 attributable to adverse commitments under these lease arrangements.

Financing Commitments

Financing commitments totaled $9,810 and $10,145 as of March 31, 2009 and December 31, 2008. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances given the current capital market disruptions that we will not be required to fund greater amounts than historically required.

In connection with the formation of ULA, we and Lockheed Martin Corporation (Lockheed) each committed to provide up to $25 in additional capital contributions through June 2009 and we each have agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements during the 5 year period following December 1, 2006. ULA did not request any funds under the line of credit as of March 31, 2009. We and Lockheed have also each committed to provide ULA with up to $100 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $5,977 and $5,763 as of March 31, 2009 and December 31, 2008.

Satellites

In certain launch and satellite sales contracts, we include provisions that specify that we bear risk of loss associated with the launch phase through acceptance in orbit by the customer. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract and when economically advisable. The current insurance market reflects high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There is a contractual launch scheduled for the second quarter of 2009 and a second scheduled for 2010 for which full insurance coverage may not be available or, if available, could be prohibitively expensive. We will continue to review this risk. We estimate that the potential uninsured amount for each launch could be approximately $360 depending on the nature of the uninsured event.

Note 6 – Arrangements with Off-Balance Sheet Risk

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

As of March 31, 2009	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,882	$3,870	$7
Indemnifications to ULA**	950		7
Credit guarantees related to the Sea Launch venture	451	271	180
Other credit guarantees	151	142	9
Residual value guarantees	51	46	10

As of December 31, 2008	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,024	$4,014	$7
Indemnifications to ULA**	1,184		7
Credit guarantees related to the Sea Launch venture	451	271	180
Other credit guarantees	158	145	11
Residual value guarantees	51	47	10

*	Amounts included in Accounts payable and other liabilities
**	Amount includes contributed Delta launch program inventory of $579 and $813, plus $348 related to the pricing of certain contracts and $23 related to miscellaneous Delta vendor contracts at March 31, 2009 and December 31, 2008.

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

Indemnifications to ULA We agreed to indemnify ULA against potential losses that ULA may incur from certain contracts contributed by us. In the event ULA is unable to obtain certain additional contract pricing to which we believe ULA is entitled, we will be responsible for any shortfall and may record up to $388 in pre-tax losses. The term of the indemnification is tied to the resolution of this matter with the customer.

We agreed to indemnify ULA against losses in the event that costs associated with $1,360 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA has sold $781 of inventories that were contributed by us.

Credit Guarantees Related to the Sea Launch Venture We issued credit guarantees to creditors of the Sea Launch venture, of which we are a 40% partner, to assist the venture in obtaining financing and other support. Under these credit guarantees, we are obligated to make payments to a guaranteed party in the event that Sea Launch does not make its loan payments. We have substantive guarantees from the other venture partners, who are obligated to reimburse us for their share (in proportion to their Sea Launch ownership percentages) of any guarantee payment we may make related to the Sea Launch obligations. These guarantees expire within the next 6 years. Approximately $250 of Sea Launch’s bank loans mature during the second quarter of 2009. In connection with a possible refinancing of this amount, Boeing will likely be called upon to renew its credit guarantee to Sea Launch lenders. If Sea Launch is unable to repay this amount or obtain refinancing, Boeing may be required to perform on the existing credit guarantee. The failure to repay or refinance this amount would cause a cross default under Sea Launch’s other external debt of approximately $200. We continue to look at alternatives to address funding requirements for the venture.

Other Credit Guarantees We have issued credit guarantees, principally to facilitate the sale and/or financing of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor or certain specified services are not performed. A substantial portion of these guarantees have been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft and certain other assets. Current outstanding credit guarantees expire within the next 11 years.

Residual Value Guarantees We have issued various residual value guarantees principally to facilitate the sale of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire within the next 9 years.

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

Note 7 – Debt

In March 2009, our Board of Directors authorized debt financings of up to $3,000. On March 13, 2009, we issued notes totaling $1,850, which included $700 bearing an interest rate of 5% due March 15, 2014, $650 bearing an interest rate of 6% due March 15, 2019 and $500 bearing an interest rate of 6.875% due March 15, 2039. The net proceeds after deducting the discount, underwriting fees and issuance costs were $1,817. We may redeem each series of notes at any time prior to maturity, in whole or in part, upon at least 30 days notice, at a redemption price equal to the principal amount of the notes to be redeemed plus a make-whole premium, together with accrued interest on such notes to the redemption date. The notes are unsecured senior obligations and rank equally in right of payment with all our existing and future unsecured and unsubordinated indebtedness.

Note 8 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Pension		Other Postretirement Benefits
Three months ended March 31,	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$273	$238	$33	$32
Interest cost	741	704	116	114
Expected return on plan assets	(934)	(951)	(1)	(2)
Amortization of prior service costs	61	52	(23)	(23)
Recognized net actuarial loss	162	98	24	21
Settlement/curtailment loss	2

Net periodic benefit cost	$305	$141	$149	$142

Net periodic benefit cost included in Earnings from operations	$219	$191	$157	$137

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of the reporting period.

During the three months ended March 31, 2009 and 2008, we made discretionary pension contributions of $0 and $506. During the three months ended March 31, 2009 and 2008, we made contributions to our other postretirement benefit plans of $5 and $4.

Note 9 – Share-Based Compensation and Other Compensation Arrangements

Stock Options

On February 23, 2009, we granted to our executives 7,423,242 options with an exercise price equal to the fair market value of our stock on the date of grant. The stock options vest over a period of 3 years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. The options expire 10 years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Date	Expected Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Weighted- Average Grant Date Fair Value
2/23/2009	6 years	39.0%	2.4%	2.03%	$11.12

We determined the expected life of the 2009 stock option grant to be 6 years, calculated using the “simplified” method in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 107, Valuation of Share-Based Payment Arrangements for Public Companies.

Restricted Stock Units

On February 23, 2009, we granted to our executives 2,144,501 restricted stock units (RSUs) with a fair value of $35.57 per share. The RSUs will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date.

Performance Awards

On February 23, 2009, we also granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2011. The minimum amount is $0 and the maximum amount we could be required to payout for the 2009 Performance Awards is $312.

Note 10 – Derivative Financial Instruments

Effective for the first quarter of 2009, we adopted SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which expands the quarterly and annual disclosure requirements about our derivative instruments and hedging activities.

The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position were as follows:

	Notional amounts[1]		Other assets		Accounts payable and other liabilities
	March 31 2009	December 31 2008	March 31 2009	December 31 2008	March 31 2009	December 31 2008
Derviatives designated as hedging instruments
Foreign exchange contracts	$2,642	$1,992	$28	$26	$(56)	$(39)
Interest rate contracts	817	817	44	48	(2)	(3)
Commodity contracts	112	147			(114)	(75)

	3,571	2,956	72	74	(172)	(117)
Derviatives not receiving hedge accounting treatment
Foreign exchange contracts	739	646	47	42	(78)	(128)
Equity contracts	21	21	11	10

Total derivatives	4,331	3,623	130	126	(250)	(245)
Netting arrangements			(47)	(64)	47	64

Net recorded balance			$83	$62	$(203)	$(181)

[1]	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) of our derivative instruments, including ineffectiveness, recognized in earnings for the three months ended March 31, 2009 were not material. Unrealized losses of $45 (net of tax) were recorded in Accumulated other comprehensive loss associated with our cash flow hedging transactions during the three months ended March 31, 2009. Based on our portfolio of cash flow hedges, we expect to reclassify losses of $34 (net of tax) during the next 12 months.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our 5-year credit facility, expiring November 2012. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a liability position at March 31, 2009 is $154. At March 31, 2009, there were no aggregate derivative positions requiring the posting of collateral.

Cash Flow Hedges

Our cash flow hedges include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, foreign currency option contracts and commodity purchase contracts. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. We use foreign currency forward and option contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions up to 2021. We use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through 2015.

Fair Value Hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. Gains/(losses) of hedged items designated and qualifying in fair value hedges recognized in earnings for the three months ended March 31, 2009 were not material.

Note 11 – Fair Value Measurements

Effective January 1, 2009, we adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted SFAS No. 157 for financial assets and liabilities in 2008. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

		Fair Value Measurements at March 31, 2009
Assets	Total	Level 1	Level 2	Level 3
Money market funds	$2,430	$2,430
Available-for-sale investments:
Debt:
Marketable securities	298		$298
Enhanced equipment trust certificate	6			$6
Trading securities	1	1
Derivatives	83		72	11

Total assets	$2,818	$2,431	$370	$17

Liabilities
Derivatives	$(203)		$(203)

Total liabilities	$(203)		$(203)

		Fair Value Measurements at December 31, 2008
Assets	Total	Level 1	Level 2	Level 3
Money market funds	$2,128	$2,128
Available-for-sale investments:
Debt:
Marketable securities	347		$347
Enhanced equipment trust certificate	5			$5
Derivatives	62		52	10

Total assets	$2,542	$2,128	$399	$15

Liabilities
Derivatives	$(181)		$(181)

Total liabilities	$(181)		$(181)

Certain assets are measured at fair value on a nonrecurring basis. For the three months ended March 31, 2009 and 2008, impaired receivables with carrying amounts of $8 and $15 were written down to their fair values of $4 and $8, based on the fair value for the related aircraft collateral which was determined using unobservable inputs (Level 3).

For the three months ended March 31, 2009, impaired equipment under operating leases with a carrying amount of $31 were written down to their fair value of $24, based on the fair value for the related aircraft, which was determined using unobservable inputs (Level 3).

Note 12 – Legal Proceedings

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

A-12 Litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2009, inventories included approximately $585 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2009. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. The appeal was argued on December 3, 2008. A decision is anticipated in 2009, although the parties have agreed to participate in mediation at the request of the Court of Appeals for the Federal Circuit.

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,435). In that event, our loss would total approximately $1,664 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,122, including interest.

Employment and Benefits Litigation

On March 2, 2006, we were served with a complaint filed in the U.S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit Aerospace, Inc. (Spirit) near the time of our sale of the Wichita facility were tainted by age discrimination, violated Employee Retirement Income Security Act (ERISA), violated our collective bargaining agreements, and constituted retaliation. The case is brought as a class action on behalf of individuals not hired by Spirit. While we believe that Spirit has an obligation to indemnify Boeing for claims relating to the 2005 sales transaction, Spirit has refused to indemnify Boeing for all claims arising from employment activity prior to January 1, 2005. On June 4, 2008, claims by individuals who filed consents to join the Age Discrimination Employment Act collective action and were terminated by Boeing prior to January 1, 2005 were dismissed by stipulated order.

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

On September 13, 2006, two UAW Local 1069 retirees filed a class action lawsuit in the U.S. District Court for the Middle District of Tennessee alleging that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the Labor-Management Relations Act and §502(a)(1)(B) of ERISA. On September 15, 2006, we filed a lawsuit in the U.S. District Court for the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a declaratory judgment confirming that we have the legal right to make changes to these medical benefits. On June 4, 2007, the Middle District of Tennessee ordered that its case be transferred to the Northern District of Illinois. The two cases were consolidated on September 24, 2007. The UAW filed a Motion to file a Second Amended Complaint on October 26, 2007 in which it sought to drop the retirees’ claim for vested lifetime benefits based on successive collective bargaining agreements and instead allege that the current collective bargaining agreement is the sole alleged source of rights to retiree medical benefits. We opposed the motion. On January 17, 2008, the court granted the motion to amend the complaint. Both parties filed Motions for Class Certification on November 16, 2007 and filed briefs on class certification on February 28, 2008. The parties filed cross-motions for summary judgment on May 27, 2008. On September 30, 2008, the court certified a class of retirees for all claims. The summary judgment motions are currently pending before the court. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the VIP Plan), alleged that fees and expenses incurred by the VIP Plan were and are unreasonable and excessive, not incurred solely for the benefit of the VIP Plan and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs filed a motion to certify the class, which we opposed. On December 14, 2007, the court granted plaintiffs leave to file an amended complaint, which complaint added our Employee Benefits Investment Committee as a defendant and included new allegations regarding alleged breach of fiduciary duty. The stay of proceedings entered by the court on September 10, 2007, pending resolution by the U.S. Court of Appeals for the Seventh Circuit of Lively v. Dynegy, Inc., was lifted on April 3, 2008, after notification that the Lively case had settled. On April 16, 2008, plaintiffs sought leave to file a second amended complaint, which we opposed, which would add investment performance allegations. On August 22, 2008, the court granted plaintiffs leave to file their second amended complaint. Plaintiffs filed the second amended complaint on August 25, 2008. On September 29, 2008, the court granted plaintiffs’ motion to certify the class of current, past and future participants or beneficiaries in the VIP Plan. On September 9, 2008, we filed a motion for summary judgment to dismiss claims arising prior to September 27, 2000 based on the ERISA statute of limitations. The plaintiffs opposed this motion and the motion is currently pending before the court. On October 14, 2008, we filed a petition for leave to appeal the class certification order to the Seventh Circuit Court of Appeals. The plaintiffs opposed this motion and it is currently pending before the court of appeals. On January 15, 2009, Boeing filed a motion seeking dismissal of all claims as a matter of law. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

BSSI/ICO Litigation

On August 16, 2004, our wholly owned subsidiary, Boeing Satellite Systems International, Inc. (BSSI) filed a complaint for declaratory relief against ICO Global Communications (Operations), Ltd. (ICO) in Los Angeles County Superior Court seeking a declaration that ICO’s prior termination of two contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, economic duress, fraud, unfair competition, and other claims. ICO added The Boeing Company as a defendant in October 2005 to some of these claims and also sued it for interference with contract and misappropriation of trade secrets. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (ICO Holdings), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO

Holdings, alleging fraud and other claims. The trial commenced on June 19, 2008, with ICO seeking to recover approximately $2,000 in damages, including all monies paid to BSSI and Boeing Launch Services, plus punitive damages and other unspecified damages and relief.

On October 21, 2008, the jury returned a verdict awarding ICO compensatory damages of $371 plus interest, based upon findings of contract breach, fraud and interference with contract. On October 31, 2008 the jury awarded ICO punitive damages of $236. On January 2, 2009, the court entered judgment for ICO in the amount of $631 which included $24 in prejudgment interest.

On February 26, 2009 the trial court granted in part and denied in part post-trial motions we filed seeking to set aside the verdict. As a result, on March 3, 2009, the court entered an amended judgment for ICO in the amount of $604, which included $371 in compensatory damages, $207 in punitive damages and $26 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest) from January 2, 2009. We filed a notice of appeal and ICO filed a notice of cross-appeal in March 2009. We believe that we have substantial arguments on appeal, which we intend to pursue vigorously.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers initially sought over $385 in damages and $10 in lost profits, but recently revised their demand to $263. BSSI has asserted a counterclaim against Telesat for $6 in unpaid performance incentive payments and also a $180 contingent counterclaim on the theory that any ultimate award to reimburse the insurers for their payments to Telesat could only result from Telesat’s breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand. The arbitration hearing in this matter has been scheduled for November 2010.

On April 26, 2007, a group of our insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under our insurance and reinsurance policies relating to the Telesat Anik F1 arbitration. On June 12, 2008, the court granted the insurers’ motion for summary judgment, concluding that our insurance policy excluded the kinds of losses alleged by Telesat. On January 16, 2009, the court granted Boeing’s motion for reconsideration, ruling in favor of Boeing to require the insurers to provide insurance coverage to defend the claim.

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

On May 22, 2008 and January 29, 2009, we received a formal dispute notice from New Skies alleging that BSSI breached the NSS-8 contract by failing to timely deliver a satellite in orbit and repudiating the replacement satellite option. The dispute notice included neither a quantification of potential damages nor a sum certain demand. We do not believe that SES New Skies could have any valid claims relating to the satellite contract but await further developments.

BSSI/Superbird-6 Litigation

On December 1, 2006, BSSI was served with an arbitration demand in subrogation brought by insurers for Space Communications Corporation alleging breach of warranty, breach of contract and gross negligence relating to the Superbird-6 communications satellite, which suffered a low perigee event shortly after launch in April 2004. The low orbit allegedly damaged the satellite, and a subsequent decision to de-orbit the satellite was made less than 12 months after launch. The model 601 satellite was manufactured by BSSI and delivered for launch by International Launch Services on an Atlas launch vehicle. The insurers sought to recover in excess of $240 from BSSI. On February 4, 2009, the arbitration panel issued a final decision rejecting the insurers’ claim for $240 but awarding the insurers a portion of the warranty payback. The award will not have a material effect on our financial position or results of operations. On March 31, 2009, the insurers filed a motion in federal district court to vacate the arbitration award.

Note 13 – Business Segment Data

Effective January 1, 2009, certain programs were realigned between IDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.

Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins. See page 5 for a Summary of Business Segment Data, which is an integral part of this note.

Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Three months ended March 31
	2009	2008
Commercial Airplanes	$191	$267
Boeing Capital Corporation	23	21

Total	$214	$288

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

	Three months ended March 31
Unallocated items and eliminations	2009	2008
Share-based plans	$(57)	$(30)
Deferred compensation	23	61
Pension	23	(67)
Postretirement	(23)	(20)
Capitalized interest	(15)	(13)
Other	(66)	14

Total	$(115)	$(55)

Assets	March 31 2009	December 31 2008
Commercial Airplanes	$18,669	$18,893
Integrated Defense Systems:
Boeing Military Aircraft	5,938	5,746
Network and Space Systems	7,505	7,177
Global Services and Support	3,874	3,559

Total Integrated Defense Systems	17,317	16,482
Boeing Capital Corporation	6,061	6,073
Other	1,519	1,207
Unallocated items and eliminations	11,774	11,124

Total assets	$55,340	$53,779

Liabilities
Commercial Airplanes	$15,855	$17,141
Integrated Defense Systems:
Boeing Military Aircraft	3,797	3,675
Network and Space Systems	1,247	1,239
Global Services and Support	1,581	1,352

Total Integrated Defense Systems	6,625	6,266
Boeing Capital Corporation	3,980	4,115
Other	849	845
Unallocated items and eliminations	28,540	26,554

Total liabilities	$55,849	$54,921

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2009, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008, and the related condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2009 (which includes an explanatory paragraph relating to the Company’s change in its method of accounting for pension and postretirement benefits), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2008 and the condensed consolidated statement of shareholders’ equity for the year then ended is fairly stated, in all material respects, in relation to the consolidated statements of financial position and shareholders’ equity from which they have been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

April 21, 2009

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “targets,” and similar expressions are used to identify these forward-looking statements. Forward-looking statements are based upon assumptions about future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak to events only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. Specific factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission:

•	the effect of economic conditions in the United States and globally;

•	the impact on our accounts receivable, customer financing portfolios and allowance for losses of customer defaults and changes in customer credit ratings, credit default rates and collateral values;

•	the impact on our revenues and operating results of changes to indices included in indexed price escalation clauses included in our contracts with commercial airplane and defense customers;

•	the successful execution of our Commercial Airplanes and Integrated Defense Systems backlog;

•	the effects of customers cancelling, modifying and/or rescheduling contractual orders;

•	the timing and effects of any decisions to increase or decrease the rate of commercial airplane production;

•	the timing and effects of decisions to complete or launch a Commercial Airplanes program;

•	the ability to successfully develop and timely produce the 787 and 747-8 aircraft;

•	the ability of our suppliers and, as applicable, subcontractors to successfully and timely perform their obligations;

•

the effect on our revenues of political and legal processes; changing defense priorities; and associated budget reductions by U.S. and international government customers affecting Boeing defense programs;

•	our relationship with our union-represented workforce and the negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger and cargo traffic and revenue yields in the airline industry;

•	the impact of volatile fuel prices and the airline industry’s response;

•	the effect of declines in aircraft valuation;

•	the impact on our revenues or operating results of airline bankruptcies;

•	the extent to which we are called upon to fund outstanding financing commitments or satisfy other financing requests, and our ability to satisfy those requirements;

•	the continuation of historical costs for fleet support services;

•	the receipt of estimated award and incentive fees on U.S. government contracts;

•	the future demand for commercial satellites and projections of future order flow;

•

the potential for technical or quality issues on development programs, including the Airborne Early Warning and Control program, International KC-767 Tanker, other fixed-price development programs, or commercial satellite programs, to affect schedule and cost estimates, or cause us to incur a material charge or experience a termination for default;

•	the outcome of any litigation and/or government investigation in which we are a party, and other contingencies;

•	returns on pension fund assets, impacts of future interest rate changes on pension obligations and rising healthcare costs;

•	our ability to access external capital resources to fund our operations;

•	the amounts and effects of underinsured operations, including satellite launches; and

•

the scope, nature or impact of acquisition or disposition activity and investment in any joint ventures/strategic alliances, including Sea Launch and United Launch Alliance, and indemnifications related thereto.

Please see Item 1, “Business” and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements. This report includes important information as to these risks in the “Legal Proceedings” and in the Notes to Condensed Consolidated Financial Statements included herein. Additional important information as to these risks is also included in this report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2009	2008
Revenues	$16,502	$15,990
Earnings from operations	$1,025	$1,799
Operating margins	6.2%	11.3%
Effective income tax rate	34.0%	34.9%
Net earnings from continuing operations	$615	$1,206
Diluted earnings per share	$0.86	$1.62

(Dollars in millions)	March 31 2009	December 31 2008
Contractual backlog	$314,718	$323,860
Unobligated backlog	24,734	28,165

Revenues

The following table summarizes revenues:

(Dollars in millions)	Three months ended March 31
	2009	2008
Commercial Airplanes	$8,554	$8,161
Integrated Defense Systems	7,720	7,575
Boeing Capital Corporation	163	185
Other	39	75
Unallocated items and eliminations	26	(6)

Revenues	$16,502	$15,990

Revenues for the three months ended March 31, 2009 grew $512 million, a 3% increase compared with the same period in 2008. Commercial Airplanes revenues increased by $393 million a 5% increase, due to higher new airplane deliveries partially offset by decreased commercial aviation support business. Integrated Defense Systems (IDS) revenues increased by $145 million due to increased volume in Global Services and Support (GS&S), more than offsetting decreases in Boeing Military Aircraft (BMA) and Network and Space Systems (N&SS). Boeing Capital Corporation (BCC) revenues decreased by $22 million primarily due to a decrease in the customer financing portfolio.

Earnings from Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Three months ended March 31
	2009	2008
Commercial Airplanes	$417	$983
Integrated Defense Systems	709	860
Boeing Capital Corporation	37	61
Other	(23)	(50)
Unallocated items and eliminations	(115)	(55)

Earnings from operations	$1,025	$1,799

Operating earnings for the three months ended March 31, 2009 decreased by $774 million compared with the same period in 2008. Commercial Airplanes earnings decreased by $566 million compared with the same period in 2008 as the reach forward loss on the 747 program grew by $347 million and margins were reduced on other programs, both primarily due to lower projected delivery pricing on all programs associated with lower industry escalation indices and lower planned future production rates on several programs, somewhat offset by refined cost estimates. Increased research and development expense and higher infrastructure costs allocations related to 2008 schedule delays and strike also contributed to Commercial Airplanes earnings decrease. IDS earnings decreased by $151 million compared with the same period in 2008 primarily due to lower earnings in the BMA and N&SS segments offsetting GS&S earnings growth. BCC operating earnings decreased $24 million due to lower revenues, higher impairment expense and a provision for losses partially offset by lower interest expense.

The most significant expense items not allocated to segments are shown in the table below.

(Dollars in millions)	Three months ended March 31
	2009	2008
Pension	$23	$(67)
Postretirement	(23)	(20)
Share-based plans	(57)	(30)
Deferred compensation	23	61
Other unallocated items and eliminations	(81)	1

Total	$(115)	$(55)

Other unallocated items and eliminations expense increased by $82 million in 2009 primarily due to timing of intercompany expense allocations and elimination of profit on intercompany items.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes.

We recorded net periodic benefit cost related to pensions and other postretirement benefits of $454 million and $283 million for the three months ended March 31, 2009 and 2008. The increase was primarily due to higher amortization pension actuarial losses. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.

Earnings from operations included the following amounts allocated to business segments and Other unallocated items and eliminations.

(Dollars in millions)	Pension		Other Postretirement Benefits
Three months ended March 31,	2009	2008	2009	2008
Net periodic benefit costs allocated to business segments	$(242)	$(124)	$(134)	$(117)
Net periodic benefit costs in Other unallocated items and eliminations	23	(67)	(23)	(20)

Net periodic benefit cost included in Earnings from operations	$(219)	$(191)	$(157)	$(137)

Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2009	2008
Earnings from operations	$1,025	$1,799
Other (loss)/income, net	(36)	100
Interest and debt expense	(57)	(46)

Earnings before income taxes	932	1,853
Income tax expense	(317)	(647)

Net earnings from continuing operations	$615	$1,206

Other income for the three months ended March 31, 2009 decreased $136 million compared with the same period in 2008 primarily driven by a reduction in investment income of approximately $100 million.

The effective tax rates were 34.0% and 34.9% for the three months ended March 31, 2009 and 2008. The first quarter 2009 tax provision reflects a projected 2009 annual tax rate of 31.0% and discrete first quarter 2009 charges of $27 million. The first quarter 2008 tax provision was based on an estimated 2008 annual tax rate of 35.2% and discrete first quarter 2008 benefits of $5 million. The decrease in the annual effective tax rate as compared with the prior year was primarily due to Research and Development tax credit benefits that exist in 2009, but did not exist in the first quarter of 2008, partially offset by a reduction in deferred tax assets resulting from lower projected state income tax rates due to legislative changes enacted in the first quarter of 2009.

For additional discussion related to Income Taxes see Note 3.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the three months ended March 31, 2009 was primarily due to deliveries in excess of orders for our 737, 747, 767 and 777 programs, changes in projected revenue escalation and cancellations of 787 orders.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the three months ended March 31, 2009 is primarily due to funding of existing multi-year contracts including the V-22, Future Combat Systems (FCS) and Chinook programs.

Segment Results of Operations

Commercial Airplanes

Business Environment and Trends

The world economy grew at an average 3.5% annual rate between 2004 and 2008 compared with the long-term trend rate of 3.2%. The global economy is now forecasted to contract in 2009.

The air transport industry incurred estimated losses of $8.5 billion in 2008 and is estimated to incur $4.7 billion of losses in 2009. Given recent financial market volatility and economic impacts, the near-term profit outlook for global airlines is uncertain. Forecasted airline losses in 2009 are concentrated outside the United States. Approximately 90% of our Commercial Airplanes’ backlog is destined for non-U.S. airlines.

Air cargo traffic is currently contracting. Air cargo traffic declined approximately 20% in the fourth quarter of 2008. Early 2009 reports show this rate continuing and even accelerating for some carriers. World trade in 2009 is forecasted to decline for the first time since 1982 indicating continued near-term contraction and suggesting that air cargo will contract for the second straight year in 2009.

These conditions may cause customers to request cancellations, modifications, or rescheduling of their existing orders to meet revised fleet plans. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, how much compensation is paid to us for costs already incurred and our ability to reschedule other orders to replace those canceled, modified, or rescheduled.

In April 2009, we announced a plan to reduce production rates on the 777 and to delay planned increases to 747 and 767 production rates in response to requests from customers. These changes are not expected to affect 2009 revenues but did reduce margins on airplane programs and increased the reach-forward loss on the 747 program. Separately, changes in escalation price indices during the three months ended March 31, 2009 also reduced margins on all programs and increased the reach-forward loss on the 747 program. The reduction in escalation indices had the effect of lowering estimated revenues for deliveries after 2009. The escalation indices are driven by commodity and other inflation price indices and could remain volatile in the current economic environment.

Operating Results

(Dollars in millions)	Three months ended March 31
	2009	2008
Revenues	$8,554	$8,161
Earnings from operations	$417	$983
Operating margins	4.9%	12.0%

(Dollars in millions)	March 31 2009	December 31 2008
Contractual backlog	$266,023	$278,575

Revenues

Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	Three months ended March 31, 2009 vs March 31, 2008
New airplane sales	$602
Commercial aviation services business	(203)
Other	(6)

Total	$393

Revenues for the three months ended March 31, 2009 increased by $393 million compared with the same period of 2008. This increase in revenue was primarily attributable to higher new airplane deliveries. The decrease in revenues from commercial aviation services business was driven by decreased passenger to freighter conversions.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	737	747	767	777	Total
Cumulative deliveries as of 3/31/2009	2,847	1,414	972	771
Deliveries during the first quarter of 2009	91	4	3	23	121
Cumulative deliveries as of 12/31/2008	2,756	1,410	969	748
Deliveries during the first quarter of 2008	87	4	3	21	115

Earnings from Operations

Earnings from operations for the three months ended March 31, 2009 decreased by $566 million and operating margins decreased by 7.1 percentage points to 4.9% compared with the same period of 2008. The reach forward loss on the 747 program grew by $347 million and margins were reduced on other programs, both primarily due to lower projected delivery pricing associated with the lower industry escalation indices and lower planned future production rates on the 747, 767 and 777 programs, somewhat offset by refined cost estimates. The escalation and production rate impact, together with warranty and other expenses drove reduced earnings on other programs of $135 million. Higher infrastructure cost allocations related to the 787 and 747-8 schedule delays announced in 2008 and infrastructure costs incurred during the 2008 IAM strike reduced earnings by $115 million. Lower commercial aviation services volume primarily due to fewer passenger to freighter conversions reduced earnings by $69 million. A $78 million increase in research and development costs was primarily due to lower supplier cost sharing payments. These decreases were offset by increased earnings of $178 million from new airplane deliveries.

Backlog

The decrease in contractual backlog during the three months ended March 31, 2009 compared with December 31, 2008 was due to deliveries in excess of orders for our 737, 747, 767 and 777 programs, changes in projected revenue escalation and cancellations of 787 orders.

A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted based upon changing revenue escalation assumptions and as changes to price and schedule are agreed to with customers.

Accounting Quantity

The accounting quantities, undelivered units under firm orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of cumulative firm orders were as follows:

	Program
As of 3/31/2009	737	747	767	777	787
Program accounting quantities	4,200	1,499	1,023	1,050	*
Undelivered units under firm orders[1]	2,203	110	67	331	878
Cumulative firm orders[2]	5,050	1,524	1,039	1,102

	Program
As of 12/31/2008	737	747	767	777	787
Program accounting quantities	4,200	1,499	1,023	1,050	*
Undelivered units under firm orders[1]	2,270	114	70	350	910
Cumulative firm orders[2]	5,026	1,524	1,039	1,098

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery, targeted for 2010.
[1]	Undelivered units are not adjusted for cancellations subsequent to March 31, 2009 and December 31, 2008.
[2]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Program There was no change in the accounting quantity for the 737 program during the three months ended March 31, 2009.

747 Program There was no change in the accounting quantity for the 747 program during the three months ended March 31, 2009. In the third quarter of 2008, we increased our cost estimates to incorporate the anticipated schedule delay and design changes and reduced margins on the 747 program to zero. We experienced further cost growth in the fourth quarter of 2008 and recorded a charge of $685 million to recognize a reach-forward loss. The charge was primarily related to higher than anticipated costs due to late changes to wing design which drove new load requirements into the fuselage and created other statement of work changes for our suppliers. Design and load changes also reduced commonality with the 747-400 and resulted in increased costs for components and systems. Higher pension costs, infrastructure cost shifts, delays in transitioning certain components to suppliers and higher internal production costs also increased cost estimates. During the first quarter of 2009, an additional charge of $347 million was recorded. This charge was primarily caused by a reduction in projected delivery price increases associated with escalation and production rate changes. Delivery of the first 747-8 Freighter is targeted for the third quarter of 2010. Targeted delivery of the 747-8 Intercontinental has moved from the second quarter of 2011 to the fourth quarter of 2011. A gap between when the last 747-400 is produced and the first 747-8 is delivered will contribute to lower 747 program revenues until deliveries of the 747-8 begin. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, this remains a development program, with the associated inherent risks.

767 Program There was no change in the accounting quantity for the 767 program during the three months ended March 31, 2009. In April 2009, we announced a delay in previous plans to increase production.

777 Program There was no change in the accounting quantity for the 777 program during the three months ended March 31, 2009. Delivery of the first 777 Freighter occurred in February 2009. In April 2009, we announced that we will lower the production rate on our 777 airplane program, affecting deliveries beginning in June 2010.

787 Program We are in the final stages of assembly of the initial airplanes and planning for flight test. The risks that are always inherent in the latter stages of new airplane program production remain. We continue to address challenges associated with assembly of the first few airplanes, including management of our extended global supply chain, completion and integration of traveled work, weight and systems integration. We are also continuing efforts to satisfy customer mission and performance needs in light of the anticipated weight of their respective aircraft. First flight of the 787-8 is targeted for the second quarter of 2009 with delivery in the first quarter of 2010. The schedule reflects the cumulative impacts of disruption caused by the 2008 IAM strike, the requirement to replace certain fasteners in early production airplanes, as well as the impact from the challenges mentioned above. We continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including delivery delays and supplier assertions associated with such changes. A number of our customers have contractual remedies that may be implicated by our revised plan for the 787. We continue to address customer claims and requests for other contractual relief as they arise.

Additional Considerations

In 2008, we announced delays and challenges on the 787 and 747-8 programs. In addition, we recorded reach-forward losses on the 747 program in 2008 and 2009. These events highlight the risks that are always inherent in new airplane programs and new derivative airplanes. Costs related to development of new programs and derivative airplanes are generally expensed as incurred. Costs to produce new aircraft are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs and require extensive coordination and integration with supplier partners. As technical or quality issues arise, we may experience schedule delays and higher costs to complete new programs and derivative aircraft. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. Both of these factors may ultimately result in a material charge if the program has or is determined to have a reach forward loss. Changes to estimates of the program accounting quantity, production costs and rates, learning curve, costs of derivatives, customer negotiations/settlements, supplier claims and certification issues could also result in lower margins or reach-forward losses. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Integrated Defense Systems

Business Environment and Trends

In April 2009, the U.S. Department of Defense announced changes it is recommending for inclusion in the fiscal year 2010 budget that the White House submits to Congress. These changes if included in the budget and then approved by Congress could reduce future funding for a number of our programs including C-17, FCS, and F-22 Raptor. We will continue to evaluate the defense budget as it progresses through Congress.

IDS Realignment

Effective January 1, 2009, certain programs were realigned between IDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 13.

Operating Results

(Dollars in millions)	Three months ended March 31
	2009	2008
Revenues	$7,720	$7,575
Earnings from operations	$709	$860
Operating margins	9.2%	11.4%

(Dollars in millions)	March 31 2009	December 31 2008
Contractual backlog	$48,695	$45,285
Unobligated backlog	24,312	27,719

Revenues

IDS revenues for the three months ended March 31, 2009 increased by $145 million, a 2% increase from the same period in 2008. The increase was due to increased volume in GS&S, offset by decreases in BMA and N&SS.

Earnings from Operations

IDS operating earnings for the three months ended March 31, 2009 decreased $151 million and operating margins decreased 2.2% to 9.2% when compared to the same period in 2008. The decreased margin was due to lower margins in all three segments.

Backlog

IDS total backlog was $73,007 million at March 31, 2009, virtually unchanged from $73,004 million at December 31, 2008.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Airborne Laser, EA-18G, Family of Beyond Line-of-Sight Terminals, FCS, Ground-based Midcourse Defense (GMD), Joint Tactical Radio System, P-8A and Proprietary programs.

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

Boeing Military Aircraft

Operating Results

(Dollars in millions)	Three months ended March 31
	2009	2008
Revenues	$3,010	$3,202
Earnings from operations	$282	$384
Operating margins	9.4%	12.0%

(Dollars in millions)	March 31 2009	December 31 2008
Contractual backlog	$28,157	$25,710
Unobligated backlog	8,274	10,048

Revenues

BMA revenues for the three months ended March 31, 2009 decreased by $192 million, a 6% decrease compared with the same period in 2008. The decrease is due to one less International KC-767 Tanker delivery in 2009 compared to 2008, a change in delivery mix, and lower volume on several global strike aircraft and weapons programs partially offset by higher rotorcraft deliveries.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Three months ended March 31
	2009	2008
F/A-18 Models	10	10
T-45TS Goshawk	2	1
F-15E Eagle	4	4
C-17 Globemaster	3	3
KC-767 Tanker	1	2
AH-64 Apache	5
CH-47 Chinook		2

Total new-build production aircraft	25	22

Earnings from Operations

BMA operating earnings for the three months ended March 31, 2009 decreased by $102 million, a 27% decrease from the same period in 2008. The decrease is primarily due to lower volume and a change in delivery mix.

Backlog

BMA total backlog was $36,431 million at March 31, 2009, an increase of 2% from December 31, 2008, primarily due to the U.S. Air Force (USAF) order for 15 C-17 aircraft.

Additional Considerations

Items which could have a future impact on BMA operations include the following:

AEW&C During 2006, we recorded charges of $770 million and during the second quarter of 2008, we recorded a charge of $248 million related to revised cost and revenue estimates to complete the AEW&C programs in Australia and Turkey. The 2008 charge, primarily related to our program in Australia, was due to subsystem development issues on the electronic warfare and ground support systems and the additional time required for integration testing. These factors required a revised delivery schedule for the Australian aircraft. These delays are not expected to affect delivery schedules to our other AEW&C customers. The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of a 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle and Peace Eye include four aircraft each. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed.

International KC-767 Tanker Program During 2008 and 2007, the BMA segment recorded charges of $85 million and $152 million related to this program. The 2007 charge was partially offset at the consolidated level. The International KC-767 Tanker program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. As of March 31, 2009, we delivered three tankers to Japan. These programs are ongoing, and while we believe the revenue and cost estimates incorporated in the financial statements are appropriate, the technical complexity of the programs creates financial risk as additional completion and development costs may be necessary or remaining scheduled delivery dates could be delayed.

C-17 As of March 31, 2009, we delivered 185 of the 205 C-17 aircraft ordered by the USAF, with final deliveries scheduled for 2010. The 205 C-17 aircraft total includes the Fiscal Year 2008 order for 15 aircraft that the USAF placed on contract in February 2009. Our backlog at March 31, 2009 also includes international orders for 2 C-17 aircraft. In April 2008, we directed key suppliers to begin work on 15 aircraft beyond the 205 to support potential Fiscal Year 2009 (FY09) orders and anticipated international orders. The National Defense Authorization Act signed into law by the previous administration authorizes the procurement of six C-17s in FY09. However, funding would need to be addressed in a future defense appropriations bill and decisions regarding the government’s need for additional C-17s beyond the 205 ordered have yet to be made. There continues to be substantial interest in purchasing additional C-17 aircraft from international customers. Inventory expenditures and potential termination liabilities to suppliers totaled approximately $180 million at March 31, 2009. Should additional orders not materialize, it is reasonably possible that we will decide in 2009 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond the 205 ordered by the USAF.

Network and Space Systems

Operating Results

(Dollars in millions)	Three months ended March 31
	2009	2008
Revenues	$2,678	$2,694
Earnings from operations	$207	$267
Operating margins	7.7%	9.9%

(Dollars in millions)	March 31 2009	December 31 2008
Contractual backlog	$8,907	$8,868
Unobligated backlog	15,267	16,981

Revenues

N&SS revenues for the three months ended March 31, 2009 decreased by $16 million, a decrease of less than 1% compared with the same period in 2008

Earnings from Operations

N&SS operating earnings for the three months ended March 31, 2009 decreased by $60 million, a 22% decrease compared with the same period in 2008. The decrease is partially due to a favorable settlement in 2008 on a civil satellite program and lower earnings on our ULA joint venture in 2009.

Backlog

N&SS total backlog was $24,174 million at March 31, 2009, a decrease of 6% from December 31, 2008 primarily due to revenues recognized on FCS and GMD programs.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

United Launch Alliance On December 1, 2006, we completed the transaction with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance L.L.C. (ULA). ULA combines the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. In connection with the transaction, we initially contributed net assets of $914 million at December 1, 2006. The book value of our investment exceeds our proportionate share of ULA’s net assets. This difference will be expensed ratably in future years. Based on the adjusted contributions and the conformed accounting policies established by ULA, this amortization is expected to be approximately $15 million annually for the next 15 years.

In connection with the formation of ULA, we and Lockheed each committed to provide up to $25 million in additional capital contributions through June 2009 and we each have agreed to extend a line of credit to ULA of up to $200 million to support its working capital requirements during the 5 year period following December 1, 2006. We and Lockheed transferred performance responsibility for certain U.S. government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government. We and Lockheed have also each committed to provide ULA with up to $100 million of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4.

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability of $1,360 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has sold $781 million of inventories that were contributed by us. As part of its integration, ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $90 million.

We agreed to indemnify ULA in the event ULA is unable to obtain re-pricing of certain contracts which we contributed to ULA and to which we believe ULA is entitled. We will be responsible for any shortfall and may record up to $388 million in pre-tax losses related to these contracts.

Sea Launch The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers.

We issued credit guarantees to creditors of the Sea Launch venture to assist it in obtaining financing and other support. In the event we are required to perform on these guarantees, we believe we can recover a portion of the cost (estimated at $271 million) through guarantees from the other venture partners. We have also made loans directly to Sea Launch in the past. In the event that Sea Launch is unable to repay those loans, we believe we can recover a portion of the cost (estimated at $206 million) from the other venture partners. The components of this exposure are as follows:

(Dollars in millions)	Estimated Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Estimated Net Exposure
Credit guarantees	$451	$180	$271
Partner loans (principal and interest)	516	310	206
Trade receivable from Sea Launch	393	393
Subcontract termination	10			$10
Other receivables and Inventory	68	41		27

	$1,438	$924	$477	$37

The venture has incurred losses during the quarter ended March 31, 2009, and the year ended December 31, 2008 and continues to operate in a challenging business environment. During the quarter ended March 31, 2009, an arbitration panel issued a final award of approximately $52 million to a Sea Launch customer in connection with a terminated launch contract. The terms of payment of the award are being discussed.

We made no cash capital contributions to the Sea Launch venture during the quarter ended March 31, 2009 and we are not obligated to provide any further financial support to the venture. However, in the event that we do extend additional financial support to Sea Launch in the future, we will recognize losses associated with any such financial support as appropriate. Approximately $250 million of Sea Launch’s bank loans mature during the second quarter of 2009. In connection with a possible refinancing of this amount, Boeing will likely be called upon to renew its credit guarantee to Sea Launch lenders. If Sea Launch is unable to repay this amount or obtain refinancing, Boeing may be required to perform on the existing credit guarantee. The failure to repay or refinance this amount would cause a cross default under Sea Launch’s other external debt of approximately $200 million.

In the event Sea Launch is unable to refinance its debt or meet its other obligations and we are unable to recover the estimated proceeds from recourse to the other venture partners, we could be required to pay up to $451 million under credit guarantees, which could result in charges of up to $514 million.

We continue to look at alternatives to address funding requirements for the venture.

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) in Note 12 Legal Proceedings.

Global Services and Support

Operating Results

(Dollars in millions)	Three months ended March 31
	2009	2008
Revenues	$2,032	$1,679
Earnings from operations	$220	$209
Operating margins	10.8%	12.4%

(Dollars in millions)	March 31 2009	December 31 2008
Contractual backlog	$11,631	$10,707
Unobligated backlog	771	690

Revenues

GS&S revenues for the three months ended March 31, 2009 increased by $353 million, a 21% increase compared with the same period in 2008. The increase was due to increased volume in the Integrated Logistics (IL), Training Systems and Services, and the Maintenance, Modifications and Upgrades divisions.

Earnings from Operations

GS&S operating earnings for the three months ended March 31, 2009 increased $11 million when compared with the same period in 2008 reflecting higher revenues partially offset by lower operating margins. Lower operating margins on several programs in the IL division and changes in the contract mix reduced the overall GS&S margin by 1.6% to 10.8%.

Backlog

GS&S total backlog was $12,402 million at March 31, 2009, an increase of 9% from December 31, 2008, primarily due to increases in IL and International Business Operations.

Boeing Capital Corporation

Operating Results

(Dollars in millions)	Three months ended March 31
	2009	2008
Revenues	$163	$185
Earnings from operations	$37	$61
Operating margins	23%	33%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the three months ended March 31, 2009, decreased $22 million when compared with the same period in 2008 primarily due to lower operating lease income resulting from a smaller portfolio of equipment under operating leases.

Operating Earnings

BCC’s operating earnings are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the three months ended March 31, 2009 decreased by $24 million due to lower revenues, higher impairment expense and a provision for losses partially offset by lower interest expense.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2009	December 31 2008
BCC customer financing and investment portfolio	$6,014	$6,023
Valuation allowance as a % of total receivables	2.2%	2.1%
Debt	$3,580	$3,652
Debt-to-equity ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at March 31, 2009 decreased from December 31, 2008 due to normal portfolio run-off partially offset by the origination of notes receivable. At March 31, 2009 and December 31, 2008, BCC had $584 million and $685 million of assets that were held for sale or re-lease, of which $577 million and $305 million had firm contracts to be sold or placed on lease. In March 2009, Mexicana Group committed to lease 25 717 aircraft, including two of which were placed on lease and 14 that were held for sale or re-lease at March 2009. Additionally, aircraft subject to leases with a carrying value of approximately $269 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $63 million of these aircraft were committed at March 31, 2009.

Restructurings and Restructuring Requests

At March 31, 2009, BCC had received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value and market rental rates of the returned aircraft.

Other Segment

(Dollars in millions)	Three months ended March 31
	2009	2008
Revenues	$39	$75
Earnings from operations	(23)	(50)

Revenues for the three months ended March 31, 2009 decreased by $36 million compared with the same period of 2008 primarily due to the sale of a C-17 aircraft in 2008 held under operating lease. Other segment losses for three months ended March 31, 2009 decreased by $27 million compared with the same period of 2008 primarily due to lower unallocated costs for certain shared services.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2009	2008
Net earnings	$610	$1,211
Non-cash items	545	408
Changes in working capital	(962)	314

Net cash provided by operating activities	193	1,933
Net cash (used)/provided by investing activities	(598)	137
Net cash provided/(used) by financing activities	1,391	(1,433)
Effect of exchange rate changes on cash and cash equivalents	(17)	28

Net increase in cash and cash equivalents	969	665
Cash and cash equivalents at beginning of year	3,268	7,042

Cash and cash equivalents at end of period	$4,237	$7,707

Operating Activities Net cash provided by operating activities decreased by $1,740 million to $193 million during the three months ended March 31, 2009, primarily due to lower earnings and higher net working capital in 2009. The net working capital increase was driven by decreases in customer advances for commercial aircraft and an increase in receivables from our U.S. government customers. In the corresponding period in 2008, we contributed $506 million to our U.S. pension plans.

Investing Activities Cash used by investing activities totaled $598 million during the three months ended March 31, 2009 compared with $137 million provided during the same period in 2008, largely due to proceeds from our investments during the three months ended March 31, 2008.

Financing Activities Cash provided by financing activities totaled $1,391 million during the three months ended March 31, 2009 compared with $1,433 million used during the three months ended March 31, 2008, primarily due to a decrease in common shares repurchased of $1,108 million and proceeds from borrowings of $1,827 million in 2009. There were no debt issuances during the three months ended March 31, 2008.

During the three months ended March 31, 2009, we repaid $71 million of debt, including scheduled repayments of $66 million of debt held at BCC. The recorded balance of debt as of March 31, 2009 was $9,272 million, of which $530 million was classified as short-term. This includes $3,580 million of debt recorded at BCC, of which $498 million was classified as short-term.

During the three months ended March 31, 2009, we repurchased 1,173,152 shares at an average price of $42.94 in our open market share repurchase program and 339,132 shares in stock swaps. During the three months ended March 31, 2008, we repurchased 15,553,535 shares at an average price of $79.69 in our open market share repurchase program and 1,258 shares in stock swaps. Cash used for treasury share repurchases was $50 million for the three months ended March 31, 2009, compared with $1,158 million for the same period in 2008.

Credit Ratings Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A+

Short-term:
Boeing/BCC	F1	P-1	A-1

On January 29, 2009 Standard & Poor’s (S&P) confirmed Boeing’s and BCC’s A+ credit rating but changed its outlook from stable to negative, citing the challenging commercial aviation environment. On April 10, 2009, S&P placed Boeing’s and BCC’s A+ credit rating on credit watch with negative implications. The rating for short-term borrowing was reaffirmed at A-1. S&P indicated in its April 10, 2009 announcement that they expect any lowering of the long-term ratings in connection with the credit watch placement would likely be limited to one notch, which would be to an ‘A’ rating.

Capital Resources We believe we have substantial borrowing capability. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of March 31, 2009, neither we nor BCC had any outstanding commercial paper issuances. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings in 2009. BCC has a $5,000 million shelf registration statement that was declared effective on November 12, 2008 under which it may offer debt securities.

In March 2009, our Board of Directors authorized debt financings of up to $3,000 million. Pursuant to the authorization, on March 9, 2009, we filed a public shelf registration with the U.S. Securities and Exchange Commission for the issuance of debt securities and common stock. On March 13, 2009, we issued notes totaling $1,850 million under the registration statement. The net proceeds after deducting the discount, underwriting fees and issuance costs were $1,817 million.

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

We have negative Shareholders’ equity as a result of the remeasurement of our pension assets and obligations as of December 31, 2008. We do not expect negative Shareholders’ equity to affect our ability to pay dividends or comply with debt covenants. However, additional deterioration in the funded status of our pension plans may result in additional contributions to those plans.

As of March 31, 2009, we continue to be in full compliance with all covenants contained in our debt agreements.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 6.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 12, including our contesting the default termination of the A-12 aircraft, employment and benefits litigation brought by several of our employees, and litigation/arbitration involving BSSI.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $716 million at March 31, 2009. For additional information, see Note 5.

Income Taxes We have recorded a net liability of $1,413 million at March 31, 2009 for uncertain tax positions. For further discussion of income taxes, see Note 3.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2008.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of March 31, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 12 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

Certain developments in various legal proceedings that occurred in the first quarter of 2009 were previously disclosed in our Annual Report on Form 10-K for the year ended December  31, 2008.

Item 1A. Risk Factors

Certain risks described below update the risk factors in Part 1, Item 1A. Risk Factors in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

We depend heavily upon commercial customers, our suppliers and the worldwide market, which are subject to unique risks.

Market conditions have a significant impact on our ability to sell aircraft into the future. The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger and cargo traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability, both in developed and emerging countries. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes, price and other competitive factors.

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns.

Many of our contracts in IDS and most of our contracts in Commercial Airplanes are contracted on a fixed-price basis. Approximately 50% of IDS revenues are generated from fixed-price contracts. Commercial jet aircraft are normally sold on a firm fixed-price basis with an indexed price escalation clause. These escalation clauses account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns and changes in escalation. If the initial estimates we use to calculate the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts have specific provisions relating to cost, schedule, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. These programs have risk for reach-forward losses if our estimated costs exceed our estimated price.

Fixed-price development work inherently has more uncertainty than production contracts and, therefore, more variability in estimates of the cost to complete the work. Many of these development programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and higher costs to complete. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. Both of these factors may ultimately result in a material charge if the program has or is determined to have a reach forward loss. Successful performance depends on our ability to meet production specifications and delivery rates. If we are unable to perform and deliver to contract requirements, our contract price could be reduced through the incorporation of liquidated damages, termination of the contract for default, or other financially significant exposure. Management uses its best judgment to estimate the cost to perform the work, the price we will eventually be paid and, in the case of commercial programs, the number of units to include in the initial accounting quantity. While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either upward or downward adjustments to those estimates. Changes to estimates of the program accounting quantity, production costs and rates, learning curve, costs of derivatives, customer negotiations/settlements, supplier claims and certification issues could also result in lower margins or reach-forward losses. For example, in 2006 and in second quarter 2008, we recorded charges of $770 million and $248 million, respectively, on our AEW&C program due to schedule delays and higher cost estimates. In 2008, we recorded a charge of $685 million for a reach-forward loss on our 747 program as a result of schedule delays and higher cost estimates associated with the development of the 747-8 freighter and passenger derivative aircraft. In the first quarter of 2009, we recorded a charge of $347 million for a reach-forward loss on our 747 program primarily caused by a reduction in projected delivery price increases associated with escalation and production rate changes. We may continue to experience technical and quality issues requiring further delays in schedule or revisions to our cost estimates. Examples of significant IDS fixed-price development contracts include International KC-767 Tankers, commercial and military satellites, Vigilare and High Frequency Modernisation. Examples of significant Commercial Airplanes development programs include the 787 and 747-8.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended March 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs(2)
1/1/2009 thru 1/31/2009	1,495,026	$42.94	1,173,152	$3,610
2/1/2009 thru 2/28/2009	2,511	$44.17		$3,610
3/1/2009 thru 3/31/2009	14,747	$32.22		$3,610

TOTAL	1,512,284	$42.84	1,173,152

(1)

We repurchased an aggregate of 1,173,152 shares of our common stock in the open market pursuant to our repurchase program. Outside of the repurchase program, we purchased an aggregate of 339,132 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Exhibits

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

(10)	Material Contracts.

(i)	Notice of Terms of Restricted Stock Units dated February 23, 2009 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2009).

(ii)	Notice of Terms of Restricted Stock Units for certain executive officers dated February 23, 2009

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31)(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 21, 2009	/s/ Robert J. Pasterick
(Date)	Robert J. Pasterick
Vice President Finance & Corporate Controller (Chief Accounting Officer)