Form 10-Q
period 2009-06-30
BOEING CO
filed 2009-07-22
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 17, 2009, there were 726,432,299 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 29 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2009

Part I. Financial Information

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Sales of products	$28,131	$27,986	$14,296	$14,298
Sales of services	5,525	4,966	2,858	2,664

Total revenues	33,656	32,952	17,154	16,962

Cost of products	(23,159)	(22,425)	(11,580)	(11,637)
Cost of services	(4,303)	(4,003)	(2,184)	(2,248)
Boeing Capital Corporation interest expense	(90)	(119)	(43)	(57)

Total costs and expenses	(27,552)	(26,547)	(13,807)	(13,942)

	6,104	6,405	3,347	3,020
Income from operating investments, net	102	123	70	65
General and administrative expense	(1,716)	(1,610)	(925)	(835)
Research and development expense, net	(1,930)	(1,874)	(960)	(1,005)
(Loss)/gain on dispositions, net	(6)	2	(3)	2

Earnings from operations	2,554	3,046	1,529	1,247
Other income, net	11	202	47	102
Interest and debt expense	(137)	(96)	(80)	(50)

Earnings before income taxes	2,428	3,152	1,496	1,299
Income tax expense	(816)	(1,095)	(499)	(448)

Net earnings from continuing operations	1,612	2,057	997	851
Net (loss)/gain on disposal of discontinued operations, net of taxes of $3, ($4), $0 and ($1)	(4)	6	1	1

Net earnings	$1,608	$2,063	$998	$852

Basic earnings per share from continuing operations	$2.29	$2.82	$1.42	$1.18
Net (loss)/gain on disposal of discontinued operations, net of taxes	(0.01)	0.01

Basic earnings per share	$2.28	$2.83	$1.42	$1.18

Diluted earnings per share from continuing operations	$2.28	$2.78	$1.41	$1.16
Net (loss)/gain on disposal of discontinued operations, net of taxes	(0.01)	0.01

Diluted earnings per share	$2.27	$2.79	$1.41	$1.16

Cash dividends paid per share	$0.84	$0.80	$0.42	$0.40

Weighted average diluted shares (millions)	707.8	740.0	707.4	732.8

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	June 30 2009	December 31 2008
Assets
Cash and cash equivalents	$4,599	$3,268
Short-term investments	171	11
Accounts receivable, net	6,588	5,602
Current portion of customer financing, net	463	425
Deferred income taxes	1,099	1,046
Inventories, net of advances and progress billings	17,200	15,612

Total current assets	30,120	25,964
Customer financing, net	5,969	5,857
Property, plant and equipment, net of accumulated depreciation of $12,534 and $12,280	8,808	8,762
Goodwill	3,688	3,647
Other acquired intangibles, net	2,727	2,685
Deferred income taxes	3,858	4,114
Investments	1,188	1,328
Pension plan assets, net	21	16
Other assets, net of accumulated amortization of $474 and $400	1,333	1,406

Total assets	$57,712	$53,779

Liabilities and shareholders’ equity
Accounts payable	$6,664	$5,871
Other accrued liabilities	11,821	11,564
Advances and billings in excess of related costs	11,717	12,737
Income taxes payable	654	41
Short-term debt and current portion of long-term debt	416	560

Total current liabilities	31,272	30,773
Accrued retiree health care	7,336	7,322
Accrued pension plan liability, net	8,553	8,383
Non-current income taxes payable	1,182	1,154
Other long-term liabilities	335	337
Long-term debt	8,700	6,952
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized; shares issued – 1,012,261,159 and 1,012,261,159 shares	5,061	5,061
Additional paid-in capital	3,561	3,456
Treasury shares, at cost – 285,882,820 and 285,661,944 shares	(17,741)	(17,758)
Retained earnings	23,668	22,675
Accumulated other comprehensive loss	(13,120)	(13,525)
ShareValue Trust shares – 29,089,996 and 28,460,769	(1,249)	(1,203)

Total Boeing shareholders’ equity	180	(1,294)
Noncontrolling interest	154	152

Total shareholders’ equity	334	(1,142)

Total liabilities and shareholders’ equity	$57,712	$53,779

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Six months ended June 30
	2009	2008
Cash flows – operating activities:
Net earnings	$1,608	$2,063
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	121	98
Depreciation	666	643
Amortization of other acquired intangibles	99	81
Amortization of debt discount/premium and issuance costs	4	4
Investment/asset impairment charges, net	50
Customer financing valuation provision	12	80
Loss/(gain) on disposal of discontinued operations	7	(10)
Loss/(gain) on dispositions, net	6	(2)
Other charges and credits, net	78	78
Excess tax benefits from share-based payment arrangements	(5)	(45)
Changes in assets and liabilities –
Accounts receivable	(1,215)	(129)
Inventories, net of advances and progress billings	(1,593)	(649)
Accounts payable	804	1,022
Other accrued liabilities	262	(406)
Advances and billings in excess of related costs	(1,030)	(1,166)
Income taxes receivable, payable and deferred	921	275
Other long-term liabilities	(20)	(149)
Pension and other postretirement plans	586	(281)
Customer financing, net	(262)	278
Other	95	(103)

Net cash provided by operating activities	1,194	1,682

Cash flows – investing activities:
Property, plant and equipment additions	(736)	(807)
Property, plant and equipment reductions	23	16
Acquisitions, net of cash acquired	(47)	(94)
Contributions to investments	(372)	(5,606)
Proceeds from investments	286	6,238
Purchase of distribution rights		(148)

Net cash used by investing activities	(846)	(401)

Cash flows – financing activities:
New borrowings	1,843	5
Debt repayments	(218)	(154)
Stock options exercised, other	7	41
Excess tax benefits from share-based payment arrangements	5	45
Employee taxes on certain share-based payment arrangements	(17)
Common shares repurchased	(50)	(2,064)
Dividends paid	(610)	(606)

Net cash provided/(used) by financing activities	960	(2,733)

Effect of exchange rate changes on cash and cash equivalents	23	29

Net increase/(decrease) in cash and cash equivalents	1,331	(1,423)
Cash and cash equivalents at beginning of year	3,268	7,042

Cash and cash equivalents at end of period	$4,599	$5,619

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2008	$5,061	$4,757	($14,842)	($2,752)	$21,376	($4,596)	$74	$9,078

Net earnings					2,672		(2)	2,670
Unrealized loss on derivative instruments, net of tax of $93						(159)		(159)
Unrealized loss on certain investments, net of tax of $61						(121)		(121)
Reclassification adjustment for losses realized in net earnings, net of tax of $(2)						4		4
Currency translation adjustment						(180)		(180)
Postretirement liability adjustment, net of tax of $(4,883)						(8,565)		(8,565)

Comprehensive expense								(6,351)

Share-based compensation and related dividend equivalents		243			(8)			235
ShareValue Trust activity		(1,540)		1,452				(88)
Excess tax pools		99						99
Treasury shares issued for stock options exercised, net		(9)	53					44
Treasury shares issued for other share-based plans, net		(94)	65					(29)
Treasury shares repurchased			(2,937)					(2,937)
Treasury shares transfer			(97)	97
Cash dividends declared ($1.62 per share)					(1,187)			(1,187)
SFAS 158 transition amount, net of tax of $50					(178)	92		(86)
Increase in noncontrolling interest							80	80

Balance December 31, 2008	$5,061	$3,456	($17,758)	($1,203)	$22,675	($13,525)	$152	($1,142)

Net earnings					1,608		2	1,610
Unrealized gain on derivative instruments, net of tax of ($45)						79		79
Unrealized gain on certain investments, net of tax of ($8)						12		12
Currency translation adjustment						82		82
Postretirement liability adjustment, net of tax of $(152)						232		232

Comprehensive income								2,015

Share-based compensation and related dividend equivalents		124						124
ShareValue Trust activity		46		(46)
Excess tax pools		1						1
Treasury shares issued for stock options exercised, net		(3)	11					8
Treasury shares issued for other share-based plans, net		(63)	56					(7)
Treasury shares repurchased			(50)					(50)
Dividends related to share-based plans payout					(5)			(5)
Cash dividends declared ($0.84 per share)					(610)			(610)

Balance June 30, 2009	$5,061	$3,561	($17,741)	($1,249)	$23,668	($13,120)	$154	$334

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Revenues:
Commercial Airplanes	$16,985	$16,728	$8,431	$8,567
Integrated Defense Systems:
Boeing Military Aircraft	6,373	6,467	3,363	3,265
Network and Space Systems	5,781	5,498	3,103	2,804
Global Services and Support	4,216	3,544	2,184	1,865

Total Integrated Defense Systems	16,370	15,509	8,650	7,934
Boeing Capital Corporation	330	364	167	179
Other	74	227	35	152
Unallocated items and eliminations	(103)	124	(129)	130

Total revenues	$33,656	$32,952	$17,154	$16,962

Earnings from operations:
Commercial Airplanes	$1,234	$1,760	$817	$777
Integrated Defense Systems:
Boeing Military Aircraft	674	541	392	157
Network and Space Systems	446	504	239	237
Global Services and Support	465	452	245	243

Total Integrated Defense Systems	1,585	1,497	876	637
Boeing Capital Corporation	73	106	36	45
Other	(69)	(185)	(46)	(135)
Unallocated items and eliminations	(269)	(132)	(154)	(77)

Earnings from operations	2,554	3,046	1,529	1,247
Other income, net	11	202	47	102
Interest and debt expense	(137)	(96)	(80)	(50)

Earnings before income taxes	2,428	3,152	1,496	1,299
Income tax expense	(816)	(1,095)	(499)	(448)

Net earnings from continuing operations	1,612	2,057	997	851
Net (loss)/gain on disposal of discontinued operations, net of taxes of $3, ($4), $0 and ($1)	(4)	6	1	1

Net earnings	$1,608	$2,063	$998	$852

Research and development expense, net:
Commercial Airplanes	$1,370	$1,403	$659	$770
Integrated Defense Systems:
Boeing Military Aircraft	287	240	157	115
Network and Space Systems	185	154	99	78
Global Services and Support	84	75	50	41

Total Integrated Defense Systems	556	469	306	234
Other	4	2	(5)	1

Total research and development expense, net	$1,930	$1,874	$960	$1,005

This information is an integral part of the Notes to Condensed Consolidated Financial Statements. See Note 14 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. We have evaluated subsequent events through July 22, 2009, which is the date that these financial statements were issued. The results of operations for the period ended June 30, 2009, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2008 Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current period’s presentation. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160, which was retrospectively applied, requires the noncontrolling interest to be separately presented as a component of shareholders’ equity on the Condensed Consolidated Statements of Financial Position and Shareholders’ Equity.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share are as follows:

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Weighted average shares outstanding	701.7	723.7	701.3	717.4
Participating securities	3.5	8.4	3.8	8.3

Basic weighted average shares outstanding	705.2	732.1	705.1	725.7
Dilutive potential common shares	2.6	7.9	2.3	7.1

Diluted weighted average shares outstanding	707.8	740.0	707.4	732.8

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

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Stock options	17.7	9.5	24.8	11.2
ShareValue Trust	13.0	12.6	13.0	12.6
Performance Awards	4.8	5.3	4.8	5.3
Performance Shares	0.8	0.7	0.8	0.7
Stock units	0.3		0.3

Note 3 – Income Taxes

The effective tax rates were 33.6% and 33.4% for the six and three months ended June 30, 2009 and 34.7% and 34.5% for the same periods in the prior year. The decrease in the effective tax rates was primarily due to Research and Development tax credit benefits that exist in 2009, but did not exist as of the second quarter of 2008, partially offset by state income tax charges.

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

Note 4 – Inventories

Inventories consisted of the following:

	June 30 2009	December 31 2008
Long-term contracts in progress	$14,965	$14,051
Commercial aircraft programs[1]	19,203	19,309
Commercial spare parts, used aircraft, general stock materials and other	4,688	4,340

	38,856	37,700
Less advances and progress billings	(21,656)	(22,088)

	$17,200	$15,612

[1]

Includes deferred production costs related to the 777 program of $843 and $1,223 and unamortized tooling related to the 777 program of $220 and $255 as of June 30, 2009 and December 31, 2008. Also includes work in process (including deferred production costs), supplier advances, and tooling and other non-recurring costs related to the 787 program of $4,381, $2,614 and $866 as of June 30, 2009 and $3,021, $2,548 and $755 as of December 31, 2008.

Delta launch program inventories that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021 are included in long-term contracts in progress inventories. At June 30, 2009 and December 31, 2008, the inventory balance was $1,822, of which, $1,114 relates to yet unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $90. See Note 7.

Inventories included $235 subject to claims or other uncertainties relating to the A-12 program as of June 30, 2009 and December 31, 2008. See Note 13.

Note 5 – Investments

Our investments, which are recorded in Short-term investments or Investments, consisted of the following:

	June 30 2009	December 31 2008
Time deposits	$150
Available-for-sale investments	277	$352
Equity method investments	906	942
Other investments	26	45

Total investments	$1,359	$1,339

Available-For-Sale Investments

Our investments in available-for-sale debt and equity securities consisted of the following:

	June 30, 2009				December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt:
Residential mortgage-backed securities	$237		$(53)	$184	$285		$(89)	$196
Other debt obligations	90		(7)	83	172		(16)	156
Equity	21		(11)	10

Total	$348		$(71)	$277	$457		$(105)	$352

Debt securities that have been in a continuous unrealized loss position for 12 months or longer are as follows:

	June 30, 2009		December 31, 2008
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$146	$(48)	$28	$(14)
Other debt obligations	29	(7)	21	(6)

Total	$175	$(55)	$49	$(20)

We believe that the unrealized losses, other than those included in the table below, are not other-than-temporary. The unrealized losses are driven by market illiquidity that has caused price deterioration. We used analytic tools to assess the fundamentals of these securities to identify their individual sources of risk and potential for other-than-temporary impairment. Our assessment includes review of current market liquidity, interest rate risk, extension risk, credit rating downgrades and credit default swap spreads, as well as analysis of performance of the underlying collateral. We do not have a foreseeable need to liquidate the portfolio and anticipate recovering the full cost of the securities either as market conditions improve, or as the securities mature.

Other-than-temporary impairment losses recognized in Net earnings, related to available-for-sale investments, were as follows for the three months ended June 30, 2009:

Total gross unrealized losses on other-than-temporarily impaired securities	$(51)
Portion of losses recognized in other comprehensive loss (before taxes)	40

Net other-than-temporary-impairment losses recognized in Net earnings	$(11)

The net other-than-temporary impairment losses recognized in earnings relate to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The credit loss, which relates to certain residential mortgage-backed securities and certain other debt obligations, was determined through an income approach using prepayment speeds, default rates and default severity percentages as significant inputs. The amount of credit losses recognized in retained earnings at March 31, 2009 was not material.

Gross realized gains and losses on available-for-sale investment securities was not material for the six and three months ended June 30, 2009 and 2008.

The contractual maturities of available-for-sale debt securities at June 30, 2009, were as follows:

	Cost	Fair Value
Due in 1 year or less	$21	$21
Due from 1 to 5 years	57	52
Due from 5 to 10 years	2	1
Due after 10 years	247	193

Total	$327	$267

Note 6 – Liabilities, Commitments and Contingencies

Environmental Matters

For the six months ended June 30, 2009 and 2008, the aggregate amounts of liabilities recorded relative to environmental matters were as follows:

	Environmental Liabilities
	2009	2008
Beginning balance – January 1	$731	$679
Reductions for payments made	(36)	(38)
Changes in estimates	47	46

Ending balance – June 30	$742	$687

The liabilities recorded represent our best estimate of costs expected to be incurred to remediate, operate and maintain sites over periods of up to 30 years. It is reasonably possible that we may incur additional charges because of regulatory complexities, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates to remediate identified contamination at all sites based on our experience and existing laws and regulations. At June 30, 2009 and December 31, 2008 our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $1,206.

Product Warranties

The following table summarizes product warranty activity recorded during the six months ended June 30, 2009 and 2008.

	Product Warranty Liabilities
	2009	2008
Beginning balance – January 1	$959	$962
Additions for current year deliveries	89	96
Reductions for payments made	(122)	(111)
Changes in estimates	98	(37)

Ending balance – June 30	$1,024	$910

Discontinued Operations

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. As of June 30, 2009 and December 31, 2008, our maximum exposure to loss associated with the loss sharing arrangement was $222 and $232. As of June 30, 2009 and December 31, 2008, the accrued liability under the loss sharing arrangement was $48 and $39.

Commercial Aircraft Commitments

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. The total contractual trade-in value was $545 and $1,045 as of June 30, 2009 and December 31, 2008. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is continually assessed, taking into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. There were no probable contractual trade-in commitments as of June 30, 2009. Trade-in commitment agreements have expiration dates from 2010 through 2023.

Sea Launch

On June 22, 2009, the Sea Launch venture, in which Boeing Commercial Satellite Company (BCSC), a subsidiary of The Boeing Company, is a 40% partner with RSC Energia of Russia (25%), Aker ASA of Norway (20%), PO Yuzhmash (10%) and SDO Yuzhnoye (5%) of the Ukraine, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the Chapter 11 Filing). The Chapter 11 Filing constituted an event of default or otherwise accelerated approximately $448 of outstanding indebtedness of Sea Launch for which we and an affiliate of one other Sea Launch partner had previously issued guarantees. On July 1, 2009, we paid $448 under this guarantee. Among other options, we have a right to reimbursement from Sea Launch as well as rights to reimbursement from the other Sea Launch partners, who are each obligated to reimburse us so that we contribute no more than our proportional ownership percentage (40%) in Sea Launch of the aggregate guarantee payment obligations. We intend to pursue vigorously all of our rights and remedies against Sea Launch and the other Sea Launch partners.

As a result of the Sea Launch bankruptcy $523 of principal and interest associated with a loan by BCSC also become repayable by Sea Launch. Certain other Sea Launch partners have guaranteed this loan, and we believe we can recover the proportionate amounts due from such partners of $209. We intend to pursue vigorously all of our rights and remedies to recover amounts associated with this loan.

The amounts due from Sea Launch, related reserves and estimated future cash recoveries are as follows:

(Dollars in millions)	Estimated Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse
Receivables from Sea Launch and partners related to credit guarantee payments	$448	$179	$269
Partner loans (principal and interest)	523	314	209
Trade receivable from Sea Launch	421	421
Subcontract termination	9	9
Other receivables and inventory	60	60

	$1,461	$983	$478

We recorded a pre-tax charge to earnings of $35 in the second quarter of 2009, resulting from Sea Launch’s Chapter 11 Filing. In the event we are unable to secure reimbursement from Sea Launch or certain Sea Launch partners of $269 related to our payment under the credit guarantees and $209 related to the previously made loans to Sea Launch, we could incur additional pre-tax charges of up to $478.

C-17

As of June 30, 2009, we delivered 189 of the 205 C-17 aircraft currently under contract with the United States Air Force (USAF), with final deliveries scheduled for 2010. The 205 C-17 aircraft total includes the Fiscal Year 2008 order for 15 aircraft that the USAF placed on contract in February 2009. Our backlog at June 30, 2009 also includes international orders for 4 C-17 aircraft. Through June 30, 2009, we have directed key suppliers to begin work on a total of 23 aircraft beyond the aircraft currently in backlog. The long-lead items are required to support 8 aircraft funded in the Fiscal Year 2009 supplemental defense spending bill, signed by the President of the United States in June 2009, anticipated international orders and possible future funding for USAF orders in Fiscal Year 2010. Inventory expenditures and potential termination liabilities to suppliers totaled approximately $265 at June 30, 2009. Should additional orders not materialize, it is reasonably possible that we will decide in 2009 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond the 205 currently under contract with the USAF.

787 Program

On June 23, 2009, we announced that first flight of the 787 was being postponed due to a need to reinforce an area within the side of the body section of the aircraft where the wing joins the fuselage. Prior to the announcement first flight was targeted for second quarter of 2009 with first delivery targeted for the first quarter of 2010. We have now analyzed the problem and have identified a technical solution from among a number of options. We are currently evaluating alternative ways to implement that solution. Development of the aircraft modification and testing plan will follow selection of our implementation solution. Revised target dates for first flight and first delivery will be established following the final determination of the required modification and testing plan. Until we settle on such a plan, we are not in a position to determine schedule impacts. Once we finalize the impacts to schedule we will determine the resulting financial impacts of the schedule modifications. We expect these determinations to be made in the third quarter of 2009. It will not be possible until the above described plans are finalized to determine the extent or effect that these delays will have on our financial statements.

Customer Financing Exposure

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations were as follows:

	June 30 2009	December 31 2008
717 Aircraft ($682 and $694 accounted for as operating leases)*	$2,325	$2,365
757 Aircraft ($750 and $780 accounted for as operating leases)*	954	991
767 Aircraft ($175 and $181 accounted for as operating leases)	511	540
MD-11 Aircraft ($444 and $536 accounted for as operating leases)*	444	536
737 Aircraft ($428 and $453 accounted for as operating leases)	533	464

*	Out-of-production aircraft

Future Lease Commitments

As of June 30, 2009 and December 31, 2008, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $165 and $197. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of June 30, 2009 and December 31, 2008, Other accrued liabilities included $15 and $32 attributable to adverse commitments under these lease arrangements.

Financing Commitments

Financing commitments totaled $9,542 and $10,145 as of June 30, 2009 and December 31, 2008. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances given the current capital market disruptions that we will not be required to fund greater amounts than historically required.

In connection with the formation of ULA, we and Lockheed Martin Corporation (Lockheed) each agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements during the 5 year period following December 1, 2006. ULA did not request any funds under the line of credit as of June 30, 2009. We and Lockheed have also each committed to provide ULA with up to $122 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $7,105 and $5,763 as of June 30, 2009 and December 31, 2008.

Satellites

Certain launch and satellite sales contracts include provisions that specify that we bear risk of loss associated with the launch phase through acceptance in orbit by the customer. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract and when economically advisable. The current insurance market reflects high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. We did not procure full insurance for a launch that occurred during the second quarter of 2009 and there is a contractual launch scheduled for 2010 for which full insurance coverage may not be available or, if available, could be prohibitively expensive. We will continue to review this risk. We estimate that the potential uninsured amount for each launch could be approximately $360.

Note 7 – Arrangements with Off-Balance Sheet Risk

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

As of June 30, 2009	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,986	$3,971	$7
Indemnifications to ULA**	809		7
Other credit guarantees	150	139	8
Residual value guarantees	51	44	10

As of December 31, 2008	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,024	$4,014	$7
Indemnifications to ULA**	1,184		7
Credit guarantees related to the Sea Launch venture	451	271	180
Other credit guarantees	158	145	11
Residual value guarantees	51	47	10

*	Amounts included in Other accrued liabilities

**	Amount includes contributed Delta launch program inventory of $438 and $813, plus $348 related to the pricing of certain contracts and $23 related to miscellaneous Delta vendor contracts at June 30, 2009 and December 31, 2008.

Contingent Repurchase Commitments We have entered into contingent repurchase commitments with certain customers in conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft). Under these commitments, we agreed to repurchase the Sale Aircraft at a specified price, generally 10 years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft, and the subsequent exercise by the customer of its right to sell the Sale Aircraft to us. The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated Proceeds from Collateral/Recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.

Indemnifications to ULA We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two of the four satellite missions covered by the indemnification. In March 2009, the USAF issued a denial of that claim and in June 2009, ULA filed an appeal. If ULA is unsuccessful obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $386 in pre-tax losses associated with the four missions.

We agreed to indemnify ULA against losses in the event that costs associated with $1,360 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable and allowable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA has sold $922 of inventories that were contributed by us.

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

Residual Value Guarantees We have issued various residual value guarantees principally to facilitate the sale and financing of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire within the next 9 years.

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

Note 8 – Debt

On March 9, 2009, we filed a public shelf registration with the U.S. Securities and Exchange Commission for the issuance of an indeterminate amount of debt securities and common stock. On March 13, 2009, we issued notes totaling $1,850, which included $700 bearing an interest rate of 5%

due March 15, 2014, $650 bearing an interest rate of 6% due March 15, 2019 and $500 bearing an interest rate of 6.875% due March 15, 2039. The net proceeds after deducting the discount, underwriting fees and issuance costs were $1,817. We may redeem each series of notes at any time prior to maturity, in whole or in part, upon at least 30 days notice, at a redemption price equal to the principal amount of the notes to be redeemed plus a make-whole premium, together with accrued interest on such notes to the redemption date. The notes are unsecured senior obligations and rank equally in right of payment with all our existing and future unsecured and unsubordinated indebtedness.

Note 9 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$545	$475	$272	$237
Interest cost	1,482	1,408	741	704
Expected return on plan assets	(1,868)	(1,901)	(934)	(950)
Amortization of prior service costs	121	104	60	52
Recognized net actuarial loss	324	196	162	98
Settlement/curtailment loss	2

Net periodic benefit cost	$606	$282	$301	$141

Net periodic benefit cost included in Earnings from operations	$426	$407	$207	$216

	Six months ended June 30		Three months ended June 30
Other Postretirement Benefit Plans	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$66	$63	$33	$31
Interest cost	233	229	117	115
Expected return on plan assets	(3)	(4)	(2)	(2)
Amortization of prior service costs	(45)	(47)	(22)	(24)
Recognized net actuarial loss	47	43	23	22

Net periodic benefit cost	$298	$284	$149	$142

Net periodic benefit cost included in Earnings from operations	$302	$286	$145	$149

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of the reporting period.

During the six months ended June 30, 2009 and 2008, we made discretionary pension contributions of $0 and $517. During the six months ended June 30, 2009 and 2008, we made contributions to our other postretirement benefit plans of $8 and $8.

Note 10 – Share-Based Compensation and Other Compensation Arrangements

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

Performance Awards

On February 23, 2009, we also granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December  31, 2011. The minimum payout is $0 and the maximum payout is $305.

Note 11 – Derivative Financial Instruments

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

Fair Value Hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. Gains/(losses) of hedged items designated and qualifying in fair value hedges recognized in earnings for the six and three months ended June 30, 2009 were not material.

Notional Amounts and Fair Values

The fair values of derivative instruments are recorded in the Consolidated Statements of Financial Position. The notional amounts and fair values were as follows:

	Notional amounts[1]		Other assets		Other accrued liabilities
	June 30 2009	December 31 2008	June 30 2009	December 31 2008	June 30 2009	December 31 2008
Derivatives designated as hedging instruments
Foreign exchange contracts	$2,580	$1,992	$186	$26	$(43)	$(39)
Interest rate contracts	817	817	40	48	(1)	(3)
Commodity contracts	141	147			(101)	(75)

	3,538	2,956	226	74	(145)	(117)
Derivatives not receiving hedge accounting treatment
Foreign exchange contracts	647	646	34	42	(86)	(128)
Warrants	21	21	18	10

Total derivatives	4,206	3,623	278	126	(231)	(245)
Netting arrangements			(121)	(64)	121	64

Net recorded balance			$157	$62	$(110)	$(181)

[1]	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and its effect on Accumulated other comprehensive loss or earnings during the six and three months ended June 30, 2009 were as follows:

	Six months ended	Three months ended	Location gains/(losses) are recognized
Effective portion recognized in other comprehensive income, net of taxes–
Foreign exchange contracts	$77	$96	Accumulated other comprehensive loss
Commodity contracts	(25)	3	Accumulated other comprehensive loss
Ineffective portion recognized in earnings–
Foreign exchange contracts	33	31	Other income, net
Undesignated hedges recognized in earnings–
Foreign exchange contracts	(16)	(8)	Other income, net

Based on our portfolio of cash flow hedges, expected reclassifications of gains/(losses) during the next 12 months are not material.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our 5-year credit facility, expiring November 2012. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a liability position at June 30, 2009 is $101. At June 30, 2009, there were no aggregate derivative positions requiring the posting of collateral.

Note 12 – Fair Value Measurements

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

		Fair Value Measurements at June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,163	$3,163
Available-for-sale investments:
Debt:
Residential mortgage-backed securities	184		$184
Other debt obligations	83		79	$4
Equity	10	10
Derivatives	157		139	18

Total assets	$3,597	$3,173	$402	$22

Liabilities
Derivatives	$(110)		$(110)

Total liabilities	$(110)		$(110)

		Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$2,128	$2,128
Available-for-sale debt investments:
Residential mortgage-backed securities	196		$196
Other debt obligations	156		151	$5
Derivatives	62		52	10

Total assets	$2,542	$2,128	$399	$15

Liabilities
Derivatives	$(181)		$(181)

Total liabilities	$(181)		$(181)

Money market funds and equity securities are valued using a market approach based on the quoted market prices of identical instruments. Residential mortgage-backed securities are valued using an income approach based on prepayment speeds, yields, discount margin and collateral performance. The other debt securities are primarily valued using a market approach based on benchmark yields, reported trades and broker/dealer quotes.

Derivatives include foreign currency, commodity, interest rate contracts and warrants. Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the present value of the commodity index prices less the contract rate multiplied by the notional amount. The fair value of our interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. The fair value of warrants is based on a third-party options model and principal inputs of stock price, volatility and time to expiry.

Assets that are measured at fair value on a nonrecurring basis were not material during the six and three months ended June 30, 2009 and 2008.

Fair Value Disclosures

The following table presents our assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values consisted of the following:

	June 30 2009		December 31 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable, net	$6,588	$6,278	$5,602	$5,443
Notes receivable	1,365	1,376	950	954
Liabilities
Debt, excluding capital lease obligations	(9,049)	(9,826)	(7,441)	(7,923)
Accounts payable	(6,664)	(6,540)	(5,871)	(5,871)
Residual value and credit guarantees	(204)	(135)	(208)	(52)
Contingent repurchase commitments	(7)	(52)	(7)	(38)

The fair values of the Accounts receivable and Accounts payable are based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying values. The fair values of fixed rate notes receivable are estimated using discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt is based on current market yields for our debt traded in the secondary market. The fair values of the residual value guarantees and contingent repurchase commitments are determined using a Black Futures Options formula and includes such assumptions as the expected value of the aircraft on the settlement date, volatility of aircraft prices, time until settlement and the risk free discount rate. The fair value of the credit guarantees is estimated based on the expected cash flows of those commitments, given the creditor’s probability of default, and discounted using the risk free rate. The estimated fair value of our Other accrued liabilities balance at June 30, 2009 and December 31, 2008 approximates its carrying value. With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments because the amount and timing of funding those commitments are uncertain.

Note 13 – Legal Proceedings

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

A-12 Litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2009, inventories included approximately $585 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to that court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. We believe that the ruling of the Court of Appeals upholding the default termination is erroneous and in conflict with the governing law. We have obtained an extension of time until August 14, 2009 in which to file a Petition for Rehearing and for Rehearing En Banc in the Court of Appeals for the Federal Circuit, and we expect to file such a petition in the Court of Appeals for the Federal Circuit by that date. The timing for a ruling on the Petition is uncertain.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2009. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,450). In that event, our loss would total approximately $1,673 in pre-tax charges.

Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,131, including interest from June 26, 1991.

Employment and Benefits Litigation

On March 2, 2006, we were served with a complaint filed in the U.S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit AeroSystems, Inc. (Spirit) near the time of our sale of the Wichita facility were tainted by age discrimination, violated Employee Retirement Income Security Act (ERISA), violated our collective bargaining agreements, and constituted retaliation. The case is brought as a class action on behalf of individuals not hired by Spirit. While we believe that Spirit has an obligation to indemnify Boeing for claims relating to the 2005 sales transaction, Spirit has refused to indemnify Boeing for all claims arising from employment activity prior to January 1, 2005. On June 4, 2008, claims by individuals who filed consents to join the Age Discrimination Employment Act collective action and were terminated by Boeing prior to January 1, 2005 were dismissed by stipulated order. On June 15, 2009, plaintiffs filed a motion seeking class certification for certain former Boeing employees at the Wichita, Tulsa and McAlester facilities over the age of 40 who were laid off between January 1, 2005 and July 1, 2005, and were not hired by Spirit on June 17, 2005.

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

On May 22, 2008 and January 29, 2009, we received a formal dispute notice from New Skies alleging that BSSI breached the NSS-8 contract by failing to timely deliver a satellite in orbit and repudiating the replacement satellite option. On May 11, 2009, SES New Skies filed a Request for Arbitration with the International Chamber of Commerce in London. The dispute notice and Request included neither a quantification of potential damages nor a sum certain demand. We believe that SES New Skies’ claims lack merit and intend to vigorously defend against them.

Note 14 – Business Segment Data

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

Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Commercial Airplanes	$402	$333	$211	$66
Boeing Capital Corporation	44	41	21	20

Total	$446	$374	$232	$86

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

	Six months ended June 30		Three months ended June 30
Unallocated items and eliminations	2009	2008	2009	2008
Share-based plans	$(116)	$(45)	$(59)	$(15)
Deferred compensation	(46)	81	(69)	20
Pension	45	(143)	22	(76)
Postretirement	(44)	(40)	(21)	(20)
Capitalized interest	(27)	(27)	(12)	(14)
Other	(81)	42	(15)	28

Total	$(269)	$(132)	$(154)	$(77)

Assets	June 30 2009	December 31 2008
Commercial Airplanes	$20,497	$18,893
Integrated Defense Systems:
Boeing Military Aircraft	5,995	5,746
Network and Space Systems	7,587	7,177
Global Services and Support	3,891	3,559

Total Integrated Defense Systems	17,473	16,482
Boeing Capital Corporation	6,319	6,073
Other	1,454	1,207
Unallocated items and eliminations	11,969	11,124

Total assets	$57,712	$53,779

Liabilities
Commercial Airplanes	$16,556	$17,141
Integrated Defense Systems:
Boeing Military Aircraft	3,616	3,675
Network and Space Systems	1,512	1,239
Global Services and Support	1,546	1,352

Total Integrated Defense Systems	6,674	6,266
Boeing Capital Corporation	3,859	4,115
Other	828	845
Unallocated items and eliminations	29,461	26,554

Total liabilities	$57,378	$54,921

Note 15 – Subsequent Events

On July 7, 2009, we announced an agreement to purchase the business, assets and operations of Vought Aircraft Industries, Inc.’s (Vought) 787 business conducted at North Charleston, SC. In connection with the acquisition, we will provide cash consideration currently expected to approximate $580 (subject to post closing adjustments) and release Vought from its obligation to repay amounts of $422 previously advanced by us. Vought’s 787 business produces aft fuselage, including the fabrication, assembly and systems installation, for the 787 program. This acquisition will be reported in our Commercial Airplanes’ segment and we expect that the transaction will close in the third quarter following the satisfaction of customary closing conditions. Management expects to complete the purchase price allocation for this acquisition by the end of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2009, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008, and the related condensed consolidated statement of shareholders’ equity for the six-month period ended June 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended prior to retrospective adjustment for the adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, (not presented herein); and in our report dated February 9, 2009 (which includes an explanatory paragraph relating to the Company’s change in its method of accounting for pension and postretirement benefits), we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments that were applied to retrospectively adjust the December 31, 2008 consolidated statement of financial position (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position and the consolidated statement of shareholders’ equity in deriving the accompanying retrospectively adjusted condensed consolidated statement of financial position as of December 31, 2008 and the condensed consolidated statement of shareholders’ equity for the year then ended.

/s/    Deloitte & Touche LLP

Chicago, Illinois

July 22, 2009

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “targets,” “anticipates,” and similar expressions are used to identify these forward-looking statements. Forward-looking statements are based upon assumptions about future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak to events only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. Specific factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission:

•	the effect of economic conditions in the United States and globally;

•	the impact on our accounts receivable, customer financing portfolios and allowance for losses of customer defaults and changes in customer credit ratings, credit default rates and collateral values;

•	the impact on our revenues and operating results of changes to indices included in indexed price escalation clauses included in our contracts with commercial airplane and defense customers;

•	the successful execution of our Commercial Airplanes and Integrated Defense Systems backlog;

•	the effects of customers canceling, modifying and/or rescheduling contractual orders;

•	the timing and effects of any decisions to increase or decrease the rate of commercial airplane production;

•	the timing and effects of decisions to complete or launch a Commercial Airplanes program;

•	the ability to successfully develop and timely produce the 787 and 747-8 aircraft;

•	the ability of our suppliers and, as applicable, subcontractors to successfully and timely perform their obligations;

•

the effect on our revenues of political and legal processes; changing defense priorities; and associated budget reductions by U.S. and international government customers affecting Boeing defense programs;

•	our relationship with our union-represented workforce and the negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger and cargo traffic and revenue yields in the airline industry;

•	the impact of volatile fuel prices and the airline industry’s response;

•	the effect of declines in aircraft valuations;

•	the impact on our revenues or operating results of airline bankruptcies;

•

the availability of commercial and government financing and the extent to which we are called upon to fund outstanding financing commitments or satisfy other financing requests, and our ability to satisfy those requirements;

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

•	the outcome of any litigation and/or government investigation in which we are a party, and other contingencies;

•	returns on pension fund assets, impacts of future interest rate changes on pension obligations and rising healthcare costs;

•	our ability to access external capital resources to fund our operations;

•	the amounts and effects of underinsured operations, including satellite launches;

•	our ability to recover the proportionate amounts owed to us from the other Sea Launch partners; and

•

the scope, nature or impact of acquisition or disposition activity and investment in any joint ventures/strategic alliances, including Sea Launch and United Launch Alliance, and indemnifications and guarantees related thereto.

Please see Part I, Item 1, “Business” and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements. This report includes important information as to these risks in the “Legal Proceedings” and in the Notes to Condensed Consolidated Financial Statements included herein. Additional important information as to these risks is also included in this report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Revenues	$33,656	$32,952	$17,154	$16,962
Earnings from operations	$2,554	$3,046	$1,529	$1,247
Operating margins	7.6%	9.2%	8.9%	7.4%
Effective income tax rate	33.6%	34.7%	33.4%	34.5%
Net earnings from continuing operations	$1,612	$2,057	$997	$851
Diluted earnings per share	$2.27	$2.79	$1.41	$1.16

(Dollars in millions)	June 30 2009	December 31 2008
Contractual backlog	$305,272	$323,860
Unobligated backlog	22,486	28,165

Revenues

The following table summarizes revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Commercial Airplanes	$16,985	$16,728	$8,431	$8,567
Integrated Defense Systems	16,370	15,509	8,650	7,934
Boeing Capital Corporation	330	364	167	179
Other	74	227	35	152
Unallocated items and eliminations	(103)	124	(129)	130

Revenues	$33,656	$32,952	$17,154	$16,962

Revenues for the six and three months ended June 30, 2009 increased by $704 million and $192 million, a 2% and 1% increase compared with the same periods in 2008. Commercial Airplanes revenues increased by $257 million for the six month period and decreased by $136 million for the three month period reflecting higher new airplane revenues and decreases in commercial aviation services revenues. Integrated Defense Systems (IDS) revenues increased by $861 million and $716 million primarily due to higher revenues in the Network & Space Systems (N&SS) segment and the Global Services and Support (GS&S) segment. Boeing Capital Corporation (BCC) revenues decreased by $34 million during the six months due to a decrease in the customer financing portfolio. Other segment revenues decreased by $153 million and $117 million partly due to higher revenues in the prior year from the sale of a C-17 aircraft held under operating lease. Unallocated items and eliminations revenues decreased by $227 million and $259 million partly due to lower revenues in the P-8A Poseidon program (P-8A) compared with the same periods in the prior year.

Earnings from Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Commercial Airplanes	$1,234	$1,760	$817	$777
Integrated Defense Systems	1,585	1,497	876	637
Boeing Capital Corporation	73	106	36	45
Other	(69)	(185)	(46)	(135)
Unallocated items and eliminations	(269)	(132)	(154)	(77)

Earnings from operations	$2,554	$3,046	$1,529	$1,247

Operating earnings for the six and three months ended June 30, 2009 decreased by $492 million and increased by $282 million compared with the same periods in 2008. Commercial Airplanes earnings decreased by $526 million and increased by $40 million compared with the same periods in 2008. The decrease for the six months is attributable to a reach forward loss on the 747 program which grew by $347 million and reduced margins on other programs. IDS earnings increased by $88 million and $239 million compared with the same periods in 2008 largely due to higher earnings in the Boeing Military Aircraft (BMA) segment resulting from a charge of $248 million taken on the Airborne Early Warning & Control (AEW&C) program in the second quarter of 2008. BCC operating earnings decreased $33 million and $9 million compared with the same periods in 2008 reflecting lower revenues, higher impairment expense and a provision for losses, partially offset by lower interest expense. Other segment losses decreased by $116 million and $89 million compared with the same periods in 2008 primarily due to an increase in the allowance for losses on customer financing receivables related to lower U.S. airline customer credit ratings in the three months ended June 30, 2008.

The most significant expense items not allocated to segments are shown in the table below.

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Pension	$45	$(143)	$22	$(76)
Postretirement	(44)	(40)	(21)	(20)
Share-based plans	(116)	(45)	(59)	(15)
Deferred compensation	(46)	81	(69)	20
Other unallocated items and eliminations	(108)	15	(27)	14

Total	$(269)	$(132)	$(154)	$(77)

Share-based plans expense in Unallocated items and eliminations is higher in the current year resulting from a decrease in the amount of intercompany allocations compared with the same periods in the prior year. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions.

Other unallocated items and eliminations expense for the six and three months ended June 30, 2009 increased by $123 million and $41 million compared with the same periods in 2008, primarily due to timing of intercompany expense allocations and elimination of profit on intercompany items.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes.

We recorded net periodic benefit cost related to pensions and other postretirement benefits of $904 million and $450 million for the six and three months ended June 30, 2009 and $566 million and $283 million for the six and three months ended June 30, 2008. The increase was primarily due to higher amortization of pension actuarial losses. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.

Earnings from operations included the following amounts allocated to business segments and Other unallocated items and eliminations.

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2009	2008	2009	2008
Net periodic benefit cost allocated to business segments	$(471)	$(264)	$(229)	$(140)
Net periodic benefit cost in Other unallocated items and eliminations	45	(143)	22	(76)

Net periodic benefit cost included in Earnings from operations	$(426)	$(407)	$(207)	$(216)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Other Postretirement Benefit Plans	2009	2008	2009	2008
Net periodic benefit cost allocated to business segments	$(258)	$(246)	$(124)	$(129)
Net periodic benefit cost in Other unallocated items and eliminations	(44)	(40)	(21)	(20)

Net periodic benefit cost included in Earnings from operations	$(302)	$(286)	$(145)	$(149)

Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Earnings from operations	$2,554	$3,046	$1,529	$1,247
Other income, net	11	202	47	102
Interest and debt expense	(137)	(96)	(80)	(50)

Earnings before income taxes	2,428	3,152	1,496	1,299
Income tax expense	(816)	(1,095)	(499)	(448)

Net earnings from continuing operations	$1,612	$2,057	$997	$851

Other income for the six and three months ended June 30, 2009 decreased $191 million and $55 million compared with the same periods in 2008 primarily driven by a reduction in investment income as a result of lower interest rates and lower investment balances.

For a discussion related to Income Taxes see Note 3.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the six months ended June 30, 2009 was primarily due to lower Commercial Airplanes backlog.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the six months ended June 30, 2009 is primarily due to funding of existing multi-year contracts including the V-22, Future Combat Systems (FCS), Chinook and Ground-Based Midcourse Defense (GMD) programs.

Segment Results of Operations

Commercial Airplanes

Business Environment and Trends

After several months of rapid deterioration, world Gross Domestic Product (GDP) growth forecasts appear to be stabilizing. These forecasts continue to project a slow global economic recovery with world real GDP contracting by over 2% in 2009 and remaining well below long-term trend growth in 2010.

The sharp economic decline is causing passenger traffic to contract. The International Civil Aviation Organization estimates passenger traffic grew 1% in 2008 with first half growth running fairly close to long-term trend. This was followed by a significant decline in the second half of 2008. There is further downward pressure on 2009 traffic growth. Current forecasts for 2009 global passenger traffic growth are for mid-single digit contraction similar to previous downturns (-3% in 2001 and 1991) followed by moderate growth in 2010.

The unprecedented decline in world trade and sharp reduction in credit availability have hit air cargo even more deeply with cargo traffic declining 27% in first quarter 2009 compared to first quarter 2008. Air cargo traffic is forecasted to contract for the second straight year in 2009 taking air cargo traffic back to 2003 levels.

Airline losses were larger than expected in first quarter 2009 as air travel demand declined more rapidly than previously forecasted. As a result of the weaker revenue environment, the International Air Transport Association increased its 2009 airline industry loss forecast to $9.0 billion from the $4.7 billion estimated in March 2009. In addition, the net loss for 2008 was increased from $8.5 billion estimated in March to $10.4 billion. Sharply lower fuel prices in 2009 are forecast to cut airline fuel expenses by $59 billion compared with 2008. However, the decline is not enough to fully offset revenue declines. All regions of the world are now forecasted to incur losses, led by Asia-Pacific and Europe.

In this challenging environment, airlines continue to adapt their operations to meet the realities of the market. Global passenger capacity is down about 3% in the first half of 2009 with further cuts expected in the second half of the year. Capacity cuts are coming through a combination of frequency and route cuts in markets that are no longer profitable, lower daily airplane utilization (flight hours per day), and parking/scrapping of older generation airplanes. Airlines are also replacing older less fuel efficient airplanes, reducing non-fuel costs and finding new ways to partner through alliances or via mergers/acquisitions.

These conditions are causing customers to request cancellations, modifications, or rescheduling of their existing orders and advance payment schedules to meet revised fleet plans or address financing and cash flow issues. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, how much compensation is paid to us for costs already incurred and our ability to reschedule other orders to replace those canceled, modified, or rescheduled.

Beyond the near-term market uncertainties, the long-term outlook for the industry remains resilient due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast is for a long-term average growth rate of 5% per year for passenger and cargo traffic based on projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $3.2 trillion market for 29,000 new airplanes over the next 20 years.

In April 2009, we announced a plan to reduce production rates on the 777 program and to delay planned increases to the production rates of the 747 and 767 programs in response to requests from customers. These changes are not expected to affect 2009 revenues but did reduce margins on airplane programs. Separately, changes in escalation price indices during the six months ended June 30, 2009 also reduced margins on all programs. The reduction in escalation indices had the effect of lowering estimated revenues for deliveries after 2009. The escalation indices are driven by commodity and other inflation price indices and could remain volatile in the current economic environment.

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Revenues	$16,985	$16,728	$8,431	$8,567
Earnings from operations	$1,234	$1,760	$817	$777
Operating margins	7.3%	10.5%	9.7%	9.1%

(Dollars in millions)	June 30 2009	December 31 2008
Contractual backlog	$257,443	$278,575

Revenues

Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	Six months ended June 30, 2009 vs. June 30, 2008	Three months ended June 30, 2009 vs. June 30, 2008
New airplane sales	$649	$47
Commercial aviation services business	(350)	(147)
Other	(42)	(36)

Total	$257	$(136)

Revenues for the six months ended June 30, 2009 increased by $257 million compared with the same period of 2008. This increase in revenue was primarily attributable to higher new airplane deliveries. The decrease in revenues from commercial aviation services business was driven by lower spares volume and fewer passenger to freighter conversions.

Revenues for the three months ended June 30, 2009 decreased by $136 million compared with the same period of 2008. The decrease in revenues was primarily driven by lower spares volume from commercial aviation services business.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	737	747	767	777	Total
Deliveries during the first six months of 2009	190	6	6	44	246
Deliveries during the first six months of 2008	187	9	6	39	241
Deliveries during the second quarter of 2009	99	2	3	21	125
Deliveries during the second quarter of 2008	100	5	3	18	126
Cumulative deliveries as of 6/30/2009	2,946	1,416	975	792
Cumulative deliveries as of 12/31/2008	2,756	1,410	969	748

Earnings from Operations

Earnings from operations for the six months ended June 30, 2009 decreased by $526 million and operating margins decreased by 3.2 percentage points to 7.3% compared with the same period of 2008. The reach forward loss on the 747 program grew by $347 million and margins were reduced on other programs, both primarily due to lower projected delivery pricing associated with the lower industry escalation indices and lower planned future production rates on the 747, 767 and 777 programs, somewhat offset by refined cost estimates. The escalation and production rate impact, together with warranty and other expenses reduced earnings on other programs by $142 million. Higher infrastructure cost allocations related to the 787 and 747-8 schedule delays announced in 2008 and infrastructure costs incurred during the 2008 IAM strike reduced earnings by $145 million. Lower commercial aviation services volume reduced earnings by $168 million. These decreases were partially offset by increased earnings of $243 million from new airplane deliveries and $33 million from lower research and development costs.

Earnings from operations for the three months ended June 30, 2009 increased by $40 million and operating margins increased by 0.6 percentage points to 9.7% compared with the same period of 2008. The increase in earnings was primarily due to higher airplane revenues of $65 million and lower research and development expense of $112 million. Lower commercial aviation services volume reduced earnings by $100 million. Lower projected delivery pricing associated with the lower industry escalation indices and lower planned future production rates on the 747, 767 and 777 programs, together with warranty and other expenses, reduced earnings $7 million. Higher infrastructure cost allocations related to the 787 and 747-8 schedule delays announced in 2008 and infrastructure costs incurred during the 2008 IAM strike reduced earnings by $30 million.

Backlog

The decrease in contractual backlog during the six months ended June 30, 2009 compared with December 31, 2008 was due to deliveries in excess of orders, changes in projected revenue escalation and cancellations of 787 orders.

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

Accounting Quantity

The accounting quantities, undelivered units under firm orders and number of cumulative firm orders were as follows:

	Program
As of 6/30/2009	737	747	767	777	787
Program accounting quantities	4,400	1,499	1,023	1,050	*
Undelivered units under firm orders[1]	2,137	107	61	314	850
Cumulative firm orders[2]	5,083	1,523	1,036	1,106

	Program
As of 3/31/2009	737	747	767	777	787
Program accounting quantities	4,200	1,499	1,023	1,050	*
Undelivered units under firm orders[1]	2,203	110	67	331	878
Cumulative firm orders[2]	5,050	1,524	1,039	1,102

	Program
As of 12/31/2008	737	747	767	777	787
Program accounting quantities	4,200	1,499	1,023	1,050	*
Undelivered units under firm orders[1]	2,270	114	70	350	910
Cumulative firm orders[2]	5,026	1,524	1,039	1,098

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery.
[1]	Undelivered units are not adjusted for cancellations subsequent to June 30, 2009, March 31, 2009 and December 31, 2008.
[2]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended June 30, 2009.

747 Program There was no change in the accounting quantity for the 747 program during the six months ended June 30, 2009. In the third quarter of 2008, we increased our cost estimates to incorporate the anticipated schedule delay and design changes and reduced margins on the 747 program to zero. We experienced further cost growth in the fourth quarter of 2008 and recorded a charge of $685 million to recognize a reach-forward loss. The charge was primarily related to higher than anticipated costs due to late changes to wing design which drove new load requirements into the fuselage and created other statement of work changes for our suppliers. During the first quarter of 2009, an additional charge of $347 million was recorded. This charge was primarily caused by a reduction in projected delivery price increases associated with escalation and production rate changes. Delivery of the first 747-8 Freighter is targeted for the third quarter of 2010 and the 747-8 Intercontinental is targeted to deliver in the fourth quarter of 2011. A gap between when the last 747-400 is produced and the first 747-8 is delivered will contribute to lower 747 program revenues until deliveries of the 747-8 begin. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, this remains a development program, with the associated inherent risks.

767 Program There was no change in the accounting quantity for the 767 program during the six months ended June 30, 2009. In April 2009, we announced a delay in previous plans to increase production.

777 Program There was no change in the accounting quantity for the 777 program during the six months ended June 30, 2009. Delivery of the first 777 Freighter occurred in February 2009. In April 2009, we announced that we will lower the production rate on our 777 airplane program, affecting deliveries beginning in June 2010.

787 Program On June 23, 2009, we announced that first flight of the 787 was being postponed due to a need to reinforce an area within the side of the body section of the aircraft where the wing joins the fuselage. Prior to the announcement first flight was targeted for second quarter of 2009 with first delivery targeted for the first quarter of 2010. We have now analyzed the problem and have identified a technical solution from among a number of options. We are currently evaluating alternative ways to implement that solution. Development of the aircraft modification and testing plan will follow selection of our implementation solution. Revised target dates for first flight and first delivery will be established following the final determination of the required modification and testing plan. Until we settle on such a plan, we are not in a position to determine schedule impacts. Once we finalize the impacts to schedule we will determine the resulting financial impacts of the schedule modifications. We expect these determinations to be made in the third quarter of 2009.

We continue to address other challenges associated with assembly of the first airplanes, including management of our extended global supply chain, completion and integration of traveled work, weight and systems integration. We are also continuing efforts to satisfy customer mission and performance needs in light of the anticipated weight of their respective aircraft.

The previous flight test and delivery schedule reflected the cumulative impacts of disruption caused by the 2008 IAM strike, the requirement to replace certain fasteners in early production airplanes, parts unavailability, as well as the impact from the challenges mentioned above. We continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including delivery delays and supplier assertions associated with such changes. A number of our customers have contractual remedies for schedule delays and/or performance. We continue to address customer claims and requests for other contractual relief as they arise.

The cumulative impacts of the flight test delays, production challenges, schedule delays and customer and supplier impacts create significant pressure on program revenue and cost estimates. We are assessing our mitigation plans and cost reduction efforts that could address these pressures.

We expect to update revenue and cost estimates in the third quarter of 2009 to incorporate the modification and testing plan, revised production and delivery schedules as well as mitigation plans. It will not be possible until the above described plans are finalized to determine the extent or effect that these delays will have on our financial statements.

Additional Considerations

The 787 and 747-8 programs highlight the risks that are always inherent in new airplane programs and new derivative airplanes. Costs related to development of new programs and derivative airplanes are generally expensed as incurred. Costs to produce new aircraft are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As technical or quality issues arise, such as issues currently being experienced on the 787 program, we may experience schedule delays and higher costs to complete new programs and derivative aircraft. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. Both of these factors may result in a material charge if the program has or is determined to have a reach forward loss. Changes to estimates of the program accounting quantity, production costs and rates, learning curve, unanticipated airplane development issues, costs of derivatives, customer negotiations/settlements, supplier claims and certification issues could also result in lower margins or reach-forward losses. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Integrated Defense Systems

Business Environment and Trends

In April 2009, the U.S. Department of Defense (U.S. DoD) announced recommended changes for inclusion in the fiscal year 2010 budget. The President’s budget, submitted to Congress in May 2009, incorporated many of the U.S. DoD recommendations. If these changes are approved by Congress, future funding for a number of our programs including C-17, FCS, F-22, GMD and Transformational Satellite Communications System (TSAT) could be reduced. We will continue to evaluate the defense budget as it progresses through Congress.

IDS Realignment

Effective January 1, 2009, certain programs were realigned between IDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 14.

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Revenues	$16,370	$15,509	$8,650	$7,934
Earnings from operations	$1,585	$1,497	$876	$637
Operating margins	9.7%	9.7%	10.1%	8.0%

(Dollars in millions)	June 30 2009	December 31 2008
Contractual backlog	$47,830	$45,285
Unobligated backlog	22,204	27,719

Revenues

IDS revenues for the six and three months ended June 30, 2009 increased by $861 million and $716 million, a 6% and 9% increase from the same periods in 2008, primarily due to higher volume in the GS&S and N&SS segments during the six months and higher volume in all three segments during the three months.

Earnings from Operations

IDS operating earnings for the six and three months ended June 30, 2009 increased by $88 million and $239 million. Operating margins were unchanged for the six months and increased 2.1% for the three months compared with the same periods in 2008. Increases were due to higher earnings in the BMA segment primarily resulting from a charge of $248 million recorded in the second quarter of 2008 on the AEW&C program.

Backlog

IDS total backlog was $70,034 million at June 30, 2009, lower by $2,970 from $73,004 million at December 31, 2008. The decrease was primarily due to current year deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in FCS, GMD and F/A-18 programs.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Airborne Laser, EA-18G, Family of Beyond Line-of-Sight Terminals, FCS, GMD, Joint Tactical Radio System, P-8A and Proprietary programs.

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

Boeing Military Aircraft

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Revenues	$6,373	$6,467	$3,363	$3,265
Earnings from operations	$674	$541	$392	$157
Operating margins	10.6%	8.4%	11.7%	4.8%

(Dollars in millions)	June 30 2009	December 31 2008
Contractual backlog	$28,157	$25,710
Unobligated backlog	7,620	10,048

Revenues

BMA revenues for the six months ended June 30, 2009 decreased $94 million primarily due to one less C-17 and International KC-767 Tanker delivery in 2009 compared to 2008, partially offset by higher deliveries and volume on several global strike and rotorcraft programs. BMA revenues for the three months ended June 30, 2009 increased by $98 million, a 3% increase compared with the same period in 2008 partially due to higher deliveries on several global strike and rotorcraft programs in 2009 partly offset by one less C-17 delivery compared with the prior year. Revenues for the six and three month periods were negatively impacted in 2009 by a change in delivery mix and lower volume on several global strike aircraft and weapons programs.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
F/A-18 Models	23	21	13	11
T-45TS Goshawk	4	3	2	2
F-15E Eagle	6	4	2
C-17 Globemaster	7	8	4	5
KC-767 Tanker	1	2
AH-64 Apache	13	1	8	1
CH-47 Chinook	1	4	1	2

Total new-build production aircraft	55	43	30	21

Earnings from Operations

BMA operating earnings for the six and three months ended June 30, 2009 increased by $133 million and $235 million, a 25% and 150% increase from the same periods in 2008. The increases are primarily due to a charge of $248 million recorded on the AEW&C program in the second quarter of 2008. Earnings for the six months ended June 30, 2009 were also impacted by lower volume and change in contract and delivery mix.

Backlog

BMA total backlog was $35,777 million at June 30, 2009, virtually unchanged from December 31, 2008. Backlog increases due to current year orders for seventeen C-17 aircraft were offset by revenues recognized on contracts received in prior years.

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

International KC-767 Tanker Program During 2008 and 2007, the BMA segment recorded charges of $85 million and $152 million related to this program. The 2007 charge was partially offset at the consolidated level. The International KC-767 Tanker program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. As of June 30, 2009, we delivered three tankers to Japan. These programs are ongoing, and while we believe the revenue and cost estimates incorporated in the financial statements are appropriate, the technical complexity of the programs creates financial risk as additional completion and development costs may be necessary or remaining scheduled delivery dates could be delayed.

C-17 See the discussion of C-17 in Note 6 Liabilities, Commitments and Contingencies.

Network and Space Systems

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Revenues	$5,781	$5,498	$3,103	$2,804
Earnings from operations	$446	$504	$239	$237
Operating margins	7.7%	9.2%	7.7%	8.5%

(Dollars in millions)	June 30 2009	December 31 2008
Contractual backlog	$7,957	$8,868
Unobligated backlog	14,048	16,981

Revenues

N&SS revenues for the six and three months ended June 30, 2009 increased by $283 million and $299 million, increases of 5% and 11% compared with the same periods in 2008. Revenue increases in both periods were due to second quarter 2009 increased volume on several satellite programs and a Delta IV commercial launch.

Earnings from Operations

N&SS operating earnings for the six months ended June 30, 2009 decreased by $58 million, a 12% decrease from the same period in 2008. The decrease is primarily due to charges related to the Sea Launch bankruptcy and lower earnings on our ULA joint venture. Earnings in first quarter of 2008 included a favorable settlement on a civil satellite program. Earnings for the three months ended June 30, 2009 increased $2 million over the same period in 2008. Increased earnings in the quarter on higher volume and higher ULA earnings were offset by the Sea Launch charges.

Backlog

N&SS total backlog was $22,005 million at June 30, 2009 a decrease of 15% from December 31, 2008. The decrease is primarily due to revenues recognized on FCS GMD and Proprietary programs. On July 17, 2009, we received a partial termination for convenience order from the U.S. Army on a portion of the Manned Ground Vehicle component of the FCS system design and development contract. N&SS contractual and unobligated backlog as of June 30, 2009, does not reflect this partial termination.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

Business Environment and Trends In June 2009, we received a stop-work order from the U.S. Army on the Manned Ground Vehicle portion of the FCS system design and development contract. We believe the final restructured FCS contract will negatively impact revenue and earnings in the N&SS segment going forward. In addition, we completed the TSAT risk reduction and system definition contract in July 2009 and do not anticipate a future TSAT space segment program competition. As a result of lower than anticipated FCS and TSAT revenue and earnings, we tested N&SS goodwill for impairment. No impairment was indicated by our test. Additional recommended budgetary changes, if included in the budget and approved by Congress, could further impact N&SS programs. We will monitor the defense budget as it progresses through Congress, evaluate its impact on our programs, and test for impairment as appropriate.

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

In connection with the formation of ULA, we each have agreed to extend a line of credit to ULA of up to $200 million to support its working capital requirements during the 5 year period following December 1, 2006. We and Lockheed transferred performance responsibility for certain U.S. government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government. We and Lockheed have also each committed to provide ULA with up to $122 million of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4.

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has sold $922 million of inventories that were contributed by us. As part of its integration, ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $90 million.

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two of the four satellite missions covered by the indemnification. In March 2009, the USAF issued a denial of that claim and in June 2009, ULA filed an appeal. If ULA is unsuccessful obtaining additional pricing we may be responsible for some of the shortfall and may record up to $386 million in pre-tax losses associated with the four missions.

Sea Launch See the discussion of Sea Launch in Note 6 Liabilities, Commitments and Contingencies.

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) in Note 13 Legal Proceedings.

Global Services and Support

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Revenues	$4,216	$3,544	$2,184	$1,865
Earnings from operations	$465	$452	$245	$243
Operating margins	11.0%	12.8%	11.2%	13.0%

(Dollars in millions)	June 30 2009	December 31 2008
Contractual backlog	$11,716	$10,707
Unobligated backlog	536	690

Revenues

GS&S revenues for the six and three months ended June 30, 2009 increased by $672 million and $319 million, an increase of 19% and 17% compared with the same periods in 2008. The increases for both periods were due to increased volume in the Integrated Logistics (IL) Training Systems and Services, and Defense and Government Services divisions.

Earnings from Operations

GS&S operating earnings for the six and three months ended June 30, 2009 increased by $13 million and $2 million compared with the same periods in 2008. Higher performance recognition in 2008 on several IL programs and changes in the contract mix reduced the overall GS&S margin by 1.8% for both the six and three month periods ended June 30, 2009.

Backlog

GS&S total backlog was $12,252 million at June 30, 2009, an increase of 8% from December 31, 2008. The increase was primarily due to significant growth in International Support Systems and Defense and Government Services divisions.

Boeing Capital Corporation

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Revenues	$330	$364	$167	$179
Earnings from operations	$73	$106	$36	$45
Operating margins	22%	29%	22%	25%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the six and three months ended June 30, 2009, decreased $34 million and $12 million when compared with the same periods in 2008 primarily due to lower operating lease income resulting from a smaller portfolio of equipment under operating leases as a result of the return of aircraft and asset dispositions.

Operating Earnings

BCC’s operating earnings are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the six and three months ended June 30, 2009 decreased by $33 million and $9 million due to lower revenues, higher impairment expense and a provision for losses partially offset by lower interest expense.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2009	December 31 2008
BCC customer financing and investment portfolio	$6,255	$6,023
Valuation allowance as a % of total receivables	1.9%	2.1%
Debt	$3,636	$3,652
Debt-to-equity ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at June 30, 2009 increased from December 31, 2008 due to the origination of notes receivable partially offset by normal portfolio run-off. At June 30, 2009 and December 31, 2008, BCC had $562 million and $685 million of assets that were held for sale or re-lease, of which $557 million and $305 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. In March 2009, Mexicana Group committed to lease 25 717 aircraft, including 4 of which were placed on lease and 12 that were held for sale or re-lease at June 30, 2009. The remaining 9 aircraft are currently on lease with Midwest Airlines (Midwest). In May 2009, BCC agreed to a restructuring of lease terms with Midwest under which Midwest is scheduled to return the remaining 9 aircraft by the end of the current year. We do not expect that the return of these aircraft as a result of this restructuring will have a material effect on our financial position, results of operations or cash flow. Aircraft subject to leases with a carrying value of approximately $417 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $227 million of these aircraft were committed at June 30, 2009.

Restructurings and Restructuring Requests

As of June 30, 2009, BCC had received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value and market rental rates of the returned aircraft.

Other Segment

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2009	2008	2009	2008
Revenues	$74	$227	$35	$152
Earnings from operations	$(69)	$(185)	$(46)	$(135)

Revenues for the six and three months ended June 30, 2009 decreased by $153 million and $117 million compared with the same periods of 2008 primarily due to the sale of a C-17 aircraft in 2008 held under operating lease. Other segment losses for the six and three months ended June 30, 2009 decreased by $116 million and $89 million compared with the same periods of 2008 primarily due to recognition of pre-tax expense of $82 million to increase the allowance for losses on customer financing receivables related to lower U.S. airline customer credit ratings in the three months ended June 30, 2008.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2009	2008
Net earnings	$1,608	$2,063
Non-cash items	1,038	927
Changes in working capital	(1,452)	(1,308)

Net cash provided by operating activities	1,194	1,682
Net cash used by investing activities	(846)	(401)
Net cash provided/(used) by financing activities	960	(2,733)
Effect of exchange rate changes on cash and cash equivalents	23	29

Net increase/(decrease) in cash and cash equivalents	1,331	(1,423)
Cash and cash equivalents at beginning of year	3,268	7,042

Cash and cash equivalents at end of period	$4,599	$5,619

Operating Activities Net cash provided by operating activities decreased by $488 million to $1,194 million during the six months ended June 30, 2009, primarily due to lower earnings and higher working capital investments, partially offset by lower pension contributions in 2009. The net working capital increase was driven by an increase in receivables from our U.S. government customers, continued investment in development programs, and lower advances from commercial airplane orders. In the corresponding period in 2008, we contributed $517 million to our U.S. pension plans.

Investing Activities Cash used by investing activities totaled $846 million during the six months ended June 30, 2009 compared with $401 million used during the same period in 2008. Cash used by investing activities was lower during the six months ended June 30, 2008 largely due to proceeds from investments, net of contributions for the reinvestment of maturities, partially offset by purchases of distribution rights.

Financing Activities Cash provided by financing activities totaled $960 million during the six months ended June 30, 2009 compared with $2,733 million used during the six months ended June 30, 2008, primarily due to a decrease in common shares repurchased of $2,014 million and proceeds from borrowings of $1,843 million in 2009. There were no debt issuances during the six months ended June 30, 2008.

During the six months ended June 30, 2009, we repaid $218 million of debt, including scheduled repayments of $203 million of debt held at BCC. The recorded balance of debt as of June 30, 2009 was $9,116 million, of which $416 million was classified as short-term. This includes $3,436 million of debt recorded at BCC, excluding intercompany debt, of which $389 million was classified as short-term.

During the six months ended June 30, 2009, we repurchased 1,173,152 shares at an average price of $42.94 in our open market share repurchase program and 384,150 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. During the six months ended June 30, 2008, we repurchased 26,574,403 shares at an average price of $78.96 in our open market share repurchase program and 3,400 shares in stock swaps.

Credit Ratings Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A+

Short-term:
Boeing/BCC	F1	P-1	A-1

On January 29, 2009, Standard & Poor’s (S&P) affirmed Boeing’s and BCC’s A+ credit rating but changed its outlook from stable to negative, citing the challenging commercial aviation environment. On April 10, 2009, S&P placed Boeing’s and BCC’s A+ credit rating on credit watch with negative implications. The rating for short-term borrowing was reaffirmed at A-1. S&P indicated in its April 10, 2009 announcement that they expect any lowering of the long-term ratings in connection with the credit watch placement would likely be limited to one notch, which would be to an ‘A’ rating. On April 30, 2009, Fitch Ratings affirmed Boeing’s and BCC’s A+ credit rating but changed its outlook from stable to negative. On July 7, 2009, Moody’s affirmed Boeing’s A2 credit rating.

Capital Resources We believe we have substantial borrowing capability. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of June 30, 2009, neither we nor BCC had any outstanding commercial paper issuances. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings in 2009. BCC has a $5,000 million shelf registration statement that was declared effective on November 12, 2008 under which it may offer debt securities. BCC has not issued any debt securities under this registration statement, and the entire $5,000 million remains available for issuance.

On March 9, 2009, we filed a public shelf registration with the U.S. Securities and Exchange Commission for the issuance of an indeterminate amount of debt securities and common stock. On March 13, 2009, we issued notes totaling $1,850 million under the registration statement. The net proceeds after deducting the discount, underwriting fees and issuance costs were $1,817 million.

We believe our ability to access external capital resources should be sufficient to satisfy existing short-term and long-term commitments and plans. In the event we require additional funding to support strategic business opportunities, commercial aircraft financing commitments, unfavorable resolution of loss contingencies, or other business requirements, we expect to meet increased funding requirements by issuing commercial paper or term debt. At this point in time, our access to liquidity sources has not been materially impacted by the current credit environment, and we do not expect that it will be materially impacted in the near future. There can be no assurance that the cost or availability of future borrowings, if any, under our commercial paper program, in the debt markets or our credit facilities will not be materially impacted by further capital market disruptions.

We had negative Shareholders’ equity as a result of the remeasurement of our pension assets and obligations at December 31, 2008. We do not expect negative Shareholders’ equity to affect our ability to pay dividends or comply with debt covenants. However, additional deterioration in the funded status of our pension plans may result in additional contributions to those plans.

As of June 30, 2009, we continue to be in full compliance with all covenants contained in our debt agreements.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 7.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 13, including our contesting the default termination of the A-12 aircraft, litigation/arbitration involving BSSI and employment and benefits litigation brought by several of our employees.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $742 million at June 30, 2009. For additional information, see Note 6.

Income Taxes We have recorded a net liability of $1,495 million at June 30, 2009 for uncertain tax positions. For further discussion of income taxes, see Note 3.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December  31, 2008.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of June 30, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 13 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

BSSI/Superbird-6 Litigation

On December 1, 2006, BSSI was served with an arbitration demand in subrogation brought by insurers for Space Communications Corporation alleging breach of warranty, breach of contract and gross negligence relating to the Superbird-6 communications satellite, which suffered a low perigee event shortly after launch in April 2004. The low orbit allegedly damaged the satellite, and a subsequent decision to de-orbit the satellite was made less than 12 months after launch. The model 601 satellite was manufactured by BSSI and delivered for launch by International Launch Services on an Atlas launch vehicle. The insurers sought to recover in excess of $240 million from BSSI. On February 4, 2009, the arbitration panel issued a final decision rejecting the insurers’ claim for $240 million but awarding the insurers a portion of the warranty payback. The award will not have a material effect on our financial position or results of operations. On March 31, 2009, the insurers filed a motion in federal district court to vacate the arbitration award, which was denied by the court on June 23, 2009. On July 9, 2009, the insurers agreed not to pursue an appeal and signed a stipulated judgment confirming the arbitration award which has been filed with the court.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A. Risk Factors in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008, other than the risk factors updated in Part II, Item 1, Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended June 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs(2)
4/1/2009 thru 4/30/2009	21,740	$29.03		$3,610
5/1/2009 thru 5/31/2009	16,342	$43.85		$3,610
6/1/2009 thru 6/30/2009	6,936	$46.68		$3,610

TOTAL	45,018	$37.13

(1)	We purchased an aggregate of 45,018 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on April 27, 2009.

(b)	In an uncontested election, nine nominees of the Board of Directors were elected for one-year terms expiring on the date of the annual meeting in 2010. The votes were as follows:

	For	Against	Abstain
John H. Biggs	560,291,204	38,010,741	6,481,204
John E. Bryson	546,109,041	51,936,837	6,737,271
Arthur D. Collins, Jr.	565,488,044	32,381,752	6,913,353
Linda Z. Cook	551,872,988	46,374,578	6,535,583
William M. Daley	579,256,197	19,186,380	6,340,572
Kenneth M. Duberstein	554,564,218	43,434,819	6,784,112
John F. McDonnell	568,014,507	31,382,390	5,386,253
W. James McNerney, Jr.	576,253,493	23,033,652	5,496,004
Mike S. Zafirovski	554,342,928	43,744,510	6,695,711

(c)	The results of voting on Proposals 2 through 10 (as numbered in the 2009 Proxy Statement) were as follows:

2.	Management proposal to approve an amendment to The Boeing Company 2003 Incentive Stock Plan:

Number of Votes
For	309,722,229
Against	174,390,732
Abstain	5,865,129
Broker non-votes	114,805,060

3.	Advisory vote on appointment of Deloitte & Touche LLP as independent auditor:

Number of Votes
For	564,503,022
Against	35,029,439
Abstain	5,250,688
Broker non-votes	0

4.	Shareholder proposal on cumulative voting:

Number of Votes
For	159,908,676
Against	324,474,176
Abstain	5,608,162
Broker non-votes	114,792,135

5.	Shareholder proposal on an advisory vote on named executive officer compensation:

Number of Votes
For	188,671,326
Against	288,494,486
Abstain	12,821,477
Broker non-votes	114,795,860

6.	Shareholder proposal on health care principles:

Number of Votes
For	40,171,657
Against	380,996,151
Abstain	68,822,006
Broker non-votes	114,793,335

7.	Shareholder proposal on disclosure of foreign military sales:

Number of Votes
For	36,305,596
Against	391,211,218
Abstain	62,473,000
Broker non-votes	114,793,335

8.	Shareholder proposal on independent lead director:

Number of Votes
For	142,574,595
Against	340,974,121
Abstain	6,443,098
Broker non-votes	114,791,335

9.	Shareholder proposal on future severance arrangements:

Number of Votes
For	160,665,915
Against	319,449,117
Abstain	9,866,782
Broker non-votes	114,801,335

10.	Shareholder proposal on disclosure of political contributions:

Number of Votes
For	124,421,105
Against	313,529,732
Abstain	52,038,978
Broker non-votes	114,793,335

Item 6. Exhibits

(3)	By-Laws of The Boeing Company, as amended and restated on June 8, 2009 (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 8, 2009).

(10)	Material Contracts.

(i) The Boeing Company 2003 Incentive Stock Plan (As Amended and Restated Effective February 23, 2009) (Appendix A to the Definitive Proxy Statement filed by the Company on March 13, 2009).

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31)(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 22, 2009	/S/ ROBERT J. PASTERICK
(Date)	Robert J. Pasterick
Vice President Finance
& Corporate Controller
(Chief Accounting Officer)