Form 10-Q
period 2009-09-30
BOEING CO
filed 2009-10-21
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 16, 2009, there were 726,599,064 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 29 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2009

Part I. Financial Information

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Sales of products	$42,098	$40,393	$13,967	$12,407
Sales of services	8,246	7,852	2,721	2,886

Total revenues	50,344	48,245	16,688	15,293

Cost of products	(35,432)	(32,736)	(12,273)	(10,311)
Cost of services	(6,468)	(6,179)	(2,165)	(2,176)
Boeing Capital Corporation interest expense	(132)	(173)	(42)	(54)

Total costs and expenses	(42,032)	(39,088)	(14,480)	(12,541)

	8,312	9,157	2,208	2,752
Income from operating investments, net	186	195	84	72
General and administrative expense	(2,584)	(2,350)	(868)	(740)
Research and development expense, net	(5,504)	(2,811)	(3,574)	(937)
(Loss)/gain on dispositions, net	(7)	2	(1)

Earnings/(loss) from operations	403	4,193	(2,151)	1,147
Other income/(loss), net	7	257	(4)	55
Interest and debt expense	(229)	(145)	(92)	(49)

Earnings/(loss) before income taxes	181	4,305	(2,247)	1,153
Income tax (expense)/benefit	(129)	(1,565)	687	(470)

Net earnings/(loss) from continuing operations	52	2,740	(1,560)	683
Net (loss)/gain on disposal of discontinued operations, net of taxes of $5, ($10), $2 and ($6)	(8)	18	(4)	12

Net earnings/(loss)	$44	$2,758	$(1,564)	$695

Basic earnings/(loss) per share from continuing operations	$0.08	$3.78	$(2.22)	$0.95
Net (loss)/gain on disposal of discontinued operations, net of taxes	(0.01)	0.02	(0.01)	0.02

Basic earnings/(loss) per share	$0.07	$3.80	$(2.23)	$0.97

Diluted earnings/(loss) per share from continuing operations	$0.07	$3.74	$(2.22)	$0.94
Net (loss)/gain on disposal of discontinued operations, net of taxes	(0.01)	0.02	(0.01)	0.02

Diluted earnings/(loss) per share	$0.06	$3.76	$(2.23)	$0.96

Cash dividends paid per share	$1.26	$1.20	$0.42	$0.40

Weighted average diluted shares (millions)	708.1	734.2	701.3	721.9

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	September 30 2009	December 31 2008
Assets
Cash and cash equivalents	$6,095	$3,268
Short-term investments	351	11
Accounts receivable, net	6,718	5,602
Current portion of customer financing, net	341	425
Deferred income taxes	741	1,046
Inventories, net of advances and progress billings	15,981	15,612

Total current assets	30,227	25,964
Customer financing, net	5,923	5,857
Property, plant and equipment, net of accumulated depreciation of $12,742 and $12,280	8,912	8,762
Goodwill	4,293	3,647
Other acquired intangibles, net	2,920	2,685
Deferred income taxes	3,835	4,114
Investments	1,120	1,328
Pension plan assets, net	20	16
Other assets, net of accumulated amortization of $511 and $400	1,417	1,406

Total assets	$58,667	$53,779

Liabilities and shareholders’ equity
Accounts payable	$7,053	$5,871
Other accrued liabilities	12,217	11,564
Advances and billings in excess of related costs	11,792	12,737
Income taxes payable	14	41
Short-term debt and current portion of long-term debt	973	560

Total current liabilities	32,049	30,773
Accrued retiree health care	7,344	7,322
Accrued pension plan liability, net	8,553	8,383
Non-current income taxes payable	998	1,154
Other long-term liabilities	535	337
Long-term debt	10,065	6,952
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized; shares issued – 1,012,261,159 and 1,012,261,159 shares	5,061	5,061
Additional paid-in capital	3,956	3,456
Treasury shares, at cost – 285,761,457 and 285,661,944 shares	(17,733)	(17,758)
Retained earnings	22,104	22,675
Accumulated other comprehensive loss	(12,821)	(13,525)
ShareValue Trust shares – 29,338,820 and 28,460,769	(1,595)	(1,203)

Total Boeing shareholders’ equity	(1,028)	(1,294)
Noncontrolling interest	151	152

Total shareholders’ equity	(877)	(1,142)

Total liabilities and shareholders’ equity	$58,667	$53,779

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2009	2008
Cash flows – operating activities:
Net earnings	$44	$2,758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	180	159
Depreciation	1,047	952
Amortization of other acquired intangibles	152	122
Amortization of debt discount/premium and issuance costs	7	8
Investment/asset impairment charges, net	66	21
Customer financing valuation provision	31	73
Loss/(gain) on disposal of discontinued operations	13	(28)
Loss/(gain) on dispositions, net	7	(2)
Other charges and credits, net	170	83
Excess tax benefits from share-based payment arrangements	(5)	(100)
Changes in assets and liabilities –
Accounts receivable	(818)	(145)
Inventories, net of advances and progress billings	(582)	(1,670)
Accounts payable	1,169	742
Other accrued liabilities	1,091	(570)
Advances and billings in excess of related costs	(961)	(2,061)
Income taxes receivable, payable and deferred	133	733
Other long-term liabilities	(3)	(157)
Pension and other postretirement plans	819	(159)
Customer financing, net	(204)	628
Other	35	(147)

Net cash provided by operating activities	2,391	1,240

Cash flows – investing activities:
Property, plant and equipment additions	(965)	(1,229)
Property, plant and equipment reductions	25	16
Acquisitions, net of cash acquired	(639)	(490)
Contributions to investments	(728)	(6,372)
Proceeds from investments	606	8,399
Payments on Sea Launch guarantees	(448)
Purchase of distribution rights		(151)

Net cash (used)/provided by investing activities	(2,149)	173

Cash flows – financing activities:
New borrowings	3,772	5
Debt repayments	(256)	(616)
Repayments of distribution rights financing		(210)
Stock options exercised, other	8	43
Excess tax benefits from share-based payment arrangements	5	100
Employee taxes on certain share-based payment arrangements	(19)	(81)
Common shares repurchased	(50)	(2,583)
Dividends paid	(915)	(901)

Net cash provided/(used) by financing activities	2,545	(4,243)

Effect of exchange rate changes on cash and cash equivalents	40	(26)

Net increase/(decrease) in cash and cash equivalents	2,827	(2,856)
Cash and cash equivalents at beginning of year	3,268	7,042

Cash and cash equivalents at end of period	$6,095	$4,186

Non-cash investing and financing activities:
Purchase of distribution rights	$316	$170

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2008	$5,061	$4,757	($14,842)	($2,752)	$21,376	($4,596)	$74	$9,078

Net earnings					2,672		(2)	2,670
Unrealized loss on derivative instruments, net of tax of $93						(159)		(159)
Unrealized loss on certain investments, net of tax of $61						(121)		(121)
Reclassification adjustment for losses realized in net earnings, net of tax of $(2)						4		4
Currency translation adjustment						(180)		(180)
Postretirement liability adjustment, net of tax of $(4,883)						(8,565)		(8,565)

Comprehensive expense								(6,351)

Share-based compensation and related dividend equivalents		243			(8)			235
ShareValue Trust activity		(1,540)		1,452				(88)
Excess tax pools		99						99
Treasury shares issued for stock options exercised, net		(9)	53					44
Treasury shares issued for other share-based plans, net		(94)	65					(29)
Treasury shares repurchased			(2,937)					(2,937)
Treasury shares transfer			(97)	97
Cash dividends declared ($1.62 per share)					(1,187)			(1,187)
Postretirement transition amount, net of tax of $50					(178)	92		(86)
Increase in noncontrolling interest							80	80

Balance December 31, 2008	$5,061	$3,456	($17,758)	($1,203)	$22,675	($13,525)	$152	($1,142)

Net earnings					44		(1)	43
Unrealized gain on derivative instruments, net of tax of ($82)						144		144
Unrealized gain on certain investments, net of tax of ($20)						32		32
Reclassification adjustment for losses realized in net earnings, net of tax of $(9)						14		14
Currency translation adjustment						147		147
Postretirement liability adjustment, net of tax of $(234)						367		367

Comprehensive income								747

Share-based compensation and related dividend equivalents		184						184
ShareValue Trust activity		392		(392)
Excess tax pools		(1)						(1)
Treasury shares issued for stock options exercised, net		(4)	13					9
Treasury shares issued for other share-based plans, net		(71)	62					(9)
Treasury shares repurchased			(50)					(50)
Dividends related to share-based plans payout					(5)			(5)
Cash dividends declared ($0.84 per share)					(610)			(610)

Balance September 30, 2009	$5,061	$3,956	($17,733)	($1,595)	$22,104	($12,821)	$151	($877)

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Revenues:
Commercial Airplanes	$24,868	$23,674	$7,883	$6,946
Integrated Defense Systems:
Boeing Military Aircraft	10,324	10,169	3,951	3,702
Network and Space Systems	8,492	8,485	2,711	2,987
Global Services and Support	6,298	5,352	2,082	1,808

Total Integrated Defense Systems	25,114	24,006	8,744	8,497
Boeing Capital Corporation	496	535	166	171
Other segment	125	527	51	300
Unallocated items and eliminations	(259)	(497)	(156)	(621)

Total revenues	$50,344	$48,245	$16,688	$15,293

Earnings/(loss) from operations:
Commercial Airplanes	$(1,603)	$2,154	$(2,837)	$394
Integrated Defense Systems:
Boeing Military Aircraft	1,160	929	486	388
Network and Space Systems	698	806	252	302
Global Services and Support	612	616	147	164

Total Integrated Defense Systems	2,470	2,351	885	854
Boeing Capital Corporation	112	143	39	37
Other segment	(105)	(233)	(36)	(48)
Unallocated items and eliminations	(471)	(222)	(202)	(90)

Earnings/(loss) from operations	403	4,193	(2,151)	1,147
Other income/(loss), net	7	257	(4)	55
Interest and debt expense	(229)	(145)	(92)	(49)

Earnings/(loss) before income taxes	181	4,305	(2,247)	1,153
Income tax (expense)/benefit	(129)	(1,565)	687	(470)

Net earnings/(loss) from continuing operations	52	2,740	(1,560)	683
Net (loss)/gain on disposal of discontinued operations, net of taxes of $5, ($10), $2 and ($6)	(8)	18	(4)	12

Net earnings/(loss)	$44	$2,758	$(1,564)	$695

Research and development expense, net:
Commercial Airplanes	$4,642	$2,108	$3,272	$705
Integrated Defense Systems:
Boeing Military Aircraft	430	361	143	121
Network and Space Systems	293	227	108	73
Global Services and Support	126	113	42	38

Total Integrated Defense Systems	849	701	293	232
Other segment	13	2	9

Total research and development expense, net	$5,504	$2,811	$3,574	$937

This information is an integral part of the Notes to Condensed Consolidated Financial Statements. See Note 15 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. We have evaluated subsequent events through October 21, 2009, which is the date that these financial statements were issued. The results of operations for the period ended September 30, 2009, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2008 Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current period’s presentation. Effective January 1, 2009, we adopted a newly issued accounting standard which was retrospectively applied and requires the noncontrolling interest to be separately presented as a component of shareholders’ equity on the Condensed Consolidated Statements of Financial Position and Shareholders’ Equity.

Note 2 – Acquisition

On July 30, 2009, we acquired the business, assets and operations of Vought Aircraft Industries, Inc.’s (Vought) 787 business conducted at North Charleston, South Carolina. In connection with the acquisition, we paid cash consideration at closing of $592 and released Vought from its obligation to repay amounts of $416 previously advanced by us. Vought’s 787 business produces aft fuselage sections, including the fabrication, assembly and systems installation, for the 787 program. The results of operations from the acquisition date are included in our Commercial Airplanes’ segment. Management expects to complete the allocation process in the fourth quarter of 2009.

The preliminary allocation of the purchase price is as follows:

Net inventory	$187
Property, plant and equipment	227
Goodwill	605
Finite-lived intangible assets[1]	50
Accounts payable	(24)
Other accrued liabilities	(32)
Other long-term liabilities	(5)

Total net assets acquired	$1,008

[1]	The weighted average amortization period for finite-lived intangible assets is 17 years.

Note 3 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share are as follows:

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Weighted average shares outstanding	701.6	724.5	701.3	714.6
Participating securities	3.6	2.9		3.1

Basic weighted average shares outstanding	705.2	727.4	701.3	717.7
Dilutive potential common shares	2.9	6.8		4.2

Diluted weighted average shares outstanding	708.1	734.2	701.3	721.9

As a result of incurring a net loss for three months ended September 30, 2009, participating securities of 3.9 million and potential common shares of 2.5 million were excluded from diluted earnings per share because the effect would have been anti-dilutive.

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

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Stock options	17.4	14.7	16.8	15.8
ShareValue Trust	13.1	12.6	13.1	12.6
Performance Awards	3.7	2.8	3.7	2.8
Performance Shares	0.8	0.7	0.8	0.7
Stock units	0.3	0.2	0.2	0.3

Note 4 – Income Taxes

The year-over-year tax rate variances are primarily due to lower pre-tax income in 2009 which was partially offset by research and development tax credit benefits that exist in 2009, but did not exist as of the third quarter of 2008. The year-to-date 2009 tax expense reflects discrete tax adjustments of $107 and a projected full year tax rate of 20%.

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

The unrecognized tax benefits for the nine months ended September 30, 2009 increased by $209. This increase was primarily attributable to federal and state research and development tax credits.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve some or all of the matters presently under consideration for 1998-2006 with the IRS. Depending on the timing and outcomes of the audit settlements, unrecognized tax benefits that affect the effective tax rate could increase earnings by up to $600 based on current estimates.

Note 5 – Inventories

Inventories consisted of the following:

	September 30 2009	December 31 2008
Long-term contracts in progress	$14,829	$14,051
Commercial aircraft programs[1]	18,162	19,309
Commercial spare parts, used aircraft, general stock materials and other	4,919	4,340

	37,910	37,700
Less advances and progress billings	(21,929)	(22,088)

	$15,981	$15,612

[1]

Includes deferred production costs related to the 777 program of $612 and $1,223 and unamortized tooling related to the 777 program of $208 and $255 as of September 30, 2009 and December 31, 2008. Also includes work in process (including deferred production costs), supplier advances, and tooling and other non-recurring costs related to the 787 program of $2,828, $2,181 and $996 as of September 30, 2009 and $3,021, $2,548 and $755 as of December 31, 2008.

In August 2009, we concluded that the first three flight-test airplanes for the 787 program will not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. Therefore, $2,481 in costs previously recorded for the first three flight-test airplanes were reclassified from program inventory to Research and development expense during the third quarter of 2009. Costs incurred in August and September 2009 of $138 related to these flight-test airplanes were also included in research and development expense.

Delta launch program inventories that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021 are included in long-term contracts in progress inventories. At September 30, 2009 and December 31, 2008, the inventory balance was $1,827 and $1,822, of which $1,119 relates to yet unsold launches at September 30, 2009. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $85. See Note 8.

Inventories included $235 subject to claims or other uncertainties relating to the A-12 program as of September 30, 2009 and December 31, 2008. See Note 14.

Note 6 – Investments

Our investments, which are recorded in Short-term investments or Investments, consisted of the following:

	September 30 2009	December 31 2008
Time deposits	$350
Available-for-sale investments	148	$352
Equity method investments	947	942
Other investments	26	45

Total investments	$1,471	$1,339

Available-For-Sale Investments

Our investments in available-for-sale debt and equity securities consisted of the following:

	September 30, 2009				December 31, 2008
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt:
Residential mortgage- backed securities	$135		$(22)	$113	$285		$(89)	$196
Other debt obligations	6		(1)	5	172		(16)	156
Equity	39	$1	(10)	30

Total	$180	$1	$(33)	$148	$457		$(105)	$352

Debt securities that have been in a continuous unrealized loss position for 12 months or longer are as follows:

	September 30, 2009		December 31, 2008
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed securities	$113	$(22)	$28	$(14)
Other debt obligations	5	(1)	21	(6)

Total	$118	$(23)	$49	$(20)

We believe that the unrealized losses, other than those included in the table below, are not other-than-temporary. The unrealized losses are driven by market illiquidity that has caused price deterioration. We use analytic tools to assess the fundamentals of these securities to identify their individual sources of risk and potential for other-than-temporary impairment. Our quarterly assessment includes review of current market liquidity, interest rate risk, extension risk, credit rating downgrades and credit default swap spreads, as well as analysis of performance of the underlying collateral. We do not have a foreseeable need to liquidate the portfolio and anticipate recovering the full cost of the securities either as market conditions improve, or as the securities mature.

Effective April 1, 2009, we adopted a newly issued accounting standard on the recognition of other-than-temporary impairments of debt securities. Upon initial adoption, the amount of credit losses recognized in retained earnings at March 31, 2009 was not material. Other-than-temporary impairment losses recognized in Net earnings, related to available-for-sale investments, from the effective date of April 1, 2009, were as follows:

	Six months ended September 30	Three months ended September 30
	2009	2009
Total gross unrealized losses on other-than-temporarily impaired securities	$(57)	$(6)
Portion of losses recognized in Comprehensive income (before taxes)	46	5

Net other-than-temporary-impairment losses recognized in Net earnings/(loss)	$(11)	$(1)

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

Gross realized gains and losses on available-for-sale investment securities were not material for the nine and three months ended September 30, 2009 and 2008.

The contractual maturities of available-for-sale debt securities at September 30, 2009, were as follows:

	Cost	Fair Value
Due in 1 year or less	$1	$1
Due from 1 to 5 years	4	3
Due from 5 to 10 years	1	1
Due after 10 years	135	113

Total	$141	$118

Note 7 – Liabilities, Commitments and Contingencies

Environmental Matters

The following table summarizes environmental matter activity recorded during the nine months ended September 30, 2009 and 2008.

	Environmental Liabilities
	2009	2008
Beginning balance – January 1	$731	$679
Reductions for payments made	(52)	(62)
Changes in estimates	53	114

Ending balance – September 30	$732	$731

The liabilities recorded represent our best estimate of costs expected to be incurred to remediate, operate and maintain sites over periods of up to 30 years. It is reasonably possible that we may incur additional charges because of regulatory complexities, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates to remediate identified contamination at all sites based on our experience and existing laws and regulations. At September 30, 2009 and December 31, 2008 our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $949 and $1,206.

Product Warranties

The following table summarizes product warranty activity recorded during the nine months ended September 30, 2009 and 2008.

	Product Warranty Liabilities
	2009	2008
Beginning balance – January 1	$959	$962
Additions for current year deliveries	126	128
Reductions for payments made	(172)	(175)
Changes in estimates	83	16

Ending balance – September 30	$996	$931

Discontinued Operations

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. As of September 30, 2009 and December 31, 2008, our maximum exposure to loss associated with the loss sharing arrangement was $220 and $232. As of September 30, 2009 and December 31, 2008, the accrued liability under the loss sharing arrangement was $55 and $39.

Commercial Aircraft Commitments

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. The total contractual trade-in value was $538 and $1,045 as of September 30, 2009 and December 31, 2008. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is continually assessed, taking into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. There were no probable contractual trade-in commitments as of September 30, 2009. Trade-in commitment agreements have expiration dates from 2010 through 2023.

Sea Launch

On June 22, 2009, the Sea Launch venture, in which Boeing Commercial Satellite Company (BCSC), a subsidiary of The Boeing Company, is a 40% partner with RSC Energia of Russia (25%), Aker ASA of

Norway (20%), PO Yuzhmash (10%) and SDO Yuzhnoye (5%) of the Ukraine, filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the Chapter 11 Filing). The Chapter 11 Filing constituted an event of default or otherwise accelerated approximately $448 of outstanding indebtedness of Sea Launch for which we and an affiliate of one other Sea Launch partner had previously issued credit guarantees on a joint-and-several basis. On July 1, 2009, we paid the entire $448 due under our guarantee. Among other options, we have a right to reimbursement from Sea Launch as well as rights to reimbursement from the other Sea Launch partners, who are each obligated to reimburse us so that we contribute no more than our proportional ownership percentage (40% or $179) in Sea Launch of the aggregate guarantee payment obligations. On September 11, 2009, the other guarantor of Sea Launch’s debt executed a promissory note which obligates it to pay us $122 in three payments beginning in 2009 and ending in the fourth quarter of 2010. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the remaining $147 related to our guarantee payment. We intend to pursue vigorously all of our rights and remedies against Sea Launch and the other Sea Launch partners.

As a result of the Sea Launch bankruptcy $523 of principal and interest associated with a loan by BCSC also become repayable by Sea Launch. Certain other Sea Launch partners have guaranteed this loan, and we believe we can recover the proportionate amounts due from such partners of $209. We intend to pursue vigorously all of our rights and remedies to recover amounts associated with this loan.

The following table summarizes receivables from Sea Launch for which we have recourse to the other Sea Launch partners:

(Dollars in millions)	Receivables	Established Reserves	Estimated Proceeds from Recourse
Receivables related to credit guarantee payments	$448	$179	$269
Receivables related to partner loans (principal and interest)	523	314	209

	$971	$493	$478

In the event we are unable to secure reimbursement from Sea Launch or certain Sea Launch partners of $269 related to our payment under the credit guarantees and $209 related to the previously made loans to Sea Launch, we could incur additional pre-tax charges of up to $478.

Sea Launch management continues to operate the business while seeking debtor-in-possession financing to address cash needs. In October 2009, the bankruptcy court granted Sea Launch a three month extension to file a reorganization plan.

C-17

As of September 30, 2009, we delivered 190 of the 205 C-17 aircraft currently under contract with the United States Air Force (USAF), with final deliveries scheduled for 2010. The 205 C-17 aircraft total includes the Fiscal Year 2008 order for 15 aircraft that the USAF placed on contract in February 2009. Through September 30, 2009, we have directed key suppliers to begin work on a total of 23 aircraft beyond the aircraft currently in backlog. The long-lead items are required to support 8 aircraft funded in the Fiscal Year 2009 supplemental defense spending bill, signed by the President of the United States in June 2009, anticipated international orders, and possible future funding for USAF orders in Fiscal Year 2010. Inventory expenditures and potential termination liabilities to suppliers totaled approximately $425 at September 30, 2009. Should additional orders not materialize, it is reasonably possible that we will decide in 2009 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond the 205 currently under contract with the USAF.

Customer Financing Exposure

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations were as follows:

	September 30 2009	December 31 2008
717 Aircraft ($670 and $694 accounted for as operating leases)*	$2,287	$2,365
757 Aircraft ($721 and $780 accounted for as operating leases)*	920	991
767 Aircraft ($164 and $181 accounted for as operating leases)	488	540
MD-11 Aircraft ($412 and $536 accounted for as operating leases)*	412	536
737 Aircraft ($416 and $453 accounted for as operating leases)	594	464

*	Out-of-production aircraft

Future Lease Commitments

As of September 30, 2009 and December 31, 2008, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $162 and $197. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of September 30, 2009 and December 31, 2008, Other accrued liabilities included $14 and $32 attributable to adverse commitments under these lease arrangements.

Financing Commitments

Financing commitments totaled $9,599 and $10,145 as of September 30, 2009 and December 31, 2008. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances given recent capital market disruptions that we will not be required to fund greater amounts than historically required.

In connection with the formation of ULA, we and Lockheed Martin Corporation (Lockheed) each agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements during the five-year period following December 1, 2006. ULA did not request any funds under the line of credit as of September 30, 2009. We and Lockheed have also each committed to provide ULA with up to $122 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $6,602 and $5,763 as of September 30, 2009 and December 31, 2008.

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

As of September 30, 2009	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,938	$3,921	$7
Indemnifications to ULA**	807		19
Other credit guarantees	150	139	2
Residual value guarantees	51	44	10

As of December 31, 2008	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,024	$4,014	$7
Indemnifications to ULA**	1,184		7
Credit guarantees related to the Sea Launch venture	451	271	180
Other credit guarantees	158	145	11
Residual value guarantees	51	47	10

*	Amounts included in Other accrued liabilities

**	Amount includes contributed Delta launch program inventory of $406 and $813, plus $348 related to the pricing of certain contracts and $53 and $23 related to miscellaneous Delta contracts at September 30, 2009 and December 31, 2008.

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

We agreed to indemnify ULA against losses in the event that costs associated with $1,360 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable and allowable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA has sold $982 of inventories that were contributed by us.

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

Note 9 – Debt

On March 9, 2009, we filed a public shelf registration with the U.S. Securities and Exchange Commission for the issuance of an indeterminate amount of debt securities and common stock. On March 13, 2009, we issued notes totaling $1,850, which included $700 bearing an interest rate of 5% due March 15, 2014, $650 bearing an interest rate of 6% due March 15, 2019 and $500 bearing an interest rate of 6.875% due March 15, 2039. The net proceeds after deducting the discount, underwriting fees and issuance costs were $1,817. On July 28, 2009, we issued notes totaling $1,950, which included $750 bearing an interest rate of 3.5% due February 15, 2015, $750 bearing an interest rate of 4.875% due February 15, 2020 and $450 bearing an interest rate of 5.875% due February 15, 2040. The net proceeds after deducting the discount, underwriting fees and issuance costs were $1,914. We may redeem each series of notes issued in 2009 at any time prior to maturity, in whole or in part, upon at least 30 days notice, at a redemption price equal to the principal amount of the notes to be redeemed plus a make-whole premium, together with accrued interest on such notes to the redemption date. The notes are unsecured senior obligations and rank equally in right of payment with all our existing and future unsecured and unsubordinated indebtedness.

Note 10 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$818	$713	$273	$238
Interest cost	2,223	2,113	741	705
Expected return on plan assets	(2,803)	(2,852)	(935)	(951)
Amortization of prior service costs	182	154	61	50
Recognized net actuarial loss	486	295	162	99
Settlement/curtailment loss	2

Net periodic benefit cost	$908	$423	$302	$141

Net periodic benefit cost included in Earnings/(loss) from operations	$656	$583	$230	$176

	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefit Plans	2009	2008	2009	2008
Components of net periodic benefit cost
Service cost	$99	$95	$33	$32
Interest cost	349	344	116	115
Expected return on plan assets	(4)	(7)	(1)	(3)
Amortization of prior service costs	(67)	(70)	(22)	(23)
Recognized net actuarial loss	71	64	24	21

Net periodic benefit cost	$448	$426	$150	$142

Net periodic benefit cost included in Earnings/(loss) from operations	$466	$418	$163	$132

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of the reporting period.

During the nine months ended September 30, 2009 and 2008, we made discretionary pension contributions of $60 and $531. During the nine months ended September 30, 2009 and 2008, we made contributions to our other postretirement benefit plans of $12 and $11.

Note 11 – Share-Based Compensation and Other Compensation Arrangements

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

Performance Awards

On February 23, 2009, we also granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2011. The minimum payout is $0 and the maximum payout is $304.

Note 12 – Derivative Financial Instruments

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

Fair Value Hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. Gains/(losses) of hedged items designated and qualifying in fair value hedges recognized in earnings for the nine and three months ended September 30, 2009 were not material.

Notional Amounts and Fair Values

The fair values of derivative instruments are recorded in the Condensed Consolidated Statements of Financial Position. The notional amounts and fair values were as follows:

	Notional amounts[1]		Other assets		Other accrued liabilities
	September 30 2009	December 31 2008	September 30 2009	December 31 2008	September 30 2009	December 31 2008
Derivatives designated as hedging instruments
Foreign exchange contracts	$2,449	$1,992	$248	$26	$(25)	$(39)
Interest rate contracts	817	817	38	48		(3)
Commodity contracts	196	147			(88)	(75)

	3,462	2,956	286	74	(113)	(117)
Derivatives not receiving hedge accounting treatment
Foreign exchange contracts	610	646	38	42	(103)	(128)
Warrants		21		10

Total derivatives	4,072	3,623	324	126	(216)	(245)
Netting arrangements			(111)	(64)	111	64

Net recorded balance			$213	$62	$(105)	$(181)

[1]	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and its effect on Accumulated other comprehensive loss or earnings during the nine and three months ended September 30, 2009 were as follows:

	Nine months ended	Three months ended	Location gains/(losses) are recognized
Effective portion recognized in other comprehensive income, net of taxes–
Foreign exchange contracts	$146	$69	Accumulated other comprehensive loss
Commodity contracts	(22)	3	Accumulated other comprehensive loss
Ineffective portion recognized in earnings–
Foreign exchange contracts	37	4	Other income/(loss), net
Undesignated hedges recognized in earnings–
Foreign exchange contracts	(21)	(5)	Other income/(loss), net

Based on our portfolio of cash flow hedges, we expect to reclassify gains of $46 (pre-tax) during the next 12 months.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our 5-year credit facility, expiring November 2012. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a liability position at September 30, 2009 is $88. At September 30, 2009, there were no aggregate derivative positions requiring the posting of collateral.

Note 13 – Fair Value Measurements

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

		Fair Value Measurements at September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$2,940	$2,940
Available-for-sale investments:
Debt:
Residential mortgage-backed securities	113		$113
Other debt obligations	5			$5
Equity	30	30
Derivatives	213		213

Total assets	$3,301	$2,970	$326	$5

Liabilities
Derivatives	$(105)		$(105)

Total liabilities	$(105)		$(105)

		Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$2,128	$2,128
Available-for-sale debt investments:
Residential mortgage-backed securities	196		$196
Other debt obligations	156		151	$5
Derivatives	62		52	10

Total assets	$2,542	$2,128	$399	$15

Liabilities
Derivatives	$(181)		$(181)

Total liabilities	$(181)		$(181)

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

Assets that are measured at fair value on a nonrecurring basis were not material during the nine and three months ended September 30, 2009 and 2008.

Fair Value Disclosures

The following table presents our assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values consisted of the following:

	September 30 2009		December 31 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable, net	$6,718	$6,461	$5,602	$5,443
Notes receivable	1,300	1,330	950	954
Liabilities
Debt, excluding capital lease obligations	(10,973)	(12,065)	(7,441)	(7,923)
Accounts payable	(7,053)	(6,934)	(5,871)	(5,871)
Residual value and credit guarantees	(31)	(18)	(208)	(52)
Contingent repurchase commitments	(7)	(58)	(7)	(38)

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

Note 14 – Legal Proceedings

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

A-12 Litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2009, inventories included approximately $585 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to that court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. We believe that the ruling of the Court of Appeals upholding the default termination is erroneous and in conflict with the governing law. On August 14, 2009, we filed a Combined Petition for Panel Rehearing and for Rehearing En Banc in the Court of Appeals for the Federal Circuit. The Court has requested that the government file a response to our Combined Petition. The timing for a ruling on the Petition is uncertain.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2009. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,470). In that event, our loss would total approximately $1,681 in pre-tax charges.

Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,137, including interest from June 26, 1991.

Employment and Benefits Litigation

On March 2, 2006, we were served with a complaint filed in the U.S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit AeroSystems, Inc. (Spirit) near the time of our sale of the Wichita facility were tainted by age discrimination, violated Employee Retirement Income Security Act (ERISA), violated our collective bargaining agreements, and constituted retaliation. The case is brought as a class action on behalf of individuals not hired by Spirit. While we believe that Spirit has an obligation to indemnify Boeing for claims relating to the 2005 sales transaction, Spirit has refused to indemnify Boeing for all claims arising from employment activity prior to January 1, 2005. On June 4, 2008, claims by individuals who filed consents to join the Age Discrimination Employment Act collective action and were terminated by Boeing prior to January 1, 2005 were dismissed by stipulated order. On June 15, 2009, plaintiffs filed a motion seeking class certification for certain former Boeing employees at the Wichita, Tulsa and McAlester facilities over the age of 40 who were laid off between January 1, 2005 and July 1, 2005, and were not hired by Spirit on June 17, 2005. On July 31, 2009, Boeing filed motions opposing class certification and seeking dismissal of the ERISA and breach of contract claims. On August 14, 2009, Boeing filed a motion seeking dismissal, or in the alternative, decertification of the age claims. Plaintiffs’ reply brief on certification of ERISA §510 and Labor-Management Relations Act (LMRA) §301 classes was filed on August 28, 2009. Plaintiffs’ response to Defendants’ motion for summary judgment on Plaintiffs’ ERISA §510 and LMRA §301 claims was filed on September 11, 2009.

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

On September 13, 2006, two UAW Local 1069 retirees filed a class action lawsuit in the U.S. District Court for the Middle District of Tennessee alleging that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the LMRA and §502(a)(1)(B) of ERISA. On September 15, 2006, we filed a lawsuit in the U.S. District Court for the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a declaratory judgment confirming that we have the legal right to make changes to these medical benefits. On June 4, 2007, the Middle District of Tennessee ordered that its case be transferred to the Northern District of Illinois. The two cases were consolidated on September 24, 2007. On January 17, 2008, the court granted the UAW’s motion to amend the complaint to drop the retirees’ claim for vested lifetime benefits based on successive collective bargaining agreements and instead allege that the current collective bargaining agreement is the sole alleged source of rights to retiree medical benefits. Both parties filed Motions for Class Certification on November 16, 2007 and filed briefs on class certification on February 28, 2008. The parties filed cross-motions for summary judgment on May 27, 2008. On September 30, 2008, the court certified a class of retirees for all claims. On September 9, 2009, the court granted Boeing’s motion and ruled that the retiree medical benefits were not vested lifetime benefits and that the 2006 changes to benefits did not violate the 2005 collective bargaining agreement. On October 8, 2009, the plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the VIP Plan), alleged that fees and expenses incurred by the VIP Plan were and are unreasonable and excessive, not incurred solely for the benefit of the VIP Plan and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs filed a motion to certify the class, which we opposed. On December 14, 2007, the court granted plaintiffs leave to file an amended complaint, which complaint added our Employee Benefits Investment Committee as a defendant and included new allegations regarding alleged breach of fiduciary duty. The stay of proceedings entered by the court on September 10, 2007, pending resolution by the U.S. Court of Appeals for the Seventh Circuit of Lively v. Dynegy, Inc., was lifted on April 3, 2008, after notification that the Lively case had settled. On April 16, 2008, plaintiffs sought leave to file a second amended complaint, which we opposed, which would add investment performance allegations. On August 22, 2008, the court granted plaintiffs leave to file their second amended complaint to add investment performance allegations. On September 29, 2008, the court granted plaintiffs’ motion to certify the class of current, past and future participants or beneficiaries in the VIP Plan. On September 9, 2008, we filed a motion for summary judgment to dismiss claims arising prior to September 27, 2000 based on the ERISA statute of limitations. On October 14, 2008, we filed a petition for leave to appeal the class certification order to the Seventh Circuit Court of Appeals. The plaintiffs opposed this motion and it is currently pending before the court of appeals. On January 15, 2009, we filed a motion seeking dismissal of all claims as a matter of law. On August 10, 2009, the Seventh Circuit Court of Appeals granted Boeing’s motion for leave to appeal the class certification order. The district court entered a stay of proceedings in the trial court pending resolution of the class certification appeal.

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

On October 21, 2008, the jury returned a verdict awarding ICO compensatory damages of $371 plus interest, based upon findings of contract breach, fraud and interference with contract. On October 31, 2008, the jury awarded ICO punitive damages of $236. On January 2, 2009, the court entered judgment for ICO in the amount of $631 which included $24 in prejudgment interest.

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

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers initially sought over $385 in damages and $10 in lost profits, but recently revised their demand to $263. BSSI has asserted a counterclaim against Telesat for $6 in unpaid performance incentive payments and also a $180 contingent counterclaim on the theory that any ultimate award to reimburse the insurers for their payments to Telesat could only result from Telesat’s breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand. The arbitration has been stayed pending an application by Telesat to the Ontario Superior Court on a preliminary issue. The arbitration hearing remains scheduled for November 2010.

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

Note 15 – Business Segment Data

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

Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Commercial Airplanes	$586	$1,076	$184	$743
Boeing Capital Corporation	65	67	21	26

Total	$651	$1,143	$205	$769

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

	Nine months ended September 30		Three months ended September 30
Unallocated items and eliminations	2009	2008	2009	2008
Share-based plans	$(140)	$(115)	$(24)	$(70)
Deferred compensation	(134)	136	(88)	55
Pension	69	(194)	24	(51)
Postretirement	(61)	(60)	(17)	(20)
Capitalized interest	(42)	(38)	(15)	(11)
Other unallocated items and eliminations	(163)	49	(82)	7

Total	$(471)	$(222)	$(202)	$(90)

Assets	September 30 2009	December 31 2008
Commercial Airplanes	$20,163	$18,893
Integrated Defense Systems:
Boeing Military Aircraft	6,024	5,746
Network and Space Systems	7,362	7,177
Global Services and Support	3,888	3,559

Total Integrated Defense Systems	17,274	16,482
Boeing Capital Corporation	6,120	6,073
Other segment	1,366	1,207
Unallocated items and eliminations	13,744	11,124

Total assets	$58,667	$53,779

Liabilities
Commercial Airplanes	$18,446	$17,141
Integrated Defense Systems:
Boeing Military Aircraft	3,456	3,675
Network and Space Systems	944	1,239
Global Services and Support	1,390	1,352

Total Integrated Defense Systems	5,790	6,266
Boeing Capital Corporation	3,780	4,115
Other segment	810	845
Unallocated items and eliminations	30,718	26,554

Total liabilities	$59,544	$54,921

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2009, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008, and the related condensed consolidated statement of shareholders’ equity for the nine-month period ended September 30, 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended prior to retrospective adjustment for the adoption of the new accounting standard on noncontrolling interests (such consolidated financial statements are not presented herein); and in our report dated February 9, 2009 (which includes an explanatory paragraph relating to the Company’s change in its method of accounting for pension and postretirement benefits), we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments that were applied to retrospectively adjust the December 31, 2008 consolidated statement of financial position (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position and the consolidated statement of shareholders’ equity in deriving the accompanying retrospectively adjusted condensed consolidated statement of financial position as of December 31, 2008 and the condensed consolidated statement of shareholders’ equity for the year then ended.

/s/    Deloitte & Touche LLP

Chicago, Illinois

October 21, 2009

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “targets,” “anticipates,” and similar expressions are used to identify these forward-looking statements. Forward-looking statements are based upon assumptions about future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak to events only as of the date they are made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. Specific factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission:

•	the effect of economic conditions in the United States and globally;

•	the impact on our accounts receivable, customer financing portfolios and allowance for losses of customer defaults and changes in customer credit ratings, credit default rates and collateral values;

•	the impact on our revenues and operating results of changes to indices included in indexed price escalation clauses included in our contracts with commercial airplane and defense customers;

•	the successful execution of our Commercial Airplanes and Integrated Defense Systems backlog;

•	the effects of customers canceling, modifying and/or rescheduling contractual orders and advance payments;

•	the timing and effects of any decisions to increase or decrease the rate of commercial airplane production;

•	the timing and effects of decisions to complete or launch a Commercial Airplanes program;

•	the ability to successfully develop and timely produce the 787 and 747-8 aircraft;

•	the ability of our suppliers and, as applicable, subcontractors to successfully and timely perform their obligations;

•

the effect on our revenues of political and legal processes; changing defense priorities; and associated budget reductions by U.S. and international government customers affecting Boeing defense programs;

•	our relationship with our union-represented workforce and the negotiation of collective bargaining agreements;

•	the impact of volatile fuel prices and the airline industry’s response;

•	the effect of trade and globalization on long-term growth in passenger and cargo traffic;

•	the effect of world trade and credit availability on air cargo traffic;

•	the effect of declines in aircraft valuations;

•	the impact of airline traffic volumes and revenue yields on near-term global airline profitability;

•	the impact on our revenues or operating results of airline bankruptcies;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Revenues	$50,344	$48,245	$16,688	$15,293
Earnings/(loss) from operations	$403	$4,193	$(2,151)	$1,147
Operating margins	0.8%	8.7%	<12.9%	7.5%
Effective income tax rate	71.3%	36.4%	30.6%	40.8%
Net earnings/(loss) from continuing operations	$52	$2,740	$(1,560)	$683
Diluted earnings/(loss) per share	$0.06	$3.76	$(2.23)	$0.96

(Dollars in millions)	September 30 2009	December 31 2008
Contractual backlog	$298,959	$323,860
Unobligated backlog	21,054	28,165

Revenues

The following table summarizes revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Commercial Airplanes	$24,868	$23,674	$7,883	$6,946
Integrated Defense Systems	25,114	24,006	8,744	8,497
Boeing Capital Corporation	496	535	166	171
Other segment	125	527	51	300
Unallocated items and eliminations	(259)	(497)	(156)	(621)

Revenues	$50,344	$48,245	$16,688	$15,293

Revenues for the nine and three months ended September 30, 2009 increased by $2,099 million and $1,395 million, a 4% and 9% increase compared with the same periods in 2008. Commercial Airplanes revenues increased by $1,194 million and $937 million for the nine and three month periods compared with the same periods of the prior year primarily due to lower commercial airplane deliveries in 2008 due to a labor strike and supplier production challenges on customer furnished galleys for certain wide-body airplanes. The 2009 revenue increases from higher commercial airplanes deliveries were partially offset by decreases in commercial aviation services revenues and lower intercompany revenue in 2009 compared with 2008. Integrated Defense Systems (IDS) revenues increased by $1,108 million and $247 million primarily due to higher revenues in the Global Services and Support (GS&S) segment and the Boeing Military Aircraft (BMA) segment partially offset by lower Network and Space Systems revenues. Boeing Capital Corporation (BCC) revenues decreased by $39 million during the nine months primarily due to a decrease in the customer financing portfolio. Other segment revenues decreased by $402 million and $249 million partly due to higher revenues in the prior year from the sale of four C-17 aircraft held under operating lease. Lower Unallocated items and eliminations improved revenues by $238 million and $465 million primarily due to lower P-8A Poseidon program (P-8A) intercompany revenues recognized by Commercial Airplanes during the three months ended September 30, 2009 compared with the same periods in the prior year.

Earnings from Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Commercial Airplanes	$(1,603)	$2,154	$(2,837)	$394
Integrated Defense Systems	2,470	2,351	885	854
Boeing Capital Corporation	112	143	39	37
Other segment	(105)	(233)	(36)	(48)
Unallocated items and eliminations	(471)	(222)	(202)	(90)

Earnings/(loss) from operations	$403	$4,193	$(2,151)	$1,147

Operating earnings for the nine and three months ended September 30, 2009 decreased by $3,790 million and $3,298 million compared with the same periods in 2008. Commercial Airplanes earnings decreased by $3,757 million and $3,231 million primarily due to $2,619 million of costs related to the first three 787 flight test aircraft included in research and development expense as a result of our determination in August 2009 that these aircraft could not be sold. The earnings decrease is also attributable to reach forward losses on the 747 program which grew by $1,352 million and $1,005 million during the nine and three months ended September 30, 2009. Lower commercial aviation services and intercompany earnings also contributed to lower 2009 earnings. These decreases were partially offset by higher commercial airplane deliveries in 2009 compared with 2008. IDS earnings increased by $119 million during the nine months, primarily due to higher earnings in the BMA segment resulting from a charge of $248 million on the Airborne Early Warning & Control (AEW&C) program in the second quarter of 2008, partially offset by lower earnings in the Network & Space Systems (N&SS) segment. Increased earnings for the three months were due to higher earnings in the BMA segment, partially offset by lower earnings in the N&SS and GS&S segments. BCC operating earnings decreased $31 million for the nine months compared with the same period in 2008 reflecting lower revenues, higher impairment expense and a provision for losses, partially offset by lower interest expense. Other segment losses decreased by $128 million for the nine months compared with the same period in 2008 primarily due to recognition of pre-tax expense of $82 million in the second quarter of the prior year to increase the allowance for losses on customer financing receivables related to lower U.S. airline customer credit ratings.

The most significant expense items not allocated to segments are shown in the table below.

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Share-based plans	$(140)	$(115)	$(24)	$(70)
Deferred compensation	(134)	136	(88)	55
Other unallocated items and eliminations	(205)	11	(97)	(4)
Pension	69	(194)	24	(51)
Postretirement	(61)	(60)	(17)	(20)

Total	$(471)	$(222)	$(202)	$(90)

Share-based plans expense in Unallocated items and eliminations is higher in the current year resulting from a decrease in the amount of intercompany allocations compared with the same periods in the prior year.

Deferred compensation expense increased by $270 million and $143 million for the nine and three months ended September 30, 2009 compared with the same periods in the prior year. The year-over-year increases are primarily driven by changes in our stock price and broad stock market conditions.

Other unallocated items and eliminations expense for the nine and three months ended September 30, 2009 increased by $216 million and $93 million compared with the same periods in 2008, primarily due to timing of intercompany expense allocations, elimination of profit on intercompany items and a more favorable insurance adjustment in the same periods of the prior year.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes.

We recorded net periodic benefit cost related to pensions and other postretirement benefits of $1,356 million and $452 million for the nine and three months ended September 30, 2009 and $849 million and $283 million for the same periods of the prior year. The increase was primarily due to higher amortization of pension actuarial losses. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.

Earnings from operations included the following amounts allocated to business segments and Other unallocated items and eliminations.

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2009	2008	2009	2008
Net periodic benefit cost allocated to business segments	(725)	(389)	(254)	(125)
Net periodic benefit cost in Other unallocated items and eliminations	69	(194)	24	(51)

Net periodic benefit cost included in Earnings/(loss) from operations	$(656)	$(583)	$(230)	$(176)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefit Plans	2009	2008	2009	2008
Net periodic benefit cost allocated to business segments	(405)	(358)	(146)	(112)
Net periodic benefit cost in Other unallocated items and eliminations	(61)	(60)	(17)	(20)

Net periodic benefit cost included in Earnings/(loss) from operations	$(466)	$(418)	$(163)	$(132)

Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Earnings/(loss) from operations	$403	$4,193	$(2,151)	$1,147
Other income/(loss), net	7	257	(4)	55
Interest and debt expense	(229)	(145)	(92)	(49)

Earnings/(loss) before income taxes	181	4,305	(2,247)	1,153
Income tax (expense)/benefit	(129)	(1,565)	687	(470)

Net earnings/(loss) from continuing operations	$52	$2,740	$(1,560)	$683

Other income for the nine and three months ended September 30, 2009 decreased by $250 million and $59 million compared with the same periods in 2008 primarily driven by a reduction in investment income as a result of lower interest rates and lower investment balances. Interest and debt expense increased by $84 million and by $43 million due to additional debt issued in 2009.

For a discussion related to Income Taxes see Note 4.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the nine months ended September 30, 2009 was primarily due to lower Commercial Airplanes backlog.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the nine months ended September 30, 2009 is primarily due to a partial termination for convenience from the U.S. Army of the Future Combat Systems (FCS) System Development and Demonstration contract relating to Manned Ground Vehicles and associated systems and equipment and funding of existing multi-year contracts including the FCS, V-22, Chinook, Proprietary and Ground-Based Midcourse Defense (GMD) programs.

Segment Results of Operations

Commercial Airplanes

Business Environment and Trends

After several months of rapid deterioration during the first half of 2009, world Gross Domestic Product (GDP) growth forecasts are stabilizing. These forecasts continue to project a slow global economic recovery with world real GDP contracting by over 2% in 2009 and remaining below long-term trend growth in 2010.

The sharp economic decline is causing passenger traffic to contract. The International Civil Aviation Organization estimates passenger traffic grew 1% in 2008 with first half growth running fairly close to long-term trend. This was followed by a significant decline in the second half of 2008. There is further downward pressure on 2009 traffic growth. Current forecasts for 2009 global passenger traffic growth are for mid-single digit contraction similar to previous downturns (-3% in 2001 and 1991) followed by moderate growth in 2010. Monthly statistics indicate that world traffic contracted at a pace of approximately 7% in the first half of 2009.

The unprecedented decline in world trade and sharp reduction in credit availability have hit air cargo more severely than passenger traffic. Although the rate of decline is stabilizing, air cargo contracted 25% in the first half of 2009 following a 6% decline in 2008. Full year 2009 air cargo traffic outlooks reflect the first contraction in global trade since 1982 with the International Air Transport Association (IATA) forecasting a 14% contraction in air cargo traffic.

The global airline profitability outlook has deteriorated significantly. Revenues have fallen faster than traffic as fuel surcharges have declined and airlines reduce fares to stimulate travel. In addition, premium class revenues have fallen more sharply than economy revenues due to cuts in business travel and business travelers buying down from premium cabins. Lower fuel prices and airline cost saving measures are only partially offsetting the decline in revenues. Following 2008 net losses of $17 billion, IATA now forecasts the global airline industry will lose $11 billion in 2009 and not return to profitability until 2011. In response to these large losses, airlines have raised $18 billion of cash from capital markets but the finances of many airlines remain under pressure.

In this challenging environment, airlines continue to adapt their operations to meet the realities of the market. Global passenger capacity was down about 3% in the first half of 2009. Capacity cuts are coming through a combination of frequency and route cuts in markets that are no longer profitable, lower daily airplane utilization (flight hours per day), and parking/scrapping of older generation airplanes. Airlines are also replacing older less fuel efficient airplanes, reducing non-fuel costs and finding new ways to partner through alliances or via mergers/acquisitions.

These conditions are causing customers to request cancellations, modifications, or rescheduling of their existing orders and advance payment schedules to meet revised fleet plans or address financing and cash flow issues. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including the type of aircraft, how much compensation is paid to us for costs already incurred and our ability to reschedule other orders to replace those canceled, modified, or rescheduled.

Beyond the near-term market uncertainties, the long-term outlook for the industry remains resilient due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast is for a long-term average growth rate of 5% per year for passenger and cargo traffic based on a projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $3.2 trillion market for 29,000 new airplanes over the next 20 years.

In 2009, in response to these market dynamics, we announced plans to reduce production rates on the 777 program and to delay planned increases to the production rates of the 747 and 767 programs. These changes are not expected to affect 2009 revenues but did reduce margins on airplane programs. Separately, changes in forecasted escalation price indices reduced margins on all programs for the nine months ended September 30, 2009. The reduction in these escalation indices had the effect of lowering estimated revenues for deliveries predominantly after 2009. The escalation indices are driven by commodity and other inflation price indices and could remain volatile in the current economic environment.

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Revenues	$24,868	$23,674	$7,883	$6,946
(Loss)/earnings from operations	$(1,603)	$2,154	$(2,837)	$394
Operating margins	-6.4%	9.1%	-36.0%	5.7%

(Dollars in millions)	September 30 2009	December 31 2008
Contractual backlog	$253,938	$278,575

Revenues

Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	Nine months ended September 30, 2009 vs. September 30, 2008	Three months ended September 30, 2009 vs. September 30, 2008
New airplane sales	$1,648	$999
Commercial aviation services business	(434)	(85)
Other	(20)	23

Total	$1,194	$937

Revenues for the nine months ended September 30, 2009 increased by $1,194 million compared with the same period of 2008. This increase in revenues was primarily attributable to higher new airplane deliveries partially offset by lower commercial aviation services and intercompany revenues in 2009. The decrease in revenues from commercial aviation services business was driven by lower overall volume due to economic conditions.

Revenues for the three months ended September 30, 2009 increased by $937 million compared with the same period of 2008. This increase in revenue was primarily attributable to higher new airplane deliveries partially offset by lower commercial aviation services and intercompany revenues. The increase in new airplane deliveries reflects lower airplane deliveries in 2008 due to a labor strike and supplier production challenges on customer-furnished galleys for certain wide-body aircraft.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	737	747	767	777	Total
Deliveries during the first nine months of 2009	280	6	10	63	359
Deliveries during the first nine months of 2008	254	13	8	50	325
Deliveries during the third quarter of 2009	90		4	19	113
Deliveries during the third quarter of 2008	67	4	2	11	84
Cumulative deliveries as of 9/30/2009	3,036	1,416	979	811
Cumulative deliveries as of 12/31/2008	2,756	1,410	969	748

Earnings from Operations

Earnings from operations for the nine and three months ended September 30, 2009 decreased by $3,757 million and $3,231 million primarily due to the reclassification from inventory to research and development expense of $2,481 million of costs related to the three 787 flight test aircraft. $138 million of costs incurred on the first three flight test aircraft incurred in August and September 2009 also increased research and development expense and reduced earnings. The earnings’ decrease is also attributable to reach forward losses on the 747 program which grew by $1,352 million in 2009, of which $1,005 million was recorded in the third quarter of 2009, primarily due to increased production costs and the difficult market conditions affecting the 747-8. The $2,619 million of costs included in research and development expense for the first three flight-test 787 airplanes was a result of our determination in August 2009 that these aircraft could not be sold and was primarily responsible for an increase in research and development expense of $2,534 million and $2,567 million. Lower commercial aviation services revenues and margins reduced earnings by $288 million and $119 million. Higher infrastructure cost allocations related to the 787 and 747-8 schedule delays announced in 2008 and infrastructure costs incurred during the 2008 IAM strike reduced earnings by $173 million and $28 million. These decreases were partially offset by increased earnings of $717 million and $473 million from new airplane deliveries offset by lower intercompany revenues. Additionally, period and other costs increased for the nine month period by $127 million but decreased for the three month period by $17 million.

Backlog

The decrease in contractual backlog during the nine months ended September 30, 2009 compared with December 31, 2008 was due to deliveries in excess of orders, changes in projected revenue escalation and cancellations of orders.

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

Accounting Quantity

The accounting quantities, undelivered units under firm orders and number of cumulative firm orders were as follows:

	Program
As of 9/30/2009	737	747	767	777	787
Program accounting quantities	4,400	1,499	1,035	1,100	*
Undelivered units under firm orders[1]	2,118	107	57	303	850
Cumulative firm orders[2]	5,154	1,523	1,036	1,114

	Program
As of 6/30/2009	737	747	767	777	787
Program accounting quantities	4,400	1,499	1,023	1,050	*
Undelivered units under firm orders[1]	2,137	107	61	314	850
Cumulative firm orders[2]	5,083	1,523	1,036	1,106

	Program
As of 3/31/2009	737	747	767	777	787
Program accounting quantities	4,200	1,499	1,023	1,050	*
Undelivered units under firm orders[1]	2,203	110	67	331	878
Cumulative firm orders[2]	5,050	1,524	1,039	1,102

	Program
As of 12/31/2008	737	747	767	777	787
Program accounting quantities	4,200	1,499	1,023	1,050	*
Undelivered units under firm orders[1]	2,270	114	70	350	910
Cumulative firm orders[2]	5,026	1,524	1,039	1,098

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery.

[1]	Undelivered units are not adjusted for cancellations subsequent to September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008.

[2]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Program The accounting quantity for the 737 program increased by 200 units during the nine months ended September 30, 2009.

747 Program There was no change in the accounting quantity for the 747 program during the nine months ended September 30, 2009.

In the fourth quarter of 2008, we recorded a charge of $685 million to recognize a reach-forward loss. The charge was primarily related to higher than anticipated costs due to late changes to wing design which drove new load requirements into the fuselage and created other statement of work changes for our suppliers. During the first quarter of 2009, an additional charge of $347 million was recorded. This charge was primarily caused by a reduction in projected delivery price increases associated with escalation and an increase in estimated costs due to production rate changes.

During the three months ending September 30, 2009, we recorded an additional charge of $1,005 million. $643 million of the charge reflects higher estimated production costs, including both additional internal production costs and higher supplier expenses, attributable to greater than expected re-work and disruption in manufacturing due to late maturity of engineering designs. The remaining $362 million was primarily due to challenging market conditions and our related decision to defer a planned increase in the 747-8 production rate.

As announced on October 6, 2009, first flight of the 747-8 Freighter is expected to occur in the first quarter 2010 with the flight test program taking place in 2010. First delivery of the 747-8 Freighter is expected in the fourth quarter of 2010. First delivery of the Intercontinental passenger variant remains scheduled for the fourth quarter of 2011. A gap between the delivery of the last 747-400 and the first 747-8 will contribute to lower 747 program revenues until deliveries of the 747-8 begin.

767 Program The accounting quantity for the 767 program increased by 12 units during the three months ended September 30, 2009. In April 2009, we announced a delay in previous plans to increase production.

777 Program The accounting quantity for the 777 program increased by 50 units during the three months ended September 30, 2009. Delivery of the first 777 Freighter occurred in February 2009. In April 2009, we announced that we will lower the production rate on our 777 airplane program, affecting deliveries beginning in June 2010.

787 Program During the three months ended September 30, 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. Therefore costs of $2,481 million previously recorded as program inventory as of July 31, 2009 were reclassified to research and development expense. Costs incurred in August and September 2009 of $138 million related to these flight-test airplanes were also included in research and development expense. We believe that the other three additional 787 flight test aircraft are commercially saleable and we continue to include costs related to those aircraft in program inventory at September 30, 2009. If we determine that one or more of the other flight test aircraft cannot be sold we may incur additional charges.

We are currently implementing the aircraft modifications required in connection with the need to reinforce an area within the side-of-body section of the 787 aircraft, and we are in the final stages of assembly and planning for flight test. We continue to address other challenges associated with assembly of the initial airplanes, including management of our extended global supply chain, completion and integration of traveled work, weight and systems integration. We are also continuing efforts to satisfy customer mission and performance needs in light of the anticipated weight of their respective aircraft.

As announced on August 27, 2009, we currently expect the first flight of the 787 by the end of 2009 and first delivery in the fourth quarter of 2010. The new schedule reflects the required side-of-body modifications and the addition of several weeks of schedule margin to reduce flight test and certification risk. The current flight test and delivery schedules also reflect the cumulative impacts of disruption caused by the 2008 IAM strike, the requirement to replace certain fasteners in early production airplanes, parts unavailability, as well as the impact from the challenges mentioned in the paragraphs above. We continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including delivery delays and supplier assertions associated with such changes. A number of our customers have contractual remedies for schedule delays and/or performance. We continue to address customer claims and requests for other contractual relief as they arise.

Additional Considerations

The 787 and 747-8 programs highlight the risks that are always inherent in new airplane programs and new derivative airplanes, particularly as both the 747-8 and the 787 begin the flight test and certification phases of program development. Costs related to development of new programs and derivative airplanes are expensed as incurred. Costs to produce new aircraft are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As technical or quality issues arise, such as issues experienced on the 787 and 747-8 programs, we may experience schedule delays and higher costs to complete new programs and derivative aircraft. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. Changes to the program accounting quantity, production costs and rates, costs associated with increasing production capacity, learning curve, anticipated cost reductions, flight test and certification schedules, costs and schedule for derivative airplanes, and status of customer claims, supplier assertions and other contractual negotiations could also result in lower margins or a material charge if the program has or is determined to have a reach-forward loss. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

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

IDS Realignment

Effective January 1, 2009, certain programs were realigned between IDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 15.

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Revenues	$25,114	$24,006	$8,744	$8,497
Earnings from operations	$2,470	$2,351	$885	$854
Operating margins	9.8%	9.8%	10.1%	10.1%

(Dollars in millions)	September 30 2009	December 31 2008
Contractual backlog	$45,020	$45,285
Unobligated backlog	20,777	27,719

Revenues

IDS revenues for the nine and three months ended September 30, 2009 increased by $1,108 million and $247 million, a 5% and 3% increase from the same periods in 2008, primarily due to higher revenues in the GS&S and BMA segments. IDS revenues for the three month period were impacted by lower N&SS segment revenues.

Earnings from Operations

IDS operating earnings for the nine and three months ended September 30, 2009 increased by $119 million and $31 million. Operating margins remained constant for the nine and three month periods. Increased earnings for the nine months were due to higher earnings in the BMA segment primarily resulting from a charge of $248 million recorded in the second quarter of 2008 on the AEW&C program, partially offset by lower earnings in the N&SS segment. Increased earnings for the three months ended September 30, 2009 were primarily due to higher earnings in the BMA segment, partially offset by lower earnings in the N&SS and GS&S segments.

Backlog

IDS total backlog was $65,797 million at September 30, 2009, lower by $7,207 million from $73,004 million at December 31, 2008. The decrease was partly due to a partial termination for convenience from the U.S. Army of the FCS System Development and Demonstration contract relating to Manned Ground Vehicles and associated systems and equipment and current year deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in FCS, GMD and F/A-18 programs.

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

Boeing Military Aircraft

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Revenues	$10,324	$10,169	$3,951	$3,702
Earnings from operations	$1,160	$929	$486	$388
Operating margins	11.2%	9.1%	12.3%	10.5%

(Dollars in millions)	September 30 2009	December 31 2008
Contractual backlog	$26,112	$25,710
Unobligated backlog	9,634	10,048

Revenues

BMA revenues for the nine and three months ended September 30, 2009 increased $155 million and $249 million, a 2% and 7% increase compared with the same periods in 2008. The increase for the nine months was primarily due to higher deliveries and volume on several rotorcraft programs, partly offset by lower volume on several global strike and weapons programs. The increase for the three months was primarily due to higher deliveries.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
F/A-18 Models	36	33	13	12
T-45TS Goshawk	6	5	2	2
F-15E Eagle	10	11	4	7
C-17 Globemaster	12	12	5	4
KC-767 Tanker	1	2
AH-64 Apache	20	2	7	1
CH-47 Chinook	4	8	3	4

Total new-build production aircraft	89	73	34	30

Earnings from Operations

BMA operating earnings for the nine and three months ended September 30, 2009 increased by $231 million and $98 million, increases of 25% from the same periods in 2008. The increase for the nine months was primarily due to a charge of $248 million recorded on the AEW&C program in the second quarter of 2008 and increased cost estimates related to the International Association of Machinists and Aerospace Workers strike in the third quarter of 2008, partly offset by changes in contract and delivery mix. Increased earnings for the three months ended September 30, 2009 were partly due to higher deliveries and volume, changes in contract and delivery mix and the aforementioned strike.

Backlog

BMA total backlog was $35,746 million at September 30, 2009, virtually unchanged from December 31, 2008. Backlog increases due to current year orders for P-8 India, C-17 and Chinook aircraft were offset by revenues recognized on contracts received in prior years.

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

International KC-767 Tanker Program During the nine months ended September 30, 2009, the BMA segment recorded charges of $51 million related to this program. During the years ended December 31, 2008 and 2007, the BMA segment recorded charges of $85 million and $152 million related to this program. The 2007 charge was partially offset at the consolidated level. The International KC-767 Tanker program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. As of September 30, 2009, we delivered three tankers to Japan. These programs are ongoing, and while we believe the revenue and cost estimates incorporated in the financial statements are appropriate, the technical complexity of the programs creates financial risk as additional completion and development costs may be necessary or remaining scheduled delivery dates could be delayed.

C-17 See the discussion of C-17 in Note 7 Liabilities, Commitments and Contingencies.

Network and Space Systems

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Revenues	$8,492	$8,485	$2,711	$2,987
Earnings from operations	$698	$806	$252	$302
Operating margins	8.2%	9.5%	9.3%	10.1%

(Dollars in millions)	September 30 2009	December 31 2008
Contractual backlog	$7,764	$8,868
Unobligated backlog	10,662	16,981

Revenues

N&SS revenues for the nine and three months ended September 30, 2009 increased by $7 million and decreased by $276 million, an increase of 0% and decrease of 9% compared with the same periods in 2008. The decrease for the three months is primarily due to lower volume on the SBInet, GMD and FCS programs, partly offset by higher volume on several satellite programs. In addition, revenues for the three months included a Delta II commercial launch in 2008.

Earnings from Operations

N&SS operating earnings for the nine and three months ended September 30, 2009 decreased by $108 million and $50 million, a 13% and 17% decrease from the same periods in 2008. The decrease for the nine months is partly due to charges related to the Sea Launch bankruptcy. Earnings in first quarter of 2008 included a favorable settlement on a civil satellite program. The decrease for the three months was primarily due to lower revenues and change in contract mix.

Backlog

N&SS total backlog was $18,426 million at September 30, 2009 a decrease of 29% from December 31, 2008. The decrease is primarily due to a partial termination for convenience from the U.S. Army of the FCS System Development and Demonstration contract relating to Manned Ground Vehicles and associated systems and equipment and revenues recognized on FCS, GMD, and Proprietary programs.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

Business Environment and Trends In June 2009, we received a partial termination for convenience from the U.S. Army of the FCS System Development and Demonstration contract relating to Manned Ground Vehicles and associated systems and equipment. We believe the final restructured FCS contract will negatively impact revenue and earnings in the N&SS segment going forward. In addition, we completed the TSAT risk reduction and system definition contract in July 2009 and do not anticipate a future TSAT space segment program competition. As a result of lower than anticipated FCS, GMD and TSAT revenue and earnings, we tested N&SS goodwill for impairment as of September 30, 2009. No impairment was indicated by our test. Additional recommended budgetary changes, if included in the budget and approved by Congress, could further impact N&SS programs. We will monitor the defense budget as it progresses through Congress, evaluate its impact on our programs, and test for impairment as appropriate.

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

In connection with the formation of ULA, we each have agreed to extend a line of credit to ULA of up to $200 million to support its working capital requirements during the 5 year period following December 1, 2006. We and Lockheed transferred performance responsibility for certain U.S. government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government. We and Lockheed have also each committed to provide ULA with up to $122 million of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has sold $982 million of inventories that were contributed by us. As part of its integration, ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $85 million.

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

Sea Launch See the discussion of Sea Launch in Note 7 Liabilities, Commitments and Contingencies.

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) in Note 14 Legal Proceedings and discussion of Satellite insurance risk in Note 7 Liabilities, Commitments and Contingencies.

Global Services and Support

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Revenues	$6,298	$5,352	$2,082	$1,808
Earnings from operations	$612	$616	$147	$164
Operating margins	9.7%	11.5%	7.1%	9.1%

(Dollars in millions)	September 30 2009	December 31 2008
Contractual backlog	$11,144	$10,707
Unobligated backlog	481	690

Revenues

GS&S revenues for the nine and three months ended September 30, 2009 increased by $946 million and $274 million, an increase of 18% and 15% compared with the same periods in 2008. The increases for both periods were primarily due to increased volume in the Integrated Logistics (IL) and Training Systems and Services.

Earnings from Operations

GS&S operating earnings for the nine and three months ended September 30, 2009 decreased by $4 million and $17 million compared with the same periods in 2008. Overall GS&S operating margins for the nine and three months ended September 30, 2009 decreased by 1.8% and 2.0% primarily due a contract adjustment and changes in contract mix.

Backlog

GS&S total backlog was $11,625 million at September 30, 2009, an increase of 2% from December 31, 2008. The increase was primarily due to significant growth in International Support Systems and Defense and Government Services divisions and partially offset by decreases in the IL and Maintenance, Modifications and Upgrades divisions.

Boeing Capital Corporation

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Revenues	$496	$535	$166	$171
Earnings from operations	$112	$143	$39	$37
Operating margins	23%	27%	23%	22%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the nine and three months ended September 30, 2009, decreased $39 million and $5 million when compared with the same periods in 2008 primarily due to lower operating lease income resulting from a smaller portfolio of equipment under operating leases as a result of the return of aircraft and asset dispositions.

Operating Earnings

BCC’s operating earnings are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the nine months ended September 30, 2009 decreased by $31 million due to lower revenues, higher impairment expense and a provision for losses partially offset by lower interest expense. Operating earnings for the three months ended September 30, 2009 increased $2 million due to lower interest expense partially offset by lower revenues, higher impairment expense and a provision for losses.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2009	December 31 2008
BCC customer financing and investment portfolio	$6,114	$6,023
Valuation allowance as a % of total receivables	2.0%	2.1%
Debt	$3,495	$3,652
Debt-to-equity ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at September 30, 2009 increased from December 31, 2008 due to the origination of notes receivable partially offset by normal portfolio run-off. At September 30, 2009 and December 31, 2008, BCC had $460 million and $685 million of assets that were held for sale or re-lease, of which $431 million and $305 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. In March 2009, Mexicana Group committed to lease 25 717 aircraft, including 8 of which were placed on lease and 11 that were held for sale or re-lease at September 30, 2009. The remaining 6 aircraft are currently on lease with Midwest Airlines (Midwest) as of September 30, 2009. In May 2009, BCC agreed to a restructuring of lease terms with Midwest under which Midwest is scheduled to return the remaining aircraft by the end of the current year. We do not expect that the return of these aircraft as a result of this restructuring will have a material effect on our financial position, results of operations or cash flow. Aircraft subject to leases with a carrying value of approximately $346 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and aircraft subject to leases with a carrying value of approximately $179 million had either executed term sheets with deposits or firm contracts at September 30, 2009.

Restructurings and Restructuring Requests

As of September 30, 2009, BCC had received a number of requests from both domestic and foreign airlines to reduce lease or rental payments or to otherwise restructure obligations. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, the collateral value and market rental rates of the returned aircraft.

Other Segment

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2009	2008	2009	2008
Revenues	$125	$527	$51	$300
Loss from operations	$(105)	$(233)	$(36)	$(48)

Revenues for the nine and three months ended September 30, 2009 decreased by $402 million and $249 million compared with the same periods of 2008 primarily due to the sale of 4 C-17 aircraft in 2008 held under operating lease, three of which were sold in the third quarter of 2008. Other segment losses for the nine and three months ended September 30, 2009 decreased by $128 million and $12 million compared with the same periods of 2008. The decrease for the nine months ended September 30, 2009 was primarily due to recognition of pre-tax expense of $82 million in the third quarter of 2008 to increase the allowance for losses on customer financing receivables related to lower U.S. airline customer credit ratings.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2009	2008
Net earnings	$44	$2,758
Non-cash items	1,668	1,288
Changes in working capital	679	(2,806)

Net cash provided by operating activities	2,391	1,240
Net cash (used)/provided by investing activities	(2,149)	173
Net cash provided/(used) by financing activities	2,545	(4,243)
Effect of exchange rate changes on cash and cash equivalents	40	(26)

Net increase/(decrease) in cash and cash equivalents	2,827	(2,856)
Cash and cash equivalents at beginning of year	3,268	7,042

Cash and cash equivalents at end of period	$6,095	$4,186

Operating Activities Net cash provided by operating activities increased by $1,151 million to $2,391 million during the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. The increase versus the prior period reflects a lower rate of growth in working capital investments and lower pension contributions in 2009. The reclassification of costs related to the first three 787 flight test aircraft from inventory to research and development expense and reach forward losses on the 747 program reduced earnings and working capital balances but did not affect cash flows.

Investing Activities Cash used by investing activities totaled $2,149 million during the nine months ended September 30, 2009 compared with $173 million provided during the same period in 2008. In the nine months ended September 30, 2009, we made net contributions of $122 million to investments, while in the corresponding period in 2008, investments provided $2,027 million, representing a change of $2,149 million. On July 30, 2009, we acquired the business, assets and operations of Vought Aircraft

Industries, Inc.’s (Vought) 787 business conducted at North Charleston, SC and paid cash consideration at closing of $592 million, subject to a post-closing adjustment. On July 1, 2009, we paid $448 million to satisfy guarantees of Sea Launch indebtedness.

Financing Activities Cash provided by financing activities totaled $2,545 million during the nine months ended September 30, 2009 compared with $4,243 million used during the nine months ended September 30, 2008, primarily due to proceeds from borrowings of $3,772 million in 2009. There were no material debt issuances during the nine months ended September 30, 2008. There was a decrease in common shares repurchased of $2,533 million.

During the nine months ended September 30, 2009, we repaid $256 million of debt, including scheduled repayments of $241 million of debt held at BCC, excluding intercompany debt. The recorded balance of debt as of September 30, 2009 was $11,038 million, of which $973 million was classified as short-term. This includes $3,395 million of debt recorded at BCC, excluding intercompany debt, of which $926 million was classified as short-term.

During the nine months ended September 30, 2009, we repurchased 1,173,152 shares at an average price of $42.94 in our open market share repurchase program and 429,245 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. During the nine months ended September 30, 2008, we repurchased 34,506,913 shares at an average price of $75.37 in our open market share repurchase program, 1,462,776 shares at an average price of $64.95 as part of the ShareValue Trust distribution, and 3,740 shares in stock swaps.

Credit Ratings Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A

Short-term:
Boeing/BCC	F1	P-1	A-1

On January 29, 2009, Standard & Poor’s (S&P) affirmed Boeing’s and BCC’s A+ credit rating but changed its outlook from stable to negative, citing the challenging commercial aviation environment. On April 10, 2009, S&P placed Boeing’s and BCC’s A+ credit rating on credit watch with negative implications. The rating for short-term borrowing was reaffirmed at A-1. On April 30, 2009, Fitch Ratings affirmed Boeing’s and BCC’s A+ credit rating but changed its outlook from stable to negative. On July 29, 2009, S&P lowered Boeing’s and BCC’s long-term ratings from A+ to A. On October 14, 2009, Moody’s affirmed Boeing’s and BCC’s A2 and P-1 ratings, but changed its outlook from neutral to negative.

Capital Resources We believe we have substantial borrowing capability. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of September 30, 2009, neither we nor BCC had any outstanding commercial paper issuances. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings in 2009. BCC has a $5,000 million shelf registration statement that was declared effective on November 12, 2008 under which it may offer debt securities. BCC has not issued any debt securities under this registration statement, and the entire $5,000 million remains available for issuance. In the event BCC elects to issue any debt securities under this registration statement, the availability of such funding will depend on investor demand and market conditions.

On March 9, 2009, we filed a public shelf registration with the U.S. Securities and Exchange Commission for the issuance of an indeterminate amount of debt securities and common stock. On March 13, 2009 and July, 28, 2009, we issued notes totaling $1,850 and $1,950 million under the registration statement. The net proceeds after deducting the discount, underwriting fees and issuance costs were $1,817 and $1,914 million.

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

We had negative Shareholders’ equity as a result of the remeasurement of our pension assets and obligations at September 30, 2009 and December 31, 2008. We do not expect negative Shareholders’ equity to affect our ability to pay dividends or comply with debt covenants. However, additional deterioration in the funded status of our pension plans may result in a requirement to make additional contributions to those plans in future years.

Required pension contributions for U.S. and non-U.S. plans in 2009 are not expected to exceed $50 million. Through September 2009, we made pension contributions of $60 million. We expect to make a discretionary contribution to our pension plans during the fourth quarter of 2009. We are considering whether to make this contribution in cash or shares of Boeing stock. If we decide to contribute common stock the amount of the contribution could exceed our previously announced plan to contribute approximately $500 million to our pension plans in 2009.

As of September 30, 2009, we continue to be in full compliance with all covenants contained in our debt agreements.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 8.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 14, including our contesting the default termination of the A-12 aircraft, litigation/arbitration involving BSSI and employment and benefits litigation brought by several of our employees.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $732 million at September 30, 2009. For additional information, see Note 7.

Income Taxes We have recorded a net liability of $1,662 million at September 30, 2009 for uncertain tax positions. For further discussion of income taxes, see Note 4.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2008.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of September 30, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Santa Susana Field Laboratory

We possess a National Pollutant Discharge Elimination System (NPDES) permit, issued by the California Regional Water Quality Control Board, Los Angeles Region (Regional Board), which limits the permissible level of certain constituents in surface water discharged from various outfalls at our Santa Susana Field Laboratory site in Simi Valley, California. On June 11, 2008, the Regional Board issued a Notice of Violation informing us that the Board has identified 24 discharge violations from our self-monitoring reports covering the period October 1, 2006, through March 31, 2008, and in subsequent communications we have been informed that the Board believes there may be 35 exceedences through February 28, 2009. Each violation, if established, could give rise to assessment of an administrative penalty of up to $10,000, or $25,000 if the matter is ultimately resolved by the California Department of Justice, plus possible additional assessments based upon the volume of water discharged.

Currently, we are involved in a number of additional legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 14 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the risk factors updated in Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases we made during the quarter ended September 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
7/1/2009 thru 7/31/2009	31,510	$42.72		$3,610
8/1/2009 thru 8/31/2009	1,270	$43.24		$3,610
9/1/2009 thru 9/30/2009	12,315	$50.08		$3,610

Total	45,095	$44.74

(1)

We purchased an aggregate of 45,095 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. We made no other share repurchases during the quarter ended September 30, 2009.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Exhibits

(3)	Articles of Incorporation and By-Laws.

(i) By-Laws of The Boeing Company, as amended and restated October 7, 2009.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

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

(i) Asset Purchase Agreement by and between Vought Aircraft Industries, Inc. and BCACSC, Inc. dated as of July 6, 2009.

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

THE BOEING COMPANY
(Registrant)

October 21, 2009	/S/ ROBERT J. PASTERICK
(Date)	Robert J. Pasterick
Vice President Finance
& Corporate Controller
(Chief Accounting Officer)