Form 10-K
period 2009-12-31
BOEING CO
filed 2010-02-08
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-442

THE BOEING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	91-0425694
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

100 N. Riverside, Chicago, IL	60606-1596
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 544-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐

Non-accelerated filer  ☐   (Do not check if a smaller reporting company)   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, there were 697,288,343 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $29.6 billion.

The number of shares of the registrant’s common stock outstanding as of February 1, 2010 was 756,976,242.

(This number includes 30 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2009.

THE BOEING COMPANY

Index to the Form 10-K

For the Fiscal Year Ended December 31, 2009

Item 1. Business

The Boeing Company, together with its subsidiaries (herein referred to as “Boeing,” the “Company,” “we,” “us,” “our”), is one of the world’s major aerospace firms.

We are organized based on the products and services we offer. We operate in five principal segments:

•	Commercial Airplanes;

•	The three segments that comprise our Boeing Defense, Space & Security (BDS) (formerly Integrated Defense Systems) business:

•	Boeing Military Aircraft (BMA),

•	Network & Space Systems (N&SS) and

•	Global Services & Support (GS&S)

•	Boeing Capital Corporation (BCC).

Our Other segment classification principally includes the activities of Engineering, Operations & Technology (EO&T) and certain intercompany items. EO&T is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products.

Commercial Airplanes Segment

The Commercial Airplanes segment develops, produces and markets commercial jet aircraft and provides related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and non-U.S. airlines. This family of commercial jet aircraft currently includes the 737 narrow-body model and the 747, 767, 777 and 787 wide-body models. The Commercial Airplanes segment also offers aviation services support, aircraft modifications, spares, training, maintenance documents and technical advice to commercial and government customers worldwide.

Boeing Defense, Space & Security

On January 7, 2010, we announced that Integrated Defense Systems will begin operating under the name Boeing Defense, Space & Security (BDS). Our BDS operations principally involve research, development, production, modification and support of the following products and related systems: global strike systems, including fighters, bombers, weapons and unmanned systems; global mobility systems, including transport and tanker aircraft; rotorcraft systems, including transport, combat and tilt-rotor aircraft; airborne surveillance and reconnaissance aircraft, including command and control, battle management and airborne anti-submarine aircraft; network and tactical systems, including information and battle management systems; intelligence and security systems; missile defense systems; space and intelligence systems, including satellites and commercial satellite launching vehicles; and space exploration. BDS is committed to providing affordable, best-of-industry solutions and brings value to customers through its ability to solve the most complex problems utilizing expertise in large-scale systems integration, knowledge of legacy platforms and development of common network-enabled solutions across all customers’ domains. BDS’ primary customer is the United States Department of Defense (U.S. DoD) with approximately 80% of BDS 2009 revenues being derived from this customer. Other significant revenues were derived from the National Aeronautics and Space Administration (NASA) and international defense markets, civil markets and commercial satellite markets.

Boeing Military Aircraft Segment

This segment is engaged in the research, development, production and modification of military aircraft and precision engagement and mobility products and services. Included in this segment are the AH-64 Apache, Airborne Early Warning and Control (AEW&C), CH-47 Chinook, C-17 Globemaster, EA-18G Growler Airborne Attack Electronic Aircraft, F/A-18E/F Super Hornet, F-15 Strike Eagle, F-22 Raptor, Harpoon, International KC-767 Tanker, Joint Direct Attack Munition, P-8A Poseidon, Small Diameter Bomb, T-45 TS Goshawk and V-22 Osprey.

Network & Space Systems Segment

This segment is engaged in the research, development, production and modification of products and services to assist our customers in transforming their operations through network integration, intelligence and surveillance systems, communications, architectures and space exploration. Included in this segment are the Airborne Laser, Family of Advanced Beyond Line-of-Sight Terminals (FAB-T), Brigade Combat Team Modernization (BCTM) (formerly Future Combat Systems (FCS)), Future Rapid Effects System, Global Positioning System, Ground-based Midcourse Defense (GMD), International Space Station, Joint Tactical Radio System (JTRS), Satellite Systems, SBInet, Space Payloads and Space Shuttle.

Global Services & Support Segment

This segment is engaged in the operations, maintenance, training, upgrades and logistics support functions for military platforms and operations. Included in this segment are the following activities: Integrated Logistics on platforms including AH-64, AV-8B, C-17, CH-47, F-15, F/A-18, F-22, GMD, International 767 Tanker and V-22; Maintenance, Modifications and Upgrades on platforms including A-10, B-1, B-52, C-32, C-40, C-130, E-4B, E-6, KC-10, KC-135, T-38 and VC-25; Training Systems and Services on platforms including AH-64, C-17, F-15, F-16, F/A-18 and T-45; and International Support and Advanced Global Services and Support.

Boeing Capital Corporation Segment

In the commercial aircraft market, BCC facilitates, arranges, structures and provides selective financing solutions for our Commercial Airplanes customers. In the space and defense markets, BCC primarily arranges and structures financing solutions for our BDS government customers. BCC’s portfolio consists of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments.

Financial and Other Business Information

See the Summary of Business Segment Data and Note 21 to the Consolidated Financial Statements for financial information, including revenues and earnings from operations, for each of the major business segments.

Intellectual Property

We own numerous patents and have licenses for the use of patents owned by others, which relate to our products and their manufacture. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. For example, the U.S. government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Unpatented research, development and engineering skills, as well as certain trademarks and other intellectual property rights, also make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of each of our businesses, we do not believe that our business would be materially affected by the expiration of any particular intellectual property rights or termination of any particular intellectual property patent license agreements.

Non-U.S. Sales

See Note 21 to the Consolidated Financial Statements for information regarding non-U.S. sales.

Research and Development

Research and development expenditures involve experimentation, design, development and related test activities for defense systems, new and derivative jet aircraft including both commercial and military, advance space and other company-sponsored product development. These are expensed as incurred including amounts allocable as reimbursable overhead costs on U.S. government contracts.

Our total research and development expense amounted to $6.5 billion, $3.8 billion and $3.9 billion in 2009, 2008 and 2007, respectively. These amounts are net of 787-related research and development cost sharing payments from suppliers of $0, $50 million and $130 million in 2009, 2008 and 2007, respectively. Research and development expense in 2009 includes $2.7 billion of production costs related to the first three flight test 787 aircraft that cannot be sold due to the inordinate amount of rework and unique and extensive modifications made to the aircraft.

Research and development costs also include bid and proposal efforts related to government products and services, as well as costs incurred in excess of amounts estimated to be recoverable under cost-sharing research and development agreements. Bid and proposal costs were $343 million, $330 million and $306 million in 2009, 2008 and 2007, respectively.

Research and development highlights for each of the major business segments are discussed in more detail in Segment Results of Operations and Financial Condition on pages 21 – 38.

Employees

Total workforce level at December 31, 2009 was 157,100.

As of December 31, 2009, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with the Union
The International Association of Machinists and Aerospace Workers (IAM)	18%	We have two major agreements; one expiring in June of 2010 and one in September of 2012.

The Society of Professional Engineering Employees in Aerospace (SPEEA)	13%	We have two major agreements expiring in October of 2012.

The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	2%	We have one major agreement expiring in April of 2010.

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

BDS faces strong competition in all market segments, primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation. Non-U.S. companies such as BAE Systems and European Aeronautic Defence and Space Company (EADS), the parent of Airbus, continue to pursue a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain of our competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2010 with many international firms pursuing announced intentions of increasing their U.S. presence.

Regulatory Matters

Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including but not limited to all of the branches of the U.S. military, NASA and the Department of Homeland Security. Similar government authorities exist in our international markets.

U.S. Government Contracts. The U.S. government, and other governments, may terminate any of our government contracts at their convenience as well as for default based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default.

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

Raw Materials

We are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of companies.

Suppliers

We are dependent upon the ability of a large number of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While we maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and program/contract profitability, thereby jeopardizing our ability to fulfill commitments to our customers. We are also dependent on the availability of energy sources, such as electricity, at affordable prices. A number of our suppliers have made assertions for higher prices or other contractual compensation relief which could affect program/contract profitability.

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

Forward-Looking Statements

This report, as well as our Annual Report to Shareholders, quarterly reports, press releases and other written and oral communications, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Forward-looking statements include any statement that does not directly relate to any historical or current fact.

Forward-looking statements are based on our current expectations and assumptions, which may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors, including those set forth in the “Risk Factors” section below, could cause actual results to differ materially and adversely from these forward-looking statements. Any forward-looking statement herein speaks only as of the date on which it is made, and we assume no obligation to publicly update any forward-looking statement, except as required by law.

Item 1A. Risk Factors

An investment in our common stock or debt securities involves risks and uncertainties and our actual results and future trends may differ materially from our past performance due to a variety of factors including, without limitation, the following:

We depend heavily upon commercial airline customers, our suppliers and the worldwide market, which are subject to unique risks.

We derive a significant portion of our revenues from a limited number of major commercial airlines, some of which have encountered financial difficulties. We can make no assurance that any customer will purchase additional products or services from us after our contract with the customer ends. In addition, financial difficulties, including bankruptcy, of any of the major commercial airlines could significantly reduce our revenues, even under existing contracts, and limit our opportunity to generate profits from those customers. Several commercial airlines, including certain of our customers, have filed for or emerged from bankruptcy protection.

Our ability to deliver aircraft on time depends on a variety of factors, which are subject to unique risks. Our ability to deliver jet aircraft on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials (such as aluminum, titanium and composites) and internally and supplier produced parts and structures, conversion of raw materials into parts and assemblies, performance of suppliers and subcontractors and regulatory certification. The failure of any or all of these factors could result in significant out-of-sequence work and disrupted process flows adversely affect production schedules and program/contract profitability, the latter through increased costs as well as possible customer and/or supplier claims or assertions. In addition, the introduction of new commercial aircraft programs and major derivative aircraft involves increased risk associated with meeting development, production and certification schedules. For example, recent modifications required on the side-of-body section of our 787 aircraft have resulted in testing and delivery delays.

Market conditions have a significant impact on our ability to sell aircraft into the future. The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger and cargo traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability, both in developed and emerging countries. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes and price and other competitive factors.

Our commercial aircraft customers may request to cancel, modify or reschedule orders. We generally make sales under aircraft purchase agreements that may, for a variety of reasons, become the subject of cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the airline industry and our customers could result in customer requests to reschedule or cancel contractual orders. Our contracts have specific provisions relating to schedule and performance and failure to deliver airplanes in accordance with such provisions could result in cancellations and/or claims for compensation. Any such cancellations, modification, rescheduling or claims could significantly reduce our backlog, revenues, profitability and cash flows.

Our commercial aircraft production rates could change. Production rate reductions could cause us to incur disruption and other costs and result in infrastructure costs being allocated to a smaller quantity of airplanes, all of which could reduce our profitability. The introduction of new aircraft program and/or higher orders for our aircraft could lead to production rate increases in order to meet the delivery schedules. Failure to successfully implement any production rate changes could lead to extended delivery commitments, and depending on the length of delay in meeting delivery commitments, additional costs and customers rescheduling their deliveries or terminating their related contract with us.

We depend heavily on U.S. government contracts, which are subject to unique risks.

In 2009, 43% of our revenues were derived from U.S. government contracts. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control.

The funding of U.S. government programs is subject to congressional appropriations. Many of the U.S. government programs in which we participate may last several years; however, these programs are normally funded annually. Changes in military strategy and priorities may affect our future procurement opportunities and existing programs. Long-term government contracts and related orders are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. In addition, the U.S. DoD budget is under pressure due to competing national priorities. The termination or reduction of funding for existing or new U.S. government programs could result in a material adverse effect on our earnings, cash flow and financial position.

The U.S. government may modify, curtail or terminate our contracts. The U.S. government may modify, curtail or terminate its contracts and subcontracts with us, without prior notice and at its convenience upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of one or more of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

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

Many of our contracts in BDS and most of our contracts in Commercial Airplanes are on a fixed-price basis. Approximately 50% of BDS revenues are generated from fixed-price contracts. While firm fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results.

The long term nature of many of our contracts and programs makes the process of estimating costs and revenues on fixed price contracts inherently risky. For example commercial jet aircraft are normally sold on a firm fixed-price basis with an indexed price escalation clause. These escalation clauses account for economic fluctuations over the period of time from sale to delivery which can span many years. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. Changes in future estimates of the underlying price escalation index can significantly impact estimated revenues and margins in any quarter. Fixed price contracts in our BDS business often contain price incentives and penalties tied to performance which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance. If we fail to meet the terms specified in those contracts, our sales price could be reduced, which would adversely affect our financial condition.

Fixed-price development work inherently has more uncertainty than work pursuant to production contracts and, therefore, more variability in estimates of the cost to complete the work. Fixed price development contracts inherently have more uncertainty than fixed price production contracts. Examples of significant BDS fixed-price development contracts include AEW&C, International KC-767 Tankers and commercial and military satellites. Examples of significant Commercial Airplanes development programs include the 787 and 747-8. Many of these development programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and higher costs to complete. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. Both of these factors may ultimately result in a material charge if the program has or is determined to have a reach forward loss. Successful performance depends on our ability to meet production specifications and delivery rates. If we are unable to perform and deliver to contract requirements, our contract price could be reduced through the incorporation of liquidated damages, termination of the contract for default, or other financially significant exposure. Management uses its best judgment to estimate the cost to perform the work, the price we will eventually be paid and, in the case of commercial programs, the number of units to include in the initial accounting quantity. While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either upward or downward adjustments to those estimates. Changes to estimates of the program accounting quantity, production costs and rates, learning curve, costs of derivative aircraft, customer negotiations/settlements, supplier claims and certification issues could also result in lower margins or reach-forward losses. We may continue to experience technical and quality issues requiring further delays in schedule or revisions to our cost estimates.

On Commercial Airplanes development programs our ability to sell test aircraft or initial units produced can also affect our results. For example in 2009 we determined that three of the 787 flight test aircraft could not be sold. This resulted in $2.7 billion being accounted for as research and development expense as opposed to being capitalized as inventory. Our inability to sell additional test aircraft could increase future research and development expenses.

We enter into cost-type contracts which also carry risks.

Approximately 50% of BDS revenues are generated from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, BCTM (formerly FCS), P-8A Poseidon, Proprietary programs, Airborne Laser, JTRS, FAB-T and the EA-18G Growler.

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

Under program accounting, inventoriable production costs (including overhead), program tooling costs and routine warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts limited by the ability to make reasonably dependable estimates. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced and (c) the units’ expected sales prices, production costs, program tooling and routine warranty costs for the total program. Several factors determine accounting quantity, including firm orders, letters of intent from prospective customers and market studies. Such estimates are reconsidered throughout the life of our programs. Changes in underlying assumptions, supplier performance, circumstances or estimates concerning the selection of the accounting quantity or changes in market conditions, along with a failure to realize predicted costs, may adversely affect future financial performance.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis—Critical Accounting Policies—Contract Accounting/Program Accounting” on pages 43-45 and Note 1 to the Consolidated Financial Statements on pages 56-57 of this Form 10-K.

Significant changes in discount rates, actual investment return on pension assets and other factors could affect our earnings, equity, and pension contributions in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles in the United States of America (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement income or expense for the following year are the discount rate, the expected long-term rate of return on plan assets and expected future medical inflation. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Policies—Postretirement Plans” on pages 46-47 of this Form 10-K. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or common stock we would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law Employee Retirement Income Security Act (ERISA) and discretionary contributions to improve the plans’ funded status.

Some of our and our suppliers’ workforces are represented by labor unions, which may lead to work stoppages.

Approximately 57,000 employees, which constitute approximately 36% of our total workforce, are union represented as of December 31, 2009. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BMA program production and we may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with 14 different U.S. labor organizations and 7 different non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

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

In 2009, sales to non-U.S. customers accounted for approximately 42% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and international government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•	fluctuations in international currency exchange rates;

•	volatility in foreign political and economic environments and changes in foreign national priorities and budgets, which can lead to delays or fluctuations in orders;

•	the complexity and necessity of using non-U.S. representatives and consultants;

•	the uncertainty of the ability of non-U.S. customers to finance purchases;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	imposition of taxes, export controls, tariffs, embargoes and other trade restrictions;

•	the difficulty of management and operation of an enterprise spread over various countries;

•	compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and

•	economic and geopolitical developments and conditions.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.

The outcome of litigation in which we have been named as a defendant and of government inquiries and investigations involving our business is unpredictable and an adverse decision in any such matter could result in significant monetary payments and have a material adverse affect on our financial position and results of operations.

We are defendants in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations. In addition, we are sometimes subject to government inquiries and investigations of our business due, among other things, to our business relationships with the U.S government, the heavily regulated nature of our industry, and in the case of environmental proceedings, our ownership of certain property. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could result in significant monetary payments (including possible environmental remediation costs) and a material adverse effect on our financial position and operating results.

A substantial deterioration in the financial condition of the commercial airline industry or significant changes to the financial or regulatory landscape could have a significant impact on Boeing Capital Corporation, which could in turn have an adverse effect on our earnings, cash flows and/or financial position.

BCC, our wholly-owned subsidiary, has substantially all of its portfolio concentrated among commercial airline customers. If terrorist attacks, a serious health epidemic, significant regulatory actions in response to environmental concerns, increases in fuel related costs or other exogenous events were to have an adverse impact on the airline industry, increased requests for financing, significant defaults by airline customers, repossessions of aircraft and/or airline bankruptcies and restructurings could negatively impact the strength of BCC’s portfolio and our operating results. In addition, a significant deterioration in the aircraft financing environment, or significant regulatory reforms that increase costs to companies like BCC, could impact BCC’s financial position and operating results. Any of these events could have a negative effect on our earnings, cash flows and/or financial position.

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

Business disruptions could seriously affect our future sales and financial condition or increase our costs and expenses.

Our business may be impacted by disruptions including, but not limited to, threats to physical security, information technology attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Any of these disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses or adversely affect our reputation or our stock price.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We occupied approximately 86 million square feet of floor space on December 31, 2009 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 96% was located in the United States.

The following table provides a summary of the floor space by business:

(Square feet in thousands)	Owned	Leased	Government Owned*	Total
Commercial Airplanes	35,412	5,266		40,678
Boeing Defense, Space & Security	30,356	9,554	207	40,117
Other**	4,134	653		4,787
Total	69,902	15,473	207	85,582

*	Excludes rent-free space furnished by U.S. government landlord of 1,076 square feet.
**	Other includes BCC; EO&T; Corporate Headquarters; and Boeing Shared Services Group.

At December 31, 2009, our segments occupied facilities at the following major locations that occupied in excess of 74 million square feet of floor space:

•	Commercial Airplanes – Greater Seattle, WA; North Charleston, SC

•

Boeing Defense, Space & Security – Greater Los Angeles, CA; Greater Seattle, WA; Greater St. Louis, MO; Philadelphia, PA; San Antonio, TX; Huntsville, AL; Mesa, AZ; Wichita, KS; Houston, TX; and Greater Washington, DC

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

We believe that our major properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 20 to our Consolidated Financial Statements, which is hereby incorporated by reference.

BSSI/SES New Skies

During 2007, the SES New Skies (New Skies) NSS-8 satellite, a Boeing 702 model spacecraft, was declared a loss when the Sea Launch Zenit-3SL vehicle carrying the satellite experienced an anomaly during the launch that destroyed the rocket and the payload. In the event of such a launch failure, New Skies had an option under the NSS-8 contract to order a replacement satellite. On December 23, 2009, the parties executed a confidential settlement agreement with respect to all claims arising from the matter.

Santa Susana Field Laboratory

We possess a National Pollutant Discharge Elimination System permit, issued by the California Regional Water Quality Control Board, Los Angeles Region (the California Board), which limits the permissible level of certain constituents in storm water discharged from various outfalls at our Santa Susana Field Laboratory site. On June 11, 2008, the California Board issued a Notice of Violation informing us that the California Board has identified 24 discharge violations from our self-monitoring reports covering the period October 1, 2006, through March 31, 2008, and in subsequent communications we have been informed that the California Board believes there may be an additional 11 exceedences for a total of 35 potential discharge violations through February 28, 2009. Each violation, if established, could give rise to assessment of an administrative penalty of up to $10,000, or $25,000 if the matter is ultimately resolved by the California Department of Justice, plus possible additional assessments based upon the volume of water discharged.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for our common stock is the New York Stock Exchange and trades under the symbol BA. The number of holders of common stock as of February 1, 2010, was approximately 222,498. Additional information required by this item is incorporated by reference from Note 22 to our Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended December 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
10/1/2009 thru 10/31/2009	46,741	$52.68		$3,610
11/1/2009 thru 11/30/2009	571	49.48		3,610
12/1/2009 thru 12/31/2009	619	51.67		3,610
Total	47,931	$52.63

(1)

We purchased an aggregate of 47,931 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. We made no other share repurchases during the quarter ended December 31, 2009.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Selected Financial Data

Five-Year Summary (Unaudited)

(Dollars in millions, except per share data)	2009	2008	2007	2006	2005
Operations
Revenues
Commercial Airplanes	$34,051	$28,263	$33,386	$28,465	$21,365
Boeing Defense, Space & Security:(a)
Boeing Military Aircraft	14,057	13,311	13,499	14,014	13,273
Network & Space Systems	10,877	11,346	11,481	11,772	11,995
Global Services & Support	8,727	7,390	7,072	6,625	5,837
Total Boeing Defense, Space & Security	33,661	32,047	32,052	32,411	31,105
Boeing Capital Corporation	660	703	815	1,025	966
Other segment	165	567	308	327	658
Unallocated items and eliminations	(256)	(671)	(174)	(698)	(473)
Total revenues	$68,281	$60,909	$66,387	$61,530	$53,621

General and administrative expense	3,364	3,084	3,531	4,171	4,228
Research and development expense	6,506	3,768	3,850	3,257	2,205
Other income/(loss), net	(26)	247	484	420	301
Net earnings from continuing operations	$1,335	$2,654	$4,058	$2,206	$2,562
Net gain/(loss) on disposal of discontinued operations, net of tax	(23)	18	16	9	(7)
Cumulative effect of accounting change, net of taxes					17
Net earnings	$1,312	$2,672	$4,074	$2,215	$2,572
Basic earnings per share from continuing operations	1.89	3.68	5.36	2.88	3.26
Diluted earnings per share from continuing operations	1.87	3.65	5.26	2.84	3.19
Cash dividends declared	$1,233	$1,187	$1,129	$991	$861
Per share	1.68	1.62	1.45	1.25	1.05
Additions to Property, plant and equipment	1,186	1,674	1,731	1,681	1,547
Depreciation of Property, plant and equipment	1,066	1,013	978	1,058	1,001
Employee salaries and wages	15,424	15,559	14,852	15,871	13,667
Year-end workforce	157,100	162,200	159,300	154,000	153,000
Financial position at December 31
Total assets(b)	$62,053	$53,779	$58,986	$51,794	$59,996
Working capital	2,392	(4,809)	(4,184)	(6,665)	(6,202)
Property, plant and equipment, net	8,784	8,762	8,265	7,675	8,420
Cash and cash equivalents	9,215	3,268	7,042	6,118	5,412
Short-term investments	2,008	11	2,266	268	554
Total debt	12,924	7,512	8,217	9,538	10,727
Customer financing assets	5,834	6,282	7,105	8,890	10,006
Shareholders’ equity(b)(d)	2,225	(1,142)	9,078	4,792	11,077
Per share	3.06	(1.64)	12.32	6.32	14.56
Common shares outstanding (in millions)(c)	726.3	698.1	736.7	757.8	760.6
Contractual Backlog
Commercial Airplanes	$250,476	$278,575	$255,176	$174,276	$124,132
Boeing Defense, Space & Security:(a)
Boeing Military Aircraft	26,311	25,710	22,974	24,689	21,582
Network & Space Systems	7,746	8,868	9,207	7,786	6,144
Global Services & Support	11,967	10,707	9,607	9,812	8,779
Total Boeing Defense, Space & Security	46,024	45,285	41,788	42,287	36,505
Total	$296,500	$323,860	$296,964	$216,563	$160,637

Cash dividends have been paid on common stock every year since 1942.

(a)

In 2006, we realigned BDS into three capabilities-driven businesses: BMA (formerly Precision Engagement and Mobility Systems), N&SS and GS&S (formerly Support Systems). As part of the realignment, certain advanced systems and research and development activities previously included in the Other segment transferred to the new BDS segments. Effective January 1, 2009, 2008 and 2007, certain programs were realigned between BDS segments. Prior years have been recast for segment realignments.

(b)

In 2006, we adopted an accounting standard that required us to reflect the funded status of the pension and postretirement plans in our Consolidated Statements of Financial Position. This reduced shareholders’ equity by $8.2 billion. Retrospective application is not permitted.

(c)	Computation represents actual shares outstanding as of December 31 and excludes treasury shares and the outstanding shares held by the ShareValue Trust.
(d)

Effective January 1, 2009, we adopted a new accounting standard requiring noncontrolling interests to be separately presented as a component of shareholders’ equity. Prior years have been adjusted to conform to the new standard.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations and Financial Condition

Overview

We are a global market leader in design, development, manufacture, sale and support of commercial jetliners, military aircraft, satellites, missile defense, human space flight and launch systems and services. We are one of the two major manufacturers of 100+ seat airplanes for the worldwide commercial airline industry and one of the largest defense contractors in the U.S. While our principal operations are in the U.S., we rely extensively on a network of partners, key suppliers and subcontractors around the world.

Our strategy is centered on successful execution in healthy core businesses – Commercial Airplanes and Boeing Defense, Space & Security (BDS) – supplemented and supported by Boeing Capital Corporation (BCC). Taken together, these core businesses have historically generated substantial earnings and cash flow that permit us to invest in new products and services that open new frontiers in aerospace. We focus on producing the airplanes the market demands and we price our products to provide a fair return for our shareholders while continuing to find new ways to improve efficiency and quality. BDS integrates its resources in defense, intelligence, communications, security and space to deliver capability-driven solutions to its customers at reduced costs. Our strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets, underscored by an intense focus on growth and productivity. Our strategy also benefits as the cyclicality of commercial and defense markets often offset. BCC delivers value by supporting our business units and managing overall financing exposure.

Consolidated Results of Operations

Revenues

(Dollars in millions)

Years ended December 31,	2009	2008	2007
Commercial Airplanes	$34,051	$28,263	$33,386
Boeing Defense, Space & Security	33,661	32,047	32,052
Boeing Capital Corporation	660	703	815
Other segment	165	567	308
Unallocated items and eliminations	(256)	(671)	(174)
Total	$68,281	$60,909	$66,387

Revenues in 2009 increased by $7,372 million due to higher revenues in Commercial Airplanes and BDS. Commercial Airplanes revenues increased by $5,788, primarily due to higher commercial airplane deliveries in 2009. Deliveries in 2008 were lower as a result of a labor strike in the prior year. Increases were partially offset by decreases in commercial aviation services and intercompany revenues. BDS revenues increased by $1,614 million, primarily due to higher revenues in Global Services & Support (GS&S) and Boeing Military Airplanes (BMA), partially offset by decreases in Network & Space Systems (N&SS). BCC revenues decreased by $43 million during the year primarily due to a decrease in the customer financing portfolio. Other segment revenues decreased by $402 million partly due to higher revenues in the prior year from the sale of four C-17 aircraft held under operating lease. Lower Unallocated items and eliminations improved revenues by $415 million primarily due to lower P-8A Poseidon program (P-8A) intercompany revenues recognized by Commercial Airplanes in 2009 compared with 2008.

The decrease in 2008 revenues of $5,478 million compared with 2007, is primarily due to lower revenues at Commercial Airplanes. Commercial Airplanes revenues decreased by $5,123 million, primarily as a result of decreases in new airplane deliveries reflecting the effects of the labor strike, partially offset by higher intercompany revenues and higher pre-strike deliveries and model mix. We delivered 104 fewer airplanes than expected during 2008 due to the strike. This reduced revenue by approximately $6.4 billion for the twelve months ended December 31, 2008. BDS revenues were unchanged as revenue growth in GS&S was offset by decreases in BMA and N&SS. BCC revenues decreased by $112 million primarily due to lower interest income on financing receivables and notes and a decrease in the customer financing portfolio. Other segment revenues increased by $259 million primarily due to the sale of four C-17 aircraft during 2008, that were held under an operating lease. Unallocated items and eliminations changed by $497 million, primarily due to the intercompany elimination of P-8A revenues recognized by Commercial Airplanes.

Earnings From Operations

The following table summarizes our earnings/(loss) from operations:

(Dollars in millions)

Years ended December 31,	2009	2008	2007
Commercial Airplanes	(583)	1,186	$3,584
Boeing Defense, Space & Security	3,299	3,232	3,440
Boeing Capital Corporation	126	162	234
Other segment	(152)	(307)	(331)
Unallocated items and eliminations	(594)	(323)	(1,097)
Total	$2,096	$3,950	$5,830

Operating earnings in 2009 decreased by $1,854 million compared with 2008. Commercial Airplanes earnings decreased by $1,769 million primarily due to $2,693 million of costs related to the first three 787 flight test aircraft included in research and development expense as a result of our determination in August 2009 that these aircraft could not be sold. The earnings decrease is also attributable to reach-forward losses on the 747 program which grew by $1,352 million in 2009 which is an increase of $667 million over 2008. Lower commercial aviation services and intercompany earnings also contributed to lower 2009 earnings. These decreases were partially offset by higher commercial airplane deliveries in 2009 compared with 2008. BDS earnings increased by $67 million compared with 2008 primarily due to higher earnings in the BMA segment partially offset by lower earnings in the N&SS segment. BCC operating earnings decreased $36 million reflecting lower revenues, higher impairment expense and a provision for losses, partially offset by lower interest expense. Other segment losses decreased by $155 million primarily due to recognition of pre-tax expense of $82 million in the prior year to increase the allowance for losses on customer financing receivables and lower environmental remediation charges compared with the prior year. Unallocated items and eliminations in 2009 reduced earnings by $271 million compared with 2008, which is further explained in the table below.

Operating earnings in 2008 decreased by $1,880 million compared with 2007. Commercial Airplanes earnings decreased by $2,398 million compared with the same period in 2007, primarily due to fewer new airplane deliveries resulting from the strike, increased program infrastructure costs related to the strike and revised schedules on 787 and 747-8, and a charge taken on the 747-8 program. Commercial Airplanes’ research and development expense decreased by $124 million to $2,838 million compared with the same period in 2007, primarily due to lower spending on 787 partially offset by higher spending on 747-8 and lower supplier development cost sharing payments. BDS earnings decreased by $208 million compared with 2007 primarily due to lower earnings in the BMA segment resulting from charges taken on the Airborne Early Warning and Control (AEW&C). BCC operating earnings decreased $72 million reflecting lower revenues and a provision for losses partially offset by lower interest expense. Unallocated items and eliminations in 2008 improved by $774 million compared with 2007, which is further explained in the table below.

The most significant items included in Unallocated items and eliminations are shown in the following table:

(Dollars in millions)

Years ended December 31,	2009	2008	2007
Share-based plans expense	$(189)	$(149)	$(233)
Deferred compensation expense/(income)	(158)	223	(51)
Other unallocated items and eliminations	(264)	(110)	(127)
Pension	110	(208)	(561)
Postretirement	(93)	(79)	(125)
Total	$(594)	$(323)	$(1,097)

The reduction in Share-based plans expense in 2008 is primarily due to the expiration of certain Performance Shares during 2008 and higher expense acceleration during 2007, resulting from six payouts compared with zero payouts in 2008.

Deferred compensation expense increased by $381 million in 2009 and decreased by $274 million in 2008. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions.

Other unallocated items and eliminations expense increased by $154 million in 2009 primarily due to timing of intercompany expense allocations, elimination of profit on intercompany items and a more favorable insurance adjustment in the same periods of the prior year. Other unallocated items and expense in 2008 includes a charge related to satellite litigation of $100 million, offset by lower performance-based compensation in 2008.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America (GAAP) in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. We recorded net periodic benefit cost related to pensions and other postretirement benefits of $1,816 million, $1,132 million and $1,773 million in 2009, 2008 and 2007, respectively. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense. Earnings from operations included the following amounts allocated to business segments and Other unallocated items and eliminations.

(Dollars in millions)	Pension			Other Postretirement Benefits
Years ended December 31,	2009	2008	2007	2009	2008	2007
Allocated to business segments	$(989)	$(488)	$(521)	$(522)	(428)	(523)
Other unallocated items and eliminations	110	(208)	(561)	(93)	(79)	(125)
Total	$(879)	$(696)	$(1,082)	$(615)	(507)	(648)

Other Earnings Items

(Dollars in millions)

Years ended December 31,	2009	2008	2007
Earnings from operations	$2,096	$3,950	$5,830
Other (expense)/income, net	(26)	247	484
Interest and debt expense	(339)	(202)	(196)
Earnings before income taxes	1,731	3,995	6,118
Income tax expense	(396)	(1,341)	(2,060)
Net earnings from continuing operations	$1,335	$2,654	$4,058

Other income decreased by $273 million and $237 million in 2009 and 2008. The decreases are primarily driven by a reduction in investment income as a result of lower interest rates and lower investment balances. Interest and debt expense increased by $137 million compared with 2008 due to additional debt issued in 2009.

For a discussion related to Income Taxes, see Note 5.

Backlog

Our backlog at December 31 was as follows:

(dollars in millions)	2009	2008	2007
Contractual backlog:
Commercial Airplanes	$250,476	$278,575	$255,176
Boeing Defense, Space & Security:
Boeing Military Aircraft	26,311	25,710	22,974
Network & Space Systems	7,746	8,868	9,207
Global Services & Support	11,967	10,707	9,607
Total Boeing Defense, Space & Security	46,024	45,285	41,788
Total contractual backlog	$296,500	$323,860	$296,964
Unobligated backlog	$19,058	$28,066	$30,173

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during 2009 was due to deliveries in excess of orders, changes in projected revenue escalation and cancellations of orders. The increase in backlog during 2008 was due to orders in excess of deliveries for our 737, 767, 777 and 787 programs.

Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding have not been authorized. The decrease in unobligated backlog during 2009 is primarily due to decreases at BDS of $8,904 million compared with 2008 partly due to a partial termination for convenience by the U.S. Army of the Brigade Combat Team Modernization (BCTM) (formerly the Future Combat Systems (FCS)) System Development and Demonstration contract relating to Manned Ground Vehicles and associated systems and equipment. Approved funding of existing multi-year contracts including the BCTM, V-22, Chinook, Proprietary and Ground-Based Midcourse Defense (GMD) programs also reduced unobligated backlog. The decrease in Unobligated backlog during 2008 is primarily due to decreases at BDS of $2,174 million compared with 2007 primarily due to funding of existing multi-year contracts including the F/A-18, BCTM and F-22 programs. These decreases were partially offset by multi-year procurement contracts awarded on the V-22 and Chinook programs.

Segment Results of Operations and Financial Condition

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment 2008 and 2009 were extremely challenging for the world’s airlines as key external business factors (oil prices, economic growth, exchange rates, financing terms) experienced high levels of volatility. In the first half of 2008, airlines focused on adapting to spiking oil prices which peaked close to $150/barrel. In autumn 2008, the airlines’ focus shifted to the fallout of the global credit crisis and recession as fuel prices fell below $40/barrel for the first time since 2004, and in 2009 passenger and cargo traffic experienced their worst ever declines. This business environment curtailed the airline industry profit recovery that started in 2006. As a result, the global airline industry has now reported losses in seven out of the last ten years, and over 30 airlines have entered bankruptcy since the beginning of 2008.

In this challenging environment, airlines are adapting their operations to meet the realities of the markets in which they operate. Airlines reduced global passenger capacity by 2% in 2009 through a combination of frequency and route cuts in unprofitable markets, lower daily airplane utilization (flight hours per day) and parking/scrapping of older generation airplanes. Airlines are also replacing older less fuel efficient airplanes, reducing non-fuel costs and finding new ways to partner through alliances or via mergers and acquisitions.

These conditions have caused customers to request cancellations, modifications, or rescheduling of their existing orders and advance payment schedules to meet revised fleet plans or address financing and cash flow issues. Whether such requests will result in a material adverse impact on our earnings, cash flow or financial position depends on a number of factors including whether the request is granted, the type of aircraft, how much compensation is paid to us for costs already incurred and our ability to reschedule other orders to replace those canceled, modified, or rescheduled.

Near-term global airline industry indicators are improving although many uncertainties persist. Global economic recovery has begun. Although it is expected to vary significantly by region both in terms of speed and magnitude, world economic growth is forecast to grow moderately in 2010 following contraction in 2009. As a result, airline industry forecasts generally indicate global passenger traffic returning close to 2008 levels in 2010 with many emerging markets posting growth over 2009. Air cargo traffic is forecast to grow above the long-term trend rates in 2010 following two years of contraction which have taken traffic back to 2002 and 2003 levels. Due to these improving demand conditions, airlines are expected to see significantly smaller financial losses globally in 2010.

Beyond the near-term market uncertainties, the long-term outlook for the industry remains positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast is for a long-term average growth rate of 5% per year for passenger and cargo traffic based on a projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $3.2 trillion market for 29,000 new airplanes over the next 20 years.

The industry remains vulnerable to near-term exogenous developments including disease outbreaks (such as avian or H1N1 flus), terrorism and increased global environmental regulations.

Industry Competitiveness The commercial jet aircraft market and the airline industry remain extremely competitive. We expect the existing long-term downward trend in passenger revenue yields worldwide (measured in real terms) to continue into the foreseeable future. Market liberalization in

Europe and Asia has enabled low-cost airlines to continue gaining market share. These airlines have increased the downward pressure on airfares. This results in continued cost pressures for all airlines and price pressure on our products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins.

Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 10% of Commercial Airplanes’ contractual backlog in dollar terms is with U.S. airlines.

We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. Airbus has historically invested heavily to create a family of products to compete with ours. Regional jet makers Embraer and Bombardier, coming from the less than 100-seat commercial jet market, continue to develop larger and more capable airplanes. Additionally, other competitors from Russia, China and Japan are likely to enter the 70 to 190 seat aircraft market over the next few years. This market environment has resulted in intense pressures on pricing and other competitive factors and we expect these pressures to continue or intensify in the coming years.

Worldwide, airplane sales are generally conducted in U.S. dollars. Fluctuating exchange rates affect the profit potential of our major competitors, all of whom have significant costs in other currencies. A decline of the U.S. dollar relative to their local currencies as experienced in the second half of 2009 puts pressure on competitors’ revenues and profits. Competitors often respond by aggressively reducing costs and increasing productivity, thereby improving their longer-term competitive posture. Airbus has announced such initiatives targeting overhead cost savings, a reduction in its development cycle and a significant increase in overall productivity through 2012. If the U.S. dollar strengthens again, Airbus can use the improved efficiency to fund product development, gain market share through pricing and/or improve earnings.

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

Operating Results

(Dollars in millions)

Years ended December 31,	2009	2008	2007
Revenues	$34,051	$28,263	$33,386
% of Total company revenues	50%	46%	50%
(Loss)/earnings from operations	$(583)	$1,186	$3,584
Operating margins	-1.7%	4.2%	10.7%
Research and development	$5,383	$2,838	$2,962
Contractual backlog	$250,476	$278,575	$255,176

Revenues

Year-over-year changes in Revenue are shown in the following table:

(Dollars in millions)	2009 vs. 2008	2008 vs. 2007
New airplane sales	$6,129	$(4,876)
Aircraft trading	(33)	(264)
Commercial aviation services business	(308)	17
Total	$5,788	$(5,123)

The increase in revenue of $5,788 million in 2009 from 2008 is primarily attributable to higher new airplane deliveries partially offset by lower intercompany revenues. Prior year revenues were negatively impacted by the 2008 IAM strike. The decrease in revenues from commercial aviation services business was driven by economic conditions.

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

Commercial jet aircraft deliveries as of December 31, were as follows:

	737		747	767		777	Total
2009
Cumulative Deliveries	3,128		1,418	982		836
Deliveries	372	*	8	13		88	481
2008
Cumulative Deliveries	2,756		1,410	969		748
Deliveries	290	*	14	10	*	61	375
2007
Cumulative Deliveries	2,466		1,396	959		687
Deliveries	330	*	16	12	*	83	441

*	Intercompany deliveries included five 737 aircraft in 2009, two 767 aircraft and two 737 aircraft in 2008 and one 767 aircraft and one 737 aircraft in 2007.

Earnings From Operations

Earnings from operations for 2009 decreased by $1,769 million when compared to 2008, primarily due to the reclassification from inventory to research and development expense of $2,481 million related to the three 787 flight test aircraft previously recorded as inventory as of July 31, 2009. Additional production costs incurred between August and December 2009 of $212 million related to those flight-test airplanes were also included in research and development expense. Those amounts were partially offset by a $148 million decrease in other research and development expense. The decrease in earnings is also attributable to reach-forward losses on the 747 program which grew by $1,352 million in 2009 compared with losses of $685 million in 2008. The 2009 reach-forward losses were primarily due to increased production costs, reductions in projected delivery price increases associated with escalation and the difficult market conditions affecting the 747-8. Lower commercial aviation services revenues and margins reduced earnings by $245 million. Higher infrastructure cost allocations related to the 787 and 747-8 schedule delays announced in 2008 and 2009 and infrastructure costs incurred during the 2008 IAM strike reduced earnings by $199 million. Increased period and other costs reduced earnings by $47 million. These decreases were partially offset by increased earnings of $1,934 million related to new airplane deliveries.

Earnings from operations decreased by $2,398 million in 2008 when compared to 2007, with operating margins decreasing 6.5 percentage points to 4.2%. Lower new airplane deliveries, partially offset by higher intercompany revenues, reduced earnings by $1,400 million. A charge for a reach-forward loss on the 747 program resulting from increases to estimated costs for development and production of 747-8 derivatives reduced 2008 earnings by $685 million. Infrastructure cost allocations related to the 787 and 747-8 schedule delays and infrastructure costs incurred during the IAM strike reduced earnings by $287 million. The 787 and 747-8 schedule delays resulted in production programs receiving larger allocations of current and future infrastructure costs and reduced margins on 2008 deliveries, while the program infrastructure costs incurred during the IAM strike decreased margins on airplanes delivered during the second half of the year. Increased period and other costs reduced earnings by $108 million. A reduction in commercial aviation services volume and mix-related earnings of $42 million was primarily due to a decrease in volume on passenger to freighter conversion programs. Lower research and development costs improved earnings by $124 million.

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

The decrease in contractual backlog during 2009 was due to deliveries in excess of orders, changes in projected revenue escalation and cancellations of orders. The increase in backlog during 2008 was due to orders in excess of deliveries for our 737, 767, 777 and 787 programs.

Accounting Quantity The accounting quantity is our estimate of the quantity of airplanes that will be produced for delivery under existing and anticipated contracts and is limited by the ability to make reasonably dependable estimates of the revenue and costs of these contracts. It is a key determinant of the gross margins we recognize on sales of individual airplanes throughout a program’s life. Estimation of each program’s accounting quantity takes into account several factors that are indicative of the demand for that program, including firm orders, letters of intent from prospective customers and market studies. We review our program accounting quantities quarterly.

Commercial aircraft production costs include a significant amount of infrastructure costs, a portion of which does not vary with production rates. As the amount of time needed to produce the accounting quantity increases, the average cost of the accounting quantity also increases as these infrastructure costs are included in the total cost estimates. This has the effect of decreasing the gross margin and related earnings provided other factors do not change.

The accounting quantity for each program may include units that have been delivered, undelivered units under contract, and units anticipated to be under contract in the reasonable future (anticipated orders). In developing total program estimates all of these items within the accounting quantity must be considered. The table below provides details as of December 31:

	Program
	737	747	767	777	787
2009
Program accounting quantities	4,600	1,499	1,035	1,100	*
Undelivered units under firm orders	2,076	108	59	281	851
Cumulative firm orders[2]	5,204	1,526	1,041	1,117
2008
Program accounting quantities	4,200	1,499	1,023	1,050	*
Undelivered units under firm orders[1]	2,270	114	70	350	910
Cumulative firm orders[2]	5,026	1,524	1,039	1,098
2007
Program accounting quantities	3,800	1,474	998	950	*
Undelivered units under firm orders	2,076	125	52	357	817
Cumulative firm orders[2]	4,542	1,521	1,011	1,044

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery, targeted for 2010.
[1]	Undelivered units are not adjusted for cancellations subsequent to December 31, 2008.
[2]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Program The accounting quantity for the 737 program increased by 400 units during 2009 due to the program’s normal progression of obtaining additional orders and delivering aircraft. Production rates remained unchanged in 2009.

747 Program There was no change in the accounting quantity for the 747 program during 2009.

In 2008, we recorded a charge of $685 million to recognize a reach-forward loss. The charge was primarily related to higher than anticipated costs due to late changes to wing design which drove new load requirements into the fuselage and created other statement of work changes for our suppliers.

During 2009, additional charges of $1,352 million were recorded to recognize reach-forward losses. During the first quarter of 2009, we recorded $347 million of a reach-forward loss due to a reduction in projected delivery price increases associated with escalation and an increase in estimated costs due to our decisions to reduce twin-aisle production rates which impact production rates beginning in 2010. During the third quarter of 2009 we increased the reach-forward loss on the 747 program by $1,005 million. Of this amount, $643 million was caused by higher estimated production costs, including both additional internal production costs and higher supplier expenses, attributable to greater than expected re-work and disruption in manufacturing due to late maturity of engineering designs as well as the limited availability of engineering resources. The remaining $362 million was primarily due to challenging cargo market conditions and our related decision to defer a planned increase in the 747-8 production rate, which drove higher allocations of fixed costs and caused us to incur volume-based penalties to suppliers.

First flight of the 747-8 Freighter is expected to occur during the first quarter of 2010, with the flight test program expected to take place in 2010. First delivery of the 747-8 Freighter is expected in the fourth quarter of 2010. First delivery of the Intercontinental passenger variant remains scheduled for the fourth quarter of 2011. The gap between the delivery of the last 747-400, which occurred in 2009, and first deliveries of the 747-8 will result in lower 747 program revenues.

767 Program The accounting quantity for the 767 program increased by 12 units during 2009. In April 2009, we announced a delay in previous plans to increase the production rate.

777 Program The accounting quantity for the 777 program increased by 50 units during 2009. Delivery of the first 777 Freighter occurred in February 2009. In April 2009, we announced that we will lower the production rate on our 777 airplane program, affecting deliveries beginning in June 2010. This lower production rate will decrease revenues and earnings in 2010 and 2011.

787 Program We announced on June 23, 2009 the necessity to reinforce an area of structure at the side-of-body section of the airplane. During the fourth quarter, we completed the modifications on the first two flight-test airplanes and the full-scale static test airplane. First flight of the 787 occurred on December 15, 2009. A second 787 completed its first test flight on December 22, 2009. Six aircraft in total will be involved in the flight test program, which is expected to result in certification of the 787-8 in the fourth quarter of 2010. First delivery is also expected to occur in the fourth quarter of 2010. We continue to work toward our planned increases in 787 production rates as well as the timely introduction of the 787-9 derivative.

During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs of $2,481 million previously recorded as program inventory as of July 31, 2009 were reclassified to research and development expense. Additional production costs incurred between August and December 2009 of $212 million related to these flight-test airplanes were also included in research and development expense. We will continue to incur research and development costs on these flight test aircraft in 2010. We believe that the other three additional 787 flight test aircraft are commercially saleable and we continue to include costs related to those aircraft in program inventory at December 31, 2009. If we determine that one or more of the other flight test aircraft cannot be sold we may incur additional charges.

On July 30, 2009, we acquired the business, assets and operations of Vought Aircraft Industries, Inc.’s (Vought) 787 business conducted at North Charleston, South Carolina. The facility produces aft fuselage sections, including the fabrication, assembly and systems installation. See Note 2. On December 22, 2009, we acquired Alenia North America’s 50% ownership interest in Global Aeronautica. As a result of the transaction, we are the sole owner of this entity. Located adjacent to Boeing Charleston, Global Aeronautica is an integrator of the 787 mid-fuselage sections.

On October 28, 2009 we announced the North Charleston facility as the location for a second final assembly site for the 787 Dreamliner program. A groundbreaking ceremony was held November 20, 2009 to mark the start of construction. Until the additional 787 assembly line is fully operational, we will establish transitional surge capability at our Everett, Washington, location to facilitate the planned introduction of the 787-9, the first derivative model of the 787 family. When the additional line in North Charleston is fully operational, the surge capability in Everett will be phased out.

Looking beyond first flight, we continue to monitor and address other areas of challenge associated with assembly of initial airplanes including management of our extended global supply chain, completion and integration of traveled work as well as weight and systems integration. Efforts continue to ensure we remain focused on satisfying customer mission and performance needs in light of the anticipated weight of their respective aircraft.

We continue to work with our customers and suppliers to assess the specific impacts of schedule changes including delivery delays and supplier assertions. A number of our customers have contractual remedies for schedule delays and/or performance. We continue to address customer claims and requests for other contractual relief as brought forth.

The cumulative impacts of the flight test delays, production challenges, schedule delays and customer and supplier impacts create significant pressure on program revenue and cost estimates. We continue to assess our mitigation plans and cost reduction efforts to address these pressures.

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

Our Research and development expense increased by $2,545 million in 2009. This was due to reclassification to research and development expense of $2,693 million of production costs related to the three 787 flight test aircraft and $50 million of lower supplier development cost sharing payments, partially offset by a $198 million decrease of other research and development expense.

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

Additional Considerations

The 787 and 747-8 programs highlight the risks that are always inherent in new airplane programs and new derivative airplanes, particularly as both the 747-8 and the 787 begin the demanding flight test and certification phases of program development. Costs related to development of new programs and derivative airplanes are expensed as incurred. Costs to produce new aircraft are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As technical or quality issues arise, such as issues experienced on the 787 and 747-8 programs, we may experience schedule delays and higher costs to complete new programs and derivative aircraft. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. There are other factors that could also result in lower margins or a material charge if a program has or is determined to have reach-forward losses. These include: changes to the program accounting quantity, production costs and rates, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, anticipated cost reductions, flight test and certification schedules, costs and schedule for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Boeing Defense, Space & Security

Business Environment and Trends

On January 7, 2010, we announced that Integrated Defense Systems will begin operating under the name Boeing Defense, Space & Security (BDS).

BDS consists of three capabilities-driven businesses: Boeing Military Aircraft (BMA), Network & Space Systems (N&SS) and Global Services & Support (GS&S). Additionally, BDS Phantom Works supports all three businesses via product development, rapid prototyping and customer engagement through experimentation and enterprise technology investment strategies.

Defense Environment Overview The U.S. continues to balance funding priorities to plan for the broadest possible range of operations that include homeland defense, natural disasters, stabilization efforts, counterinsurgency and counterterrorism operations, or nation state aggressors with growing sophistication and military means. The U.S. Department of Defense (U.S. DoD) faces the simultaneous requirements to recapitalize important capabilities and transform the force to meet the changing national security as articulated in the 2010 Quadrennial Defense Review. All of this must be carried out against a backdrop of significant competing national priorities including the economic crisis and healthcare reform. We anticipate that the national security environment will remain dynamic and challenging well into this decade trending with the threat environment.

Government policies are impacting the defense environment including defense acquisition reform, more insourcing, concerns over industrial base, a shift in emphasis towards more affordable solutions and emphasis on increasing diplomatic efforts to expand and strengthen our alliances.

Although the U.S. DoD budget has grown substantially over the past decade, we expect the total budget growth rate to level off over the next several years due to shifting priorities and budget pressures. The fiscal year 2010 discretionary budget request of $660 billion includes an Overseas Contingency Operations (OCO) budget of $130 billion, with an additional $33 billion requested.

The fiscal year 2011 discretionary budget of $708 billion includes OCO budget of $159 billion. Procurement is expected to increase, while Research and Development accounts decrease, facing increasing budgetary pressures due to growing requirements from Operations and Maintenance (O&M) and personnel costs tied to U.S. commitments overseas. However, this trend is partially offset by equipment recapitalization efforts and continued demand for systems development. The near-term forecast of the defense budget environment shows limited growth in the 2011 to 2015 period for investment efforts. Though opportunities may exist following U.S. troop draw-downs in Iraq, they are offset by recent increases in Afghanistan. We continue to see pressure to reduce OCO requests that have been used to cover the ongoing costs of the wars.

It is unlikely that the U.S. DoD will be able to fully fund all programs of record already in development as well as new initiatives. This imbalance between future costs of programs and expected funding levels is not uncommon in the U.S. DoD and is routinely managed by internally adjusting priorities and schedules, restructuring programs, and lengthening production runs to meet the constraints of available funding and occasionally by cancellation of programs. We expect the U.S. DoD will respond to future budget constraints by focusing on affordability strategies from acquisition reform and emphasizing utilization of commercial off-the-shelf solutions and network-enabled operations. These strategies will be enabled through persistent intelligence, surveillance, and reconnaissance (ISR), long-range strike, special operations, unmanned systems, cyber security, and precision-guided kinetic and non-kinetic weapons, electronic warfare, as well as selected outsourcing of logistics and support activities to improve overall effectiveness while maintaining control over costs.

Other nations continue to experience growing demands for new equipment to address operational requirements, aging inventories, and changing threat environments. Greater U.S. reliance on allies and coalition partners places additional pressure on nations to emphasize acquisition of material that is deployable, survivable, and interoperable with the international community. European nations are struggling to meet defense investment needs as budget deficits create greater pressure on resources. Though regional financial concerns exist, Middle Eastern military markets remain robust with stable oil prices and persistent regional security concerns sustaining continued defense investment. In Asia, growth is slowing with nations pursuing select acquisitions to address growing regional threats. The international market will continue to be affected by global economic challenges. However, the continuing threat environment should keep demand stable in 2010.

Missile Defense Environment The proliferation of short- and medium-range ballistic missiles is considered the greatest current threat to security and is driving missile defense spending. As a result, the near-term focus for growth is in regional and tactical BMD systems.

Civil Space Transportation and Exploration Environment The National Aeronautics and Space Administration (NASA) budget is focused on technology development and demonstration programs, the International Space Station, and new initiatives associated with space exploration. NASA is developing new approaches to space exploration with added emphasis on commercial spaceflight systems, space technology development and robotic missions. NASA is also enhancing its focus on climate change and aeronautics research.

Homeland Security Environment The continuing threat from terrorism is the key driver for the homeland security market. Key growth areas include aviation security, border security, maritime security and cyber security. Additionally, the U.S. government is focused on increasing cooperation with state and local institutions.

Commercial Satellite Environment The commercial satellite market is experiencing improvement in market demand, partly driven by strong U.S. government demand for commercial satellite systems and services, but the overall sector continues to be characterized by overcapacity creating strong competitive pressures on pricing.

Adjacent Market Environment We see growth opportunities across a number of adjacent markets with both U.S. DoD and other U.S. government customers. These markets, including services, unmanned systems, intelligence, cyber, and energy, represent key development areas which support the current engagements overseas as well as emerging national security issues.

Services Growth in services is anticipated both domestically and internationally, as customers have a wide variety of needs, including information services, platform-related services, facility management, infrastructure services and logistics command and control.

Unmanned Systems The unmanned market continues to see growth in all classes of platforms due to the high demand from the U.S. military in Southwest Asia. We anticipate this growth increasing as unmanned systems continue to provide critical mission functions to the war fighter with affordability, persistence, and accuracy.

Intelligence We see the intelligence market growing based on the demands of data collection, dissemination, and analysis driven by the conflicts in Southwest Asia. Growth in data fusion, data management, and information sharing is expected as the use of ISR assets increase.

Cyber The demand for defensive, offensive, and exploit operations in the emerging cyber market provides unique growth opportunities as explicit needs are further defined by customers. Cyber threats from both state and non-state actors represent a critical national security issue. The U.S. government is taking significant steps to mitigate the cyber threat to the U.S. DoD and to U.S. critical infrastructure.

Energy We anticipate the energy market will emerge with growth potential. As energy volatility becomes more substantial, the need for energy management, infrastructure security, and scenario modeling will increase accordingly. The U.S. DoD, including individual service branches, is also actively engaged in developing energy policy guidance and comprehensive plans from which to execute programs.

BDS Realignment

Effective January 1, 2009, 2008 and 2007 certain programs were realigned among BDS segments. In addition, effective January 1, 2008, certain environmental remediation contracts (formerly included in N&SS) were transferred to the Other Segment. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 21.

Operating Results

(Dollars in millions)

Years ended December 31,	2009	2008	2007
Revenues	$33,661	$32,047	$32,052
% of Total company revenues	49%	53%	48%
Earnings from operations	$3,299	$3,232	$3,440
Operating margins	9.8%	10.1%	10.7%
Research and development	$1,101	$933	$848
Contractual backlog	$46,024	$45,285	$41,788
Unobligated backlog	$18,815	$27,719	$29,893

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

Revenues BDS revenues increased by $1,614 million in 2009 compared to 2008, primarily due to higher revenues in GS&S and BMA, partially offset by decreases in N&SS. BDS revenues were unchanged in 2008 compared to 2007 as revenue growth in GS&S was offset by decreases in BMA and N&SS.

Operating Earnings BDS operating earnings in 2009 increased by $67 million compared with 2008 primarily due to higher earnings in the BMA segment, partially offset by lower earnings in the N&SS segment. BDS earnings decreased by $208 million in 2008 compared with 2007 primarily due to lower earnings in the BMA segment resulting from a $248 million charge taken on the AEW&C program in the second quarter partially offset by higher earnings in the N&SS segment.

Backlog Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. BDS total backlog decreased 11% in 2009, from $73,004 million to $64,839 million, partly due to a partial termination for convenience from the U.S. Army of the BCTM (formerly FCS) System Development and Demonstration contract relating to Manned Ground Vehicles and associated systems and equipment. Current year deliveries and sales on multi-year contracts awarded in prior years also contributed to the backlog reduction.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Airborne Laser, EA-18G, Family of Beyond Line-of-Sight Terminals (FAB-T), BCTM (formerly FCS), GMD, Joint Tactical Radio System (JTRS), P-8A and Proprietary programs.

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

Boeing Military Aircraft

Operating Results

(Dollars in millions)

Years ended December 31,	2009	2008	2007
Revenues	$14,057	$13,311	$13,499
% of Total company revenues	20%	22%	20%
Earnings from operations	$1,513	$1,277	$1,607
Operating margins	10.8%	9.6%	11.9%
Research and development	$541	$479	$445
Contractual backlog	$26,311	$25,710	$22,974
Unobligated backlog	$9,322	$10,048	$8,587

Revenues BMA revenues increased 6% in 2009 and decreased 1% in 2008. The increase of $746 million in 2009 was primarily due to higher deliveries and volume on the Apache, V-22 and Chinook rotorcraft programs and the F-18 and Proprietary programs, partly offset by lower volume on the F-22 and several weapons programs. The decrease of $188 million in 2008 is primarily driven by lower F-22, Apache, F-18 and Chinook revenue partially offset by increased deliveries on F-15 and International KC-767 Tanker and C-17 contract mix.

Deliveries of new-build production aircraft, excluding remanufactures and modifications, were as follows:

Years ended December 31,	2009	2008	2007
F/A-18 Models	49	45	44
F-15E Eagle	13	14	12
C-17 Globemaster	16	16	16
International KC-767 Tanker	2	2
CH-47 Chinook	11	12	10
T-45TS Goshawk	7	7	9
AH-64 Apache	23	3	17
C-40A Clipper			3
Total new-build production aircraft	121	99	111

Operating Earnings BMA operating earnings increased by $236 million in 2009 partly due to higher deliveries on several programs and volume, partially offset by a change in delivery mix. Operating earnings in both years were negatively impacted by charges on the AEW&C and International KC-767 Tanker programs. BMA earnings decreased by $330 million in 2008 primarily due to charges taken on the AEW&C program. Delivery mix and lower volume also contributed to the decrease in 2008.

Research and Development The BMA segment continues to focus research and development resources to leverage customer knowledge, technical expertise and system integration of manned and unmanned systems that provide innovative solutions to meet the warfighter’s enduring needs. Research and development expense in 2009 increased by 13% over 2008 primarily due to proprietary programs which was partially offset by lower international tanker development costs. Research and development activities utilize our capabilities in architectures, system-of-systems integration and weapon systems technologies to develop solutions which are designed to enhance our customers’ capabilities in the areas of mobility, precision effects, situational awareness and survivability. Investments in prototyping allow us to offer low-risk programs to our customers. The products of our research and development support both new manned and unmanned systems as well as enhanced versions of existing fielded products. Investments support vertical integration of our product line in areas like autonomous operation of unmanned vehicles, advanced sensors and Electronic Warfare. These efforts focus on increasing mission effectiveness, interoperability, reliability and reducing the cost of ownership.

Backlog BMA total backlog in 2009 was virtually unchanged from 2008. Backlog increases due to 2009 current year orders for C-17, P-8 India and Chinook aircraft were offset by revenues recognized on multi-year contracts received in prior years with the largest decrease in the F/A-18 program. Total backlog increased by 13% in 2008 compared with 2007 primarily due to an increase in the V-22, Chinook and F-15 program backlog. These increases were partially offset by deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in the C-17 and F/A-18 programs.

Additional Considerations

Items which could have a future impact on BMA operations include the following:

AEW&C During 2009, 2008 and 2007, we recorded charges increasing the reach-forward losses on the AEW&C programs in Australia and Turkey by $133 million, $308 million and $81 million, respectively. The 2009 charge primarily related to delivery schedule delays. The 2008 charge, primarily related to our program in Australia, was due to subsystem development issues on the electronic warfare and ground support systems and the additional time required for integration testing. The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle and Peace Eye include four aircraft each. During the fourth quarter of 2009, two Wedgetail aircraft were provided to Australia for familiarization and training. Wedgetail final delivery and customer acceptance is scheduled to begin in late 2010 and extend through the second quarter of 2011. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed.

International KC-767 Tanker Program During 2009, 2008 and 2007, we recorded charges increasing the reach-forward losses in the International KC-767 Tanker programs by $78 million, $85 million and $152 million, respectively. The 2007 charge was partially offset at the consolidated level. The International KC-767 Tanker program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. The final delivery to Japan was made in December 2009. The Italian International KC-767 program is ongoing, and while we believe the revenue and cost estimates incorporated in the financial statements are appropriate, the technical complexity of the program creates financial risk as additional completion and development costs may be necessary or remaining scheduled delivery dates could be delayed.

C-17 See the discussion of C-17 in Note 11 Liabilities, Commitments and Contingencies.

Network & Space Systems

Operating Results

(Dollars in millions)

Years ended December 31,	2009	2008	2007
Revenues	$10,877	$11,346	$11,481
% of Total company revenues	16%	19%	17%
Earnings from operations	$839	$1,034	$863
Operating margins	7.7%	9.1%	7.5%
Research and development	$397	$298	$289
Contractual backlog	$7,746	$8,868	$9,207
Unobligated backlog	$9,187	$16,981	$20,134

Revenues N&SS revenues decreased 4% in 2009 and 1% in 2008. N&SS revenues are expected to decrease in 2010, primarily due to lower revenues on the BCTM and GMD programs. The decrease of $469 million in 2009 is primarily due to lower volume on the GMD, Intelligence and Security Systems, and Proprietary programs, partly offset by higher volume on several satellite programs. The decrease of $135 million in 2008 is primarily due to decreased revenues in BCTM (formerly FCS), Proprietary and satellite programs partially offset by increased revenues in the SBInet program.

Delta launch and new-build satellite deliveries were as follows:

Years ended December 31,	2009	2008	2007
Delta II Commercial	1	2	3
Delta IV Commercial	1
Satellites	6	1	4

Operating Earnings N&SS operating earnings decreased by $195 million in 2009 primarily due to lower revenues and charges related to the Sea Launch bankruptcy. Earnings in 2009 were also reduced by charges related to the settlement of a satellite contract dispute and indemnification of Delta II inventory. Earnings in 2008 included a favorable settlement on a civil satellite program. N&SS earnings increased by $171 million in 2008 primarily due to increased earnings from our investment in United Launch Alliance (ULA). N&SS operating earnings include equity earnings of $164 million, $178 million and $74 million from the United Space Alliance joint venture and the ULA joint venture in 2009, 2008, and 2007, respectively.

Research and Development The N&SS research and development funding remains focused on the development of communications, command and control, computers, intelligence, surveillance and reconnaissance systems (C4ISR); that support a network-enabled architecture approach for our customers. We are investing in capabilities to enhance connectivity between existing and new air/ground and maritime platforms, to increase communications availability, utility and bandwidth through more robust space systems, and to leverage innovative networking and ISR concepts. Key programs in this area include BCTM, JTRS, Wideband Global Satellite System Ares, FAB-T and SBInet. Investments were also made to develop concepts and capabilities related to cyber and security products, as well as the development of next-generation space and intelligence systems. Along with increased funding to support these network-enabled capabilities, we also maintained our investment levels in missile defense, directed energy and advanced exploration systems.

Backlog N&SS total backlog decreased by 34% in 2009 compared with 2008 partly due to the partial termination for convenience from the U.S. Army of the BCTM (formerly FCS) System Development and Demonstration contract related to Manned Ground Vehicles and associated systems and equipment. Current year deliveries and sales on multi-year contracts awarded in prior years including BCTM,

GMD, and Proprietary programs also contributed to the backlog reduction. Total backlog decreased by 12% in 2008 compared with 2007 primarily due to revenues recognized on multi-year orders received in prior years on BCTM, GMD and C3 programs, partially offset by an increase in the International Space Station program.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

United Launch Alliance On December 1, 2006, we and Lockheed Martin Corporation (Lockheed) created a 50/50 joint venture named United Launch Alliance L.L.C. ULA combines the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. We initially contributed net assets of $914 million at December 1, 2006. The book value of our investment exceeded our proportionate share of ULA’s net assets. This difference is expensed ratably in future years. Based on the adjusted contributions and the conformed accounting policies established by ULA, this amortization is expected to be approximately $15 million annually for the next 15 years.

In connection with the formation of ULA, we and Lockheed each have agreed to extend a line of credit to ULA of up to $200 million to support its working capital requirements during the 5 year period following December 1, 2006. We and Lockheed transferred performance responsibility for certain U.S. government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government. We and Lockheed have also each committed to provide ULA with up to $122 million of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 7.

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,111 million of inventories that were contributed by us and has made payments of $120 million to us under the inventory supply agreement. As part of its integration, ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $62 million.

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the U.S. Air Force (USAF) for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two of the four satellite missions covered by the indemnification. In March 2009, the USAF issued a denial of that claim and in June 2009, ULA filed an appeal. During 2009, the USAF exercised its option for a third satellite mission. ULA intends to submit a claim to the USAF in 2010 to re-price the contract value of the third mission. If ULA is unsuccessful obtaining additional pricing we may be responsible for some of the shortfall and may record up to $382 million in pre-tax losses associated with the four missions.

Business Environment and Trends During 2009, we received a partial termination for convenience from the U.S. Army of the BCTM (formerly FCS) System Development and Demonstration contract relating to Manned Ground Vehicles and associated systems and equipment. We believe the final restructured BCTM contract will negatively impact revenue and earnings in the N&SS segment going forward. In addition, we completed the TSAT risk reduction and system definition contract in July 2009 and do not anticipate a future TSAT space segment program competition. As a result of lower than anticipated revenue and earnings, we tested N&SS goodwill for impairment during 2009. No impairment was indicated by our tests. Future recommended budgetary changes, if approved by Congress, or additional partial terminations, could further impact N&SS programs, including the recoverability of goodwill.

Sea Launch See the discussion of Sea Launch Chapter 11 Filing and outstanding accounts receivable in Note 6 Accounts Receivable.

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) in Note 20 Legal Proceedings and discussion of Satellite insurance risk in Note 11 Liabilities, Commitments and Contingencies.

Global Services & Support

Operating Results

(Dollars in millions)

Years ended December 31,	2009	2008	2007
Revenues	$8,727	$7,390	$7,072
% of Total company revenues	13%	12%	11%
Earnings from operations	$947	$921	$970
Operating margins	10.9%	12.5%	13.7%
Research and development	$163	$156	$114
Contractual backlog	$11,967	$10,707	$9,607
Unobligated backlog	$306	$690	$1,172

Revenues GS&S revenues increased $1,337 million in 2009 and $318 million in 2008, an increase of 18% and 4%. The 2009 increase was due to increased volume in the Integrated Logistics (IL), and the Training Systems and Services (TS&S) divisions. The 2008 increase was due to higher revenues in the TS&S and IL divisions partially offset by decreases in International Support program volume.

Operating Earnings GS&S Operating earnings increased 3% in 2009 as additional earnings from increased volume were partially offset by lower margins due to contract adjustments and changes in contract mix. Operating earnings decreased by 5% in 2008 due to changes in the contract mix and disposition of contract matters.

Research and Development GS&S continues to focus investment strategies on its core businesses including IL, Maintenance Modifications and Upgrades (MM&U) and TS&S, as well as on moving into new market areas of Logistics Command and Control (Log C2) and Energy Management in Advanced Global Services and Support. Investments have been made to continue the development and implementation of innovative tools, processes and systems as market discriminators in the delivery of integrated customer solutions. Examples of successful programs stemming from these investment strategies include the C-17 Globemaster Sustainment Partnership, the F/A-18 Integrated Readiness Support Teaming program, the F-15 Singapore Performance-Based Logistics contract, and Smart Grid Projects. Successful development of adaptable systems has allowed GS&S to transition from Boeing platforms and into the broader aviation market. Beyond aerospace, GS&S capabilities have created opportunities in adjacencies and new markets exemplified in 2009 through entrance into the Land Vehicle support, Energy Solutions, and Logistics Information Systems markets.

Backlog GS&S total backlog increased by 8% in 2009 compared with 2008 due to significant growth in International Support and Defense and Government Services programs and partially offset by decreases in the IL and MM&U divisions. Total backlog increased 6% in 2008 compared with 2007 primarily due to increases in IL and International Support programs.

Boeing Capital Corporation

Business Environment and Trends

BCC’s customer financing and investment portfolio at December 31, 2009 totaled $5,666 million, which was substantially collateralized by Boeing produced commercial aircraft. A substantial portion of BCC’s portfolio is concentrated among U.S. commercial airline customers.

The weak global economic environment and capital market disruptions affected the availability of credit for the airline industry. While sources of financing available for aircraft deliveries improved during 2009, BCC provided limited financing to certain Boeing customers. To the extent capital market conditions continue to improve, we believe the overall aircraft financing market should improve as well and lessen the need for BCC to provide financing.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,400 western-built commercial jet aircraft (11.6% of current world fleet) were parked as of December 2009, including both in-production and out-of-production aircraft types. Over 36% of the parked aircraft are not expected to return to service. In December 2008 and 2007, 11.0% and 8.2% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of aircraft, particularly types with relatively few operators, are placed out of service.

Summary Financial Information

(Dollars in millions)

Years ended December 31,	2009	2008	2007
Revenues	$660	$703	$815
Earnings from operations	$126	$162	$234
Operating margins	19%	23%	29%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues decreased $43 million in 2009, resulting from lower operating lease income resulting from a smaller portfolio of equipment under operating leases as a result of aircraft returns and asset dispositions. BCC’s revenues decreased $112 million in 2008, primarily due to lower interest income on notes receivable and lower investment income.

Earnings From Operations

BCC’s operating earnings are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings decreased by $36 million in 2009 primarily due to lower revenues, higher impairment expense and a provision for losses primarily due to declines in aircraft collateral values and reduced projected cash flows for certain aircraft. The decrease in operating earnings in 2008 compared with 2007 was primarily due to lower revenues.

Financial Position

The following table presents selected financial data for BCC as of December 31,:

(Dollars in millions)	2009	2008
BCC Customer Financing and Investment Portfolio	$5,666	$6,023
Valuation Allowance as a % of Total Receivables	2.5%	2.1%
Debt	$4,075	$3,652
Debt-to-Equity Ratio	5.8-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at December 31, 2009 decreased from December 31, 2008 due to normal portfolio run-off partially offset by new business volume. At December 31, 2009 and 2008, BCC had $385 million and $685 million of assets that were held for sale or re-lease, of which $345 million and $305 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. In March 2009, Mexicana Group committed to lease 25 717 aircraft, including 13 that were placed on lease and 12 that were held for sale or re-lease at December 31, 2009. Additionally, aircraft subject to leases with a carrying value of approximately $171 million are scheduled to be returned off lease during 2010. These aircraft are being remarketed or the leases are being extended and approximately $15 million of such aircraft had either executed term sheets with deposits or firm contracts at December 31, 2009.

BCC enters into certain transactions with the Other segment in the form of intercompany guarantees and other subsidies.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with BCC. As of December 31, 2009, BCC has not reached agreement on any restructuring requests that would have a material adverse effect on its earnings, cash flows and/or financial position.

Other Segment

(Dollars in millions)

Years ended December 31,	2009	2008	2007
Revenues	$165	$567	$308
Loss from operations	$(152)	$(307)	$(331)

Effective January 1, 2008, certain intercompany items were realigned between the Other segment and Unallocated expense. Business segment data for all periods presented have been adjusted to reflect the realignment. Other segment revenues for the year ended December 31, 2009 decreased by $402 million compared with 2008 primarily due to the sale of three C-17 aircraft in 2008 held under operating lease. Other segment operating losses for the year ended December 31, 2009 decreased by $155 million primarily due to recognition of pre-tax expense of $82 million in the prior year to increase the allowance for losses on customer financing receivables related to lower U.S. airline customer credit ratings. During 2009, Other segment recognized $76 million in lower charges relating to environmental remediation than in 2008.

Other segment revenues for the year ended December 31, 2008 increased by $259 million compared with 2007 primarily due to the sale of four C-17 aircraft held under operating lease, three of which were sold in 2008. Other segment operating losses for the year ended December 31, 2008 decreased by $24 million compared with 2007 primarily due to $50 million in lower environmental and certain other charges offset by the recognition of a provision for losses of $82 million related to lower U.S. airline customer credit ratings. The provision for losses amount has been recorded in the Other segment as a result of intercompany guarantees we provide to BCC.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)
Years ended December 31,	2009	2008	2007
Net earnings	$1,312	$2,672	$4,074
Non-cash items	2,381	1,829	1,753
Changes in working capital	1,910	(4,902)	3,757
Net cash provided/(used) by operating activities	5,603	(401)	9,584
Net cash (used)/provided by investing activities	(3,794)	1,888	(3,822)
Net cash provided/(used) by financing activities	4,094	(5,202)	(4,884)
Effect of exchange rate changes on cash and cash equivalents	44	(59)	46
Net increase/(decrease) in cash and cash equivalents	5,947	(3,774)	924
Cash and cash equivalents at beginning of year	3,268	7,042	6,118
Cash and cash equivalents at end of year	$9,215	$3,268	$7,042

Operating Activities Net cash provided by operating activities increased by $6,004 million to $5,603 million during 2009 compared with 2008. The improvement reflects a reduction in working capital due to the inventory that was built up during the 2008 IAM strike which was delivered in 2009, offset by the continued ramp up of the 787 program during 2009. We expect operating cash flows to be lower in 2010 as we continue to build inventories prior to deliveries of the 787 and 747-8 airplanes. We contributed 29,211,295 shares of our common stock with an aggregate value of $1.5 billion to our pension plans in November 2009. Cash contributions to our pension plans totaled $82 million and $531 million in 2009 and 2008.

Investing Activities Cash used by investing activities totaled $3,794 million during 2009 compared with $1,888 million provided during 2008. The $5,682 million year-over-year change is primarily due to changes in investments in time deposits and debt securities. In 2008 we received net proceeds of $4,670 million from liquidating investments. In 2009, we made net contributions of $1,588 million to investments. In 2009, other investing outlays included $639 million for acquisitions and $448 million to satisfy guarantees of Sea Launch indebtedness, which was partially offset by a $40 million reimbursement. These cash outlays were partly offset by $488 million of lower capital spending on property, plant and equipment additions in 2009 compared with 2008. We expect capital spending in 2010 to be higher than 2009 due to the construction of a second 787 final assembly line in North Charleston, South Carolina.

Financing Activities Cash provided by financing activities totaled $4,094 million during 2009 compared with $5,202 million used during 2008, primarily due to proceeds from borrowings of $5,961 million in 2009 and reductions in share repurchases in 2009.

On March 13, 2009, we issued notes totaling $1,850 million, on July 28, 2009, we issued notes totaling $1,950 million, and on November 20, 2009, we issued notes totaling $1,200 million. On October 27, 2009, BCC issued notes totaling $1,000 million.

In 2009, we repaid $551 million of debt, including $528 million of debt held at BCC. In 2008, we repaid $738 million of debt, including $709 million of debt held at BCC. In 2007, we repaid $1,406 million of debt, including $1,309 million of debt held at BCC. There were no material debt issuances during 2008 or 2007. At December 31, 2009 and 2008, the recorded balance of debt was $12,924 million and $7,512 million, of which $707 million and $560 million were classified as short-term. This includes $4,075 million and $3,652 million of debt recorded at BCC, of which $659 million and $528 million was classified as short-term.

During 2009, we repurchased 1,173,152 shares at an average price of $42.94 in our open market share repurchase program and 477,176 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. During 2008, we repurchased 42,073,885 shares at an average price of $69.79 in our open market share repurchase program, 1,462,776 shares at an average price of $64.95 as part of the ShareValue Trust distribution, and 74,824 shares in stock swaps. During 2007, we repurchased 28,995,599 shares at an average price of $95.68 in our open market share repurchase program and 28,432 shares in stock swaps. Share repurchase activity is expected to remain at a minimal level in 2010.

Credit Ratings Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A
Outlook	Negative	Negative	Stable
Short-term:
Boeing/BCC	F1	P-1	A-1

On April 30, 2009, Fitch Ratings affirmed Boeing’s and BCC’s A+ credit rating but changed its outlook from stable to negative. On July 29, 2009, Standard & Poor’s lowered Boeing’s and BCC’s long-term ratings from A+ to A. On October 14, 2009, Moody’s affirmed Boeing’s and BCC’s A2 and P-1 ratings, but changed its outlook from neutral to negative.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. Throughout 2009 and at December 31, 2009, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $3,525 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements, of which $2,000 million is a 5-year credit facility expiring in November 2012 and $1,525 million is a 364-day revolving credit facility expiring in November 2010. Both the 5-year and 364-day credit facilities have a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration dates. In 2009, we renewed the 364-day revolving credit facility, of which $500 million is allocated to BCC. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings in 2010. On March 9, 2009, we filed a public shelf registration with the U.S. Securities and Exchange Commission for the issuance of an indeterminate amount of debt securities and common stock.

In the event we require additional funding to support strategic business opportunities, our commercial aircraft financing commitments, unfavorable resolution of loss contingencies, or other business requirements, we expect to meet increased funding requirements by issuing commercial paper or term debt. We believe our ability to access external capital resources should be sufficient to satisfy existing short-term and long-term commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year. At this point in time, our access to liquidity sources has not been materially impacted by the current credit environment, and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, under our commercial paper program, in the debt markets or our credit facilities will not be materially impacted by capital market conditions.

On November 9, 2009, we made pension contributions in the form of 29,211,295 shares of our common stock. The contributed shares had an aggregate value of $1.5 billion, as of the contribution date. The share contribution did not affect cash balances. In addition, we made cash contributions of $82 million during 2009. In 2010, we will begin matching employee contributions to the company-sponsored 401(k) plan with common stock instead of cash for nonunion employees.

At December 31, 2009 and 2008 our pension plans were $6,356 million and $8,420 million underfunded as measured under GAAP. In 2010, required contributions to our pension plans are not expected to exceed $100 million.

As of December 31, 2009, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.

Contractual Obligations

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2009, and the estimated timing thereof.

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including current portion)	$12,846	$680	$2,815	$2,547	$6,804
Interest on debt*	7,981	664	1,204	934	5,179
Pension and other postretirement cash requirements	22,038	634	1,484	5,304	14,616
Capital lease obligations	76	14	28	22	12
Operating lease obligations	1,158	213	300	188	457
Purchase obligations not recorded on the Consolidated Statement of Financial Position	100,496	35,387	29,070	20,821	15,218
Purchase obligations recorded on the Consolidated Statement of Financial Position	11,793	10,893	765	131	4
Total contractual obligations	$156,388	$48,485	$35,666	$29,947	$42,290

*	Includes interest on variable rate debt calculated based on interest rates at December 31, 2009. Variable rate debt was approximately 1% of our total debt at December 31, 2009.

Pension and Other Postretirement Benefits Pension cash requirements are based on an estimate of our minimum funding requirements, pursuant to ERISA regulations, although we may make additional discretionary contributions. Estimates of other postretirement benefits are based on both our estimated future benefit payments and the estimated contributions to plans that are funded through trusts.

Purchase Obligations Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. In addition, the agreements are not cancelable without substantial penalty. Purchase obligations include amounts recorded as well as amounts that are not recorded on the Consolidated Statements of Financial Position. Approximately 9% of the purchase obligations disclosed above are reimbursable to us pursuant to cost-type government contracts.

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

Industrial Participation Agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2009, we incurred no such penalties. As of December 31, 2009, we have outstanding industrial participation agreements totaling $11 billion that extend through 2024. Purchase order commitments associated with industrial participation agreements are included in the table above. To be eligible for such a purchase order commitment from us, a foreign supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.

Income Tax Obligations As of December 31, 2009, our total liability for income taxes payable, including uncertain tax positions, was $1,009 million, of which $182 million we expect to pay in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $827 million. Our income tax obligations are excluded from the table above. See Note 5.

Commercial Commitments

The following table summarizes our commercial commitments outstanding as of December 31, 2009.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$7,052	$5,944	$770	$3	$335
Commercial aircraft financing commitments	10,409	1,873	1,313	2,753	4,470
Total commercial commitments	$17,461	$7,817	$2,083	$2,756	$4,805

Commercial aircraft financing commitments include commitments to provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns based on estimated earliest potential funding dates. Based on historical experience, we currently do not anticipate that all of these commitments will be exercised by our customers; however there can be no assurances that we will not be required to fund greater amounts than historically required. See Note 11.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 20, including our contesting the default termination of the A-12 aircraft, litigation/arbitration involving BSSI programs and employment and benefits litigation brought by several of our employees.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $706 million at December 31, 2009. For additional information, see Note 11.

Income Taxes We have recorded a net liability of $1,787 million at December 31, 2009 for uncertain tax positions. For further discussion of these contingencies, see Note 5.

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

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all contracts in BDS for all of 2009 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $337 million. A number of our contracts are in a reach–forward loss position. Changes to estimated loss in future periods are recorded immediately in earnings.

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

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If combined cost of sales percentages for commercial airplane programs, excluding the 747 program, for all of 2009 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $275 million. The 747 program is in a reach-forward loss position. Absent changes in the estimated revenues or costs, subsequent deliveries are recorded at zero margin. Reductions to the estimated loss in subsequent periods are spread over all undelivered units in the accounting quantity, whereas increases to the estimated loss are recorded immediately.

Aircraft Valuation

Allowance for Losses on Customer Financing Receivables The allowance for losses on customer financing receivables (valuation provision) is used to provide for potential impairment of customer financing receivables in the Consolidated Statements of Financial Position. The balance represents an estimate of probable but unconfirmed losses in the customer financing receivables portfolio. The estimate is based on various qualitative and quantitative factors, including historical loss experience, collateral values, and results of individual credit and collectibility reviews. The adequacy of the allowance is assessed quarterly.

Three primary factors influencing the level of our allowance are customer credit ratings, collateral values and default rates. If each customer’s credit rating were upgraded or downgraded by one major rating category at December 31, 2009, the allowance would have decreased by $142 million or increased by $308 million. If the collateral values were 10% higher or lower at December 31, 2009, the allowance would have decreased by $56 million or increased by $54 million. If the cumulative default rates used for each rating category should increase or decrease 1%, the allowance would have increased by $6 million or decreased by $6 million.

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

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $8 million for the year ended December 31, 2009.

Lease Residual Values Equipment under operating leases and assets held for re-lease are carried at cost less accumulated depreciation and are depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases and assets held for re-lease. If the estimated residual values declined 10% at December 31, 2009, this would result in a future cumulative pre-tax earnings impact of approximately $180 million recognized over the remaining depreciable periods, of which approximately $45 million would be recognized in 2010.

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

The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. Therefore, changes in the stock price may also affect the amount of impairment recorded, if any.

Changes in our forecasts or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods. A 10% decrease in the estimated fair value of any of our operations would have no impact on the carrying value of goodwill.

As of December 31, 2009 and 2008, we had $499 million of indefinite-lived intangible assets related to the Jeppesen and Aviall brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. A 10% decrease in the discounted cash flows would have no impact on the carrying value of these indefinite-lived intangible assets.

Postretirement Plans

Substantially all our employees are covered by defined benefit pension plans. We also have other postretirement benefits consisting principally of healthcare coverage for eligible retirees and qualifying dependents. Accounting rules require an annual measurement of our projected obligations and plan assets. These measurements require several assumptions. Significant assumptions include the discount rate, the expected long-term rate of asset return, and medical trend rate (rate of growth for medical costs). Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligations and Shareholders’ equity.

In the following table, we show the sensitivity of our pension and other postretirement benefit plan liabilities and net periodic cost to a 25 basis point change in the discount rate as of December 31, 2009.

(dollars in millions)	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans
Projected benefit obligation	$(1,478)	$1,817
Net periodic pension cost	(166)	189

Other postretirement benefit plans
Accumulated postretirement benefit obligation	(163)	192
Net periodic postretirement benefit cost	(12)	14

Pension expense is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2009 net periodic pension expense by $117 million.

Differences between actual and expected returns can affect future year’s pension cost. The asset balance used to calculate the expected return on pension plan assets is a calculated value that recognizes changes in the fair value of assets over a five year period. Despite investment gains during 2009, the significant losses incurred during 2008 will cause net periodic pension cost for 2010 to increase by approximately $100 million due to amortization of actuarial losses. Absent a recovery of asset values or higher interest rates or higher contributions, net periodic pension expense will increase further in future years.

The assumed medical trend rates have a significant effect on the following year’s expense, recorded liabilities and Shareholders’ Equity. In the following table, we show the sensitivity of our other postretirement benefit plan liabilities and net periodic cost to a 100 basis point change as of December 31, 2009.

(dollars in millions)	Change in medical trend rate Increase 100 bps	Change in medical trend rate Decrease 100 bps
Other postretirement benefit plans
Accumulated postretirement benefit obligation	$617	$(541)
Net periodic postretirement benefit cost	119	(104)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations, and customer financing assets and liabilities. Additionally, BCC uses interest rate swaps with certain debt obligations to manage exposure to interest rate changes. Exposure to this risk is managed by generally matching the profile of BCC’s liabilities with that of BCC’s assets in relation to amount and terms such as expected maturities and fixed versus floating interest rates. As of December 31, 2009, the impact to BCC’s pre-tax earnings of a 100 basis point immediate and sustained rise in interest rates would be insignificant for the year ended December 31, 2010. Historically, we have not experienced material gains or losses on our investments or customer financing assets and liabilities due to interest rate changes.

Based on the portfolio of other Boeing fixed-rate debt, the unhedged exposure to interest rate risk is not material. The investors in the fixed-rate debt obligations that we issue do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward and option contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2009, a 10% increase in the exchange rate in our portfolio of foreign currency contracts would have decreased our unrealized gains by $136 million and a 10% decrease in the exchange rate would have increased our unrealized gains by $150 million. At December 31, 2008, a 10% increase in the exchange rate in our portfolio of foreign currency forward and option contracts would have decreased our unrealized losses by $70 million and a 10% decrease in the exchange rate would have decreased our unrealized losses by $196 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries

Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2009	2008	2007
Sales of products	$57,032	$50,180	$57,049
Sales of services	11,249	10,729	9,338
Total revenues	68,281	60,909	66,387
Cost of products	(47,639)	(41,662)	(45,375)
Cost of services	(8,726)	(8,467)	(7,732)
Boeing Capital Corporation interest expense	(175)	(223)	(295)
Total costs and expenses	(56,540)	(50,352)	(53,402)
	11,741	10,557	12,985
Income from operating investments, net	249	241	188
General and administrative expense	(3,364)	(3,084)	(3,531)
Research and development expense, net of credits of $0, $50 and $130	(6,506)	(3,768)	(3,850)
(Loss)/gain on dispositions, net	(24)	4	38
Earnings from operations	2,096	3,950	5,830
Other (expense)/income, net	(26)	247	484
Interest and debt expense	(339)	(202)	(196)
Earnings before income taxes	1,731	3,995	6,118
Income tax expense	(396)	(1,341)	(2,060)
Net earnings from continuing operations	1,335	2,654	4,058
Net (loss)/gain on disposal of discontinued operations, net of taxes of $13, ($10) and ($9)	(23)	18	16
Net earnings	$1,312	$2,672	$4,074

Basic earnings per share from continuing operations	$1.89	$3.68	$5.36
Net (loss)/gain on disposal of discontinued operations, net of taxes	(0.03)	0.02	0.02
Basic earnings per share	$1.86	$3.70	$5.38

Diluted earnings per share from continuing operations	$1.87	$3.65	$5.26
Net (loss)/gain on disposal of discontinued operations, net of taxes	(0.03)	0.02	0.02
Diluted earnings per share	$1.84	$3.67	$5.28

See notes to consolidated financial statements on pages 55 – 112.

The Boeing Company and Subsidiaries

Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2009	2008
Assets
Cash and cash equivalents	$9,215	$3,268
Short-term investments	2,008	11
Accounts receivable, net	5,785	5,602
Current portion of customer financing, net	368	425
Deferred income taxes	966	1,046
Inventories, net of advances and progress billings	16,933	15,612
Total current assets	35,275	25,964
Customer financing, net	5,466	5,857
Property, plant and equipment, net	8,784	8,762
Goodwill	4,319	3,647
Other acquired intangibles, net	2,877	2,685
Deferred income taxes	3,062	4,114
Investments	1,030	1,328
Pension plan assets, net	16	16
Other assets, net of accumulated amortization of $492 and $400	1,224	1,406
Total assets	$62,053	$53,779

Liabilities and shareholders’ equity
Accounts payable	$7,096	$5,871
Other accrued liabilities	12,822	11,564
Advances and billings in excess of related costs	12,076	12,737
Income taxes payable	182	41
Short-term debt and current portion of long-term debt	707	560
Total current liabilities	32,883	30,773
Accrued retiree health care	7,049	7,322
Accrued pension plan liability, net	6,315	8,383
Non-current income taxes payable	827	1,154
Other long-term liabilities	537	337
Long-term debt	12,217	6,952
Shareholders’ equity:
Common shares issued, par value $5.00 – 1,012,261,159 shares	5,061	5,061
Additional paid-in capital	3,724	3,456
Treasury shares, at cost	(15,911)	(17,758)
Retained earnings	22,746	22,675
Accumulated other comprehensive loss	(11,877)	(13,525)
ShareValue Trust shares	(1,615)	(1,203)
Total Boeing shareholders’ equity	2,128	(1,294)
Noncontrolling interest	97	152
Total shareholders’ equity	2,225	(1,142)
Total liabilities and shareholders’ equity	$62,053	$53,779

See notes to consolidated financial statements on pages 55 – 112.

The Boeing Company and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2009	2008	2007
Cash flows – operating activities:
Net earnings	$1,312	$2,672	$4,074
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	238	209	287
Depreciation	1,459	1,325	1,334
Amortization of other acquired intangibles	207	166	152
Amortization of debt discount/premium and issuance costs	12	11	(1)
Investment/asset impairment charges, net	151	50	51
Customer financing valuation provision	45	84	(60)
(Gain)/loss on disposal of discontinued operations	36	(28)	(25)
(Gain)/loss on dispositions, net	24	(4)	(38)
Other charges and credits, net	214	116	197
Excess tax benefits from share-based payment arrangements	(5)	(100)	(144)
Changes in assets and liabilities –
Accounts receivable	(391)	564	(392)
Inventories, net of advances and progress billings	(1,525)	(6,168)	(1,577)
Accounts payable	1,141	318	(198)
Other accrued liabilities	1,327	554	1,126
Advances and billings in excess of related costs	(680)	(1,120)	2,369
Income taxes receivable, payable and deferred	607	744	1,290
Other long-term liabilities	(12)	(211)	71
Pension and other postretirement plans	1,140	14	(143)
Customer financing, net	104	432	1,458
Other	199	(29)	(247)
Net cash provided/(used) by operating activities	5,603	(401)	9,584
Cash flows – investing activities:
Property, plant and equipment additions	(1,186)	(1,674)	(1,731)
Property, plant and equipment reductions	27	34	59
Acquisitions, net of cash acquired	(639)	(964)	(75)
Contributions to investments	(2,629)	(6,673)	(5,710)
Proceeds from investments	1,041	11,343	3,817
Payments on Sea Launch guarantees	(448)
Reimbursement of Sea Launch guarantee payments	40
Purchase of distribution rights		(178)	(182)
Net cash (used)/provided by investing activities	(3,794)	1,888	(3,822)
Cash flows – financing activities:
New borrowings	5,961	13	40
Debt repayments	(551)	(738)	(1,406)
Payments to noncontrolling interests	(40)
Repayments of distribution rights financing		(357)
Stock options exercised, other	10	44	209
Excess tax benefits from share-based payment arrangements	5	100	144
Employee taxes on certain share-based payment arrangements	(21)	(135)
Common shares repurchased	(50)	(2,937)	(2,775)
Dividends paid	(1,220)	(1,192)	(1,096)
Net cash provided/(used) by financing activities	4,094	(5,202)	(4,884)
Effect of exchange rate changes on cash and cash equivalents	44	(59)	46
Net increase/(decrease) in cash and cash equivalents	5,947	(3,774)	924
Cash and cash equivalents at beginning of year	3,268	7,042	6,118
Cash and cash equivalents at end of year	$9,215	$3,268	$7,042

See notes to consolidated financial statements on pages 55 – 112.

The Boeing Company and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share- Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2007	$5,061	$4,655	($12,459)	($2,754)	$18,453	($8,217)	$53	$4,792
Net earnings					4,074		8	4,082
Unrealized gain on derivative instruments, net of tax of $(58)						97		97
Unrealized gain on certain investments, net of tax of $(11)						17		17
Reclassification adjustment for gains realized in net earnings, net of tax of $13						(21)		(21)
Currency translation adjustment						87		87
Postretirement liability adjustment, net of tax of $(1,948)						3,441		3,441

Comprehensive income								7,703

Share-based compensation		287						287
ShareValue Trust activity		(2)		2
Tax benefit related to share-based plans		18						18
Excess tax pools		85						85
Treasury shares issued for stock options exercised, net		(32)	241					209
Treasury shares issued for other share-based plans, net		(254)	151					(103)
Treasury shares repurchased			(2,775)					(2,775)
Cash dividends declared ($1.45 per share)					(1,129)			(1,129)
Dividends related to Performance Share payout					(11)			(11)
Tax transition amount					(11)			(11)
Increase in noncontrolling interest							13	13
Balance December 31, 2007	5,061	4,757	(14,842)	(2,752)	21,376	(4,596)	74	9,078
Net earnings					2,672		(2)	2,670
Unrealized loss on derivative instruments, net of tax of $93						(159)		(159)
Unrealized loss on certain investments, net of tax of $61						(121)		(121)
Reclassification adjustment for losses realized in net earnings, net of tax of $(2)						4		4
Currency translation adjustment						(180)		(180)
Postretirement liability adjustment, net of tax of $(4,883)						(8,565)		(8,565)

Comprehensive expense								(6,351)

Share-based compensation and related dividend equivalents		243			(8)			235
ShareValue Trust activity		(1,540)		1,452				(88)
Excess tax pools		99						99
Treasury shares issued for stock options exercised, net		(9)	53					44
Treasury shares issued for other share-based plans, net		(94)	65					(29)
Treasury shares repurchased			(2,937)					(2,937)
Treasury shares transfer			(97)	97
Cash dividends declared ($1.62 per share)					(1,187)			(1,187)
Postretirement transition amount, net of tax of $50					(178)	92		(86)
Increase in noncontrolling interest							80	80
Balance December 31, 2008	5,061	3,456	(17,758)	(1,203)	22,675	(13,525)	152	(1,142)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share- Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Net earnings					1,312		2	1,314
Unrealized gain on derivative instruments, net of tax of $(92)						159		159
Unrealized gain on certain investments, net of tax of $(18)						30		30
Reclassification adjustment for losses realized in net earnings, net of tax of $(22)						38		38
Currency translation adjustment						154		154
Postretirement liability adjustment, net of tax of $(717)						1,267		1,267

Comprehensive income								2,962

Share-based compensation and related dividend equivalents		243			(8)			235
ShareValue Trust activity		412		(412)
Excess tax pools		(1)						(1)
Treasury shares issued for stock options exercised, net		(5)	15					10
Treasury shares issued for other share-based plans, net		(80)	69					(11)
Treasury shares repurchased			(50)					(50)
Cash dividends declared ($1.68 per share)					(1,233)			(1,233)
Treasury shares contributed to pension plans		(313)	1,813					1,500
Increase/(decrease) in noncontrolling interest		12					(57)	(45)
Balance December 31, 2009	$5,061	$3,724	($15,911)	($1,615)	$22,746	($11,877)	$97	$2,225

See notes to consolidated financial statements on pages 55 – 112.

The Boeing Company and Subsidiaries

Notes to Consolidated Financial Statements

Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2009	2008	2007
Revenues:
Commercial Airplanes	$34,051	$28,263	$33,386
Boeing Defense, Space & Security:
Boeing Military Aircraft	14,057	13,311	13,499
Network & Space Systems	10,877	11,346	11,481
Global Services & Support	8,727	7,390	7,072
Total Boeing Defense, Space & Security	33,661	32,047	32,052
Boeing Capital Corporation	660	703	815
Other segment	165	567	308
Unallocated items and eliminations	(256)	(671)	(174)
Total revenues	$68,281	$60,909	$66,387

(Loss)/earnings from operations:
Commercial Airplanes	$(583)	$1,186	$3,584
Boeing Defense, Space & Security:
Boeing Military Aircraft	1,513	1,277	1,607
Network & Space Systems	839	1,034	863
Global Services & Support	947	921	970
Total Boeing Defense, Space & Security	3,299	3,232	3,440
Boeing Capital Corporation	126	162	234
Other segment	(152)	(307)	(331)
Unallocated items and eliminations	(594)	(323)	(1,097)
Earnings from operations	2,096	3,950	5,830
Other (expense)/income, net	(26)	247	484
Interest and debt expense	(339)	(202)	(196)
Earnings before income taxes	1,731	3,995	6,118
Income tax expense	(396)	(1,341)	(2,060)
Net earnings from continuing operations	1,335	2,654	4,058
Net (loss)/gain on disposal of discontinued operations, net of taxes of $13, ($10) and ($9)	(23)	18	16
Net earnings	$1,312	$2,672	$4,074

This information is an integral part of the notes to the consolidated financial statements. See Note 21 for further segment results.

The Boeing Company and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2009, 2008, 2007

(Dollars in millions, except per share data)

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing,” the “Company,” “we,” “us,” or “our”). These statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the current year presentation. Effective January 1, 2009, we adopted a newly issued accounting standard which was retrospectively applied and requires the noncontrolling interest to be separately presented as a component of shareholders’ equity on the Consolidated Statements of Financial Position and Shareholders’ Equity. The impact of this standard was not material to the Consolidated Statements of Operations.

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

Revenue and Related Cost Recognition

Contract Accounting Contract accounting is used for development and production activities predominantly by Boeing Defense, Space & Security (BDS) (formerly IDS). The majority of business conducted by BDS is performed under contracts with the U.S. government and other customers that extend over several years. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract resulting in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

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

Concession Sharing Arrangements We account for sales concessions to our customers in consideration of their purchase of products and services as a reduction to revenue when the related products and services are delivered. The sales concessions incurred may be partially reimbursed by certain suppliers in accordance with concession sharing arrangements. We record these reimbursements, which are presumed to represent reductions in the price of the vendor’s products or services, as a reduction in Cost of products.

Spare Parts Revenue We recognize sales of spare parts upon delivery and the amount reported as cost of sales is recorded at average cost.

Service Revenue Service revenue is recognized when the service is performed with the exception of U.S. government service agreements, which are accounted for using contract accounting. Service activities primarily include: support agreements associated with military aircraft and helicopter contracts, ongoing maintenance of International Space Station and Space Shuttle, commercial Delta launches and technical and flight operation services for commercial aircraft. Service revenue and associated cost of sales from pay-in-advance subscription fees are deferred and recognized as services are rendered.

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

Reinsurance Revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $122, $83 and $84 during 2009, 2008, and 2007 respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $118, $86, and $93 during 2009, 2008, and 2007 respectively. Revenues and costs are presented net in Cost of services in the Consolidated Statements of Operations.

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

We have established cost sharing arrangements with some suppliers for the 787 program, which have enhanced our internal development capabilities and have offset a substantial portion of the financial risk of developing this aircraft. Our cost sharing arrangements state that the supplier contributions are for reimbursements of costs we incur for experimentation, basic design, and testing activities during the 787 development. In each arrangement, we retain substantial rights to the 787 part or component covered by the arrangement. The amounts received from these cost sharing arrangements are recorded as a reduction to research and development expenses since we have no obligation to refund any amounts received per the arrangements regardless of the outcome of the development efforts. Specifically, under the terms of each agreement, payments received from suppliers for their share of the costs are typically based on milestones and are recognized as earned when we achieve the milestone events and no ongoing obligation on our part exists. In the event we receive a milestone payment prior to the completion of the milestone, the amount is classified in Other accrued liabilities until earned.

Share-Based Compensation

We provide various forms of share-based compensation to our employees. For awards settled in shares, we measure compensation expense based on the grant-date fair value net of estimated forfeitures. For awards settled in cash, or that may be settled in cash, we measure compensation expense based on the fair value at each reporting date net of estimated forfeitures. The expense is recognized over the requisite service period, which is generally the vesting period of the award.

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

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Tax-related interest and penalties are classified as a component of Income tax expense.

Postretirement Plans

We sponsor various pension plans covering substantially all employees. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). A portion of net periodic pension and other postretirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period. If gains and losses, which occur when actual experience differs from actuarial assumptions, exceed ten percent of the greater of plan assets or plan liabilities we amortize them over the average future service period of employees. The funded status of our pension and postretirement plans is reflected on the Consolidated Statements of Financial Position. Effective December 31, 2008, accounting standards required us to measure our plan assets and benefit obligations at December 31, the date of our year end. We previously performed this measurement at September 30 of each year.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, certificates of deposit, time deposits, and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank, and reclassify any negative balances to Accounts payable. Accounts payable included $211 and $157 at December 31, 2009 and 2008, attributable to checks written but not yet cleared by the bank.

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

We net advances and progress billings on long-term contracts against inventory in the Consolidated Statements of Financial Position. Advances and progress billings in excess of related inventory are reported in Advances and billings in excess of related costs.

Precontract Costs

We may, from time to time, incur costs to begin fulfilling the statement of work under a specific anticipated contract that we are still negotiating with a customer. If we determine it is probable that we will be awarded the specific anticipated contract, then we capitalize the precontract costs we incur, excluding any start-up costs which are expensed as incurred. Capitalized precontract costs of $183 and $350 at December 31, 2009 and 2008, are included in Inventories, net of advances and progress billings, in the accompanying Consolidated Statements of Financial Position.

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

Goodwill and Other Acquired Intangibles

Goodwill and other acquired intangible assets with indefinite lives are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Our annual testing date is April 1.

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

Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, from 3 to 14 years; product know-how, from 3 to 30 years; customer base, from 1 to 19 years; distribution rights, from 9 to 30 years; and other, from 1 to 32 years. We evaluate the potential impairment of finite-lived acquired intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Investments

We classify investment securities as either held-to-maturity or available-for-sale. Held-to-maturity securities include time deposits and are carried at cost.

Available-for-sale securities include marketable debt and equity securities and Enhanced Equipment Trust Certificates and are recorded at their fair values, with unrealized gains and losses reported as part of Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. Realized gains and losses on marketable securities are recognized based on the cost of securities using the first-in, first-out method. Realized gains and losses on all other available-for-sale securities are recognized based on specific identification.

Available-for-sale securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary, we consider the duration and severity of the loss position, the strength of the underlying collateral, the term to maturity, credit rating and our intent to sell. For debt securities that are deemed other-than-temporarily impaired and there is no intent to sell, impairments are separated into the amount related to the credit loss, which is recorded in our Consolidated Statements of Operations, and the amount related to all other factors, which is recorded in Accumulated other comprehensive loss. For debt securities that are deemed other-than-temporarily impaired and there is an intent to sell, impairments in their entirety are recorded in our Consolidated Statements of Operations. For equity securities that are deemed other-than-temporarily impaired, impairments in their entirety are recorded in our Consolidated Statements of Operations. Payments received on other-than-temporarily impaired investments are recorded using the cost recovery method.

The equity method of accounting is used to account for investments for which we have the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20% and 50%.

We classify investment income and loss on our Consolidated Statements of Operations based on whether the investment is operating or non-operating in nature. Operating investments align strategically and are integrated with our operations. Earnings from operating investments, including our share of income or loss from equity method investments, dividend income from certain cost method investments, and any impairments or gain/loss on the disposition of these investments, are recorded in Income from operating investments, net. Non-operating investments are those we hold for non-strategic purposes. Earnings from non-operating investments, including interest and dividends on marketable securities, and any impairments or gain/loss on the disposition of these investments are recorded in Other (expense)/income, net.

Derivatives

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. We use derivative instruments to principally manage a variety of market risks. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to include in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in Shareholders’ equity (as a component of Accumulated other comprehensive loss) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. We also hold certain instruments for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, the changes in their fair value are also recorded in earnings immediately.

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

All trade-in commitments at December 31, 2009 and 2008 are solely attributable to Sale Aircraft and did not originate from contingent repurchase agreements. Exposure related to trade-in commitments may take the form of:

(1)	Adjustments to revenue for the difference between the contractual trade-in price in the definitive agreement and our best estimate of the fair value of the trade-in aircraft as of the date of such agreement, which would be recorded in Inventory and recognized upon delivery of the Sale Aircraft, and/or

(2)	Charges to cost of products for adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for Sale Aircraft but prior to the purchase of the used trade-in aircraft. Estimates based on current aircraft values would be included in Other accrued liabilities.

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

Used aircraft acquired by the Commercial Airplanes segment are included in Inventories at the lower of cost or market as it is our intent to sell these assets. To mitigate costs and enhance marketability, aircraft may be placed on operating lease. While on operating lease, the assets are included in Customer financing; however, the valuation continues to be based on the lower of cost or market. The lower of cost or market assessment is performed quarterly using the process described above.

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

Allowance for losses on customer financing receivables We record the potential impairment of customer financing receivables in our portfolio in a valuation account, the balance of which is an accounting estimate of probable but unconfirmed losses in the receivables portfolio. The allowance for losses on receivables relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment and (b) all other receivables.

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

Warranties

In conjunction with certain product sales, we provide warranties that cover factors such as non-conformance to specifications and defects in material and design. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three to four-year standard warranty for systems, accessories, equipment, parts, and software manufactured by us or manufactured to certain standards under our authorization. These warranties are included in the programs’ estimate at completion. Additionally, on occasion we have made commitments beyond the standard warranty obligation to correct fleet-wide major issues of a particular model. These costs are expensed as incurred. Warranties issued by our BDS segments principally relate to sales of military aircraft and weapons hardware and are included in the contract cost estimates. These sales are generally accompanied by a six to twelve-month warranty period and cover systems, accessories, equipment, parts, and software manufactured by us to certain contractual specifications. Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. Estimated costs of these additional warranty issues are considered changes to the initial liability estimate.

Supplier Penalties

We record an accrual for supplier penalties when an event occurs that makes it probable that a supplier penalty will be incurred and the amount is reasonably estimable. Until an event occurs, we fully anticipate accepting all products procured under production-related contracts.

Guarantees

We record a liability in Other accrued liabilities for the fair value of guarantees that are issued or modified after December 31, 2002. For a residual value guarantee where we received a cash premium, the liability is equal to the cash premium received at the guarantee’s inception. For credit and performance guarantees, the liability is equal to the present value of the expected loss. We determine the expected loss by multiplying the creditor’s default rate by the guarantee amount reduced by the expected recovery, if applicable, for each future period the credit or performance guarantee will be outstanding. If at inception of a guarantee, we determine there is a probable related contingent loss, we will recognize a liability for the greater of (a) the fair value of the guarantee as described above or (b) the probable contingent loss amount.

Note 2 – Acquisitions

Vought Aircraft Industries Inc.

On July 30, 2009, we acquired the business, assets and operations of Vought Aircraft Industries, Inc.’s (Vought) 787 business conducted at North Charleston, South Carolina. In connection with the acquisition, we paid cash consideration of $590 and released Vought from its obligation to repay amounts of $416 previously advanced by us. Vought’s 787 business produces aft fuselage sections, including the fabrication, assembly and systems installation, for the 787 program. The acquisition of Vought is intended to strengthen our 787 program and bolster our capability to develop and produce large composite structures. The results of operations from the acquisition date are included in our Commercial Airplanes’ segment.

The final allocation of the purchase price is as follows:

Net inventory	$241
Property, plant and equipment	170
Goodwill	606
Finite-lived intangible assets[1]	49
Accounts payable	(24)
Other accrued liabilities	(31)
Other long-term liabilities	(5)
Total net assets acquired	$1,006

[1]	The weighted average amortization period for finite-lived intangible assets is 17 years.

Other Acquisitions

As part of an acquisition made in 2008, we may be required to pay up to an additional $48 of purchase price for contingent consideration. The additional consideration is due in the event specified targets are achieved over a three year period and will be recorded if the targets are met.

Note 3 – Goodwill and Acquired Intangibles

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Commercial Airplanes	Boeing Military Aircraft	Network & Space Systems	Global Services & Support	Total
Balance at January 1, 2007[1]	$1,365	$593	$883	$206	$3,047
Goodwill adjustments	(25)			(1)	(26)
Acquisition	60				60
Balance at December 31, 2007	$1,400	$593	$883	$205	$3,081
Goodwill adjustments	(35)				(35)
Acquisitions[2]	84	248	201	68	601
Balance at December 31, 2008	$1,449	$841	$1,084	$273	$3,647
Vought acquisition	606				606
Other	28		18	20	66
Balance at December 31, 2009	$2,083	$841	$1,102	$293	$4,319

[1]	Effective January 1, 2009, 2008 and 2007, certain programs were realigned among BDS segments. Prior year amounts have been recast for segment realignments.
[2]

The increase in goodwill is primarily the result of nine acquisitions during 2008. The purchase price allocations for five acquisitions were finalized during 2008. The purchase price allocations for the remaining four acquisitions were finalized in the first and second quarters of 2009.

As of December 31, 2009 and 2008, we had indefinite-lived intangible assets with carrying amounts of $499 relating to tradenames.

The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$1,596	$140	$1,265	$82
Developed technology	831	581	851	494
Customer base	517	165	397	107
Product know-how	333	98	325	85
Other	198	113	230	114
Total	$3,475	$1,097	$3,068	$882

Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2009 and 2008 was $207 and $166. Estimated amortization expense for the five succeeding years is as follows: 2010 – $239; 2011 – $196; 2012 – $191; 2013 – $167 and 2014 – $157.

Non-cash investing and financing transactions related to acquired finite-lived intangibles during 2009 and 2008 were $329 and $235. Total acquired finite-lived intangibles of $604 and $275 remain unpaid as of December 31, 2009 and 2008.

Note 4 – Earnings Per Share

The weighted-average number of shares outstanding used to compute earnings per share are as follows:

(Shares in millions) Years ended December 31,	2009	2008	2007
Weighted average shares outstanding	705.9	719.9	750.5
Participating securities	3.7	2.9	9.0
Basic weighted average shares outstanding	709.6	722.8	759.5
Dilutive potential common shares	3.8	6.2	13.0
Diluted weighted average shares outstanding	713.4	729.0	772.5

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

(Shares in millions) Years ended December 31,	2009	2008	2007
Stock options	16.8	14.9
ShareValue Trust	13.2	12.7	25.8
Performance Awards	2.0	2.0	3.0
Performance Shares	0.8	0.7	0.7
Stock units	0.2	0.3

Note 5 – Income Taxes

The components of earnings before income taxes were:

Years ended December 31,	2009	2008	2007
U.S.	$1,638	$3,794	$5,901
Non-U.S.	93	201	217
	$1,731	$3,995	$6,118

Income tax expense/(benefit) consisted of the following:

Years ended December 31,	2009	2008	2007
Current tax expense
U.S. federal	$(132)	$44	$1,260
Non-U.S.	69	29	139
U.S. state	145	20	164
	82	93	1,563
Deferred tax expense
U.S. federal	457	1,151	487
Non-U.S.	(55)	26	(6)
U.S. state	(88)	71	16
	314	1,248	497
Total income tax expense	$396	$1,341	$2,060

Net income tax payments/(refunds) were ($198), $599 and $711 in 2009, 2008 and 2007, respectively.

Our effective income tax rate was 22.9%, 33.6%, and 33.7% for the years ended December 31, 2009, 2008, and 2007, respectively. Our effective tax rate was lower in 2009 primarily because tax credits such as Research and Development credits represented a higher proportion of earnings before taxes due to the year-over-year reduction in earnings. The following is a reconciliation of the U.S. federal statutory tax rate of 35% to our effective income tax rate:

Years ended December 31,	2009	2008	2007
U.S. federal statutory tax	35.0%	35.0%	35.0%
Research and Development credits	(10.1)	(4.3)	(2.4)
Tax on international activities	(2.4)	(0.7)	1.0
Tax deductible dividends	(2.2)	(0.8)	(0.4)
State income tax provision, net of effect on U.S. federal tax	2.2	1.7	1.6
Other provision adjustments	0.4	2.7	(1.1)
Effective income tax rate	22.9%	33.6%	33.7%

Significant components of our deferred tax assets, net of deferred tax liabilities, at December 31 were as follows:

	2009	2008
Retiree health care accruals	$2,930	$2,970
Inventory and long-term contract methods of income recognition and other (net of valuation allowance of $23 and $17)	(994)	(604)
Partnerships and joint ventures	(528)	(500)
Other employee benefits accruals	1,411	1,367
In-process research and development related to acquisitions	79	93
Net operating loss, credit, and charitable contribution carryovers (net of valuation allowance of $36 and $31)	477	270
Pension asset (liability)	2,345	3,026
Customer and commercial financing	(1,703)	(1,604)
Unremitted earnings of non-U.S. subsidiaries	(55)	(55)
Other net unrealized losses (gains)	66	197
Net deferred tax assets[1]	$4,028	$5,160

[1]	Of the deferred tax asset for net operating loss and credit carryovers, $184 expires in years ending from December 31, 2010 through December 31, 2029 and $293 may be carried over indefinitely.

Net deferred tax assets at December 31 were as follows:

	2009	2008
Deferred tax assets	$13,739	$14,700
Deferred tax liabilities	(9,652)	(9,492)
Valuation allowance	(59)	(48)
Net deferred tax assets	$4,028	$5,160

The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Included in the net deferred tax assets at December 31, 2009 and 2008 are deferred tax assets in the amounts of $7,226 and $8,134 related to other comprehensive income.

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

As of December 31, 2009 and 2008, the amount of accrued income tax-related interest and penalties included in the Consolidated Statements of Financial Position was as follows: interest of $271 and $215, and penalties of $14 and $14. The amount of interest accrued during 2009 was $45.

The years 2004-2006 are currently being examined by the Internal Revenue Service (IRS), and we have filed appeals with the IRS for 1998-2003. We are also subject to examination in major state and international jurisdictions for the 2001-2009 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Unrecognized Tax Benefits – January 1,	$1,453	$1,272
Gross increases – tax positions in prior periods	219	88
Gross decreases – tax positions in prior periods	(31)	(28)
Gross increases – current-period tax positions	148	132
Settlements		(10)
Lapse of statute of limitations	(2)	(1)
Unrecognized Tax Benefits – December 31,	$1,787	$1,453

As of December 31, 2009 and 2008, the total amount of unrecognized tax benefits was $1,787 and $1,453, of which $1,452 and $1,171 would affect the effective tax rate, if recognized. These amounts are primarily associated with U.S. federal tax issues such as the tax benefits from the Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) tax rules, the amount of research and development tax credits claimed, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed. Also included in these amounts are accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed.

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

The Research and Development credit expired on December 31, 2009. Congress is currently considering bills that will extend the credit. If the Research and Development credit is not legislatively enacted there would be an unfavorable impact on our 2010 effective income tax rate.

Note 6 – Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2009	2008
U.S. government contracts	$3,090	$2,675
Commercial customers	1,206	1,041
Reinsurance receivables	494	495
Sea Launch receivables, net of reserves	438
Non-U.S. military contracts	436	391
Other	162	1,054
Less valuation allowance	(41)	(54)
Total	$5,785	$5,602

The following table summarizes our accounts receivable under long-term contracts that were not billable or related to outstanding claims as of December 31:

	Unbillable		Claims
	2009	2008	2009	2008
Current	$1,273	$990	$33	$32
Expected to be collected after one year	450	467	151	120
Total	$1,723	$1,457	$184	$152

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

Sea Launch

On June 22, 2009, the Sea Launch venture, in which Boeing Commercial Satellite Company (BCSC), a subsidiary of The Boeing Company, is a 40% partner with S.P. Koroley Rocket and Space Corporation Energia of Russia (25%), Aker ASA of Norway (Aker) (20%), PO Yuzhnoye Mashinostroitelny Zavod of Ukraine (10%) and KB Yuzhnoye of Ukraine (5%), filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the Chapter 11 Filing). The Chapter 11 Filing constituted an event of default or otherwise accelerated approximately $448 of outstanding indebtedness of Sea Launch for which we and an affiliate of Aker had previously issued credit guarantees on a joint-and-several basis. On July 1, 2009, we paid the entire $448 due under our guarantee. Among other options, we have rights to reimbursement from Sea Launch as well as the other Sea Launch partners, who are each obligated to reimburse us so that we contribute no more than our proportional ownership percentage (40% or $179) in Sea Launch of the aggregate guarantee payment obligations. On September 11, 2009, an affiliate of Aker executed a promissory note which obligates it to pay us $122 in three payments. The first payment of $40 was received in December 2009 and the final two payments are due in 2010. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the remaining $147 related to our guarantee payment.

In addition, as a result of the Sea Launch bankruptcy, $523 of principal and interest associated with a loan by BCSC also become repayable by Sea Launch. Certain other Sea Launch partners have guaranteed portions of this loan (collectively, 40% of the total amount is guaranteed). We have also filed certain proofs of claim in the bankruptcy on account of various goods and services provided to Sea Launch prior to the bankruptcy filing.

We intend to pursue vigorously all of our rights and remedies against Sea Launch and the other Sea Launch partners with respect to the amounts described above.

Receivables at December 31, 2009 consisted of the following:

	Gross Receivables	Established Reserves	Net Receivable Balance
Credit guarantee
Promissory note	$82		$82
Other	326	$179	147
Receivables related to partner loans (principal and interest)	523	314	209
Total	$931	$493	$438

In the event we are unable to secure reimbursement from Sea Launch or certain Sea Launch partners of $229 related to our payment under the credit guarantees and $209 related to the previously made loans to Sea Launch, we could incur additional pre-tax charges of up to $438.

Sea Launch management continues to operate the business and has obtained debtor-in-possession financing to address cash needs. In October 2009, the bankruptcy court granted Sea Launch a three month extension to file a reorganization plan, and Sea Launch’s motion requesting an additional extension through April 14, 2010 is scheduled to be heard on March 4, 2010.

Note 7 – Inventories

Inventories at December 31 consisted of the following:

	2009	2008
Long-term contracts in progress	$14,673	$14,051
Commercial aircraft programs	18,568	19,309
Commercial spare parts, used aircraft, general stock materials and other	5,004	4,340
	38,245	37,700
Less advances and progress billings	(21,312)	(22,088)
	$16,933	$15,612

Long-Term Contracts in Progress

Delta launch program inventories that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021 are included in long-term contracts in progress inventories. At December 31, 2009, and 2008, the inventory balance was $1,685 (net of $120 of advances received under the inventory supply agreement) and $1,822, of which $1,070 relates to yet unsold launches at December 31, 2009. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $62.

Commercial Aircraft Programs

Inventory includes deferred production costs which represent commercial aircraft programs production costs incurred on in-process and delivered units in excess of the estimated average cost of such units. As of December 31, 2009 and 2008, the balance of deferred production costs and unamortized tooling related to commercial aircraft programs in production, except the 777 and 787 programs, was insignificant relative to the programs’ balance-to-go estimates. As of December 31, 2009 and 2008, all significant excess deferred production costs or unamortized tooling costs are recoverable from existing firm orders for the 777 program.

For the 777 program, inventory included $510 and $1,223 for deferred production cost, and $211 and $255 of unamortized tooling at December 31, 2009 and 2008.

For the 787 program, inventory included $3,885 and $3,021 of work in process (including deferred production costs), $2,187 and $2,548 of supplier advances, and $1,231 and $755 of tooling and other non-recurring costs at December 31, 2009 and 2008. In August 2009, we concluded that the first three flight-test airplanes for the 787 program will not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. Therefore, $2,481 in costs previously recorded for the first three flight-test airplanes were reclassified from program inventory to Research and development expense during the third quarter of 2009. Additionally, production costs incurred from August to December 2009 of $212 related to these flight-test airplanes were also included in research and development expense.

Commercial aircraft program inventory included amounts credited in cash or other consideration (early issue sales consideration), to airline customers totaling $1,577 and $1,271 at December 31, 2009 and 2008.

Commercial Spare Parts, Used Aircraft, General Stock Materials and Other

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of December 31, 2009 and 2008, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $235 subject to claims or other uncertainties relating to the A-12 program at December 31, 2009 and 2008 (See Note 20).

Note 8 – Customer Financing

Customer financing at December 31 consisted of the following:

	2009	2008
Aircraft financing
Notes receivable	$779	$615
Investment in sales-type/finance leases	2,391	2,528
Operating lease equipment, at cost, less accumulated depreciation of $784 and $771	2,737	3,152
Other financing
Notes receivable	229	256
Less allowance for losses on receivables	(302)	(269)
	$5,834	$6,282

The components of investment in sales-type/finance leases at December 31 were as follows:

	2009	2008
Minimum lease payments receivable	$3,147	$3,451
Estimated residual value of leased assets	677	735
Unearned income	(1,433)	(1,658)
	$2,391	$2,528

Aircraft financing operating lease equipment primarily includes jet and commuter aircraft. At December 31, 2009 and 2008, aircraft financing operating lease equipment included $385 and $685 of equipment available for sale or re-lease. At December 31, 2009 and 2008, we had firm lease commitments for $345 and $305 of this equipment.

When our Commercial Airplanes segment is unable to immediately sell used aircraft, it may place the aircraft under an operating lease. It may also provide customer financing with a note receivable. The carrying amount of the Commercial Airplanes segment used aircraft under operating leases and notes receivable included as a component of customer financing totaled $203 and $232 as of December 31, 2009 and 2008.

Impaired receivables and the allowance for losses on those receivables consisted of the following at December 31:

	2009	2008
Impaired receivables with no specific impairment allowance	$1	$163
Impaired receivables with specific impairment allowance	144	16
Allowance for losses on impaired receivables	2	8

The average recorded investment in impaired receivables as of December 31, 2009, 2008 and 2007, was $162, $197, and $589, respectively. Income recognition is generally suspended for receivables at the date full recovery of income and principal becomes not probable. Income is recognized when receivables become contractually current and performance is demonstrated by the customer. Interest income recognized on such receivables was $9, $14, and $50 for the years ended December 31, 2009, 2008 and 2007, respectively.

The change in the allowance for losses on receivables for the years ended December 31, 2009, 2008 and 2007, consisted of the following:

Allowance for Losses
Beginning balance – January 1, 2007	$(254)
Customer financing valuation benefit/(provision)	60
Other	(1)
Ending balance – December 31, 2007	(195)
Customer financing valuation benefit/(provision)	(84)
Reduction in customer financing assets	10
Ending balance – December 31, 2008	(269)
Customer financing valuation benefit/(provision)	(45)
Reduction in customer financing assets	12
Ending balance – December 31, 2009	$(302)

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations at December 31 were as follows:

	2009	2008
717 Aircraft ($662 and $694 accounted for as operating leases)*	$2,262	$2,365
757 Aircraft ($708 and $780 accounted for as operating leases)*	902	991
737 Aircraft ($400 and $453 accounted for as operating leases)	553	464
767 Aircraft ($154 and $181 accounted for as operating leases)	465	540
MD-11 Aircraft ($384 and $536 accounted for as operating leases)*	384	536

*	Out of production aircraft

We recorded charges related to customer financing asset impairment in operating earnings, primarily as a result of declines in projected future cash flows. These charges for the years ended December 31 were as follows:

	2009	2008	2007
Boeing Capital Corporation	$91	$35	$33
Other Boeing	8		15
	$99	$35	$48

Scheduled receipts on customer financing are as follows:

Year	Principal Payments on Notes Receivable	Sales- Type/ Finance Lease Payments Receivable	Operating Lease Equipment Payments Receivable
2010	$284	$277	$349
2011	153	321	298
2012	129	316	239
2013	170	273	189
2014	55	273	140
Beyond 2014	220	1,687	343

Customer financing assets leased under capital leases and subleased to others were not significant in 2009 and 2008.

Note 9 – Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2009	2008
Land	$539	$540
Buildings and land improvements	9,548	9,133
Machinery and equipment	10,383	9,990
Construction in progress	1,109	1,379
	21,579	21,042
Less accumulated depreciation	(12,795)	(12,280)
	$8,784	$8,762

Depreciation expense was $1,066, $1,013, and $978 for the years ended December 31, 2009, 2008 and 2007, respectively. Interest capitalized during the years ended December 31, 2009, 2008 and 2007 totaled $90, $99, and $117, respectively. At December 31, 2009 and 2008, we had $316 and $334 of operating lease properties, net of $262 and $242 of accumulated depreciation.

Rental expense for leased properties was $273, $426, and $411, for the years ended December 31, 2009, 2008 and 2007, respectively. For the same periods, these expenses, substantially all minimum rentals, were net of sublease income of $9, $14, and $26. At December 31, 2009, minimum rental payments under capital leases aggregated $83, and payments due under capital leases during the next five years are not material. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,159, net of sublease payments of $11, at December 31, 2009. Non-cancellable future rentals due from customers for equipment on operating leases aggregated $136 at December 31, 2009. Payments due under operating leases net of sublease amounts and non-cancellable future rentals during the next five years are as follows:

	2010	2011	2012	2013	2014
Minimum operating lease payments, net of sublease amounts	$213	$171	$129	$100	$88
Future rentals due from customers for equipment on operating leases	17	16	16	15	14

We had accounts payable related to purchases of property, plant and equipment of $131, $157, and $150 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 10 – Investments

Our investments, which are recorded in Short-term investments or Investments, consisted of the following at December 31:

	2009	2008
Time deposits	$1,900
Available-for-sale investments	139	$352
Equity method investments	974	942
Other investments	25	45
Total investments	$3,038	$1,339

Available-For-Sale Investments

Our investments in available-for-sale debt and equity securities consisted of the following at December 31:

	2009				2008
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt:
Residential mortgage- backed securities	$107			$107	$285		$(89)	$196
Other debt obligations	6		$(1)	5	172		(16)	156
Equity	40	$1	(14)	27
Total	$153	$1	$(15)	$139	$457		$(105)	$352

Gross realized gains and losses on available-for-sale investment securities for the years ended December 31, were as follows:

	2009	2008	2007
Gains	$4	$46	$5
Losses, including other-than-temporary-impairments	(48)	(107)	(11)
Net	$(44)	$(61)	$(6)

The contractual maturities of available-for-sale debt securities at December 31, 2009, were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$1	$1
Due from 1 to 5 years	4	3
Due from 5 to 10 years	1	1
Due after 10 years	107	107
Total	$113	$112

Equity Method Investments

Our effective ownership percentages and balances of equity method investments consisted of the following as of December 31:

	Segment	Ownership Percentages	Investment Balance
			2009		2008
United Launch Alliance	Network & Space Systems	50%	$962		$1,006
United Space Alliance	Network & Space Systems	50%	(150	)(1)	(197	)(1)
Other	Primarily Commercial Airplanes and Global Services & Support		162		133
Total Equity method investments			$974		$942

(1)	Credit balances are a result of our proportionate share of the joint venture’s pension and postretirement related adjustments which reduce the carrying value of the investment.

Note 11 – Liabilities, Commitments and Contingencies

Other Accrued Liabilities

Other accrued liabilities at December 31 consisted of the following:

	2009	2008
Accrued compensation and employee benefit costs	$4,662	$4,479
Environmental	706	731
Product warranties	999	959
Forward loss recognition(a)	2,738	1,458
Other	3,717	3,937
Total	$12,822	$11,564

(a)	Forward loss recognition relates primarily to 747 and Airborne Early Warning and Control (AEW&C) in 2009 and 2008.

Environmental

The following table summarizes environmental matter activity during the years ended December 31, 2009 and 2008.

	Environmental Liabilities
	2009	2008
Beginning balance – January 1	$731	$679
Reductions for payments made	(89)	(106)
Changes in estimates	64	158
Ending balance – December 31	$706	$731

The liabilities recorded represent our best estimate of costs expected to be incurred to remediate, operate, and maintain sites over periods of up to 30 years. It is reasonably possible that we may incur additional charges because of regulatory complexities, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates to remediate identified contamination at all sites based on our experience and existing laws and regulations. At December 31, 2009 and 2008 our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $948 and $1,206.

Product Warranties

The following table summarizes product warranty activity recorded for the years ended December 31, 2009 and 2008.

	Product Warranty Liabilities
	2009	2008
Beginning balance – January 1	$959	$962
Additions for current year deliveries	167	140
Reductions for payments made	(237)	(253)
Changes in estimates	110	110
Ending balance – December 31	$999	$959

Discontinued Operations

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At December 31, 2009 and 2008, our maximum future cash exposure to losses associated with the loss sharing arrangement was $234 and $232. As of December 31, 2009 and 2008, the accrued liability under the loss sharing arrangement was $77 and $39.

Commercial Aircraft Commitments

In conjunction with signing definitive agreements for the sale of new aircraft, we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. The total contractual trade-in value was $427 and $1,045 as of December 31, 2009 and 2008. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is continually assessed, taking into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $34 as of December 31, 2009. Trade-in commitment agreements have expiration dates from 2010 through 2023.

Future Lease Commitments

As of December 31, 2009 and 2008, future lease commitments on aircraft and other commitments not recorded on the Consolidated Statements of Financial Position totaled $159 and $197. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of December 31, 2009, the future lease commitments on aircraft for each of the next five years were as follows: $16 in 2010, $16 in 2011, $16 in 2012, $16 in 2013, and $16 in 2014. As of December 31, 2009 and 2008, Other accrued liabilities included $14 and $32 attributable to adverse commitments under these lease arrangements.

Financing Commitments

Financing commitments totaled $10,409 and $10,145 as of December 31, 2009 and 2008. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required.

In connection with the formation of ULA, we and Lockheed Martin Corporation (Lockheed) each agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements during the five-year period following December 1, 2006. ULA did not request any funds under the line of credit as of December 31, 2009. We and Lockheed have also each committed to provide ULA with up to $122 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 7.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $7,052 and $5,763 as of December 31, 2009 and 2008.

C-17

At December 31, 2009, our backlog included 11 C-17 aircraft currently under contract with the U.S. Air Force (USAF) as well as international orders for 7 C-17 aircraft. Backlog does not include 8 aircraft funded in the Fiscal Year 2009 (FY09) supplemental defense spending bill and 10 aircraft funded in the 2010 defense appropriations bill. At December 31, 2009, inventory expenditures and potential termination liabilities to suppliers for aircraft not included in backlog, primarily the 8 FY09 aircraft, totaled approximately $375. Should additional orders not materialize, it is reasonably possible that we will decide in 2010 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract with the USAF.

Satellites

Certain launch and satellite sales contracts include provisions that specify that we bear risk of loss associated with the launch phase through acceptance in orbit by the customer. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract and when economically advisable. The current insurance market reflects high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There is a contractual launch scheduled for 2010 for which full insurance coverage may not be available or, if available, could be prohibitively expensive. We will continue to review this risk. We estimate that the potential uninsured amount for this launch could be approximately $360.

Company Owned Life Insurance

McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2009 and 2008, the cash surrender value was $360 and $331 and the total loans were $337 and $317. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2009 and 2008.

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

As of December 31, 2009	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,958	$3,940	$7
Indemnifications to ULA	682		23
Other credit guarantees	119	109	2
Residual value guarantees	51	44	10

As of December 31, 2008	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,024	$4,014	$7
Indemnifications to ULA	1,184		7
Credit guarantees related to the Sea Launch venture**	451	271	180
Other credit guarantees	158	145	11
Residual value guarantees	51	47	10

*	Amounts included in Other accrued liabilities
**	See Note 6.

Contingent Repurchase Commitments We have entered into contingent repurchase commitments with certain customers in conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft). Under these commitments, we agreed to repurchase the Sale Aircraft at a specified price, generally 10 years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft, and the subsequent exercise by the customer of its right to sell the Sale Aircraft to us. The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated Proceeds from Collateral/Recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.

Indemnifications to ULA We agreed to indemnify ULA against losses in the event that costs associated with $1,360 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable and allowable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA has consumed $1,111 of inventories that were contributed by us and has made advances of $120 to us under the inventory supply agreement. The table above includes indemnifications to ULA for contributed Delta launch program inventory of $277 and $813, plus $348 related to the pricing of certain contracts and $57 and $23 related to miscellaneous Delta contracts at December 31, 2009 and 2008.

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two of the four satellite missions covered by the indemnification. In March 2009, the USAF issued a denial of that claim and in June 2009, ULA filed an appeal. During 2009, the USAF exercised its option for a third satellite mission. ULA intends to submit a claim to the USAF in 2010 to re-price the contract value of the third mission. If ULA is unsuccessful obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $382 in pre-tax losses associated with the four missions.

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

The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position. As of December 31, 2009 and 2008, the assets and liabilities associated with the City of Wichita IRBs were $856 and $887.

Note 13 – Debt

On March 9, 2009, we filed a public shelf registration with the U.S. Securities and Exchange Commission (SEC) for the issuance of an indeterminate amount of debt securities and common stock. On March 13, 2009, we issued notes totaling $1,850, which included $700 bearing an interest rate of 5% due March 15, 2014, $650 bearing an interest rate of 6% due March 15, 2019 and $500 bearing an interest rate of 6.875% due March 15, 2039. The net proceeds after deducting the discount, underwriting fees and issuance costs were $1,817. On July 28, 2009, we issued notes totaling $1,950, which included $750 bearing an interest rate of 3.5% due February 15, 2015, $750 bearing an interest rate of 4.875% due February 15, 2020 and $450 bearing an interest rate of 5.875% due February 15, 2040. The net proceeds after deducting the discount, underwriting fees and issuance costs were $1,914. On November 20, 2009, we issued notes totaling $1,200, which included $700 bearing an interest rate of 1.875% due November 20, 2012, and $500 bearing an interest rate of 3.750% due November 20, 2016. The net proceeds after deducting the discount, underwriting fees and issuance costs were $1,184. We may redeem each series of notes issued in 2009 at any time prior to maturity, in whole or in part, upon at least 30 days notice, at a redemption price equal to the principal amount of the notes to be redeemed plus a make-whole premium, together with accrued interest on such notes to the redemption date. The notes are unsecured senior obligations and rank equally in right of payment with all our existing and future unsecured and unsubordinated indebtedness.

On October 30, 2008, BCC filed a public shelf registration for up to $5,000 of debt securities with the SEC that became effective on November 12, 2008. On October 27, 2009, BCC issued notes totaling

$1,000, which included $500 bearing an interest rate of 3.25% due October 27, 2014 and $500 bearing an interest rate of 4.70% due October 27, 2019. The net proceeds after deducting the discount, underwriting fees and issuance costs were $994. The remaining $4,000 remains available for potential debt issuance. The availability of funding under BCC’s shelf registration is dependent on investor demand and market conditions.

Total debt interest incurred, including amounts capitalized, was $610, $520, and $591 for the years ended December 31, 2009, 2008, and 2007, respectively. Interest expense recorded by BCC is reflected as a separate line item on our Consolidated Statements of Operations, and is included in earnings from operations. Total Company interest payments were $502, $493, and $616 for the years ended December 31, 2009, 2008, and 2007, respectively.

We have $3,525 currently available under credit line agreements, of which $2,000 is a 5-year credit facility expiring in November 2012 and $1,525 is a 364-day revolving credit facility expiring in November 2010. Both the 5-year and 364-day credit facilities have a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration dates. We have given BCC exclusive access to $1,500 under these arrangements. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements, including those at BCC.

Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2009		2008
	Consolidated Total	BCC Only	Consolidated Total	BCC Only
Unsecured debt securities	$644	$644	$514	$514
Non-recourse debt and notes	24	6	24	5
Capital lease obligations	14	9	9	9
Other notes	25		13
	$707	$659	$560	$528

Debt at December 31 consisted of the following:

	2009	2008
Boeing Capital Corporation debt:
Unsecured debt securities 1.480% – 7.580% due through 2023	$3,952	$3,516
Non-recourse debt and notes 1.330% – 5.790% notes due through 2013	61	66
Capital lease obligations 0.870% due through 2015	62	70
Subtotal Boeing Capital Corporation debt	$4,075	$3,652
Other Boeing debt:
Unsecured debentures and notes 1.875% – 9.750% due through 2043	$8,349	$3,406
Non-recourse debt and notes Enhanced equipment trust	360	380
Capital lease obligations due through 2017	14	1
Other notes	126	73
Subtotal other Boeing debt	$8,849	$3,860
Total debt	$12,924	$7,512

At December 31, 2009, $123 of BCC debt was collateralized by portfolio assets and underlying equipment totaling $209. The debt consists of the 0.87% to 5.79% notes due through 2015.

Maturities of long-term debt for the next five years are as follows:

	2010	2011	2012	2013	2014
BCC	$645	$798	$878	$652	$526
Other Boeing	49	91	1,077	628	763
	$694	$889	$1,955	$1,280	$1,289

Note 14 – Postretirement Plans

We have various pension plans covering substantially all employees. We fund our major pension plans through trusts. Pension assets are placed in trust solely for the benefit of the plans’ participants, and are structured to maintain liquidity that is sufficient to pay benefit obligations as well as to keep pace over the long term with the growth of obligations for future benefit payments.

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

The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation (PBO). We have recognized the aggregate of all overfunded plans in Pension plan assets, net and the aggregate of all underfunded plans in either Accrued retiree health care or Accrued pension plan liability, net. The portion of the amount by which the actuarial present value of benefits included in the PBO exceeds the fair value of plan assets, payable in the next 12 months, is reflected in Other accrued liabilities.

Effective December 31, 2008, a new accounting standard on defined benefit pension and other postretirement plans requires us to measure plan assets and benefit obligations at fiscal year end. We previously performed this measurement at September 30 of each year. Beginning in fourth quarter of 2007 in accordance with this standard, we eliminated the use of a three-month lag period when recognizing the impact of curtailments or settlements and, instead, recognize these amounts in the period in which they occur. As a result of implementing the measurement date provisions of this standard, we recorded an additional quarter of pension and other postretirement benefit (OPB) cost as of January 1, 2008 as a $178 decrease to Retained earnings and a $92 decrease to Accumulated other comprehensive loss, which resulted in a net decrease of $86 to Shareholders’ equity. The provisions of this standard do not permit retrospective application.

The components of net periodic benefit cost are as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$1,090	$952	$953	$132	$126	$136
Interest cost	2,964	2,823	2,681	466	459	473
Expected return on plan assets	(3,738)	(3,811)	(3,507)	(5)	(8)	(8)
Amortization of prior service costs	242	206	200	(90)	(93)	(88)
Recognized net actuarial loss	650	392	764	92	86	159
Settlement/curtailment loss	13		10
Net periodic benefit cost	$1,221	$562	$1,101	$595	$570	$672

Net periodic benefit cost included in Earnings from operations	$879	$696	$1,082	$615	$507	$648

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

	12 Month Period Ending December 31, 2009		15 Month Period Ending December 31, 2008
	Pension	Other Postretirement Benefits	Pension	Other Postretirement Benefits
Change in benefit obligation
Beginning balance	$49,017	$7,859	$45,734	$7,662
Service cost	1,090	132	1,188	159
Interest cost	2,964	466	3,524	574
Plan participants’ contributions	9		12
Amendments	143	(18)	470	(6)
Actuarial (gain)/loss	1,445	(374)	1,255	135
Settlement/curtailment/acquisitions/ dispositions, net	(68)		1
Benefits paid	(2,515)	(511)	(3,056)	(630)
Exchange rate adjustment	81	22	(111)	(35)
Ending balance	$52,166	$7,576	$49,017	$7,859

Change in plan assets
Beginning balance at fair value	$40,597	$79	$50,439	$96
Actual return on plan assets	6,074	13	(7,296)	(22)
Company contribution	1,582	24	531	19
Plan participants’ contributions	9	2	12	1
Settlement/curtailment/acquisitions/ dispositions, net	(67)	(1)		1
Benefits paid	(2,459)	(28)	(2,991)	(16)
Exchange rate adjustment	74		(98)
Ending balance at fair value	$45,810	$89	$40,597	$79

Amounts recognized in Consolidated Statements of Financial Position at December 31, consist of:
Pension plan assets, net	$16		$16
Other accrued liabilities	(57)	$(438)	(53)	$(458)
Accrued retiree health care		(7,049)		(7,322)
Accrued pension plan liability, net	(6,315)		(8,383)
Net amount recognized	$(6,356)	$(7,487)	$(8,420)	$(7,780)

Amounts recognized in Accumulated other comprehensive loss at December 31, are as follows:

	Pensions		Other Postretirement Benefits
	2009	2008	2009	2008
Net actuarial loss	$17,012	$18,556	$1,197	$1,644
Prior service cost/(credit)	1,331	1,430	(332)	(403)
Total recognized in Accumulated other comprehensive loss	$18,343	$19,986	$865	$1,241

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2010 is as follows:

	Pensions	Other Postretirement Benefits
Recognized net actuarial loss	$776	$56
Amortization of prior service costs	248	(78)
Total	$1,024	$(22)

The accumulated benefit obligation (ABO) for all pension plans was $47,549 and $45,218 at December 31, 2009 and 2008. Six of our eight major pension plans have ABOs that exceed plan assets at December 31, 2009. Key information for all plans with ABO in excess of plan assets as of December 31, is as follows:

	2009	2008
Projected benefit obligation	$26,141	$48,658
Accumulated benefit obligation	24,227	44,863
Fair value of plan assets	22,205	40,225

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our APBO by $497 and $491 at December 31, 2009 and 2008. These reductions/actuarial gains are amortized over the expected average future service of current employees.

Assumptions

	December 31		September 30
	2009	2008	2007	2006
Discount rate: pension and OPB	5.80%	6.10%	6.20%	5.90%
Expected return on plan assets	8.00%	8.00%	8.25%	8.25%
Rate of compensation increase	5.50%	5.50%	5.50%	5.50%

The discount rate for each pension plan is determined by discounting the plans’ expected future benefit payments using a yield curve developed from high quality bonds that are rated as Aa or better by Moody’s as of the measurement date. The yield curve is fitted to yields developed from bonds at various maturity points. Bonds with the ten percent highest and the ten percent lowest yields are omitted. A portfolio of about 400 bonds is used to construct the yield curve. Since corporate bond yields are generally not available at maturities beyond 30 years, it is assumed that spot rates will remain level beyond that 30-year point. The present value of each plan’s benefits is calculated by applying the spot/discount rates to projected benefit cash flows. All bonds are U.S. issues, with a minimum outstanding of $50.

The disclosed rate is the average rate for all the plans, weighted by the projected benefit obligation. As of December 31, 2009, the weighted average was 5.80%, and the rates for individual plans ranged from 3.80% to 6.40%. As of December 31, 2008, the weighted average was 6.10%, and the rates for individual plans ranged from 4.25% to 6.60%.

The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to recent trust performance and historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2009, the MRVA is approximately $3,700 greater than the fair market value of assets.

Assumed health care cost trend rates as of December 31, were as follows:

	2009	2008
Health care cost trend rate assumed next year	7.00%	7.50%
Ultimate trend rate	5.00%	5.00%
Year that trend reached ultimate rate	2014	2014

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

	Increase	Decrease
Effect on postretirement benefit obligation	$617	$(541)
Effect on total of service and interest cost	57	(50)

Plan Assets

Investment Strategy The overall objective of our pension assets is to earn a rate of return over time to satisfy the benefit obligations of the pension plans and to maintain sufficient liquidity to pay benefits and address other cash requirements of the pension fund. Specific investment objectives for our long-term investment strategy include reducing the volatility of pension assets relative to pension liabilities, achieving a competitive, total investment return, achieving diversification between and within asset classes and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified.

We update our long-term, strategic asset allocations every three-to-five years. We use various analytics to determine the optimal asset mix and consider plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. We identify investment benchmarks for the asset classes in the strategic asset allocation that are market-based and investable where possible.

Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions (such as private equity and real estate), and the timing of benefit payments and contributions. Short term investments and exchange-traded derivatives are used to rebalance the actual asset allocation to the target asset allocation. The asset allocation is monitored and rebalanced on a monthly basis.

The actual allocations for the pension assets at December 31, 2009 and 2008, and target allocations by asset class, are as follows:

	Percentage of Plan Assets		Target Allocations
Asset Class	2009	2008	2009	2008
Fixed income	50%	55%	45%	45%
Global equity	34	28	28	28
Real estate and real assets	4	4	10	10
Private equity	5	5	6	6
Global strategies	4	5	5	5
Hedge funds	3	3	6	6
Total	100%	100%	100%	100%

Fixed income securities are invested broadly and primarily in long duration instruments. Global equity securities are invested broadly in U.S. and non-U.S. companies which are in various industries and countries and through a range of market capitalizations.

Real estate and real assets include global private investments and publicly traded investments (such as REITs in the case of real estate). Real estate includes but is not limited to investments in office, retail, apartment and industrial properties. Real assets include but are not limited to investments in natural resources (such as energy, farmland and timber) and infrastructure. Private equity investment vehicles are primarily limited partnerships (LPs) and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies.

Global strategies seek to capitalize on inefficiencies identified across different asset classes or markets, primarily using long-short positions in derivatives and physical securities. Hedge fund strategy types include, but are not limited to event driven, relative value, long-short and market neutral. A well-diversified number of hedge funds are held.

Investment managers are retained for explicit investment roles specified by contractual investment guidelines. Certain investment managers are authorized to invest in derivatives, such as equity or bond futures, swaps, options and currency futures or forwards. Derivatives are used to achieve the desired market exposure of a security or an index, transfer value-added performance between asset classes, achieve the desired currency exposure, adjust portfolio duration or rebalance the total portfolio to the target asset allocation.

As a percentage of total plan assets, derivative net notional amounts were 6.0% and 6.2% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and 0.0% and 7.9% for global equity and currency overlay at December 31, 2009 and 2008.

In November 2009, the Company elected to contribute $1,500 of our common stock to the pension fund. An independent fiduciary was retained to manage and liquidate the stock over time at its discretion. Plan assets included $1,581 and $0 of our common stock as of December 31, 2009 and 2008.

Risk Management In managing the plan assets, we review and manage risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk. Liability management and asset class diversification are central to our risk management approach and are integral to the overall investment strategy. Further, asset classes are constructed to achieve diversification by investment strategy, by investment manager, by industry or sector and by holding.

Investment manager guidelines for publicly traded assets are specified and are monitored regularly through the custodian. Credit parameters for counterparties have been established for managers permitted to trade over-the-counter derivatives.

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	Total	Level 1	Level 2	Level 3
Fixed income securities
Corporate	$13,259		$13,254	$5
U.S. government and agencies	3,886		3,886
Mortgage backed and asset backed securities	916		893	23
Other	2,628	$19	2,609
Derivatives
Assets	33		33
Liabilities	(93)		(93)
Cash equivalents and other short-term investments	2,068	1,679	389
Currency overlay derivatives
Assets	107		107
Liabilities	(94)		(94)
Global equity securities
Common and preferred stock	11,394	11,325	69
Boeing company stock	1,581	1,581
Common/collective/pooled funds	2,574	89	2,485
Derivatives
Assets	9		9
Liabilities	(10)		(10)
Private equity	2,300	9		2,291
Real estate and real assets	1,784	442	5	1,337
Global strategies	1,676	484	1,192
Hedge funds	1,347		336	1,011
Total	$45,365	$15,628	$25,070	$4,667

Cash	$125
Receivables	641
Payables	(321)
Total	$45,810

Fixed income securities are primarily valued using a market approach with inputs that include broker quotes, benchmark yields, base spreads and reported trades.

Cash equivalents and other short-term investments, which are used to pay benefits, are primarily held in registered money market funds which are valued using a market approach based on the quoted market prices of identical instruments. Other cash equivalent and short-term investments are valued daily by the fund using a market approach with inputs that include quoted market prices for similar instruments.

Common and preferred stock equity securities are primarily valued using a market approach based on the quoted market prices of identical instruments. Common/collective/pooled funds are typically common or collective trusts valued at their net asset values (NAVs) that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity. Active currency managers, through an overlay program, invest in a broad set of currency derivatives. Derivatives leveled in the table above are over-the-counter and are primarily valued using an income approach with inputs that include benchmark yields, swap curves, cash flow analysis, rating agency data and interdealer broker rates. Exchange-traded derivative positions are reported in accordance with changes in daily variation margin which is settled daily and therefore reflected in the payables and receivables portion of the table.

Private equity LP valuations are reported by the fund manager and are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market based comparable data.

Real estate and real asset fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data. Publically traded REITs are valued using a market approach based on quoted market prices of identical instruments.

Global strategies are primarily limited liability company (LLC) or mutual fund structures. The LLCs are primarily valued based on NAVs calculated by the fund and have monthly liquidity. Global strategies mutual funds are valued using a market approach based on the quoted market prices of identical instruments.

Hedge funds consist of fund-of-fund LLC or commingled fund structures. The LLCs are primarily valued based on NAVs calculated by the fund and are not publicly available. Liquidity for the LLCs is monthly and is subject to liquidity of the underlying funds. The commingled fund NAV is calculated by the manager on a daily basis and has monthly liquidity.

Some of our assets, primarily our private equity, real estate and real assets, hedge funds and global strategies, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2009 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events. For those investments reported on a one-quarter lagged basis (primarily LPs) we use net asset values, adjusted for subsequent cash flows and significant events.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009.

	January 1, 2009 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2009 Balance
Fixed income securities
Corporate	$9		$(4)		$5
Mortgage backed and asset backed securities	49	$1	(32)	$5	23
Private equity	2,020	142	129		2,291
Real estate and real assets	1,629	(505)	213		1,337
Hedge funds	885	126			1,011
Total	$4,592	$(236)	$306	$5	$4,667

OPB Plan Assets The majority of OPB plan assets are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The index fund is valued using a market approach based on the quoted market price of an identical instrument (Level 1). The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows

Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA) as well as rules governing funding of our non-U.S. pension plans, are not expected to be material in 2010. In 2010 required contributions to our pension plans are not expected to exceed $100. We expect that if interest rates remain at their current levels, discount rates for ERISA determinations will likely decline in future years because of retrospective averaging, and as a result, contributions in future years are expected to increase. We expect to contribute approximately $14 to our OPB plans in 2010.

Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

	Pensions	Other Postretirement Benefits
2010	$2,665	$527
2011	2,764	551
2012	2,872	562
2013	3,008	577
2014	3,130	592
2015 – 2019	17,843	3,188

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

401(k) Plans

We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $591, $571 and $536 in 2009, 2008 and 2007, respectively.

Note 15 – Share-Based Compensation and Other Compensation Arrangements

Share-Based Compensation

Our 2003 Incentive Stock Plan, as amended on April 27, 2009, permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, Performance Shares, performance units and other incentives to our employees, officers, consultants and independent contractors. The aggregate number of shares of our stock available for issuance under the amended plan will not exceed 80,000,000 and no more than an aggregate of 16,000,000 shares are available for issuance as restricted stock awards.

Shares issued as a result of stock option exercises or conversion of stock unit awards will be funded out of treasury shares except to the extent there are insufficient treasury shares in which case new shares will be issued. We believe we currently have adequate treasury shares to meet any requirements to issue shares during 2010.

Share-based plans expense is primarily included in general and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit follow:

Years ended December 31,	2009	2008	2007
Stock options	$111	$119	$79
Restricted stock units and other awards	55	25	36
ShareValue Trust	71	61	78
Performance Shares	1	4	94
Share-based plans expense	$238	$209	$287

Income tax benefit	$89	$79	$118

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

On February 23, 2009, February 25, 2008, and February 26, 2007, we granted to our executives 7,423,242, 6,411,300, and 5,334,700 options, respectively, with an exercise price equal to the fair market value of our stock on the date of grant. The stock options vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. The options expire 10 years after the date of grant. If an executive terminates employment for any reason, the non-vested portion of the stock option will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2009 is as follows:

(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at beginning of year	20,577	$73.42
Granted	7,546	35.71
Exercised	(253)	40.84
Forfeited	(857)	62.00
Expired	(676)	48.81
Outstanding at end of year	26,337	$63.93	7.09	$179
Exercisable at end of year	13,940	$70.33	5.61	$47

The total intrinsic value of options exercised was $2, $22, and $192 during the years ended December 31, 2009, 2008 and 2007, respectively. Cash received from options exercised for the years ended December 31, 2009, 2008 and 2007 was $10, $44, and $209 with a related tax benefit of $1, $6, and $65, respectively, derived from the compensation deductions resulting from these option exercises. At December 31, 2009, there was $98 of total unrecognized compensation cost related to the Stock Option plan which is expected to be recognized over a weighted average period of 1.6 years. The total fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was $114, $82, and $43, respectively.

The fair values of options were estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value
2009	2/23/09	6 years	39.0%	2.4%	2.03%	$11.12
2008	2/25/08	6 years	28.8%	1.7%	3.20%	23.47
2007	2/26/07	6 years	28.4%	1.7%	4.62%	27.31

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

Restricted Stock Units and Other Awards

In 2009, we modified the components of our long-term incentive program while maintaining substantially the same total award value as in prior years. Prior to the modification, Performance Awards and options each comprised 50% of the total award value. Beginning in 2009, Performance Awards still represent 50% of the value and stock options and restricted stock units (RSUs) each represent 25% of the total value.

On February 23, 2009, we granted to our executives 2,144,501 RSUs as part of our long-term incentive program, with a fair value of $35.57 per share. The RSUs vest on the third anniversary of the grant date. If an executive terminates employment because of retirement, involuntary layoff, disability, or death, the employee (or beneficiary) will immediately vest on a proration of stock units based on active employment during the three-year performance period. In all other cases, the RSUs will not vest and all rights to the stock units will terminate completely.

In addition to RSUs awarded under our long-term incentive program, we grant restricted stock to employees for various achievements, referred to as other stock award units. The fair values of all stock units are estimated using the average stock price on the date of grant. Stock units settle in common stock on a one-for-one basis and are not contingent upon stock price.

Stock unit activity for the year ended December 31, 2009 is as follows:

(Units in thousands)	Incentive Program Restricted Stock Units	Other Stock Award Units
Number of units:
Outstanding at beginning of year	239	1,601
Granted	2,344	329
Dividends	61	57
Forfeited	(124)	(22)
Distributed	(134)	(391)
Outstanding at end of year	2,386	1,574
Unrecognized compensation cost at December 31, 2009	$66	$40
Weighted average remaining contractual life (years)	2.1	3.0

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

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to Additional paid-in capital. At December 31, 2009, there was $36 of total unrecognized compensation cost related to the ShareValue Trust which is expected to be recognized during the six months ending June 30, 2010.

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

At December 31, 2009 the Trust held 29,563,324 shares, of which 13,216,726 shares were included in fund 1. If on June 30, 2010, the market value of fund 1 exceeds the appreciation threshold stock price, the amount in excess of the threshold will be distributed to employees in shares of common stock. At December 31, 2009 the threshold price was $85.46 per share. The Trust will terminate in 2010, and any undistributed shares will be transferred to us upon termination.

Performance Shares

Prior to 2006, Performance Shares were a significant component of our long-term incentive compensation. Performance Shares are stock units that are convertible to common stock, on a one-to-one basis, contingent upon stock price performance. If, at any time up to five years after award, the stock price reaches and maintains for 20 consecutive days a price equal to stated price growth targets, a stated percentage (up to 125%) of the Performance Shares awarded are vested and convertible to common stock.

Performance Shares activity for the year ended December 31, 2009 is as follows:

(Shares in thousands)	Shares
Number of Performance Shares:
Outstanding at beginning of year	747
Dividend	29
Forfeited	(4)
Outstanding at end of year	772
Outstanding at end of year not contingent on future employment	439

The following table provides additional information regarding potentially convertible and converted or deferred Performance Shares.

Grant Date	Expiration Date	Weighted Average Grant Date Fair Value	Cumulative Vested at December 31,	Shares Convertible at December 31,
(Shares in thousands)			2009	2009	2008
2/28/2005	2/28/2010	$33.05	90%	772	747

Performance Shares granted in 2005 were measured on the date of grant using a Monte Carlo model. For years ended December 31, 2009, 2008 and 2007, we recorded $0, $0 and $54, respectively, to accelerate the amortization of compensation cost for those Performance Shares converted to common stock or deferred as stock or cash at the employees’ election.

Additionally, certain Performance Shares that have a cash settlement, are re-measured each balance sheet date using a Monte Carlo model and are recalculated as a liability. Liability awards vesting and transferred into deferred compensation plans totaled $0, $0 and $48 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

During 2009, 2008 and 2007, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for the three-year periods ending December 31, 2011, 2010 and 2009, respectively. The minimum payout amount is $0 and the maximum amount we could be required to pay out for the 2009, 2008 and 2007 Performance Awards is $304, $289 and $47.

During the first quarter of 2006, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for the three-year period ending December 31, 2008. The payout for these awards of $137 occurred in the first quarter of 2009.

Deferred Compensation

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

Total expense/(income) related to deferred compensation was $158, ($223), and $51 in 2009, 2008, and 2007, respectively. Additionally, for employees who elected to defer their compensation in stock units prior to January 1, 2006, the Company matched 25% of the deferral with additional stock units. Effective January 1, 2006, all matching contributions are settled in stock upon retirement. As of December 31, 2009 and 2008, the deferred compensation liability which is being marked to market was $1,143 and $1,074.

Note 16 – Shareholders’ Equity

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. At December 31, 2009, $3,610 in shares may still be purchased under the Program.

As of December 31, 2009 and 2008, there were 1,200,000,000 common shared authorized. Twenty million shares of authorized preferred stock remain unissued.

Changes in Share Balances

The following table shows changes in each class of shares:

	Common Stock	Treasury Stock	ShareValue Trust
Balance January 1, 2007	1,012,261,159	223,522,176	30,903,026
Issued		(8,300,606)
Acquired		28,995,600	459,824
Balance December 31, 2007	1,012,261,159	244,217,170	31,362,850
Issued		(629,111)
Acquired		42,073,885	658,582
Payout			(3,560,663)
Balance December 31, 2008	1,012,261,159	285,661,944	28,460,769
Issued		(30,428,387)
Acquired		1,173,152	1,102,555
Balance December 31, 2009	1,012,261,159	256,406,709	29,563,324

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss at December 31, were as follows:

	2009	2008
Pension and postretirement adjustments	$(12,154)	$(13,421)
Unrealized (losses)/gains on derivative instruments, net of reclassification adjustments	67	(101)
Unrealized (losses)/gains on certain investments, net of reclassification adjustments	(6)	(67)
Foreign currency translation adjustments	216	64
Accumulated other comprehensive loss	$(11,877)	$(13,525)

Note 17 – Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges include certain interest rate swaps, foreign currency forward contracts, foreign currency option contracts and commodity purchase contracts. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. We use foreign currency forward contracts and options to manage currency risk associated with certain forecasted transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency derivative contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions up to 2021. We use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through 2015.

Fair Value Hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in Boeing Capital Corporation interest expense. Ineffectiveness related to the interest rate swaps was insignificant for the years ended December 31, 2009 and 2008.

Derivative Instruments Not Receiving Hedge Accounting Treatment

We also hold certain derivative instruments, primarily foreign currency forward contracts, for risk management purposes but without electing any form of hedge accounting.

Notional Amounts and Fair Values

The fair values of derivative instruments are recorded in the Consolidated Statements of Financial Position. The notional amounts and fair values as of December 31, were as follows:

	Notional amounts[1]		Other assets		Other accrued liabilities
	2009	2008	2009	2008	2009	2008
Derivatives designated as hedging instruments
Foreign exchange contracts	$2,353	$1,992	$233	$26	$(22)	$(39)
Interest rate contracts	1,475	817	32	48	(18)	(3)
Commodity contracts	189	147			(88)	(75)
	4,017	2,956	265	74	(128)	(117)
Derivatives not receiving hedge accounting treatment
Foreign exchange contracts	693	646	32	42	(99)	(128)
Warrants		21		10
Total derivatives	4,710	3,623	297	126	(227)	(245)
Netting arrangements			(119)	(64)	119	64
Net recorded balance			$178	$62	$(108)	$(181)

[1]	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The effects of our cash flow hedges on Accumulated other comprehensive loss during the year ended December 31, 2009 were as follows:

	2009	Location gains/(losses) are recognized
Effective portion recognized in other comprehensive income, net of taxes–
Foreign exchange contracts	$180	Accumulated other comprehensive loss

Commodity contracts	(24)	Accumulated other comprehensive loss

For the year ended December 31, 2009, we reclassified a net loss of $16 (pre-tax) from Accumulated other comprehensive loss to earnings. Based on our portfolio of cash flow hedges, we expect to reclassify gains of $36 (pre-tax) during the next 12 months.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our 5-year credit facility, expiring November 2012. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a liability position at December 31, 2009 is $88. At December 31, 2009, there were no aggregate derivative positions requiring the posting of collateral.

Note 18 – Significant Group Concentrations of Risk

Credit Risk

Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. government. Of the $11,962 in Gross Accounts receivable and Gross Customer financing included in the Consolidated Statements of Financial Position as of December 31, 2009, $6,154 related to commercial aircraft customers ($462 of Accounts receivable and $5,692 of Customer financing) and $3,119 related to the U.S. government. Of the $6,136 in Gross Customer financing, $5,568 related to customers we believe have less than investment-grade credit. AirTran Airways, American Airlines, Hawaiian Airlines and Continental Airlines were associated with 25%, 15%, 7% and 7%, respectively, of our financing portfolio. Financing for aircraft is collateralized by security in the related asset. As of December 31, 2009, there was $10,409 of financing commitments related to aircraft on order including options and proposed as part of sales campaigns described in Note 11, of which $9,266 related to customers we believe have less than investment-grade credit.

Fixed-Price Development Programs

Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. Significant BDS fixed-price development contracts include AEW&C, International KC-767 Tankers and commercial and military satellites. Significant Commercial Airplanes development programs include the 787 and 747-8. The operational and technical complexities of these programs create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge if the program has or is determined to have a reach-forward loss.

Other Risk

As of December 31, 2009, approximately 37% of our total workforce was represented by collective bargaining agreements and approximately 3% of our total workforce was represented by agreements expiring during 2010.

Note 19 – Fair Value Measurements

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,575	$3,575
Available-for-sale investments:
Debt:
Residential mortgage-backed securities	107		$107
Other debt obligations	5			$5
Equity	27	27
Derivatives	178		178
Total assets	$3,892	$3,602	$285	$5

Liabilities
Derivatives	$(108)		$(108)
Total liabilities	$(108)		$(108)

		Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$2,128	$2,128
Available-for-sale debt investments:
Residential mortgage-backed securities	196		$196
Other debt obligations	156		151	$5
Derivatives	62		52	10
Total assets	$2,542	$2,128	$399	$15

Liabilities
Derivatives	$(181)		$(181)
Total liabilities	$(181)		$(181)

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

The following table presents our assets that are measured at fair value on a nonrecurring basis for the years ended December 31:

	2009		2008
	Carrying Value	Total Losses	Carrying Value	Total Losses
Equipment under operating leases	$164	$(57)
Assets held for sale or re-lease	35	(18)
Property, plant and equipment	13	(13)
Receivables	1	(6)	$8	$(8)
Total	$213	$(94)	$8	$(8)

Fair Value Disclosures

The following table presents our assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows at December 31:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable, net	$5,785	$5,658	$5,602	$5,443
Notes receivable	1,045	1,072	950	954
Liabilities
Debt, excluding capital lease obligations	(12,848)	(13,809)	(7,441)	(7,923)
Accounts payable	(7,096)	(7,063)	(5,871)	(5,871)
Residual value and credit guarantees	(35)	(20)	(208)	(52)
Contingent repurchase commitments	(7)	(63)	(7)	(38)

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

We are subject to various U.S. government investigations, from which civil, criminal or administrative proceedings could result or have resulted. Such proceedings involve, or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position, results of operations, or cash flows, except as set forth below.

A-12 Litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now merged into The Boeing Company) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2009, inventories included approximately $585 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to that court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. On August 14, 2009, we filed a Combined Petition for Panel Rehearing and for Rehearing En Banc in the Court of Appeals for the Federal Circuit. On November 24, 2009, the Court denied our Combined Petition. We believe that the ruling of the Court of Appeals upholding the default termination is erroneous and in conflict with the governing law, and we intend to file a Petition for Writ of Certiorari to the United States Supreme Court on or before March 24, 2010. On December 29, 2009, the Department of the Navy sent letters to the Team requesting payment of $1,352 in unliquidated progress payments, plus applicable interest. We believe that the U.S. government is not entitled to repayment of any progress payments at this time and have advised the Department of the Navy of our position.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2009. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. We expect the United States Supreme Court to decide whether or not to review the Court of Appeals’ decision in

2010, and if it decides to review the case, to issue a decision in 2010 or 2011. If the United States Supreme Court declines review of the Court of Appeals’ decision, or if it reviews the decision and determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $235 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,485). In that event, our loss would total approximately $1,690 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,144, including interest from June 26, 1991.

Employment and Benefits Litigation

On March 2, 2006, we were served with a complaint filed in the U.S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit AeroSystems, Inc. (Spirit) near the time of our sale of the Wichita facility were tainted by age discrimination, violated Employee Retirement Income Security Act (ERISA), violated our collective bargaining agreements, and constituted retaliation. The case is brought as a class action on behalf of individuals not hired by Spirit. While we believe that Spirit has an obligation to indemnify Boeing for claims relating to the 2005 sales transaction, Spirit has refused to indemnify Boeing for all claims arising from employment activity prior to January 1, 2005. On June 4, 2008, claims by individuals who filed consents to join the Age Discrimination Employment Act collective action and were terminated by Boeing prior to January 1, 2005 were dismissed by stipulated order. On June 15, 2009, plaintiffs filed a motion seeking class certification for certain former Boeing employees at the Wichita, Tulsa and McAlester facilities over the age of 40 who were laid off between January 1, 2005 and July 1, 2005, and were not hired by Spirit on June 17, 2005. On July 31, 2009, Boeing filed motions opposing class certification and seeking dismissal of the ERISA and breach of contract claims. On August 14, 2009, Boeing filed a motion seeking dismissal, or in the alternative, decertification of the age claims. Plaintiffs’ reply brief on certification of ERISA §510 and Labor-Management Relations Act (LMRA) §301 classes was filed on August 28, 2009. Plaintiffs’ response to Defendants’ motion for summary judgment on Plaintiffs’ ERISA §510 and LMRA §301 claims was filed on September 11, 2009. These motions are fully briefed and are pending before the court.

A second alleged class action involving our sale of the Wichita facility to Spirit was filed on February 21, 2007, in the U.S. District Court for the District of Kansas. The case is also brought under ERISA, and, in general, claims that we have not properly provided benefits to certain categories of former employees affected by the sale. On May 22, 2008, plaintiffs filed a third amended complaint and on June 3, 2008, filed a motion to certify a class. On July 14, 2008, the court granted class certification for the purpose of adjudicating liability for the class of employees who went to work for Spirit, and deferred class certification motions for the class of employees who did not go to work for Spirit. A Memorandum and Order on November 3, 2009 resolves discovery disputes and discovery continues for both groups of employees.

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

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the VIP Plan), alleged that fees and expenses incurred by the VIP Plan were and are unreasonable and excessive, not incurred solely for the benefit of the VIP Plan and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs filed a motion to certify the class, which we opposed. On December 14, 2007, the court granted plaintiffs leave to file an amended complaint, which complaint added our Employee Benefits Investment Committee as a defendant and included new allegations regarding alleged breach of fiduciary duty. The stay of proceedings entered by the court on September 10, 2007, pending resolution by the U.S. Court of Appeals for the Seventh Circuit of Lively v. Dynegy, Inc., was lifted on April 3, 2008, after notification that the Lively case had settled. On April 16, 2008, plaintiffs sought leave to file a second amended complaint, which we opposed, which would add investment performance allegations. On August 22, 2008, the court granted plaintiffs leave to file their second amended complaint. On September 29, 2008, the court granted plaintiffs’ motion to certify the class of current, past and future participants or beneficiaries in the VIP Plan. On September 9, 2008, we filed a motion for summary judgment to dismiss claims arising prior to September 27, 2000 based on the ERISA statute of limitations. On October 14, 2008, we filed a petition for leave to appeal the class certification order to the Seventh Circuit Court of Appeals. On January 15, 2009, we filed a motion seeking dismissal of all claims as a matter of law. On August 10, 2009, the Seventh Circuit Court of Appeals granted Boeing’s motion for leave to appeal the class certification order. The district court entered a stay of proceedings in the trial court pending resolution of the class certification appeal. On December 29, 2009, the district court lifted on plaintiffs’ motion the stay of proceedings previously entered. Boeing responded by filing an Application for Stay Pending Appeal with the Seventh Circuit Court of Appeals on January 7, 2010.

BSSI/ICO Litigation

On August 16, 2004, our wholly-owned subsidiary, Boeing Satellite Systems International, Inc. (BSSI) filed a complaint for declaratory relief against ICO Global Communications (Operations), Ltd. (ICO) in Los Angeles County Superior Court seeking a declaration that ICO’s prior termination of two contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, economic duress, fraud, unfair competition, and other claims. ICO added The Boeing Company as a defendant in October 2005 to some of these claims and also sued it for interference with contract and misappropriation of trade secrets. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (ICO Holdings), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. The trial commenced on June 19, 2008, with ICO seeking to recover approximately $2,000 in damages, including all monies paid to BSSI and Boeing Launch Services, plus punitive damages and other unspecified damages and relief.

On October 21, 2008, the jury returned a verdict awarding ICO compensatory damages of $371 plus interest, based upon findings of contract breach, fraud and interference with contract. On October 31, 2008, the jury awarded ICO punitive damages of $236. On January 2, 2009, the court entered judgment for ICO in the amount of $631 which included $24 in prejudgment interest.

On February 26, 2009 the trial court granted in part and denied in part post-trial motions we filed seeking to set aside the verdict. As a result, on March 3, 2009, the court entered an amended judgment for ICO in the amount of $604, which included $371 in compensatory damages, $207 in punitive damages and $26 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest) from January 2, 2009. We filed a notice of appeal and ICO filed a notice of cross-appeal in March 2009. Our opening brief for the appeal was filed on October 27, 2009. No date has been set for argument. We believe that we have substantial arguments on appeal, which we intend to pursue vigorously.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers initially sought over $385 in damages and $10 in lost profits, but recently revised their demand to $263. BSSI has asserted a counterclaim against Telesat for $6 in unpaid performance incentive payments and also a $180 contingent counterclaim on the theory that any ultimate award to reimburse the insurers for their payments to Telesat could only result from Telesat’s breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand. The arbitration has been stayed pending an application by Telesat to the Ontario Superior Court on a preliminary issue. The arbitration hearing date has been vacated.

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

Civil Securities Litigation

Plaintiff shareholders have filed a putative securities fraud class action against The Boeing Company and two of our senior executives. This lawsuit arises from our June 2009 announcement that the first flight of the 787 Dreamliner would be postponed due to a need to reinforce an area within the side-of-body section of the aircraft. Plaintiffs contend that we were aware before June 2009 that the first flight could not take place as scheduled due to issues with the side-of-body section of the aircraft, and that our determination not to announce this delay earlier resulted in an artificial inflation of our stock price for a multi-week period in May and June 2009. Plaintiffs’ complaint was filed in November 2009. No briefing or discovery has yet taken place. We believe the allegations are without merit and intend to contest the case vigorously.

In addition, plaintiff shareholders have filed three similar shareholder derivative lawsuits concerning the flight schedule for the 787 Dreamliner that closely tracks the allegations in the putative class action lawsuit. No briefing or discovery has yet taken place. We believe the allegations are without merit and intend to contest the case vigorously.

Note 21 – Segment Information

We operate in five principal segments: Commercial Airplanes; Boeing Military Aircraft, Network & Space Systems, and Global Services & Support, collectively BDS; and BCC. All other activities fall within the Other segment, principally made up of Engineering, Operations & Technology and our Shared Services Group. See page 45 for Summary of Business Segment Data, which is an integral part of this note.

Our Commercial Airplanes operation principally involves development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide.

BDS combines weapons and aircraft capabilities, intelligence and security systems, communications architectures and extensive large-scale integration expertise. Our BDS operations principally involve research, development, production, modification and support of the following products and related systems: global strike systems, including fighters, bombers, weapons and unmanned systems, global mobility systems, including transport and tanker aircraft, rotorcraft systems, including transport, combat and tilt-rotor aircraft, airborne surveillance and reconnaissance aircraft, including command and control, battle management, and airborne anti-submarine aircraft, network and tactical systems, including information and battle management systems, intelligence and security systems, missile defense systems, space and intelligence systems, including satellites and commercial satellite launching vehicles, and space exploration. BDS support and services deliver a full continuum of innovative products and services that help customers use the systems needed to execute their missions while reducing life-cycle costs. Although some BDS products are contracted in the commercial environment, the primary customer is the U.S. government.

Our Boeing Military Aircraft segment programs include AH-64 Apache, Airborne Early Warning and Control, CH-47 Chinook, C-17 Globemaster, EA-18G Growler Airborne Attack Electronic Aircraft, F/A-18E/F Super Hornet, F-15 Strike Eagle, F-22 Raptor, Harpoon, International KC-767 Tanker, Joint Direct Attack Munition, P-8A Poseidon, Small Diameter Bomb, T-45 TS Goshawk and V-22 Osprey.

Our Network & Space Systems segment programs include Airborne Laser, Family of Advanced Beyond Line-of-Sight Terminals, Brigade Combat Team Modernization (formerly Future Combat Systems), Future Rapid Effects System, Global Positioning System, Ground-based Midcourse Defense (GMD), International Space Station, Joint Tactical Radio System, Satellite Systems, SBInet, Space Payloads and Space Shuttle.

Our Global Services & Support segment programs include Integrated Logistics on platforms including AH-64, AV-8B, C-17, CH-47, F-15, F/A-18, F-22, GMD, 767 Tanker and V-22; Maintenance, Modifications and Upgrades on platforms including A-10, B-1, B-52, C-32, C-40, C-130, E-4B, E-6, KC-10, KC-135, T-38 and VC-25; Training Systems and Services on platforms including AH-64, C-17, F-15, F-16, F/A-18 and T-45; and International Support and Advanced Global Services and Support.

Our BCC segment is primarily engaged in supporting our major operating units by facilitating, arranging, structuring and providing selective financing solutions to our customers and managing our overall financial exposures.

Engineering, Operations & Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Financing activities other than BCC, consisting principally of intercompany guarantees we provide to BCC, are included within the Other segment classification.

Effective January 1, 2009, 2008 and 2007 certain programs were realigned among BDS segments. In addition, effective January 1, 2008, certain environmental remediation contracts (formerly included in Network & Space Systems) were transferred to the Other Segment. Certain intercompany items were also realigned between the Other Segment and Unallocated items and eliminations in 2008. Business segment data for all periods presented have been adjusted to reflect the realignment.

While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues by geographic area consisted of the following:

Years ended December 31,	2009	2008	2007
Asia, other than China	$7,536	$7,913	$11,104
China	4,888	2,404	2,853
Europe	7,516	5,992	6,296
Middle East	5,338	2,568	1,891
Oceania	1,447	989	1,057
Africa	602	406	751
Canada	493	1,849	1,653
Latin America, Caribbean and other	963	1,656	1,446
	28,783	23,777	27,051
United States	39,498	37,132	39,336
Total revenues	$68,281	$60,909	$66,387

Commercial Airplanes segment revenues were approximately 86%, 70% and 79% of total revenues in Europe and approximately 70%, 75% and 87% of total revenues in Asia, excluding China, for 2009, 2008 and 2007, respectively. BDS revenues were approximately 12%, 20% and 16% of total revenues in Europe and approximately 29%, 24% and 12% of total revenues in Asia, excluding China, for 2009, 2008 and 2007, respectively. BDS revenues from the U.S. government represented 43%, 46% and 42% of consolidated revenues for 2009, 2008 and 2007, respectively. Approximately 5% and 4% of operating assets were located outside the United States as of December 31, 2009 and 2008.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

Research and Development Expense*

Years ended December 31,	2009	2008	2007
Commercial Airplanes	$5,383	$2,838	$2,962
Boeing Defense, Space & Security:
Boeing Military Aircraft	541	479	445
Network & Space Systems	397	298	289
Global Services & Support	163	156	114
Total Boeing Defense, Space & Security	1,101	933	848
Other segment	22	(3)	40
Total research and development expense, net	$6,506	$3,768	$3,850

*	Research and development expense includes bid and proposal costs of $343, $330, and $306, respectively.

Depreciation and Amortization

Years ended December 31,	2009	2008	2007
Commercial Airplanes	$495	$379	$318
Boeing Defense, Space & Security:
Boeing Military Aircraft	145	133	126
Network & Space Systems	169	140	176
Global Services & Support	69	54	60
Total Boeing Defense, Space & Security	383	327	362
Boeing Capital Corporation	210	225	222
Other segment	201	49	32
Unallocated items and eliminations	389	522	551
	$1,678	$1,502	$1,485

We recorded earnings from operations associated with our cost and equity method investments of $74, $47, and $100 in our Commercial Airplanes segment and $175, $194, and $87 primarily in our N&SS segment for the years ended December 31, 2009, 2008 and 2007, respectively.

For segment reporting purposes, we record Commercial Airplanes segment revenues and cost of sales for airplanes transferred to other segments. Such transfers may include airplanes accounted for as operating leases and considered transferred to the BCC segment and airplanes transferred to the BDS segment for further modification prior to delivery to the customer. The revenues and cost of sales for these transfers are eliminated in the Unallocated items and eliminations caption. For segment reporting purposes, we record BDS revenues and cost of sales for the modification performed on airplanes received from Commercial Airplanes when the airplane is delivered to the customer or at the attainment of performance milestones.

Intersegment revenues, eliminated in Unallocated items and eliminations are shown in the following table.

Years ended December 31,	2009	2008	2007
Commercial Airplanes	$740	$1,193	$390
Boeing Capital Corporation	80	77	103
Other segment			2
Total	$820	$1,270	$495

Unallocated Items and Eliminations

Unallocated items and eliminations includes costs not attributable to business segments as well as intercompany profit eliminations. This includes Unallocated pension and other postretirement expense which represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America (GAAP) in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes.

The most significant items not allocated to segments are shown in the following table.

Years ended December 31,	2009	2008	2007
Share-based plans	$(189)	$(149)	$(233)
Deferred compensation expense/(income)	(158)	223	(51)
Pension	110	(208)	(561)
Postretirement	(93)	(79)	(125)
Capitalized interest	(53)	(44)	(53)
Other unallocated items and eliminations	(211)	(66)	(74)
Total	$(594)	$(323)	$(1,097)

Unallocated assets primarily consist of cash and investments, prepaid pension expense, net deferred tax assets, capitalized interest and assets held by our Shared Services Group as well as intercompany eliminations. Unallocated liabilities include various accrued employee compensation and benefit liabilities, including accrued retiree health care, net deferred tax liabilities and income taxes payable. Debentures and notes payable are not allocated to other business segments except for the portion related to BCC. Unallocated capital expenditures relate primarily to Shared Services Group assets and segment assets managed by Shared Services Group, primarily BDS.

Segment assets, liabilities and capital expenditures are summarized in the tables below.

Assets

As of December 31,	2009	2008	2007
Commercial Airplanes	$20,548	$18,893	$12,317
Boeing Defense, Space & Security:
Boeing Military Aircraft	5,899	5,746	5,260
Network & Space Systems	7,438	7,177	6,926
Global Services & Support	3,935	3,559	3,084
Total Boeing Defense, Space & Security	17,272	16,482	15,270
Boeing Capital Corporation	6,178	6,073	6,581
Other segment	707	1,207	1,735
Unallocated items and eliminations	17,348	11,124	23,083
	$62,053	$53,779	$58,986

Liabilities

As of December 31,	2009	2008	2007
Commercial Airplanes	$18,616	$17,141	$16,132
Boeing Defense, Space & Security:
Boeing Military Aircraft	3,983	3,675	3,988
Network & Space Systems	1,023	1,239	1,283
Global Services & Support	1,568	1,352	1,471
Total Boeing Defense, Space & Security	6,574	6,266	6,742
Boeing Capital Corporation	4,538	4,115	4,763
Other segment	872	845	810
Unallocated items and eliminations	29,228	26,554	21,461
	$59,828	$54,921	$49,908

Capital Expenditures

Years ended December 31,	2009	2008	2007
Commercial Airplanes	$420	$708	$849
Boeing Defense, Space & Security:
Boeing Military Aircraft	141	140	107
Network & Space Systems	51	87	75
Global Services & Support	75	40	39
Total Boeing Defense, Space & Security	267	267	221
Other segment	113	12	5
Unallocated items and eliminations	386	687	656
	$1,186	$1,674	$1,731

Note 22 – Quarterly Financial Data (Unaudited)

	2009				2008
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Total revenues	$17,937	$16,688	$17,154	$16,502	$12,664	$15,293	$16,962	$15,990
Total costs and expenses	(14,508)	(14,480)	(13,807)	(13,745)	(11,264)	(12,541)	(13,942)	(12,605)
Earnings/(loss) from operations	1,693	(2,151)	1,529	1,025	(243)	1,147	1,247	1,799
Net earnings/(loss) from continuing operations	1,283	(1,560)	997	615	(86)	683	851	1,206
Net gain/(loss) from discontinued operations	(15)	(4)	1	(5)		12	1	5
Net earnings/(loss)	1,268	(1,564)	998	610	(86)	695	852	1,211
Basic earnings/(loss) per share from continuing operations	1.79	(2.22)	1.42	0.88	(0.12)	0.95	1.18	1.63
Basic earnings/(loss) per share	1.77	(2.23)	1.42	0.87	(0.12)	0.97	1.18	1.64
Diluted earnings/(loss) per share from continuing operations	1.77	(2.22)	1.41	0.87	(0.12)	0.94	1.16	1.61
Diluted earnings/(loss) per share	1.75	(2.23)	1.41	0.86	(0.12)	0.96	1.16	1.62
Cash dividends paid per share	0.42	0.42	0.42	0.42	0.40	0.40	0.40	0.40
Market price:
High	56.56	55.48	53.39	47.00	58.00	69.50	88.29	87.84
Low	47.18	38.92	34.21	29.05	36.17	54.20	65.55	71.59
Quarter end	54.13	54.15	42.50	35.58	42.67	57.35	65.72	74.37

During the first and third quarters of 2009, we recorded pre-tax charges of $347 and $1,005 on our 747 program in our Commercial Airplanes segment. During the third quarter of 2009, we recorded $2,619 of research and development costs relating to the first three 787 flight test aircraft in our Commercial Airplanes segment. During the fourth quarter of 2009, we recorded pre-tax charges of $133 on our international AEW&C program in our Boeing Military Aircraft segment.

During the second quarter of 2008, we recorded a pre-tax charge of $248 on our international AEW&C program in our Boeing Military Aircraft segment. During the fourth quarter of 2008, we recorded a pre-tax charge of $685 on our 747 program in our Commercial Airplanes segment. During the third and fourth quarters of 2008, the IAM strike reduced revenue by approximately $6.4 billion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 8, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 8, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

(c)	Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers as of February 1, 2010, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
James F. Albaugh	59	Executive Vice President since July 2002 and President and Chief Executive Officer of BCA since September 2009. Prior thereto, President and CEO of BDS from July 2002 to August 2009. Prior thereto, Senior Vice President of Boeing and President of Space and Communications Group since September 1998 (named CEO of Space and Communications Group in March 2001). Prior thereto, President, Boeing Space Transportation since April 1998 and President of Rocketdyne Propulsion and Power since March 1997. Mr. Albaugh serves on the board of TRW Automotive Holdings, Inc.

James A. Bell	61	Executive Vice President and Chief Financial Officer since January 2004 and Corporate President since June 2008. Prior thereto, Senior Vice President of Finance and Corporate Controller from October 2000 to January 2004. Prior thereto, Vice President of Contracts and Pricing for Boeing Space Communications from January 1997 to October 2000. Mr. Bell serves on the boards of The Dow Chemical Company and Boeing Capital Corporation.

Wanda K. Denson-Low	53	Senior Vice President, Office of Internal Governance since May 2007. Prior thereto, Vice President and Assistant General Counsel of BDS from August 2003 to May 2007. Prior thereto, Vice President of Human Resources for BDS from March 2002 to August 2003. Ms. Denson-Low joined Boeing when the Company acquired Hughes Space and Communications in 2000, when she held the position of Vice President, General Counsel.

Thomas J. Downey	45	Senior Vice President, Communications since January 2007. Prior thereto, Vice President, Corporate Communications from April to December 2006 and Vice President, BCA Communications from May 2002 to April 2006. Prior positions include Corporate Vice President, Internal and Executive Communications and General Manager of Communications and Community Relations for Military Aircraft and Missile Systems unit. Mr. Downey joined the Company in 1986.

Shephard W. Hill	57	President, Boeing International since November 2007 and Senior Vice President, Business Development and Strategy since October 2009. Prior thereto, Senior Vice President, Business Development and Strategy from March 2006 to November 2007. Prior thereto, Vice President, Business Development at BDS from September 2002 to March 2006. Mr. Hill joined Boeing when the Company acquired Rockwell’s Aerospace and Defense business in 1996, when he held the position of Vice President, Aerospace Government Affairs and Marketing.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Timothy J. Keating	48	Senior Vice President, Government Operations since June 2008. Prior thereto, Senior Vice President, Global Government Relations, Honeywell International Inc. from October 2002 to May 2008. Prior thereto, Mr. Keating was Chairman of the Board and Managing Partner of Timmons and Company (a Washington, D.C. lobbying firm) from 1998 until 2002.

J. Michael Luttig	55	Executive Vice President and General Counsel since April 2009. Prior thereto, Senior Vice President and General Counsel from May 2006 to April 2009. Prior thereto, Mr. Luttig served on the United States Court of Appeals for the Fourth Circuit from October 1991 to May 2006. Prior thereto, Assistant Attorney General of the United States, Counselor to the Attorney General at the Department of Justice and Principal Deputy Assistant Attorney General at the Department of Justice. Mr. Luttig was associated with Davis Polk & Wardwell LLP from September 1985 to March 1989. Mr. Luttig serves on the board of Boeing Capital Corporation and as Director, Franklin Templeton Mutual Funds.

W. James McNerney, Jr.	60	Chairman, President and Chief Executive Officer since July 2005. Previously, he served as Chairman and Chief Executive Officer of 3M Company (diversified technology) from January 2001 to June 2005. Beginning in 1982, he served in management positions at General Electric Company, his most recent being President and Chief Executive Officer of GE Aircraft Engines from 1997 until 2000. In addition to The Boeing Company, Mr. McNerney serves on the boards of The Procter & Gamble Company and International Business Machines Corporation. He is also a member of various business and educational organizations.

Dennis A. Muilenburg	45	Executive Vice President, President and Chief Executive Officer of BDS since September 2009. Prior thereto, President of Global Services & Support from February 2008 to August 2009. Prior thereto, Vice President and General Manager of Combat Systems from May 2006 to February 2008. Prior thereto, Vice President and Program Manager for Future Combat Systems from 2003 to May 2006. Mr. Muilenburg joined the Company in 1985.

Richard D. Stephens	57	Senior Vice President Human Resources and Administration since September 2005. Prior thereto, Senior Vice President of Internal Services from December 2004 to September 2005. Prior positions include President of Shared Services Group and Vice President and General Manager, Homeland Security and Services. Mr. Stephens joined the Company in 1980.

John J. Tracy	55	Chief Technology Officer and Senior Vice President of Engineering, Operations and Technology since October 2006. Prior thereto, Vice President of Engineering and Mission Assurance for BDS, February 2004 to September 2006. Prior positions include Vice President of Structural Technologies, Prototyping, and Quality for Phantom Works and General Manager of Engineering for Military Aircraft and Missiles. Dr. Tracy joined the Company in 1981.

Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2010 Proxy Statement for our Annual Shareholders Meeting to be held on April 26, 2010 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

Codes of Ethics. We have adopted (1) The Boeing Company Code of Ethical Business Conduct for the Board of Directors; (2) The Boeing Company Code of Conduct for Finance Employees which is applicable to our Chief Financial Officer (CFO), Controller and all finance employees; and (3) The Boeing Code of Conduct that applies to all employees, including our Chief Executive Officer (CEO), (collectively, the Codes of Conduct). The Codes of Conduct are posted on our website, www.boeing.com, and printed copies may be obtained, without charge, by contacting the Office of Internal Governance, The Boeing Company, 100 N. Riverside, Chicago, IL 60606. We intend to disclose promptly on our website any amendments to, or waivers of, the Codes of Conduct covering our CEO, CFO and/or Controller.

No family relationships exist among any of the executive officers, directors or director nominees.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in the 2010 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information

We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2009:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	26,336,436	$63.93	44,837,882
Performance shares	771,694
Deferred compensation	4,617,343
Other stock units	3,960,670
Equity compensation plans not approved by shareholders	None	None	None
Total[1]	35,686,143	$63.93	44,837,882

[1]	Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance periods in 2010 and 2011.

For further information, refer to Note 15 of the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in the 2010 Proxy Statement, and the information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2010 Proxy Statement, and the information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	126

The auditors’ report with respect to the above-listed financial statement schedule appears on page 113 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

3.	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

(i)	Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International Corporation, The Boeing Company and Boeing NA, Inc. (Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-15001) filed October 29, 1996 (herein referred to as “Form S-4”)).

(ii)	Agreement and Plan of Merger, dated as of December 14, 1996, among The Boeing Company, West Acquisition Corp. and McDonnell Douglas Corporation. (Exhibit (2)(ii) to the Company’s Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1996).

(3)	Articles of Incorporation and By-Laws.

(i)	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3 (i) to the Company’s Current Report on Form 8-K dated May 1, 2006).

(ii)	By-Laws of The Boeing Company, as amended and restated October 7, 2009 (Exhibit (3)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2009).

(10)	Material Contracts.

•	The Boeing Company Bank Credit Agreements

(i)	U.S. $1.525 Billion 364-Day Credit Agreement dated as of November 13, 2009, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, N.A., as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 13, 2009).

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

•	Business Acquisition Agreements

(iii)	Joint Venture Master Agreement by and among Lockheed Martin Corporation, The Boeing Company and a Delaware LLC, dated as of May 2, 2005 (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2005).

(iv)	Asset Purchase Agreement, dated as of February 22, 2005 by and between The Boeing Company and Mid-Western Aircraft Systems, Inc. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2005).

(v)	Agreement and Plan of Merger, dated April 30, 2006, by and among The Boeing Company, Boeing-Avenger, Inc., a direct wholly-owned subsidiary of Boeing, and Aviall, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 4, 2006).

(vi)	Delta Inventory Supply Agreement, dated as of December 1, 2006 by and between United Launch Alliance L.L.C. and The Boeing Company (Exhibit 10.(vi) to the Company’s Form 10-K for the year ended December 31, 2006 (File no. 001-00442)).

(vii)	Asset Purchase Agreement by and between Vought Aircraft Industries, Inc. and BCACSC, Inc. dated as of July 6, 2009 (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2009).

•	Management Contracts and Compensatory Plans

(viii)	1988 Stock Option Plan.

(a)	Plan, as amended on December 14, 1992 (Exhibit (10)(vii)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as “1992 Form 10-K”)).

(b)	Form of Notice of Terms of Stock Option Grant (Exhibit (10)(vii)(b) of the 1992 Form 10-K).

(ix)	1992 Stock Option Plan for Nonemployee Directors.

(a)	Plan (Exhibit (19) of the Company’s Form 10-Q for the quarter ended March 31, 1992).

(b)	Form of Stock Option Agreement (Exhibit (10)(viii)(b) of the 1992 Form 10-K).

(x)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated effective January 1, 2009 (Exhibit 4.1 to the Company’s Form S-8 filed on December 22, 2008).

(xi)	Supplemental Retirement Plan for Executives of The Boeing Company, as amended on March 22, 2003 (Exhibit (10)(vi) to the Company’s 2003 Form 10-K).

(xii)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008 (Exhibit (10.1 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xiii)	Deferred Compensation Plan for Directors of The Boeing Company, as amended on January 1, 2008 (Exhibit (10)(ii) (Management Contracts) to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xiv)	1993 Incentive Stock Plan for Employees.

(a)	Plan, as amended on December 13, 1993 (Exhibit (10)(ix)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (herein referred to as “1993 Form 10-K”)).

(b)	Form of Notice of Stock Option Grant.

(i)	Regular Annual Grant (Exhibit (10)(ix)(b)(i) to the 1993 Form 10–K).

(ii)	Supplemental Grant (Exhibit (10)(ix)(b)(ii) to the 1993 Form 10–K).

(xv)	Incentive Compensation Plan for Employees of the Company and Subsidiaries, as amended and restated on January 1, 2008 (Exhibit (10.7) to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xvi)	1997 Incentive Stock Plan, as amended and restated on January 1, 2008 (Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xvii)	Amended and Restated Executive Employment Agreement with W. James McNerney, Jr. dated March 13, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2008).

(xviii)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005 (Exhibit (10)(ii) to the Company’s Form 10-Q for the quarter ended June 30, 2005).

(xix)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005 (Exhibit (10)(iii) to the Company’s Form 10-Q for the quarter ended June 30, 2005).

(xx)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005 (Exhibit (10)(iv) to the Company’s Form 10-Q for the quarter ended June 30, 2005).

(xxi)	Restricted Stock Unit Grant Notice of terms, effective August 29, 2005 (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 2, 2005).

(xxii)	Compensation for Directors of The Boeing Company (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2008).

(xxiii)	2006 Compensation for Named Executive Officers (The Company’s Current Report on Form 8-K dated March 3, 2006). (Form of Performance Award. Form of Non-Qualified Stock Option Grant Notice.)

(xxiv)	The McDonnell Douglas 1994 Performance and Equity Incentive Plan (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997).

(xxv)	The Boeing Company ShareValue Program, as amended on September 7, 2004 (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(xxvi)	Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996 (Exhibit 10.20 to the Form S-4).

(xxvii)	2004 Variable Compensation Plan (formerly the 1999 Bonus and Retention Award Plan) as amended and restated effective January 1, 2008 (Exhibit 10.8 to the Company’s Current Report in Form 8-K dated October 28, 2007).

(xxviii)	Restricted Stock Unit Grant Agreement with James F. Albaugh, dated December 7, 1999 (Exhibit (10)(xix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

(xxix)	The Boeing Company Executive Layoff Benefits Plan as amended and restated effective January 1, 2010.

(xxx)	The Boeing Company 2003 Incentive Stock Plan (As Amended and Restated Effective February 23, 2009) (Appendix A to the Definitive Proxy Statement filed by the Company on March 13, 2009).

(xxxi)	Supplemental Executive Retirement Plan for Employees of the Boeing Company, as amended and restated on January 1, 2008 (Exhibit (10)(i) to the Company’s Current Report on Form 8-K dated December 10, 2007).

(xxxii)	The Boeing Company Elected Officer Annual Incentive Plan as amended and restated effective January 1, 2008 (Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xxxiii)	Supplemental Pension Agreement between The Boeing Company and J. Michael Luttig dated January 25, 2007 as amended on November 14, 2007 (Exhibit (10)(xxx) to the Company’s Form 10-K for the year ended December 31, 2007).

(xxxiv)	Amended Notice of Terms of Restricted Stock Units (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2009).

(xxxv)	Notice of Terms of Restricted Stock Units for certain executive officers dated February 23, 2009 (Exhibit (10)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2009).

(xxxvi)	Registration Rights Agreement dated November 9, 2009 by and between The Boeing Company and EvercoreTrust Company, N.A., solely in its capacity as duly appointed and acting investment manager of a segregated account held in The Boeing Company Employee Retirement Plans Master Trust (the “Trust”) (Exhibit 10.1 to the Company’s Form S-3 Registration Statement filed November 10, 2009).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics

(i)	The Boeing Company Code of Ethical Business Conduct for Member of the Board of Directors (http://www.boeing.com/corp_gov/conduct_board.html).

(ii)	The Boeing Company Code of Conduct for Finance Employees (http://www.boeing.com/corp_gov/conduct_finance.html).

(iii)	The Boeing Company Code of Conduct (http://www.boeing.com/corp_gov/conduct_employee.html).

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm in connection with filings on Form S-8 under the Securities Act of 1933.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Commercial Program Method of Accounting (Exhibit (99)(i) to the 1997 Form 10-K).

(ii)	Post-Merger Combined Statements of Operations and Financial Position (Exhibit (99)(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997).

(101)	Interactive Data Files

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2010.

THE BOEING COMPANY

By:	/S/ W. JAMES MCNERNEY, JR.	By:	/S/ JAMES A. BELL
	W. James McNerney, Jr. – Chairman, President and Chief Executive Officer		James A. Bell – Executive Vice President, Corporate President and Chief Financial Officer
By:	/S/ ROBERT J. PASTERICK
Robert J. Pasterick – Vice President of Finance & Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2010.

/S/ JOHN H. BIGGS John H. Biggs – Director	/S/ KENNETH M. DUBERSTEIN Kenneth M. Duberstein – Director

/S/ JOHN E. BRYSON John E. Bryson – Director	/S/ EDMUND P. GIAMBASTIANI, JR. Edmund P. Giambastiani, Jr. – Director

/S/ DAVID L. CALHOUN David L. Calhoun – Director	/S/ JOHN F. MCDONNELL John F. McDonnell – Director

/S/ ARTHUR D. COLLINS, JR. Arthur D. Collins, Jr. – Director	/S/ W. JAMES MCNERNEY, JR. W. James McNerney, Jr. – Director

/S/ LINDA Z. COOK Linda Z. Cook – Director	/S/ MIKE S. ZAFIROVSKI Mike S. Zafirovski – Director

/S/ WILLIAM M. DALEY William M. Daley – Director

SCHEDULE II—Valuation and Qualifying Accounts

The Boeing Company and Subsidiaries

Allowance for Customer Financing and Other Assets

(Deducted from assets to which they apply)

(Dollars in millions)

Customer Financing	2009	2008	2007
Balance at January 1	$269	$195	$254
Charged to costs and expenses	45	84
Deductions from reserves	(12)	(10)	(59)
Balance at December 31	$302	$269	$195

Sea Launch Reserves	2009	2008	2007
Balance at January 1	$723	$660	$598
Additions(1)	246	63	63
Deductions from reserves			(1)
Balance at December 31(2)	$969	$723	$660

(1)	Includes $179 transferred in from Other accrued liabilities and $67 in charges to costs and expenses.
(2)

At December 31, 2009, $476 was related to other assets and $493 was related to our share of credit guarantees and receivables for partner loans. At December 31, 2008 and 2007, the entire amount was included in Other assets.

EXHIBIT (12)

Computation of Ratio of Earnings to Fixed Charges

The Boeing Company and Subsidiaries

(Dollars in millions)

Years ended December 31,	2009	2008	2007	2006	2005
Earnings before federal taxes on income	$1,731	$3,995	$6,118	$3,194	$2,819
Fixed charges excluding capitalized interest	564	492	557	636	699
Amortization of previously capitalized interest	61	50	58	51	54
Net adjustment for earnings/loss from affiliates	(10)	(10)	(28)	(12)	(9)
Earnings available for fixed charges	$2,346	$4,527	$6,705	$3,869	$3,563

Fixed charges:
Interest and debt expense(1)	$514	$425	$491	$593	$653
Interest capitalized during the period	90	99	117	110	84
Rentals deemed representative of an interest factor	50	67	66	43	46
Total fixed charges	$654	$591	$674	$746	$783

Ratio of earnings to fixed charges	3.6	7.7	9.9	5.2	4.6

(1)	Amount does not include tax-related interest expense which is reported as a component of Income tax expense in our Consolidated Statements of Operations.