Form 10-Q
period 2010-03-31
BOEING CO
filed 2010-04-21
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-442

THE BOEING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	91-0425694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Riverside Plaza, Chicago, IL 60606-1596

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

As of April 16, 2010, there were 759,036,516 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 30 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2010

Part I. Financial Information

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2010	2009
Sales of products	$12,316	$13,835
Sales of services	2,900	2,667

Total revenues	15,216	16,502

Cost of products	(9,822)	(11,579)
Cost of services	(2,281)	(2,119)
Boeing Capital Corporation interest expense	(41)	(47)

Total costs and expenses	(12,144)	(13,745)

	3,072	2,757
Income from operating investments, net	59	32
General and administrative expense	(953)	(791)
Research and development expense, net	(1,000)	(970)
Loss on dispositions, net	(4)	(3)

Earnings from operations	1,174	1,025
Other expense, net	(2)	(36)
Interest and debt expense	(122)	(57)

Earnings before income taxes	1,050	932
Income tax expense	(531)	(317)

Net earnings from continuing operations	519	615
Net loss on disposal of discontinued operations, net of taxes of $3		(5)

Net earnings	$519	$610

Basic earnings per share from continuing operations	$0.71	$0.88
Net loss on disposal of discontinued operations, net of taxes		(0.01)

Basic earnings per share	$0.71	$0.87

Diluted earnings per share from continuing operations	$0.70	$0.87
Net loss on disposal of discontinued operations, net of taxes		(0.01)

Diluted earnings per share	$0.70	$0.86

Cash dividends paid per share	$0.42	$0.42

Weighted average diluted shares (millions)	740.1	707.4

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	March 31 2010	December 31 2009
Assets
Cash and cash equivalents	$4,517	$9,215
Short-term investments	5,845	2,008
Accounts receivable, net	6,359	5,785
Current portion of customer financing, net	274	368
Deferred income taxes	1,030	966
Inventories, net of advances and progress billings	18,773	16,933

Total current assets	36,798	35,275
Customer financing, net	5,273	5,466
Property, plant and equipment, net of accumulated depreciation of $13,028 and $12,795	8,693	8,784
Goodwill	4,317	4,319
Other acquired intangibles, net	2,878	2,877
Deferred income taxes	2,754	3,062
Investments	1,030	1,030
Pension plan assets, net	21	16
Other assets, net of accumulated amortization of $441 and $492	1,206	1,224

Total assets	$62,970	$62,053

Liabilities and shareholders’ equity
Accounts payable	$7,469	$7,096
Other accrued liabilities	12,267	12,822
Advances and billings in excess of related costs	11,857	12,076
Income taxes payable	412	182
Short-term debt and current portion of long-term debt	1,479	707

Total current liabilities	33,484	32,883
Accrued retiree health care	7,043	7,049
Accrued pension plan liability, net	6,392	6,315
Non-current income taxes payable	896	827
Other long-term liabilities	652	537
Long-term debt	11,464	12,217
Shareholders’ equity:
Common shares issued, par value $5.00 – 1,200,000,000 authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,264	3,724
Treasury shares, at cost – 253,748,666 and 256,406,709 shares	(15,744)	(15,911)
Retained earnings	23,265	22,746
Accumulated other comprehensive loss	(11,747)	(11,877)
ShareValue Trust shares – 29,747,123 and 29,563,324	(2,157)	(1,615)

Total Boeing shareholders’ equity	2,942	2,128
Noncontrolling interest	97	97

Total shareholders’ equity	3,039	2,225

Total liabilities and shareholders’ equity	$62,970	$62,053

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2010	2009
Cash flows – operating activities:
Net earnings	$519	$610
Adjustments to reconcile net earnings to net cash (used)/provided by operating activities:
Non-cash items –
Share-based plans expense	66	60
Depreciation	350	335
Amortization of other acquired intangibles	55	49
Amortization of debt discount/premium and issuance costs	5	2
Investment/asset impairment charges, net	15	21
Customer financing valuation provision	12	9
Loss on disposal of discontinued operations		8
Loss on dispositions, net	4	3
Other charges and credits, net	30	63
Excess tax benefits from share-based payment arrangements	(8)	(5)
Changes in assets and liabilities –
Accounts receivable	(572)	(869)
Inventories, net of advances and progress billings	(1,833)	(82)
Accounts payable	225	644
Other accrued liabilities	(136)	(169)
Advances and billings in excess of related costs	(221)	(1,210)
Income taxes receivable, payable and deferred	429	534
Other long-term liabilities	246	(51)
Pension and other postretirement plans	355	304
Customer financing, net	221	21
Other	(47)	(84)

Net cash (used)/provided by operating activities	(285)	193

Cash flows – investing activities:
Property, plant and equipment additions	(186)	(442)
Property, plant and equipment reductions	3	25
Acquisitions, net of cash acquired	(24)	(30)
Contributions to investments	(4,744)	(200)
Proceeds from investments	910	49

Net cash used by investing activities	(4,041)	(598)

Cash flows – financing activities:
New borrowings	19	1,827
Debt repayments	(51)	(71)
Repayments of distribution rights financing	(13)
Stock options exercised, other	23
Excess tax benefits from share-based payment arrangements	8	5
Employee taxes on certain share-based payment arrangements	(15)	(15)
Common shares repurchased		(50)
Dividends paid	(318)	(305)

Net cash (used)/provided by financing activities	(347)	1,391

Effect of exchange rate changes on cash and cash equivalents	(25)	(17)

Net (decrease)/increase in cash and cash equivalents	(4,698)	969
Cash and cash equivalents at beginning of year	9,215	3,268

Cash and cash equivalents at end of period	$4,517	$4,237

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share- Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2009	$5,061	$3,456	($17,758)	($1,203)	$22,675	($13,525)	$152	($1,142)

Net earnings					610		1	611
Unrealized loss on derivative instruments, net of tax of $26						(45)		(45)
Unrealized loss on certain investments, net of tax of $9						(14)		(14)
Reclassification adjustment for losses realized in net earnings, net of tax of $(5)						8		8
Currency translation adjustment						(29)		(29)
Postretirement liability adjustment, net of tax of $(73)						94		94

Comprehensive income								625

Share-based compensation and related dividend equivalents		63			(1)			62
ShareValue Trust activity		(174)		174
Excess tax pools		1						1
Treasury shares issued for other share-based plans, net		(57)	52					(5)
Treasury shares repurchased			(50)					(50)

Balance March 31, 2009	$5,061	$3,289	($17,756)	($1,029)	$23,284	($13,511)	$153	($509)

Balance January 1, 2010	$5,061	$3,724	($15,911)	($1,615)	$22,746	($11,877)	$97	$2,225

Net earnings					519			519
Unrealized loss on derivative instruments, net of tax of $5						(9)		(9)
Reclassification adjustment for gains realized in net earnings, net of tax of $2						(4)		(4)
Currency translation adjustment						(40)		(40)
Postretirement liability adjustment, net of tax of $(113)						183		183

Comprehensive income								649

Share-based compensation and related dividend equivalents		66						66
ShareValue Trust activity		542		(542)
Excess tax pools		(11)						(11)
Treasury shares issued for stock options exercised, net		(14)	38					24
Treasury shares issued for other share-based plans, net		(45)	36					(9)
Treasury shares issued for 401(k) contribution		2	93					95

Balance March 31, 2010	$5,061	$4,264	($15,744)	($2,157)	$23,265	($11,747)	$97	$3,039

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2010	2009
Revenues:
Commercial Airplanes	$7,468	$8,554
Boeing Defense, Space & Security:
Boeing Military Aircraft	3,241	3,067
Network & Space Systems	2,323	2,678
Global Services & Support	2,049	1,975

Total Boeing Defense, Space & Security	7,613	7,720
Boeing Capital Corporation	162	163
Other segment	36	39
Unallocated items and eliminations	(63)	26

Total revenues	$15,216	$16,502

Earnings from operations:
Commercial Airplanes	$679	$417
Boeing Defense, Space & Security:
Boeing Military Aircraft	267	288
Network & Space Systems	174	207
Global Services & Support	223	214

Total Boeing Defense, Space & Security	664	709
Boeing Capital Corporation	46	37
Other segment	(50)	(23)
Unallocated items and eliminations	(165)	(115)

Earnings from operations	1,174	1,025
Other expense, net	(2)	(36)
Interest and debt expense	(122)	(57)

Earnings before income taxes	1,050	932
Income tax expense	(531)	(317)

Net earnings from continuing operations	519	615
Net loss on disposal of discontinued operations, net of taxes of $3		(5)

Net earnings	$519	$610

Research and development expense, net:
Commercial Airplanes	$698	$711
Boeing Defense, Space & Security:
Boeing Military Aircraft	162	139
Network & Space Systems	106	86
Global Services & Support	34	25

Total Boeing Defense, Space & Security	302	250
Other segment		9

Total research and development expense, net	$1,000	$970

This information is an integral part of the Notes to Condensed Consolidated Financial Statements. See Note 13 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2010, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2009 Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current period’s presentation.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

(Shares in millions)	Three months ended March 31
	2010	2009
Weighted average shares outstanding	731.1	701.9
Participating securities	3.7	3.4

Basic weighted average shares outstanding	734.8	705.3
Dilutive potential common shares	5.3	2.1

Diluted weighted average shares outstanding	740.1	707.4

Basic earnings per share is calculated by the sum of (1) net earnings less declared dividends and dividend equivalents related to share-based compensation divided by the basic weighted average shares outstanding and (2) declared dividends and dividend equivalents related to share-based compensation divided by the weighted average shares outstanding.

The weighted average number of shares outstanding, included in the table below, was excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

(Shares in millions)	Three months ended March 31
	2010	2009
Stock options	18.0	23.1
ShareValue Trust	13.3	12.9
Performance Awards	3.0	5.9
Performance Shares		0.8
Stock units		0.3

Note 3 – Income Taxes

The effective tax rates were 50.6% and 34.0% for the three months ended March 31, 2010 and 2009. The increase in the effective tax rate as compared with the prior year was primarily due to an income tax charge of $150 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. As a result of this legislation, beginning in 2013, we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy. The increase in the effective tax rate was also due to U.S. research and development tax credit benefits that existed in 2009, but do not exist in 2010. The research and development tax credit reduced the 2009 tax rate by 3.2% in the first quarter of 2009.

The research and development credit expired on December 31, 2009. Congress is currently considering bills that will extend the credit. If the research and development credit is legislatively extended there will be a favorable impact on our 2010 effective income tax rate.

The 1998-2009 tax years are subject to examination by the Internal Revenue Service (IRS). We are also subject to examination in major state and international jurisdictions for the 2001-2009 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve some or all of the matters presently under consideration for 1998-2006 with the IRS. Depending on the timing and outcomes of the audit settlements, unrecognized tax benefits that affect the effective tax rate could increase earnings by up to $650 based on current estimates.

Note 4 – Inventories

Inventories consisted of the following:

	March 31 2010	December 31 2009
Long-term contracts in progress	$14,630	$14,673
Commercial aircraft programs	20,551	18,568
Commercial spare parts, used aircraft, general stock materials and other	5,488	5,004

	40,669	38,245
Less advances and progress billings	(21,896)	(21,312)

	$18,773	$16,933

Long-Term Contracts in Progress

Long-term contracts in progress inventories include Delta launch program inventories that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At March 31, 2010 and December 31, 2009, the inventory balance was $1,626 and $1,685 (net of $180 and $120 of payments received under the inventory supply agreement). As of March 31, 2010, $1,070 of this inventory relates to yet unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $70. See Note 7.

Inventory balances included $235 subject to claims or other uncertainties relating to the A-12 program as of March 31, 2010 and December 31, 2009. See Note 12.

Commercial Aircraft Programs

As of March 31, 2010 and December 31, 2009, commercial aircraft program inventory included $4,897 and $3,885 of work in process (including deferred production costs), $2,220 and $2,187 of supplier advances, and $1,241 and $1,231 of tooling and other non-recurring costs related to the 787 program.

Commercial aircraft program inventory included $409 and $510 of deferred production cost, and $202 and $211 of unamortized tooling for the 777 program, at March 31, 2010 and December 31, 2009.

Note 5 – Investments

Our investments, which are recorded in Short-term investments or Investments, consisted of the following:

	March 31 2010	December 31 2009
Time deposits	$5,844	$1,900
Equity method investments	974	974
Available-for-sale investments	32	139
Other investments	25	25

Total investments	$6,875	$3,038

Available-For-Sale Investments

Our investments in available-for-sale debt and equity securities consisted of the following:

	March 31, 2010				December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt:
Residential mortgage- backed securities					$107			$107
Other debt obligations	$6			$6	6		$(1)	5
Equity	29	$1	$(4)	26	40	$1	(14)	27

Total	$35	$1	$(4)	$32	$153	$1	$(15)	$139

Gross realized gains and losses on available-for-sale investment securities were not material for the three months ended March 31, 2010 and 2009.

Note 6 – Liabilities, Commitments and Contingencies

Environmental

The following table summarizes environmental activity recorded during the three months ended March 31, 2010 and 2009:

	2010	2009
Beginning balance – January 1	$706	$731
Reductions for payments made	(8)	(20)
Changes in estimates	18	5

Ending balance – March 31	$716	$716

The liabilities recorded represent our best estimate of costs expected to be incurred to remediate, operate, and maintain sites over periods of up to 30 years. It is reasonably possible that we may incur additional charges because of regulatory complexities, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites based on our experience and existing laws and regulations. At March 31, 2010 and December 31, 2009, our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $952 and $948.

Product Warranties

The following table summarizes product warranty activity recorded during the three months ended March 31, 2010 and 2009.

	2010	2009
Beginning balance – January 1	$999	$959
Additions for current year deliveries	33	41
Reductions for payments made	(55)	(62)
Changes in estimates	105	108

Ending balance – March 31	$1,082	$1,046

Discontinued Operations

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. As of March 31, 2010 and December 31, 2009, our maximum future cash exposure to losses associated with the loss sharing arrangement was $234 and our accrued liability under the loss sharing arrangement was $77.

Commercial Aircraft Commitments

In conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. The total contractual trade-in value was $385 and $427 as of March 31, 2010 and December 31, 2009. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is continually assessed, taking into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $34 as of March 31, 2010. Trade-in commitment agreements have expiration dates from 2010 through 2023.

Future Lease Commitments

As of March 31, 2010 and December 31, 2009, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $153 and $159. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of March 31, 2010 and December 31, 2009, Other accrued liabilities included $13 and $14 attributable to adverse commitments under these lease arrangements.

Financing Commitments

Financing commitments totaled $10,087 and $10,409 as of March 31, 2010 and December 31, 2009. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required.

In connection with the formation of ULA, we and Lockheed Martin Corporation (Lockheed) each agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements during the five-year period following December 1, 2006. ULA did not request any funds under the lines of credit as of March 31, 2010. We and Lockheed have also each committed to provide ULA with up to $147 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $7,349 and $7,052 as of March 31, 2010 and December 31, 2009.

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

Receivables at March 31, 2010 consisted of the following:

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

Sea Launch management continues to operate the business and has obtained debtor-in-possession financing to address short term cash needs. In October 2009, the bankruptcy court granted Sea Launch a three month extension to file a reorganization plan. It has subsequently been extended through May 12, 2010.

C-17

At March 31, 2010, our backlog included 8 C-17 aircraft currently under contract with the U.S. Air Force (USAF) as well as international orders for 7 C-17 aircraft. At March 31, 2010 we have approximately $570 of inventory expenditures and potential termination liabilities to suppliers associated with 8 aircraft funded in the Fiscal Year 2009 (FY09) supplemental defense spending bill and 10 aircraft funded in the Fiscal Year 2010 (FY10) defense appropriations bill which are not currently under contract. The President’s Fiscal Year 2011 budget announced during the first quarter of 2010 did not include any additional C-17 aircraft. During the first quarter of 2010 we announced plans to reduce the production rate from 15 per year to 10 per year and expect the transition to be complete by mid-2011. The lower production rate is intended to bridge the gap between existing orders and potential future orders. Should additional orders not materialize, it is reasonably possible that we will decide in 2011 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract with the USAF.

Customer Financing Exposure

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations were as follows:

	March 31 2010	December 31 2009
717 Aircraft ($663 and $662 accounted for as operating leases)*	$2,250	$2,262
757 Aircraft ($691 and $708 accounted for as operating leases)*	881	902
737 Aircraft ($383 and $400 accounted for as operating leases)	489	553
767 Aircraft ($148 and $154 accounted for as operating leases)	447	465
MD-11 Aircraft ($369 and $384 accounted for as operating leases)*	369	384

*	Out-of-production aircraft

Satellites

Certain launch and satellite sales contracts include provisions that specify that we bear risk of loss associated with the launch phase through acceptance in orbit by the customer. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract and when economically advisable. The current insurance market reflects high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. We launched a satellite in March 2010 and are exposed to risk of loss until customer acceptance, which is expected to occur approximately 6 months after launch. We estimate that the potential uninsured amount for this exposure is approximately $360.

Development Programs

Development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. Many of our contracts in Boeing Defense, Space & Security (BDS) and most of our contracts in Commercial Airplanes are on a fixed-price basis. Significant BDS fixed-price development contracts include Airborne Early Warning and Control, International KC-767 Tanker and commercial and military satellites. Significant Commercial Airplanes development programs include the 787 and 747-8. The operational and technical complexities of these programs create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge if the program has or is determined to have a reach-forward loss.

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

As of March 31, 2010	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,865	$3,846	$7
Indemnifications to ULA	634		23
Other credit guarantees	114	105	5
Residual value guarantees	51	44	10

As of December 31, 2009	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,958	$3,940	$7
Indemnifications to ULA	682		23
Other credit guarantees	119	109	2
Residual value guarantees	51	44	10

*	Amounts included in Other accrued liabilities.

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

Indemnifications to ULA We agreed to indemnify ULA against losses in the event that costs associated with $1,360 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable and allowable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA has consumed $1,165 of inventories that were contributed by us and has made payments of $180 to us under the inventory supply agreement. The table above includes indemnifications to ULA for contributed Delta launch program inventory of $222 and $277, plus $348 related to the pricing of certain contracts and $64 and $57 related to miscellaneous Delta contracts at March 31, 2010 and December 31, 2009.

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

Other Credit Guarantees We have issued credit guarantees, principally to facilitate the sale and/or financing of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor or certain specified services are not performed. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft and certain other assets. Current outstanding credit guarantees expire within the next 10 years.

Residual Value Guarantees We have issued various residual value guarantees principally to facilitate the sale and financing of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire within the next 8 years.

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

Note 8 – Postretirement Plans

The components of net periodic benefit cost were as follows:

	Pension		Other Postretirement Benefits
Three months ended March 31,	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$294	$273	$30	$33
Interest cost	751	741	101	116
Expected return on plan assets	(962)	(934)	(1)	(1)
Amortization of prior service costs	62	61	(20)	(23)
Recognized net actuarial loss	194	162	14	24
Settlement/curtailment loss	6	2

Net periodic benefit cost	$345	$305	$124	$149

Net periodic benefit cost included in Earnings from operations	$284	$219	$123	$157

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of the reporting period.

We did not make any discretionary pension contributions during the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010 and 2009, we made contributions to our other postretirement benefit plans of $4 and $5.

Note 9 – Share-Based Compensation and Other Compensation Arrangements

Stock Options

On February 22, 2010, we granted to our executives 5,932,806 options with an exercise price equal to the fair market value of our stock on the date of grant. The stock options vest over a period of 3 years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. The options expire 10 years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Date	Expected Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value Per Share
2/22/2010	6 years	31.5%	3.0%	2.9%	$15.70

We determined the expected life of the 2010 stock option grant to be 6 years, calculated using the “simplified” method in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 107, Valuation of Share-Based Payment Arrangements for Public Companies. We used the “simplified” method because we have insufficient historical data to provide a reasonable basis upon which to estimate the expected life.

Restricted Stock Units

On February 22, 2010, we granted to our executives 1,459,256 restricted stock units (RSUs) with a grant date fair value of $63.83 per share. The RSUs will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date.

Performance Awards

On February 22, 2010, we also granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2012. The minimum amount is $0 and the maximum amount we could be required to payout for the 2010 Performance Awards is $256.

Note 10 – Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges include foreign currency forward contracts, foreign currency option contracts, commodity swaps, and commodity purchase contracts. We use foreign currency forward and option contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions up to 2021. We use commodity derivatives, such as swaps and fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through 2015.

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

Notional Amounts and Fair Values

The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts[1]		Other assets		Other accrued liabilities
	March 31 2010	December 31 2009	March 31 2010	December 31 2009	March 31 2010	December 31 2009
Derivatives designated as hedging instruments
Foreign exchange contracts	$2,326	$2,353	$239	$233	$(28)	$(22)
Interest rate contracts	1,475	1,475	28	32	(8)	(18)
Commodity contracts	127	189	1		(114)	(88)

	3,928	4,017	268	265	(150)	(128)
Derivatives not receiving hedge accounting treatment
Foreign exchange contracts	506	693	24	32	(107)	(99)

Total derivatives	4,434	4,710	292	297	(257)	(227)
Netting arrangements			(127)	(119)	127	119

Net recorded balance			$165	$178	$(130)	$(108)

[1]	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and its effect on Accumulated other comprehensive loss or earnings were as follows:

	Three months ended March 31
	2010	2009
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts[1]	$10	$(19)
Commodity contracts[1]	(19)	(28)
Undesignated derivatives:
Foreign exchange contracts[2]	(14)	(8)

[1]	Unrealized gains/(losses) are recognized in Accumulated other comprehensive loss

[2]	Gains/(losses) are recognized in Other expense, net

Based on our portfolio of cash flow hedges, we expect to reclassify losses of $33 (pre-tax) during the next 12 months.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our 5-year credit facility, expiring November 2012. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2010 is $117. At March 31, 2010, there were no aggregate derivative positions requiring the posting of collateral.

Note 11 – Fair Value Measurements

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

		Fair Value Measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$1,104	$1,104
Available-for-sale investments:
Debt	6			$6
Equity	26	26
Derivatives	165		$165

Total assets	$1,301	$1,130	$165	$6

Liabilities
Derivatives	$(130)		$(130)

Total liabilities	$(130)		$(130)

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,575	$3,575
Available-for-sale investments:
Debt:
Residential mortgage-backed securities	107		$107
Other debt obligations	5			$5
Equity	27	27
Derivatives	178		178

Total assets	$3,892	$3,602	$285	$5

Liabilities
Derivatives	$(108)		$(108)

Total liabilities	$(108)		$(108)

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

Certain assets have been measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3). The table below presents the non-recurring losses recognized for the three months ended March 31, and the carrying value and asset classification of the related assets still held as of March 31:

	2010		2009
	Carrying Value	Total Losses	Carrying Value	Total Losses
Operating lease equipment	$56	$(11)	$24	$(7)
Property, plant and equipment	2	(4)
Receivables			4	(4)

Total	$58	$(15)	$28	$(11)

Fair Value Disclosures

The following table presents our assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values consisted of the following:

	March 31 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable, net	$6,359	$6,241	$5,785	$5,658
Notes receivable	863	894	1,045	1,072
Liabilities
Debt, excluding capital lease obligations	(12,826)	(13,835)	(12,848)	(13,809)
Accounts payable	(7,469)	(7,460)	(7,096)	(7,063)
Residual value and credit guarantees	(38)	(19)	(35)	(20)
Contingent repurchase commitments	(7)	(64)	(7)	(63)

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

A-12 Litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now merged into The Boeing Company) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2010, inventories included approximately $585 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to that court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. On August 14, 2009, we filed a Combined Petition for Panel Rehearing and for Rehearing En Banc in the Court of Appeals for the Federal Circuit. On November 24, 2009, the Court denied our Combined Petition. We believe that the ruling of the Court of Appeals upholding the default termination is erroneous and in conflict with the governing law, and we intend to file a Petition for Writ of Certiorari to the United States Supreme Court on or before April 23, 2010. On December 29, 2009, the Department of the Navy sent letters to the Team requesting payment of $1,352 in unliquidated progress payments, plus applicable interest. We believe that the U.S. government is not entitled to repayment of any progress payments at this time and have advised the Department of the Navy of our position.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2010. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. We expect the United States Supreme Court to decide whether or not to review the Court of Appeals’ decision in 2010, and if it decides to review the case, to issue a decision in 2010 or 2011. If the United States Supreme Court declines review of the Court of Appeals’ decision, or if it reviews the decision and determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $235 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,500). In that event, our loss would total approximately $1,695 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,149, including interest from June 26, 1991.

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

A second alleged class action involving our sale of the Wichita facility to Spirit was filed on February 21, 2007, in the U.S. District Court for the District of Kansas. The case is also brought under ERISA, and, in general, claims that we have not properly provided benefits to certain categories of former employees affected by the sale. On May 22, 2008, plaintiffs filed a third amended complaint and on June 3, 2008, filed a motion to certify a class. On July 14, 2008, the court granted class certification for the purpose of adjudicating liability for the class of employees who went to work for Spirit, and deferred class certification motions for the class of employees who did not go to work for Spirit. A Memorandum and Order on November 3, 2009 resolves discovery disputes and discovery continues for both groups of employees. A consolidated amended complaint was filed on March 2, 2010. Boeing’s answer was filed on March 26, 2010.

On September 13, 2006, two UAW Local 1069 retirees filed a class action lawsuit in the U.S. District Court for the Middle District of Tennessee alleging that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the LMRA and §502(a)(1)(B) of ERISA. On September 15, 2006, we filed a lawsuit in the U.S. District Court for the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a declaratory judgment confirming that we have the legal right to make changes to these medical benefits. On June 4, 2007, the Middle District of Tennessee ordered that its case be transferred to the Northern District of Illinois. The two cases were consolidated on September 24, 2007. On January 17, 2008, the court granted the UAW’s motion to amend the complaint to drop the retirees’ claim for vested lifetime benefits based on successive collective bargaining agreements and instead allege that the current collective bargaining agreement is the sole alleged source of rights to retiree medical benefits. Both parties filed Motions for Class Certification on November 16, 2007 and filed briefs on class certification on February 28, 2008. The parties filed cross-motions for summary judgment on May 27, 2008. On September 30, 2008, the court certified a class of retirees for all claims. On September 9, 2009, the court granted Boeing’s motion and ruled that the retiree medical benefits were not vested lifetime benefits and that the 2006 changes to benefits did not violate the 2005 collective bargaining agreement. On October 8, 2009, the plaintiffs filed a notice of appeal to the Seventh Circuit Court of Appeals. On January 27, 2010, the parties filed a joint motion in the district court for a stipulated order dismissing the case. On February 17, 2010, the Seventh Circuit Court of Appeals granted a joint motion for remand to the district court for entry of an order for dismissal. On March 9, 2010, the district court signed the stipulated order of dismissal, concluding this matter.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the VIP Plan), alleged that fees and expenses incurred by the VIP Plan were and are unreasonable and excessive, not incurred solely for the benefit of the VIP Plan and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs filed a motion to certify the class, which we opposed. On December 14, 2007, the court granted plaintiffs leave to file an amended complaint, which complaint added our Employee Benefits Investment Committee as a defendant and included new allegations regarding alleged breach of fiduciary duty. The stay of proceedings entered by the court on September 10, 2007, pending resolution by the U.S. Court of Appeals for the Seventh Circuit of Lively v. Dynegy, Inc., was lifted on April 3, 2008, after notification that the Lively case had settled. On April 16, 2008, plaintiffs sought leave to file a second amended complaint, which we opposed, which would add investment performance allegations. On August 22, 2008, the court granted plaintiffs leave to file their second amended complaint. On September 29, 2008, the court granted plaintiffs’ motion to certify the class of current, past and future participants or beneficiaries in the VIP Plan. On September 9, 2008, we filed a motion for summary judgment to dismiss claims arising prior to September 27, 2000 based on the ERISA statute of limitations. On October 14, 2008, we filed a petition for leave to appeal the class certification order to the Seventh Circuit Court of Appeals. On January 15, 2009, we filed a motion seeking dismissal of all claims as a matter of law. On August 10, 2009, the Seventh Circuit Court of Appeals granted Boeing’s motion for leave to appeal the class certification order. The district court entered a stay of proceedings in the trial court pending resolution of the class certification appeal. On December 29, 2009, the district court lifted on plaintiffs’ motion the stay of proceedings previously entered. Boeing responded by filing an application for stay pending appeal with the Seventh Circuit Court of Appeals on January 7, 2010. Boeing’s application for a stay pending appeal was granted by the Seventh Circuit on January 21, 2010.

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

On February 26, 2009 the trial court granted in part and denied in part post-trial motions we filed seeking to set aside the verdict. As a result, on March 3, 2009, the court entered an amended judgment for ICO in the amount of $604, which included $371 in compensatory damages, $207 in punitive damages and $26 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest) from January 2, 2009. We filed a notice of appeal and ICO filed a notice of cross-appeal in March 2009. Our opening brief for the appeal was filed on October 27, 2009. ICO’s response and opening brief were filed on March 22, 2010. No date has been set for argument. We believe that we have substantial arguments on appeal, which we intend to pursue vigorously.

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

On April 26, 2007, a group of our insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under our insurance and reinsurance policies relating to the Telesat Anik F1 arbitration. On June 12, 2008, the court granted the insurers’ motion for summary judgment, concluding that our insurance policy excluded the kinds of losses alleged by Telesat. On January 16, 2009, the court granted Boeing’s motion for reconsideration, ruling in favor of Boeing to require the insurers to provide insurance coverage to defend the claim. The case has been stayed pending completion of the underlying arbitration.

Civil Securities Litigation

Plaintiff shareholders have filed a putative securities fraud class action against The Boeing Company and two of our senior executives in federal district court in Chicago. This lawsuit arises from our June 2009 announcement that the first flight of the 787 Dreamliner would be postponed due to a need to reinforce an area within the side-of-body section of the aircraft. Plaintiffs contend that we were aware before June 2009 that the first flight could not take place as scheduled due to issues with the side-of-body section of the aircraft, and that our determination not to announce this delay earlier resulted in an artificial inflation of our stock price for a multi-week period in May and June 2009. Plaintiffs’ complaint was filed in November 2009. On March 25, 2010, we filed a motion to dismiss the complaint for failure to state a cognizable claim. No discovery has yet taken place. We believe the allegations are without merit and intend to contest the case vigorously.

In addition, plaintiff shareholders have filed three similar shareholder derivative lawsuits concerning the flight schedule for the 787 Dreamliner that closely track the allegations in the putative class action lawsuit. Two of the suits were filed in Illinois state court and have been consolidated. The remaining derivative suit was filed in federal district court in Chicago, and the plaintiff has agreed to stay that case until a ruling on our motion to dismiss in the class action securities fraud case. No briefing or discovery has yet taken place in any of the derivative lawsuits. We believe the allegations are without merit and intend to contest the cases vigorously.

Note 13 – Business Segment Data

Effective January 1, 2010, certain programs and assets were realigned between BDS, Commercial Airplanes and Other segment. Business segment data for all periods presented have been adjusted to reflect the realignment.

Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins. See page 5 for a Summary of Business Segment Data, which is an integral part of this note.

Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Three months ended March 31
	2010	2009
Commercial Airplanes	$98	$191
Boeing Capital Corporation	16	23

Total	$114	$214

Unallocated items and eliminations includes costs not attributable to business segments as well as intercompany profit eliminations. This includes Unallocated pension and other postretirement expense which represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. The most significant items not allocated to segments are shown in the following table.

	Three months ended March 31
Unallocated items and eliminations	2010	2009
Share-based plans	$(47)	$(57)
Deferred compensation (expense)/income	(81)	23
Pension	21	23
Postretirement	(11)	(23)
Capitalized interest	(10)	(15)
Other unallocated items and eliminations	(37)	(66)

Total	$(165)	$(115)

Assets	March 31 2010	December 31 2009
Commercial Airplanes	$22,507	$20,353
Boeing Defense, Space & Security:
Boeing Military Aircraft	6,357	6,075
Network & Space Systems	7,444	7,434
Global Services & Support	3,690	3,716

Total Boeing Defense, Space & Security	17,491	17,225
Boeing Capital Corporation	6,093	6,178
Other segment	911	949
Unallocated items and eliminations	15,968	17,348

Total	$62,970	$62,053

Liabilities

Commercial Airplanes	$18,637	$18,616
Boeing Defense, Space & Security:
Boeing Military Aircraft	3,926	4,041
Network & Space Systems	931	1,023
Global Services & Support	1,439	1,510

Total Boeing Defense, Space & Security	6,296	6,574
Boeing Capital Corporation	4,461	4,538
Other segment	857	872
Unallocated items and eliminations	29,680	29,228

Total	$59,931	$59,828

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2010, the related condensed consolidated statements of operations, cash flows, and shareholders’ equity for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2009 and the condensed consolidated statement of shareholders’ equity for the year then ended is fairly stated, in all material respects, in relation to the consolidated statements of financial position and shareholders’ equity from which they have been derived.

/S/ DELOITTE & TOUCHE LLP

Chicago, Illinois

April 21, 2010

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Forward-looking statements include any statement that does not directly relate to any historical or current fact.

Forward-looking statements are based on our current expectations and assumptions, which may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are:

(1)	general conditions in the economy and our industry, including those due to regulatory changes;

(2)	risks attributable to our reliance on our commercial customers, our suppliers and the worldwide market;

(3)	risks related to our dependence on U.S. government contracts;

(4)	our reliance on fixed-price contracts, which could subject us to losses in the event of cost overruns;

(5)	risks related to cost-type contracts;

(6)	uncertainties concerning contracts that include in-orbit incentive payments;

(7)	changes in accounting estimates;

(8)	significant changes in discount rates and actual investment return on pension assets;

(9)	work stoppages or other labor disruptions;

(10)	changes in the competitive landscape in the markets in which we operate;

(11)	risks related to our doing business in other countries, including sales to non-U.S. customers;

(12)	potential adverse developments in new or pending litigation and/or government investigations;

(13)	changes in the financial condition or regulatory landscape of the commercial airline industry as they relate to Boeing Capital Corporation;

(14)	changes in our ability to obtain debt on commercially reasonable terms and at competitive rates in order to fund our operations and contractual commitments;

(15)	risks related to realizing the anticipated benefits of merger, acquisitions, joint ventures/strategic alliance or divestitures;

(16)	adequacy of our insurance coverage to cover significant risk exposures; and

(17)	potential business disruptions related to physical security threats, information technology attacks or natural disasters.

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to publicly update any forward-looking statement, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2010	2009
Revenues	$15,216	$16,502
Earnings from operations	$1,174	$1,025
Operating margins	7.7%	6.2%
Effective income tax rate	50.6%	34.0%
Net earnings from continuing operations	$519	$615
Diluted earnings per share	$0.70	$0.86

(Dollars in millions)	March 31 2010	December 31 2009
Contractual backlog	$298,855	$296,500
Unobligated backlog	15,921	19,058

Revenues

The following table summarizes revenues:

(Dollars in millions)	Three months ended March 31
	2010	2009
Commercial Airplanes	$7,468	$8,554
Boeing Defense, Space & Security	7,613	7,720
Boeing Capital Corporation	162	163
Other segment	36	39
Unallocated items and eliminations	(63)	26

Total	$15,216	$16,502

Revenues for the three months ended March 31, 2010 decreased by $1,286 million or 8% compared with the same period in 2009. Commercial Airplanes revenues decreased by $1,086 million or 13%, due to lower new airplane deliveries in the first quarter of 2010 compared with the same period in the prior year, partially offset by increases in the commercial aviation services business. Boeing Defense, Space & Security (BDS) revenues decreased by $107 million due to decreased volume in Network & Space Systems (N&SS), partially offset by increases in Boeing Military Aircraft (BMA) and Global Services & Support (GS&S). Unallocated items and eliminations decreased by $89 million when compared with the same period of the prior year, primarily due to higher revenue resulting from the delivery of an International KC-767 Tanker to the customer in the first quarter of 2009.

Earnings From Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Three months ended March 31
	2010	2009
Commercial Airplanes	$679	$417
Boeing Defense, Space & Security	664	709
Boeing Capital Corporation	46	37
Other segment	(50)	(23)
Unallocated items and eliminations	(165)	(115)

Total	$1,174	$1,025

Operating earnings for the three months ended March 31, 2010 increased by $149 million compared with the same period in 2009. Commercial Airplanes earnings increased by $262 million due to the absence of a $347 million reach forward loss on the 747 program recorded in the first quarter of 2009, partially offset by lower new airplane deliveries in the first quarter of 2010. BDS earnings decreased by $45 million primarily due to lower earnings in the N&SS and BMA segments. Unallocated items and eliminations reduced 2010 earnings by $50 million primarily due to higher deferred compensation expense.

The most significant expense items not allocated to segments are shown in the table below:

(Dollars in millions)	Three months ended March 31
	2010	2009
Share-based plans expense	$(47)	$(57)
Deferred compensation (expense)/income	(81)	23
Other unallocated items and eliminations	(47)	(81)
Pension	21	23
Postretirement	(11)	(23)

Total	$(165)	$(115)

Deferred compensation expense for the three months ended March 31, 2010 increased by $104 million compared with the same period of the prior year. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. We recorded net periodic benefit cost related to pensions and other postretirement benefits of $469 million and $454 million for the three months ended March 31, 2010 and 2009. Not all net periodic benefit cost is recognized in earnings in the period incurred. A portion of net periodic benefit cost is allocated to production as product cost and a portion remains in inventory at the end of the reporting period.

Earnings from operations included the following net periodic benefit cost allocated to business segments and Other unallocated items and eliminations:

	Pension		Other Postretirement Benefits
Three months ended March 31,	2010	2009	2010	2009
Allocated to business segments	$(305)	$(242)	$(112)	$(134)
Other unallocated items and eliminations	21	23	(11)	(23)

Total	$(284)	$(219)	$(123)	$(157)

Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2010	2009
Earnings from operations	$1,174	$1,025
Other expense, net	(2)	(36)
Interest and debt expense	(122)	(57)

Earnings before income taxes	1,050	932
Income tax expense	(531)	(317)

Net earnings from continuing operations	$519	$615

Interest and debt expense for the three months ended March 31, 2010 increased by $65 million compared with the same period of the prior year due to debt issued in 2009.

The effective tax rates were 50.6% and 34.0% for the three months ended March 31, 2010 and 2009. The increase in the effective tax rate as compared with the prior year was primarily due to an income tax charge of $150 million recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. As a result of this legislation, beginning in 2013, we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy. The increase in the effective tax rate was also due to U.S. research tax credit benefits that existed in 2009, but do not exist in 2010. The research tax credit reduced the 2009 tax rate by 3.2% in the first quarter of 2009.

For additional discussion related to Income Taxes, see Note 3.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the three months ended March 31, 2010 compared with December 31, 2009 was primarily due to increases at BDS resulting from an award for an AEW&C Australia support contract and funding of existing multi-year contracts including the Chinook, Proprietary , and V-22 programs.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the three months ended March 31, 2010 is primarily due to funding of existing multi-year contracts including the Chinook, Proprietary, and V-22 programs.

Segment Results of Operations

Commercial Airplanes

Operating Results

(Dollars in millions)	Three months ended March 31
	2010	2009
Revenues	$7,468	$8,554
Earnings from operations	$679	$417
Operating margins	9.1%	4.9%

(Dollars in millions)	March 31 2010	December 31 2009
Contractual backlog	$250,351	$250,476

Revenues

Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	March 31, 2010 vs. March 31, 2009
New airplane sales	$(1,192)
Commercial aviation services business	134
Other	(28)

Total	$(1,086)

Revenues for the three months ended March 31, 2010 decreased by $1,086 million or 13% compared with the same period of 2009. This decrease in new airplane revenues in 2010 primarily reflects lower planned deliveries on the 747 program due to the transition from the 747-400 to the 747-8 derivative and supplier production challenges related to seats. The increase in revenues from commercial aviation services business was driven by increased sales of spares.

Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

Program	737	747	767	777	Total
Deliveries during the first quarter of 2010	86		3	19	108
Deliveries during the first quarter of 2009	91	4	3	23	121
Cumulative deliveries as of 3/31/2010	3,214	1,418	985	855
Cumulative deliveries as of 12/31/2009	3,128	1,418	982	836

Earnings From Operations

Earnings from operations for the three months ended March 31, 2010 increased by $262 million and operating margins increased by 4.2 percentage points to 9.1% compared with the same period of 2009. This increase was primarily due to the absence of the reach forward loss on the 747 program recorded in 2009, partially offset by lower new airplane deliveries in 2010. The increase to the 747 reach-forward loss in the first quarter of 2009 reduced earnings by $347 million and lowered operating margins by 4.0 percentage points. Lower airplane deliveries reduced 2010 earnings by $137 million which was partially offset by lower period costs.

Backlog

Total contractual backlog as of March 31, 2010 was virtually unchanged compared with December 31, 2009. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.

Accounting Quantity

The accounting quantities, undelivered units under firm orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of cumulative firm orders were as follows:

	Program
As of 3/31/2010	737	747	767	777	787
Program accounting quantities	4,600	1,499	1,035	1,100	*
Undelivered units under firm orders	2,061	108	56	259	866
Cumulative firm orders[1]	5,275	1,526	1,041	1,114

	Program
As of 12/31/2009	737	747	767	777	787
Program accounting quantities	4,600	1,499	1,035	1,100	*
Undelivered units under firm orders	2,076	108	59	281	851
Cumulative firm orders[1]	5,204	1,526	1,041	1,117

*	The accounting quantity for the 787 program will be determined in the quarter of first airplane delivery, targeted for fourth quarter of 2010.

[1]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Program There was no change in the accounting quantity for the 737 program during the three months ended March 31, 2010.

747 Program During 2009 and 2008, we recorded charges of $1,352 million and $685 million to recognize reach-forward losses on the 747 program. There was no change in the accounting quantity for the 747 program during the three months ended March 31, 2010. On March 19, 2010, we announced that we will accelerate, from mid-2013 to mid-2012, a planned production rate increase to 2 from 1.5 airplanes per month. First flight of the 747-8 Freighter occurred on February 8, 2010. Three aircraft are currently engaged in flight testing and the schedule and other risks inherent in the demanding flight testing and certification phases of program development remain. Certification and first delivery of the 747-8 Freighter is expected in the fourth quarter of 2010. Certification and first delivery of the Intercontinental passenger derivative is expected in the fourth quarter of 2011. The gap between the delivery of the last 747-400, which occurred in 2009, and first deliveries of the 747-8 will result in lower 747 program revenues in 2010.

767 Program There was no change in the accounting quantity for the 767 program during the three months ended March 31, 2010.

777 Program There was no change in the accounting quantity for the 777 program during the three months ended March 31, 2010. In April 2009, we announced that monthly production of the 777 will decline from 7 to 5 airplanes per month beginning in June 2010. The lower production rate from June 2010 through mid-2011 will decrease revenues and earnings in 2010 and 2011. On March 19, 2010, we announced that we will accelerate by approximately six months, from early 2012 to mid-2011, a planned production rate increase.

787 Program Flight testing for the 787 program, which will involve six aircraft, continued during the first quarter of 2010. Four aircraft are currently engaged in flight testing. We anticipate that all six flight test aircraft will be in the air by mid-year 2010 with expected certification and first delivery of the 787-8 in the fourth quarter of 2010. We continue to work toward our planned increases in 787 production rates as well as the timely introduction of the 787-9 derivative. Such efforts include the construction of a second assembly line in North Charleston, South Carolina and the establishment of transitional surge capacity at our Everett, Washington location to facilitate the planned introduction of the 787-9.

During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. We believe that the other three additional 787 flight test aircraft are commercially saleable and we continue to include costs related to those aircraft in program inventory at March 31, 2010. If we determine that one or more of the other flight test aircraft cannot be sold, we may incur additional charges.

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

We continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including delivery delays and supplier assertions. A number of our customers have contractual remedies for schedule delays and/or performance. We continue to address customer and supplier claims and requests for other contractual relief as brought forth.

The cumulative impacts of the production challenges, schedule delays and customer and supplier impacts create significant pressure on program revenue and cost estimates. We continue to assess our mitigation plans and cost reduction efforts to address these pressures.

Additional Considerations

The 787 and 747-8 programs highlight the risks that are always inherent in new airplane programs and new derivative airplanes, particularly as both the 747-8 and the 787 continue the demanding flight test and certification phases of program development. Costs related to development of new programs and derivative airplanes are expensed as incurred. Costs to produce new aircraft are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As technical or quality issues arise, such as issues experienced on the 787 and 747-8 programs, we may experience schedule delays and higher costs to complete new programs and derivative aircraft. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. There are other factors that could also result in lower margins or a material charge if a program has or is determined to have reach-forward losses. These include: changes to the program accounting quantity, production costs and rates, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

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

BDS Realignment

Effective January 1, 2010, certain programs were realigned between BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 13.

Operating Results

(Dollars in millions)	Three months ended March 31
	2010	2009
Revenues	$7,613	$7,720
Earnings from operations	$664	$709
Operating margins	8.7%	9.2%

(Dollars in millions)	March 31 2010	December 31 2009
Contractual backlog	$48,505	$46,024
Unobligated backlog	15,708	18,815

Revenues

BDS revenues for the three months ended March 31, 2010 decreased by $107 million or 1% when compared with the same period in 2009. The decrease was due to lower volume in N&SS, partially offset by an increase in BMA and GS&S.

Earnings From Operations

BDS operating earnings for the three months ended March 31, 2010 decreased $45 million and operating margins decreased 0.5% to 8.7% when compared with the same period in 2009. The decreases were primarily due to lower volume in the N&SS segment and lower margins in the BMA segment.

Backlog

Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. BDS total backlog decreased 1% in 2010, from $64,839 million to $64,213 million, due to current year deliveries and sales on multi-year contracts awarded in prior years, partially offset by net increases in several GS&S programs.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Airborne Laser, EA-18G, Family of Beyond Line-of-Sight Terminals, Brigade Combat Team Modernization (BCTM), Ground-based Midcourse Defense (GMD), Joint Tactical Radio System, P-8A and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of these programs include Airborne Early Warning and Control (AEW&C), International KC-767 Tanker, commercial and military satellites.

Boeing Military Aircraft

Operating Results

(Dollars in millions)	Three months ended March 31
	2010	2009
Revenues	$3,241	$3,067
Earnings from operations	$267	$288
Operating margins	8.2%	9.4%

(Dollars in millions)	March 31 2010	December 31 2009
Contractual backlog	$27,499	$26,354
Unobligated backlog	7,197	9,297

Revenues

BMA revenues for the three months ended March 31, 2010 increased by $174 million or 6% when compared with the same period in 2009. The increase is due to higher deliveries and volume on the F-18 and Chinook programs, partially offset by the International KC-767 Tanker and T-45 programs which had no deliveries in 2010.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Three months ended March 31
	2010	2009
F/A-18 Models	13	10
F-15E Eagle	3	4
C-17 Globemaster	3	3
AH-64 Apache	4	5
CH-47 Chinook	2
International KC-767 Tanker		1
T-45TS Goshawk		2

Total new-build production aircraft	25	25

Earnings From Operations

BMA operating earnings for the three months ended March 31, 2010 decreased by $21 million or 7% when compared with the same period in 2009, primarily due to lower earnings on C-17 and higher research and development expenditures, partially offset by changes in delivery mix.

Backlog

BMA total backlog was $34,696 million at March 31, 2010, a decrease of 3% from December 31, 2009, primarily due to revenues recognized on the F-18 and C-17 programs.

Additional Considerations

Items which could have a future impact on BMA operations include the following:

AEW&C During 2009 and 2008, we recorded charges increasing the reach-forward losses on the AEW&C programs in Australia and Turkey by $133 million and $308 million. The 2009 charge primarily related to delivery schedule delays. The 2008 charge, primarily related to our program in Australia, was due to subsystem development issues on the electronic warfare and ground support systems and the additional time required for integration testing. The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle and Peace Eye include four aircraft each. During the fourth quarter of 2009, two Wedgetail aircraft were provided to Australia for familiarization and training. Wedgetail final delivery and customer acceptance is scheduled to begin in late 2010 and extend through the second quarter of 2011. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed.

International KC-767 Tanker Program During 2009 and 2008, we recorded charges increasing the reach-forward losses on the International KC-767 Tanker programs by $78 million and $85 million. The International KC-767 Tanker program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. The final delivery to Japan was made in December 2009. The Italian International KC-767 program is ongoing, and while we believe the revenue and cost estimates incorporated in the financial statements are appropriate, the technical complexity of the program creates financial risk as additional completion and development costs may be necessary or remaining scheduled delivery dates could be delayed.

C-17 See the discussion of possible decision to complete C-17 production in Note 6 Liabilities, Commitments and Contingencies.

Network & Space Systems

Operating Results

(Dollars in millions)	Three months ended March 31
	2010	2009
Revenues	$2,323	$2,678
Earnings from operations	$174	$207
Operating margins	7.5%	7.7%

(Dollars in millions)	March 31 2010	December 31 2009
Contractual backlog	$8,457	$7,746
Unobligated backlog	8,074	9,187

Revenues

N&SS revenues for the three months ended March 31, 2010 decreased by $355 million or 13% when compared with the same period in 2009. The decrease is due to lower volume on the BCTM and GMD programs, partially offset by increased volume on several satellite programs.

Earnings From Operations

N&SS operating earnings for the three months ended March 31, 2010 decreased by $33 million or 16% when compared with the same period in 2009. The decrease in earnings is due to lower volume on the BCTM and GMD programs, partially offset by higher earnings from our investment in United Launch Alliance (ULA).

Backlog

N&SS total backlog was $16,531 million at March 31, 2010, a decrease of 2% from December 31, 2009 primarily due to revenues recognized on multi-year contracts awarded in prior years including BCTM, satellite, Proprietary and International Space Station programs, partially offset by an award on the GMD program.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

United Launch Alliance On December 1, 2006, we and Lockheed Martin Corporation (Lockheed) created a 50/50 joint venture named United Launch Alliance L.L.C. ULA combines the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. We initially contributed net assets of $914 million at December 1, 2006. The book value of our investment exceeded our proportionate share of ULA’s net assets. This difference is expensed ratably in future years. Based on the adjusted contributions and the conformed accounting policies established by ULA, this amortization is expected to be approximately $15 million annually for the next 14 years.

In connection with the formation of ULA, we and Lockheed each have agreed to extend a line of credit to ULA of up to $200 million to support its working capital requirements during the 5 year period following December 1, 2006. We and Lockheed transferred performance responsibility for certain U.S. government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government. We and Lockheed have also each committed to provide ULA with up to $147 million of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4.

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,165 million of inventories that were contributed by us and has made payments of $180 million to us under the inventory supply agreement. As part of its integration, ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $70 million.

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

Sea Launch See the discussion of Sea Launch Chapter 11 Filing in Note 6 Liabilities, Commitments and Contingencies.

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) in Note 12 Legal Proceedings and discussion of Satellite insurance risk in Note 6 Liabilities, Commitments and Contingencies.

Global Services & Support

Operating Results

(Dollars in millions)	Three months ended March 31
	2010	2009
Revenues	$2,049	$1,975
Earnings from operations	$223	$214
Operating margins	10.9%	10.8%

(Dollars in millions)	March 31 2010	December 31 2009
Contractual backlog	$12,549	$11,924
Unobligated backlog	437	331

Revenues

GS&S revenues for the three months ended March 31, 2010 increased by $74 million or 4% when compared with the same period in 2009. The increase was primarily due to increased volume in the Integrated Logistics (IL) division and a Maintenance, Modification and Upgrades (MM&U) program.

Earnings From Operations

GS&S operating earnings for the three months ended March 31, 2010 increased $9 million when compared with the same period in 2009 with a slight increase in overall margins.

Backlog

GS&S total backlog was $12,986 million at March 31, 2010, an increase of 6% from December  31, 2009, primarily due to an award for an AEW&C Australia support contract.

Boeing Capital Corporation

Operating Results

(Dollars in millions)	Three months ended March 31
	2010	2009
Revenues	$162	$163
Earnings from operations	$46	$37
Operating margins	28%	23%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the three months ended March 31, 2010, decreased $1 million when compared with the same period in 2009 primarily due to lower operating lease income resulting from a smaller portfolio of equipment under operating leases, partially offset by gain on disposal of assets.

Earnings From Operations

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the three months ended March 31, 2010 increased by $9 million primarily due to lower interest expense and a lower provision for losses partially offset by lower revenues.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2010	December 31 2009
BCC customer financing and investment portfolio	$5,383	$5,666
Valuation allowance as a % of total receivables	2.7%	2.5%
Debt	$4,042	$4,075
Debt-to-equity ratio	5.6-to-1	5.8-to-1

BCC’s customer financing and investment portfolio at March 31, 2010 decreased from December 31, 2009 due to normal portfolio run-off. At March 31, 2010 and December 31, 2009, BCC had $309 million and $385 million of assets that were held for sale or re-lease, of which $244 million and $345 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $59 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with BCC. As of March 31, 2010, BCC has not reached agreement on any restructuring requests that would have a material adverse effect on its earnings, cash flows and/or financial position.

Other Segment

(Dollars in millions)	Three months ended March 31
	2010	2009
Revenues	$36	$39
Loss from operations	(50)	(23)

Revenues for the three months ended March 31, 2010 decreased by $3 million compared with the same period of 2009. Other segment losses for three months ended March 31, 2010 increased by $27 million primarily due to higher expenses recognized in the Other segment relating to environmental remediation than compared to the same period of 2009.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2010	2009
Net earnings	$519	$610
Non-cash items	529	545
Changes in working capital	(1,333)	(962)

Net cash (used)/provided by operating activities	(285)	193
Net cash used by investing activities	(4,041)	(598)
Net cash (used)/provided by financing activities	(347)	1,391
Effect of exchange rate changes on cash and cash equivalents	(25)	(17)

Net (decrease)/increase in cash and cash equivalents	(4,698)	969
Cash and cash equivalents at beginning of year	9,215	3,268

Cash and cash equivalents at end of period	$4,517	$4,237

Operating Activities Net cash used by operating activities of $285 million during the three months ended March 31, 2010 changed by $478 million compared to the same period in 2009 primarily due to higher net working capital in 2010. The net working capital increase was driven by growth in inventory as we continue to build inventories prior to the anticipated delivery of the 787 and 747-8 airplanes.

Investing Activities Cash used by investing activities totaled $4,041 million during the three months ended March 31, 2010 compared with $598 million used during the same period in 2009, largely due to contributions to investments during the three months ended March 31, 2010, which consisted primarily of time deposits. This was partially offset by $256 million of lower capital spending on property, plant and equipment additions. We expect capital spending in 2010 to be higher than 2009 due to the construction of a second 787 final assembly line in North Charleston, South Carolina.

Financing Activities Cash used by financing activities totaled $347 million during the three months ended March 31, 2010 compared with $1,391 million provided during the three months ended March 31, 2009, primarily due to proceeds from borrowings of $1,827 million in 2009.

During the three months ended March 31, 2010, we repaid $51 million of debt, including scheduled repayments of $35 million of debt held at BCC. The recorded balance of debt as of March 31, 2010 was $12,943 million, of which $1,479 million was classified as short-term. This includes $4,042 million of debt recorded at BCC, of which $1,420 million was classified as short-term.

During the three months ended March 31, 2010, we did not repurchase any shares through our open market share repurchase program and had 260,387 shares transferred to us from employees for tax withholding. During the three months ended March 31, 2009, we repurchased 1,173,152 shares at an average price of $42.94 in our open market share repurchase program and 339,132 shares were transferred to us from employees for tax withholding. Cash used for treasury share repurchases was $50 million for the three months ended March 31, 2009.

Credit Ratings Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A
Outlook	Negative	Negative	Stable

Short-term:
Boeing/BCC	F1	P-1	A-1

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of March 31, 2010, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $3,525 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings in 2010.

In the event we require additional funding to support strategic business opportunities, our commercial aircraft financing commitments, unfavorable resolution of loss contingencies, or other business requirements, we expect to meet increased funding requirements by issuing commercial paper or term debt. We believe our ability to access external capital resources should be sufficient to satisfy existing short-term and long-term commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year. However, there can be no assurance of the cost or availability of future borrowings, if any, under our commercial paper program, in the debt markets or our credit facilities.

As of March 31, 2010, we continue to be in full compliance with all covenants contained in our debt agreements. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering such debt covenants, we continue to have substantial borrowing capacity.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 7.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 12, including our contesting the default termination of the A-12 aircraft, employment and benefits litigation brought by several of our current or former employees, litigation/arbitration involving BSSI and civil securities litigation.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $716 million at March 31, 2010. For additional information, see Note 6.

Income Taxes We have recorded a net liability of $1,713 million at March 31, 2010 for uncertain tax positions. For further discussion of income taxes, see Note 3.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2009.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 12 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

Santa Susana Field Laboratory

We possess a National Pollutant Discharge Elimination System permit, issued by the California Regional Water Quality Control Board, Los Angeles Region (the California Board), which limits the permissible level of certain constituents in storm water discharged from various outfalls at our Santa Susana Field Laboratory site. On June 11, 2008, the California Board issued a Notice of Violation informing us that the California Board has identified 24 discharge violations of numeric limitations from our self-monitoring reports covering the period October 1, 2006, through March 31, 2008, and subsequent monitoring reports have identified an additional 21 exceedances of numeric limitations for a total of 45 potential discharge violations through December 31, 2009. Each exceedance, if established as a violation, could give rise to assessment of an administrative penalty of up to $10,000, or $25,000 if the matter is ultimately resolved by the California Department of Justice, plus possible additional assessments based upon the volume of water discharged.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended March 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
1/1/2010 thru 1/31/2010	254,878	$55.62		$3,610
2/1/2010 thru 2/28/2010	3,854	59.43		3,610
3/1/2010 thru 3/31/2010	3,483	66.64		3,610

Total	262,215	$55.83

(1)

We purchased an aggregate of 260,387 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. In addition, we purchased an aggregate of 1,828 shares in swap transactions.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Exhibits

(3)(ii)	By-Laws of The Boeing Company, as amended and restated February 10, 2010 (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 10, 2010).

(10)(i)	Notice of Terms of Restricted Stock Units dated February 22, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2010).

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31)(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)(i)	Consultant Agreement dated as of March 5, 2010 (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 5, 2010).

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 21, 2010	/S/ GREGORY D. SMITH
(Date)	Gregory D. Smith
Vice President of Finance
& Corporate Controller
(Chief Accounting Officer)