Form 10-Q
period 2010-06-30
BOEING CO
filed 2010-07-28
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 21, 2010, there were 731,681,424 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2010

Part I. Financial Information

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Sales of products	$24,940	$28,131	$12,624	$14,296
Sales of services	5,849	5,525	2,949	2,858

Total revenues	30,789	33,656	15,573	17,154

Cost of products	(19,937)	(23,159)	(10,115)	(11,580)
Cost of services	(4,665)	(4,303)	(2,384)	(2,184)
Boeing Capital Corporation interest expense	(82)	(90)	(41)	(43)

Total costs and expenses	(24,684)	(27,552)	(12,540)	(13,807)

	6,105	6,104	3,033	3,347
Income from operating investments, net	113	102	54	70
General and administrative expense	(1,731)	(1,716)	(778)	(925)
Research and development expense, net	(2,001)	(1,930)	(1,001)	(960)
Loss on dispositions, net	(5)	(6)	(1)	(3)

Earnings from operations	2,481	2,554	1,307	1,529
Other income, net	33	11	35	47
Interest and debt expense	(254)	(137)	(132)	(80)

Earnings before income taxes	2,260	2,428	1,210	1,496
Income tax expense	(952)	(816)	(421)	(499)

Net earnings from continuing operations	1,308	1,612	789	997
Net (loss)/gain on disposal of discontinued operations, net of taxes of $1, $3, $1 and $0	(2)	(4)	(2)	1

Net earnings	$1,306	$1,608	$787	$998

Basic earnings per share from continuing operations	$1.78	$2.29	$1.07	$1.42
Net loss on disposal of discontinued operations, net of taxes		(0.01)

Basic earnings per share	$1.78	$2.28	$1.07	$1.42

Diluted earnings per share from continuing operations	$1.76	$2.28	$1.06	$1.41
Net loss on disposal of discontinued operations, net of taxes		(0.01)

Diluted earnings per share	$1.76	$2.27	$1.06	$1.41

Cash dividends paid per share	$0.84	$0.84	$0.42	$0.42

Weighted average diluted shares (millions)	741.9	707.8	742.9	707.4

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	June 30 2010	December 31 2009
Assets
Cash and cash equivalents	$4,468	$9,215
Short-term and other investments	5,558	2,008
Accounts receivable, net	6,565	5,785
Current portion of customer financing, net	316	368
Deferred income taxes	1,052	966
Inventories, net of advances and progress billings	20,368	16,933

Total current assets	38,327	35,275
Customer financing, net	5,084	5,466
Property, plant and equipment, net of accumulated depreciation of $13,172 and $12,795	8,584	8,784
Goodwill	4,302	4,319
Other acquired intangibles, net	2,821	2,877
Deferred income taxes	2,379	3,062
Investments	1,008	1,030
Pension plan assets, net	27	16
Other assets, net of accumulated amortization of $480 and $492	1,223	1,224

Total assets	$63,755	$62,053

Liabilities and equity
Accounts payable	$6,960	$7,096
Other accrued liabilities	12,899	12,822
Advances and billings in excess of related costs	12,009	12,076
Income taxes payable	713	182
Short-term debt and current portion of long-term debt	1,507	707

Total current liabilities	34,088	32,883
Accrued retiree health care	7,068	7,049
Accrued pension plan liability, net	6,466	6,315
Non-current income taxes payable	860	827
Other long-term liabilities	661	537
Long-term debt	11,439	12,217
Equity:
Common shares issued, par value $5.00 – 1,200,000,000 authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	3,832	3,724
Treasury shares, at cost – 251,121,850 and 256,406,709 shares	(15,582)	(15,911)
Retained earnings	23,409	22,746
Accumulated other comprehensive loss	(11,744)	(11,877)
ShareValue Trust shares – 29,948,920 and 29,563,324	(1,899)	(1,615)

Total Boeing shareholders’ equity	3,077	2,128
Noncontrolling interest	96	97

Total equity	3,173	2,225

Total liabilities and equity	$63,755	$62,053

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Six months ended June 30
	2010	2009
Cash flows – operating activities:
Net earnings	$1,306	$1,608
Adjustments to reconcile net earnings to net cash (used)/provided by operating activities:
Non-cash items –
Share-based plans expense	130	121
Depreciation	743	666
Amortization of other acquired intangibles	111	99
Amortization of debt discount/premium and issuance costs	10	4
Investment/asset impairment charges, net	20	50
Customer financing valuation provision	5	12
Loss on disposal of discontinued operations	3	7
Loss on dispositions, net	5	6
Other charges and credits, net	45	78
Excess tax benefits from share-based payment arrangements	(15)	(5)
Changes in assets and liabilities –
Accounts receivable	(827)	(1,215)
Inventories, net of advances and progress billings	(3,425)	(1,593)
Accounts payable	(129)	804
Other accrued liabilities	266	262
Advances and billings in excess of related costs	(66)	(1,030)
Income taxes receivable, payable and deferred	760	921
Other long-term liabilities	255	(20)
Pension and other postretirement plans	705	586
Customer financing, net	279	(262)
Other	(200)	95

Net cash (used)/provided by operating activities	(19)	1,194

Cash flows – investing activities:
Property, plant and equipment additions	(443)	(736)
Property, plant and equipment reductions	22	23
Acquisitions, net of cash acquired	(24)	(47)
Contributions to investments	(7,101)	(372)
Proceeds from investments	3,557	286
Reimbursement of Sea Launch guarantee payments	40
Receipt of economic development program funds	57

Net cash used by investing activities	(3,892)	(846)

Cash flows – financing activities:
New borrowings	26	1,843
Debt repayments	(88)	(218)
Repayments of distribution rights financing	(137)
Stock options exercised, other	61	7
Excess tax benefits from share-based payment arrangements	15	5
Employee taxes on certain share-based payment arrangements	(18)	(17)
Common shares repurchased		(50)
Dividends paid	(637)	(610)

Net cash (used)/provided by financing activities	(778)	960

Effect of exchange rate changes on cash and cash equivalents	(58)	23

Net (decrease)/increase in cash and cash equivalents	(4,747)	1,331
Cash and cash equivalents at beginning of year	9,215	3,268

Cash and cash equivalents at end of period	$4,468	$4,599

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Equity

(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share-Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2009	$5,061	$3,456	($17,758)	($1,203)	$22,675	($13,525)	$152	($1,142)

Net earnings					1,608		2	1,610
Unrealized gain on derivative instruments, net of tax of $(45)						79		79
Unrealized gain on certain investments, net of tax of $(8)						12		12
Currency translation adjustment						82		82
Postretirement liability adjustment, net of tax of $(152)						232		232

Comprehensive income								2,015

Share-based compensation and related dividend equivalents		124			(5)			119
ShareValue Trust activity		46		(46)
Excess tax pools		1						1
Treasury shares issued for stock options exercised, net		(3)	11					8
Treasury shares issued for other share-based plans, net		(63)	56					(7)
Treasury shares repurchased			(50)					(50)
Cash dividends declared ($0.84 per share)					(610)			(610)

Balance June 30, 2009	$5,061	$3,561	($17,741)	($1,249)	$23,668	($13,120)	$154	$334

Balance January 1, 2010	$5,061	$3,724	($15,911)	($1,615)	$22,746	($11,877)	$97	$2,225

Net earnings					1,306			1,306
Unrealized loss on derivative instruments, net of tax of $35						(61)		(61)
Unrealized loss on certain investments, net of tax of $1						(4)		(4)
Reclassification adjustment for gains realized in net earnings, net of tax of $3						(5)		(5)
Currency translation adjustment						(140)		(140)
Postretirement liability adjustment, net of tax of $(205)						343		343

Comprehensive income								1,439

Share-based compensation and related dividend equivalents		131			(3)			128
ShareValue Trust activity		284		(284)
Excess tax pools		(234)						(234)
Treasury shares issued for stock options exercised, net		(36)	97					61
Treasury shares issued for other share-based plans, net		(50)	39					(11)
Treasury shares issued for 401(k) contribution		13	193					206
Cash dividends declared ($0.84 per share)					(640)			(640)
Decrease in noncontrolling interest							(1)	(1)

Balance June 30, 2010	$5,061	$3,832	($15,582)	($1,899)	$23,409	($11,744)	$96	$3,173

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Revenues:
Commercial Airplanes	$14,901	$16,985	$7,433	$8,431
Boeing Defense, Space & Security:
Boeing Military Aircraft	6,821	6,499	3,580	3,432
Network & Space Systems	4,677	5,781	2,354	3,103
Global Services & Support	4,098	4,090	2,049	2,115

Total Boeing Defense, Space & Security	15,596	16,370	7,983	8,650
Boeing Capital Corporation	324	330	162	167
Other segment	80	74	44	35
Unallocated items and eliminations	(112)	(103)	(49)	(129)

Total revenues	$30,789	$33,656	$15,573	$17,154

Earnings from operations:
Commercial Airplanes	$1,362	$1,234	$683	$817
Boeing Defense, Space & Security:
Boeing Military Aircraft	623	685	356	397
Network & Space Systems	341	446	167	239
Global Services & Support	411	454	188	240

Total Boeing Defense, Space & Security	1,375	1,585	711	876
Boeing Capital Corporation	101	73	55	36
Other segment	(122)	(69)	(72)	(46)
Unallocated items and eliminations	(235)	(269)	(70)	(154)

Earnings from operations	2,481	2,554	1,307	1,529
Other income, net	33	11	35	47
Interest and debt expense	(254)	(137)	(132)	(80)

Earnings before income taxes	2,260	2,428	1,210	1,496
Income tax expense	(952)	(816)	(421)	(499)

Net earnings from continuing operations	1,308	1,612	789	997
Net (loss)/gain on disposal of discontinued operations, net of taxes of $1, $3, $1 and $0	(2)	(4)	(2)	1

Net earnings	$1,306	$1,608	$787	$998

Research and development expense, net:
Commercial Airplanes	$1,391	$1,370	$693	$659
Boeing Defense, Space & Security:
Boeing Military Aircraft	320	310	158	171
Network & Space Systems	221	185	115	99
Global Services & Support	69	61	35	36

Total Boeing Defense, Space & Security	610	556	308	306
Other segment		4		(5)

Total research and development expense, net	$2,001	$1,930	$1,001	$960

This information is an integral part of the Notes to Condensed Consolidated Financial Statements. See Note 13 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2010, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2009 Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current period’s presentation.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Weighted average shares outstanding	732.6	701.7	734.1	701.3
Participating securities	3.4	3.5	3.1	3.8

Basic weighted average shares outstanding	736.0	705.2	737.2	705.1
Dilutive potential common shares	5.9	2.6	5.7	2.3

Diluted weighted average shares outstanding	741.9	707.8	742.9	707.4

Basic earnings per share is calculated by the sum of (1) net earnings less declared dividends and dividend equivalents related to share-based compensation divided by the basic weighted average shares outstanding and (2) declared dividends and dividend equivalents related to share-based compensation divided by the weighted average shares outstanding.

The weighted average number of shares outstanding, included in the table below, were excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future. Shares related to ShareValue Trust are excluded as of June 30, 2010 since the program was terminated effective July 1, 2010 and no potential distributions from the trust remain.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Stock options	19.1	17.7	20.7	24.8
Performance Awards	3.4	4.8	3.4	4.8
ShareValue Trust		13.0		13.0
Performance Shares		0.8		0.8
Stock units		0.3		0.3

Note 3 – Income Taxes

The effective tax rates were 42.1% and 34.8% for the six and three months ended June 30, 2010 and 33.6% and 33.4% for the same periods in the prior year. The increase in the effective tax rate for the six months as compared with the prior year was primarily due to an income tax charge of $150 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. As a result of this legislation, beginning in 2013, we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy. The increase in the effective tax rate was also due to U.S. research and development tax credit benefits that existed in 2009, but do not exist in 2010. The research and development tax credit reduced the 2009 tax rate by 3.7% as of the six months ended June 30, 2009.

The research and development credit expired on December 31, 2009. Congress is currently considering bills that will extend the credit. If the research and development credit is legislatively extended in 2010, there will be a favorable impact on our 2010 effective income tax rate.

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

Note 4 – Inventories

Inventories consisted of the following:

	June 30 2010	December 31 2009
Long-term contracts in progress	$14,911	$14,673
Commercial aircraft programs	22,555	18,568
Commercial spare parts, used aircraft, general stock materials and other	5,147	5,004

Inventory before advances and progress billings	42,613	38,245
Less advances and progress billings	(22,245)	(21,312)

Total	$20,368	$16,933

Long-Term Contracts in Progress

Long-term contracts in progress included Delta launch program inventory that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At June 30, 2010 and December 31, 2009, the inventory balance was $1,565 and $1,685. As of June 30, 2010, $1,070 of this inventory relates to yet unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $70. See Note 7.

Inventory balances included $235 subject to claims or other uncertainties relating to the A-12 program as of June 30, 2010 and December 31, 2009. See Note 12.

Commercial Aircraft Programs

As of June 30, 2010 and December 31, 2009, commercial aircraft programs inventory included the following amounts related to the 787 program: $6,236 and $3,885 of work in process (including deferred production costs), $2,180 and $2,187 of supplier advances, and $1,323 and $1,231 of tooling and other non-recurring costs.

Commercial aircraft program inventory included $319 and $510 of deferred production cost, and $202 and $211 of unamortized tooling for the 777 program, at June 30, 2010 and December 31, 2009.

Note 5 – Investments

Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2010	December 31 2009
Time deposits	$5,500	$1,900
Pledged money market funds[1]	57
Available-for-sale investments	27	139
Equity method investments	956	974
Other investments	26	25

Total	$6,566	$3,038

[1]

These money market funds have been pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

Available-For-Sale Investments

Our investments in available-for-sale debt and equity securities consisted of the following:

	June 30, 2010				December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt:
Residential mortgage- backed securities					$107			$107
Other debt obligations	$5			$5	6		$(1)	5
Equity	29	$1	$(8)	22	40	$1	(14)	27

Total	$34	$1	$(8)	$27	$153	$1	$(15)	$139

Gross realized gains and losses on available-for-sale investment securities were not material for the six or three months ended June 30, 2010 and 2009.

Note 6 – Liabilities, Commitments and Contingencies

Environmental

The following table summarizes environmental activity recorded during the six months ended June 30, 2010 and 2009:

	2010	2009
Beginning balance – January 1	$706	$731
Reductions for payments made	(28)	(36)
Changes in estimates	81	47

Ending balance – June 30	$759	$742

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur additional charges because of regulatory complexities, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites based on our experience and existing laws and regulations. At June 30, 2010 and December 31, 2009, our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $937 and $948.

Product Warranties

The following table summarizes product warranty activity recorded during the six months ended June 30, 2010 and 2009.

	2010	2009
Beginning balance – January 1	$999	$959
Additions for current year deliveries	68	89
Reductions for payments made	(118)	(122)
Changes in estimates	109	98

Ending balance – June 30	$1,058	$1,024

Acquisition

On June 30, 2010, we announced that we entered into an agreement for acquisition of Argon ST, Inc. in an all cash tender offer and merger for $34.50 per share, or approximately $775, net of cash acquired. The completion of the transaction is subject to customary conditions and relevant authorities’ approval and is expected to close by the end of the third quarter of 2010. We do not expect this agreement to have a material impact to our earnings for 2010.

Discontinued Operations

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At June 30, 2010 and December 31, 2009, our maximum future cash exposure to losses associated with the loss sharing arrangement was $234 and our accrued liability under the loss sharing arrangement was $81 and $77.

Commercial Aircraft Commitments

In conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. The total contractual trade-in value was $393 and $427 as of June 30, 2010 and December 31, 2009. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is continually assessed, taking into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $34 as of June 30, 2010 and December 31, 2009. Trade-in commitment agreements have expiration dates from 2010 through 2023.

Future Lease Commitments

As of June 30, 2010 and December 31, 2009, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $24 and $159. These lease commitments extend through 2015, and our intent is to recover these lease commitments through sublease arrangements. As of June 30, 2010 and December 31, 2009, Other accrued liabilities included $13 and $14 attributable to adverse commitments under these lease arrangements.

Financing Commitments

Financing commitments totaled $10,203 and $10,409 as of June 30, 2010 and December 31, 2009. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $7,232 and $7,052 as of June 30, 2010 and December 31, 2009.

In connection with the formation of ULA, we and Lockheed Martin Corporation (Lockheed) each agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements through December 1, 2011. ULA did not request any funds under the lines of credit as of June 30, 2010. We and Lockheed have also each committed to provide ULA with up to $172 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4.

Sea Launch

On June 22, 2009, the Sea Launch venture, in which Boeing Commercial Satellite Company (BCSC), a subsidiary of The Boeing Company, is a 40% partner with S.P. Koroley Rocket and Space Corporation Energia of Russia (Energia) (25%), Aker ASA of Norway (Aker) (20%), PO Yuzhnoye Mashinostroitelny Zavod of Ukraine (10%) and KB Yuzhnoye of Ukraine (5%), filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the Chapter 11 Filing). The Chapter 11 Filing constituted an event of default or otherwise accelerated approximately $448 of outstanding indebtedness of Sea Launch for which we and an affiliate of Aker had previously issued credit guarantees on a joint-and-several basis. On July 1, 2009, we paid the entire $448 due under our guarantee. Among other options, we have rights to reimbursement from Sea Launch as well as the other Sea Launch partners, who are each obligated to reimburse us so that we contribute no more than our proportional ownership percentage (40% or $179) in Sea Launch of the aggregate guarantee payment obligations. On September 11, 2009, an affiliate of Aker executed a promissory note which obligates it to pay us $122 in three payments. The first two principal payments totaling $80 have been received and the final payment is due later this year. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the remaining $147 related to our guarantee payment.

In addition, as a result of the Sea Launch bankruptcy, $523 of principal and interest associated with a loan by BCSC also became repayable by Sea Launch. Certain other Sea Launch partners have guaranteed portions of this loan (collectively, 40% of the total amount is guaranteed). We have also filed certain proofs of claim in the bankruptcy on account of various goods and services provided to Sea Launch prior to the bankruptcy filing.

We intend to pursue vigorously all of our rights and remedies against Sea Launch and the other Sea Launch partners with respect to the amounts described above.

Receivables at June 30, 2010 consisted of the following:

	Gross Receivables	Established Reserves	Net Receivable Balance
Credit guarantee
Promissory note	$42		$42
Other	326	$179	147
Receivables related to partner loans (principal and interest)	523	314	209

Total	$891	$493	$398

In the event we are unable to secure reimbursement from Sea Launch or certain Sea Launch partners of $189 related to our payment under the credit guarantees and $209 related to the previously made loans to Sea Launch, we could incur additional pre-tax charges of up to $398.

Sea Launch management continues to operate the business utilizing debtor-in-possession financing to meet short term cash needs. In May 2010, Sea Launch filed its plan of reorganization which provides for treatment of the outstanding claims against the venture. The plan of reorganization is subject to approval by the bankruptcy court. Should the plan be approved, we expect our current 40% interest in Sea Launch will be cancelled and our claims against Sea Launch will be exchanged for new interests in Sea Launch which would be substantially less than our current 40% interest. We would still be entitled to pursue reimbursement from the other Sea Launch partners of the net receivable balances in the table above, after applying distributions received from Sea Launch.

C-17

At June 30, 2010, our backlog included 13 C-17 aircraft currently under contract with the U.S. Air Force (USAF) as well as international orders for 7 C-17 aircraft. At June 30, 2010 we have approximately $265 of inventory expenditures and potential termination liabilities to suppliers primarily associated with

10 aircraft funded in the Fiscal Year 2010 (FY10) defense appropriations bill which are not currently under contract. The President’s Fiscal Year 2011 budget announced during the first quarter of 2010 did not include any additional C-17 aircraft. During the first quarter of 2010 we announced plans to reduce the production rate from 15 per year to 10 per year and expect the transition to be complete by mid-2011. The lower production rate is intended to bridge the gap between existing orders and potential future orders. Should additional orders not materialize, it is reasonably possible that we will decide in 2011 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract with the USAF.

Customer Financing Exposure

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations were as follows:

	June 30 2010	December 31 2009
717 Aircraft ($656 and $662 accounted for as operating leases)*	$2,226	$2,262
757 Aircraft ($676 and $708 accounted for as operating leases)*	861	902
737 Aircraft ($355 and $400 accounted for as operating leases)	455	553
767 Aircraft ($142 and $154 accounted for as operating leases)	428	465
MD-11 Aircraft ($370 and $384 accounted for as operating leases)*	370	384

*	Out-of-production aircraft

Satellites

Certain launch and satellite sales contracts include provisions that specify that we bear risk of loss associated with the launch phase through acceptance in-orbit by the customer. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract and when economically advisable. The current insurance market reflects high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. We launched a satellite in March 2010 and are exposed to risk of loss until customer acceptance, which is expected to occur approximately 6 months after launch. We estimate that the potential uninsured amount for this exposure is approximately $360.

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

Third-Party Guarantees

The following tables provide quantitative data regarding our third-party guarantees. The maximum potential payments represent a “worst-case scenario,” and do not necessarily reflect amounts that we expect to pay. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees.

As of June 30, 2010	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,863	$3,843	$7
Indemnifications to ULA
Contributed Delta program launch inventory	193
Contract pricing	348		7
Other Delta contracts	64		16
Other credit guarantees	91	82	4
Residual value guarantees	30	23	6

As of December 31, 2009	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,958	$3,940	$7
Indemnifications to ULA
Contributed Delta program launch inventory	277
Contract pricing	348		7
Other Delta contracts	57		16
Other credit guarantees	119	109	2
Residual value guarantees	51	44	10

*	Amounts included in Other accrued liabilities.

Contingent Repurchase Commitments We have entered into contingent repurchase commitments with certain customers in conjunction with signing definitive agreements for the sale of new aircraft. Under these commitments, we agreed to repurchase the Sale Aircraft at a specified price, generally 10 to 15 years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft, and the subsequent exercise by the customer of its right to sell the Sale Aircraft to us. The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated Proceeds from Collateral/Recourse in the tables above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.

Indemnifications to ULA We agreed to indemnify ULA against losses in the event that costs associated with $1,360 of Delta launch program inventories included in contributed assets and $1,860 of Delta launch program inventory subject to an inventory supply agreement are not recoverable and allowable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA has consumed $1,195 of inventories that were contributed by us and has made payments of $240 to us under the inventory supply agreement. During the second quarter of 2010, we recorded revenues and cost of sales of $52 under the inventory supply agreement.

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two of the four satellite missions covered by the indemnity. In March 2009, the USAF issued a denial of that claim and in June 2009, ULA filed an appeal. During 2009, the USAF exercised its option for a third satellite mission. ULA intends to submit a claim to the USAF in 2010 to re-price the contract value of the third mission. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $383 in pre-tax losses associated with the four missions, representing up to $348 for the indemnification payment and up to $35 for our portion of additional contract losses incurred by ULA.

Other Credit Guarantees We have issued credit guarantees, principally to facilitate the sale and/or financing of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor or certain specified services are not performed. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit guarantees are collateralized by the underlying commercial aircraft and certain other assets. Current outstanding credit guarantees expire within the next 10 years.

Residual Value Guarantees We have issued various residual value guarantees principally to facilitate the sale and financing of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by the underlying commercial aircraft and expire within the next 8 years.

Other Indemnifications

In conjunction with our sales of the Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and the sale of our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma in 2005, we agreed to indemnify, for an indefinite period, the buyers for costs relating to pre-closing environmental contamination and certain other items. As it is impossible to assess whether there will be damages in the future or the amounts thereof (if any), we cannot estimate the maximum potential amount of future payments under these indemnities. Therefore, no liability has been recorded. There have been no claims submitted to date.

Note 8 – Postretirement Plans

The components of net periodic benefit cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$587	$545	$293	$272
Interest cost	1,501	1,482	750	741
Expected return on plan assets	(1,924)	(1,868)	(962)	(934)
Amortization of prior service costs	124	121	62	60
Recognized net actuarial loss	388	324	194	162
Settlement/curtailment/transfer loss	11	2	5

Net periodic benefit cost	$687	$606	$342	$301

Net periodic benefit cost included in Earnings from operations	$567	$426	$283	$207

	Six months ended June 30		Three months ended June 30
Other Postretirement Benefit Plans	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$60	$66	$30	$33
Interest cost	202	233	101	117
Expected return on plan assets	(3)	(3)	(2)	(2)
Amortization of prior service costs	(39)	(45)	(19)	(22)
Recognized net actuarial loss	28	47	14	23
Settlement/curtailment/transfer loss	32		32

Net periodic benefit cost	$280	$298	$156	$149

Net periodic benefit cost included in Earnings from operations	$252	$302	$129	$145

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of the reporting period.

During the six months ended June 30, 2010 and 2009, we made discretionary pension contributions of $4 and $0. During the six months ended June 30, 2010 and 2009, we made contributions to our other postretirement benefit plans of $8 and $8.

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

Performance Awards

On February 22, 2010, we also granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2012. The minimum amount is $0 and the maximum amount we could be required to payout for the 2010 Performance Awards is $251.

ShareValue Trust

The ShareValue Trust, established July 1, 1996, was a 14-year irrevocable trust that holds our common stock, receives dividends, and distributes to employees the appreciation in value above a 3% per annum threshold rate of return at the end of each period. At June 30, 2010, the appreciation in stock price did not exceed the threshold, and no distribution was triggered for the final period of the trust. This was the final investment period of the trust, and no potential distributions remain. The trust was terminated effective July 1, 2010 with the 29,948,920 undistributed shares returned to the Company. Deferred tax assets of $229 related to the undistributed shares were written off at June 30, 2010, offset against previous excess tax benefits recorded in Additional paid-in capital.

Note 10 – Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges include foreign currency forward contracts, foreign currency option contracts, commodity swaps, and commodity purchase contracts. We use foreign currency forward and option contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions up to 2021. We use commodity derivatives, such as swaps and fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through 2016.

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

Notional Amounts and Fair Values

The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts[1]		Other assets		Other accrued liabilities
	June 30 2010	December 31 2009	June 30 2010	December 31 2009	June 30 2010	December 31 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,006	$2,353	$169	$233	$(43)	$(22)
Interest rate contracts	1,475	1,475	50	32		(18)
Commodity contracts	179	189			(115)	(88)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	617	693	14	32	(96)	(99)

Total derivatives	4,277	4,710	233	297	(254)	(227)
Netting arrangements			(118)	(119)	118	119

Net recorded balance			$115	$178	$(136)	$(108)

[1]	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and its effect on Accumulated other comprehensive loss or earnings were as follows:

	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts[1]	$(36)	$77	$(46)	$96
Commodity contracts[1]	(24)	(25)	(5)	3
Ineffective portion recognized in earnings:
Foreign exchange contracts[2]	(3)	33	(3)	31
Undesignated derivatives:
Foreign exchange contracts[2]	(22)	(16)	(8)	(8)

[1]	Unrealized gains/(losses) are recognized in Accumulated other comprehensive loss
[2]	Gains/(losses) are recognized in Other expense, net

For the six months ended June 30, 2010, we reclassified a net gain of $8 (pre-tax) from Accumulated other comprehensive loss to earnings. Based on our portfolio of cash flow hedges, we expect to reclassify losses of $1 (pre-tax) during the next 12 months.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our 5-year credit facility, expiring November 2012. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2010 was $117. At June 30, 2010, there were no aggregate derivative positions requiring the posting of collateral.

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

		Fair Value Measurements at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$1,175	$1,175
Available-for-sale investments:
Other debt obligations	5			$5
Equity	22	22
Derivatives	115		$115

Total assets	$1,317	$1,197	$115	$5

Liabilities
Derivatives	$(136)		$(136)

Total liabilities	$(136)		$(136)

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,575	$3,575
Available-for-sale investments:
Debt:
Residential mortgage-backed securities	107		$107
Other debt obligations	5			$5
Equity	27	27
Derivatives	178		178

Total assets	$3,892	$3,602	$285	$5

Liabilities
Derivatives	$(108)		$(108)

Total liabilities	$(108)		$(108)

Money market funds and equity securities are valued using a market approach based on the quoted market prices of identical instruments. The other debt obligations are primarily valued using a market approach based on benchmark yields, reported trades and broker/dealer quotes.

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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The table below presents the nonrecurring losses recognized for the six months ended June 30, and the carrying value and asset classification of the related assets still held as of June 30:

	2010		2009
	Carrying Value	Total Losses	Carrying Value	Total Losses
Operating lease equipment	$75	$(15)	$51	$(17)
Property, plant and equipment		(4)
Receivables			16	(6)

Total	$75	$(19)	$67	$(23)

Fair Value Disclosures

The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying amounts and estimated fair values consisted of the following:

	June 30 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable, net	$6,565	$6,434	$5,785	$5,658
Notes receivable	823	852	1,045	1,072
Liabilities
Debt, excluding capital lease obligations	(12,814)	(14,287)	(12,848)	(13,809)
Accounts payable	(6,960)	(6,941)	(7,096)	(7,063)
Residual value, credit and other guarantees	(33)	(15)	(35)	(20)
Contingent repurchase commitments	(7)	(59)	(7)	(63)

The fair values of the Accounts receivable and Accounts payable are based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated using discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt is based on current market yields for our debt traded in the secondary market. The fair values of the residual value guarantees and contingent repurchase commitments are determined using a Black Futures Options formula and include such assumptions as the expected value of the aircraft on the settlement date, volatility of aircraft prices, time until settlement and the risk free discount rate. The fair value of the credit guarantees is estimated based on the expected cash flows of those commitments, given the creditor’s probability of default, and discounted using the risk free rate. With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments because the amount and timing of funding those commitments are uncertain.

Note 12 – Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Potentially material contingencies are discussed below.

We are subject to various U.S. government investigations, from which civil, criminal or administrative proceedings could result or have resulted. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position, results of operations, or cash flows, except as set forth below.

A-12 Litigation

In 1991, the Department of the Navy (the Navy) notified McDonnell Douglas Corporation (now merged into The Boeing Company) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2010, inventories included approximately $585 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to the trial court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. On August 14, 2009, we filed a Combined Petition for Panel Rehearing and for Rehearing En Banc in the Court of Appeals for the Federal Circuit. On November 24, 2009, the Court denied our Combined Petition. We believe that the ruling of the Court of Appeals upholding the default termination is erroneous and in conflict with the governing law, and we filed a Petition for Writ of Certiorari to the U.S. Supreme Court on April 23, 2010. We expect the Supreme Court to rule on the Petition for Writ of Certiorari in the third or fourth quarter of 2010, and if it decides to review the case, to issue a decision in 2010 or 2011. On December 29, 2009, the Navy sent letters to the Team requesting payment of $1,352 in unliquidated progress payments, plus applicable interest. The Navy on February 19, 2010 sent a letter confirming that it would not pursue payment from the Team pending the U.S. Supreme Court’s review of this matter.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2010. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If the U.S. Supreme Court declines review of the Court of Appeals’ decision, or if it reviews the decision and determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $235 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,510). In that event, our loss would total approximately $1,700 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,153, including interest from June 26, 1991.

Employment and Benefits Litigation

On March 2, 2006, we were served with a complaint filed in the U.S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit AeroSystems, Inc. (Spirit) near the time of our sale of the Wichita facility were tainted by age discrimination, violated the Employee Retirement Income Security Act (ERISA), violated our collective bargaining agreements, and constituted retaliation. The case was brought as a class action on behalf of individuals not hired by Spirit. While we believe that Spirit has an obligation to indemnify Boeing for claims relating to the 2005 sales transaction, Spirit has refused to indemnify Boeing for all claims arising from employment activity prior to January 1, 2005. On June 4, 2008, claims by individuals who filed consents to join the Age Discrimination Employment Act collective action and were terminated by Boeing prior to January 1, 2005 were dismissed by stipulated order. On June 15, 2009, plaintiffs filed a motion seeking class certification for certain former Boeing employees at the Wichita, Tulsa and McAlester facilities over the age of 40 who were laid off between January 1, 2005 and July 1, 2005, and were not hired by Spirit on June 17, 2005. On July 31, 2009, Boeing filed motions opposing class certification and seeking dismissal of the ERISA and breach of contract claims. On August 14, 2009, Boeing filed a motion seeking dismissal, or in the alternative, decertification of the age claims. Plaintiffs’ reply brief on certification of ERISA §510 and Labor-Management Relations Act (LMRA) §301 classes was filed on August 28, 2009. Plaintiffs’ response to Defendants’ motion for summary judgment on plaintiffs’ ERISA §510 and LMRA §301 claims was filed on September 11, 2009. On June 30, 2010, summary judgment was granted in favor of Boeing and Spirit on all class action claims.

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

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs filed a motion to certify the class, which we opposed. On December 14, 2007, the court granted plaintiffs leave to file an amended complaint, which complaint added our Employee Benefits Investment Committee as a defendant and included new allegations regarding alleged breach of fiduciary duty. The stay of proceedings entered by the court on September 10, 2007, pending resolution by the Seventh Circuit Court of Appeals of Lively v. Dynegy, Inc., was lifted on April 3, 2008, after notification that the Lively case had settled. On April 16, 2008, plaintiffs sought leave to file a second amended complaint, which we opposed, which would add investment performance allegations. On August 22, 2008, the court granted plaintiffs leave to file their second amended complaint. On September 29, 2008, the court granted plaintiffs’ motion to certify the class of current, past and future participants or beneficiaries in the VIP. On September 9, 2008, we filed a motion for summary judgment to dismiss claims arising prior to September 27, 2000 based on the ERISA statute of limitations. On October 14, 2008, we filed a petition for leave to appeal the class certification order to the Seventh Circuit Court of Appeals. On January 15, 2009, we filed a motion seeking dismissal of all claims as a matter of law. On August 10, 2009, the Seventh Circuit Court of Appeals granted Boeing’s motion for leave to appeal the class certification order. The district court entered a stay of proceedings in the trial court pending resolution of the class certification appeal. On December 29, 2009, the district court lifted on plaintiffs’ motion the stay of proceedings previously entered. Boeing responded by filing an application for stay pending appeal with the Seventh Circuit Court of Appeals on January 7, 2010, which was granted on January 21, 2010. Oral argument before the Seventh Circuit was held on May 27, 2010.

BSSI/ICO Litigation

On August 16, 2004, our wholly-owned subsidiary, Boeing Satellite Systems International, Inc. (BSSI) filed a complaint for declaratory relief against ICO Global Communications (Operations), Ltd. (ICO) in Los Angeles County Superior Court seeking a declaration that ICO’s prior termination of two contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, economic duress, fraud, unfair competition, and other claims. ICO added The Boeing Company as a defendant in October 2005 to some of these claims and for interference with contract and misappropriation of trade secrets. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (ICO Holdings), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. The trial commenced on June 19, 2008, with ICO seeking to recover approximately $2,000 in damages, including all monies paid to BSSI and Boeing Launch Services, plus punitive damages and other unspecified damages and relief.

On October 21, 2008, the jury returned a verdict awarding ICO compensatory damages of $371 plus interest, based upon findings of contract breach, fraud and interference with contract. On October 31, 2008, the jury awarded ICO punitive damages of $236. On January 2, 2009, the court entered judgment for ICO in the amount of $631 which included $24 in prejudgment interest.

On February 26, 2009 the trial court granted in part and denied in part post-trial motions we filed seeking to set aside the verdict. As a result, on March 3, 2009, the court entered an amended judgment for ICO in the amount of $604, which included $371 in compensatory damages, $207 in punitive damages and $26 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest) from January 2, 2009. We filed a notice of appeal and ICO filed a notice of cross-appeal in March 2009. Our opening brief for the appeal was filed on October 27, 2009. ICO’s response and opening brief were filed on March 22, 2010. Boeing’s reply brief is due to be filed on August 13, 2010. No date has been set for argument. We believe that we have substantial arguments on appeal, which we intend to pursue vigorously.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers initially sought over $385 in damages and $10 in lost profits, but revised their demand to $263. BSSI has asserted a counterclaim against Telesat for $6 in unpaid performance incentive payments and also a $180 contingent counterclaim on the theory that any ultimate award to reimburse the insurers for their payments to Telesat could only result from Telesat’s breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand. The arbitration has been stayed pending an application by Telesat to the Ontario Superior Court on a preliminary issue. The court ruled on July 16, 2010, denying Telesat’s request to exclude certain evidence, but granting its alternative request to remove the Chairperson from the arbitration panel. The arbitration hearing has not yet been rescheduled.

On April 26, 2007, a group of our insurers filed a declaratory judgment action in the Circuit Court of Cook County, Illinois asserting certain defenses to coverage and requesting a declaration of their obligation under our insurance and reinsurance policies relating to the Telesat Anik F1 arbitration. On June 12, 2008, the court granted the insurers’ motion for summary judgment, concluding that our insurance policy excluded the kinds of losses alleged by Telesat. On January 16, 2009, the court granted Boeing’s motion for reconsideration, ruling in favor of Boeing to require the insurers to provide insurance coverage to defend the claim. The case has been stayed pending completion of the underlying arbitration.

Civil Securities Litigation

On November 13, 2009, plaintiff shareholders filed a putative securities fraud class action against The Boeing Company and two of our senior executives in federal district court in Chicago. This lawsuit arises from our June 2009 announcement that the first flight of the 787 Dreamliner would be postponed due to a need to reinforce an area within the side-of-body section of the aircraft. Plaintiffs contend that we were aware before June 2009 that the first flight could not take place as scheduled due to issues with the side-of-body section of the aircraft, and that our determination not to announce this delay earlier resulted in an artificial inflation of our stock price for a multi-week period in May and June 2009. In March 2010, we filed a motion to dismiss the complaint for failure to state a cognizable claim, and, on May 26, 2010, the Court granted the motion and dismissed the complaint in its entirety. On June 22, 2010, the Court accepted the plaintiff’s amended complaint. On July 2, 2010, we filed a motion to dismiss the amended complaint.

In addition, plaintiff shareholders have filed three similar shareholder derivative lawsuits concerning the flight schedule for the 787 Dreamliner that closely track the allegations in the putative class action lawsuit. Two of the suits were filed in Illinois state court and have been consolidated. The remaining derivative suit was filed in federal district court in Chicago. Plaintiffs in both cases agreed to stay the derivative lawsuits until a ruling on our motion to dismiss in the class action securities fraud case. No briefing or discovery has yet taken place in any of these lawsuits. We believe the allegations in all of these cases are without merit, and we intend to contest the cases vigorously.

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

Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Commercial Airplanes	$210	$402	$112	$211
Boeing Capital Corporation	33	44	17	21

Total	$243	$446	$129	$232

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

	Six months ended June 30		Three months ended June 30
Unallocated items and eliminations	2010	2009	2010	2009
Share-based plans	$(90)	$(116)	$(43)	$(59)
Deferred compensation (expense)/income	(37)	(46)	44	(69)
Pension	43	45	22	22
Postretirement	(24)	(44)	(13)	(21)
Capitalized interest	(28)	(27)	(18)	(12)
Other unallocated items and eliminations	(99)	(81)	(62)	(15)

Total	$(235)	$(269)	$(70)	$(154)

Segment assets and liabilities are summarized in the following tables.

Assets	June 30 2010	December 31 2009
Commercial Airplanes	$23,816	$20,353
Boeing Defense, Space & Security:
Boeing Military Aircraft	6,984	6,075
Network & Space Systems	7,146	7,434
Global Services & Support	3,625	3,716

Total Boeing Defense, Space & Security	17,755	17,225
Boeing Capital Corporation	6,020	6,178
Other segment	838	949
Unallocated items and eliminations	15,326	17,348

Total	$63,755	$62,053

Liabilities
Commercial Airplanes	$18,730	$18,616
Boeing Defense, Space & Security:
Boeing Military Aircraft	3,880	4,041
Network & Space Systems	944	1,023
Global Services & Support	1,368	1,510

Total Boeing Defense, Space & Security	6,192	6,574
Boeing Capital Corporation	4,477	4,538
Other segment	866	872
Unallocated items and eliminations	30,317	29,228

Total	$60,582	$59,828

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2010, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009 and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated statements of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

July 28, 2010

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Forward-looking statements include any statement that does not directly relate to any historical or current fact and include, among others, statements relating to our future financial condition and operating results, the outcome of contingencies, future levels of indebtedness and capital spending and the status of our development programs.

Forward-looking statements are based on our current expectations and assumptions, which may not prove to be accurate. These statements are not guarantees of future performance and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are:

(1)    general conditions in the economy and our industry, including those due to regulatory changes;

(2)    risks attributable to our reliance on our commercial customers, our suppliers and the worldwide market;

(3)    risks related to our dependence on U.S. government contracts;

(4)    our reliance on fixed-price contracts, which could subject us to losses in the event of cost overruns;

(5)    risks related to our development programs, including the 787 and 747-8 commercial aircraft programs;

(6)    risks related to cost-type contracts;

(7)    uncertainties concerning contracts that include in-orbit incentive payments;

(8)    changes in accounting estimates;

(9)    significant changes in discount rates and actual investment return on pension assets;

(10) work stoppages or other labor disruptions;

(11) changes in the competitive landscape in the markets in which we operate;

(12) risks related to our doing business in other countries, including sales to non-U.S. customers;

(13) potential adverse developments in new or pending litigation and/or government investigations;

(14) changes in the financial condition or regulatory landscape of the commercial airline industry as they relate to Boeing Capital Corporation;

(15) changes in our ability to obtain debt on commercially reasonable terms and at competitive rates in order to fund our operations and contractual commitments;

(16)	risks related to realizing the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliance or divestitures;

(17)	adequacy of our insurance coverage to cover significant risk exposures; and

(18)	potential business disruptions related to physical security threats, information technology attacks or natural disasters.

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including, but not limited to, the “Risk Factors” on pages 6 through 13 of our most recent Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 6, 7 and 12 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Revenues	$30,789	$33,656	$15,573	$17,154
Earnings from operations	$2,481	$2,554	$1,307	$1,529
Operating margins	8.1%	7.6%	8.4%	8.9%
Effective income tax rate	42.1%	33.6%	34.8%	33.4%
Net earnings from continuing operations	$1,308	$1,612	$789	$997
Diluted earnings per share	$1.76	$2.27	$1.06	$1.41

(Dollars in millions)	June 30 2010	December 31 2009
Contractual backlog	$297,568	$296,500
Unobligated backlog	14,720	19,058

Revenues

The following table summarizes revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Commercial Airplanes	$14,901	$16,985	$7,433	$8,431
Boeing Defense, Space & Security	15,596	16,370	7,983	8,650
Boeing Capital Corporation	324	330	162	167
Other segment	80	74	44	35
Unallocated items and eliminations	(112)	(103)	(49)	(129)

Total	$30,789	$33,656	$15,573	$17,154

Revenues for the six and three months ended June 30, 2010 decreased by $2,867 million and $1,581 million or 9% compared with the same periods in 2009. Commercial Airplanes revenues decreased by $2,084 million and $998 million due to lower new airplane deliveries resulting from lower planned deliveries on the 747 program and lower deliveries on the 737 and 777 programs partially offset by increases in commercial aviation services business. Boeing Defense, Space & Security (BDS) revenues decreased by $774 million and $667 million, primarily due to lower revenues in the Network & Space Systems (N&SS) segment, partially offset by higher revenues in the Boeing Military Aircraft (BMA) segment.

Earnings From Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Commercial Airplanes	$1,362	$1,234	$683	$817
Boeing Defense, Space & Security	1,375	1,585	711	876
Boeing Capital Corporation	101	73	55	36
Other segment	(122)	(69)	(72)	(46)
Unallocated items and eliminations	(235)	(269)	(70)	(154)

Total	$2,481	$2,554	$1,307	$1,529

Operating earnings for the six and three months ended June 30, 2010 decreased by $73 million and $222 million compared with the same periods in 2009. Commercial Airplanes earnings increased by $128 million for the six months and decreased by $134 million for the three months. The increase is partly due to the absence of a $347 million reach-forward loss on the 747 program recorded in the first quarter of 2009 and increased earnings from commercial aviation services business, partially offset by lower new airplane deliveries in 2010. The decrease for the three months is primarily due to lower new airplane deliveries offset by increased earnings in the commercial aviation services business. BDS earnings decreased by $210 million and $165 million compared with the same periods in 2009 due to lower earnings in all three segments. Other segment losses increased by $53 million and $26 million compared with the same periods in 2009 primarily due to higher expenses relating to environmental remediation.

The most significant expense items not allocated to segments are shown in the table below:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Share-based plans expense	$(90)	$(116)	$(43)	$(59)
Deferred compensation (expense)/income	(37)	(46)	44	(69)
Other unallocated items and eliminations	(127)	(108)	(80)	(27)
Pension	43	45	22	22
Postretirement	(24)	(44)	(13)	(21)

Total	$(235)	$(269)	$(70)	$(154)

Deferred compensation expense for the six and three months ended June 30, 2010 decreased by $9 million and $113 million compared with the same periods of the prior year. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. We recorded net periodic benefit cost related to pensions and other postretirement benefits of $967 million and $498 million for the six and three months ended June 30, 2010 and $904 million and $450 million for the six and three months ended June 30, 2009. Not all net periodic benefit cost is recognized in earnings in the period incurred. A portion of net periodic benefit cost is allocated to production as product cost and a portion remains in inventory at the end of the reporting period.

Other unallocated items and eliminations expense for the six and three months ended June 30, 2010 increased by $19 million and $53 million compared with the same periods in 2009, primarily due to timing of intercompany expense allocations and elimination of profit on intercompany items.

Earnings from operations included the following net periodic benefit cost allocated to business segments and Other unallocated items and eliminations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2010	2009	2010	2009
Allocated to business segments	$(610)	$(471)	$(305)	$(229)
Other unallocated items and eliminations	43	45	22	22

Total	$(567)	$(426)	$(283)	$(207)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Other Postretirement Benefit Plans	2010	2009	2010	2009
Allocated to business segments	$(228)	$(258)	$(116)	$(124)
Other unallocated items and eliminations	(24)	(44)	(13)	(21)

Total	$(252)	$(302)	$(129)	$(145)

Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Earnings from operations	$2,481	$2,554	$1,307	$1,529
Other income, net	33	11	35	47
Interest and debt expense	(254)	(137)	(132)	(80)

Earnings before income taxes	2,260	2,428	1,210	1,496
Income tax expense	(952)	(816)	(421)	(499)

Net earnings from continuing operations	$1,308	$1,612	$789	$997

Interest and debt expense for the six and three months ended June 30, 2010 increased by $117 million and $52 million compared with the same periods of the prior year due to debt issued in 2009.

The effective tax rates were 42.1% and 34.8% for the six and three months ended June 30, 2010 and 33.6% and 33.4% for the same periods in the prior year. The increase in the effective tax rate for the six months as compared with the prior year was primarily due to an income tax charge of $150 million recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. As a result of this legislation, beginning in 2013, we will no longer be able to claim an income tax deduction related to prescription drug benefits provided to retirees and reimbursed under the Medicare Part D retiree drug subsidy. The increase in the effective tax rate was also due to U.S. research tax credit benefits that existed in 2009, but do not exist in 2010. The research and development tax credit reduced the 2009 tax rate by 3.7% as of the six months ended June 30, 2009.

For additional discussion related to Income Taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. Total contractual backlog as of June 30, 2010 was virtually unchanged compared with December 31, 2009.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the six months ended June 30, 2010 is primarily due to funding of existing multi-year contracts including the Chinook, Proprietary, and V-22 programs.

Segment Results of Operations

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment The fundamental drivers of air travel growth are a combination of economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. The air travel industry is vulnerable to near-term exogenous developments including global economic cycles, disease outbreaks, the threat of terrorism, and fuel prices.

Monthly data indicates the airline industry recovery is progressing faster than previously forecast due to an improved near-term economic outlook. The International Air Transport Association (IATA) now forecasts 2010 global passenger traffic growth of 7%, more than offsetting the estimated 2% decline in 2009 and representing growth over previous peak levels achieved in 2008. IATA’s December 2009 forecast predicted essentially no growth over 2008 levels in 2010. There is significant variation between regions and airline business models with emerging markets and low cost carriers leading the improved passenger traffic outlook. In addition, air cargo traffic is rebounding, growing 23% in the first quarter of 2010 driven by Asian exports. IATA now anticipates 19% cargo traffic growth in 2010 compared to 7% growth forecast six months ago. Air cargo is now forecast to grow over previous 2007 peak levels in 2011. As a result of the improved demand outlook, IATA’s airline financial outlook has improved to a small net profit of $2.5 billion from the net losses previously expected. IATA now forecasts all regions except Europe posting net profits in 2010.

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Revenues	$14,901	$16,985	$7,433	$8,431
Earnings from operations	$1,362	$1,234	$683	$817
Operating margins	9.1%	7.3%	9.2%	9.7%

(Dollars in millions)	June 30, 2010	December 31 2009
Contractual backlog	$251,582	$250,476

Revenues

Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	Six months ended June 30, 2010 vs. June 30, 2009	Three months ended June 30, 2010 vs. June 30, 2009
New airplane sales	$(2,315)	$(1,123)
Commercial aviation services business	266	131
Other	(35)	(6)

Total	$(2,084)	$(998)

Revenues for the six and three months ended June 30, 2010 decreased by $2,084 million and $998 million or 12% compared with the same periods of 2009. This decrease in new airplane revenues in 2010 primarily reflects lower planned deliveries on the 747 program due to the transition from the 747-400 to the 747-8 derivative and lower 737 and 777 deliveries primarily resulting from supplier production challenges related to seats. The increase in revenues from commercial aviation services business was driven by increased sales of spares.

Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

Program	737	747	767	777	Total
Deliveries during the first six months of 2010	181		6	35	222
Deliveries during the first six months of 2009	190	6	6	44	246
Deliveries during the second quarter of 2010	95		3	16	114
Deliveries during the second quarter of 2009	99	2	3	21	125
Cumulative deliveries as of 6/30/2010	3,309	1,418	988	871
Cumulative deliveries as of 12/31/2009	3,128	1,418	982	836

Earnings From Operations

Earnings from operations for the six months ended June 30, 2010 increased by $128 million and operating margins increased by 1.8 percentage points to 9.1% compared with the same period of 2009. This increase was primarily due to the absence of the reach-forward loss on the 747 program recorded in 2009, partially offset by lower new airplane deliveries in 2010. The increase to the 747 reach-forward loss in 2009 reduced earnings by $347 million and lowered operating margins by 2.0 percentage points. Lower airplane deliveries reduced 2010 earnings by $332 million which was partially offset by an increase in earnings from commercial aviation services business.

Earnings from operations for the three months ended June 30, 2010 decreased by $134 million and operating margins decreased by 0.5 percentage points to 9.2% compared with the same period of 2009. Lower airplane deliveries reduced earnings by $194 million. Increases in earnings from commercial aviation services business was partially offset by increased research and development costs.

Backlog

Total contractual backlog as of June 30, 2010 was virtually unchanged compared with December 31, 2009. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.

Accounting Quantity

The accounting quantities, undelivered units under firm orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of cumulative firm orders were as follows:

	Program
As of 6/30/2010	737	747	767	777	787
Program accounting quantities	5,000	1,524	1,048	1,150	*
Undelivered units under firm orders	2,007	109	55	270	863
Cumulative firm orders[1]	5,316	1,527	1,043	1,141

	Program
As of 12/31/2009	737	747	767	777	787
Program accounting quantities	4,600	1,499	1,035	1,100	*
Undelivered units under firm orders	2,076	108	59	281	851
Cumulative firm orders[1]	5,204	1,526	1,041	1,117

*	The accounting quantity for the 787 program will be determined in the quarter of first airplane delivery, targeted for fourth quarter of 2010.

[1]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Program The accounting quantity for the 737 program increased by 400 units during the six months ended June 30, 2010 due to the program’s normal progress of obtaining additional orders and delivering aircraft. During the second quarter, we announced that monthly production of the 737 will increase from 31.5 to 35 airplanes per month beginning in early 2012.

747 Program The accounting quantity for the 747 program increased by 25 units during the six months ended June 30, 2010. During 2009 and 2008, we recorded charges of $1,352 million and $685 million to recognize reach-forward losses on the 747 program. On March 19, 2010, we announced that we will accelerate, from mid-2013 to mid-2012, a planned production rate increase to 2 from 1.5 airplanes per month. First flight of the 747-8 Freighter occurred on February 8, 2010. A fourth aircraft was added to the flight test program in July 2010 to improve flight test efficiency. Schedule and other risks inherent in the demanding flight test and certification phases of program development remain. We continue to work toward first delivery of the 747-8 Freighter in the fourth quarter of 2010. However, there is increasing pressure on that schedule and risk that first delivery may move into early 2011. Certification and first delivery of the Intercontinental passenger derivative is expected in the fourth quarter of 2011. The gap between the delivery of the last 747-400, which occurred in 2009, and first deliveries of the 747-8 will result in lower 747 program revenues in 2010.

767 Program The accounting quantity for the 767 program increased by 13 units during the six months ended June 30, 2010.

777 Program The accounting quantity for the 777 program increased by 50 units during the six months ended June 30, 2010. In April 2009, we announced that monthly production of the 777 will decline from 7 to 5 airplanes per month beginning in June 2010. The lower production rate from June 2010 through mid-2011 will decrease revenues and earnings in 2010 and 2011. On March 19, 2010, we announced that we will accelerate by approximately six months, from early 2012 to mid-2011, a planned production rate increase.

787 Program Flight testing for the 787 program, which currently involves five aircraft, continued during the second quarter of 2010. The sixth flight test aircraft is expected to begin testing in the third quarter of 2010. Our plan remains to deliver the first 787 by the end of this year, although there is added pressure to the schedule and risk that first delivery may move a few weeks as the company completes flight test and certification requirements. We continue to work toward our planned increases in 787 production rates as well as the timely introduction of the 787-9 derivative. Such efforts include the construction of a second assembly line in North Charleston, South Carolina and the establishment of transitional surge capacity at our Everett, Washington location to facilitate the planned introduction of the 787-9. We recently completed firm configuration of the 787-9 airplane with first delivery scheduled for late 2013.

During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these aircraft were included in research and development expense. We believe that the other three additional 787 flight test aircraft are commercially saleable and we continue to include costs related to those aircraft in program inventory at June 30, 2010. If we determine that one or more of the other flight test aircraft cannot be sold, we may incur additional charges.

We continue to monitor and address other areas of challenge associated with assembly of initial airplanes including management of our extended global supply chain, completion and integration of traveled work as well as weight and systems integration. For example, during the second quarter of 2010 we delayed some 787 component deliveries to reduce out-of-sequence work moving into final assembly at our Everett factory and improve supply chain efficiency. We also began inspecting and, where necessary, repairing aircraft impacted by a supplier workmanship issue identified during the second quarter regarding shims and fasteners on the aircraft’s horizontal stabilizers.

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

BDS Realignment

Effective January 1, 2010, certain programs were realigned between BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 13 to our Condensed Consolidated Financial Statements.

Acquisition

On June 30, 2010, we announced that we entered into an agreement for the acquisition of Argon ST, Inc. in an all cash tender offer and merger for $34.50 per share or approximately $775 million, net of cash acquired. Argon ST develops command, control, communications, computers, intelligence, surveillance, and reconnaissance and combat systems. Argon ST’s 2009 fiscal year revenue was $366 million, derived from contracts predominately with the U.S. government and major domestic prime contractors, as well as with foreign governments, agencies and defense contractors. Revenue for the six months ended April 4, 2010 was $151 million. The completion of the transaction is subject to customary conditions and relevant authorities’ approval and is expected to close by the end of the third quarter of 2010. Argon ST will be a stand-alone subsidiary of Boeing and a new division of N&SS.

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Revenues	$15,596	$16,370	$7,983	$8,650
Earnings from operations	$1,375	$1,585	$711	$876
Operating margins	8.8%	9.7%	8.9%	10.1%

(Dollars in millions)	June 30 2010	December 31 2009
Contractual backlog	$45,987	$46,024
Unobligated backlog	14,565	18,815

Revenues

BDS revenues for the six and three months ended June 30, 2010 decreased by $774 million and $667 million or 5% and 8% when compared with the same periods in 2009. The decrease was primarily due to lower revenues in the N&SS segment, partially offset by higher revenues in the BMA segment.

Earnings From Operations

BDS operating earnings for the six and three months ended June 30, 2010 decreased by $210 million and $165 million compared with the same periods in 2009 due to decreases in each segment. Operating margins decreased by 0.9% and 1.2% primarily due to lower earnings in the GS&S and BMA segments.

Backlog

Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. BDS total backlog decreased 7% in 2010, from $64,839 million to $60,552 million, due to current year deliveries and sales on multi-year contracts awarded in prior years, partially offset by new orders.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Family of Beyond Line-of-Sight Terminals, Brigade Combat Team Modernization (BCTM), Ground-based Midcourse Defense (GMD), Joint Tactical Radio System, P-8A and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of these programs include Airborne Early Warning and Control (AEW&C), International P-8, International KC-767 Tanker, and commercial and military satellites.

Boeing Military Aircraft

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Revenues	$6,821	$6,499	$3,580	$3,432
Earnings from operations	$623	$685	$356	$397
Operating margins	9.1%	10.5%	9.9%	11.6%

(Dollars in millions)	June 30 2010	December 31 2009
Contractual backlog	$26,644	$26,354
Unobligated backlog	6,460	9,297

Revenues

BMA revenues for the six and three months ended June 30, 2010 increased by $322 million and $148 million, increases of 5% and 4% when compared with the same periods in 2009. The increases are primarily due to higher deliveries and volume on the Chinook program, partially offset by fewer C-17 deliveries due to a labor strike in the second quarter of 2010.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
F/A-18 Models	24	23	11	13
F-15E Eagle	7	6	4	2
C-17 Globemaster	6	7	3	4
AH-64 Apache	9	13	5	8
CH-47 Chinook	8	1	6	1
AEW&C	3		3
International KC-767 Tanker		1
T-45TS Goshawk		4		2

Total new-build production aircraft	57	55	32	30

Earnings From Operations

BMA operating earnings for the six and three months ended June 30, 2010 decreased by $62 million and $41 million, a 9% and 10% decrease from the same periods in 2009. The decreases in both periods are primarily due to lower earnings on the C-17 program and a second quarter charge on the AEW&C program, partially offset by higher earnings on the Chinook program.

Backlog

BMA total backlog was $33,104 million at June 30, 2010, a 7% decrease from December 31, 2009, primarily due to revenues recognized on the F-18, F-15 and Chinook programs, partially offset by orders including the C-17 Fiscal Year 2009 order.

Additional Considerations

Items which could have a future impact on BMA operations include the following:

AEW&C During the six months ended June 30, 2010, we recorded a charge increasing the reach-forward loss on the AEW&C program in Turkey by $46 million. During the second half of 2009, we recorded charges in the Australia and Turkey programs of $133 million. The 2010 and 2009 charges primarily related to schedule delays. The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle and Peace Eye include four aircraft each. As of June 30, 2010, we delivered three Wedgetail aircraft to Australia with initial customer acceptance. Wedgetail final customer acceptance is scheduled to begin in late 2010 and extend through the second quarter of 2011. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed.

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

C-17 See the discussion of possible decision to complete C-17 production in Note 6 to our Condensed Consolidated Financial Statements.

Network & Space Systems

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Revenues	$4,677	$5,781	$2,354	$3,103
Earnings from operations	$341	$446	$167	$239
Operating margins	7.3%	7.7%	7.1%	7.7%

(Dollars in millions)	June 30 2010	December 31 2009
Contractual backlog	$7,484	$7,746
Unobligated backlog	7,942	9,187

Revenues

N&SS revenues for the six and three months ended June 30, 2010 decreased by $1,104 million and $749 million, decreases of 19% and 24% compared with the same periods in 2009. The decreases in both periods are due to lower volume on the BCTM and GMD programs and lower volume in the second quarter of 2010 on several satellite programs.

Earnings From Operations

N&SS operating earnings for the six and three months ended June 30, 2010 decreased by $105 million and $72 million, a 24% and 30% decrease from the same periods in 2009. The earnings decreases are primarily due to lower revenues.

Backlog

N&SS total backlog was $15,426 million at June 30, 2010, a decrease of 9% from December 31, 2009. The decrease is primarily due to revenues recognized on BCTM and Proprietary programs, partially offset by several GMD contract awards.

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

In connection with the formation of ULA, we and Lockheed each have agreed to extend a line of credit to ULA of up to $200 million to support its working capital requirements through December 1, 2011. We and Lockheed transferred performance responsibility for certain U.S. government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government. We and Lockheed have also each committed to provide ULA with up to $172 million of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4 to our Condensed Consolidated Financial Statements.

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 million of Boeing Delta launch program inventory included in contributed assets plus $1,860 million of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,195 million of inventory that was contributed by us and has made advance payments of $240 million to us under the inventory supply agreement. During the second quarter of 2010, we recorded revenues and cost of sales of $52 million under the inventory supply agreement. As part of its integration, ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $70 million.

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the U.S. Air Force (USAF) for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two of the four satellite missions covered by the indemnification. In March 2009, the USAF issued a denial of that claim and in June 2009, ULA filed an appeal. During 2009, the USAF exercised its option for a third satellite mission. ULA intends to submit a claim to the USAF in 2010 to re-price the contract value of the third mission. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $383 million in pre-tax losses associated with the four missions, representing up to $348 million for the indemnification payment and up to $35 million for our portion of additional contract losses incurred by ULA.

Sea Launch See the discussion of the Sea Launch Chapter 11 Filing in Note 6 to our Condensed Consolidated Financial Statements.

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) in Note 12 and discussion of Satellite insurance risk in Note 6 to our Condensed Consolidated Financial Statements.

Global Services & Support

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Revenues	$4,098	$4,090	$2,049	$2,115
Earnings from operations	$411	$454	$188	$240
Operating margins	10.0%	11.1%	9.2%	11.3%

(Dollars in millions)	June 30 2010	December 31 2009
Contractual backlog	$11,859	$11,924
Unobligated backlog	163	331

Revenues

GS&S revenues for the six months ended June 30, 2010 increased by $8 million and for the three months decreased $66 million compared with the same periods in 2009. The 3% decrease in the second quarter is primarily due to lower revenues on several Maintenance, Modifications and Upgrades (MM&U) programs partially offset by higher volume on other programs.

Earnings From Operations

GS&S operating earnings for the six and three months ended June 30, 2010 decreased by $43 million and $52 million when compared with the same periods in 2009. Lower operating margins on several programs in the MM&U and Integrated Logistics divisions reduced the overall GS&S margin by 1.1% and 2.1% for the six and three month periods ended June 30, 2010.

Backlog

GS&S total backlog was $12,022 million at June 30, 2010, a decrease of 2% from December 31, 2009 primarily due to decreases in the Training Systems and Services and MM&U divisions.

Boeing Capital Corporation

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Revenues	$324	$330	$162	$167
Earnings from operations	$101	$73	$55	$36
Operating margins	31%	22%	34%	22%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the six and three months ended June 30, 2010, decreased $6 million and $5 million when compared with the same periods in 2009 primarily due to lower operating lease income resulting from a smaller portfolio of equipment under operating leases and lower interest on financing receivables primarily due to a decrease in the weighted average balance of finance leases, partially offset by gain on disposal of assets.

Earnings From Operations

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the six and three months ended June 30, 2010 increased by $28 million and $19 million compared with the same periods in 2009 primarily due to lower interest expense, lower asset impairment expense and a lower provision for losses partially offset by lower revenues.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2010	December 31 2009
BCC customer financing and investment portfolio	$5,290	$5,666
Valuation allowance as a % of total receivables	2.8%	2.5%
Debt	$4,042	$4,075
Debt-to-equity ratio	5.3-to-1	5.8-to-1

BCC’s customer financing and investment portfolio at June 30, 2010 decreased from December 31, 2009 due to normal portfolio run-off. At June 30, 2010 and December 31, 2009, BCC had $224 million and $385 million of assets that were held for sale or re-lease, of which $184 million and $345 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $203 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or we are seeking to have the leases extended.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with BCC. As of June 30, 2010, BCC has not reached agreement on any restructuring requests that would have a material adverse effect on its earnings, cash flows and/or financial position.

Other Segment

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2010	2009	2010	2009
Revenues	$80	$74	$44	$35
Loss from operations	(122)	(69)	(72)	(46)

Other segment losses for six and three months ended June 30, 2010 increased by $53 million and $26 million compared with the same periods in 2009 primarily due to higher expenses recognized in the Other segment relating to environmental remediation.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2010	2009
Net earnings	$1,306	$1,608
Non-cash items	1,057	1,038
Changes in working capital	(2,382)	(1,452)

Net cash (used)/provided by operating activities	(19)	1,194
Net cash used by investing activities	(3,892)	(846)
Net cash (used)/provided by financing activities	(778)	960
Effect of exchange rate changes on cash and cash equivalents	(58)	23

Net (decrease)/increase in cash and cash equivalents	(4,747)	1,331
Cash and cash equivalents at beginning of year	9,215	3,268

Cash and cash equivalents at end of period	$4,468	$4,599

Operating Activities Net cash used by operating activities of $19 million during the six months ended June 30, 2010 changed by $1,213 million compared to the same period in 2009 primarily due to higher net working capital in 2010. The net working capital increase was driven by growth in inventory as we continue to build inventories prior to the anticipated delivery and production ramp-up of the 787 and 747-8 programs.

Investing Activities Cash used by investing activities totaled $3,892 million during the six months ended June 30, 2010 compared with $846 million used during the same period in 2009, largely due to contributions to investments during the six months ended June 30, 2010, which consisted primarily of time deposits. This was partially offset by $293 million of lower capital spending on property, plant and equipment additions and the receipt of economic development program funds. For the full-year 2010, we expect capital spending to be higher than 2009 due to the construction of a second 787 final assembly line in North Charleston, South Carolina.

On June 30, 2010, we announced that we entered into an agreement for the acquisition of Argon ST, Inc. in an all cash tender offer and merger for $34.50 per share or approximately $775 million, net of cash acquired. The completion of the transaction is subject to customary conditions and relevant authorities’ approval and is expected to close before the end of the third quarter of 2010.

Financing Activities Cash used by financing activities totaled $778 million during the six months ended June 30, 2010 compared with $960 million provided during the six months ended June 30, 2009, primarily due to proceeds from borrowings of $1,843 million in 2009.

During the six months ended June 30, 2010, we repaid $88 million of debt, including repayments of $64 million of debt held at BCC. The recorded balance of debt as of June 30, 2010 was $12,946 million, of which $1,507 million was classified as short-term. This includes $4,042 million of debt recorded at BCC, of which $1,386 million was classified as short-term.

During the six months ended June 30, 2010, we did not repurchase any shares through our open market share repurchase program and had 306,645 shares transferred to us from employees for tax withholding. During the six months ended June 30, 2009, we repurchased 1,173,152 shares at an average price of $42.94 in our open market share repurchase program and 384,150 shares were transferred to us from employees for tax withholding. Cash used for treasury share repurchases was $50 million for the six months ended June 30, 2009.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of June 30, 2010, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $3,550 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings in 2010.

In the event we require additional funding to support strategic business opportunities, our commercial aircraft financing commitments, unfavorable resolution of litigation or other loss contingencies, or other business requirements, we expect to meet increased funding requirements by issuing commercial paper or term debt. We believe our ability to access external capital resources should be sufficient to satisfy existing short-term and long-term commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year. However, there can be no assurance of the cost or availability of future borrowings, if any, under our commercial paper program, in the debt markets or our credit facilities.

As of June 30, 2010, we continue to be in full compliance with all covenants contained in our debt agreements. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering such debt covenants, we continue to have substantial borrowing capacity.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 7 to our Condensed Consolidated Financial Statements.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 12 to our Condensed Consolidated Financial Statements, including our contesting the default termination of the A-12 aircraft, employment and benefits litigation brought by several of our current or former employees, litigation/arbitration involving BSSI and civil securities litigation.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $759 million at June 30, 2010. For additional information, see Note 6 to our Condensed Consolidated Financial Statements.

Income Taxes We have recorded a net liability of $1,726 million at June 30, 2010 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2009.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 12 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

Santa Susana Field Laboratory

We possess a National Pollutant Discharge Elimination System permit, issued by the California Regional Water Quality Control Board, Los Angeles Region (the California Board), which limits the permissible level of certain constituents in storm water discharged from various outfalls at our Santa Susana Field Laboratory site. On June 11, 2008, the California Board issued a Notice of Violation informing us that the California Board has identified 24 discharge violations of numeric limitations from our self-monitoring reports covering the period October 1, 2006, through March 31, 2008, and subsequent monitoring reports have identified an additional 21 exceedances of numeric limitations for a total of 45 potential discharge violations through December 31, 2009. On June 2, 2010, we settled these potential violations by entering into a consent judgment negotiated with the California Attorney General’s office, under which we will pay $200,000 in civil penalties and $300,000 to fund a Supplemental Environmental Project chosen by the California Board. The consent judgment also establishes stipulated civil penalties for certain permit limit exceedances that occur between January 1, 2010 and December 31, 2014. In the first quarter of 2010, we had several exceedances of these limits, for which we will pay stipulated civil penalties in the amount of $63,600.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended June 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
4/1/2010 thru 4/30/2010	22,702	$72.92		$3,610
5/1/2010 thru 5/31/2010	14,974	71.37		3,610
6/1/2010 thru 6/30/2010	8,888	63.86		3,610

Total	46,564	$70.69

(1)

We purchased an aggregate of 46,258 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. In addition, we purchased an aggregate of 306 shares in swap transactions.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Exhibits

(3)	By-Laws of The Boeing Company, as amended and restated June 7, 2010 (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 7, 2010).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31)(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 28, 2010	/s/ Gregory D. Smith
(Date)	Gregory D. Smith
Vice President of Finance
& Corporate Controller
(Chief Accounting Officer)