Form 10-Q
period 2010-09-30
BOEING CO
filed 2010-10-20
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 13, 2010, there were 733,580,492 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2010

Part I. Financial Information

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Sales of products	$39,017	$42,098	$14,077	$13,967
Sales of services	8,739	8,246	2,890	2,721

Total revenues	47,756	50,344	16,967	16,688

Cost of products	(31,169)	(35,432)	(11,232)	(12,273)
Cost of services	(7,137)	(6,468)	(2,472)	(2,165)
Boeing Capital Corporation interest expense	(124)	(132)	(42)	(42)

Total costs and expenses	(38,430)	(42,032)	(13,746)	(14,480)

	9,326	8,312	3,221	2,208
Income from operating investments, net	187	186	74	84
General and administrative expense	(2,667)	(2,584)	(936)	(868)
Research and development expense, net	(2,987)	(5,504)	(986)	(3,574)
Gain/(loss) on dispositions, net	9	(7)	14	(1)

Earnings/(loss) from operations	3,868	403	1,387	(2,151)
Other income/(expense), net	20	7	(13)	(4)
Interest and debt expense	(384)	(229)	(130)	(92)

Earnings/(loss) before income taxes	3,504	181	1,244	(2,247)
Income tax (expense)/benefit	(1,359)	(129)	(407)	687

Net earnings/(loss) from continuing operations	2,145	52	837	(1,560)
Net loss on disposal of discontinued operations, net of taxes of $1, $5, $0 and $2	(2)	(8)		(4)

Net earnings/(loss)	$2,143	$44	$837	$(1,564)

Basic earnings/(loss) per share from continuing operations	$2.91	$0.08	$1.13	$(2.22)
Net loss on disposal of discontinued operations, net of taxes		(0.01)		(0.01)

Basic earnings/(loss) per share	$2.91	$0.07	$1.13	$(2.23)

Diluted earnings/(loss) per share from continuing operations	$2.89	$0.07	$1.12	$(2.22)
Net loss on disposal of discontinued operations, net of taxes		(0.01)		(0.01)

Diluted earnings/(loss) per share	$2.89	$0.06	$1.12	$(2.23)

Cash dividends paid per share	$1.26	$1.26	$0.42	$0.42

Weighted average diluted shares (millions)	743.0	708.1	744.6	701.3

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	September 30 2010	December 31 2009
Assets
Cash and cash equivalents	$2,864	$9,215
Short-term and other investments	7,102	2,008
Accounts receivable, net	6,445	5,785
Current portion of customer financing, net	285	368
Deferred income taxes	1,066	966
Inventories, net of advances and progress billings	21,692	16,933

Total current assets	39,454	35,275
Customer financing, net	4,688	5,466
Property, plant and equipment, net of accumulated depreciation of $13,265 and $12,795	8,671	8,784
Goodwill	4,871	4,319
Other acquired intangibles, net	3,027	2,877
Deferred income taxes	2,223	3,062
Investments	1,035	1,030
Pension plan assets, net	33	16
Other assets, net of accumulated amortization of $583 and $492	1,220	1,224

Total assets	$65,222	$62,053

Liabilities and equity
Accounts payable	$7,563	$7,096
Other accrued liabilities	12,760	12,822
Advances and billings in excess of related costs	11,844	12,076
Income taxes payable	1,118	182
Short-term debt and current portion of long-term debt	953	707

Total current liabilities	34,238	32,883
Accrued retiree health care	7,062	7,049
Accrued pension plan liability, net	6,522	6,315
Non-current income taxes payable	838	827
Other long-term liabilities	544	537
Long-term debt	11,466	12,217
Equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	3,826	3,724
Treasury stock, at cost – 278,871,303 and 256,406,709 shares	(17,302)	(15,911)
Retained earnings	24,244	22,746
Accumulated other comprehensive loss	(11,375)	(11,877)
ShareValue Trust – 0 and 29,563,324 shares		(1,615)

Total Boeing shareholders’ equity	4,454	2,128
Noncontrolling interest	98	97

Total equity	4,552	2,225

Total liabilities and equity	$65,222	$62,053

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2010	2009
Cash flows – operating activities:
Net earnings	$2,143	$44
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	172	180
Depreciation	1,101	1,047
Amortization of other acquired intangibles	169	152
Amortization of debt discount/premium and issuance costs	15	7
Investment/asset impairment charges, net	127	66
Customer financing valuation provision	24	31
Loss on disposal of discontinued operations	3	13
(Gain)/loss on dispositions, net	(9)	7
Other charges and credits, net	103	170
Excess tax benefits from share-based payment arrangements	(17)	(5)
Changes in assets and liabilities –
Accounts receivable	(701)	(818)
Inventories, net of advances and progress billings	(4,686)	(582)
Accounts payable	235	1,169
Other accrued liabilities	397	1,091
Advances and billings in excess of related costs	(303)	(961)
Income taxes receivable, payable and deferred	1,133	133
Other long-term liabilities	276	(3)
Pension and other postretirement plans	973	819
Customer financing, net	559	(204)
Other	122	35

Net cash provided by operating activities	1,836	2,391

Cash flows – investing activities:
Property, plant and equipment additions	(725)	(965)
Property, plant and equipment reductions	47	25
Acquisitions, net of cash acquired	(867)	(639)
Contributions to investments	(12,745)	(728)
Proceeds from investments	7,657	606
Payments on Sea Launch guarantees		(448)
Reimbursement of Sea Launch guarantee payments	40
Receipt of economic development program funds	115
Purchase of distribution rights	(2)

Net cash used by investing activities	(6,480)	(2,149)

Cash flows – financing activities:
New borrowings	30	3,772
Debt repayments	(655)	(256)
Repayments of distribution rights financing	(137)
Stock options exercised, other	71	8
Excess tax benefits from share-based payment arrangements	17	5
Employee taxes on certain share-based payment arrangements	(26)	(19)
Common shares repurchased		(50)
Dividends paid	(945)	(915)

Net cash (used)/provided by financing activities	(1,645)	2,545

Effect of exchange rate changes on cash and cash equivalents	(62)	40

Net (decrease)/increase in cash and cash equivalents	(6,351)	2,827
Cash and cash equivalents at beginning of year	9,215	3,268

Cash and cash equivalents at end of period	$2,864	$6,095

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Equity

(Unaudited)

	Boeing shareholders						Non- controlling Interest	Total
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share-Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss
Balance January 1, 2009	$5,061	$3,456	$(17,758)	$(1,203)	$22,675	$(13,525)	$152	$(1,142)

Net earnings					44		(1)	43
Unrealized gain on derivative instruments, net of tax of $(82)						144		144
Unrealized gain on certain investments, net of tax of $(20)						32		32
Reclassification adjustment for losses realized in net earnings, net of tax of $(9)						14		14
Currency translation adjustment						147		147
Postretirement liability adjustment, net of tax of $(234)						367		367

Comprehensive income								747

Share-based compensation and related dividend equivalents		184			(5)			179
ShareValue Trust activity		392		(392)
Excess tax pools		(1)						(1)
Treasury shares issued for stock options exercised, net		(4)	13					9
Treasury shares issued for other share-based plans, net		(71)	62					(9)
Treasury shares repurchased			(50)					(50)
Cash dividends declared ($0.84 per share)					(610)			(610)

Balance September 30, 2009	$5,061	$3,956	$(17,733)	$(1,595)	$22,104	$(12,821)	$151	$(877)

Balance January 1, 2010	$5,061	$3,724	$(15,911)	$(1,615)	$22,746	$(11,877)	$97	$2,225

Net earnings					2,143		1	2,144
Unrealized gain on derivative instruments, net of tax of $(3)						5		5
Unrealized gain on certain investments, net of tax of $(2)						2		2
Reclassification adjustment for gains realized in net earnings, net of tax of $4						(7)		(7)
Currency translation adjustment						8		8
Postretirement liability adjustment, net of tax of $(293)						494		494

Comprehensive income								2,646

Share-based compensation and related dividend equivalents		173			(5)			168
ShareValue Trust activity		242	(1,857)	1,615
Excess tax pools		(234)						(234)
Treasury shares issued for stock options exercised, net		(40)	111					71
Treasury shares issued for other share-based plans, net		(58)	55					(3)
Treasury shares issued for 401(k) contribution		19	300					319
Cash dividends declared ($0.84 per share)					(640)			(640)

Balance September 30, 2010	$5,061	$3,826	$(17,302)	—	$24,244	$(11,375)	$98	$4,552

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Revenues:
Commercial Airplanes	$23,650	$24,868	$8,749	$7,883
Boeing Defense, Space & Security:
Boeing Military Aircraft	10,611	10,499	3,790	4,000
Network & Space Systems	7,021	8,492	2,344	2,711
Global Services & Support	6,146	6,123	2,048	2,033

Total Boeing Defense, Space & Security	23,778	25,114	8,182	8,744
Boeing Capital Corporation	494	496	170	166
Other segment	107	125	27	51
Unallocated items and eliminations	(273)	(259)	(161)	(156)

Total revenues	$47,756	$50,344	$16,967	$16,688

Earnings/(loss) from operations:
Commercial Airplanes	$2,379	$(1,603)	$1,017	$(2,837)
Boeing Defense, Space & Security:
Boeing Military Aircraft	935	1,165	312	480
Network & Space Systems	493	698	152	252
Global Services & Support	631	607	220	153

Total Boeing Defense, Space & Security	2,059	2,470	684	885
Boeing Capital Corporation	146	112	45	39
Other segment	(254)	(105)	(132)	(36)
Unallocated items and eliminations	(462)	(471)	(227)	(202)

Earnings/(loss) from operations	3,868	403	1,387	(2,151)
Other income/(expense), net	20	7	(13)	(4)
Interest and debt expense	(384)	(229)	(130)	(92)

Earnings/(loss) before income taxes	3,504	181	1,244	(2,247)
Income tax (expense)/benefit	(1,359)	(129)	(407)	687

Net earnings/(loss) from continuing operations	2,145	52	837	(1,560)
Net loss on disposal of discontinued operations, net of taxes of $1, $5, $0 and $2	(2)	(8)		(4)

Net earnings/(loss)	$2,143	$44	$837	$(1,564)

Research and development expense, net:
Commercial Airplanes	$2,102	$4,642	$711	$3,272
Boeing Defense, Space & Security:
Boeing Military Aircraft	459	466	139	156
Network & Space Systems	327	293	106	108
Global Services & Support	99	90	30	29

Total Boeing Defense, Space & Security	885	849	275	293
Other segment		13		9

Total research and development expense, net	$2,987	$5,504	$986	$3,574

This information is an integral part of the Notes to Condensed Consolidated Financial Statements. See Note 14 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2010, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2009 Annual Report on Form 10-K. Certain amounts have been reclassified to conform to the current period’s presentation.

Note 2 – Acquisition

On August 5, 2010, we acquired Argon ST, Inc. (Argon) for $782, net of cash acquired. Argon develops command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) and, combat systems. The acquisition is part of our strategy to expand our capabilities to address the C4ISR, cyber and intelligence markets. Argon’s results of operations from the acquisition date are included in the Network & Space Systems (N&SS) segment. We also expect to generate synergies associated with the acquisition in other Boeing Defense, Space & Security business units. Goodwill has been recorded in N&SS, Global Services & Support and Boeing Military Aircraft segments. We expect to complete the purchase price allocation process in the fourth quarter of 2010.

The preliminary allocation of the purchase price is as follows:

Accounts receivable	$72
Inventory	107
Other assets	3
Property, plant and equipment	32
Goodwill	531
Finite-lived intangible assets[1]	218
Deferred income taxes	(41)
Accounts payable	(14)
Other accrued liabilities	(52)
Advances and billings in excess of related costs	(72)
Other long-term liabilities	(2)

Total net assets acquired	$782

[1]	The weighted average amortization period for finite-lived intangible assets is 13 years.

Note 3 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

(Shares in millions)	Nine months ended September 30		Three months ended September 30

	2010	2009	2010	2009
Weighted average shares outstanding	733.8	701.6	736.3	701.3
Participating securities	3.2	3.6	2.8

Basic weighted average shares outstanding	737.0	705.2	739.1	701.3
Dilutive potential common shares	6.0	2.9	5.5

Diluted weighted average shares outstanding	743.0	708.1	744.6	701.3

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

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Stock options	19.6	17.4	20.7	16.8
Performance Awards	3.2	3.7	3.2	3.7
ShareValue Trust		13.1		13.1
Performance Shares		0.8		0.8
Stock units		0.3		0.2

Note 4 – Income Taxes

The effective tax rates were 38.8% and 32.7% for the nine and three months ended September 30, 2010 and 71.3% and 30.6% for the same periods in the prior year. The decrease in the effective tax rate for the nine months as compared with the same period of the prior year was primarily due to lower pre-tax earnings in 2009. This decrease was partially offset by an income tax charge of $150 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010 and by U.S. research tax credit benefits that existed in 2009, but do not exist in 2010.

The research and development tax credit expired on December 31, 2009. Congress is currently considering bills that will extend the credit. If the research and development credit is legislatively extended in 2010, there will be a favorable impact on our 2010 effective income tax rate.

The years 2007-2008 are currently being examined by the Internal Revenue Service (IRS). We have filed appeals with the IRS for 1998-2006, of which the 1998-2003 tax years are currently being reviewed by the Joint Committee on Taxation. We are also subject to examination in major state and international jurisdictions for the 2001-2009 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve some or all of the matters presently under consideration for 1998-2006 with the IRS. Depending on the timing and outcomes of the audit settlements, unrecognized tax benefits that affect the effective tax rate could increase earnings by up to $700 based on current estimates.

Note 5 – Inventories

Inventories consisted of the following:

	September 30 2010	December 31 2009
Long-term contracts in progress	$14,869	$14,673
Commercial aircraft programs	24,348	18,568
Commercial spare parts, used aircraft, general stock materials and other	5,245	5,004

Inventory before advances and progress billings	44,462	38,245
Less advances and progress billings	(22,770)	(21,312)

Total	$21,692	$16,933

Long-Term Contracts in Progress

Long-term contracts in progress included Delta launch program inventory that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At September 30, 2010 and December 31, 2009, the inventory balance was $1,565 and $1,685. As of September 30, 2010, $1,070 of this inventory relates to yet unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $70. See Note 8.

Inventory balances included $236 subject to claims or other uncertainties relating to the A-12 program as of September 30, 2010 and December 31, 2009. See Note 13.

Commercial Aircraft Programs

As of September 30, 2010 and December 31, 2009, commercial aircraft programs inventory included the following amounts related to the 787 program: $7,805 and $3,885 of work in process (including deferred production costs), $2,144 and $2,187 of supplier advances, and $1,354 and $1,231 of tooling and other non-recurring costs.

Commercial aircraft programs inventory included $305 and $510 of deferred production cost, and $188 and $211 of unamortized tooling for the 777 program, at September 30, 2010 and December 31, 2009.

Note 6 – Investments

Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2010	December 31 2009
Time deposits	$7,044	$1,900
Pledged money market funds[1]	57
Available-for-sale investments	37	139
Equity method investments	973	974
Other investments	26	25

Total	$8,137	$3,038

[1]

These money market funds have been pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

Available-For-Sale Investments

Our investments in available-for-sale debt and equity securities consisted of the following:

	September 30, 2010				December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt:
Residential mortgage-backed securities					$107			$107
Other debt obligations	$5			$5	6		$(1)	5
Equity	29	$4	$(1)	32	40	$1	(14)	27

Total	$34	$4	$(1)	$37	$153	$1	$(15)	$139

Gross realized gains and losses on available-for-sale investment securities were not material for the nine or three months ended September 30, 2010 and 2009.

Note 7 – Liabilities, Commitments and Contingencies

Environmental

The following table summarizes environmental activity recorded during the nine months ended September 30, 2010 and 2009:

	2010	2009
Beginning balance – January 1	$706	$731
Reductions for payments made	(51)	(52)
Changes in estimates	88	53

Ending balance – September 30	$743	$732

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory complexities, changes in laws and/or regulations, higher than expected costs and the risk of unidentified contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites based on our experience and existing laws and regulations. At September 30, 2010 and December 31, 2009, our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $933 and $948.

Product Warranties

The following table summarizes product warranty activity recorded during the nine months ended September 30, 2010 and 2009.

	2010	2009
Beginning balance – January 1	$999	$959
Additions for current year deliveries	101	126
Reductions for payments made	(177)	(172)
Changes in estimates	128	83

Ending balance – September 30	$1,051	$996

Discontinued Operations

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At September 30, 2010 and December 31, 2009, our maximum future cash exposure to losses associated with the loss sharing arrangement was $234 and our accrued liability under the loss sharing arrangement was $80 and $77.

Commercial Aircraft Commitments

In conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. The total contractual trade-in value was $332 and $427 as of September 30, 2010 and December 31, 2009. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is continually assessed, taking into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $14 and $34 as of September 30, 2010 and December 31, 2009. Trade-in commitment agreements have expiration dates from 2010 through 2023.

Future Lease Commitments

As of September 30, 2010 and December 31, 2009, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $19 and $159. These lease commitments extend through 2015, and our intent is to recover these lease commitments through sublease arrangements. As of September 30, 2010 and December 31, 2009, Other accrued liabilities included $12 and $14 attributable to adverse commitments under these lease arrangements.

Financing Commitments

Financing commitments totaled $10,770 and $10,409 as of September 30, 2010 and December 31, 2009. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $7,353 and $7,052 as of September 30, 2010 and December 31, 2009.

In connection with the formation of ULA, we and Lockheed Martin Corporation (Lockheed) each committed to provide up to $200 to support its working capital requirements through December 1, 2011. ULA did not request any funds under the commitment as of September 30, 2010. We and

Lockheed have also each committed to provide ULA with up to $197 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.

Sea Launch

Receivables at September 30, 2010 consisted of the following:

	Gross Receivables	Established Reserves	Net Receivable Balance
Credit guarantee
Promissory note	$42		$42
Other	326	$179	147
Receivables related to partner loans (principal and interest)	523	314	209

Total	$891	$493	$398

On June 22, 2009, the Sea Launch venture, in which Boeing Commercial Satellite Company (BCSC), a subsidiary of The Boeing Company, is a 40% partner with S.P. Koroley Rocket and Space Corporation Energia of Russia (Energia) (25%), Aker ASA of Norway (Aker) (20%), PO Yuzhnoye Mashinostroitelny Zavod of Ukraine (10%) and KB Yuzhnoye of Ukraine (5%), filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the Chapter 11 Filing). The Chapter 11 Filing constituted an event of default or otherwise accelerated approximately $448 of outstanding indebtedness of Sea Launch for which we and an affiliate of Aker had previously issued credit guarantees on a joint-and-several basis. On July 1, 2009, we paid the entire $448 due under our guarantee. Among other options, we have rights to reimbursement from Sea Launch as well as the other Sea Launch partners, who are each obligated to reimburse us so that we contribute no more than our proportional ownership percentage (40% or $179) in Sea Launch of the aggregate guarantee payment obligations. On September 11, 2009, an affiliate of Aker executed a promissory note which obligates it to pay us $122 in three payments. The first two principal payments totaling $80 have been received and the final payment is due in the fourth quarter of 2010. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the remaining $147 related to our guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We are evaluating our options for appeal or other action.

In addition, as a result of the Sea Launch bankruptcy, $523 of principal and interest associated with a loan by BCSC also became repayable by Sea Launch. The Russian and Ukrainian Sea Launch partners collectively have guaranteed portions of this loan totaling $209 (40% of the total amount).

We intend to pursue vigorously all of our rights and remedies against the Russian and Ukrainian Sea Launch partners with respect to the amounts described above.

In the event we are unable to secure reimbursement from the Russian and Ukrainian Sea Launch partners of $147 related to our payment under the credit guarantees and $209 related to the previously made loans to Sea Launch, we could incur additional pre-tax charges of up to $356.

Sea Launch management continues to operate the business utilizing debtor-in-possession financing to meet short term cash needs. On July 27, 2010, the U.S. Bankruptcy Court in Delaware confirmed the Sea Launch Plan of Reorganization which was filed in May 2010. The Plan provides for treatment of the outstanding claims against the venture and is expected to become effective following the satisfaction or waiver of certain conditions to effectiveness. We expect our current 40% interest to be cancelled and our claims against Sea Launch to be discharged. We also expect to receive equity amounting to approximately 4% of a reorganized Sea Launch pursuant to the Plan. We would still be entitled to pursue reimbursement from the other Sea Launch partners of the net receivable balances in the table above, after applying any distributions received from Sea Launch.

C-17

At September 30, 2010, our backlog included 9 C-17 aircraft currently under contract with the U.S. Air Force (USAF) as well as international orders for 7 C-17 aircraft. At September 30, 2010, we have approximately $425 of inventory expenditures and potential termination liabilities to suppliers associated primarily with 10 aircraft funded in the Fiscal Year 2010 (FY10) defense appropriations bill which are not currently under contract. The President’s Fiscal Year 2011 budget announced during the first quarter of 2010 did not include any additional C-17 aircraft. During the first quarter of 2010 we announced plans to reduce the production rate from 15 per year to 10 per year and expect the transition to be complete by mid-2011. The lower production rate is intended to bridge the gap between existing orders and potential future orders. Should additional orders not materialize, it is reasonably possible that we will decide in 2011 to complete production of the C-17. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract with the USAF.

Customer Financing Exposure

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations were as follows:

	September 30 2010	December 31 2009
717 Aircraft ($657 and $662 accounted for as operating leases)*	$2,207	$2,262
757 Aircraft ($667 and $708 accounted for as operating leases)*	762	902
737 Aircraft ($343 and $400 accounted for as operating leases)	441	553
767 Aircraft ($128 and $154 accounted for as operating leases)	401	465
MD-11 Aircraft ($330 and $384 accounted for as operating leases)*	330	384

*	Out-of-production aircraft

Development Programs

Development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. Many of our contracts in BDS and most of our contracts in Commercial Airplanes are on a fixed-price basis. Significant BDS fixed-price development contracts include Airborne Early Warning and Control, International P-8, International KC-767 Tanker and commercial and military satellites. Significant Commercial Airplanes development programs include the 787 and 747-8. The operational and technical complexities of these programs create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge if the program has or is determined to have a reach-forward loss.

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

As of September 30, 2010	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,813	$3,792	$7
Indemnifications to ULA
Contributed Delta program launch inventory	193
Contract pricing	261		7
Other Delta contracts	64		16
Other credit guarantees	71	63	7
Residual value guarantees	30	21	6

As of December 31, 2009	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,958	$3,940	$7
Indemnifications to ULA
Contributed Delta program launch inventory	277
Contract pricing	348		7
Other Delta contracts	57		16
Other credit guarantees	119	109	2
Residual value guarantees	51	44	10

*	Amounts included in Other accrued liabilities.

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

Indemnifications to ULA We agreed to indemnify ULA against losses in the event that costs associated with $1,360 of Delta launch program inventories included in contributed assets and $1,860 of Delta launch program inventory subject to an inventory supply agreement are not recoverable and allowable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA has consumed $1,195 of inventories that were contributed by us and has made payments of $240 to us under the inventory supply agreement. We recorded revenues and cost of sales of $52 under the inventory supply agreement through September 30, 2010.

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim and in June 2009, ULA filed an appeal. During 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to expiration. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $283 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $22 for our portion of additional contract losses incurred by ULA.

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

Note 9 – Postretirement Plans

The components of net periodic benefit cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$881	$818	$294	$273
Interest cost	2,252	2,223	751	741
Expected return on plan assets	(2,887)	(2,803)	(963)	(935)
Amortization of prior service costs	186	182	62	61
Recognized net actuarial loss	582	486	194	162
Settlement/curtailment/transfer loss	11	2

Net periodic benefit cost	$1,025	$908	$338	$302

Net periodic benefit cost included in Earnings from operations	$847	$656	$280	$230

	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefit Plans	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$90	$99	$30	$33
Interest cost	303	349	101	116
Expected return on plan assets	(4)	(4)	(1)	(1)
Amortization of prior service costs	(58)	(67)	(19)	(22)
Recognized net actuarial loss	42	71	14	24
Settlement/curtailment/transfer loss	32

Net periodic benefit cost	$405	$448	$125	$150

Net periodic benefit cost included in Earnings from operations	$376	$466	$124	$163

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of the reporting period.

During the nine months ended September 30, 2010 and 2009, we made discretionary pension contributions of $13 and $60. During the nine months ended September  30, 2010 and 2009, we made contributions to our other postretirement benefit plans of $11 and $12.

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

Performance Awards

On February 22, 2010, we also granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2012. As of September 30, 2010, the minimum amount is $0 and the maximum amount we could be required to payout for the 2010 Performance Awards is $250.

ShareValue Trust

The ShareValue Trust, established July 1, 1996, was a 14-year irrevocable trust that held shares of our common stock, received dividends, and distributed to employees the appreciation in value above a 3% per annum threshold rate of return at the end of each period. At June 30, 2010, the appreciation in stock price did not exceed the threshold, and no distribution was triggered for the final period of the trust. This was the final investment period of the trust, and no potential distributions remain. The trust was terminated effective July 1, 2010 with the 29,948,920 undistributed shares returned to the Company. Deferred tax assets of $229 related to the undistributed shares were written off at June 30, 2010, offset against previous excess tax benefits recorded in Additional paid-in capital.

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

Notional Amounts and Fair Values

The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts[1]		Other assets		Other accrued liabilities
	September 30 2010	December 31 2009	September 30 2010	December 31 2009	September 30 2010	December 31 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,807	$2,353	$240	$233	$(13)	$(22)
Interest rate contracts	875	1,475	50	32		(18)
Commodity contracts	134	189			(139)	(88)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	814	693	25	32	(102)	(99)

Total derivatives	3,630	4,710	315	297	(254)	(227)
Netting arrangements			(113)	(119)	113	119

Net recorded balance			$202	$178	$(141)	$(108)

[1]	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and its effect on Accumulated other comprehensive loss and earnings were as follows:

	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts[1]	$48	$146	$84	$69
Commodity contracts[1]	(43)	(22)	(19)	3
Ineffective portion recognized in earnings:
Foreign exchange contracts[2]	3	37	6	4
Undesignated derivatives:
Foreign exchange contracts[2]	(23)	(21)	(1)	(5)

[1]	Unrealized gains/(losses) are recognized in Accumulated other comprehensive loss
[2]	Gains/(losses) are recognized in Other expense, net

For the nine months ended September 30, 2010, we reclassified a net gain of $10 (pre-tax) from Accumulated other comprehensive loss to earnings. Based on our portfolio of cash flow hedges, we expect to reclassify gains of $37 (pre-tax) during the next 12 months.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our 5-year credit facility, expiring November 2012. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at September 30, 2010 was $131. At September 30, 2010, there was no collateral posted related to our derivatives.

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

		Fair Value Measurements at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$996	$996
Available-for-sale investments:
Other debt obligations	5			$5
Equity	32	32
Derivatives	202		$202

Total assets	$1,235	$1,028	$202	$5

Liabilities
Derivatives	$(141)		$(141)

Total liabilities	$(141)		$(141)

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,575	$3,575
Available-for-sale investments:
Debt:
Residential mortgage-backed securities	107		$107
Other debt obligations	5			$5
Equity	27	27
Derivatives	178		178

Total assets	$3,892	$3,602	$285	$5

Liabilities
Derivatives	$(108)		$(108)

Total liabilities	$(108)		$(108)

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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The table below presents the nonrecurring losses recognized for the nine months ended September 30, and the carrying value and asset classification of the related assets still held as of September 30:

	2010		2009
	Carrying Value	Total Losses	Carrying Value	Total Losses
Operating lease equipment	$263	$(111)	$124	$(33)
Property, plant and equipment		(4)
Receivables			1	(6)

Total	$263	$(115)	$125	$(39)

The operating lease equipment was valued using a market approach based on the fair value for the related aircraft. The property, plant and equipment was valued using an income approach based on the discounted cash flows associated with the underlying equipment.

Fair Value Disclosures

The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying amounts and estimated fair values consisted of the following:

	September 30 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable, net	$6,445	$6,340	$5,785	$5,658
Notes receivable	603	628	1,045	1,072
Liabilities
Debt, excluding capital lease obligations	(12,272)	(13,968)	(12,848)	(13,809)
Accounts payable	(7,563)	(7,548)	(7,096)	(7,063)
Residual value, credit and other guarantees	(36)	(17)	(35)	(20)
Contingent repurchase commitments	(7)	(65)	(7)	(63)

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

A-12 Litigation

In 1991, the Department of the Navy (the Navy) notified McDonnell Douglas Corporation (now merged into The Boeing Company) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2010, inventories included approximately $586 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to the trial court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. On August 14, 2009, we filed a Combined Petition for Panel Rehearing and for Rehearing En Banc in the Court of Appeals for the Federal Circuit. On November 24, 2009, the Court denied our Combined Petition. On September 28, 2010, the U.S. Supreme Court granted our request to review the decision of the Court of Appeals. We expect the U.S. Supreme Court to render a decision in the case in 2011. On December 29, 2009, the Navy sent letters to the Team requesting payment of $1,352 in unliquidated progress payments, plus applicable interest. The Navy on February 19, 2010 sent a letter confirming that it would not pursue payment from the Team pending the U.S. Supreme Court’s review of this matter.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2010. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If after reviewing the Court of Appeals’ decision, the U.S. Supreme Court determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $236 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,520). In that event, our loss would total approximately $1,706 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,158, including interest from June 26, 1991.

Employment and Benefits Litigation

On March 2, 2006, we were served with a complaint filed in the U.S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit AeroSystems, Inc. (Spirit) near the time of our sale of the Wichita facility were tainted by age discrimination, violated the Employee Retirement Income Security Act (ERISA), violated our collective bargaining agreements, and constituted retaliation. The case was brought as a class action on behalf of individuals not hired by Spirit. While we believe that Spirit has an obligation to indemnify Boeing for claims relating to the 2005 sales transaction, Spirit has refused to indemnify Boeing for all claims arising from employment activity prior to January 1, 2005. On June 4, 2008, claims by individuals who filed consents to join the Age Discrimination Employment Act collective action and were terminated by Boeing prior to January 1, 2005 were dismissed by stipulated order. On June 15, 2009, plaintiffs filed a motion seeking class certification for certain former Boeing employees at the Wichita, Tulsa and McAlester facilities over the age of 40 who were laid off between January 1, 2005 and July 1, 2005, and were not hired by Spirit on June 17, 2005. On July 31, 2009, Boeing filed motions opposing class certification and seeking dismissal of the ERISA and breach of contract claims. On August 14, 2009, Boeing filed a motion seeking dismissal, or in the alternative, decertification of the age claims. Plaintiffs’ reply brief on certification of ERISA §510 and Labor-Management Relations Act (LMRA) §301 classes was filed on August 28, 2009. Plaintiffs’ response to Defendants’ motion for summary judgment on plaintiffs’ ERISA §510 and LMRA §301 claims was filed on September 11, 2009. On June 30, 2010, summary judgment was granted in favor of Boeing and Spirit on all class action claims. On August 13, 2010, plaintiffs filed a motion seeking reconsideration of the summary judgment decision.

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

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs filed a motion to certify the class, which we opposed. On December 14, 2007, the court granted plaintiffs leave to file an amended complaint, which complaint added our Employee Benefits Investment Committee as a defendant and included new allegations regarding alleged breach of fiduciary duty. The stay of proceedings entered by the court on September 10, 2007, pending resolution by the Seventh Circuit Court of Appeals of Lively v. Dynegy, Inc., was lifted on April 3, 2008, after notification that the Lively case had settled. On April 16, 2008, plaintiffs sought leave to file a second amended complaint, which we opposed, which would add investment performance allegations. On August 22, 2008, the court granted plaintiffs leave to file their second amended complaint. On September 29, 2008, the court granted plaintiffs’ motion to certify the class of current, past and future participants or beneficiaries in the VIP. On September 9, 2008, we filed a motion for summary judgment to dismiss claims arising prior to September 27, 2000 based on the ERISA statute of limitations. On October 14, 2008, we filed a petition for leave to appeal the class certification order to the Seventh Circuit Court of Appeals. On January 15, 2009, we filed a motion seeking dismissal of all claims as a matter of law. On August 10, 2009, the Seventh Circuit Court of Appeals granted Boeing’s motion for leave to appeal the class certification order. The district court entered a stay of proceedings in the trial court pending resolution of the class certification appeal. On December 29, 2009, the district court lifted on plaintiffs’ motion the stay of proceedings previously entered. Boeing responded by filing an application for stay pending appeal with the Seventh Circuit Court of Appeals on January 7, 2010, which was granted on January 21, 2010. Oral argument before the Seventh Circuit regarding the class certification order was held on May 27, 2010.

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

On February 26, 2009 the trial court granted in part and denied in part post-trial motions we filed seeking to set aside the verdict. As a result, on March 3, 2009, the court entered an amended judgment for ICO in the amount of $604, which included $371 in compensatory damages, $207 in punitive damages and $26 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest) from January 2, 2009. We filed a notice of appeal and ICO filed a notice of cross-appeal in March 2009. Our opening brief for the appeal was filed on October 27, 2009. ICO’s response and opening brief were filed on March 24, 2010. Boeing’s reply and answering brief was filed on August 13, 2010 and ICO’s reply brief on cross appeal is due to be filed on November 1, 2010. No date has been set for argument. We believe that we have substantial arguments on appeal, which we intend to pursue vigorously.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers initially sought over $385 in damages and $10 in lost profits, but revised their demand to $263. BSSI has asserted a counterclaim against Telesat for $6 in unpaid performance incentive payments and also a $180 contingent counterclaim on the theory that any ultimate award to reimburse the insurers for their payments to Telesat could only result from Telesat’s breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand. The arbitration was stayed pending an application by Telesat to the Ontario Superior Court on a preliminary issue. On July 16, 2010, the court denied Telesat’s request to exclude certain evidence, but granted its alternative request to remove the Chairperson from the arbitration panel. A new Chairperson was appointed on August 19, 2010, and the stay has been lifted, although the arbitration hearing has not yet been rescheduled.

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

Civil Securities Litigation

On November 13, 2009, plaintiff shareholders filed a putative securities fraud class action against The Boeing Company and two of our senior executives in federal district court in Chicago. This lawsuit arises from our June 2009 announcement that the first flight of the 787 Dreamliner would be postponed due to a need to reinforce an area within the side-of-body section of the aircraft. Plaintiffs contend that we were aware before June 2009 that the first flight could not take place as scheduled due to issues with the side-of-body section of the aircraft, and that our determination not to announce this delay earlier resulted in an artificial inflation of our stock price for a multi-week period in May and June 2009. In March 2010, we filed a motion to dismiss the complaint for failure to state a cognizable claim, and, on May 26, 2010, the Court granted the motion and dismissed the complaint in its entirety. On June 22, 2010, the Court accepted the plaintiff’s amended complaint. On July 2, 2010, we filed a motion to dismiss the amended complaint, and, on August 10, 2010, the Court denied the motion. We answered the amended complaint on August 30, 2010. On September 24, 2010, we moved to strike the portions of the amended complaint attributed to a confidential source and to dismiss the complaint with prejudice. On October 14, 2010, the Court denied our motions and discovery has commenced.

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

Note 14 – Business Segment Data

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

Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Commercial Airplanes	$396	$586	$186	$184
Boeing Capital Corporation	59	65	26	21

Total	$455	$651	$212	$205

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

	Nine months ended September 30		Three months ended September 30
Unallocated items and eliminations	2010	2009	2010	2009
Share-based plans	$(112)	$(140)	$(22)	$(24)
Deferred compensation expense	(84)	(134)	(47)	(88)
Pension	64	69	21	24
Postretirement	(36)	(61)	(12)	(17)
Capitalized interest	(41)	(42)	(13)	(15)
Other unallocated items and eliminations	(253)	(163)	(154)	(82)

Total	$(462)	$(471)	$(227)	$(202)

Segment assets and liabilities are summarized in the following tables.

Assets	September 30 2010	December 31 2009
Commercial Airplanes	$25,801	$20,353
Boeing Defense, Space & Security:
Boeing Military Aircraft	6,841	6,075
Network & Space Systems	7,817	7,434
Global Services & Support	3,795	3,716

Total Boeing Defense, Space & Security	18,453	17,225
Boeing Capital Corporation	5,866	6,178
Other segment	664	949
Unallocated items and eliminations	14,438	17,348

Total	$65,222	$62,053

Liabilities
Commercial Airplanes	$18,958	$18,616
Boeing Defense, Space & Security:
Boeing Military Aircraft	3,618	4,041
Network & Space Systems	936	1,023
Global Services & Support	1,397	1,510

Total Boeing Defense, Space & Security	5,951	6,574
Boeing Capital Corporation	3,897	4,538
Other segment	854	872
Unallocated items and eliminations	31,010	29,228

Total	$60,670	$59,828

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2010, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2009, and the related consolidated statements of operations, equity and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated statements of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

October 20, 2010

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

(1)general conditions in the economy and our industry, including those due to regulatory changes;

(2)risks attributable to our reliance on our commercial customers, our suppliers and the worldwide market;

(3)risks related to our dependence on U.S. government contracts;

(4)our reliance on fixed-price contracts, which could subject us to losses in the event of cost overruns;

(5)risks related to our development programs, including the 787 and 747-8 commercial aircraft programs;

(6)risks related to cost-type contracts;

(7)uncertainties concerning contracts that include in-orbit incentive payments;

(8)changes in accounting estimates;

(9)significant changes in discount rates and actual investment return on pension assets;

(10)work stoppages or other labor disruptions;

(11)changes in the competitive landscape in the markets in which we operate;

(12)risks related to our doing business in other countries, including sales to non-U.S. customers;

(13)potential adverse developments in new or pending litigation and/or government investigations;

(14)changes in the financial condition or regulatory landscape of the commercial airline industry as they relate to Boeing Capital Corporation;

(15)changes in our ability to obtain debt on commercially reasonable terms and at competitive rates in order to fund our operations and contractual commitments;

(16)	risks related to realizing the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliance or divestitures;

(17)	adequacy of our insurance coverage to cover significant risk exposures; and

(18)	potential business disruptions related to physical security threats, information technology attacks or natural disasters.

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including, but not limited to, the “Risk Factors” on pages 6 through 13 of our most recent Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 7, 8 and 13 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Revenues	$47,756	$50,344	$16,967	$16,688
Earnings/(loss) from operations	$3,868	$403	$1,387	$(2,151)
Operating margins	8.1%	0.8%	8.2%	-12.9%
Effective income tax rate	38.8%	71.3%	32.7%	30.6%
Net earnings/(loss) from continuing operations	$2,145	$52	$837	$(1,560)
Diluted earnings/(loss) per share	$2.89	$0.06	$1.12	$(2.23)

(Dollars in millions)	September 30 2010	December 31 2009
Contractual backlog	$301,471	$296,500
Unobligated backlog	19,425	19,058

Revenues

The following table summarizes revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Commercial Airplanes	$23,650	$24,868	$8,749	$7,883
Boeing Defense, Space & Security	23,778	25,114	8,182	8,744
Boeing Capital Corporation	494	496	170	166
Other segment	107	125	27	51
Unallocated items and eliminations	(273)	(259)	(161)	(156)

Total	$47,756	$50,344	$16,967	$16,688

Revenues for the nine months ended September 30, 2010 decreased by $2,588 million or 5% when compared with the same period in 2009. Commercial Airplanes revenues for the nine months decreased by $1,218 million. The decrease reflects lower deliveries on the 747 program due to the planned transition from the 747-400 to the 747-8 derivative and lower 777 deliveries primarily resulting from a production rate change to 5 per month beginning in June 2010. These were partially offset by increases in commercial aviation services business. Boeing Defense, Space & Security (BDS) revenues for the nine months decreased by $1,336 million primarily due to lower revenues in the Network & Space Systems (N&SS) segment.

Revenues for the three months ended September 30, 2010 increased by $279 million or 2% when compared with the same period in 2009. Commercial Airplanes revenues for the three months increased by $866 million primarily due to higher new airplane deliveries resulting from improvements on 737 and 777 supplier production challenges related to seats and an increase in commercial aviation services business. BDS revenues for the three months decreased by $562 million, primarily due to lower revenues in the N&SS and Boeing Military Aircraft (BMA) segments.

Earnings From Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Commercial Airplanes	$2,379	$(1,603)	$1,017	$(2,837)
Boeing Defense, Space & Security	2,059	2,470	684	885
Boeing Capital Corporation	146	112	45	39
Other segment	(254)	(105)	(132)	(36)
Unallocated items and eliminations	(462)	(471)	(227)	(202)

Total	$3,868	$403	$1,387	$(2,151)

Operating earnings for the nine and three months ended September 30, 2010 increased by $3,465 million and $3,538 million compared with the same periods in 2009. Commercial Airplanes earnings increased by $3,982 million and $3,854 million primarily due to the absence of $2,619 million of costs related to the first three 787 flight test aircraft included in research and development expense in 2009 and the absence of the 2009 reach-forward losses on the 747 program of $1,352 million and $1,005 million during the nine and three months ended September 30, 2009. BDS earnings decreased by $411 million and $201 million compared with the same periods in 2009 due to lower earnings in the BMA and N&SS segments, partially offset by higher earnings in the Global Services & Support (GS&S) segment. Other segment earnings for the nine and three months decreased by $149 million and $96 million primarily due to an $81 million aircraft impairment charge on 717 aircraft.

The most significant expense items not allocated to segments are shown in the table below:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Share-based plans expense	$(112)	$(140)	$(22)	$(24)
Deferred compensation expense	(84)	(134)	(47)	(88)
Other unallocated items and eliminations	(294)	(205)	(167)	(97)
Pension	64	69	21	24
Postretirement	(36)	(61)	(12)	(17)

Total	$(462)	$(471)	$(227)	$(202)

Deferred compensation expense for the nine and three months ended September 30, 2010 decreased by $50 million and $41 million compared with the same periods of the prior year. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. We recorded net periodic benefit cost related to pensions and other postretirement benefits of $1,430 million and $463 million for the nine and three months ended September 30, 2010 and $1,356 million and $452 million for the nine and three months ended September 30, 2009. Not all net periodic benefit cost is recognized in earnings in the period incurred. A portion of net periodic benefit cost is allocated to production as product cost and a portion remains in inventory at the end of the reporting period.

Other unallocated items and eliminations expense for the nine and three months ended September 30, 2010 increased by $89 million and $70 million compared with the same periods in 2009, primarily due to timing of intercompany expense allocations and elimination of profit on intercompany items.

Earnings from operations included the following net periodic benefit cost allocated to business segments and Other unallocated items and eliminations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2010	2009	2010	2009
Allocated to business segments	(911)	(725)	(301)	(254)
Other unallocated items and eliminations	64	69	21	24

Total	$(847)	$(656)	$(280)	$(230)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefit Plans	2010	2009	2010	2009
Allocated to business segments	(340)	(405)	(112)	(146)
Other unallocated items and eliminations	(36)	(61)	(12)	(17)

Total	$(376)	$(466)	$(124)	$(163)

Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Earnings/(loss) from operations	$3,868	$403	$1,387	$(2,151)
Other income/(expense), net	20	7	(13)	(4)
Interest and debt expense	(384)	(229)	(130)	(92)

Earnings/(loss) before income taxes	3,504	181	1,244	(2,247)
Income tax (expense)/benefit	(1,359)	(129)	(407)	687

Net earnings/(loss) from continuing operations	$2,145	$52	$837	$(1,560)

Interest and debt expense for the nine and three months ended September 30, 2010 increased by $155 million and $38 million compared with the same periods of the prior year due to debt issued in 2009.

The effective tax rates were 38.8% and 32.7% for the nine and three months ended September 30, 2010 and 71.3% and 30.6% for the same periods in the prior year. The decrease in the effective tax rate for the nine months as compared with the same period of the prior year was primarily due to lower pre-tax earnings in 2009. This decrease was partially offset by an income tax charge of $150 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010 and by U.S. research tax credit benefits that existed in 2009, but do not exist in 2010.

For additional discussion related to Income Taxes, see Note 4 to our Condensed Consolidated Financial Statements.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the nine months ended September 30, 2010 was primarily due to a net increase in commercial airplane orders.

Unobligated backlog consists of U.S. and foreign government definitive contracts for which funding has not been authorized and appropriated. The increase in unobligated backlog during the nine months ended September 30, 2010 was primarily due to multi-year procurement contract awards on the F-18 and International Space Station programs, partially offset by funding of existing multi-year contracts including the V-22, Chinook, C-17, Brigade Combat Team Modernization (BCTM) and Proprietary programs.

Segment Results of Operations

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment The fundamental drivers of air travel growth are a combination of economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. The air travel industry is vulnerable to near-term exogenous developments including global economic cycles, disease outbreaks, the threat of terrorism and fuel prices.

Monthly data indicates the airline industry recovery is progressing faster than previously forecasted due to an improved near-term economic outlook. The International Air Transport Association (IATA) now forecasts 2010 global passenger traffic growth of 8%, more than offsetting the estimated 2% decline in 2009 and representing growth over previous peak levels achieved in 2008. IATA’s December 2009 forecast predicted essentially no growth over 2008 levels in 2010. There is significant variation between regions and airline business models with emerging markets and low cost carriers leading the improved passenger traffic outlook. In addition, air cargo traffic is rebounding, growing 24% in the first half of 2010 driven by Asian exports. IATA now anticipates 20% cargo traffic growth in 2010 compared to 7% growth forecast nine months ago. Air cargo is now forecast to grow over previous 2007 peak levels in 2011. As a result of the improved demand outlook, IATA’s airline financial outlook has improved to $8.9 billion from the net losses expected in early 2010. IATA now forecasts all regions except Europe posting net profits in 2010.

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Revenues	$23,650	$24,868	$8,749	$7,883
Earnings from operations	$2,379	$(1,603)	$1,017	$(2,837)
Operating margins	10.1%	-6.4%	11.6%	-36.0%

(Dollars in millions)	September 30 2010	December 31 2009
Contractual backlog	$255,176	$250,476

Revenues

Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	Nine months ended September 30, 2010 vs. September 30, 2009	Three months ended September 30, 2010 vs. September 30, 2009
New airplane sales	$(1,667)	$648
Commercial aviation services business	510	244
Other	(61)	(26)

Total	$(1,218)	$866

Revenues for the nine months ended September 30, 2010 decreased by $1,218 million or 5% compared with the same period of 2009. The decrease in new airplane revenues primarily reflects lower deliveries on the 747 program due to the planned transition from the 747-400 to the 747-8 derivative and lower 777 deliveries primarily resulting from a production rate change to 5 per month beginning in June 2010. The increase in revenues from commercial aviation services business was primarily due to increased sales of spares and freighter conversions.

Revenues for the three months ended September 30, 2010 increased by $866 million or 11%, compared with the same period of 2009. This increase in revenue was primarily attributable to higher new airplane deliveries and an increase in commercial aviation services business driven by sales of spares and freighter conversions. Higher new airplane deliveries were partially the result of improvements on 737 and 777 supplier production challenges related to seats.

Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

Program	737	747	767	777	Total
Deliveries during the first nine months of 2010	281		9	56	346
Deliveries during the first nine months of 2009	280	6	10	63	359
Deliveries during the third quarter of 2010	100		3	21	124
Deliveries during the third quarter of 2009	90		4	19	113
Cumulative deliveries as of 9/30/2010	3,409	1,418	991	892
Cumulative deliveries as of 12/31/2009	3,128	1,418	982	836

Earnings From Operations

Earnings from operations for the nine and three months ended September 30, 2010 increased by $3,982 million and $3,854 million. These increases were primarily due to the absence of the 2009 reclassification from inventory to research and development expense of costs related to the first three 787 flight test aircraft, and the absence of the 2009 reach forward losses on the 747 program. Costs of $2,619 million included in research and development expense for the first three flight-test 787 airplanes were a result of our determination in August 2009 that these aircraft could not be sold, and were primarily responsible for the decrease in research and development expense of $2,540 million and $2,561 million. The reach forward losses on the 747 program of $1,352 million and $1,005 million for the nine and three months ended September 30, 2009 were primarily due to increased production costs and the difficult market conditions affecting the 747-8. The remaining net increase in earnings for the nine and three months ended September 30, 2010 was primarily attributable to changes in revenue.

Backlog

The increase in contractual backlog during the nine months ended September 30, 2010 was due to orders in excess of deliveries and changes in projected revenue escalation, partially reduced by cancellations of orders. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.

Accounting Quantity

The accounting quantities, undelivered units under firm orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of cumulative firm orders were as follows:

	Program
As of 9/30/2010	737	747	767	777	787
Program accounting quantities	5,000	1,524	1,048	1,150	*
Undelivered units under firm orders	2,127	109	53	265	847
Cumulative firm orders[1]	5,536	1,527	1,044	1,157

	Program
As of 12/31/2009	737	747	767	777	787
Program accounting quantities	4,600	1,499	1,035	1,100	*
Undelivered units under firm orders	2,076	108	59	281	851
Cumulative firm orders[1]	5,204	1,526	1,041	1,117

*	The accounting quantity for the 787 program will be determined in the quarter of first airplane delivery, targeted for first quarter of 2011.

[1]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Program The accounting quantity for the 737 program increased by 400 units during the second quarter of 2010 due to the program’s normal progress of obtaining additional orders and delivering aircraft. During 2010, we announced that monthly production of the 737 will increase from 31.5 to 35 airplanes per month beginning in the first quarter of 2012 and will further increase to 38 airplanes per month beginning in the second quarter of 2013.

747 Program The accounting quantity for the 747 program increased by 25 units during the second quarter of 2010. During 2009 and 2008, we recorded charges of $1,352 million and $685 million to recognize reach-forward losses on the 747 program. First flight of the 747-8 Freighter occurred on February 8, 2010. A fourth aircraft was added to the flight test program in July 2010 to improve flight test efficiency. On September 30, 2010, we announced that the expected first delivery of the 747-8 Freighter would move to the middle of 2011 and a fifth airplane will be added to the flight test fleet to support the new schedule. The new delivery schedule follows an assessment of the expected cumulative impact of flight test discoveries, which include a low frequency vibration in certain flight conditions and an underperforming aileron actuator. While neither issue requires structural changes to the airplane, they have led to disruptions to certification testing, which the program was unable to offset within the prior schedule. This schedule change is not expected to have a material impact on our 2010 financial results. On March 19, 2010, we announced that we will accelerate, from mid-2013 to mid-2012, a planned production rate increase from 1.5 to 2 airplanes per month. Certification and first delivery of the Intercontinental passenger derivative is expected in the fourth quarter of 2011. Schedule and other risks inherent in the demanding flight test and certification phases of program development remain. The gap between the delivery of the last 747-400, which occurred in 2009, and first deliveries of the 747-8 will result in lower 747 program revenues in 2010 and in the first half of 2011.

767 Program The accounting quantity for the 767 program increased by 13 units during the second quarter of 2010.

777 Program The accounting quantity for the 777 program increased by 50 units during the second quarter of 2010. In April 2009, we announced that monthly production of the 777 will decline from 7 to 5 airplanes per month beginning in June 2010. The lower production rate from June 2010 through mid-2011 will decrease revenues and earnings in 2010 and 2011. On March 19, 2010, we announced that we will accelerate by approximately six months, from early 2012 to mid-2011, a planned production rate increase to 7 airplanes per month.

787 Program On August 27, 2010, we announced that the expected date of first delivery of the 787 has been moved to mid-first quarter 2011. The schedule revision followed an assessment of the cumulative impact of a number of issues, including supplier workmanship issues related to the horizontal stabilizer, instrumentation delays and the expected availability date of an engine needed to support the final phases of flight test.

The sixth flight test aircraft entered flight testing on October 4, 2010. We continue to expect to perform a limited amount of testing on two production-configured airplanes prior to first delivery. We continue to work toward our planned increases in 787 production rates as well as the timely introduction of the 787-9 derivative. Such efforts include the construction of a second assembly line in North Charleston, South Carolina and establishing transitional surge capacity at our Everett, Washington location. On July 1, 2010, we completed firm configuration of the 787-9 airplane with first delivery scheduled for late 2013.

During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these aircraft were included in research and development expense. We believe that the other three 787 flight test aircraft are commercially saleable and we continue to include costs related to those aircraft in program inventory at September 30, 2010. If we determine that one or more of the other flight test aircraft cannot be sold, we may incur additional charges.

We continue to monitor and address other areas of challenge associated with assembly of initial airplanes including management of our extended global supply chain, completion and integration of traveled work as well as weight and systems integration. For example, during the second quarter of 2010 we delayed some 787 component deliveries to reduce out of sequence work moving into final assembly at our Everett factory and improve supply chain efficiency.

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

The cumulative impacts of the production challenges, schedule delays and customer and supplier impacts create significant pressure on program revenue and cost estimates. We continue to assess our mitigation plans and cost-reduction efforts to address these pressures.

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

BDS Realignment

Effective January 1, 2010, certain programs were realigned between BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 14 to our Condensed Consolidated Financial Statements.

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Revenues	$23,778	$25,114	$8,182	$8,744
Earnings from operations	$2,059	$2,470	$684	$885
Operating margins	8.7%	9.8%	8.4%	10.1%

(Dollars in millions)	September 30 2010	December 31 2009
Contractual backlog	$46,295	$46,024
Unobligated backlog	19,269	18,815

Revenues

BDS revenues for the nine and three months ended September 30, 2010 decreased by $1,336 million and $562 million compared with the same periods in 2009. The decreases are primarily due to lower revenues in the N&SS segment for both the nine and three months and lower revenues in the BMA segment for the three months.

Earnings From Operations

BDS earnings for the nine and three months ended September 30, 2010 decreased by $411 million and $201 million compared with the same periods in 2009, due to lower earnings in the BMA and N&SS segments, partially offset by higher earnings in the GS&S segment. Operating margins decreased by 1.1% and 1.7% compared with the same periods in 2009, primarily due to lower margins in the BMA and N&SS segments.

Backlog

Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which governmental funding has not yet been authorized and appropriated. BDS total backlog increased 1% in 2010, from $64,839 million to $65,564 million, due to multi-year procurement contract awards on the F-18 and International Space Station programs, partially offset by current year deliveries and sales on multi-year contracts awarded in prior years.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Family of Beyond Line-of-Sight Terminals, BCTM, Ground-based Midcourse Defense (GMD), Joint Tactical Radio System, P-8A and Proprietary programs.

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

Boeing Military Aircraft

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Revenues	$10,611	$10,499	$3,790	$4,000
Earnings from operations	$935	$1,165	$312	$480
Operating margins	8.8%	11.1%	8.2%	12.0%

(Dollars in millions)	September 30 2010	December 31 2009
Contractual backlog	$25,683	$26,354
Unobligated backlog	10,159	9,297

Revenues

BMA revenues for the nine and three months ended September 30, 2010 increased by $112 million and decreased by $210 million, an increase of 1% and decrease of 5% compared with the same periods in 2009. Higher revenues on the Chinook, F-18 and AEW&C programs were partially offset in the nine month period by lower C-17 and Apache revenues. Revenues decreased during the three months ended September 30, 2010 primarily due to lower C-17 revenues.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
F/A-18 Models	39	36	15	13
F-15E Eagle	10	10	3	4
C-17 Globemaster	10	12	4	5
AH-64 Apache	11	20	2	7
CH-47 Chinook	13	4	5	3
AEW&C	3
International KC-767 Tanker		1
T-45TS Goshawk		6		2

Total new-build production aircraft	86	89	29	34

Earnings From Operations

BMA operating earnings for the nine and three months ended September 30, 2010 decreased by $230 million and $168 million, a 20% and 35% decrease from the same periods in 2009. The decreases in the nine and three month periods are primarily due to lower deliveries of C-17 aircraft and less favorable pricing and mix on the C-17 program.

Backlog

BMA total backlog was $35,842 million at September 30, 2010, a 1% increase from December 31, 2009, primarily due to a multi-year contract award on the F-18 program and a fiscal year 2009 C-17 contract award, partially offset by deliveries and sales on multi-year contracts awarded in prior years.

Additional Considerations

Items which could have a future impact on BMA operations include the following:

AEW&C The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle and Peace Eye include four aircraft each. During the nine months ended September 30, 2010 and 2009, we recorded charges increasing the reach-forward losses on the AEW&C program in Turkey by $49 million and $8 million. The 2010 and 2009 charges primarily related to schedule delays. During the second quarter of 2010, three Wedgetail aircraft were delivered to Australia with initial customer acceptance. Wedgetail final customer acceptance is scheduled to be completed in the third quarter of 2011. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed.

International KC-767 Tanker Program The International KC-767 Tanker program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. The final delivery to Japan was made in December 2009. During the nine months ended September 30, 2010 and 2009, we recorded charges increasing the reach-forward losses on the International KC-767 Tanker programs by $50 million and $51 million. The Italian International KC-767 program is ongoing, and while we believe the revenue and cost estimates incorporated in the financial statements are appropriate, the technical complexity of the program creates financial risk as additional completion and development costs may be necessary or remaining scheduled delivery dates could be delayed.

C-17 See the discussion of possible decision to complete C-17 production in Note 7 to our Condensed Consolidated Financial Statements.

Network & Space Systems

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Revenues	$7,021	$8,492	$2,344	$2,711
Earnings from operations	$493	$698	$152	$252
Operating margins	7.0%	8.2%	6.5%	9.3%

(Dollars in millions)	September 30 2010	December 31 2009
Contractual backlog	$8,295	$7,746
Unobligated backlog	9,045	9,187

Revenues

N&SS revenues for the nine and three months ended September 30, 2010 decreased by $1,471 million and $367 million or 17% and 14% compared with the same periods in 2009. The decreases in both periods are primarily due to lower volume on the BCTM and GMD programs.

Earnings From Operations

N&SS operating earnings for the nine and three months ended September 30, 2010 decreased by $205 million and $100 million, a 29% and 40% decrease from the same period in 2009. The earnings decreases are primarily due to lower revenues.

Backlog

N&SS total backlog was $17,340 million at September 30, 2010, an increase of 2% from December 31, 2009. The increase is primarily due to a multi-year contract award on the International Space Station program and GMD contract awards, partially offset by revenues recognized on the BCTM program.

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

In connection with the formation of ULA, we and Lockheed each committed to provide up to $200 million to support its working capital requirements through December 1, 2011. We and Lockheed transferred performance responsibility for certain U.S. government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government. We and Lockheed have also each committed to provide ULA with up to $197 million of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5 to our Condensed Consolidated Financial Statements.

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 million of Boeing Delta launch program inventory included in contributed assets plus $1,860 million of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,195 million of inventory that was contributed by us and has made advance payments of $240 million to us under the inventory supply agreement. We recorded revenues and cost of sales of $52 million under the inventory supply agreement through September 30, 2010. As part of its integration, ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. In the event ULA is unable to sell additional Delta II inventory, earnings could be reduced by up to $70 million.

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the U.S. Air Force (USAF) for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim and in June 2009, ULA filed an appeal. During 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to expiration. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $283 million in pre-tax losses associated with the three missions, representing up to $261 million for the indemnification payment and up to $22 million for our portion of additional contract losses incurred by ULA.

Sea Launch See the discussion of the Sea Launch Chapter 11 Filing in Note 7 to our Condensed Consolidated Financial Statements.

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) in Note 13 to our Condensed Consolidated Financial Statements.

Global Services & Support

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Revenues	$6,146	$6,123	$2,048	$2,033
Earnings from operations	$631	$607	$220	$153
Operating margins	10.3%	9.9%	10.7%	7.5%

(Dollars in millions)	September 30 2010	December 31 2009
Contractual backlog	$12,317	$11,924
Unobligated backlog	65	331

Revenues

GS&S revenues for the nine and three months ended September 30, 2010 increased by $23 million and $15 million compared with the same periods in the prior year. The increases are primarily due to higher revenues on several Integrated Logistics (IL) programs, partially offset by lower revenues on several Maintenance, Modifications and Upgrades (MM&U) programs.

Earnings From Operations

GS&S operating earnings for the nine and three months ended September 30, 2010 increased by $24 million and $67 million compared with the same periods in 2009 primarily due to a third quarter 2009 unfavorable contract adjustment.

Backlog

GS&S total backlog was $12,382 million at September 30, 2010, an increase of 1% from December 31, 2009 primarily due to increases in MM&U programs, partially offset by decreases in Training Systems and Services programs.

Boeing Capital Corporation

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Revenues	$494	$496	$170	$166
Earnings from operations	$146	$112	$45	$39
Operating margins	30%	23%	26%	23%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the nine and three months ended September 30, 2010, decreased $2 million and increased $4 million when compared with the same periods in 2009.

Earnings From Operations

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the nine and three months ended September 30, 2010 increased by $34 million and $6 million compared with the same periods in 2009 primarily due to lower interest expense, lower asset impairment expense and a lower provision for losses.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2010	December 31 2009
BCC customer financing and investment portfolio	$4,967	$5,666
Valuation allowance as a % of total receivables	3.3%	2.5%
Debt	$3,499	$4,075
Debt-to-equity ratio	5.0-to-1	5.8-to-1

BCC’s customer financing and investment portfolio at September 30, 2010 decreased from December 31, 2009 due to normal portfolio run-off and asset pre-payments. At September 30, 2010 and December 31, 2009, BCC had $621 million and $385 million of assets that were held for sale or re-lease, of which $54 million and $345 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. The increase was primarily due to BCC’s termination of aircraft leases with Aevovias Caribe S.A. de C.V. (Click), an affiliate of Compania Mexicana de Aviacion S.A. de C.V. (Mexicana), in August 2010. Additionally, aircraft subject to leases with a carrying value of approximately $115 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or we are seeking to have the leases extended.

Bankruptcies

In August 2010, Mexicana filed for bankruptcy protection in Mexico and the United States. At the time of those filings, BCC had leased and delivered 19 717 aircraft to Click, and 6 additional 717 aircraft were scheduled for delivery to Click under executed leases. On August 27, 2010, BCC served Click a notice of termination of all 25 leases as a result of non-payment. On or about August 28, 2010, Click ceased flight operations. In September 2010, Click filed for bankruptcy protection. We are currently seeking recovery of the 19 aircraft that had been delivered to Click. We recorded an $81 million net impairment charge related to certain 717 aircraft leased to Click. This charge was primarily recorded in the Other segment due to an intercompany guarantee between us and BCC. Additional impairment charges could be recorded if we are unable to re-lease the aircraft at anticipated rental rates.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with BCC. As of September 30, 2010, BCC has not reached agreement on any restructuring requests that would have a material adverse effect on its earnings, cash flows and/or financial position.

Southwest/AirTran Merger

On September 26, 2010, Southwest Airlines Co. (Southwest) and AirTran Holdings, Inc. (AirTran) entered into an Agreement and Plan of Merger, whereby Southwest will acquire, subject to certain conditions, all of the outstanding common stock of AirTran. AirTran, together with its subsidiaries, represents approximately 25% of our gross customer financing portfolio carrying value, consisting principally of 717 aircraft. AirTran is the largest customer in terms of BCC’s segment revenue and customer financing portfolio carrying value. We are evaluating the planned merger and its potential impacts on our business.

Other Segment

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2010	2009	2010	2009
Revenues	$107	$125	$27	$51
Loss from operations	(254)	(105)	(132)	(36)

Other segment losses for nine and three months ended September 30, 2010 increased by $149 million and $96 million compared with the same periods in 2009 primarily due to the $81 million aircraft impairment charge discussed above under Bankruptcies in the BCC segment. For the nine months ended September 30, 2010 higher environmental remediation expenses also contributed to the $149 million increase.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2010	2009
Net earnings	$2,143	$44
Non-cash items	1,688	1,668
Changes in working capital	(1,995)	679

Net cash provided by operating activities	1,836	2,391
Net cash used by investing activities	(6,480)	(2,149)
Net cash (used)/provided by financing activities	(1,645)	2,545
Effect of exchange rate changes on cash and cash equivalents	(62)	40

Net (decrease)/increase in cash and cash equivalents	(6,351)	2,827
Cash and cash equivalents at beginning of year	9,215	3,268

Cash and cash equivalents at end of period	$2,864	$6,095

Operating Activities Net cash provided by operating activities of $1,836 million during the nine months ended September 30, 2010 decreased by $555 million compared to the same period in 2009 primarily due to higher net working capital in 2010. The net working capital increase was driven by growth in inventory as we continue to build inventories prior to the anticipated delivery and production ramp-up of the 787 and 747-8 programs.

Investing Activities Cash used by investing activities totaled $6,480 million during the nine months ended September 30, 2010 compared with $2,149 million used during the same period in 2009, largely due to net contributions to investments, primarily time deposits, of $5,088 million during the nine months ended September 30, 2010. In August 2010, we acquired Argon ST, Inc. for $782 million, net of cash acquired. This was partially offset by $240 million of lower capital spending on property, plant and equipment additions and the receipt of economic development program funds. For the full-year 2010, we expect capital spending to be higher than 2009 due to the construction of a second 787 final assembly line in North Charleston, South Carolina.

Financing Activities Cash used by financing activities totaled $1,645 million during the nine months ended September 30, 2010 compared with $2,545 million provided during the nine months ended September 30, 2009, primarily due to proceeds from borrowings of $3,772 million in 2009.

During the nine months ended September 30, 2010, we repaid $655 million of debt, including repayments of $621 million of debt held at BCC. The recorded balance of debt as of September 30, 2010 was $12,419 million, of which $953 million was classified as short-term. This includes $3,499 million of debt recorded at BCC, of which $825 million was classified as short-term.

During the nine months ended September 30, 2010, we did not repurchase any shares through our open market share repurchase program and had 442,878 shares transferred to us from employees for tax withholding. During the nine months ended September 30, 2009, we repurchased 1,173,152 shares at an average price of $42.94 in our open market share repurchase program and 429,245 shares were transferred to us from employees for tax withholding. Cash used for treasury share repurchases was $50 million for the nine months ended September 30, 2009.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of

September 30, 2010, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $3,550 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings in the future.

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

As of September 30, 2010, we continue to be in full compliance with all covenants contained in our debt agreements. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering such debt covenants, we continue to have substantial borrowing capacity.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 8 to our Condensed Consolidated Financial Statements.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 13 to our Condensed Consolidated Financial Statements, including our contesting the default termination of the A-12 aircraft, employment and benefits litigation brought by several of our current or former employees, litigation/arbitration involving BSSI and civil securities litigation.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $743 million at September 30, 2010. For additional information, see Note 7 to our Condensed Consolidated Financial Statements.

Income Taxes We have recorded a net liability of $1,595 million at September 30, 2010 for uncertain tax positions. For further discussion of income taxes, see Note 4 to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2009.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended September 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
7/1/2010 thru 7/31/2010	118,453	$62.12		$3,610
8/1/2010 thru 8/31/2010	10,530	64.53		3,610
9/1/2010 thru 9/30/2010	7,250	63.03		3,610

Total	136,233	$62.35

(1)	We purchased an aggregate of 136,233 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Exhibits

(10)	Material Contracts

(i) Summary of Nonemployee Director Compensation

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31)(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 20, 2010	/s/ Gregory D. Smith
(Date)	Gregory D. Smith
Vice President of Finance
& Corporate Controller
(Chief Accounting Officer)