Form 10-K
period 2010-12-31
BOEING CO
filed 2011-02-09
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-442

THE BOEING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	91-0425694
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

100 N. Riverside Plaza, Chicago, IL	60606-1596
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (312) 544-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5 par value	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, there were 731,190,389 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $45.9 billion.

The number of shares of the registrant’s common stock outstanding as of February 1, 2011 was 736,295,504.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2010.

THE BOEING COMPANY

Index to the Form 10-K

For the Fiscal Year Ended December 31, 2010

Item 1. Business

The Boeing Company, together with its subsidiaries (herein referred to as “Boeing,” the “Company,” “we,” “us,” “our”), is one of the world’s major aerospace firms.

We are organized based on the products and services we offer. We operate in five principal segments:

•	Commercial Airplanes;

•	Our Boeing Defense, Space & Security (BDS) business comprises three segments:

•	Boeing Military Aircraft (BMA),

•	Network & Space Systems (N&SS) and

•	Global Services & Support (GS&S); and

•	Boeing Capital Corporation (BCC).

Our Other segment includes the unallocated activities of Engineering, Operations & Technology (EO&T) and Shared Services Group (SSG), as well as intercompany guarantees provided to BCC. EO&T provides Boeing with technical and functional capabilities, including information technology, research and development, test and evaluation, technology strategy development, environmental remediation management and intellectual property management.

Commercial Airplanes Segment

The Commercial Airplanes segment develops, produces and markets commercial jet aircraft and provides related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and non-U.S. airlines. This family of commercial jet aircraft in production includes the 737 narrow-body model and the 767 and 777 wide-body models. The 747-8 and 787 wide-body models are currently under development. The Commercial Airplanes segment also offers aviation services support, aircraft modifications, spares, training, maintenance documents and technical advice to commercial and government customers worldwide.

Boeing Defense, Space & Security

Our BDS operations principally involve research, development, production, modification and support of the following products and related systems: global strike systems, including fighters, bombers, combat rotorcraft systems, weapons and unmanned systems; global mobility systems, including transport and tanker aircraft, rotorcraft transport and tilt-rotor systems; airborne surveillance and reconnaissance aircraft, including command and control, battle management and airborne anti-submarine aircraft; network and tactical systems, including information and battle management systems; intelligence and security systems; missile defense systems; space and intelligence systems, including satellites and commercial satellite launching vehicles; and space exploration. BDS is committed to providing affordable, best-of-industry solutions and brings value to customers through its ability to solve the most complex problems utilizing expertise in large-scale systems integration, knowledge of legacy platforms and development of common network-enabled solutions across all customers’ domains. BDS’ primary customer is the United States Department of Defense (U.S. DoD) with 82% of BDS 2010 revenues being derived from this customer. Other significant revenues were derived from the National Aeronautics and Space Administration (NASA) and international defense markets, civil markets and commercial satellite markets. BDS consists of three capabilities-driven businesses: BMA, N&SS and GS&S. Additionally, the Phantom Works group is an integrated team that works with the three businesses via product development, rapid prototyping and customer engagement through experimentation and enterprise technology investment strategies.

Boeing Military Aircraft Segment

This segment is engaged in the research, development, production and modification of manned and unmanned military weapons systems for the global strike, mobility and surveillance and engagement markets as well as related services. Included in this segment are the A160 Hummingbird, AH-64 Apache, Airborne Early Warning and Control (AEW&C), CH-47 Chinook, C-17 Globemaster, EA-18G Growler Airborne Attack Electronic Aircraft, F/A-18E/F Super Hornet, F-15 Strike Eagle, F-22 Raptor, Harpoon, KC-767 International Tanker, Joint Direct Attack Munition, P-8A Poseidon, P8-I, ScanEagle, Small Diameter Bomb and V-22 Osprey.

Network & Space Systems Segment

This segment is engaged in the research, development, production and modification of products and services to assist our customers in transforming their operations through network integration, information, intelligence and surveillance systems, communications, architectures and space exploration. Included in this segment are the Airborne Laser, Family of Advanced Beyond Line-of-Sight Terminals (FAB-T), Brigade Combat Team Modernization (BCTM), Future Rapid Effects System, Global Positioning System, Ground-based Midcourse Defense (GMD), International Space Station, Joint Tactical Radio System (JTRS), Satellite Systems, Cyber and Security Programs, Space Payloads and Space Shuttle.

Global Services & Support Segment

This segment is engaged in the operations, maintenance, training, upgrades and logistics support functions for military platforms and operations. Included in this segment are the following activities: Integrated Logistics on platforms including AH-64, AV-8B, C-17, CH-47, F-15, F/A-18, F-22, GMD, KC-767 International Tanker and V-22; Maintenance, Modifications and Upgrades on platforms including A-10, B-1, B-52, C-32, C-40, C-130, E-4B, E-6, KC-10, KC-135, T-38 and VC-25; Training Systems and Services on platforms including AH-64, C-17, F-15, F-16, F/A-18 and T-45; and Defense and Government Services including the UK Future Logistics Information Services program.

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

Financial and Other Business Information

See page 55 for the Summary of Business Segment Data and Note 21 to our Consolidated Financial Statements for financial information, including revenues and earnings from operations, for each of our business segments.

Intellectual Property

We own numerous patents and have licenses for the use of patents owned by others, which relate to our products and their manufacture. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. For example, the U.S. government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Unpatented research, development and engineering skills, as well as certain trademarks and other intellectual property rights, also make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of each of our businesses, we do not believe that our business would be materially affected by the expiration of any particular intellectual property right or termination of any particular intellectual property patent license agreement.

Non-U.S. Revenues

See Note 21 to our Consolidated Financial Statements for information regarding non-U.S. revenues.

Research and Development

Research and development expenditures involve experimentation, design, development and related test activities for defense systems, new and derivative jet aircraft including both commercial and military, advanced space and other company-sponsored product development. These are expensed as incurred including amounts allocable as reimbursable overhead costs on U.S. government contracts.

Our total research and development expense amounted to $4.1 billion, $6.5 billion and $3.8 billion in 2010, 2009 and 2008, respectively. The 2008 amount is net of 787-related research and development cost sharing payments from suppliers of $50 million. Research and development expense in 2009 included $2.7 billion of production costs related to the first three flight test 787 aircraft that cannot be sold due to the inordinate amount of rework and unique and extensive modifications that would be made to the aircraft.

Research and development costs also include bid and proposal efforts related to government products and services, as well as costs incurred in excess of amounts estimated to be recoverable under cost-sharing research and development agreements. Bid and proposal costs were $355 million, $343 million and $330 million in 2010, 2009 and 2008, respectively.

Research and development highlights for each of the major business segments are discussed in more detail in Segment Results of Operations and Financial Condition on pages 22 – 38.

Employees

Total workforce level at December 31, 2010 was 160,500.

As of December 31, 2010, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with the Union
The International Association of Machinists and Aerospace Workers (IAM)	19%	We have two major agreements; one expiring in September of 2012 and one in January of 2015.

The Society of Professional Engineering Employees in Aerospace (SPEEA)	13%	We have two major agreements expiring in October of 2012.

The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	2%	We have two major agreements; one expiring in October of 2014 and one in February of 2015.

Competition

The commercial jet aircraft market and the airline industry remain extremely competitive. We face aggressive international competitors who are intent on increasing their market share, such as Airbus, Embraer and Bombardier, and other entrants from Russia, China and Japan. We are focused on improving our processes and continuing cost reduction efforts. We intend to continue to compete with other airplane manufacturers by providing customers with greater value products, services, and support. We continue to leverage our extensive customer support services network which includes aviation support, spares, training, maintenance documents and technical advice for airlines throughout the world to provide a higher level of customer satisfaction and productivity.

BDS faces strong competition in all market segments, primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation. Non-U.S. companies such as BAE Systems and European Aeronautic Defence and Space Company (EADS), the parent of Airbus, continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain of our competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2011 with many international firms pursuing announced intentions of increasing their U.S. presence.

Regulatory Matters

Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including but not limited to all of the branches of the U.S. military, NASA and the Department of Homeland Security. Similar government authorities exist in our international markets.

U.S. Government Contracts. The U.S. government, and other governments, may terminate any of our government contracts at their convenience, as well as for default, based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default.

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

Environmental. We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We continually assess our compliance status and management of environmental matters to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Operating and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if more stringent clean-up standards are imposed, additional contamination is discovered and/or clean-up costs are higher than estimated.

A Potentially Responsible Party (PRP) has joint and several liability under existing U.S. environmental laws. Where we have been designated a PRP by the Environmental Protection Agency or a state environmental agency, we are potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites. If we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights to contribution from other PRPs. For additional information relating to environmental contingencies, see Note 11 to our Consolidated Financial Statements.

International. Our international sales are subject to U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls and repatriation of earnings. International sales are also subject to varying currency, political and economic risks.

Raw Materials

We are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take one year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of companies.

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

Other Information

Boeing was originally incorporated in the State of Washington in 1916 and reincorporated in Delaware in 1934. Our principal executive offices are located at 100 N. Riverside Plaza, Chicago, Illinois 60606 and our telephone number is (312) 544-2000.

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

Forward-Looking Statements

This report, as well as our Annual Report to Shareholders, quarterly reports, and other filings we make with the SEC, press releases and other written and oral communications, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Forward-looking statements include any statement that does not directly relate to any historical or current fact.

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

Item 1A. Risk Factors

An investment in our common stock or debt securities involves risks and uncertainties and our actual results and future trends may differ materially from our past or projected future performance. We urge investors to consider carefully the risk factors described below in evaluating the information contained in this report.

Our commercial aircraft business depends heavily on commercial airlines and our suppliers, and is subject to unique risks.

Our ability to deliver aircraft on time depends on a variety of factors, which are subject to unique risks. Our ability to deliver aircraft on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials (such as aluminum, titanium and composites) and internally and supplier produced parts and structures, conversion of raw materials into parts and assemblies, performance of suppliers and subcontractors and regulatory certification. The failure of any or all of these factors could result in significant out-of-sequence work and disrupted process flows adversely affecting production schedules and program/contract profitability, the latter through increased costs as well as possible customer and/or supplier claims or assertions. In addition, the introduction of new commercial aircraft programs and major derivative aircraft involves increased risk associated with meeting development, production and certification schedules.

Market conditions have a significant impact on our ability to sell aircraft into the future. The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger and cargo traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability, both in developed and emerging countries. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, availability of financing, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes and price and other competitive factors.

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

Commercial aircraft pricing is based in part on escalation formulas established well in advance of delivery and is therefore subject to factors beyond our control. Price escalation provisions in our sales contracts are designed to adjust for economic fluctuations between the contract date and aircraft delivery, a period which can span many years. As a result, aircraft pricing generally consists of a fixed amount as modified by a price escalation formula using pre-defined factors. Our revenue estimates are based on current expectations with respect to these escalation formulas. Changes in escalation amounts can significantly impact revenues and operating margins in our Commercial Airplanes business.

We derive a significant portion of our revenues from a limited number of major commercial airlines. We can make no assurance that any customer will purchase additional products or services from us after our contract with the customer ends. In addition, fleet decisions, consolidation or financial challenges involving any of our major commercial airline customers could significantly reduce our revenues and limit our opportunity to generate profits from those customers.

Our commercial aircraft production rates could change. Production rate reductions could cause us to incur disruption and other costs and result in infrastructure costs being allocated to a smaller quantity of airplanes, all of which could reduce our profitability. The introduction of a new aircraft program and/or higher orders for our aircraft could lead to production rate increases in order to meet the delivery schedules. Failure to successfully implement any production rate changes could lead to extended delivery commitments, and depending on the length of delay in meeting delivery commitments, additional costs and customers rescheduling their deliveries or terminating their related contract with us.

The profitability of our commercial aircraft development programs depends upon a variety of factors, which are subject to unique risks.

We are currently engaged in the demanding flight testing and certification phases of program development on both the 787-8 and 747-8 Freighter aircraft. These airplanes have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As a result, our ability to deliver aircraft on time, meet contractual performance requirements and achieve program profitability is subject to significant risks.

Operational issues, including delays or defects in supplier components, the inability to efficiently and cost-effectively incorporate design changes into production aircraft, and aircraft performance issues, could result in additional expenses or lower program revenues. For example, in 2009 we determined that three of the six 787 flight test aircraft could not be sold due to the inordinate amount of work that would be required to prepare the aircraft for sale. As a result, we reclassified $2.7 billion from inventory to research and development expense. If we determine that one or more of the other flight test aircraft will not be sold, we may incur additional charges. In addition, flight testing and certification delays or supplier or other operational challenges that impact our ability to achieve our targeted production rates may result in aircraft delivery delays and higher costs to complete. For example, on January 18, 2011, we announced that the expected date of first delivery of our 787 Dreamliner had been moved to the third quarter of 2011 due to a combination of flight testing delays, supplier challenges and other issues common to commercial aircraft development programs. Our inability to deliver aircraft to our customers in a timely manner could result in order cancellations or other significant financial exposures, or could otherwise reduce the profitability of our Commercial Airplanes business. We continue to work with our customers and suppliers to assess the specific impact of schedule changes and otherwise to ensure that our aircraft meet customer expectations.

Looking beyond entry into service for the 787-8 and 747-8 Freighter, we continue to work toward improving production efficiencies and supplier performance, incorporating design changes into aircraft that have already been produced, improving aircraft performance, successfully implementing planned increases in production rates and introducing the 787-9 and 747-8 Intercontinental airplanes. For example, we are increasing production capacity in Everett and Charleston and working closely with our suppliers to support 787 production rate increases. If assembly line ramp-up efforts are delayed or if our suppliers cannot timely deliver components to us at the rates necessary to achieve our planned rate increases, we may be unable to meet delivery targets and the financial performance of one or more of our programs may suffer.

Management uses its best judgment to estimate the cost to perform the work, the price we will eventually be paid and the number of units to include in the initial accounting quantity. Changes to estimates of the program accounting quantity, customer and model mix, production costs and rates, learning curve, costs of derivative aircraft, customer negotiations/settlements, supplier claims and certification issues could affect margins or result in reach-forward losses. The cumulative impact of production challenges, schedule delays and customer and supplier impacts has resulted in a reach-forward loss on the 747 program and continues to place significant pressure on revenues, costs and the profitability of the 787 program.

Our BDS business could be adversely affected by changing acquisition priorities of the U.S. government, particularly the Department of Defense, including an increased emphasis on affordability.

The U.S. government participates in an increasingly wide variety of operations, including homeland defense, natural disasters, stabilization efforts, counterinsurgency and counterterrorism, that employ our products and services. The U.S. government, primarily operating through the U.S. DoD, continues to adjust its funding priorities in response to this changing threat environment. In addition, defense funding currently faces pressures due to the overall economic environment and competing budget priorities. Due to these pressures, we expect the total U.S. DoD budget growth rate to remain stable or even decline slightly over the next several years. Any reduction in the growth rate or overall levels of U.S. DoD spending or cancellations or delays impacting existing contracts could have a significant impact on the operating results of our BDS business. We also expect that the U.S. DoD will continue to emphasize cost-cutting and other efficiency initiatives in its procurement processes. These initiatives will require us and our competitors to focus increasingly on long-term cost competitiveness and affordability when responding to proposals and/or pursuing development programs. If the priorities of the U.S. government change and/or we are unable to meet affordability targets, our BDS revenues and profitability could be negatively impacted.

We depend heavily on U.S. government contracts, which are subject to unique risks.

In 2010, 43% of our revenues were derived from U.S. government contracts. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control.

The funding of U.S. government programs is subject to congressional appropriations. Many of the U.S. government programs in which we participate may last several years; however, these programs are normally funded annually. Changes in military strategy and priorities may affect our future procurement opportunities and existing programs. Long-term government contracts and related orders are subject to cancellation, delay or restructure, if appropriations for subsequent performance periods are not made. The termination or reduction of funding for existing or new U.S. government programs could result in a material adverse effect on our earnings, cash flow and financial position.

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

Our business is subject to potential U.S. government inquiries and investigations. We are sometimes subject to certain U.S. government inquiries and investigations due to our participation in government contracts. Any such inquiry or investigation could potentially result in a material adverse effect on our results of operations and financial condition.

Our U.S. government business is also subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, or withholding of revenue and profit, for cause, from U.S. government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to secure future U.S. government contracts.

We enter into fixed-price contracts which could subject us to losses if we have cost overruns.

Approximately 55% of BDS revenues are generated from fixed-price contracts. While firm fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. The long term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.

Fixed-price development contracts are generally subject to more uncertainty than fixed-price production contracts. Many of these development programs have highly complex designs. If we fail to meet the terms specified in those contracts, our sales price could be reduced. As technical or quality issues arise, we may experience schedule delays and higher costs to complete, which would adversely affect our financial condition. Examples of significant BDS fixed-price development contracts include AEW&C, KC-767 International Tanker, P-8I and commercial and military satellites.

We enter into cost-type contracts which also carry risks.

Approximately 45% of BDS revenues are generated from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, BCTM, P-8A Poseidon, Proprietary programs, JTRS, FAB-T and the EA-18G Growler.

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

Because of the significance of the judgments and estimation processes described above, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis—Critical Accounting Policies—Contract Accounting/Program Accounting” on pages 42 - 44 and Note 1 to our Consolidated Financial Statements on pages 56 - 57 of this Form 10-K.

Competition within our markets may reduce our future contracts and sales.

The markets in which we operate are highly competitive and one or more of our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In our Commercial Airplanes business, we anticipate increasing competition among non-U.S. aircraft manufacturers and service providers in one or more of our market segments. In our BDS business, we anticipate that the effects of defense industry consolidation and new priorities, including long-term cost competitiveness, of our U.S. DoD customer will intensify competition for many of our products and services. Furthermore, we are facing increased international competition and cross-border consolidation of competition. There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenues and market share.

We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks of doing business in other countries.

In 2010, sales to non-U.S. customers accounted for 41% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and international government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation or participation requirements;

•	fluctuations in international currency exchange rates;

•	volatility in international political and economic environments and changes in non-U.S. national priorities and budgets, which can lead to delays or fluctuations in orders;

•	the complexity and necessity of using non-U.S. representatives and consultants;

•	the uncertainty of the ability of non-U.S. customers to finance purchases;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	imposition of taxes, export controls, tariffs, embargoes and other trade restrictions;

•	the difficulty of management and operation of an enterprise spread over various countries;

•	compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and

•	economic and geopolitical developments and conditions.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.

The outcome of litigation and of government inquiries and investigations involving our business is unpredictable and an adverse decision in any such matter could result in significant monetary payments and have a material adverse affect on our financial position and results of operations.

We are involved in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations. In addition, we are sometimes subject to government inquiries and investigations of our business due, among other things, to our business relationships with the U.S government, the heavily regulated nature of our industry, and in the case of environmental proceedings, our ownership of certain property. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could result in significant monetary payments (including possible environmental remediation costs) and a material adverse effect on our financial position and operating results.

A significant portion of our and Boeing Capital Corporation’s customer financing portfolio is concentrated among certain customers based in the United States, and in certain types of Boeing aircraft, which exposes us to concentration risks.

A significant portion of our customer financing portfolio is concentrated among certain customers and in distinct geographic regions, particularly in the United States. Our portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably Boeing 717 aircraft. If one or more customers holding a significant portion of our portfolio assets experiences financial difficulties, or otherwise defaults on or does not renew its leases with us at their expiration, and we are unable to redeploy the aircraft on reasonable terms, or if the types of aircraft that are concentrated in our portfolio suffer greater than expected declines in value, our earnings, cash flows and/or financial position could be materially adversely affected.

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

We are exposed to liabilities that are unique to the products and services we provide. While we maintain insurance for certain risks and, in some circumstances, we may receive indemnification from the U.S. government, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the amount of our insurance coverage may not cover all claims or liabilities, and we may be forced to bear substantial costs. For example, liabilities arising from the use of certain of our products, such as aircraft technologies, missile systems, border security systems, and/or air traffic management systems may not be insurable on commercially reasonable terms. While many of these products are shielded from liability within the U.S. under the SAFETY Act provisions of the 2002 Homeland Security Act, no such protection is available outside the U.S., potentially resulting in significant liabilities. The amount of insurance coverage we are able to maintain may be inadequate to cover these or other claims or liabilities.

Business disruptions could seriously affect our future sales and financial condition or increase our costs and expenses.

Our business may be impacted by disruptions including threats to physical security, information technology attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Any of these disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses or adversely affect our reputation or our stock price.

Some of our and our suppliers' workforces are represented by labor unions, which may lead to work stoppages.

Approximately 57,400 employees, which constitute 36% of our total workforce, are union represented as of December 31, 2010. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BMA program production and we may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with 14 different U.S. labor organizations and 7 different non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

Significant changes in discount rates, actual investment return on pension assets and other factors could affect our earnings, equity, and pension contributions in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. Generally Accepted Accounting Principles in the United States of America (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement income or expense for the following year are the discount rate, the expected long-term rate of return on plan assets and expected future medical inflation. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to Shareholders’ equity. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Policies—Postretirement Plans” on pages 46–47 of this Form 10-K. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or common stock we would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law Employee Retirement Income Security Act (ERISA) and discretionary contributions to improve the plans’ funded status.

Our operations expose us to the risk of material environmental liabilities.

We are subject to various federal, state, local and non-U.S. laws and regulations related to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In some cases, we may be subject to such costs due to environmental impacts attributable to our current or past manufacturing operations or the operations of companies we have acquired. In other cases, we may become subject to such costs due to an indemnification agreement between us and a third party relating to such environmental liabilities. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation requirements could result in additional costs. For additional information relating to environmental contingencies, see Note 11 to our Consolidated Financial Statements.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We occupied approximately 85 million square feet of floor space on December 31, 2010 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 96% was located in the United States.

The following table provides a summary of the floor space by business as of December 31, 2010:

(Square feet in thousands)	Owned	Leased	Government Owned*	Total
Commercial Airplanes	35,460	4,955		40,415
Boeing Defense, Space & Security	30,158	9,275	159	39,592
Other**	3,957	740		4,697
Total	69,575	14,970	159	84,704

*	Excludes rent-free space furnished by U.S. government landlord of 772 square feet.
**	Other includes BCC; EO&T; SSG; and our Corporate Headquarters.

At December 31, 2010, our segments occupied facilities at the following major locations that occupied in excess of 74 million square feet of floor space:

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. The number of holders of common stock as of February 1, 2011, was approximately 212,290. Additional information required by this item is incorporated by reference from Note 22 to our Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended December 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
10/1/2010 thru 10/31/2010	29,776	$67.35		$3,610
11/1/2010 thru 11/30/2010	5,666	70.12		3,610
12/1/2010 thru 12/31/2010	16,894	69.08		3,610
Total	52,336	$68.21

(1)

We purchased an aggregate of 52,061 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. In addition, we purchased an aggregate of 275 shares in swap transactions.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Selected Financial Data

Five-Year Summary (Unaudited)

(Dollars in millions, except per share data)	2010	2009	2008	2007	2006
Operations
Revenues:
Commercial Airplanes	$31,834	$34,051	$28,263	$33,386	$28,465
Boeing Defense, Space & Security:(1)
Boeing Military Aircraft	14,238	14,304	13,445	13,545	14,014
Network & Space Systems	9,455	10,877	11,346	11,481	11,772
Global Services & Support	8,250	8,480	7,256	7,026	6,625
Total Boeing Defense, Space & Security	31,943	33,661	32,047	32,052	32,411
Boeing Capital Corporation	639	660	703	815	1,025
Other segment	138	165	567	308	327
Unallocated items and eliminations	(248)	(256)	(671)	(174)	(698)
Total revenues	$64,306	$68,281	$60,909	$66,387	$61,530

General and administrative expense	3,644	3,364	3,084	3,531	4,171
Research and development expense	4,121	6,506	3,768	3,850	3,257
Other income/(loss), net	52	(26)	247	484	420
Net earnings from continuing operations	$3,311	$1,335	$2,654	$4,058	$2,206
Net (loss)/gain on disposal of discontinued operations, net of tax	(4)	(23)	18	16	9
Net earnings	$3,307	$1,312	$2,672	$4,074	$2,215
Basic earnings per share from continuing operations	4.50	1.89	3.68	5.36	2.88
Diluted earnings per share from continuing operations	4.46	1.87	3.65	5.26	2.84
Cash dividends declared	$1,245	$1,233	$1,187	$1,129	$991
Per share	1.68	1.68	1.62	1.45	1.25
Additions to Property, plant and equipment	1,125	1,186	1,674	1,731	1,681
Depreciation of Property, plant and equipment	1,096	1,066	1,013	978	1,058
Employee salaries and wages	15,709	15,424	15,559	14,852	15,871
Year-end workforce	160,500	157,100	162,200	159,300	154,000
Financial position at December 31
Total assets	$68,565	$62,053	$53,779	$58,986	$51,794
Working capital	5,177	2,392	(4,809)	(4,184)	(6,665)
Property, plant and equipment, net	8,931	8,784	8,762	8,265	7,675
Cash and cash equivalents	5,359	9,215	3,268	7,042	6,118
Short-term and other investments	5,158	2,008	11	2,266	268
Total debt	12,421	12,924	7,512	8,217	9,538
Customer financing assets	4,680	5,834	6,282	7,105	8,890
Shareholders’ equity(2)	2,766	2,128	(1,294)	9,004	4,739
Per share	3.76	2.93	(1.85)	12.22	6.25
Common shares outstanding (in millions)(3)	735.3	726.3	698.1	736.7	757.8
Contractual Backlog:
Commercial Airplanes	$255,591	$250,476	$278,575	$255,176	$174,276
Boeing Defense, Space & Security:(1)
Boeing Military Aircraft	25,094	26,354	25,802	23,027	24,689
Network & Space Systems	9,586	7,746	8,868	9,207	7,786
Global Services & Support	13,684	11,924	10,615	9,554	9,812
Total Boeing Defense, Space & Security	48,364	46,024	45,285	41,788	42,287
Total contractual backlog	$303,955	$296,500	$323,860	$296,964	$216,563

Cash dividends have been paid on common stock every year since 1942.

(1)	Effective January 1, 2010, certain programs were realigned between BDS segments. Prior years have been recast for segment realignments.
(2)	Shareholders’ equity excludes noncontrolling interest. Prior year amounts have been adjusted to conform to this presentation.
(3)	Represents actual number of shares outstanding as of December 31 and excludes treasury shares and the outstanding shares held by the ShareValue Trust, which was terminated in July 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations and Financial Condition

Overview

We are a global market leader in design, development, manufacture, sale and support of commercial jetliners, military aircraft, satellites, missile defense, human space flight and launch systems and services. We are one of the two major manufacturers of 100+ seat airplanes for the worldwide commercial airline industry and one of the largest defense contractors in the U.S. While our principal operations are in the U.S., we conduct operations in many countries and rely extensively on a network of partners, key suppliers and subcontractors around the world.

Our strategy is centered on successful execution in healthy core businesses – Commercial Airplanes and Boeing Defense, Space & Security (BDS) – supplemented and supported by Boeing Capital Corporation (BCC). Taken together, these core businesses have historically generated substantial earnings and cash flow that permit us to invest in new products and services. We focus on producing the products and providing the services that the market demands and we price our products and services to provide a fair return for our shareholders while continuing to find new ways to improve efficiency and quality. Commercial Airplanes is committed to being the leader in commercial aviation by offering airplanes and services that deliver superior design, efficiency and value to customers around the world. BDS integrates its resources in defense, intelligence, communications, security and space to deliver capability-driven solutions to its customers at reduced costs. Our strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets, underscored by an intense focus on growth and productivity. Our strategy also benefits as the cyclicality of commercial and defense markets often offset. BCC delivers value by supporting our business units and managing overall financing exposure.

Consolidated Results of Operations

Revenues

(Dollars in millions)

Years ended December 31,	2010	2009	2008
Commercial Airplanes	$31,834	$34,051	$28,263
Boeing Defense, Space & Security	31,943	33,661	32,047
Boeing Capital Corporation	639	660	703
Other segment	138	165	567
Unallocated items and eliminations	(248)	(256)	(671)
Total	$64,306	$68,281	$60,909

Revenues in 2010 decreased by $3,975 million or 6% compared with 2009. Commercial Airplanes revenues decreased by $2,217 million due to lower 777 deliveries primarily resulting from a production rate change from 7 to 5 per month beginning in June 2010 and no deliveries on the 747 program due to the transition from the 747-400 to the 747-8. These were partially offset by increases in commercial aviation services business. BDS revenues decreased by $1,718 million primarily due to lower revenues in the Network & Space Systems (N&SS) segment.

Revenues in 2009 increased by $7,372 million compared with 2008 due to higher revenues in Commercial Airplanes and BDS. Commercial Airplanes revenues increased by $5,788 million, primarily due to higher commercial airplane deliveries in 2009. Deliveries in 2008 were lower as a result of a labor strike in 2008. Increases were partially offset by decreases in commercial aviation services and intercompany revenues. BDS revenues increased by $1,614 million, primarily due to higher revenues in Global Services & Support (GS&S) and Boeing Military Aircraft (BMA), partially offset by lower revenues in N&SS. BCC revenues decreased by $43 million during the year primarily due to a decrease in the customer financing portfolio. Other segment revenues decreased by $402 million partly due to higher revenues in 2008 from the sale of four C-17 aircraft held under operating lease. Lower Unallocated items and eliminations improved revenues by $415 million primarily due to lower P-8A Poseidon intercompany revenues recognized by Commercial Airplanes in 2009 compared with 2008.

Earnings From Operations

The following table summarizes our earnings/(loss) from operations:

(Dollars in millions)

Years ended December 31,	2010	2009	2008
Commercial Airplanes	$3,006	$(583)	$1,186
Boeing Defense, Space & Security	2,875	3,299	3,232
Boeing Capital Corporation	152	126	162
Other segment	(327)	(152)	(307)
Unallocated items and eliminations	(735)	(594)	(323)
Total	$4,971	$2,096	$3,950

Operating earnings in 2010 increased by $2,875 million compared with 2009. Commercial Airplanes earnings increased by $3,589 million, primarily due to $2,693 million of costs related to the first three 787 flight test aircraft included in research and development expense in 2009 and the 2009 reach-forward losses on the 747 program of $1,352 million. BDS earnings decreased by $424 million compared with 2009 due to lower revenues and margins in the BMA segment and lower revenues in the N&SS segment. Other segment earnings decreased by $175 million primarily due to $119 million in intercompany guarantees related to aircraft impairment charges and reduced aircraft collateral values.

Operating earnings in 2009 decreased by $1,854 million compared with 2008. Commercial Airplanes earnings decreased by $1,769 million primarily due to $2,693 million of costs related to the first three 787 flight test aircraft included in research and development expense as a result of our determination in August 2009 that these aircraft could not be sold. The earnings decrease is also attributable to $1,352 million in reach-forward losses on the 747 program in 2009, compared with $667 million in 2008. Lower commercial aviation services and intercompany earnings also contributed to lower 2009 earnings. These decreases were partially offset by higher commercial airplane deliveries in 2009 compared with 2008. BDS earnings increased by $67 million compared with 2008 primarily due to higher earnings in the BMA segment partially offset by lower earnings in the N&SS segment. Other segment losses decreased by $155 million primarily due to recognition of pre-tax expense of $82 million in the prior year to increase the allowance for losses on customer financing receivables and lower environmental remediation charges compared with the prior year. Unallocated items and eliminations in 2009 reduced earnings by $271 million compared with 2008, which is further explained in the table below.

The most significant items included in Unallocated items and eliminations are shown in the following table:

(Dollars in millions)
Years ended December 31,	2010	2009	2008
Share-based plans	$(136)	$(189)	$(149)
Deferred compensation	(112)	(158)	223
Pension	54	110	(208)
Postretirement	(59)	(93)	(79)
Other unallocated items and eliminations	(482)	(264)	(110)
Total	$(735)	$(594)	$(323)

Share-based plans expense decreased in 2010 by $53 million primarily due to the expiration of the ShareValue trust at June 30, 2010.

Deferred compensation expense decreased by $46 million in 2010 and increased by $381 million in 2009. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions.

Other unallocated items and eliminations expense increased by $218 million in 2010 primarily due to timing of intercompany expense allocations and elimination of profit on intercompany items as well as a $55 million charitable contribution. The 2009 increase of $154 million was primarily due to timing of intercompany expense allocations, elimination of profit on intercompany items and a more favorable insurance adjustment.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America (GAAP) in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. We recorded net periodic benefit cost related to pensions and other postretirement benefits of $1,864 million, $1,816 million and $1,132 million in 2010, 2009 and 2008, respectively. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense. Earnings from operations included the following amounts allocated to business segments and Other unallocated items and eliminations.

(Dollars in millions)	Pension			Other Postretirement Benefits
Years ended December 31,	2010	2009	2008	2010	2009	2008
Allocated to business segments	$(1,155)	$(989)	$(488)	$(421)	$(522)	$(428)
Other unallocated items and eliminations	54	110	(208)	(59)	(93)	(79)
Total	$(1,101)	$(879)	$(696)	$(480)	$(615)	$(507)

Other Earnings Items

(Dollars in millions)

Years ended December 31,	2010	2009	2008
Earnings from operations	$4,971	$2,096	$3,950
Other income/(expense), net	52	(26)	247
Interest and debt expense	(516)	(339)	(202)
Earnings before income taxes	4,507	1,731	3,995
Income tax expense	(1,196)	(396)	(1,341)
Net earnings from continuing operations	$3,311	$1,335	$2,654

Other income increased by $78 million in 2010 primarily due to investment income on higher cash and investment balances throughout 2010. The decrease in 2009 of $273 million was driven by lower investment income due to both lower interest rates and investment balances. Interest and debt expense increased by $177 million and $137 million in 2010 and 2009 due to debt issued in 2009.

Our effective income tax rate was 26.5%, 22.9% and 33.6% for the years ended December 31, 2010, 2009 and 2008, respectively. Our effective tax rate was higher in 2010, compared with 2009, primarily because pre-tax book income in 2010 was higher than in 2009 and because of an income tax charge of $150 million recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. This was partially offset by a tax benefit of $371 million recorded during the fourth quarter of 2010 as a result of settling the 1998-2003 federal audit. Our effective tax rate was lower in 2009, compared with 2008, primarily because tax credits, such as research and development credits, represented a higher proportion of earnings before taxes due to the year-over-year reduction in earnings. For additional discussion related to Income Taxes, see Note 5 to our Consolidated Financial Statements.

Backlog

Our backlog at December 31 was as follows:

(Dollars in millions)	2010	2009	2008
Contractual Backlog:
Commercial Airplanes	$255,591	$250,476	$278,575
Boeing Defense, Space & Security:
Boeing Military Aircraft	25,094	26,354	25,802
Network & Space Systems	9,586	7,746	8,868
Global Services & Support	13,684	11,924	10,615
Total Boeing Defense, Space & Security	48,364	46,024	45,285
Total contractual backlog	$303,955	$296,500	$323,860
Unobligated backlog	$16,871	$19,058	$28,066

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during 2010 was due to orders in excess of deliveries and changes in projected revenue escalation, partially reduced by cancellations of orders. The decrease in backlog during 2009 was due to deliveries in excess of orders, changes in projected revenue escalation and cancellations of orders.

Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during 2010 is due to decreases at BDS of $1,993 million compared with 2009 primarily due to funding of existing multi-year contracts including the V-22, Brigade Combat Team Modernization (BCTM) and Chinook programs, partially offset by multi-year procurement contract awards on the F/A-18 and International Space Station programs. The decrease in unobligated backlog during 2009 is primarily due to decreases at BDS of $8,904 million compared with 2008 partly due to a partial termination for convenience by the U.S. Army of the BCTM System Development and Demonstration contract relating to Manned Ground Vehicles and associated systems and equipment. Approved funding of existing multi-year contracts including the BCTM, V-22, Chinook, Proprietary and GMD programs also reduced unobligated backlog.

Segment Results of Operations and Financial Condition

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment Global passenger traffic exceeded initial expectations in 2010 growing an estimated 8% for the year and showing growth over prior 2008 peak levels. Significant variation existed between regions and airline business models with emerging markets and low cost carriers leading recovery and growth into 2011. Air cargo traffic also rebounded in 2010 after two years of contraction. Led by strong growth in Asian exports, air cargo traffic recovered to peak 2007 levels and is poised to resume growth in 2011.

Airlines cut capacity in 2009 to match the demand environment which allowed them to boost yields as demand recovered in 2010. Airlines have also pursued new revenue sources by expanding alliances and building ancillary revenue streams. In addition, airlines continued to focus on cutting costs and pursued consolidation opportunities, particularly in mature markets, to improve market positioning. These airline tactics, combined with improving demand and relatively stable fuel prices, have driven a strong turnaround in airline industry profitability. Airlines are forecast to earn $15 billion in 2010 following a $10 billion net loss in 2009. The 2011 outlook is for continued profitability which should allow airlines to rebuild balance sheets that suffered from fuel price spikes and recession in 2008-2009.

The long-term outlook for the industry remains positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast is for a long-term average growth rate of 5% per year for passenger and cargo traffic based on a projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $3.6 trillion market for 30,900 new airplanes over the next 20 years.

The industry remains vulnerable to near-term exogenous developments including fuel price spikes, disease outbreaks (such as avian or H1N1 flu), terrorism, conflicts and increased global environmental regulations.

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

We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. Airbus has historically invested heavily to create a family of products to compete with ours. Regional jet makers Embraer and Bombardier, coming from the less than 100-seat commercial jet market, continue to develop larger and more capable airplanes. Additionally, other competitors from Russia, China and Japan are likely to enter the 70 to 190 seat aircraft market over the next few years. Many of these competitors have historically enjoyed access to government-provided support, including "launch aid," which greatly reduces the commercial risks associated with airplane development activities and enables planes to be brought to market more quickly than otherwise possible. This market environment has resulted in intense pressures on pricing and other competitive factors and we expect these pressures to continue or intensify in the coming years.

Worldwide, airplane sales are generally conducted in U.S. dollars. Fluctuating exchange rates affect the profit potential of our major competitors, all of whom have significant costs in other currencies. Changes in value of the U.S. dollar relative to their local currencies as experienced in 2010 impacted competitors’ revenues and profits. Competitors routinely respond to relatively weaker dollars by aggressively reducing costs and increasing productivity, thereby improving their longer-term competitive posture. Airbus has announced such initiatives targeting overhead cost savings, a reduction in its development cycle and a significant increase in overall productivity through 2012. If the U.S. dollar strengthens again, Airbus can use the improved efficiency to fund product development, gain market share through pricing and/or improve earnings.

We are focused on improving our processes and continuing cost-reduction efforts. We continue to leverage our extensive customer support services network which includes aviation support, spares, training, maintenance documents and technical advice for airlines throughout the world. This enables us to provide a high level of customer satisfaction and productivity. These efforts enhance our ability to pursue pricing strategies that enable us to price competitively.

Operating Results

(Dollars in millions)

Years ended December 31,	2010	2009	2008
Revenues	$31,834	$34,051	$28,263
% of Total company revenues	50%	50%	46%
Earnings/(loss) from operations	$3,006	$(583)	$1,186
Operating margins	9.4%	-1.7%	4.2%
Research and development	$2,975	$5,383	$2,838
Contractual backlog	$255,591	$250,476	$278,575

Revenues

Year-over-year changes in Revenue are shown in the following table:

(Dollars in millions)	2010 vs. 2009	2009 vs. 2008
New airplane sales	$(2,733)	$6,129
Commercial aviation services business	569	(308)
Other	(53)	(33)
Total	$(2,217)	$5,788

Revenues for 2010 decreased by $2,217 million or 6.5% compared with 2009. The decrease in new airplane revenues primarily reflects lower 777 deliveries resulting from a production rate change from 7 to 5 per month beginning in June 2010 and no deliveries on the 747 program due to the transition from the 747-400 to the 747-8 derivative. The increase in revenues from commercial aviation services business was primarily due to increased sales of spares.

The increase in revenue of $5,788 million in 2009 from 2008 was primarily attributable to higher new airplane deliveries partially offset by lower intercompany revenues. 2008 revenues were negatively impacted by a 2008 IAM strike. The decrease in revenues from commercial aviation services business was driven by economic conditions.

Commercial jet aircraft deliveries as of December 31 were as follows:

	737		747	767		777	Total
2010
Cumulative Deliveries	3,504		1,418	994		910
Deliveries	376	(1)		12		74	462
2009
Cumulative Deliveries	3,128		1,418	982		836
Deliveries	372	(1)	8	13		88	481
2008
Cumulative Deliveries	2,756		1,410	969		748
Deliveries	290	(1)	14	10	(1)	61	375

(1)	Includes intercompany deliveries of 5 737 aircraft in 2010, 5 737 aircraft in 2009 and 2 767 aircraft and 2 737 aircraft in 2008.

Earnings From Operations

Earnings from operations for 2010 increased by $3,589 million compared with 2009. The increase was primarily due to the 2009 reclassification from inventory to research and development expense of costs related to the first three 787 flight test aircraft, and the 2009 reach-forward losses on the 747 program. Costs of $2,693 million included in research and development expense in 2009 for the first three flight test 787 airplanes were a result of our determination that these aircraft could not be sold. The reach-forward loss on the 747 program of $1,352 million during 2009 was primarily due to increased production costs, reductions in projected delivery price increases associated with escalation and the difficult market conditions affecting the 747-8. The remaining net decrease in earnings for 2010 was primarily attributable to increased research and development expense of $285 million and lower new airplane deliveries.

Earnings from operations for 2009 decreased by $1,769 million compared with 2008, primarily due to the reclassification from inventory to research and development expense of the three 787 flight test aircraft previously recorded as inventory, partially offset by a $148 million decrease in other research and development expense. The decrease in earnings is also attributable to $1,352 million in reach-forward losses on the 747 program in 2009, compared with $685 million in 2008. Lower commercial aviation services revenues and margins reduced earnings by $245 million. Higher infrastructure cost allocations related to the 787 and 747-8 schedule delays announced in 2008 and 2009 and infrastructure costs incurred during the 2008 IAM strike reduced earnings by $199 million. Increased period and other costs reduced earnings by $47 million. These decreases were partially offset by increased earnings of $1,934 million related to new airplane deliveries.

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

The increase in contractual backlog during 2010 was due to orders in excess of deliveries and changes in projected revenue escalation, partially reduced by cancellations of orders. The decrease in backlog during 2009 was due to deliveries in excess of orders, changes in projected revenue escalation and cancellations of orders.

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

The accounting quantity for each program may include units that have been delivered, undelivered units under contract, and units anticipated to be under contract in the reasonable future (anticipated orders). In developing total program estimates, all of these items within the accounting quantity must be considered.

The table below provides details of the accounting quantities and firm orders by program as of December 31. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
	737	747	767	777	787
2010
Program accounting quantities	5,000	1,524	1,048	1,150	*
Undelivered units under firm orders	2,186	107	50	253	847
Cumulative firm orders	5,690	1,525	1,044	1,163	847
2009
Program accounting quantities	4,600	1,499	1,035	1,100	*
Undelivered units under firm orders	2,076	108	59	281	851
Cumulative firm orders	5,204	1,526	1,041	1,117	851
2008
Program accounting quantities	4,200	1,499	1,023	1,050	*
Undelivered units under firm orders	2,270	114	70	350	910
Cumulative firm orders	5,026	1,524	1,039	1,098	910

*	A final determination of the initial accounting quantity for the 787 program will be made in the quarter of first airplane delivery, targeted for the third quarter of 2011.

737 Program The accounting quantity for the 737 program increased by 400 units during 2010. During 2010, we announced plans to increase monthly production of the 737 from 31.5 to 35 airplanes per month beginning in the first quarter of 2012 and a further increase to 38 airplanes per month beginning in the second quarter of 2013.

747 Program The accounting quantity for the 747 program increased by 25 units during 2010. During 2009 and 2008, we recorded charges of $1,352 million and $685 million to recognize reach-forward losses on the 747 program reflecting higher than anticipated costs, a reduction in delivery price increases associated with escalation and difficult cargo market conditions which caused us to defer a planned production rate increase for 747-8. First flight of the 747-8 Freighter occurred on February 8, 2010. A fourth aircraft was added to the flight test program in July 2010 to improve flight test efficiency. On September 30, 2010, we announced that the expected first delivery of the 747-8 Freighter would move to the middle of 2011 from the fourth quarter of 2010 and a fifth airplane would be added to the flight test fleet to support the new schedule. The new delivery schedule followed an assessment of the expected cumulative impact of flight test discoveries, which include a low frequency vibration in certain flight conditions and an underperforming aileron actuator. While neither issue required structural changes to the airplane, they led to disruptions to certification testing, which the program was unable to offset within the prior schedule. We are currently producing 747-8 airplanes and until completion of our flight test program, there is risk that additional items may be identified that require further modifications or other changes to those aircraft we have produced. On March 19, 2010, we announced that we will accelerate, from mid-2013 to mid-2012, a planned production rate increase from 1.5 to 2 airplanes per month. Certification and first delivery of the Intercontinental passenger derivative is expected in the fourth quarter of 2011. Schedule and other risks inherent in the demanding flight test and certification phases of program development remain.

767 Program The accounting quantity for the 767 program increased by 13 units during 2010.

777 Program The accounting quantity for the 777 program increased by 50 units during 2010. In April 2009, we announced that monthly production of the 777 will decline from 7 to 5 airplanes per month beginning in June 2010. In March 2010, we announced that we will accelerate by approximately six months, from early 2012 to mid-2011, a planned production rate increase to 7 airplanes per month. In December 2010, we announced that monthly production of the 777 will increase from 7 to 8.3 airplanes per month in the first quarter 2013.

787 Program First flight of the 787 occurred on December 15, 2009 and flight testing for certification continued during 2010. Flight testing involves six flight test aircraft and a limited amount of testing on two production-configured airplanes prior to first delivery. On August 27, 2010, we announced that the expected date of first delivery of the 787 had been moved to mid-first quarter 2011 from the fourth quarter of 2010. This schedule revision followed an assessment of the cumulative impact of a number of issues, including supplier workmanship issues related to the horizontal stabilizer, instrumentation delays and the expected availability date of an engine needed to support the final phases of flight test. On November 9, 2010, a flight test aircraft lost primary electrical power as a result of an onboard fire. Back-up systems functioned as expected allowing the crew to complete a safe landing. Flight testing was suspended pending investigation. On November 24, 2010, we announced minor design changes to power distribution panels and updates to systems software resulting from the investigation. On December 23, 2010, we resumed Boeing flight test activities and on January 17, 2011 resumed certification testing. On January 18, 2011, we announced that the expected date of first delivery had been moved to the third quarter of 2011 due to the flight testing and certification delays.

A number of engineering and other design changes have been identified in conjunction with the flight test program that are being incorporated into our production system and on aircraft already completed. During 2010, we continued to produce 787 airplanes and until completion of our flight test program, there is risk that additional items will be identified that require further modifications or other changes to those aircraft we have produced.

We continue to monitor and address challenges associated with assembly of initial airplanes including management of our extended global supply chain, incorporation of design changes into aircraft in various stages of assembly, completion and integration of traveled work as well as weight and systems integration. For example, during the second quarter of 2010 we delayed some 787 component deliveries to reduce out of sequence work moving into final assembly at our Everett factory and improve supply chain efficiency.

We continue to work toward planned increases in 787 production rates as well as the timely introduction of the 787-9 derivative. Such efforts include the construction of a second assembly line in North Charleston, South Carolina and establishing transitional surge capacity at our Everett, Washington location. On July 1, 2010, we completed firm configuration of the 787-9 airplane with first delivery scheduled for late 2013.

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

During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these aircraft were included in research and development expense. We believe that the other three 787 flight test aircraft are commercially saleable and we continue to include costs related to those aircraft in program inventory at December 31, 2010. If we determine that one or more of the other flight test aircraft cannot be sold, we may incur additional charges.

Our current assessment is that the program is not in a reach-forward loss position, however the cumulative impacts of the production challenges, schedule delays and customer and supplier impacts have created significant pressure on program profitability and we expect to record zero margin on our initial deliveries. We continue to implement mitigation plans and cost-reduction efforts to address this pressure.

Fleet Support We provide the operators of our commercial airplanes with assistance and services to facilitate efficient and safe aircraft operation. Collectively known as fleet support services, these activities and services begin prior to aircraft delivery and continue throughout the operational life of the aircraft. They include flight and maintenance training, field service support costs, engineering services and technical data and documents. The costs for fleet support are expensed as incurred and have been historically less than 1.5% of total consolidated costs of products and services. These costs are expected to increase with 787 and 747-8 entry into service.

Research and Development The following chart summarizes the time horizon between go-ahead and planned certification/initial delivery for major Commercial Airplanes derivatives and programs.

Our Research and development expense decreased by $2,408 million in 2010. This was primarily due to the reclassification to research and development expense of $2,693 million of production costs related to the three 787 flight test aircraft in 2009, partially offset by a $285 million increase of other research and development expense.

Our Research and development expense increased by $2,545 million in 2009. This was due to the 2009 reclassification of production costs related to the three 787 flight test aircraft and $50 million of lower supplier development cost sharing payments, partially offset by a $198 million decrease of other research and development expense.

Additional Considerations

The 787 and 747-8 programs highlight the risks inherent in new airplane programs and new derivative airplanes, particularly as both the 747-8 Freighter and the 787-8 continue the demanding flight test and certification phases of program development. Development also continues on the 787-9 and 747-8 Intercontinental. Costs related to development of new programs and derivative airplanes are expensed as incurred. Costs to produce new aircraft are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As technical or quality issues arise, such as issues experienced on the 787 and 747-8 programs, we may experience schedule delays and higher costs to complete new programs and derivative aircraft. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. There are other factors that could also result in lower margins or a material charge if a program has or is determined to have reach-forward losses. These include: changes to the program accounting quantity, customer and model mix, production costs and rates, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Boeing Defense, Space & Security

Business Environment and Trends

U.S. Defense Environment Overview The U.S. continues to balance funding priorities to plan for the broadest possible range of operations that include homeland defense, natural disasters, stabilization efforts, counterinsurgency and counterterrorism operations, or nation state aggressors with growing sophistication and military means. The U.S. Department of Defense (U.S. DoD) faces the simultaneous requirements to execute the national security policy, recapitalize important capabilities, and transform the force to meet the changing national security threat environment as articulated in the 2010 National Security Strategy and Quadrennial Defense Review. These actions must be carried out against a backdrop of significant competing national priorities including the economic crisis, the national debt and healthcare reform. As a result, the traditional roles of defense and security are converging into a single set of customer needs. We anticipate that the national security environment will remain dynamic and challenging well into this decade trending with the threat environment.

U.S. government policies impacting the defense environment include: efficiency initiatives to save at least $100 billion through 2016, defense acquisition reform, increased insourcing, concerns over the decline of the U.S. industrial base, a shift in emphasis towards more affordable solutions, and emphasis on increasing diplomatic efforts to expand and strengthen our alliances. In January 2011, the U.S. DoD announced its intention to further reduce its top-line base budget by $78 billion over the next five years.

Although the U.S. DoD budget has grown substantially over the past decade, we expect the total budget growth rate to level off or even decline slightly over the next several years due to these shifting priorities and budget pressures. The fiscal year 2011 discretionary budget of $708 billion includes an Overseas Contingency Operations (OCO) budget of $159 billion. Procurement is expected to increase, while research and development accounts are expected to decrease due to growing requirements from operations and maintenance (O&M) and personnel costs tied to U.S. commitments overseas. However, this trend is partially offset by equipment recapitalization efforts and continued demand for systems development. The near-term forecast of the defense budget environment shows limited growth in the 2012 to 2016 period for investment efforts. Although opportunities may exist following complete U.S. troop draw-downs in Iraq in late 2011, they may be offset by sustained O&M requirements in Afghanistan. Early indications suggest that coalition forces will sustain operations in the Afghanistan Theater longer than initially anticipated. We continue to see pressure to reduce OCO requests that have been used to cover the ongoing costs of the wars.

It is unlikely that the U.S. DoD will be able to fully fund all programs of record already in development as well as new initiatives. This imbalance between future costs of programs and expected funding levels is not uncommon in the U.S. DoD and is routinely managed by internally adjusting priorities and schedules, restructuring programs, and lengthening production runs to meet the constraints of available funding and occasionally by cancellation of programs. We expect the U.S. DoD will respond to future budget constraints by focusing on affordability strategies from acquisition efficiencies and reforms and emphasizing utilization of commercial off-the-shelf solutions and network-enabled operations. These strategies will be enabled through persistent intelligence, surveillance, and reconnaissance (ISR), long-range strike, special operations, unmanned systems, cybersecurity, precision-guided kinetic and non-kinetic weapons, electronic warfare, as well as selected outsourcing of logistics and support activities to improve overall effectiveness while maintaining control over costs.

International Environment Overview The international market continues to be driven by rapidly evolving security challenges and countries’ need to modernize aging inventories. Western governments are pressured by new threats to security while at the same time dealing with constrained budgets. In Europe, global economic conditions are creating downward pressure on budget resources and austerity measures have been put in place to reduce defense spending in the near term.

The strongest opportunities for 2011 growth of the BDS portfolio will be in the Middle East and Asia-Pacific regions where modernization budgets remain relatively stable. With increasing needs and aging equipment, these regions have the financial strength necessary to make future defense purchases. Boeing's portfolio of defense, space and security solutions offers proven capability, predictable price, and near-term availability that are well matched to this challenging international environment.

Adjacent Market Environment Overview We are repositioning our business to expand our capabilities and accelerate growth in the following targeted adjacencies: Unmanned Systems; Cyber and Information Services; Security; Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR); and Logistics Command and Control (LogC2) and Energy Services.

We anticipate continued growth in unmanned systems as these products provide critical mission functions to the warfighter with a focus on affordability, persistence, and accuracy. The demand for defensive, offensive, and exploit operations in the emerging Cyber market provides unique growth opportunities as explicit needs are further defined by customers. Key growth areas in Security include aviation security, border security, maritime security and cybersecurity as the U.S. government looks to work more closely with state and local institutions. The dependence on time-critical information for intelligence-based operations has fueled the need for C4ISR technologies that locate, identify, and track elusive and ephemeral targets. We continue to find opportunity in the LogC2 market in areas including logistics operations, supply chain management, and logistics training and simulations. Lastly, as energy volatility increases and pressure is placed on the national grid infrastructure, we expect that the need for energy services such as energy management, infrastructure security, and scenario modeling will increase accordingly.

BDS Realignment

Effective January 1, 2010, 2009 and 2008, certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.

Operating Results

(Dollars in millions)

Years ended December 31,	2010	2009	2008
Revenues	$31,943	$33,661	$32,047
% of Total company revenues	50%	49%	53%
Earnings from operations	$2,875	$3,299	$3,232
Operating margins	9.0%	9.8%	10.1%
Research and development	$1,136	$1,101	$933
Contractual backlog	$48,364	$46,024	$45,285
Unobligated backlog	$16,822	$18,815	$27,719

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

Revenues BDS revenues decreased by $1,718 million in 2010 compared with 2009, due to lower revenues in all three segments, with the largest decrease in the N&SS segment. BDS revenues increased by $1,614 million in 2009 compared with 2008, due to higher revenues in GS&S and BMA, partially offset by decreases in N&SS.

Operating Earnings BDS operating earnings in 2010 decreased by $424 million compared with 2009 primarily due to lower margins in the BMA segment and lower revenues in the N&SS segment. BDS operating earnings in 2009 increased by $67 million compared with 2008 primarily due to higher earnings in the BMA segment, partially offset by lower earnings in the N&SS segment.

Backlog Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. BDS total backlog increased by less than 1% in 2010, from $64,839 million to $65,186 million, primarily due to multi-year procurement contract awards on the F/A-18 and International Space Station programs, two commercial satellite contract awards, and the UK Future Logistics Information Services (FLIS) contract award, offset by current year deliveries and sales on multi-year contracts awarded in prior years. For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Family of Beyond Line-of-Sight Terminals, BCTM, GMD, Joint Tactical Radio System, P-8A Poseidon and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of our fixed-price development programs include Airborne Early Warning and Control (AEW&C), P-8I, KC-767 International Tanker, and commercial and military satellites.

Boeing Military Aircraft

Operating Results

(Dollars in millions)

Years ended December 31,	2010	2009	2008
Revenues	$14,238	$14,304	$13,445
% of Total company revenues	22%	21%	22%
Earnings from operations	$1,258	$1,528	$1,294
Operating margins	8.8%	10.7%	9.6%
Research and development	$589	$582	$486
Contractual backlog	$25,094	$26,354	$25,802
Unobligated backlog	$8,297	$9,297	$10,035

Revenues BMA revenues decreased by less than 1% in 2010 and increased by 6% in 2009. Lower revenues in 2010 on the C-17, Apache and T-45 programs were nearly offset by higher Chinook, F/A-18 and AEW&C revenues. The increase of $859 million in 2009 was primarily due to higher revenues on the Apache, V-22, Chinook, F/A-18, and Proprietary programs, partly offset by lower revenues on the F-22 and several weapons programs.

Deliveries of new-build production aircraft, excluding remanufactures and modifications, were as follows:

Years ended December 31,	2010	2009	2008
F/A-18 Models	50	49	45
F-15E Eagle	13	13	14
C-17 Globemaster	14	16	16
AH-64 Apache	13	23	3
CH-47 Chinook	20	11	12
AEW&C	4
KC-767 Tanker	1	2	2
T-45TS Goshawk		7	7
Total new-build production aircraft	115	121	99

Operating Earnings BMA earnings decreased by $270 million in 2010 primarily due to lower deliveries of C-17 aircraft and less favorable pricing and mix on the C-17 program. BMA operating earnings increased by $234 million in 2009 partly due to higher deliveries on several programs and volume, partially offset by a change in delivery mix. Operating earnings in both years were negatively impacted by charges recorded on the AEW&C and KC-767 International Tanker programs.

Research and Development The BMA segment continues to focus research and development resources to leverage customer knowledge, technical expertise and system integration of manned and unmanned systems that provide innovative solutions to meet the warfighter’s enduring needs. Research and development expense remained flat in 2010 but in 2009 increased by 20% over 2008 primarily due to increased prototyping activities which were partially offset by lower international tanker development costs. Research and development activities utilize our capabilities in architectures, system-of-systems integration and weapon systems technologies to develop solutions which are designed to better prepare us to meet customers’ needs in U.S. and international growth areas such as: military-commercial derivatives, rotorcraft, global strike, missiles and unmanned airborne systems, and surveillance and engagement systems. The products of our research and development support both new manned and unmanned systems as well as enhanced versions of existing fielded products. Investments support vertical integration of our product line in areas such as autonomous operation of unmanned systems, advanced sensors and electronic warfare. These efforts focus on increasing mission effectiveness, interoperability, reliability and reducing the cost of ownership.

Backlog BMA total backlog in 2010 decreased 6% from 2009, primarily due to deliveries and sales on multi-year contracts awarded in prior years partially offset by a multi-year contract award on the F/A-18 program. Total backlog in 2009 was virtually unchanged from 2008. Backlog increases due to 2009 orders for C-17, P-8I and Chinook aircraft were offset by revenues recognized on multi-year contracts received in prior years with the largest decrease in the F/A-18 program.

Additional Considerations

AEW&C The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle and Peace Eye include four aircraft each. During 2010, 2009 and 2008, we recorded charges increasing the reach-forward losses on the AEW&C programs in Australia and Turkey by $174 million, $133 million and $308 million, respectively. These charges reflect technical performance issues associated with the test program, delivery schedule delays, subsystem development issues, and additional time for integration testing. During 2010, four Wedgetail aircraft were delivered to Australia with initial customer acceptance. Final customer acceptance for all six Wedgetail aircraft is scheduled to be completed by the end of 2011. In January 2011, the Peace Eagle program began the formal test phase. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed.

KC-767 International Tanker The KC-767 International Tanker program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. During 2010, 2009 and 2008, we recorded charges increasing the reach-forward losses in the KC-767 International Tanker program by $53 million, $78 million and $85 million, respectively. The final delivery to Japan was made in December 2009 and first delivery to Italy was made in December 2010. The Italian KC-767 Tanker program is ongoing, and while we believe the revenue and cost estimates incorporated in the financial statements are appropriate, the technical complexity of the program creates financial risk as additional completion and development costs may be necessary or remaining scheduled delivery dates could be delayed.

C-17 See the discussion of the C-17 program in Note 11 to our Consolidated Financial Statements.

Network & Space Systems

Operating Results

(Dollars in millions)

Years ended December 31,	2010	2009	2008
Revenues	$9,455	$10,877	$11,346
% of Total company revenues	15%	16%	19%
Earnings from operations	$711	$839	$1,034
Operating margins	7.5%	7.7%	9.1%
Research and development	$417	$397	$298
Contractual backlog	$9,586	$7,746	$8,868
Unobligated backlog	$8,435	$9,187	$16,981

Revenues N&SS revenues decreased 13% in 2010 and 4% in 2009. The decrease of $1,422 million in 2010 is primarily due to lower volume on the BCTM and GMD programs. The decrease of $469 million in 2009 is primarily due to lower volume on the GMD, Intelligence and Security Systems, and Proprietary programs, partly offset by higher volume on several satellite programs.

Delta launch and new-build satellite deliveries were as follows:

Years ended December 31,	2010	2009	2008
Delta II	1	1	2
Delta IV	1	1
Commercial and civil satellites	3	3	1
Military satellites	1	3

Operating Earnings N&SS earnings decreased by $128 million in 2010 primarily due to lower revenues. N&SS earnings decreased by $195 million in 2009 primarily due to lower revenues and charges related to the Sea Launch bankruptcy. Earnings in 2009 were also reduced by charges related to the settlement of a satellite contract dispute and indemnification of Delta II inventory. Earnings in 2008 included a favorable settlement on a civil satellite program. N&SS operating earnings include equity earnings of $189 million, $164 million and $178 million from the United Space Alliance joint venture and the United Launch Alliance (ULA) joint venture in 2010, 2009 and 2008, respectively.

Research and Development The N&SS research and development funding remains focused on the development of C4ISR that support a network-enabled architecture approach for our customers. We are investing in capabilities to enhance connectivity between existing and new air/ground and maritime platforms, to increase communications availability, utility and bandwidth through more robust space systems, and to leverage innovative networking and ISR concepts. Investments were also made to develop concepts and capabilities related to cyber and security products, as well as the development of next-generation space and intelligence systems. Along with increased funding to support these network-enabled capabilities, we also maintained our investment levels in missile defense, directed energy and advanced exploration systems.

Backlog N&SS total backlog increased 6% in 2010 compared with 2009 primarily due to two commercial satellite contract awards, a multi-year contract award on the International Space Station program and GMD contract awards, partially offset by revenues recognized on the BCTM program. Total backlog decreased by 34% in 2009 compared with 2008 partly due to the partial termination for convenience by the U.S. Army of the BCTM System Development and Demonstration contract related to Manned Ground Vehicles and associated systems and equipment. 2009 deliveries and sales on multi-year contracts awarded in prior years including BCTM, GMD, and Proprietary programs also contributed to the backlog reduction.

Additional Considerations

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

In connection with the formation of ULA, we and Lockheed each committed to provide up to $200 million to support ULA’s working capital requirements through December 1, 2011. We and Lockheed transferred performance responsibility for certain U.S. government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government. We and Lockheed have also each committed to provide ULA with up to $232 million of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 11 to our Consolidated Financial Statements.

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 million of Boeing Delta launch program inventory included in contributed assets plus $1,860 million of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,201 million of inventory that was contributed by us. ULA has made advance payments of $420 million to us and we have recorded revenues and cost of sales of $166 million under the inventory supply agreement through December 31, 2010. ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $70 million.

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

Sea Launch See the discussion of the Sea Launch receivables in Note 6 to our Consolidated Financial Statements.

Satellites See the discussions of Boeing Satellite Systems International, Inc. (BSSI) in Note 20 to our Consolidated Financial Statements.

Global Services & Support

Operating Results

(Dollars in millions)

Years ended December 31,	2010	2009	2008
Revenues	$8,250	$8,480	$7,256
% of Total company revenues	13%	12%	12%
Earnings from operations	$906	$932	$904
Operating margins	11.0%	11.0%	12.5%
Research and development	$130	$122	$149
Contractual backlog	$13,684	$11,924	$10,615
Unobligated backlog	$90	$331	$703

Revenues GS&S revenues decreased $230 million in 2010, a decrease of 3%, and increased $1,224 million in 2009, an increase of 17%, in each case compared with the prior year. The 2010 decrease is primarily due to lower revenues on several Maintenance, Modifications and Upgrades (MM&U) programs partially offset by higher revenues on several Integrated Logistics (IL) programs. The 2009 increase was due to increased volume in the IL programs and the Training Systems and Services (TS&S) divisions.

Operating Earnings GS&S operating earnings decreased by 3% in 2010 primarily due to lower revenues. Operating earnings increased 3% in 2009 as additional earnings from increased volume were partially offset by lower margins due to contract adjustments and changes in contract mix.

Research and Development GS&S continues to focus investment strategies on its core businesses including IL, MM&U and TS&S, as well as on moving into new market areas of logistics command and control (Log C2) in Advanced Services and energy management in Boeing Energy. Investments have been made to continue the development and implementation of innovative tools, processes and systems as market discriminators in the delivery of integrated customer solutions.

Backlog GS&S total backlog increased by 12% in 2010 compared with 2009 primarily due to the award of the UK FLIS contract. Backlog also increased due to increases in several IL and MM&U programs, partially offset by decreases in several Training Systems programs. Total backlog increased by 8% in 2009 compared with 2008 due to significant growth in International Support and Defense and Government Services programs and partially offset by decreases in several IL and MM&U programs.

Boeing Capital Corporation

Business Environment and Trends

BCC’s customer financing and investment portfolio at December 31, 2010 totaled $4,694 million. A substantial portion of BCC’s portfolio is concentrated among certain U.S. commercial airline customers. BCC’s portfolio is also concentrated by varying degrees across Boeing aircraft product types most notably out of production Boeing aircraft such as 717 aircraft.

We provided greater amounts of financing to Boeing customers during 2009 than in any of the preceding five years. Sources of financing available for aircraft deliveries improved during 2010 and as a result, we provided no financing for Boeing aircraft deliveries.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,200 western-built commercial jet aircraft (10.5% of current world fleet) were parked at the end of 2010, including both in-production and out-of-production aircraft types. Of these parked aircraft, over 30% are not expected to return to service. At the end of 2009 and 2008, 11.6% and 11.0% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service.

Summary Financial Information

(Dollars in millions)

Years ended December 31,	2010	2009	2008
Revenues	$639	$660	$703
Earnings from operations	$152	$126	$162
Operating margins	24%	19%	23%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues decreased $21 million and $43 million in 2010 and 2009, due to a smaller portfolio of equipment under operating leases as a result of aircraft returns and lower lease rates on re-leased aircraft.

Earnings From Operations

BCC’s operating earnings are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings increased by $26 million in 2010 compared with 2009 primarily due to lower impairment expense and lower provision for losses. The impact of declines in aircraft collateral values recognized by BCC and reduced projected cash flows for certain aircraft was not as significant in 2010 as it was in 2009. The decrease in operating earnings in 2009 compared with 2008 was primarily due to lower revenues and higher asset impairment expense and provision for losses.

Financial Position

The following table presents selected financial data for BCC as of December 31:

(Dollars in millions)	2010	2009
BCC Customer Financing and Investment Portfolio	$4,694	$5,666
Valuation Allowance as a % of Total Receivables	3.8%	2.5%
Debt	$3,446	$4,075
Debt-to-Equity Ratio	5.0-to-1	5.8-to-1

BCC’s customer financing and investment portfolio at December 31, 2010 decreased from December 31, 2009 due to normal portfolio run-off and asset pre-payments. At December 31, 2010 and 2009, BCC had $583 million and $385 million of assets that were held for sale or re-lease, of which $28 million and $345 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. The increase was primarily due to BCC’s termination of aircraft leases with Aevovias Caribe S.A. de C.V. (Click), an affiliate of Compania Mexicana de Aviacion S.A. de C.V. (Mexicana), in August 2010. Additionally, aircraft subject to leases with a carrying value of approximately $174 million are scheduled to be returned off lease during 2011. These aircraft are being remarketed or we are seeking to have the leases extended.

BCC enters into certain transactions with the Other segment in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Bankruptcies

In August 2010, Mexicana filed for bankruptcy protection in Mexico and the United States. At the time of those filings, BCC had leased and delivered 19 717 aircraft to Click, and 6 additional 717 aircraft were scheduled for delivery to Click under executed leases. On August 27, 2010, BCC served Click a notice of termination of all 25 leases as a result of non-payment. On or about August 28, 2010, Click ceased flight operations. In September 2010, Click filed for bankruptcy protection. BCC has recovered all of the aircraft that had been delivered to Click. In the third quarter of 2010, we recorded an $81 million net impairment charge related to certain 717 aircraft leased to Click. This charge was primarily recorded in the Other segment due to an intercompany guarantee between us and BCC. Additional impairment charges could be recorded if we are unable to re-lease the aircraft at anticipated rental rates.

Southwest/AirTran Merger

On September 26, 2010, Southwest Airlines Co. (Southwest) and AirTran Holdings, Inc. (AirTran) entered into an Agreement and Plan of Merger, whereby Southwest will acquire, subject to certain conditions, all of the outstanding common stock of AirTran. AirTran, together with its subsidiaries, represents approximately 27% of our gross customer financing portfolio carrying value, consisting principally of 717 aircraft. AirTran is the largest customer in terms of BCC’s segment revenue and customer financing portfolio carrying value.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with BCC. As of December 31, 2010, BCC has not reached agreement on any restructuring requests that would have a material adverse effect on its earnings, cash flows and/or financial position.

Other Segment

(Dollars in millions)

Years ended December 31,	2010	2009	2008
Revenues	$138	$165	$567
Loss from operations	(327)	(152)	(307)

Other segment operating losses for the year ended December 31, 2010 increased by $175 million primarily due to $144 million of charges related to our customer financing portfolio and higher environmental remediation expenses of $36 million.

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

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)
Years ended December 31,	2010	2009	2008
Net earnings	$3,307	$1,312	$2,672
Non-cash items	2,679	2,381	1,829
Changes in working capital	(3,034)	1,910	(4,902)
Net cash provided/(used) by operating activities	2,952	5,603	(401)
Net cash (used)/provided by investing activities	(4,831)	(3,794)	1,888
Net cash (used)/provided by financing activities	(1,962)	4,094	(5,202)
Effect of exchange rate changes on cash and cash equivalents	(15)	44	(59)
Net (decrease)/increase in cash and cash equivalents	(3,856)	5,947	(3,774)
Cash and cash equivalents at beginning of year	9,215	3,268	7,042
Cash and cash equivalents at end of year	$5,359	$9,215	$3,268

Operating Activities Net cash provided by operating activities decreased by $2,651 million to $2,952 million during 2010 compared with 2009 primarily due to higher net working capital in 2010, driven by growth in inventory as we continue to build inventories prior to the anticipated delivery and production ramp-up of the 787 and 747-8 programs. We expect the 787 inventory growth in 2011 to be similar to the growth experienced in 2010 while we expect 747-8 inventory to begin to decline as aircraft are delivered.

Investing Activities Cash used by investing activities totaled $4,831 million during 2010 compared with $3,794 million used during 2009, primarily due to higher net contributions to time deposits during 2010. In 2010, capital expenditures totaled $1,125 million down from $1,186 million in 2009. We expect capital spending in 2011 to be higher than 2010 due to the ongoing construction of a 787 final assembly line in North Charleston, South Carolina and higher spending to support commercial airplane production rate increases. Expenditures on acquisitions totaled $932 million, up from $639 million, largely reflecting the acquisition of Argon ST, Inc. for $782 million.

Financing Activities Cash used by financing activities totaled $1,962 million during 2010 compared with $4,094 million provided during 2009, primarily due to proceeds from borrowings of $5,961 million in 2009.

At December 31, 2010 and 2009, the recorded balance of debt was $12,421 million and $12,924 million, of which $948 million and $707 million were classified as short-term. This includes $3,446 million and $4,075 million of debt recorded at BCC, of which $801 million and $659 million were classified as short-term. In 2010, we repaid $689 million of debt, including repayments of $645 million of debt held at BCC.

In 2010, we had 494,939 shares transferred to us from employees for tax withholding and did not repurchase any shares through our open market share repurchase program. During 2009 and 2008, cash used in our open market share repurchase program totaled $50 million and $2,937 million. In 2008, we also repurchased shares for $95 million as part of the ShareValue Trust distribution.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. Throughout 2010 and at December 31, 2010, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $4,376 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings.

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

At December 31, 2010 and 2009, our pension plans were $9,854 million and $6,356 million underfunded as measured under GAAP. On an ERISA basis our plans are more than 100% funded. In 2011, we expect to make discretionary contributions to our plans of approximately $500 million. Absent increases in interest rates and/or higher asset values, we may be required to make significant contributions to our pension plans in the future.

As of December 31, 2010, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.

Contractual Obligations

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2010, and the estimated timing thereof.

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including current portion)	$12,253	$876	$3,510	$2,103	$5,764
Interest on debt (1)	6,990	622	1,025	773	4,570
Pension and other postretirement cash requirements	20,638	632	1,622	6,643	11,741
Capital lease obligations	190	63	97	30
Operating lease obligations	1,159	217	280	164	498
Purchase obligations not recorded on the Consolidated Statements of Financial Position	104,775	34,572	40,197	20,442	9,564
Purchase obligations recorded on the Consolidated Statements of Financial Position	12,676	12,345	331
Total contractual obligations	$158,681	$49,327	$47,062	$30,155	$32,137

(1)	Includes interest on variable rate debt calculated based on interest rates at December 31, 2010. Variable rate debt was approximately 1% of our total debt at December 31, 2010.

Pension and Other Postretirement Benefits Pension cash requirements are based on an estimate of our minimum funding requirements, pursuant to ERISA regulations, although we may make additional discretionary contributions. Estimates of other postretirement benefits are based on both our estimated future benefit payments and the estimated contributions to plans that are funded through trusts.

Purchase Obligations Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. Purchase obligations include amounts recorded as well as amounts that are not recorded on the

Consolidated Statements of Financial Position. Approximately 8% of the purchase obligations disclosed above are reimbursable to us pursuant to cost-type government contracts.

Purchase Obligations Not Recorded on the Consolidated Statements of Financial Position Production related purchase obligations not recorded on the Consolidated Statements of Financial Position include agreements for production goods, tooling costs, electricity and natural gas contracts, property, plant and equipment, and other miscellaneous production related obligations. The most significant obligation relates to inventory procurement contracts. We have entered into certain significant inventory procurement contracts that specify determinable prices and quantities, and long-term delivery timeframes. In addition, we purchase raw materials on behalf of our suppliers. These agreements require suppliers and vendors to be prepared to build and deliver items in sufficient time to meet our production schedules. The need for such arrangements with suppliers and vendors arises from the extended production planning horizon for many of our products. A significant portion of these inventory commitments is supported by firm contracts and/or has historically resulted in settlement through reimbursement from customers for penalty payments to the supplier should the customer not take delivery. These amounts are also included in our forecasts of costs for program and contract accounting. Some inventory procurement contracts may include escalation adjustments. In these limited cases, we have included our best estimate of the effect of the escalation adjustment in the amounts disclosed in the table above.

Purchase Obligations Recorded on the Consolidated Statements of Financial Position Purchase obligations recorded on the Consolidated Statements of Financial Position primarily include accounts payable and certain other liabilities including accrued compensation.

Industrial Participation Agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2010, we incurred no such penalties. As of December 31, 2010, we have outstanding industrial participation agreements totaling $9.7 billion that extend through 2024. Purchase order commitments associated with industrial participation agreements are included in the table above. To be eligible for such a purchase order commitment from us, a foreign supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.

Income Tax Obligations As of December 31, 2010, our total liability for income taxes payable, including uncertain tax positions, was $499 million, of which $81 million we expect to pay in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $418 million. Our income tax obligations are excluded from the table above. See Note 5 to our Consolidated Financial Statements.

Commercial Commitments

The following table summarizes our commercial commitments outstanding as of December 31, 2010.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 Years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$7,599	$5,560	$1,542	$328	$169
Commercial aircraft financing commitments	9,865	1,234	2,035	2,775	3,821
Total commercial commitments	$17,464	$6,794	$3,577	$3,103	$3,990

Commercial aircraft financing commitments include commitments to provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns based on estimated earliest potential funding dates. Based on historical experience, we currently do not anticipate that all of these commitments will be exercised by our customers; however there can be no assurances that we will not be required to fund greater amounts than historically required. See Note 11 to our Consolidated Financial Statements.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 20 to our Consolidated Financial Statements, including our contesting the default termination of the A-12 aircraft, certain employment and benefits litigation, litigation/arbitration involving BSSI programs and civil securities litigation relating to disclosures concerning the 787 program.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $721 million at December 31, 2010. For additional information, see Note 11 to our Consolidated Financial Statements.

Income Taxes We have recorded a net liability of $1,198 million at December 31, 2010 for uncertain tax positions. For further discussion of these contingencies, see Note 5 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 12 to our Consolidated Financial Statements.

Critical Accounting Policies

Contract Accounting

Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

Due to the size, duration and nature of many of our contracts, the estimation of total sales and costs through completion is complicated and subject to many variables. Total contract sales estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance, and price adjustment clauses (such as inflation or index-based clauses). The majority of these contracts are with the U.S. government. Generally the price is based on estimated cost to produce the product or service plus profit. Federal acquisition regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Total contract cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.

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

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all contracts in BDS for all of 2010 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $319 million. A number of our contracts are in a reach–forward loss position. Changes to estimated loss in future periods are recorded immediately in earnings.

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

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If combined cost of sales percentages for commercial airplane programs, excluding the 747 and 787 programs, for all of 2010 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $261 million.

The 747 program is in a reach-forward loss position having recorded a total of $2,037 million of reach-forward losses in 2009 and 2008. Absent changes in the estimated revenues or costs, subsequent deliveries are recorded at zero margin. Reductions to the estimated loss in subsequent periods are spread over all undelivered units in the accounting quantity, whereas increases to the estimated loss are recorded immediately.

Our current assessment is that the 787 program does not have a reach-forward loss. The cumulative impacts of the production challenges, schedule delays and customer and supplier impacts have created significant pressure on revenue and cost estimates such that we expect to record zero margin on the initial deliveries. The scale and duration of the 787 program is such that relatively minor changes in assumptions or variables could have a material effect on our reported results in any period if the program is determined to have a reach-forward loss.

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

Three primary factors influencing the level of our allowance are customer credit ratings, collateral values and default rates. If each customer’s credit rating were upgraded or downgraded by one major rating category at December 31, 2010, the allowance would have decreased by $163 million or increased by $343 million. If the collateral values were 20% higher or lower at December 31, 2010, the allowance would have decreased by $94 million or increased by $72 million. If the cumulative default rates used for each rating category should increase or decrease 1%, the allowance would have increased or decreased by $7 million.

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

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $30 million for the year ended December 31, 2010.

Residual Values Equipment under operating leases and assets held for re-lease are carried at cost less accumulated depreciation and are depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases and assets held for re-lease. If the estimated residual values declined 20% at December 31, 2010, we estimate that we would have incurred additional impairment expense of $31 million for the year ended December 31, 2010, and a future cumulative pre-tax earnings reduction of approximately $132 million recognized over the remaining depreciable periods, of which approximately $30 million would be recognized in 2011.

Our investment in sales-type/finance leases includes future minimum lease payments receivable plus the estimated residual value of leased assets less unearned income. Declines in estimated residual value that are deemed other than temporary are recognized in the period in which the decline occurs. If the estimated residual values declined 20% at December 31, 2010, we estimate that we would have reduced pre-tax income by $50 million for the year ended December 31, 2010.

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

As of December 31, 2010 and 2009, we had $499 million of indefinite-lived intangible assets related to the Jeppesen and Aviall brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. A 10% decrease in the discounted cash flows would reduce the carrying value of these indefinite-lived intangible assets by less than $1 million.

Postretirement Plans

Almost all of our employees are covered by defined benefit pension plans with the exception of all nonunion and some union employees hired after December 31, 2008. We also have other postretirement benefits consisting principally of healthcare coverage for eligible retirees and qualifying dependents. Accounting rules require an annual measurement of our projected obligations and plan assets. These measurements are based upon several assumptions, including the discount rate, the expected long-term rate of asset return, and medical trend rate (rate of growth for medical costs). Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligations and Shareholders’ equity.

The following table shows the sensitivity of our pension and other postretirement benefit plan liabilities and net periodic cost to a 25 basis point change in the discount rate as of December 31, 2010.

(Dollars in millions)	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans
Projected benefit obligation	$(1,772)	$2,204
Net periodic pension cost	(185)	225

Other postretirement benefit plans
Accumulated postretirement benefit obligation	(192)	228
Net periodic postretirement benefit cost	(15)	17

Pension expense is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2010 net periodic pension expense by $123 million.

Differences between actual and expected returns can affect future year’s pension cost. The asset balance used to calculate the expected return on pension plan assets is a calculated value that recognizes changes in the fair value of assets over a five year period. Despite investment gains during 2010 and 2009, the significant losses incurred during 2008 will cause 2011 net periodic pension cost to increase by approximately $1.0 billion and the portion recognized in earnings for 2011 to increase by approximately $650 million primarily due to amortization of actuarial losses. Absent increases in interest rates, higher asset values and/or higher contributions, net periodic pension cost will increase further in future years.

The assumed medical trend rates have a significant effect on the following year’s expense, recorded liabilities and Shareholders’ equity. The following table shows the sensitivity of our other postretirement benefit plan liabilities and net periodic cost to a 100 basis point change as of December 31, 2010.

(Dollars in millions)	Change in medical trend rate Increase 100 bps	Change in medical trend rate Decrease 100 bps
Other postretirement benefit plans
Accumulated postretirement benefit obligation	$742	$(654)
Net periodic postretirement benefit cost	125	(110)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations, and customer financing assets and liabilities. Additionally, BCC uses interest rate swaps with certain debt obligations to manage exposure to interest rate changes. Exposure to this risk is managed by generally matching the profile of BCC’s liabilities with that of BCC’s assets in relation to amount and terms such as expected maturities and fixed versus floating interest rates. As of December 31, 2010, the impact over the next 12 months of a 100 basis point immediate and sustained rise in interest rates would be a $5 million increase to BCC’s pre-tax earnings. For purposes of the foregoing sensitivity analysis, we assume that the level of our floating rate assets and debt (including the impact of derivatives) remain unchanged from year-end 2010 and that they are all subject to immediate re-pricing. Historically, we have not experienced material gains or losses on our investments or customer financing assets and liabilities due to interest rate changes.

Based on the portfolio of other Boeing fixed-rate debt, the unhedged exposure to interest rate risk is not material. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward and option contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2010, a 10% increase in the exchange rate in our portfolio of foreign currency contracts would have decreased our unrealized gains by $159 million and a 10% decrease in the exchange rate would have increased our unrealized gains by $173 million. At December 31, 2009, a 10% increase in the exchange rate in our portfolio of foreign currency contracts would have decreased our unrealized gains by $136 million and a 10% decrease in the exchange rate would have increased our unrealized gains by $150 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries

Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2010	2009	2008
Sales of products	$52,586	$57,032	$50,180
Sales of services	11,720	11,249	10,729
Total revenues	64,306	68,281	60,909
Cost of products	(42,194)	(47,639)	(41,662)
Cost of services	(9,489)	(8,726)	(8,467)
Boeing Capital Corporation interest expense	(160)	(175)	(223)
Total costs and expenses	(51,843)	(56,540)	(50,352)
	12,463	11,741	10,557
Income from operating investments, net	267	249	241
General and administrative expense	(3,644)	(3,364)	(3,084)
Research and development expense, net	(4,121)	(6,506)	(3,768)
Gain/(loss) on dispositions, net	6	(24)	4
Earnings from operations	4,971	2,096	3,950
Other income/(expense), net	52	(26)	247
Interest and debt expense	(516)	(339)	(202)
Earnings before income taxes	4,507	1,731	3,995
Income tax expense	(1,196)	(396)	(1,341)
Net earnings from continuing operations	3,311	1,335	2,654
Net (loss)/gain on disposal of discontinued operations, net of taxes of $2, $13 and ($10)	(4)	(23)	18
Net earnings	$3,307	$1,312	$2,672

Basic earnings per share from continuing operations	$4.50	$1.89	$3.68
Net (loss)/gain on disposal of discontinued operations, net of taxes	(0.01)	(0.03)	0.02
Basic earnings per share	$4.49	$1.86	$3.70

Diluted earnings per share from continuing operations	$4.46	$1.87	$3.65
Net (loss)/gain on disposal of discontinued operations, net of taxes	(0.01)	(0.03)	0.02
Diluted earnings per share	$4.45	$1.84	$3.67

See notes to the consolidated financial statements on pages 55 – 108.

The Boeing Company and Subsidiaries

Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2010	2009
Assets
Cash and cash equivalents	$5,359	$9,215
Short-term and other investments	5,158	2,008
Accounts receivable, net	5,422	5,785
Current portion of customer financing, net	285	368
Deferred income taxes	31	966
Inventories, net of advances and progress billings	24,317	16,933
Total current assets	40,572	35,275
Customer financing, net	4,395	5,466
Property, plant and equipment, net	8,931	8,784
Goodwill	4,937	4,319
Other acquired intangibles, net	2,979	2,877
Deferred income taxes	4,031	3,062
Investments	1,111	1,030
Pension plan assets, net	6	16
Other assets, net of accumulated amortization of $630 and $492	1,603	1,224
Total assets	$68,565	$62,053

Liabilities and equity
Accounts payable	$7,715	$7,096
Other accrued liabilities	13,802	12,822
Advances and billings in excess of related costs	12,323	12,076
Deferred income taxes and income taxes payable	607	182
Short-term debt and current portion of long-term debt	948	707
Total current liabilities	35,395	32,883
Accrued retiree health care	8,025	7,049
Accrued pension plan liability, net	9,800	6,315
Non-current income taxes payable	418	827
Other long-term liabilities	592	537
Long-term debt	11,473	12,217
Shareholders’ equity:
Common stock, par value $5.00 – 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	3,866	3,724
Treasury stock, at cost	(17,187)	(15,911)
Retained earnings	24,784	22,746
Accumulated other comprehensive loss	(13,758)	(11,877)
ShareValue Trust		(1,615)
Total shareholders’ equity	2,766	2,128
Noncontrolling interest	96	97
Total equity	2,862	2,225
Total liabilities and equity	$68,565	$62,053

See notes to the consolidated financial statements on pages 55 – 108.

The Boeing Company and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2010	2009	2008
Cash flows – operating activities:
Net earnings	$3,307	$1,312	$2,672
Adjustments to reconcile net earnings to net cash provided/(used)by operating activities:
Non-cash items –
Share-based plans expense	215	238	209
Depreciation	1,510	1,459	1,325
Amortization of other acquired intangibles	217	207	166
Amortization of debt discount/premium and issuance costs	19	12	11
Investment/asset impairment charges, net	174	151	50
Customer financing valuation provision	51	45	84
Loss on disposal of discontinued operations	6	36	(28)
(Gain)/loss on dispositions, net	(6)	24	(4)
Other charges and credits, net	512	214	116
Excess tax benefits from share-based payment arrangements	(19)	(5)	(100)
Changes in assets and liabilities –
Accounts receivable	8	(391)	564
Inventories, net of advances and progress billings	(7,387)	(1,525)	(6,168)
Accounts payable	313	1,141	318
Other accrued liabilities	668	1,327	554
Advances and billings in excess of related costs	238	(680)	(1,120)
Income taxes receivable, payable and deferred	822	607	744
Other long-term liabilities	328	(12)	(211)
Pension and other postretirement plans	1,335	1,140	14
Customer financing, net	717	104	432
Other	(76)	199	(29)
Net cash provided/(used) by operating activities	2,952	5,603	(401)
Cash flows – investing activities:
Property, plant and equipment additions	(1,125)	(1,186)	(1,674)
Property, plant and equipment reductions	63	27	34
Acquisitions, net of cash acquired	(932)	(639)	(964)
Contributions to investments	(15,548)	(2,629)	(6,673)
Proceeds from investments	12,425	1,041	11,343
Payments on Sea Launch guarantees		(448)
Reimbursement of Sea Launch guarantee payments	82	40
Receipt of economic development program funds	206
Purchase of distribution rights	(2)		(178)
Net cash (used)/provided by investing activities	(4,831)	(3,794)	1,888
Cash flows – financing activities:
New borrowings	41	5,961	13
Debt repayments	(689)	(551)	(738)
Payments to noncontrolling interests		(40)
Repayments of distribution rights financing	(137)		(357)
Stock options exercised, other	87	10	44
Excess tax benefits from share-based payment arrangements	19	5	100
Employee taxes on certain share-based payment arrangements	(30)	(21)	(135)
Common shares repurchased		(50)	(2,937)
Dividends paid	(1,253)	(1,220)	(1,192)
Net cash (used)/provided by financing activities	(1,962)	4,094	(5,202)
Effect of exchange rate changes on cash and cash equivalents	(15)	44	(59)
Net (decrease)/increase in cash and cash equivalents	(3,856)	5,947	(3,774)
Cash and cash equivalents at beginning of year	9,215	3,268	7,042
Cash and cash equivalents at end of year	$5,359	$9,215	$3,268

See notes to the consolidated financial statements on pages 55 – 108.

The Boeing Company and Subsidiaries

Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share- Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2008	$5,061	$4,757	($14,842)	($2,752)	$21,376	($4,596)	$74	$9,078
Net earnings					2,672		(2)	2,670
Unrealized loss on derivative instruments, net of tax of $93						(159)		(159)
Unrealized loss on certain investments, net of tax of $61						(121)		(121)
Reclassification adjustment for losses realized in net earnings, net of tax of $(2)						4		4
Currency translation adjustment						(180)		(180)
Postretirement liability adjustment, net of tax of $(4,883)						(8,565)		(8,565)

Comprehensive expense								(6,351)

Share-based compensation and related dividend equivalents		243			(8)			235
ShareValue Trust activity		(1,540)		1,452				(88)
Excess tax pools		99						99
Treasury shares issued for stock options exercised, net		(9)	53					44
Treasury shares issued for other share-based plans, net		(94)	65					(29)
Treasury shares repurchased			(2,937)					(2,937)
Treasury shares transfer			(97)	97
Cash dividends declared ($1.62 per share)					(1,187)			(1,187)
Postretirement transition amount, net of tax of $50					(178)	92		(86)
Changes in noncontrolling interest							80	80
Balance December 31, 2008	$5,061	$3,456	($17,758)	($1,203)	$22,675	($13,525)	$152	($1,142)
Net earnings					1,312		2	1,314
Unrealized gain on derivative instruments, net of tax of $(92)						159		159
Unrealized gain on certain investments, net of tax of $(18)						30		30
Reclassification adjustment for losses realized in net earnings, net of tax of $(22)						38		38
Currency translation adjustment						154		154
Postretirement liability adjustment, net of tax of $(717)						1,267		1,267

Comprehensive income								2,962

Share-based compensation and related dividend equivalents		243			(8)			235
ShareValue Trust activity		412		(412)
Excess tax pools		(1)						(1)
Treasury shares issued for stock options exercised, net		(5)	15					10
Treasury shares issued for other share-based plans, net		(80)	69					(11)
Treasury shares repurchased			(50)					(50)
Cash dividends declared ($1.68 per share)					(1,233)			(1,233)
Treasury shares contributed to pension plans		(313)	1,813					1,500
Changes in noncontrolling interest		12					(57)	(45)
Balance December 31, 2009	$5,061	$3,724	($15,911)	($1,615)	$22,746	($11,877)	$97	$2,225

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share- Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance December 31, 2009	$5,061	$3,724	($15,911)	($1,615)	$22,746	($11,877)	$97	$2,225
Net earnings					3,307		1	3,308
Unrealized gain on derivative instruments, net of tax of $(22)						37		37
Reclassification adjustment for gains realized in net earnings, net of tax of $5						(9)		(9)
Currency translation adjustment						16		16
Postretirement liability adjustment, net of tax of $1,109						(1,925)		(1,925)

Comprehensive income								1,427

Share-based compensation and related dividend equivalents		235			(24)			211
ShareValue Trust activity		242		(242)
ShareValue Trust termination			(1,857)	1,857
Excess tax pools		(234)						(234)
Treasury shares issued for stock options exercised, net		(45)	132					87
Treasury shares issued for other share-based plans, net		(82)	60					(22)
Treasury shares issued for 401(k) contribution		26	389					415
Cash dividends declared ($1.68 per share)					(1,245)			(1,245)
Changes in noncontrolling interest							(2)	(2)
Balance December 31, 2010	$5,061	$3,866	($17,187)		$24,784	($13,758)	$96	$2,862

See notes to the consolidated financial statements on pages 55 – 108.

The Boeing Company and Subsidiaries

Notes to the Consolidated Financial Statements

Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2010	2009	2008
Revenues:
Commercial Airplanes	$31,834	$34,051	$28,263
Boeing Defense, Space & Security:
Boeing Military Aircraft	14,238	14,304	13,445
Network & Space Systems	9,455	10,877	11,346
Global Services & Support	8,250	8,480	7,256
Total Boeing Defense, Space & Security	31,943	33,661	32,047
Boeing Capital Corporation	639	660	703
Other segment	138	165	567
Unallocated items and eliminations	(248)	(256)	(671)
Total revenues	$64,306	$68,281	$60,909

Earnings/(loss) from operations:
Commercial Airplanes	$3,006	$(583)	$1,186
Boeing Defense, Space & Security:
Boeing Military Aircraft	1,258	1,528	1,294
Network & Space Systems	711	839	1,034
Global Services & Support	906	932	904
Total Boeing Defense, Space & Security	2,875	3,299	3,232
Boeing Capital Corporation	152	126	162
Other segment	(327)	(152)	(307)
Unallocated items and eliminations	(735)	(594)	(323)
Earnings from operations	4,971	2,096	3,950
Other income/(expense), net	52	(26)	247
Interest and debt expense	(516)	(339)	(202)
Earnings before income taxes	4,507	1,731	3,995
Income tax expense	(1,196)	(396)	(1,341)
Net earnings from continuing operations	3,311	1,335	2,654
Net (loss)/gain on disposal of discontinued operations, net of taxes of $2, $13 and ($10)	(4)	(23)	18
Net earnings	$3,307	$1,312	$2,672

This information is an integral part of the notes to the consolidated financial statements. See Note 21 for further segment results.

The Boeing Company and Subsidiaries

Notes to the Consolidated Financial Statements

Years ended December 31, 2010, 2009 and 2008

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

Operating Cycle

For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year and could exceed three years.

Revenue and Related Cost Recognition

Contract Accounting Contract accounting is used for development and production activities predominantly by Boeing Defense, Space & Security (BDS). The majority of business conducted by BDS is performed under contracts with the U.S. government and other customers that extend over several years. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract resulting in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

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

Reinsurance Revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $139, $122 and $83 during 2010, 2009 and 2008, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $123, $118 and $86 during 2010, 2009 and 2008, respectively. Revenues and costs are presented net in Cost of services in the Consolidated Statements of Operations.

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

Research and Development

Research and development includes costs incurred for experimentation, design, testing, and bid and proposal efforts related to government products and services which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our contract accounting policy. We have certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues.

We have established cost sharing arrangements with some suppliers for the 787 program. Our cost sharing arrangements state that the supplier contributions are for reimbursements of costs we incur for experimentation, basic design, and testing activities during the 787 development. In each arrangement, we retain substantial rights to the 787 part or component covered by the arrangement. The amounts received from these cost sharing arrangements are recorded as a reduction to research and development expenses since we have no obligation to refund any amounts received per the arrangements regardless of the outcome of the development efforts. Specifically, under the terms of each agreement, payments received from suppliers for their share of the costs are typically based on milestones and are recognized as earned when we achieve the milestone events and no ongoing obligation on our part exists. In the event we receive a milestone payment prior to the completion of the milestone, the amount is classified in Other accrued liabilities until earned.

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

Postretirement Plans

Almost all of our employees are covered by defined benefit pension plans with the exception of all nonunion and some union employees hired after December 31, 2008. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). A portion of net periodic pension and other postretirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period. If gains and losses, which occur when actual experience differs from actuarial assumptions, exceed ten percent of the greater of plan assets or plan liabilities we amortize them over the average future service period of employees. The funded status of our pension and postretirement plans is reflected on the Consolidated Statements of Financial Position. Effective December 31, 2008, accounting standards required us to measure our plan assets and benefit obligations at December 31, the date of our year end. We previously performed this measurement at September 30 of each year.

Postemployment Plans

We record a liability for postemployment benefits, such as severance or job training, when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Environmental Remediation

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. We routinely assess, based on in-depth studies, expert analyses and legal reviews, our contingencies, obligations, and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties and/or insurance carriers. Our policy is to accrue and charge to current expense identified exposures related to environmental remediation sites based on our best estimate or the low end of a range of reasonably possible exposure for investigation, cleanup, and monitoring costs to be incurred. Estimated remediation costs are not discounted to present value as the timing of payments cannot be reasonably estimated. We may be able to recover a portion of the remediation costs from insurers or other third parties. Such recoveries are recorded when realization of the claim for recovery is deemed probable.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $209 and $211 at December 31, 2010 and 2009.

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

Because of the higher unit production costs experienced at the beginning of a new or derivative commercial airplane program, the actual costs incurred for production of the early units in the program may exceed the amount reported as cost of sales for those units. In addition, the application of a total program gross profit rate to delivered units may result in costs assigned to delivered units in a reporting period being less than the actual cost of those units. The excess actual costs incurred over the amount reported as cost of sales is disclosed as deferred production costs, which are included in inventory along with unamortized tooling costs.

The determination of net realizable value of long-term contract costs is based upon quarterly reviews that estimate costs to be incurred to complete all contract requirements. When actual contract costs and the estimate to complete exceed total estimated contract revenues, a loss provision is recorded. The determination of net realizable value of commercial aircraft program costs is based upon quarterly program reviews that estimate revenue and cost to be incurred to complete the program accounting quantity. When estimated costs to complete exceed estimated program revenues to go, a program loss provision is recorded in the current period for the estimated loss on all undelivered units in the accounting quantity.

Used aircraft purchased by the Commercial Airplanes segment and general stock materials are stated at cost not in excess of net realizable value. See ‘Aircraft Valuation’ within this Note for a discussion of our valuation of used aircraft. Spare parts inventory is stated at lower of average unit cost or market. We review our commercial spare parts and general stock materials quarterly to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends, expected production usage, and the size and age of the aircraft fleet using the part. Impaired inventories are charged to Cost of products in the period the impairment occurs.

Included in inventory for commercial aircraft programs are amounts paid or credited in cash, or other consideration to certain airline customers, that are referred to as early issue sales consideration. Early issue sales consideration is recognized as a reduction to revenue when the delivery of the aircraft under contract occurs. If an airline customer does not perform and take delivery of the contracted aircraft, we believe that we would have the ability to recover amounts paid. However, to the extent early issue sales consideration exceeds advances and is not considered to be otherwise recoverable, it would be written off in the current period.

We net advances and progress billings on long-term contracts against inventory in the Consolidated Statements of Financial Position. Advances and progress billings in excess of related inventory are reported in Advances and billings in excess of related costs.

Precontract Costs

We may, from time to time, incur costs to begin fulfilling the statement of work under a specific anticipated contract that we are still negotiating with a customer. If we determine it is probable that we will be awarded the specific anticipated contract, then we capitalize the precontract costs we incur, excluding start-up costs which are expensed as incurred. Capitalized precontract costs of $527 and $183 at December 31, 2010 and 2009, are included in Inventories, net of advances and progress billings, in the accompanying Consolidated Statements of Financial Position.

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

Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, from 3 to 14 years; product know-how, from 3 to 30 years; customer base, from 3 to 19 years; distribution rights, from 9 to 30 years; and other, from 2 to 32 years. We evaluate the potential impairment of finite-lived acquired intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

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

We classify investment income and loss on our Consolidated Statements of Operations based on whether the investment is operating or non-operating in nature. Operating investments align strategically and are integrated with our operations. Earnings from operating investments, including our share of income or loss from equity method investments, dividend income from certain cost method investments, and any impairments or gain/loss on the disposition of these investments, are recorded in Income from operating investments, net. Non-operating investments are those we hold for non-strategic purposes. Earnings from non-operating investments, including interest and dividends on marketable securities, and any impairments or gain/loss on the disposition of these investments are recorded in Other income/(expense), net.

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

Aircraft Valuation

Used aircraft under trade-in commitments and aircraft under repurchase commitments In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. Additionally, we have entered into contingent repurchase commitments with certain customers wherein we agree to repurchase the Sale Aircraft at a specified price, generally 10 to 15 years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft. If we execute an agreement for the sale of additional new aircraft, and if the customer exercises its right to sell the Sale Aircraft to us, a contingent repurchase commitment would become a trade-in commitment. Our historical experience is that no contingent repurchase agreements have become trade-in commitments.

All trade-in commitments at December 31, 2010 and 2009 were solely attributable to Sale Aircraft and did not originate from contingent repurchase agreements. Exposure related to trade-in commitments may take the form of:

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

The fair value of trade-in aircraft is determined using aircraft-specific data such as model, age and condition, market conditions for specific aircraft and similar models, and multiple valuation sources. This process uses our assessment of the market for each trade-in aircraft, which in most instances begins years before the return of the aircraft. There are several possible markets in which we continually pursue opportunities to place used aircraft. These markets include, but are not limited to, the resale market, which could potentially include the cost of long-term storage; the leasing market, with the potential for refurbishment costs to meet the leasing customer’s requirements; or the scrap market. Trade-in aircraft valuation varies significantly depending on which market we determine is most likely for each aircraft. On a quarterly basis, we update our valuation analysis based on the actual activities associated with placing each aircraft into a market. This quarterly valuation process yields results that are typically lower than residual value estimates by independent sources and tends to more accurately reflect results upon the actual placement of the aircraft.

Used aircraft acquired by the Commercial Airplanes segment are included in Inventories at the lower of cost or market as it is our intent to sell these assets. To mitigate costs and enhance marketability, aircraft may be placed on operating lease. While on operating lease, the assets are included in Customer financing.

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

Impairment review for assets under operating leases and held for sale or re-lease We evaluate for impairment assets under operating lease or assets held for sale or re-lease when events or changes in circumstances indicate that the expected undiscounted cash flow from the asset may be less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow, including our intentions for how long we will hold an asset subject to operating lease before it is sold, the expected future lease rates, lease terms, residual value of the asset, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying value or fair value less costs to sell.

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

We review the adequacy of the allowance attributable to the remaining receivables (after excluding receivables subject to a specific impairment allowance) by assessing both the collateral exposure and the applicable cumulative default rate. Collateral exposure for a particular receivable is the excess of the carrying value of the receivable over the fair value of the related collateral. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted average remaining contract term. Internally assigned credit ratings, our credit quality indicator, are determined for each customer in the portfolio. Those ratings are updated based upon public information and information obtained directly from our customers.

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

Each quarter we review customer credit ratings, published historical credit default rates for different rating categories, and multiple third-party aircraft value publications as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates or that the consideration of these factors in the future will not result in an increase or decrease to the allowance for losses on receivables.

Warranties

In conjunction with certain product sales, we provide warranties that cover factors such as non-conformance to specifications and defects in material and design. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three to four-year standard warranty for systems, accessories, equipment, parts, and software manufactured by us or manufactured to certain standards under our authorization. These warranties are included in the programs’ estimate at completion. On occasion we have made commitments beyond the standard warranty obligation to correct fleet-wide major issues of a particular model, resulting in additional accrued warranty expense. Warranties issued by our BDS segments principally relate to sales of military aircraft and weapons hardware and are included in the contract cost estimates. These sales are generally accompanied by a six to twelve-month warranty period and cover systems, accessories, equipment, parts, and software manufactured by us to certain contractual specifications. Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. Estimated costs of these additional warranty issues are considered changes to the initial liability estimate.

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

Note 2 – Acquisitions

Argon ST, Inc.

On August 5, 2010, we acquired Argon ST, Inc. (Argon) for $782, net of cash acquired. Argon develops command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) and, combat systems. The acquisition is part of our strategy to expand our capabilities to address the C4ISR, cyber and intelligence markets. Argon’s results of operations from the acquisition date are included in the Network & Space Systems (N&SS) segment. We also expect to generate synergies associated with the acquisition in other Boeing Defense, Space & Security business units. Goodwill has been recorded in N&SS, Global Services & Support (GS&S) and Boeing Military Aircraft (BMA) segments.

The final allocation of the purchase price is as follows:

Accounts receivable	$66
Inventory	47
Property, plant and equipment	32
Goodwill	549
Finite-lived intangible assets(1)	216
Other assets	1
Accounts payable	(14)
Other accrued liabilities	(69)
Advances and billings in excess of related costs	(8)
Deferred income taxes	(38)
Total net assets acquired	$782

(1)	Finite-lived intangible assets have a weighted average amortization period of 13 years and include $133 of Developed technology and $69 of Customer base.

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

The final allocation of the purchase price is as follows:

Inventory	$241
Property, plant and equipment	170
Goodwill	606
Finite-lived intangible assets(1)	49
Accounts payable	(24)
Other accrued liabilities	(31)
Other long-term liabilities	(5)
Total net assets acquired	$1,006

(1)	The weighted average amortization period for finite-lived intangible assets is 17 years.

Note 3 – Goodwill and Acquired Intangibles

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Commercial Airplanes	Boeing Military Aircraft	Network & Space Systems	Global Services & Support	Total
Balance at January 1, 2008	$1,400	$593	$883	$205	$3,081
Acquisitions(1)(2)	84	255	201	61	601
Goodwill adjustments	(35)				(35)
Balance at December 31, 2008(1)	$1,449	$848	$1,084	$266	$3,647
Vought acquisition	606				606
Goodwill adjustments	28		18	20	66
Balance at December 31, 2009(1)	$2,083	$848	$1,102	$286	$4,319
Argon acquisition		193	345	11	549
Other acquisitions	18		14	4	36
Goodwill adjustments	9			24	33
Balance at December 31, 2010	$2,110	$1,041	$1,461	$325	$4,937

(1)	Effective January 1, 2010, certain programs were realigned among BDS segments. Prior year amounts have been recast for segment realignments.
(2)	During 2008, we completed nine acquisitions.

As of December 31, 2010 and 2009, we had indefinite-lived intangible assets with carrying amounts of $499 relating to tradenames.

The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$1,661	$211	$1,596	$140
Product know-how	499	116	333	98
Customer base	603	208	517	165
Developed technology	834	653	831	581
Other	193	122	198	113
Total	$3,790	$1,310	$3,475	$1,097

Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2010 and 2009 was $217 and $207. Estimated amortization expense for the five succeeding years is as follows: 2011 – $192; 2012 – $190; 2013 – $170; 2014 – $156 and 2015 – $149.

Non-cash investing and financing transactions related to acquired finite-lived intangibles during 2010 and 2009 were $62 and $329. Total acquired finite-lived intangibles of $529 and $604 remain unpaid as of December 31, 2010 and 2009.

Note 4 – Earnings Per Share

The weighted-average number of shares outstanding used to compute earnings per share are as follows:

(Shares in millions) Years ended December 31,	2010	2009	2008
Weighted average shares outstanding	735.0	705.9	719.9
Participating securities	3.1	3.7	2.9
Basic weighted average shares outstanding	738.1	709.6	722.8
Dilutive potential common shares	6.2	3.8	6.2
Diluted weighted average shares outstanding	744.3	713.4	729.0

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

(Shares in millions) Years ended December 31,	2010	2009	2008
Stock options	14.9	16.8	14.9
Performance Awards	3.8	2.0	2.0
ShareValue Trust		13.2	12.7
Performance Shares		0.8	0.7
Stock units		0.2	0.3

Note 5 – Income Taxes

The components of earnings before income taxes were:

Years ended December 31,	2010	2009	2008
U.S.	$4,310	$1,638	$3,794
Non-U.S.	197	93	201
Total	$4,507	$1,731	$3,995

Income tax expense/(benefit) consisted of the following:

Years ended December 31,	2010	2009	2008
Current tax expense
U.S. federal	$13	$(132)	$44
Non-U.S.	80	69	29
U.S. state	(137)	145	20
Total current	(44)	82	93
Deferred tax expense
U.S. federal	969	457	1,151
Non-U.S.	(13)	(55)	26
U.S. state	284	(88)	71
Total deferred	1,240	314	1,248
Total income tax expense	$1,196	$396	$1,341

Net income tax payments/(refunds) were $360, ($198) and $599 in 2010, 2009 and 2008, respectively.

Our effective income tax rate was 26.5%, 22.9% and 33.6% for the years ended December 31, 2010, 2009 and 2008, respectively. Our effective tax rate was higher in 2010, than 2009, primarily because pre-tax book income in 2010 was higher than in 2009 and because of an income tax charge of $150 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. This was partially offset by a tax benefit of $371 recorded during the fourth quarter of 2010 as a result of settling the 1998-2003 federal audit. Our effective tax rate was lower in 2009, than 2008, primarily because tax credits such as research and development credits represented a higher proportion of earnings before taxes due to the year-over-year reduction in earnings. The following is a reconciliation of the U.S. federal statutory tax rate of 35% to our effective income tax rate:

Years ended December 31,	2010	2009	2008
U.S. federal statutory tax	35.0%	35.0%	35.0%
Research and development credits	(3.5)	(10.1)	(4.3)
Tax on international activities	(1.2)	(2.4)	(0.7)
Tax deductible dividends	(0.9)	(2.2)	(0.8)
State income tax provision, net of effect on U.S. federal tax	1.8	2.2	1.7
Medicare Part D law change	3.3
Federal audit settlement	(8.2)
Other provision adjustments	0.2	0.4	2.7
Effective income tax rate	26.5%	22.9%	33.6%

Significant components of our deferred tax assets, net of deferred tax liabilities, at December 31 were as follows:

	2010	2009
Retiree health care accruals	$3,061	$2,930
Inventory and long-term contract methods of income recognition, fixed assets and other (net of valuation allowance of $27 and $23)	(2,644)	(994)
Partnerships and joint ventures	(263)	(528)
Other employee benefits accruals	1,272	1,411
In-process research and development related to acquisitions	65	79
Net operating loss, credit and capital loss carryovers (net of valuation allowance of $78 and $36)	300	477
Pension asset	3,443	2,345
Customer and commercial financing	(1,645)	(1,703)
Unremitted earnings of non-U.S. subsidiaries	(60)	(55)
Other net unrealized losses	13	66
Net deferred tax assets(1)	$3,542	$4,028

(1)	Of the deferred tax asset for net operating loss and credit carryovers, $158 expires in years ending from December 31, 2011 through December 31, 2030 and $142 may be carried over indefinitely.

Net deferred tax assets at December 31 were as follows:

	2010	2009
Deferred tax assets	$14,383	$13,739
Deferred tax liabilities	(10,736)	(9,652)
Valuation allowance	(105)	(59)
Net deferred tax assets	$3,542	$4,028

The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Included in the net deferred tax assets at December 31, 2010 and 2009 are deferred tax assets in the amounts of $8,186 and $7,226 related to other comprehensive loss.

We have provided for U.S. deferred income taxes and foreign withholding tax in the amount of $60 on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

As of December 31, 2010 and 2009, the amount accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position was as follows: interest of $170 and $271 and penalties of $12 and $14. The amount of interest (benefit)/expense was ($105), $45 and $43 for the years ended December 31, 2010, 2009 and 2008, respectively. The interest benefit recorded during 2010 was primarily related to the 1998-2003 federal audit settlement.

The years 2007-2008 are currently being examined by the Internal Revenue Service (IRS), and we have filed appeals with the IRS for 2004-2006. We are also subject to examination in major state and international jurisdictions for the 2001-2010 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
Unrecognized tax benefits – January 1	$1,787	$1,453	$1,272
Gross increases – tax positions in prior periods	95	219	88
Gross decreases – tax positions in prior periods	(465)	(31)	(28)
Gross increases – current-period tax positions	76	148	132
Gross decreases – current-period tax positions	(40)
Settlements	(254)		(10)
Lapse of statute of limitations	(1)	(2)	(1)
Unrecognized tax benefits – December 31	$1,198	$1,787	$1,453

As of December 31, 2010, 2009 and 2008, the total amount of unrecognized tax benefits was $1,198, $1,787 and $1,453 of which $1,074, $1,452 and $1,171 would affect the effective tax rate, if recognized. These amounts are primarily associated with U.S. federal tax issues such as the tax benefits from the Foreign Sales Corporation/Extraterritorial Income tax rules, the amount of research and development tax credits claimed, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed. Also included in these amounts are accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve some or all of the matters presently under consideration for 2004-2006 with the IRS. Depending on the timing and outcome of the audit settlement, unrecognized tax benefits that affect the effective tax rate could increase earnings by up to $300 based on current estimates.

The research and development credit expired on December 31, 2009. On December 17, 2010, President Obama signed into law, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 that retroactively renews the research and development tax credit for 2010 and extends the credit through December 31, 2011.

Note 6 – Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2010	2009
U.S. government contracts	$2,969	$3,090
Commercial customers	1,241	1,206
Reinsurance receivables	487	494
Non-U.S. military contracts	514	436
Sea Launch receivables, net of reserves(1)		438
Other	253	162
Less valuation allowance	(42)	(41)
Total	$5,422	$5,785

(1)	During 2010, the Sea Launch receivables were reclassified from Accounts receivable to Other assets. See discussion below.

The following table summarizes our accounts receivable under long-term contracts that were not billable or related to outstanding claims as of December 31:

	Unbillable		Claims
	2010	2009	2010	2009
Current	$994	$1,273	$30	$33
Expected to be collected after one year	507	450	194	151
Total	$1,501	$1,723	$224	$184

Under contract accounting unbillable receivables on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Any adjustment for the credit quality of unbillable receivables, if required, would be recorded as a direct reduction of revenue. Factors considered in assessing the collectibility of unbillable receivables include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. Unbillable receivables related to commercial customers expected to be collected after one year were $213 and $158 at December 31, 2010 and 2009. Accounts receivable related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization. Accounts receivable, other than those described above, expected to be collected after one year are not material.

Sea Launch

At December 31, 2010, Other assets included $356 of receivables, previously recorded as Accounts receivable, related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows; S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.

Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to loans made to Sea Launch, we could incur additional pre-tax charges of up to $356.

Note 7 – Inventories

Inventories at December 31 consisted of the following:

	2010	2009
Long-term contracts in progress	$14,400	$14,673
Commercial aircraft programs	26,550	18,568
Commercial spare parts, used aircraft, general stock materials and other	5,788	5,004
Inventory before advances and progress billings	46,738	38,245
Less advances and progress billings	(22,421)	(21,312)
Total	$24,317	$16,933

Long-Term Contracts in Progress

Long-term contracts in progress included Delta launch program inventory that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At December 31, 2010 and 2009, the inventory balance was $1,385 and $1,685. As of December 31, 2010, $1,070 of this inventory relates to yet unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $70. See Note 12.

Inventory balances included $236 and $235 subject to claims or other uncertainties relating to the A-12 program as of December 31, 2010 and 2009. See Note 20.

Commercial Aircraft Programs

As of December 31, 2010 and 2009 commercial aircraft programs inventory included the following amounts related to the 787 program: $9,461 and $3,885 of work in process (including deferred production costs), $1,956 and $2,187 of supplier advances, and $1,447 and $1,231 of tooling and other non-recurring costs.

Commercial aircraft programs inventory included $319 and $510 of deferred production cost, and $170 and $211 of unamortized tooling for the 777 program, at December 31, 2010 and 2009.

Commercial aircraft program inventory included amounts credited in cash or other consideration (early issue sales consideration), to airline customers totaling $1,970 and $1,577 at December 31, 2010 and 2009.

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of December 31, 2010 and 2009, the value of completed but unsold aircraft in inventory was insignificant.

Note 8 – Customer Financing

Customer financing at December 31 consisted of the following:

	2010	2009
Financing receivables
Investment in sales-type/finance leases	$2,272	$2,391
Notes	480	1,008
Operating lease equipment, at cost, less accumulated depreciation of $847 and $784	2,281	2,737
Gross customer financing	$5,033	$6,136
Less allowance for losses on receivables	(353)	(302)
Total	$4,680	$5,834

The components of investment in sales-type/finance leases at December 31 were as follows:

	2010	2009
Minimum lease payments receivable	$2,879	$3,147
Estimated residual value of leased assets	619	677
Unearned income	(1,226)	(1,433)
Total	$2,272	$2,391

Operating lease equipment primarily includes jet and commuter aircraft. At December 31, 2010 and 2009, operating lease equipment included $583 and $385 of equipment available for sale or re-lease. At December 31, 2010 and 2009, we had firm lease commitments for $28 and $345 of this equipment.

When our Commercial Airplanes segment is unable to immediately sell used aircraft, it may place the aircraft under an operating lease. It may also provide customer financing with a note receivable. The carrying amount of the Commercial Airplanes segment used aircraft under operating leases and notes receivable included as a component of customer financing totaled $167 and $203 as of December 31, 2010 and 2009.

Financing receivable balances evaluated for impairment are as follows:

	2010	2009
Individually evaluated for impairment	$99	$270
Collectively evaluated for impairment	2,653	3,129
Total financing receivables	$2,752	$3,399

At December 31, 2010, we had no impaired financing receivables. Impaired financing receivables, unpaid principal balances, and the allowance for losses on those receivables consisted of the following at December 31, 2009:

No specific impairment allowance	$1
Specific impairment allowance	144
Carrying value of impaired receivables	$145

Unpaid principal balance	$145
Allowance for losses on impaired receivables	2

The average recorded investment in impaired financing receivables as of December 31, 2010, 2009 and 2008, was $88, $162 and $197, respectively. Income recognition is generally suspended for financing receivables at the date full recovery of income and principal becomes not probable. Income is recognized when financing receivables become contractually current and performance is demonstrated by the customer. Interest income recognized on such receivables was $9, $9 and $14 for the years ended December 31, 2010, 2009 and 2008, respectively.

The change in the allowance for losses on financing receivables for the years ended December 31, 2010, 2009 and 2008, consisted of the following:

	2010	2009	2008
Beginning balance – January 1	$(302)	$(269)	$(195)
Customer financing valuation benefit/(provision)	(51)	(45)	(84)
Reduction in customer financing assets		12	10
Ending balance – December 31	$(353)	$(302)	$(269)

Specifically evaluated for impairment		$(2)	$(8)
Collectively evaluated for impairment	$(353)	(300)	(261)

We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon public information and information obtained directly from our customers. We utilize these credit ratings as one of the factors in assessing the adequacy of our allowance for losses on receivables. Our rating categories are comparable to those used by the major credit rating agencies. Credit risk profile by internally assigned ratings, consisted of the following at December 31:

Rating categories	2010	2009
B	$207	$510
CCC	2,432	2,746
Other	113	143
Total carrying value of financing receivables	$2,752	$3,399

At December 31, 2010 and 2009, all of our receivables were related to customers we believe have less than investment-grade credit. For the year ended December 31, 2010, we applied default rates, on average, of 11% and 51% for customers with internally assigned B and CCC ratings.

Declines in collateral values are a significant driver of our allowance for losses. Generally, out-of-production aircraft have had greater percentages of collateral value declines than in-production aircraft. Our portfolio is primarily comprised of financing receivables for out-of-production aircraft.

As of December 31, 2010, we had no past due receivables. As of December 31, 2009, total financing receivables past due thirty days or more was $1.

Customer Financing Exposure

Customer financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our Customer financing portfolio has a concentration of various model aircraft. Customer financing carrying values related to major aircraft concentrations at December 31 were as follows:

	2010	2009
717 Aircraft ($561 and $662 accounted for as operating leases)(1)	$2,070	$2,262
757 Aircraft ($629 and $708 accounted for as operating leases)(1)	720	902
737 Aircraft ($317 and $400 accounted for as operating leases)	366	553
767 Aircraft ($115 and $154 accounted for as operating leases)	372	465
MD-11 Aircraft ($327 and $384 accounted for as operating leases)(1)	327	384

(1)	Out of production aircraft

Charges related to customer financing asset impairment for the years ended December 31 were as follows:

	2010	2009	2008
Boeing Capital Corporation	$85	$91	$35
Other Boeing	85	8
Total	$170	$99	$35

Scheduled receipts on customer financing are as follows:

Year	2011	2012	2013	2014	2015	Beyond 2015
Principal payments on notes receivable	$170	$98	$138	$23	$25	$26
Sales-type/finance lease payments receivable	319	317	274	274	273	1,422
Operating lease equipment payments receivable	292	231	184	141	120	200

Customer financing assets leased under capital leases and subleased to others were not significant in 2010 and 2009.

Note 9 – Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2010	2009
Land	$542	$539
Buildings and land improvements	9,695	9,548
Machinery and equipment	11,002	10,383
Construction in progress	1,014	1,109
Gross property, plant and equipment	22,253	21,579
Less accumulated depreciation	(13,322)	(12,795)
Total	$8,931	$8,784

Depreciation expense was $1,096, $1,066 and $1,013 for the years ended December 31, 2010, 2009 and 2008, respectively. Interest capitalized during the years ended December 31, 2010, 2009 and 2008 totaled $48, $90 and $99, respectively.

Rental expense for leased properties was $269, $273 and $426, for the years ended December 31, 2010, 2009 and 2008, respectively. For the same periods, these expenses, substantially all minimum rentals, were net of sublease income of $6, $9 and $14, respectively. At December 31, 2010, minimum rental payments under capital leases aggregated $143. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,159, net of sublease payments of $4, at December 31, 2010. Non-cancellable future rentals due from customers for equipment on operating leases aggregated $121 at December 31, 2010. Payments due under operating and capital leases net of sublease amounts, and non-cancellable future rentals during the next five years are as follows:

	2011	2012	2013	2014	2015
Minimum operating lease payments, net of sublease amounts	$217	$158	$122	$102	$62
Future rentals due from customers for equipment on operating leases	17	16	15	14	14
Minimum capital lease payments, net of sublease amounts	54	48	30	8	1

We had accounts payable related to purchases of property, plant and equipment of $265 and $131 for the years ended December 31, 2010 and 2009.

Note 10 – Investments

Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2010	2009
Time deposits	$5,100	$1,900
Pledged money market funds(1)	57
Available-for-sale investments	15	139
Equity method investments	1,072	974
Other investments	25	25
Total	$6,269	$3,038

(1)

These money market funds have been pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

Available-For-Sale Investments

Our investments in available-for-sale debt and equity securities consisted of the following at December 31:

	December 31, 2010				December 31, 2009
	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt	$5			$5	$113		$(1)	$112
Equity	11		$(1)	10	40	$1	(14)	27
Total	$16		$(1)	$15	$153	$1	$(15)	$139

The contractual maturities of the available-for-sale debt securities extend through April 2017. Gross realized gains and losses on available-for-sale investment securities were as follows:

Years ended December 31,	2010	2009	2008
Gains	$10	$4	$46
Losses, including other-than-temporary-impairments	(1)	(48)	(107)
Net	$9	$(44)	$(61)

Equity Method Investments

Our effective ownership percentages and balances of equity method investments consisted of the following as of December 31:

	Segment	Ownership Percentages	Investment Balance
			2010		2009
United Launch Alliance	Network & Space Systems	50%	$950		$962
United Space Alliance	Network & Space Systems	50%	(40	)(1)	(150	)(1)
Other	Primarily Commercial Airplanes and Global Services & Support		162		162
Total Equity method investments			$1,072		$974

(1)	Credit balances are a result of our proportionate share of the joint venture’s pension and postretirement related adjustments which reduce the carrying value of the investment.

Note 11 – Liabilities, Commitments and Contingencies

Other Accrued Liabilities

Other accrued liabilities at December 31 consisted of the following:

	2010	2009
Accrued compensation and employee benefit costs	$5,193	$4,662
Environmental	721	706
Product warranties	1,076	999
Forward loss recognition(1)	2,743	2,738
Other	4,069	3,717
Total	$13,802	$12,822

(1)	Forward loss recognition relates primarily to the 747 Program and Airborne Early Warning and Control (AEW&C).

Environmental

The following table summarizes environmental remediation during the years ended December 31, 2010 and 2009.

	2010	2009
Beginning balance – January 1	$706	$731
Reductions for payments made	(93)	(89)
Changes in estimates	108	64
Ending balance – December 31	$721	$706

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and the discovery of additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites based on our experience and existing laws and regulations. At December 31, 2010 and 2009, our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $957 and $948.

Product Warranties

The following table summarizes product warranty activity recorded for the years ended December 31, 2010 and 2009.

	2010	2009
Beginning balance – January 1	$999	$959
Additions for current year deliveries	141	167
Reductions for payments made	(234)	(237)
Changes in estimates	170	110
Ending balance – December 31	$1,076	$999

Discontinued Operations

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At December 31, 2010 and 2009, our maximum future cash exposure to losses associated with the loss sharing arrangement was $232 and $234 and our accrued liability under the loss sharing arrangement was $82 and $77.

Commercial Aircraft Commitments

In conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. The total contractual trade-in value was $295 and $427 as of December 31, 2010 and 2009. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is continually assessed, taking into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $30 and $34 as of December 31, 2010 and 2009. Trade-in commitment agreements have expiration dates from 2011 through 2023.

Future Lease Commitments

As of December 31, 2010 and 2009, future lease commitments on aircraft and other commitments not recorded on the Consolidated Statements of Financial Position totaled $17 and $159. These lease commitments extend through 2015, and our intent is to recover these lease commitments through sublease arrangements. As of December 31, 2010, the future lease commitments on aircraft for each of the next five years were as follows: $3 in 2011, $3 in 2012, $3 in 2013, $3 in 2014, and $3 in 2015. As of December 31, 2010 and 2009, Other accrued liabilities included $12 and $14 attributable to adverse commitments under these lease arrangements.

Financing Commitments

Financing commitments totaled $9,865 and $10,409 as of December 31, 2010 and 2009. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $7,599 and $7,052 as of December 31, 2010 and 2009.

In connection with the formation of ULA, we and Lockheed Martin Corporation (Lockheed) each committed to provide up to $200 to support its working capital requirements through December 1, 2011. ULA did not request any funds under the commitment as of December 31, 2010. We and Lockheed have also each committed to provide ULA with up to $232 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 7.

C-17

At December 31, 2010, our backlog included 6 C-17 aircraft currently under contract with the U.S. Air Force (USAF) as well as international orders for 6 C-17 aircraft. At December 31, 2010, we have approximately $620 of inventory expenditures and potential termination liabilities to suppliers associated primarily with 10 aircraft funded in the Fiscal Year 2010 (FY10) Defense Appropriations Act which are not currently under contract. The President’s Fiscal Year 2011 budget announced during the first quarter of 2010 did not include any additional C-17 aircraft. During the first quarter of 2010 we announced plans to reduce the production rate from 15 per year to 10 per year and expect the transition to be complete by mid-2011. The lower production rate is intended to bridge the gap between existing orders and potential future orders. Should additional orders not materialize, it is reasonably possible that we will decide in 2011 to end production of the C-17 at a future date. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract with the USAF.

Company Owned Life Insurance

McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of

December 31, 2010 and 2009, the cash surrender value was $381 and $360 and the total loans were $363 and $337. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2010 and 2009.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities(1)
December 31,	2010	2009	2010	2009	2010	2009
Contingent repurchase commitments	$3,782	$3,958	$3,759	$3,940	$7	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	187	277
Contract pricing	261	348			7	7
Other Delta contracts	83	57			16	16
Other credit guarantees	71	119	63	109	6	2
Residual value guarantees	29	51	21	44	6	10

(1)	Amounts included in Other accrued liabilities.

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

Indemnifications to ULA We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,201 of inventory that was contributed by us. ULA has made advance payments of $420 to us and we have recorded revenues and cost of sales of $166 under the inventory supply agreement through December 31, 2010. ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $70.

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

Other Credit Guarantees We have issued credit guarantees, principally to facilitate the sale and/or financing of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor or certain specified services are not performed. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit guarantees are collateralized by the underlying commercial aircraft and certain other assets. Current outstanding credit guarantees expire within the next ten years.

Residual Value Guarantees We have issued various residual value guarantees principally to facilitate the sale and financing of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by the underlying commercial aircraft and expire within the next eight years.

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

The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position. As of December 31, 2010 and 2009, the net assets associated with the City of Wichita IRBs were $822 and $856.

Note 13 – Debt

Total debt interest incurred, including amounts capitalized, was $729, $610 and $520 for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense recorded by BCC is reflected as a separate line item on our Consolidated Statements of Operations, and is included in earnings from operations. Total Company interest payments were $670, $502 and $493 for the years ended December 31, 2010, 2009 and 2008, respectively.

We have $4,376 currently available under credit line agreements, of which $2,000 is a five-year credit facility expiring in November 2012 and $ 2,376 is a 364-day revolving credit facility expiring in November 2011. Both the five-year and 364-day credit facilities have a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration dates. We have given BCC exclusive access to $1,500 under these arrangements. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements, including those at BCC.

Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2010		2009
	Consolidated Total	BCC Only	Consolidated Total	BCC Only
Unsecured debt securities	$785	$785	$644	$644
Non-recourse debt and notes	79	6	24	6
Capital lease obligations	62	10	14	9
Other notes	22		25
Total	$948	$801	$707	$659

Debt at December 31 consisted of the following:

	2010	2009
Boeing Capital Corporation debt:
Unsecured debt securities
1.53% – 7.58% due through 2023	$3,339	$3,952
Non-recourse debt and notes
1.37% – 5.79% notes due through 2013	55	61
Capital lease obligations
0.92% due through 2015	52	62
Boeing Capital Corporation debt subtotal	$3,446	$4,075
Other Boeing debt:
Unsecured debentures and notes
1.88% – 5.00% due through 2020	$3,376	$3,372
5.88% – 6.88% due through 2043	2,988	2,987
7.25% – 9.75% due through 2043	1,991	1,990
Non-recourse debt and notes
Enhanced equipment trust	342	360
Capital lease obligations due through 2017	135	14
Other notes	143	126
Other Boeing debt subtotal	$8,975	$8,849
Total debt	$12,421	$12,924

Other Boeing debt includes $300 bearing an interest rate of 7.95% due August 15, 2024 that may be redeemed at the holder’s option on August 15, 2012.

At December 31, 2010, $107 of BCC debt was collateralized by portfolio assets and underlying equipment totaling $186. The debt consists of the 0.92% to 5.79% notes due through 2015.

Scheduled principal payments for debt and capital lease obligations for the next five years are as follows:

	2011	2012	2013	2014	2015
Boeing Capital Corporation	$798	$878	$652	$526	$16
Other Boeing	141	1,420	657	770	821
Total	$939	$2,298	$1,309	$1,296	$837

Note 14 – Postretirement Plans

Almost all of our employees are covered by defined benefit pension plans, with the exception of all nonunion and some union employees hired after December 31, 2008. We fund our major pension plans through trusts. Pension assets are placed in trust solely for the benefit of the plans’ participants, and are structured to maintain liquidity that is sufficient to pay benefit obligations as well as to keep pace over the long term with the growth of obligations for future benefit payments.

We also have other postretirement benefits (OPB) other than pensions which consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees. Retiree health care is provided principally until age 65 for approximately half those retirees who are eligible for health care coverage. Certain employee groups, including employees covered by most United Auto Workers bargaining agreements, are provided lifetime health care coverage.

The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation (PBO). We have recognized the aggregate of all overfunded plans in Pension plan assets, net, and the aggregate of all underfunded plans in either Accrued retiree health care or Accrued pension plan liability, net. The portion of the amount by which the actuarial present value of benefits included in the PBO exceeds the fair value of plan assets, payable in the next 12 months, is reflected in Other accrued liabilities.

The components of net periodic benefit cost are as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2010	2009	2008	2010	2009	2008
Service cost	$1,176	$1,090	$952	$121	$132	$126
Interest cost	3,002	2,964	2,823	404	466	459
Expected return on plan assets	(3,850)	(3,738)	(3,811)	(6)	(5)	(8)
Amortization of prior service costs	248	242	206	(78)	(90)	(93)
Recognized net actuarial loss	777	650	392	56	92	86
Settlement/curtailment/transfer loss	14	13
Net periodic benefit cost	$1,367	$1,221	$562	$497	$595	$570

Net periodic benefit cost included in Earnings from operations	$1,101	$879	$696	$480	$615	$507

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of each reporting period.

The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2010 and 2009. Benefit obligation balances presented below reflect the PBO for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2010	2009	2010	2009
Change in benefit obligation
Beginning balance	$52,166	$49,017	$7,576	$7,859
Service cost	1,176	1,090	121	132
Interest cost	3,002	2,964	404	466
Plan participants’ contributions	9	9
Amendments	142	143	(130)	(18)
Actuarial (gain)/loss	5,243	1,445	1,061	(374)
Settlement/curtailment/acquisitions/ dispositions, net	(93)	(68)	32
Gross benefits paid	(2,567)	(2,515)	(555)	(541)
Medicare Part D subsidy			31	30
Exchange rate adjustment	28	81	6	22
Ending balance	$59,106	$52,166	$8,546	$7,576

Change in plan assets
Beginning balance at fair value	$45,810	$40,597	$89	$79
Actual return on plan assets	5,979	6,074	11	13
Company contribution	35	1,582	15	24
Plan participants’ contributions	9	9	2	2
Settlement/curtailment/acquisitions/ dispositions, net	(98)	(67)		(1)
Benefits paid	(2,507)	(2,459)	(19)	(28)
Exchange rate adjustment	24	74
Ending balance at fair value	$49,252	$45,810	$98	$89

Amounts recognized in statement of financial position at December 31 consist of:
Pension plan assets, net	$6	$16
Other accrued liabilities	(60)	(57)	$(423)	$(438)
Accrued retiree health care			(8,025)	(7,049)
Accrued pension plan liability, net	(9,800)	(6,315)
Net amount recognized	$(9,854)	$(6,356)	$(8,448)	$(7,487)

Amounts recognized in Accumulated other comprehensive loss at December 31 are as follows:

	Pensions		Other Postretirement Benefits
	2010	2009	2010	2009
Net actuarial loss	$19,343	$17,012	$2,148	$1,197
Prior service cost/(credit)	1,225	1,331	(384)	(332)
Total recognized in Accumulated other comprehensive loss	$20,568	$18,343	$1,764	$865

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2011 is as follows:

	Pensions	Other Postretirement Benefits
Recognized net actuarial loss	$1,252	$132
Amortization of prior service costs	250	(96)
Total	$1,502	$36

The accumulated benefit obligation (ABO) for all pension plans was $53,513 and $47,549 at December 31, 2010 and 2009. Key information for our plans with ABO in excess of plan assets as of December 31 is as follows:

	2010	2009
Projected benefit obligation	$58,772	$26,141
Accumulated benefit obligation	53,202	24,227
Fair value of plan assets	48,926	22,205

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our APBO by $60 and $497 at December 31, 2010 and 2009. These reductions/actuarial gains are amortized over the expected average future service of current employees.

Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010 increased our APBO by $300 at December 31, 2010. This includes the impact of the excise tax on high cost health plans scheduled to become payable beginning in 2018. This increase is recognized as an actuarial loss and is amortized over the expected future service of current employees.

Assumptions

The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at December 31 of each year and the net periodic benefit cost for the subsequent year.

December 31,	2010	2009	2008
Discount rate:
Pension	5.30%	5.80%	6.10%
Other postretirement benefits	4.90%	5.40%	6.00%
Expected return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase	5.20%	5.50%	5.50%

The discount rate for each plan is determined based on the plans’ expected future benefit payments using a yield curve developed from high quality bonds that are rated as Aa or better by Moody’s as of the measurement date. The yield curve is fitted to yields developed from bonds at various maturity points. Bonds with the ten percent highest and the ten percent lowest yields are omitted. A portfolio of about 400 bonds is used to construct the yield curve. Since corporate bond yields are generally not available at maturities beyond 30 years, it is assumed that spot rates will remain level beyond that 30-year point. The present value of each plan’s benefits is calculated by applying the spot/discount rates to projected benefit cash flows. All bonds are U.S. issues, with a minimum outstanding of $50.

The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to recent trust performance and historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2010, the MRVA is approximately $450 greater than the fair market value of assets.

Assumed health care cost trend rates were as follows:

December 31,	2010	2009	2008
Health care cost trend rate assumed next year	7.50%	7.00%	7.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that trend reached ultimate rate	2018	2014	2014

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

	Increase	Decrease
Effect on total of service and interest cost	$51	$(44)
Effect on postretirement benefit obligation	742	(654)

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

The actual allocations for the pension assets at December 31 and target allocations by asset class, are as follows:

	Percentage of Plan Assets		Target Allocations
Asset Class	2010	2009	2010	2009
Fixed income	49%	50%	45%	45%
Global equity	33	34	28	28
Private equity	5	5	6	6
Real estate and real assets	5	4	10	10
Global strategies	4	4	5	5
Hedge funds	4	3	6	6
Total	100%	100%	100%	100%

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

As a percentage of total plan assets, derivative net notional amounts were 9.8% and 6.0% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and negative 0.2% and 0.0% for global equity and currency overlay at December 31, 2010 and 2009.

In November 2009, the Company elected to contribute $1,500 of our common stock to the pension fund. An independent fiduciary was retained to manage and liquidate the stock over time at its discretion. Plan assets included $1,498 and $1,581 of our common stock as of December 31, 2010 and 2009.

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

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2010 and 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$13,038		$13,034	$4	$13,259		$13,254	$5
U.S. government and agencies	3,734		3,734		3,886		3,886
Mortgage backed and asset backed	880		847	33	916		893	23
Other	3,469	$19	3,450		2,628	$19	2,609
Derivatives:
Assets	18		18		33		33
Liabilities	(20)		(20)		(93)		(93)
Cash equivalents and other short-term investments	2,781	2,342	439		2,068	1,679	389
Currency overlay derivatives:
Assets	106		106		107		107
Liabilities	(121)		(121)		(94)		(94)
Equity securities:
U.S. common and preferred stock	4,925	4,925			4,691	4,691
Non-U.S. common and preferred stock	6,414	6,367	47		6,703	6,634	69
Boeing company stock	1,498	1,498			1,581	1,581
Common/collective/pooled funds	3,097	105	2,992		2,574	89	2,485
Derivatives:
Assets	21		21		9		9
Liabilities	(11)		(11)		(10)		(10)
Private equity	2,636	10		2,626	2,300	9		2,291
Real estate and real assets	2,488	665	5	1,818	1,784	442	5	1,337
Global strategies	2,015	443	1,503	69	1,676	484	1,192
Hedge funds	1,918			1,918	1,347		336	1,011
Total	$48,886	$16,374	$26,044	$6,468	$45,365	$15,628	$25,070	$4,667

Cash	$79				$125
Receivables	393				641
Payables	(106)				(321)
Total	$49,252				$45,810

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

Global strategies are primarily limited liability company (LLC) or mutual fund structures. The LLCs are primarily valued using a market approach based on NAVs calculated by the fund and have monthly liquidity. Global strategies mutual funds are valued using a market approach based on the quoted market prices of identical instruments.

Hedge funds consist of fund-of-fund LLC or commingled fund structures and direct hedge funds. The LLCs are primarily valued using a market approach based on NAVs calculated by the fund and are not publicly available. Liquidity for the LLCs is monthly and is subject to liquidity of the underlying hedge funds. The commingled fund NAV is calculated by the manager on a daily basis and has monthly liquidity. Direct hedge funds are primarily valued by each fund’s third party administrator based on valuation of the underlying securities and instruments and primarily applying a market or income valuation methodology depending on the specific type of security or instrument, equity, fixed income, currency or derivative, held; inputs for each of these investment types are discussed earlier. Direct hedge fund NAVs based on valuation of the underlying holdings are not publicly available and have monthly liquidity.

Some of our assets, primarily our private equity, real estate and real assets, hedge funds and global strategies, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2010 and 2009 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events. For those investments reported on a one-quarter lagged basis (primarily LPs) we use net asset values, adjusted for subsequent cash flows and significant events.

The following tables present a reconciliation of Level 3 assets held during the year ended December 31, 2010 and 2009. Beginning for the year ended December 31, 2010, transfers into and out of Level 3 are treated as beginning of year values.

	January 1, 2010 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2010 Balance
Fixed income securities:
Corporate	$5		$(1)		$4
Mortgage backed and asset backed	23	$(1)	15	$(4)	33
Private equity	2,291	379	(44)		2,626
Real estate and real assets	1,337	157	324		1,818
Global strategies		(1)	$70		69
Hedge funds	1,011	92	$815		1,918
Total	$4,667	$626	$1,179	$(4)	$6,468

For the year ended December 31, 2010, the change in unrealized gain/(loss) for Level 3 assets still held at December 31, 2010 were $1 for Mortgage backed and asset backed securities, $397 for Private equity, $136 for Real estate and real assets, $(1) for Global Strategies and $92 for Hedge funds.

	January 1, 2009 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2009 Balance
Fixed income securities:
Corporate	$9		$(4)		$5
Mortgage backed and asset backed	49	$1	(32)	$5	23
Private equity	2,020	142	129		2,291
Real estate and real assets	1,629	(505)	213		1,337
Hedge funds	885	126			1,011
Total	$4,592	$(236)	$306	$5	$4,667

OPB Plan Assets The majority of OPB plan assets are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The index fund is valued using a market approach based on the quoted market price of an identical instrument (Level 1). The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows

Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA) as well as rules governing funding of our non-U.S. pension plans, are not expected to be material in 2011. In 2011 we expect to make discretionary contributions to our plans of approximately $500. We expect that if interest rates remain at their current levels, discount rates for ERISA determinations will likely decline in future years because of retrospective averaging, and as a result, contributions in future years are expected to increase. We expect to contribute approximately $15 to our OPB plans in 2011.

Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

Year(s)	2011	2012	2013	2014	2015	2016–2020
Pensions	$2,731	$2,848	$2,992	$3,145	$3,279	$18,712
Other postretirement benefits:
Gross benefits paid	553	568	592	620	645	3,659
Medicare Part D subsidy	(31)	(32)	(33)	(34)	(35)	(177)
Net other postretirement benefits	$522	$536	$559	$586	$610	$3,482

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

401(k) Plans

We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $614, $591 and $571 in 2010, 2009 and 2008, respectively.

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

Shares issued as a result of stock option exercises or conversion of stock unit awards will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to meet any requirements to issue shares during 2011.

Share-based plans expense is primarily included in general and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit follow:

Years ended December 31,	2010	2009	2008
Stock options	$96	$111	$119
Restricted stock units and other awards	83	56	29
ShareValue Trust	36	71	61
Share-based plans expense	$215	$238	$209

Income tax benefit	$83	$89	$79

Stock Options

On February 22, 2010, February 23, 2009 and February 25, 2008, we granted to our executives 5,932,806, 7,423,242 and 6,411,300 options, respectively. The options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. The stock options granted after 2005 vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. If an executive terminates employment for any reason, the non-vested portion of the stock option will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	26,336,436	$63.93
Granted	6,079,675	63.95
Exercised	(2,123,236)	40.96
Forfeited	(1,159,701)	55.84
Expired	(157,732)	59.35
Outstanding at end of year	28,975,442	$65.96	6.9	$238
Exercisable at end of year	17,262,715	$72.28	5.7	$105

The total intrinsic value of options exercised was $59, $2 and $22 during the years ended December 31, 2010, 2009 and 2008, respectively. Cash received from options exercised for the years ended December 31, 2010, 2009 and 2008 was $87, $10 and $44 with a related tax benefit of $20, $1 and $6, respectively, derived from the compensation deductions resulting from these option exercises. At December 31, 2010, there was $85 of total unrecognized compensation cost related to the Stock Option plan which is expected to be recognized over a weighted average period of 1.7 years. The total fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $103, $114 and $82, respectively.

The fair values of options were estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value Per Share
2010	2/22/10	6 years	31.5%	3.0%	2.9%	$15.70
2009	2/23/09	6 years	39.0%	2.4%	2.0%	11.12
2008	2/25/08	6 years	28.8%	1.7%	3.2%	23.47

The expected volatility of the stock options is based on a combination of our historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on our common stock. We determined the expected term of the stock option grants to be six years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since we changed the vesting terms, tax treatment and the recipients of our stock options beginning in 2006 such that we believe our historical data no longer provides a reasonable basis upon which to estimate expected term.

Restricted Stock Units

On February 22, 2010, we granted to our executives 1,459,256 restricted stock units (RSUs) as part of our long-term incentive program with a grant date fair value of $63.83 per share. On February 23, 2009, we granted to our executives 2,144,501 RSUs, with a fair value of $35.57 per share. The RSUs vest on the third anniversary of the grant date. If an executive terminates employment because of retirement, involuntary layoff, disability, or death, the employee (or beneficiary) will immediately vest on a proration of stock units based on active employment during the three-year performance period. In all other cases, the RSUs will not vest and all rights to the stock units will terminate completely.

In addition to RSUs awarded under our long-term incentive program, we grant RSUs to certain executives and employees to encourage retention or to reward various achievements. These RSUs are labeled other restricted stock units in the table below. The fair values of all RSUs are estimated using the average stock price on the date of grant. Stock units settle in common stock on a one-for-one basis and are not contingent upon stock price.

Stock unit activity for the year ended December 31, 2010 is as follows:

	Incentive Program Restricted Stock Units	Other Restricted Stock Units
Number of units:
Outstanding at beginning of year	2,111,392	1,849,278
Granted	1,496,629	336,574
Dividends	80,631	45,753
Forfeited	(187,135)	(36,773)
Distributed	(75,717)	(492,881)
Outstanding at end of year	3,425,800	1,701,951
Unrecognized compensation cost at December 31, 2010	$78	$36
Weighted average remaining contractual life (years)	1.9	2.1

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

Other Compensation Arrangements

Performance Awards

Performance Awards are cash units that pay out based on the achievement of long-term financial goals at the end of a three-year period. Each unit has an initial value of $100 dollars per unit. The amount payable at the end of the three-year performance period may be anywhere from $0 to $200 dollars per unit, depending on the Company’s performance against plan for a three-year period. The Compensation Committee has the discretion to pay these awards in cash, stock, or a combination of both after the three-year performance period. Compensation expense, based on the estimated performance payout, is recognized ratably over the performance period.

During 2010, 2009 and 2008, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for each three-year period following the grant date. The minimum payout amount is $0 and the maximum amount we could be required to pay out for the 2010 and 2009 Performance Awards is $250 and $290. There will be no payout of the 2008 Performance Awards.

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

Total expense/(income) related to deferred compensation was $112, $158 and ($223) in 2010, 2009 and 2008, respectively. Additionally, for employees who elected to defer their compensation in stock units prior to January 1, 2006, the Company matched 25% of the deferral with additional stock units. Effective January 1, 2006, all matching contributions are settled in stock upon retirement. As of December 31, 2010 and 2009, the deferred compensation liability which is being marked to market was $1,149 and $1,143.

Note 16 – Shareholders’ Equity

On October 29, 2007, the Board approved the repurchase of up to $7,000 of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. At December 31, 2010, $3,610 in shares may still be purchased under the Program.

As of December 31, 2010 and 2009, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized. No preferred stock has been issued.

Changes in Share Balances

The following table shows changes in each class of shares:

	Common Stock	Treasury Stock	ShareValue Trust
Balance January 1, 2008	1,012,261,159	244,217,170	31,362,850
Issued		(629,111)
Acquired		42,073,885	658,582
Payout			(3,560,663)
Balance December 31, 2008	1,012,261,159	285,661,944	28,460,769
Issued		(30,428,387)
Acquired		1,173,152	1,102,555
Balance December 31, 2009	1,012,261,159	256,406,709	29,563,324
Issued		(9,353,570)
Acquired			385,596
ShareValue Trust termination		29,948,920	(29,948,920)
Balance December 31, 2010	1,012,261,159	277,002,059

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss at December 31 were as follows:

	2010	2009
Pension and postretirement adjustments	$(14,079)	$(12,154)
Unrealized gains on derivative instruments, net of reclassification adjustments	95	67
Unrealized losses on certain investments, net of reclassification adjustments	(6)	(6)
Foreign currency translation adjustments	232	216
Accumulated other comprehensive loss	$(13,758)	$(11,877)

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

Notional Amounts and Fair Values

The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Other accrued liabilities
	2010	2009	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,001	$2,353	$266	$233	$(15)	$(22)
Interest rate contracts	875	1,475	24	32		(18)
Commodity contracts	144	189			(113)	(88)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	646	693	8	32	(58)	(99)
Total derivatives	3,666	4,710	298	297	(186)	(227)
Netting arrangements			(71)	(119)	71	119
Net recorded balance			$227	$178	$(115)	$(108)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on other comprehensive loss and Net earnings were as follows:

Years ended December 31,	2010	2009
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts	$67	$180
Commodity contracts	(30)	(24)
Undesignated derivatives recognized in Other income/(expense), net:
Foreign exchange contracts	(33)	(9)

For the year ended December 31, 2010, we reclassified a net gain of $14 (pre-tax) from Accumulated other comprehensive loss to earnings. Based on our portfolio of cash flow hedges, we expect to reclassify gains of $22 (pre-tax) during the next 12 months. Ineffectiveness related to our hedges was insignificant for the years ended December 31, 2010 and 2009.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility, expiring November 2012. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at December 31, 2010 was $78. At December 31, 2010, there was no collateral posted related to our derivatives.

Note 18 – Significant Group Concentrations of Risk

Credit Risk

Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. government. Of the $10,496 in gross accounts receivable and gross customer financing included in the Consolidated Statements of Financial Position as of December 31, 2010, $4,996 related to commercial aircraft customers ($570 of accounts receivable and $4,426 of customer financing) and $2,969 related to the U.S. government. Of the $5,033 in gross customer financing, $4,310 related to customers we believe have less than investment-grade credit. AirTran Airways, American Airlines, Continental Airlines and Hawaiian Airlines were associated with 27%, 16%, 9% and 8%, respectively, of our financing portfolio. Financing for aircraft is collateralized by security in the related asset. As of December 31, 2010, there was $9,865 of financing commitments related to aircraft on order including options and proposed as part of sales campaigns described in Note 11, of which $8,490 related to customers we believe have less than investment-grade credit.

BDS Fixed-Price Development Contracts

Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. Significant BDS fixed-price development contracts include AEW&C, P-8I, KC-767 International Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge for reach-forward losses in 2011.

Commercial Airplane Development Programs

Significant risks are inherent throughout the development of new commercial airplanes and new commercial airplane derivatives. Currently both the 787-8 and 747-8 freighter are in the demanding flight test and certification stages of program development. The 787-9 and 747-8 Intercontinental airplanes are also in development. These programs require substantial investments and research and development as well as investments in working capital and infrastructure. They also entail significant commitments to customers and suppliers and require substantial internal resources. Performance issues on these programs could have a material adverse impact on our consolidated results and financial position in 2011.

Other Risk

As of December 31, 2010, approximately 36% of our total workforce was represented by collective bargaining agreements and approximately 1% of our total workforce was represented by agreements expiring during 2011.

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

	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,337	$3,337			$3,575	$3,575
Available-for-sale investments:
Debt	$5			$5	112		$107	$5
Equity	10	10			27	27
Derivatives	227		$227		178		178
Total assets	$3,579	$3,347	$227	$5	$3,892	$3,602	$285	$5

Liabilities
Derivatives	$(115)		$(115)		$(108)		$(108)
Total liabilities	$(115)		$(115)		$(108)		$(108)

Money market funds and equity securities are valued using a market approach based on the quoted market prices of identical instruments. Available-for-sale debt investments are primarily valued using a market approach based on benchmark yields, reported trades and broker/dealer quotes.

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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The table below presents the nonrecurring losses recognized for the years ended December 31, and the carrying value and asset classification of the related assets still held as of December 31:

	2010		2009
	Carrying Value	Total Losses	Carrying Value	Total Losses
Operating lease equipment	$247	$(143)	$199	$(75)
Property, plant and equipment		(4)	13	(13)
Receivables			1	(6)
Total	$247	$(147)	$213	$(94)

The operating lease equipment was valued using a market approach based on the fair value for the related aircraft. The property, plant and equipment was valued using an income approach based on the discounted cash flows associated with the underlying equipment.

Fair Value Disclosures

The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying amounts and estimated fair values were as follows at December 31:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable, net	$5,422	$5,283	$5,785	$5,658
Notes receivable	480	501	1,045	1,072
Liabilities
Debt, excluding capital lease obligations	(12,234)	(13,525)	(12,848)	(13,809)
Accounts payable	(7,715)	(7,704)	(7,096)	(7,063)
Residual value, credit and other guarantees	(35)	(15)	(35)	(20)
Contingent repurchase commitments	(7)	(84)	(7)	(63)

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

We are subject to various U.S. government investigations, from which civil, criminal or administrative proceedings could result or have resulted. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position, results of operations, or cash flows, except as set forth below. Unless otherwise indicated below, a range of loss associated with any individual legal proceeding set forth below cannot be estimated.

A-12 Litigation

In 1991, the Department of the Navy (the Navy) notified McDonnell Douglas Corporation (now merged into The Boeing Company) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft.

The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2010, inventories included approximately $586 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to the trial court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. On August 14, 2009, we filed a Combined Petition for Panel Rehearing and for Rehearing En Banc in the Court of Appeals for the Federal Circuit. On November 24, 2009, the Court denied our Combined Petition. On September 28, 2010, the U.S. Supreme Court granted our request to review the decision of the Court of Appeals. Oral argument was held before the Supreme Court on January 18, 2011. We expect the U.S. Supreme Court to render a decision in the case in 2011. On December 29, 2009, the Navy sent letters to the Team requesting payment of $1,352 in unliquidated progress payments, plus applicable interest. On February 19, 2010, the Navy sent a letter confirming that it would not pursue payment from the Team pending the U.S. Supreme Court’s review of this matter.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2010. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If after reviewing the Court of Appeals’ decision, the U.S. Supreme Court determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $236 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,530). In that event, our loss would total approximately $1,711 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,163, including interest from June 26, 1991.

Employment and Benefits Litigation

We have been named as a defendant in two pending class action lawsuits filed in the U.S. District Court for the District of Kansas, each related to the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit). The first action involves allegations that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated the Employee Retirement Income Security Act (ERISA), violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. During the second quarter of 2010, the court granted summary judgment in favor of Boeing and Spirit on all class action claims.

During the third quarter of 2010, plaintiffs filed a motion seeking reconsideration of the summary judgment decision.

The second action, initiated in 2007, alleges collective bargaining agreement breaches and ERISA violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. Discovery in the case is ongoing. Spirit has agreed to indemnify Boeing for any and all losses in the first action, with the exception of claims arising from employment actions prior to January 1, 2005. While Spirit has acknowledged a limited indemnification obligation in the second action, we believe that Spirit is obligated to indemnify Boeing for any and all losses in the second action.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. During the first quarter of 2010, the Seventh Circuit Court of Appeals granted a stay of trial proceedings in the district court pending resolution of an appeal made by Boeing in 2008 to the case’s class certification order. On January 21, 2011, the Seventh Circuit reversed the district court’s class certification order and decertified the class. The Seventh Circuit remanded the case to the district court for further proceedings.

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

On February 26, 2009 the trial court granted in part and denied in part post-trial motions we filed seeking to set aside the verdict. As a result, on March 3, 2009, the court entered an amended judgment for ICO in the amount of $604, which included $371 in compensatory damages, $207 in punitive damages and $26 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest) from January 2, 2009. As of December 31, 2010, the amount of post-judgment interest totaled $121.

We filed a notice of appeal and ICO filed a notice of cross-appeal in March 2009. As of November 1, 2010, the appeals were fully briefed. No date has been set by the court for argument. We believe that we have substantial arguments on appeal, which we intend to pursue vigorously.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers initially sought over $385 in damages and $10 in lost profits, but revised their demand to $263. BSSI has asserted a counterclaim against Telesat for $6 in unpaid performance incentive payments and also a $180 contingent counterclaim on the theory that any ultimate award to reimburse the insurers for their payments to Telesat could only result from Telesat’s breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand. The arbitration was stayed pending an application by Telesat to the Ontario Superior Court on a preliminary issue. On July 16, 2010, the court denied Telesat’s request to exclude certain evidence, but granted its alternative request to remove the Chairperson from the arbitration panel. A new Chairperson was appointed on August 19, 2010, and the stay has been lifted. The arbitration hearing has been rescheduled for April 16, 2012.

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

Civil Securities Litigation

On November 13, 2009, plaintiff shareholders filed a putative securities fraud class action against The Boeing Company and two of our senior executives in federal district court in Chicago. This lawsuit arises from our June 2009 announcement that the first flight of the 787 Dreamliner would be postponed due to a need to reinforce an area within the side-of-body section of the aircraft. Plaintiffs contend that we were aware before June 2009 that the first flight could not take place as scheduled due to issues with the side-of-body section of the aircraft, and that our determination not to announce this delay earlier resulted in an artificial inflation of our stock price for a multi-week period in May and June 2009. In March 2010, we filed a motion to dismiss the complaint for failure to state a cognizable claim, and, on May 26, 2010, the Court granted the motion and dismissed the complaint in its entirety. On June 22, 2010, the Court accepted the plaintiff’s amended complaint, which we moved to dismiss. On August 10, 2010, the Court denied the motion and on August 30, 2010, we answered the amended complaint. On September 24, 2010, we moved to strike the portions of the amended complaint attributed to a confidential source and to dismiss the complaint with prejudice. On October 14, 2010, the Court denied our motions. On December 10, 2010, we moved for reconsideration of the Court’s order denying our motion to dismiss. Discovery has commenced.

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

Note 21 – Segment Information

We operate in five principal segments: Commercial Airplanes; Boeing Military Aircraft, Network & Space Systems, and Global Services & Support, collectively Boeing Defense, Space & Security; and Boeing Capital Corporation. All other activities fall within the Other segment or Unallocated items and eliminations. See page 55 for the Summary of Business Segment Data, which is an integral part of this note.

The Commercial Airplanes segment develops, produces and markets commercial jet aircraft and provides related support services, principally to the commercial airline industry worldwide.

Our BDS operations principally involve research, development, production, modification and support of the following products and related systems: global strike systems, including fighters, bombers, combat rotorcraft systems, weapons and unmanned systems; global mobility systems, including transport and tanker aircraft, rotorcraft transport and tilt-rotor systems; airborne surveillance and reconnaissance aircraft, including command and control, battle management, and airborne anti-submarine aircraft; network and tactical systems, including information and battle management systems, intelligence and security systems, missile defense systems, space and intelligence systems, including satellites and commercial satellite launching vehicles, and space exploration. BDS support and services deliver a full continuum of innovative products and services that help customers use the systems needed to execute their missions while reducing life-cycle costs. Although some BDS products are contracted in the commercial environment, the primary customer is the U.S. government.

Our BMA segment programs include A160 Hummingbird, AH-64 Apache, Airborne Early Warning and Control, CH-47 Chinook, C-17 Globemaster, EA-18G Growler Airborne Attack Electronic Aircraft, F/A-18E/F Super Hornet, F-15 Strike Eagle, F-22 Raptor, Harpoon, KC-767 International Tanker, Joint Direct Attack Munition, P-8A Poseidon, P-8I, ScanEagle, Small Diameter Bomb and V-22 Osprey.

Our N&SS segment programs include Airborne Laser, Family of Advanced Beyond Line-of-Sight Terminals, Brigade Combat Team Modernization, Future Rapid Effects System, Global Positioning System, Ground-based Midcourse Defense (GMD), International Space Station, Joint Tactical Radio System, Satellite Systems, Cyber and Security Programs, Space Payloads and Space Shuttle.

Our GS&S segment programs include Integrated Logistics on platforms including AH-64, AV-8B, C-17, CH-47, F-15, F/A-18, F-22, GMD, KC-767 International Tanker and V-22; Maintenance, Modifications and Upgrades on platforms including A-10, B-1, B-52, C-32, C-40, C-130, E-4B, E-6, KC-10, KC-135, T-38 and VC-25; Training Systems and Services on platforms including AH-64, C-17, F-15, F-16, F/A-18 and T-45; and Defense and Government Services including the UK Future Logistics Information Services program.

Our BCC segment facilitates, arranges, structures and provides selective financing solutions for our Commercial Airplanes customers. In the space and defense markets, BCC primarily arranges and structures financing solutions for our BDS government customers.

Our Other segment includes the unallocated activities of Engineering, Operations & Technology (EO&T) and Shared Services Group (SSG), as well as intercompany guarantees provided to BCC. EO&T provides Boeing with technical and functional capabilities, including information technology, research and development, test and evaluation, technology strategy development, environmental remediation management and intellectual property management.

Effective January 1, 2010, 2009 and 2008 certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.

While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues by geographic area consisted of the following:

Years ended December 31,	2010	2009	2008
Asia, other than China	$7,288	$7,536	$7,913
China	3,109	4,888	2,404
Europe	7,872	7,516	5,992
Middle East	3,685	5,338	2,568
Oceania	1,707	1,447	989
Africa	956	602	406
Canada	612	493	1,849
Latin America, Caribbean and other	930	963	1,656
Total non-U.S. revenues	26,159	28,783	23,777
United States	38,147	39,498	37,132
Total revenues	$64,306	$68,281	$60,909

Commercial Airplanes segment revenues were approximately 78%, 86% and 70% of total revenues in Europe and approximately 75%, 70% and 75% of total revenues in Asia, excluding China, for 2010, 2009 and 2008, respectively. BDS revenues were approximately 20%, 12% and 20% of total revenues in Europe and approximately 25%, 29% and 24% of total revenues in Asia, excluding China, for 2010, 2009 and 2008, respectively. BDS revenues from the U.S. government represented 43%, 43% and 46% of consolidated revenues for 2010, 2009 and 2008, respectively. Approximately 5% of operating assets were located outside the United States as of December 31, 2010 and 2009.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

Research and Development Expense

Years ended December 31,	2010	2009	2008
Commercial Airplanes	$2,975	$5,383	$2,838
Boeing Defense, Space & Security:
Boeing Military Aircraft	589	582	486
Network & Space Systems	417	397	298
Global Services & Support	130	122	149
Total Boeing Defense, Space & Security	1,136	1,101	933
Other segment	10	22	(3)
Total research and development expense, net	$4,121	$6,506	$3,768

Research and development expense includes bid and proposal costs of $355, $343 and $330, respectively.

Depreciation and Amortization

Years ended December 31,	2010	2009	2008
Commercial Airplanes	$541	$495	$379
Boeing Defense, Space & Security:
Boeing Military Aircraft	143	145	133
Network & Space Systems	161	169	140
Global Services & Support	63	69	54
Total Boeing Defense, Space & Security	367	383	327
Boeing Capital Corporation	204	210	225
Other segment	233	201	49
Unallocated items and eliminations	401	389	522
Total	$1,746	$1,678	$1,502

Capital Expenditures

Years ended December 31,	2010	2009	2008
Commercial Airplanes	$341	$420	$708
Boeing Defense, Space & Security:
Boeing Military Aircraft	102	141	140
Network & Space Systems	83	51	87
Global Services & Support	51	75	40
Total Boeing Defense, Space & Security	236	267	267
Other segment	136	113	12
Unallocated items and eliminations	412	386	687
Total	$1,125	$1,186	$1,674

Unallocated capital expenditures relate primarily to assets managed by SSG on behalf of the five principal segments.

We recorded earnings from operations associated with our cost and equity method investments of $67, $74 and $47 in our Commercial Airplanes segment and $201, $175 and $194 primarily in our N&SS segment for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Intersegment revenues, eliminated in Unallocated items and eliminations are shown in the following table.

Years ended December 31,	2010	2009	2008
Commercial Airplanes	$604	$740	$1,193
Boeing Capital Corporation	92	80	77
Total	$696	$820	$1,270

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

The most significant items not allocated to segments are shown in the following table.

Years ended December 31,	2010	2009	2008
Share-based plans	$(136)	$(189)	$(149)
Deferred compensation	(112)	(158)	223
Pension	54	110	(208)
Postretirement	(59)	(93)	(79)
Capitalized interest	(54)	(53)	(44)
Other unallocated items and eliminations	(428)	(211)	(66)
Total	$(735)	$(594)	$(323)

Unallocated assets primarily consist of cash and investments, prepaid pension expense, net deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations. Unallocated liabilities include various accrued employee compensation and benefit liabilities, including accrued retiree health care, net deferred tax liabilities and income taxes payable. Debentures and notes payable are not allocated to other business segments except for the portion related to BCC.

Segment assets and liabilities are summarized in the tables below.

Assets

December 31,	2010	2009
Commercial Airplanes	$28,341	$20,353
Boeing Defense, Space & Security:
Boeing Military Aircraft	6,731	6,075
Network & Space Systems	7,456	7,434
Global Services & Support	3,685	3,716
Total Boeing Defense, Space & Security	17,872	17,225
Boeing Capital Corporation	5,561	6,178
Other segment	779	949
Unallocated items and eliminations	16,012	17,348
Total	$68,565	$62,053

Liabilities

December 31,	2010	2009
Commercial Airplanes	$19,663	$18,616
Boeing Defense, Space & Security:
Boeing Military Aircraft	4,025	4,041
Network & Space Systems	953	1,023
Global Services & Support	1,582	1,510
Total Boeing Defense, Space & Security	6,560	6,574
Boeing Capital Corporation	3,861	4,538
Other segment	937	872
Unallocated items and eliminations	34,682	29,228
Total	$65,703	$59,828

Note 22 – Quarterly Financial Data (Unaudited)

	2010				2009
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Total revenues	$16,550	$16,967	$15,573	$15,216	$17,937	$16,688	$17,154	$16,502
Total costs and expenses	(13,413)	(13,746)	(12,540)	(12,144)	(14,508)	(14,480)	(13,807)	(13,745)
Earnings/(loss) from operations	1,103	1,387	1,307	1,174	1,693	(2,151)	1,529	1,025
Net earnings/(loss) from continuing operations	1,166	837	789	519	1,283	(1,560)	997	615
Net (loss)/gain from discontinued operations	(2)		(2)		(15)	(4)	1	(5)
Net earnings/(loss)	1,164	837	787	519	1,268	(1,564)	998	610
Basic earnings/(loss) per share from continuing operations	1.57	1.13	1.07	0.71	1.79	(2.22)	1.42	0.88
Basic earnings/(loss) per share	1.57	1.13	1.07	0.71	1.77	(2.23)	1.42	0.87
Diluted earnings/(loss) per share from continuing operations	1.56	1.12	1.06	0.70	1.77	(2.22)	1.41	0.87
Diluted earnings/(loss) per share	1.56	1.12	1.06	0.70	1.75	(2.23)	1.41	0.86
Cash dividends declared per share	0.84		0.84		0.84		0.84
Common stock sales price per share:
High	72.49	70.00	76.00	74.53	56.56	55.48	53.39	47.00
Low	61.84	59.48	59.84	54.80	47.18	38.92	34.21	29.05
Quarter end	65.26	66.54	62.75	72.61	54.13	54.15	42.50	35.58

Gross profit is calculated as Total revenues minus Total costs and expenses. Cash dividends of $0.42 per share were paid during each quarter of 2010 and 2009.

During the fourth quarter of 2010 and 2009, we recorded pre-tax charges of $136 and $133 on the AEW&C program in our BMA segment.

During the first and third quarters of 2009, we recorded pre-tax charges of $347 and $1,005 on the 747 program in our Commercial Airplanes segment. During the third quarter of 2009, we recorded $2,619 of research and development costs relating to the first three 787 flight test aircraft in our Commercial Airplanes segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 9, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 9, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

(c)	Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers as of February 1, 2011, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
James F. Albaugh	60	Executive Vice President since July 2002 and President and Chief Executive Officer of BCA since September 2009. Prior thereto, President and CEO of BDS from July 2002 to August 2009. Prior thereto, Senior Vice President of Boeing and President of Space and Communications Group since September 1998 (named CEO of Space and Communications Group in March 2001). Prior thereto, President, Boeing Space Transportation since April 1998 and President of Rocketdyne Propulsion and Power since March 1997. Mr. Albaugh serves on the board of TRW Automotive Holdings, Inc.

James A. Bell	62	Executive Vice President and Chief Financial Officer since January 2004 and Corporate President since June 2008. Prior thereto, Senior Vice President of Finance and Corporate Controller from October 2000 to January 2004. Prior thereto, Vice President of Contracts and Pricing for Boeing Space Communications from January 1997 to October 2000. Mr. Bell serves on the boards of The Dow Chemical Company and Boeing Capital Corporation.

Wanda K. Denson-Low	54	Senior Vice President, Office of Internal Governance since May 2007. Prior thereto, Vice President and Assistant General Counsel of BDS from August 2003 to May 2007. Prior thereto, Vice President of Human Resources for BDS from March 2002 to August 2003. Ms. Denson-Low joined Boeing when the Company acquired Hughes Space and Communications in 2000, when she held the position of Vice President, General Counsel.

Thomas J. Downey	46	Senior Vice President, Communications since January 2007. Prior thereto, Vice President, Corporate Communications from April to December 2006 and Vice President, BCA Communications from May 2002 to April 2006. Prior positions include Corporate Vice President, Internal and Executive Communications and General Manager of Communications and Community Relations for Military Aircraft and Missile Systems unit. Mr. Downey joined the Company in 1986.

Shephard W. Hill	58	President, Boeing International since November 2007 and Senior Vice President, Business Development and Strategy since October 2009. Prior thereto, Senior Vice President, Business Development and Strategy from March 2006 to November 2007. Prior thereto, Vice President, Business Development at BDS from September 2002 to March 2006. Mr. Hill joined Boeing when the Company acquired Rockwell’s Aerospace and Defense business in 1996, when he held the position of Vice President, Aerospace Government Affairs and Marketing.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Timothy J. Keating	49	Senior Vice President, Government Operations since June 2008. Prior thereto, Senior Vice President, Global Government Relations, Honeywell International Inc. from October 2002 to May 2008. Prior thereto, Mr. Keating was Chairman of the Board and Managing Partner of Timmons and Company (a Washington, D.C. lobbying firm) from 1998 until 2002.

J. Michael Luttig	56	Executive Vice President and General Counsel since April 2009. Prior thereto, Senior Vice President and General Counsel from May 2006 to April 2009. Prior thereto, Mr. Luttig served on the United States Court of Appeals for the Fourth Circuit from October 1991 to May 2006. Prior thereto, Assistant Attorney General of the United States, Counselor to the Attorney General at the Department of Justice and Principal Deputy Assistant Attorney General at the Department of Justice. Mr. Luttig was associated with Davis Polk & Wardwell LLP from September 1985 to March 1989. Mr. Luttig serves on the board of Boeing Capital Corporation and as Director, Franklin Templeton Mutual Funds.

W. James McNerney, Jr.	61	Chairman, President and Chief Executive Officer since July 2005. Prior thereto, he served as Chairman and Chief Executive Officer of 3M Company (diversified technology) from January 2001 to June 2005. Beginning in 1982, he served in management positions at General Electric Company, his most recent being President and Chief Executive Officer of GE Aircraft Engines from 1997 to 2000. In addition to The Boeing Company, Mr. McNerney serves on the boards of The Procter & Gamble Company and International Business Machines Corporation. He is Chair of President Obama’s Export Council and a member of various business and educational organizations.

Dennis A. Muilenburg	47	Executive Vice President, President and Chief Executive Officer of BDS since September 2009. Prior thereto, President of Global Services & Support from February 2008 to August 2009. Prior thereto, Vice President and General Manager of Combat Systems from May 2006 to February 2008. Prior thereto, Vice President and Program Manager for Future Combat Systems from 2003 to May 2006. Mr. Muilenburg joined the Company in 1985.

Richard D. Stephens	58	Senior Vice President Human Resources and Administration since September 2005. Prior thereto, Senior Vice President of Internal Services from December 2004 to September 2005. Prior positions include President of Shared Services Group and Vice President and General Manager, Homeland Security and Services. Mr. Stephens joined the Company in 1980.

John J. Tracy	56	Chief Technology Officer and Senior Vice President of Engineering, Operations & Technology since October 2006. Prior thereto, Vice President of Engineering and Mission Assurance for BDS, February 2004 to September 2006. Prior positions include Vice President of Structural Technologies, Prototyping, and Quality for Phantom Works and General Manager of Engineering for Military Aircraft and Missiles. Dr. Tracy joined the Company in 1981.

Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2011 Proxy Statement for our Annual Shareholders Meeting scheduled to be held on May 2, 2011 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees – Audit Committee” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

Codes of Ethics. We have adopted (1) The Boeing Company Code of Ethical Business Conduct for the Board of Directors; (2) The Boeing Company Code of Conduct for Finance Employees which is applicable to our Chief Financial Officer (CFO), Controller and all finance employees; and (3) The Boeing Code of Conduct that applies to all employees, including our Chief Executive Officer (CEO), (collectively, the Codes of Conduct). The Codes of Conduct are posted on our website, www.boeing.com, and printed copies may be obtained, without charge, by contacting the Office of Internal Governance, The Boeing Company, 100 N. Riverside Plaza, Chicago, IL 60606. We intend to disclose promptly on our website any amendments to, or waivers of, the Codes of Conduct covering our CEO, CFO and/or Controller.

No family relationships exist among any of the executive officers, directors or director nominees.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Corporate Governance – Director Compensation” in the 2011 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information

We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2010:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	28,975,422	$65.96	42,406,254
Performance shares
Deferred compensation	3,948,659
Other stock units	5,127,751
Equity compensation plans not approved by shareholders	None	None	None
Total(1)	38,051,832	$65.96	42,406,254

(1)

Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance periods ending in 2011 and 2012.

For further information, see Note 15 to our Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Corporate Governance – Related Person Transactions” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance – Director Independence” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	121

The auditors’ report with respect to the above-listed financial statement schedule appears on page 109 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

3.	Exhibits

(3)	Articles of Incorporation and By-Laws.

(i)	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2006).

(ii)	By-Laws of The Boeing Company, as amended and restated January 10, 2011 (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 7, 2011).

(10)	Material Contracts.

•	The Boeing Company Bank Credit Agreements

(i)	U.S. $2.376 Billion 364-Day Credit Agreement dated as of November 12, 2010, among The Boeing Company, the Lenders named therein, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent, and a syndicate of lenders as defined in the Credit Agreement (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 12, 2010).

(ii)	U.S. $2.0 Billion Five-Year Credit Agreement dated as of November 16, 2007, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndicated agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders (Exhibit (10)(ii) to the Company’s Form 10-K for the year ended December 31, 2007).

•	Business Acquisition Agreements

(iii)	Joint Venture Master Agreement by and among Lockheed Martin Corporation, The Boeing Company and a Delaware LLC, dated as of May 2, 2005 (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2005).

(iv)	Delta Inventory Supply Agreement, dated as of December 1, 2006 by and between United Launch Alliance L.L.C. and The Boeing Company (Exhibit (10)(vi) to the Company’s Form 10-K for the year ended December 31, 2006).

(v)	Asset Purchase Agreement by and between Vought Aircraft Industries, Inc. and BCACSC, Inc. dated as of July 6, 2009 (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2009).

•	Management Contracts and Compensatory Plans

(vi)	1992 Stock Option Plan for Nonemployee Directors.

(a)	Plan (Exhibit (19) to the Company’s Form 10-Q for the quarter ended March 31, 1992).

(b)	Form of Stock Option Agreement (Exhibit (10)(viii)(b) to the Company’s Form 10-K for the year ended December 31, 1992).

(vii)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated effective January 1, 2009 (Exhibit 4.1 to the Company’s Form S-8 filed on December 22, 2008).

(viii)	Supplemental Retirement Plan for Executives of The Boeing Company, as amended on March 22, 2003 (Exhibit (10)(vi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

(ix)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(x)	Deferred Compensation Plan for Directors of The Boeing Company, as amended and restated effective January 1, 2008 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xi)	Incentive Compensation Plan for Employees of The Boeing Company and Subsidiaries, as amended and restated January 1, 2008 (Exhibit 10.7 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xii)	The Boeing Company 1997 Incentive Stock Plan, as amended effective May 1, 2000 and further amended effective January 1, 2008 (Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xiii)	Amended and Restated Executive Employment Agreement with W. James McNerney, Jr. dated March 13, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2008).

(xiv)	Summary of Nonemployee Director Compensation (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2010).

(xv)	2004 Variable Compensation Plan (formerly the 1999 Bonus and Retention Award Plan) as amended and restated effective January 1, 2008 (Exhibit 10.8 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xvi)	The Boeing Company Executive Layoff Benefits Plan as amended and restated effective January 1, 2010 (Exhibit (10)(xxix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

(xvii)	The Boeing Company 2003 Incentive Stock Plan

(a)	Plan, as amended and restated effective February 23, 2009 (Appendix A to the Definitive Proxy Statement filed by the Company on March 13, 2009).

(b)	Form of Non-Qualified Stock Option Grant Notice of Terms.

(c)	Form of Notice of Terms of Restricted Stock Units.

(d)	Form of Performance Award Notice.

(xviii)	Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2007).

(xix)	The Boeing Company Elected Officer Annual Incentive Plan as amended and restated effective January 1, 2008 (Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xx)	Supplemental Pension Agreement between The Boeing Company and J. Michael Luttig dated January 25, 2007 as amended on November 14, 2007 (Exhibit (10)(xxx) to the Company’s Form 10-K for the year ended December 31, 2007).

(xxi)	Notice of Terms of Restricted Stock Units dated February 23, 2009 (Exhibit (10)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2009).

(xxii)	Amended Notice of Terms of Restricted Stock Units (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2009).

(xxiii)	Notice of Terms of Restricted Stock Units dated February 22, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2010).

•	Other

(xxiv)	Registration Rights Agreement dated November 9, 2009 by and between The Boeing Company and EvercoreTrust Company, N.A., solely in its capacity as duly appointed and acting investment manager of a segregated account held in The Boeing Company Employee Retirement Plans Master Trust (Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed November 10, 2009).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics

(i)	The Boeing Company Code of Ethical Business Conduct for Members of the Board of Directors (http://www.boeing.com/corp_gov/conduct_board.html).

(ii)	The Boeing Company Code of Conduct for Finance Employees (http://www.boeing.com/corp_gov/conduct_finance.html).

(iii)	The Boeing Company Code of Conduct (http://www.boeing.com/corp_gov/conduct_employee.html).

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm in connection with filings on Form S-3 and Form S-8 under the Securities Act of 1933.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Commercial Program Method of Accounting (Exhibit (99)(i) to the 1997 Form 10-K).

(101)	Interactive Data Files

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2011.

THE BOEING COMPANY

By:	/S/ W. JAMES MCNERNEY, JR.	By:	/S/ JAMES A. BELL
	W. James McNerney, Jr. – Chairman, President and Chief Executive Officer		James A. Bell – Executive Vice President, Corporate President and Chief Financial Officer
By:	/S/ GREGORY D. SMITH
Gregory D. Smith – Vice President of Finance & Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2011.

/S/ JOHN H. BIGGS	/S/ EDWARD M. LIDDY
John H. Biggs – Director	Edward M. Liddy – Director

/S/ JOHN E. BRYSON	/S/ JOHN F. MCDONNELL
John E. Bryson – Director	John F. McDonnell – Director

/S/ DAVID L. CALHOUN	/S/ W. JAMES MCNERNEY, JR.
David L. Calhoun – Director	W. James McNerney, Jr. – Director

/S/ ARTHUR D. COLLINS, JR.	/S/ SUSAN C. SCHWAB
Arthur D. Collins, Jr. – Director	Susan C. Schwab – Director

/S/ LINDA Z. COOK	/S/ RONALD A. WILLIAMS
Linda Z. Cook – Director	Ronald A. Williams – Director

/S/ KENNETH M. DUBERSTEIN	/S/ MIKE S. ZAFIROVSKI
Kenneth M. Duberstein – Director	Mike S. Zafirovski – Director

/S/ EDMUND P. GIAMBASTIANI, JR.

Edmund P. Giambastiani, Jr. – Director

SCHEDULE II—Valuation and Qualifying Accounts

The Boeing Company and Subsidiaries

Allowance for Customer Financing and Other Assets

(Deducted from assets to which they apply)

(Dollars in millions)

Customer Financing	2010	2009	2008
Balance at January 1	$302	$269	$195
Charged to costs and expenses	51	45	84
Deductions from reserves		(12)	(10)
Balance at December 31	$353	$302	$269

Sea Launch Reserves	2010	2009	2008
Balance at January 1	$969	$723	$660
Additions(1)		246	63
Deductions from reserves(2)	(969)
Balance at December 31		$969	$723

(1)	Additions in 2009 included $179 transferred in from Other accrued liabilities and $67 in charges to costs and expenses.
(2)

During 2010, our claims against Sea Launch were discharged by the bankruptcy court and the related balances and reserves were written off. See Note 6 to our Consolidated Financial Statements for more information regarding amounts receivable from other Sea Launch partners.