Form 10-Q
period 2011-03-31
BOEING CO
filed 2011-04-27
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 20, 2011, there were 738,274,839 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2011

Part I. Financial Information

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2011	2010
Sales of products	$11,894	$12,316
Sales of services	3,016	2,900

Total revenues	14,910	15,216

Cost of products	(9,506)	(9,822)
Cost of services	(2,510)	(2,281)
Boeing Capital Corporation interest expense	(33)	(41)

Total costs and expenses	(12,049)	(12,144)

	2,861	3,072
Income from operating investments, net	62	59
General and administrative expense	(866)	(953)
Research and development expense, net	(1,057)	(1,000)
Loss on dispositions, net		(4)

Earnings from operations	1,000	1,174
Other income/(expense), net	13	(2)
Interest and debt expense	(130)	(122)

Earnings before income taxes	883	1,050
Income tax expense	(295)	(531)

Net earnings from continuing operations	588	519
Net loss on disposal of discontinued operations, net of taxes of $1	(2)

Net earnings	$586	$519

Basic earnings per share from continuing operations	$0.79	$0.71
Net loss on disposal of discontinued operations, net of taxes

Basic earnings per share	$0.79	$0.71

Diluted earnings per share from continuing operations	$0.78	$0.70
Net loss on disposal of discontinued operations, net of taxes

Diluted earnings per share	$0.78	$0.70

Cash dividends paid per share	$0.42	$0.42

Weighted average diluted shares (millions)	749.0	740.1

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	March 31 2011	December 31 2010
Assets
Cash and cash equivalents	$5,670	$5,359
Short-term and other investments	2,102	5,158
Accounts receivable, net	6,036	5,422
Current portion of customer financing, net	252	285
Deferred income taxes	37	31
Inventories, net of advances and progress billings	26,912	24,317

Total current assets	41,009	40,572
Customer financing, net	4,320	4,395
Property, plant and equipment, net of accumulated depreciation of $13,516 and $13,322	8,973	8,931
Goodwill	4,944	4,937
Acquired intangible assets, net	2,933	2,979
Deferred income taxes	3,862	4,031
Investments	1,091	1,111
Pension plan assets, net	4	6
Other assets, net of accumulated amortization of $614 and $630	1,624	1,603

Total assets	$68,760	$68,565

Liabilities and equity
Accounts payable	$8,304	$7,715
Accrued liabilities	12,835	13,802
Advances and billings in excess of related costs	12,363	12,323
Deferred income taxes and income taxes payable	789	607
Short-term debt and current portion of long-term debt	966	948

Total current liabilities	35,257	35,395
Accrued retiree health care	8,034	8,025
Accrued pension plan liability, net	9,979	9,800
Non-current income taxes payable	427	418
Other long-term liabilities	333	592
Long-term debt	10,723	11,473
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	3,903	3,866
Treasury stock, at cost – 274,304,690 and 277,002,059 shares	(17,021)	(17,187)
Retained earnings	25,370	24,784
Accumulated other comprehensive loss	(13,401)	(13,758)

Total shareholders’ equity	3,912	2,766
Noncontrolling interest	95	96

Total equity	4,007	2,862

Total liabilities and equity	$68,760	$68,565

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2011	2010
Cash flows – operating activities:
Net earnings	$586	$519
Adjustments to reconcile net earnings to net cash used by operating activities:
Non-cash items –
Share-based plans expense	51	66
Depreciation	331	350
Amortization of acquired intangible assets	49	55
Amortization of debt discount/premium and issuance costs	4	5
Investment/asset impairment charges, net	10	15
Customer financing valuation provision	(15)	12
Loss on disposal of discontinued operations	3
Loss on dispositions, net		4
Other charges and credits, net	113	30
Excess tax benefits from share-based payment arrangements	(22)	(8)
Changes in assets and liabilities –
Accounts receivable	(633)	(572)
Inventories, net of advances and progress billings	(2,622)	(1,833)
Accounts payable	969	225
Accrued liabilities	(736)	(136)
Advances and billings in excess of related costs	40	(221)
Income taxes receivable, payable and deferred	217	429
Other long-term liabilities	(66)	246
Pension and other postretirement plans	617	355
Customer financing, net	102	221
Other	49	(47)

Net cash used by operating activities	(953)	(285)

Cash flows – investing activities:
Property, plant and equipment additions	(417)	(186)
Property, plant and equipment reductions	14	3
Acquisitions, net of cash acquired	(16)	(24)
Contributions to investments	(1,644)	(4,744)
Proceeds from investments	4,701	910
Receipt of economic development program funds	69

Net cash provided/(used) by investing activities	2,707	(4,041)

Cash flows – financing activities:
New borrowings	14	19
Debt repayments	(812)	(51)
Repayments of distribution rights financing	(392)	(13)
Stock options exercised, other	24	23
Excess tax benefits from share-based payment arrangements	22	8
Employee taxes on certain share-based payment arrangements	(15)	(15)
Dividends paid	(309)	(318)

Net cash used by financing activities	(1,468)	(347)

Effect of exchange rate changes on cash and cash equivalents	25	(25)

Net increase/(decrease) in cash and cash equivalents	311	(4,698)
Cash and cash equivalents at beginning of year	5,359	9,215

Cash and cash equivalents at end of period	$5,670	$4,517

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Equity

(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share- Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2010	5,061	3,724	(15,911)	(1,615)	22,746	(11,877)	97	2,225

Net earnings					519			519
Unrealized loss on derivative instruments, net of tax of $5						(9)		(9)
Reclassification adjustment for gains realized in net earnings, net of tax of $2						(4)		(4)
Currency translation adjustment						(40)		(40)
Postretirement liability adjustment, net of tax of $(113)						183		183

Comprehensive income								649

Share-based compensation and related dividend equivalents		66						66
ShareValue Trust activity		542		(542)
Excess tax pools		(11)						(11)
Treasury shares issued for stock options exercised, net		(14)	38					24
Treasury shares issued for other share-based plans, net		(45)	36					(9)
Treasury shares issued for 401(k) contribution		2	93					95

Balance March 31, 2010	$5,061	$4,264	$(15,744)	$(2,157)	$23,265	$(11,747)	$97	$3,039

Balance January 1, 2011	$5,061	$3,866	$(17,187)		$24,784	$(13,758)	$96	$2,862

Net earnings					586		(1)	585
Unrealized gain on derivative instruments, net of tax of $(16)						27		27
Unrealized loss on certain investments, net of tax of $1						(2)		(2)
Reclassification adjustment for losses realized in net earnings, net of tax						1		1
Currency translation adjustment						60		60
Postretirement liability adjustment, net of tax of $(159)						271		271

Comprehensive income								942

Share-based compensation and related dividend equivalents		51						51
Excess tax pools		20						20
Treasury shares issued for stock options exercised, net		(10)	36					26
Treasury shares issued for other share-based plans, net		(38)	30					(8)
Treasury shares issued for 401(k) contribution		14	100					114

Balance March 31, 2011	$5,061	$3,903	$(17,021)		$25,370	$(13,401)	$95	$4,007

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2011	2010
Revenues:
Commercial Airplanes	$7,118	$7,468
Boeing Defense, Space & Security:
Boeing Military Aircraft	3,392	3,241
Network & Space Systems	2,349	2,323
Global Services & Support	1,876	2,049

Total Boeing Defense, Space & Security	7,617	7,613
Boeing Capital Corporation	143	162
Other segment	36	36
Unallocated items and eliminations	(4)	(63)

Total revenues	$14,910	$15,216

Earnings from operations:
Commercial Airplanes	$509	$679
Boeing Defense, Space & Security:
Boeing Military Aircraft	369	270
Network & Space Systems	143	174
Global Services & Support	159	220

Total Boeing Defense, Space & Security	671	664
Boeing Capital Corporation	52	46
Other segment	(22)	(50)
Unallocated items and eliminations	(210)	(165)

Earnings from operations	1,000	1,174
Other income/(expense), net	13	(2)
Interest and debt expense	(130)	(122)

Earnings before income taxes	883	1,050
Income tax expense	(295)	(531)

Net earnings from continuing operations	588	519
Net loss on disposal of discontinued operations, net of taxes of $1	(2)

Net earnings	$586	$519

Research and development expense, net:
Commercial Airplanes	$787	$698
Boeing Defense, Space & Security:
Boeing Military Aircraft	125	162
Network & Space Systems	104	106
Global Services & Support	32	34

Total Boeing Defense, Space & Security	261	302
Other segment	9

Total research and development expense, net	$1,057	$1,000

This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 15 for further segment results.

The Boeing Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2010 Annual Report on Form 10-K.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

(Shares in millions)	Three months ended March 31
	2011	2010
Weighted average shares outstanding	740.4	731.1
Participating securities	2.5	3.7

Basic weighted average shares outstanding	742.9	734.8
Dilutive potential common shares	6.1	5.3

Diluted weighted average shares outstanding	749.0	740.1

Basic earnings per share is calculated by the sum of (1) net earnings less declared dividends and dividend equivalents related to share-based compensation divided by the basic weighted average shares outstanding and (2) declared dividends and dividend equivalents related to share-based compensation divided by the weighted average shares outstanding.

The weighted average number of shares outstanding, included in the following table, were excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

(Shares in millions)	Three months ended March 31
	2011	2010
Stock options	23.1	18.0
Performance Awards	4.4	3.0
ShareValue Trust		13.3

Note 3 – Income Taxes

The effective tax rates were 33.4% and 50.6% for the three months ended March 31, 2011 and 2010. The decrease in the effective tax rate compared with the same period of the prior year was primarily due to an income tax charge of $150 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. The decrease in the effective tax rate was also due to U.S. research and development tax credit benefits that exist in 2011, but did not exist in the first quarter of 2010. In December 2010, the research and development tax credit was retroactively renewed for 2010 and extended through December 31, 2011.

The 2007-2008 tax years are currently being examined by the Internal Revenue Service (IRS), and we have filed appeals with the IRS for the 2004-2006 tax years. We are also subject to examination in major state and international jurisdictions for the 2001-2010 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve some or all of the matters presently under consideration for the 2004-2006 tax years with the IRS. Depending on the timing and outcome of the audit settlement, unrecognized tax benefits that affect the effective tax rate could increase earnings by up to $300 based on current estimates.

Note 4 – Inventories

Inventories consisted of the following:

	March 31 2011	December 31 2010
Long-term contracts in progress	$14,210	$14,400
Commercial aircraft programs	29,936	26,550
Commercial spare parts, used aircraft, general stock materials and other	6,397	5,788

Inventory before advances and progress billings	50,543	46,738
Less advances and progress billings	(23,631)	(22,421)

Total	$26,912	$24,317

Long-Term Contracts in Progress

Long-term contracts in progress included Delta launch program inventory that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At March 31, 2011 and December 31, 2010, the inventory balance was $1,145 and $1,385. At March 31, 2011, $1,070 of this inventory relates to yet unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $70. See Note 9.

Inventory balances included $236 subject to claims or other uncertainties relating to the A-12 program as of March 31, 2011 and December 31, 2010. See Note 14.

Commercial Aircraft Programs

As of March 31, 2011 and December 31, 2010 commercial aircraft programs inventory included the following amounts related to the 787 program: $11,034 and $9,461 of work in process (including deferred production costs), $1,851 and $1,956 of supplier advances, and $1,584 and $1,447 of tooling and other non-recurring costs.

Commercial aircraft programs inventory included $309 and $319 of deferred production cost, and $166 and $170 of unamortized tooling for the 777 program, at March 31, 2011 and December 31, 2010.

Note 5 – Customer Financing

Customer financing consisted of the following:

	March 31 2011	December 31 2010
Financing receivables:
Investment in sales-type/finance leases	$2,256	$2,272
Notes	414	480
Operating lease equipment, at cost, less accumulated depreciation of $856 and $847	2,240	2,281

Gross customer financing	4,910	5,033
Less allowance for losses on receivables	(338)	(353)

Total	$4,572	$4,680

Three primary factors influencing the level of our allowance for losses on customer financing receivables are customer credit ratings, default rates and collateral values. We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon public information and information obtained directly from our customers. We utilize these credit ratings as one of the factors in assessing the adequacy of our allowance for losses on receivables. Our rating categories are comparable to those used by the major credit rating agencies. Credit risk profile by internally assigned ratings, consisted of the following:

Rating categories	March 31 2011	December 31 2010
B	$193	$207
CCC	2,372	2,432
Other	105	113

Total carrying value of financing receivables	$2,670	$2,752

For the three months ended March 31, 2011, we applied default rates, on average, of 11% and 50% to receivables from customers with internally assigned B and CCC ratings.

Declines in collateral values are a significant driver of our allowance for losses. Generally, out-of-production aircraft have had greater percentages of collateral value declines than in-production aircraft. Our portfolio is primarily comprised of financing receivables for out-of-production aircraft. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our customer financing portfolio has a concentration of various model aircraft. Customer financing carrying values related to major aircraft concentrations were as follows:

	March 31 2011	December 31 2010
717 Aircraft ($555 and $561 accounted for as operating leases)(1)	$2,050	$2,070
757 Aircraft ($607 and $629 accounted for as operating leases)(1)	693	720
737 Aircraft ($297 and $317 accounted for as operating leases)	345	366
767 Aircraft ($112 and $115 accounted for as operating leases)	357	372
MD-11 Aircraft ($322 and $327 accounted for as operating leases)(1)	322	327

(1)	Out-of-production aircraft

Note 6 – Investments

Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2011	December 31 2010
Time deposits	$2,044	$5,100
Pledged money market funds(1)	57	57
Available-for-sale investments	11	15
Equity method investments	1,056	1,072
Other investments	25	25

Total	$3,193	$6,269

(1)

Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

Note 7 – Other Assets

Sea Launch

At March 31, 2011 and December 31, 2010, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.

Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to loans made to Sea Launch, we could incur pre-tax charges of up to $356.

Note 8 – Commitments and Contingencies

Financing Commitments

Financing commitments totaled $9,934 and $9,865 as of March 31, 2011 and December 31, 2010. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required.

Standby Letters of Credit and Surety Bonds

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $7,545 and $7,599 as of March 31, 2011 and December 31, 2010.

Commercial Aircraft Commitments

In conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. The total contractual trade-in value was $358 and $295 as of March 31, 2011 and December 31, 2010. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is continually assessed, taking into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The fair value of trade-in aircraft related to probable contractual trade-in commitments was $75 and $30 as of March 31, 2011 and December 31, 2010. Trade-in commitment agreements have expiration dates from 2011 through 2023.

Commitments to ULA

In connection with the formation of ULA, we and Lockheed Martin Corporation (Lockheed) each committed to provide up to $200 to support its working capital requirements through December 1, 2011. ULA did not request any funds under the commitment as of March 31, 2011. We and Lockheed have also each committed to provide ULA with up to $282 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4.

Product Warranties

The following table summarizes product warranty activity recorded during the three months ended March 31, 2011 and 2010.

	2011	2010
Beginning balance – January 1	$1,076	$999
Additions for current year deliveries	36	33
Reductions for payments made	(54)	(55)
Changes in estimates	(22)	105

Ending balance – March 31	$1,036	$1,082

Environmental

The following table summarizes environmental remediation activity recorded during the three months ended March 31, 2011 and 2010:

	2011	2010
Beginning balance – January 1	$721	$706
Reductions for payments made	(9)	(8)
Changes in estimates		18

Ending balance – March 31	$712	$716

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and the discovery of additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites based on our experience and existing laws and regulations. At March 31, 2011 and December 31, 2010, our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $940 and $957.

C-17

At March 31, 2011, our backlog included 3 C-17 aircraft currently under contract with the U.S. Air Force (USAF) as well as international orders for 6 C-17 aircraft. We believe that 24 additional orders beyond the 9 in backlog are probable. Probable orders include 14 international orders. At March 31, 2011, we had approximately $885 of inventory expenditures and potential termination liabilities to suppliers associated primarily with 10 aircraft funded in the Fiscal Year 2010 (FY10) Defense Appropriations Act which are not currently under contract. The President’s Fiscal Year 2011 budget announced during the first quarter of 2010 did not include any additional C-17 aircraft. We continued to work towards the planned production rate decrease from 15 per year to 10 per year and expect the transition to be complete by mid-2011. The associated reduction in headcount resulted in pension curtailment charges of $34. Should additional orders not materialize, it is reasonably possible that we will decide in 2011 to end production of the C-17 at a future date. We are still evaluating the full financial impact of a potential production shut-down, including additional pension curtailment charges, and any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract with the USAF.

F-15

At March 31, 2011, we had approximately $875 of inventory expenditures and potential termination liabilities to suppliers related to probable international orders. Should these orders not materialize, we could incur losses to write off inventory and settle termination liabilities.

BDS Fixed-Price Development Contracts

Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. Significant BDS fixed-price development contracts include Airborne Early Warning and Control, P-8I, KC-46A Tanker, KC-767 International Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge for reach-forward losses during the next 12 months.

Commercial Airplane Development Programs

Significant risks are inherent throughout the development of new commercial airplanes and new commercial airplane derivatives. Currently the 787-8, 747-8 Freighter and 747-8 Intercontinental are in the demanding flight test and certification stages of program development. The 787-9 is also in development. These programs require substantial investments and research and development as well as investments in working capital and infrastructure. They also entail significant commitments to customers and suppliers and require substantial internal resources. Performance issues on these programs could have a material adverse impact on our consolidated results and financial position during the next 12 months.

Note 9 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, primarily in the form of guarantees. The following table provides quantitative data regarding our third-party guarantees. The maximum potential payments represent a “worst-case scenario,” and do not necessarily reflect amounts that we expect to pay. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying amount of liabilities represents the amount included in Accrued liabilities.

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2011	December 31 2010	March 31 2011	December 31 2010	March 31 2011	December 31 2010
Contingent repurchase commitments	$3,610	$3,782	$3,610	$3,759	$7	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	215	187
Contract pricing	261	261			7	7
Other Delta contracts	141	83			13	16
Other indemnifications	232	232			85	82
Credit guarantees	70	71	63	63	6	6
Residual value guarantees	29	29	21	21	6	6

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

Indemnifications to ULA We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,209 of inventory that was contributed by us. ULA has made advance payments of $660 to us and we have recorded revenues and cost of sales of $361 under the inventory supply agreement through March 31, 2011.

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. The USAF did not exercise an option for a fourth mission prior to the expiration. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $285 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $24 for our portion of additional contract losses incurred by ULA.

Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales.

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

Credit Guarantees We have issued credit guarantees, principally to facilitate the sale and/or financing of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor or certain specified services are not performed. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit guarantees are collateralized by the underlying commercial aircraft and certain other assets. Current outstanding credit guarantees expire within the next nine years.

Residual Value Guarantees We have issued various residual value guarantees principally to facilitate the sale and financing of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by the underlying commercial aircraft and expire within the next seven years.

Note 10 – Postretirement Plans

The components of net periodic benefit cost were as follows:

	Pension		Other Postretirement Benefits
Three months ended March 31,	2011	2010	2011	2010
Service cost	$352	$294	$36	$30
Interest cost	779	751	103	101
Expected return on plan assets	(935)	(962)	(1)	(1)
Amortization of prior service costs	62	62	(24)	(20)
Recognized net actuarial loss	314	194	33	14
Settlement and curtailment loss	44	6

Net periodic benefit cost	$616	$345	$147	$124

Net periodic benefit cost included in Earnings from operations	$526	$284	$162	$123

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of the reporting period.

We did not make any discretionary pension contributions during the three months ended March 31, 2011 and 2010. During the three months ended March  31, 2011 and 2010, we made contributions to our other postretirement benefit plans of $4 and $4.

Note 11 – Share-Based Compensation and Other Compensation Arrangements

Stock Options

On February 22, 2011, we granted to our executives 5,426,910 options with an exercise price equal to the fair market value of our stock on the date of grant and which expire ten years after the date of grant. The stock options vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Date	Expected Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value Per Share
2/22/2011	6 years	29.8%	2.3%	2.5%	$17.96

We determined the expected term of the stock option grants to be six years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since we have insufficient historical data to estimate expected term.

Restricted Stock Units

On February 22, 2011, we granted to our executives 1,364,440 restricted stock units (RSUs) as part of our long-term incentive program with a grant date fair value of $71.44 per share. The RSUs will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. In addition to RSUs awarded under our long-term incentive program, we have granted RSUs to certain executives and employees to encourage retention or to reward various achievements.

Performance Awards

On February 22, 2011, we granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2013. The minimum payout amount is $0 and the maximum amount we could be required to pay out is $270.

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

Notional Amounts and Fair Values

The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	March 31 2011	December 31 2010	March 31 2011	December 31 2010	March 31 2011	December 31 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,995	$2,001	$294	$266	$(4)	$(15)
Interest rate contracts	575	875	16	24
Commodity contracts	88	144			(118)	(113)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	763	646	12	8	(52)	(58)

Total derivatives	$3,421	$3,666	322	298	(174)	(186)
Netting arrangements			(55)	(71)	55	71

Net recorded balance			$267	$227	$(119)	$(115)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on other comprehensive loss and Net earnings were as follows:

	Three months ended March 31
	2011	2010
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts	$36	$10
Commodity contracts	(9)	(19)
Undesignated derivatives recognized in Other income/(expense), net:
Foreign exchange contracts	(14)	(14)

Based on our portfolio of cash flow hedges, we expect to reclassify gains of $52 (pre-tax) during the next 12 months. Ineffectiveness related to our hedges was insignificant for the three months ended March 31, 2011 and 2010.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility, expiring November 2012. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2011 was $118. At March 31, 2011, there was no collateral posted related to our derivatives.

Note 13 – Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant non-observable inputs.

	March 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$2,985	$2,985			$3,337	$3,337
Available-for-sale investments	11	6		$5	15	10		$5
Derivatives	267		$267		227		$227

Total assets	$3,263	$2,991	$267	$5	$3,579	$3,347	$227	$5

Liabilities
Derivatives	$(119)		$(119)		$(115)		$(115)

Total liabilities	$(119)		$(119)		$(115)		$(115)

Money market funds and available-for-sale equity securities are valued using a market approach based on the quoted market prices of identical instruments. Available-for-sale debt investments are primarily valued using a market approach based on benchmark yields, reported trades and broker/dealer quotes.

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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31, and the carrying value and asset classification of the related assets still held as of March 31:

	2011		2010
	Carrying Value	Total Losses	Carrying Value	Total Losses
Operating lease equipment	$51	$(9)	$56	$(11)
Acquired intangible asset	8	(1)
Property, plant and equipment			2	(4)

Total	$59	$(10)	$58	$(15)

The operating lease equipment was valued using a market approach based on the fair value for the related aircraft. The acquired intangible asset was valued using an income approach based on the discounted cash flows associated with the underlying tradename. The property, plant and equipment was valued using an income approach based on the discounted cash flows associated with the underlying equipment.

Fair Value Disclosures

The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying amounts and estimated fair values consisted of the following:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable	$6,036	$5,866	$5,422	$5,283
Notes receivable	422	440	480	501
Liabilities
Debt, excluding capital lease obligations	(11,446)	(12,813)	(12,234)	(13,525)
Accounts payable	(8,304)	(8,294)	(7,715)	(7,704)
Residual value and credit guarantees	(12)	(7)	(12)	(11)
Contingent repurchase commitments	(7)	(7)	(7)	(84)

The fair values of the accounts receivable and accounts payable are based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated using discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt is based on current market yields for our debt traded in the secondary market. The fair values of the residual value guarantees and contingent repurchase commitments are determined using a Black Futures Options formula and include such assumptions as the expected value of the aircraft on the settlement date, volatility of aircraft prices, time until settlement and the risk free discount rate. The fair value of the credit guarantees is estimated based on the expected cash flows of those commitments, given the creditor’s probability of default, and discounted using the risk free rate. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications because the amount and timing of those arrangements are uncertain.

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

A-12 Litigation

In 1991, the Department of the Navy (the Navy) notified McDonnell Douglas Corporation (now merged into The Boeing Company) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2011, inventories included approximately $586 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2011. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If after reviewing the Court of Appeals’ decision, the U.S. Supreme Court determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $236 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,535). In that event, our loss would total approximately $1,715 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,165, including interest from June 26, 1991.

Employment and Benefits Litigation

We have been named as a defendant in two pending class action lawsuits filed in the U.S. District Court for the District of Kansas, each related to the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit). The first action involves allegations that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated the Employee Retirement Income Security Act (ERISA), violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. During the second quarter of 2010, the court granted summary judgment in favor of Boeing and Spirit on all class action claims. The plaintiffs then filed a motion seeking reconsideration of the summary judgment decision and the court denied that motion on March 28, 2011.

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

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. During the first quarter of 2010, the Seventh Circuit Court of Appeals granted a stay of trial proceedings in the district court pending resolution of an appeal made by Boeing in 2008 to the case’s class certification order. On January 21, 2011, the Seventh Circuit reversed the district court’s class certification order and decertified the class. The Seventh Circuit remanded the case to the district court for further proceedings. On March 2, 2011, plaintiffs filed an amended motion for class certification.

On April 20, 2011, the National Labor Relations Board (NLRB) issued a complaint claiming that our decision to build an airplane final assembly plant in Charleston, South Carolina was made in retaliation for strikes conducted by the International Association of Machinists in Washington State. The complaint seeks to force Boeing to place the second 787 line in the Puget Sound area instead of South Carolina. We believe that the allegations in the complaint are without merit and that the legal theory advanced is contrary to settled precedent. Boeing intends to vigorously contest the claim. A hearing before an Administrative Law Judge of the NLRB has been scheduled for the second quarter of 2011.

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

On February 26, 2009 the trial court granted in part and denied in part post-trial motions we filed seeking to set aside the verdict. As a result, on March 3, 2009, the court entered an amended judgment for ICO in the amount of $604, which included $371 in compensatory damages, $207 in punitive damages and $26 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest) from January 2, 2009. As of March 31, 2011, the amount of post-judgment interest totaled $136.

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

Civil Securities Litigation

On November 13, 2009, plaintiff shareholders filed a putative securities fraud class action against The Boeing Company and two of our senior executives in federal district court in Chicago. This lawsuit arose from our June 2009 announcement that the first flight of the 787 Dreamliner would be postponed due to a need to reinforce an area within the side-of-body section of the aircraft. Plaintiffs contended that we were aware before June 2009 that the first flight could not take place as scheduled due to issues with the side-of-body section of the aircraft, and that our determination not to announce this delay earlier resulted in an artificial inflation of our stock price for a multi-week period in May and June 2009. On March 7, 2011, the Court dismissed the complaint with prejudice. On April 4, 2011, plaintiffs filed a motion for reconsideration.

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

Note 15 – Business Segment Data

Effective January 1, 2011, certain programs and assets were realigned within BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.

Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins. See page 5 for a Summary of Business Segment Data, which is an integral part of this note.

Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Three months ended March 31
	2011	2010
Commercial Airplanes	$189	$98
Boeing Capital Corporation	16	16

Total	$205	$114

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

	Three months ended March 31
	2011	2010
Share-based plans	$(22)	$(47)
Deferred compensation	(50)	(81)
Pension	(95)	21
Postretirement	(19)	(11)
Capitalized interest	(15)	(10)
Eliminations and other	(9)	(37)

Total	$(210)	$(165)

Segment assets and liabilities are summarized in the following tables.

Assets
	March 31 2011	December 31 2010
Commercial Airplanes	$30,949	$28,341
Boeing Defense, Space & Security:
Boeing Military Aircraft	7,313	6,725
Network & Space Systems	7,308	7,456
Global Services & Support	3,726	3,691

Total Boeing Defense, Space & Security	18,347	17,872
Boeing Capital Corporation	4,802	5,561
Other segment	816	779
Unallocated items and eliminations	13,846	16,012

Total	$68,760	$68,565

Liabilities
	March 31 2011	December 31 2010
Commercial Airplanes	$19,710	$19,663
Boeing Defense, Space & Security:
Boeing Military Aircraft	3,576	4,028
Network & Space Systems	1,109	953
Global Services & Support	1,572	1,579

Total Boeing Defense, Space & Security	6,257	6,560
Boeing Capital Corporation	3,020	3,861
Other segment	827	937
Unallocated items and eliminations	34,939	34,682

Total	$64,753	$65,703

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2011, the related condensed consolidated statements of operations, cash flows and equity for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2010, and the related consolidated statements of operations, equity and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Chicago, Illinois

April 27, 2011

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Examples of forward-looking statements include statements relating to our future financial condition and operating results, as well as any other statement that does not directly relate to any historical or current fact.

Forward-looking statements are based on our current expectations and assumptions, which may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are risks related to:

(1)    general conditions in the economy and our industry, including those due to regulatory changes;

(2)    our reliance on our commercial customers, our suppliers and the worldwide market;

(3)    our commercial development programs, including the 787 and 747-8 commercial aircraft programs;

(4)    changing acquisition priorities of the U.S. government;

(5)    our dependence on U.S. government contracts;

(6)    our reliance on fixed-price contracts;

(7)    our reliance on cost-type contracts;

(8)    uncertainties concerning contracts that include in-orbit incentive payments;

(9)    changes in accounting estimates;

(10) changes in the competitive landscape in our markets;

(11) our non-U.S. operations, including sales to non-U.S. customers;

(12) potential adverse developments in new or pending litigation and/or government investigations;

(13) customer and aircraft concentration in Boeing Capital Corporation’s customer financing portfolio;

(14) changes in our ability to obtain debt on commercially reasonable terms and at competitive rates in order to fund our operations and contractual commitments;

(15) realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures;

(16) the adequacy of our insurance coverage to cover significant risk exposures;

(17)	potential business disruptions related to physical security threats, information technology attacks or natural disasters;

(18)	work stoppages or other labor disruptions;

(19)	significant changes in discount rates and actual investment return on pension assets; and

(20)	potential environmental liabilities.

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” on pages 6 through 14 of our most recent Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 8, 9 and 14 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2011	2010
Revenues	$14,910	$15,216
Earnings from operations	$1,000	$1,174
Operating margins	6.7%	7.7%
Effective income tax rate	33.4%	50.6%
Net earnings from continuing operations	$588	$519
Diluted earnings per share	$0.78	$0.70

(Dollars in millions)	March 31 2011	December 31 2010
Contractual backlog	$310,731	$303,955
Unobligated backlog	18,285	16,871

Revenues

The following table summarizes revenues:

(Dollars in millions)	Three months ended March 31
	2011	2010
Commercial Airplanes	$7,118	$7,468
Boeing Defense, Space & Security	7,617	7,613
Boeing Capital Corporation	143	162
Other segment	36	36
Unallocated items and eliminations	(4)	(63)

Total	$14,910	$15,216

Revenues for the three months ended March 31, 2011 decreased by $306 million or 2% compared with the same period in 2010. Commercial Airplanes revenues decreased by $350 million or 5%, due to lower new airplane deliveries in the first quarter of 2011 compared with the same period in the prior year, partially offset by increases in the commercial aviation services business. Boeing Defense, Space & Security (BDS) revenues increased by $4 million due to higher revenues in the Boeing Military Aircraft (BMA) segment offset by lower revenues in the Global Services & Support (GS&S) segment.

Earnings From Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Three months ended March 31
	2011	2010
Commercial Airplanes	$509	$679
Boeing Defense, Space & Security	671	664
Boeing Capital Corporation	52	46
Other segment	(22)	(50)
Unallocated items and eliminations	(210)	(165)

Total	$1,000	$1,174

Operating earnings for the three months ended March 31, 2011 decreased by $174 million compared with the same period in 2010. Commercial Airplanes earnings decreased by $170 million primarily due to lower new airplane deliveries. BDS earnings increased by $7 million with higher earnings in the BMA segment offset by lower earnings in the N&SS and GS&S segments. Unallocated items and eliminations changed by $45 million reflecting higher pension costs which were partially offset by deferred compensation and share based plan expense.

The most significant expense items not allocated to segments are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2011	2010
Share-based plans	$(22)	$(47)
Deferred compensation	(50)	(81)
Pension	(95)	21
Postretirement	(19)	(11)
Eliminations and other	(24)	(47)

Total	$(210)	$(165)

Unallocated pension costs for the three months ended March 31, 2011 increased by $116 million compared with the same period in 2010 reflecting higher amortization of prior actuarial losses, lower discount rates and C-17 related pension curtailment charges.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America in the condensed consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. We recorded net periodic benefit cost related to pensions and other postretirement benefits of $764 million and $469 million for the three months ended March 31, 2011 and 2010. Not all net periodic benefit cost is recognized in earnings in the period incurred. A portion of net periodic benefit cost is allocated to production as product cost and a portion remains in inventory at the end of the reporting period. Earnings from operations included the following net periodic benefit cost allocated to business segments and Unallocated items and eliminations:

(Dollars in millions)	Pension		Other Postretirement Benefits
Three months ended March 31,	2011	2010	2011	2010
Allocated to business segments	$(431)	$(305)	$(143)	$(112)
Unallocated items and eliminations	(95)	21	(19)	(11)

Total	$(526)	$(284)	$(162)	$(123)

Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2011	2010
Earnings from operations	$1,000	$1,174
Other income/(expense), net	13	(2)
Interest and debt expense	(130)	(122)

Earnings before income taxes	883	1,050
Income tax expense	(295)	(531)

Net earnings from continuing operations	$588	$519

The effective tax rates were 33.4% and 50.6% for the three months ended March 31, 2011 and 2010. The decrease in the effective tax rate compared with the same period of the prior year was primarily due to an income tax charge of $150 million recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. The decrease was also due to U.S. research and development tax credit benefits that exist in 2011, but did not exist in the first quarter of 2010. In December 2010, the research and development tax credit was retroactively renewed for 2010 and extended through December 31, 2011.

For additional discussion related to Income Taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the three months ended March 31, 2011 compared with December 31, 2010 was primarily due to Commercial Airplanes orders in excess of revenues.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The increase in unobligated backlog during the three months ended March 31, 2011 is due to the U.S. Air Force (USAF) contract for the KC-46A Tanker partially offset by funding of existing multi-year contracts including the F/A-18 and Brigade Combat Team Modernization (BCTM) programs.

Additional Considerations

KC-46A Tanker On February 24, 2011, we were awarded a contract from the USAF to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker will be a derivative of our 767 commercial aircraft. This initial contract is a fixed-price incentive firm contract, valued at $4.4 billion and involves highly complex designs. Changes to our estimated cost to perform the work could result in a material charge. This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. For segment reporting purposes, backlog, revenues and costs will be recorded in the Commercial Airplanes and BMA segments.

Segment Results of Operations

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment Recent events, primarily political turmoil in the Middle East and North Africa and devastation from Japan’s earthquake, have increased downside risk to the 2011 global economic and airline industry outlooks. In addition to significant disruptions to airline operations in the affected regions, airlines around the world are being negatively impacted by the resulting higher oil prices. Higher oil prices increase airline fuel expenses and put downward pressure on air travel demand due to impacts on economic growth and airfares. As a result, uncertainty about the near term airline industry financial outlook has increased.

Supply Chain Some of our suppliers have operations in Japan. We have not experienced any interruptions to aircraft production and delivery due to parts shortages or other impacts related to the Japanese earthquake. We are monitoring the situation closely.

Operating Results

(Dollars in millions)	Three months ended March 31
	2011	2010
Revenues	$7,118	$7,468
Earnings from operations	$509	$679
Operating margins	7.2%	9.1%

(Dollars in millions)	March 31 2011	December 31 2010
Contractual backlog	$260,858	$255,591
Unobligated backlog	2,436	49

Revenues

Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	March 31, 2011 vs. March 31, 2010
New airplane sales	$(553)
Commercial aviation services	205
Other	(2)

Total	$(350)

Revenues for the three months ended March 31, 2011 decreased by $350 million or 5% compared with the same period of 2010. This decrease in new airplane revenues is primarily due to lower deliveries on the 777 program reflecting the current production rate of 5 aircraft per month which compares with a production rate of 7 aircraft per month in last year’s quarter. The increase in revenues from commercial aviation services was driven by increased sales of spares.

Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

Program	737	747	767	777	Total
Deliveries during the first quarter of 2011	87		4	13	104
Deliveries during the first quarter of 2010	86		3	19	108
Cumulative deliveries as of 3/31/2011	3,593	1,418	998	923
Cumulative deliveries as of 12/31/2010	3,506	1,418	994	910

Earnings From Operations

Earnings from operations for the three months ended March 31, 2011 decreased by $170 million and operating margins decreased by 1.9 percentage points to 7.2% compared with the same period of 2010. This decrease was primarily due to lower new airplane deliveries which reduced 2011 earnings by $152 million. Higher research and development cost of $88 million, reflecting planned spending on our development programs was mostly offset by an increase in earnings from commercial aviation services.

Backlog

The increase in contractual backlog during the three months ended March 31, 2011 was due to orders in excess of revenues and changes in projected revenue escalation, partially reduced by cancellations of orders. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers. The increase in unobligated backlog represents Commercial Airplanes’ share of the USAF contract for the KC-46A Tanker.

Accounting Quantity

The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 3/31/2011	737	747	767	777	787
Program accounting quantities	5,600	1,524	1,048	1,200	*
Undelivered units under firm orders	2,162	109	53	286	835
Cumulative firm orders	5,755	1,527	1,051	1,209	835

	Program
As of 12/31/2010	737	747	767	777	787
Program accounting quantities	5,000	1,524	1,048	1,150	*
Undelivered units under firm orders	2,186	107	50	253	847
Cumulative firm orders	5,692	1,525	1,044	1,163	847

*	A final determination of the initial accounting quantity for the 787 program will be made in the quarter of first airplane delivery, targeted for the third quarter of 2011.

737 Program The accounting quantity for the 737 program increased by 600 units during the three months ended March 31, 2011 reflecting the current backlog and continued demand for delivery positions as well as previously announced production rate increases from 31.5 aircraft per month in 2011 to 35 aircraft per month in 2012 and 38 aircraft per month beginning in 2013.

747 Program There was no change to the accounting quantity for the 747 program during the three months ended March 31, 2011. Flight testing of the 747-8 Freighter continued with five test aircraft and we continue to expect certification and first delivery in the middle of 2011. We are currently producing 747-8 airplanes and until completion of our flight test program, there is risk that additional items may be identified that require further modifications or other changes to those aircraft we have produced. On March 19, 2010, we announced that we will accelerate, from mid-2013 to mid-2012, a planned production rate increase from 1.5 to 2 airplanes per month. First flight of the 747-8 Intercontinental passenger derivative occurred on March 20, 2011. Certification and first delivery of the Intercontinental is expected in the fourth quarter of 2011. Schedule and other risks inherent in the demanding flight test and certification phases of program development remain.

767 Program There was no change in the accounting quantity for the 767 program during the three months ended March 31, 2011.

777 Program The accounting quantity for the 777 program increased by 50 units during the three months ended March 31, 2011 due to the program’s normal progress of obtaining additional orders and delivering aircraft. We are continuing to work toward a planned production rate increase from 5 to 7 airplanes per month beginning in June 2011.

787 Program Flight testing continues with six flight test aircraft. A limited amount of testing is also being performed on two production-configured airplanes prior to first delivery. On January 18, 2011, we announced that the expected date of first delivery had been moved to the third quarter of 2011 due to the flight testing and certification delays.

A number of engineering and other design changes have been identified in conjunction with the flight test program that are being incorporated into our production system and on aircraft already completed. As we continue to produce 787 airplanes throughout the flight test program, there is risk that additional items will be identified requiring further modifications or other changes to airplanes we have already produced or are near completion.

We continue to monitor and address challenges associated with assembly of airplanes including management of our extended global supply chain, incorporation of design changes into aircraft in various stages of assembly, completion and integration of traveled work as well as weight and systems integration. For example, during 2010 we delayed some 787 component deliveries to reduce out–of-sequence work moving into final assembly at our Everett factory and improve supply chain efficiency.

We are working toward planned increases in 787 production rates as well as the timely introduction of the 787-9 derivative. Such efforts include the construction of a second assembly line in North Charleston, South Carolina and establishing transitional surge capacity at our Everett, Washington location. On July 1, 2010, we completed firm configuration of the 787-9 airplane and first delivery of that model is scheduled for late 2013.

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

During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. We believe that the other three 787 flight test aircraft are commercially saleable and we continue to include costs related to those airplanes in program inventory at March 31, 2011. If we determine that one or more of the other aircraft cannot be sold, we may incur additional charges.

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

Additional Considerations

The 787 and 747-8 programs highlight the risks inherent in new airplane programs and new derivative airplanes, particularly as the 787-8, 747-8 Freighter and the 747-8 Intercontinental continue the demanding flight test and certification phases of program development. Development also continues on the 787-9. Costs related to development of new programs and derivative airplanes are expensed as incurred. Costs to produce new aircraft are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As technical or quality issues arise, such as issues experienced on the 787 and 747-8 programs, we may experience schedule delays and higher costs to complete new programs and derivative aircraft. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. There are other factors that could also result in lower margins or a material charge if a program has or is determined to have reach-forward losses. These include: changes to the program accounting quantity, customer and model mix, production costs and rates, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Boeing Defense, Space & Security

Operating Results

(Dollars in millions)	Three months ended March 31
	2011	2010
Revenues	$7,617	$7,613
Earnings from operations	$671	$664
Operating margins	8.8%	8.7%

(Dollars in millions)	March 31 2011	December 31 2010
Contractual backlog	$49,873	$48,364
Unobligated backlog	15,849	16,822

Revenues

BDS revenues for the three months ended March 31, 2011 increased by $4 million compared with the same period in 2010. The increase was due to higher revenues in the BMA segment offset by lower revenues in the GS&S segment.

Earnings From Operations

BDS operating earnings for the three months ended March 31, 2011 increased $7 million and operating margins increased 0.1% to 8.8% compared with the same period in 2010. Higher earnings in the BMA segment more than offset lower earnings in the N&SS and GS&S segments.

Backlog

BDS total backlog increased 1% in 2011, from $65,186 million to $65,722 million, primarily due to BDS’s share of the USAF contract for the KC-46A Tanker and a contract award for P-8A low rate initial production. The increase was partially offset by current year deliveries and sales on multi-year contracts awarded in prior years.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Family of Beyond Line-of-Sight Terminals, BCTM, Ground-based Midcourse Defense (GMD), P-8A Poseidon and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of our fixed-price development programs include Airborne Early Warning and Control (AEW&C), P-8I, KC-46A Tanker, KC-767 International Tanker and commercial and military satellites.

Boeing Military Aircraft

Operating Results

(Dollars in millions)	Three months ended March 31
	2011	2010
Revenues	$3,392	$3,241
Earnings from operations	$369	$270
Operating margins	10.9%	8.3%

(Dollars in millions)	March 31 2011	December 31 2010
Contractual backlog	$26,510	$25,094
Unobligated backlog	7,905	8,297

Revenues

BMA revenues for the three months ended March 31, 2011 increased by $151 million or 5% compared with the same period in 2010, primarily due to higher deliveries.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Three months ended March 31
	2011	2010
F/A-18 Models	13	13
F-15E Eagle	4	3
C-17 Globemaster	3	3
CH-47 Chinook	7	2
KC-767 International Tanker	1
AH-64 Apache		4

Total new-build production aircraft	28	25

Earnings From Operations

BMA operating earnings for the three months ended March 31, 2011 increased by $99 million or 37% compared with the same period in 2010, primarily due to higher earnings on the Global Strike programs and lower research and development costs.

Backlog

BMA total backlog was $34,415 million at March 31, 2011, an increase of 3% from December 31, 2010, primarily due to BDS’s share of the USAF contract for the KC-46A Tanker and a contract award for P-8A low rate initial production. The increase was partially offset by current year deliveries and sales on multi-year contracts awarded in prior years.

Additional Considerations

AEW&C The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Four Wedgetail aircraft were delivered to Australia with initial customer acceptance in 2010 and the final two Wedgetail aircraft are scheduled for delivery in 2011 with initial customer acceptance in 2011. Final customer acceptance for all six Wedgetail aircraft is scheduled to be completed during the first quarter of 2012. In January 2011, the Peace Eagle program began the formal test phase. The Peace Eye program entered its formal test phase in April 2011. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed either of which could result in lower margins or additional material charges.

KC-767 International Tanker We delivered the first of four aircraft to the Italian Air Force in December 2010 and the second in March 2011. We believe the revenue and cost estimates incorporated in the financial statements are appropriate, however, the technical complexity of the program creates financial risk as additional completion and development costs may be necessary or remaining scheduled delivery dates could be delayed either of which could result in additional material changes.

C-17 and F-15 See the discussion of the C-17 and F-15 programs in Note 8 to our Condensed Consolidated Financial Statements.

Network & Space Systems

Operating Results

(Dollars in millions)	Three months ended March 31
	2011	2010
Revenues	$2,349	$2,323
Earnings from operations	$143	$174
Operating margins	6.1%	7.5%

(Dollars in millions)	March 31 2011	December 31 2010
Contractual backlog	$9,479	$9,586
Unobligated backlog	7,719	8,435

Revenues

N&SS revenues for the three months ended March 31, 2011 increased by $26 million or 1% compared with the same period in 2010. The increase is due to sales of Delta inventory to United Launch Alliance (ULA) offset by lower revenues on several satellite programs.

Earnings From Operations

N&SS operating earnings for the three months ended March 31, 2011 decreased by $31 million or 18% compared with the same period in 2010. The decrease in earnings is primarily due to lower earnings on several satellite programs.

Backlog

N&SS total backlog was $17,198 million at March 31, 2011 a decrease of 5% from December 31, 2010 primarily due to revenues recognized on multi-year contracts awarded in prior years including the BCTM and GMD programs.

Additional Considerations

United Launch Alliance On December 1, 2006, we and Lockheed Martin Corporation (Lockheed) created a 50/50 joint venture named United Launch Alliance L.L.C. ULA combines the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. See the discussion of Indemnifications to ULA and Financing Commitments in Note 8 and 9 of our Condensed Consolidated Financial Statements.

Sea Launch See the discussion of the Sea Launch receivables in Note 7 to our Condensed Consolidated Financial Statements.

Satellites See the discussions of Boeing Satellite Systems International, Inc. in Note 14 to our Condensed Consolidated Financial Statements.

Global Services & Support

Operating Results

(Dollars in millions)	Three months ended March 31
	2011	2010
Revenues	$1,876	$2,049
Earnings from operations	$159	$220
Operating margins	8.5%	10.7%

(Dollars in millions)	March 31 2011	December 31 2010
Contractual backlog	$13,884	$13,684
Unobligated backlog	225	90

Revenues

GS&S revenues for the three months ended March 31, 2011 decreased by $173 million or 8% compared with the same period in 2010. The decrease was primarily due to the conclusion of our KC-10 support program in 2010 and lower volume in several Integrated Logistics and Training Systems & Services programs.

Earnings From Operations

GS&S operating earnings for the three months ended March 31, 2011 decreased $61 million compared with the same period in 2010 due to lower segment revenues and unfavorable performance adjustments on Maintenance, Modifications and Upgrades programs.

Backlog

GS&S total backlog was $14,109 million at March 31, 2011, an increase of 2% from December 31, 2010, primarily due to a contract award for P-8A support and training.

Boeing Capital Corporation

Operating Results

(Dollars in millions)	Three months ended March 31
	2011	2010
Revenues	$143	$162
Earnings from operations	$52	$46
Operating margins	36%	28%

Revenues

Boeing Capital Corporation (BCC) segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the three months ended March 31, 2011, decreased $19 million compared with the same period in 2010 primarily due to lower interest income on notes receivable resulting from a lower weighted average notes receivable balance and lower operating lease income from a smaller portfolio of equipment under operating leases.

Earnings From Operations

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the three months ended March 31, 2011 increased by $6 million compared with the same period in 2010 primarily due to lower interest expense, lower depreciation expense and a recovery of losses partially offset by lower revenues.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2011	December 31 2010
BCC customer financing and investment portfolio	$4,540	$4,694
Valuation allowance as a % of total receivables	3.7%	3.8%
Debt	$2,649	$3,446
Debt-to-equity ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at March 31, 2011 decreased from December 31, 2010 due to normal portfolio run-off and asset sales. At March 31, 2011 and December 31, 2010, BCC had $556 million and $583 million of assets that were held for sale or re-lease, of which $8 million and $28 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $248 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and approximately $161 million of such aircraft had either executed term sheets with deposits or firm contracts at March 31, 2011.

BCC enters into certain transactions with the Other segment in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with BCC. As of March 31, 2011, BCC has not reached agreement on any restructuring requests that would have a material adverse effect on its earnings, cash flows and/or financial position.

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

Other Segment

(Dollars in millions)	Three months ended March 31
	2011	2010
Revenues	$36	$36
Loss from operations	(22)	(50)

Other segment losses for three months ended March 31, 2011 decreased by $28 million compared with the same period in 2010 primarily due to lower expenses recognized in the Other segment relating to environmental remediation.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2011	2010
Net earnings	$586	$519
Non-cash items	524	529
Changes in working capital	(2,063)	(1,333)

Net cash used by operating activities	(953)	(285)
Net cash provided/(used) by investing activities	2,707	(4,041)
Net cash used by financing activities	(1,468)	(347)
Effect of exchange rate changes on cash and cash equivalents	25	(25)

Net increase/(decrease) in cash and cash equivalents	311	(4,698)
Cash and cash equivalents at beginning of year	5,359	9,215

Cash and cash equivalents at end of period	$5,670	$4,517

Operating Activities Net cash used by operating activities of $953 million during the three months ended March 31, 2011 increased by $668 million compared with the same period in 2010 primarily due to the continued growth in inventory as we prepare for first deliveries and production ramp up of the 787 and 747-8 airplanes.

Investing Activities Cash provided by investing activities totaled $2,707 million during the three months ended March 31, 2011 compared with $4,041 million used during the same period in 2010, largely due to changes in investments which primarily consist of time deposits. Net proceeds from investments were $3,057 million in 2011 compared with net contributions to investments of $3,834 million in 2010. We expect capital spending in 2011 to be higher than 2010 due to the ongoing construction of a 787 final assembly line in North Charleston, South Carolina, investment to support commercial airplane production rate increases and ongoing capital improvements.

Financing Activities Cash used by financing activities totaled $1,468 million during the three months ended March 31, 2011 compared with $347 million used during the three months ended March 31, 2010.

During the three months ended March 31, 2011, we repaid $812 million of debt, including scheduled repayments of $786 million of debt held at BCC. The recorded balance of debt as of March 31, 2011 was $11,689 million, of which $966 million was classified as short-term. This includes $2,649 million of debt recorded at BCC, of which $789 million was classified as short-term.

During the three months ended March 31, 2011, we did not repurchase any shares through our open market share repurchase program and had 226,439 shares transferred to us from employees for tax withholding.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of March 31, 2011, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $4,376 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings.

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

As of March 31, 2011, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 9 to our Condensed Consolidated Financial Statements.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 14 to our Condensed Consolidated Financial Statements, including our contesting the default termination of the A-12 aircraft, certain employment and benefits litigation, litigation/arbitration involving BSSI programs and civil securities litigation relating to disclosures concerning the 787 program.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $712 million at March 31, 2011. For additional information, see Note 8 to our Condensed Consolidated Financial Statements.

Income Taxes We have recorded a net liability of $1,195 million at March 31, 2011 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2010.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 14 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December  31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended March 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
1/1/2011 thru 1/31/2011	220,049	$66.15		$3,610
2/1/2011 thru 2/28/2011	3,513	70.87		3,610
3/1/2011 thru 3/31/2011	5,074	74.46		3,610

Total	228,636	$66.41

(1)

We purchased an aggregate of 226,439 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. In addition, we purchased an aggregate of 2,197 shares in swap transactions.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Exhibits

(10)	The Boeing Company 2003 Incentive Stock Plan, as amended and restated effective February 21, 2011.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31)(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 27, 2011	/S/ GREGORY D. SMITH
(Date)	Gregory D. Smith
Vice President of Finance
& Corporate Controller
(Duly Authorized Officer and Chief Accounting Officer)