Form 10-Q
period 2011-06-30
BOEING CO
filed 2011-07-27
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 20, 2011, there were 741,091,503 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2011

Part I. Financial Information

Item  1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Sales of products	$25,534	$24,940	$13,640	$12,624
Sales of services	5,919	5,849	2,903	2,949

Total revenues	31,453	30,789	16,543	15,573

Cost of products	(20,329)	(19,937)	(10,823)	(10,115)
Cost of services	(4,858)	(4,665)	(2,348)	(2,384)
Boeing Capital Corporation interest expense	(62)	(82)	(29)	(41)

Total costs and expenses	(25,249)	(24,684)	(13,200)	(12,540)

	6,204	6,105	3,343	3,033
Income from operating investments, net	150	113	88	54
General and administrative expense	(1,736)	(1,731)	(870)	(778)
Research and development expense, net	(2,104)	(2,001)	(1,047)	(1,001)
Gain/(loss) on dispositions, net	20	(5)	20	(1)

Earnings from operations	2,534	2,481	1,534	1,307
Other income, net	27	33	14	35
Interest and debt expense	(253)	(254)	(123)	(132)

Earnings before income taxes	2,308	2,260	1,425	1,210
Income tax expense	(778)	(952)	(483)	(421)

Net earnings from continuing operations	1,530	1,308	942	789
Net loss on disposal of discontinued operations, net of taxes of $1, $1, $0 and $1	(3)	(2)	(1)	(2)

Net earnings	$1,527	$1,306	$941	$787

Basic earnings per share from continuing operations	$2.06	$1.78	$1.27	$1.07
Net loss on disposal of discontinued operations, net of taxes

Basic earnings per share	$2.06	$1.78	$1.27	$1.07

Diluted earnings per share from continuing operations	$2.04	$1.76	$1.25	$1.06
Net loss on disposal of discontinued operations, net of taxes

Diluted earnings per share	$2.04	$1.76	$1.25	$1.06

Cash dividends paid per share	$0.84	$0.84	$0.42	$0.42

Weighted average diluted shares (millions)	750.8	741.9	752.6	742.9

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	June 30 2011	December 31 2010
Assets
Cash and cash equivalents	$5,050	$5,359
Short-term and other investments	3,752	5,158
Accounts receivable, net	6,162	5,422
Current portion of customer financing, net	260	285
Deferred income taxes	35	31
Inventories, net of advances and progress billings	29,094	24,317

Total current assets	44,353	40,572
Customer financing, net	4,217	4,395
Property, plant and equipment, net of accumulated depreciation of $13,570 and $13,322	9,044	8,931
Goodwill	4,949	4,937
Acquired intangible assets, net	3,141	2,979
Deferred income taxes	3,697	4,031
Investments	1,117	1,111
Pension plan assets, net	5	6
Other assets, net of accumulated amortization of $659 and $630	1,596	1,603

Total assets	$72,119	$68,565

Liabilities and equity
Accounts payable	$8,262	$7,715
Accrued liabilities	13,570	13,802
Advances and billings in excess of related costs	12,948	12,323
Deferred income taxes and income taxes payable	1,286	607
Short-term debt and current portion of long-term debt	1,304	948

Total current liabilities	37,370	35,395
Accrued retiree health care	8,036	8,025
Accrued pension plan liability, net	10,155	9,800
Non-current income taxes payable	383	418
Other long-term liabilities	1,027	592
Long-term debt	10,324	11,473
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	3,945	3,866
Treasury stock, at cost – 271,689,849 and 277,002,059 shares	(16,859)	(17,187)
Retained earnings	25,681	24,784
Accumulated other comprehensive loss	(13,095)	(13,758)

Total shareholders’ equity	4,733	2,766
Noncontrolling interest	91	96

Total equity	4,824	2,862

Total liabilities and equity	$72,119	$68,565

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Six months ended June 30
	2011	2010
Cash flows – operating activities:
Net earnings	$1,527	$1,306
Adjustments to reconcile net earnings to net cash provided/(used) by operating activities:
Non-cash items –
Share-based plans expense	96	130
Depreciation	710	743
Amortization of acquired intangible assets	99	111
Amortization of debt discount/premium and issuance costs	7	10
Investment/asset impairment charges, net	16	20
Customer financing valuation provision	(65)	5
Loss on disposal of discontinued operations	4	3
(Gain)/loss on dispositions, net	(20)	5
Other charges and credits, net	223	45
Excess tax benefits from share-based payment arrangements	(32)	(15)
Changes in assets and liabilities –
Accounts receivable	(747)	(827)
Inventories, net of advances and progress billings	(4,889)	(3,425)
Accounts payable	1,134	(129)
Accrued liabilities	(268)	266
Advances and billings in excess of related costs	626	(66)
Income taxes receivable, payable and deferred	685	760
Other long-term liabilities	54	255
Pension and other postretirement plans	1,199	705
Customer financing, net	210	279
Other	74	(200)

Net cash provided/(used) by operating activities	643	(19)

Cash flows – investing activities:
Property, plant and equipment additions	(762)	(443)
Property, plant and equipment reductions	19	22
Acquisitions, net of cash acquired	(16)	(24)
Contributions to investments	(4,454)	(7,101)
Proceeds from investments	5,902	3,557
Reimbursement of Sea Launch guarantee payments		40
Receipt of economic development program funds	69	57

Net cash provided/(used) by investing activities	758	(3,892)

Cash flows – financing activities:
New borrowings	36	26
Debt repayments	(851)	(88)
Repayments of distribution rights financing	(406)	(137)
Stock options exercised, other	80	61
Excess tax benefits from share-based payment arrangements	32	15
Employee taxes on certain share-based payment arrangements	(18)	(18)
Dividends paid	(620)	(637)

Net cash used by financing activities	(1,747)	(778)

Effect of exchange rate changes on cash and cash equivalents	37	(58)

Net decrease in cash and cash equivalents	(309)	(4,747)
Cash and cash equivalents at beginning of year	5,359	9,215

Cash and cash equivalents at end of period	$5,050	$4,468

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Equity

(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share- Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2010	$5,061	$3,724	($15,911)	($1,615)	$22,746	($11,877)	$97	$2,225

Net earnings					1,306			1,306
Unrealized loss on derivative instruments, net of tax of $35						(61)		(61)
Unrealized loss on certain investments, net of tax of $1						(4)		(4)
Reclassification adjustment for gains realized in net earnings, net of tax of $3						(5)		(5)
Currency translation adjustment						(140)		(140)
Postretirement liability adjustment, net of tax of $(205)						343		343

Comprehensive income								1,439

Share-based compensation and related dividend equivalents		131			(3)			128
ShareValue Trust activity		284		(284)
Excess tax pools		(234)						(234)
Treasury shares issued for stock options exercised, net		(36)	97					61
Treasury shares issued for other share-based plans, net		(50)	39					(11)
Treasury shares issued for 401(k) contribution		13	193					206
Cash dividends declared ($0.84 per share)					(640)			(640)
Changes in noncontrolling interest							(1)	(1)

Balance June 30, 2010	$5,061	$3,832	($15,582)	($1,899)	$23,409	($11,744)	$96	$3,173

Balance January 1, 2011	$5,061	$3,866	($17,187)		$24,784	($13,758)	$96	$2,862

Net earnings					1,527		(5)	1,522
Unrealized gain on derivative instruments, net of tax of $(26)						45		45
Unrealized loss on certain investments, net of tax of $1						(2)		(2)
Reclassification adjustment for losses realized in net earnings, net of tax						(1)		(1)
Currency translation adjustment						99		99
Postretirement liability adjustment, net of tax of $(303)						522		522

Comprehensive income								2,185

Share-based compensation and related dividend equivalents		102			(8)			94
Excess tax pools		17						17
Treasury shares issued for stock options exercised, net		(28)	110					82
Treasury shares issued for other share-based plans, net		(44)	34					(10)
Treasury shares issued for 401(k) contribution		32	184					216
Cash dividends declared ($.84 per share)					(622)			(622)

Balance June 30, 2011	$5,061	$3,945	($16,859)		$25,681	($13,095)	$91	$4,824

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Revenues:
Commercial Airplanes	$15,961	$14,901	$8,843	$7,433
Boeing Defense, Space & Security:
Boeing Military Aircraft	7,034	6,821	3,642	3,580
Network & Space Systems	4,430	4,677	2,081	2,354
Global Services & Support	3,841	4,098	1,965	2,049

Total Boeing Defense, Space & Security	15,305	15,596	7,688	7,983
Boeing Capital Corporation	290	324	147	162
Other segment	74	80	38	44
Unallocated items and eliminations	(177)	(112)	(173)	(49)

Total revenues	$31,453	$30,789	$16,543	$15,573

Earnings from operations:
Commercial Airplanes	$1,429	$1,362	$920	$683
Boeing Defense, Space & Security:
Boeing Military Aircraft	755	623	386	353
Network & Space Systems	341	341	198	167
Global Services & Support	373	411	214	191

Total Boeing Defense, Space & Security	1,469	1,375	798	711
Boeing Capital Corporation	114	101	62	55
Other segment	(80)	(122)	(58)	(72)
Unallocated items and eliminations	(398)	(235)	(188)	(70)

Earnings from operations	2,534	2,481	1,534	1,307
Other income, net	27	33	14	35
Interest and debt expense	(253)	(254)	(123)	(132)

Earnings before income taxes	2,308	2,260	1,425	1,210
Income tax expense	(778)	(952)	(483)	(421)

Net earnings from continuing operations	1,530	1,308	942	789
Net loss on disposal of discontinued operations, net of taxes of $1, $1, $0 and $1	(3)	(2)	(1)	(2)

Net earnings	$1,527	$1,306	$941	$787

Research and development expense, net:
Commercial Airplanes	$1,558	$1,391	$771	$693
Boeing Defense, Space & Security:
Boeing Military Aircraft	250	320	125	158
Network & Space Systems	211	221	107	115
Global Services & Support	62	69	30	35

Total Boeing Defense, Space & Security	523	610	262	308
Other segment	23		14

Total research and development expense, net	$2,104	$2,001	$1,047	$1,001

This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 15 for further business segment data.

The Boeing Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2010 Annual Report on Form 10-K.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Weighted average shares outstanding	741.7	732.6	743.0	734.1
Participating securities	2.5	3.4	2.5	3.1

Basic weighted average shares outstanding	744.2	736.0	745.5	737.2
Dilutive potential common shares	6.6	5.9	7.1	5.7

Diluted weighted average shares outstanding	750.8	741.9	752.6	742.9

Basic earnings per share is calculated by the sum of (1) net earnings less declared dividends and dividend equivalents related to share-based compensation divided by the basic weighted average shares outstanding and (2) declared dividends and dividend equivalents related to share-based compensation divided by the weighted average shares outstanding.

The weighted average number of shares outstanding included in the following table were excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Stock options	19.4	19.1	15.7	20.7
Performance Awards	4.1	3.4	4.1	3.4

Note 3 – Income Taxes

The effective tax rates were 33.7% and 33.9% for the six and three months ended June 30, 2011 and 42.1% and 34.8% for the same periods in the prior year. The decrease in the effective tax rate for the six months as compared with the prior year was primarily due to an income tax charge of $150 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. The decrease in the effective tax rate was also due to U.S. research and development tax credit benefits that exist in 2011, but did not exist in the first half of 2010. In December 2010, the research and development tax credit was retroactively renewed for 2010 and extended through December 31, 2011.

The 2007-2008 tax years are currently being examined by the Internal Revenue Service (IRS), and we have filed appeals with the IRS for the 2004-2006 tax years. We are also subject to examination in major state and international jurisdictions for the 2001-2010 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve some or all of the matters presently under consideration for the 2004-2006 tax years with the IRS. Based on current estimates, unrecognized tax benefits for the 2004-2006 tax years could increase earnings by up to $325.

Note 4 – Inventories

Inventories consisted of the following:

	June 30 2011	December 31 2010
Long-term contracts in progress	$14,760	$14,400
Commercial aircraft programs	32,592	26,550
Commercial spare parts, used aircraft, general stock materials and other	6,356	5,788

Inventory before advances and progress billings	53,708	46,738
Less advances and progress billings	(24,614)	(22,421)

Total	$29,094	$24,317

Long-Term Contracts in Progress

Long-term contracts in progress included Delta launch program inventory that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At June 30, 2011 and December 31, 2010, the inventory balance was $1,145 and $1,385. At June 30, 2011, $912 of this inventory related to yet unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $70. See Note 9.

Inventory balances included $236 subject to claims or other uncertainties relating to the A-12 program as of June 30, 2011 and December 31, 2010. See Note 14.

Capitalized precontract costs of $911 and $527 at June 30, 2011 and December 31, 2010, are included in inventories.

Commercial Aircraft Programs

As of June 30, 2011 and December 31, 2010 commercial aircraft programs inventory included the following amounts related to the 787 program: $12,684 and $9,461 of work in process (including deferred production costs), $1,852 and $1,956 of supplier advances, and $1,677 and $1,447 of tooling and other non-recurring costs.

Commercial aircraft programs inventory included $235 and $319 of deferred production costs, and $156 and $170 of unamortized tooling for the 777 program, at June 30, 2011 and December 31, 2010.

Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,522 and $1,970 at June 30, 2011 and December 31, 2010.

Note 5 – Customer Financing

Customer financing consisted of the following:

	June 30 2011	December 31 2010
Financing receivables:
Investment in sales-type/finance leases	$2,096	$2,272
Notes	550	480
Operating lease equipment, at cost, less accumulated depreciation of $738 and $847	2,101	2,281

Gross customer financing	4,747	5,033
Less allowance for losses on receivables	(270)	(353)

Total	$4,477	$4,680

Three primary factors influencing the level of our allowance for losses on customer financing receivables are customer credit ratings, default rates and collateral values. A significant portion of our portfolio is also concentrated among a few individual customers and as such the credit rating of those customers can have a significant influence on the level of the allowance. We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon public information and information obtained directly from our customers. We utilize these credit ratings as one of the factors in assessing the adequacy of our allowance for losses on receivables. Our rating categories are comparable to those used by the major credit rating agencies.

The following table details our receivable balances by the internal credit rating category which was used as a factor in determining our allowance for losses on receivables.

Rating categories	June 30 2011	December 31 2010
BBB	$128
BB	65
B	111	207
CCC+	1,245
CCC	1,000	2,432
Other	97	113

Total carrying value of financing receivables	$2,646	2,752

At June 30, 2011, our allowance primarily related to customers with ratings of B, CCC+ and CCC in the table above, and we applied default rates that averaged 4.7%, 42.2% and 48.7% to receivables from these customers. On May 2, 2011, Southwest Airlines Co. (Southwest) completed its acquisition of AirTran Holdings, Inc. and AirTran Holdings, Inc. became a wholly owned subsidiary of Southwest. At June 30, 2011, the internal rating category of CCC+ is assigned to the receivables with AirTran Holdings LLC (AirTran), the successor to AirTran Holdings Inc., for the purpose of assigning default rates discussed above.

Declines in collateral values are a significant driver of our allowance for losses. Generally, out-of-production aircraft have had greater percentages of collateral value declines than in-production aircraft. Our portfolio consists primarily of financing receivables for out-of-production aircraft. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our customer financing portfolio has a concentration of various model aircraft. Customer financing carrying values related to major aircraft concentrations were as follows:

	June 30 2011	December 31 2010
717 Aircraft ($496 and $561 accounted for as operating leases)(1)	$1,975	$2,070
757 Aircraft ($478 and $629 accounted for as operating leases)(1)	677	720
737 Aircraft ($280 and $317 accounted for as operating leases)	330	366
767 Aircraft ($109 and $115 accounted for as operating leases)	339	372
MD-11 Aircraft ($315 and $327 accounted for as operating leases)(1)	315	327

(1)	Out-of-production aircraft

Note 6 – Investments

Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2011	December 31 2010
Time deposits	$3,654	$5,100
Pledged money market funds(1)	56	57
Available-for-sale investments	9	15
Equity method investments	1,075	1,072
Restricted Cash(2)	40
Other investments	35	25

Total	$4,869	$6,269

(1)

Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

(2)	Restricted to pay group term life insurance premiums for certain employees on long-term disability.

Note 7 – Other Assets

Sea Launch

At June 30, 2011 and December 31, 2010, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.

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

Note 8 – Commitments and Contingencies

Financing Commitments

Financing commitments totaled $14,254 and $9,865 as of July 22, 2011 and December 31, 2010. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. However, there can be no assurances that we will not be required to fund greater amounts than historically required.

Standby Letters of Credit and Surety Bonds

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $7,233 and $7,599 as of June 30, 2011 and December 31, 2010.

Commercial Aircraft Commitments

In conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. The total contractual trade-in value was $295 as of June 30, 2011 and December 31, 2010. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is continually assessed, taking into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The fair value of trade-in aircraft related to probable contractual trade-in commitments was $27 and $30 as of June 30, 2011 and December 31, 2010. Trade-in commitment agreements have expiration dates from 2011 through 2023.

Commitments to ULA

In connection with the formation of ULA, we and Lockheed Martin Corporation (Lockheed) each committed to provide up to $200 to support ULA’s working capital requirements through December 1, 2011. ULA did not request any funds under the commitment as of June 30, 2011. We and Lockheed have also each committed to provide ULA with up to $304 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4.

Product Warranties

The following table summarizes product warranty activity recorded during the six months ended June 30, 2011 and 2010.

	2011	2010
Beginning balance – January 1	$1,076	$999
Additions for current year deliveries	69	68
Reductions for payments made	(123)	(118)
Changes in estimates	8	109

Ending balance – June 30	$1,030	$1,058

Environmental

The following table summarizes environmental remediation activity recorded during the six months ended June 30, 2011 and 2010:

	2011	2010
Beginning balance – January 1	$721	$706
Reductions for payments made	(32)	(28)
Changes in estimates	99	81

Ending balance – June 30	$788	$759

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and the discovery of additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. At June 30, 2011 and December 31, 2010, our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $997 and $957.

C-17

At June 30, 2011, our backlog included 6 C-17 aircraft currently under contract with the U.S. Air Force (USAF) as well as international orders for 5 C-17 aircraft. We believe that 18 additional orders beyond the 11 in backlog are probable. Probable orders include 13 aircraft for international orders and 5 aircraft for the USAF funded in Fiscal Year 2010 Defense Appropriations Act which are not currently under contract. At June 30, 2011, we had approximately $630 of inventory expenditures and potential termination liabilities to suppliers associated with probable orders. The Fiscal Year 2011 Appropriations Budget and the President’s Fiscal Year 2012 budget request did not include any additional C-17 aircraft. We continued to work towards the planned production rate decrease from 15 per year to 10 per year and we expect the transition to be complete in third quarter 2011. The associated reduction in headcount resulted in pension curtailment charges of $34 in the first quarter of 2011. Should additional orders not materialize, it is reasonably possible that we will decide in 2012 to end production of the C-17 at a future date. We are still evaluating the full financial impact of a potential production shut-down, including additional pension curtailment charges, and any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract with the USAF.

F-15

At June 30, 2011, we had approximately $1,335 of inventory expenditures and potential termination liabilities to suppliers related to probable international orders. Should these orders not materialize, we could incur losses to write off inventory and settle termination liabilities.

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

Commercial Airplane Development Programs

Significant risks are inherent throughout the development of new commercial airplanes and new commercial airplane derivatives. Currently the 787-8, 747-8 Freighter and 747-8 Intercontinental are completing the demanding flight test and certification stages of program development. The 787-9 is also in development. These programs require substantial investments and research and development as well as investments in working capital and infrastructure. They also entail significant commitments to customers and suppliers and require substantial internal resources. Performance issues on these programs could have a material adverse impact on our consolidated results and financial position during the next 12 months.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
	June 30 2011	December 31 2010	June 30 2011	December 31 2010	June 30 2011	December 31 2010
Contingent repurchase commitments	$3,361	$3,782	$3,361	$3,759	$7	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	215	187
Contract pricing	261	261			7	7
Other Delta contracts	142	83			13	16
Other indemnifications	224	232			78	82
Credit guarantees	19	71	12	63	2	6
Residual value guarantees	29	29	21	21	6	6

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

Indemnifications to ULA We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,209 of inventory that was contributed by us. ULA has made advance payments of $660 to us and we have recorded revenues and cost of sales of $374 under the inventory supply agreement through June 30, 2011.

In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of costs that are partially indemnified by us are not recoverable under government contracts. ULA and Boeing believe these costs are recoverable and as such intend to challenge DCMA’s determination. If, contrary to our belief, it is determined that some or all of these costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments of up to $226.

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. The USAF did not exercise an option for a fourth mission prior to the expiration. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $282 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $21 for our portion of additional contract losses incurred by ULA.

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

Note 10 – Postretirement Plans

The components of net periodic benefit cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2011	2010	2011	2010
Service cost	$702	$587	$350	$293
Interest cost	1,559	1,501	780	750
Expected return on plan assets	(1,870)	(1,924)	(935)	(962)
Amortization of prior service costs	121	124	59	62
Recognized net actuarial loss	628	388	314	194
Settlement and curtailment loss	55	11	11	5

Net periodic benefit cost	$1,195	$687	$579	$342

Net periodic benefit cost included in Earnings from operations	$915	$567	$389	$283

	Six months ended June 30		Three months ended June 30
Other Postretirement Benefit Plans	2011	2010	2011	2010
Service cost	$72	$60	$36	$30
Interest cost	206	202	103	101
Expected return on plan assets	(2)	(3)	(1)	(2)
Amortization of prior service costs	(48)	(39)	(24)	(19)
Recognized net actuarial loss	66	28	33	14
Settlement and curtailment loss		32		32

Net periodic benefit cost	$294	$280	$147	$156

Net periodic benefit cost included in Earnings from operations	$280	$252	$118	$129

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of the reporting period.

During the six months ended June 30, 2011 and 2010, we made discretionary pension contributions of $0 and $4. During the six months ended June 30, 2011 and 2010, we made contributions to our other postretirement benefit plans of $8 and $8.

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

Performance Awards

On February 22, 2011, we granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2013. The minimum payout amount is $0 and the maximum amount we could be required to pay out is $267.

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

Notional Amounts and Fair Values

The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	June 30 2011	December 31 2010	June 30 2011	December 31 2010	June 30 2011	December 31 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,873	$2,001	$289	$266	$(6)	$(15)
Interest rate contracts	388	875	19	24
Commodity contracts	119	144			(113)	(113)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	681	646	16	8	(59)	(58)

Total derivatives	$3,061	$3,666	324	298	(178)	(186)
Netting arrangements			(64)	(71)	64	71

Net recorded balance			$260	$227	$(114)	$(115)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on other comprehensive loss and Net earnings were as follows:

	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts	$59	$(36)	$23	$(46)
Commodity contracts	(14)	(24)	(5)	(5)
Undesignated derivatives recognized in Other income/(expense), net:
Foreign exchange contracts	11	(22)	(3)	(8)

Based on our portfolio of cash flow hedges, we expect to reclassify gains of $49 (pre-tax) during the next 12 months. Ineffectiveness related to our hedges was insignificant for the six and three months ended June 30, 2011 and 2010.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility, expiring November 2012. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2011 was $48. At June 30, 2011, there was no collateral posted related to our derivatives.

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

	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$942	$942			$3,337	$3,337
Available-for-sale investments	9	5		$4	15	10		$5
Derivatives	260		$260		227		227

Total assets	$1,211	$947	$260	$4	$3,579	$3,347	$227	$5

Liabilities
Other Liabilities
Derivatives	$(114)		$(114)		$(115)		$(115)

Total liabilities	$(114)		$(114)		$(115)		$(115)

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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the six months ended June 30, and the carrying value and asset classification of the related assets still held as of June 30:

	2011		2010
	Carrying Value	Total Losses	Carrying Value	Total Losses
Operating lease equipment	$39	$(15)	$75	$(15)
Acquired intangible asset	8	(1)
Property, plant and equipment				(4)

Total	$47	$(16)	$75	$(19)

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

Fair Value Disclosures

The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis. The carrying amounts and estimated fair values consisted of the following:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable	$6,162	$6,047	$5,422	$5,283
Notes receivable	556	597	480	501
Liabilities
Debt, excluding capital lease obligations	(11,389)	(12,834)	(12,234)	(13,525)
Accounts payable	(8,262)	(8,254)	(7,715)	(7,704)
Residual value and credit guarantees	(8)	(9)	(12)	(11)
Contingent repurchase commitments	(7)	(6)	(7)	(84)

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

A-12 Litigation

In 1991, the Department of the Navy (the Navy) notified McDonnell Douglas Corporation (now merged into The Boeing Company) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2011, inventories included approximately $586 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to the trial court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. On December 29, 2009, the Navy sent letters to the Team requesting payment of $1,352 in unliquidated progress payments, plus applicable interest. On February 19, 2010, the Navy sent a letter confirming that it would not pursue payment from the Team pending the U.S. Supreme Court’s review of this matter. On May 23, 2011, the U.S. Supreme Court vacated the decision of the Court of Appeals upholding the default termination, and remanded the case to the Court of Appeals. On July 7, 2011, the Court of Appeals remanded the case to the trial court for additional factual determinations.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2011. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If, upon remand, the Court of Appeals holds, contrary to our belief, that the government was not obligated to share its superior knowledge and determines that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $236 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,545). In that event, our loss would total approximately $1,720 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,169, including interest from June 26, 1991.

Employment, Labor and Benefits Litigation

We have been named as a defendant in two pending class action lawsuits filed in the U.S. District Court for the District of Kansas, each related to the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit). The first action involves allegations that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated the Employee Retirement Income Security Act

(ERISA), violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. During the second quarter of 2010, the court granted summary judgment in favor of Boeing and Spirit on all class action claims. The plaintiffs then filed a motion seeking reconsideration of the summary judgment decision and the court denied that motion on March 28, 2011. On April 8, 2011, plaintiffs sought final certification of the class claims to permit an immediate appeal of those claims.

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

On April 20, 2011, the National Labor Relations Board (NLRB) issued a complaint claiming that our decision to build an airplane final assembly plant in Charleston, South Carolina was made in retaliation for strikes conducted by the International Association of Machinists in Washington State. The complaint seeks to force Boeing to place the second 787 line in the Puget Sound area instead of South Carolina. We believe that the allegations in the complaint are without merit and that the legal theory advanced is contrary to settled precedent. Boeing intends to vigorously contest the claim. A hearing before an Administrative Law Judge of the NLRB began on June 14, 2011 and is ongoing.

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

On February 26, 2009 the trial court granted in part and denied in part post-trial motions we filed seeking to set aside the verdict. As a result, on March 3, 2009, the court entered an amended judgment for ICO in the amount of $604, which included $371 in compensatory damages, $207 in punitive damages and $26 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest) from January 2, 2009. As of June 30, 2011, the amount of post-judgment interest totaled $151.

We filed a notice of appeal and ICO filed a notice of cross-appeal in March 2009. As of November 1, 2010, the appeals were fully briefed. No date has been set by the court for argument. We believe that we have substantial arguments on appeal, which we intend to pursue vigorously.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers initially sought over $385 in damages and $10 in lost profits, but revised their demand to $263. BSSI has asserted a counterclaim against Telesat for $6 in unpaid performance incentive payments plus late charges. BSSI also asserted a $180 contingent counterclaim on the theory that any ultimate award to reimburse the insurers for their payments to Telesat could only result from Telesat’s breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand. The arbitration was stayed pending an application by Telesat to the Ontario Superior Court on a preliminary issue. On July 16, 2010, the court denied Telesat’s request to exclude certain evidence, but granted its alternative request to remove the Chairperson from the arbitration panel. A new Chairperson was appointed on August 19, 2010, and the stay has been lifted. The arbitration hearing has been rescheduled for April 16, 2012.

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

Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Commercial Airplanes	$368	$210	$179	$112
Boeing Capital Corporation	34	33	18	17

Total	$402	$243	$197	$129

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

	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Share-based plans	$(44)	$(90)	$(22)	$(43)
Deferred compensation	(60)	(37)	(10)	44
Pension	(158)	43	(63)	22
Postretirement	(33)	(24)	(14)	(13)
Capitalized interest	(31)	(28)	(16)	(18)
Eliminations and other	(72)	(99)	(63)	(62)

Total	$(398)	$(235)	$(188)	$(70)

Segment assets and liabilities are summarized in the following tables.

Assets
	June 30 2011	December 31 2010
Commercial Airplanes	$33,379	$28,341
Boeing Defense, Space & Security:
Boeing Military Aircraft	7,335	6,725
Network & Space Systems	7,258	7,456
Global Services & Support	3,819	3,691

Total Boeing Defense, Space & Security	18,412	17,872
Boeing Capital Corporation	4,750	5,561
Other segment	744	779
Unallocated items and eliminations	14,834	16,012

Total	$72,119	$68,565

Liabilities

	June 30 2011	December 31 2010
Commercial Airplanes	$21,018	$19,663
Boeing Defense, Space & Security:
Boeing Military Aircraft	3,534	4,028
Network & Space Systems	1,038	953
Global Services & Support	1,505	1,579

Total Boeing Defense, Space & Security	6,077	6,560
Boeing Capital Corporation	3,012	3,861
Other segment	898	937
Unallocated items and eliminations	36,290	34,682

Total	$67,295	$65,703

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2011, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

July 27, 2011

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

(18) work stoppages or other labor disruptions

(19) significant changes in discount rates and actual investment on pension assets; and

(20) potential environmental liabilities.

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” on pages 6 through 14 of our most recent Annual report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations’ and Notes, 8, 9, and 14 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking information speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Revenues	$31,453	$30,789	$16,543	$15,573
Earnings from operations	$2,534	$2,481	$1,534	$1,307
Operating margins	8.1%	8.1%	9.3%	8.4%
Effective income tax rate	33.7%	42.1%	33.9%	34.8%
Net earnings from continuing operations	$1,530	$1,308	$942	$789
Diluted earnings per share	$2.04	$1.76	$1.25	$1.06

(Dollars in millions, except per share data)	June 30 2011	December 31 2010
Contractual backlog	$307,964	$303,955
Unobligated backlog	15,619	16,871

Revenues

The following table summarizes revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Commercial Airplanes	$15,961	$14,901	$8,843	$7,433
Boeing Defense, Space & Security	15,305	15,596	7,688	7,983
Boeing Capital Corporation	290	324	147	162
Other segment	74	80	38	44
Unallocated items and eliminations	(177)	(112)	(173)	(49)

Total	$31,453	$30,789	$16,543	$15,573

Revenues for the six and three months ended June 30, 2011 increased by $664 million and $970 million or 2% and 6% compared with the same periods in 2010. Commercial Airplanes revenues increased by $1,060 million and $1,410 million or 7% and 19% primarily due to new airplane revenues and increases in commercial aviation services sales. Boeing Defense, Space & Security (BDS) revenues decreased by $291 million and $295 million, primarily due to lower revenues in the Network & Space Systems (N&SS) and Global Services & Support (GS&S) segments, partially offset by higher revenues in the Boeing Military Aircraft (BMA) segment.

Earnings From Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Commercial Airplanes	$1,429	$1,362	$920	$683
Boeing Defense, Space & Security	1,469	1,375	798	711
Boeing Capital Corporation	114	101	62	55
Other segment	(80)	(122)	(58)	(72)
Unallocated items and eliminations	(398)	(235)	(188)	(70)

Total	$2,534	$2,481	$1,534	$1,307

Operating earnings for the six and three months ended June 30, 2011 increased by $53 million and $227 million compared with the same periods in 2010. Commercial Airplanes earnings increased by $67 million and $237 million primarily due to new airplane deliveries and increases in commercial aviation services sales. BDS earnings increased by $94 million and $87 million compared with the same periods in 2010. The increase for the six months was primarily due to higher earnings in the BMA segment. The increase for the three months was primarily due to higher earnings in all three BDS segments. Unallocated items and eliminations changed by $163 million and $118 million reflecting higher pension and deferred compensation costs which were partially offset by lower share based plan expense.

The most significant expense items not allocated to segments are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Share-based plans	$(44)	$(90)	$(22)	$(43)
Deferred compensation	(60)	(37)	(10)	44
Pension	(158)	43	(63)	22
Postretirement	(33)	(24)	(14)	(13)
Eliminations and other	(103)	(127)	(79)	(80)

Total	$(398)	$(235)	$(188)	$(70)

Unallocated pension costs for the six and three months ended June 30, 2011 increased by $201 million and $85 million compared with the same periods in 2010 reflecting higher amortization of prior actuarial losses, lower discount rates and C-17 related pension curtailment charges.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America in the condensed consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. We recorded net periodic benefit cost related to pensions and other postretirement benefits of $1,489 million and $726 million for the six and three months ended June 30, 2011 and $967 million and $498 million for the six and three months ended June 30, 2010. Not all net periodic benefit cost is recognized in earnings in the period incurred. A portion of net periodic benefit cost is allocated to production as product cost and a portion remains in inventory at the end of the reporting period. Earnings from operations included the following net periodic benefit cost allocated to business segments and Unallocated items and eliminations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2011	2010	2011	2010
Allocated to business segments	$(757)	$(610)	$(326)	$(305)
Other unallocated items and eliminations	(158)	43	(63)	22

Total	$(915)	$(567)	$(389)	$(283)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Other Postretirement Benefit Plans	2011	2010	2011	2010
Allocated to business segments	$(247)	$(228)	$(104)	$(116)
Other unallocated items and eliminations	(33)	(24)	(14)	(13)

Total	$(280)	$(252)	$(118)	$(129)

Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Earnings from operations	$2,534	$2,481	$1,534	$1,307
Other income, net	27	33	14	35
Interest and debt expense	(253)	(254)	(123)	(132)

Earnings before income taxes	2,308	2,260	1,425	1,210
Income tax expense	(778)	(952)	(483)	(421)

Net earnings from continuing operations	$1,530	$1,308	$942	$789

The effective tax rates were 33.7% and 33.9% for the six and three months ended June 30, 2011 and 42.1% and 34.8% for the same periods in the prior year. The decrease in the effective tax rate for the six months compared with the prior year was primarily due to an income tax charge of $150 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. The decrease in the effective tax rate was also due to U.S. research and development tax credit benefits that exist in 2011, but did not exist in the first half of 2010. In December 2010, the research and development tax credit was retroactively renewed for 2010 and extended through December 31, 2011.

For additional discussion related to Income Taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the six months ended June 30, 2011 compared with December 31, 2010 was primarily due to Commercial Airplanes.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the six months ended June 30, 2011 was due to funding of existing multi-year contracts and a partial termination for convenience by the U.S. Army of the Brigade Combat Team Modernization (BCTM) program, partially offset by the U.S. Air Force (USAF) contract for the KC-46A Tanker.

Additional Considerations

KC-46A Tanker On February 24, 2011, we were awarded a contract from the USAF to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker will be a derivative of our 767 commercial aircraft. This initial contract is a fixed-price incentive firm contract, valued at $4.4 billion and involves highly complex designs. Changes to our estimated cost to perform the work could result in a material charge. This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. For segment reporting purposes, backlog, revenues and costs are recorded in the Commercial Airplanes and BMA segments.

Segment Results of Operations

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment In 2011, the global airline industry continues to adjust to impacts on traffic and costs caused by political turmoil in the Middle East, the March 2011 natural disasters in Japan, and high fuel prices. Due in large part to these factors, the airline industry 2011 net profit outlook has been reduced to $4 billion compared to an $18 billion profit in 2010, a rebound year when traffic growth was higher and fuel costs were significantly lower. 2011 passenger and cargo traffic growth are forecast to be around the long-term average, supporting near-term airplane and services demand.

The long-term outlook for the industry remains positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast is for a long-term average growth rate of 5%—6% per year for passenger and cargo traffic based on a projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $4.0 trillion market for 33,500 new airplanes over the next 20 years.

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Revenues	$15,961	$14,901	$8,843	$7,433
Earnings from operations	$1,429	$1,362	$920	$683
Operating margins	9.0%	9.1%	10.4%	9.2%

(Dollars in millions)	June 30 2011	December 31 2010
Contractual backlog	$259,921	$255,591
Unobligated backlog	2,402	49

Revenues

Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	Six months ended June 30, 2011 vs. June 30, 2010	Three months ended June 30, 2011 vs. June 30, 2010
New airplane sales	$612	$1,165
Commercial aviation services	422	217
Other	26	28

Total	$1,060	$1,410

Revenues for the six and three months ended June 30, 2011 increased by $1,060 million and $1,410 million or 7% and 19% compared with the same periods of 2010. These increases were primarily due to new airplane revenues and increases in commercial aviation services sales.

Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

Program	737	747	767	777	Total
Deliveries during the first six months of 2011	181		9	32	222
Deliveries during the first six months of 2010	181		6	35	222
Deliveries during the second quarter of 2011	94		5	19	118
Deliveries during the second quarter of 2010	95		3	16	114
Cumulative deliveries as of 6/30/2011	3,687	1,418	1,003	942
Cumulative deliveries as of 12/31/2010	3,506	1,418	994	910

Earnings From Operations

Earnings from operations for the six and three months ended June 30, 2011 increased by $67 million and $237 million. These increases were primarily due to earnings from higher revenues on new airplane deliveries and commercial aviation services, partially offset by increases in planned research and development cost.

Backlog

The increase in contractual backlog during the six months ended June 30, 2011 was due to net orders in excess of revenues and changes in projected revenue escalation. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers. The increase in unobligated backlog represents Commercial Airplanes’ share of the USAF contract for the KC-46A Tanker.

Accounting Quantity

The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 6/30/2011	737	747	767	777	787
Program accounting quantities	5,600	1,549	1,060	1,250	*
Undelivered units under firm orders	2,109	111	54	291	827
Cumulative firm orders	5,796	1,529	1,057	1,233	827

	Program
As of 12/31/2010	737	747	767	777	787
Program accounting quantities	5,000	1,524	1,048	1,150	*
Undelivered units under firm orders	2,186	107	50	253	847
Cumulative firm orders	5,692	1,525	1,044	1,163	847

*	A final determination of the initial accounting quantity for the 787 program will be made in the quarter of first airplane delivery, targeted for the third quarter of 2011.

737 Program The accounting quantity for the 737 program was unchanged for the three months ended June 30, 2011, and increased by 600 units during the first quarter to reflect the current backlog and continued demand. On June 15, 2011, to address continued demand for delivery positions, we announced plans to increase production of the 737 to 42 aircraft beginning in 2014. During 2010, we announced plans to increase monthly production from 31.5 to 35 airplanes per month beginning in 2012 and a further increase to 38 airplanes per month beginning in 2013. In July 2011, we entered into an agreement with a customer who committed to order a variant of the 737 featuring new more fuel-efficient engines, pending final airplane configuration and launch approval of the program by the Boeing board of directors.

747 Program The accounting quantity for the 747 program increased by 25 units during the six months ended June 30, 2011. Flight testing of the 747-8 Freighter is nearing completion and we expect certification and first delivery in the third quarter of 2011. We are currently producing 747-8 airplanes and until completion of our flight test program, there is risk that additional items may be identified that require further modifications or other changes to those aircraft we have produced. On March 19, 2010, we announced that we will accelerate, from mid-2013 to mid-2012, a planned production rate increase from 1.5 to 2 airplanes per month. First flight of the 747-8 Intercontinental passenger derivative occurred on March 20, 2011. Certification and first delivery of the Intercontinental is expected in the fourth quarter of 2011. Schedule and other risks inherent in the demanding flight test and certification phases of program development remain.

767 Program The accounting quantity for the 767 program increased by 12 units during the six months ended June 30, 2011 due to the program’s normal progress of obtaining additional orders and delivering aircraft.

777 Program The accounting quantity for the 777 program increased by 50 and 100 units during the three and six months ended June 30, 2011 due to the program’s normal progress of obtaining additional orders and delivering aircraft. As planned, the 777 program’s first delivery at 7 airplanes per month from 5 per month occurred in June 2011.

787 Program Flight testing activities are nearing completion and we continue to expect certification and first delivery in the third quarter of 2011.

A number of engineering and other design changes have been identified in conjunction with the flight test program that are being incorporated into our production system and on aircraft already completed. Though the risk has been reduced with the completion of the majority of flight test conditions, there is risk that additional items could be identified requiring further modifications or other changes to airplanes we have already produced or are near completion.

We continue to monitor and address challenges associated with assembly of airplanes including management of our extended global supply chain, incorporation of design changes into aircraft in various stages of assembly, completion and integration of traveled work as well as weight and systems integration. For example, in 2011 and 2010 we delayed some 787 component deliveries to reduce out-of-sequence work moving into final assembly at our Everett factory and improve supply chain efficiency.

We are working toward planned increases in 787 production rates as well as the timely introduction of the 787-9 derivative. Such efforts include start-up of a second assembly line in North Charleston, South Carolina and establishing transitional surge capacity at our Everett location. On July 1, 2010, we completed firm configuration of the 787-9 airplane and first delivery of that model is scheduled for late 2013.

We continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including delivery delays and supplier assertions. Efforts continue to ensure we remain focused on satisfying customer mission and performance needs in light of the anticipated weight of their respective aircraft. A number of our customers have contractual remedies for schedule delays and/or performance. We continue to address customer and supplier claims and requests for other contractual relief as brought forth. During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. We believe that the other three 787 flight test aircraft are commercially saleable and we continue to include costs related to those airplanes in program inventory at June 30, 2011. If we determine that one or more of the other aircraft cannot be sold, we may incur additional charges.

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

Boeing Defense, Space & Security

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Revenues	$15,305	$15,596	$7,688	$7,983
Earnings from operations	$1,469	$1,375	$798	$711
Operating margins	9.6%	8.8%	10.4%	8.9%

(Dollars in millions)	June 30 2011	December 31 2010
Contractual backlog	$48,043	$48,364
Unobligated backlog	13,217	16,822

Revenues

BDS revenues for the six and three months ended June 30, 2011 decreased by $291 million and $295 million or 2% and 4% compared with the same periods in 2010. The decreases were primarily due to lower revenues in the N&SS and GS&S segments, partially offset by higher revenues in the BMA segment.

Earnings From Operations

BDS operating earnings for the six and three months ended June 30, 2011 increased by $94 million and $87 million compared with the same periods in 2010. The increase for the six months was primarily due to higher earnings in the BMA segment. The increase for the three months was due to higher earnings in all three BDS segments.

Backlog

BDS total backlog decreased 6% in 2011, from $65,186 million to $61,260 million, due to current year deliveries, sales on multi-year contracts awarded in prior years and a partial termination for convenience by the U.S. Army of the BCTM program, partially offset by new orders.

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

Boeing Military Aircraft

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Revenues	$7,034	$6,821	$3,642	$3,580
Earnings from operations	$755	$623	$386	$353
Operating margins	10.7%	9.1%	10.6%	9.9%

(Dollars in millions)	June 30 2011	December 31 2010
Contractual backlog	$25,646	$25,094
Unobligated backlog	7,898	8,297

Revenues

BMA revenues for the six and three months ended June 30, 2011 increased by $213 million and $62 million, increases of 3% and 2% compared with the same periods in 2010. The six month increase was primarily due to higher C-17 revenues partially offset by lower F-22 and Apache revenues. The three month increase reflects higher C-17 revenues, partially offset by lower revenues on F-22, Apache and AEW&C. C-17 deliveries in 2010 were negatively impacted by a second quarter 2010 labor strike.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
F/A-18 Models	25	24	12	11
F-15E Eagle	8	7	4	4
C-17 Globemaster	7	6	4	3
AH-64 Apache		9		5
CH-47 Chinook	16	8	9	6
AEW&C		3		3
KC-767 International Tanker	1

Total new-build production aircraft	57	57	29	32

Earnings From Operations

BMA operating earnings for the six and three months ended June 30, 2011 increased by $132 million and $33 million, increases of 21% and 9% compared with the same periods in 2010. The increases for both periods were partially due to the one additional C-17 delivery and lower research and development costs, partially offset by lower earnings on the F-22 and Apache programs. In addition, there was a charge which increased the reach-forward losses on the AEW&C program in the second quarter of 2010 with no comparable charge in 2011.

Backlog

BMA total backlog was $33,544 million at June 30, 2011, compared with $33,391 million at December 31, 2010, as first quarter contracts for the KC-46A Tanker and P-8A were partially offset by current year deliveries and sales on multi-year contracts awarded in prior years.

Additional Considerations

AEW&C The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Four Wedgetail aircraft were delivered to Australia with initial customer acceptance in 2010 and the final two Wedgetail aircraft are scheduled for delivery with initial customer acceptance in 2011. Final customer acceptance for all six Wedgetail aircraft is scheduled to be completed during the first quarter of 2012. In January 2011, the Peace Eagle program began the formal test phase. The Peace Eye program entered its formal test phase in April 2011. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed, either of which could result in lower margins or additional material charges.

KC-767 International Tanker We delivered the first of four aircraft to the Italian Air Force in December 2010 and the second in March 2011. We believe the revenue and cost estimates incorporated in the financial statements are appropriate; however, the technical complexity of the program creates financial risk as additional completion and development costs may be necessary or remaining scheduled delivery dates could be delayed, either of which could result in additional material changes.

C-17 and F-15 See the discussion of the C-17 and F-15 programs in Note 8 to our Condensed Consolidated Financial Statements.

Network & Space Systems

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Revenues	$4,430	$4,677	$2,081	$2,354
Earnings from operations	$341	$341	$198	$167
Operating margins	7.7%	7.3%	9.5%	7.1%

(Dollars in millions)	June 30 2011	December 31 2010
Contractual backlog	$9,420	$9,586
Unobligated backlog	5,163	8,435

Revenues

N&SS revenues for the six and three months ended June 30, 2011 decreased by $247 million and $273 million, decreases of 5% and 12% compared with the same periods in 2010. The decrease for the six months was primarily due to funding reductions on BCTM and lower revenues on satellite programs, partially offset by higher first quarter 2011 sales of Delta inventory to United Launch Alliance (ULA) and revenues of Argon ST, Inc. acquired in August 2010. The decrease for the three months was primarily due to funding reductions on BCTM and lower revenue on SBInet, partially offset by higher satellite and Argon ST, Inc revenues.

Earnings From Operations

N&SS operating earnings were unchanged for the six months and increased by $31 million for the three months ended June 30, 2011, a 19% increase compared with the same period in 2010. For the six months ended June 30, 2011, higher earnings from our investment in ULA and a gain from a property sale were offset by mix and lower earnings on satellite programs. The increase for the three months was primarily due to higher earnings from our investment in ULA and a gain from a property sale.

Backlog

N&SS total backlog was $14,583 million at June 30, 2011, a decrease of 19% from December 31, 2010 primarily due to revenues recognized on multi-year contracts awarded in prior years including the BCTM and GMD programs and a partial termination for convenience by the U.S. Army BCTM program.

Additional Considerations

United Launch Alliance See the discussion of Commitments to ULA and Indemnifications to ULA in Notes 8 and 9 to our Condensed Consolidated Financial Statements.

Sea Launch See the discussion of the Sea Launch receivables in Note 7 to our Condensed Consolidated Financial Statements.

Satellites See the discussions of Boeing Satellite Systems International, Inc. in Note 14 to our Condensed Consolidated Financial Statements.

Global Services & Support

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Revenues	$3,841	$4,098	$1,965	$2,049
Earnings from operations	$373	$411	$214	$191
Operating margins	9.7%	10.0%	10.9%	9.3%

(Dollars in millions)	June 30 2011	December 31 2010
Contractual backlog	$12,977	$13,684
Unobligated backlog	156	90

Revenues

GS&S revenues for the six and three months ended June 30, 2011 decreased by $257 million and $84 million compared with the same periods in 2010. The 6% decrease for the six months was primarily due to the conclusion of our KC-10 support program in 2010 and lower 2011 deliveries and volume in several Training Systems & Services (TS&S) and Integrated Logistics (IL) programs. The 4% decrease for the three months was primarily due to lower revenue on several Maintenance, Modification and Upgrade (MM&U) programs and lower deliveries on several TS&S programs.

Earnings From Operations

GS&S operating earnings for the six and three months ended June 30, 2011 decreased by $38 million and increased by $23 million compared with the same periods in 2010. The decrease for the six months was primarily due to lower revenues. The increase for the three months was primarily due to higher margins on several IL programs, partially offset by lower MM&U and TS&S revenues.

Backlog

GS&S total backlog was $13,133 million at June 30, 2011, a decrease of 5% from December 31, 2010, primarily due to revenues recognized on multi-year contracts awarded in prior years on several IL programs.

Boeing Capital Corporation

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Revenues	$290	$324	$147	$162
Earnings from operations	$114	$101	$62	$55
Operating margins	39%	31%	42%	34%

Revenues

Boeing Capital Corporation (BCC) segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the six and three months ended June 30, 2011, decreased $34 million and $15 million compared with the same periods in 2010 primarily due to lower interest income on notes receivable resulting from a lower weighted average notes receivable balance and lower operating lease income from a smaller portfolio of equipment under operating leases as a result of return of aircraft and lower lease rates on re-leased aircraft.

Earnings From Operations

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the six and three months ended June 30, 2011 increased by $13 million and $7 million compared with the same periods in 2010 primarily due to lower interest expense, lower depreciation expense and a reduction in the allowance for losses partially offset by lower revenues.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2011	December 31 2010
BCC customer financing and investment portfolio	$4,376	$4,694
Valuation allowance as a % of total receivables	3.0%	3.8%
Debt	$2,656	$3,446
Debt-to-equity ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at June 30, 2011 decreased from December 31, 2010 due to normal portfolio run-off and asset sales. At June 30, 2011 and December 31, 2010, BCC had $553 million and $583 million of assets that were held for sale or re-lease, of which $69 million and $28 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $217 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and approximately $120 million of such aircraft had either executed term sheets with deposits or firm contracts at June 30, 2011.

BCC enters into certain transactions with the Other segment in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with BCC. As of June 30, 2011, BCC has not reached agreement on any restructuring requests that would have a material adverse effect on our earnings, cash flows and/or financial position.

On May 2, 2011, Southwest Airlines Co. (Southwest) completed its acquisition of AirTran Holdings, Inc. AirTran Holdings’ successor entity (AirTran) and its subsidiaries represent approximately 28% of our gross customer financing portfolio carrying value, consisting principally of 717 aircraft. AirTran is the largest customer in terms of BCC’s segment revenue and customer financing portfolio carrying value. We continue to evaluate the impact of the AirTran/Southwest merger, and Southwest’s continuing efforts to integrate the two operations, on our business.

Recent Developments

In July 2011, we committed to provide financing to a customer for up to 100 737 aircraft for delivery beginning in 2013. Any requirement to fund these commitments could significantly increase BCC’s aircraft financing volume and portfolio concentrations. We expect to work with third party financiers to provide alternative financing to this customer, and we have arranged for alternative financing with respect to 25 of these new commitments.

Other Segment

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2011	2010	2011	2010
Revenues	$74	$80	$38	$44
Loss from operations	(80)	(122)	(58)	(72)

Other segment losses for the six months ended June 30, 2011 decreased by $42 million compared with the same period in 2010 primarily due to a reduction of $39 million in the allowance for losses on receivables. For the three months ended June 30, 2011, other segment losses decreased by $14 million compared with the same period in 2010 due to a reduction in the allowance for losses on receivables offset by an increase in environmental remediation.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2011	2010
Net earnings	$1,527	$1,306
Non-cash items	1,038	1,057
Changes in working capital	(1,922)	(2,382)

Net cash provided/(used) by operating activities	643	(19)
Net cash provided/(used) by investing activities	758	(3,892)
Net cash used by financing activities	(1,747)	(778)
Effect of exchange rate changes on cash and cash equivalents	37	(58)

Net decrease in cash and cash equivalents	(309)	(4,747)
Cash and cash equivalents at beginning of year	5,359	9,215

Cash and cash equivalents at end of period	$5,050	$4,468

Operating Activities Net cash provided by operating activities of $643 million during the six months ended June 30, 2011 increased by $662 million compared with the same period in 2010 primarily due to increases in accounts payable and advances more than offsetting the continued growth in inventory as we prepare for first deliveries of the 787 and 747-8 airplanes.

Investing Activities Cash provided by investing activities of $758 million during the six months ended June 30, 2011 increased by $4,650 million compared with the same period in 2010, largely due to changes in investments which primarily consist of time deposits. Net proceeds from investments were $1,448 million in 2011 compared with net contributions to investments of $3,544 million in 2010. We expect capital spending in 2011 to be higher than 2010 due to the construction of a 787 final assembly line in North Charleston, South Carolina, investment to support commercial airplane production rate increases and ongoing capital improvements.

Financing Activities Cash used by financing activities totaled $1,747 million during the six months ended June 30, 2011 compared with $778 million used during the six months ended June 30, 2010.

During the six months ended June 30, 2011, we repaid $851 million of debt, including scheduled repayments of $790 million of debt held at BCC. The recorded balance of debt as of June 30, 2011 was $11,628 million, of which $1,304 million was classified as short-term. This includes $2,656 million of debt recorded at BCC, of which $830 million was classified as short-term.

During the six months ended June 30, 2011, we did not repurchase any shares through our open market share repurchase program and had 261,216 shares transferred to us from employees for tax withholding.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of June 30, 2011, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $4,376 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings.

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

As of June 30, 2011, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 9 to our Condensed Consolidated Financial Statements.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 14 to our Condensed Consolidated Financial Statements, including our contesting the default termination of the A-12 aircraft, certain employment, labor and benefits litigation, litigation/arbitration involving BSSI programs and civil securities litigation relating to disclosures concerning the 787 program.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $788 million at June 30, 2011. For additional information, see Note 8 to our Condensed Consolidated Financial Statements.

Income Taxes We have recorded a net liability of $1,252 million at June 30, 2011 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2010.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 14 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

On June 29, 2011, the Washington State Department of Ecology imposed a fine of $102,000 for failing to follow proper reporting procedures after discovering a jet fuel spill in May 2010. We expect to pay the fine during the third quarter.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended June 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
4/1/2011 thru 4/30/2011	19,457	$74.74		$3,610
5/1/2011 thru 5/31/2011	8,651	76.40		3,610
6/1/2011 thru 6/30/2011	7,893	74.26		3,610

Total	36,001	$75.03

(1)

We purchased an aggregate of 34,777 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. In addition, we purchased an aggregate of 1,224 shares in swap transactions.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Exhibits

(3)(ii)	By-Laws of the Boeing Company, as amended and restated June 13, 2011 (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 13, 2011).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31)(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 27, 2011	/S/ GREGORY D. SMITH
(Date)	Gregory D. Smith
Vice President of Finance
& Corporate Controller
(Duly Authorized Officer and Chief Accounting Officer)