Form 10-Q
period 2011-09-30
BOEING CO
filed 2011-10-26
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 19, 2011, there were 743,234,446 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2011

Part I. Financial Information

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Sales of products	$40,441	$39,017	$14,907	$14,077
Sales of services	8,739	8,739	2,820	2,890

Total revenues	49,180	47,756	17,727	16,967

Cost of products	(32,335)	(31,169)	(12,006)	(11,232)
Cost of services	(7,177)	(7,137)	(2,319)	(2,472)
Boeing Capital Corporation interest expense	(94)	(124)	(32)	(42)

Total costs and expenses	(39,606)	(38,430)	(14,357)	(13,746)

	9,574	9,326	3,370	3,221
Income from operating investments, net	202	187	52	74
General and administrative expense	(2,544)	(2,667)	(807)	(936)
Research and development expense, net	(3,005)	(2,987)	(901)	(986)
Gain on dispositions, net	20	9		14

Earnings from operations	4,247	3,868	1,714	1,387
Other income/(expense), net	76	20	49	(13)
Interest and debt expense	(374)	(384)	(121)	(130)

Earnings before income taxes	3,949	3,504	1,642	1,244
Income tax expense	(1,325)	(1,359)	(548)	(407)

Net earnings from continuing operations	2,624	2,145	1,094	837
Net gain/(loss) on disposal of discontinued operations, net of taxes of $0, $1, ($2) and $0	1	(2)	4

Net earnings	$2,625	$2,143	$1,098	$837

Basic earnings per share from continuing operations	$3.52	$2.91	$1.47	$1.13
Net gain/(loss) on disposal of discontinued operations, net of taxes

Basic earnings per share	$3.52	$2.91	$1.47	$1.13

Diluted earnings per share from continuing operations	$3.49	$2.89	$1.46	$1.12
Net gain/(loss) on disposal of discontinued operations, net of taxes

Diluted earnings per share	$3.49	$2.89	$1.46	$1.12

Cash dividends paid per share	$1.26	$1.26	$0.42	$0.42

Weighted average diluted shares (millions)	751.8	743.0	753.9	744.6

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	September 30 2011	December 31 2010
Assets
Cash and cash equivalents	$5,954	$5,359
Short-term and other investments	3,279	5,158
Accounts receivable, net	6,296	5,422
Current portion of customer financing, net	294	285
Deferred income taxes	31	31
Inventories, net of advances and progress billings	30,493	24,317

Total current assets	46,347	40,572
Customer financing, net	4,313	4,395
Property, plant and equipment, net of accumulated depreciation of $13,778 and $13,322	9,190	8,931
Goodwill	4,939	4,937
Acquired intangible assets, net	3,095	2,979
Deferred income taxes	3,709	4,031
Investments	1,109	1,111
Pension plan assets, net	6	6
Other assets, net of accumulated amortization of $697 and $630	1,455	1,603

Total assets	$74,163	$68,565

Liabilities and equity
Accounts payable	$8,502	$7,715
Accrued liabilities	11,213	13,802
Advances and billings in excess of related costs	14,320	12,323
Deferred income taxes and income taxes payable	1,955	607
Short-term debt and current portion of long-term debt	1,603	948

Total current liabilities	37,593	35,395
Accrued retiree health care	8,335	8,025
Accrued pension plan liability, net	9,848	9,800
Non-current income taxes payable	390	418
Other long-term liabilities	1,159	592
Long-term debt	10,777	11,473
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	3,988	3,866
Treasury stock, at cost – 269,377,718 and 277,002,059 shares	(16,715)	(17,187)
Retained earnings	26,779	24,784
Accumulated other comprehensive loss	(13,146)	(13,758)

Total shareholders’ equity	5,967	2,766
Noncontrolling interest	94	96

Total equity	6,061	2,862

Total liabilities and equity	$74,163	$68,565

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2011	2010
Cash flows – operating activities:
Net earnings	$2,625	$2,143
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	141	172
Depreciation	1,075	1,101
Amortization of acquired intangible assets	151	169
Amortization of debt discount/premium and issuance costs	11	15
Investment/asset impairment charges, net	50	127
Customer financing valuation provision	(220)	24
(Gain)/loss on disposal of discontinued operations	(1)	3
Gain on dispositions, net	(20)	(9)
Other charges and credits, net	358	103
Excess tax benefits from share-based payment arrangements	(35)	(17)
Changes in assets and liabilities –
Accounts receivable	(911)	(701)
Inventories, net of advances and progress billings	(8,245)	(4,686)
Accounts payable	1,447	235
Accrued liabilities	(449)	397
Advances and billings in excess of related costs	1,996	(303)
Income taxes receivable, payable and deferred	1,314	1,133
Other long-term liabilities	107	276
Pension and other postretirement plans	1,445	973
Customer financing, net	171	559
Other	82	122

Net cash provided by operating activities	1,092	1,836

Cash flows – investing activities:
Property, plant and equipment additions	(1,142)	(725)
Property, plant and equipment reductions	54	47
Acquisitions, net of cash acquired	(42)	(867)
Contributions to investments	(6,089)	(12,745)
Proceeds from investments	8,006	7,657
Reimbursement of Sea Launch guarantee payments		40
Receipt of economic development program funds	69	115
Purchase of distribution rights		(2)

Net cash provided/(used) by investing activities	856	(6,480)

Cash flows – financing activities:
New borrowings	789	30
Debt repayments	(895)	(655)
Repayments of distribution rights financing	(436)	(137)
Stock options exercised, other	106	71
Excess tax benefits from share-based payment arrangements	35	17
Employee taxes on certain share-based payment arrangements	(21)	(26)
Dividends paid	(932)	(945)

Net cash used by financing activities	(1,354)	(1,645)

Effect of exchange rate changes on cash and cash equivalents	1	(62)

Net increase/(decrease) in cash and cash equivalents	595	(6,351)
Cash and cash equivalents at beginning of year	5,359	9,215

Cash and cash equivalents at end of period	$5,954	$2,864

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Equity

(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share- Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2010	$5,061	$3,724	($15,911)	($1,615)	$22,746	($11,877)	$97	$2,225

Net earnings					2,143		1	2,144
Unrealized gain on derivative instruments, net of tax of ($3)						5		5
Unrealized gain on certain investments, net of tax of ($2)						2		2
Reclassification adjustment for gains realized in net earnings, net of tax of $4						(7)		(7)
Currency translation adjustment						8		8
Postretirement liability adjustment, net of tax of ($293)						494		494

Comprehensive income								2,646

Share-based compensation and related dividend equivalents		173			(5)			168
ShareValue Trust activity		242	(1,857)	1,615
Excess tax pools		(234)						(234)
Treasury shares issued for stock options exercised, net		(40)	111					71
Treasury shares issued for other share-based plans, net		(58)	55					(3)
Treasury shares issued for 401(k) contribution		19	300					319
Cash dividends declared ($0.84 per share)					(640)			(640)

Balance September 30, 2010	$5,061	$3,826	($17,302)		$24,244	($11,375)	$98	$4,552

Balance January 1, 2011	$5,061	$3,866	($17,187)		$24,784	($13,758)	$96	$2,862

Net earnings					2,625		(2)	2,623
Unrealized loss on derivative instruments, net of tax of $23						(46)		(46)
Unrealized loss on certain investments, net of tax of $2						(3)		(3)
Reclassification adjustment for gains realized in net earnings, net of tax of $1						(1)		(1)
Currency translation adjustment						(18)		(18)
Postretirement liability adjustment, net of tax of ($398)						680		680

Comprehensive income								3,235

Share-based compensation and related dividend equivalents		148			(8)			140
Excess tax pools		20						20
Treasury shares issued for stock options exercised, net		(33)	138					105
Treasury shares issued for other share-based plans, net		(52)	39					(13)
Treasury shares issued for 401(k) contribution		39	295					334
Cash dividends declared ($0.84 per share)					(622)			(622)

Balance September 30, 2011	$5,061	$3,988	($16,715)		$26,779	($13,146)	$94	$6,061

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Revenues:
Commercial Airplanes	$25,476	$23,650	$9,515	$8,749
Boeing Defense, Space & Security:
Boeing Military Aircraft	10,998	10,611	3,964	3,790
Network & Space Systems	6,706	7,021	2,276	2,344
Global Services & Support	5,801	6,146	1,960	2,048

Total Boeing Defense, Space & Security	23,505	23,778	8,200	8,182
Boeing Capital Corporation	416	494	126	170
Other segment	107	107	33	27
Unallocated items and eliminations	(324)	(273)	(147)	(161)

Total revenues	$49,180	$47,756	$17,727	$16,967

Earnings from operations:
Commercial Airplanes	$2,514	$2,379	$1,085	$1,017
Boeing Defense, Space & Security:
Boeing Military Aircraft	1,152	935	397	312
Network & Space Systems	520	493	179	152
Global Services & Support	621	631	248	220

Total Boeing Defense, Space & Security	2,293	2,059	824	684
Boeing Capital Corporation	133	146	19	45
Other segment	11	(254)	92	(132)
Unallocated items and eliminations	(704)	(462)	(306)	(227)

Earnings from operations	4,247	3,868	1,714	1,387
Other income/(expense), net	76	20	49	(13)
Interest and debt expense	(374)	(384)	(121)	(130)

Earnings before income taxes	3,949	3,504	1,642	1,244
Income tax expense	(1,325)	(1,359)	(548)	(407)

Net earnings from continuing operations	2,624	2,145	1,094	837
Net gain/(loss) on disposal of discontinued operations, net of taxes of $0, $1, ($2) and $0	1	(2)	4

Net earnings	$2,625	$2,143	$1,098	$837

Research and development expense, net:
Commercial Airplanes	$2,191	$2,102	$633	$711
Boeing Defense, Space & Security:
Boeing Military Aircraft	369	459	119	139
Network & Space Systems	320	327	109	106
Global Services & Support	84	99	22	30

Total Boeing Defense, Space & Security	773	885	250	275
Other segment	41		18

Total research and development expense, net	$3,005	$2,987	$901	$986

This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 16 for further business segment data.

The Boeing Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2010 Annual Report on Form 10-K.

Note 2 – Earnings Per Share

The weighted average number of shares outstanding used to compute earnings per share were as follows:

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Weighted average shares outstanding	742.9	733.8	745.5	736.3
Participating securities	2.6	3.2	2.5	2.8

Basic weighted average shares outstanding	745.5	737.0	748.0	739.1
Dilutive potential common shares	6.3	6.0	5.9	5.5

Diluted weighted average shares outstanding	751.8	743.0	753.9	744.6

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

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Stock options	21.4	19.6	25.4	20.7
Performance Awards	5.2	3.2	5.2	3.2

Note 3 – Income Taxes

The effective tax rates were 33.6% and 33.4% for the nine and three months ended September 30, 2011 and 38.8% and 32.7% for the same periods in the prior year. The decrease in the effective tax rate for the nine months as compared with the prior year was primarily due to an income tax charge of $150 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care

Act, as modified by the Health Care and Education Reconciliation Act of 2010. The decrease in the effective tax rate for the nine months as compared with the prior year was also due to U.S. research and development tax credit benefits that exist in 2011, but did not exist as of September 30, 2010. In December 2010, the research and development tax credit was retroactively renewed for 2010 and extended through December 31, 2011.

The 2007-2008 tax years are currently being examined by the Internal Revenue Service (IRS). The matters under consideration by IRS Appeals for the 2004-2006 tax years are in the final phase of review with the Joint Committee on Taxation. We are also subject to examination in major state and international jurisdictions for the 2001-2010 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve the matters presently under consideration for the 2004-2006 tax years with the IRS. Based on current estimates, unrecognized tax benefits for the 2004-2006 tax years could increase earnings by up to $330.

Note 4 – Inventories

Inventories consisted of the following:

	September 30 2011	December 31 2010
Long-term contracts in progress	$14,581	$14,400
Commercial aircraft programs	33,376	26,550
Commercial spare parts, used aircraft, general stock materials and other	7,027	5,788

Inventory before advances and progress billings	54,984	46,738
Less advances and progress billings	(24,491)	(22,421)

Total	$30,493	$24,317

Long-Term Contracts in Progress

Long-term contracts in progress included Delta launch program inventory that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At September 30, 2011 and December 31, 2010, the inventory balance was $1,085 and $1,385. At September 30, 2011, $897 of this inventory related to yet unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $62. See Note 9.

Inventory balances included $236 subject to claims or other uncertainties relating to the A-12 program as of September 30, 2011 and December 31, 2010. See Note 15.

Capitalized precontract costs of $1,279 and $527 at September 30, 2011 and December 31, 2010, are included in inventories.

Commercial Aircraft Programs

As of September 30, 2011 and December 31, 2010, commercial aircraft programs inventory included the following amounts related to the 787 program: $14,423 and $9,461 of work in process (including deferred production costs), $1,775 and $1,956 of supplier advances, and $1,770 and $1,447 of unamortized tooling and other non-recurring costs. As of September 30, 2011, included in work in process were deferred production costs related to the 787 program totaling $9,699.

Higher production costs are experienced at the beginning of a new or derivative airplane program. Units produced early in a program require substantially more effort (labor and other resources) than units produced later in a program because of volume efficiencies and the effects of learning. Deferred production costs represent actual costs incurred for production of early units that exceed the estimated average cost of all units in the program accounting quantity. We expect that these deferred costs will be fully recovered when all units included in the accounting quantity are delivered as the expected unit cost for later deliveries is below the estimated average cost of all units in the program. At September 30, 2011, $8,246 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $3,223 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

Commercial aircraft programs inventory included $98 of deferred production costs at September 30, 2011 and $903 and $879 of unamortized tooling costs for the 747 program at September 30, 2011 and December 31, 2010. At September 30, 2011, we reclassified $1,934 of previously recorded reach forward losses on the 747 program from Accrued liabilities to Inventories, net of advances and progress billings.

Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,585 and $1,970 at September 30, 2011 and December 31, 2010.

Note 5 – Customer Financing

Customer financing consisted of the following:

	September 30 2011	December 31 2010
Financing receivables:
Investment in sales-type/finance leases	$2,082	$2,272
Notes	628	480
Operating lease equipment, at cost, less accumulated depreciation of $747 and $847	2,016	2,281

Gross customer financing	4,726	5,033
Less allowance for losses on receivables	(119)	(353)

Total	$4,607	$4,680

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

Rating categories	September 30 2011	December 31 2010
BBB	$121
BB	1,298
B	107	$207
CCC	1,088	2,432
Other	96	113

Total carrying value of financing receivables	$2,710	$2,752

At September 30, 2011, our allowance primarily related to receivables with ratings of BB and CCC in the table above, and we applied default rates that averaged 12.7% and 48.6%, respectively, to exposure associated with those receivables. On May 2, 2011, Southwest Airlines Co. (Southwest) completed its acquisition of AirTran Holdings, Inc. and AirTran Holdings, Inc. became a wholly owned subsidiary of Southwest. AirTran Holdings, LLC (AirTran) became the successor to AirTran Holdings, Inc. We concluded that AirTran’s subsidiary relationship with Southwest warranted an increased weighting in determining the internal rating category. As of September 30, 2011, we assigned the internal rating category of BB to the receivables with AirTran for the purpose of assigning default rates discussed above. We had previously assigned an internal rating category of CCC as of December 31, 2010, and CCC+ as of June 30, 2011. As a result of the improved ratings, the allowance for losses on receivables was reduced by $196 and $154 for the nine and three months ended September 30, 2011.

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

	September 30 2011	December 31 2010
717 Aircraft ($487 and $561 accounted for as operating leases) (1)	$1,948	$2,070
757 Aircraft ($470 and $629 accounted for as operating leases) (1)	659	720
737 Aircraft ($261 and $317 accounted for as operating leases)	313	366
767 Aircraft ($105 and $115 accounted for as operating leases)	320	372
MD-11 Aircraft ($289 and $327 accounted for as operating leases) (1)	289	327

(1)	Out-of-production aircraft

Note 6 – Investments

Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2011	December 31 2010
Time deposits	$3,184	$5,100
Pledged money market funds (1)	56	57
Available-for-sale investments	8	15
Equity method investments	1,069	1,072
Restricted Cash (2)	37
Other investments	34	25

Total	$4,388	$6,269

(1)

Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

(2)	Restricted to pay group term life insurance premiums for certain employees on long-term disability.

Note 7 – Other Assets

Sea Launch

At September 30, 2011 and December 31, 2010, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.

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

Note 8 – Commitments and Contingencies

Financing Commitments

Financing commitments totaled $15,624 and $9,865 as of September 30, 2011 and December 31, 2010. The estimated earliest potential funding dates for these commitments as of September 30, 2011 are as follows:

Total
October through December 2011	$202
2012	1,483
2013	1,786
2014	2,872
2015	3,319
Thereafter	5,962

$15,624

Standby Letters of Credit and Surety Bonds

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $7,250 and $7,599 as of September 30, 2011 and December 31, 2010.

Commercial Aircraft Commitments

In conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. The total contractual trade-in value was $287 and $295 as of September 30, 2011 and December 31, 2010. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is continually assessed, taking into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The fair value of trade-in aircraft related to probable contractual trade-in commitments was $27 and $30 as of September 30, 2011 and December 31, 2010. Trade-in commitment agreements have expiration dates from 2012 through 2023.

Commitments to ULA

In connection with the formation of ULA, we and Lockheed Martin Corporation (Lockheed) each committed to provide up to $200 to support ULA’s working capital requirements through December 1, 2011. ULA did not request any funds under the commitment as of September 30, 2011. We and Lockheed have also each committed to provide ULA with up to $327 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4.

Product Warranties

The following table summarizes product warranty activity recorded during the nine months ended September 30, 2011 and 2010.

	2011	2010
Beginning balance – January 1	$1,076	$999
Additions for current year deliveries	104	101
Reductions for payments made	(196)	(177)
Changes in estimates	7	128

Ending balance – September 30	$991	$1,051

Environmental

The following table summarizes environmental remediation activity recorded during the nine months ended September 30, 2011 and 2010:

	2011	2010
Beginning balance – January 1	$721	$706
Reductions for payments made	(54)	(51)
Changes in estimates	120	88

Ending balance – September 30	$787	$743

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and the discovery of additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include highest cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. At September 30, 2011 and December 31, 2010, our reasonably possible highest cost estimate for all remediation sites exceeded our recorded liabilities by $1,045 and $957.

C-17

At September 30, 2011, our backlog included 5 C-17 aircraft currently under contract with the U.S. Air Force (USAF) as well as international orders for 2 C-17 aircraft. We believe that 18 additional orders beyond the 7 in backlog are probable. Probable orders include 13 aircraft for international orders and 5 aircraft for the USAF funded in the Fiscal Year 2010 Defense Appropriations Act which are not currently under contract. At September 30, 2011, we had approximately $735 of inventory expenditures and potential termination liabilities to suppliers associated with probable orders. The Fiscal Year 2011 Appropriations Budget and the President’s Fiscal Year 2012 budget request did not include any additional C-17 aircraft. We completed the planned production rate decrease from 15 aircraft per year to 10 per year during the third quarter of 2011. The associated reduction in headcount resulted in pension curtailment charges of $34 in the first quarter of 2011. Should additional orders not materialize, it is reasonably possible that we will decide in 2012 to end production of the C-17 at a future date. We are still evaluating the full financial impact of a potential production shut-down, including additional pension curtailment charges, and any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract with the USAF.

F-15

At September 30, 2011, we had approximately $1,735 of inventory expenditures and potential termination liabilities to suppliers related to a probable international order. Should this order not materialize, we could incur losses to write off inventory and settle termination liabilities.

BDS Fixed-Price Development Contracts

Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. Significant Boeing Defense, Space & Security (BDS) fixed-price development contracts include Airborne Early Warning and Control, P-8I, KC-46A Tanker, KC-767 International Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge for reach-forward losses during the next 12 months.

Commercial Airplane Development Programs

The development and initial production phases of new commercial airplanes and new commercial airplane derivatives entail significant commitments to customers and suppliers, as well as substantial investments in working capital, infrastructure and research and development. Performance issues or cost overruns on these programs, which currently include the 787 and 747-8, could have a material impact on our consolidated results and financial position during the next 12 months.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2011	December 31 2010	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Contingent repurchase commitments	$3,314	$3,782	$3,314	$3,759	$7	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	215	187
Contract pricing	261	261			7	7
Other Delta contracts	142	83			13	16
Other indemnifications	224	232			73	82
Credit guarantees	18	71	12	63	2	6
Residual value guarantees	29	29	22	21	6	6

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

Indemnifications to ULA We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,211 of inventory that was contributed by us. ULA has made advance payments of $720 to us and we have recorded revenues and cost of sales of $462 under the inventory supply agreement through September 30, 2011.

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

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. The USAF did not exercise an option for a fourth mission prior to the expiration. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $279 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $18 for our portion of additional contract losses incurred by ULA.

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

Note 10 – Debt

On August 1, 2011, BCC issued notes totaling $750, which included $500 bearing an interest rate of 2.125% due August 15, 2016 and $250 bearing an interest rate of 2.90% due August 15, 2018. The net proceeds after deducting the discount, underwriting fees and issuance costs were $745. The notes are unsecured senior obligations and rank equally in right of payment with all of BCC’s existing and future unsecured and unsubordinated indebtedness.

Note 11 – Postretirement Plans

The components of net periodic benefit cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2011	2010	2011	2010
Service cost	$1,053	$881	$351	$294
Interest cost	2,339	2,252	780	751
Expected return on plan assets	(2,805)	(2,887)	(935)	(963)
Amortization of prior service costs	182	186	61	62
Recognized net actuarial loss	942	582	314	194
Settlement and curtailment loss	64	11	9

Net periodic benefit cost	$1,775	$1,025	$580	$338

Net periodic benefit cost included in Earnings from operations	$1,304	$847	$389	$280

	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefit Plans	2011	2010	2011	2010
Service cost	$182	$90	$110	$30
Interest cost	377	303	171	101
Expected return on plan assets	(4)	(4)	(2)	(1)
Amortization of prior service costs	(72)	(58)	(24)	(19)
Recognized net actuarial loss	142	42	76	14
Settlement and curtailment loss		32

Net periodic benefit cost	$625	$405	$331	$125

Net periodic benefit cost included in Earnings from operations	$561	$376	$281	$124

During the three months ended September 30, 2011, we determined the accumulated benefit obligation for certain other postretirement benefit plans was understated. As a result, we recognized an additional $294 of postretirement benefit obligations at September 30, 2011. This increased net periodic benefit cost during the nine and three months ended September 30, 2011 by $184, which includes service cost of $73, interest cost of $68 and recognized net actuarial loss of $43. Had the understatement been recorded at December 31, 2010, the postretirement benefit obligation would have increased by $274 from $8,546 to $8,820. Management believes that these understatements were not material to the current period or prior periods.

Under our accounting policy, a portion of net periodic benefit cost is allocated to production as inventoried costs. Of the $184 increase in net periodic benefit cost described above, the associated cost included in Earnings from operations was $161 for the nine and three months ended September 30, 2011, with the remaining cost of $23 classified as inventory.

During the nine months ended September 30, 2011 and 2010, we made discretionary pension contributions of $500 and $13. During the nine months ended September 30, 2011 and 2010, we made contributions to our other postretirement benefit plans of $12 and $11.

Note 12 – Share-Based Compensation and Other Compensation Arrangements

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

Performance Awards

In 2011, we granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2013. The minimum payout amount is $0 and the maximum amount we could be required to pay out is $265.

Note 13 – Derivative Financial Instruments

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

Fair Value Hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in BCC interest expense.

Derivative Instruments Not Receiving Hedge Accounting Treatment

We also hold certain derivative instruments, primarily foreign currency forward contracts, for risk management purposes but without electing any form of hedge accounting.

Notional Amounts and Fair Values

The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2011	December 31 2010	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,609	$2,001	$173	$266	$(22)	$(15)
Interest rate contracts	388	875	31	24
Commodity contracts	116	144			(123)	(113)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	593	646	2	8	(44)	(58)

Total derivatives	2,706	3,666	206	298	(189)	(186)
Netting arrangements			(65)	(71)	65	71

Net recorded balance			$141	$227	$(124)	$(115)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on other comprehensive loss and Net earnings were as follows:

	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts	$(20)	$48	$(79)	$84
Commodity contracts	(26)	(43)	(12)	(19)
Forward points recognized in earnings:
Foreign exchange contracts	30	(14)	24	(22)
Undesignated derivatives recognized in Other income/(expense), net:
Foreign exchange contracts	19	(23)	8	(1)

Based on our portfolio of cash flow hedges, we expect to reclassify gains of $1 (pre-tax) during the next 12 months. Ineffectiveness related to our hedges was insignificant for the nine and three months ended September 30, 2011 and 2010.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility, expiring November 2012. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at September 30, 2011 was $51. At September 30, 2011, there was no collateral posted related to our derivatives.

Note 14 – Fair Value Measurements

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

	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$1,110	$1,110			$3,337	$3,337
Available-for-sale investments	8	4		$4	15	10		$5
Derivatives	141		$141		227		$227

Total assets	$1,259	$1,114	$141	$4	$3,579	$3,347	$227	$5

Liabilities
Derivatives	$(124)		$(124)		$(115)		$(115)

Total liabilities	$(124)		$(124)		$(115)		$(115)

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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the nine months ended September 30, and the carrying value and asset classification of the related assets as of September 30:

	2011		2010
	Carrying Value	Total Losses	Carrying Value	Total Losses
Operating lease equipment	$70	$(49)	$263	$(111)
Acquired intangible asset	8	(1)
Property, plant and equipment				(4)

Total	$78	$(50)	$263	$(115)

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

Fair Value Disclosures

The following table presents our financial assets and liabilities that are not measured at fair value on a recurring basis.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable	$6,296	$6,167	$5,422	$5,283
Notes receivable	633	660	480	501
Liabilities
Debt, excluding capital lease obligations	(12,141)	(14,157)	(12,234)	(13,525)
Accounts payable	(8,502)	(8,489)	(7,715)	(7,704)
Residual value and credit guarantees	(8)	(8)	(12)	(11)
Contingent repurchase commitments	(7)	(5)	(7)	(84)

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

Note 15 – Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Potentially material contingencies are discussed below.

We are subject to various U.S. government investigations, from which civil, criminal or administrative proceedings could result or have resulted. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material effect on our financial position, results of operations, or cash flows, except as set forth below. Unless otherwise indicated below, a range of loss associated with any individual legal proceeding set forth below cannot be estimated.

A-12 Litigation

In 1991, the Department of the Navy (the Navy) notified McDonnell Douglas Corporation (now merged into The Boeing Company) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2011, inventories included approximately $586 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2011. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If, upon remand, the courts hold, contrary to our belief, that the government was not obligated to share its superior knowledge and determines that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $236 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (which interest currently totals up to $1,555). In that event, our loss would total approximately $1,724 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,173, including interest from June 26, 1991.

Employment, Labor and Benefits Litigation

We have been named as a defendant in two pending class action lawsuits filed in the U.S. District Court for the District of Kansas, each related to the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit). The first action involves allegations that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated the Employee Retirement Income Security Act (ERISA), violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. During the second quarter of 2010, the court granted summary judgment in favor of Boeing and Spirit on all class action claims. Following certain procedural motions, plaintiffs filed a notice of appeal to the Tenth Circuit Court of Appeals on August 10, 2011, and are seeking to stay all remaining individual claims in the district court pending resolution of the appeal.

The second action, initiated in 2007, alleges collective bargaining agreement breaches and ERISA violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. Discovery in the case is ongoing. Spirit has agreed to indemnify Boeing for any and all losses in the first action, with the exception of claims arising from employment actions prior to January 1, 2005. While Spirit has acknowledged a limited indemnification obligation in the second action, we believe that Spirit is obligated to indemnify Boeing for any and all losses in the second action. Written discovery closed by joint stipulation of the parties on June 6, 2011. Depositions concluded on August 18, 2011. The filing dates for dispositive motions are scheduled for the fourth quarter of 2011 and first quarter of 2012.

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

The Seventh Circuit remanded the case to the district court for further proceedings. On March 2, 2011, plaintiffs filed an amended motion for class certification and a supplemental motion on August 7, 2011. Boeing’s opposition to class certification was filed on September 6, 2011. Plaintiffs’ reply brief in support of class certification was filed on September 27, 2011.

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

On February 26, 2009 the trial court granted in part and denied in part post-trial motions we filed seeking to set aside the verdict. As a result, on March 3, 2009, the court entered an amended judgment for ICO in the amount of $604, which included $371 in compensatory damages, $207 in punitive damages and $26 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest) from January 2, 2009. As of September 30, 2011, the amount of post-judgment interest totaled $166.

We filed a notice of appeal and ICO filed a notice of cross-appeal in March 2009. As of November 1, 2010, the appeals were fully briefed. Oral argument is scheduled for October 27, 2011. We believe that we have substantial arguments on appeal, which we intend to pursue vigorously.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers initially sought over $385 in damages and $10 in lost profits, but revised their demand to $263. BSSI has asserted a counterclaim against Telesat for $13.1 in unpaid performance incentive payments plus late charges. BSSI also asserted a $180 contingent counterclaim on the theory that any ultimate award to reimburse the insurers for their payments to Telesat could only result from Telesat’s breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand. The arbitration was stayed pending an application by Telesat to the Ontario Superior Court on a preliminary issue. On July 16, 2010, the court denied Telesat’s request to exclude certain evidence, but granted its alternative request to remove the Chairperson from the arbitration panel. A new Chairperson was appointed on August 19, 2010, and the stay has been lifted. The arbitration hearing has been rescheduled for April 16, 2012.

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

Note 16 – Business Segment Data

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

Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Commercial Airplanes	$572	$396	$204	$186
Boeing Capital Corporation	49	59	15	26

Total	$621	$455	$219	$212

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

	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Share-based plans	$(63)	$(112)	$(19)	$(22)
Deferred compensation	4	(84)	64	(47)
Pension	(216)	64	(58)	21
Postretirement	(208)	(36)	(175)	(12)
Capitalized interest	(39)	(41)	(8)	(13)
Eliminations and other	(182)	(253)	(110)	(154)

Total	$(704)	$(462)	$(306)	$(227)

Segment assets and liabilities are summarized in the following tables.

Assets	September 30 2011	December 31 2010
Commercial Airplanes	$33,819	$28,341
Boeing Defense, Space & Security:
Boeing Military Aircraft	8,029	6,725
Network & Space Systems	7,302	7,456
Global Services & Support	3,748	3,691

Total Boeing Defense, Space & Security	19,079	17,872
Boeing Capital Corporation	4,947	5,561
Other segment	918	779
Unallocated items and eliminations	15,400	16,012

Total	$74,163	$68,565

Liabilities	September 30 2011	December 31 2010
Commercial Airplanes	$19,995	$19,663
Boeing Defense, Space & Security:
Boeing Military Aircraft	3,858	4,028
Network & Space Systems	1,085	953
Global Services & Support	1,533	1,579

Total Boeing Defense, Space & Security	6,476	6,560
Boeing Capital Corporation	3,742	3,861
Other segment	885	937
Unallocated items and eliminations	37,004	34,682

Total	$68,102	$65,703

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2011, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/S/ DELOITTE & TOUCHE LLP

Chicago, Illinois

October 26, 2011

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Examples of forward-looking statements include statements relating to our future financial condition and operating results, as well as any other statement that does not directly relate to any historical or current fact.

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

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” on pages 6 through 14 of our most recent Annual report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations’ and Notes, 8, 9, and 15 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking information speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Revenues	$49,180	$47,756	$17,727	$16,967
Earnings from operations	$4,247	$3,868	$1,714	$1,387
Operating margins	8.6%	8.1%	9.7%	8.2%
Effective income tax rate	33.6%	38.8%	33.4%	32.7%
Net earnings from continuing operations	$2,624	$2,145	$1,094	$837
Diluted earnings per share	$3.49	$2.89	$1.46	$1.12

(Dollars in millions)	September 30 2011	December 31 2010
Contractual backlog	$316,859	$303,955
Unobligated backlog	14,727	16,871

Revenues

The following table summarizes revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Commercial Airplanes	$25,476	$23,650	$9,515	$8,749
Boeing Defense, Space & Security	23,505	23,778	8,200	8,182
Boeing Capital Corporation	416	494	126	170
Other segment	107	107	33	27
Unallocated items and eliminations	(324)	(273)	(147)	(161)

Total	$49,180	$47,756	$17,727	$16,967

Revenues for the nine and three months ended September 30, 2011 increased by $1,424 million and $760 million or 3% and 4% compared with the same periods in 2010. Commercial Airplanes revenues increased by $1,826 million and $766 million or 8% and 9% primarily due to higher new airplane and commercial aviation services sales. Boeing Defense, Space & Security (BDS) revenues decreased by $273 million for the nine months and increased by $18 million for the three months compared with the same periods in the prior year. The nine month decrease was primarily due to lower revenues in the Network & Space Systems (N&SS) and Global Services & Support (GS&S) segments, partially offset by higher revenues in the Boeing Military Aircraft (BMA) segment. The three month increase was due to higher BMA revenues partially offset by lower revenues in the N&SS and GS&S segments.

Earnings From Operations

The following table summarizes earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Commercial Airplanes	$2,514	$2,379	$1,085	$1,017
Boeing Defense, Space & Security	2,293	2,059	824	684
Boeing Capital Corporation	133	146	19	45
Other segment	11	(254)	92	(132)
Unallocated items and eliminations	(704)	(462)	(306)	(227)

Total	$4,247	$3,868	$1,714	$1,387

Earnings from operations for the nine and three months ended September 30, 2011 increased by $379 million and $327 million compared with the same periods in 2010. Commercial Airplanes earnings from operations for the nine months ended September 30, 2011 increased by $135 million. This increase was primarily due to earnings from higher revenues on new airplane deliveries and commercial aviation services, partially offset by increases in research and development. Commercial Airplanes earnings from operations for the three months ended September 30, 2011 increased by $68 million. The increase was primarily due to earnings from higher revenues on new airplane deliveries and a reduction in research and development costs related to certifications of the 747-8 Freighter and 787-8, partially offset by increases in period costs associated with business growth. BDS earnings increased by $234 million and $140 million compared with the same periods in 2010. The increase for the nine months was primarily due to higher earnings in the BMA and N&SS segments. The increase for the three months was due to higher earnings in all three BDS segments. Unallocated items and eliminations changed by $242 million and $79 million reflecting higher pension and postretirement costs partially offset by lower share-based plan expense and deferred compensation costs.

The most significant expense items not allocated to segments are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Share-based plans	$(63)	$(112)	$(19)	$(22)
Deferred compensation	4	(84)	64	(47)
Pension	(216)	64	(58)	21
Postretirement	(208)	(36)	(175)	(12)
Eliminations and other	(221)	(294)	(118)	(167)

Total	$(704)	$(462)	$(306)	$(227)

Deferred compensation expense decreased by $88 million and $111 million for the nine and three months ended September 30, 2011 compared with the same periods in 2010. The year over year changes are primarily driven by changes in our stock price and broad stock market conditions.

Eliminations and other expense for the nine and three months ended September 30, 2011 decreased by $73 million and $49 million compared with the same periods in 2010, primarily due to the timing of intercompany allocations.

Unallocated pension costs for the nine and three months ended September 30, 2011 increased by $280 million and $79 million compared with the same periods in 2010. The increase for the nine months reflects higher amortization of prior actuarial losses, lower discount rates and C-17 related pension curtailment charges. The increase for the three months reflects higher amortization of prior actuarial losses and lower discount rates. The increase in unallocated postretirement expense for the nine and three months ended September 30, 2011 includes $161 million of additional expense recorded during the quarter due to an adjustment primarily related to prior years’ accumulated postretirement benefit obligations. See the discussion of the postretirement liability understatement in Note 11 to our Condensed Consolidated Financial Statements.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America in the condensed consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. We recorded net periodic benefit cost related to pensions and other postretirement benefits of $2,400 million and $911 million for the nine and three months ended September 30, 2011 and $1,430 million and $463 million for the nine and three months ended September 30, 2010. Not all net periodic benefit cost is recognized in earnings in the period incurred. A portion of net periodic benefit cost is allocated to production as product cost and a portion remains in inventory at the end of the reporting period. Earnings from operations included the following net periodic benefit cost allocated to business segments and Unallocated items and eliminations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2011	2010	2011	2010
Allocated to business segments	$(1,088)	$(911)	$(331)	$(301)
Other unallocated items and eliminations	(216)	64	(58)	21

Total	$(1,304)	$(847)	$(389)	$(280)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefit Plans	2011	2010	2011	2010
Allocated to business segments	$(353)	$(340)	$(106)	$(112)
Other unallocated items and eliminations	(208)	(36)	(175)	(12)

Total	$(561)	$(376)	$(281)	$(124)

Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Earnings from operations	$4,247	$3,868	$1,714	$1,387
Other income/(expense), net	76	20	49	(13)
Interest and debt expense	(374)	(384)	(121)	(130)

Earnings before income taxes	3,949	3,504	1,642	1,244
Income tax expense	(1,325)	(1,359)	(548)	(407)

Net earnings from continuing operations	$2,624	$2,145	$1,094	$837

The increase in Other income is primarily due to gains on foreign exchange contracts.

The effective tax rates were 33.6% and 33.4% for the nine and three months ended September 30, 2011 and 38.8% and 32.7% for the same periods in the prior year. The decrease in the effective tax rate for the nine months as compared with the prior year was primarily due to an income tax charge of $150 million recorded during the first quarter of 2010 as a result of the Patient Protection and

Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. The decrease in the effective tax rate for the nine months as compared with the prior year was also due to U.S. research and development tax credit benefits that exist in 2011, but did not exist as of September 30, 2010. In December 2010, the research and development tax credit was retroactively renewed for 2010 and extended through December 31, 2011.

For additional discussion related to Income Taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the nine months ended September 30, 2011 compared with December 31, 2010 was primarily due to Commercial Airplanes.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the nine months ended September 30, 2011 was due to funding of existing multi-year contracts and partial terminations for convenience by the U.S. Army of the Brigade Combat Team Modernization (BCTM) program, partially offset by the U.S. Air Force (USAF) contract for the KC-46A Tanker.

Additional Considerations

KC-46A Tanker On February 24, 2011, we were awarded a contract from the USAF to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker will be a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive firm contract, valued at $4.9 billion and involves highly complex designs. Changes to our estimated cost to perform the work could result in a material charge. This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. For segment reporting purposes, backlog, revenues and costs are recorded in the Commercial Airplanes and BMA segments.

Segment Results of Operations

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment Global economic uncertainty, as well as factors such as political turmoil in the Middle East, the March 2011 natural disasters in Japan, the European sovereign debt crisis, deficit reduction challenges in the U.S., and high fuel prices continue to impact airline traffic and costs. Due in large part to these factors, net profits for the global airline industry are expected to total $7 billion in 2011, reduced from $18 billion in 2010. In the face of these challenges, passenger traffic has been more resilient than air cargo traffic. While the European sovereign debt crisis may result in reduced levels of commercial bank financing for aircraft, we expect increases from other sources of financing, such as capital markets, lessors, and regional banks.

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

Operating Results

	September 30	September 30	September 30	September 30
(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Revenues	$25,476	$23,650	$9,515	$8,749
Earnings from operations	$2,514	$2,379	$1,085	$1,017
Operating margins	9.9%	10.1%	11.4%	11.6%

(Dollars in millions)	September 30 2011	December 31 2010
Contractual backlog	$270,289	$255,591
Unobligated backlog	2,190	49

Revenues

Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	Nine months ended September 30, 2011 vs. September 30, 2010	Three months ended September 30, 2011 vs. September 30, 2010
New airplane sales	$1,363	$750
Commercial aviation services	464	42
Other	(1)	(26)

Total	$1,826	$766

Revenues for the nine and three months ended September 30, 2011 increased by $1,826 million and $766 million or 8% and 9% compared with the same periods of 2010 primarily due to higher new airplane and commercial aviation services sales.

Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

Program	737	747	767	777	787	Total
Deliveries during the first nine months of 2011	281		14	53	1	349
Deliveries during the first nine months of 2010	281		9	56		346
Deliveries during the third quarter of 2011	100		5	21	1	127
Deliveries during the third quarter of 2010	100		3	21		124
Cumulative deliveries as of 9/30/2011	3,787	1,418	1,008	963	1
Cumulative deliveries as of 12/31/2010	3,506	1,418	994	910

Earnings From Operations

Earnings from operations for the nine months ended September 30, 2011 increased by $135 million. This increase was primarily due to earnings from higher revenues on new airplane deliveries and commercial aviation services, partially offset by increases in period costs associated with business growth and increases in research and development.

Earnings from operations for the three months ended September 30, 2011 increased by $68 million. The increase was primarily due to earnings from higher revenues on new airplane deliveries and a reduction in research and development cost related to certifications of the 747-8 Freighter and 787-8, partially offset by increases in period costs associated with business growth.

Backlog

The increase in contractual backlog during the nine months ended September 30, 2011 was due to net orders in excess of revenues and changes in projected revenue escalation. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers. The increase in unobligated backlog represents Commercial Airplanes’ share of the USAF contract for the KC-46A Tanker.

Accounting Quantity

The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 9/30/2011	737	747	767	777	787
Program accounting quantities	5,600	1,549	1,060	1,300	1,100
Undelivered units under firm orders	2,215	111	49	325	820
Cumulative firm orders	6,002	1,529	1,057	1,288	821

	Program
As of 12/31/2010	737	747	767	777	787
Program accounting quantities	5,000	1,524	1,048	1,150	*
Undelivered units under firm orders	2,186	107	50	253	847
Cumulative firm orders	5,692	1,525	1,044	1,163	847

*	The initial accounting quantity for the 787 program was established in the third quarter of 2011.

737 Program The accounting quantity for the 737 program was unchanged for the three months ended September 30, 2011, and increased by 600 units during the nine months ended September 30, 2011 to reflect the current backlog and continued demand. During 2010, we announced plans to increase monthly production from 31.5 to 35 airplanes per month beginning in 2012 and a further increase to 38 airplanes per month beginning in 2013. On June 15, 2011, to address continued demand for delivery positions, we announced plans to increase production of the 737 to 42 aircraft per month beginning in 2014. On August 30, 2011, we announced the launch of the 737 MAX, the new engine variant of the 737.

747 Program The accounting quantity for the 747 program was unchanged for the three months ended September 30, 2011 and increased by 25 units during the nine months ended September 30, 2011. The 747-8 Freighter was certified during the third quarter and first delivery occurred in October 2011. First flight of the 747-8 Intercontinental passenger derivative occurred on March 20, 2011. The 747-8 Intercontinental remains on track for certification in the fourth quarter. First delivery is now scheduled for first quarter 2012 due to a delay in flight testing and the time required to incorporate all flight test driven changes. In addition to continuing flight testing and certification efforts on the 747-8 Intercontinental, we remain focused on incorporating engineering and design changes identified during flight testing into aircraft completed prior to certification, achieving a planned increase in 747 production rate from 1.5 to 2 airplanes per month in mid-2012, reducing out-of-sequence work and improving supply chain efficiency. If risks associated with these activities cannot be mitigated it could result in customer claims and/or supplier assertions and/or result in an additional reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.

767 Program The accounting quantity for the 767 program was unchanged for the three months ended September 30, 2011 and increased by 12 units during the nine months ended September 30, 2011 due to the program’s normal progress of obtaining additional orders and delivering aircraft.

777 Program The accounting quantity for the 777 program increased by 50 and 150 units during the three and nine months ended September 30, 2011 due to the program’s normal progress of obtaining additional orders and delivering aircraft. As planned, the 777 program’s first delivery at 7 airplanes per month from 5 per month occurred in June 2011.

787 Program We completed initial type certification flight testing activities and received design and production certifications for the 787-8 during the third quarter of 2011. We delivered the first 787 airplane in September 2011.

We continue to monitor and address challenges associated with aircraft assembly, including management of our extended global supply chain, incorporation of design changes into aircraft in various stages of assembly, completion and integration of traveled work as well as weight and systems integration. For example, in 2011 we delayed production rate increases and some 787 component deliveries to reduce out-of-sequence work moving into final assembly at our Everett factory and improve supply chain efficiency. In addition, a number of engineering and other design changes identified during flight testing are being incorporated on aircraft completed prior to certification.

We remain focused on achieving planned increases in 787 production rates while continuing to satisfy customer mission and performance requirements. We currently expect to increase production of 787 aircraft to 10 aircraft per month by late 2013. Our efforts to achieve planned production rate targets include improving the production system, coordinating rate increases with suppliers, the start-up of the second assembly line in North Charleston, South Carolina and establishing transitional surge capacity at our Everett location. With successful completion of the 787-9 critical design review we have assessed the schedule and first delivery is now expected in early 2014, although we continue to look for opportunities to regain schedule. In addition, we continue to work with our customers and suppliers to assess the specific impacts of prior schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.

During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. We believe that the other three 787 flight test aircraft are commercially saleable and we continue to include costs related to those airplanes in program inventory at September 30, 2011. If we determine that one or more of the other aircraft cannot be sold, we may incur additional charges.

This quarter we established an initial accounting quantity of 1,100 units, representing approximately 10 years of production at planned production rates. The cumulative impacts of production challenges, change incorporation, schedule delays and customer and supplier impacts have created significant pressure on program profitability and therefore we have recorded a low margin on our initial delivery. Future production challenges, including not meeting one or more planned production rate increases going forward, or introducing the 787-9 derivative as scheduled, could result in additional customer claims and/or supplier assertions as well as result in further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.

Additional Considerations

The 787 and 747-8 programs highlight the risks inherent in new airplane programs and new derivative airplanes. Development continues on the 787-9. In the third quarter of 2011 we launched a variant of the 737 that will feature new more fuel efficient engines – the 737 MAX. Costs related to development of new programs and derivative airplanes are expensed as incurred. Costs to produce new aircraft are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As technical or quality issues arise, such as issues experienced on the 787 and 747-8 programs, we may experience schedule delays and higher costs to complete new programs and derivative aircraft. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. There are other factors that could also result in lower margins or a material charge if a program has or is determined to have reach-forward losses. These include: changes to the program accounting quantity, customer and model mix, production costs and rates, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Boeing Defense, Space & Security

Operating Results

	September 30	September 30	September 30	September 30
(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Revenues	$23,505	$23,778	$8,200	$8,182
Earnings from operations	$2,293	$2,059	$824	$684
Operating margins	9.8%	8.7%	10.0%	8.4%

(Dollars in millions)	September 30 2011	December 31 2010
Contractual backlog	$46,570	$48,364
Unobligated backlog	12,536	16,822

Revenues

BDS revenues for the nine and three months ended September 30, 2011 decreased by $273 million and increased by $18 million or 1% and materially unchanged compared with the same periods in 2010. In both periods revenues were lower in the N&SS and GS&S segments and higher in the BMA segment.

Earnings From Operations

BDS operating earnings for the nine and three months ended September 30, 2011 increased by $234 million and $140 million compared with the same periods in 2010. The increase for the nine months was primarily due to higher earnings in the BMA and N&SS segments. The increase for the three months was due to higher earnings in all three BDS segments.

Backlog

BDS total backlog decreased 9% in 2011, from $65,186 million at December 31, 2010 to $59,106 million at September 30, 2011, due to current year deliveries, sales on multi-year contracts awarded in prior years and partial terminations for convenience by the U.S. Army of the BCTM program, partially offset by new orders.

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

Boeing Military Aircraft

Operating Results

	September 30	September 30	September 30	September 30
(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Revenues	$10,998	$10,611	$3,964	$3,790
Earnings from operations	$1,152	$935	$397	$312
Operating margins	10.5%	8.8%	10.0%	8.2%

(Dollars in millions)	September 30 2011	December 31 2010
Contractual backlog	$24,191	$25,094
Unobligated backlog	8,432	8,297

Revenues

BMA revenues for the nine and three months ended September 30, 2011 increased by $387 million and $174 million, increases of 4% and 5% compared with the same periods in 2010. The increases were primarily due to higher AEW&C and C-17 revenues partially offset by lower revenues on the F-22, F/A-18 and Apache programs. AEW&C revenues increased in 2011 primarily due to delivery of the first Peace Eye aircraft, while the C-17 increase reflects a change in delivery mix and lower 2010 C-17 deliveries due to a second quarter 2010 labor strike.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
F/A-18 Models	38	39	13	15
F-15E Eagle	11	10	3	3
C-17 Globemaster	11	10	4	4
AH-64 Apache		11		2
CH-47 Chinook	22	13	6	5
AEW&C	2	3	2
KC-767 International Tanker	1

Total new-build production aircraft	85	86	28	29

Earnings From Operations

BMA operating earnings for the nine and three months ended September 30, 2011 increased by $217 million and $85 million, increases of 23% and 27% compared with the same periods in 2010. The increase for the nine month period was partially due to higher C-17 revenues and lower research and development costs, partially offset by lower earnings on the F-22 and Apache programs. The increase for the three month period was primarily due to improved earnings on the C-17 program and earnings on the Peace Eye delivery, partially offset by lower earnings on F/A-18, F-22 and Apache programs. Operating earnings for the nine and three month periods in 2010 were negatively impacted by charges recorded on the KC-767 International Tanker program, while operating earnings in 2010 and 2011 were reduced by charges recorded on the AEW&C program.

Backlog

BMA total backlog was $32,623 million at September 30, 2011 a decrease of 2% from December 31, 2010 primarily due to current year deliveries and sales on multi-year contracts awarded in prior years partially offset by BMA’s share of the USAF contract awards for the KC-46A Tanker and P-8A.

Additional Considerations

AEW&C The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. A total of five Wedgetail aircraft have been delivered to Australia with initial customer acceptance. Four were delivered in 2010 and one in September 2011. The final Wedgetail aircraft is scheduled for delivery with initial customer acceptance in the first quarter of 2012. Final customer acceptance for all six Wedgetail aircraft is also scheduled to be completed during the first quarter of 2012. In January 2011, the Peace Eagle program began the formal test phase. The first Peace Eye aircraft was delivered to the Republic of Korea in September 2011. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate;

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

C-17 and F-15 See the discussion of the C-17 and F-15 programs in Note 8 to our Condensed Consolidated Financial Statements.

Network & Space Systems

Operating Results

	September 30	September 30	September 30	September 30
(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Revenues	$6,706	$7,021	$2,276	$2,344
Earnings from operations	$520	$493	$179	$152
Operating margins	7.8%	7.0%	7.9%	6.5%

(Dollars in millions)	September 30 2011	December 31 2010
Contractual backlog	$9,451	$9,586
Unobligated backlog	3,892	8,435

Revenues

N&SS revenues for the nine and three months ended September 30, 2011 decreased by $315 million and $68 million, decreases of 4% and 3% compared with the same periods in 2010. The decrease for the nine months was primarily due to lower BCTM, SBInet and GMD revenues, partially offset by higher sales of Delta inventory to United Launch Alliance (ULA), revenues of Argon ST, Inc. acquired in August 2010 and higher satellite revenues. The decrease for the three months was primarily due to lower BCTM, SBInet and GMD revenues, partially offset by higher sales of Delta inventory to ULA and higher satellite revenues.

Earnings From Operations

N&SS operating earnings for the nine and three months ended September 30, 2011 each increased by $27 million, increases of 5% and 18% compared with the same periods in 2010. The increase for the nine months was due to higher earnings from our investment in ULA and a gain from a property sale partially offset by lower earnings on the BCTM and GMD programs. The increase for the three months was primarily due to higher earnings on several satellite programs, partially offset by lower earnings on the BCTM and GMD programs and lower income from our investments in joint ventures.

Backlog

N&SS total backlog was $13,343 million at September 30, 2011, a decrease of 26% from December 31, 2010 primarily due to partial terminations for convenience by the U.S. Army of the BCTM program and revenues recognized on multi-year contracts awarded in prior years.

Additional Considerations

United Launch Alliance See the discussion of Commitments to ULA and Indemnifications to ULA in Notes 8 and 9 to our Condensed Consolidated Financial Statements.

Sea Launch See the discussion of the Sea Launch receivables in Note 7 to our Condensed Consolidated Financial Statements.

Satellites See the discussions of Boeing Satellite Systems International, Inc. in Note 15 to our Condensed Consolidated Financial Statements.

Global Services & Support

Operating Results

	September 30	September 30	September 30	September 30
(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Revenues	$5,801	$6,146	$1,960	$2,048
Earnings from operations	$621	$631	$248	$220
Operating margins	10.7%	10.3%	12.7%	10.7%

(Dollars in millions)	September 30 2011	December 31 2010
Contractual backlog	$12,928	$13,684
Unobligated backlog	212	90

Revenues

GS&S revenues for the nine and three months ended September 30, 2011 decreased by $345 million and $88 million compared with the same periods in 2010. The 6% decrease for the nine months was primarily due to the conclusion of our KC-10 support program in 2010 and lower 2011 deliveries and volume in several Training Systems & Services (TS&S) and Integrated Logistics (IL) programs. The 4% decrease for the three months was primarily due to lower 2011 deliveries and volume in several TS&S and IL programs. These decreases were partially offset by higher international revenues.

Earnings From Operations

GS&S operating earnings for the nine and three months ended September 30, 2011 decreased by $10 million and increased by $28 million compared with the same periods in 2010. The decrease for the nine months was primarily due to lower revenues. The increase for the three months was primarily due to unfavorable performance adjustments on several IL programs in 2010.

Backlog

GS&S total backlog was $13,140 million at September 30, 2011, a decrease of 5% from December 31, 2010, primarily due to revenues recognized on multi-year contracts awarded in prior years on several IL programs, partially offset by a TS&S contract award on the P-8A program.

Boeing Capital Corporation

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Revenues	$416	$494	$126	$170
Earnings from operations	$133	$146	$19	$45
Operating margins	32%	30%	15%	26%

Revenues

Boeing Capital Corporation (BCC) segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the nine and three months ended September 30, 2011 decreased $78 million and $44 million compared with the same periods in 2010 primarily due to lower interest income on notes receivable resulting from a lower weighted average notes receivable balance and lower operating lease income from a smaller portfolio of equipment under operating leases as a result of return of aircraft and lower lease rates on re-leased aircraft.

Earnings From Operations

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the nine and three months ended September 30, 2011 decreased by $13 million and $26 million compared with the same periods in 2010 primarily due to lower revenues and higher asset impairment expense partially offset by lower interest expense, lower depreciation expense and a reduction in the allowance for losses.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2011	December 31 2010
BCC customer financing and investment portfolio	$4,342	$4,694
Valuation allowance as a % of total receivables	2.4%	3.8%
Debt	$3,407	$3,446
Debt-to-equity ratio	6.2-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at September 30, 2011 decreased from December 31, 2010 due to normal portfolio run-off and asset sales, partially offset by the origination of notes receivable. At September 30, 2011 and December 31, 2010, BCC had $541 million and $583 million of assets that were held for sale or re-lease, of which $485 million and $28 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $105 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or we are seeking to have the leases extended.

BCC enters into certain transactions with the Other segment in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with BCC. As of September 30, 2011, BCC has not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.

On May 2, 2011, Southwest Airlines Co. (Southwest) completed its acquisition of AirTran Holdings, Inc. AirTran Holdings’ successor entity (AirTran) and its subsidiaries represent approximately 27% of our gross customer financing portfolio carrying value, consisting principally of 717 aircraft. AirTran is the largest customer in terms of BCC’s segment revenue and customer financing portfolio carrying value. We continue to evaluate the impact of the AirTran/Southwest merger, and Southwest’s continuing efforts to integrate the two operations, on our business. At September  30, 2011 we assigned an upgraded internal credit rating category of BB to our receivables with AirTran.

Other Segment

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Revenues	$107	$107	$33	$27
Earnings/(loss) from operations	11	(254)	92	(132)

Other segment earnings for the nine and three months ended September 30, 2011 increased by $265 million and $224 million compared with the same periods in 2010, primarily due to a reduction in the allowance for losses on receivables.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2011	2010
Net earnings	$2,625	$2,143
Non-cash items	1,510	1,688
Changes in working capital	(3,043)	(1,995)

Net cash provided by operating activities	1,092	1,836
Net cash provided/(used) by investing activities	856	(6,480)
Net cash used by financing activities	(1,354)	(1,645)
Effect of exchange rate changes on cash and cash equivalents	1	(62)

Net increase/(decrease) in cash and cash equivalents	595	(6,351)
Cash and cash equivalents at beginning of year	5,359	9,215

Cash and cash equivalents at end of period	$5,954	$2,864

Operating Activities Net cash provided by operating activities of $1,092 million during the nine months ended September 30, 2011 decreased by $744 million compared with the same period in 2010 primarily due to continued growth in inventory as we prepare for deliveries and production ramp-up of the 787 and 747-8 airplanes partially offset by increases in advances and accounts payable.

Investing Activities Cash provided by investing activities of $856 million during the nine months ended September 30, 2011 increased by $7,336 million compared with the same period in 2010,

largely due to changes in investments which primarily consist of time deposits. Net proceeds from investments were $1,917 million in 2011 compared with net contributions to investments of $5,088 million in 2010. Capital spending in 2011 is higher than 2010 due to the construction of a 787 final assembly line in North Charleston, South Carolina, investment to support commercial airplane production rate increases and ongoing capital improvements.

Financing Activities Cash used by financing activities totaled $1,354 million during the nine months ended September 30, 2011 compared with $1,645 million used during the nine months ended September 30, 2010.

During the three months ended September 30, 2011, proceeds from BCC borrowings amounted to $745 million and during the nine months ended September 30, 2011, we repaid $895 million of debt, including scheduled repayments of $794 million of debt held at BCC. The recorded balance of debt as of September 30, 2011 was $12,380 million, of which $1,603 million was classified as short-term. This includes $3,407 million of debt recorded at BCC, of which $834 million was classified as short-term.

During the nine months ended September 30, 2011, we did not repurchase any shares through our open market share repurchase program and had 304,304 shares transferred to us from employees for tax withholding.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. As of September 30, 2011, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $4,376 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings.

Financing commitments totaled $15,624 million and $9,865 million as of September 30, 2011 and December 31, 2010. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.

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

As of September 30, 2011, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 9 to our Condensed Consolidated Financial Statements.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 15 to our Condensed Consolidated Financial Statements, including our contesting the default termination of the A-12 aircraft, certain employment, labor and benefits litigation, litigation/arbitration involving BSSI programs and civil securities litigation relating to disclosures concerning the 787 program.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $787 million at September 30, 2011. For additional information, see Note 8 to our Condensed Consolidated Financial Statements.

Income Taxes We have recorded a net liability of $1,273 million at September 30, 2011 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2010.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 15 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

On June 29, 2011, the Washington State Department of Ecology imposed a fine of $102,000 for failing to follow proper reporting procedures after discovering a jet fuel spill in May 2010. We paid the fine during the third quarter.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended September 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2011 thru 7/31/2011	36,263	$73.99		$3,610
8/1/2011 thru 8/31/2011	1,785	68.97		3,610
9/1/2011 thru 9/30/2011	5,237	63.01		3,610

Total	43,285	$72.46

(1)

We purchased an aggregate of 43,088 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. In addition, we purchased an aggregate of 197 shares in swap transactions.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Exhibits

(3)(ii)	By-Laws of the Boeing Company, as amended and restated October 3, 2011 (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 3, 2011).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31)(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 26, 2011	/S/ GREGORY D. SMITH
(Date)	Gregory D. Smith Vice President of Finance & Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)