Form 10-K
period 2011-12-31
BOEING CO
filed 2012-02-09
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of June 30, 2011, there were 740,571,310 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $54.8 billion.

The number of shares of the registrant’s common stock outstanding as of February 1, 2012 was 745,720,763.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2011.

THE BOEING COMPANY

Index to the Form 10-K

For the Fiscal Year Ended December 31, 2011

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

Commercial Airplanes Segment

The Commercial Airplanes segment develops, produces and markets commercial jet aircraft and provides related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and non-U.S. airlines. This family of commercial jet aircraft in production includes the 737 narrow-body model and the 747, 767, 777 and 787 wide-body models. Development continues on the 787-9 derivative. In the third quarter of 2011 we launched a variant of the 737 that will feature new more fuel efficient engines – the 737 MAX. The Commercial Airplanes segment also offers aviation services support, aircraft modifications, spares, training, maintenance documents and technical advice to commercial and government customers worldwide.

Boeing Defense, Space & Security

Our BDS operations principally involve research, development, production, modification and support of the following products and related systems: global strike systems, including fighters, bombers, combat rotorcraft systems, weapons and unmanned systems; global mobility systems, including transport and tanker aircraft, rotorcraft transport and tilt-rotor systems; airborne surveillance and reconnaissance aircraft, including command and control, battle management and airborne anti-submarine aircraft; network and tactical systems, including electronics and mission systems; information solutions including cybersecurity, secure mobile applications, analytics and secure infrastructure; strategic missile and defense systems; space and intelligence systems, including satellites and commercial satellite launching vehicles; and space exploration. BDS is committed to providing affordable, best-of-industry solutions and brings value to customers through its ability to solve the most complex problems utilizing expertise in large-scale systems integration, knowledge of legacy platforms and development of common network-enabled solutions across all customers’ domains. BDS’ primary customer is the United States Department of Defense (U.S. DoD) with 76% of BDS 2011 revenues being derived from this customer. Other significant revenues were derived from the National Aeronautics and Space Administration (NASA) and international defense markets, civil markets and commercial satellite markets. BDS consists of three capabilities-driven businesses: BMA, N&SS and

GS&S. Additionally, the Phantom Works group is an integrated team that works with the three businesses via product development, rapid prototyping and customer engagement through experimentation and enterprise technology investment strategies.

Boeing Military Aircraft Segment

This segment is engaged in the research, development, production and modification of manned and unmanned military weapons systems for the global strike, mobility and surveillance and engagement markets as well as related services. Included in this segment are the A160 Hummingbird, AH-64 Apache, Airborne Early Warning and Control (AEW&C), CH-47 Chinook, C-17 Globemaster, EA-18G Growler Airborne Attack Electronic Aircraft, F/A-18E/F Super Hornet, F-15 Strike Eagle, F-22 Raptor, Harpoon, USAF KC-46A Tanker, KC-767 International Tanker, Joint Direct Attack Munition, P-8A Poseidon, India P-8I, ScanEagle, Small Diameter Bomb, T-45TS Goshawk and V-22 Osprey.

Network & Space Systems Segment

This segment is engaged in the research, development, production and modification of products and services to assist our customers in transforming their operations through the following capabilities: network integration, information and cyber applications, command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) space exploration and satellites. Included in this segment are the Airborne Laser, Brigade Combat Team Modernization (BCTM), Combat Survivor Evader Locator (CSEL), Crew Space Transportation-100, cyber and security programs, directed energy, Enhanced Medium Altitude Reconnaissance and Surveillance System (EMARSS), Family of Advanced Beyond Line-of-Sight Terminals (FAB-T), Future Rapid Effects System, Global Positioning System, Ground-based Midcourse Defense (GMD), High Energy Laser Technology Demonstrator, International Space Station, Joint Tactical Radio System (JTRS), satellite systems, SBInet, Space Launch System, space payloads, Space Shuttle and Wideband Global SATCOM.

Global Services & Support Segment

This segment is engaged in the operations, maintenance, training, upgrades and logistics support functions for military platforms and operations. Included in this segment are the following activities: Integrated Logistics on platforms including AEW&C, AH-64, AV-8B, C-17, CH-47, F-15, F/A-18, F-22, GMD Operations and Support (O&S), KC-767 International Tanker, P-8A, T-45 and V-22; Maintenance, Modifications and Upgrades on platforms including A-10, B-1, B-2, B-52, C-32, C-40, C-130, E-4B, E-6, KC-10, KC-135, QF-16, T-38 and VC-25; Training Systems and Services on platforms including AH-64, C-17, F-15, F-16, F/A-18, P-8A and T-45; and Defense and Government Services including the Infrastructure and Range Services, Log C2 and LogNEC programs.

Boeing Capital Corporation Segment

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

Financial and Other Business Information

See page 54 for the Summary of Business Segment Data and Note 22 to our Consolidated Financial Statements for financial information, including revenues and earnings from operations, for each of our business segments.

Intellectual Property

We own numerous patents and have licenses for the use of patents owned by others, which relate to our products and their manufacture. In addition to owning a large portfolio of intellectual property, we also license intellectual property to and from third parties. For example, the U.S. government has licenses in our patents that are developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes. Unpatented research, development and engineering skills, as well as certain trademarks, trade secrets, and other intellectual property rights, also make an important contribution to our business. While our intellectual property rights in the aggregate are important to the operation of each of our businesses, we do not believe that our business would be materially affected by the expiration of any particular intellectual property right or termination of any particular intellectual property patent license agreement.

Non-U.S. Revenues

See Note 22 to our Consolidated Financial Statements for information regarding non-U.S. revenues.

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

Our total research and development expense amounted to $3.9 billion, $4.1 billion and $6.5 billion in 2011, 2010 and 2009, respectively. Research and development expense in 2009 included $2.7 billion of production costs related to the first three flight test 787 aircraft that cannot be sold due to the inordinate amount of rework and unique and extensive modifications that would be made to the aircraft.

Research and development costs also include bid and proposal efforts related to government products and services, as well as costs incurred in excess of amounts estimated to be recoverable under cost-sharing research and development agreements. Bid and proposal costs were $332 million, $355 million and $343 million in 2011, 2010 and 2009, respectively.

Research and development highlights for each of the major business segments are discussed in more detail in Segment Results of Operations and Financial Condition on pages 23 – 38.

Employees

Total workforce level at December 31, 2011 was approximately 171,700.

As of December 31, 2011, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with the Union
The International Association of Machinists and Aerospace Workers (IAM)	20%	We have two major agreements; one expiring in January of 2015 and one in September of 2016.

The Society of Professional Engineering Employees in Aerospace (SPEEA)	13%	We have two major agreements; one expiring in October of 2012 and one in December of 2013.

The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	2%	We have two major agreements; one expiring in October of 2014 and one in February of 2015.

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

BDS faces strong competition in all market segments, primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation. Non-U.S. companies such as BAE Systems and European Aeronautic Defence and Space Company (EADS), the parent of Airbus, continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain of our competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2012 with many international firms attempting to increase their U.S. presence.

Regulatory Matters

Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including but not limited to all of the branches of the U.S. military, NASA, the Federal Aviation Administration (FAA) and the Department of Homeland Security. Similar government authorities exist in our international markets.

Government Contracts. The U.S. government, and other governments, may terminate any of our government contracts at their convenience, as well as for default, based on our failure to meet specified performance measurements. If any of our U.S. government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default.

Commercial Aircraft. In the United States, our commercial aircraft products are required to comply with FAA regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Internationally, similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Joint Aviation Authorities.

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

A Potentially Responsible Party (PRP) has joint and several liability under existing U.S. environmental laws. Where we have been designated a PRP by the Environmental Protection Agency or a state environmental agency, we are potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites. If we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights to contribution from other PRPs. For additional information relating to environmental contingencies, see Note 12 to our Consolidated Financial Statements.

International. Our international sales are subject to U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls and repatriation of earnings. International sales are also subject to varying currency, political and economic risks.

Raw Materials, Parts, and Subassemblies

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

Suppliers

We are dependent upon the ability of a large number of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at our anticipated costs. While we maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and program/contract profitability, thereby jeopardizing our ability to fulfill commitments to our customers. We are also dependent on the availability of energy sources, such as electricity, at affordable prices.

Seasonality

No material portion of our business is considered to be seasonal.

Executive Officers of the Registrant

See “Item 10. Directors, Executive Officers and Corporate Governance” in Part III.

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

Forward-Looking Statements

This report, as well as our Annual Report to Shareholders, quarterly reports, and other filings we make with the SEC, press releases and other written and oral communications, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates” and similar expressions are used to identify these forward-looking statements. Examples of forward-looking statements include statements related to our future financial condition and operating results, as well as any other statement that does not directly relate to any historical or current fact.

Forward-looking statements are based on our current expectations and assumptions, which may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors, including those set forth in the “Risk Factors” section below could cause actual results to differ materially and adversely from these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 1A. Risk Factors

An investment in our common stock or debt securities involves risks and uncertainties and our actual results and future trends may differ materially from our past or projected future performance. We urge investors to consider carefully the risk factors described below in evaluating the information contained in this report.

Our Commercial Airplanes business depends heavily on commercial airlines, and is subject to unique risks.

Market conditions have a significant impact on demand for our commercial aircraft. The commercial aircraft market is predominantly driven by long-term trends in airline passenger and cargo traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability both in developed and emerging markets. Demand for our commercial aircraft is further influenced by airline profitability, availability of aircraft financing (including the industry’s ability to withstand the European sovereign debt crisis and other market developments), world trade policies, government-to-government relations, technological changes, price and other competitive factors, terrorism, epidemics and environmental regulations. Traditionally, the airline industry has been cyclical and very competitive and has experienced significant profit swings and constant challenges to be more cost competitive. Significant deterioration of the global economic environment or the financial health of the airline industry generally or of one or more of our major customers could result in fewer new orders for aircraft or could cause customers to seek to postpone or cancel contractual orders and/or payments to us, which could result in lower revenues, profitability and cash flows and a reduction in our contractual backlog. In addition, because our commercial aircraft backlog consists of aircraft scheduled for delivery over a period of several years, any of these industry or customer impacts could unexpectedly affect deliveries over a long period.

We enter into firm fixed-price aircraft sales contracts with indexed price escalation clauses which could subject us to losses if we have cost overruns or if increases in our costs exceed the applicable escalation rate. Commercial aircraft sales contracts are often entered into years before the aircraft are delivered. In order to account for economic fluctuations between the contract date and delivery date, aircraft pricing generally consists of a fixed amount as modified by an indexed price escalation formula. Our revenue estimates are based on current expectations with respect to these escalation formulas, but the actual escalation amounts are outside of our control. Escalation factors can fluctuate significantly from period to period. Changes in escalation amounts can significantly impact revenues and operating margins in our Commercial Airplanes business.

We derive a significant portion of our revenues from a limited number of commercial airlines. We can make no assurance that any customer will exercise purchase options, fulfill existing purchase commitments or purchase additional products or services from us after our contract with the customer ends. In addition, fleet decisions, airline consolidations or financial challenges involving any of our major commercial airline customers could significantly reduce our revenues and limit our opportunity to generate profits from those customers.

Our Commercial Airplanes business depends on our ability to develop new aircraft, achieve planned production rate increases across multiple programs and maintain a healthy production system.

The design and production of airplanes is complex and requires exotic materials, highly skilled employees and extensive coordination and integration with suppliers. As a result, our ability to deliver aircraft on time, satisfy contractual performance requirements and achieve or maintain, as applicable, program profitability is subject to significant risks. In addition, we are continuing to increase production rates for the 737, 747, 777 and 787 programs. These risks are increased by our simultaneous development of derivative aircraft, such as the 787-9 and the 737 MAX, the completion of design changes identified during flight testing into already-manufactured 747 and 787 aircraft, and our recent incorporation of a second 787 final assembly line into our production system.

If assembly line ramp-up efforts at any of our commercial aircraft assembly facilities are delayed or if our suppliers cannot timely deliver components to us at the rates necessary to achieve our planned rate increases, we may be unable to meet delivery schedules and the financial performance of one or more of our programs may suffer. Operational issues, including delays or defects in supplier components, the inability to efficiently and cost-effectively incorporate design changes into 787 and 747 production aircraft, and aircraft performance issues, could impact our ability to achieve our targeted production rates, and may result in aircraft delivery delays, higher production costs and/or lower program revenues. If we fail to deliver aircraft to our customers on time or meet contractual performance requirements, we could experience order cancellations or other significant financial exposures, or a reduction of the profitability of our Commercial Airplanes business.

Our BDS business could be adversely affected by changing acquisition priorities of the U.S. government, particularly the Department of Defense, including an increased emphasis on affordability.

The U.S. government participates in an increasingly wide variety of operations, including homeland defense, natural disasters, stabilization efforts, counterinsurgency and counterterrorism, that employ our products and services. The U.S. government, primarily operating through the U.S. DoD, continues to adjust its funding priorities in response to this changing threat environment. In addition, defense funding currently faces pressures due to the overall economic environment and competing budget priorities. Due to these pressures, the total U.S. DoD budget could decline. Any reduction in levels of U.S. DoD spending or cancellations or delays impacting existing contracts could have a significant impact on the operating results of our BDS business. We also expect that the U.S. DoD will continue to emphasize cost-cutting and other efficiency initiatives in its procurement processes. These initiatives will require us and our competitors to focus increasingly on long-term cost competitiveness and affordability when responding to proposals and/or pursuing development programs. If the priorities of the U.S. government change and/or we are unable to meet affordability targets, our BDS revenues and profitability could be negatively impacted.

We depend heavily on U.S. government contracts, which are subject to unique risks.

In 2011, 38% of our revenues were derived from U.S. government contracts. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control.

The funding of U.S. government programs is subject to congressional appropriations. Many of the U.S. government programs in which we participate may last several years; however, initially these programs are normally funded yearly, with additional funds committed in later years as Congress makes additional appropriations. As a result, long-term government contracts and related orders are subject to modification, curtailment or termination, if appropriations for subsequent performance periods are not made, either due to changes in U.S. national security strategy and priorities or fiscal constraints. For example, the U.S. Army notified us of the termination for convenience of the BCTM System Development and Demonstration contract relating to Manned Ground Vehicles and associated systems and equipment. Similar further budgetary pressures could affect the funding for one or more of our existing programs. The termination or reduction of funding for U.S. government programs could result in a material adverse effect on our earnings, cash flow and financial position.

The U.S. government may modify, curtail or terminate our contracts. The U.S. government may modify, curtail or terminate its contracts and subcontracts with us, without prior notice and at its convenience upon payment for work done and commitments made at the time of termination. In addition, if the U.S. government terminates a contract as a result of a default by us, we could be liable for additional costs, including reimbursement or damages. Modification, curtailment or termination of one or more of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

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

Our business is subject to potential U.S. government inquiries and investigations. We are subject to certain U.S. government inquiries and investigations due to our participation in government contracts. Any such inquiry or investigation could potentially result in fines, financial penalties, or suspension or debarment from future business opportunities, which could have a material adverse effect on our results of operations and financial condition.

Our sales to the U.S. government are also subject to specific procurement regulations and other requirements. U.S government procurement requirements are customary in U.S. government contracts, and generally result in increased performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. For example, in late 2011 the U.S. DoD published new regulations with stringent requirements and criteria to increase Government oversight of six key business systems of all prime contractors: accounting, earned value management, purchasing, material management and accounting, government property management and cost estimating. These new requirements and criteria may increase our compliance costs, and failure to comply with these regulations could result in the withholding of payments and harm our reputation and ability to secure future U.S. government contracts. Beginning in 2014, we also will be required to allocate higher pension costs to U.S. government contracts due to new requirements scheduled to be effective in 2012. These requirements could have a negative effect on our financial condition if we are unable to recoup these costs.

We enter into fixed-price contracts which could subject us to losses if we have cost overruns.

Our BDS business generated approximately 60% of its 2011 revenues from fixed-price contracts. While firm fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. The long term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.

Fixed-price development contracts are generally subject to more uncertainty than fixed-price production contracts. Many of these development programs have highly complex designs. If we fail to meet the terms specified in those contracts, our sales price could be reduced. In addition, technical or quality issues that arise during development could lead to schedule delays and higher costs to complete, which could result in a material charge or otherwise adversely affect our financial condition. Examples of significant BDS fixed-price development contracts include AEW&C, the USAF KC-46A Tanker, India P-8I and commercial and military satellites.

We enter into cost-type contracts which also carry risks.

Our BDS business generated approximately 40% of its 2011 revenues from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, BCTM, P-8A Poseidon, Proprietary programs, JTRS, FAB-T and the EA-18G Growler Airborne Attack Electronic Aircraft.

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

Our ability to deliver products and services that satisfy customer requirements is heavily dependent on the performance of our subcontractors and suppliers, as well as on the availability of raw materials and other components.

We rely on other companies including subcontractors and suppliers to provide and produce raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. If one or more of our suppliers or subcontractors experiences delivery delays or other performance problems, we may be unable to meet commitments to our customers. In addition, if one or more of the raw materials on which we depend (such as aluminum, titanium or composites) becomes unavailable or is available only at very high prices, we may be unable to deliver one or more of our products in a timely fashion or at budgeted costs. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.

We use estimates in accounting for many contracts and programs. Changes in our estimates could adversely affect our future financial results.

Contract and program accounting require judgment relative to assessing risks, estimating revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts and programs, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract or program because costs also include expected increases in wages and employee benefits, material prices and allocated fixed costs. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Suppliers’ assertions are also assessed and considered in estimating costs and profit rates. Estimates of award fees are also used in sales and profit rates based on actual and anticipated awards.

With respect to each of our commercial aircraft programs, inventoriable production costs (including overhead), program tooling and other non-recurring costs and routine warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts limited by the ability to make reasonably dependable estimates. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced and (c) the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs for the total program. Several factors determine accounting quantity, including firm orders, letters of intent from prospective customers and market studies. Changes to customer or model mix, production costs and rates, learning curve, escalation, costs of derivative aircraft, supplier performance, customer negotiations/settlements, supplier claims and/or certification issues can impact these estimates. Any such change in estimates relating to program accounting may adversely affect future financial performance.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis – Critical Accounting Policies – Contract Accounting/Program Accounting” on pages 42 – 44 and Note 1 to our Consolidated Financial Statements on pages 55 – 56 of this Form 10-K.

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

In 2011, non-U.S. customers accounted for approximately 50% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and international government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation or participation requirements;

•	fluctuations in international currency exchange rates;

•	volatility in international political and economic environments and changes in non-U.S. national priorities and budgets, which can lead to delays or fluctuations in orders;

•	the complexity and necessity of using non-U.S. representatives and consultants;

•	the uncertainty of the ability of non-U.S. customers to finance purchases, including the availability of financing from the U.S. Export-Import Bank;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	imposition of taxes, export controls, tariffs, embargoes and other trade restrictions;

•	the difficulty of management and operation of an enterprise spread over many countries;

•	compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and

•	economic and geopolitical developments and conditions.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.

The outcome of litigation and of government inquiries and investigations involving our business is unpredictable and an adverse decision in any such matter could result in significant monetary payments and have a material effect on our financial position and results of operations.

We are involved in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material impact on our financial position and results of operations. In addition, we are sometimes subject to government inquiries and investigations of our business due, among other things, to our business relationships with the U.S government, the heavily regulated nature of our industry, and in the case of environmental proceedings, our ownership of certain property. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could result in significant monetary payments (including possible environmental remediation costs) and have a material impact on our financial position and operating results.

A significant portion of our and Boeing Capital Corporation’s customer financing portfolio is concentrated among certain customers based in the United States, and in certain types of Boeing aircraft, which exposes us to concentration risks.

A significant portion of our customer financing portfolio is concentrated among certain customers and in distinct geographic regions, particularly in the United States. Our portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably 717 aircraft. If one or more customers holding a significant portion of our portfolio assets experiences financial difficulties or otherwise defaults on or does not renew its leases with us at their expiration, and we are unable to redeploy the aircraft on reasonable terms, or if the types of aircraft that are concentrated in our portfolio suffer greater than expected declines in value, our earnings, cash flows and/or financial position could be materially adversely affected.

We may be unable to obtain debt to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms or in sufficient amounts.

We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. As of December 31, 2011, our airplane financing commitments totaled $15,866 million, as compared to $9,865 million as of December 31, 2010. If we require additional funding in order to fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance or outlook or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual or financing commitments.

We may not realize the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures.

As part of our business strategy, we may merge with or acquire businesses and/or form joint ventures and strategic alliances. Whether we realize the anticipated benefits from these acquisitions and related activities depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. Consolidations of joint ventures could also impact our reported results of operations or financial position. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful. We also may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write-downs.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to liabilities that are unique to the products and services we provide. While we maintain insurance for certain risks and, in some circumstances, we may receive indemnification from the U.S. government, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the amount of our insurance coverage may not cover all claims or liabilities, and we may be forced to bear substantial costs. For example, liabilities arising from the use of certain of our products, such as aircraft technologies, missile systems, border security systems, anti-terrorism technologies, and/or air traffic management systems may not be insurable on commercially reasonable terms. While many of these products are shielded from liability within the U.S. under the SAFETY Act provisions of the 2002 Homeland Security Act, no such protection is available outside the U.S., potentially resulting in significant liabilities. The amount of insurance coverage we are able to maintain may be inadequate to cover these or other claims or liabilities.

Business disruptions could seriously affect our future sales and financial condition or increase our costs and expenses.

Our business may be impacted by disruptions including threats to physical security, information technology or cyber-attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Any of these disruptions could affect our internal operations or our ability to deliver products and services to our customers. Any significant production delays, or any destruction, manipulation or improper use of our data, information systems or networks could impact our sales, increase our expenses and/or have an adverse affect the reputation of Boeing and of our products and services.

Some of our and our suppliers’ workforces are represented by labor unions, which may lead to work stoppages.

Approximately 63,000 employees, which constitute 37% of our total workforce, are union represented as of December 31, 2011. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BMA program production and we may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with 12 U.S. labor organizations and 7 non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

Significant changes in discount rates, actual investment return on pension assets and other factors could reduce our earnings, equity, and increase pension contributions in future periods.

The actuarial assumptions underlying the income or expense we record for our pension and other postretirement benefit plans reflect assumptions relating to financial market and other economic conditions, such as the discount rate, the expected long-term rate of return on plan assets and expected future medical inflation. Changes to these assumptions and differences between projected and actual performance can have a significant effect on our annual pension and other post retirement costs and/or result in a significant change to Shareholders’ equity. For U.S. government contracts, we must allocate pension costs to individual contracts based on U.S. Cost Accounting Standards which can also affect contract profitability. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Policies—Postretirement Plans” on pages 45 – 46 of this Form 10-K. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or common stock we would contribute to our plans. Potential pension contributions include both mandatory amounts required under federal law Employee Retirement Income Security Act (ERISA) and discretionary contributions to improve the plans’ funded status.

Our operations expose us to the risk of material environmental liabilities.

We are subject to various federal, state, local and non-U.S. laws and regulations related to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In some cases, we may be subject to such costs due to environmental impacts attributable to our current or past manufacturing operations or the operations of companies we have acquired. In other cases, we may become subject to such costs due to an indemnification agreement between us and a third party relating to such environmental liabilities. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation requirements could result in additional costs. For additional information relating to environmental contingencies, see Note 12 to our Consolidated Financial Statements.

Unauthorized access to our or our customers’ information and systems could negatively impact our business.

We face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We maintain an extensive network of technical security controls, policy enforcement mechanisms and monitoring systems in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in our systems, certain types of attacks could result in significant financial losses and/or reputational harm. In addition, we manage information technology systems for certain customers. Many of these customers face similar security threats. If we cannot prevent the unauthorized access, release and/or corruption of our customers’ confidential, classified or personally identifiable information, our reputation could be damaged, and/or we could face financial losses.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We occupied approximately 85 million square feet of floor space on December 31, 2011 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 96% was located in the United States.

The following table provides a summary of the floor space by business as of December 31, 2011:

(Square feet in thousands)	Owned	Leased	Government Owned*	Total
Commercial Airplanes	36,071	5,231		41,302
Boeing Defense, Space & Security	30,221	8,432	157	38,810
Other**	3,542	1,122		4,664
Total	69,834	14,785	157	84,776

*	Excludes rent-free space furnished by U.S. government landlord of 695 square feet.
**	Other includes BCC; EO&T; SSG; and our Corporate Headquarters.

At December 31, 2011, our segments occupied facilities at the following major locations that occupied in excess of 78 million square feet of floor space:

•	Commercial Airplanes – Greater Seattle, WA; North Charleston, SC; Greater Los Angeles, CA; Portland, OR; Australia; and Canada

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

On April 20, 2011, the National Labor Relations Board (NLRB) issued a complaint regarding our decision to build a 787 final assembly plant in North Charleston, South Carolina. On December 8, 2011 the IAM requested that its charge be withdrawn, and on December 9, 2011 the NLRB withdrew the charge and dismissed the complaint.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. As of February 1, 2012, there were 204,705 shareholders of record. Additional information required by this item is incorporated by reference from Note 23 to our Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended December 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
10/1/2011 thru 10/31/2011	42,399	$60.21		$3,610
11/1/2011 thru 11/30/2011	2,331	64.64		3,610
12/1/2011 thru 12/31/2011	1,851	70.62		3,610
Total	46,581	$60.85

(1)

We purchased an aggregate of 46,474 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. In addition, we purchased an aggregate of 107 shares in swap transactions.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 6. Selected Financial Data

Five-Year Summary (Unaudited)

(Dollars in millions, except per share data)	2011	2010	2009	2008	2007
Operations
Revenues:
Commercial Airplanes	$36,171	$31,834	$34,051	$28,263	$33,386
Boeing Defense, Space & Security:(1)
Boeing Military Aircraft	14,947	14,238	14,304	13,445	13,545
Network & Space Systems	8,673	9,455	10,877	11,346	11,481
Global Services & Support	8,356	8,250	8,480	7,256	7,026
Total Boeing Defense, Space & Security	31,976	31,943	33,661	32,047	32,052
Boeing Capital Corporation	532	639	660	703	815
Other segment	138	138	165	567	308
Unallocated items and eliminations	(82)	(248)	(256)	(671)	(174)
Total revenues	$68,735	$64,306	$68,281	$60,909	$66,387

General and administrative expense	3,408	3,644	3,364	3,084	3,531
Research and development expense	3,918	4,121	6,506	3,768	3,850
Other income/(loss), net	47	52	(26)	247	484
Net earnings from continuing operations	$4,011	$3,311	$1,335	$2,654	$4,058
Net gain/(loss) on disposal of discontinued operations, net of tax	7	(4)	(23)	18	16
Net earnings	$4,018	$3,307	$1,312	$2,672	$4,074
Basic earnings per share from continuing operations	5.38	4.50	1.89	3.68	5.36
Diluted earnings per share from continuing operations	5.33	4.46	1.87	3.65	5.26
Cash dividends declared	$1,263	$1,245	$1,233	$1,187	$1,129
Per share	1.70	1.68	1.68	1.62	1.45
Additions to Property, plant and equipment	1,713	1,125	1,186	1,674	1,731
Depreciation of Property, plant and equipment	1,119	1,096	1,066	1,013	978
Employee salaries and wages	17,008	15,709	15,424	15,559	14,852
Year-end workforce	171,700	160,500	157,100	162,200	159,300
Financial position at December 31
Total assets	$79,986	$68,565	$62,053	$53,779	$58,986
Working capital	8,536	5,177	2,392	(4,809)	(4,184)
Property, plant and equipment, net	9,313	8,931	8,784	8,762	8,265
Cash and cash equivalents	10,049	5,359	9,215	3,268	7,042
Short-term and other investments	1,223	5,158	2,008	11	2,266
Total debt	12,371	12,421	12,924	7,512	8,217
Customer financing assets	4,772	4,680	5,834	6,282	7,105
Shareholders’ equity(2)	3,515	2,766	2,128	(1,294)	9,004
Per share	4.72	3.76	2.93	(1.85)	12.22
Common shares outstanding (in millions)(3)	744.7	735.3	726.3	698.1	736.7
Contractual Backlog:
Commercial Airplanes	$293,303	$255,591	$250,476	$278,575	$255,176
Boeing Defense, Space & Security:(1)
Boeing Military Aircraft	24,085	25,094	26,354	25,802	23,027
Network & Space Systems	9,056	9,586	7,746	8,868	9,207
Global Services & Support	13,213	13,684	11,924	10,615	9,554
Total Boeing Defense, Space & Security	46,354	48,364	46,024	45,285	41,788
Total contractual backlog	$339,657	$303,955	$296,500	$323,860	$296,964

Cash dividends have been paid on common stock every year since 1942.

(1)	Effective January 1, 2010, certain programs were realigned between BDS segments. Prior years have been recast for segment realignments.
(2)	Shareholders’ equity excludes noncontrolling interest. Prior year amounts have been adjusted to conform to this presentation.
(3)	Represents actual number of shares outstanding as of December 31 and excludes treasury shares and the outstanding shares held by the ShareValue Trust, which was terminated in July 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations and Financial Condition

Overview

We are a global market leader in design, development, manufacture, sale and support of commercial jetliners, military aircraft, satellites, missile defense, human space flight and launch systems and services. We are one of the two major manufacturers of 100+ seat airplanes for the worldwide commercial airline industry and one of the largest defense contractors in the U.S. While our principal operations are in the U.S., we conduct operations in many countries and rely on an extensive network of international partners, key suppliers and subcontractors.

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

Consolidated Results of Operations

Revenues

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Commercial Airplanes	$36,171	$31,834	$34,051
Boeing Defense, Space & Security	31,976	31,943	33,661
Boeing Capital Corporation	532	639	660
Other segment	138	138	165
Unallocated items and eliminations	(82)	(248)	(256)
Total	$68,735	$64,306	$68,281

Revenues in 2011 increased by $4,429 million or 7% compared with 2010. Commercial Airplanes revenues increased by $4,337 million due to higher new airplane deliveries, including the impact of entry into service of the 787-8 and 747-8 Freighter, favorable new airplane delivery mix and higher commercial aviation services revenues. BDS revenues increased by $33 million primarily due to higher revenues in the Boeing Military Aircraft (BMA) and Global Services & Support (GS&S) segments, partially offset by lower revenues in the Network & Space Systems (N&SS) segment.

Revenues in 2010 decreased by $3,975 million or 6% compared with 2009. Commercial Airplanes revenues decreased by $2,217 million due to lower 777 deliveries primarily resulting from a production rate change from 7 to 5 per month beginning in June 2010 and no deliveries on the 747 program due to the transition from the 747-400 to the 747-8. These were partially offset by increases in commercial aviation services business. BDS revenues decreased by $1,718 million primarily due to lower revenues in the N&SS segment.

Earnings From Operations

The following table summarizes our earnings/(loss) from operations:

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Commercial Airplanes	$3,495	$3,006	$(583)
Boeing Defense, Space & Security	3,158	2,875	3,298
Boeing Capital Corporation	125	152	126
Other segment	54	(327)	(151)
Unallocated items and eliminations	(988)	(735)	(594)
Total	$5,844	$4,971	$2,096

Operating earnings in 2011 increased by $873 million compared with 2010. Commercial Airplanes earnings increased by $489 million, primarily due to higher revenues and a reduction in research and development costs, partially offset by increases in period costs associated with business growth. BDS earnings increased by $283 million compared with 2010 due to higher earnings in the BMA and GS&S segments, partially offset by lower earnings in the N&SS segment. Other segment earnings increased by $381 million primarily due to a $241 million reduction in the allowance for losses on receivables during 2011. Unallocated items and eliminations in 2011 reduced earnings by $253 million compared with 2010 primarily due to higher pension and postretirement costs.

Operating earnings in 2010 increased by $2,875 million compared with 2009. Commercial Airplanes earnings increased by $3,589 million, primarily due to $2,693 million of costs related to the first three 787 flight test aircraft included in research and development expense in 2009 and the 2009 reach-forward losses on the 747 program of $1,352 million. BDS earnings decreased by $423 million compared with 2009 due to lower margins in the BMA segment and lower revenues in the N&SS segment. Other segment earnings decreased by $176 million primarily due to $119 million in intercompany guarantees related to aircraft impairment charges and reduced aircraft collateral values.

The most significant items included in Unallocated items and eliminations are shown in the following table:

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Share-based plans	$(83)	$(136)	$(189)
Deferred compensation	(61)	(112)	(158)
Pension	(269)	54	110
Postretirement	(248)	(59)	(93)
Eliminations and other	(327)	(482)	(264)
Total	$(988)	$(735)	$(594)

Share-based plans expense decreased by $53 million in both 2011 and 2010 primarily due to the expiration of the ShareValue trust at June 30, 2010.

Deferred compensation expense decreased by $51 million and $46 million in 2011 and 2010. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions.

Eliminations and other unallocated items expense decreased by $155 million in 2011 and increased by $218 million in 2010 primarily due to timing of intercompany expense allocations and elimination of profit on intercompany items. 2010 expense also includes a $55 million charitable contribution.

Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America (GAAP) in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. We recorded net periodic benefit cost related to pensions and other postretirement benefits of $3,127 million, $1,864 million and $1,816 million in 2011, 2010, and 2009, respectively. The increase in net periodic benefit costs related to pensions and other postretirement benefits is primarily due to higher amortization of actuarial losses and higher service costs driven by lower discount rates. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense. The unallocated expense in 2011 includes $161 million of additional expense recorded during the third quarter due to an adjustment primarily related to prior years’ accumulated postretirement benefit obligations. See the discussion of the postretirement liabilities in Note 15 to our Consolidated Financial Statements. Earnings from operations included the following amounts allocated to business segments and Other unallocated items and eliminations.

(Dollars in millions)	Pension			Other Postretirement Benefits
Years ended December 31,	2011	2010	2009	2011	2010	2009
Allocated to business segments	$(1,379)	$(1,155)	$(989)	$(444)	$(421)	$(522)
Other unallocated items and eliminations	(269)	54	110	(248)	(59)	(93)
Total	$(1,648)	$(1,101)	$(879)	$(692)	$(480)	$(615)

Other Earnings Items

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Earnings from operations	$5,844	$4,971	$2,096
Other income/(expense), net	47	52	(26)
Interest and debt expense	(498)	(516)	(339)
Earnings before income taxes	5,393	4,507	1,731
Income tax expense	(1,382)	(1,196)	(396)
Net earnings from continuing operations	$4,011	$3,311	$1,335

Other income decreased by $5 million in 2011 due to lower interest rates. The increase of $78 million in 2010 was driven by investment income on higher cash and investment balances. Interest and debt expense decreased by $18 million in 2011 due to the replacement of debt at lower interest rates. The increase of $177 million in 2010 was due to debt issued in 2009.

Our effective income tax rate was 25.6%, 26.5% and 22.9% for the years ended December 31, 2011, 2010 and 2009, respectively. Our effective tax rate was lower in 2011 than in 2010 primarily due to an income tax charge of $150 million recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. During 2011, our effective tax rate was reduced by 7.4% due to a tax benefit of $397 million recorded as a result of settling the 2004-2006 federal audit. We do not expect to settle any outstanding federal audits in 2012. Our effective tax rate was higher in 2010 than 2009, primarily because pre-tax book income in 2010 was higher than in 2009 and because of the income tax charge of $150 million recorded during the first quarter of 2010. This was partially offset by a tax benefit of $371 million recorded during the fourth quarter of 2010 as a result of settling the 1998-2003 federal audit. For additional discussion related to Income Taxes, see Note 5 to our Consolidated Financial Statements.

Backlog

Our backlog at December 31 was as follows:

(Dollars in millions)	2011	2010	2009
Contractual Backlog:
Commercial Airplanes	$293,303	$255,591	$250,476
Boeing Defense, Space & Security:
Boeing Military Aircraft	24,085	25,094	26,354
Network & Space Systems	9,056	9,586	7,746
Global Services & Support	13,213	13,684	11,924
Total Boeing Defense, Space & Security	46,354	48,364	46,024
Total contractual backlog	$339,657	$303,955	$296,500
Unobligated backlog	$15,775	$16,871	$19,058

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during 2011 and 2010 was due to commercial airplane orders in excess of deliveries and changes in projected revenue escalation for undelivered commercial airplanes.

Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during 2011 is due to decreases at BDS of $3,135 million compared with 2010 primarily due to funding of existing multi-year contracts and termination for convenience by the U.S. Army of the Brigade Combat Team Modernization (BCTM) program, partially offset by the U.S. Air Force (USAF) contract for the KC-46A Tanker and the Missile Defense Agency Development and Sustainment Contract. The decrease in unobligated backlog during 2010 is due to decreases at BDS of $1,993 million compared with 2009 primarily due to funding of existing multi-year contracts including the V-22, BCTM and Chinook programs, partially offset by multi-year procurement contract awards on the F/A-18 and International Space Station programs.

Additional Considerations

KC-46A Tanker On February 24, 2011, we were awarded a contract from the USAF to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker will be a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive firm contract valued at $4.9 billion and involves highly complex designs. Changes to our estimated cost to perform the work could result in a material charge. This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. For segment reporting purposes, backlog, revenues and costs are recorded in the Commercial Airplanes and BMA segments.

Segment Results of Operations and Financial Condition

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment Political turmoil in the Middle East, the March 2011 natural disasters in Japan, the European sovereign debt crisis, deficit reduction challenges in the United States and high fuel prices continue to impact the global economy and airline traffic and costs. In the face of these challenges, passenger traffic has generally been more resilient than air cargo traffic. Air cargo traffic began contracting in May, and 2011 full year estimates indicate no growth over 2010. In contrast, 2011 passenger traffic year-over-year growth is expected to average around 6%, above the long-term average of 5%. However, there continues to be significant performance variation between regions and airline business models, with emerging markets and low cost carriers leading in the passenger markets. Despite relatively resilient passenger traffic, net profits for the global airline industry were impacted in 2011 by high oil prices, which were approximately 40% higher, on average, than 2010 prices. Net profits for the global airline industry are expected to be modest this year, totaling $7 billion in 2011, reduced from $16 billion in 2010.

Airlines continue to focus on boosting revenue through alliances and partnerships and ancillary fees and services, while also cutting costs and renewing fleets to leverage more fuel efficient airplanes in a high-fuel-price environment. These airline strategies helped the airlines weather the global uncertainty in 2011. Current baseline forecasts for the economy and traffic suggest the outlook is for continued net profitability for the global airline industry in 2012, although expectations are that 2012 profits will be substantially lower than current estimates for 2011. Demand for commercial aircraft is also influenced by the availability of aircraft financing including export financing and other financing sources. Going into 2012 the European sovereign debt crisis remains a significant risk to the global economy and the airline industry.

The long-term outlook for the industry remains positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast is for a long-term average growth rate of 5% - 6% per year for passenger and cargo traffic, based on a projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $4.0 trillion market for 33,500 new airplanes over the next 20 years.

The industry remains vulnerable to near-term exogenous developments including fuel price spikes, credit market shocks, terrorism, natural disasters, conflicts, and increased global environmental regulations.

Industry Competitiveness The commercial jet airplane market and the airline industry remain extremely competitive. Market liberalization in Europe and Asia has enabled low-cost airlines to continue gaining market share. These airlines have increased the downward pressure on airfares. This results in continued cost pressures for all airlines and price pressure on our products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins.

Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 15% of Commercial Airplanes’ contractual backlog, in dollar terms, is with U.S. airlines.

We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. Airbus has historically invested heavily to create a family of products to compete with ours. Regional jet makers Embraer and Bombardier, coming from the less than 100-seat commercial jet market, continue to develop larger and more capable airplanes. Additionally, other competitors from Russia, China and Japan are likely to enter the 70 to 190 seat airplane market over the next few years. Many of these competitors have historically enjoyed access to government-provided financial support, including “launch aid,” which greatly reduces the commercial risks associated with airplane development activities and enables airplanes to be brought to market more quickly than otherwise possible. This market environment has resulted in intense pressures on pricing and other competitive factors, and we expect these pressures to continue or intensify in the coming years.

Worldwide, airplane sales are generally conducted in U.S. dollars. Fluctuating exchange rates affect the profit potential of our major competitors, all of whom have significant costs in other currencies. Changes in value of the U.S. dollar relative to their local currencies impact competitors’ revenues and profits. Competitors routinely respond to a relatively weaker U.S. dollar by aggressively reducing costs and increasing productivity, thereby improving their longer-term competitive posture. Airbus has announced such initiatives targeting overhead cost savings, a reduction in its development cycle and a significant increase in overall productivity through 2012. If the U.S. dollar strengthens, Airbus can use the improved efficiency to fund product development, gain market share through pricing and/or improve earnings.

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

Operating Results

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Revenues	$36,171	$31,834	$34,051
% of Total company revenues	53%	50%	50%
Earnings/(loss) from operations	$3,495	$3,006	$(583)
Operating margins	9.7%	9.4%	-1.7%
Research and development	$2,715	$2,975	$5,383
Contractual backlog	$293,303	$255,591	$250,476
Unobligated backlog	$2,088	$49	$242

Revenues

Year-over-year changes in Revenue are shown in the following table:

(Dollars in millions)	2011 vs. 2010	2010 vs. 2009
New airplane sales	$3,766	$(2,733)
Commercial aviation services	594	569
Other	(23)	(53)
Total	$4,337	$(2,217)

Revenues for 2011 increased by $4,337 million or 13.6% compared with 2010 due to higher new airplane deliveries, including the impact of entry into service of the 787-8 and 747-8 Freighter, favorable commercial airplane delivery model mix and higher commercial aviation services revenues. The increase in revenues from commercial aviation services was primarily due to increased sales of spares.

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

Commercial airplanes deliveries as of December 31 were as follows:

	737		747	767	777	787	Total
2011
Cumulative Deliveries	3,878		1,427	1,014	983	3
Deliveries	372	(1)	9	20	73	3	477
2010
Cumulative Deliveries	3,506		1,418	994	910
Deliveries	376	(1)		12	74		462
2009
Cumulative Deliveries	3,130		1,418	982	836
Deliveries	372	(1)	8	13	88		481

(1)	Includes intercompany deliveries of 7 737 airplanes in 2011, 5 737 airplanes in both 2010 and 2009.

Earnings From Operations

Earnings from operations for 2011 increased by $489 million compared with 2010. This increase reflects earnings of $376 million from higher revenues on new airplane deliveries, $180 million of higher earnings due to commercial aviation services volume and margins and $261 million of lower research and development expense, partially offset by increases of $328 million reflecting higher fleet support costs and other costs associated with business growth.

Earnings from operations for 2010 increased by $3,589 million compared with 2009. The increase was primarily due to the 2009 reclassification from inventory to research and development expense of costs related to the first three 787 flight test airplanes, and the 2009 reach-forward losses on the 747 program. Costs of $2,693 million included in research and development expense in 2009 for the first three flight test 787 airplanes were a result of our determination that these airplanes could not be sold. The reach-forward loss on the 747 program of $1,352 million during 2009 was primarily due to increased production costs, reductions in projected delivery price increases associated with escalation and the difficult market conditions affecting the 747-8. The remaining net decrease in earnings for 2010 was primarily attributable to increased research and development expense of $285 million and lower new airplane deliveries.

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

The increase in contractual backlog during 2011 and 2010 was due to orders in excess of deliveries and changes in projected revenue escalation, partially reduced by cancellations of orders. The increase in unobligated backlog in 2011 represents Commercial Airplanes’ share of the USAF contract for the KC-46A Tanker.

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

The table below provides details of the accounting quantities and firm orders by program as of December 31. Cumulative firm orders represent the cumulative number of commercial jet airplane deliveries plus undelivered firm orders.

	Program
	737	747	767	777	787
2011
Program accounting quantities	6,200	1,549	1,084	1,350	1,100
Undelivered units under firm orders	2,365	97	72	380	857
Cumulative firm orders	6,243	1,524	1,086	1,363	860
2010
Program accounting quantities	5,000	1,524	1,048	1,150	*
Undelivered units under firm orders	2,186	107	50	253	847
Cumulative firm orders	5,692	1,525	1,044	1,163	847
2009
Program accounting quantities	4,600	1,499	1,035	1,100	*
Undelivered units under firm orders	2,076	108	59	281	851
Cumulative firm orders	5,206	1,526	1,041	1,117	851

*	The initial accounting quantity for the 787 program was established in the third quarter of 2011.

737 Program The accounting quantity for the 737 program increased by 1,200 units in 2011 due to the program’s normal progress of obtaining additional orders and delivering airplanes. During 2010, we announced plans to increase monthly production from 31.5 to 35 airplanes per month beginning in 2012 and a further increase to 38 airplanes per month beginning in 2013. On June 15, 2011, to address continued demand for delivery positions, we announced plans to increase production of the 737 to 42 airplanes per month beginning in 2014. On August 30, 2011, we announced the launch of the 737 MAX, the new engine variant of the 737. First delivery of the 737 MAX is expected in 2017.

747 Program The accounting quantity for the 747 program increased by 25 units in 2011. The 747-8 Freighter was certified during the third quarter and first delivery occurred in October 2011. First flight of the 747-8 Intercontinental passenger derivative occurred in March 2011 and type certification was achieved in the fourth quarter of 2011. During 2011, expected first delivery of the 747-8 Intercontinental was moved from the fourth quarter of 2011 to the first quarter of 2012 due to a delay in flight testing and the time required to incorporate all flight test driven engineering and design changes. We remain focused on incorporating these and other changes identified during flight testing into completed airplanes, achieving a planned production rate increase from 1.5 to 2 airplanes per month in mid-2012, reducing out-of-sequence work and improving supply chain efficiency. We are also continuing to monitor cargo market conditions. If risks associated with these areas cannot be mitigated, the program could be impacted by customer claims, lower orders, supplier assertions and/or the recognition of an additional reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.

767 Program The accounting quantity for the 767 program increased by 36 units in 2011 due to the program’s normal progress of obtaining additional orders and delivering airplanes.

777 Program The accounting quantity for the 777 program increased by 200 units in 2011 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The 777 program’s first delivery at 7 airplanes per month from 5 per month occurred in June 2011. A further increase to 8.3 airplanes per month is planned for the first quarter of 2013.

787 Program We completed initial type certification flight testing activities and received design and production certifications for the 787-8 during the third quarter of 2011. We delivered the first 787-8 airplane in September 2011 and delivered two additional aircraft in the fourth quarter of 2011. We also completed the critical design review for the 787-9 derivative in 2011. In October 2011 we announced that the expected date of first delivery of the 787-9 had moved to early 2014 from late 2013.

We continued to produce aircraft during flight testing and established a separate facility to incorporate engineering and other design changes identified during flight testing on already completed aircraft. We expect that aircraft completed in our Everett facility through mid-year 2012 will also require change incorporation. However, we expect that these later airplanes will require significantly less change incorporation than airplanes completed prior to 2012. We remain focused on achieving planned increases in 787 production rates while continuing to satisfy customer mission and performance requirements. We also continue to monitor and address challenges associated with aircraft assembly, including management of our extended global supply chain, incorporation of design changes into aircraft in various stages of assembly, completion and integration of traveled work as well as weight and systems integration. During 2011 we increased the production rate to 2.5 per month at our Everett final assembly line and started up the North Charleston final assembly line. We currently expect to increase the production rate of 787 aircraft to 10 aircraft per month in final assembly by the end of 2013 with first deliveries occurring at that rate in early 2014. Our efforts to achieve planned production rate targets include improving the production system, coordinating rate increases with suppliers, increasing production rates in both Everett and North Charleston, and establishing transitional surge capacity at Everett. In addition, we continue to work with our customers and suppliers to assess the specific impacts of prior schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.

During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. We believe that the other three 787 flight test aircraft are commercially saleable and we continue to include costs related to those airplanes in program inventory at December 31, 2011. If we determine that one or more of the other aircraft cannot be sold, we may incur additional charges.

During the third quarter of 2011, we established an initial accounting quantity of 1,100 units, representing approximately 10 years of production at planned production rates. The cumulative impacts of production challenges, change incorporation, schedule delays and customer and supplier impacts have created significant pressure on program profitability. As a result, we have recorded low margins on our 2011 deliveries. Future challenges, including not meeting one or more planned production rate increases going forward, or introducing the 787-9 derivative as scheduled, could result in additional customer claims and/or supplier assertions as well as result in further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.

Fleet Support We provide the operators of our commercial airplanes with assistance and services to facilitate efficient and safe airplane operation. Collectively known as fleet support services, these activities and services begin prior to airplane delivery and continue throughout the operational life of the airplane. They include flight and maintenance training, field service support costs, engineering services, information services and systems and technical data and documents. The costs for fleet support are expensed as incurred and have been historically less than 1.5% of total consolidated costs of products and services. These costs are expected to continue to increase due to the 787 and 747-8 entry into service.

Research and Development The following chart summarizes the time horizon between go-ahead and initial delivery for major Commercial Airplanes derivatives and programs.

Our Research and development expense decreased by $260 million in 2011. This was primarily due to certification of the 747-8 Freighter and 787-8.

Our Research and development expense decreased by $2,408 million in 2010. This was primarily due to the reclassification to research and development expense of $2,693 million of production costs related to the three 787 flight test airplanes in 2009, partially offset by a $285 million increase of other research and development expense.

Additional Considerations

The 787 and 747-8 programs highlight the risks inherent in new airplane programs and new derivative airplanes, including, for example, development of the 787-9. In the third quarter of 2011 we launched a variant of the 737 that will feature new more fuel efficient engines – the 737 MAX. Costs related to development of new programs and derivative airplanes are expensed as incurred. Costs to produce new airplanes are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As technical or quality issues arise, such as issues experienced on the 787 and 747-8 programs, we may experience schedule delays and higher costs to complete new programs and derivative airplanes. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. There are other factors that could also result in lower margins or a material charge if a program has or is determined to have reach-forward losses. These include: changes to the program accounting quantity, customer and model mix, production costs and rates, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Boeing Defense, Space & Security

Business Environment and Trends

U.S. Defense Environment Overview In August 2011, the Budget Control Act (the Act) reduced the DoD top line budget by approximately $490 billion over 10 years starting in fiscal year (FY) 2013. In addition, barring Congressional action, further budget cuts (or sequestration) as outlined in the Act will be implemented in FY13. Sequestration would lead to additional reductions of approximately $500 billion from the Pentagon’s top line budget over the next decade, resulting in aggregate reductions of about $1 trillion over 10 years. The U.S. DoD has taken the position that such reductions would generate significant operational risks and require the termination of certain procurement programs. Overseas Contingency Operations funding for Iraq and Afghanistan is also expected to decrease due to the reduction of U.S. forces in those countries.

In January 2012, the DoD announced its Defense Strategic Guidance (DSG) partly in response to these budgetary challenges. In response to the proposed “across the board” budget cuts the DSG proposed that the DoD prioritize the Asia Pacific and Middle East regions, shrink ground forces, maintain nuclear deterrence, and reduce Cold War assets. The DSG also emphasizes the increasing importance of Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR); Cyber; Space; Special Operations; and Unmanned Systems in implementing the DoD’s strategic imperatives. Specific program allocations commensurate with this new guidance are expected to be announced in February 2012 as part of the President’s FY13 budget request. While the DSG’s proposals do incorporate some of the proposed funding reductions, they do not address the full impact that would be associated with sequestration pursuant to the Act.

The budgetary pressures described above are expected to impact our other U.S. customers, including NASA, and the Intelligence community. To meet the needs of the DoD and other U.S. government customers in this challenging environment, BDS offers a balanced portfolio of platforms, services, and solutions that meet operational and fiscal requirements. However, these budgetary pressures are expected to place significant downward pressure on our revenues and margins in 2012.

Target Market Environment Overview The DSG places strong emphasis on developing and acquiring specific capabilities for the U.S. Armed Forces. Capabilities expected to remain a focus of investment or increase per the DoD Strategic Guidance include: C4ISR; Cyber; Space; Special Operations; and Unmanned Systems. BDS has been anticipating this shift in DoD priorities and has aligned its strategy accordingly. As such, we have been making organic investments and pursuing targeted acquisitions to enhance our capabilities and better serve our customers and their emerging needs in these markets.

International Environment Overview The international market continues to be driven by rapidly evolving security challenges and the need for countries to modernize aging inventories. Western governments are pressured by new threats to security while at the same time dealing with constrained budgets. In Europe, the continuing financial crisis and the growing potential for a double dip recession are causing a contraction in the credit market and forcing governments to institute austerity measures that will negatively impact defense spending in the near term.

The strongest opportunities for 2012 growth of the BDS portfolio will be in the Middle East and Asia Pacific regions where the relative financial strength of key countries coupled with a broad spectrum of evolving threats will result in procurement of defense and security systems. Similar to the domestic environment, BDS offers proven capability, predictable price, and near-term availability that are well suited to the enduring requirements in the international marketplace.

BDS Realignment

Effective January 1, 2011, 2010 and 2009, certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.

Operating Results

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Revenues	$31,976	$31,943	$33,661
% of Total company revenues	47%	50%	49%
Earnings from operations	$3,158	$2,875	$3,298
Operating margins	9.9%	9.0%	9.8%
Research and development	$1,138	$1,136	$1,101
Contractual backlog	$46,354	$48,364	$46,024
Unobligated backlog	$13,687	$16,822	$18,815

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

Revenues

BDS revenues increased by $33 million in 2011 compared with 2010, due to higher revenues in the BMA and the GS&S segments, partially offset by lower revenues in the N&SS segment. BDS revenues decreased by $1,718 million in 2010 compared with 2009, due to lower revenues in all three segments, with the largest decrease in the N&SS segment.

Operating Earnings

BDS operating earnings in 2011 increased by $283 million compared with 2010 primarily due to higher earnings in the BMA and GS&S segments, partially offset by lower earnings in the N&SS segment. BDS operating earnings in 2010 decreased by $423 million compared with 2009 primarily due to lower margins in the BMA segment and lower revenues in the N&SS segment.

Backlog

Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. BDS total backlog decreased by 8% in 2011, from $65,186 million to $60,041 million, primarily due to funding of existing multi-year contracts and termination for convenience by the U.S. Army of the BCTM program, partially offset by new orders. For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Family of Beyond Line-of-Sight Terminals, P-8A and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of our fixed-price development programs include Airborne Early Warning and Control (AEW&C), India P-8I, USAF KC-46A Tanker and commercial and military satellites.

Boeing Military Aircraft

Operating Results

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Revenues	$14,947	$14,238	$14,304
% of Total company revenues	22%	22%	21%
Earnings from operations	$1,526	$1,250	$1,527
Operating margins	10.2%	8.8%	10.7%
Research and development	$541	$589	$582
Contractual backlog	$24,085	$25,094	$26,354
Unobligated backlog	$7,155	$8,297	$9,297

Revenues

BMA revenues increased by 5% in 2011. The increase of $709 million in 2011 was primarily due to higher AEW&C, C-17 and KC-767 International Tanker revenues. AEW&C revenues increased by $780 million in 2011 due to delivery of the first two Peace Eye aircraft and higher Wedgetail milestone revenues. C-17 revenues increased by $273 million reflecting favorable mix, partially offset by fewer deliveries. International Tanker revenues increased by $235 million due to higher deliveries. In addition, initial revenues on the USAF KC-46A Tanker were recognized in 2011. Lower volumes on the F-22, F/A-18 and Apache programs combined to reduce revenues by $613 million. Boeing production deliveries on the F-22 program ended in 2011. There were no new-build Apache deliveries in 2011, however, new-build deliveries are expected to resume in 2012.

BMA revenues decreased by less than 1% in 2010 compared with 2009. Lower revenues in 2010 on the C-17, Apache and T-45 programs were nearly offset by higher Chinook, F/A-18 and AEW&C revenues.

Deliveries of new-build production aircraft, excluding remanufactures and modifications, were as follows:

Years ended December 31,	2011	2010	2009
F/A-18 Models	49	50	49
F-15E Eagle	15	13	13
C-17 Globemaster	13	14	16
CH-47 Chinook	32	20	11
AEW&C	3	4
KC-767 International Tanker	3	1	2
AH-64 Apache		13	23
T-45TS Goshawk			7
Total new-build production aircraft	115	115	121

Operating Earnings

BMA operating earnings increased by $276 million in 2011 primarily due to $236 million of higher earnings on the AEW&C program reflecting the initial Peace Eye deliveries and lower reach-forward loss provisions in 2011 on the AEW&C Wedgetail and Peace Eagle contracts. Lower reach-forward losses of $49 million on KC-767 International Tanker program and lower research and development also contributed to the earnings improvements. BMA operating earnings decreased by $277 million in 2010 primarily due to lower deliveries of C-17 aircraft and less favorable pricing and mix on the C-17 program.

Research and Development

The BMA segment continues to focus research and development resources to leverage customer knowledge, technical expertise and system integration of manned and unmanned systems that provide innovative solutions to meet the warfighter’s enduring needs. Research and development expense decreased in 2011 primarily due to lower International Tanker development costs. Research and development activities utilize our capabilities in architectures, system-of-systems integration and weapon systems technologies to develop solutions which are designed to better prepare us to meet customers’ needs in U.S. and international growth areas such as: military-commercial derivatives, rotorcraft, global strike, missiles and unmanned airborne systems, and surveillance and engagement systems. The products of our research and development support both new manned and unmanned systems as well as enhanced versions of existing fielded products. Investments support vertical integration of our product line in areas such as autonomous operation of unmanned systems, advanced sensors and electronic warfare. These efforts focus on increasing mission effectiveness, interoperability, reliability and reducing the cost of ownership.

Backlog

BMA total backlog in 2011 decreased by 6% from 2010, primarily due to current year deliveries and sales on multi-year contracts awarded in prior years partially offset by BMA’s share of the USAF contract awards for the KC-46A and low-rate initial production of the P-8A. Total backlog in 2010 decreased 6% from 2009, primarily due to deliveries and sales on multi-year contracts awarded in prior years partially offset by a multi-year contract award on the F/A-18 program.

Additional Considerations

AEW&C

The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. A total of five Wedgetail aircraft have been delivered to Australia with initial customer acceptance. Four were delivered in 2010 and one in September 2011. The final Wedgetail aircraft is scheduled for delivery with initial customer acceptance in the first quarter of 2012. Final customer acceptance for all six Wedgetail aircraft is also scheduled to be completed during the first half of 2012. In January 2011, the Peace Eagle program began the formal test phase which is scheduled to conclude in the second half of 2012. The first Peace Eye aircraft was delivered to the Republic of Korea in September 2011 and the second in December 2011. During 2011, 2010 and 2009, we recorded charges increasing the reach-forward losses on the AEW&C programs in Australia and Turkey by $60 million, $174 million and $133 million, respectively. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed, either of which could result in lower margins or additional material charges.

C-17

See the discussion of the C-17 program in Note 12 to our Consolidated Financial Statements.

Network & Space Systems

Operating Results

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Revenues	$8,673	$9,455	$10,877
% of Total company revenues	13%	15%	16%
Earnings from operations	$690	$711	$839
Operating margins	8.0%	7.5%	7.7%
Research and development	$476	$417	$397
Contractual backlog	$9,056	$9,586	$7,746
Unobligated backlog	$6,424	$8,435	$9,187

Revenues

N&SS revenues decreased 8% in 2011 and 13% in 2010. The decrease of $782 million in 2011 is primarily due to $577 million of lower revenues on the BCTM program which was terminated for convenience during 2011. Lower revenues on the Ground-based Midcourse Defense (GMD), SBInet and Joint Tactical Radio System programs reduced revenues by $150 million, $146 million and $93 million respectively, partially offset by $150 million of higher sales of Delta inventory to United Launch Alliance (ULA) and $250 million of higher commercial and civil satellite revenues. The decrease of $1,422 million in 2010 is primarily due to lower volume on the BCTM and GMD programs.

Delta launch and new-build satellite deliveries were as follows:

Years ended December 31,	2011	2010	2009
Delta II		1	1
Delta IV		1	1
Commercial and civil satellites	1	3	3
Military satellites	3	1	3

Operating Earnings

N&SS earnings decreased by $21 million in 2011 and $128 million in 2010 primarily due to lower revenues and higher research and development costs. N&SS operating earnings include equity earnings of $194 million, $189 million and $164 million from the United Space Alliance joint venture and the ULA joint venture in 2011, 2010 and 2009, respectively.

Research and Development

The N&SS research and development funding remains focused on the development of C4ISR that support a network-enabled architecture approach for our customers. Research and development expense increased in 2011 primarily due to higher expense associated with C4ISR prototypes. We are investing in capabilities to enhance connectivity between existing and new air/ground and maritime platforms, to increase communications availability, utility and bandwidth through more robust space systems, and to leverage innovative networking and ISR concepts. Investments were also made to develop concepts and capabilities related to cyber and security products, as well as the development of next-generation space and intelligence systems. Along with increased funding to support these network-enabled capabilities, we also maintained our investment levels in missile defense, directed energy and advanced exploration systems.

Backlog

N&SS total backlog decreased 14% in 2011 compared with 2010 primarily due to termination for convenience by the U.S. Army of the BCTM program and revenues recognized on multi-year contracts awarded in prior years, partially offset by the contract award for the Missile Defense Agency Development and Sustainment Contract. Total backlog increased 6% in 2010 compared with 2009 primarily due to two commercial satellite contract awards, a multi-year contract award on the International Space Station program and GMD contract awards, partially offset by revenues recognized on the BCTM program.

Additional Considerations

Sea Launch

See the discussion of the Sea Launch receivables in Note 11 to our Consolidated Financial Statements.

Satellites

See the discussions of Boeing Satellite Systems International, Inc. in Note 21 to our Consolidated Financial Statements.

Global Services & Support

Operating Results

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Revenues	$8,356	$8,250	$8,480
% of Total company revenues	12%	13%	12%
Earnings from operations	$942	$914	$932
Operating margins	11.3%	11.1%	11.0%
Research and development	$121	$130	$122
Contractual backlog	$13,213	$13,684	$11,924
Unobligated backlog	$108	$90	$331

Revenues

GS&S revenues increased $106 million in 2011, an increase of 1%, and decreased $230 million in 2010, a decrease of 3%, in each case compared with the prior year. The 2011 increase is primarily due to higher revenues on several Integrated Logistics (IL) programs and a Defense & Government services contract, partially offset by lower revenues from Maintenance, Modifications and Upgrades (MM&U) due to the conclusion in 2010 of our KC-10 support program. The 2010 decrease is primarily due to lower revenues on several MM&U programs partially offset by higher revenues on several IL programs.

Operating Earnings

GS&S operating earnings increased by 3% in 2011 primarily due to higher earnings on several IL programs, partially offset by lower earnings on MM&U programs. Operating earnings decreased 2% in 2010 primarily due to lower revenues.

Research and Development

GS&S focused on its investment strategies in the following core businesses: IL, MM&U, Training Systems & Services (TS&S), and Defense & Government Services. Our investments also fund investigation into synergies between existing markets through our Advanced Services organization. This research continues the development and implementation of innovative tools, processes and systems which will deliver affordable readiness solutions to our customers.

Backlog

GS&S total backlog decreased by 3% in 2011 compared with 2010 primarily due to revenues recognized on multi-year contracts awarded in prior years on several IL programs, partially offset by a TS&S contract award on the P-8A program. Total backlog increased by 12% in 2010 compared with 2009 primarily due to the award of the UK LogNEC contract. Backlog also increased due to increases in several IL and MM&U programs, partially offset by decreases in several TS&S programs.

Boeing Capital Corporation

Business Environment and Trends

BCC’s customer financing and investment portfolio at December 31, 2011 totaled $4,327 million. A substantial portion of BCC’s portfolio is concentrated among certain U.S. commercial airline customers. BCC’s portfolio is also concentrated by varying degrees across Boeing aircraft product types most notably out-of-production Boeing aircraft such as 717 aircraft.

BCC provided customer financing of $239 million and $72 million during 2011 and 2010. The European sovereign debt crisis poses a financing risk to airlines and may reduce overall levels of commercial aircraft financing. However, we expect the reduction in funding from European commercial banks to be largely offset by increased financing availability from other sources, such as capital markets, lessors, and banks from other regions of the world.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,000 western-built commercial jet aircraft (9.4% of current world fleet) were parked at the end of 2011, including both in-production and out-of-production aircraft types. Of these parked aircraft, approximately 30% are not expected to return to service. At the end of 2010 and 2009, 10.5% and 11.6% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service.

Summary Financial Information

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Revenues	$532	$639	$660
Earnings from operations	$125	$152	$126
Operating margins	23%	24%	19%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues decreased $107 million in 2011 compared with 2010 primarily due to lower operating lease income from a smaller portfolio of equipment under operating leases as a result of aircraft returns and lower lease rates on re-leased aircraft and lower interest income on notes receivable resulting from a lower weighted average notes receivable balance and a decrease in the weighted average annual effective interest rate during 2011. The decrease in revenues in 2010 compared with 2009 of $21 million was primarily due to lower operating lease income from a smaller portfolio of equipment under operating leases as a result of aircraft returns and lower lease rates on re-leased aircraft.

Earnings From Operations

BCC’s operating earnings are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings decreased by $27 million in 2011 compared with 2010 primarily due to lower revenues and higher asset impairment expense partially offset by lower interest expense, lower depreciation expense and a reduction in the allowance for losses. The increase in operating earnings in 2010 compared with 2009 was primarily due to lower asset impairment expense and a reduction in the allowance for losses.

Financial Position

The following table presents selected financial data for BCC as of December 31:

(Dollars in millions)	2011	2010
BCC customer financing and investment portfolio	$4,327	$4,694
Valuation allowance as a % of total receivables	2.2%	3.8%
Debt	$3,400	$3,446
Debt-to-equity ratio	6.2-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at December 31, 2011 decreased from December 31, 2010 due to normal portfolio run-off and asset sales, partially offset by the origination of notes receivable and purchase of equipment under operating lease. At December 31, 2011 and 2010, BCC had $521 million and $583 million of assets that were held for sale or re-lease, of which $476 million and $28 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $111 million are scheduled to be returned off lease during 2012. These aircraft are being remarketed or the leases are being extended and approximately $13 million of such aircraft had either executed term sheets with deposits or firm contracts as of December 31, 2011.

BCC enters into certain transactions with the Other segment in the form of guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Bankruptcies

On November 29, 2011, American Airlines, Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. At December 31, 2011 American Airlines accounted for $653 million of our customer financing portfolio, including $362 million recorded by BCC. American Airlines has not rejected any of the leases related to our aircraft. We believe that our customer financing receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy for potential impacts on our business.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with BCC. As of December 31, 2011, BCC has not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.

On May 2, 2011, Southwest Airlines Co. (Southwest) completed its acquisition of AirTran Holdings, Inc. AirTran Holdings’ successor entity (AirTran) and its subsidiaries represent approximately 26% of our gross customer financing portfolio carrying value, consisting principally of 717 aircraft. AirTran is the largest customer in terms of BCC’s segment revenue and customer financing portfolio carrying value. In the fourth quarter of 2011, we revised the contractual terms of our leases with AirTran in conjunction with receiving a full guarantee from Southwest of those lease payment obligations. Revenue and earnings are expected to be approximately $30 million lower in 2012 due to these lease revisions.

Other Segment

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Revenues	$138	$138	$165
Earnings/(loss) from operations	54	(327)	(152)

Other segment operating earnings for the year ended December 31, 2011 increased by $381 million compared with 2010 primarily due to a $241 million reduction in the allowance for losses on AirTran receivables and $124 million of lower impairment charges related to our customer financing portfolio in 2011.

Other segment operating loss for the year ended December 31, 2010 increased by $175 million primarily due to $144 million of charges related to our customer financing portfolio and higher environmental remediation expenses of $36 million.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)

Years ended December 31,	2011	2010	2009
Net earnings	$4,018	$3,307	$1,312
Non-cash items	2,140	2,679	2,381
Changes in working capital	(2,135)	(3,034)	1,910
Net cash provided by operating activities	4,023	2,952	5,603
Net cash provided/(used) by investing activities	2,369	(4,831)	(3,794)
Net cash (used)/provided by financing activities	(1,700)	(1,962)	4,094
Effect of exchange rate changes on cash and cash equivalents	(2)	(15)	44
Net increase/(decrease) in cash and cash equivalents	4,690	(3,856)	5,947
Cash and cash equivalents at beginning of year	5,359	9,215	3,268
Cash and cash equivalents at end of year	$10,049	$5,359	$9,215

Operating Activities Net cash provided by operating activities increased by $1,071 million to $4,023 million during 2011 compared with 2010 primarily due to higher earnings and lower working capital growth as the continued growth in inventory was partially offset by increases in advances from customers and accounts payable. Our investment in gross inventories increased to $56,499 million at December 31, 2011, up from $46,738 million at December 31, 2010 while advances and progress billings increased to $39,755 million at December 31, 2011 compared with $34,744 million at December 31, 2010. The increase in inventory was driven by higher investments in commercial airplane program inventory, specifically 787 inventory, while higher advances and progress payments reflect increased production rates and commercial airplane orders. We expect inventory to grow at a lower rate in 2012 as additional deliveries offset the ramp up of commercial airplane production and as design changes are incorporated into completed 747 and 787 airplanes. Cash contributions to our pension plans totaled $531 million and $35 million in 2011 and 2010.

Investing Activities Cash provided by investing activities totaled $2,369 million during 2011 compared with $4,831 million used during 2010, primarily due to lower investments in time deposits during 2011. In 2011, capital expenditures totaled $1,713 million up from $1,125 million in 2010. Capital spending in 2011 is higher than 2010 due to the construction of a 787 final assembly factory and related site buildings in North Charleston, South Carolina, higher spending to support commercial airplane production rate increases and capital improvements. We expect capital expenditures to be higher in 2012 due to continued investment to ramp up commercial production rates. Expenditures on acquisitions totaled $42 million, down from $932 million in 2010 which included the acquisition of Argon ST, Inc. for $782 million.

Financing Activities Cash used by financing activities totaled $1,700 million during 2011 compared with $1,962 million used during 2010 as proceeds from new borrowings of $799 million in 2011 more than offset $314 million of higher repayments of distribution rights financing and $241 million of higher debt repayments.

In 2011, net proceeds from BCC borrowings amounted to $745 million and we repaid $930 million of debt, including repayments of $798 million of debt held at BCC. At December 31, 2011 and 2010, the recorded balance of debt was $12,371 million and $12,421 million, of which $2,353 million and $948 million were classified as short-term. This includes $3,400 million and $3,446 million of debt recorded at BCC, of which $879 million and $801 million were classified as short-term.

In 2011 and 2010, we had 350,778 and 494,939 shares transferred to us from employees for tax withholding and did not repurchase any shares through our open market share repurchase program. During 2009, cash used in our open market share repurchase program totaled $50 million.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. Throughout 2011 and at December 31, 2011, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $4,600 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings.

Financing commitments totaled $15,866 million and $9,865 million as of December 31, 2011 and December 31, 2010. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.

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

At December 31, 2011 and 2010, our pension plans were $16,600 million and $9,854 million underfunded as measured under GAAP. On an ERISA basis our plans were approximately 99% funded at December 31, 2011 with minimal required contributions in 2012. We expect to make discretionary contributions to our plans of approximately $1,500 million in 2012. We may be required to make higher contributions to our pension plans in future years.

As of December 31, 2011, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.

Contractual Obligations

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2011, and the estimated timing thereof.

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including current portion)	$12,158	$2,257	$2,563	$1,864	$5,474
Interest on debt(1)	6,433	584	893	737	4,219
Pension and other postretirement cash requirements	27,778	612	4,503	8,827	13,836
Capital lease obligations	235	99	118	17	1
Operating lease obligations	1,311	202	333	180	596
Purchase obligations not recorded on the Consolidated Statements of Financial Position	106,235	36,589	37,591	21,749	10,306
Purchase obligations recorded on the Consolidated Statements of Financial Position	14,153	13,432	699	4	18
Total contractual obligations	$168,303	$53,775	$46,700	$33,378	$34,450

(1)	Includes interest on variable rate debt calculated based on interest rates at December 31, 2011. Variable rate debt was approximately 1% of our total debt at December 31, 2011.

Pension and Other Postretirement Benefits Pension cash requirements are based on an estimate of our minimum funding requirements, pursuant to ERISA regulations, although we may make additional discretionary contributions. Estimates of other postretirement benefits are based on both our estimated future benefit payments and the estimated contributions to plans that are funded through trusts.

Purchase Obligations Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. Purchase obligations include amounts recorded as well as amounts that are not recorded on the Consolidated Statements of Financial Position. Approximately 6% of the purchase obligations disclosed above are reimbursable to us pursuant to cost-type government contracts.

Purchase Obligations Not Recorded on the Consolidated Statements of Financial Position Production related purchase obligations not recorded on the Consolidated Statements of Financial Position include agreements for inventory procurement, tooling costs, electricity and natural gas contracts, property, plant and equipment, and other miscellaneous production related obligations. The most significant obligation relates to inventory procurement contracts. We have entered into certain significant inventory procurement contracts that specify determinable prices and quantities, and long-term delivery timeframes. In addition, we purchase raw materials on behalf of our suppliers. These agreements require suppliers and vendors to be prepared to build and deliver items in sufficient time to meet our production schedules. The need for such arrangements with suppliers and vendors arises from the extended production planning horizon for many of our products. A significant portion of these inventory commitments is supported by firm contracts and/or has historically resulted in settlement through reimbursement from customers for penalty payments to the supplier should the customer not take delivery. These amounts are also included in our forecasts of costs for program and contract accounting. Some inventory procurement contracts may include escalation adjustments. In these limited cases, we have included our best estimate of the effect of the escalation adjustment in the amounts disclosed in the table above.

Purchase Obligations Recorded on the Consolidated Statements of Financial Position Purchase obligations recorded on the Consolidated Statements of Financial Position primarily include accounts payable and certain other liabilities including accrued compensation.

Industrial Participation Agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2011, we incurred no such penalties. As of December 31, 2011, we have outstanding industrial participation agreements totaling $11.1 billion that extend through 2024. Purchase order commitments associated with industrial participation agreements are included in purchase obligations in the table above. To be eligible for such a purchase order commitment from us, a foreign supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.

Income Tax Obligations As of December 31, 2011, our net asset for income taxes receivable, including uncertain tax positions, was $179 million. We are not able to reasonably estimate the timing of future cash flows related to uncertain tax positions. Our income tax matters are excluded from the table above. See Note 5 to our Consolidated Financial Statements.

Commercial Commitments

The following table summarizes our commercial commitments outstanding as of December 31, 2011.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$6,199	$4,693	$1,064	$304	$138
Commercial aircraft financing commitments	15,866	1,562	3,424	6,114	4,766
Total commercial commitments	$22,065	$6,255	$4,488	$6,418	$4,904

Commercial aircraft financing commitments include commitments to provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns based on estimated earliest potential funding dates. Based on historical experience, we anticipate that we will not be required to fund a significant portion of our financing commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. See Note 12 to our Consolidated Financial Statements.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 21 to our Consolidated Financial Statements, including our contesting the default termination of the A-12 aircraft, certain employment, labor and benefits litigation, litigation/arbitration involving Boeing Satellite Systems International, Inc. programs and civil securities litigation relating to disclosures concerning the 787 program.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $758 million at December 31, 2011. For additional information, see Note 12 to our Consolidated Financial Statements.

Income Taxes We have recorded a liability of $939 million at December 31, 2011 for uncertain tax positions. For further discussion of these contingencies, see Note 5 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 13 to our Consolidated Financial Statements.

Critical Accounting Policies

Contract Accounting

We use contract accounting to determine revenue, cost of sales, and profit for almost all of our BDS business. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

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

Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately as a charge to earnings. For the years ending December 31, 2011, 2010 and 2009 cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $229 million, $125 million and $29 million respectively. Significant adjustments recorded during the three years ended December 31, 2011 relate to reach-forward losses on the AEW&C and the KC-767 International Tanker programs.

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all contracts in BDS for all of 2011 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $320 million. In addition, a number of our fixed price development contracts are in a reach-forward loss position. Changes to estimated losses are recorded immediately in earnings.

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

Factors that must be estimated include program accounting quantity, sales price, labor and employee benefit costs, material costs, procured part costs, major component costs, overhead costs, program tooling and other non-recurring costs, and routine warranty costs. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. Total estimated program sales are determined by estimating the model mix and sales price for all unsold units within the accounting quantity, added together with the sales prices for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment that is based on projected escalation rates, consistent with typical sales contract terms. Cost estimates are based largely on negotiated and anticipated contracts with suppliers, historical performance trends, and business base and other economic projections. Factors that influence these estimates include production rates, internal and subcontractor performance trends, customer and/or supplier claims or assertions, asset utilization, anticipated labor agreements, and inflationary trends.

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

The program method of accounting allocates tooling and other non-recurring and production costs over the accounting quantity for each program. Because of the higher unit production costs experienced at the beginning of a new program and substantial investment required for initial tooling and other non-recurring costs, new commercial aircraft programs, such as the 787 program, typically have lower margins than established programs.

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or other circumstances may adversely or positively affect financial performance in future periods. If combined cost of sales percentages for commercial airplane programs, excluding the 747 and 787 programs, for all of 2011 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $276 million.

The 747 program is in a reach-forward loss position having recorded a total of $2,037 million of reach-forward losses in 2009 and 2008. Absent changes in the estimated revenues or costs, subsequent deliveries are recorded at zero margin. Reductions to the estimated loss in subsequent periods are spread over all undelivered units in the accounting quantity, whereas increases to the estimated loss are recorded immediately. Any such increases could result in additional charges.

The 787 program has a low single digit profit margin. The cumulative impacts of the production challenges, schedule delays and customer and supplier impacts continue to place significant pressure on revenues, costs and the profitability of the 787 program. The scale and duration of the 787 program is such that relatively minor changes in assumptions or variables could have a material effect on our reported results in any period if the program is determined to have a reach-forward loss.

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

Three primary factors influencing the level of our allowance are customer credit ratings, collateral values and default rates. If each customer’s credit rating were upgraded or downgraded by one major rating category at December 31, 2011, the allowance would have decreased by $41 million or increased by $107 million. If the collateral values were 20% higher or lower at December 31, 2011, the allowance would have decreased by $24 million or increased by $21 million. If the cumulative default rates used for each rating category increased or decreased 1%, the allowance would have increased or decreased by $7 million.

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

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $10 million for the year ended December 31, 2011.

Residual Values Equipment under operating leases and assets held for re-lease are carried at cost less accumulated depreciation and are depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases and assets held for re-lease. If the estimated residual values declined 20% at December 31, 2011, we estimate that we would have incurred additional impairment expense of $19 million for the year ended December 31, 2011, and a future cumulative pre-tax earnings reduction of approximately $106 million recognized over the remaining depreciable periods, of which approximately $11 million would be recognized in 2012.

Our investment in sales-type/finance leases includes future minimum lease payments receivable plus the estimated residual value of leased assets less unearned income. Declines in estimated residual value that are deemed other than temporary are recognized in the period in which the decline occurs. If the estimated residual values declined 20% at December 31, 2011, we estimate that we would have reduced pre-tax income by $48 million for the year ended December 31, 2011.

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

We completed our assessment of goodwill as of April 1, 2011 and determined that the estimated fair value of each reporting unit significantly exceeded its corresponding carrying value. Changes in our forecasts or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods. A 10% decrease in the estimated fair value of any of our operations would have no impact on the carrying value of goodwill.

As of December 31, 2011 and 2010, we had $497 million of indefinite-lived intangible assets related to the Jeppesen and Aviall brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and tradenames. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. A 10% decrease in the discounted cash flows would reduce the carrying value of these indefinite-lived intangible assets by less than $1 million.

Postretirement Plans

The majority of our employees are covered by defined benefit pension plans. All nonunion and some union employees hired after December 31, 2008 are not covered by defined benefit plans. We also have other postretirement benefits consisting principally of healthcare coverage for eligible retirees and qualifying dependents. Accounting rules require an annual measurement of our projected obligations and plan assets. These measurements are based upon several assumptions, including the discount rate, the expected long-term rate of asset return, and medical trend rate (rate of growth for medical costs). Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligations and Shareholders’ equity.

The following table shows the sensitivity of our pension and other postretirement benefit plan liabilities and net periodic cost to a 25 basis point change in the discount rate as of December 31, 2011.

(Dollars in millions)	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans
Projected benefit obligation	$(2,108)	$2,684
Net periodic pension cost	(220)	280

Other postretirement benefit plans
Accumulated postretirement benefit obligation	(173)	203
Net periodic postretirement benefit cost	(13)	15

Pension expense is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2011 net periodic pension expense by $124 million. We expect 2012 net periodic pension cost to increase by approximately $700 million and the portion recognized in earnings for 2012 to increase by approximately $1.0 billion primarily due to a reduction in the discount rate from 5.3% at December 31, 2010 to 4.4% at December 31, 2011 and amortization of actuarial losses. Absent increases in interest rates, higher asset values and/or higher contributions, net periodic pension cost will increase further in future years.

The assumed medical trend rates have a significant effect on the following year’s expense, recorded liabilities and Shareholders’ equity. The following table shows the sensitivity of our other postretirement benefit plan liabilities and net periodic cost to a 100 basis point change as of December 31, 2011.

(Dollars in millions)	Change in medical trend rate Increase 100 bps	Change in medical trend rate Decrease 100 bps
Other postretirement benefit plans
Accumulated postretirement benefit obligation	$642	$(572)
Net periodic postretirement benefit cost	127	(111)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations, and customer financing assets and liabilities. Additionally, BCC uses interest rate swaps with certain debt obligations to manage exposure to interest rate changes. Exposure to this risk is managed by generally matching the profile of BCC’s liabilities with that of BCC’s assets in relation to amount and terms such as expected maturities and fixed versus floating interest rates. As of December 31, 2011, the impact over the next 12 months of a 100 basis point immediate and sustained rise or fall in interest rates would be a $10 million increase or a $1 million decrease to BCC’s pre-tax earnings. For purposes of the foregoing sensitivity analysis, we assume that the level of our floating rate assets and debt (including the impact of derivatives) remain unchanged from year-end 2011 and that they are all subject to immediate re-pricing. Historically, we have not experienced material gains or losses on our investments or customer financing assets and liabilities due to interest rate changes.

Based on the portfolio of other Boeing fixed-rate debt, the unhedged exposure to interest rate risk is not material. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.

Foreign Currency Exchange Rate Risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward and option contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2011, a 10% increase in the exchange rate in our portfolio of foreign currency contracts would have decreased our unrealized gains by $220 million and a 10% decrease in the exchange rate would have increased our unrealized gains by $248 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries

Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2011	2010	2009
Sales of products	$57,401	$52,586	$57,032
Sales of services	11,334	11,720	11,249
Total revenues	68,735	64,306	68,281
Cost of products	(46,642)	(42,194)	(47,639)
Cost of services	(9,097)	(9,489)	(8,726)
Boeing Capital Corporation interest expense	(128)	(160)	(175)
Total costs and expenses	(55,867)	(51,843)	(56,540)
	12,868	12,463	11,741
Income from operating investments, net	278	267	249
General and administrative expense	(3,408)	(3,644)	(3,364)
Research and development expense, net	(3,918)	(4,121)	(6,506)
Gain/(loss) on dispositions, net	24	6	(24)
Earnings from operations	5,844	4,971	2,096
Other income/(expense), net	47	52	(26)
Interest and debt expense	(498)	(516)	(339)
Earnings before income taxes	5,393	4,507	1,731
Income tax expense	(1,382)	(1,196)	(396)
Net earnings from continuing operations	4,011	3,311	1,335
Net gain/(loss) on disposal of discontinued operations, net of taxes of ($4), $2 and $13	7	(4)	(23)
Net earnings	$4,018	$3,307	$1,312

Basic earnings per share from continuing operations	$5.38	$4.50	$1.89
Net gain/(loss) on disposal of discontinued operations, net of taxes	0.01	(0.01)	(0.03)
Basic earnings per share	$5.39	$4.49	$1.86

Diluted earnings per share from continuing operations	$5.33	$4.46	$1.87
Net gain/(loss) on disposal of discontinued operations, net of taxes	0.01	(0.01)	(0.03)
Diluted earnings per share	$5.34	$4.45	$1.84

See notes to the consolidated financial statements on pages 55 – 108.

The Boeing Company and Subsidiaries

Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2011	2010
Assets
Cash and cash equivalents	$10,049	$5,359
Short-term and other investments	1,223	5,158
Accounts receivable, net	5,793	5,422
Current portion of customer financing, net	476	285
Deferred income taxes	29	31
Inventories, net of advances and progress billings	32,240	24,317
Total current assets	49,810	40,572
Customer financing, net	4,296	4,395
Property, plant and equipment, net	9,313	8,931
Goodwill	4,945	4,937
Acquired intangible assets, net	3,044	2,979
Deferred income taxes	5,892	4,031
Investments	1,043	1,111
Other assets, net of accumulated amortization of $717 and $630	1,643	1,609
Total assets	$79,986	$68,565

Liabilities and equity
Accounts payable	$8,406	$7,715
Accrued liabilities	12,239	13,802
Advances and billings in excess of related costs	15,496	12,323
Deferred income taxes and income taxes payable	2,780	607
Short-term debt and current portion of long-term debt	2,353	948
Total current liabilities	41,274	35,395
Accrued retiree health care	7,520	8,025
Accrued pension plan liability, net	16,537	9,800
Non-current income taxes payable	122	418
Other long-term liabilities	907	592
Long-term debt	10,018	11,473
Shareholders’ equity:
Common stock, par value $5.00 – 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,033	3,866
Treasury stock, at cost	(16,603)	(17,187)
Retained earnings	27,524	24,784
Accumulated other comprehensive loss	(16,500)	(13,758)
Total shareholders’ equity	3,515	2,766
Noncontrolling interest	93	96
Total equity	3,608	2,862
Total liabilities and equity	$79,986	$68,565

See notes to the consolidated financial statements on pages 55 – 108.

The Boeing Company and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2011	2010	2009
Cash flows – operating activities:
Net earnings	$4,018	$3,307	$1,312
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	186	215	238
Depreciation	1,457	1,510	1,459
Amortization of acquired intangible assets	203	217	207
Amortization of debt discount/premium and issuance costs	15	19	12
Investment/asset impairment charges, net	119	174	151
Customer financing valuation provision	(269)	51	45
(Gain)/loss on disposal of discontinued operations	(11)	6	36
(Gain)/loss on dispositions, net	(24)	(6)	24
Other charges and credits, net	500	512	214
Excess tax benefits from share-based payment arrangements	(36)	(19)	(5)
Changes in assets and liabilities –
Accounts receivable	(292)	8	(391)
Inventories, net of advances and progress billings	(10,012)	(7,387)	(1,525)
Accounts payable	1,164	313	1,141
Accrued liabilities	237	668	1,327
Advances and billings in excess of related costs	3,173	238	(680)
Income taxes receivable, payable and deferred	1,262	822	607
Other long-term liabilities	127	328	(12)
Pension and other postretirement plans	2,126	1,335	1,140
Customer financing, net	(6)	717	104
Other	86	(76)	199
Net cash provided by operating activities	4,023	2,952	5,603
Cash flows – investing activities:
Property, plant and equipment additions	(1,713)	(1,125)	(1,186)
Property, plant and equipment reductions	94	63	27
Acquisitions, net of cash acquired	(42)	(932)	(639)
Contributions to investments	(6,796)	(15,548)	(2,629)
Proceeds from investments	10,757	12,425	1,041
Payments on Sea Launch guarantees			(448)
Reimbursement of Sea Launch guarantee payments		82	40
Receipt of economic development program funds	69	206
Purchase of distribution rights		(2)
Net cash provided/(used) by investing activities	2,369	(4,831)	(3,794)
Cash flows – financing activities:
New borrowings	799	41	5,961
Debt repayments	(930)	(689)	(551)
Payments to noncontrolling interests			(40)
Repayments of distribution rights financing	(451)	(137)
Stock options exercised, other	114	87	10
Excess tax benefits from share-based payment arrangements	36	19	5
Employee taxes on certain share-based payment arrangements	(24)	(30)	(21)
Common shares repurchased			(50)
Dividends paid	(1,244)	(1,253)	(1,220)
Net cash (used)/provided by financing activities	(1,700)	(1,962)	4,094
Effect of exchange rate changes on cash and cash equivalents	(2)	(15)	44
Net increase/(decrease) in cash and cash equivalents	4,690	(3,856)	5,947
Cash and cash equivalents at beginning of year	5,359	9,215	3,268
Cash and cash equivalents at end of year	$10,049	$5,359	$9,215

See notes to the consolidated financial statements on pages 55 – 108.

The Boeing Company and Subsidiaries

Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share- Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2009	$5,061	$3,456	($17,758)	($1,203)	$22,675	($13,525)	$152	($1,142)
Net earnings					1,312		2	1,314
Unrealized gain on derivative instruments, net of tax of $(92)						159		159
Unrealized gain on certain investments, net of tax of $(18)						30		30
Reclassification adjustment for losses realized in net earnings, net of tax of $(22)						38		38
Currency translation adjustment						154		154
Postretirement liability adjustment, net of tax of $(717)						1,267		1,267

Comprehensive income								2,962

Share-based compensation and related dividend equivalents		243			(8)			235
ShareValue Trust activity		412		(412)
Excess tax pools		(1)						(1)
Treasury shares issued for stock options exercised, net		(5)	15					10
Treasury shares issued for other share-based plans, net		(80)	69					(11)
Treasury shares repurchased			(50)					(50)
Cash dividends declared ($1.68 per share)					(1,233)			(1,233)
Treasury shares contributed to pension plans		(313)	1,813					1,500
Changes in noncontrolling interest		12					(57)	(45)
Balance December 31, 2009	$5,061	$3,724	($15,911)	($1,615)	$22,746	($11,877)	$97	$2,225
Net earnings					3,307		1	3,308
Unrealized gain on derivative instruments, net of tax of $(22)						37		37
Reclassification adjustment for gains realized in net earnings, net of tax of $5						(9)		(9)
Currency translation adjustment						16		16
Postretirement liability adjustment, net of tax of $1,109						(1,925)		(1,925)

Comprehensive income								1,427

Share-based compensation and related dividend equivalents		235			(24)			211
ShareValue Trust activity		242		(242)
ShareValue Trust termination			(1,857)	1,857
Excess tax pools		(234)						(234)
Treasury shares issued for stock options exercised, net		(45)	132					87
Treasury shares issued for other share-based plans, net		(82)	60					(22)
Treasury shares issued for 401(k) contribution		26	389					415
Cash dividends declared ($1.68 per share)					(1,245)			(1,245)
Changes in noncontrolling interest							(2)	(2)
Balance December 31, 2010	$5,061	$3,866	($17,187)		$24,784	($13,758)	$96	$2,862

Consolidated Statements of Equity (continued)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share- Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance December 31, 2010	$5,061	$3,866	($17,187)		$24,784	($13,758)	$96	$2,862
Net earnings					4,018		(1)	4,017
Unrealized loss on derivative instruments, net of tax of $7						(13)		(13)
Unrealized loss on certain investments, net of tax of $1						(2)		(2)
Reclassification adjustment for gains realized in net earnings, net of tax of $9						(16)		(16)
Currency translation adjustment						(35)		(35)
Postretirement liability adjustment, net of tax of $1,538						(2,676)		(2,676)

Comprehensive income								1,275

Share-based compensation and related dividend equivalents		197			(15)			182
Excess tax pools		20						20
Treasury shares issued for stock options exercised, net		(37)	151					114
Treasury shares issued for other share-based plans, net		(59)	45					(14)
Treasury shares issued for 401(k) contribution		46	388					434
Cash dividends declared ($1.70 per share)					(1,263)			(1,263)
Changes in noncontrolling interest							(2)	(2)
Balance December 31, 2011	$5,061	$4,033	($16,603)		$27,524	($16,500)	$93	$3,608

See notes to the consolidated financial statements on pages 55 – 108.

The Boeing Company and Subsidiaries

Notes to the Consolidated Financial Statements

Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2011	2010	2009
Revenues:
Commercial Airplanes	36,171	$31,834	$34,051
Boeing Defense, Space & Security:
Boeing Military Aircraft	14,947	14,238	14,304
Network & Space Systems	8,673	9,455	10,877
Global Services & Support	8,356	8,250	8,480
Total Boeing Defense, Space & Security	31,976	31,943	33,661
Boeing Capital Corporation	532	639	660
Other segment	138	138	165
Unallocated items and eliminations	(82)	(248)	(256)
Total revenues	$68,735	$64,306	$68,281

Earnings/(loss) from operations:
Commercial Airplanes	3,495	$3,006	$(583)
Boeing Defense, Space & Security:
Boeing Military Aircraft	1,526	1,250	1,527
Network & Space Systems	690	711	839
Global Services & Support	942	914	932
Total Boeing Defense, Space & Security	3,158	2,875	3,298
Boeing Capital Corporation	125	152	126
Other segment	54	(327)	(151)
Unallocated items and eliminations	(988)	(735)	(594)
Earnings from operations	5,844	4,971	2,096
Other income/(expense), net	47	52	(26)
Interest and debt expense	(498)	(516)	(339)
Earnings before income taxes	5,393	4,507	1,731
Income tax expense	(1,382)	(1,196)	(396)
Net earnings from continuing operations	4,011	3,311	1,335
Net gain/(loss) on disposal of discontinued operations, net of taxes of ($4), $2 and $13	7	(4)	(23)
Net earnings	$4,018	$3,307	$1,312

This information is an integral part of the notes to the consolidated financial statements. See Note 22 for further segment results.

The Boeing Company and Subsidiaries

Notes to the Consolidated Financial Statements

Years ended December 31, 2011, 2010 and 2009

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

Changes in estimated revenues, cost of sales and the related effect to operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. In 2011, 2010 and 2009 net favorable cumulative catch-up adjustments increased operating earnings by $229, $125 and $29 respectively and EPS by $0.23, $0.12 and $0.03 respectively. Significant adjustments recorded during the three years ended December 31, 2011 relate to reach-forward losses on the AEW&C and the KC-767 International Tanker programs.

We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective. These essentially represent an agreement to do a single project for a single customer, involve interrelated construction activities with substantial common costs, and are performed concurrently or sequentially. When a group of contracts is combined, revenue and profit are earned uniformly over the performance of the combined contracts. Similarly, we may segment a single contract or group of contracts when a clear economic decision has been made during contract negotiations that would produce different rates of profitability for each element or phase of the contract.

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

Program Accounting Our Commercial Airplanes segment predominantly uses program accounting to account for cost of sales related to its programs. Program accounting is applicable to products manufactured for delivery under production-type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs, program tooling and other non-recurring costs, and routine warranty costs are accumulated and charged to cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. The determination of the accounting quantity is limited by the ability to make reasonably dependable estimates of the revenue and cost of existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs for the total program.

We recognize sales for commercial airplane deliveries as each unit is completed and accepted by the customer. Sales recognized represent the price negotiated with the customer, adjusted by an escalation formula as specified in the customer agreement. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of sales recognized for airplanes delivered and accepted by the customer. Changes in estimated revenues, cost of sales and the related effects on program margins are recognized prospectively except in cases where the program is determined to have a reach-forward loss in which case the loss is recognized in the current period.

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

Financial Services Revenue We record financial services revenue associated with sales-type/finance leases, operating leases, and notes receivable.

Lease and financing revenue arrangements are included in Sales of services on the Consolidated Statements of Operations. For sales-type/finance leases, we record an asset at lease inception. This asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other-than-temporary are recognized as Cost of services in the period in which the declines occur.

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

Reinsurance Revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $144, $139 and $122 during 2011, 2010 and 2009, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $142, $123 and $118 during 2011, 2010 and 2009, respectively. Revenues and costs are presented net in Cost of services in the Consolidated Statements of Operations.

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

We have established cost sharing arrangements with some suppliers for the 787 program. Our cost sharing arrangements state that the supplier contributions are for reimbursements of costs we incur for experimentation, basic design, and testing activities during the 787 development. In each arrangement, we retain substantial rights to the 787 part or component covered by the arrangement. The amounts received from these cost sharing arrangements are recorded as a reduction to research and development expenses since we have no obligation to refund any amounts received per the arrangements regardless of the outcome of the development efforts. Specifically, under the terms of each agreement, payments received from suppliers for their share of the costs are typically based on milestones and are recognized as earned when we achieve the milestone events and no ongoing obligation on our part exists. In the event we receive a milestone payment prior to the completion of the milestone, the amount is classified in Accrued liabilities until earned.

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

Postretirement Plans

The majority of our employees are covered by defined benefit pension plans. All nonunion and some union employees hired after December 31, 2008 are not covered by defined benefit plans. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). A portion of net periodic pension and other postretirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period. Actuarial gains and losses, which occur when actual experience differs from actuarial assumptions, are reflected in Shareholders’ equity (net of taxes). If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities we amortize them over the average future service period of employees. The funded status of our pension and postretirement plans is reflected on the Consolidated Statements of Financial Position.

Postemployment Plans

We record a liability for postemployment benefits, such as severance or job training, when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Environmental Remediation

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. We routinely assess, based on in-depth studies, expert analyses and legal reviews, our contingencies, obligations, and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties and/or insurance carriers. Our policy is to accrue and charge to current expense identified exposures related to environmental remediation sites when it is probable that a liability has been incurred and the amount can be reasonably estimated. The amount of the liability is based on our best estimate or the low end of a range of reasonably possible exposure for investigation, cleanup, and monitoring costs to be incurred. Estimated remediation costs are not discounted to present value as the timing of payments cannot be reasonably estimated. We may be able to recover a portion of the remediation costs from insurers or other third parties. Such recoveries are recorded when realization of the claim for recovery is deemed probable.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank where conditions for right of set-off are met, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $132 and $209 at December 31, 2011 and 2010.

Inventories

Inventoried costs on commercial aircraft programs and long-term contracts include direct engineering, production and tooling and other non-recurring costs, and applicable overhead, which includes fringe benefits, production related indirect and plant management salaries and plant services, not in excess of estimated net realizable value. To the extent a material amount of such costs are related to an abnormal event or are fixed costs not appropriately attributable to our programs or contracts, they are expensed in the current period rather than inventoried. Inventoried costs include amounts relating to programs and contracts with long-term production cycles, a portion of which is not expected to be realized within one year. Included in inventory for federal government contracts is an allocation of allowable costs related to manufacturing process reengineering.

Commercial aircraft programs inventory includes deferred production costs. Deferred production costs represent actual costs incurred for production of early units that exceed the estimated average cost of all units in the program accounting quantity. Higher production costs are experienced at the beginning of a new or derivative airplane program. Units produced early in a program require substantially more effort (labor and other resources) than units produced later in a program because of volume efficiencies and the effects of learning. We expect that these deferred costs will be fully recovered when all units included in the accounting quantity are delivered as the expected unit cost for later deliveries is below the estimated average cost of all units in the program.

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

Precontract Costs

We may, from time to time, incur costs to begin fulfilling the statement of work under a specific anticipated contract that we are still negotiating with a customer. If we determine it is probable that we will be awarded the specific anticipated contract, then we capitalize the precontract costs we incur, excluding start-up costs which are expensed as incurred. Capitalized precontract costs are included in Inventories, net of advances and progress billings, in the accompanying Consolidated Statements of Financial Position. Should the contract not be awarded or otherwise determined to no longer be probable of award, the capitalized costs would be written off.

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

Indefinite-lived intangibles consist of brand and tradenames acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and tradenames. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment.

Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, from 4 to 14 years; product know-how, from 3 to 30 years; customer base, from 3 to 19 years; distribution rights, from 3 to 30 years; and other, from 1 to 32 years. We evaluate the potential impairment of finite-lived acquired intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Investments

Time deposits are held-to-maturity investments that are carried at cost.

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

Aircraft Valuation

Used aircraft under trade-in commitments and aircraft under repurchase commitments In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into trade-in commitments with certain customers that give them the right to trade in used aircraft at a specified price upon the purchase of Sale Aircraft. Additionally, we have entered into contingent repurchase commitments with certain customers wherein we agree to repurchase the Sale Aircraft at a specified price, generally 10 to 15 years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft. If we execute an agreement for the sale of additional new aircraft, and if the customer exercises its right to sell the Sale Aircraft to us, a contingent repurchase commitment would become a trade-in commitment. Our historical experience is that contingent repurchase commitments infrequently become trade-in commitments.

All trade-in commitments at December 31, 2011 and 2010 were solely attributable to Sale Aircraft and did not originate from contingent repurchase commitments. Exposure related to trade-in commitments may take the form of:

(1)	adjustments to revenue for the difference between the contractual trade-in price in the definitive agreement and our best estimate of the fair value of the trade-in aircraft as of the date of such agreement, which would be recorded in Inventory and recognized upon delivery of the Sale Aircraft, and/or

(2)	charges to cost of products for adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for Sale Aircraft but prior to the purchase of the used trade-in aircraft. Estimates based on current aircraft values would be included in Accrued liabilities.

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

Assets under operating lease, assets held for sale or re-lease and collateral underlying receivables Customer financing includes operating lease equipment, notes receivables, and sales-type/finance leases. Sales-type/finance leases are treated as receivables, and allowances for losses are established as necessary.

We assess the fair value of the assets we own, including equipment under operating leases, assets held for sale or re-lease, and collateral underlying receivables, to determine if their fair values are less than the related assets’ carrying values. Differences between carrying values and fair values of sales-type/finance leases and notes and other receivables, as determined by collateral value, are considered in determining the allowance for losses on receivables.

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

Impairment review for assets under operating leases and held for sale or re-lease We evaluate for impairment assets under operating lease or assets held for sale or re-lease when events or changes in circumstances indicate that the expected undiscounted cash flow from the asset may be less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow, including our intentions for how long we will hold an asset subject to operating lease before it is sold, the expected future lease rates, lease terms, residual value of the asset, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We record assets held for sale at the lower of carrying value or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of impairment expense recorded is the excess of the carrying value over the fair value of the asset.

Allowance for losses on customer financing receivables We record the potential impairment of customer financing receivables in our portfolio in a valuation account, the balance of which is an accounting estimate of probable but unconfirmed losses in the receivables portfolio. The allowance for losses on receivables relates to two components of receivables: (a) receivables that are evaluated individually for impairment and (b) all other receivables.

We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral we would expect to realize.

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

We provide guarantees to certain commercial airplane customers which include compensation provisions for failure to meet specified aircraft performance targets. We account for these performance guarantees as warranties. The estimated liability for these warranties is based on known and anticipated operational characteristics and forecasted customer operation of the aircraft relative to contractually specified performance targets, and anticipated settlements when contractual remedies are not specified. Estimated payments are recorded as a reduction of revenue at delivery of the related aircraft. We have agreements that require certain suppliers to compensate us for amounts paid to customers for failure of supplied equipment to meet specified performance targets. Claims against suppliers under these agreements are included in Inventories and recorded as a reduction in Cost of products at delivery of the related aircraft. These performance warranties and claims against suppliers are included in the programs’ estimate at completion.

Supplier Penalties

We record an accrual for supplier penalties when an event occurs that makes it probable that a supplier penalty will be incurred and the amount is reasonably estimable. Until an event occurs, we fully anticipate accepting all products procured under production-related contracts.

Guarantees

We record a liability in Accrued liabilities for the fair value of guarantees that are issued or modified after December 31, 2002. For a residual value guarantee where we received a cash premium, the liability is equal to the cash premium received at the guarantee’s inception. For credit and performance guarantees, the liability is equal to the present value of the expected loss. We determine the expected loss by multiplying the creditor’s default rate by the guarantee amount reduced by the expected recovery, if applicable, for each future period the credit or performance guarantee will be outstanding. If at inception of a guarantee, we determine there is a probable related contingent loss, we will recognize a liability for the greater of (a) the fair value of the guarantee as described above or (b) the probable contingent loss amount.

Note 2 – Acquisitions

Argon ST, Inc.

On August 5, 2010, we acquired Argon ST, Inc. (Argon) for $782, net of cash acquired. Argon develops command, control, communications, computers, intelligence, surveillance, and reconnaissance (C4ISR) and, combat systems. The acquisition was part of our strategy to expand our capabilities to address the C4ISR, cyber and intelligence markets. Argon’s results of operations from the acquisition date are included in the Network & Space Systems (N&SS) segment. Goodwill has been recorded in N&SS, Global Services & Support (GS&S) and Boeing Military Aircraft (BMA) segments.

The final allocation of the purchase price is as follows:

Accounts receivable	$66
Inventory	47
Property, plant and equipment	32
Goodwill	549
Finite-lived intangible assets(1)	216
Other assets	1
Accounts payable	(14)
Accrued liabilities	(69)
Advances and billings in excess of related costs	(8)
Deferred income taxes	(38)
Total net assets acquired	782

(1)	Finite-lived intangible assets have a weighted average amortization period of 13 years and include $133 of Developed technology and $69 of Customer base.

Vought Aircraft Industries Inc.

On July 30, 2009, we acquired the business, assets and operations of Vought Aircraft Industries, Inc.’s (Vought) 787 business conducted at North Charleston, South Carolina. In connection with the acquisition, we paid cash consideration of $590 and released Vought from its obligation to repay amounts of $416 previously advanced by us. Vought’s 787 business produces aft fuselage sections, including the fabrication, assembly and systems installation, for the 787 program. The acquisition of Vought strengthens our 787 program and bolsters our capability to develop and produce large composite structures. The results of operations from the acquisition date are included in our Commercial Airplanes segment.

The final allocation of the purchase price is as follows:

Inventory	$241
Property, plant and equipment	170
Goodwill	606
Finite-lived intangible assets(1)	49
Accounts payable	(24)
Accrued liabilities	(31)
Other long-term liabilities	(5)
Total net assets acquired	$1,006

(1)	The weighted average amortization period for finite-lived intangible assets is 17 years.

Note 3 – Goodwill and Acquired Intangibles

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Commercial Airplanes	Boeing Military Aircraft	Network & Space Systems	Global Services & Support	Total
Balance at January 1, 2009	$1,449	$848	$1,084	$266	$3,647
Vought acquisition	606				606
Goodwill adjustments	28		18	20	66
Balance at December 31, 2009	$2,083	$848	$1,102	$286	$4,319
Argon acquisition		193	345	11	549
Other acquisitions	18		14	4	36
Goodwill adjustments	9			24	33
Balance at December 31, 2010	$2,110	$1,041	$1,461	$325	$4,937
Acquisitions			16		16
Goodwill adjustments	(4)		(4)		(8)
Balance at December 31, 2011	$2,106	$1,041	$1,473	$325	$4,945

As of December 31, 2011 and 2010, we had indefinite-lived intangible assets with carrying amounts of $497 and $499 relating to tradenames.

The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$1,915	$295	$1,661	$211
Product know-how	507	144	499	116
Customer base	606	253	603	208
Developed technology	833	684	834	653
Other	195	133	193	122
Total	$4,056	$1,509	$3,790	$1,310

Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2011 and 2010 was $203 and $217. Estimated amortization expense for the five succeeding years is as follows: 2012 – $209; 2013 – $189; 2014 – $183; 2015 – $171 and 2016 – $155.

Non-cash investing and financing transactions related to acquired finite-lived intangibles during 2011 and 2010 were $256 and $62. Total acquired finite-lived intangibles of $335 and $529 remain unpaid as of December 31, 2011 and 2010.

Note 4 – Earnings Per Share

The weighted-average number of shares outstanding used to compute earnings per share are as follows:

(Shares in millions) Years ended December 31,	2011	2010	2009
Weighted average shares outstanding	744.1	735.0	705.9
Participating securities	2.5	3.1	3.7
Basic weighted average shares outstanding	746.6	738.1	709.6
Dilutive potential common shares	6.5	6.2	3.8
Diluted weighted average shares outstanding	753.1	744.3	713.4

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

(Shares in millions) Years ended December 31,	2011	2010	2009
Stock options	21.1	14.9	16.8
Performance Awards	1.5	3.8	2.0
ShareValue Trust			13.2
Performance Shares			0.8
Stock Units			0.2

Note 5 – Income Taxes

The components of earnings before income taxes were:

Years ended December 31,	2011	2010	2009
U.S.	$5,083	$4,310	$1,638
Non-U.S.	310	197	93
Total	$5,393	$4,507	$1,731

Income tax expense/(benefit) consisted of the following:

Years ended December 31,	2011	2010	2009
Current tax expense
U.S. federal	$(605)	$13	$(132)
Non-U.S.	93	80	69
U.S. state	(22)	(137)	145
Total current	(534)	(44)	82
Deferred tax expense
U.S. federal	1,856	969	457
Non-U.S.	(8)	(13)	(55)
U.S. state	68	284	(88)
Total deferred	1,916	1,240	314
Total income tax expense	$1,382	$1,196	$396

Net income tax payments/(refunds) were $57, $360, and $(198) in 2011, 2010 and 2009, respectively.

Our effective income tax rate was 25.6%, 26.5%, and 22.9% for the years ended December 31, 2011, 2010 and 2009, respectively. Our 2011 effective tax rate was lower than 2010, primarily due to an income tax charge of $150 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010. Our 2010 effective tax rate was higher than 2009, primarily because pre-tax book income in 2010 was higher than in 2009 and because of the income tax charge of $150 recorded during the first quarter of 2010. This was partially offset by a tax benefit of $371 recorded during the fourth quarter of 2010 as a result of settling the 1998-2003 federal audit. The following is a reconciliation of the U.S. federal statutory tax rate of 35% to our effective income tax rate:

Years ended December 31,	2011	2010	2009
U.S. federal statutory tax	35.0%	35.0%	35.0%
Research and development credits	(2.7)	(3.5)	(10.1)
Tax on international activities	(0.6)	(1.2)	(2.4)
Tax deductible dividends	(0.8)	(0.9)	(2.2)
State income tax provision, net of effect on U.S. federal tax	0.7	1.8	2.2
Medicare Part D law change		3.3
Federal audit settlement	(7.4)	(8.2)
Other provision adjustments	1.4	0.2	0.4
Effective income tax rate	25.6%	26.5%	22.9%

During the fourth quarter of 2011, a tax benefit of $397 was recorded as a result of settling the 2004-2006 federal tax audit. During the fourth quarter we received an audit report for the 2007-2008 IRS examination for which we are filing an appeal. We are also subject to examination in major state and international jurisdictions for the 2001-2011 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

Significant components of our deferred tax assets, net of deferred tax liabilities, at December 31 were as follows:

	2011	2010
Retiree health care accruals	$2,820	$3,061
Inventory and long-term contract methods of income recognition, fixed assets and other (net of valuation allowance of $27 and $27)	(5,189)	(2,644)
Partnerships and joint ventures	(228)	(263)
Other employee benefits accruals	1,352	1,272
In-process research and development related to acquisitions	51	65
Net operating loss, credit and capital loss carryovers (net of valuation allowance of $74 and $78)	488	300
Pension asset	5,315	3,443
Customer and commercial financing	(1,471)	(1,645)
Unremitted earnings of non-U.S. subsidiaries	(66)	(60)
Other net unrealized losses	69	13
Net deferred tax assets(1)	$3,141	$3,542

(1)	Of the deferred tax asset for net operating loss and credit carryovers, $336 expires in years ending from December 31, 2012 through December 31, 2031 and $152 may be carried over indefinitely.

Net deferred tax assets at December 31 were as follows:

	2011	2010
Deferred tax assets	$16,181	$14,383
Deferred tax liabilities	(12,939)	(10,736)
Valuation allowance	(101)	(105)
Net deferred tax assets	$3,141	$3,542

The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Included in the net deferred tax assets at December 31, 2011 and 2010 are deferred tax assets in the amounts of $9,743 and $8,186 related to Accumulated other comprehensive loss.

We have provided for U.S. deferred income taxes and foreign withholding tax in the amount of $66 on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

As of December 31, 2011 and 2010, the amounts accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position were as follows: interest of $48 and $170 and penalties of $10 and $12. The amounts of interest (benefit)/expense were ($94), ($105), and $45 for the years ended December 31, 2011, 2010, and 2009, respectively. The interest benefits recorded during 2011 and 2010 were primarily related to the 2004-2006 and 1998-2003 federal audit settlements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
Unrecognized tax benefits – January 1	$1,198	$1,787	$1,453
Gross increases – tax positions in prior periods	154	95	219
Gross decreases – tax positions in prior periods	(383)	(465)	(31)
Gross increases – current-period tax positions	28	76	148
Gross decreases – current-period tax positions	(15)	(40)
Settlements	(42)	(254)
Lapse of statute of limitations	(1)	(1)	(2)
Unrecognized tax benefits – December 31	$939	$1,198	$1,787

As of December 31, 2011, 2010 and 2009, the total amount of unrecognized tax benefits was $939, $1,198, and $1,787 of which $838, $1,074, and $1,452 would affect the effective tax rate, if recognized. As of December 31, 2011, these amounts are primarily associated with U.S. federal tax issues such as the amount of research and development tax credits claimed, the domestic production activities deductions claimed, and U.S. taxation of foreign earnings. Also included in these amounts are accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed.

The research and development credit expired on December 31, 2011. Members of Congress have introduced bills that would extend the credit. If the Research and Development credit is not extended there would be an unfavorable impact to our 2012 effective income tax rate. For the years ended December 31, 2011, 2010 and 2009, the Research and Development credit reduced our effective tax rate by 2.7%, 3.5%, and 10.1%, respectively.

Note 6 – Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2011	2010
U.S. government contracts	$2,950	$2,969
Commercial customers	1,390	1,241
Reinsurance receivables	585	487
Non-U.S. military contracts	553	514
Other	368	253
Less valuation allowance	(53)	(42)
Total	$5,793	$5,422

The following table summarizes our accounts receivable under long-term contracts that were not billable or related to outstanding claims as of December 31:

	Unbillable		Claims
	2011	2010	2011	2010
Current	$1,174	$994	$49	$30
Expected to be collected after one year	498	507	209	194
Total	$1,672	$1,501	$258	$224

Under contract accounting unbillable receivables on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Any adjustment for the credit quality of unbillable receivables, if required, would be recorded as a direct reduction of revenue. Factors considered in assessing the collectability of unbillable receivables include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. Unbillable receivables related to commercial customers expected to be collected after one year were $192 and $213 at December 31, 2011 and 2010. Accounts receivable related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization. Accounts receivable, other than those described above, expected to be collected after one year are not material.

Note 7 – Inventories

Inventories at December 31 consisted of the following:

	2011	2010
Long-term contracts in progress	$13,587	$14,400
Commercial aircraft programs	35,080	26,550
Commercial spare parts, used aircraft, general stock materials and other	7,832	5,788
Inventory before advances and progress billings	56,499	46,738
Less advances and progress billings	(24,259)	(22,421)
Total	$32,240	$24,317

Long-Term Contracts in Progress

Long-term contracts in progress included Delta launch program inventory that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At December 31, 2011 and 2010, the inventory balance was $1,085 and $1,385. As of December 31, 2011, $739 of this inventory relates to yet unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $58. See Note 13.

Inventory balances included $236 subject to claims or other uncertainties relating to the A-12 program as of December 31, 2011 and 2010. See Note 21.

Capitalized precontract costs of $1,728 and $527 at December 31, 2011 and 2010, are included in long-term contracts in progress inventories.

Commercial Aircraft Programs

As of December 31, 2011 and 2010, commercial aircraft programs inventory included the following amounts related to the 787 program: $16,098 and $9,461 of work in process (including deferred production costs at December 31, 2011 of $10,753), $1,770 and $1,956 of supplier advances, and $1,914 and $1,447 of unamortized tooling and other non-recurring costs. At December 31, 2011, $9,168 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $3,499 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

Commercial aircraft programs inventory included the following amounts related to the 747 program: $448 of deferred production costs at December 31, 2011, net of previously recorded reach-forward losses, and $852 and $879 of unamortized tooling costs at December 31, 2011 and 2010. During the third quarter of 2011, we reclassified $1,934 of previously recorded reach-forward losses on the 747 program from Accrued liabilities to Inventories, net of advances and progress billings. At December 31, 2011, $903 of 747 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $397 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

Commercial aircraft program inventory included amounts credited in cash or other consideration (early issue sales consideration), to airline customers totaling $2,564 and $1,970 at December 31, 2011 and 2010.

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of December 31, 2011, these aircraft were valued at $509. As of December 31, 2010 the value of completed but unsold aircraft in inventory was insignificant.

Note 8 – Customer Financing

Customer financing at December 31 consisted of the following:

	2011	2010
Financing receivables:
Investment in sales-type/finance leases	$2,037	$2,272
Notes	814	480
Operating lease equipment, at cost, less accumulated depreciation of $765 and $847	1,991	2,281
Gross customer financing	4,842	5,033
Less allowance for losses on receivables	(70)	(353)
Total	$4,772	$4,680

The components of investment in sales-type/finance leases at December 31 were as follows:

	2011	2010
Minimum lease payments receivable	$2,272	$2,879
Estimated residual value of leased assets	541	619
Unearned income	(776)	(1,226)
Total	$2,037	$2,272

Operating lease equipment primarily includes large commercial jet aircraft and regional jet aircraft. At December 31, 2011 and 2010, operating lease equipment included $521 and $583 of equipment available for sale or re-lease. At December 31, 2011 and 2010, we had firm lease commitments for $476 and $28 of this equipment.

When our Commercial Airplanes segment is unable to immediately sell used aircraft, it may place the aircraft under an operating lease. It may also provide customer financing with a note receivable. The carrying amount of the Commercial Airplanes segment used aircraft under operating leases and notes receivable included as a component of customer financing totaled $357 and $167 as of December 31, 2011 and 2010.

Financing receivable balances evaluated for impairment at December 31 were as follows:

	2011	2010
Individually evaluated for impairment	$854	$99
Collectively evaluated for impairment	1,997	2,653
Total financing receivables	$2,851	$2,752

Of the $854 and $99 of financing receivables individually evaluated for impairment as of December 31, 2011 and 2010, $485 and $0, were classified as impaired. We recorded no allowance for losses on these impaired receivables.

The average recorded investment in impaired financing receivables for the years ended December 31, 2011, 2010 and 2009, was $517, $88 and $162, respectively. Income recognition is generally suspended for financing receivables at the date full recovery of income and principal becomes not probable. Income is recognized when financing receivables become contractually current and performance is demonstrated by the customer. As of December 31, 2011, we had no interest income recognized on such receivables and $9 and $9 for the years ended December 31, 2010 and 2009, respectively.

The change in the allowance for losses on financing receivables for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

	2011	2010	2009
Beginning balance – January 1	$(353)	$(302)	$(269)
Customer financing valuation benefit/(provision)	269	(51)	(45)
Reduction in customer financing assets	14		12
Ending balance – December 31	$(70)	$(353)	$(302)

Individually evaluated for impairment			$(2)
Collectively evaluated for impairment	$(70)	$(353)	(300)

We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon public information and information obtained directly from our customers. We utilize these credit ratings as one of the factors in assessing the adequacy of our allowance for losses on receivables. Our rating categories are comparable to those used by the major credit rating agencies. The customer financing valuation benefit recorded in 2011 was primarily driven by changes in the internal credit rating categories assigned to our receivable balances from AirTran Holdings, LLC (AirTran).

The following table details our financing receivable balances at December 31, by the internal credit rating category which was used as a factor in determining our allowance for losses on receivables.

Rating categories	2011	2010
BBB	$1,316
BB	67
B	103	$207
CCC	512	2,432
D	653
Other	200	113
Total carrying value of financing receivables	$2,851	$2,752

At December 31, 2011, our allowance primarily related to receivables with ratings of BBB and CCC and we applied default rates that averaged 4% and 48% to exposure associated with those receivables. On May 2, 2011, Southwest Airlines Co. (Southwest) completed its acquisition of AirTran Holdings, Inc. and AirTran Holdings, Inc. became a wholly owned subsidiary of Southwest. AirTran became the successor to AirTran Holdings, Inc. As a result, we took into account Southwest’s credit rating when we determined the allowance for losses on AirTran receivables during 2011. In the fourth quarter of 2011, we revised the contractual terms of our leases with AirTran in conjunction with receiving a full guarantee from Southwest which guaranteed AirTran’s obligations to BCC. At December 31, 2011 and 2010, we assigned the internal rating categories of BBB and CCC to the receivables from AirTran for the purpose of assigning default rates discussed above. The improved rating in 2011 reduced the allowance for losses on receivables by $241 for the year ended December 31, 2011.

In the fourth quarter of 2011, American Airlines filed for Chapter 11 bankruptcy protection. We believe that our customer financing receivables from American Airlines of $653 are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy.

Declines in collateral values are also a significant driver of our allowance for losses. Generally, out-of-production aircraft have had greater percentages of collateral value declines than in-production aircraft. Our portfolio consists primarily of financing receivables for out-of-production aircraft.

As of December 31, 2011 and 2010, we had no material receivables that were greater than 30 days past due.

Customer Financing Exposure

Customer financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our customer financing portfolio has a concentration of various model aircraft. Customer financing carrying values related to major aircraft concentrations at December 31 were as follows:

	2011	2010
717 Aircraft ($480 and $561 accounted for as operating leases)(1)	$1,906	$2,070
757 Aircraft ($451 and $629 accounted for as operating leases)(1)	631	720
737 Aircraft ($242 and $317 accounted for as operating leases)	394	366
767 Aircraft ($103 and $115 accounted for as operating leases)	307	372
MD-11 Aircraft ($321 and $327 accounted for as operating leases)(1)	321	327

(1)	Out of production aircraft

Charges related to customer financing asset impairment for the years ended December 31 were as follows:

	2011	2010	2009
Boeing Capital Corporation	$109	$85	$91
Other Boeing	(36)	85	8
Total	$73	$170	$99

Scheduled receipts on customer financing are as follows:

Year	2012	2013	2014	2015	2016	Beyond 2016
Principal payments on notes receivable	$243	$196	$105	$52	$37	$181
Sales-type/finance lease payments receivable	326	285	226	225	221	989
Operating lease equipment payments receivable	219	185	164	153	84	125

Customer financing assets leased under capital leases and subleased to others were not significant in 2011 and 2010.

Note 9 – Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2011	2010
Land	$526	$542
Buildings and land improvements	10,285	9,695
Machinery and equipment	11,353	11,002
Construction in progress	1,142	1,014
Gross property, plant and equipment	23,306	22,253
Less accumulated depreciation	(13,993)	(13,322)
Total	$9,313	$8,931

Depreciation expense was $1,119, $1,096 and $1,066 for the years ended December 31, 2011, 2010 and 2009, respectively. Interest capitalized during the years ended December 31, 2011, 2010 and 2009 totaled $57, $48 and $90, respectively.

Rental expense for leased properties was $270, $269 and $273, for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, minimum rental payments under capital leases aggregated $197. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,311, net of sublease payments of $4, at December 31, 2011. Non-cancellable future rentals due from customers for equipment on operating leases aggregated $105 at December 31, 2011. Payments due under operating and capital leases net of sublease amounts, and non-cancellable future rentals during the next five years are as follows:

	2012	2013	2014	2015	2016
Minimum operating lease payments, net of sublease amounts	$202	$180	$152	$100	$81
Future rentals due from customers for equipment on operating leases	15	14	13	13	10
Minimum capital lease payments, net of sublease amounts	91	73	25	6	1

Accounts payable related to purchases of property, plant and equipment were $200 and $265 for the years ended December 31, 2011 and 2010.

Note 10 – Investments

Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2011	2010
Time deposits	$1,134	$5,100
Pledged money market funds(1)	56	57
Available-for-sale investments	10	15
Equity method investments	1,003	1,072
Restricted Cash(2)	31
Other investments	32	25
Total	$2,266	$6,269

(1)

Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

(2)	Restricted to pay group term life insurance premiums for certain employees on long-term disability.

Equity Method Investments

Our effective ownership percentages and balances of equity method investments consisted of the following as of December 31:

	Segment	Ownership Percentages	Investment Balance
			2011		2010
United Launch Alliance	Network & Space Systems	50%	$983		$950
United Space Alliance	Network & Space Systems	50%	(147	)(1)	(40	)(1)
Other	Primarily Commercial Airplanes		167		162
Total Equity method investments			$1,003		$1,072

(1)	Credit balances are a result of our proportionate share of the joint venture’s pension and postretirement related adjustments which reduce the carrying value of the investment.

Note 11 – Other Assets

Sea Launch

At December 31, 2011, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows; S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.

Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. No legal proceedings have commenced against the partners on the partner loans. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to loans made to Sea Launch, we could incur additional pre-tax charges of up to $356.

Note 12 – Liabilities, Commitments and Contingencies

Accrued Liabilities

Accrued liabilities at December 31 consisted of the following:

	2011	2010
Accrued Compensation and employee benefit costs	$5,546	$5,193
Environmental	758	721
Product warranties	1,046	1,076
Forward loss recognition(1)	501	2,743
Other	4,388	4,069
Total	$12,239	$13,802

(1)

Forward loss recognition in 2011 relates primarily to the Airborne Early Warning and Control program (AEW&C). $1,934 of loss related to the 747 Program included in the 2010 balance was reclassified to inventory during 2011.

Environmental

The following table summarizes environmental remediation during the years ended December 31, 2011 and 2010.

	2011	2010
Beginning balance – January 1	$721	$706
Reductions for payments made	(118)	(93)
Changes in estimates	155	108
Ending balance – December 31	$758	$721

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and the discovery of additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At December 31, 2011 and 2010, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,003 and $957.

Product Warranties

The following table summarizes product warranty activity recorded for the years ended December 31, 2011 and 2010.

	2011	2010
Beginning balance – January 1	$1,076	$999
Additions for current year deliveries	232	141
Reductions for payments made	(269)	(234)
Changes in estimates	7	170
Ending balance – December 31	$1,046	$1,076

Commercial Aircraft Commitments

In conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. The total contractual trade-in value was $273 and $295 as of December 31, 2011 and 2010. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is assessed quarterly, or as events trigger a change, and take into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The fair value of trade-in aircraft related to probable contractual trade-in commitments was $27 and $30 as of December 31, 2011 and 2010. Trade-in commitment agreements have expiration dates from 2012 through 2023.

Financing Commitments

Financing commitments totaled $15,866 and $9,865 as of December 31, 2011 and 2010. The estimated earliest potential funding dates for these commitments as of December 31, 2011 are as follows:

Total
2012	$1,562
2013	1,207
2014	2,217
2015	3,639
2016	2,475
Thereafter	4,766
$15,866

Standby Letters of Credit and Surety Bonds

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $6,199 and $7,599 as of December 31, 2011 and 2010.

Commitments to ULA

We and Lockheed have each committed to provide ULA with up to $352 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 7.

C-17

At December 31, 2011, our backlog included 3 C-17 aircraft currently under contract with the U.S. Air Force (USAF) as well as international orders for 2 aircraft. The probable orders, not under contract at December 31, 2011, totaled 19 aircraft of which 13 were for international customers and 6 for the USAF. USAF orders included 5 aircraft for which a contract was received in January 2012 and 1 aircraft which was funded in the Fiscal Year 2012 Defense Appropriations Act. At December 31, 2011, we had approximately $940 of inventory expenditures and potential termination liabilities to suppliers associated with probable orders, of which $870 was related to the 5 USAF orders and 12 international orders received in January and February 2012. We completed the planned production rate decrease from 15 aircraft per year to 10 per year during the third quarter of 2011. The associated reduction in headcount resulted in pension curtailment charges of $34 in the first quarter of 2011. Should additional orders not materialize, it is reasonably possible that we will decide in 2012 to end production of the C-17 at a future date. We are still evaluating the full financial impact of a potential production shut-down, including additional pension curtailment charges, and any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract with the USAF.

F-15

At December 31, 2011, we had approximately $2,275 of inventory expenditures and potential termination liabilities to suppliers related to the production of F-15 aircraft not currently under contract.

On December 29th, 2011, the Kingdom of Saudi Arabia and the U.S. government announced the signing of a letter of offer and acceptance for a foreign military sale for 84 new F-15SE Eagle fighters and associated products and services. We expect this order to be under contract in 2012.

Company Owned Life Insurance

McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2011 and 2010, the cash surrender value was $397 and $381 and the total loans were $377 and $363. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2011 and 2010.

Note 13 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, primarily in the form of guarantees.

The following tables provide quantitative data regarding our third party guarantees. The maximum potential payments represent a “worst-case scenario,” and do not necessarily reflect amounts that we expect to pay. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying amount of liabilities represents the amount included in Accrued liabilities.

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
December 31,	2011	2010	2011	2010	2011	2010
Contingent repurchase commitments	$3,290	$3,782	$3,290	$3,759	$7	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	215	187
Contract pricing	261	261			7	7
Other Delta contracts	137	83			8	16
Other indemnifications	212	232			51	82
Credit guarantees	17	71	12	63	2	6
Residual value guarantees	29	29	21	21	6	6

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

Indemnifications to ULA We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on

March 31, 2021. Since inception, ULA has consumed $1,211 of inventory that was contributed by us. ULA has made advance payments of $720 to us and we have recorded revenues and cost of sales of $483 under the inventory supply agreement through December 31, 2011. ULA is continuing to assess the future of the Delta II program beyond what is currently on contract. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $58.

In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. The DCMA has not yet issued a final decision related to the recoverability of the $114. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. ULA has until June 2012 to file a suit with the Court of Federal Claims for collection of deferred support costs. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal, and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to the expiration. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. A hearing before the ASBCA has been scheduled for May 6, 2013. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $279 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $18 for our portion of additional contract losses incurred by ULA.

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

Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At December 31, 2011 and 2010, our maximum future cash exposure to losses associated with the loss sharing arrangement was $212 and $232 and our accrued liability under the loss sharing arrangement was $51 and $82.

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

Industrial Revenue Bonds

Industrial Revenue Bonds (IRBs) issued by the City of Wichita were used to finance the purchase and/or construction of real and personal property at our Wichita site. Tax benefits associated with IRBs include a ten-year property tax abatement and a sales tax exemption from the Kansas Department of Revenue. We record the property on our Consolidated Statements of Financial Position, along with a capital lease obligation to repay the proceeds of the IRB. We have also purchased the IRBs and therefore are the bondholders as well as the borrower/lessee of the property purchased with the IRB proceeds.

The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position. As of December 31, 2011 and 2010, the net assets associated with the City of Wichita IRBs were $783 and $822.

Note 14 – Debt

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

Total debt interest incurred, including amounts capitalized, was $683, $729 and $610 for the years ended December 31, 2011, 2010 and 2009, respectively. Interest expense recorded by BCC is reflected as a separate line item on our Consolidated Statements of Operations, and is included in Earnings from operations. Total Company interest payments were $626, $670 and $502 for the years ended December 31, 2011, 2010 and 2009, respectively.

We have $4,600 currently available under credit line agreements, of which $2,300 is a 364-day revolving credit facility expiring in November 2012 and $2,300 is a five-year credit facility expiring in November 2016. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. We have given BCC exclusive access to $750 under the 364-day facility and $750 under the five-year facility. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements, including those at BCC.

Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2011		2010
	Consolidated Total	BCC Only	Consolidated Total	BCC Only
Unsecured debt securities	$2,186	$837	$785	$785
Non-recourse debt and notes	45	32	79	6
Capital lease obligations	97	10	62	10
Other notes	25		22
Total	$2,353	$879	$948	$801

Debt at December 31 consisted of the following:

	2011	2010
Boeing Capital Corporation debt:
Unsecured debt securities
1.78% – 7.58% due through 2023	$3,308	$3,339
Non-recourse debt and notes
1.37% – 5.79% notes due through 2013	49	55
Capital lease obligations
1.14% due through 2015	43	52
Boeing Capital Corporation debt subtotal	$3,400	$3,446

Other Boeing debt:
Unsecured debt securities
1.88% – 5.00% due through 2020	$3,381	$3,376
5.13% – 6.88% due through 2043	2,990	2,988
7.25% – 9.75% due through 2043	1,991	1,991
Non-recourse debt and notes
Enhanced equipment trust	269	342
Capital lease obligations due through 2017	192	135
Other notes	148	143
Other Boeing debt subtotal	$8,971	$8,975
Total debt	$12,371	$12,421

Other Boeing debt includes $300 bearing an interest rate of 7.95% due August 15, 2024 that may be redeemed at the holder’s option on August 15, 2012 and is classified in Current liabilities.

At December 31, 2011, $361 of debt (non-recourse debt and notes and capital lease obligations) was collateralized by customer financing assets totaling $592.

Scheduled principal payments for debt and capital lease obligations for the next five years are as follows:

	2012	2013	2014	2015	2016
Boeing Capital Corporation	$878	$653	$526	$16	$505
Other Boeing	1,478	705	798	824	536
Total	$2,356	$1,358	$1,324	$840	$1,041

Note 15 – Postretirement Plans

The majority of our employees are covered by defined benefit pension plans. All nonunion and some union employees hired after December 31, 2008 are not covered by defined benefit plans. We fund our major pension plans through trusts. Pension assets are placed in trust solely for the benefit of the plans’ participants, and are structured to maintain liquidity that is sufficient to pay benefit obligations as well as to keep pace over the long-term with the growth of obligations for future benefit payments.

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

The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation (PBO). We have recognized the aggregate of all overfunded plans in Pension plan assets, net, and the aggregate of all underfunded plans in either Accrued retiree health care or Accrued pension plan liability, net. The portion of the amount by which the actuarial present value of benefits included in the PBO exceeds the fair value of plan assets, payable in the next 12 months, is reflected in Accrued liabilities.

The components of net periodic benefit cost are as follows:

	Pension			Other Postretirement Plans
Years ended December 31,	2011	2010	2009	2011	2010	2009
Service cost	$1,406	$1,176	$1,090	$221	$121	$132
Interest cost	3,116	3,002	2,964	484	404	466
Expected return on plan assets	(3,741)	(3,850)	(3,738)	(6)	(6)	(5)
Amortization of prior service costs	244	248	242	(96)	(78)	(90)
Recognized net actuarial loss	1,254	777	650	178	56	92
Settlement/curtailment/transfer loss	64	14	13	3
Net periodic benefit cost	$2,343	$1,367	$1,221	$784	$497	$595

Net periodic benefit cost included in Earnings from operations	$1,648	$1,101	$879	$692	$480	$615

During the quarter ended September 30, 2011, we determined the accumulated benefit obligation (ABO) for certain other postretirement benefit plans was understated. As a result, we recognized an additional $294 of postretirement benefit obligations at September 30, 2011. This increased net periodic benefit cost during 2011 by $184, which includes service cost of $73, interest cost of $68 and recognized net actuarial loss of $43. Had the understatement been recorded at December 31, 2010, the postretirement benefit obligation would have increased by $274 from $8,546 to $8,820. Management believes that these understatements were not material to the current period or prior periods.

Under our accounting policy, a portion of net periodic benefit cost is allocated to production as inventoried costs. Of the $184 increase in net periodic benefit cost described above, the associated cost included in Earnings from operations was $161 for the quarter ended September 30, 2011, with the remaining cost of $23 classified as inventory.

The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2011 and 2010. Benefit obligation balances presented below reflect the PBO for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation
Beginning balance	$59,106	$52,166	$8,546	$7,576
Service cost	1,406	1,176	221	121
Interest cost	3,116	3,002	484	404
Plan participants’ contributions	9	9
Amendments	186	142	(719)	(130)
Actuarial (gain)/loss	6,586	5,243	(63)	1,061
Settlement/curtailment/acquisitions/dispositions, net	(104)	(93)	3	32
Gross benefits paid	(2,644)	(2,567)	(503)	(555)
Medicare Part D subsidy			31	31
Exchange rate adjustment	(10)	28	(3)	6
Ending balance	$67,651	$59,106	$7,997	$8,546

Change in plan assets
Beginning balance at fair value	$49,252	$45,810	$98	$89
Actual return on plan assets	3,953	5,979	4	11
Company contribution	531	35	17	15
Plan participants’ contributions	9	9	3	2
Settlement/curtailment/acquisitions/dispositions, net	(104)	(98)
Benefits paid	(2,581)	(2,507)	(20)	(19)
Exchange rate adjustment	(9)	24
Ending balance at fair value	$51,051	$49,252	$102	$98

Amounts recognized in Consolidated Statement of Financial Position at December 31 consist of:
Pension plan assets, net	$1	$6
Other accrued liabilities	(64)	(60)	$(375)	$(423)
Accrued retiree health care			(7,520)	(8,025)
Accrued pension plan liability, net	(16,537)	(9,800)
Net amount recognized	$(16,600)	$(9,854)	$(7,895)	$(8,448)

Amounts recognized in Accumulated other comprehensive loss at December 31 are as follows:

	Pension		Other Postretirement Benefits
	2011	2010	2011	2010
Net actuarial loss	$24,448	$19,343	$1,885	$2,148
Prior service cost/(credit)	1,118	1,225	(1,008)	(384)
Total recognized in Accumulated other comprehensive loss	$25,566	$20,568	$877	$1,764

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2012 is as follows:

	Pensions	Other Postretirement Benefits
Recognized net actuarial loss	$1,935	$123
Amortization of prior service costs/(credits)	226	(197)
Total	$2,161	$(74)

The ABO for all pension plans was $61,902 and $53,513 at December 31, 2011 and 2010. Key information for our plans with ABO in excess of plan assets as of December 31 is as follows:

	2011	2010
Projected benefit obligation	$67,418	$58,772
Accumulated benefit obligation	61,675	53,202
Fair value of plan assets	50,820	48,926

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

December 31,	2011	2010	2009
Discount rate:
Pension	4.40%	5.30%	5.80%
Other postretirement benefits	4.00%	4.90%	5.40%
Expected return on plan assets	7.75%	7.75%	8.00%
Rate of compensation increase	3.90%	5.20%	5.50%

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

The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to recent trust performance and historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2011, the MRVA is approximately $790 less than the fair market value of assets.

Assumed health care cost trend rates were as follows:

December 31,	2011	2010	2009
Health care cost trend rate assumed next year	7.50%	7.50%	7.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that trend reached ultimate rate	2018	2018	2014

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

	Increase	Decrease
Effect on total of service and interest cost	$63	$(54)
Effect on postretirement benefit obligation	642	(572)

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

We periodically update our long-term, strategic asset allocations. We use various analytics to determine the optimal asset mix and consider plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. We identify investment benchmarks for the asset classes in the strategic asset allocation that are market-based and investable where possible.

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

The actual allocations for the pension assets at December 31 and target allocations by asset class, are as follows:

	Percentage of Plan Assets		Target Allocations
Asset Class	2011	2010	2011	2010
Fixed income	53%	49%	49%	45%
Global equity	26	33	30	28
Private equity	6	5	6	6
Real estate and real assets	6	5	6	10
Global strategies	4	4	4	5
Hedge funds	5	4	5	6
Total	100%	100%	100%	100%

Fixed income securities are invested broadly and primarily in long duration instruments. Global equity securities are invested broadly in U.S. and non-U.S. companies which are in various industries and countries and through a range of market capitalizations.

Real estate and real assets include global private investments and publicly traded investments (such as REITs in the case of real estate). Real estate includes but is not limited to investments in office, retail, apartment and industrial properties. Real assets include but are not limited to investments in natural resources (such as energy, farmland and timber), commodities and infrastructure. Private equity investment vehicles are primarily limited partnerships (LPs) and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies.

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

As a percentage of total plan assets, derivative net notional amounts were 3.9% and 9.8% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and 3.5% and negative 0.2% for global equity and currency overlay at December 31, 2011 and 2010.

In November 2009, the Company elected to contribute $1,500 of our common stock to the pension fund. An independent fiduciary was retained to manage and liquidate the stock over time at its discretion. The liquidation of the common stock holdings was completed during 2011.

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

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2011 and 2010. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$13,921		$13,910	$11	$13,038		$13,034	$4
U.S. government and agencies	4,500		4,500		3,734		3,734
Mortgage backed and asset backed	714		703	11	880		847	33
Other	4,352	$215	4,134	3	3,469	$19	3,450
Derivatives:
Assets	25		25		18		18
Liabilities	(41)		(41)		(20)		(20)
Cash equivalents and other short-term investments	3,187	2,634	553		2,781	2,342	439
Currency overlay derivatives:
Assets	89		89		106		106
Liabilities	(94)		(94)		(121)		(121)
Equity securities:
U.S. common and preferred stock	4,837	4,837			4,925	4,925
Non-U.S. common and preferred stock	6,258	6,257	1		6,414	6,367	47
Boeing company stock					1,498	1,498
Common/collective/ pooled funds	2,235	27	2,208		3,097	105	2,992
Derivatives:
Assets	4	4			21		21
Liabilities	(5)	(5)			(11)		(11)
Private equity	2,869	10		2,859	2,636	10		2,626
Real estate and real assets	3,110	714	29	2,367	2,488	665	5	1,818
Global strategies	2,202		2,127	75	2,015	443	1,503	69
Hedge funds	2,451			2,451	1,918			1,918
Total	$50,614	$14,693	$28,144	$7,777	$48,886	$16,374	$26,044	$6,468

Cash	$206				$79
Receivables	503				393
Payables	(272)				(106)
Total	$51,051				$49,252

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

Private equity valuations are reported by the fund manager and are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market based comparable data.

Real estate and real asset fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data. Publically traded REITs and infrastructure stocks are valued using a market approach based on quoted market prices of identical instruments. Exchange-traded commodities futures positions are reported in accordance with changes in daily variation margin which is settled daily and therefore reflected in the payables and receivables portion of the table.

Global strategies are primarily limited liability company (LLC) or mutual fund structures. The LLCs are primarily valued using a market approach based on NAVs calculated by the fund and have monthly liquidity. Global strategies mutual funds are valued using a market approach based on the quoted market prices of identical instruments.

Hedge funds consist of fund-of-fund LLC or commingled fund structures and direct hedge funds. The LLCs are primarily valued using a market approach based on NAVs calculated by the fund and are not publicly available. Liquidity for the LLCs is monthly and is subject to liquidity of the underlying hedge funds. The commingled fund NAV is calculated by the manager on a daily basis and has monthly liquidity. Direct hedge funds are primarily valued by each fund’s third party administrator based on valuation of the underlying securities and instruments and primarily applying a market or income valuation methodology depending on the specific type of security or instrument, equity, fixed income, currency or derivative, held. Direct hedge fund NAVs based on valuation of the underlying holdings are not publicly available and have monthly liquidity.

Some of our assets, primarily our private equity, real estate and real assets, hedge funds and global strategies, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2011 and 2010 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events. For those investments reported on a one-quarter lagged basis (primarily LPs) we use net asset values, adjusted for subsequent cash flows and significant events.

The following tables present a reconciliation of Level 3 assets held during the year ended December 31, 2011 and 2010. Transfers into and out of Level 3 are treated as beginning of year values.

	January 1, 2011 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2011 Balance
Fixed income securities:
Corporate	$4		$6	$1	$11
Mortgage backed and asset backed	33	$2	(25)	1	11
Other			3		3
Private equity	2,626	327	(94)		2,859
Real estate and real assets	1,818	246	303		2,367
Global strategies	69	6			75
Hedge funds	1,918	(52)	585		2,451
Total	$6,468	$529	$778	$2	$7,777

For the year ended December 31, 2011, the change in unrealized gain/(loss) for Level 3 assets still held at December 31, 2011 were $234 for private equity, $287 for real estate and real assets and $(46) for hedge funds.

	January 1, 2010 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2010 Balance
Fixed income securities:
Corporate	$5		$(1)		$4
Mortgage backed and asset backed	23	$(1)	15	(4)	33
Private equity	2,291	379	(44)		2,626
Real estate and real assets	1,337	157	324		1,818
Global strategies		(1)	70		69
Hedge funds	1,011	92	815		1,918
Total	$4,667	$626	$1,179	$(4)	$6,468

For the year ended December 31, 2010, the change in unrealized gain for Level 3 assets still held at December 31, 2010 were $397 for private equity, $136 for real estate and real assets and $92 for hedge funds.

OPB Plan Assets The majority of OPB plan assets are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The index fund is valued using a market approach based on the quoted market price of an identical instrument (Level 1). The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows

Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA) as well as rules governing funding of our non-U.S. pension plans, are expected to be minimal in 2012. We expect to make discretionary contributions to our plans of approximately $1,500 in 2012. We expect to contribute approximately $15 to our OPB plans in 2012.

Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

Year(s)	2012	2013	2014	2015	2016	2017–2021
Pensions	$2,829	$2,979	$3,140	$3,313	$3,448	$19,501
Other postretirement benefits:
Gross benefits paid	498	520	545	570	599	3,351
Medicare Part D subsidy	(21)	(22)	(23)	(24)	(24)	(126)
Net other postretirement benefits	$477	$498	$522	$546	$575	$3,225

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

Defined Contribution Plans

We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $658, $614 and $591 in 2011, 2010 and 2009, respectively.

Note 16 – Share-Based Compensation and Other Compensation Arrangements

Share-Based Compensation

Our 2003 Incentive Stock Plan, as amended and restated effective February 21, 2011, permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives to our employees, officers, consultants and independent contractors. The aggregate number of shares of our stock available for issuance under the amended plan will not exceed 80,000,000 and no more than an aggregate of 16,000,000 shares are available for issuance as restricted stock awards.

Shares issued as a result of stock option exercises or conversion of stock unit awards will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to meet any requirements to issue shares during 2012.

Share-based plans expense is primarily included in General and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit follow:

Years ended December 31,	2011	2010	2009
Stock options	$88	$96	$111
Restricted stock units and other awards	98	83	56
ShareValue Trust		36	71
Share-based plans expense	$186	$215	$238

Income tax benefit	$73	$83	$89

Stock Options

In February 2011, 2010 and 2009, we granted to our executives 5,426,910, 5,932,806 and 7,423,242 options, respectively. The options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. The stock options granted after 2005 vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. If an executive terminates employment for any reason, the non-vested portion of the stock option will not vest and all rights to the non-vested portion will terminate completely.

Stock option activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	28,975,442	$65.96
Granted	5,658,705	71.29
Exercised	(2,447,099)	46.88
Forfeited	(665,482)	61.11
Expired	(90,171)	61.88
Outstanding at end of year	31,431,395	$68.52	6.58	$290
Exercisable at end of year	20,488,535	$71.77	5.51	$170

The total intrinsic value of options exercised was $67, $59 and $2 during the years ended December 31, 2011, 2010 and 2009, respectively. Cash received from options exercised for the years ended December 31, 2011, 2010 and 2009 was $114, $87 and $10 with a related tax benefit of $23, $20 and $1, respectively, derived from the compensation deductions resulting from these option exercises. At December 31, 2011, there was $89 of total unrecognized compensation cost related to the Stock Option plan which is expected to be recognized over a weighted average period of 1.8 years. The grant date fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $92, $103 and $114, respectively.

The fair values of options were estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value Per Share
2011	2/22/2011	6 years	29.8%	2.3%	2.5%	$17.96
2010	2/22/2010	6 years	31.5%	3.0%	2.9%	$15.70
2009	2/23/2009	6 years	39.0%	2.4%	2.0%	$11.12

The expected volatility of the stock options is based on a combination of our historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on our common stock. We determined the expected term of the stock option grants to be six years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since we changed the vesting terms, tax treatment and the recipients of our stock options beginning in 2006 such that we believe our historical data no longer provides a reasonable basis upon which to estimate expected term and we do not have enough option exercise data from our grants issued subsequent to 2006 to support our own estimate.

Restricted Stock Units

In February 2011, 2010 and 2009, we granted to our executives 1,364,440, 1,459,256 and 2,144,501 restricted stock units (RSUs) as part of our long-term incentive program with grant date fair values of $71.44, $63.83 and $35.57 per share, respectively. The RSUs vest on the third anniversary of the grant date. If an executive terminates employment because of retirement, involuntary layoff, disability, or death, the employee (or beneficiary) will immediately vest on a proration of stock units based on active employment during the three-year service period. In all other cases, the RSUs will not vest and all rights to the stock units will terminate completely.

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

Stock unit activity for the year ended December 31, 2011 is as follows:

	Incentive Program Restricted Stock Units	Other Restricted Stock Units
Number of units:
Outstanding at beginning of year	3,425,800	1,701,951
Granted	1,421,906	197,526
Dividends	104,895	37,848
Forfeited	(152,608)	(32,721)
Distributed	(112,759)	(410,436)
Outstanding at end of year	4,687,234	1,494,168
Unrecognized compensation cost	$98	$23
Weighted average remaining contractual life (years)	1.8	1.9

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

During 2011, 2010 and 2009, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for each three-year period following the grant date. The minimum payout amount is $0 and the maximum amount we could be required to pay out for the 2011, 2010 and 2009 Performance Awards is $265, $246 and $285, respectively. The 2009 grant is expected to be paid out in cash in March 2012.

Deferred Compensation

The Company has a deferred compensation plan which permits executives to defer receipt of a portion of their salary, bonus, and certain other incentive awards. Participants can diversify deferred compensation among 19 investment funds including a Boeing stock unit account.

Total expense related to deferred compensation was $59, $112 and $158 in 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the deferred compensation liability which is being marked to market was $1,093 and $1,149.

ShareValue Trust

The ShareValue Trust, established July 1, 1996, was a 14-year irrevocable trust that held shares of our common stock, received dividends, and distributed to employees the appreciation in value above a 3% per annum threshold rate of return at the end of each period. The trust was terminated effective July 1, 2010 with the 29,948,920 undistributed shares returned to the Company.

Note 17 – Shareholders’ Equity

On October 29, 2007, the Board approved the repurchase of up to $7,000 of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. At December 31, 2011, $3,610 in shares may still be purchased under the Program.

As of December 31, 2011 and 2010, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized. No preferred stock has been issued.

Changes in Share Balances

The following table shows changes in each class of shares:

	Common Stock	Treasury Stock	ShareValue Trust
Balance January 1, 2009	1,012,261,159	285,661,944	28,460,769
Issued		(30,428,387)
Acquired		1,173,152	1,102,555
Balance December 31, 2009	1,012,261,159	256,406,709	29,563,324
Issued		(9,353,570)
Acquired			385,596
ShareValue Trust termination		29,948,920	(29,948,920)
Balance December 31, 2010	1,012,261,159	277,002,059
Issued		(9,445,671)
Acquired
Balance December 31, 2011	1,012,261,159	267,556,388

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss at December 31 were as follows:

	2011	2010
Pension and postretirement adjustments	$(16,755)	$(14,079)
Unrealized gains on derivative instruments, net of reclassification adjustments	66	95
Unrealized losses on certain investments, net of reclassification adjustments	(8)	(6)
Foreign currency translation adjustments	197	232
Accumulated other comprehensive loss	$(16,500)	$(13,758)

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

Notional Amounts and Fair Values

The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	2011	2010	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,536	$2,001	$185	$266	$(33)	$(15)
Interest rate contracts	388	875	29	24
Commodity contracts	102	144			(112)	(113)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	605	646	2	8	(47)	(58)
Total derivatives	3,631	3,666	216	298	(192)	(186)
Netting arrangements			(61)	(71)	61	71
Net recorded balance			$155	$227	$(131)	$(115)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on other comprehensive loss and Net earnings were as follows:

Years ended December 31,	2011	2010
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts	$12	$67
Commodity contracts	(25)	(30)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	42	25
Commodity contracts	(26)	(16)
Forward points recognized in Other income/(expense), net:
Foreign exchange contracts	37	(3)
Undesignated derivatives recognized in Other income/(expense), net:
Foreign exchange contracts	$(21)	$(33)

Based on our portfolio of cash flow hedges, we expect to reclassify gains of $4 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges was insignificant for the years ended December 31, 2011 and 2010.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility, expiring November 2016. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at December 31, 2011 was $39. At December 31, 2011, there was no collateral posted related to our derivatives.

Note 19 – Significant Group Concentrations of Risk

Credit Risk

Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. government. Of the $10,688 in gross accounts receivable and gross customer financing included in the Consolidated Statements of Financial Position as of December 31, 2011, $4,968 related predominantly to commercial aircraft customers ($660 of accounts receivable and $4,308 of customer financing) and $2,950 related to the U.S. government.

Of the $4,842 in gross customer financing, $2,817 related to customers we believe have less than investment-grade credit including American Airlines, United/Continental Airlines, and Hawaiian Airlines who were associated with 14%, 9% and 8%, respectively, of our financing portfolio. Financing for aircraft is collateralized by security in the related asset and in some instances security in other assets as well.

As of December 31, 2011, there was $15,866 of financing commitments related to aircraft on order including options and proposed as part of sales campaigns described in Note 12, of which $14,697 related to customers we believe have less than investment-grade credit.

BDS Fixed-Price Development Contracts

Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. Significant BDS fixed-price development contracts include Airborne Early Warning and Control (AEW&C), India P-8I, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge for reach-forward losses in 2012.

Commercial Airplane Development Programs

The development and initial production of new commercial airplanes and new commercial airplane derivatives entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. Performance issues or cost overruns on these programs, which currently include the 787 and 747-8, could have a material impact on our consolidated results and financial position in 2012.

Other Risk

As of December 31, 2011, approximately 37% of our total workforce was represented by collective bargaining agreements and approximately 13% of our total workforce was represented by agreements expiring during 2012.

Note 20 – Fair Value Measurements

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

	December 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,104	$3,104			$3,337	$3,337
Available-for-sale investments	10	5		$5	15	10		$5
Derivatives	155		$155		227		$227
Total assets	$3,269	$3,109	$155	$5	$3,579	$3,347	$227	$5

Liabilities
Derivatives	$(131)		$(131)		$(115)		$(115)
Total liabilities	$(131)		$(131)		$(115)		$(115)

Money market funds and available-for-sale equity securities are valued using a market approach based on the quoted market prices of identical instruments. Available-for-sale debt investments are primarily valued using an income approach based on benchmark yields, reported trades and broker/dealer quotes.

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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the years ended December 31, and the carrying value and asset classification of the related assets as of December 31:

	2011		2010
	Carrying Value	Total Losses	Carrying Value	Total Losses
Operating lease equipment	$72	$(64)	$247	$(143)
Property, plant and equipment	3	(35)		(4)
Other assets, Acquired intangible assets, Cost investment	20	(11)
Total	$95	$(110)	$247	$(147)

The operating lease equipment was valued using a market approach based on the fair value of the related aircraft. Property, plant and equipment, Other assets, and Acquired intangible assets were valued using an income approach based on the discounted cash flows associated with the underlying assets. The cost investment was valued using a market approach based on quoted market prices for related investments.

Fair Value Disclosures

The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statement of Financial Position at December 31 were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Accounts receivable, net	$5,793	$5,690	$5,422	$5,283
Notes receivable, net	792	836	480	501
Liabilities
Debt, excluding capital lease obligations	(12,136)	(14,099)	(12,234)	(13,525)
Accounts payable	(8,406)	(8,396)	(7,715)	(7,704)
Residual value and credit guarantees	(8)	(9)	(12)	(11)
Contingent repurchase commitments	(7)	(4)	(7)	(84)

The fair values of the Accounts receivable and Accounts payable are based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated using discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt is based on current market yields for our debt traded in the secondary market. The fair values of the residual value guarantees and contingent repurchase commitments are determined using a Black Futures Options formula and include such assumptions as the expected value of the aircraft on the settlement date, volatility of aircraft prices, time until settlement and the risk free discount rate. The fair value of the credit guarantees is estimated based on the expected cash flows of those commitments, given the creditor’s probability of default, and discounted using the risk free rate. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash and cash equivalents, restricted cash, time deposits and other deposits, commercial paper and long-term payables. The carrying values of those items, as reflected in the Consolidated Statements of Financial Position, approximate their fair value at December 31, 2011 and 2010.

Note 21 – Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Potentially material contingencies are discussed below.

We are subject to various U.S. government investigations, from which civil, criminal or administrative proceedings could result or have resulted. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material effect on our financial position, results of operations, or cash flows, except as set forth below. Where it is reasonably possible that we will incur losses in excess of recorded amounts in connection with any of the matters set forth below, we have disclosed either the amount or range of reasonably possible losses in excess of such amounts or, where no such amount or range can be reasonably estimated, the reasons why no such estimate can be made.

A-12 Litigation

In 1991, the Department of the Navy (the Navy) notified McDonnell Douglas Corporation (now merged into The Boeing Company) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft.

The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2011, inventories included approximately $586 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to the trial court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. On May 23, 2011, the U.S. Supreme Court vacated the decision of the Court of Appeals upholding the default termination, and remanded the case to the Court of Appeals. On July 7, 2011, the Court of Appeals remanded the case to the trial court for additional factual determinations. On December 29, 2009, the Navy sent letters to the Team requesting payment of $1,352 in unliquidated progress payments, plus applicable interest. On November 15, 2011, the Navy sent a letter confirming that it would not pursue payment from the Team pending all trial court and appellate proceedings adjudicating the issues remanded by the Supreme Court.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2011. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If after all legal proceedings are concluded, the court determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $236 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,565). In that event, our loss would total approximately $1,728 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,177, including interest from June 26, 1991.

Employment, Labor and Benefits Litigation

We have been named as a defendant in two pending class action lawsuits filed in the U.S. District Court for the District of Kansas, each related to the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit). The first action involves allegations that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated ERISA, violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. During the second quarter of 2010, the court granted summary judgment in favor of Boeing and Spirit on all class action claims. Following certain procedural motions, plaintiffs filed a notice of appeal to the Tenth Circuit Court of Appeals on August 10, 2011, and are seeking to stay all remaining individual claims in the district court pending resolution of the appeal. Plaintiffs’ appellate brief was filed on November 14, 2011. Boeing’s appellate brief was filed on January 20, 2012.

The second action, initiated in 2007, alleges collective bargaining agreement breaches and ERISA violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. Written discovery closed by joint stipulation of the parties on June 6, 2011. Depositions concluded on August 18, 2011. Plaintiffs’ partial motion for summary judgment was filed on December 9, 2011. Boeing’s opposition and dispositive motions are due on February 10, 2012. Spirit has agreed to indemnify Boeing for any and all losses in the first action, with the exception of claims arising from employment actions prior to January 1, 2005. While Spirit has acknowledged a limited indemnification obligation in the second action, we believe that Spirit is obligated to indemnify Boeing for any and all losses in the second action.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. During the first quarter of 2010, the Seventh Circuit Court of Appeals granted a stay of trial proceedings in the district court pending resolution of an appeal made by Boeing in 2008 to the case’s class certification order. On January 21, 2011, the Seventh Circuit reversed the district court’s class certification order and decertified the class. The Seventh Circuit remanded the case to the district court for further proceedings. On March 2, 2011, plaintiffs filed an amended motion for class certification and a supplemental motion on August 7, 2011. Boeing’s opposition to class certification was filed on September 6, 2011. Plaintiffs’ reply brief in support of class certification was filed on September 27, 2011. This issue is fully briefed and awaits district court determination. Boeing’s motions for summary judgment based on ERISA’s statute of repose and for summary judgment on the merits were both filed on December 21, 2011. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.

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

On February 26, 2009 the trial court granted in part and denied in part post-trial motions we filed seeking to set aside the verdict. As a result, on March 3, 2009, the court entered an amended judgment for ICO in the amount of $604, which included $371 in compensatory damages, $207 in punitive damages and $26 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest) from January 2, 2009. As of December 31, 2011, the amount of post-judgment interest totaled $181.

We filed a notice of appeal and ICO filed a notice of cross-appeal in March 2009. We believe that we have substantial arguments on appeal, which we are pursuing vigorously. Oral argument took place on January 25, 2012, and a decision could be issued during the first quarter of 2012. Following this decision, either of the parties may seek discretionary review in the California Supreme Court.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers initially sought over $385 in damages and $10 in lost profits, but revised their total demand to $263. BSSI has asserted a counterclaim against Telesat for $13.1 in unpaid performance incentive payments plus late charges. BSSI also asserted a $180 contingent counterclaim on the theory that any ultimate award to reimburse the insurers for their payments to Telesat could only result from Telesat’s breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand. The arbitration was stayed pending an application by Telesat to the Ontario Superior Court on a preliminary issue. On July 16, 2010, the court denied Telesat’s request to exclude certain evidence, but granted its alternative request to remove the Chairperson from the arbitration panel. A new Chairperson was appointed on August 19, 2010, and the stay has been lifted. The arbitration hearing is currently scheduled for November 12, 2012.

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

In addition, plaintiff shareholders have filed three similar shareholder derivative lawsuits concerning the flight schedule for the 787 Dreamliner that closely track the allegations in the putative class action lawsuit. Two of the suits were filed in Illinois state court and have been consolidated. The remaining derivative suit was filed in federal district court in Chicago. No briefing or discovery has yet taken place in any of these lawsuits. We believe the allegations in all of these cases are without merit, and we intend to contest the cases vigorously. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.

Note 22 – Segment Information

We operate in five principal segments: Commercial Airplanes; Boeing Military Aircraft, Network & Space Systems, and Global Services & Support, collectively Boeing Defense, Space & Security; and Boeing Capital Corporation. All other activities fall within the Other segment or Unallocated items and eliminations. See page 54 for the Summary of Business Segment Data, which is an integral part of this note.

The Commercial Airplanes segment develops, produces and markets commercial jet aircraft and provides related support services, principally to the commercial airline industry worldwide.

Our BMA segment programs include A160 Hummingbird, AH-64 Apache, AEW&C, CH-47 Chinook, C-17 Globemaster, EA-18G Growler Airborne Attack Electronic Aircraft, F/A-18E/F Super Hornet, F-15 Strike Eagle, F-22 Raptor, Harpoon, USAF KC-46A Tanker, KC-767 International Tanker, Joint Direct Attack Munition, P-8A Poseidon, India P-8I, ScanEagle, Small Diameter Bomb, T-45TS Goshawk and V-22 Osprey.

Our N&SS segment programs include Airborne Laser, Brigade Combat Team Modernization, Combat Survivor Evader Locator, Crew Space Transportation-100, cyber and security programs, directed energy, Enhanced Medium Altitude Reconnaissance and Surveillance System, Family of Advanced Beyond Line-of-Sight Terminals, Future Rapid Effects System, Global Positioning System, Ground-based Midcourse Defense (GMD), International Space Station, Joint Tactical Radio System, satellite systems, SBInet, Space Launch System, space payloads, Space Shuttle and Wideband Global SATCOM.

Our GS&S segment programs include Integrated Logistics on platforms including AEW&C, AH-64, AV-8B, C-17, CH-47, F-15, F/A-18, F-22, GMD Operations and Support (O&S), KC-767 International Tanker, P-8A, T-45 and V-22; Maintenance, Modifications and Upgrades on platforms including A-10, B-1, B-2, B-52, C-32, C-40, C-130, E-4B, E-6, KC-10, KC-135, QF-16, T-38 and VC-25; Training Systems and Services on platforms including AH-64, C-17, F-15, F-16, F/A-18, P-8A and T-45; and Defense and Government Services including the Infrastructure and Range Services, Log C2 and LogNEC program.

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

Effective January 1, 2011, 2010 and 2009 certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.

While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues by geographic area consisted of the following:

Years ended December 31,	2011	2010	2009
Asia, other than China	$7,438	$7,288	$7,536
China	4,779	3,109	4,888
Europe	9,850	7,872	7,516
Middle East	5,477	3,685	5,338
Oceania	3,067	1,707	1,447
Africa	1,759	956	602
Canada	618	612	493
Latin America, Caribbean and other	1,356	930	963
Total non-U.S. revenues	34,344	26,159	28,783
United States	34,391	38,147	39,498
Total revenues	$68,735	$64,306	$68,281

Commercial Airplanes segment revenues were approximately 83%, 78% and 86% of total revenues in Europe and approximately 61%, 75% and 70% of total revenues in Asia, excluding China, for 2011, 2010 and 2009, respectively. BDS revenues were approximately 16%, 20% and 12% of total revenues in Europe and approximately 38%, 25% and 29% of total revenues in Asia, excluding China, for 2011, 2010 and 2009, respectively. BDS revenues from the U.S. government represented 37%, 43% and 43% of consolidated revenues for 2011, 2010 and 2009, respectively. Approximately 4% and 5% of operating assets were located outside the United States as of December 31, 2011 and 2010.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

Research and Development Expense

Years ended December 31,	2011	2010	2009
Commercial Airplanes	$2,715	$2,975	$5,383
Boeing Defense, Space & Security:
Boeing Military Aircraft	541	589	582
Network & Space Systems	476	417	397
Global Services & Support	121	130	122
Total Boeing Defense, Space & Security	1,138	1,136	1,101
Other segment	65	10	22
Total research and development expense, net	$3,918	$4,121	$6,506

Research and development expense includes bid and proposal costs of $332, $355 and $343, respectively.

Depreciation and Amortization

Years ended December 31,	2011	2010	2009
Commercial Airplanes	$565	$541	$495
Boeing Defense, Space & Security:
Boeing Military Aircraft	116	143	145
Network & Space Systems	128	161	169
Global Services & Support	62	63	69
Total Boeing Defense, Space & Security	306	367	383
Boeing Capital Corporation	153	204	210
Other segment	242	233	201
Unallocated items and eliminations	409	401	389
Total	$1,675	$1,746	$1,678

Capital Expenditures

Years ended December 31,	2011	2010	2009
Commercial Airplanes	$540	$341	$420
Boeing Defense, Space & Security:
Boeing Military Aircraft	122	102	141
Network & Space Systems	101	83	51
Global Services & Support	55	51	75
Total Boeing Defense, Space & Security	278	236	267
Other segment	174	136	113
Unallocated items and eliminations	721	412	386
Total	$1,713	$1,125	$1,186

Unallocated capital expenditures relate primarily to assets managed by SSG on behalf of the five principal segments.

We recorded Earnings from operations associated with our cost and equity method investments of $69, $67 and $74 in our Commercial Airplanes segment and $210, $201 and $175 primarily in our N&SS segment for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

Years ended December 31,	2011	2010	2009
Commercial Airplanes	$701	$604	$740
Boeing Capital Corporation	66	92	80
Total	$767	$696	$820

Unallocated Items and Eliminations

Unallocated items and eliminations includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Unallocated pension and other postretirement expense which represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America in the consolidated financial statements and federal cost accounting standards required to be utilized by certain business segments for U.S. government contracting purposes.

The most significant items not allocated to segments are shown in the following table.

Years ended December 31,	2011	2010	2009
Share-based plans	$(83)	$(136)	$(189)
Deferred compensation	(61)	(112)	(158)
Pension	(269)	54	110
Postretirement	(248)	(59)	(93)
Capitalized interest	(51)	(54)	(53)
Eliminations and other	(276)	(428)	(211)
Total	$(988)	$(735)	$(594)

Unallocated assets primarily consist of cash and investments, net deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations. Unallocated liabilities include various accrued employee compensation and benefit liabilities, including accrued retiree health care, net deferred tax liabilities and income taxes payable. Debt securities and notes payable are not allocated to other business segments except for the portion related to BCC.

Segment assets and liabilities are summarized in the tables below.

Assets

December 31,	2011	2010
Commercial Airplanes	$35,458	$28,341
Boeing Defense, Space & Security:
Boeing Military Aircraft	7,390	6,725
Network & Space Systems	7,028	7,456
Global Services & Support	3,572	3,691
Total Boeing Defense, Space & Security	17,990	17,872
Boeing Capital Corporation	4,638	5,561
Other segment	1,100	779
Unallocated items and eliminations	20,800	16,012
Total	$79,986	$68,565

Liabilities

December 31,	2011	2010
Commercial Airplanes	$21,757	$19,663
Boeing Defense, Space & Security:
Boeing Military Aircraft	3,050	4,028
Network & Space Systems	1,101	953
Global Services & Support	1,607	1,579
Total Boeing Defense, Space & Security	5,758	6,560
Boeing Capital Corporation	3,719	3,861
Other segment	969	937
Unallocated items and eliminations	44,175	34,682
Total	$76,378	$65,703

Note 23 – Quarterly Financial Data (Unaudited)

	2011				2010
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Total revenues	$19,555	$17,727	$16,543	$14,910	$16,550	$16,967	$15,573	$15,216
Total costs and expenses	(16,261)	(14,357)	(13,200)	(12,049)	(13,413)	(13,746)	(12,540)	(12,144)
Earnings from operations	1,597	1,714	1,534	1,000	1,103	1,387	1,307	1,174
Net earnings from continuing operations	1,387	1,094	942	588	1,166	837	789	519
Net gain/(loss) from discontinued operations	6	4	(1)	(2)	(2)		(2)
Net earnings	1,393	1,098	941	586	1,164	837	787	519
Basic earnings per share from continuing operations	1.85	1.47	1.27	0.79	1.57	1.13	1.07	0.71
Basic earnings per share	1.86	1.47	1.27	0.79	1.57	1.13	1.07	0.71
Diluted earnings per share from continuing operations	1.83	1.46	1.25	0.78	1.56	1.12	1.06	0.70
Diluted earnings per share	1.84	1.46	1.25	0.78	1.56	1.12	1.06	0.70
Cash dividends declared per share	0.86		0.84		0.84		0.84
Common stock sales price per share:
High	74.74	76.20	80.65	74.47	72.49	70.00	76.00	74.53
Low	56.90	56.01	70.29	66.00	61.84	59.48	59.84	54.80
Quarter end	73.35	60.51	73.93	73.93	65.26	66.54	62.75	72.61

Gross profit is calculated as Total revenues minus Total costs and expenses. Total costs and expenses includes cost of products, cost of services and BCC interest expense.

Cash dividends of $0.42 per share were paid during each quarter of 2011 and 2010. We increased our dividend from $0.42 to $0.44 in December 2011; this amount will be paid in first quarter 2012.

During the fourth quarters of 2011 and 2010, we recorded tax benefits of $397 and $371 as a result of settling the 2004-2006 and 1998-2003 federal audits.

During the first quarter of 2010, we recorded an income tax charge of $150 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 9, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 9, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

(c)	Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers as of February 1, 2012, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
James F. Albaugh	61	Executive Vice President since July 2002 and President and Chief Executive Officer of Commercial Airplanes since September 2009. Mr. Albaugh joined Boeing in 1996 when the Company acquired Rockwell’s aerospace and defense business. His prior positions at Boeing include President and CEO of BDS from July 2002 to August 2009; Senior Vice President of Boeing and President of Space and Communications Group; President, Boeing Space Transportation; and President of Rocketdyne Propulsion and Power. Mr. Albaugh serves on the board of TRW Automotive Holdings, Inc.

James A. Bell	63	Executive Vice President since January 2004. Mr. Bell will retire from Boeing on April 1, 2012. Mr. Bell’s prior positions at Boeing include Chief Financial Officer from January 2004 to January 2012; Corporate President from June 2008 to January 2012; Senior Vice President of Finance and Corporate Controller; and Vice President of Contracts and Pricing for Boeing Space Communications. Mr. Bell serves on the boards of The Dow Chemical Company and JPMorgan Chase & Co.

Wanda K. Denson-Low	55	Senior Vice President, Office of Internal Governance since May 2007. Ms. Denson-Low joined Boeing in 2000 when the Company acquired Hughes Space and Communications where she held the position of Vice President, General Counsel. Her prior positions at Boeing include Vice President and Assistant General Counsel of BDS from August 2003 to May 2007 and Vice President of Human Resources for BDS.

Thomas J. Downey	47	Senior Vice President, Communications since January 2007. Mr. Downey joined Boeing in 1986, and his prior positions include Vice President, Corporate Communications; Vice President, Commercial Airplanes Communications; Corporate Vice President, Internal and Executive Communications; and General Manager of Communications and Community Relations for Military Aircraft and Missile Systems unit.

Shephard W. Hill	59	President, Boeing International since November 2007 and Senior Vice President, Business Development and Strategy since October 2009. Mr. Hill joined Boeing in 1996 when the Company acquired Rockwell’s aerospace and defense business where he held the position of Vice President, Aerospace Government Affairs and Marketing. His prior positions at Boeing include Senior Vice President, Business Development and Strategy from March 2006 to November 2007 and Vice President, Business Development at BDS.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Timothy J. Keating	50	Senior Vice President, Government Operations since joining Boeing in June 2008. Mr. Keating served as Senior Vice President, Global Government Relations at Honeywell International Inc. from October 2002 to May 2008. Prior thereto, Mr. Keating was Chairman of the Board and Managing Partner of Timmons and Company (a Washington, D.C. lobbying firm).

J. Michael Luttig	57	Executive Vice President, General Counsel since April 2009. Mr. Luttig joined Boeing in May 2006 as Senior Vice President, General Counsel. From October 1991 to May 2006, he served on the United States Court of Appeals for the Fourth Circuit. Mr. Luttig previously served as Assistant Attorney General of the United States, Counselor to the Attorney General at the Department of Justice and Principal Deputy Assistant Attorney General at the Department of Justice and was associated with Davis Polk & Wardwell LLP. Mr. Luttig serves on the board of Boeing Capital Corporation and as Director, Franklin Templeton Mutual Funds.

W. James McNerney, Jr.	62	Chairman, President and Chief Executive Officer since July 2005. Mr. McNerney previously served as Chairman and Chief Executive Officer of 3M Company from January 2001 to June 2005. Beginning in 1982, he served in management positions at General Electric Company, his most recent being President and Chief Executive Officer of GE Aircraft Engines from 1997 to 2000. Mr. McNerney also serves on the boards of The Procter & Gamble Company and International Business Machines Corporation. He is Chair of the Business Roundtable and President Obama’s Export Council and is a member of various business and educational organizations.

Dennis A. Muilenburg	48	Executive Vice President, President and Chief Executive Officer of BDS since September 2009. Mr. Muilenburg joined Boeing in 1985, and his previous positions include President of Global Services & Support from February 2008 to August 2009; Vice President and General Manager of Combat Systems from May 2006 to February 2008; and Vice President and Program Manager for Future Combat Systems. Mr. Muilenburg serves on the board of Caterpillar Inc.

Gregory D. Smith	45	Executive Vice President, Chief Financial Officer since February 2012. Mr. Smith previously served as Vice President of Finance and Corporate Controller from February 2010 to February 2012 and Vice President of Financial Planning & Analysis from June 2008 to February 2010. From August 2004 until June 2008, he served as Vice President of Global Investor Relations at Raytheon Company. Prior to that, he held a number of positions at Boeing including CFO, Shared Services Group; Controller, Shared Services Group; Senior Director, Internal Audit; and leadership roles in supply chain, factory operations and program management. Mr. Smith serves on the board of Boeing Capital Corporation.

Richard D. Stephens	59	Senior Vice President Human Resources and Administration since September 2005. Mr. Stephens joined Boeing in 1980, and his previous positions include Senior Vice President of Internal Services; President of Shared Services Group; and Vice President and General Manager, Homeland Security and Services.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
John J. Tracy	57	Chief Technology Officer and Senior Vice President Engineering, Operations & Technology since October 2006. Dr. Tracy joined Boeing in 1981, and his previous positions include Vice President of Engineering and Mission Assurance for BDS; Vice President of Structural Technologies, Prototyping, and Quality for Phantom Works; and General Manager of Engineering for Military Aircraft and Missiles.

Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2012 Proxy Statement for our Annual Shareholders Meeting scheduled to be held on April 30, 2012 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees – Audit Committee” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

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

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Corporate Governance – Director Compensation” in the 2012 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

Equity Compensation Plan Information

We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2011:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	31,431,395	$68.52
Deferred compensation	3,531,846
Other stock units	6,181,402
Equity compensation plans not approved by shareholders	None	None	None
Total(1)	41,144,643	$68.52	35,317,910

(1)

Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance periods which end in 2011, 2012 and 2013.

For further information, see Note 16 to our Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Corporate Governance – Related Person Transactions” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance – Director Independence” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the 2012 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule	Description
II	Valuation and Qualifying Accounts

The auditors’ report with respect to the above-listed financial statement schedule appears on page 109 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

3.	Exhibits

(3)	Articles of Incorporation and By-Laws.

(i)	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2006).

(ii)	By-Laws of The Boeing Company, as amended and restated October 3, 2011 (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 3, 2011).

(10)	Material Contracts.

The Boeing Company Bank Credit Agreements

(i)	364-Day Credit Agreement, dated as of November 10, 2011, among The Boeing Company, the Lenders party thereto, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 10, 2011).

(ii)	Five-Year Credit Agreement, dated as of November 10, 2011, among The Boeing Company, the Lenders party thereto, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 10, 2011).

Business Acquisition Agreements

(iii)	Joint Venture Master Agreement by and among Lockheed Martin Corporation, The Boeing Company and a Delaware LLC, dated as of May 2, 2005 (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2005).

(iv)	Delta Inventory Supply Agreement, dated as of December 1, 2006 by and between United Launch Alliance L.L.C. and The Boeing Company (Exhibit (10)(vi) to the Company’s Form 10-K for the year ended December 31, 2006).

Management Contracts and Compensatory Plans

(v)	1992 Stock Option Plan for Nonemployee Directors.

(a)	Plan (Exhibit (19) to the Company’s Form 10-Q for the quarter ended March 31, 1992).

(b)	Form of Stock Option Agreement (Exhibit (10)(viii)(b) to the Company’s Form 10-K for the year ended December 31, 1992).

(vi)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated effective January 1, 2009 (Exhibit 4.1 to the Company’s Form S-8 filed on December 22, 2008).

(vii)	Supplemental Retirement Plan for Executives of The Boeing Company, as amended on March 22, 2003 (Exhibit (10)(vi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

(viii)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(ix)	Deferred Compensation Plan for Directors of The Boeing Company, as amended and restated effective January 1, 2008 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(x)	Incentive Compensation Plan for Employees of The Boeing Company and Subsidiaries, as amended and restated January 1, 2008 (Exhibit 10.7 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xi)	The Boeing Company 1997 Incentive Stock Plan, as amended effective May 1, 2000 and further amended effective January 1, 2008 (Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xii)	Amended and Restated Executive Employment Agreement with W. James McNerney, Jr. dated March 13, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2008).

(xiii)	Summary of Nonemployee Director Compensation (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2010).

(xiv)	2004 Variable Compensation Plan (formerly the 1999 Bonus and Retention Award Plan) as amended and restated effective January 1, 2008 (Exhibit 10.8 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xv)	The Boeing Company Executive Layoff Benefits Plan as amended and restated effective January 1, 2010 (Exhibit (10)(xxix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

(xvi)	The Boeing Company 2003 Incentive Stock Plan.

(a)	Plan, as amended and restated effective February 21, 2011 (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2011).

(b)	Form of Non-Qualified Stock Option Grant Notice of Terms (Exhibit (10)(xvii)(b) to the Company’s Form 10-K for the year ended December 31, 2010).

(c)	Form of Notice of Terms of Restricted Stock Units (Exhibit (10)(xvii)(c) to the Company’s Form 10-K for the year ended December 31, 2010).

(d)	Form of Performance Award Notice (Exhibit (10)(xvii)(d) to the Company’s Form 10-K for the year ended December 31, 2010).

(xvii)	Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2007).

(xviii)	The Boeing Company Elected Officer Annual Incentive Plan as amended and restated effective January 1, 2008 (Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xix)	Supplemental Pension Agreement between The Boeing Company and J. Michael Luttig dated January 25, 2007 as amended on November 14, 2007 (Exhibit (10)(xxx) to the Company’s Form 10-K for the year ended December 31, 2007).

(xx)	Notice of Terms of Restricted Stock Units dated February 23, 2009 (Exhibit (10)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2009).

(xxi)	Notice of Terms of Restricted Stock Units dated February 22, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2010).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics.

(i)	The Boeing Company Code of Ethical Business Conduct for Members of the Board of Directors (www.boeing.com/corp_gov/conduct_board.html).

(ii)	The Boeing Company Code of Conduct for Finance Employees (www.boeing.com/corp_gov/conduct_finance.html).

(iii)	The Boeing Company Code of Conduct (www.boeing.com/corp_gov/conduct_employee.html).

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm in connection with filings on Form S-3 and Form S-8 under the Securities Act of 1933.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

(i)	Commercial Program Method of Accounting (Exhibit (99)(i) to the 1997 Form 10-K).

(101)	Interactive Data Files.

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2012.

THE BOEING COMPANY
(Registrant)

By:	/s/ Diana L. Sands
Diana L. Sands – Vice President of Finance & Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2012.

/s/ W. James McNerney, Jr.	/s/ Edmund P. Giambastiani, Jr.
W. James McNerney, Jr. – Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Edmund P. Giambastiani, Jr. – Director

/s/ Gregory D. Smith	/s/ Lawrence W. Kellner
Gregory D. Smith – Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Lawrence W. Kellner – Director

/s/ Diana L. Sands	/s/ Edward M. Liddy
Diana L. Sands – Vice President of Finance & Corporate Controller (Principal Accounting Officer)	Edward M. Liddy – Director

/s/ David L. Calhoun	/s/ John F. McDonnell
David L. Calhoun – Director	John F. McDonnell – Director

/s/ Arthur D. Collins, Jr.	/s/ Susan C. Schwab
Arthur D. Collins, Jr. – Director	Susan C. Schwab – Director

/s/ Linda Z. Cook	/s/ Ronald A. Williams
Linda Z. Cook – Director	Ronald A. Williams – Director

/s/ Kenneth M. Duberstein	/s/ Mike S. Zafirovski
Kenneth M. Duberstein – Director	Mike S. Zafirovski – Director

SCHEDULE II—Valuation and Qualifying Accounts

The Boeing Company and Subsidiaries

Allowance for Customer Financing and Other Assets

(Deducted from assets to which they apply)

(Dollars in millions)

Customer Financing	2011	2010	2009
Balance at January 1	$353	$302	$269
(Deductions from)/charges to costs and expenses	(269)	51	45
Deductions from reserves	(14)		(12)
Balance at December 31	$70	$353	$302

Sea Launch Reserves	2011	2010	2009
Balance at January 1		$969	$723
Additions(1)			246
Deductions from reserves(2)		(969)
Balance at December 31			$969

(1)	Additions in 2009 included $179 transferred in from Accrued liabilities and $67 in charges to costs and expenses.
(2)

During 2010, our claims against Sea Launch were discharged by the bankruptcy court and the related balances and reserves were written off. See Note 11 to our Consolidated Financial Statements for more information regarding amounts receivable from other Sea Launch partners.