Form 10-Q
period 2012-03-31
BOEING CO
filed 2012-04-25
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 18, 2012, there were 749,049,454 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2012

Part I. Financial Information

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2012	2011
Sales of products	$16,685	$11,894
Sales of services	2,698	3,016

Total revenues	19,383	14,910

Cost of products	(13,661)	(9,506)
Cost of services	(2,380)	(2,510)
Boeing Capital interest expense	(28)	(33)

Total costs and expenses	(16,069)	(12,049)

	3,314	2,861
Income from operating investments, net	46	62
General and administrative expense	(955)	(866)
Research and development expense, net	(835)	(1,057)

Earnings from operations	1,570	1,000
Other income, net	12	13
Interest and debt expense	(119)	(130)

Earnings before income taxes	1,463	883
Income tax expense	(539)	(295)

Net earnings from continuing operations	924	588
Net loss on disposal of discontinued operations, net of taxes of $1 and $1	(1)	(2)

Net earnings	$923	$586

Basic earnings per share from continuing operations	$1.23	$0.79
Net loss on disposal of discontinued operations, net of taxes
Basic earnings per share	$1.23	$0.79

Diluted earnings per share from continuing operations	$1.22	$0.78
Net loss on disposal of discontinued operations, net of taxes
Diluted earnings per share	$1.22	$0.78

Cash dividends paid per share	$0.44	$0.42

Weighted average diluted shares (millions)	759.6	749.0

Comprehensive income	$1,329	$942

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions, except per share data)	March 31 2012	December 31 2011
Assets
Cash and cash equivalents	$6,718	$10,049
Short-term and other investments	3,798	1,223
Accounts receivable, net	6,475	5,793
Current portion of customer financing, net	372	476
Deferred income taxes	30	29
Inventories, net of advances and progress billings	32,738	32,240

Total current assets	50,131	49,810
Customer financing, net	4,139	4,296
Property, plant and equipment, net of accumulated depreciation of $14,204 and $13,993	9,399	9,313
Goodwill	4,950	4,945
Acquired intangible assets, net	2,993	3,044
Deferred income taxes	5,791	5,892
Investments	1,037	1,043
Other assets, net of accumulated amortization of $762 and $717	1,765	1,643

Total assets	$80,205	$79,986

Liabilities and equity
Accounts payable	$9,041	$8,406
Accrued liabilities	10,943	12,239
Advances and billings in excess of related costs	15,336	15,496
Deferred income taxes and income taxes payable	3,178	2,780
Short-term debt and current portion of long-term debt	2,807	2,353

Total current liabilities	41,305	41,274
Accrued retiree health care	7,498	7,520
Accrued pension plan liability, net	16,730	16,537
Non-current income taxes payable	192	122
Other long-term liabilities	543	907
Long-term debt	8,817	10,018
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	3,977	4,033
Treasury stock, at cost – 263,535,351 and 267,556,388 shares	(16,364)	(16,603)
Retained earnings	28,447	27,524
Accumulated other comprehensive loss	(16,094)	(16,500)

Total shareholders’ equity	5,027	3,515
Noncontrolling interest	93	93

Total equity	5,120	3,608

Total liabilities and equity	$80,205	$79,986

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2012	2011
Cash flows – operating activities:
Net earnings	$923	$586
Adjustments to reconcile net earnings to net cash provided/(used) by operating activities:
Non-cash items –
Share-based plans expense	50	51
Depreciation and amortization	426	384
Investment/asset impairment charges, net	36	10
Customer financing valuation provision		(15)
Loss on disposal of discontinued operations	2	3
Other charges and credits, net	150	113
Excess tax benefits from share-based payment arrangements	(40)	(22)
Changes in assets and liabilities –
Accounts receivable	(729)	(633)
Inventories, net of advances and progress billings	(497)	(2,622)
Accounts payable	506	969
Accrued liabilities	(1,032)	(736)
Advances and billings in excess of related costs	(160)	40
Income taxes receivable, payable and deferred	333	217
Other long-term liabilities	(45)	(66)
Pension and other postretirement plans	724	617
Customer financing, net	196	102
Other	(6)	49

Net cash provided/(used) by operating activities	837	(953)

Cash flows – investing activities:
Property, plant and equipment additions	(424)	(417)
Property, plant and equipment reductions	4	14
Acquisitions, net of cash acquired		(16)
Contributions to investments	(3,718)	(1,644)
Proceeds from investments	1,135	4,701
Receipt of economic development program funds		69

Net cash (used)/provided by investing activities	(3,003)	2,707

Cash flows – financing activities:
New borrowings	20	14
Debt repayments	(811)	(812)
Repayments of distribution rights financing	(72)	(392)
Stock options exercised, other	28	24
Excess tax benefits from share-based payment arrangements	40	22
Employee taxes on certain share-based payment arrangements	(64)	(15)
Dividends paid	(328)	(309)

Net cash used by financing activities	(1,187)	(1,468)

Effect of exchange rate changes on cash and cash equivalents	22	25

Net (decrease)/increase in cash and cash equivalents	(3,331)	311
Cash and cash equivalents at beginning of year	10,049	5,359

Cash and cash equivalents at end of period	$6,718	$5,670

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2011	$5,061	$3,866	($17,187)	$24,784	($13,758)	$96	$2,862

Net earnings				586		(1)	585
Unrealized gain on derivative instruments, net of tax of $(16)					27		27
Unrealized loss on certain investments, net of tax of $1					(2)		(2)
Reclassification adjustment for losses realized in net earnings, net of tax					1		1
Currency translation adjustment					60		60
Postretirement liability adjustment, net of tax of $(159)					271		271

Comprehensive income							942

Share-based compensation and related dividend equivalents		51					51
Excess tax pools		20					20
Treasury shares issued for stock options exercised, net		(10)	36				26
Treasury shares issued for other share-based plans, net		(38)	30				(8)
Treasury shares issued for 401(k) contribution		14	100				114

Balance March 31, 2011	$5,061	$3,903	($17,021)	$25,370	($13,401)	$95	$4,007

Balance January 1, 2012	$5,061	$4,033	($16,603)	$27,524	($16,500)	$93	$3,608

Net earnings				923			923
Unrealized gain on derivative instruments, net of tax of $(11)					18		18
Currency translation adjustment					45		45
Postretirement liability adjustment, net of tax of $(198)					343		343

Comprehensive income							1,329

Share-based compensation and related dividend equivalents		50					50
Excess tax pools		40					40
Treasury shares issued for stock options exercised, net		(11)	40				29
Treasury shares issued for other share-based plans, net		(156)	98				(58)
Treasury shares issued for 401(k) contribution		21	101				122

Balance March 31, 2012	$5,061	$3,977	($16,364)	$28,447	($16,094)	$93	$5,120

See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2012	2011
Revenues:
Commercial Airplanes	$10,937	$7,118
Defense, Space & Security:
Boeing Military Aircraft	4,308	3,392
Network & Space Systems	1,795	2,346
Global Services & Support	2,130	1,879

Total Defense, Space & Security	8,233	7,617
Boeing Capital	125	143
Other segment	24	36
Unallocated items and eliminations	64	(4)

Total revenues	$19,383	$14,910

Earnings from operations:
Commercial Airplanes	$1,081	$509
Defense, Space & Security:
Boeing Military Aircraft	437	369
Network & Space Systems	73	141
Global Services & Support	232	161

Total Defense, Space & Security	742	671
Boeing Capital	38	52
Other segment	(79)	(22)
Unallocated items and eliminations	(212)	(210)

Earnings from operations	1,570	1,000
Other income, net	12	13
Interest and debt expense	(119)	(130)

Earnings before income taxes	1,463	883
Income tax expense	(539)	(295)

Net earnings from continuing operations	924	588
Net loss on disposal of discontinued operations, net of taxes of $1 and $1	(1)	(2)

Net earnings	$923	$586

Research and development expense, net:
Commercial Airplanes	$544	$787
Defense, Space & Security:
Boeing Military Aircraft	145	125
Network & Space Systems	107	107
Global Services & Support	29	29

Total Defense, Space & Security	281	261
Other segment	10	9

Total research and development expense, net	$835	$1,057

This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 15 for further segment results.

The Boeing Company and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Dollars in millions, except per share data)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2011 Annual Report on Form 10-K.

Use of Estimates

Management makes assumptions and estimates to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Those assumptions and estimates directly affect the amounts reported in the condensed consolidated financial statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are disclosed in these notes to the consolidated financial statements.

Contract accounting is used for development and production activities predominantly by Defense, Space and Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2012 and 2011, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $112 and $53 and earnings per share by $0.09 and $0.05.

Note 2 – Earnings Per Share

The weighted-average number of shares outstanding used to compute earnings per share were as follows:

(Shares in millions)	Three months ended March 31
	2012	2011
Weighted average shares outstanding	750.2	740.4
Participating securities	2.3	2.5

Basic weighted average shares outstanding	752.5	742.9
Dilutive potential common shares	7.1	6.1

Diluted weighted average shares outstanding	759.6	749.0

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

(Shares in millions)	Three months ended March 31
	2012	2011

Stock options	18.5	23.1
Performance Awards	4.5	4.4

Note 3 – Income Taxes

Our effective income tax rates were 36.8% and 33.4% for the three months ended March 31, 2012 and 2011. The effective tax rate for the first quarter of 2012 is higher than the comparable prior year period primarily as it does not include the benefit of U.S. research and development credits that expired on December 31, 2011. If Congress extends the research and development credit there will be a favorable impact on our 2012 effective income tax rate.

During the first quarter we filed an appeal with the IRS for the 2007-2008 tax years. We expect the 2009-2010 IRS audit to begin in the second quarter. We are also subject to examination in major state and international jurisdictions for the 2001-2011 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

Note 4 – Inventories

Inventories consisted of the following:

	March 31 2012	December 31 2011
Long-term contracts in progress	$14,530	$13,587
Commercial aircraft programs	37,088	35,080
Commercial spare parts, used aircraft, general stock materials and other	6,685	7,832

Inventory before advances and progress billings	58,303	56,499
Less advances and progress billings	(25,565)	(24,259)

Total	$32,738	$32,240

Long-Term Contracts in Progress

Long-term contracts in progress included Delta launch program inventory that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At March 31, 2012 and December 31, 2011, the inventory balance was $1,025 and $1,085. At March 31, 2012, $600 of this inventory related to unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $49. See Note 8.

Inventory balances included $237 and $236 subject to claims or other uncertainties relating to the A-12 program at March 31, 2012 and December 31, 2011. See Note 14.

Capitalized precontract costs of $275 and $1,728 at March 31, 2012 and December 31, 2011, are included in inventories.

Commercial Aircraft Programs

At March 31, 2012 and December 31, 2011. commercial aircraft programs inventory included the following amounts related to the 787 program: $17,727 and $16,098 of work in process (including deferred production costs of $11,949 and $10,753), $1,827 and $1,770 of supplier advances, and $1,997 and $1,914 of unamortized tooling and other non-recurring costs. At March 31, 2012, $9,744 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $4,202 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

At March 31, 2012 and December 31, 2011. commercial aircraft programs inventory included the following amounts related to the 747 program: $736 and $448 of deferred production costs, net of previously recorded reach-forward losses, and $805 and $852 of unamortized tooling. At March 31, 2012, $1,045 of 747 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $496 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,762 and $2,564 at March 31, 2012 and December 31, 2011.

Note 5 – Customer Financing

Customer financing consisted of the following:

	March 31 2012	December 31 2011
Financing receivables:
Investment in sales-type/finance leases	$1,986	$2,037
Notes	670	814
Operating lease equipment, at cost, less accumulated depreciation of $637 and $765	1,924	1,991

Gross customer financing	4,580	4,842
Less allowance for losses on receivables	(69)	(70)

Total	$4,511	$4,772

We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At March 31, 2012 and December 31, 2011, we individually evaluated for impairment customer financing receivables of $724 and $854. At March 31, 2012 and December 31, 2011, $485 was determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceed the carrying values of the receivables.

The adequacy of the allowance for losses estimate is assessed quarterly. Three primary factors influencing the level of our allowance for losses on customer financing receivables are customer credit ratings, default rates and collateral values. We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon public information and information obtained directly from our customers. Our rating categories are comparable to those used by the major credit rating agencies.

Our financing receivable balances by internal credit rating category, consisted of the following:

Rating categories	March 31 2012	December 31 2011
BBB	$1,277	$1,316
BB	60	67
B	61	103
CCC	534	512
D	625	653
Other	99	200

Total carrying value of financing receivables	$2,656	$2,851

At March 31, 2012, our allowance primarily related to receivables with ratings of CCC and we applied default rates that averaged 45% to the exposure associated with those receivables.

In the fourth quarter of 2011, American Airlines Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. We believe that our customer financing receivables from American Airlines of $625 are sufficiently collateralized such that we do not expect to incur losses related to those receivables and have not recorded an allowance for losses as of March 31, 2012 as a result of the bankruptcy.

Declines in collateral values are also a significant driver of our allowance for losses. Generally, out-of-production aircraft have experienced greater collateral value declines than in-production aircraft. Our customer financing portfolio consists primarily of financing receivables for out-of-production aircraft. The value of the collateral is closely tied to commercial airline performance and overall market conditions. The majority of customer financing carrying values are concentrated in the following aircraft models:

	March 31 2012	December 31 2011
717 Aircraft ($479 and $480 accounted for as operating leases) (1)	$1,882	$1,906
757 Aircraft ($488 and $451 accounted for as operating leases) (1)	642	631
MD-80 Aircraft ($0 and $0 accounted for as operating leases) (1) (2)	485	485
737 Aircraft ($228 and $242 accounted for as operating leases)	370	394
MD-11 Aircraft ($293 and $321 accounted for as operating leases) (1)	293	321
767 Aircraft ($100 and $103 accounted for as operating leases)	283	307

(1)	Out-of-production aircraft
(2)	Disclosure omitted from 2011 financial statements

Note 6 – Investments

Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2012	December 31 2011
Time deposits	$3,710	$1,134
Pledged money market funds (1)	56	56
Available-for-sale investments	10	10
Equity method investments	993	1,003
Restricted cash (2)	31	31
Other investments	35	32

Total	$4,835	$2,266

(1)

Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

(2)	Restricted to pay group term life insurance premiums for certain employees on long-term disability.

Note 7 – Other Assets

Sea Launch

At March 31, 2012 and December 31, 2011, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.

Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. No legal proceedings have commenced against the partners on the partner loans. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional pre-tax charges of up to $356.

Note 8 – Commitments and Contingencies

Financing Commitments

Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $19,607 and $15,866 at March 31, 2012 and December 31, 2011. The estimated earliest potential funding dates for these commitments at March 31, 2012 are as follows:

Total
April through December 2012	$1,688
2013	1,280
2014	2,525
2015	3,813
2016	3,294
Thereafter	7,007

$19,607

Standby Letters of Credit and Surety Bonds

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $6,042 and $6,199 at March 31, 2012 and December 31, 2011.

Commercial Aircraft Commitments

In conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft), we have entered into trade-in commitments with certain customers that give them the right to trade in used aircraft at a specified price upon the purchase of Sale Aircraft. The total contractual trade-in value was $268 and $273 at March 31, 2012 and December 31, 2011. We anticipate that a significant portion of these commitments will not be exercised by customers.

The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is assessed quarterly, or as events trigger a change, and take into consideration the current economic environment. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The fair value of trade-in aircraft related to probable contractual trade-in commitments was $58 and $27 at March 31, 2012 and December 31, 2011. Trade-in commitment agreements have expiration dates from 2012 through 2023.

Commitments to ULA

We and Lockheed have each committed to provide ULA with up to $379 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 4.

Product Warranties

The following table summarizes product warranty activity recorded during the three months ended March 31, 2012 and 2011.

	2012	2011
Beginning balance – January 1	$1,046	$1,076
Additions for current year deliveries	109	36
Reductions for payments made	(66)	(54)
Changes in estimates	(6)	(22)

Ending balance – March 31	$1,083	$1,036

Environmental

The following table summarizes environmental remediation activity during the three months ended March 31, 2012 and 2011.

	2012	2011
Beginning balance – January 1	$758	$721
Reductions for payments made	(12)	(9)
Changes in estimates	12

Ending balance – March 31	$758	$712

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and the discovery of additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2012 and December 31, 2011, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,027 and $1,003.

C-17

At March 31, 2012, our backlog included 6 C-17 aircraft under contract with the U.S. Air Force (USAF) and international orders for 15 C-17 aircraft. We are currently producing C-17 aircraft at a rate of 10 per year. Should additional orders not materialize, it is reasonably possible that we will decide in 2012 to end production of the C-17 at a future date. We are still evaluating the full financial impact of a potential production shut-down, including additional pension curtailment charges, and any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract. At March 31, 2012, we had approximately $65 of inventory expenditures and potential termination liabilities to suppliers primarily associated with probable orders for 2 aircraft.

BDS Fixed-Price Development Contracts

Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include USAF KC-46A Tanker, Airborne Early Warning and Control (AEW&C), India P-8I, Saudi F-15, and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge for reach-forward losses during the next 12 months.

Commercial Airplane Development Programs

The development and initial production of new commercial airplanes and new commercial airplane derivatives entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure, and research and development. Performance issues or cost overruns on these programs, which include the 787 and 747-8, could have a material impact on our consolidated results and financial position during the next 12 months.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Contingent repurchase commitments	$3,351	$3,290	$3,351	$3,290	$7	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	215	215
Contract pricing	261	261			7	7
Other Delta contracts	156	137			8	8
Other indemnifications	205	212			46	51
Credit guarantees	21	17	12	12	2	2
Residual value guarantees	29	29	21	21	6	6

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

Indemnifications to ULA We have agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,213 of inventory that was contributed by us. ULA has made advance payments of $780 to us and we have recorded revenues and cost of sales of $545 under the inventory supply agreement through March 31, 2012. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $49.

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

We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal, and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to the expiration. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. A hearing before the ASBCA has been scheduled for May 6, 2013. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $280 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $19 for our portion of additional contract losses incurred by ULA.

Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At March 31, 2012 and December 31, 2011, our maximum future cash exposure to losses associated with the loss sharing arrangement was $205 and $212 and our accrued liability under the loss sharing arrangement was $46 and $51.

In conjunction with our sales of the Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and the sale of our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma in 2005, we agreed to indemnify, for an indefinite period, the buyers for costs relating to pre-closing environmental contamination and certain other items. As it is impossible to assess whether there will be damages in the future or the amounts thereof (if any), we cannot estimate the potential amount of future payments under these indemnities. Therefore, no liability has been recorded. There have been no claims submitted to date.

Credit Guarantees We have issued credit guarantees, principally to facilitate the sale and/or financing of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor or certain specified services are not performed. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit guarantees are collateralized by the underlying commercial aircraft and certain other assets. Current outstanding credit guarantees expire within the next eight years.

Residual Value Guarantees We have issued various residual value guarantees, principally to facilitate the sale and financing of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by the underlying commercial aircraft and expire within the next six years.

Note 10 – Postretirement Plans

The components of net periodic benefit cost were as follows:

	Pension		Other Postretirement Benefits
Three months ended March 31,	2012	2011	2012	2011
Service cost	$411	$352	$36	$36
Interest cost	751	779	79	103
Expected return on plan assets	(958)	(935)	(2)	(1)
Amortization of prior service costs	56	62	(49)	(24)
Recognized net actuarial loss	484	314	30	33
Settlement and curtailment loss	7	44	(2)

Net periodic benefit cost	$751	$616	$92	$147

Net periodic benefit cost included in Earnings from operations	$655	$526	$149	$162

A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of the reporting period.

We did not make any discretionary pension contributions during the three months ended March 31, 2012 or 2011. During each three-month period ended March 31, 2012 and 2011, we made contributions to our other postretirement benefit plans of $4.

Note 11 – Share-Based Compensation and Other Compensation Arrangements

Stock Options

On February 27, 2012, we granted to our executives 6,114,922 options with an exercise price equal to the fair market value of our stock on the date of grant and which expire ten years after the date of grant. The stock options vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Date	Expected Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value Per Share
2/27/2012	6 years	29.9%	2.4%	1.1%	$16.89

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

Restricted Stock Units

On February 27, 2012, we granted to our executives 1,369,810 restricted stock units (RSUs) as part of our long-term incentive program with a grant date fair value of $75.40 per share. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. In addition to RSUs awarded under our long-term incentive program, we have granted RSUs to certain executives and employees to encourage retention or to reward various achievements.

Performance Awards

On February 27, 2012, we granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2014. The minimum payout amount is $0 and the maximum payout is $283.

Note 12 – Derivative Financial Instruments

Cash Flow Hedges

Our cash flow hedges include foreign currency forward contracts, foreign currency option contracts, and commodity purchase contracts. We use foreign currency forward and option contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions up to 2021. We use commodity derivatives, such as fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through 2016.

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

Notional Amounts and Fair Values

The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued Liabilities
	March 31 2012	December 31 2011	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,420	$2,536	$196	$185	$(15)	$(33)
Interest rate contracts	388	388	27	29
Commodity contracts	55	102			(123)	(112)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	722	605	11	2	(45)	(47)

Total derivatives	3,585	3,631	234	216	(183)	(192)
Netting arrangements			(58)	(61)	58	61

Net recorded balance			$176	$155	$(125)	$(131)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow hedging transactions and their effect on other comprehensive loss and Net earnings were as follows:

	Three months ended March 31
	2012	2011
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts	$32	$36
Commodity contracts	(14)	(9)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	7	5
Commodity contracts	(7)	(6)
Forward points recognized in Other income/(expense), net:
Foreign exchange contracts	(4)	6

Based on our portfolio of cash flow hedges, we expect to reclassify gains of $31 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges and undesignated derivatives recognized in Other income/(expense) were insignificant for the three months ended March 31, 2012 and 2011.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility, expiring November 2016. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2012 was $13. At March 31, 2012, there was no collateral posted related to our derivatives.

Note 13 – Fair Value Measurements

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,449	$3,449			$3,104	$3,104
Available-for-sale investments	10	5		$5	10	5		$5
Derivatives	176		$176		155		$155

Total assets	$3,635	$3,454	$176	$5	$3,269	$3,109	$155	$5

Liabilities
Derivatives	$(125)		$(125)		$(131)		$(131)

Total liabilities	$(125)		$(125)		$(131)		$(131)

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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31, and the fair value and asset classification of the related assets as of the impairment date:

	2012		2011
	Fair Value	Total Losses	Fair Value	Total Losses
Equipment under operating lease & Assets held for sale or re-lease	$25	$(31)	$51	$(9)
Acquired intangible assets			8	(1)

Total	$25	$(31)	$59	$(10)

The fair value of the impaired Operating lease equipment is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft.

The Acquired intangible assets were valued using an income approach based on the discounted cash flows associated with the underlying tradename.

For Level 3 assets that were measured at fair value on a non-recurring basis during the three months ended March 31, 2012, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Equipment under operating leases & Assets held for sale or re-lease	$25	Market approach	Aircraft value publications	$24 - $53(1) Median $35
			Aircraft condition adjustments	$(10) - $0(2) Net $(10)

(1)

The range represents the sum of the highest and lowest values for all aircraft subject to fair value measurement, according to the third party aircraft valuation publications that we use in our valuation process.

(2)

The negative amount represents the sum for all aircraft subject to fair value measurement, of all downward adjustments based on consideration of individual aircraft attributes and condition. The positive amount represents the sum of all such upward adjustments.

Fair Value Disclosures

The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statement of Financial Position were as follows:

	March 31, 2012					December 31, 2011
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Total Fair Value
Assets
Accounts receivable, net	$6,475	$6,387		$6,387		$5,793	$5,690
Notes receivable, net	648	708		708		792	836
Liabilities
Debt, excluding capital lease obligations	(11,407)	(13,233)		(13,159)	$(74)	(12,136)	(14,099)
Accounts payable	(9,041)	(9,036)		(9,036)		(8,406)	(8,396)
Residual value and credit guarantees	(8)	(8)			(8)	(8)	(9)
Contingent repurchase commitments	(7)	(7)			(7)	(7)	(4)

The fair values of Accounts receivable and Accounts payable are based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated using discounted cash flow analysis with interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is actively traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not actively traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair value of our debt classified as Level 3 is based on the median of the underlying collateral value as described above. The fair values of the residual value guarantees and contingent repurchase commitments are determined using a Black Futures Options formula and include such assumptions as the expected value of the aircraft on the settlement date, volatility of aircraft prices, time until settlement and the risk free discount rate. The fair value of the credit guarantees is estimated based on the expected cash flows of those commitments, given the creditor’s probability of default, and discounted using the risk free rate. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds and long-term payables. The carrying values of those items, as reflected in the Consolidated Statements of Financial Position, approximate their fair value at March 31, 2012 and December 31, 2011. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

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

The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2012, inventories included approximately $587 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2012. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If after all legal proceedings are concluded, the court determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $237 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,570). In that event, our loss would total approximately $1,731 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,179, including interest from June 26, 1991.

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

The second action, initiated in 2007, alleges collective bargaining agreement breaches and ERISA violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. Written discovery closed by joint stipulation of the parties on June 6, 2011. Depositions concluded on August 18, 2011. Plaintiffs’ partial motion for summary judgment was filed on December 9, 2011. Boeing’s opposition and dispositive motions were filed on February 10, 2012. Spirit has agreed to indemnify Boeing for any and all losses in the first action, with the exception of claims arising from employment actions prior to January 1, 2005. While Spirit has acknowledged a limited indemnification obligation in the second action, we believe that Spirit is obligated to indemnify Boeing for any and all losses in the second action.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. During the first quarter of 2010, the Seventh Circuit Court of Appeals granted a stay of trial proceedings in the district court pending resolution of an appeal made by Boeing in 2008 to the case’s class certification order. On January 21, 2011, the Seventh Circuit reversed the district court’s class certification order and decertified the class. The Seventh Circuit remanded the case to the district court for further proceedings. On March 2, 2011, plaintiffs filed an amended motion for class certification and a supplemental motion on August 7, 2011. Boeing’s opposition to class certification was filed on September 6, 2011. Plaintiffs’ reply brief in support of class certification was filed on September 27, 2011. This issue is fully briefed and awaits district court determination. Boeing’s motions for summary judgment based on ERISA’s statute of repose and for summary judgment on the merits were both filed on December 21, 2011. Plaintiffs’ oppositions to the merits and statute of limitations motions were filed on February 6, 2012. Boeing reply briefs were filed on March 7, 2012. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.

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

On February 26, 2009 the trial court granted in part and denied in part post-trial motions we filed seeking to set aside the verdict. As a result, on March 3, 2009, the court entered an amended judgment for ICO in the amount of $604, which included $371 in compensatory damages, $207 in punitive damages and $26 in prejudgment interest. Post-judgment interest will accrue on the judgment at the rate of 10% per year (simple interest) from January 2, 2009. As of March 31, 2012, the amount of post-judgment interest totaled $196. We filed a notice of appeal and ICO filed a notice of cross-appeal in March 2009.

On April 13, 2012, the California Court of Appeal reversed the 2008 jury verdict. The Court of Appeal ruled there was no basis in law or fact for the jury’s findings, and it directed that judgment be entered for Boeing on all counts. ICO may seek discretionary review in the California Supreme Court.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers initially sought over $385 in damages and $10 in lost profits, but revised their total demand to $263 in the Statement of Claim. On April 11, 2012, in the Statement of Reply, Telesat again revised their total demand to $71. BSSI has asserted a counterclaim against Telesat for $13 in unpaid performance incentive payments plus late charges. BSSI also asserted a $180 contingent counterclaim on the theory that any ultimate award to reimburse the insurers for their payments to Telesat could only result from Telesat’s breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand. The arbitration was stayed pending an application by Telesat to the Ontario Superior Court on a preliminary issue. On July 16, 2010, the court denied Telesat’s request to exclude certain evidence, but granted its alternative request to remove the Chairperson from the arbitration panel. A new Chairperson was appointed on August 19, 2010, and the stay has been lifted. The arbitration hearing is currently scheduled for November 12, 2012.

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

Civil Securities Litigation

On November 13, 2009, plaintiff shareholders filed a putative securities fraud class action against The Boeing Company and two of our senior executives in federal district court in Chicago. This lawsuit arose from our June 2009 announcement that the first flight of the 787 Dreamliner would be postponed due to a need to reinforce an area within the side-of-body section of the aircraft. Plaintiffs contended that we were aware before June 2009 that the first flight could not take place as scheduled due to issues with the side-of-body section of the aircraft, and that our determination not to announce this delay earlier resulted in an artificial inflation of our stock price for a multi-week period in May and June 2009. On March 7, 2011, the Court dismissed the complaint with prejudice. On March 19, 2012, the Court denied the plaintiffs’ request to reconsider that order. On April 12, 2012, plaintiffs filed a Notice of Appeal.

In addition, plaintiff shareholders have filed three similar shareholder derivative lawsuits concerning the flight schedule for the 787 Dreamliner that closely track the allegations in the putative class action lawsuit. Two of the suits were filed in Illinois state court and have been consolidated. The remaining derivative suit was filed in federal district court in Chicago. No briefing or discovery has yet taken place in any of these lawsuits. Status hearings are set for July 17, 2012, in the federal derivative case and for June 25, 2012, in the consolidated state derivative case. We believe the allegations in all of these cases are without merit, and we intend to contest the cases vigorously. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.

Note 15 – Segment Information

Effective January 1, 2012, certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.

Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. See page 5 for a Summary of Business Segment Data, which is an integral part of this note.

Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Three months ended March 31
	2012	2011
Commercial Airplanes	$128	$189
Boeing Capital	12	16

Total	$140	$205

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

(Dollars in millions)	Three months ended March 31
	2012	2011
Share-based plans	$(22)	(22)
Deferred compensation	(36)	(50)
Pension	(189)	(95)
Postretirement	(19)	(19)
Capitalized interest	(21)	(15)
Eliminations and other	75	(9)

Total	$(212)	$(210)

Segment assets and liabilities are summarized in the following tables:

Assets	March 31 2012	December 31 2011
Commercial Airplanes	$36,963	$35,458
Defense, Space & Security:
Boeing Military Aircraft	7,018	7,390
Network & Space Systems	6,900	7,018
Global Services & Support	3,626	3,582

Total Defense, Space & Security	17,544	17,990
Boeing Capital	4,281	4,626
Other segment	1,201	1,112
Unallocated items and eliminations	20,216	20,800

Total	$80,205	$79,986

Liabilities	March 31 2012	December 31 2011
Commercial Airplanes	$22,200	$21,757
Defense, Space & Security:
Boeing Military Aircraft	2,631	3,050
Network & Space Systems	926	1,096
Global Services & Support	1,655	1,612

Total Defense, Space & Security	5,212	5,758
Boeing Capital	2,883	3,719
Other segment	869	969
Unallocated items and eliminations	43,921	44,175

Total	$75,085	$76,378

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of comprehensive income, cash flows and equity for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2011, and the related consolidated statements of operations, equity and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated statements of financial position from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Chicago, Illinois

April 25, 2012

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

Forward-looking statements are based on our current expectations and assumptions, which may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are risks related to:

(1)	general conditions in the economy and our industry, including those due to regulatory changes;

(2)	our reliance on our commercial airline customers;

(3)	our commercial development programs, planned production rate increases across multiple commercial airline programs and the overall health of our aircraft production system;

(4)	changing acquisition priorities of the U.S. government;

(5)	our dependence on U.S. government contracts;

(6)	our reliance on fixed-price contracts;

(7)	our reliance on cost-type contracts;

(8)	uncertainties concerning contracts that include in-orbit incentive payments;

(9)	our dependence on our subcontractors and suppliers as well as the availability of raw materials;

(10)	changes in accounting estimates;

(11)	changes in the competitive landscape in our markets;

(12)	our non-U.S. operations, including sales to non-U.S. customers;

(13)	potential adverse developments in new or pending litigation and/or government investigations;

(14)	customer and aircraft concentration in Boeing Capital’s customer financing portfolio;

(15)	changes in our ability to obtain debt on commercially reasonable terms and at competitive rates in order to fund our operations and contractual commitments;

(16)	realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures;

(17)	the adequacy of our insurance coverage to cover significant risk exposures;

(18)	potential business disruptions, including those related to physical security threats, information technology or cyber attacks or natural disasters;

(19)	work stoppages or other labor disruptions;

(20)	significant changes in discount rates and actual investment return on pension assets;

(21)	potential environmental liabilities; and

(22)	threats to the security of our or our customers’ information.

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” on pages 6 through 15 of our most recent Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 8, 9, and 14 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking information speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Operating Results

The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2012	2011
Revenues	$19,383	$14,910
Earnings from operations	$1,570	$1,000
Operating margins	8.1%	6.7%
Effective income tax rate	36.8%	33.4%
Net earnings from continuing operations	$924	$588
Diluted earnings per share	$1.22	$0.78

(Dollars in millions)	March 31 2012	December 31 2011
Total contractual backlog	$358,576	$339,657
Unobligated backlog	21,243	15,775

Revenues

The following table summarizes revenues:

(Dollars in millions)	Three months ended March 31
	2012	2011
Commercial Airplanes	$10,937	$7,118
Defense, Space & Security	8,233	7,617
Boeing Capital	125	143
Other segment	24	36
Unallocated items and eliminations	64	(4)

Total	$19,383	$14,910

Revenues for the three months ended March 31, 2012 increased by $4,473 million or 30% compared with the same period in 2011. Commercial Airplanes revenues increased by $3,819 million or 54% due to higher new airplane revenues in the first quarter of 2012. Defense, Space & Security (BDS) revenues increased by $616 million due to higher revenues in the Boeing Military Aircraft (BMA) and Global Service & Support (GS&S) segments, partially offset by lower revenues in the Network & Space Systems (N&SS) segment.

Earnings From Operations

The following table summarizes Earnings from operations:

(Dollars in millions)	Three months ended March 31
	2012	2011
Commercial Airplanes	$1,081	$509
Defense, Space & Security	742	671
Boeing Capital	38	52
Other segment	(79)	(22)
Unallocated items and eliminations	(212)	(210)

Total	$1,570	$1,000

Operating earnings for the three months ended March 31, 2012 increased by $570 million compared with the same period in 2011. Commercial Airplanes earnings increased by $572 million primarily due to higher new airplane deliveries and lower research and development costs. BDS earnings increased by $71 million compared with the same period in 2011 due to higher earnings in the BMA and GS&S segments, partially offset by lower earnings in the N&SS segment. Unallocated items and eliminations were essentially flat compared with the same period in 2011 as higher pension costs in 2012 were offset by a benefit recorded as a result of a favorable judgment on satellite litigation.

The most significant items included in Unallocated items and eliminations are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2012	2011
Share-based plans	$(22)	$(22)
Deferred compensation	(36)	(50)
Pension	(189)	(95)
Postretirement	(19)	(19)
Eliminations and other	54	(24)

Total	$(212)	$(210)

Eliminations and other unallocated items includes a $131 million benefit related to a favorable court judgment on satellite litigation, partially offset by timing of intercompany expense allocations and elimination of profit on intercompany items.

Unallocated pension costs for the three months ended March 31, 2012 increased by $94 million compared with the same period in 2011 reflecting higher amortization of prior actuarial losses and lower discount rates. Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America (GAAP) in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes.

We recorded net periodic benefit cost related to pensions and other postretirement benefits of $843 million and $763 million for the three months ended March 31, 2012 and 2011. The increase in net periodic benefit costs related to pensions and other postretirement benefits is primarily due to higher amortization of actuarial losses and higher service costs driven by lower discount rates. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.

Earnings from operations included the following amounts allocated to business segments and Other unallocated items and eliminations.

(Dollars in millions)	Pension		Other Postretirement Benefits
Three months ended March 31,	2012	2011	2012	2011
Allocated to business segments	$(466)	$(431)	$(130)	$(143)
Other unallocated items and eliminations	(189)	(95)	(19)	(19)

Total	$(655)	$(526)	$(149)	$(162)

Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2012	2011
Earnings from operations	$1,570	$1,000
Other income, net	12	13
Interest and debt expense	(119)	(130)

Earnings before income taxes	1,463	883
Income tax expense	(539)	(295)

Net earnings from continuing operations	$924	$588

Interest and debt expense decreased by $11 million or 8% due to lower interest rates and lower weighted average debt balances.

Our effective income tax rates were 36.8% and 33.4% for the three months ended March 31, 2012 and 2011. The 2012 effective tax rate for the first quarter of 2012 is higher than the comparable prior period primarily as it does not include the benefit of U.S. research and development credits that expired on December 31, 2011. If Congress extends the research and development credit there will be a favorable impact on our 2012 effective income tax rate.

For additional discussion related to Income Taxes, see Note 3 to our condensed consolidated financial statements.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the three months ended March 31, 2012 compared with December 31, 2011 was primarily due to commercial airplane orders in excess of deliveries, partially offset by changes in projected revenue escalation for undelivered commercial airplanes and cancelled orders.

Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase in unobligated backlog during the three months ended March 31, 2012 was primarily due to F-15 and C-17 orders.

Additional Considerations

KC-46A Tanker In February 2011, we were awarded a contract from the USAF to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker will be a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive firm contract valued at $4.9 billion and involves highly complex designs. Changes to our estimated cost to perform the work could result in a material charge. This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. For segment reporting purposes, backlog, revenues and costs are recorded in the Commercial Airplanes and BMA segments.

Segment Results of Operations

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment Many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. The bank’s charter is set to expire on May 31, 2012 and its authorized funding limit may be reached prior to that date. If the bank’s charter is not renewed or if the bank’s existing or future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers. Certain of our non-U.S. customers also may seek to delay aircraft orders if they cannot obtain financing at reasonable costs. We continue to work with our customers to mitigate risk to the timing of future deliveries and are assisting with alternative third party financing sources.

Operating Results

(Dollars in millions)	Three months ended March 31
	2012	2011
Revenues	$10,937	$7,118
Earnings from operations	$1,081	$509
Operating margins	9.9%	7.2%

(Dollars in millions)	March 31 2012	December 31 2011
Contractual backlog	$305,303	$293,303
Unobligated backlog	2,088	2,088

Revenues

Revenues for the three months ended March 31, 2012 increased by $3,819 million or 54% compared with 2011 due to higher new airplane deliveries and favorable mix. Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

	737	747	767	777	787	Total
Deliveries during the first quarter of 2012	99	6	7	20	5	137
Deliveries during the first quarter of 2011	87		4	13		104
Cumulative deliveries as of 3/31/2012	3,977	1,433	1,021	1,003	8
Cumulative deliveries as of 12/31/2011	3,878	1,427	1,014	983	3

Earnings From Operations

Earnings from operations for the three months ended March 31, 2012 increased by $572 million and operating margins increased by 2.7 percentage points to 9.9% compared with the same period of 2011. This was primarily due to higher new airplane deliveries and mix, which drove an increase in earnings of $564 million, and lower research and development cost of $243 million primarily due to lower spending on the 747-8 and 787-8 programs. This was partially offset by lower earnings of $235 million driven by higher fleet support costs, other costs associated with business growth and decreased earnings from commercial aviation services.

Backlog

The increase in contractual backlog during the three months ended March 31, 2012 was due to orders in excess of deliveries, partially reduced by changes in projected revenue escalation and cancellations of orders. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.

Accounting Quantity

The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 3/31/2012	737	747	767	777	787
Program accounting quantities	6,200	1,549	1,090	1,400	1,100
Undelivered units under firm orders	2,679	91	69	364	843
Cumulative firm orders	6,656	1,524	1,090	1,367	851

	Program
As of 12/31/2011	737	747	767	777	787
Program accounting quantities	6,200	1,549	1,084	1,350	1,100
Undelivered units under firm orders	2,365	97	72	380	857
Cumulative firm orders	6,243	1,524	1,086	1,363	860

737 Program As planned, production increased from 31.5 to 35 airplanes per month during the quarter. We continue to expect to increase 737 production to 38 airplanes per month beginning in 2013 and a further increase to 42 airplanes per month beginning in 2014. The majority of the 737 orders during the first quarter of 2012 related to the 737 MAX, the new engine variant of the 737. First delivery of the 737 MAX is expected in 2017.

747 Program First delivery of the 747-8 Intercontinental occurred in February 2012. We remain focused on incorporating changes identified during flight testing into completed airplanes, achieving a planned production rate increase from 1.5 to 2 airplanes per month in mid-2012, reducing out-of-sequence work and improving supply chain efficiency. We are also continuing to monitor cargo market conditions. If risks associated with these areas cannot be mitigated, the program could be impacted by customer claims, lower orders, supplier assertions and/or the recognition of an additional reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.

767 Program The accounting quantity for the 767 program increased by 6 units during the three months ended March 31, 2012 due to the program’s normal progress of obtaining additional orders and delivering airplanes.

777 Program The accounting quantity for the 777 program increased by 50 units during the three months ended March 31, 2012 due to the program’s normal progress of obtaining additional orders and delivering airplanes.

787 Program We continued to incorporate engineering and other design changes identified during flight testing on already completed aircraft. We expect that aircraft completed in our Everett facility through mid-year 2012 will also require change incorporation. However, we expect that these later airplanes will require significantly less change incorporation than airplanes completed prior to 2012. We remain focused on achieving planned increases in 787 production rates while continuing to satisfy customer mission and performance requirements. We also continue to monitor and address challenges associated with aircraft assembly, including management of our extended global supply chain, incorporation of design changes into aircraft in various stages of assembly, completion and integration of traveled work as well as weight and systems integration. During 2011 we increased the production rate to 2.5 per month at our Everett final assembly and started up the North Charleston final assembly line. During the first quarter of 2012 Everett final assembly began transitioning to a production rate of 3.5 per month. We currently expect to increase the production rate of 787 aircraft to 10 aircraft per month in final assembly by the end of 2013 with first deliveries occurring at that rate in early 2014. Our efforts to achieve planned production rate targets include improving the production system, coordinating rate increases with suppliers, increasing production rates in both Everett and North Charleston, and establishing transitional surge capacity at Everett. In addition, we continue to work with our customers and suppliers to assess the specific impacts of prior schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.

During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. We believe that the other three 787 flight test aircraft are commercially saleable and we continue to include costs related to those airplanes in program inventory at March 31, 2012. If we determine that one or more of the other aircraft cannot be sold, we may incur additional charges.

The accounting quantity of 1,100 units remains unchanged and represents approximately 10 years of production at planned production rates. The cumulative impacts of production challenges, change incorporation, schedule delays and customer and supplier impacts have created significant pressure on program profitability. As a result, we have recorded low margins on deliveries through March 31, 2012. If risks associated with change incorporation, planned production rate increases, or introducing the 787-9 derivative cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.

Additional Considerations

The 787 and 747-8 programs highlight the risks inherent in new airplane programs and new derivative airplanes, including, for example, development of the 787-9. In 2011 we launched a variant of the 737 that will feature new more fuel efficient engines—the 737 MAX. Costs related to development of new programs and derivative airplanes are expensed as incurred. Costs to produce new airplanes are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As technical or quality issues arise, such as issues experienced on the 787 and 747-8 programs, we may experience schedule delays and higher costs to complete new programs and derivative airplanes. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. There are other factors that could also result in lower margins or a material charge if a program has or is determined to have reach-forward losses. These include: changes to the program accounting quantity, customer and model mix, production costs and rates, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Defense, Space & Security

BDS Realignment

Effective January 1, 2012, certain programs were realigned between BDS segments. Business segment data for 2011 has been adjusted to reflect the realignment. See Note 15.

Operating Results

(Dollars in millions)	Three months ended March 31
	2012	2011
Revenues	$8,233	$7,617
Earnings from operations	$742	$671
Operating margins	9.0%	8.8%

(Dollars in millions)	March 31 2012	December 31 2011
Contractual backlog	$53,273	$46,354
Unobligated backlog	19,155	13,687

Revenues

BDS revenues for the three months ended March 31, 2012 increased by $616 million, an 8% increase from the same period in 2011. The increase was due to higher revenues of $916 million in the BMA segment and $251 million in the GS&S segment, partially offset by lower revenues of $551 million in the N&SS segment.

Earnings From Operations

BDS operating earnings for the three months ended March 31, 2012 increased by $71 million compared to the same period in 2011 and operating margins increased to 9.0%. Higher earnings of $71 million and $68 million in the GS&S and BMA segments were partially offset by lower earnings of $68 million in the N&SS segment.

Backlog

BDS total backlog increased 21% in 2012, from $60,041 million to $72,428 million, primarily due to F-15 and C-17 orders.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include P-8A Poseidon and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of our fixed-price development programs include Airborne Early Warning and Control (AEW&C), India P-8I, Saudi F-15, USAF KC-46A Tanker and commercial and military satellites.

Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the three months ending March 31, 2012 and 2011 cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $112 million and $53 million.

Boeing Military Aircraft

Operating Results

(Dollars in millions)	Three months ended March 31
	2012	2011
Revenues	$4,308	$3,392
Earnings from operations	$437	$369
Operating margins	10.1%	10.9%

(Dollars in millions)	March 31 2012	December 31 2011
Contractual backlog	$29,012	$24,085
Unobligated backlog	13,415	7,155

Revenues

BMA revenues for the three months ended March 31, 2012 increased by $916 million or 27% when compared with the same period in 2011. The increase was primarily due to higher F-15 program revenues of $895 million reflecting initial revenues on the contract for the Kingdom of Saudi Arabia. Revenue recognized on the contract in the first quarter of 2012 represented completion of certain non-recurring design and technical development efforts, including a significant amount of such work performed prior to contract award in March 2012. Revenue also increased due to higher deliveries of remanufactured Apaches of $108 million, milestone revenue of $107 million on the KC-46A Tanker program and $106 million related to the first delivery of the P-8A Poseidon program. This was partially offset by $231 million related to fewer deliveries of C-17 and KC-767 International Tankers and $74 million due to the winding down of the F-22 program.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Three months ended March 31
	2012	2011
F/A-18 Models	12	13
F-15E Eagle	5	4
C-17 Globemaster	2	3
CH-47 Chinook	10	7
P-8A	1
KC-767 International Tanker		1

Total new-build production aircraft	30	28

Earnings From Operations

BMA operating earnings for the three months ended March 31, 2012 increased by $68 million, an increase of 18% from the same period in 2011, primarily due to higher revenues, with higher earnings on the F-15 program more than offsetting lower earnings on the F-18 program.

Backlog

BMA total backlog was $42,427 million at March 31, 2012, an increase of 36% from December 31, 2011 primarily due to F-15 and C-17 orders.

Additional Considerations

AEW&C The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. A total of five Wedgetail aircraft have been delivered to Australia with initial customer acceptance. Four were delivered in 2010 and one in September 2011. The final Wedgetail aircraft is scheduled for delivery with initial customer acceptance in the second quarter of 2012. Final customer acceptance for all six Wedgetail aircraft is also scheduled to be completed during 2012. The Peace Eagle program, which consists of four aircraft, is scheduled to conclude its formal test phase in the second half of 2012. The first two of four Peace Eye aircraft were delivered to the Republic of Korea in 2011. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed, either of which could result in lower margins or additional material charges.

C-17 See the discussion of the C-17 program in Note 8 to our condensed consolidated financial statements.

Network & Space Systems

Operating Results

(Dollars in millions)	Three months ended March 31
	2012	2011
Revenues	$1,795	$2,346
Earnings from operations	$73	$141
Operating margins	4.1%	6.0%

(Dollars in millions)	March 31 2012	December 31 2011
Contractual backlog	$10,066	$9,024
Unobligated backlog	5,393	6,424

Revenues

N&SS revenues for the three months ended March 31, 2012 decreased by $551 million, a decrease of 23% compared with the same period in 2011. The decrease is attributable to $257 million of lower revenues on the Brigade Combat Team Modernization program which was terminated for convenience during 2011 and $133 million of lower sales of Delta inventory to United Launch Alliance (ULA) primarily due to timing of launches. In addition, lower revenues on the Ground-based Midcourse Defense program and the conclusion of the Space Shuttle program reduced revenues by a total of $108 million.

Earnings From Operations

N&SS operating earnings for the three months ended March 31, 2012 decreased by $68 million, a 48% decrease compared with the same period in 2011. The decrease in earnings is due to lower revenues, lower earnings on a civil satellite program and lower earnings related to a contract adjustment on the Family of Beyond Line-of-Sight Terminals program. Operating earnings include equity earnings from the ULA and United Space Alliance joint ventures of $29 million and $40 million for the three months ended March 31, 2012 and 2011.

Backlog

N&SS total backlog was $15,459 million at March 31, 2012 largely unchanged from December 31, 2011.

Additional Considerations

United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 4, 8 and 9 of our condensed consolidated financial statements.

Sea Launch See the discussion of the Sea Launch receivables in Note 7 to our condensed consolidated financial statements.

Satellites See the discussions of Boeing Satellite Systems International, Inc. in Note 14 to our condensed consolidated financial statements.

Global Services & Support

Operating Results

	0000	0000
(Dollars in millions)	Three months ended March 31
	2012	2011
Revenues	$2,130	$1,879
Earnings from operations	$232	$161
Operating margins	10.9%	8.6%

	0000	0000
(Dollars in millions)	March 31 2012	December 31 2011
Contractual backlog	$14,195	$13,245
Unobligated backlog	347	108

Revenues

GS&S revenues for the three months ended March 31, 2012 increased by $251 million, a 13% increase compared with the same period in 2011. The increase was primarily due to higher volume in several Integrated Logistics (IL) programs, including contracts to support Chinook, F-15 and C-17 aircraft.

Earnings From Operations

GS&S operating earnings for the three months ended March 31, 2012 increased by $71 million, a 44% increase when compared with the same period in 2011 due to higher revenues and favorable margins on several IL programs.

Backlog

GS&S total backlog was $14,542 million at March 31, 2012, an increase of 9% from December  31, 2011 primarily due to F-15 support contract awards.

Boeing Capital

Operating Results

(Dollars in millions)	Three months ended March 31
	2012	2011
Revenues	$125	$143
Earnings from operations	$38	$52
Operating margins	30%	36%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the three months ended March 31, 2012 decreased by $18 million compared with the same period in 2011 primarily due to reductions in the customer financing and investment portfolio combined with lease restructuring, partially offset by higher other income.

Earnings From Operations

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the three months ended March 31, 2012 decreased by $14 million compared with the same period in 2011 primarily due to lower revenues.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2012	December 31 2011
BCC customer financing and investment portfolio	$4,174	$4,315
Valuation allowance as a % of total receivables	2.2%	2.3%
Debt	$2,622	$3,400
Debt-to-equity ratio	5.1-to-1	6.3-to-1

BCC’s customer financing and investment portfolio at March 31, 2012 decreased from December 31, 2011 due to normal portfolio run-off and asset sales. At March 31, 2012 and December 31, 2011, BCC had $510 million and $521 million of assets that were held for sale or re-lease, of which $402 million and $476 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $89 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.

BCC enters into certain transactions with the Other segment in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Bankruptcies

On November 29, 2011, American Airlines, Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. At March 31, 2012 American Airlines accounted for $625 million of our customer financing portfolio, including $322 million recorded by BCC. American Airlines has not rejected any of the leases related to our aircraft. We believe that our customer financing receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy for potential impacts on our business.

Restructurings and Restructuring Requests

From time to time, certain customers have requested a restructuring of their transactions with BCC. Since December 31, 2011, BCC has not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.

Other Segment

(Dollars in millions)	Three months ended March 31
	2012	2011
Revenues	$24	$36
Loss from operations	(79)	(22)

Other segment losses for three months ended March 31, 2012 increased by $57 million compared with the same period in 2011 partially due to higher asset impairment expense.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2012	2011
Net earnings	$923	$586
Non-cash items	624	524
Changes in working capital	(710)	(2,063)

Net cash provided/(used) by operating activities	837	(953)
Net cash (used)/provided by investing activities	(3,003)	2,707
Net cash used by financing activities	(1,187)	(1,468)
Effect of exchange rate changes on cash and cash equivalents	22	25

Net (decrease)/increase in cash and cash equivalents	(3,331)	311
Cash and cash equivalents at beginning of year	10,049	5,359

Cash and cash equivalents at end of period	$6,718	$5,670

Operating Activities Net cash provided by operating activities was $837 million during the three months ended March 31, 2012, an increase of $1,790 million compared with the same period in 2011 primarily due to higher earnings and lower working capital growth as continued growth in inventory was partially offset by increases in advances and progress payments. The increase in inventory was driven by higher investments in commercial airplane program inventory, specifically 787 inventory. We expect inventory to grow at a lower rate throughout 2012 as additional deliveries offset the ramp up of commercial airplane production and as design changes are incorporated into completed 747 and 787 airplanes.

Investing Activities Cash used by investing activities totaled $3,003 million during the three months ended March 31, 2012 compared with $2,707 million provided during the same period in 2011, largely due to changes in investments which primarily consist of time deposits. Net contributions to investments were $2,583 million in the first quarter of 2012 compared with net proceeds from investments of $3,057 million in the comparable period in 2011. We expect capital expenditures to be higher in 2012 due to continued investment to ramp up commercial production rates.

Financing Activities Cash used by financing activities was $1,187 million during the three months ended March 31, 2012, a decrease of $281 million compared with the same period in 2011 as a result of reduced repayments of distribution rights financing of $320 million.

During the three months ended March 31, 2012, we repaid $811 million of debt, including repayments of $774 million of debt held at BCC. At March 31, 2012, the recorded balance of debt was $11,624 million of which $2,807 million was classified as short-term. This includes $2,622 million of debt recorded at BCC, of which $708 million was classified as short-term.

During the three months ended March 31, 2012, we had 848,108 shares transferred to us from employees for tax withholding and did not repurchase any shares through our open market share repurchase program.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. At March 31, 2012, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $4,600 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support possible commercial paper borrowings.

Financing commitments totaled $19,607 million and $15,866 million at March 31, 2012 and December 31, 2011. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. The bank’s charter is set to expire on May 31, 2012 and its authorized funding limit may be reached prior to that date. If the bank’s charter is not renewed or if the bank’s existing or future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers.

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

At March 31, 2012, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). Our substantial borrowing capacity is not impacted by existing covenants.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 9 to our condensed consolidated financial statements.

Contingent Obligations

We have significant contingent obligations that arise in the ordinary course of business, which include the following:

Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 14 to our condensed consolidated financial statements, including our contesting the default termination of the contract for A-12 aircraft, certain employment, labor and benefits litigation, litigation/arbitration involving Boeing Satellite Systems International, Inc. programs and civil securities litigation relating to disclosures concerning the 787 program.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $758 million at March 31, 2012. For additional information, see Note 8 to our condensed consolidated financial statements.

Income Taxes We have recorded a liability of $966 million at March 31, 2012 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2011.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 14 to our condensed consolidated financial statements, which is hereby incorporated by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December  31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended March 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
1/1/2012 thru 1/31/2012	67,878	$74.56		$3,610
2/1/2012 thru 2/29/2012	765,116	75.64		3,610
3/1/2012 thru 3/31/2012	16,560	74.68		3,610

Total	849,554	$75.54

(1)

We purchased an aggregate of 848,108 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. In addition, we purchased an aggregate of 1,446 shares in swap transactions.

(2)

On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not	applicable.

Item 5. Other Information

Not	applicable.

Item 6. Exhibits

(10)	Form of Notice of Terms of Restricted Stock Units (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2012).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31)(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 25, 2012	/S/ DIANA L. SANDS
(Date)	Diana L. Sands Vice President of Finance & Corporate Controller