Form 10-Q
period 2012-06-30
BOEING CO
filed 2012-07-25
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 18, 2012, there were 751,797,604 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2012

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Sales of products	$34,026	$25,534	$17,341	$13,640
Sales of services	5,362	5,919	2,664	2,903
Total revenues	39,388	31,453	20,005	16,543

Cost of products	(28,420)	(20,329)	(14,759)	(10,823)
Cost of services	(4,342)	(4,858)	(1,962)	(2,348)
Boeing Capital interest expense	(47)	(62)	(19)	(29)
Total costs and expenses	(32,809)	(25,249)	(16,740)	(13,200)
	6,579	6,204	3,265	3,343
Income from operating investments, net	91	150	45	88
General and administrative expense	(1,858)	(1,736)	(903)	(870)
Research and development expense, net	(1,692)	(2,104)	(857)	(1,047)
(Loss)/gain on dispositions, net	(2)	20	(2)	20
Earnings from operations	3,118	2,534	1,548	1,534
Other income, net	22	27	10	14
Interest and debt expense	(231)	(253)	(112)	(123)
Earnings before income taxes	2,909	2,308	1,446	1,425
Income tax expense	(1,018)	(778)	(479)	(483)
Net earnings from continuing operations	1,891	1,530	967	942
Net loss on disposal of discontinued operations, net of taxes of $1, $1, $0 and $0	(1)	(3)		(1)
Net earnings	$1,890	$1,527	$967	$941
Basic earnings per share from continuing operations	$2.51	$2.06	$1.28	$1.27
Net loss on disposal of discontinued operations, net of taxes
Basic earnings per share	$2.51	$2.06	$1.28	$1.27
Diluted earnings per share from continuing operations	$2.49	$2.04	$1.27	$1.25
Net loss on disposal of discontinued operations, net of taxes
Diluted earnings per share	$2.49	$2.04	$1.27	$1.25
Cash dividends paid per share	$0.88	$0.84	$0.44	$0.42
Weighted average diluted shares (millions)	760.7	750.8	762.0	752.6

Comprehensive income	$2,575	$2,185	$1,246	$1,243
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2012	December 31 2011
Assets
Cash and cash equivalents	$6,305	$10,049
Short-term and other investments	4,002	1,223
Accounts receivable, net	5,894	5,793
Current portion of customer financing, net	344	476
Deferred income taxes	30	29
Inventories, net of advances and progress billings	35,033	32,240
Total current assets	51,608	49,810
Customer financing, net	4,068	4,296
Property, plant and equipment, net of accumulated depreciation of $14,385 and $13,993	9,453	9,313
Goodwill	4,955	4,945
Acquired intangible assets, net	2,980	3,044
Deferred income taxes	5,781	5,892
Investments	1,004	1,043
Other assets, net of accumulated amortization of $440 and $717	1,746	1,643
Total assets	$81,595	$79,986
Liabilities and equity
Accounts payable	$9,273	$8,406
Accrued liabilities	11,699	12,239
Advances and billings in excess of related costs	15,344	15,496
Deferred income taxes and income taxes payable	3,668	2,780
Short-term debt and current portion of long-term debt	2,466	2,353
Total current liabilities	42,450	41,274
Accrued retiree health care	7,478	7,520
Accrued pension plan liability, net	16,164	16,537
Non-current income taxes payable	226	122
Other long-term liabilities	650	907
Long-term debt	8,735	10,018
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,018	4,033
Treasury stock, at cost – 260,913,450 and 267,556,388 shares	(16,202)	(16,603)
Retained earnings	28,743	27,524
Accumulated other comprehensive loss	(15,816)	(16,500)
Total shareholders’ equity	5,804	3,515
Noncontrolling interest	88	93
Total equity	5,892	3,608
Total liabilities and equity	$81,595	$79,986
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2012	2011
Cash flows – operating activities:
Net earnings	$1,890	$1,527
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	99	96
Depreciation and amortization	848	816
Investment/asset impairment charges, net	45	16
Customer financing valuation provision	(1)	(65)
Loss on disposal of discontinued operations	2	4
Loss/(gain) on dispositions, net	2	(20)
Other charges and credits, net	361	223
Excess tax benefits from share-based payment arrangements	(39)	(32)
Changes in assets and liabilities –
Accounts receivable	(310)	(747)
Inventories, net of advances and progress billings	(2,737)	(4,889)
Accounts payable	742	1,134
Accrued liabilities	(594)	(268)
Advances and billings in excess of related costs	(152)	626
Income taxes receivable, payable and deferred	705	685
Other long-term liabilities	(15)	54
Pension and other postretirement plans	686	1,199
Customer financing, net	216	210
Other	(3)	74
Net cash provided by operating activities	1,745	643
Cash flows – investing activities:
Property, plant and equipment additions	(780)	(762)
Property, plant and equipment reductions	16	19
Acquisitions, net of cash acquired	(18)	(16)
Contributions to investments	(6,396)	(4,454)
Proceeds from investments	3,596	5,902
Receipt of economic development program funds		69
Purchase of distribution rights	(6)
Net cash (used)/provided by investing activities	(3,588)	758
Cash flows – financing activities:
New borrowings	24	36
Debt repayments	(1,233)	(851)
Repayments of distribution rights financing	(72)	(406)
Stock options exercised, other	71	80
Excess tax benefits from share-based payment arrangements	39	32
Employee taxes on certain share-based payment arrangements	(68)	(18)
Dividends paid	(658)	(620)
Net cash used by financing activities	(1,897)	(1,747)
Effect of exchange rate changes on cash and cash equivalents	(4)	37
Net decrease in cash and cash equivalents	(3,744)	(309)
Cash and cash equivalents at beginning of year	$10,049	$5,359
Cash and cash equivalents at end of period	$6,305	$5,050
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2011	$5,061	$3,866	($17,187)	$24,784	($13,758)	$96	$2,862
Net earnings				1,527		(5)	1,522
Unrealized gain on derivative instruments, net of tax of ($26)					45		45
Unrealized loss on certain investments, net of tax of $1					(2)		(2)
Reclassification adjustment for gains realized in net earnings, net of tax					(1)		(1)
Currency translation adjustment					99		99
Postretirement liability adjustment, net of tax of ($303)					522		522
Comprehensive income							2,185
Share-based compensation and related dividend equivalents		102		(8)			94
Excess tax pools		17					17
Treasury shares issued for stock options exercised, net		(28)	110				82
Treasury shares issued for other share-based plans, net		(44)	34				(10)
Treasury shares issued for 401(k) contribution		32	184				216
Cash dividends declared ($0.84 per share)				(622)			(622)
Balance June 30, 2011	$5,061	$3,945	($16,859)	$25,681	($13,095)	$91	$4,824

Balance January 1, 2012	$5,061	$4,033	($16,603)	$27,524	($16,500)	$93	$3,608
Net earnings				1,890		1	1,891
Unrealized loss on derivative instruments, net of tax of $7					(12)		(12)
Reclassification adjustment for losses realized in net earnings, net of tax ($5)					8		8
Currency translation adjustment					(10)		(10)
Postretirement liability adjustment, net of tax of ($402)					698		698
Comprehensive income							2,575
Share-based compensation and related dividend equivalents		106		(10)			96
Excess tax pools		39					39
Treasury shares issued for stock options exercised, net		(31)	104				73
Treasury shares issued for other share-based plans, net		(166)	104				(62)
Treasury shares issued for 401(k) contribution		37	193				230
Cash dividends declared ($0.88 per share)				(661)			(661)
Changes in non-controlling interest						(6)	(6)
Balance June 30, 2012	$5,061	$4,018	($16,202)	$28,743	($15,816)	$88	$5,892
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Revenues:
Commercial Airplanes	$22,780	$15,961	$11,843	$8,843
Defense, Space & Security:
Boeing Military Aircraft	8,438	7,034	4,130	3,642
Network & Space Systems	3,682	4,424	1,887	2,078
Global Services & Support	4,305	3,847	2,175	1,968
Total Defense, Space & Security	16,425	15,305	8,192	7,688
Boeing Capital	224	290	99	147
Other segment	66	74	42	38
Unallocated items and eliminations	(107)	(177)	(171)	(173)
Total revenues	$39,388	$31,453	$20,005	$16,543
Earnings from operations:
Commercial Airplanes	$2,292	$1,429	$1,211	$920
Defense, Space & Security:
Boeing Military Aircraft	800	755	363	386
Network & Space Systems	199	333	126	192
Global Services & Support	491	381	259	220
Total Defense, Space & Security	1,490	1,469	748	798
Boeing Capital	69	114	31	62
Other segment	(129)	(80)	(50)	(58)
Unallocated items and eliminations	(604)	(398)	(392)	(188)
Earnings from operations	3,118	2,534	1,548	1,534
Other income, net	22	27	10	14
Interest and debt expense	(231)	(253)	(112)	(123)
Earnings before income taxes	2,909	2,308	1,446	1,425
Income tax expense	(1,018)	(778)	(479)	(483)
Net earnings from continuing operations	1,891	1,530	967	942
Net loss on disposal of discontinued operations, net of taxes of $1, $1, $0 and $0	(1)	(3)		(1)
Net earnings	$1,890	$1,527	$967	$941
Research and development expense, net:
Commercial Airplanes	$1,104	$1,558	$560	$771
Defense, Space & Security:
Boeing Military Aircraft	289	250	144	125
Network & Space Systems	219	217	112	110
Global Services & Support	54	56	25	27
Total Defense, Space & Security	562	523	281	262
Other	26	23	16	14
Total research and development expense, net	$1,692	$2,104	$857	$1,047
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 16 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2011 Annual Report on Form 10-K.
Use of Estimates
Management makes assumptions and estimates to prepare financial statements in conformity with accounting principles generally accepted in the United States of America. Those assumptions and estimates directly affect the amounts reported in the condensed consolidated financial statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are disclosed in these Notes to the Condensed Consolidated Financial Statements.
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the six and three months ended June 30, 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $234 and $122 and earnings per share by $0.20 and $0.11. For the six and three months ended June 30, 2011, net favorable cumulative catch-up adjustments, including reach-forward losses, increased operating earnings by $153 and $100 and earnings per share by $0.14 and $0.09.
Note 2 – Earnings Per Share
The weighted-average number of shares outstanding used to compute earnings per share were as follows:

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Weighted average shares outstanding	751.8	741.7	753.5	743.0
Participating securities	2.4	2.5	2.4	2.5
Basic weighted average shares outstanding	754.2	744.2	755.9	745.5
Dilutive potential common shares	6.5	6.6	6.1	7.1
Diluted weighted average shares outstanding	760.7	750.8	762.0	752.6
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

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Stock options	22.1	19.4	25.6	15.7
Performance Awards	4.5	4.1	4.5	4.1
Note 3 – Income Taxes
Our effective income tax rates were 35.0% and 33.1% for the six and three months ended June 30, 2012 and 33.7% and 33.9% for the same periods in the prior year. The effective tax rate for the six months ended June 30, 2012 is higher than the comparable prior year period primarily due to U.S. research and development tax credits that existed in 2011, but do not exist in 2012. The effective tax rate for the three months ended June 30, 2012 is lower than the comparable prior year period primarily due to discrete tax adjustments partially offset by research and development benefits that existed in 2011, but do not exist in 2012. If Congress extends the research and development credit there will be a favorable impact on our 2012 effective income tax rate.
During the first quarter of 2012 we filed an appeal with the IRS for the 2007-2008 tax years. The 2009-2010 IRS audit began in the second quarter of 2012. We are also subject to examination in major state and international jurisdictions for the 2001-2011 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 4 – Accounts Receivable
Accounts receivable as of June 30, 2012, includes $116 of unbillable receivables on a long-term contract with LightSquared, LLC (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing's possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. As a result, we do not expect to incur any losses related to these receivables in connection with the LightSquared bankruptcy.
Note 5 – Inventories
Inventories consisted of the following:

	June 30 2012	December 31 2011
Long-term contracts in progress	$14,553	$13,587
Commercial aircraft programs	38,592	35,080
Commercial spare parts, used aircraft, general stock materials and other	6,749	7,832
Inventory before advances and progress billings	59,894	56,499
Less advances and progress billings	(24,861)	(24,259)
Total	$35,033	$32,240
Long-Term Contracts in Progress
Long-term contracts in progress included Delta launch program inventory that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At June 30, 2012 and December 31, 2011, the inventory balance was $965 and $1,085. At June 30, 2012, $571 of this inventory related to unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $50. See Note 10.

Inventory balances included $237 and $236 subject to claims or other uncertainties relating to the A-12 program at June 30, 2012 and December 31, 2011. See Note 15.
Capitalized precontract costs of $236 and $1,728 at June 30, 2012 and December 31, 2011, are included in inventories.
Commercial Aircraft Programs
At June 30, 2012 and December 31, 2011, commercial aircraft programs inventory included the following amounts related to the 787 program: $19,494 and $16,098 of work in process (including deferred production costs of $13,184 and $10,753), $1,852 and $1,770 of supplier advances, and $2,145 and $1,914 of unamortized tooling and other non-recurring costs. At June 30, 2012, $10,925 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $4,404 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At June 30, 2012 and December 31, 2011, commercial aircraft programs inventory included the following amounts related to the 747 program: $765 and $448 of deferred production costs, net of previously recorded reach-forward losses, and $778 and $852 of unamortized tooling. At June 30, 2012, $916 of 747 deferred production costs and unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $627 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,776 and $2,564 at June 30, 2012 and December 31, 2011.
Note 6 – Customer Financing
Customer financing consisted of the following:

	June 30 2012	December 31 2011
Financing receivables:
Investment in sales-type/finance leases	$1,919	$2,037
Notes	678	814
Operating lease equipment, at cost, less accumulated depreciation of $641 and $765	1,884	1,991
Gross customer financing	4,481	4,842
Less allowance for losses on receivables	(69)	(70)
Total	$4,412	$4,772
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At June 30, 2012 and December 31, 2011, we individually evaluated for impairment customer financing receivables of $678 and $854. At June 30, 2012 and December 31, 2011, $460 and $485 was determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceed the carrying values of the receivables.
The adequacy of the allowance for losses estimate is assessed quarterly. Three primary factors influencing the level of our allowance for losses on customer financing receivables are customer credit ratings, default rates and collateral values. We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon publicly available information and information obtained directly from our customers. Our rating categories are comparable to those used by the major credit rating agencies.

Our financing receivable balances by internal credit rating category are shown below:

Rating categories	June 30 2012	December 31 2011
A	$34
BBB	1,239	$1,316
BB	61	67
B	58	103
CCC	523	512
D	587	653
Other	95	200
Total carrying value of financing receivables	$2,597	$2,851
At June 30, 2012, our allowance primarily related to receivables with ratings of CCC and we applied default rates that averaged 45% to the exposure associated with those receivables.
In the fourth quarter of 2011, American Airlines Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. We believe that our customer financing receivables from American Airlines of $583 are sufficiently collateralized such that we do not expect to incur losses related to those receivables and have not recorded an allowance for losses as of June 30, 2012 as a result of the bankruptcy.
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

	June 30 2012	December 31 2011
717 Aircraft ($474 and $480 accounted for as operating leases) (1)	$1,855	$1,906
757 Aircraft ($476 and $451 accounted for as operating leases) (1)	606	631
MD-80 Aircraft ($0 and $0 accounted for as operating leases) (1) (2)	460	485
737 Aircraft ($224 and $242 accounted for as operating leases)	361	394
MD-11 Aircraft ($300 and $321 accounted for as operating leases) (1)	300	321
767 Aircraft ($98 and $103 accounted for as operating leases)	265	307

(1)	Out-of-production aircraft

(2)	Disclosure omitted from 2011 financial statements

Note 7 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2012	December 31 2011
Time deposits	$3,915	$1,134
Pledged money market funds (1)	56	56
Available-for-sale investments	8	10
Equity method investments	963	1,003
Restricted cash (2)	29	31
Other investments	35	32
Total	$5,006	$2,266

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

(2)	Restricted to pay group term life insurance premiums for certain employees and certain claims related to workers' compensation.
Note 8 – Other Assets
Sea Launch
At June 30, 2012 and December 31, 2011, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. The Ukrainian partners responded to our appeal on June 30, 2012 and the Russian partner responded on July 3, 2012. No legal proceedings have commenced against the partners on the partner loans. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional pre-tax charges of up to $356.

Note 9 – Commitments and Contingencies
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $20,267 and $15,866 at June 30, 2012 and December 31, 2011. The estimated earliest potential funding dates for these commitments at June 30, 2012 are as follows:

Total
July through December 2012	$911
2013	1,299
2014	2,490
2015	3,813
2016	3,408
Thereafter	8,346
$20,267
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $5,036 and $6,199 at June 30, 2012 and December 31, 2011.
Commercial Aircraft Commitments
In conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft), we have entered into trade-in commitments with certain customers that give them the right to trade in used aircraft at a specified price upon the purchase of Sale Aircraft. The total contractual trade-in value was $769 and $273 at June 30, 2012 and December 31, 2011. We anticipate that a significant portion of these commitments will be exercised by customers.
The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is assessed quarterly, or as events trigger a change, and takes into consideration the current economic and airline industry environments. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The fair value of trade-in aircraft related to probable contractual trade-in commitments was $92 and $27 at June 30, 2012 and December 31, 2011. Trade-in commitment agreements have expiration dates from 2012 through 2023.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $403 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.
Product Warranties
The following table summarizes product warranty activity recorded during the six months ended June 30, 2012 and 2011.

	2012	2011
Beginning balance – January 1	$1,046	$1,076
Additions for current year deliveries	212	69
Reductions for payments made	(137)	(123)
Changes in estimates	86	8
Ending balance – June 30	$1,207	$1,030

Environmental
The following table summarizes environmental remediation activity during the six months ended June 30, 2012 and 2011.

	2012	2011
Beginning balance – January 1	$758	$721
Reductions for payments made	(33)	(32)
Changes in estimates	45	99
Ending balance – June 30	$770	$788
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2012 and December 31, 2011, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $966 and $1,003.
C-17
At June 30, 2012, our backlog included 7 C-17 aircraft under contract with the U.S. Air Force (USAF) and international orders for 13 C-17 aircraft. We are currently producing C-17 aircraft at a rate of 10 per year. Should additional orders not materialize, it is reasonably possible that we will decide in 2013 to end production of the C-17 at a future date. We are still evaluating the full financial impact of a potential production shut-down, including additional pension curtailment charges, and any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract. At June 30, 2012, we had approximately $80 of inventory expenditures and potential termination liabilities to suppliers primarily associated with two unsold aircraft.
U.S. Government Defense Budget/Sequestration
In August 2011, the Budget Control Act (the Act) reduced the United States Department of Defense (U.S. DoD) top line budget by approximately $490 billion over 10 years starting in 2013. In addition, barring Congressional action, further budget cuts (or sequestration) as outlined in the Act will be implemented starting in January 2013. Sequestration would lead to additional reductions of approximately $500 billion from the Pentagon's top line budget over the next decade, resulting in aggregate reductions of about $1 trillion over 10 years. In June 2012, the Office of Management and Budget announced that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds will also be included in aggregate reductions. The U.S. DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. Any reduction in levels of U.S. DoD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a material impact on the operating results of our BDS business. While U.S. DoD would sustain the bulk of sequestration cuts affecting the Company, civil programs and agencies would be significantly impacted as well.
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

Commercial Airplane Development Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 787 and 747-8, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure, and research and development. Changes to cost and revenue estimates could also result in lower margins or a material charge for reach-forward losses during the next 12 months.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Contingent repurchase commitments	$3,249	$3,290	$3,249	$3,290	$7	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	215	215
Contract pricing	261	261			7	7
Other Delta contracts	156	137			8	8
Other indemnifications	147	212			43	51
Credit guarantees	13	17	4	12	2	2
Residual value guarantees	16	29	13	21	2	6
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
Indemnifications to ULA In 2008, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,221 of inventory that was contributed by us. ULA has made advance payments of $840 to us and we have recorded revenues and cost of sales of $717 under the inventory supply agreement through June 30, 2012. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $50.
In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. The DCMA has not yet issued a final decision related to the recoverability of the $114. ULA and Boeing believe that all costs are recoverable. In November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA's certified claim in May 2012. On June 14, 2012, Boeing and ULA filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.

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
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At June 30, 2012 and December 31, 2011, our maximum future cash exposure to losses associated with the loss sharing arrangement was $147 and $212 and our accrued liability under the loss sharing arrangement was $43 and $51.
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

Note 11 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2012	2011	2012	2011
Service cost	$822	$702	$411	$350
Interest cost	1,502	1,559	751	780
Expected return on plan assets	(1,916)	(1,870)	(958)	(935)
Amortization of prior service costs	112	121	56	59
Recognized net actuarial loss	968	628	484	314
Settlement and curtailment loss	10	55	3	11
Net periodic benefit cost	$1,498	$1,195	$747	$579
Net periodic benefit cost included in Earnings from operations	$1,248	$915	$593	$389

	Six months ended June 30		Three months ended June 30
Other Postretirement Benefit Plans	2012	2011	2012	2011
Service cost	$72	$72	$36	$36
Interest cost	158	206	79	103
Expected return on plan assets	(4)	(2)	(2)	(1)
Amortization of prior service costs	(98)	(48)	(49)	(24)
Recognized net actuarial loss	60	66	30	33
Settlement and curtailment loss	(2)
Net periodic benefit cost	$186	$294	$94	$147
Net periodic benefit cost included in Earnings from operations	$282	$280	$133	$118
A portion of net periodic benefit cost is allocated to production as product costs and may remain in inventory at the end of the reporting period.
During the six months ended June 30, 2012 and 2011, we made discretionary pension contributions of $763 and $0. During the six months ended June 30, 2012 and 2011, we made contributions to our other postretirement benefit plans of $8 in both periods.
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
Performance Awards
On February 27, 2012, we granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2014. The minimum payout amount is $0 and the maximum payout is $274.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2012	December 31 2011	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,332	$2,536	$173	$185	($33)	($33)
Interest rate contracts	388	388	30	29
Commodity contracts	65	102			(97)	(112)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	516	605		2	(61)	(47)
Commodity contracts	13				(7)
Total derivatives	3,314	3,631	203	216	(198)	(192)
Netting arrangements			(74)	(61)	74	61
Net recorded balance			$129	$155	($124)	($131)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on other comprehensive loss and Net earnings were as follows:

	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts	($1)	$59	($33)	$23
Commodity contracts	(11)	(14)	3	(5)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	10	14	3	9
Commodity contracts	(18)	(13)	(11)	(7)
Forward points recognized in Other income/(expense), net:
Foreign exchange contracts	12	6	16
Undesignated derivatives recognized in Other income/(expense), net:
Foreign exchange contracts	(10)	11	(14)	(3)
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $28 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income/(expense) was insignificant for the six and three months ended June 30, 2012 and 2011.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility, expiring November 2016. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2012 was $11. At June 30, 2012, there was no collateral posted related to our derivatives.
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

	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$2,241	$2,241			$3,104	$3,104
Available-for-sale investments	8	4		$4	10	5		$5
Derivatives	129		$129		155		$155
Total assets	$2,378	$2,245	$129	$4	$3,269	$3,109	$155	$5
Liabilities
Derivatives	($124)		($124)		($131)		($131)
Total liabilities	($124)		($124)		($131)		($131)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the six months ended June 30 and the fair value and asset classification of the related assets as of the impairment date:

	2012		2011
	Fair Value	Total Losses	Fair Value	Total Losses
Equipment under operating leases & Assets held for sale or re-lease	$25	($31)	$64	($15)
Property, plant and equipment	18	(5)
Acquired intangible assets			8	(1)
Total	$43	($36)	$72	($16)
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
Property, plant and equipment and Acquired intangible assets were valued using an income approach based on the discounted cash flows associated with the underlying assets.
For Level 3 assets that were measured at fair value on a non-recurring basis during the six months ended June 30, 2012, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Equipment under operating leases & Assets held for sale or re-lease	$25	Market approach	Aircraft value publications	$24 - $53(1) Median $35
			Aircraft condition adjustments	($10) - $0(2) Net ($10)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2012					December 31, 2011
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Total Fair Value
Assets
Accounts receivable, net	$5,894	$5,919		$5,919		$5,793	$5,690
Notes receivable, net	656	711		711		792	836
Liabilities
Debt, excluding capital lease obligations	(10,994)	(13,111)		(13,042)	($69)	(12,136)	(14,099)
Accounts payable	(9,273)	(9,264)		(9,264)		(8,406)	(8,396)
Residual value and credit guarantees	(4)	(3)			(3)	(8)	(9)
Contingent repurchase commitments	(7)	(10)			(10)	(7)	(4)
The fair values of Accounts receivable and Accounts payable are based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated using discounted cash flow analysis with interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair value of our debt classified as Level 3 is based on the median of the underlying collateral value as described above. The fair values of the residual value guarantees and contingent repurchase commitments are determined using a Black Futures Options formula and include such assumptions as the expected value of the aircraft on the settlement date, volatility of aircraft prices, time until settlement and the risk free discount rate. The fair value of the credit guarantees is estimated based on the expected cash flows of those commitments, given the creditor’s probability of default, and discounted using the risk free rate. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2012 and December 31, 2011. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 15 – Legal Proceedings
On June 25, 2012, Boeing Satellite Systems International, Inc. (BSSI) and Boeing entered into a settlement agreement with ICO Global Communications (Operations), Ltd. and others (ICO) with respect to litigation initiated in 2004 in connection with satellite and launch contracts.  On April 13, 2012, the California Court of Appeal directed that judgment be entered for BSSI and Boeing on all claims.  In connection with the settlement agreement, ICO withdrew its petition with the California Supreme Court seeking review of the Court of Appeal's decision.
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
The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2012, inventories included approximately $587 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.
On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to the trial court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. On May 23, 2011, the U.S. Supreme Court vacated the decision of the Court of Appeals upholding the default termination, and remanded the case to the Court of Appeals. On July 7, 2011, the Court of Appeals remanded the case to the trial court for additional factual determinations. On July 3, 2012, the trial court set a briefing schedule, which, absent extensions, we expect to be completed in March 2013. On December 29, 2009, the Navy sent letters to the Team requesting payment of $1,352 in unliquidated progress payments, plus applicable interest. On November 15, 2011, the Navy sent a letter confirming that it would not pursue payment from the Team pending all trial court and appellate proceedings adjudicating the issues remanded by the Supreme Court.
We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2012. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If after all legal proceedings are concluded, the court determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $237 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,575). In that event, our loss would total approximately $1,735 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,182, including interest from June 26, 1991.
Employment, Labor and Benefits Litigation
We have been named as a defendant in two pending class action lawsuits filed in the U.S. District Court for the District of Kansas, each related to the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit). The first action involves allegations that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated ERISA, violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. During the second quarter of 2010, the court granted summary judgment in favor of Boeing and Spirit on all class action claims. Following certain procedural motions, plaintiffs filed a notice of appeal to the Tenth Circuit Court of Appeals on August 10, 2011, and are seeking to stay all remaining individual claims in the district court pending resolution of the appeal. Plaintiffs’ appellate brief was filed on November 14, 2011. Boeing’s appellate brief was filed on January 20, 2012. Oral argument was held on May 10, 2012.
The second action, initiated in 2007, alleges collective bargaining agreement breaches and ERISA violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. Written discovery closed by joint stipulation of the parties on June 6, 2011. Depositions concluded on August 18, 2011. Plaintiffs’ partial motion for summary judgment was filed on December 9, 2011. Boeing’s opposition and dispositive motions were filed on February 10, 2012. All briefing was completed on June 4, 2012. Spirit has agreed to indemnify Boeing for any and all losses in the first action, with the exception of claims arising from employment actions prior to January 1, 2005. While Spirit has acknowledged a limited indemnification obligation in the second action, we believe that Spirit is obligated to indemnify Boeing for any and all losses in the second action. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.
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
Civil Securities Litigation
On November 13, 2009, plaintiff shareholders filed a putative securities fraud class action against The Boeing Company and two of our senior executives in federal district court in Chicago. This lawsuit arose from our June 2009 announcement that the first flight of the 787 Dreamliner would be postponed due to a need to reinforce an area within the side-of-body section of the aircraft. Plaintiffs contended that we were aware before June 2009 that the first flight could not take place as scheduled due to issues with the side-of-body section of the aircraft, and that our determination not to announce this delay earlier resulted in an artificial inflation of our stock price for a multi-week period in May and June 2009. On March 7, 2011, the Court dismissed the complaint with prejudice. On March 19, 2012, the Court denied the plaintiffs’ request to reconsider that order. On April 12, 2012, plaintiffs filed a Notice of Appeal, and on April 25, 2012, Boeing filed a Notice of Cross-Appeal based on the district court's failure to award sanctions against the plaintiffs. No briefing schedule has been set yet.

In addition, plaintiff shareholders have filed three similar shareholder derivative lawsuits concerning the flight schedule for the 787 Dreamliner that closely track the allegations in the putative class action lawsuit. Two of the suits were filed in Illinois state court and have been consolidated. The remaining derivative suit was filed in federal district court in Chicago. Following the March 2012 decision confirming the dismissal of the class action complaint, the plaintiffs in these derivative lawsuits agreed to voluntarily dismiss their lawsuits without prejudice. Plaintiff in the federal case filed a Notice of Voluntary Dismissal on June 26, 2012, and the court dismissed the case on June 28, 2012. Plaintiffs in the consolidated state case filed a Notice of Voluntary Dismissal on July 3, 2012, and we expect that case to be dismissed shortly.
Note 16 – Segment Information
Effective January 1, 2012, certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.
Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. See page 5 for a Summary of Business Segment Data, which is an integral part of this note.
Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Commercial Airplanes	$344	$368	$216	$179
Boeing Capital	27	34	15	18
Total	$371	$402	$231	$197
Unallocated items and eliminations includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America in the consolidated financial statements and federal cost accounting standards required to be utilized by certain business segments for U.S. government contracting purposes. Components of Unallocated items and eliminations are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Share-based plans	($41)	($44)	($19)	($22)
Deferred compensation	(34)	(60)	2	(10)
Pension	(404)	(158)	(215)	(63)
Postretirement	(49)	(33)	(30)	(14)
Capitalized interest	(37)	(31)	(16)	(16)
Eliminations and other	(39)	(72)	(114)	(63)
Total	($604)	($398)	($392)	($188)

Segment assets and liabilities are summarized in the following tables:

Assets	June 30 2012	December 31 2011
Commercial Airplanes	$39,116	$35,458
Defense, Space & Security:
Boeing Military Aircraft	6,622	7,390
Network & Space Systems	6,848	7,018
Global Services & Support	3,518	3,582
Total Defense, Space & Security	16,988	17,990
Boeing Capital	4,226	4,626
Other segment	1,172	1,112
Unallocated items and eliminations	20,093	20,800
Total	$81,595	$79,986

Liabilities	June 30 2012	December 31 2011
Commercial Airplanes	$22,214	$21,757
Defense, Space & Security:
Boeing Military Aircraft	2,809	3,050
Network & Space Systems	883	1,096
Global Services & Support	1,709	1,612
Total Defense, Space & Security	5,401	5,758
Boeing Capital	2,824	3,719
Other segment	896	969
Unallocated items and eliminations	44,368	44,175
Total	$75,703	$76,378

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2012, the related condensed consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.
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
July 25, 2012

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

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” on pages 6 through 15 of our most recent Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 9, 10, and 15 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking information speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Operating Results
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Revenues	$39,388	$31,453	$20,005	$16,543
Earnings from operations	$3,118	$2,534	$1,548	$1,534
Operating margins	7.9%	8.1%	7.7%	9.3%
Effective income tax rate	35.0%	33.7%	33.1%	33.9%
Net earnings from continuing operations	$1,891	$1,530	$967	$942
Diluted earnings per share	$2.49	$2.04	$1.27	$1.25

(Dollars in millions)	June 30 2012	December 31 2011
Total contractual backlog	$354,562	$339,657
Unobligated backlog	19,178	15,775
Revenues
The following table summarizes revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Commercial Airplanes	$22,780	$15,961	$11,843	$8,843
Defense, Space & Security	16,425	15,305	8,192	7,688
Boeing Capital	224	290	99	147
Other segment	66	74	42	38
Unallocated items and eliminations	(107)	(177)	(171)	(173)
Total	$39,388	$31,453	$20,005	$16,543
Revenues for the six and three months ended June 30, 2012 increased by $7,935 million and $3,462 million or 25% and 21% compared with the same periods in 2011. Commercial Airplanes revenues increased by $6,819 million and $3,000 million or 43% and 34% due to higher new airplane deliveries. Defense, Space & Security (BDS) revenues increased by $1,120 million and $504 million due to higher revenues in the Boeing Military Aircraft (BMA) and Global Service & Support (GS&S) segments, partially offset by lower revenues in the Network & Space Systems (N&SS) segment.
Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Commercial Airplanes	$2,292	$1,429	$1,211	$920
Defense, Space & Security	1,490	1,469	748	798
Boeing Capital	69	114	31	62
Other segment	(129)	(80)	(50)	(58)
Unallocated items and eliminations	(604)	(398)	(392)	(188)
Total	$3,118	$2,534	$1,548	$1,534
Operating earnings for the six months ended June 30, 2012 increased by $584 million compared with the same period in 2011. The increase was primarily driven by $863 million of higher Commercial Airplanes earnings and a $121 million benefit from a favorable litigation resolution partially offset by $246 million of higher unallocated pension expense.
Operating earnings for the three months ended June 30, 2012 increased by $14 million compared with the same period in 2011. The increase reflects $291 million of higher Commercial Airplanes earnings that were partially offset by $152 million of higher unallocated pension expense, $50 million of lower BDS earnings and $31 million of lower BCC earnings.
For the six and three months ended June 30, 2012, Commercial Airplanes earnings increased by $863 million and $291 million reflecting higher new airplane deliveries and lower research and development spending.
For the six months ended June 30, 2012, BDS earnings increased by $21 million compared with the same period in 2011 due to higher earnings in the GS&S and BMA segments, partially offset by lower earnings in the N&SS segment. For the three months ended June 30, 2012, BDS earnings decreased by $50 million compared to the same period in 2011 due to lower earnings in the N&SS and BMA segments, partially offset by increased earnings in the GS&S segment.
Unallocated items and eliminations for the six and three months ended June 30, 2012 changed by $206 million and $204 million compared with the same periods in 2011, reflecting higher pension costs. In the six months ended June 30, 2012, these costs were partially offset by a benefit recorded as a result of a favorable court judgment on satellite litigation.
Components of Unallocated items and eliminations are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Share-based plans	($41)	($44)	($19)	($22)
Deferred compensation	(34)	(60)	2	(10)
Pension	(404)	(158)	(215)	(63)
Postretirement	(49)	(33)	(30)	(14)
Eliminations and other	(76)	(103)	(130)	(79)
Total	($604)	($398)	($392)	($188)
Eliminations and other unallocated items for the six months ended June 30, 2012 includes a $121 million benefit related to a favorable court judgment on satellite litigation. Eliminations and other expense for the three months ended June 30, 2012 increased by $51 million due to timing of intercompany expense allocations and elimination of profit on intercompany items.
Unallocated pension costs for the six and three months ended June 30, 2012 increased by $246 million and $152 million compared with the same periods in 2011 reflecting higher amortization of prior actuarial losses and lower discount rates. Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America (GAAP) in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes.
We recorded net periodic benefit cost related to pensions and other postretirement benefits of $1,684 million and $841 million for the six and three months ended June 30, 2012 and $1,489 million and $726 million for the same periods in 2011. The increase in net periodic benefit costs related to pensions and other postretirement benefits is primarily due to higher amortization of actuarial losses and higher service costs driven by lower discount rates. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.

Earnings from operations included the following amounts allocated to business segments and Other unallocated items and eliminations.

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2012	2011	2012	2011
Allocated to business segments	($844)	($757)	($378)	($326)
Other unallocated items and eliminations	(404)	(158)	(215)	(63)
Total	($1,248)	($915)	($593)	($389)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Other Postretirement Benefits	2012	2011	2012	2011
Allocated to business segments	($233)	($247)	($103)	($104)
Other unallocated items and eliminations	(49)	(33)	(30)	(14)
Total	($282)	($280)	($133)	($118)
Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Earnings from operations	$3,118	$2,534	$1,548	$1,534
Other income, net	22	27	10	14
Interest and debt expense	(231)	(253)	(112)	(123)
Earnings before income taxes	2,909	2,308	1,446	1,425
Income tax expense	(1,018)	(778)	(479)	(483)
Net earnings from continuing operations	$1,891	$1,530	$967	$942
Interest and debt expense for the six and three months ended June 30, 2012 decreased by $22 million and $11 million, when compared with the same periods in 2011 due to lower interest rates and lower weighted average debt balances.
Our effective income tax rates were 35.0% and 33.1% for the six and three months ended June 30, 2012 and 33.7% and 33.9% for the same periods in the prior year. The effective tax rate for the six months ended June 30, 2012 is higher than the comparable prior year period primarily due to U.S. research and development credits that existed in 2011, but do not exist in 2012. The effective tax rate for the three months ended June 30, 2012 is lower than the comparable prior year period primarily due to discrete tax adjustments partially offset by research and development benefits that existed in 2011, but do not exist in 2012. If Congress extends the research and development credit there will be a favorable impact on our 2012 effective income tax rate.
For additional discussion related to Income Taxes, see Note 3 to our condensed consolidated financial statements.
Backlog
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the six months ended June 30, 2012 compared with December 31, 2011 was primarily due to commercial airplane orders in excess of deliveries, partially offset by changes in projected revenue escalation for undelivered commercial airplanes and cancelled orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase in unobligated backlog during the six months ended June 30, 2012 was primarily due to F-15 and C-17 orders.

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
Segment Results of Operations
Commercial Airplanes
Business Environment and Trends
Airline Industry Environment While regional variations persist, passenger traffic has continued to increase in 2012, with expected year-over-year growth of around 5%. In contrast, air cargo traffic is expected to have little to no growth in 2012. The relative softness of the cargo market has impacted near-term demand for new freighter aircraft and freighter conversions, and we continue to monitor the impact of this trend on our business. Global airline industry net profits are expected to total $3 billion in 2012, substantially lower than the $8 and $16 billion in 2011 and 2010, respectively.
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast is for a long-term average growth rate of 5% per year for passenger and cargo traffic, based on a projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $4.5 trillion market for 34,000 new airplanes over the next 20 years.
Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Revenues	$22,780	$15,961	$11,843	$8,843
Earnings from operations	$2,292	$1,429	$1,211	$920
Operating margins	10.1%	9.0%	10.2%	10.4%

(Dollars in millions)	June 30 2012	December 31 2011
Contractual backlog	$300,360	$293,303
Unobligated backlog	1,793	2,088
Revenues
Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	Six months ended June 30, 2012 vs. June 30, 2011	Three months ended June 30, 2012 vs. June 30, 2011
New airplane sales	6,955	3,116
Commercial aviation services	(78)	(72)
Other	(58)	(44)
Total	6,819	3,000
Revenues for the six and three months ended June 30, 2012 increased by $6,819 million and $3,000 million or 43% and 34% compared with the same periods of 2011. These increases were due to higher new airplane deliveries.

Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

	737	747	767	777	787	Total
Deliveries during the first six months of 2012	208	13	13	42	11	287
Deliveries during the first six months of 2011	181		9	32		222
Deliveries during the second quarter of 2012	109	7	6	22	6	150
Deliveries during the second quarter of 2011	94		5	19		118
Cumulative deliveries as of 6/30/2012	4,086	1,440	1,027	1,025	14
Cumulative deliveries as of 12/31/2011	3,878	1,427	1,014	983	3
Earnings From Operations
Earnings from operations for the six and three months ended June 30, 2012 increased by $863 million and $291 million compared with the same period of 2011. This was primarily due to higher new airplane deliveries, which drove an increase in earnings of $934 million and $370 million, and lower research and development cost of $454 million and $211 million primarily due to lower spending on the 747-8 and 787-8 programs. This was partially offset by lower earnings of $525 million and $290 million driven by higher fleet support costs, other costs associated with business growth and decreased earnings from commercial aviation services.

Operating margins for the six months ended June 30, 2012 increased by 1.1 percentage points to 10.1% compared with the same period in 2011. This was primarily due to increased deliveries and lower research and development, partially offset by higher period costs which included 787 fleet support and the dilutive effect of 787 and 747-8 deliveries.

Operating margins for the three months ended June 30, 2012 decreased by 0.2 percentage points to 10.2% compared with the same period in 2011. This was primarily due to higher period costs which included 787 fleet support and the dilutive effect of 787 and 747-8 deliveries, partially offset by increased deliveries and lower research and development.
Backlog
The increase in contractual backlog during the six months ended June 30, 2012 was due to orders in excess of deliveries, partially reduced by changes in projected revenue escalation and cancellations of orders. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 6/30/2012	737	747	767	777	787
Program accounting quantities	6,200	1,574	1,090	1,450	1,100
Undelivered units under firm orders	2,570	84	78	347	845
Cumulative firm orders	6,656	1,524	1,105	1,372	859

	Program
As of 12/31/2011	737	747	767	777	787
Program accounting quantities	6,200	1,549	1,084	1,350	1,100
Undelivered units under firm orders	2,365	97	72	380	857
Cumulative firm orders	6,243	1,524	1,086	1,363	860
737 Program As planned, production increased from 31.5 to 35 airplanes per month during the first quarter of 2012. We continue to expect to increase production from 35 to 38 airplanes per month beginning in 2013 and a further increase to 42 airplanes per month beginning in 2014. The majority of the 737 orders during the first half of 2012 related to the 737 MAX, the new engine variant of the 737. First delivery of the 737 MAX is expected in 2017.

747 Program The accounting quantity for the 747 program increased by 25 units during the second quarter of 2012, reflecting the normal process of estimating planned production under existing and anticipated contracts. First delivery of the 747-8 Intercontinental occurred in February 2012.
The production rate increased from 1.5 to 2 airplanes per month in May 2012 and we continued to incorporate changes identified during flight testing into previously completed airplanes. We remain focused on reducing out-of-sequence work, improving supply chain efficiency and implementing cost-reduction efforts. If risks associated with these areas cannot be mitigated, the program could be impacted by customer claims, supplier assertions and/or the recognition of an additional reach-forward loss. Program profitability could also be impacted by weak cargo market conditions, general economic uncertainty and other factors influencing near-term demand.
767 Program The accounting quantity for the 767 program increased by 6 units during the six months ended June 30, 2012 due to the program’s normal progress of obtaining additional orders and delivering airplanes.
777 Program The accounting quantity for the 777 program increased by 50 and 100 units during the three and six months ended June 30, 2012 due to the program’s normal progress of obtaining additional orders and delivering airplanes. As previously announced, we plan to increase our production rate from 7 per month to 8.3 per month in 2013.
787 Program During the second quarter of 2012, we increased the 787 production rate at our Everett final assembly line to 3.5 airplanes per month and we completed final assembly of the first airplane in North Charleston. We continued to incorporate engineering and other design changes identified during flight testing into already completed aircraft. Aircraft completed in final assembly during 2012 have required significantly less change incorporation than aircraft completed in 2011. Beginning in June 2012, airplanes coming out of final assembly have not required change incorporation at our Everett modification center. We remain focused on achieving further planned increases in 787 production rates while continuing to satisfy customer mission and performance requirements. We also continue to monitor and address challenges associated with aircraft production and assembly, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work as well as weight and systems integration. We currently expect to increase the production rate of 787 aircraft to 10 aircraft per month in final assembly by the end of 2013 with first deliveries occurring at that rate in early 2014. Our efforts to achieve planned production rate targets include improving the production system, coordinating rate increases with suppliers, increasing production rates in both Everett and North Charleston, and establishing transitional surge capacity at Everett. We continue to expect first delivery of the 787-9 to occur in early 2014. In addition, we continue to work with our customers and suppliers to assess the specific impacts of prior schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. We believe that the other three 787 flight-test aircraft are commercially saleable and we continue to include costs related to those airplanes in program inventory at June 30, 2012. If we determine that one or more of the other aircraft cannot be sold, we may incur additional charges.
The accounting quantity of 1,100 units remains unchanged and represents approximately 10 years of production at planned production rates. The cumulative impacts of production challenges, change incorporation, schedule delays from prior periods and customer and supplier impacts have created significant pressure on program profitability. As a result, we have recorded low margins on deliveries through June 30, 2012. If risks associated with change incorporation, planned production rate increases, or introducing the 787-9 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
Additional Considerations
The 787 and 747-8 programs highlight the risks inherent in new airplane programs and new derivative airplanes, including, for example, development of the 787-9. In 2011, we launched a variant of the 737 that will feature new more fuel efficient engines — the 737 MAX. Costs related to development of new programs and derivative airplanes are expensed as incurred. Costs to produce new airplanes are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally, commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As technical or quality issues arise, such as issues experienced on the 787 and 747-8 programs, we may experience schedule delays and higher costs to complete any new programs and/or derivative airplanes. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. There are other factors that could also result in lower margins or a material charge if a program has or is determined to have reach-forward losses. These include: changes to the program accounting quantity, customer and model mix, production costs and rates, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of our programs create financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.
Defense, Space & Security
Business Environment and Trends
U.S. Defense Environment Overview In August 2011, the Budget Control Act (the Act) reduced the United States Department of Defense (U.S. DoD) top line budget by approximately $490 billion over 10 years starting in fiscal year 2013. In addition, barring Congressional action, further budget cuts (or sequestration) as outlined in the Act will be implemented starting in January 2013. Sequestration would lead to additional reductions of approximately $500 billion from the Pentagon's top line budget over the next decade, resulting in aggregate reductions of about $1 trillion over 10 years. In June 2012, the Office of Management and Budget announced that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds will also be included in aggregate reductions. The U.S. DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. Any reduction in levels of U.S. DoD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a significant impact on the operating results of our BDS business. While U.S. DoD would sustain the bulk of sequestration cuts affecting the Company, civil programs and agencies would be significantly impacted as well.
BDS Realignment
Effective January 1, 2012, certain programs were realigned between BDS segments. Business segment data for 2011 has been adjusted to reflect the realignment. See Note 16.
Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Revenues	$16,425	$15,305	$8,192	$7,688
Earnings from operations	$1,490	$1,469	$748	$798
Operating margins	9.1%	9.6%	9.1%	10.4%

(Dollars in millions)	June 30 2012	December 31 2011
Contractual backlog	$54,202	$46,354
Unobligated backlog	17,385	13,687
Revenues
BDS revenues for the six months ended June 30, 2012 increased by $1,120 million, a 7% increase from the same period in 2011. The increase was due to higher revenues of $1,404 million in the BMA segment and $458 million in the GS&S segment, partially offset by lower revenues of $742 million in the N&SS segment.

BDS revenues for the three months ended June 30, 2012 increased by $504 million, a 7% increase from the same period in 2011. The increase was due to higher revenues of $488 million in the BMA segment and $207 million in the GS&S segment, partially offset by lower revenues of $191 million in the N&SS segment.
Earnings From Operations
BDS operating earnings for the six months ended June 30, 2012 increased by $21 million compared to the same period in 2011 and operating margins decreased to 9.1%. Higher earnings of $110 million and $45 million in the GS&S and BMA segments were largely offset by lower earnings of $134 million in the N&SS segment.
BDS operating earnings for the three months ended June 30, 2012 decreased by $50 million compared to the same period in 2011 and operating margins decreased to 9.1%. Lower earnings of $66 million and $23 million in the N&SS and BMA segments were partially offset by higher earnings of $39 million in the GS&S segment.
Backlog
BDS total backlog was $71,587 million at June 30, 2012, an increase of 19% from December 31, 2011 primarily due to F-15 and C-17 orders.
For further details on the changes between periods, refer to the discussions of the individual segments below.
Additional Considerations
Our BDS business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include P-8A Poseidon and Proprietary programs.
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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the six and three months ended June 30, 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $234 million and $122 million. For the six and three months ended June 30, 2011, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $153 million and $100 million.

Boeing Military Aircraft
Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Revenues	$8,438	$7,034	$4,130	$3,642
Earnings from operations	$800	$755	$363	$386
Operating margins	9.5%	10.7%	8.8%	10.6%

(Dollars in millions)	June 30 2012	December 31 2011
Contractual backlog	$29,704	$24,085
Unobligated backlog	11,514	7,155
Revenues
BMA revenues for the six and three months ended June 30, 2012 increased by $1,404 million and $488 million, increases of 20% and 13% when compared with the same periods in 2011.
The increase for the six month period was primarily due to higher F-15 program revenues of $939 million reflecting initial revenues on the contract for the Kingdom of Saudi Arabia, including a significant amount of certain non-recurring design and technical development efforts performed prior to contract award and recognized as revenue in the first quarter of 2012. Revenue also increased by $659 million due to deliveries of AEW&C and Apache aircraft and higher milestone revenue of $225 million on the KC-46A Tanker program. This was partially offset by decreases of $376 million related to fewer deliveries of C-17 aircraft and the winding down of the F-22 program.
The increase for the three month period was primarily due to higher deliveries of AEW&C and Apache aircraft of $501 million and $118 million of revenue related to a significant milestone on the KC-46A Tanker program, partially offset by lower revenues of $120 million on the C-17 program due to fewer aircraft deliveries.
Deliveries of units for new-build production aircraft, excluding remanufactures and modifications were as follows:

	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
F/A-18 Models	24	25	12	12
F-15E Eagle	8	8	3	4
C-17 Globemaster	5	7	3	4
CH-47 Chinook	22	16	12	9
AH-64 Apache	3		3
AEW&C	2		2
P-8A Poseidon	1
KC-767 International Tanker		1
Total new-build production aircraft	65	57	35	29
Earnings From Operations
BMA operating earnings for the six months ended June 30, 2012 increased by $45 million, an increase of 6% from the same period in 2011. Operating earnings for the three months ended June 30, 2012 decreased by $23 million, a decrease of 6% from the same period in 2011.
The increase in earnings for the six month period was primarily due to higher earnings on the F-15 program partially offset by lower earnings on the F-18 program and a second quarter inventory write-down related to unmanned A160 rotorcraft.
The decrease in earnings for the three month period was primarily due to the inventory write-down on A160 rotorcraft which was partially offset by higher earnings on the AEW&C program.

Backlog
BMA total backlog was $41,218 million at June 30, 2012, an increase of 32% from December 31, 2011 primarily due to F-15 and C-17 orders.
Additional Considerations
AEW&C The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. All six Wedgetail aircraft have been delivered to Australia with initial customer acceptance. Final customer acceptance for all six Wedgetail aircraft is scheduled to be completed during 2012. The Peace Eagle program, which consists of four aircraft, is scheduled to conclude its formal test phase in the second half of 2012. The first two of four Peace Eye aircraft were delivered to the Republic of Korea in 2011 and the third aircraft was delivered in May 2012. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the program creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed, either of which could result in lower margins or additional material charges.
C-17 See the discussion of the C-17 program in Note 9 to our condensed consolidated financial statements.
Network & Space Systems
Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Revenues	$3,682	$4,424	$1,887	$2,078
Earnings from operations	$199	$333	$126	$192
Operating margins	5.4%	7.5%	6.7%	9.2%

(Dollars in millions)	June 30 2012	December 31 2011
Contractual backlog	$9,862	$9,024
Unobligated backlog	4,798	6,424
Revenues
N&SS revenues for the six and three months ended June 30, 2012 decreased by $742 million and $191 million, decreases of 17% and 9% compared with the same periods in 2011.
The decrease for the six months is primarily attributable to $503 million of lower revenues on the Brigade Combat Team Modernization (BCTM) program which was terminated for convenience during 2011. In addition, customer funding constraints on the Ground-based Midcourse Defense (GMD) program and the conclusion of the Space Shuttle program reduced revenues by a total of $216 million.
The decrease for the three months is attributable to $246 million of lower revenues on the BCTM program. In addition, lower revenues on the GMD program and the conclusion of the Space Shuttle program reduced revenues by a total of $109 million. The three month revenue decrease was partially offset by $158 million reflecting higher sales of Delta inventory primarily due to timing of United Launch Alliance (ULA) launches.
Earnings From Operations
N&SS operating earnings for the six and three months ended June 30, 2012 decreased by $134 million and $66 million, decreases of 40% and 34% compared with the same periods in 2011.
The decrease in earnings for the six months ended June 30, 2012 reflect lower earnings from the ULA and United Space Alliance (USA) joint ventures, lower earnings on the BCTM program, lower earnings on a civil satellite program and lower earnings related to a first quarter 2012 contract adjustment on the Family of Beyond Line-of-Sight Terminals program, partially offset by higher earnings on military and commercial satellites. The decrease in earnings for the three months ended June 30, 2012 compared with the same period in 2011 was due to lower ULA and USA earnings, lower earnings on the BCTM program and a gain recorded in the second quarter of 2011 from a property sale.
Operating earnings include equity earnings from the ULA and USA joint ventures of $52 million and $24 million for the six and three months ended June 30, 2012 compared to $109 million and $68 million for the comparable periods in 2011.
Backlog
N&SS total backlog was $14,660 million at June 30, 2012, a decrease of 5% from December 31, 2011 primarily due to current year deliveries and sales on contracts awarded in prior years.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 9 and 10 of our Condensed Consolidated Financial Statements.
LightSquared, LLC See the discussion of the LightSquared, LLC receivables in Note 4 to our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 8 to our Condensed Consolidated Financial Statements.
Satellites See the discussion of Boeing Satellite Systems International, Inc. in Note 15 to our Condensed Consolidated Financial Statements.
Global Services & Support
Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Revenues	$4,305	$3,847	$2,175	$1,968
Earnings from operations	$491	$381	$259	$220
Operating margins	11.4%	9.9%	11.9%	11.2%

(Dollars in millions)	June 30 2012	December 31 2011
Contractual backlog	$14,636	$13,245
Unobligated backlog	1,073	108
Revenues
GS&S revenues for the six and three months ended June 30, 2012 increased by $458 million and $207 million, increases of 12% and 11% compared with the same periods in 2011.
The increase for the six months ended June 30, 2012 was primarily due to higher Integrated Logistics (IL) revenue of $338 million reflecting higher volume in several programs, including contracts to support Chinook, F-15 and C-17 aircraft. In addition, Training Systems & Government Services (TSGS) revenues increased by $107 million primarily due to the P-8A program.
The increase for the three months ended June 30, 2012 was primarily due to higher volume in several IL programs, including contracts to support Chinook, F-15 and C-17 aircraft, resulting in an increase of $126 million.
Earnings From Operations
GS&S operating earnings for the six and three months ended June 30, 2012 increased by $110 million and $39 million, increases of 29% and 18% when compared with the same periods in 2011.
The increase for the six month period was due to higher revenues on several IL and TSGS programs. Several Maintenance, Modification and Upgrade (MMU) programs also contributed to increased earnings in both periods.

The margin increase of 1.5% for the six months ended June 30, 2012 compared to 2011 was primarily due to improved performance in several IL and MMU support programs.
Backlog
GS&S total backlog was $15,709 million at June 30, 2012, an increase of 18% from December 31, 2011 primarily due to the award of F-15 support contracts.
Boeing Capital
Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Revenues	$224	$290	$99	$147
Earnings from operations	$69	$114	$31	$62
Operating margins	31%	39%	31%	42%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the six and three months ended June 30, 2012 decreased by $66 million and $48 million compared with the same periods in 2011 primarily due to lower operating and finance lease income. Operating lease income decreased as a result of the return of aircraft. In addition, lower finance lease income reflects the revised contractual terms of BCC's leases with AirTran Holdings, LLC, a wholly owned subsidiary of Southwest Airlines Co. (Southwest), negotiated in conjunction with receiving a full guarantee from Southwest of those lease payment obligations in the fourth quarter of 2011.
Earnings From Operations
BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the six and three months ended June 30, 2012 decreased by $45 million and $31 million compared with the same periods in 2011 primarily due to lower revenues partially offset by lower depreciation expense and lower interest expense.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2012	December 31 2011
BCC customer financing and investment portfolio	$4,126	$4,315
Valuation allowance as a % of total receivables	2.2%	2.3%
Debt	$2,577	$3,400
Debt-to-equity ratio	5.0-to-1	6.3-to-1
BCC’s customer financing and investment portfolio at June 30, 2012 decreased from December 31, 2011 primarily due to normal portfolio run-off. At June 30, 2012 and December 31, 2011, BCC had $418 million and $521 million of assets that were held for sale or re-lease, of which $293 million and $476 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $85 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.

For the six months ended June 30, 2012 and 2011, AirTran Holdings, LLC accounted for 18% and 21% of BCC revenue. On July 8, 2012, BCC, Boeing, Southwest and Delta Air Lines, Inc. (Delta) reached agreement whereby the 717 aircraft on lease to AirTran Airways, Inc. (AirTran) will be subleased from AirTran to Delta on a phased-in basis beginning in 2013, with the sublease scheduled for the duration of the lease term between BCC and AirTran. Delta has committed to lease these 717 aircraft from BCC for an additional seven-year period following the expiration of the sublease.

BCC enters into certain transactions with Boeing, reflected in the Other segment, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Bankruptcies
On November 29, 2011, American Airlines, Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. American Airlines has not rejected any of the leases related to our aircraft. At June 30, 2012, American Airlines accounted for $583 million of our customer financing portfolio, including $305 million recorded by BCC. We believe that our customer financing receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy for potential impacts on our business.
Restructurings and Restructuring Requests
From time to time, certain customers have requested a restructuring of their transactions with BCC. Since December 31, 2011, BCC has not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.
Other Segment

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2012	2011	2012	2011
Revenues	$66	$74	$42	$38
Loss from operations	(129)	(80)	(50)	(58)
Other segment losses for the six and three months ended June 30, 2012 increased by $49 million and decreased by $8 million compared with the same periods in 2011. The increase for the six months ended June 30, 2012 compared with the same period in 2011 was primarily due to a $39 million reduction in the allowance for losses on receivables during 2011.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2012	2011
Net earnings	$1,890	$1,527
Non-cash items	1,317	1,038
Changes in working capital	(1,462)	(1,922)
Net cash provided by operating activities	1,745	643
Net cash (used)/provided by investing activities	(3,588)	758
Net cash used by financing activities	(1,897)	(1,747)
Effect of exchange rate changes on cash and cash equivalents	(4)	37
Net decrease in cash and cash equivalents	(3,744)	(309)
Cash and cash equivalents at beginning of year	10,049	5,359
Cash and cash equivalents at end of period	$6,305	$5,050
Operating Activities Net cash provided by operating activities was $1,745 million during the six months ended June 30, 2012, an increase of $1,102 million compared with the same period in 2011 primarily due to higher earnings and lower inventory growth in 2012, which was partially offset by a $763 million contribution to our pension plans in the second quarter of 2012. The increase in inventory was driven by higher investments in commercial airplane program inventory, specifically 787 inventory. We expect inventory to grow at a lower rate throughout 2012 as additional deliveries offset the ramp up of commercial airplane production and as design changes are incorporated into completed 747 and 787 airplanes.

Investing Activities Cash used by investing activities totaled $3,588 million during the six months ended June 30, 2012 compared with $758 million provided during the same period in 2011, largely due to changes in investments which primarily consist of time deposits. Net contributions to investments were $2,800 million in 2012 compared with net proceeds from investments of $1,448 million for the comparable period in 2011. We expect 2012 capital expenditures to be higher than 2011 due to continued investment to ramp up commercial airplane production rates.
Financing Activities Cash used by financing activities was $1,897 million during the six months ended June 30, 2012, an increase of $150 million compared with the same period in 2011 as a result of higher debt repayments of $382 million partially offset by lower repayments of distribution rights financing of $334 million.
During the six months ended June 30, 2012, we repaid $1,233 million of debt, including repayments of $819 million of debt held at BCC. At June 30, 2012, the recorded balance of debt was $11,201 million of which $2,466 million was classified as short-term. This includes $2,577 million of debt recorded at BCC, of which $692 million was classified as short-term.
During the six months ended June 30, 2012, we had 903,497 shares transferred to us from employees for tax withholding and did not repurchase any shares through our open market share repurchase program.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. At June 30, 2012, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $4,600 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements.
Financing commitments totaled $20,267 million and $15,866 million at June 30, 2012 and December 31, 2011. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
In the event we require additional funding to support strategic business opportunities, commercial aircraft financing commitments, unfavorable resolution of litigation or other loss contingencies, or other business requirements, we expect to meet increased funding requirements by issuing commercial paper or term debt. We believe our ability to access external capital resources should be sufficient to satisfy existing short-term and long-term commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year. However, there can be no assurance of the cost or availability of future borrowings, if any, under our commercial paper program, in the debt markets or our credit facilities.
At June 30, 2012, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). Our substantial borrowing capacity is not impacted by existing covenants.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 10 to our condensed consolidated financial statements.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $770 million at June 30, 2012. For additional information, see Note 9 to our condensed consolidated financial statements.
Income Taxes We have recorded a liability of $998 million at June 30, 2012 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2011.
Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended June 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2012 thru 4/30/2012	26,958	$74.22		$3,610
5/1/2012 thru 5/31/2012	13,518	74.22		3,610
6/1/2012 thru 6/30/2012	15,291	71.31		3,610
Total	55,767	$73.42

(1)
We purchased an aggregate of 55,389 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. In addition, we purchased an aggregate of 378 shares in swap transactions.

(2)
On October 29, 2007, our Board of Directors approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

(3)(ii)	By-Laws of The Boeing Company, as amended and restated April 30, 2012 (Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 30, 2012).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31)(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(i)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 25, 2012	/s/ DIANA L. SANDS
(Date)	Diana L. Sands Vice President of Finance & Corporate Controller