Form 10-Q
period 2012-09-30
BOEING CO
filed 2012-10-24
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 17, 2012, there were 754,076,883 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2012

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Sales of products	$51,441	$40,441	$17,415	$14,907
Sales of services	7,955	8,739	2,593	2,820
Total revenues	59,396	49,180	20,008	17,727

Cost of products	(43,103)	(32,335)	(14,683)	(12,006)
Cost of services	(6,431)	(7,177)	(2,089)	(2,319)
Boeing Capital interest expense	(69)	(94)	(22)	(32)
Total costs and expenses	(49,603)	(39,606)	(16,794)	(14,357)
	9,793	9,574	3,214	3,370
Income from operating investments, net	211	202	120	52
General and administrative expense	(2,774)	(2,544)	(916)	(807)
Research and development expense, net	(2,545)	(3,005)	(853)	(901)
(Loss)/gain on dispositions, net	(3)	20	(1)
Earnings from operations	4,682	4,247	1,564	1,714
Other income, net	39	76	17	49
Interest and debt expense	(346)	(374)	(115)	(121)
Earnings before income taxes	4,375	3,949	1,466	1,642
Income tax expense	(1,450)	(1,325)	(432)	(548)
Net earnings from continuing operations	2,925	2,624	1,034	1,094
Net (loss)/gain on disposal of discontinued operations, net of taxes of $2, $0, $1 and ($2)	(3)	1	(2)	4
Net earnings	$2,922	$2,625	$1,032	$1,098
Basic earnings per share from continuing operations	$3.86	$3.52	$1.36	$1.47
Net (loss)/gain on disposal of discontinued operations, net of taxes
Basic earnings per share	$3.86	$3.52	$1.36	$1.47
Diluted earnings per share from continuing operations	$3.84	$3.49	$1.35	$1.46
Net (loss)/gain on disposal of discontinued operations, net of taxes
Diluted earnings per share	$3.84	$3.49	$1.35	$1.46
Cash dividends paid per share	$1.32	$1.26	$0.44	$0.42
Weighted average diluted shares (millions)	762.3	751.8	765.2	753.9

Comprehensive income	$4,165	$3,235	$1,590	$1,050
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2012	December 31 2011
Assets
Cash and cash equivalents	$6,582	$10,049
Short-term and other investments	4,590	1,223
Accounts receivable, net	5,437	5,793
Current portion of customer financing, net	318	476
Deferred income taxes	34	29
Inventories, net of advances and progress billings	36,817	32,240
Total current assets	53,778	49,810
Customer financing, net	4,028	4,296
Property, plant and equipment, net of accumulated depreciation of $14,554 and $13,993	9,496	9,313
Goodwill	4,961	4,945
Acquired intangible assets, net	2,930	3,044
Deferred income taxes	5,520	5,892
Investments	1,195	1,043
Other assets, net of accumulated amortization of $471 and $717	1,746	1,643
Total assets	$83,654	$79,986
Liabilities and equity
Accounts payable	$9,152	$8,406
Accrued liabilities	11,773	12,239
Advances and billings in excess of related costs	15,619	15,496
Deferred income taxes and income taxes payable	4,136	2,780
Short-term debt and current portion of long-term debt	2,172	2,353
Total current liabilities	42,852	41,274
Accrued retiree health care	7,454	7,520
Accrued pension plan liability, net	15,586	16,537
Non-current income taxes payable	166	122
Other long-term liabilities	900	907
Long-term debt	9,014	10,018
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,068	4,033
Treasury stock, at cost – 258,532,626 and 267,556,388 shares	(16,055)	(16,603)
Retained earnings	29,775	27,524
Accumulated other comprehensive loss	(15,261)	(16,500)
Total shareholders’ equity	7,588	3,515
Noncontrolling interest	94	93
Total equity	7,682	3,608
Total liabilities and equity	$83,654	$79,986
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2012	2011
Cash flows – operating activities:
Net earnings	$2,922	$2,625
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	148	141
Depreciation and amortization	1,313	1,237
Investment/asset impairment charges, net	59	50
Customer financing valuation provision	(4)	(220)
Loss/(gain) on disposal of discontinued operations	5	(1)
Loss/(gain) on dispositions, net	3	(20)
Other charges and credits, net	559	358
Excess tax benefits from share-based payment arrangements	(43)	(35)
Changes in assets and liabilities –
Accounts receivable	150	(911)
Inventories, net of advances and progress billings	(4,588)	(8,245)
Accounts payable	857	1,447
Accrued liabilities	(123)	(449)
Advances and billings in excess of related costs	123	1,996
Income taxes receivable, payable and deferred	1,085	1,314
Other long-term liabilities	22	107
Pension and other postretirement plans	571	1,445
Customer financing, net	254	171
Other	28	82
Net cash provided by operating activities	3,341	1,092
Cash flows – investing activities:
Property, plant and equipment additions	(1,208)	(1,142)
Property, plant and equipment reductions	29	54
Acquisitions, net of cash acquired	(18)	(42)
Contributions to investments	(10,331)	(6,089)
Proceeds from investments	6,941	8,006
Receipt of economic development program funds		69
Purchase of distribution rights	(6)
Net cash (used)/provided by investing activities	(4,593)	856
Cash flows – financing activities:
New borrowings	34	789
Debt repayments	(1,273)	(895)
Repayments of distribution rights financing	(72)	(436)
Stock options exercised, other	96	106
Excess tax benefits from share-based payment arrangements	43	35
Employee taxes on certain share-based payment arrangements	(72)	(21)
Dividends paid	(990)	(932)
Net cash used by financing activities	(2,234)	(1,354)
Effect of exchange rate changes on cash and cash equivalents	19	1
Net (decrease)/increase in cash and cash equivalents	(3,467)	595
Cash and cash equivalents at beginning of year	$10,049	$5,359
Cash and cash equivalents at end of period	$6,582	$5,954
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2011	$5,061	$3,866	($17,187)	$24,784	($13,758)	$96	$2,862
Net earnings				2,625		(2)	2,623
Unrealized loss on derivative instruments, net of tax of $23					(46)		(46)
Unrealized loss on certain investments, net of tax of $2					(3)		(3)
Reclassification adjustment for gains realized in net earnings, net of tax of $1					(1)		(1)
Currency translation adjustment					(18)		(18)
Postretirement liability adjustment, net of tax of ($398)					680		680
Comprehensive income							3,235
Share-based compensation and related dividend equivalents		148		(8)			140
Excess tax pools		20					20
Treasury shares issued for stock options exercised, net		(33)	138				105
Treasury shares issued for other share-based plans, net		(52)	39				(13)
Treasury shares issued for 401(k) contribution		39	295				334
Cash dividends declared ($0.84 per share)				(622)			(622)
Balance September 30, 2011	$5,061	$3,988	($16,715)	$26,779	($13,146)	$94	$6,061

Balance January 1, 2012	$5,061	$4,033	($16,603)	$27,524	($16,500)	$93	$3,608
Net earnings				2,922		4	2,926
Unrealized gain on derivative instruments, net of tax of ($14)					25		25
Reclassification adjustment for losses realized in net earnings, net of tax ($5)					8		8
Currency translation adjustment					26		26
Postretirement liability adjustment, net of tax of ($679)					1,180		1,180
Comprehensive income							4,165
Share-based compensation and related dividend equivalents		155		(10)			145
Excess tax pools		43					43
Treasury shares issued for stock options exercised, net		(43)	138				95
Treasury shares issued for other share-based plans, net		(174)	110				(64)
Treasury shares issued for 401(k) contribution		54	300				354
Cash dividends declared ($0.88 per share)				(661)			(661)
Changes in non-controlling interest						(3)	(3)
Balance September 30, 2012	$5,061	$4,068	($16,055)	$29,775	($15,261)	$94	$7,682
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Revenues:
Commercial Airplanes	$34,966	$25,476	$12,186	$9,515
Defense, Space & Security:
Boeing Military Aircraft	12,227	10,998	3,789	3,964
Network & Space Systems	5,672	6,693	1,990	2,269
Global Services & Support	6,365	5,814	2,060	1,967
Total Defense, Space & Security	24,264	23,505	7,839	8,200
Boeing Capital	325	416	101	126
Other segment	93	107	27	33
Unallocated items and eliminations	(252)	(324)	(145)	(147)
Total revenues	$59,396	$49,180	$20,008	$17,727
Earnings from operations:
Commercial Airplanes	$3,445	$2,514	$1,153	$1,085
Defense, Space & Security:
Boeing Military Aircraft	1,245	1,152	445	397
Network & Space Systems	360	511	161	178
Global Services & Support	712	630	221	249
Total Defense, Space & Security	2,317	2,293	827	824
Boeing Capital	102	133	33	19
Other segment	(203)	11	(74)	92
Unallocated items and eliminations	(979)	(704)	(375)	(306)
Earnings from operations	4,682	4,247	1,564	1,714
Other income, net	39	76	17	49
Interest and debt expense	(346)	(374)	(115)	(121)
Earnings before income taxes	4,375	3,949	1,466	1,642
Income tax expense	(1,450)	(1,325)	(432)	(548)
Net earnings from continuing operations	2,925	2,624	1,034	1,094
Net (loss)/gain on disposal of discontinued operations, net of taxes of $2, $0, $1 and ($2)	(3)	1	(2)	4
Net earnings	$2,922	$2,625	$1,032	$1,098
Research and development expense, net:
Commercial Airplanes	$1,638	$2,191	$534	$633
Defense, Space & Security:
Boeing Military Aircraft	455	369	166	119
Network & Space Systems	335	327	116	110
Global Services & Support	78	77	24	21
Total Defense, Space & Security	868	773	306	250
Other	39	41	13	18
Total research and development expense, net	$2,545	$3,005	$853	$901
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2011 Annual Report on Form 10-K.
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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the nine months ended September 30, 2012 and 2011, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $308 and $178 and earnings per share by $0.27 and $0.16. For the three months ended September 30, 2012 and 2011, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $74 and $25 and earnings per share by $0.07 and $0.02.
Note 2 – Earnings Per Share
The weighted-average number of shares outstanding used to compute earnings per share were as follows:

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Weighted average shares outstanding	754.3	742.9	757.1	745.5
Participating securities	2.3	2.6	2.4	2.5
Basic weighted average shares outstanding	756.6	745.5	759.5	748.0
Dilutive potential common shares	5.7	6.3	5.7	5.9
Diluted weighted average shares outstanding	762.3	751.8	765.2	753.9
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

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Stock options	23.2	21.4	25.4	25.4
Performance Awards	4.7	5.2	5.0	5.2
Note 3 – Income Taxes
Our effective income tax rates were 33.1% and 29.5% for the nine and three months ended September 30, 2012 and 33.6% and 33.4% for the same periods in the prior year. The effective tax rates for the nine and three months ended September 30, 2012 are lower than the comparable prior year periods primarily due to discrete tax adjustments including settlement of non-US audits during the three months ended September 30, 2012 partially offset by research and development tax credits that existed in 2011, but do not exist in 2012. If Congress extends the research and development credit there will be a favorable impact on our 2012 effective income tax rate.
During the first quarter of 2012 we filed an appeal with the IRS for the 2007-2008 tax years. The 2009-2010 IRS audit began in the second quarter of 2012. We are also subject to examination in major state and international jurisdictions for the 2001-2011 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 4 – Accounts Receivable
Accounts receivable as of September 30, 2012, includes $112 of unbillable receivables on a long-term contract with LightSquared, LLC (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing's possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. As a result, we do not expect to incur any losses related to these receivables in connection with the LightSquared bankruptcy.
Note 5 – Inventories
Inventories consisted of the following:

	September 30 2012	December 31 2011
Long-term contracts in progress	$15,082	$13,587
Commercial aircraft programs	40,141	35,080
Commercial spare parts, used aircraft, general stock materials and other	6,658	7,832
Inventory before advances and progress billings	61,881	56,499
Less advances and progress billings	(25,064)	(24,259)
Total	$36,817	$32,240

Long-Term Contracts in Progress
Long-term contracts in progress included Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At September 30, 2012 and December 31, 2011, the inventory balance was $785 and $1,085. At September 30, 2012, $534 of this inventory related to unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $35. See Note 10.
Inventory balances included $237 and $236 subject to claims or other uncertainties relating to the A-12 program at September 30, 2012 and December 31, 2011. See Note 16.
Capitalized precontract costs of $204 and $1,728 at September 30, 2012 and December 31, 2011, are included in inventories.
Commercial Aircraft Programs
At September 30, 2012 and December 31, 2011, commercial aircraft programs inventory included the following amounts related to the 787 program: $20,728 and $16,098 of work in process (including deferred production costs of $14,275 and $10,753), $1,862 and $1,770 of supplier advances, and $2,229 and $1,914 of unamortized tooling and other non-recurring costs. At September 30, 2012, $11,387 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $5,117 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At September 30, 2012 and December 31, 2011, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,018 and $448 of deferred production costs, net of previously recorded reach-forward losses, and $737 and $852 of unamortized tooling. At September 30, 2012, $1,067 of 747 deferred production costs and unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $688 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,908 and $2,564 at September 30, 2012 and December 31, 2011.
Note 6 – Customer Financing
Customer financing consisted of the following:

	September 30 2012	December 31 2011
Financing receivables:
Investment in sales-type/finance leases	$1,893	$2,037
Notes	670	814
Operating lease equipment, at cost, less accumulated depreciation of $666 and $765	1,849	1,991
Gross customer financing	4,412	4,842
Less allowance for losses on receivables	(66)	(70)
Total	$4,346	$4,772
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At September 30, 2012 and December 31, 2011, we individually evaluated for impairment customer financing receivables of $658 and $854. At September 30, 2012 and December 31, 2011, $454 and $485 was determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceed the carrying values of the receivables.

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
Our financing receivable balances by internal credit rating category are shown below:

Rating categories	September 30 2012	December 31 2011
A	$34
BBB	1,221	$1,316
BB	62	67
B	54	103
CCC	534	512
D	556	653
Other	102	200
Total carrying value of financing receivables	$2,563	$2,851
At September 30, 2012, our allowance primarily related to receivables with ratings of CCC and we applied default rates that averaged 45% to the exposure associated with those receivables.
In the fourth quarter of 2011, American Airlines Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. We believe that our customer financing receivables from American Airlines of $556 are sufficiently collateralized such that we do not expect to incur losses related to those receivables and have not recorded an allowance for losses as of September 30, 2012 as a result of the bankruptcy.
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

	September 30 2012	December 31 2011
717 Aircraft ($470 and $480 accounted for as operating leases) (1)	$1,841	$1,906
757 Aircraft ($467 and $451 accounted for as operating leases) (1)	581	631
MD-80 Aircraft ($0 and $0 accounted for as operating leases) (1) (2)	454	485
737 Aircraft ($213 and $242 accounted for as operating leases)	340	394
MD-11 Aircraft ($295 and $321 accounted for as operating leases) (1)	295	321
767 Aircraft ($96 and $103 accounted for as operating leases)	248	307

(1)	Out-of-production aircraft

(2)	Disclosure omitted from 2011 financial statements

Note 7 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2012	December 31 2011
Time deposits	$4,505	$1,134
Pledged money market funds (1)	56	56
Available-for-sale investments	9	10
Equity method investments (2)	1,153	1,003
Restricted cash (3)	27	31
Other investments	35	32
Total	$5,785	$2,266

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

(2)	Dividends received were $276 and $155 during the nine and three months ended September 30, 2012 and $185 and $43 during the nine and three months ended September 2011.

(3)	Restricted to pay group term life insurance premiums for certain employees and certain claims related to workers' compensation.
Note 8 – Other Assets
Sea Launch
At September 30, 2012 and December 31, 2011, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. The Ukrainian partners responded to our appeal on June 30, 2012 and the Russian partner responded on July 3, 2012. We filed replies on September 20, 2012. No legal proceedings have commenced against the partners on the partner loans. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional pre-tax charges of up to $356.

Note 9 – Commitments and Contingencies
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $17,998 and $15,866 at September 30, 2012 and December 31, 2011. The estimated earliest potential funding dates for these commitments at September 30, 2012 are as follows:

Total
October through December 2012	$316
2013	1,425
2014	2,548
2015	3,793
2016	3,432
Thereafter	6,484
$17,998
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,621 and $6,199 at September 30, 2012 and December 31, 2011.
Commercial Aircraft Commitments
In conjunction with signing definitive agreements for the sale of new aircraft (Sale Aircraft), we have entered into trade-in commitments with certain customers that give them the right to trade in used aircraft at a specified price upon the purchase of Sale Aircraft. The total contractual trade-in value was $1,164 and $273 at September 30, 2012 and December 31, 2011. We anticipate that a significant portion of these commitments will be exercised by customers.
The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is assessed quarterly, or as events trigger a change, and takes into consideration the current economic and airline industry environments. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer. The fair value of trade-in aircraft related to probable contractual trade-in commitments was $91 and $27 at September 30, 2012 and December 31, 2011. Trade-in commitment agreements have expiration dates from 2012 through 2023.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $462 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.

Product Warranties
The following table summarizes product warranty activity recorded during the nine months ended September 30, 2012 and 2011.

	2012	2011
Beginning balance – January 1	$1,046	$1,076
Additions for current year deliveries	367	104
Reductions for payments made	(244)	(196)
Changes in estimates	212	7
Ending balance – September 30	$1,381	$991
Environmental
The following table summarizes environmental remediation activity during the nine months ended September 30, 2012 and 2011.

	2012	2011
Beginning balance – January 1	$758	$721
Reductions for payments made	(61)	(54)
Changes in estimates	65	120
Ending balance – September 30	$762	$787
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2012 and December 31, 2011, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $925 and $1,003.
C-17
At September 30, 2012, our backlog included 5 C-17 aircraft under contract with the U.S. Air Force (USAF) and international orders for 12 C-17 aircraft. We are currently producing C-17 aircraft at a rate of 10 per year. Should additional orders not materialize, it is reasonably possible that we will decide in 2013 to end production of the C-17 at a future date. We are still evaluating the full financial impact of a potential production shut-down, including additional pension curtailment charges, and any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract. At September 30, 2012, we had approximately $155 of inventory expenditures and potential termination liabilities to suppliers primarily associated with two unsold aircraft.
U.S. Government Defense Budget/Sequestration
In August 2011, the Budget Control Act (the Act) reduced the United States Department of Defense (U.S. DoD) top line budget by approximately $490 billion over 10 years starting in fiscal year 2012. In addition, barring Congressional action, further budget cuts (or sequestration) as outlined in the Act will be implemented starting in January 2013 which would lead to additional reductions of approximately $500 billion from the defense top line budget over the next nine years, resulting in aggregate reductions of about $1 trillion through 2021. In June 2012, the Office of Management and Budget (OMB) announced that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds will also be included in aggregate reductions. In September 2012, OMB provided a report to Congress stating that it was unable to determine the amount of sequestration at the program, project, and activity level until consistent, government-wide definitions are established. OMB did, however, estimate that sequestration would reduce non-exempt discretionary accounts in defense by about 9.4% and non-defense budgets by 8.2%. The U.S. DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. Any reduction in levels of U.S. DoD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a material impact on the operating results of our BDS business. While U.S. DoD would sustain the bulk of sequestration cuts affecting the Company, civil programs and agencies would be significantly impacted as well.
In September 2012, Congress passed, and the President signed, legislation making continuing appropriations from October 1, 2012 through March 27, 2013. This will enable programs to continue at the same operations rate as in 2012.
BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Airborne Early Warning and Control (AEW&C), India P-8I, Saudi F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge for reach-forward losses during the next 12 months.
Commercial Airplane Development Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 787,747-8 and 737 MAX, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure, and research and development. Changes to cost and revenue estimates could also result in lower margins or a material charge for reach-forward losses during the next 12 months.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Contingent repurchase commitments	$2,315	$3,290	$2,315	$3,290	$5	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	215	215
Contract pricing	261	261			7	7
Other Delta contracts	157	137			8	8
Other indemnifications	144	212			33	51
Credit guarantees	13	17	4	12	2	2
Residual value guarantees	11	29	10	21	1	6

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
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,221 of inventory that was contributed by us. ULA has made advance payments of $1,020 to us and we have recorded revenues and cost of sales of $717 under the inventory supply agreement through September 30, 2012. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $35.
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
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal, and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to the expiration. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. A hearing before the ASBCA has been scheduled for November 18, 2013. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $280 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $19 for our portion of additional contract losses incurred by ULA.
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At September 30, 2012 and December 31, 2011, our maximum future cash exposure to losses associated with the loss sharing arrangement was $144 and $212 and our accrued liability under the loss sharing arrangement was $33 and $51.
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
Note 11 – Debt
We have $4,600 currently available under credit line agreements, of which $2,300 is a 364-day revolving credit facility expiring in November 2013 and $2,300 is a five-year credit facility expiring in November 2017. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. We have given BCC exclusive access to $750 under the 364-day facility and $750 under the five-year facility. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements, including those at BCC.

Note 12 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2012	2011	2012	2011
Service cost	$1,233	$1,053	$411	$351
Interest cost	2,253	2,339	751	780
Expected return on plan assets	(2,874)	(2,805)	(958)	(935)
Amortization of prior service costs	168	182	56	61
Recognized net actuarial loss	1,452	942	484	314
Settlement and curtailment loss/(gain)	10	64		9
Net periodic benefit cost	$2,242	$1,775	$744	$580
Net periodic benefit cost included in Earnings from operations	$1,831	$1,304	$583	$389

	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefit Plans	2012	2011	2012	2011
Service cost	$108	$182	$36	$110
Interest cost	237	377	79	171
Expected return on plan assets	(6)	(4)	(2)	(2)
Amortization of prior service costs	(147)	(72)	(49)	(24)
Recognized net actuarial loss	90	142	30	76
Settlement and curtailment loss/(gain)	(2)
Net periodic benefit cost	$280	$625	$94	$331
Net periodic benefit cost included in Earnings from operations	$414	$561	$132	$281
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
During the nine months ended September 30, 2012 and 2011, we made discretionary pension contributions of $1,513 and $500. During the nine months ended September 30, 2012 and 2011, we made contributions to our other postretirement benefit plans of $11 and $12.

Note 13 – Share-Based Compensation and Other Compensation Arrangements
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
Performance Awards
On February 27, 2012, we granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2014. The minimum payout amount is $0 and the maximum payout is $272.
Note 14 – Derivative Financial Instruments
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
Derivative Instruments Not Receiving Hedge Accounting Treatment
We also hold certain derivative instruments, primarily foreign currency forward contracts, for risk management purposes that are not receiving hedge accounting treatment.

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2012	December 31 2011	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,079	$2,536	$211	$185	($16)	($33)
Interest rate contracts	388	388	30	29
Commodity contracts	72	102			(84)	(112)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	578	605		2	(67)	(47)
Commodity contracts	12				(6)
Total derivatives	3,129	3,631	241	216	(173)	(192)
Netting arrangements			(79)	(61)	79	61
Net recorded balance			$162	$155	($94)	($131)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on other comprehensive loss and Net earnings were as follows:

	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts	$35	($20)	$36	($79)
Commodity contracts	(10)	(26)	1	(12)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	18	21	8	7
Commodity contracts	(26)	(20)	(8)	(7)
Forward points recognized in Other income/(expense), net:
Foreign exchange contracts	16	30	4	24
Undesignated derivatives recognized in Other income/(expense), net:
Foreign exchange contracts	(11)	19	(1)	8
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $61 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income/(expense) was insignificant for the nine and three months ended September 30, 2012 and 2011.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at September 30, 2012 was $10. At September 30, 2012, there was no collateral posted related to our derivatives.

Note 15 – Fair Value Measurements
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

	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$2,815	$2,815			$3,104	$3,104
Available-for-sale investments	9	5		$4	10	5		$5
Derivatives	162		$162		155		$155
Total assets	$2,986	$2,820	$162	$4	$3,269	$3,109	$155	$5
Liabilities
Derivatives	($94)		($94)		($131)		($131)
Total liabilities	($94)		($94)		($131)		($131)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the nine months ended September 30 and the fair value and asset classification of the related assets as of the impairment date:

	2012		2011
	Fair Value	Total Losses	Fair Value	Total Losses
Equipment under operating leases & Assets held for sale or re-lease	$25	($31)	$111	($49)
Property, plant and equipment	19	(21)
Acquired intangible asset			8	(1)
Total	$44	($52)	$119	($50)
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
For Level 3 assets that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2012, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2012					December 31, 2011
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Total Fair Value
Assets
Accounts receivable, net	$5,437	$5,454		$5,454		$5,793	$5,690
Notes receivable, net	650	710		710		792	836
Liabilities
Debt, excluding capital lease obligations	(10,988)	(13,258)		(13,189)	($69)	(12,136)	(14,099)
Accounts payable	(9,152)	(9,148)		(9,148)		(8,406)	(8,396)
Residual value and credit guarantees	(3)	(2)			(2)	(8)	(9)
Contingent repurchase commitments	(5)	(7)			(7)	(7)	(4)
The fair values of Accounts receivable and Accounts payable are based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated using discounted cash flow analysis with interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair value of our debt classified as Level 3 is based on the median of the underlying collateral value as described above. The fair values of the residual value guarantees and contingent repurchase commitments are determined using a Black Futures Options formula and include such assumptions as the expected value of the aircraft on the settlement date, volatility of aircraft prices, time until settlement and the risk free discount rate. The fair value of the credit guarantees is estimated based on the expected cash flows of those commitments, given the creditor’s probability of default, and discounted using the risk free rate. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2012 and December 31, 2011. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 16 – Legal Proceedings
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
The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2012, inventories included approximately $587 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.
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

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2012. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If after all legal proceedings are concluded, the court determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $237 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,580). In that event, our loss would total approximately $1,738 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,185, including interest from June 26, 1991.
Employment, Labor and Benefits Litigation
We have been named as a defendant in two pending class action lawsuits filed in the U.S. District Court for the District of Kansas, each related to the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit). The first action involves allegations that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated ERISA, violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. The court granted summary judgment in 2010 in favor of Boeing and Spirit on all class action claims, and during the third quarter of 2012 the Tenth Circuit Court of Appeals affirmed the summary judgment. No further proceedings are scheduled at this time, but individual claimants may elect to pursue their respective claims of age discrimination.
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
On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. During the first quarter of 2010, the Seventh Circuit Court of Appeals granted a stay of trial proceedings in the district court pending resolution of an appeal made by Boeing in 2008 to the case’s class certification order. On January 21, 2011, the Seventh Circuit reversed the district court’s class certification order and decertified the class. The Seventh Circuit remanded the case to the district court for further proceedings. On March 2, 2011, plaintiffs filed an amended motion for class certification and a supplemental motion on August 7, 2011. Boeing’s opposition to class certification was filed on September 6, 2011. Plaintiffs’ reply brief in support of class certification was filed on September 27, 2011. The court has stated its intent to issue rulings on the amended motion for class certification and the alternative motion to proceed as a direct action for breach of fiduciary duty and then stay the case until it is determined if an appeal of the class certification order is filed. As a result, on September 19, 2012 the district court issued an order denying Boeing's motions for summary judgment as premature pending class determination. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.

BSSI/Telesat Canada
On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served Boeing Satellite Systems International Inc. (BSSI) with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers initially sought more than $385 in damages and $10 in lost profits in connection with their claims; as of April 11, 2012, they have revised their demand to seek between $42 and $71 in damages, all on behalf of the insurers. We have asserted a counterclaim against Telesat for $15 in unpaid performance incentive payments plus late charges.  We also asserted a contingent counterclaim contending that any award to insurers could only result from Telesat's breach of its contractual obligation to obtain a full waiver of subrogation rights barring recourse against BSSI. The arbitration hearing is currently scheduled for November 12, 2012. We believe that Telesat's claims lack merit. A group of our reinsurers has asserted certain defenses to coverage, but litigation regarding their claims has been stayed pending completion of the underlying arbitration.
Civil Securities Litigation
On November 13, 2009, plaintiff shareholders filed a putative securities fraud class action against The Boeing Company and two of our senior executives in federal district court in Chicago. This lawsuit arose from our June 2009 announcement that the first flight of the 787 Dreamliner would be postponed due to a need to reinforce an area within the side-of-body section of the aircraft. Plaintiffs contended that we were aware before June 2009 that the first flight could not take place as scheduled due to issues with the side-of-body section of the aircraft, and that our determination not to announce this delay earlier resulted in an artificial inflation of our stock price for a multi-week period in May and June 2009. On March 7, 2011, the Court dismissed the complaint with prejudice. On March 19, 2012, the Court denied the plaintiffs’ request to reconsider that order. On April 12, 2012, plaintiffs filed a Notice of Appeal, and on April 25, 2012, Boeing filed a Notice of Cross-Appeal based on the district court's failure to award sanctions against the plaintiffs. Briefing before the Seventh Circuit Court of Appeals is scheduled to be completed by early January 2013.
In addition, plaintiff shareholders have filed three similar shareholder derivative lawsuits concerning the flight schedule for the 787 Dreamliner that closely track the allegations in the putative class action lawsuit. Two of the suits were filed in Illinois state court and have been consolidated. The remaining derivative suit was filed in federal district court in Chicago. Following the March 2012 decision confirming the dismissal of the class action complaint, the plaintiffs in these derivative lawsuits agreed to voluntarily dismiss their lawsuits without prejudice. Plaintiff in the federal case filed a Notice of Voluntary Dismissal on June 26, 2012, and the court dismissed the case on June 28, 2012. Plaintiffs in the consolidated state case filed a Notice of Voluntary Dismissal on July 3, 2012, and the court dismissed the case on August 24, 2012.
Note 17 – Segment Information
Effective January 1, 2012, certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.
Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. See page 5 for a Summary of Business Segment Data, which is an integral part of this note.
Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Commercial Airplanes	$624	$572	$280	$204
Boeing Capital	38	49	11	15
Total	$662	$621	$291	$219

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

	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Share-based plans	($64)	($63)	($23)	($19)
Deferred compensation	(49)	4	(15)	64
Pension	(608)	(216)	(204)	(58)
Postretirement	(79)	(208)	(30)	(175)
Capitalized interest	(53)	(39)	(16)	(8)
Eliminations and other	(126)	(182)	(87)	(110)
Total	($979)	($704)	($375)	($306)
Segment assets and liabilities are summarized in the following tables:

Assets	September 30 2012	December 31 2011
Commercial Airplanes	$40,872	$35,458
Defense, Space & Security:
Boeing Military Aircraft	6,317	7,390
Network & Space Systems	6,735	7,018
Global Services & Support	3,538	3,582
Total Defense, Space & Security	16,590	17,990
Boeing Capital	4,155	4,626
Other segment	1,168	1,112
Unallocated items and eliminations	20,869	20,800
Total	$83,654	$79,986

Liabilities	September 30 2012	December 31 2011
Commercial Airplanes	$23,022	$21,757
Defense, Space & Security:
Boeing Military Aircraft	2,715	3,050
Network & Space Systems	846	1,096
Global Services & Support	1,775	1,612
Total Defense, Space & Security	5,336	5,758
Boeing Capital	2,789	3,719
Other segment	879	969
Unallocated items and eliminations	43,946	44,175
Total	$75,972	$76,378

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2012, the related condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2011, and the related consolidated statements of operations, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
October 24, 2012

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

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” on pages 6 through 15 of our most recent Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 9, 10, and 16 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking information speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Operating Results
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Revenues	$59,396	$49,180	$20,008	$17,727
Earnings from operations	$4,682	$4,247	$1,564	$1,714
Operating margins	7.9%	8.6%	7.8%	9.7%
Effective income tax rate	33.1%	33.6%	29.5%	33.4%
Net earnings from continuing operations	$2,925	$2,624	$1,034	$1,094
Diluted earnings per share	$3.84	$3.49	$1.35	$1.46

(Dollars in millions)	September 30 2012	December 31 2011
Total contractual backlog	$357,739	$339,657
Unobligated backlog	19,924	15,775
Revenues
The following table summarizes revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Commercial Airplanes	$34,966	$25,476	$12,186	$9,515
Defense, Space & Security	24,264	23,505	7,839	8,200
Boeing Capital	325	416	101	126
Other segment	93	107	27	33
Unallocated items and eliminations	(252)	(324)	(145)	(147)
Total	$59,396	$49,180	$20,008	$17,727
Revenues for the nine and three months ended September 30, 2012 increased by $10,216 million and $2,281 million or 21% and 13% compared with the same periods in 2011. Commercial Airplanes revenues increased by $9,490 million and $2,671 million or 37% and 28% due to higher new airplane deliveries. Defense, Space & Security (BDS) revenues for the nine and three months ended September 30, 2012 increased by $759 million for the nine months and decreased by $361 million for the three months compared with the same periods in the prior year. The nine month increase was due to higher revenues in the Boeing Military Aircraft (BMA) and Global Service & Support (GS&S) segments partially offset by lower revenues in the Network & Space Systems (N&SS) segment. The three month decrease was due to lower revenues in the N&SS and BMA segments partially offset by higher revenues in the GS&S segment.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Commercial Airplanes	$3,445	$2,514	$1,153	$1,085
Defense, Space & Security	2,317	2,293	827	824
Boeing Capital	102	133	33	19
Other segment	(203)	11	(74)	92
Unallocated items and eliminations	(979)	(704)	(375)	(306)
Total	$4,682	$4,247	$1,564	$1,714
Operating earnings for the nine months ended September 30, 2012 increased by $435 million compared with the same period in 2011. The increase was primarily driven by $931 million of higher Commercial Airplanes earnings, $129 million of lower unallocated postretirement expense and a $121 million benefit from a favorable litigation resolution. This was partially offset by $392 million of higher unallocated pension expense and a $203 million reduction in allowance for losses on receivables that increased Other segment earnings in 2011.
Operating earnings for the three months ended September 30, 2012 decreased by $150 million compared with the same period in 2011. The decrease reflects $146 million of higher unallocated pension expense in 2012 and a $141 million reduction in allowance for losses on receivables that increased Other Segment earnings in 2011. This was partially offset by a $145 million decrease in unallocated postretirement expense and $68 million of higher Commercial Airplanes earnings.
For the nine and three months ended September 30, 2012, Commercial Airplanes earnings increased by $931 million and $68 million reflecting higher new airplane deliveries and lower research and development spending partially offset by higher fleet support costs, business growth, other period costs and decreased earnings from commercial aviation services.
For the nine months ended September 30, 2012, BDS earnings increased by $24 million compared with the same period in 2011 due to higher earnings in the BMA and GS&S segments, partially offset by lower earnings in the N&SS segment. For the three months ended September 30, 2012, higher earnings in the BMA segment offset decreased earnings in the GS&S and N&SS segments.
Unallocated items and eliminations for the nine and three months ended September 30, 2012 increased by $275 million and $69 million compared with the same periods in 2011, reflecting higher pension costs. For the nine months ended September 30, 2012, these costs were partially offset by a benefit recorded as a result of a favorable court judgment on satellite litigation. Unallocated items and eliminations for the three months ended September 30, 2011 included higher postretirement expense of $145 million primarily related to an adjustment to prior years' accumulated postretirement benefit obligations.
Components of Unallocated items and eliminations are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Share-based plans	($64)	($63)	($23)	($19)
Deferred compensation	(49)	4	(15)	64
Pension	(608)	(216)	(204)	(58)
Postretirement	(79)	(208)	(30)	(175)
Eliminations and other	(179)	(221)	(103)	(118)
Total	($979)	($704)	($375)	($306)

Deferred compensation expense for the nine and three months ended September 30, 2012 increased by $53 million and $79 million compared with the same periods of the prior year. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions. Eliminations and other unallocated items for the nine months ended September 30, 2012 decreased by $42 million reflecting a $121 million benefit related to a favorable court judgment on satellite litigation recorded in 2012 and timing of intercompany expense allocations and elimination of profit on intercompany items.
Unallocated pension costs for the nine and three months ended September 30, 2012 increased by $392 million and $146 million compared with the same periods in 2011 reflecting higher amortization of prior actuarial losses and lower discount rates. The decrease in unallocated postretirement expense for the nine and three months ended September 30, 2012 is due to $161 million in additional expense recorded during the third quarter of 2011 due to an adjustment primarily related to prior years' accumulated postretirement benefit obligations. See the discussion of the postretirement liability understatement in Note 12 of our condensed consolidated financial statements. Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America (GAAP) in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes.
We recorded net periodic benefit cost related to pensions and other postretirement benefits of $2,522 million and $838 million for the nine and three months ended September 30, 2012 and $2,400 million and $911 million for the same periods in 2011. The increase in net periodic benefit costs related to pensions and other postretirement benefits is primarily due to higher amortization of actuarial losses and higher service costs driven by lower discount rates. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.
Earnings from operations included the following amounts allocated to business segments and Other unallocated items and eliminations.

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2012	2011	2012	2011
Allocated to business segments	($1,223)	($1,088)	($379)	($331)
Other unallocated items and eliminations	(608)	(216)	(204)	(58)
Total	($1,831)	($1,304)	($583)	($389)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefits	2012	2011	2012	2011
Allocated to business segments	($335)	($353)	($102)	($106)
Other unallocated items and eliminations	(79)	(208)	(30)	(175)
Total	($414)	($561)	($132)	($281)

Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Earnings from operations	$4,682	$4,247	$1,564	$1,714
Other income, net	39	76	17	49
Interest and debt expense	(346)	(374)	(115)	(121)
Earnings before income taxes	4,375	3,949	1,466	1,642
Income tax expense	(1,450)	(1,325)	(432)	(548)
Net earnings from continuing operations	$2,925	$2,624	$1,034	$1,094
Interest and debt expense for the nine and three months ended September 30, 2012 decreased by $28 million and $6 million, when compared with the same periods in 2011 due to lower interest rates and lower weighted average debt balances.
Our effective income tax rates were 33.1% and 29.5% for the nine and three months ended September 30, 2012 and 33.6% and 33.4% for the same periods in the prior year. The effective tax rates for the nine and three months ended September 30, 2012 are lower than the comparable prior year periods primarily due to discrete tax adjustments including settlement of non-US audits during the three months ended September 30, 2012 partially offset by research and development tax credits that existed in 2011, but do not exist in 2012. If Congress extends the research and development credit there will be a favorable impact on our 2012 effective income tax rate.
For additional discussion related to Income Taxes, see Note 3 to our condensed consolidated financial statements.
Backlog
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the nine months ended September 30, 2012 compared with December 31, 2011 was primarily due to commercial airplane orders in excess of deliveries, partially offset by changes in projected revenue escalation for undelivered commercial airplanes and cancelled orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase in unobligated backlog during the nine months ended September 30, 2012 was primarily due to F-15 and C-17 orders.
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
Collective Bargaining Agreement Our collective bargaining agreement with The Society of Professional Engineering Employees in Aerospace (SPEEA), which covers 23,600 employees, expired on October 6, 2012. SPEEA has filed a 60-day termination notice that commits SPEEA-represented employees to work through November 25, 2012. Boeing and SPEEA are currently in contract negotiations that could extend beyond the 60-day notice period if the parties have not reached agreement by that time.

Segment Results of Operations
Commercial Airplanes
Business Environment and Trends
Airline Industry Environment While regional variations persist, passenger traffic is expected to grow approximately 5% year-over-year in 2012. Air cargo traffic is expected to contract for the second year in a row in 2012. The relative weakness of the air cargo market has impacted near-term demand for new freighter aircraft and freighter conversions, and we continue to monitor the impact of this trend on our business. Global airline industry net profits are expected to total $4 billion in 2012 compared with $8 billion in 2011.
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
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Revenues	$34,966	$25,476	$12,186	$9,515
Earnings from operations	$3,445	$2,514	$1,153	$1,085
Operating margins	9.9%	9.9%	9.5%	11.4%

(Dollars in millions)	September 30 2012	December 31 2011
Contractual backlog	$305,383	$293,303
Unobligated backlog	1,793	2,088
Revenues
Year over year changes in Revenue are shown in the following table:

(Dollars in millions)	Nine months ended September 30, 2012 vs. September 30, 2011	Three months ended September 30, 2012 vs. September 30, 2011
New airplane sales	$9,767	$2,812
Commercial aviation services	(205)	(127)
Other	(72)	(14)
Total	$9,490	$2,671
Revenues for the nine and three months ended September 30, 2012 increased by $9,490 million and $2,671 million or 37% and 28% compared with the same periods of 2011. These increases were due to higher new airplane deliveries.

Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

	737	747	767	777	787	Total
Deliveries during the first nine months of 2012	310	21	20	62	23	436
Deliveries during the first nine months of 2011	281		14	53	1	349
Deliveries during the third quarter of 2012	102	8	7	20	12	149
Deliveries during the third quarter of 2011	100		5	21	1	127
Cumulative deliveries as of 9/30/2012	4,188	1,448	1,034	1,045	26
Cumulative deliveries as of 12/31/2011	3,878	1,427	1,014	983	3
Earnings From Operations
Earnings from operations for the nine months ended September 30, 2012 increased by $931 million compared with the same period of 2011. This was primarily due to higher new airplane deliveries, which drove an increase in earnings of $1,034 million, and lower research and development cost of $553 million primarily due to lower spending on the 747-8 and 787-8 programs. These increases were partially offset by lower earnings of $656 million driven by higher fleet support costs, business growth, other period costs and decreased earnings from commercial aviation services. Operating margins were unchanged at 9.9% reflecting higher new airplane deliveries and lower research and development costs, offset by higher period costs which included 787 and 747-8 fleet support and the dilutive effect of the 787 and 747-8 deliveries.

Earnings from operations for the three months ended September 30, 2012 increased by $68 million compared with the same period of 2011. This was primarily due to higher new airplane deliveries, which drove an increase in earnings of $94 million, and lower research and development cost of $99 million primarily due to lower spending on the 747-8 and 787-8 programs. These increases were partially offset by lower earnings of $125 million driven by higher fleet support costs, business growth, other period costs and decreased earnings from commercial aviation services. Operating margins decreased by 1.9 percentage points to 9.5% primarily due to the dilutive effect of 787 and 747-8 deliveries and higher period costs which included 787 fleet support, partially offset by lower research and development.
Backlog
The increase in contractual backlog during the nine months ended September 30, 2012 was due to orders in excess of deliveries, partially reduced by changes in projected revenue escalation and cancellations of orders. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.

Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 9/30/2012	737	747	767	777	787
Program accounting quantities	6,400	1,574	1,097	1,450	1,100
Undelivered units under firm orders	2,845	81	71	335	812
Cumulative firm orders	7,033	1,529	1,105	1,380	838

	Program
As of 12/31/2011	737	747	767	777	787
Program accounting quantities	6,200	1,549	1,084	1,350	1,100
Undelivered units under firm orders	2,365	97	72	380	857
Cumulative firm orders	6,243	1,524	1,086	1,363	860
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended September 30, 2012 due to the program's normal progress of obtaining additional orders and delivering airplanes. As planned, production increased from 31.5 to 35 airplanes per month during the first quarter of 2012. We continue to expect to increase production from 35 to 38 airplanes per month beginning in 2013 and a further increase to 42 airplanes per month beginning in 2014. The majority of the 737 orders during the nine months ended September 30, 2012 related to the 737 MAX, the new engine variant of the 737. The accounting quantity for the 737 program includes NG and MAX units. First delivery of the 737 MAX is expected in 2017.
747 Program The accounting quantity for the 747 program was unchanged for the three months ended September 30, 2012 and increased by 25 units during the nine months ended September 30, 2012, reflecting the normal process of estimating planned production under existing and anticipated contracts. We continue to incorporate changes identified during flight testing into previously completed airplanes. First delivery of the 747-8 Intercontinental occurred in February 2012.
The production rate increased from 1.5 to 2 airplanes per month in May 2012. We continue to monitor future production rates and the ongoing weakness in the air cargo market. We also remain focused on reducing out-of-sequence work, improving supply chain efficiency and implementing cost-reduction efforts. If market and production risks cannot be mitigated, the program could face further pressures on profitability and/or an additional reach-forward loss.
767 Program The accounting quantity for the 767 program increased by 7 units during the three months ended September 30, 2012 and 13 units during the nine months ended September 30, 2012 reflecting the normal process of estimating planned production under existing and anticipated contracts.
777 Program The accounting quantity for the 777 program was unchanged for the three months ended September 30, 2012 and increased by 100 units during the nine months ended September 30, 2012 due to the program’s normal progress of obtaining additional orders and delivering airplanes. As previously announced, we plan to increase our production rate from 7 per month to 8.3 per month in 2013.
787 Program We continue to incorporate engineering and other design changes identified during flight testing into already completed aircraft. Beginning in June 2012, airplanes coming out of final assembly have not required change incorporation at our Everett modification center. During the third quarter of 2012, we began the transition to a production rate of 5 airplanes per month in final assembly and activated the temporary surge line in Everett. We remain focused on achieving further planned increases in 787 production rates while continuing to satisfy customer mission and performance requirements. We also continue to monitor and address challenges associated with aircraft production and assembly, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work as well as weight and systems integration. We continue to expect to increase the production rate of 787 aircraft to 10 aircraft per month in final assembly by the end of 2013 with first deliveries occurring at that rate in early 2014. Our efforts to achieve planned production rate targets include improving the production system, coordinating rate increases with suppliers and increasing production rates in both Everett and North Charleston final assembly. We continue to expect first delivery of the 787-9 to occur in early 2014. In addition, we continue to work with our customers and suppliers to assess the specific impacts of prior schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. We believe that the other three 787 flight-test aircraft are commercially saleable and we continue to include costs related to those airplanes in program inventory at September 30, 2012. If we determine that one or more of the other aircraft cannot be sold, we may incur additional charges.
The accounting quantity of 1,100 units remains unchanged and represents approximately 10 years of production at planned production rates. The cumulative impacts of production challenges, change incorporation, schedule delays from prior periods and customer and supplier impacts have created significant pressure on program profitability. As a result, we have recorded low margins on deliveries through September 30, 2012. If risks associated with change incorporation, planned production rate increases, or introducing the 787-9 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
Additional Considerations
The 787 and 747-8 programs highlight the risks inherent in new airplane programs and new derivative airplanes, including, for example, development of the 787-9. In 2011, we launched a variant of the 737 that will feature new more fuel efficient engines — the 737 MAX. Costs related to development of new programs and derivative airplanes are expensed as incurred. Costs to produce new airplanes are included in inventory and accounted for using program accounting. Airplane programs have risk for reach-forward losses if our estimated production costs exceed our estimated program revenues for the accounting quantity. Generally, commercial airplanes are sold on a firm fixed-price basis with an indexed price escalation clause and are often sold several years before scheduled delivery. Each customer purchase agreement contains an escalation clause to account for the effects of economic fluctuations over the period of time from airplane sale to airplane delivery. A price escalation formula based on pre-defined factors is used to determine the final price of the airplane at the time of customer delivery. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Many new airplanes and derivatives have highly complex designs, utilize exotic materials and require extensive coordination and integration with supplier partners. As issues arise, such as those issues experienced on the 787 and 747-8 programs, we may experience schedule delays and higher costs to complete any new programs and/or derivative airplanes. Additionally, price escalation factors may also impact margins by reducing the estimated price of airplanes delivered in the future. There are other factors that could also result in lower margins or a material charge if a program has or is determined to have reach-forward losses. These include: changes to the program accounting quantity, customer and model mix, production costs and rates, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the financial statements are appropriate, the technical complexity of our programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Defense, Space & Security
Business Environment and Trends
U.S. Government Defense Environment Overview In August 2011, the Budget Control Act (the Act) reduced the United States Department of Defense (U.S. DoD) top line budget by approximately $490 billion over 10 years starting in fiscal year 2012. In addition, barring Congressional action, further budget cuts (or sequestration) as outlined in the Act will be implemented starting in January 2013 which would lead to additional reductions of approximately $500 billion from the defense top line budget over the next nine years, resulting in aggregate reductions of about $1 trillion through 2021. In June 2012, the Office of Management and Budget (OMB) announced that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds will also be included in aggregate reductions. In September 2012, OMB provided a report to Congress stating that it was unable to determine the amount of sequestration at the program, project, and activity level until consistent, government-wide definitions are established. OMB did, however, estimate that sequestration would reduce non-exempt discretionary accounts in defense by about 9.4% and non-defense budgets by 8.2%. The U.S. DoD has taken the position that such reductions would generate significant operational risks and may require the termination of certain, as yet undetermined, procurement programs. Any reduction in levels of U.S. DoD spending, cancellations or delays impacting existing contracts or programs, including through sequestration, could have a significant impact on the operating results of our BDS business. While U.S. DoD would sustain the bulk of sequestration cuts affecting the Company, civil programs and agencies would be significantly impacted as well.
In September 2012, Congress passed, and the President signed, legislation making continuing appropriations from October 1, 2012 through March 27, 2013. This will enable programs to continue at the same operations rate as in 2012.
BDS Realignment
Effective January 1, 2012, certain programs were realigned between BDS segments. Business segment data for 2011 has been adjusted to reflect the realignment. See Note 17.
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Revenues	$24,264	$23,505	$7,839	$8,200
Earnings from operations	$2,317	$2,293	$827	$824
Operating margins	9.5%	9.8%	10.5%	10.0%

(Dollars in millions)	September 30 2012	December 31 2011
Contractual backlog	$52,356	$46,354
Unobligated backlog	18,131	13,687
Revenues
BDS revenues for the nine months ended September 30, 2012 increased by $759 million, a 3% increase from the same period in 2011. The increase was due to higher revenues of $1,229 million in the BMA segment and $551 million in the GS&S segment, partially offset by lower revenues of $1,021 million in the N&SS segment.
BDS revenues for the three months ended September 30, 2012 decreased by $361 million, a 4% decrease from the same period in 2011. The decrease was due to lower revenues of $279 million in the N&SS segment and $175 million in the BMA segment, partially offset by higher revenues of $93 million in the GS&S segment.

Earnings From Operations
BDS operating earnings for the nine months ended September 30, 2012 increased by $24 million compared to the same period in 2011 and operating margins decreased to 9.5%. Higher earnings of $93 million and $82 million in the BMA and GS&S segments were partially offset by lower earnings of $151 million in the N&SS segment. Included above are net favorable cumulative contract catch-up adjustments which were $130 million higher for the nine months ended September 30, 2012 compared with 2011 primarily reflecting higher favorable adjustments in the BMA segment.
BDS operating earnings for the three months ended September 30, 2012 increased by $3 million compared with the same period in 2011 and operating margins increased to 10.5%. Higher earnings of $48 million in the BMA segment offset lower earnings of $28 million in the GS&S segment and $17 million in the N&SS segment. For the three months ended September 30, 2012 the year-over-year performance improvement includes $49 million of higher net favorable cumulative contract catch-up adjustments reflecting $79 million of higher net favorable BMA contract adjustments which were partially offset by an N&SS unfavorable adjustment.
Backlog
BDS total backlog was $70,487 million at September 30, 2012, reflecting an increase of 17% compared with total backlog at December 31, 2011 primarily due to F-15 and C-17 orders received in 2012.
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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the nine months ended September 30, 2012 and 2011, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $308 million and $178 million. For the three months ended September 30, 2012 and 2011, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $74 million and $25 million.

Boeing Military Aircraft
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Revenues	$12,227	$10,998	$3,789	$3,964
Earnings from operations	$1,245	$1,152	$445	$397
Operating margins	10.2%	10.5%	11.7%	10.0%

(Dollars in millions)	September 30 2012	December 31 2011
Contractual backlog	$28,485	$24,085
Unobligated backlog	11,465	7,155
Revenues
BMA revenues for the nine months ended September 30, 2012 increased by $1,229 million, an increase of 11% when compared with the same period in 2011. Revenues for the three months ended September 30, 2012 decreased by $175 million, a decrease of 4% from the same period in 2011.
The increase for the nine month period was primarily due to higher F-15 program revenues of $797 million reflecting initial revenues on the contract for the Kingdom of Saudi Arabia, including a significant amount of certain non-recurring design and technical development efforts performed prior to contract award and recognized as revenue in the first quarter of 2012. Revenue also increased by $879 million due to higher deliveries of P-8A, Apache and Chinook aircraft and higher milestone revenue of $138 million on the KC-46A Tanker program. These increases were partially offset by decreases of $614 million related to fewer deliveries of C-17 aircraft and the winding down of the F-22 program.
The decrease for the three month period was primarily due to lower revenues of $769 million on the AEW&C, C-17 and F-15 programs due to fewer aircraft deliveries, partially offset by higher revenues of $607 million on the P-8A, Apache and Chinook programs due to higher aircraft deliveries.
Deliveries of units for new-build production aircraft, excluding remanufactures and modifications were as follows:

	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
F/A-18 Models	36	38	12	13
F-15E Eagle	8	11		3
C-17 Globemaster	8	11	3	4
CH-47 Chinook	40	22	18	6
AH-64 Apache	13		10
AEW&C	2	2		2
P-8A Poseidon	3		2
KC-767 International Tanker		1
Total new-build production aircraft	110	85	45	28
Earnings From Operations
BMA operating earnings for the nine and three months ended September 30, 2012 increased by $93 million and $48 million, increases of 8% and 12% from the same periods in 2011.

The increase in earnings for the nine month period was primarily due to higher earnings on the F-15 and AEW&C programs and higher aircraft deliveries on the Apache and P-8A programs partially offset by lower aircraft deliveries on the C-17 program and a second quarter 2012 inventory write-down related to unmanned A160 rotorcraft. The increase in earnings includes net favorable cumulative catch-up contract adjustments which were $134 million higher for the nine months ended September 30, 2012 compared with 2011 primarily reflecting favorable adjustments on the F-22 and F-15 programs in 2012 and charges on the AEW&C program recorded in 2011.
The increase in earnings for the three month period was primarily due to higher aircraft deliveries on the P-8A, Chinook and Apache programs, favorable resolution of a contractual matter on the F-22 program and the AEW&C charge recorded in 2011, partially offset by lower aircraft deliveries on the C-17 program. For the three months ended September 30, 2012 net favorable cumulative contract catch-up adjustments were $79 million higher than 2011 primarily due to the favorable resolution of the F-22 contractual matter and the AEW&C charge recorded in 2011.
Backlog
BMA total backlog was $39,950 million at September 30, 2012, reflecting an increase of 28% from December 31, 2011 primarily due to F-15 and C-17 orders.
Additional Considerations
AEW&C The AEW&C development program, also known as Wedgetail in Australia, Peace Eagle in Turkey and Peace Eye in the Republic of Korea, consists of 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. All six Wedgetail aircraft have been delivered to Australia with initial customer acceptance. Final customer acceptance for all six Wedgetail aircraft is scheduled to be completed in the fourth quarter of 2012. The Peace Eagle program, which includes four aircraft, has completed formal aircraft testing and initiated ground testing. The first two of four Peace Eye aircraft were delivered to the Republic of Korea in 2011 and the third aircraft was delivered in May 2012. These are advanced and complex fixed-price development programs involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost and revenue estimates incorporated in the financial statements are appropriate; however, the technical complexity of the program creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be delayed, either of which could result in lower margins or additional material charges.
C-17 See the discussion of the C-17 program in Note 9 to our condensed consolidated financial statements.
Network & Space Systems
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Revenues	$5,672	$6,693	$1,990	$2,269
Earnings from operations	$360	$511	$161	$178
Operating margins	6.3%	7.6%	8.1%	7.8%

(Dollars in millions)	September 30 2012	December 31 2011
Contractual backlog	$9,721	$9,024
Unobligated backlog	5,348	6,424

Revenues
N&SS revenues for the nine and three months ended September 30, 2012 decreased by $1,021 million and $279 million, decreases of 15% and 12% compared with the same periods in 2011.
The decrease for the nine months is primarily attributable to $745 million of lower revenues on the Brigade Combat Team Modernization (BCTM) program which was terminated for convenience during 2011. In addition, customer funding constraints on the Ground-based Midcourse Defense (GMD) program and the conclusion of the Space Shuttle program reduced revenues by a total of $232 million.
The decrease for the three months is primarily attributable to $242 million of lower revenues on the BCTM program. In addition, lower sales of Delta inventory due to timing of United Launch Alliance (ULA) launches reduced revenues by $87 million. The decreases were partially offset by higher revenue of $97 million due to increased deliveries on our military satellite programs.
Earnings From Operations
N&SS operating earnings for the nine and three months ended September 30, 2012 decreased by $151 million and $17 million, decreases of 30% and 10% compared with the same periods in 2011.
The decreases in earnings for the nine and three months ended September 30, 2012 are primarily due to lower revenues on the BCTM program and a $42 million charge related to an anticipated contract restructure of an electronic and mission system program. The decrease for the three months ended September 30, 2012 was partially offset by an increase in equity earnings from the ULA and United Space Alliance (USA) joint ventures. For the nine and three months ended September 30, 2012 net favorable cumulative contract catch-up adjustments were $32 million and $29 million lower than the comparable periods in 2011 primarily reflecting the $42 million charge described above.
Operating earnings include equity earnings from the ULA and USA joint ventures of $150 million and $98 million for the nine and three months ended September 30, 2012 compared to $145 million and $36 million for the comparable periods in 2011. Operating earnings include a $39 million gain related to the termination and settlement of USA's defined benefit pension plans recorded in the third quarter of 2012.
Backlog
N&SS total backlog was $15,069 million at September 30, 2012, reflecting a decrease of 2% from December 31, 2011 primarily due to current year deliveries and sales on contracts awarded in prior years.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 9 and 10 of our condensed consolidated financial statements.
LightSquared, LLC See the discussion of the LightSquared, LLC receivables in Note 4 to our condensed consolidated financial statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 8 to our condensed consolidated financial statements.

Global Services & Support
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Revenues	$6,365	$5,814	$2,060	$1,967
Earnings from operations	$712	$630	$221	$249
Operating margins	11.2%	10.8%	10.7%	12.7%

(Dollars in millions)	September 30 2012	December 31 2011
Contractual backlog	$14,150	$13,245
Unobligated backlog	1,318	108
Revenues
GS&S revenues for the nine and three months ended September 30, 2012 increased by $551 million and $93 million, increases of 9% and 5% compared with the same periods in 2011.
The increase for the nine months ended September 30, 2012 was primarily due to higher volume in several Integrated Logistics (IL) programs, including contracts to support Chinook and C-17 aircraft and higher Training Systems & Government Services (TSGS) revenues on the P-8A program. The increase for the three months was primarily due to higher TSGS revenues on the P-8A program and higher Maintenance, Modification and Upgrade (MM&U) revenues on the A-10 program.
Earnings From Operations
GS&S operating earnings for the nine and three months ended September 30, 2012 increased by $82 million and decreased by $28 million compared with the same periods in 2011.The increase for the nine month period was primarily due to higher revenues on several IL programs and improved performance on several MM&U programs. The decrease in earnings and margins for the three month period compared to the same period in 2011 was primarily due to favorable performance adjustments in 2011 on several IL support programs.
Backlog
GS&S total backlog was $15,468 million at September 30, 2012, an increase of 16% from December 31, 2011 primarily due to the award of F-15 support contracts.
Boeing Capital
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Revenues	$325	$416	$101	$126
Earnings from operations	$102	$133	$33	$19
Operating margins	31%	32%	33%	15%

Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues for the nine and three months ended September 30, 2012 decreased by $91 million and $25 million compared with the same periods in 2011 primarily due to lower operating and finance lease income. Operating lease income decreased as a result of the return of aircraft and lower lease rates on re-leased aircraft. In addition, lower finance lease income reflects the revised contractual terms of BCC's leases with AirTran Holdings, LLC, a wholly owned subsidiary of Southwest Airlines Co. (Southwest), negotiated in conjunction with receiving a full guarantee from Southwest of those lease payment obligations in the fourth quarter of 2011.
Earnings From Operations
BCC’s operating earnings are presented net of interest expense, recovery of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the nine months ended September 30, 2012 decreased by $31 million when compared with the same period in 2011 primarily due to lower revenues partially offset by lower asset impairment and interest expense. Operating earnings for the three months ended September 30, 2012 increased by $14 million when compared with the same period in 2011 primarily due to lower asset impairment expense which more than offset lower revenues.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2012	December 31 2011
BCC customer financing and investment portfolio	$4,050	$4,315
Valuation allowance as a % of total receivables	2.2%	2.3%
Debt	$2,567	$3,400
Debt-to-equity ratio	5.0-to-1	6.3-to-1
BCC’s customer financing and investment portfolio at September 30, 2012 decreased from December 31, 2011 primarily due to normal portfolio run-off. At September 30, 2012 and December 31, 2011, BCC had $371 million and $521 million of assets that were held for sale or re-lease, of which $259 million and $476 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $83 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
For the nine months ended September 30, 2012 and 2011, AirTran Holdings, LLC accounted for 18% and 22% of BCC revenue. On July 8, 2012, BCC, Boeing, Southwest and Delta Air Lines, Inc. (Delta) reached agreement whereby the BCC 717 aircraft on lease to AirTran Airways, Inc. (AirTran) will be subleased from AirTran to Delta on a phased-in basis beginning in 2013, with the sublease scheduled for the duration of the lease term between BCC and AirTran. Delta has committed to lease these 717 aircraft from BCC for an additional seven-year period following the expiration of the sublease.
BCC enters into certain transactions with Boeing, reflected in the Other segment, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Bankruptcies
On November 29, 2011, American Airlines, Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. American Airlines has not rejected any of the leases related to our aircraft. At September 30, 2012, American Airlines accounted for $556 million of our customer financing portfolio, including $278 million recorded by BCC. We believe that our customer financing receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy for potential impacts on our business.
Restructurings and Restructuring Requests
From time to time, certain customers have requested a restructuring of their transactions with BCC. Since December 31, 2011, BCC has not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.
Other Segment

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2012	2011	2012	2011
Revenues	$93	$107	$27	$33
Earnings/(Loss) from operations	(203)	11	(74)	92
Other segment losses for the nine and three months ended September 30, 2012 increased by $214 million and $166 million compared with the same periods in 2011. The increase for the nine and three months ended September 30, 2012 compared with the same period in 2011 was primarily due to a $203 million and $141 million reduction in the allowance for losses on receivables during 2011.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2012	2011
Net earnings	$2,922	$2,625
Non-cash items	2,040	1,510
Changes in working capital	(1,621)	(3,043)
Net cash provided by operating activities	3,341	1,092
Net cash (used)/provided by investing activities	(4,593)	856
Net cash used by financing activities	(2,234)	(1,354)
Effect of exchange rate changes on cash and cash equivalents	19	1
Net decrease in cash and cash equivalents	(3,467)	595
Cash and cash equivalents at beginning of year	10,049	5,359
Cash and cash equivalents at end of period	$6,582	$5,954
Operating Activities Net cash provided by operating activities was $3,341 million during the nine months ended September 30, 2012, an increase of $2,249 million compared with the same period in 2011 primarily due to higher earnings and lower inventory growth in 2012, which was partially offset by an increase in contributions to our pension plans during 2012. The increase in inventory was driven by higher investments in commercial airplane program inventory, principally 787 inventory. We expect inventory to grow at a lower rate throughout 2012 as additional deliveries offset the ramp up of commercial airplane production and as design changes are incorporated into completed 747 and 787 airplanes. We made discretionary pension contributions of $1,513 million during the nine months ended September 30, 2012 compared with $500 million for the nine months ended September 30, 2011.
Investing Activities Cash used by investing activities totaled $4,593 million during the nine months ended September 30, 2012 compared with $856 million provided during the same period in 2011, largely due to changes in investments which primarily consist of time deposits. Net contributions to investments were $3,390 million in 2012 compared with net proceeds from investments of $1,917 million for the comparable period in 2011. We expect 2012 capital expenditures to be higher than 2011 due to continued investment to ramp up commercial airplane production rates.
Financing Activities Cash used by financing activities was $2,234 million during the nine months ended September 30, 2012, an increase of $880 million compared with the same period in 2011 primarily due to lower new borrowings of $34 million in 2012 as compared with $789 million of new borrowings for the comparable period in 2011.
During the nine months ended September 30, 2012, we repaid $1,273 million of debt, including repayments of $829 million of debt held at BCC. At September 30, 2012, the recorded balance of debt was $11,186 million of which $2,172 million was classified as short-term. This includes $2,567 million of debt recorded at BCC, of which $698 million was classified as short-term.
During the nine months ended September 30, 2012, we had 950,800 shares transferred to us from employees for tax withholding and did not repurchase any shares through our open market share repurchase program.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. At September 30, 2012, neither we nor BCC had any commercial paper borrowings outstanding. Currently, we have $4,600 million ($1,500 million exclusively available for BCC) of unused borrowing capacity on revolving credit line agreements.
Financing commitments totaled $17,998 million and $15,866 million at September 30, 2012 and December 31, 2011. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
At September 30, 2012, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). Our substantial borrowing capacity is not impacted by existing covenants.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 10 to our condensed consolidated financial statements.

Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 16 to our condensed consolidated financial statements, including our contesting the default termination of the contract for A-12 aircraft, certain employment, labor and benefits litigation, litigation/arbitration involving Boeing Satellite Systems International, Inc. and civil securities litigation relating to disclosures concerning the 787 program.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $762 million at September 30, 2012. For additional information, see Note 9 to our condensed consolidated financial statements.
Income Taxes We have recorded a liability of $1,018 million at September 30, 2012 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2011.
Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 16 to our condensed consolidated financial statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2012 thru 7/31/2012	28,817	$73.68		$3,610
8/1/2012 thru 8/31/2012	16,070	73.39		3,610
9/1/2012 thru 9/30/2012	2,549	71.92		3,610
Total	47,436	$73.49

(1)
We purchased an aggregate of 47,303 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. In addition, we purchased an aggregate of 133 shares in swap transactions.

(2)
On October 29, 2007, our Board of Directors approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3(ii)	By-Laws of The Boeing Company, as amended and restated August 27, 2012 (Exhibit 3.2 to the Company's Current Report on Form 8-K dated August 27, 2012).

10	Summary of Non-Employee Director Compensation.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 24, 2012	/s/ DIANA L. SANDS
(Date)	Diana L. Sands Vice President of Finance & Corporate Controller