Form 10-K
period 2012-12-31
BOEING CO
filed 2013-02-11
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2012, there were 751,347,709 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $55.8 billion.
The number of shares of the registrant’s common stock outstanding as of February 1, 2013 was 756,165,531.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2012.

THE BOEING COMPANY
Index to the Form 10-K
For the Fiscal Year Ended December 31, 2012

PART I
Item 1. Business
The Boeing Company, together with its subsidiaries (herein referred to as “Boeing,” the “Company,” “we,” “us,” “our”), is one of the world’s major aerospace firms.
We are organized based on the products and services we offer. We operate in five principal segments:

•	Commercial Airplanes;

•	Our Defense, Space & Security (BDS) business comprises three segments:

•	Boeing Military Aircraft (BMA),

•	Network & Space Systems (N&SS) and

•	Global Services & Support (GS&S); and

•	Boeing Capital (BCC).
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
Commercial Airplanes Segment
The Commercial Airplanes segment develops, produces and markets commercial jet aircraft and provides related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and non-U.S. airlines. This family of commercial jet aircraft in production includes the 737 narrow-body model and the 747, 767, 777 and 787 wide-body models. Development continues on the 787-9 and 737 MAX derivatives. The Commercial Airplanes segment also offers aviation services support, aircraft modifications, spares, training, maintenance documents and technical advice to commercial and government customers worldwide.
Defense, Space & Security
Our BDS operations principally involve research, development, production, modification and support of the products and related systems as described below. BDS' primary customer is the United States Department of Defense (U.S. DoD) with approximately 70% of BDS 2012 revenues being derived from this customer (excluding foreign military sales through the U.S. government). Other significant revenues were derived from the National Aeronautics and Space Administration (NASA), international defense markets, civil markets and commercial satellite markets. BDS consists of three capabilities-driven businesses: BMA, N&SS and GS&S. Additionally, the Phantom Works group is an integrated team that works with the three businesses via product development, rapid prototyping and customer engagement through experimentation and enterprise technology investment strategies.
Boeing Military Aircraft Segment
This segment is engaged in the research, development, production and modification of manned and unmanned military aircraft and weapons systems for global strike, including fighter and combat rotorcraft aircraft and missile systems; global mobility, including transport, tanker, rotorcraft and tilt-rotor aircraft; and airborne surveillance and reconnaissance, including command and control, battle management and airborne anti-submarine aircraft. The major programs in this segment include for global strike: EA-18G Growler Airborne Electronic Attack, F/A-18E/F Super Hornet, F-15 Strike Eagle, AH-64 Apache and Joint Direct Attack Munition; for global mobility: C-17 Globemaster III, USAF KC-46A Tanker, CH-47 Chinook and V-22 Osprey; and for airborne surveillance and reconnaissance: Airborne Early Warning and Control (AEW&C), P-8A Poseidon and India P-8I. During 2011, production deliveries concluded on the F-22 Raptor and KC-767 International Tanker programs.
Network & Space Systems Segment
This segment is engaged in the research, development, production and modification of the following products and related services: electronics and information systems, including command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), cyber and information solutions, and intelligence systems; strategic missile and defense systems; space and intelligence systems, including satellites and commercial satellite launch vehicles; and space exploration. The major programs in this segment include for electronics and information systems: Family of Advanced Beyond Line-of-Sight Terminals (FAB-T); for strategic missile and defense systems: Ground-based Midcourse Defense (GMD); for space and intelligence systems: commercial, civil and military satellites; and for space exploration: International Space Station, Space Launch System (SLS) and Crew Space Transportation-100. This segment also includes our joint venture operations related to United Launch Alliance and United Space Alliance. During 2011, the Brigade Combat Team Modernization (BCTM) and Space Shuttle programs concluded.
Global Services & Support Segment
This segment provides customers with mission readiness through total support solutions. Our global services business sustains aircraft and systems with a full spectrum of products and services through integrated logistics, including supply chain management and engineering support; maintenance, modification and upgrades for aircraft; and training systems and government services, including pilot and maintenance training. GS&S international operations include Boeing Defence U.K. Ltd., Boeing Defence Australia, and Alsalam Aircraft Company, a joint venture.
Integrated logistics comprises an integrated array of services that address the complete life cycle of aircraft and systems. Major programs include: C-17 Globemaster III Integrated Sustainment Program; F-15 support programs for the United States Air Force (USAF) and several other international customers; the F/A-18E/F support program; and domestic and international performance based logistic programs for the AH-64 Apache and CH-47 Chinook helicopters and other BDS platforms.
Maintenance, modification and upgrades for aircraft are performed at centers throughout the United States and around the world, providing rapid cycle time and aircraft services for military customers on a wide variety of BDS and non-BDS platforms.
Training systems and government services comprise a full range of training capabilities for domestic and international customers, including the design and development of trainers for multiple aircraft platforms, and logistics and asset management solutions.
Boeing Capital Segment
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

Financial and Other Business Information
See the Summary of Business Segment Data and Note 22 to our Consolidated Financial Statements for financial information, including revenues and earnings from operations, for each of our business segments.
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
Our total research and development expense amounted to $3.3 billion, $3.9 billion and $4.1 billion in 2012, 2011 and 2010, respectively.
Research and development costs also include bid and proposal efforts related to government products and services, as well as costs incurred in excess of amounts estimated to be recoverable under cost-sharing research and development agreements. Bid and proposal costs were $326 million, $332 million and $355 million in 2012, 2011 and 2010, respectively.
Employees
Total workforce level at December 31, 2012 was approximately 174,400.

As of December 31, 2012, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with the Union
The International Association of Machinists and Aerospace Workers (IAM)	21%	We have two major agreements; one expiring in January of 2015 and one in September of 2016.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	13%	We have one major agreement which expired in October of 2012 that is currently being renegotiated.
The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	2%	We have two major agreements; one expiring in October of 2014 and one in February of 2015.
Competition
The commercial jet aircraft market and the airline industry remain extremely competitive. We face aggressive international competitors who are intent on increasing their market share, such as Airbus, Embraer and Bombardier, and other entrants from Russia, China and Japan. We are focused on improving our processes and continuing cost reduction efforts. We intend to continue to compete with other airplane manufacturers by providing customers with greater value products, services, and support. We continue to leverage our extensive customer support services network which span the life cycle of the airplane: aircraft acquisition, readying for service, maintenance and engineering, enhancing and upgrading, and transitioning to the next model - as well as the daily cycle of gate-to-gate operations. This enables us to provide a high level of customer satisfaction and productivity.
BDS faces strong competition in all market segments, primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation. Non-U.S. companies such as BAE Systems and European Aeronautic Defence and Space Company (EADS), the parent of Airbus, continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain of our competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2013 with many international firms attempting to increase their U.S. presence.
Regulatory Matters
Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including but not limited to all of the branches of the U.S. military, NASA, the Federal Aviation Administration (FAA) and the Department of Homeland Security. Similar government authorities exist in our international markets.
Government Contracts. The U.S. government, and other governments, may terminate any of our government contracts at their convenience, as well as for default, based on our failure to meet specified performance requirements. If any of our U.S. government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default.

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
Environmental. We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We continually assess our compliance status and management of environmental matters to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Investigation, remediation, operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.
A Potentially Responsible Party (PRP) has joint and several liability under existing U.S. environmental laws. Where we have been designated a PRP by the Environmental Protection Agency or a state environmental agency, we are potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites. If we were required to fully fund the remediation of a site for which we were originally assigned a partial share, the statutory framework would allow us to pursue rights to contribution from other PRPs. For additional information relating to environmental contingencies, see Note 12 to our Consolidated Financial Statements.
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
Market conditions have a significant impact on demand for our commercial aircraft. The commercial aircraft market is predominantly driven by long-term trends in airline passenger and cargo traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability both in developed and emerging markets. Demand for our commercial aircraft is further influenced by airline profitability, availability of aircraft financing, world trade policies, government-to-government relations, technological changes, price and other competitive factors, fuel prices, terrorism, epidemics and environmental regulations. Traditionally, the airline industry has been cyclical and very competitive and has experienced significant profit swings and constant challenges to be more cost competitive. Significant deterioration in the global economic environment, the airline industry generally, or in the financial stability of one or more of our major customers could result in fewer new orders for aircraft or could cause customers to seek to postpone or cancel contractual orders and/or payments to us, which could result in lower revenues, profitability and cash flows and a reduction in our contractual backlog. In addition, because our commercial aircraft backlog consists of aircraft scheduled for delivery over a period of several years, any of these macroeconomic, industry or customer impacts could unexpectedly affect deliveries over a long period.
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
We derive a significant portion of our revenues from a limited number of commercial airlines. We can make no assurance that any customer will exercise purchase options, fulfill existing purchase commitments or purchase additional products or services from us. In addition, fleet decisions, airline consolidations or financial challenges involving any of our major commercial airline customers could significantly reduce our revenues and limit our opportunity to generate profits from those customers.
Our Commercial Airplanes business depends on our ability to maintain a healthy production system, achieve planned production rate targets, successfully develop new aircraft or new derivative aircraft, and meet or exceed stringent performance and reliability standards.
The commercial aircraft business is extremely complex, involving extensive coordination and integration with suppliers, highly-skilled labor from thousands of employees and other partners, and stringent regulatory requirements and performance and reliability standards. In addition, the introduction of new aircraft derivatives, such as the 787-9 and 737 MAX, involves increased risks associated with meeting development, testing, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy regulatory and customer requirements, and achieve or maintain, as applicable, program profitability is subject to significant risks.
We must meet planned production rate targets in order to satisfy customer demand and maintain our profitability. We continue to increase production rates for the 737, 777 and 787 programs, while at the same time engaging in significant ongoing development of the 787-9 and 737 MAX derivative aircraft. If production rate ramp-up efforts at any of our commercial aircraft assembly facilities are delayed or if our suppliers cannot timely deliver components to us at the rates necessary to achieve our planned rate increases, we may be unable to meet delivery schedules and the financial performance of one or more of our programs may suffer.
Operational challenges impacting the production system for one or more of our commercial aircraft programs could result in production delays and/or failure to meet customer demand for new aircraft, either of which would negatively impact our revenues and operating margins. Our commercial aircraft production system is extremely complex. Operational issues, including delays or defects in supplier components, failure to meet internal performance plans, or delays or failures to achieve required regulatory certifications, could result in significant out-of-sequence work and increased production costs, as well as delayed deliveries to customers, impacts to aircraft performance and/or increased warranty or fleet support costs. Further, if we cannot efficiently and cost-effectively incorporate design changes into already-completed 787 and 747-8 production aircraft, we may face further profitability pressures on these programs.
If our commercial airplanes fail to satisfy performance and reliability requirements, we could face additional costs and/or lower revenues. Developing and manufacturing commercial aircraft that meet or exceed our performance and reliability standards, as well as those of customers and regulatory agencies, can be costly and technologically challenging. These challenges are particularly significant with newer aircraft programs. Any failure of any Boeing aircraft to satisfy performance or reliability requirements could result in disruption to our operations, higher costs and/or lower revenues.
Changes in levels of U.S. government defense spending or overall acquisition priorities could negatively impact our financial position and results of operations.
We derive a substantial portion of our revenue from the U.S. government, primarily from defense related programs with the U.S. DoD. Levels of U.S. defense spending in future periods are very difficult to predict and subject to significant risks. In addition, significant budgetary constraints may result in further reductions to projected spending levels. In particular, U.S. government expenditures are subject to the potential for automatic reductions, generally referred to as “sequestration.” Sequestration may occur during 2013, resulting in significant additional reductions to spending by the U.S. DoD on both existing and new contracts as well as disruption of ongoing programs. We expect that sequestration would have similar impacts on other U.S government customers, such as NASA and various intelligence agencies. Even if sequestration does not occur, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on U.S. DoD spending levels. Due to these and other factors, overall U.S. government defense spending could decline, which could result in significant reductions to revenue, cash flow, profit and backlog primarily in our BDS business.
In addition, as a result of the significant ongoing uncertainty with respect to both U.S. defense spending levels and the nature of the threat environment, we expect the U.S. DoD to continue to emphasize cost-cutting and other efficiency initiatives in its procurement processes. If we can no longer adjust successfully to these changing acquisition priorities and/or fail to meet affordability targets set by the U.S. DoD customer, our revenues and market share would be further impacted.
We conduct a significant portion of our business pursuant to U.S. government contracts, which are subject to unique risks.
In 2012, 33% of our revenues were earned pursuant to U.S. government contracts, which include foreign military sales through the U.S. government. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.
Our sales to the U.S. government are subject to extensive procurement regulations, and changes to those regulations could increase our costs. New procurement regulations, or changes to existing requirements, could increase our compliance costs or otherwise have a material impact on the operating margins of our BDS business. For example, in 2012 the U.S. DoD issued a final rule implementing regulations that increased levels of U.S. government oversight with respect to several key business systems of U.S. government prime contractors. These requirements may result in increased compliance costs, and we could be subject to additional costs in the form of withheld payments and/or reduced future business if we fail to comply with these requirements in the future. Compliance costs attributable to current and potential future procurement regulations such as these could negatively impact our financial condition and operating results.
The U.S. government may modify, curtail or terminate one or more of our contracts. The U.S. government contracting party may modify, curtail or terminate its contracts and subcontracts with us, without prior notice and either at its convenience or for default based on performance. For example, in 2011, the U.S. Army terminated for convenience the entire BCTM program. In addition, funding pursuant to our U.S. government contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints, changes in U.S. national security strategy and/or priorities or other reasons. Further uncertainty with respect to ongoing programs could also result in the event that the U.S. government finances its operations through temporary funding measures such as “continuing resolutions” rather than full-year appropriations. Any loss or anticipated loss of expected funding and/or modification, curtailment, or termination of one or more large programs could have a material adverse effect on our earnings, cash flow and/or financial position.
We are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under U.S. government contracts. U.S. government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit government contractors. These agencies review our performance under contracts, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and our compliance with our internal control systems and policies. Any costs found to be misclassified or inaccurately allocated to a specific contract will be deemed non-reimbursable, and to the extent already reimbursed, must be refunded. Any inadequacies in our systems and policies could result in withholds on billed receivables, penalties and reduced future business. Furthermore, if any audit, inquiry or investigation uncovers improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be false.
We enter into fixed-price contracts which could subject us to losses if we have cost overruns.
Our BDS business generated approximately 70% of its 2012 revenues from fixed-price contracts. While firm fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. The long term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.
Fixed-price development contracts are generally subject to more uncertainty than fixed-price production contracts. Many of these development programs have highly complex designs. In addition, technical or quality issues that arise during development could lead to schedule delays and higher costs to complete, which could result in a material charge or otherwise adversely affect our financial condition. Examples of significant BDS fixed-price development contracts include AEW&C, FAB-T, India P-8I, Saudi F-15, USAF KC-46A Tanker, and commercial and military satellites.

We enter into cost-type contracts which also carry risks.
Our BDS business generated approximately 30% of its 2012 revenues from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, Proprietary and SLS programs.
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
We rely on other companies including subcontractors and suppliers to provide and produce raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. If one or more of our suppliers or subcontractors experiences delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs. In addition, if one or more of the raw materials on which we depend (such as aluminum, titanium or composites) becomes unavailable or is available only at very high prices, we may be unable to deliver one or more of our products in a timely fashion or at budgeted costs. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.
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
Because of the significance of the judgments and estimation processes described above, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis – Critical Accounting Policies – Contract Accounting/Program Accounting” on pages 42 – 44 and Note 1 to our Consolidated Financial Statements on pages 55 – 65 of this Form 10-K.
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
In 2012, non-U.S. customers accounted for approximately 54% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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
The outcome of litigation and of government inquiries and investigations involving our business is unpredictable and an adverse decision in any such matter could have a material effect on our financial position and results of operations.
We are involved in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material impact on our financial position and results of operations. In addition, we are sometimes subject to government inquiries and investigations of our business due, among other things, to our business relationships with the U.S government, the heavily regulated nature of our industry, and in the case of environmental proceedings, our ownership of certain property. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could have a material impact on our financial position and operating results.
A significant portion of our and Boeing Capital’s customer financing portfolio is concentrated among certain customers based in the United States, and in certain types of Boeing aircraft, which exposes us to concentration risks.
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
We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. As of December 31, 2012 and 2011, our airplane financing commitments totaled $18,083 million and $15,866 million. If we require additional funding in order to fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual or financing commitments.

We may not realize the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures.
As part of our business strategy, we may merge with or acquire businesses and/or form joint ventures and strategic alliances. Whether we realize the anticipated benefits from these acquisitions and related activities depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. Consolidations of joint ventures could also impact our reported results of operations or financial position. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful. We also may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write-downs.
Our insurance coverage may be inadequate to cover all significant risk exposures.
We are exposed to liabilities that are unique to the products and services we provide. While we maintain insurance for certain risks and, in some circumstances, we may receive indemnification from the U.S. government, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the amount of our insurance coverage may not cover all claims or liabilities, and we may be forced to bear substantial costs. For example, liabilities arising from the use of certain of our products, such as aircraft technologies, missile systems, border security systems, anti-terrorism technologies, and/or air traffic management systems may not be insurable on commercially reasonable terms. While some of these products are shielded from liability within the U.S. under the SAFETY Act provisions of the 2002 Homeland Security Act, no such protection is available outside the U.S., potentially resulting in significant liabilities. The amount of insurance coverage we are able to maintain may be inadequate to cover these or other claims or liabilities.
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
Approximately 68,000 employees, which constitute 39% of our total workforce, are union represented as of December 31, 2012. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BMA program production and we may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with 12 U.S. labor organizations and 6 non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
We have substantial pension and other postretirement benefit obligations, which have a material impact on our earnings, shareholders' equity and cash flows from operations and could have significant adverse impacts in future periods.
We have qualified defined benefit pension plans that cover the majority of our employees. Potential pension contributions include both mandatory amounts required under the Employee Retirement Income Security Act (ERISA) and discretionary contributions to improve the plans' funded status. The extent of future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions as well as on our annual pension costs and/or result in a significant change to Shareholders' equity. For U.S. government contracts, we allocate pension costs to individual contracts based on U.S. Cost Accounting Standards which can also affect contract profitability. We also provide other postretirement benefits to certain of our employees, consisting principally of health care coverage for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management's Discussion and Analysis-Critical Accounting Policies-Postretirement Plans” on page 46 of this Form 10-K. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or stock we would contribute to our plans.

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
We face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We maintain an extensive network of technical security controls, policy enforcement mechanisms and monitoring systems in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in our systems, certain types of attacks could result in significant financial or information losses and/or reputational harm. In addition, we manage information technology systems for certain customers. Many of these customers face similar security threats. If we cannot prevent the unauthorized access, release and/or corruption of our customers’ confidential, classified or personally identifiable information, our reputation could be damaged, and/or we could face financial losses.
Item 1B. Unresolved Staff Comments
Not applicable
Item 2. Properties
We occupied approximately 83 million square feet of floor space on December 31, 2012 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 96% was located in the United States. The following table provides a summary of the floor space by business as of December 31, 2012:

(Square feet in thousands)	Owned	Leased	Government Owned(1)	Total
Commercial Airplanes	36,165	5,404		41,569
Defense, Space & Security	30,101	7,801		37,902
Other(2)	2,155	748	318	3,221
Total	68,421	13,953	318	82,692
(1) Excludes rent-free space furnished by U.S. government landlord of 546 square feet.
(2) Other includes BCC; EO&T; SSG; and our Corporate Headquarters.
At December 31, 2012, our segments occupied in excess of 74 million square feet of floor space at the following major locations:

•	Commercial Airplanes – Greater Seattle, WA; North Charleston, SC; Greater Los Angeles, CA; Portland, OR; Australia; and Canada

•
Defense, Space & Security – Greater Los Angeles, CA; Greater Seattle, WA; Greater St. Louis, MO; Philadelphia, PA; San Antonio, TX; Huntsville, AL; Mesa, AZ; Wichita, KS; Houston, TX; Oklahoma City, OK; and Greater Washington, DC

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
BSSI/Telesat Canada
On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served Boeing Satellite Systems International Inc. (BSSI) with an arbitration demand in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. During the fourth quarter of 2012, both the arbitration and the associated claims by reinsurers were dismissed after the parties agreed to settle on terms requiring no payment or admission of liability.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. As of February 1, 2013, there were 167,801 shareholders of record. Additional information required by this item is incorporated by reference from Note 23 to our Consolidated Financial Statements.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
10/1/2012 thru 10/31/2012	47,535	$70.05		$3,610
11/1/2012 thru 11/30/2012	4,728	71.69		3,610
12/1/2012 thru 12/31/2012	4,643	74.10		3,610
Total	56,906	$70.52

(1)
We purchased an aggregate of 56,906 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)
On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. In February 2009, repurchases were suspended and in December 2012 we announced the resumption of this program with repurchases expected to total between $1.5 and $2.0 billion in 2013.

Item 6. Selected Financial Data
Five-Year Summary (Unaudited)

(Dollars in millions, except per share data)	2012	2011	2010	2009	2008
Operations
Revenues:
Commercial Airplanes	$49,127	$36,171	$31,834	$34,051	$28,263
Defense, Space & Security:(1)
Boeing Military Aircraft	16,384	14,947	14,238	14,304	13,445
Network & Space Systems	7,584	8,654	9,449	10,871	11,346
Global Services & Support	8,639	8,375	8,256	8,486	7,256
Total Defense, Space & Security	32,607	31,976	31,943	33,661	32,047
Boeing Capital	441	520	639	660	703
Other segment	133	150	138	165	567
Unallocated items and eliminations	(610)	(82)	(248)	(256)	(671)
Total revenues	$81,698	$68,735	$64,306	$68,281	$60,909
General and administrative expense	3,717	3,408	3,644	3,364	3,084
Research and development expense	3,298	3,918	4,121	6,506	3,768
Other income/(loss), net	62	47	52	(26)	247
Net earnings from continuing operations	$3,903	$4,011	$3,311	$1,335	$2,654
Net gain/(loss) on disposal of discontinued operations, net of tax	(3)	7	(4)	(23)	18
Net earnings	$3,900	$4,018	$3,307	$1,312	$2,672
Basic earnings per share from continuing operations	5.15	5.38	4.50	1.89	3.68
Diluted earnings per share from continuing operations	5.11	5.33	4.46	1.87	3.65
Cash dividends declared	$1,360	$1,263	$1,245	$1,233	$1,187
Per share	1.81	1.70	1.68	1.68	1.62
Additions to Property, plant and equipment	1,703	1,713	1,125	1,186	1,674
Depreciation of Property, plant and equipment	1,248	1,119	1,096	1,066	1,013
Year-end workforce	174,400	171,700	160,500	157,100	162,200
Financial position at December 31
Total assets	$88,896	$79,986	$68,565	$62,053	$53,779
Working capital	12,327	8,536	5,177	2,392	(4,809)
Property, plant and equipment, net	9,660	9,313	8,931	8,784	8,762
Cash and cash equivalents	10,341	10,049	5,359	9,215	3,268
Short-term and other investments	3,217	1,223	5,158	2,008	11
Total debt	10,409	12,371	12,421	12,924	7,512
Customer financing assets	4,420	4,772	4,680	5,834	6,282
Shareholders’ equity(2)	5,867	3,515	2,766	2,128	(1,294)
Per share	7.76	4.72	3.76	2.93	(1.85)
Common shares outstanding (in millions)(3)	755.6	744.7	735.3	726.3	698.1
Contractual Backlog:
Commercial Airplanes	$317,287	$293,303	$255,591	$250,476	$278,575
Defense, Space & Security:(1)
Boeing Military Aircraft	29,674	24,085	25,094	26,354	25,802
Network & Space Systems	9,692	9,024	9,567	7,731	8,868
Global Services & Support	15,702	13,245	13,703	11,939	10,615
Total Defense, Space & Security	55,068	46,354	48,364	46,024	45,285
Total contractual backlog	$372,355	$339,657	$303,955	$296,500	$323,860
Cash dividends have been paid on common stock every year since 1942.

(1)	Effective January 1, 2012, certain programs were realigned between BDS segments. Prior years have been recast for segment realignments.

(2)	Shareholders’ equity excludes non-controlling interest.

(3)	Represents actual number of shares outstanding as of December 31 and excludes treasury shares and the outstanding shares held by the ShareValue Trust, which was terminated in July 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations and Financial Condition
Overview
We are a global market leader in design, development, manufacture, sale, service and support of commercial jetliners, military aircraft, satellites, missile defense, human space flight and launch systems and services. We are one of the two major manufacturers of 100+ seat airplanes for the worldwide commercial airline industry and one of the largest defense contractors in the U.S. While our principal operations are in the U.S., we conduct operations in many countries and rely on an extensive network of international partners, key suppliers and subcontractors.
Our strategy is centered on successful execution in healthy core businesses – Commercial Airplanes and Defense, Space & Security (BDS) – supplemented and supported by Boeing Capital (BCC). Taken together, these core businesses have historically generated substantial earnings and cash flow that permit us to invest in new products and services. We focus on producing the products and providing the services that the market demands and we price our products and services to provide a fair return for our shareholders while continuing to find new ways to improve efficiency and quality. Commercial Airplanes is committed to being the leader in commercial aviation by offering airplanes and services that deliver superior design, efficiency and value to customers around the world. BDS integrates its resources in defense, intelligence, communications, security and space to deliver capability-driven solutions to its customers at reduced costs. Our strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets, underscored by an intense focus on growth and productivity. Our strategy also benefits as the cyclicality of commercial and defense markets often offset. BCC delivers value by supporting our business units and managing overall financing exposure.
Consolidated Results of Operations
Revenues
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Commercial Airplanes	$49,127	$36,171	$31,834
Defense, Space & Security	32,607	31,976	31,943
Boeing Capital	441	520	639
Other segment	133	150	138
Unallocated items and eliminations	(610)	(82)	(248)
Total	$81,698	$68,735	$64,306
Revenues in 2012 increased by $12,963 million or 19% compared with 2011. Commercial Airplanes revenues increased by $12,956 million primarily due to higher new airplane deliveries across all programs. BDS revenues increased by $631 million due to higher revenues in the Boeing Military Aircraft (BMA) and Global Service & Support (GS&S) segments partially offset by lower revenues in the Network & Space Systems (N&SS) segment. Unallocated items and eliminations reduced revenues by $610 million in 2012 compared with $82 million in 2011 reflecting higher intercompany deliveries of P-8 and commercial aircraft in 2012.
Revenues in 2011 increased by $4,429 million or 7% compared with 2010. Commercial Airplanes revenues increased by $4,337 million due to higher new airplane deliveries, including the impact of entry into service of the 787-8 and 747-8 Freighter, favorable new airplane delivery mix and higher commercial aviation services revenues. BDS revenues increased by $33 million primarily due to higher revenues in the BMA and GS&S segments, partially offset by lower revenues in the N&SS segment.
Earnings From Operations
The following table summarizes our earnings/(loss) from operations:
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Commercial Airplanes	$4,711	$3,495	$3,006
Defense, Space & Security	3,068	3,158	2,875
Boeing Capital	82	113	152
Other segment	(159)	66	(327)
Unallocated items and eliminations	(1,391)	(988)	(735)
Total	$6,311	$5,844	$4,971
Operating earnings in 2012 increased by $467 million compared with 2011. Commercial Airplanes earnings increased by $1,216 million reflecting higher new airplane deliveries and lower research and development expense partially offset by higher fleet support costs, increased operating costs associated with business growth, other period costs and decreased earnings from commercial aviation services. BDS earnings decreased by $90 million due to lower earnings in the N&SS segment, partially offset by higher earnings in the GS&S and BMA segments. Other segment losses increased by $225 million primarily due to a reduction in the allowance for losses on receivables in 2011. Unallocated items and eliminations in 2012 reduced earnings by $403 million compared with 2011 primarily due to higher pension costs.
Operating earnings in 2011 increased by $873 million compared with 2010. Commercial Airplanes earnings increased by $489 million, primarily due to higher revenues and a reduction in research and development costs, partially offset by increases in period costs associated with business growth. BDS earnings increased by $283 million compared with 2010 due to higher earnings in the BMA and GS&S segments, partially offset by lower earnings in the N&SS segment. Other segment earnings increased by $393 million primarily due to a $241 million reduction in the allowance for losses on receivables during 2011. Unallocated items and eliminations in 2011 reduced earnings by $253 million compared with 2010 primarily due to higher pension and postretirement costs.

The following table summarizes our research and development expense:

Years ended December 31,	2012	2011	2010
Commercial Airplanes	$2,049	$2,715	$2,975
Defense, Space & Security	1,189	1,138	1,136
Other	60	65	10
Total	$3,298	$3,918	$4,121

Our Research and development expense decreased by $620 million and $203 million in 2012 and 2011. These decreases were primarily due to lower spending at BCA on the 747-8 and 787-8 programs.
The most significant items included in Unallocated items and eliminations are shown in the following table:
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Share-based plans	($81)	($83)	($136)
Deferred compensation	(75)	(61)	(112)
Pension	(787)	(269)	54
Postretirement	(112)	(248)	(59)
Eliminations and other	(336)	(327)	(482)
Total	($1,391)	($988)	($735)
Share-based plans expense decreased by $53 million in 2011 primarily due to the expiration of the ShareValue trust at June 30, 2010.
Deferred compensation expense increased by $14 million in 2012 and decreased by $51 million in 2011. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price and broad stock market conditions.
Eliminations and other unallocated items expense increased by $9 million in 2012 and decreased by $155 million in 2011. The fluctuations in 2012 and 2011 were due to the timing of intercompany expense allocations and elimination of profit on intercompany items. The 2012 expense includes a $121 million benefit related to a favorable court judgment on satellite litigation and the 2010 expense includes a $55 million charitable contribution.
Unallocated pension and other postretirement expense represents the difference between costs recognized under Generally Accepted Accounting Principles in the United States of America (GAAP) in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. We recorded net periodic benefit cost related to pensions and other postretirement benefits of $3,383 million, $3,127 million and $1,864 million in 2012, 2011 and 2010, respectively. The increase in net periodic benefit costs related to pensions and other postretirement benefits is primarily due to higher amortization of actuarial losses and higher service costs driven by lower discount rates. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense. The unallocated expense in 2011 includes $161 million of additional expense recorded during the third quarter due to an adjustment primarily related to prior years’ accumulated postretirement benefit obligations. See the discussion of the postretirement liabilities in Note 15 to our Consolidated Financial Statements. Earnings from operations included the following amounts allocated to business segments and Other unallocated items and eliminations.

(Dollars in millions)	Pension			Other Postretirement Benefits
Years ended December 31,	2012	2011	2010	2012	2011	2010
Allocated to business segments	($1,620)	($1,379)	($1,155)	($431)	($444)	($421)
Other unallocated items and eliminations	(787)	(269)	54	(112)	(248)	(59)
Total	($2,407)	($1,648)	($1,101)	($543)	($692)	($480)
Other Earnings Items
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Earnings from operations	$6,311	$5,844	$4,971
Other income, net	62	47	52
Interest and debt expense	(463)	(498)	(516)
Earnings before income taxes	5,910	5,393	4,507
Income tax expense	(2,007)	(1,382)	(1,196)
Net earnings from continuing operations	$3,903	$4,011	$3,311
Interest and debt expense decreased by $35 million in 2012 and $18 million in 2011 as a result of lower weighted average interest rates and debt balances.
Our effective income tax rates were 34.0%, 25.6% and 26.5% for the years ended December 31, 2012, 2011 and 2010, respectively. Our 2012 effective tax rate was higher than prior years, primarily due to tax benefits of $397 million and $371 million recorded in 2011 and 2010 as a result of federal income tax audit settlements. Federal income tax audits have been settled for all years prior to 2007. The absence of research and development tax credits also contributed to the higher tax rate in 2012. Our 2011 effective tax rate was lower than 2010, primarily due to an income tax charge of $150 million recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010.
The research and development credit expired on December 31, 2011. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 that retroactively renews the research and development credit for 2012 and extends the credit through December 31, 2013. As tax law changes are recognized in the period in which new legislation is enacted, the 2012 R&D credit of approximately $150 million will be reflected as a discrete item in our income tax rate for the first quarter of 2013. For additional discussion related to Income Taxes, see Note 5 to our Consolidated Financial Statements.

Backlog
Our backlog at December 31 was as follows:

(Dollars in millions)	2012	2011	2010
Contractual Backlog:
Commercial Airplanes	$317,287	$293,303	$255,591
Defense, Space & Security:
Boeing Military Aircraft	29,674	24,085	25,094
Network and Space Systems	9,692	9,024	9,567
Global Services and Support	15,702	13,245	13,703
Total Defense, Space & Security	55,068	46,354	48,364
Total contractual backlog	$372,355	$339,657	$303,955
Unobligated backlog	$17,873	$15,775	$16,871
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during 2012 was due to commercial aircraft orders in excess of deliveries, partially reduced by cancellations of commercial airplane orders and changes in projected revenue escalation. The increase in contractual backlog during 2011 was due to commercial airplane orders in excess of deliveries and changes in projected revenue escalation for undelivered commercial airplanes.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase in unobligated backlog during 2012 is due to increases at BDS of $2,720 million compared with 2011 primarily due to F-15 orders and the contract award for the Space Launch System program received in 2012. The decrease in unobligated backlog during 2011 is due to decreases at BDS of $3,135 million compared with 2010 primarily due to funding of existing multi-year contracts and termination for convenience by the U.S. Army of the Brigade Combat Team Modernization (BCTM) program, partially offset by the U.S. Air Force (USAF) contract for the KC-46A Tanker and the Missile Defense Agency Development and Sustainment Contract.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the USAF to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker will be a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive firm contract valued at $4.9 billion and involves highly complex designs. Changes to our estimated cost to perform the work could result in a material charge. This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. For segment reporting purposes, backlog, revenues and costs are recorded in the Commercial Airplanes and BMA segments.
Collective Bargaining Agreement Our collective bargaining agreement with The Society of Professional Engineering Employees in Aerospace (SPEEA), which covers 23,600 employees, expired in October, 2012. SPEEA-represented employees continue to work under the terms of that contract. The parties continue contract negotiations and on January 17, 2013, Boeing presented a contract offer to SPEEA.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
Airline Industry Environment Global economic growth and global trade, which are the primary drivers of air travel and air cargo growth, remained weak in 2012. Despite this, passenger traffic grew by approximately 6% in 2011 and 2012 and is forecast to continue at or near the long-term trend of 5% in 2013. There continues to be significant variation between regions and airline business models, with airlines operating in emerging economies and low-cost-carriers leading growth. Estimates indicate a modest decline in air cargo traffic in 2012 with continued softness in 2013. The relative weakness of the air cargo market has impacted near-term demand for new freighter aircraft and freighter conversions, and we continue to monitor the impact of this trend on our business.
Airline financial performance also plays a role in the demand for new capacity. Airlines continue to focus on increasing revenue through alliances, partnerships, new marketing initiatives, and effective leveraging of ancillary services and related revenues. Airlines are also relentlessly focusing on reducing costs by renewing fleets to leverage more fuel efficient airplanes and by employing efficiency generating service offerings in a high-fuel-price environment. Net profits for the global airline industry are estimated to total $7 billion in 2012 and the forecast shows some improvement in 2013. These profit levels reflect low profit margins for the industry, and risk remains due to ongoing economic and political uncertainty.
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
Industry Competitiveness The commercial jet airplane market and the airline industry remain extremely competitive. Market liberalization in Europe and Asia has enabled low-cost airlines to continue gaining market share. These airlines have increased the pressure on airfares. This results in continued cost pressures for all airlines and price pressure on our products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins.
Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 15% of Commercial Airplanes’ contractual backlog, in dollar terms, is with U.S. airlines, including cargo carriers.
We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. With government support, Airbus has historically invested heavily to create a family of products to compete with ours. Regional jet makers Embraer and Bombardier, coming from the less than 100-seat commercial jet market, continue to develop larger and more capable airplanes. Additionally, other competitors from Russia, China and Japan are developing commercial jet aircraft in the market above 90 seats. Many of these competitors have historically enjoyed access to government-provided financial support, including “launch aid,” which greatly reduces the commercial risks associated with airplane development activities and enables airplanes to be brought to market more quickly than otherwise possible. This market environment has resulted in intense pressures on pricing and other competitive factors, and we expect these pressures to continue or intensify in the coming years.
Worldwide, airplane sales are generally conducted in U.S. dollars. Fluctuating exchange rates affect the profit potential of our major competitors, all of whom have significant costs in other currencies. Changes in value of the U.S. dollar relative to their local currencies impact competitors’ revenues and profits. Competitors routinely respond to a relatively weaker U.S. dollar by aggressively reducing costs and increasing productivity, thereby improving their longer-term competitive posture. If the U.S. dollar strengthens, competitors can use the improved efficiency to fund product development, gain market share through pricing and/or improve earnings.
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
Operating Results
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Revenues	$49,127	$36,171	$31,834
% of total company revenues	60%	53%	50%
Earnings/(loss) from operations	$4,711	$3,495	$3,006
Operating margins	9.6%	9.7%	9.4%
Research and development	$2,049	$2,715	$2,975
Contractual backlog	$317,287	$293,303	$255,591
Unobligated backlog	$1,466	$2,088	$49
Revenues
Year-over-year changes in Revenue are shown in the following table:

(Dollars in millions)	2012 vs. 2011	2011 vs. 2010
New airplane sales	$13,185	$3,766
Commercial aviation services	(161)	594
Other	(68)	(23)
Total	$12,956	$4,337
Revenues for 2012 increased by $12,956 million or 36% compared with 2011 primarily due to higher new airplane deliveries across all programs.
Revenues for 2011 increased by $4,337 million or 13.6% compared with 2010 due to higher new airplane deliveries, including the impact of entry into service of the 787-8 and 747-8 Freighter, favorable commercial airplane delivery model mix and higher commercial aviation services revenues. The increase in revenues from commercial aviation services was primarily due to increased sales of spares.

Commercial airplanes deliveries as of December 31 were as follows:

	737		747	767	777	787		Total
2012
Cumulative deliveries	4,293		1,458	1,040	1,066	49
Deliveries	415	(1)	31	26	83	46	(2)	601
2011
Cumulative deliveries	3,878		1,427	1,014	983	3
Deliveries	372	(1)	9	20	73	3		477
2010
Cumulative deliveries	3,506		1,418	994	910
Deliveries	376	(1)		12	74			462

(1)	Includes intercompany deliveries of nine aircraft in 2012, seven in 2011 and five in 2010.

(2)	Includes three aircraft accounted for as revenues by BCA and as operating leases in consolidation.
Earnings From Operations
Earnings from operations for 2012 increased by $1,216 million compared with 2011. This was primarily due to higher new airplane deliveries, which drove an increase in earnings of $1,292 million, and lower research and development expense of $666 million primarily due to lower spending on the 747-8 and 787-8 programs. These increases were partially offset by lower earnings of $742 million driven by higher fleet support costs, increased operating costs associated with business growth, other period costs and decreased earnings from commercial aviation services. The decrease in operating margins from 9.7% in 2011 to 9.6% in 2012 was primarily due to the dilutive effect of the 787 and 747-8 deliveries.
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
Backlog Firm backlog represents orders for products and services where no contingencies remain before we and the customer are required to perform. Backlog does not include prospective orders where customer controlled contingencies remain, such as the customers receiving approval from their Board of Directors, shareholders or government and completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly certain. Firm orders exclude options. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.
The increase in contractual backlog during 2012 was due to orders in excess of deliveries, partially reduced by cancellations of orders and changes in projected revenue escalation. The decrease in unobligated backlog in 2012 was due to incremental funding of the existing multi-year contract for Commercial Airplanes’ share of the USAF contract for the KC-46A Tanker.
The increase in contractual backlog during 2011 was due to orders in excess of deliveries and changes in projected revenue escalation, partially reduced by cancellations of orders. The increase in unobligated backlog in 2011 represents Commercial Airplanes’ share of the USAF contract for the KC-46A Tanker.

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
The following table provides details of the accounting quantities and firm orders by program as of December 31. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
	737	747	767	777	787
2012
Program accounting quantities	6,600	1,574	1,103	1,450	1,100
Undelivered units under firm orders	3,074	67	68	365	799
Cumulative firm orders	7,367	1,525	1,108	1,431	848
2011
Program accounting quantities	6,200	1,549	1,084	1,350	1,100
Undelivered units under firm orders	2,365	97	72	380	857
Cumulative firm orders	6,243	1,524	1,086	1,363	860
2010
Program accounting quantities	5,000	1,524	1,048	1,150	*
Undelivered units under firm orders	2,186	107	50	253	847
Cumulative firm orders	5,692	1,525	1,044	1,163	847

*	The initial accounting quantity for the 787 program was established in the third quarter of 2011.
737 Program The accounting quantity for the 737 program increased by 400 units during 2012 due to the program’s normal progress of obtaining additional orders and delivering airplanes. As planned, production increased from 31.5 to 35 airplanes per month during 2012. We continue to expect to increase production from 35 to 38 airplanes per month beginning in 2013 and a further increase to 42 airplanes per month beginning in 2014. The majority of the 737 orders during 2012 related to the 737 MAX, the new engine variant of the 737. The accounting quantity for the 737 program includes NG and MAX units. First delivery of the 737 MAX is expected in 2017.
747 Program The accounting quantity for the 747 program increased by 25 units in 2012, reflecting the normal process of estimating planned production under existing and anticipated contracts. We continue to incorporate changes identified during flight testing into previously completed airplanes. First delivery of the 747-8 Intercontinental occurred in February 2012.
The production rate increased from 1.5 to 2 airplanes per month in May 2012. Ongoing weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in pricing pressures and fewer orders than anticipated in 2012. We have a number of unsold Freighter and Intercontinental production positions beyond 2013. If we are unable to obtain orders for multiple Freighter aircraft in 2013 consistent with our near-term production plans, we may be required to take actions including reducing the number of airplanes produced and/or building airplanes for which we have not received firm orders. We also remain focused on reducing out-of-sequence work, improving supply chain efficiency and implementing cost-reduction efforts. If market and production risks cannot be mitigated, the program could face an additional reach-forward loss that may be material.
767 Program The accounting quantity for the 767 program increased by 19 units during 2012 reflecting the normal process of estimating planned production under existing and anticipated contracts. As we reconfigure the 767 assembly line to include the USAF KC-46A Tanker, we plan to decrease our production rate from 2 to 1 airplanes per month in late 2013. We then expect to increase the rate to 1.5 per month in 2014 and back to 2 per month in 2016.
777 Program The accounting quantity for the 777 program increased by 100 units during 2012 due to the program’s normal progress of obtaining additional orders and delivering airplanes. As previously announced, we plan to increase our production rate from 7 per month to 8.3 per month in 2013.
787 Program We delivered 46 787 aircraft in 2012 bringing cumulative deliveries to 49. We continued to incorporate engineering and other design changes identified during flight testing into already completed aircraft. Beginning in June 2012, airplanes coming out of final assembly have not required change incorporation at our Everett modification center. During the second quarter of 2012 we achieved a production rate of 3.5 per month in final assembly and in the fourth quarter of 2012, we achieved a program production rate of 5 airplanes per month in final assembly. We also activated the temporary surge line in Everett in the third quarter. We remain focused on achieving further planned increases in 787 production rates while continuing to satisfy customer mission and performance requirements. We also continue to monitor and address challenges associated with aircraft production and assembly, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, as well as introduction of the 787-9 derivative into the manufacturing process. We continue to expect to increase the production rate of 787 aircraft to 10 per month in final assembly by the end of 2013 with first deliveries occurring at that rate in early 2014. Our efforts to achieve planned production rate targets include improving the production system, coordinating rate increases with suppliers and increasing production rates in both Everett and North Charleston final assembly. We continue to expect first delivery of the 787-9 to occur in early 2014. In addition, we continue to work with our customers and suppliers to assess the specific impacts of prior schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. During the fourth quarter of 2012 we finalized an order for one of the three remaining flight test aircraft. We continue to believe that the other two 787 flight-test aircraft are commercially saleable and we continue to include costs related to those airplanes in program inventory at December 31, 2012. If we determine that either of the remaining aircraft cannot be sold, we may incur additional charges.
The accounting quantity of 1,100 units remains unchanged and represents approximately 10 years of production at planned production rates. The cumulative impacts of production challenges, change incorporation, schedule delays from prior periods and customer and supplier impacts have created significant pressure on program profitability. If risks related to this program, including risks associated with change incorporation, planned production rate increases, or introducing the 787-9 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
A battery-related failure occurred on a 787 aircraft on January 7, 2013. On January 15, 2013 a second 787 aircraft had a battery incident. On January 16, 2013, the Federal Aviation Administration issued an airworthiness directive to address potential battery risk on the 787 and required U.S. aircraft operators to suspend operations of all 787 aircraft. International government regulators also issued directives to the same effect. We are working with the government regulators and 787 aircraft operators to investigate both incidents. While production continues on the 787, we have suspended deliveries until appropriate clearance is granted by the regulatory agencies. We are unable to reasonably estimate a loss or a range of loss at this time because such estimates are dependent on the ultimate finding as to cause and the timing and conditions surrounding a resolution and return to flight. Any such resolution could have a material effect on our financial position, results of operations or cash flows.
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
Our Research and development expense decreased by $666 million and $260 million in 2012 and 2011. These decreases were primarily due to lower spending on the 747-8 and 787-8 programs.
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from thousands of employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft derivatives, such as the 787-9 and 737 MAX, involves increased risks associated with meeting development, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors in aircraft purchase contracts, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Defense, Space & Security
Business Environment and Trends
U.S. Defense Environment Overview In August 2011, the Budget Control Act reduced the United States Department of Defense (U.S. DoD) top line budget by approximately $490 billion through 2021. In addition, U.S. government expenditures are subject to the potential for further reductions, generally referred to as “sequestration”. Sequestration would result in additional reductions of approximately $500 billion from the defense top line budget through 2021. The Office of Management and Budget (OMB) has estimated that sequestration would reduce non-exempt defense discretionary accounts during U.S. government fiscal year 2013 by approximately 9.4% (excluding military personnel accounts). The OMB has further stated that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds would be included in aggregate reductions but has otherwise indicated that it cannot yet assess the impact of sequestration at the program, project and activity level. The U.S. DoD has indicated that such reductions might require the termination of certain, as yet undetermined, procurement programs, and other U.S. government customers, such as NASA and various intelligence agencies, may be required to take comparable actions. Any such impacts could have a material effect on our results of operations, financial position and/or cash flows. With the aforementioned fiscal challenges as a backdrop, the U.S. DoD announced a significant revision to the defense strategy in January 2012. This new strategy prioritized the Asia Pacific and Middle East regions, reduced the number of ground forces, maintained nuclear deterrence and reduced Cold War assets. Additionally, it emphasized the increasing importance of Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR); Cyber Security; Space; Special Operations; and Unmanned Systems in implementing the nation's security posture. We anticipated this shift in U.S. DoD priorities and aligned our strategy accordingly. As such, we have been developing organic and inorganic capabilities to better serve our customers and their emerging needs in these markets, including the acquisition over the last five years of targeted capabilities with expertise in these priority markets.
International Environment Overview The international market continues to be driven by rapidly evolving security challenges and the need for countries to modernize aging inventories. Western governments are pressured by new threats to security while at the same time dealing with constrained budgets. In Europe, the continuing financial challenges are forcing governments to institute austerity measures negatively impacting defense spending in the near term.
The strongest opportunities for BDS growth in 2013 will be the Middle East and Asia Pacific regions where the relative financial strength of these economies, coupled with a broad spectrum of evolving threats, will result in procurement of defense and security systems.

BDS Realignment
Effective January 1, 2012, 2011 and 2010, certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.
Operating Results
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Revenues	$32,607	$31,976	$31,943
% of total company revenues	40%	47%	50%
Earnings from operations	$3,068	$3,158	$2,875
Operating margins	9.4%	9.9%	9.0%
Contractual backlog	$55,068	$46,354	$48,364
Unobligated backlog	$16,407	$13,687	$16,822
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
Revenues
BDS revenues increased by $631 million in 2012 compared with 2011, due to higher revenues of $1,437 million in the BMA segment and $264 million in the GS&S segment, partially offset by lower revenues of $1,070 million in the N&SS segment. BDS revenues increased by $33 million in 2011 compared with 2010, due to higher revenues in the BMA and the GS&S segments, partially offset by lower revenues in the N&SS segment.
Operating Earnings
BDS operating earnings in 2012 decreased by $90 million compared with 2011 due to lower earnings of $201 million in the N&SS segment, partially offset by higher earnings of $56 million and $55 million in the GS&S and BMA segments. Included above are net favorable cumulative contract catch-up adjustments, which were $150 million higher in 2012 compared with 2011, primarily reflecting higher favorable adjustments in the BMA segment.
BDS operating earnings in 2011 increased by $283 million compared with 2010 primarily due to higher earnings of $276 million and $33 million in the BMA and GS&S segments, partially offset by lower earnings of $26 million in the N&SS segment. Included above are net favorable cumulative contract catch-up adjustments which were $104 million higher in 2011 compared with 2010.

Backlog
Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. BDS total backlog increased by 19% in 2012, from $60,041 million to $71,475 million, primarily due to F-15 and C-17 orders and the contract award for the Space Launch System program received in 2012. For further details on the changes between periods, refer to the discussions of the individual segments below.
Additional Considerations
Our BDS business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases, the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Examples of these programs include Ground-based Midcourse Defense (GMD), Proprietary and Space Launch Systems programs.
Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of significant fixed-price development programs include Airborne Early Warning and Control (AEW&C), Family of Advanced Beyond Line-of-Sight Terminals (FAB-T), India P-8I, Saudi F-15, USAF KC-46A Tanker, and commercial and military satellites.
Boeing Military Aircraft
Operating Results
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Revenues	$16,384	$14,947	$14,238
% of total company revenues	20%	22%	22%
Earnings from operations	$1,581	$1,526	$1,250
Operating margins	9.6%	10.2%	8.8%
Contractual backlog	$29,674	$24,085	$25,094
Unobligated backlog	$9,286	$7,155	$8,297
Revenues
BMA revenues increased by 10% in 2012 compared with 2011. The increase of $1,437 million in 2012 was primarily due to higher deliveries on the P-8A and Apache programs of $1,050 million and higher milestone revenue of $426 million on the KC-46A Tanker program. In addition, F-15 program revenues were $450 million higher reflecting initial revenues on the contract for the Kingdom of Saudi Arabia partially offset by lower F-15 deliveries. These increases were partially offset by decreases of $723 million related to fewer deliveries of C-17 aircraft in 2012 and the conclusion of the KC-767 International Tanker program in 2011.

BMA revenues increased by 5% in 2011 compared with 2010. The increase of $709 million in 2011 was primarily due to higher AEW&C, C-17 and KC-767 International Tanker revenues. AEW&C revenues increased by $780 million in 2011 due to delivery of the first two Peace Eye aircraft and higher Wedgetail milestone revenues. C-17 revenues increased by $273 million reflecting favorable mix, partially offset by fewer deliveries. International Tanker revenues increased by $235 million due to higher deliveries. In addition, initial revenues on the USAF KC-46A Tanker were recognized in 2011. Lower volumes on the F-22, F/A-18 and Apache programs combined to reduce revenues by $613 million. Boeing production deliveries on the F-22 program ended in 2011. There were no new-build Apache deliveries in 2011, however, new-build deliveries resumed in 2012.
Deliveries of new-build production aircraft, excluding remanufactures and modifications, were as follows:

Years ended December 31,	2012	2011	2010
F/A-18 Models	48	49	50
F-15E Eagle	8	15	13
C-17 Globemaster III	10	13	14
CH-47 Chinook	51	32	20
AH-64 Apache	19		13
AEW&C	3	3	4
P-8A Poseidon	5
KC-767 International Tanker		3	1
Total new-build production aircraft	144	115	115
Operating Earnings
BMA operating earnings increased by $55 million in 2012 primarily due to higher aircraft deliveries on the P-8A and Apache programs and reach-forward loss provisions in 2011 on the KC-767 International Tanker program. These increases were partially offset by fewer aircraft deliveries on the C-17 program and higher research and development costs. The increase in earnings includes net favorable cumulative catch-up contract adjustments which were $139 million higher in 2012 compared with 2011 primarily reflecting favorable adjustments on the F-15 and Chinook programs.
Operating earnings increased by $276 million in 2011 primarily due to $236 million of higher earnings on the AEW&C program reflecting the initial Peace Eye deliveries and lower reach-forward loss provisions in 2011 on the AEW&C Wedgetail and Peace Eagle contracts. Lower reach-forward losses of $49 million on the KC-767 International Tanker program and lower research and development costs also contributed to the earnings improvements.
Backlog
BMA total backlog in 2012 increased by 25% from 2011, primarily due to F-15 and C-17 orders. Total backlog in 2011 decreased by 6% from 2010, primarily due to 2011 deliveries and sales on multi-year contracts awarded in prior years partially offset by BMA’s share of the USAF contract awards for the KC-46A and low-rate initial production of the P-8A.
Additional Considerations
C-17
See the discussion of the C-17 program in Note 12 to our Consolidated Financial Statements.

Network & Space Systems
Operating Results
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Revenues	$7,584	$8,654	$9,449
% of total company revenues	9%	13%	15%
Earnings from operations	$478	$679	$705
Operating margins	6.3%	7.8%	7.5%
Contractual backlog	$9,692	$9,024	$9,567
Unobligated backlog	$6,917	$6,424	$8,436
Revenues
N&SS revenues decreased by 12% in 2012 and 8% in 2011. The decrease of $1,070 million in 2012 was primarily due to $835 million of lower revenues on the Brigade Combat Team Modernization (BCTM) program, which was terminated for convenience during 2011. In addition, customer funding constraints on the GMD program and conclusion of the Space Shuttle program in 2011 reduced revenues by a total of $251 million. These decreases were partially offset by higher Space & Intelligence Systems revenues of $178 million due to larger volume of deliveries in 2012.
The decrease of $795 million in 2011 was primarily due to $577 million of lower revenues on the BCTM program, which was terminated for convenience during 2011. Lower revenues on the GMD, SBInet and Joint Tactical Radio System programs of $150 million, $146 million and $93 million, respectively, were more than offset by $150 million of higher sales of Delta inventory to United Launch Alliance (ULA) and $250 million of higher commercial and civil satellite revenues.
Delta launch and new-build satellite deliveries were as follows:

Years ended December 31,	2012	2011	2010
Delta II			1
Delta IV			1
Commercial and civil satellites	3	1	3
Military satellites	7	3	1
Operating Earnings
N&SS earnings decreased by $201 million in 2012 primarily due to lower revenues on the BCTM program and a $42 million charge related to a contract restructure of an electronic and mission system program. Net favorable cumulative contract catch-up adjustments were $56 million lower in 2012 than in 2011 primarily reflecting the $42 million charge described above. Operating earnings decreased by $26 million in 2011 primarily due to lower revenues and higher research and development costs.
N&SS operating earnings include equity earnings of $180 million, $194 million and $189 million from the United Space Alliance (USA) joint venture and the ULA joint venture in 2012, 2011 and 2010, respectively. Operating earnings in 2012 include a $39 million gain related to the termination and settlement of USA’s defined benefit pension plans.

Backlog
N&SS total backlog increased by 8% in 2012 compared with 2011 primarily due to the contract award for the Space Launch System program, partially offset by current year deliveries and sales on contracts awarded in prior years. Total backlog decreased 14% in 2011 compared with 2010 primarily due to termination for convenience by the U.S. Army of the BCTM program and revenues recognized on multi-year contracts awarded in prior years, partially offset by the contract award for the Missile Defense Agency Development and Sustainment Contract.
Additional Considerations
United Launch Alliance
See the discussion of ULA in Notes 7, 12, and 13 to our Consolidated Financial Statements.
Sea Launch
See the discussion of the Sea Launch receivables in Note 11 to our Consolidated Financial Statements.
LightSquared
See the discussion of the LightSquared receivables in Note 6 to our Consolidated Financial Statements.
Global Services & Support
Operating Results
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Revenues	$8,639	$8,375	$8,256
% of total company revenues	11%	12%	13%
Earnings from operations	$1,009	$953	$920
Operating margins	11.7%	11.4%	11.1%
Contractual backlog	$15,702	$13,245	$13,703
Unobligated backlog	$204	$108	$89
Revenues
GS&S revenues increased by 3% in 2012 and by 1% in 2011. The 2012 increase of $264 million is primarily due to higher volume in several Integrated Logistics (IL) programs, including contracts to support Chinook and C-17 aircraft, and higher Training Systems & Government Services (TSGS) revenues primarily related to the P-8A program. The 2011 increase of $119 million is primarily due to higher revenues on several IL programs, partially offset by lower revenues from Maintenance, Modifications and Upgrades (MM&U) due to the conclusion in 2010 of our KC-10 support program.

Operating Earnings
GS&S operating earnings increased by 6% in 2012 primarily due to improved performance on several MM&U programs and higher revenues on several IL programs. Net favorable cumulative contract catch-up adjustments were $67 million higher in 2012 than in 2011.
Operating earnings increased by 4% in 2011 primarily due to higher earnings on several IL programs, partially offset by lower earnings on MM&U programs.
Backlog
GS&S total backlog increased by 19% in 2012 compared with 2011 primarily due to the award of F-15 support contracts. Total backlog decreased by 3% in 2011 compared with 2010 primarily due to revenues recognized on multi-year contracts awarded in prior years on several IL programs, partially offset by a TSGS contract award on the P-8A program.
Boeing Capital
Business Environment and Trends
BCC’s customer financing and investment portfolio at December 31, 2012 totaled $4,066 million. A substantial portion of BCC’s portfolio is concentrated among certain U.S. commercial airline customers. BCC’s portfolio is also concentrated by varying degrees across Boeing aircraft product types most notably out-of-production Boeing aircraft such as 717 aircraft.
BCC provided customer financing of $364 million and $239 million during 2012 and 2011. While we may be required to fund a number of new aircraft deliveries in 2013, we expect financing will be available at reasonable prices from broad and globally diverse sources.
Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,200 western-built commercial jet aircraft (10% of current world fleet) were parked at the end of 2012, including both in-production and out-of-production aircraft types. Of these parked aircraft, approximately 25% are not expected to return to service. At the end of 2011 and 2010, 9.4% and 10.5% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service.
Summary Financial Information
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Revenues	$441	$520	$639
Earnings from operations	$82	$113	$152
Operating margins	19%	22%	24%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease and interest from financing receivables and notes. BCC’s revenues decreased $79 million in 2012 compared with 2011 primarily due to lower operating and finance lease income. Operating lease income decreased as a result of the return of aircraft and lower lease rates on re-leased aircraft. In addition, lower finance lease income reflects the revised contractual terms of BCC’s leases with AirTran Airways Inc.(Airtran), a wholly owned subsidiary of Southwest Airlines Co. (Southwest), negotiated in conjunction with receiving a full guarantee from Southwest of those lease payment obligations in the fourth quarter of 2011.
The decrease in revenues in 2011 compared with 2010 of $119 million was primarily due to lower operating lease income from a smaller portfolio of equipment under operating leases as a result of aircraft returns and lower lease rates on re-leased aircraft and lower interest income on notes receivable resulting from a lower weighted average notes receivable balance and a decrease in the weighted average annual effective interest rate during 2011.
Earnings From Operations
BCC’s operating earnings are presented net of interest expense, recovery of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings decreased by $31 million in 2012 compared with 2011 primarily due to lower revenues partially offset by lower interest and asset impairment expense.
Operating earnings decreased by $39 million in 2011 compared with 2010 primarily due to lower revenues and higher asset impairment expense partially offset by lower interest expense, lower depreciation expense and a reduction in the allowance for losses.
Financial Position
The following table presents selected financial data for BCC as of December 31:

(Dollars in millions)	2012	2011
BCC customer financing and investment portfolio	$4,066	$4,315
Valuation allowance as a % of total receivables	2.0%	2.3%
Debt	$2,511	$3,400
Debt-to-equity ratio	5.0-to-1	6.3-to-1
BCC’s customer financing and investment portfolio at December 31, 2012 decreased from December 31, 2011 primarily due to normal portfolio run-off and asset sales, partially offset by the origination of notes receivable. At December 31, 2012 and 2011, BCC had $354 million and $521 million of assets that were held for sale or re-lease, of which $266 million and $476 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $78 million are scheduled to be returned off lease during 2013. These aircraft are being remarketed or the leases are being extended and approximately $33 million of such aircraft had either executed term sheets with deposits or firm contracts as of December 31, 2012.
For the years ended December 31, 2012 and 2011, AirTran accounted for 18% and 21% of BCC revenue. On July 8, 2012, BCC, Boeing, Southwest and Delta Air Lines, Inc. (Delta) reached agreement whereby 78 BCC 717 aircraft on lease to AirTran will be subleased from AirTran to Delta on a phased-in basis beginning in 2013, with the sublease scheduled for the duration of the lease term between BCC and AirTran. Delta has committed to lease these 717 aircraft from BCC for an additional seven-year period following the expiration of the sublease.
BCC enters into certain transactions with Boeing, reflected in the Other segment, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Bankruptcies
In 2011, American Airlines, Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. American Airlines has not rejected any of the leases related to our aircraft. At December 31, 2012, American Airlines accounted for $524 million of our customer financing portfolio, of which $399 million represents collateral for $231 million of non-recourse debt. We believe that our customer financing receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy for potential impacts on our business.
Restructurings and Restructuring Requests
From time to time, certain customers have requested a restructuring of their transactions with BCC. During 2012, BCC did not reach agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.
Other Segment
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Revenues	$133	$150	$138
Earnings/(Loss) from operations	(159)	66	(327)
Other segment operating losses for the year ended December 31, 2012 increased by $225 million compared with 2011 primarily due to a $241 million reduction in the allowance for losses on AirTran receivables in 2011. Lower environmental expense of $82 million in 2012 compared with 2011 was largely offset by higher costs related to BCC guarantees and increases in other costs.
Other segment operating earnings for the year ended December 31, 2011 increased by $393 million compared with 2010 primarily due to a $241 million reduction in the allowance for losses on AirTran receivables and $124 million of lower impairment charges related to our customer financing portfolio in 2011.

Liquidity and Capital Resources
Cash Flow Summary
(Dollars in millions)

Years ended December 31,	2012	2011	2010
Net earnings	$3,900	$4,018	$3,307
Non-cash items	2,728	2,140	2,679
Changes in working capital	880	(2,135)	(3,034)
Net cash provided by operating activities	7,508	4,023	2,952
Net cash (used)/provided by investing activities	(3,757)	2,369	(4,831)
Net cash used by financing activities	(3,477)	(1,700)	(1,962)
Effect of exchange rate changes on cash and cash equivalents	18	(2)	(15)
Net increase/(decrease) in cash and cash equivalents	292	4,690	(3,856)
Cash and cash equivalents at beginning of year	10,049	5,359	9,215
Cash and cash equivalents at end of period	$10,341	$10,049	$5,359
Operating Activities Net cash provided by operating activities was $7.5 billion during 2012, an increase of $3.5 billion compared with 2011 primarily due to lower inventory growth in 2012, which was partially offset by $1.6 billion of contributions to our pension plans in 2012 compared with $0.5 billion in 2011 and $35 million in 2010. Our investment in gross inventories increased by $6.2 billion in 2012, and by $9.8 billion in 2011, driven by higher investments in commercial airplane program inventory, primarily 787 inventory. Advances and progress billings increased to $41.6 billion at December 31, 2012 compared with $39.8 billion at December 31, 2011 and $34.7 billion at December 31, 2010.
Investing Activities Cash used by investing activities totaled $3.8 billion during 2012 compared with $2.4 billion provided during 2011, largely due to higher contributions to investments in time deposits. Net contributions to investments were $2 billion in 2012 compared with net proceeds from investments of $4 billion in 2011. In 2012, capital expenditures totaled $1.7 billion, consistent with the prior year. We expect capital expenditures to be higher in 2013 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $3.5 billion during 2012, an increase of $1.8 billion compared with 2011 as a result of higher debt repayments of $1.1 billion and lower new borrowings of $0.7 billion.
In 2012, we repaid $2.1 billion of debt, including repayments of $0.9 billion of debt held at BCC. At December 31, 2012 and 2011, the recorded balance of debt was $10.4 billion and $12.4 billion, of which $1.4 billion and $2.4 billion were classified as short-term. This includes $2.5 billion and $3.4 billion of debt recorded at BCC, of which $0.6 billion and $0.9 billion were classified as short-term.
In 2012 and 2011, we had 1,007,706 and 350,778 shares transferred to us from employees for tax withholding and did not repurchase any shares through our open market share repurchase program. In December 2012, we announced the resumption of this program with repurchases expected to total between $1.5 and $2 billion in 2013.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout 2012 and at December 31, 2012, we had no commercial paper borrowings outstanding. Currently, we have $4.6 billion of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $18.1 billion and $15.9 billion as of December 31, 2012 and 2011. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
At December 31, 2012 and 2011, our pension plans were $19.7 billion and $16.6 billion underfunded as measured under GAAP. On an ERISA basis our plans are more than 100% funded at December 31, 2012 with minimal required contributions in 2013. We expect to make discretionary contributions to our plans of approximately $1.5 billion in 2013. We may be required to make higher contributions to our pension plans in future years.
As of December 31, 2012, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Contractual Obligations
The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2012, and the estimated timing thereof.

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including current portion)	$10,251	$1,340	$2,147	$1,095	$5,669
Interest on debt(1)	6,177	510	864	749	4,054
Pension and other postretirement cash requirements	25,558	579	1,244	7,025	16,710
Capital lease obligations	184	102	78	4
Operating lease obligations	1,405	218	334	209	644
Purchase obligations not recorded on the Consolidated Statements of Financial Position	118,002	44,472	41,838	18,956	12,736
Purchase obligations recorded on the Consolidated Statements of Financial Position	15,981	14,664	1,307	1	9
Total contractual obligations	$177,558	$61,885	$47,812	$28,039	$39,822

(1)	Includes interest on variable rate debt calculated based on interest rates at December 31, 2012. Variable rate debt was less than 1% of our total debt at December 31, 2012.

Pension and Other Postretirement Benefits Pension cash requirements are based on an estimate of our minimum funding requirements, pursuant to ERISA regulations, although we may make additional discretionary contributions. Estimates of other postretirement benefits are based on both our estimated future benefit payments and the estimated contributions to plans that are funded through trusts.
Purchase Obligations Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. Purchase obligations include amounts recorded as well as amounts that are not recorded on the Consolidated Statements of Financial Position. Approximately 5% of the purchase obligations disclosed above are reimbursable to us pursuant to cost-type government contracts.
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
Industrial Participation Agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2012, we incurred no such penalties. As of December 31, 2012, we have outstanding industrial participation agreements totaling $16.2 billion that extend through 2026. Purchase order commitments associated with industrial participation agreements are included in purchase obligations in the table above. To be eligible for such a purchase order commitment from us, a foreign supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.
Income Tax Obligations As of December 31, 2012, our net liability for income taxes payable, including uncertain tax positions, was $111 million. We are not able to reasonably estimate the timing of future cash flows related to uncertain tax positions. Our income tax matters are excluded from the table above. See Note 5 to our Consolidated Financial Statements.

Commercial Commitments
The following table summarizes our commercial commitments outstanding as of December 31, 2012.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$4,545	$2,791	$1,332	$292	$130
Commercial aircraft financing commitments	18,083	1,341	6,588	6,253	3,901
Total commercial commitments	$22,628	$4,132	$7,920	$6,545	$4,031
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
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 21 to our Consolidated Financial Statements, including our contesting the default termination of the contract for A-12 aircraft, certain employment, labor and benefits litigation and civil securities litigation relating to disclosures concerning the 787 program.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $710 million at December 31, 2012. For additional information, see Note 12 to our Consolidated Financial Statements.
Income Taxes We have recorded a liability of $1,055 million at December 31, 2012 for uncertain tax positions.
For further discussion of income taxes, see Note 5 to our Consolidated Financial Statements.
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

Due to the size, duration and nature of many of our contracts, the estimation of total sales and costs through completion is complicated and subject to many variables. Total contract sales estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance, and price adjustment clauses (such as inflation or index-based clauses). The majority of these contracts are with the U.S. government where the price is generally based on estimated cost to produce the product or service plus profit. Federal Acquisition Regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Total contract cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the years ending December 31, 2012, 2011 and 2010 cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $379 million, $229 million and $125 million, respectively.
Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all contracts in BDS for all of 2012 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $326 million. In addition, a number of our fixed price development contracts are in a reach-forward loss position. Changes to estimated losses are recorded immediately in earnings.
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
Factors that must be estimated include program accounting quantity, sales price, labor and employee benefit costs, material costs, procured part costs, major component costs, overhead costs, program tooling and other non-recurring costs, and warranty costs. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. Total estimated program sales are determined by estimating the model mix and sales price for all unsold units within the accounting quantity, added together with the sales prices for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment for inflation that is updated quarterly. Cost estimates are based largely on negotiated and anticipated contracts with suppliers, historical performance trends, and business base and other economic projections. Factors that influence these estimates include production rates, internal and subcontractor performance trends, customer and/or supplier claims or assertions, asset utilization, anticipated labor agreements, and inflationary trends.

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
Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or other circumstances may adversely or positively affect financial performance in future periods. If combined cost of sales percentages for commercial airplane programs for all of 2012 had been estimated to be lower by 1%, it would have increased pre-tax income for the year by approximately $420 million. If the combined cost of sales percentages for commercial airplane programs for all of 2012 (excluding the 747 and 787 programs which have gross margins that are breakeven or near breakeven at December 31, 2012) had been estimated to be higher by 1%, it would have decreased pre-tax income for the year by approximately $324 million. If we are unable to mitigate risks associated with the 747 and 787 programs, or if we are required to change one or more of our pricing, cost or other assumptions related to these programs, we could be required to record reach forward losses which could have a material effect on our reported results.
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
Three primary factors influencing the level of our allowance are customer credit ratings, collateral values and default rates. If each customer’s credit rating were upgraded or downgraded by one major rating category at December 31, 2012, the allowance would have decreased by $35 million or increased by $90 million. If the collateral values were 20% higher or lower at December 31, 2012, the allowance would have decreased by $21 million or increased by $20 million. If the cumulative default rates used for each rating category increased or decreased 1%, the allowance would have increased or decreased by $6 million.
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

Had future lease rates on assets evaluated for impairment been 10% lower, we estimate that we would have incurred additional impairment expense of $26 million for the year ended December 31, 2012.
Residual Values Equipment under operating leases and assets held for re-lease are carried at cost less accumulated depreciation and are depreciated to estimated residual value using the straight-line method over the period that we project we will hold the asset for lease. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases and assets held for re-lease. If the estimated residual values declined 20% at December 31, 2012, we estimate that we would have incurred additional impairment expense of $11 million for the year ended December 31, 2012, and a future cumulative pre-tax earnings reduction of approximately $82 million recognized over the remaining depreciable periods, of which approximately $16 million would be recognized in 2013.
Our investment in sales-type/finance leases includes future minimum lease payments receivable plus the estimated residual value of leased assets less unearned income. Declines in estimated residual value that are deemed other than temporary are recognized in the period in which the decline occurs. If the estimated residual values declined 20% at December 31, 2012, we estimate that we would have reduced pre-tax income by $49 million for the year ended December 31, 2012.
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
We completed our assessment of goodwill as of April 1, 2012 and determined that the estimated fair value of each reporting unit significantly exceeded its corresponding carrying value. Changes in our forecasts, or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods. A 10% decrease in the estimated fair value of any of our operations would have no impact on the carrying value of goodwill.
As of December 31, 2012 and 2011, we had $497 million of indefinite-lived intangible assets related to the Jeppesen and Aviall brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. A 10% decrease in the discounted cash flows would reduce the carrying value of these indefinite-lived intangible assets by less than $1 million.

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
The following table shows the sensitivity of our pension and other postretirement benefit plan liabilities and net periodic cost to a 25 basis point change in the discount rate as of December 31, 2012.

(Dollars in millions)	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans
Projected benefit obligation	($2,444)	$3,112
Net periodic pension cost	(250)	312
Other postretirement benefit plans
Accumulated postretirement benefit obligation	(175)	205
Net periodic postretirement benefit cost	(12)	13
Pension expense is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2012 net periodic pension expense by $126 million. We expect 2013 net periodic pension cost to increase by approximately $400 million and the portion recognized in earnings for 2013 to increase by approximately $800 million primarily due to a reduction in the discount rate from 4.4% at December 31, 2011 to 3.8% at December 31, 2012 and amortization of actuarial losses.
The assumed medical trend rates have a significant effect on the following year’s expense, recorded liabilities and Shareholders’ equity. The following table shows the sensitivity of our other postretirement benefit plan liabilities and net periodic cost to a 100 basis point change as of December 31, 2012.

(Dollars in millions)	Change in medical trend rate Increase 100 bps	Change in medical trend rate Decrease 100 bps
Other postretirement benefit plans
Accumulated postretirement benefit obligation	$827	($700)
Net periodic postretirement benefit cost	128	(110)
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations, and customer financing assets and liabilities. Additionally, BCC uses interest rate swaps with certain debt obligations to manage exposure to interest rate changes. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes. As of December 31, 2012, the impact over the next 12 months of a 100 basis point rise in interest rates to our pre-tax earnings would not be significant. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward and option contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2012, a 10% increase in the exchange rate in our portfolio of foreign currency contracts would have decreased our unrealized gains by $194 million and a 10% decrease in the exchange rate would have increased our unrealized gains by $221 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries
Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2012	2011	2010
Sales of products	$71,234	$57,401	$52,586
Sales of services	10,464	11,334	11,720
Total revenues	81,698	68,735	64,306
Cost of products	(60,309)	(46,642)	(42,194)
Cost of services	(8,247)	(9,097)	(9,489)
Boeing Capital interest expense	(88)	(128)	(160)
Total costs and expenses	(68,644)	(55,867)	(51,843)
	13,054	12,868	12,463
Income from operating investments, net	268	278	267
General and administrative expense	(3,717)	(3,408)	(3,644)
Research and development expense, net	(3,298)	(3,918)	(4,121)
Gain on dispositions, net	4	24	6
Earnings from operations	6,311	5,844	4,971
Other income, net	62	47	52
Interest and debt expense	(463)	(498)	(516)
Earnings before income taxes	5,910	5,393	4,507
Income tax expense	(2,007)	(1,382)	(1,196)
Net earnings from continuing operations	3,903	4,011	3,311
Net (loss)/gain on disposal of discontinued operations, net of taxes of $2, ($4), $2	(3)	7	(4)
Net earnings	$3,900	$4,018	$3,307
Basic earnings per share from continuing operations	$5.15	$5.38	$4.50
Net (loss)/gain on disposal of discontinued operations, net of taxes		0.01	(0.01)
Basic earnings per share	$5.15	$5.39	$4.49
Diluted earnings per share from continuing operations	$5.11	$5.33	$4.46
Net (loss)/gain on disposal of discontinued operations, net of taxes		0.01	(0.01)
Diluted earnings per share	$5.11	$5.34	$4.45
See Notes to the Consolidated Financial Statements on pages 54 – 108.

The Boeing Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)
Years ended December 31,	2012	2011	2010
Net earnings	$3,900	$4,018	$3,307
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	17	(35)	16
Unrealized loss on certain investments, net of tax of $0, $1 and $0		(2)
Unrealized gain/(loss) on derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($13), $7 and ($22)	25	(13)	37
Reclassification adjustment for (gain)/loss included in net earnings, net of tax of $3, $9 and $5	(5)	(16)	(9)
Total unrealized gain/(loss) on derivative instruments, net of tax	20	(29)	28
Defined benefit pension plans & other postretirement benefits:
Prior service cost arising during the period, net of tax of $9, ($195) and $4	(16)	338	(8)
Amortization of prior service cost included in net periodic pension cost, net of tax of ($10), ($54) and ($57)	18	94	113
Net actuarial loss arising during the period, net of tax of $1,382, $2,297 and $1,506	(2,401)	(3,993)	(2,625)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($752), ($523) and ($305)	1,304	909	529
Settlements and curtailments included in net income, net of tax of ($9), ($25) and ($5)	15	42	9
Pension and post retirement benefits related to our equity method investments, net of tax ($74), $38 and ($34)	127	(66)	57
Total defined benefit pension plans & other postretirement benefits, net of tax	(953)	(2,676)	(1,925)
Other comprehensive loss, net of tax	(916)	(2,742)	(1,881)
Comprehensive income/(loss) related to non-controlling interest	3	(1)	1
Comprehensive income, net of tax	$2,987	$1,275	$1,427
See Notes to the Consolidated Financial Statements on pages 54 – 108.

The Boeing Company and Subsidiaries
Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2012	2011
Assets
Cash and cash equivalents	$10,341	$10,049
Short-term and other investments	3,217	1,223
Accounts receivable, net	5,608	5,793
Current portion of customer financing, net	364	476
Deferred income taxes	28	29
Inventories, net of advances and progress billings	37,751	32,240
Total current assets	57,309	49,810
Customer financing, net	4,056	4,296
Property, plant and equipment, net	9,660	9,313
Goodwill	5,035	4,945
Acquired intangible assets, net	3,111	3,044
Deferred income taxes	6,753	5,892
Investments	1,180	1,043
Other assets, net of accumulated amortization of $504 and $717	1,792	1,643
Total assets	$88,896	$79,986
Liabilities and equity
Accounts payable	$9,394	$8,406
Accrued liabilities	12,995	12,239
Advances and billings in excess of related costs	16,672	15,496
Deferred income taxes and income taxes payable	4,485	2,780
Short-term debt and current portion of long-term debt	1,436	2,353
Total current liabilities	44,982	41,274
Accrued retiree health care	7,528	7,520
Accrued pension plan liability, net	19,651	16,537
Non-current income taxes payable	366	122
Other long-term liabilities	1,429	907
Long-term debt	8,973	10,018
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,122	4,033
Treasury stock, at cost	(15,937)	(16,603)
Retained earnings	30,037	27,524
Accumulated other comprehensive loss	(17,416)	(16,500)
Total shareholders’ equity	5,867	3,515
Noncontrolling interest	100	93
Total equity	5,967	3,608
Total liabilities and equity	$88,896	$79,986
See Notes to the Consolidated Financial Statements on pages 54 – 108.

The Boeing Company and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2012	2011	2010
Cash flows – operating activities:
Net earnings	$3,900	$4,018	$3,307
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	193	186	215
Depreciation and amortization	1,811	1,675	1,746
Investment/asset impairment charges, net	84	119	174
Customer financing valuation (benefit)/provision	(10)	(269)	51
Loss/(gain) on disposal of discontinued operations	5	(11)	6
Gain on dispositions, net	(4)	(24)	(6)
Other charges and credits, net	694	500	512
Excess tax benefits from share-based payment arrangements	(45)	(36)	(19)
Changes in assets and liabilities –
Accounts receivable	(27)	(292)	8
Inventories, net of advances and progress billings	(5,681)	(10,012)	(7,387)
Accounts payable	1,199	1,164	313
Accrued liabilities	801	237	668
Advances and billings in excess of related costs	1,177	3,173	238
Income taxes receivable, payable and deferred	1,605	1,262	822
Other long-term liabilities	157	127	328
Pension and other postretirement plans	1,288	2,126	1,335
Customer financing, net	407	(6)	717
Other	(46)	86	(76)
Net cash provided by operating activities	7,508	4,023	2,952
Cash flows – investing activities:
Property, plant and equipment additions	(1,703)	(1,713)	(1,125)
Property, plant and equipment reductions	97	94	63
Acquisitions, net of cash acquired	(124)	(42)	(932)
Contributions to investments	(12,921)	(6,796)	(15,548)
Proceeds from investments	10,901	10,757	12,425
Reimbursement of Sea Launch guarantee payments			82
Receipt of economic development program funds		69	206
Purchase of distribution rights	(7)		(2)
Net cash (used)/provided by investing activities	(3,757)	2,369	(4,831)
Cash flows – financing activities:
New borrowings	60	799	41
Debt repayments	(2,076)	(930)	(689)
Repayments of distribution rights financing	(228)	(451)	(137)
Stock options exercised, other	120	114	87
Excess tax benefits from share-based payment arrangements	45	36	19
Employee taxes on certain share-based payment arrangements	(76)	(24)	(30)
Dividends paid	(1,322)	(1,244)	(1,253)
Net cash used by financing activities	(3,477)	(1,700)	(1,962)
Effect of exchange rate changes on cash and cash equivalents	18	(2)	(15)
Net increase/(decrease) in cash and cash equivalents	292	4,690	(3,856)
Cash and cash equivalents at beginning of year	10,049	5,359	9,215
Cash and cash equivalents at end of year	$10,341	$10,049	$5,359
See Notes to the Consolidated Financial Statements on pages 54 –108.

The Boeing Company and Subsidiaries
Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Share- Value Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2010	$5,061	$3,724	($15,911)	($1,615)	$22,746	($11,877)	$97	$2,225
Net earnings					3,307		1	3,308
Other comprehensive loss, net of tax of $1,092						(1,881)		(1,881)
Share-based compensation and related dividend equivalents		235			(24)			211
ShareValue Trust activity		242		(242)
ShareValue Trust termination			(1,857)	1,857
Excess tax pools		(234)						(234)
Treasury shares issued for stock options exercised, net		(45)	132					87
Treasury shares issued for other share-based plans, net		(82)	60					(22)
Treasury shares issued for 401(k) contribution		26	389					415
Cash dividends declared ($1.68 per share)					(1,245)			(1,245)
Changes in noncontrolling interest							(2)	(2)
Balance December 31, 2010	$5,061	$3,866	($17,187)		$24,784	($13,758)	$96	$2,862
Net earnings					4,018		(1)	4,017
Other comprehensive loss, net of tax of $1,555						(2,742)		(2,742)
Share-based compensation and related dividend equivalents		197			(15)			182
Excess tax pools		20						20
Treasury shares issued for stock options exercised, net		(37)	151					114
Treasury shares issued for other share-based plans, net		(59)	45					(14)
Treasury shares issued for 401(k) contribution		46	388					434
Cash dividends declared ($1.70 per share)					(1,263)			(1,263)
Changes in noncontrolling interest							(2)	(2)
Balance December 31, 2011	$5,061	$4,033	($16,603)		$27,524	($16,500)	$93	$3,608
Net earnings					3,900		3	3,903
Other comprehensive loss, net of tax of $536						(916)		(916)
Share-based compensation and related dividend equivalents		215			(27)			188
Excess tax pools		45						45
Treasury shares issued for stock options exercised, net		(54)	174					120
Treasury shares issued for other share-based plans, net		(183)	116					(67)
Treasury shares issued for 401(k) contribution		66	376					442
Cash dividends declared ($1.81 per share)					(1,360)			(1,360)
Changes in noncontrolling interest							4	4
Balance December 31, 2012	$5,061	$4,122	($15,937)		$30,037	($17,416)	$100	$5,967
See Notes to the Consolidated Financial Statements on pages 54 – 108.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2012	2011	2010
Revenues:
Commercial Airplanes	$49,127	$36,171	$31,834
Defense, Space & Security:
Boeing Military Aircraft	16,384	14,947	14,238
Network & Space Systems	7,584	8,654	9,449
Global Services & Support	8,639	8,375	8,256
Total Defense, Space & Security	32,607	31,976	31,943
Boeing Capital	441	520	639
Other segment	133	150	138
Unallocated items and eliminations	(610)	(82)	(248)
Total revenues	$81,698	$68,735	$64,306
Earnings from operations:
Commercial Airplanes	$4,711	$3,495	$3,006
Defense, Space & Security:
Boeing Military Aircraft	1,581	1,526	1,250
Network & Space Systems	478	679	705
Global Services & Support	1,009	953	920
Total Defense, Space & Security	3,068	3,158	2,875
Boeing Capital	82	113	152
Other segment	(159)	66	(327)
Unallocated items and eliminations	(1,391)	(988)	(735)
Earnings from operations	6,311	5,844	4,971
Other income, net	62	47	52
Interest and debt expense	(463)	(498)	(516)
Earnings before income taxes	5,910	5,393	4,507
Income tax expense	(2,007)	(1,382)	(1,196)
Net earnings from continuing operations	3,903	4,011	3,311
Net (loss)/gain on disposal of discontinued operations, net of taxes of $2, ($4), $2	(3)	7	(4)
Net earnings	$3,900	$4,018	$3,307
This information is an integral part of the Notes to the Consolidated Financial Statements. See Note 22 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Years ended December 31, 2012, 2011 and 2010
(Dollars in millions, except per share data)
Note 1 – Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing,” the “Company,” “we,” “us,” or “our”). These statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the current year presentation. Our financial statements include the Consolidated Statements of Comprehensive Income as required by new accounting guidance, which we retrospectively adopted during 2012.
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
Revenue and Related Cost Recognition
Contract Accounting Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). The majority of business conducted by BDS is performed under contracts with the U.S. government and other customers that extend over several years. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract resulting in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized. When the current estimates of total sales and costs for a contract indicate a loss, a provision for the entire loss on the contract is recognized.
Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. In 2012, 2011 and 2010 net favorable cumulative catch-up adjustments increased operating earnings by $379, $229 and $125, respectively and EPS by $0.33, $0.23 and $0.12, respectively.

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
Program Accounting Our Commercial Airplanes segment predominantly uses program accounting to account for cost of sales related to its programs. Program accounting is applicable to products manufactured for delivery under production-type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs, program tooling and other non-recurring costs, and warranty costs are accumulated and charged to cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. The determination of the accounting quantity is limited by the ability to make reasonably dependable estimates of the revenue and cost of existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs for the total program.
We recognize sales for commercial airplane deliveries as each unit is completed and accepted by the customer. Sales recognized represent the price negotiated with the customer, adjusted by an escalation formula as specified in the customer agreement. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of sales recognized for airplanes delivered and accepted by the customer. Changes in estimated revenues, cost of sales and the related effects on program margins are recognized prospectively except in cases where the program is determined to have a reach-forward loss in which case the loss is recognized in the current period. See Note 19.
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
Service Revenue Service revenue is recognized when the service is performed with the exception of U.S. government service agreements, which are accounted for using contract accounting. Service activities primarily include: support agreements associated with military aircraft and helicopter contracts, ongoing maintenance of International Space Station, commercial Delta launches and technical and flight operation services for commercial aircraft. Service revenue and associated cost of sales from pay-in-advance subscription fees are deferred and recognized as services are rendered.

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
Reinsurance Revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $129, $144 and $139 during 2012, 2011 and 2010, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $128, $142 and $123 during 2012, 2011 and 2010, respectively. Revenues and costs are presented net in Cost of services in the Consolidated Statements of Operations.
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
Research and Development
Research and development includes costs incurred for experimentation, design, testing, and bid and proposal efforts related to government products and services which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our contract accounting policy. We have certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues. Research and development expense included bid and proposal costs of $326, $332 and $355 in 2012, 2011 and 2010, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank where conditions for right of set-off are met, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $159 and $132 at December 31, 2012 and 2011.
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
Precontract Costs
We may, from time to time, incur costs to begin fulfilling the statement of work under a specific anticipated contract that we are still negotiating with a customer. If we determine it is probable we will be awarded the specific anticipated contract, then we capitalize the precontract costs we incur, excluding start-up costs which are expensed as incurred. Capitalized precontract costs are included in Inventories, net of advances and progress billings, in the accompanying Consolidated Statements of Financial Position. Should the contract not be awarded or otherwise determined to no longer be probable of award, the capitalized costs would be written off.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, including applicable construction-period interest, less accumulated depreciation and are depreciated principally over the following estimated useful lives: new buildings and land improvements, from 10 to 40 years; and new machinery and equipment, from 3 to 20 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years’ digits. Capitalized internal use software is included in Other assets and amortized using the straight line method over 5 years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including assets that may be subject to a management plan for disposition.

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
Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, from 5 to 14 years; product know-how, from 3 to 30 years; customer base, from 3 to 19 years; distribution rights, from 3 to 30 years; and other, from 5 to 32 years. We evaluate the potential impairment of finite-lived acquired intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

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
Derivatives
All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. We use derivative instruments to principally manage a variety of market risks. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to include in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in comprehensive income and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. We also hold certain instruments for economic purposes that are not designated for hedge accounting treatment. For these derivative instruments, the changes in their fair value are also recorded in earnings immediately.
Aircraft Valuation
Used aircraft under trade-in commitments and aircraft under repurchase commitments In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into trade-in commitments with certain customers that give them the right to trade in used aircraft at a specified price upon the purchase of Sale Aircraft. Additionally, we have entered into contingent repurchase commitments with certain customers wherein we agree to repurchase the Sale Aircraft at a specified price, generally 10 to 15 years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft. If we execute an agreement for the sale of additional new aircraft, and if the customer subsequently exercises its right to sell the Sale Aircraft to us, a contingent repurchase commitment would become a trade-in commitment. Our historical experience is that contingent repurchase commitments infrequently become trade-in commitments.

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
Customer financing Customer financing includes operating lease equipment, notes receivables, and sales-type/finance leases. Sales-type/finance leases are treated as receivables, and allowances for losses are established as necessary.
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
Allowance for losses on customer financing receivables We record the potential impairment of customer financing receivables in a valuation account, the balance of which is an accounting estimate of probable but unconfirmed losses. The allowance for losses on receivables relates to two components of receivables: (a) receivables that are evaluated individually for impairment and (b) all other receivables.
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
Guarantees
We record a liability in Accrued liabilities for the fair value of guarantees that are issued or modified after December 31, 2002. For a residual value guarantee where we received a cash premium, the liability is equal to the cash premium received at the guarantee’s inception. For credit guarantees, the liability is equal to the present value of the expected loss. We determine the expected loss by multiplying the creditor’s default rate by the guarantee amount reduced by the expected recovery, if applicable, for each future period the credit guarantee will be outstanding. If at inception of a guarantee, we determine there is a probable related contingent loss, we will recognize a liability for the greater of (a) the fair value of the guarantee as described above or (b) the probable contingent loss amount.
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

The final allocation of the purchase price is as follows:

Accounts receivable	$66
Inventory	47
Property, plant and equipment	32
Goodwill	549
Finite-lived intangible assets(1)	216
Other assets	1
Accounts payable	(14)
Accrued liabilities	(69)
Advances and billings in excess of related costs	(8)
Deferred income taxes	(38)
Total net assets acquired	$782

(1)	Finite-lived intangible assets have a weighted average amortization period of 13 years and include $133 of Developed technology and $69 of Customer base.
Note 3 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Commercial Airplanes	Boeing Military Aircraft	Network & Space Systems	Global Services & Support	Total
Balance at January 1, 2010	$2,083	$848	$1,102	$286	$4,319
Argon acquisition		193	345	11	549
Other acquisitions	18		14	4	36
Goodwill adjustments	9			24	33
Balance at December 31, 2010	$2,110	$1,041	$1,461	$325	$4,937
Acquisitions			16		16
Goodwill adjustments	(4)		(4)		(8)
Balance at December 31, 2011	$2,106	$1,041	$1,473	$325	$4,945
Acquisitions	12			72	84
Goodwill adjustments	7		(1)		6
Balance at December 31, 2012	$2,125	$1,041	$1,472	$397	$5,035
As of December 31, 2012 and 2011, we had indefinite-lived intangible assets with carrying amounts of $497 relating to trade names.

The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$2,132	$388	$1,915	$295
Product know-how	507	171	507	144
Customer base	617	300	606	253
Developed technology	865	717	833	684
Other	214	145	195	133
Total	$4,335	$1,721	$4,056	$1,509
Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2012 and 2011 was $213 and $203. Estimated amortization expense for the five succeeding years is as follows: 2013 – $191; 2014 – $185; 2015 – $176; 2016 – $160; and 2017 – $152.
During 2012 and 2011 we acquired $277 and $269 of finite-lived intangible assets, of which $213 and $256 related to non-cash investing and financing transactions. Total acquired finite-lived intangibles of $352 and $335 remain unpaid as of December 31, 2012 and 2011.
Note 4 – Earnings Per Share
Basic and diluted earnings per share are computed using the two-class method, which is an earnings allocation method that determines earnings per share for common shares and participating securities. The undistributed earnings are allocated between common shares and participating securities as if all earnings had been distributed during the period. Participating securities and common shares have equal rights to undistributed earnings.
Basic earnings per share is calculated by taking net earnings, less earnings available to participating securities, divided by the basic weighted average common shares outstanding.
Diluted earnings per share is calculated by taking net earnings, less earnings available to participating securities, divided by the diluted weighted average common shares outstanding.

The elements used in the computation of basic and diluted earnings per share are as follows:
(In millions - except per share amounts)

Years ended December 31,	2012	2011	2010
Net earnings	$3,900	$4,018	$3,307
Less: earnings available to participating securities	8	9	9
Net earnings available to common shareholders	$3,892	$4,009	$3,298
Basic
Basic weighted average shares outstanding	758.0	746.6	738.1
Less: participating securities	2.3	2.5	3.1
Basic weighted average common shares outstanding	755.7	744.1	735.0
Diluted
Basic weighted average shares outstanding	758.0	746.6	738.1
Dilutive potential common shares(1)	5.8	6.5	6.2
Diluted weighted average shares outstanding	763.8	753.1	744.3
Less: participating securities	2.3	2.5	3.1
Diluted weighted average common shares outstanding	761.5	750.6	741.2
Net earnings per share:
Basic	$5.15	$5.39	$4.49
Diluted	5.11	5.34	4.45

(1)	Diluted EPS includes any dilutive impact of stock options, restricted stock units and Performance Awards.
The shares included in the following table were not included in the computation of diluted earnings per share because the effect was antidilutive. However, these shares may be dilutive potential common shares in the future.
(Shares in millions)

Years ended December 31,	2012	2011	2010
Stock options	23.6	21.1	14.9
Performance Awards	4.9	1.5	3.8
Note 5 – Income Taxes
The components of earnings before income taxes were:

Years ended December 31,	2012	2011	2010
U.S.	$5,647	$5,083	$4,310
Non-U.S.	263	310	197
Total	$5,910	$5,393	$4,507

Income tax expense/(benefit) consisted of the following:

Years ended December 31,	2012	2011	2010
Current tax expense
U.S. federal	$657	($605)	$13
Non-U.S.	52	93	80
U.S. state	19	(22)	(137)
Total current	728	(534)	(44)
Deferred tax expense
U.S. federal	1,209	1,856	969
Non-U.S.	(13)	(8)	(13)
U.S. state	83	68	284
Total deferred	1,279	1,916	1,240
Total income tax expense	$2,007	$1,382	$1,196
Net income tax payments were $410, $57, and $360 in 2012, 2011 and 2010, respectively.
Our effective income tax rates were 34.0%, 25.6% and 26.5% for the years ended December 31, 2012, 2011 and 2010, respectively. Our 2012 effective tax rate was higher than prior years, primarily due to tax benefits of $397 and $371 recorded in 2011 and 2010 as a result of federal income tax audit settlements. The absence of research and development tax credits also contributed to the higher tax rate in 2012. Our 2011 effective tax rate was lower than 2010, primarily due to an income tax charge of $150 recorded during the first quarter of 2010 as a result of the Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010.
The research and development credit expired on December 31, 2011. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 that retroactively renews the research and development credit for 2012 and extends the credit through December 31, 2013. As tax law changes are recognized in the period in which new legislation is enacted, the 2012 R&D credit of approximately $150 will be reflected as a discrete item in our income tax rate for the first quarter of 2013.
The following is a reconciliation of the U.S. federal statutory tax rate of 35% to our effective income tax rate:

Years ended December 31,	2012	2011	2010
U.S. federal statutory tax	35.0%	35.0%	35.0%
Research and development credits	0.8	(2.7)	(3.5)
Tax on international activities	(1.2)	(0.6)	(1.2)
Tax deductible dividends	(0.7)	(0.8)	(0.9)
State income tax provision, net of effect on U.S. federal tax	0.8	0.7	1.8
Medicare Part D law change			3.3
Federal audit settlement		(7.4)	(8.2)
Other provision adjustments	(0.7)	1.4	0.2
Effective income tax rate	34.0%	25.6%	26.5%
Federal income tax audits have been settled for all years prior to 2007. During the first quarter of 2012 we filed an appeal with the IRS for the 2007-2008 tax years. The 2009-2010 IRS audit began in the second quarter of 2012. We are also subject to examination in major state and international jurisdictions for the 2001-2012 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

Significant components of our deferred tax assets, net of deferred tax liabilities, at December 31 were as follows:

	2012	2011
Retiree health care accruals	$2,867	$2,820
Inventory and long-term contract methods of income recognition, fixed assets and other (net of valuation allowance of $27 and $27)	(7,151)	(5,189)
Partnerships and joint ventures	(162)	(228)
Other employee benefits accruals	1,427	1,352
In-process research and development related to acquisitions	37	51
Net operating loss, credit and capital loss carryovers (net of valuation allowance of $94 and $74)	307	488
Pension asset	6,232	5,315
Customer and commercial financing	(1,078)	(1,471)
Unremitted earnings of non-U.S. subsidiaries	(49)	(66)
Other net unrealized losses	(17)	69
Net deferred tax assets(1)	$2,413	$3,141

(1)	Of the deferred tax asset for net operating loss and credit carryovers, $201 expires in years ending from December 31, 2013 through December 31, 2032 and $106 may be carried over indefinitely.
Net deferred tax assets at December 31 were as follows:

	2012	2011
Deferred tax assets	$16,580	$16,181
Deferred tax liabilities	(14,046)	(12,939)
Valuation allowance	(121)	(101)
Net deferred tax assets	$2,413	$3,141
The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Included in the net deferred tax assets at December 31, 2012 and 2011 are deferred tax assets in the amounts of $10,210 and $9,743 related to Accumulated other comprehensive loss.
We have provided for U.S. deferred income taxes and foreign withholding tax in the amount of $49 on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.
As of December 31, 2012 and 2011, the amounts accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position were as follows: interest of $11 and $48 and penalties of $11 and $10. The amounts of interest benefit were $43, $94, and $105 for the years ended December 31, 2012, 2011 and 2010, respectively. The interest benefit recorded during 2012 was primarily related to the settlement of non-US audits. The interest benefits recorded during 2011 and 2010 were primarily related to the 2004-2006 and 1998-2003 federal audit settlements, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Unrecognized tax benefits – January 1	$939	$1,198	$1,787
Gross increases – tax positions in prior periods	55	154	95
Gross decreases – tax positions in prior periods	(20)	(383)	(465)
Gross increases – current-period tax positions	83	28	76
Gross decreases – current-period tax positions	(1)	(15)	(40)
Settlements	(1)	(42)	(254)
Lapse of statute of limitations		(1)	(1)
Unrecognized tax benefits – December 31	$1,055	$939	$1,198
As of December 31, 2012, 2011 and 2010, the total amount of unrecognized tax benefits was $1,055, $939, and $1,198 of which $945, $838, and $1,074 would affect the effective tax rate, if recognized. As of December 31, 2011, these amounts are primarily associated with U.S. federal tax issues such as the amount of research and development tax credits claimed, the domestic production activities deductions claimed, and U.S. taxation of foreign earnings. Also included in these amounts are accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed.
Note 6 – Accounts Receivable
Accounts receivable at December 31 consisted of the following:

	2012	2011
U.S. government contracts	$2,788	$2,950
Defense, Space & Security customers (1)	1,196	1,100
Commercial Airplanes customers	903	827
Reinsurance receivables	509	585
Other	294	384
Less valuation allowance	(82)	(53)
Total	$5,608	$5,793

(1)	Excludes U.S. government contracts
The following table summarizes our accounts receivable under long-term contracts that were not billable or related to outstanding claims as of December 31:

	Unbillable		Claims
	2012	2011	2012	2011
Current	$1,316	$1,174	$26	$49
Expected to be collected after one year	730	498	63	209
Total	$2,046	$1,672	$89	$258

Under contract accounting unbillable receivables on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Any adjustment for the credit quality of unbillable receivables, if required, would be recorded as a direct reduction of revenue. Factors considered in assessing the collectability of unbillable receivables include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. Unbillable receivables related to commercial customers expected to be collected after one year were $230 and $192 at December 31, 2012 and 2011. Accounts receivable related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.
Accounts receivable as of December 31, 2012, includes $112 of unbillable receivables on a long-term contract with LightSquared, LLC (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. As a result, we do not expect to incur any losses related to these receivables in connection with the LightSquared bankruptcy.
Accounts receivable, other than those described above, expected to be collected after one year are not material.
Note 7 – Inventories
Inventories at December 31 consisted of the following:

	2012	2011
Long-term contracts in progress	$15,130	$13,587
Commercial aircraft programs	40,389	35,080
Commercial spare parts, used aircraft, general stock materials and other	7,206	7,832
Inventory before advances and progress billings	62,725	56,499
Less advances and progress billings	(24,974)	(24,259)
Total	$37,751	$32,240
Long-Term Contracts in Progress
Long-term contracts in progress included Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At December 31, 2012 and 2011, the inventory balance, net of advances, was $725 and $1,085. At December 31, 2012, $534 of this inventory related to unsold launches. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $35. See Note 13.
Inventory balances included $237 and $236 subject to claims or other uncertainties relating to the A-12 program at December 31, 2012 and 2011. See Note 21.
Capitalized precontract costs of $238 and $1,728 at December 31, 2012 and 2011, are included in inventories.

Commercial Aircraft Programs
At December 31, 2012 and 2011, commercial aircraft programs inventory included the following amounts related to the 787 program: $21,289 and $16,098 of work in process (including deferred production costs at December 31, 2012 of $15,929 and $10,753), $1,908 and $1,770 of supplier advances, and $2,339 and $1,914 of unamortized tooling and other non-recurring costs. At December 31, 2012, $12,810 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $5,458 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At December 31, 2012 and 2011, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,292 and $448 of deferred production costs, net of previously recorded reach-forward losses, and $683 and $852 of unamortized tooling costs. At December 31, 2012, $1,048 of 747 deferred production costs and unamortized tooling are expected to be recovered from units included in the program accounting quantity that have firm orders and $927 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,989 and $2,564 at December 31, 2012 and 2011.
Note 8 – Customer Financing
Customer financing at December 31 consisted of the following:

	2012	2011
Financing receivables:
Investment in sales-type/finance leases	$1,850	$2,037
Notes	592	814
Operating lease equipment, at cost, less accumulated depreciation of $628 and $765	2,038	1,991
Gross customer financing	4,480	4,842
Less allowance for losses on receivables	(60)	(70)
Total	$4,420	$4,772
The components of investment in sales-type/finance leases at December 31 were as follows:

	2012	2011
Minimum lease payments receivable	$1,987	$2,272
Estimated residual value of leased assets	544	541
Unearned income	(681)	(776)
Total	$1,850	$2,037
Operating lease equipment primarily includes large commercial jet aircraft and regional jet aircraft. At December 31, 2012 and 2011, operating lease equipment included $354 and $521 of equipment available for sale or re-lease. At December 31, 2012 and 2011, we had firm lease commitments for $266 and $476 of this equipment.
When our Commercial Airplanes segment is unable to immediately sell used aircraft, it may place the aircraft under an operating lease. It may also provide customer financing with a note receivable. The carrying amount of the Commercial Airplanes segment used aircraft under operating leases and notes receivable included as a component of customer financing totaled $223 and $357 as of December 31, 2012 and 2011.
Financing receivable balances evaluated for impairment at December 31 were as follows:

	2012	2011
Individually evaluated for impairment	$616	$854
Collectively evaluated for impairment	1,826	1,997
Total financing receivables	$2,442	$2,851
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At December 31, 2012 and 2011, we individually evaluated for impairment customer financing receivables of $616 and $854 and determined that $446 and $485 were impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceed the carrying values of the receivables.
The average recorded investment in impaired financing receivables for the years ended December 31, 2012, 2011 and 2010, was $466, $517 and $88, respectively. Income recognition is generally suspended for financing receivables at the date full recovery of income and principal becomes not probable. Income is recognized when financing receivables become contractually current and performance is demonstrated by the customer. Interest income recognized on such receivables was $6, $0 and $9 for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012 and 2011, we had no material receivables that were greater than 30 days past due.
The change in the allowance for losses on financing receivables for the years ended December 31, 2012, 2011 and 2010, consisted of the following:

	2012	2011	2010
Beginning balance - January 1	($70)	($353)	($302)
Customer financing valuation benefit/(provision)	10	269	(51)
Reduction in customer financing assets		14
Ending balance - December 31	($60)	($70)	($353)
Collectively evaluated for impairment	($60)	($70)	($353)
The adequacy of the allowance for losses is assessed quarterly. Three primary factors influencing the level of our allowance for losses on customer financing receivables are customer credit ratings, default rates and collateral values. We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon publicly available information and information obtained directly from our customers. Our rating categories are comparable to those used by the major credit rating agencies. The customer financing valuation benefit recorded in 2011 was primarily driven by changes in the internal credit rating categories assigned to our receivable balances from AirTran Holdings, LLC.

Our financing receivable balances at December 31 by internal credit rating category are shown below:

Rating categories	2012	2011
BBB	$1,201	$1,316
BB	63	67
B	51	103
CCC	511	512
D	524	653
Other	92	200
Total carrying value of financing receivables	$2,442	$2,851
At December 31, 2012, our allowance primarily related to receivables with ratings of CCC and we applied default rates that averaged 46% to the exposure associated with those receivables.
In the fourth quarter of 2011, American Airlines Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. We believe that our customer financing receivables from American Airlines of $524 are sufficiently collateralized such that we do not expect to incur losses related to those receivables and have not recorded an allowance for losses as of December 31, 2012 as a result of the bankruptcy.
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

	2012	2011
717 Aircraft ($465 and $480 accounted for as operating leases)(1)	$1,781	$1,906
757 Aircraft ($454 and $451 accounted for as operating leases)(1)	561	631
MD-80 Aircraft ($0 and $0 accounted for as operating leases)(1)(2)	446	485
737 Aircraft ($193 and $242 accounted for as operating leases)	316	394
787 Aircraft ($286 and $0 accounted for as operating leases)	286
MD-11 Aircraft ($269 and $321 accounted for as operating leases)(1)	269	321
767 Aircraft ($63 and $103 accounted for as operating leases)	223	307

(1)	Out-of-production aircraft

(2)	Disclosure omitted from 2011 financial statements
Charges related to customer financing asset impairment for the years ended December 31 were as follows:

	2012	2011	2010
Boeing Capital	$73	$109	$85
Other Boeing	(15)	(36)	85
Total	$58	$73	$170

Scheduled receipts on customer financing are as follows:

Year	2013	2014	2015	2016	2017	Beyond 2017
Principal payments on notes receivable	$194	$101	$57	$41	$42	$157
Sales-type/finance lease payments receivable	290	231	230	226	207	803
Operating lease equipment payments receivable	474	172	162	97	55	104
Note 9 – Property, Plant and Equipment
Property, plant and equipment at December 31 consisted of the following:

	2012	2011
Land	$531	$526
Buildings and land improvements	10,696	10,285
Machinery and equipment	11,847	11,353
Construction in progress	1,231	1,142
Gross property, plant and equipment	24,305	23,306
Less accumulated depreciation	(14,645)	(13,993)
Total	$9,660	$9,313
Depreciation expense was $1,248, $1,119 and $1,096 for the years ended December 31, 2012, 2011 and 2010, respectively. Interest capitalized during the years ended December 31, 2012, 2011 and 2010 totaled $74, $57 and $48, respectively.
Rental expense for leased properties was $276, $270 and $269, for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, minimum rental payments under capital leases aggregated $152. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,386, net of sublease payments of $18 at December 31, 2012. Payments due under operating and capital leases net of sublease amounts, and non-cancellable future rentals during the next five years are as follows:

	2013	2014	2015	2016	2017
Minimum operating lease payments, net of sublease amounts	$212	$192	$135	$111	$94
Minimum capital lease payments, net of sublease amounts	92	40	16	3	1
Accounts payable related to purchases of property, plant and equipment were $234 and $200 for the years ended December 31, 2012 and 2011.

Note 10 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2012	2011
Time deposits	$3,135	$1,134
Pledged money market funds(1)	56	56
Available-for-sale investments	9	10
Equity method investments (2)	1,137	1,003
Restricted cash(3)	25	31
Other investments	35	32
Total	$4,397	$2,266

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

(2)	Dividends received were $341 and $239 during 2012 and 2011.

(3)	Restricted to pay group term life insurance premiums for certain employees and certain claims related to workers’ compensation.
Equity Method Investments
Our effective ownership percentages and balances of equity method investments consisted of the following as of December 31:

	Segment	Ownership Percentages	Investment Balance
			2012		2011
United Launch Alliance	Network & Space Systems	50%	$946		$983
United Space Alliance	Network & Space Systems	50%	28	(1)	(147)	(2)
Other	Primarily Commercial Airplanes		163		167
Total Equity method investments			$1,137		$1,003

(1)	The positive balance at December 31, 2012 reflects the termination and settlement of the defined benefit pension plans during the third quarter of 2012.

(2)	The credit balance in 2011 was a result of our proportionate share of the joint venture’s pension and postretirement related adjustments which reduced the carrying value of the investment.
Note 11 – Other Assets
Sea Launch
At December 31, 2012 and 2011, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows; S.P. Koroley Rocket and Space

Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. The Ukrainian partners responded to our appeal on June 30, 2012 and the Russian partner responded on July 3, 2012. We filed replies on September 20, 2012. On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment and the $209 partner loan obligations. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional pre-tax charges of up to $356.
Note 12 – Liabilities, Commitments and Contingencies
Accrued Liabilities
Accrued liabilities at December 31 consisted of the following:

	2012	2011
Accrued compensation and employee benefit costs	$5,769	$5,546
Environmental	710	758
Product warranties	1,572	1,046
Forward loss recognition	387	501
Other	4,557	4,388
Total	$12,995	$12,239
Environmental
The following table summarizes environmental remediation activity during the years ended December 31, 2012 and 2011.

	2012	2011
Beginning balance – January 1	$758	$721
Reductions for payments made	(121)	(118)
Changes in estimates	73	155
Ending balance – December 31	$710	$758
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At December 31, 2012 and 2011, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $865 and $1,003.
Product Warranties
The following table summarizes product warranty activity recorded during the years ended December 31, 2012 and 2011.

	2012	2011
Beginning balance – January 1	$1,046	$1,076
Additions for current year deliveries	678	232
Reductions for payments made	(315)	(269)
Changes in estimates	163	7
Ending balance – December 31	$1,572	$1,046
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
Trade-in commitment agreements at December 31, 2012 have expiration dates from 2013 through 2023. At December 31, 2012 and 2011, total contractual trade-in commitments were $1,535 and $273. As of December 31, 2012 and 2011, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $108 and $30 and the fair value of the related trade-in aircraft was $108 and $27.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $18,083 and $15,866 as of December 31, 2012 and 2011. The estimated earliest potential funding dates for these commitments as of December 31, 2012 are as follows:

Total
2013	$1,341
2014	2,591
2015	3,997
2016	3,457
2017	2,796
Thereafter	3,901
$18,083
As of December 31, 2012 $17,014 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,545 and $6,199 as of December 31, 2012 and 2011.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $494 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 7.
C-17
At December 31, 2012, our backlog included 5 C-17 aircraft under contract with the U.S. Air Force (USAF) and international orders for 10 C-17 aircraft. We are currently producing C-17 aircraft at a rate of 10 per year. Should additional orders not materialize, it is reasonably possible that we will decide in 2013 to end production of the C-17 at a future date. We are still evaluating the full financial impact of a potential production shutdown, including pension curtailment charges, and any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract. At December 31, 2012, we had approximately $245 of inventory expenditures and potential termination liabilities to suppliers associated with 12 aircraft for international customers not currently under contract.
U.S. Government Defense Budget/Sequestration
In August 2011, the Budget Control Act reduced the United States Department of Defense (U.S. DoD) top line budget by approximately $490 billion through 2021. In addition, U.S. government expenditures are subject to the potential for further reductions, generally referred to as “sequestration”. Sequestration would result in additional reductions of approximately $500 billion from the defense top line budget through 2021. The Office of Management and Budget (OMB) has estimated that sequestration would reduce non-exempt defense discretionary accounts during U.S. government fiscal year 2013 by approximately 9.4% (excluding military personnel accounts). The OMB has further stated that the budget for Overseas Contingency Operations and any unobligated balances in prior year funds would be included in aggregate reductions, but has otherwise indicated that it cannot yet assess the impact of sequestration at the program, project, and activity level. The U.S. DoD has indicated that such reductions might require the termination of certain, as yet undetermined, procurement programs and other U.S. government customers, such as NASA and various intelligence agencies, may be required to take comparable actions. Any such impacts could have a material effect on our results of operations, financial position and/or cash flows.
Company Owned Life Insurance
McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2012 and 2011, the cash surrender value was $423 and $397 and the total loans were $400 and $377.

As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2012 and 2011.
Note 13 – Arrangements with Off-Balance Sheet Risk
We enter into arrangements with off-balance sheet risk in the normal course of business, primarily in the form of guarantees.
The following table provides quantitative data regarding our third party guarantees. The maximum potential payments represent a “worst-case scenario,” and do not necessarily reflect amounts that we expect to pay. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying amount of liabilities represents the amount included in Accrued liabilities.

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
December 31,	2012	2011	2012	2011	2012	2011
Contingent repurchase Commitments	$2,065	$3,290	$2,065	$3,290	$5	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	137	149
Contract pricing	261	261			7	7
Other Delta contracts	232	203			8	8
Other indemnifications	137	212			32	51
Residual value guarantees	10	29	9	21	1	6
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,223 of the $1,360 of inventory that was contributed by us and has yet to consume $137. ULA has made advance payments of $1,080 to us and we have recorded revenues and cost of sales of $766 under the inventory supply agreement through December 31, 2012. ULA is continuing to assess the future of the Delta II program. In the event ULA is unable to sell additional Delta II inventory, our earnings could be reduced by up to $35.
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
Potential payments for Other Delta contracts include $85 related to deferred support costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. The DCMA has not yet issued a final decision related to the recoverability of the $114. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. On June 14, 2012, Boeing and ULA filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government. On November 9, 2012, the U.S. government filed an answer to our claim and asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit, and have filed an answer challenging it on multiple grounds. On February 14, 2013, the Court will convene a scheduling conference to discuss the next stages of the litigation. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At December 31, 2012 and 2011, our maximum future cash exposure to losses associated with the loss sharing arrangement was $137 and $212 and our accrued liability under the loss sharing arrangement was $32 and $51.
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
Residual Value Guarantees We have issued various residual value guarantees principally to facilitate the sale and financing of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by the underlying commercial aircraft and expire within the next 6 years.
Industrial Revenue Bonds
Industrial Revenue Bonds (IRB) issued by the City of Wichita were used to finance the purchase and/or construction of real and personal property at our Wichita site. Tax benefits associated with IRBs include a ten-year property tax abatement and a sales tax exemption from the Kansas Department of Revenue. We record the property on our Consolidated Statements of Financial Position, along with a capital lease obligation to repay the proceeds of the IRB. We have also purchased the IRBs and therefore are the bondholders as well as the borrower/lessee of the property purchased with the IRB proceeds.

The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position. As of December 31, 2012 and 2011, the assets and liabilities associated with the City of Wichita IRBs were $738 and $783.
Note 14 – Debt
Interest incurred, including amounts capitalized, was $625, $683 and $729 for the years ended December 31, 2012, 2011 and 2010, respectively. Interest expense recorded by BCC is reflected as a separate line item on our Consolidated Statements of Operations, and is included in Earnings from operations. Total Company interest payments were $614, $626 and $670 for the years ended December 31, 2012, 2011 and 2010, respectively.
We have $4,600 currently available under credit line agreements, of which $2,300 is a 364-day revolving credit facility expiring in November 2013 and $2,300 is a five-year credit facility expiring in November 2017. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2012		2011
	Consolidated Total	BCC Only	Consolidated Total	BCC Only
Unsecured debt securities	$1,224	$624	$2,186	$837
Non-recourse debt and notes	51	13	45	32
Capital lease obligations	96	11	97	10
Other notes	65		25
Total	$1,436	$648	$2,353	$879

Debt at December 31 consisted of the following:

	2012	2011
Boeing Capital debt:
Unsecured debt securities
1.54% – 7.58% due through 2023	$2,465	$3,308
Non-recourse debt and notes
4.12% – 4.84% notes due through 2013	13	49
Capital lease obligations
0.91% due through 2015	33	43
Boeing Capital debt subtotal	$2,511	$3,400
Other Boeing debt:
Unsecured debt securities
3.50% – 5.00% due through 2020	$2,686	$3,381
5.13% – 6.88% due through 2043	2,991	2,990
7.25% – 8.75% due through 2043	1,642	1,991
Non-recourse debt and notes
Enhanced equipment trust	231	269
Capital lease obligations due through 2017	146	192
Other notes	202	148
Other Boeing debt subtotal	$7,898	$8,971
Total debt	$10,409	$12,371
Other Boeing debt includes $300 due August 15, 2024 that was redeemable at the holder’s option on August 15, 2012. The option expired in 2012. The debt was classified at December 31, 2012 as Long-term debt and as Current liabilities at December 31, 2011.
At December 31, 2012, $277 of debt (non-recourse debt and notes and capital lease obligations) was collateralized by customer financing assets totaling $461.
Scheduled principal payments for debt and minimum capital lease obligations for the next five years are as follows:

	2013	2014	2015	2016	2017
Boeing Capital	$648	$526	$16	$505	$5
Other Boeing	794	838	844	547	42
Total	$1,442	$1,364	$860	$1,052	$47
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

	Pension			Other Postretirement Plans
Years ended December 31,	2012	2011	2010	2012	2011	2010
Service cost	$1,649	$1,406	$1,176	$146	$221	$121
Interest cost	3,005	3,116	3,002	313	484	404
Expected return on plan assets	(3,831)	(3,741)	(3,850)	(7)	(6)	(6)
Amortization of prior service costs	225	244	248	(197)	(96)	(78)
Recognized net actuarial loss	1,937	1,254	777	119	178	56
Settlement and curtailment loss	25	64	14	(1)	3
Net periodic benefit cost	$3,010	$2,343	$1,367	$373	$784	$497

Net periodic benefit cost included in Earnings from operations	$2,407	$1,648	$1,101	$543	$692	$480
During the quarter ended September 30, 2011, we determined the accumulated benefit obligation (ABO) for certain other postretirement benefit plans was understated. As a result, we recognized an additional $294 of postretirement benefit obligations at September 30, 2011. This increased net periodic benefit cost during 2011 by $184, which includes service cost of $73, interest cost of $68 and recognized net actuarial loss of $43. Had the understatement been recorded at December 31, 2010, the postretirement benefit obligation would have increased by $274 from $8,546 to $8,820. Management believes that these understatements were not material.
Under our accounting policy, a portion of net periodic benefit cost is allocated to production as inventoried costs. Of the $184 increase in net periodic benefit cost described above, the associated cost included in Earnings from operations was $161 for the quarter ended September 30, 2011, with the remaining cost of $23 classified as inventory.

The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2012 and 2011. Benefit obligation balances presented below reflect the PBO for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligation
Beginning balance	$67,651	$59,106	$7,997	$8,546
Service cost	1,649	1,406	146	221
Interest cost	3,005	3,116	313	484
Plan participants’ contributions	9	9
Amendments	13	186	12	(719)
Actuarial loss/(gain)	6,378	6,586	(53)	(63)
Settlement/curtailment/acquisitions/dispositions, net	(76)	(104)	(1)	3
Gross benefits paid	(2,744)	(2,644)	(474)	(503)
Medicare Part D and other subsidies			37	31
Exchange rate adjustment	10	(10)	4	(3)
Ending balance	$75,895	$67,651	$7,981	$7,997
Change in plan assets
Beginning balance at fair value	$51,051	$49,252	$102	$98
Actual return on plan assets	6,300	3,953	1	4
Company contribution	1,550	531	15	17
Plan participants’ contributions	9	9	3	3
Settlement/curtailment/acquisitions/dispositions, net	(71)	(104)	10
Benefits paid	(2,669)	(2,581)	(21)	(20)
Exchange rate adjustment	8	(9)
Ending balance at fair value	$56,178	$51,051	$110	$102
Amounts recognized in statement of financial position at December 31 consist of:
Pension plan assets, net	5	1
Other accrued liabilities	(71)	(64)	(343)	(375)
Accrued retiree health care			(7,528)	(7,520)
Accrued pension plan liability, net	(19,651)	(16,537)
Net amount recognized	($19,717)	($16,600)	($7,871)	($7,895)

Amounts recognized in Accumulated other comprehensive loss at December 31 were as follows:

	Pension		Other Postretirement Benefits
	2012	2011	2012	2011
Net actuarial loss	$26,387	$24,448	$1,651	$1,885
Prior service cost/(credit)	904	1,118	(799)	(1,008)
Total recognized in Accumulated other comprehensive loss	$27,291	$25,566	$852	$877
The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2013 is as follows:

	Pensions	Other Postretirement Benefits
Recognized net actuarial loss	$2,272	$102
Amortization of prior service costs/(credits)	195	(180)
Total	$2,467	($78)
The ABO for all pension plans was $69,312 and $61,902 at December 31, 2012 and 2011. Key information for our plans with ABO in excess of plan assets as of December 31 is as follows:

	2012	2011
Projected benefit obligation	$75,851	$67,418
Accumulated benefit obligation	69,272	61,675
Fair value of plan assets	56,129	50,820
Assumptions
The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at December 31 of each year and the net periodic benefit cost for the subsequent year.

December 31,	2012	2011	2010
Discount rate:
Pension	3.80%	4.40%	5.30%
Other postretirement benefits	3.30%	4.00%	4.90%
Expected return on plan assets	7.50%	7.75%	7.75%
Rate of compensation increase	4.00%	3.90%	5.20%
The discount rate for each plan is determined based on the plans’ expected future benefit payments using a yield curve developed from high quality bonds that are rated as Aa or better as of the measurement date by at least half of the four rating agencies utilized. The yield curve is fitted to yields developed from bonds at various maturity points. Bonds with the ten percent highest and the ten percent lowest yields are omitted. A portfolio of about 400 bonds is used to construct the yield curve. Since corporate bond yields are generally not available at maturities beyond 30 years, it is assumed that spot rates will remain level beyond that 30-year point. The present value of each plan’s benefits is calculated by applying the spot/discount rates to projected benefit cash flows. All bonds are U.S. issues, with a minimum outstanding of $50.

The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to recent trust performance and historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2012, the MRVA is approximately $3,581 less than the fair market value of assets.
Assumed health care cost trend rates were as follows:

December 31,	2012	2011	2010
Health care cost trend rate assumed next year	7.50%	7.50%	7.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that trend reached ultimate rate	2018	2018	2018
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

	Increase	Decrease
Effect on total of service and interest cost	$46	($40)
Effect on postretirement benefit obligation	827	(700)
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
Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions (such as private equity and real estate), and the timing of benefit payments and contributions. Short-term investments and exchange-traded derivatives are used to rebalance the actual asset allocation to the target asset allocation. The asset allocation is monitored and rebalanced on a monthly basis.

The actual allocations for the pension assets at December 31 and target allocations by asset class, were as follows:

	Percentage of Plan Assets		Target Allocations
Asset Class	2012	2011	2012	2011
Fixed income	49%	53%	47%	49%
Global equity	29	26	26	30
Private equity	5	6	6	6
Real estate and real assets	8	6	11	6
Global strategies	4	4	4	4
Hedge funds	5	5	6	5
Total	100%	100%	100%	100%
Fixed income securities are invested broadly and primarily in long duration instruments. Global equity securities are invested broadly in U.S. and non-U.S. companies which are in various industries and countries and through a range of market capitalizations.
Real estate and real assets include global private investments and publicly traded investments (such as Real Estate Investment Trusts (REIT) and global infrastructure stocks). Real estate includes but is not limited to investments in office, retail, apartment and industrial properties. Real assets include but are not limited to investments in natural resources (such as energy, farmland and timber), commodities and infrastructure. Private equity investment vehicles are primarily limited partnerships (LPs) and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies.
Global strategies seek to capitalize on inefficiencies identified across different asset classes or markets, primarily using long-short positions in derivatives and physical securities. Hedge fund strategy types include, but are not limited to, event driven, relative value, long-short and market neutral.
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
As a percentage of total plan assets, derivative net notional amounts were 10.0% and 3.9% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and (0.3%) and 3.5% for global equity, currency overlay and commodities at December 31, 2012 and 2011.
Risk Management In managing the plan assets, we review and manage risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk. Liability matching and asset class diversification are central to our risk management approach and are integral to the overall investment strategy. Further, asset classes are constructed to achieve diversification by investment strategy, by investment manager, by industry or sector and by holding. Investment manager guidelines for publicly traded assets are specified and are monitored regularly through the custodian. Credit parameters for counterparties have been established for managers permitted to trade over-the-counter derivatives. Valuation is governed through several types of procedures, including reviews of manager valuation policies, custodian valuation processes, pricing vendor practices, pricing reconciliation, and periodic, security-specific valuation testing.

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2012 and 2011. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$14,363		$14,360	$3	$13,921		$13,910	$11
U.S. government and agencies	4,921		4,921		4,500		4,500
Mortgage backed and asset backed	752		191	561	714		703	11
Municipal	1,770		1,770		1,909		1,906	3
Sovereign	1,045		1,045		1,045		1,045
Common/collective/pooled funds	2,346	$17	2,329		1,182	$214	968
Other	220	1	219		216	1	215
Derivatives:
Assets	36	1	35		25		25
Liabilities	(23)		(23)		(41)		(41)
Cash equivalents and other short-term investments	2,687	2,224	463		3,187	2,634	553
Currency overlay derivatives:
Assets	56		56		89		89
Liabilities	(55)		(55)		(94)		(94)
Equity securities:
U.S. common and preferred stock	6,144	6,144			4,837	4,837
Non-U.S. common and preferred stock	7,421	7,421			6,258	6,257	1
Common/collective/pooled funds	2,294	344	1,950		2,235	27	2,208
Derivatives:
Assets	19		19		4	4
Liabilities	(9)		(9)		(5)	(5)
Private equity	2,942	26		2,916	2,869	10		2,859
Real estate and real assets:
Real estate	2,765	623	14	2,128	2,334	509	6	1,819
Real assets	1,327	286	377	664	776	205	23	548
Derivatives:
Assets	1		1
Liabilities	(2)		(2)
Global strategies	2,147		2,147		2,202		2,127	75
Hedge funds	2,736		1,263	1,473	2,451			2,451
Total	$55,903	$17,087	$31,071	$7,745	$50,614	$14,693	$28,144	$7,777

Cash	$94				$206
Receivables	388				503
Payables	(207)				(272)
Total	$56,178				$51,051
Fixed income securities are primarily valued upon a market approach, using matrix pricing and considering a security’s relationship to other securities for which quoted prices in an active market may be available, or an income approach, converting future cash flows to a single present value amount. Inputs used in developing fair value estimates include reported trades, broker quotes, benchmark yields, and base spreads.
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
Real estate and real asset fund values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data. Publicly traded REITs and infrastructure stocks are valued using a market approach based on quoted market prices of identical instruments. Exchange-traded commodities futures positions are reported in accordance with changes in daily variation margin which is settled daily and therefore reflected in the payables and receivables portion of the table.
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
Some of our assets, primarily our private equity, real estate and real assets, hedge funds and global strategies, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2012 and 2011 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events. For those investments reported on a one-quarter lagged basis (primarily LPs) we use net asset values, adjusted for subsequent cash flows and significant events.

The following tables present a reconciliation of Level 3 assets held during the year ended December 31, 2012 and 2011. Transfers into and out of Level 3 are treated as beginning-of-year values.

	January 1, 2012 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2012 Balance
Fixed income securities:
Corporate	$11	($12)	$11	($7)	$3
Mortgage backed and asset backed	11	41	151	358	561
Municipal	3			(3)
Private equity	2,859	208	(151)		2,916
Real estate and real assets
Real estate	1,820	133	175		2,128
Real assets	547	45	72		664
Global strategies	75			(75)
Hedge funds	2,451	104	52	(1,134)	1,473
Total	$7,777	$519	$310	($861)	$7,745
For the year ended December 31, 2012, the change in unrealized gain/(loss) for Level 3 assets still held at December 31, 2012 were ($12) for corporate, $36 for mortgage backed and asset backed, $113 for private equity, $579 for real estate, $62 for real assets and $101 for hedge funds.

	January 1, 2011 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2011 Balance
Fixed income securities:
Corporate	$4		$6	$1	$11
Mortgage backed and asset backed	33	$2	(25)	1	11
Municipal			3		3
Private equity	2,626	327	(94)		2,859
Real estate and real assets
Real estate	1,428	179	213		1,820
Real assets	390	67	90		547
Global strategies	69	6			75
Hedge funds	1,918	(52)	585		2,451
Total	$6,468	$529	$778	$2	$7,777
For the year ended December 31, 2011, the change in unrealized gain/(loss) for Level 3 assets still held at December 31, 2011 were $234 for private equity, $205 for real estate, $82 for real assets and ($46) for hedge funds.
OPB Plan Assets The majority of OPB plan assets are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The index fund is valued using a market approach based on the quoted market price of an identical instrument (Level 1). The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows
Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA), as well as rules governing funding of our non-U.S. pension plans, are expected to be minimal in 2013. We expect to make discretionary contributions to our pension plans of approximately $1,500 in 2013. We expect to contribute approximately $13 to our OPB plans in 2013.
Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participants’ contributions. OPB payments reflect our portion only.

Year(s)	2013	2014	2015	2016	2017	2018–2022
Pensions	$2,968	$3,132	$3,309	$3,488	$3,621	$20,421
Other postretirement benefits:
Gross benefits paid	496	519	543	572	599	3,386
Medicare Part D and other subsidies	(46)	(47)	(49)	(49)	(51)	(258)
Net other postretirement benefits	$450	$472	$494	$523	$548	$3,128
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
Defined Contribution Plans
We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $708, $658 and $614 in 2012, 2011 and 2010, respectively.
Note 16 – Share-Based Compensation and Other Compensation Arrangements
Share-Based Compensation
Our 2003 Incentive Stock Plan, as amended and restated effective February 21, 2011, permits awards of incentive stock options, non-qualified stock options, restricted stock, stock units, performance shares, performance units and other incentives to our employees, officers, consultants and independent contractors. The aggregate number of shares of our stock available for issuance under the amended plan will not exceed 80,000,000 and no more than an aggregate of 16,000,000 shares are available for issuance as restricted stock awards.
Shares issued as a result of stock option exercises or conversion of stock unit awards will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to meet any requirements to issue shares during 2013.

Share-based plans expense is primarily included in General and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit were as follows:

Years ended December 31,	2012	2011	2010
Stock options	$85	$88	$96
Restricted stock units and other awards	108	98	83
ShareValue Trust			36
Share-based plans expense	$193	$186	$215
Income tax benefit	$75	$73	$83
Stock Options
In February 2012, 2011 and 2010, we granted to our executives 6,114,922, 5,426,910 and 5,932,806 options, respectively. The options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. The stock options granted after 2005 vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. If an executive terminates employment for any reason, the non-vested portion of the stock option will not vest and all rights to the non-vested portion will terminate completely.
Stock option activity for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	31,431,395	$68.52
Granted	6,257,436	75.35
Exercised	(2,801,568)	43.00
Forfeited	(1,097,393)	71.49
Expired	(125,852)	70.74
Outstanding at end of year	33,664,018	$71.81	6.28	$232
Exercisable at end of year	23,121,336	$71.55	5.18	$200
The total intrinsic value of options exercised was $89, $67 and $59 during the years ended December 31, 2012, 2011 and 2010, respectively. Cash received from options exercised for the years ended December 31, 2012, 2011 and 2010 was $120, $114 and $87 with a related tax benefit of $29, $23 and $20, respectively, derived from the compensation deductions resulting from these option exercises. At December 31, 2012, there was $94 of total unrecognized compensation cost related to our stock option plan which is expected to be recognized over a weighted average period of 1.8 years. The grant date fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 was $83, $92 and $103, respectively.

The fair values of options were estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value Per Share
2012	2/27/2012	6 years	29.9%	2.4%	1.1%	$16.89
2011	2/22/2011	6 years	29.8%	2.3%	2.5%	$17.96
2010	2/22/2010	6 years	31.5%	3.0%	2.9%	$15.70
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
Restricted Stock Units
In February 2012, 2011 and 2010, we granted to our executives 1,369,810, 1,364,440 and 1,459,256 restricted stock units (RSUs) as part of our long-term incentive program with grant date fair values of $75.40, $71.44 and $63.83 per share, respectively. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, involuntary layoff, disability, or death, the employee (or beneficiary) will immediately vest on a proration of stock units based on active employment during the three-year service period. In all other cases, the RSUs will not vest and all rights to the stock units will terminate completely.
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
Stock unit activity for the year ended December 31, 2012 is as follows:

	Incentive Program Restricted Stock Units	Other Restricted Stock Units
Number of units:
Outstanding at beginning of year	4,687,234	1,494,168
Granted	1,402,642	357,006
Dividends	100,269	31,576
Forfeited	(230,338)	(84,578)
Distributed	(2,062,358)	(546,983)
Outstanding at end of year	3,897,449	1,251,189
Unrecognized compensation cost	$101	$29
Weighted average remaining contractual life (years)	1.8	2.7

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
During 2012, 2011 and 2010, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for each three-year period following the grant date. The minimum payout amount is $0 and the maximum amount we could be required to pay out for the 2012, 2011 and 2010 Performance Awards is $270, $253 and $241, respectively. The 2010 grant is expected to be paid out in cash in March 2013.
Deferred Compensation
The Company has a deferred compensation plan which permits executives to defer receipt of a portion of their salary, bonus, and certain other incentive awards. Participants can diversify deferred compensation among 23 investment funds including a Boeing stock unit account.
Total expense related to deferred compensation was $75, $59 and $112 in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the deferred compensation liability which is being marked to market was $1,104 and $1,093.
ShareValue Trust
The ShareValue Trust, established July 1, 1996, was a 14-year irrevocable trust that held shares of our common stock, received dividends, and distributed to employees the appreciation in value above a 3% per annum threshold rate of return at the end of each period. The trust was terminated effective July 1, 2010 with the 29,948,920 undistributed shares returned to the Company.
Note 17 – Shareholders’ Equity
On October 29, 2007, the Board approved the repurchase of up to $7,000 of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. At December 31, 2012, $3,610 in shares may still be purchased under the Program.
As of December 31, 2012 and 2011, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized. No preferred stock has been issued.

Changes in Share Balances
The following table shows changes in each class of shares:

	Common Stock	Treasury Stock	ShareValue Trust
Balance January 1, 2010	1,012,261,159	256,406,709	29,563,324
Issued		(9,851,420)
Acquired		497,850	385,596
ShareValue Trust termination		29,948,920	(29,948,920)
Balance at December 31, 2010	1,012,261,159	277,002,059
Issued		(9,800,174)
Acquired		354,503
Balance at December 31, 2011	1,012,261,159	267,556,388
Issued		(11,935,423)
Acquired		1,009,663
Balance at December 31, 2012	1,012,261,159	256,630,628

Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss at December 31 were as follows:

	2012	2011
Pension and postretirement adjustments	($17,708)	($16,755)
Unrealized gains on derivative instruments, net of reclassification adjustments	86	66
Unrealized losses on certain investments, net of reclassification adjustments	(8)	(8)
Foreign currency translation adjustments	214	197
Accumulated other comprehensive loss	($17,416)	($16,500)
Note 18 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, foreign currency option contracts, commodity swaps, and commodity purchase contracts. We use foreign currency forward and option contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions up to 2021. We use commodity derivatives, such as swaps and fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through 2016.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	2012	2011	2012	2011	2012	2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,310	$2,536	$202	$185	($16)	($33)
Interest rate contracts	388	388	26	29
Commodity contracts	99	102			(71)	(112)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	412	605	3	2	(42)	(47)
Commodity contracts	15				(8)
Total derivatives	$3,224	$3,631	$231	$216	($137)	($192)
Netting arrangements			(53)	(61)	53	61
Net recorded balance			$178	$155	($84)	($131)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive loss and Net earnings were as follows:

Years ended December 31,	2012	2011
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts	$35	$12
Commodity contracts	(10)	(25)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	35	42
Commodity contracts	(30)	(26)
Forward points recognized in Other income/(expense), net:
Foreign exchange contracts	22	37
Undesignated derivatives recognized in Other income/(expense), net:
Foreign exchange contracts	(16)	(21)
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $45 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income/(expense) was insignificant for the years ended December 31, 2012 and 2011.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at December 31, 2012 was $9. At December 31, 2012, there was no collateral posted related to our derivatives.
Note 19 – Significant Group Concentrations of Risk
Credit Risk
Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. government. Of the $10,170 in gross accounts receivable and gross customer financing included in the Consolidated Statements of Financial Position as of December 31, 2012, $4,921 related predominantly to commercial aircraft customers ($803 of accounts receivable and $4,118 of customer financing) and $2,788 related to the U.S. government.
Of the $4,480 in gross customer financing, $2,827 related to customers we believe have less than investment-grade credit including American Airlines, United/Continental Airlines, and Hawaiian Airlines who were associated with 12%, 9% and 8%, respectively, of our financing portfolio. Financing for aircraft is collateralized by security in the related asset and in some instances security in other assets as well.
BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Airborne Early Warning and Control (AEW&C), Family of Advanced Beyond Line-of-Sight Terminals (FAB-T), India P-8I, Saudi F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge for reach-forward losses in 2013.
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs have gross margins that are breakeven or near breakeven at December 31, 2012.
Ongoing weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in pricing pressures and fewer 747 orders than anticipated in 2012. We have a number of unsold Freighter and Intercontinental production positions beyond 2013. If we are unable to obtain orders for multiple Freighter aircraft in 2013 consistent with our near-term production plans, we may be required to take actions including reducing the number of airplanes produced and/or building airplanes for which we have not received firm orders. If market and production risks cannot be mitigated, the program could face an additional reach-forward loss that may be material.
The cumulative impacts of production challenges, change incorporation, schedule delays from prior periods and customer and supplier impacts have created significant pressure on 787 program profitability. If risks related to this program, including risks associated with change incorporation, planned production rate increases, or introducing the 787-9 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as a reach-forward loss that may be material. See Note 24.

Other Risk
As of December 31, 2012, approximately 39% of our total workforce was represented by collective bargaining agreements. Our contract with SPEEA, who represent 13% of our workforce, expired in October, 2012. SPEEA-represented employees continue to work under the terms of that contract. The parties continue contract negotiations and on January 17, 2013, Boeing presented a contract offer to SPEEA.
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

	December 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$4,534	$4,534			$3,104	$3,104
Available-for-sale investments	9	6		$3	10	5		$5
Derivatives	178		$178		155		$155
Total assets	$4,721	$4,540	$178	$3	$3,269	$3,109	$155	$5

Liabilities
Derivatives	($84)		($84)		($131)		($131)
Total liabilities	($84)		($84)		($131)		($131)
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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the years ended December 31, and the fair value and asset classification of the related assets as of the impairment date:

	2012		2011
	Fair Value	Total Losses	Fair Value	Total Losses
Equipment under operating leases & Assets held for sale or re-lease	$75	($55)	$115	($64)
Property, plant and equipment	21	(21)	3	(35)
Other assets, Acquired intangible assets, Cost investment			20	(11)
Total	$96	($76)	$138	($110)

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
For Level 3 assets that were measured at fair value on a non-recurring basis during the year ended December 31, 2012, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Equipment under operating leases & Assets held for sale or re-lease	$75	Market approach	Aircraft value publications	$69 - $112(1) Median $87
			Aircraft condition adjustments	$(18) - $6(2) Net $(12)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statement of Financial Position at December 31 were as follows:

	2012					2011
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Total Fair Value
Assets
Accounts receivable, net	$5,608	$5,642		$5,642		$5,793	$5,690
Notes receivable, net	571	632		632		792	836
Liabilities
Debt, excluding capital lease obligations	(10,231)	(12,269)		(12,221)	($48)	(12,136)	(14,099)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair value of our debt classified as Level 3 is based on the median of the underlying collateral value as described above. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Consolidated Statements of Financial Position, approximate their fair value at December 31, 2012 and 2011. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2012, inventories included approximately $587 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.
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
We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2012. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If after all legal proceedings are concluded, the court determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $237 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,585). In that event, our loss would total approximately $1,741 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,187, including interest from June 26, 1991.
Employment, Labor and Benefits Litigation
We have been named as a defendant in two pending class action lawsuits filed in the U.S. District Court for the District of Kansas, each related to the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit). The first action involves allegations that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated ERISA, violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. The court granted summary judgment in 2010 in favor of Boeing and Spirit on all class action claims, and during the third quarter of 2012 the Tenth Circuit Court of Appeals affirmed the summary judgment. The individual plaintiffs will all have to decide during the first quarter of 2013 whether or not to pursue individual age discrimination claims.
The second action, initiated in 2007, alleges collective bargaining agreement breaches and ERISA violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. Written discovery closed by joint stipulation of the parties on June 6, 2011. Depositions concluded on August 18, 2011. Briefing of Boeing’s and Plaintiffs’ respective summary judgment motions was completed on June 4, 2012. On December 11, 2012 the court denied plaintiffs’ motion for summary judgment and granted Boeing’s motion for summary judgment on plaintiffs’ claim that amendment of The Boeing Company Employee Retirement Plan violated the IAM collective bargaining agreement, as well as individual ERISA §510 claims for interference with benefits. The court denied Boeing’s motion for all other claims. Spirit has agreed to indemnify Boeing for any and all losses in the first action, with the exception of claims arising from employment actions prior to January 1, 2005. While Spirit has acknowledged a limited indemnification obligation in the second action, we believe that Spirit is obligated to indemnify Boeing for any and all losses in the second action. The Company cannot reasonably estimate the range of loss, if any, that may result from these matters given the current procedural status of the litigation.
On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the

VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. During the first quarter of 2010, the Seventh Circuit Court of Appeals granted a stay of trial proceedings in the district court pending resolution of an appeal made by Boeing in 2008 to the case’s class certification order. On January 21, 2011, the Seventh Circuit reversed the district court’s class certification order and decertified the class. The Seventh Circuit remanded the case to the district court for further proceedings. On March 2, 2011, plaintiffs filed an amended motion for class certification and a supplemental motion on August 7, 2011. Boeing’s opposition to class certification was filed on September 6, 2011. Plaintiffs’ reply brief in support of class certification was filed on September 27, 2011. The court has stated its intent to issue rulings on the amended motion for class certification and the alternative motion to proceed as a direct action for breach of fiduciary duty and then stay the case until it is determined if an appeal of the class certification order is filed. As a result, on September 19, 2012 the district court issued an order denying Boeing’s motions for summary judgment as premature pending class determination. The Company cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.
Civil Securities Litigation
On November 13, 2009, plaintiff shareholders filed a putative securities fraud class action against The Boeing Company and two of our senior executives in federal district court in Chicago. This lawsuit arose from our June 2009 announcement that the first flight of the 787 Dreamliner would be postponed due to a need to reinforce an area within the side-of-body section of the aircraft. Plaintiffs contended that we were aware before June 2009 that the first flight could not take place as scheduled due to issues with the side-of-body section of the aircraft, and that our determination not to announce this delay earlier resulted in an artificial inflation of our stock price for a multi-week period in May and June 2009. On March 7, 2011, the Court dismissed the complaint with prejudice. On March 19, 2012, the Court denied the plaintiffs’ request to reconsider that order. On April 12, 2012, plaintiffs filed a Notice of Appeal, and on April 25, 2012, Boeing filed a Notice of Cross-Appeal based on the district court’s failure to award sanctions against the plaintiffs. Oral argument in the Seventh Circuit Court of Appeals will be held on February 25, 2013. We expect a decision by the end of the second quarter of 2013.
In addition, plaintiff shareholders filed three similar shareholder derivative lawsuits concerning the flight schedule for the 787 Dreamliner that closely tracked the allegations in the putative class action lawsuit. Two of the suits were filed in Illinois state court and were consolidated. The remaining derivative suit was filed in federal district court in Chicago. Following the March 2012 decision confirming the dismissal of the class action complaint, the plaintiffs in these derivative lawsuits agreed to voluntarily dismiss their lawsuits without prejudice. Plaintiff in the federal case filed a Notice of Voluntary Dismissal on June 26, 2012, and the court dismissed the case on June 28, 2012. Plaintiffs in the consolidated state case filed a Notice of Voluntary Dismissal on July 3, 2012, and the court dismissed the case on August 24, 2012.
Note 22 – Segment Information
We operate in five principal segments: Commercial Airplanes; Boeing Military Aircraft (BMA), Network & Space Systems (N&SS), and Global Services & Support (GS&S), collectively Defense, Space & Security; and Boeing Capital. All other activities fall within the Other segment or Unallocated items and eliminations. See page 54 for the Summary of Business Segment Data, which is an integral part of this note.
The Commercial Airplanes segment develops, produces and markets commercial jet aircraft and provides related support services, principally to the commercial airline industry worldwide.
Our BMA segment is engaged in the research, development, production and modification of manned and unmanned military aircraft and weapons systems for global strike, including fighter and combat rotorcraft aircraft and missile systems; global mobility, including transport, tanker, rotorcraft and tilt-rotor aircraft; and

airborne surveillance and reconnaissance, including command and control, battle management and airborne anti-submarine aircraft.
Our N&SS segment is engaged in the research, development, production and modification of the following products and related services: electronics and information systems, including command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), cyber and information solutions, and intelligence systems; strategic missile and defense systems; space and intelligence systems, including satellites and commercial satellite launch vehicles; and space exploration.
Our GS&S segment provides customers with mission readiness through total support solutions. Our global services business sustains aircraft and systems with a full spectrum of products and services through integrated logistics, including supply chain management and engineering support; maintenance, modification and upgrades for aircraft; and training systems and government services, including pilot and maintenance training. GS&S international operations include Boeing Defence U.K. Ltd., Boeing Defence Australia, and Alsalam Aircraft Company, a joint venture.
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
Effective January 1, 2012, 2011 and 2010 certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.
While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues, including foreign military sales, are reported by customer location and consisted of the following:

Years ended December 31,	2012	2011	2010
Asia, other than China	$10,390	$7,438	$7,288
China	6,086	4,779	3,109
Europe	10,269	9,850	7,872
Middle East	10,285	5,477	3,685
Oceania	2,043	3,067	1,707
Africa	1,282	1,759	956
Canada	586	618	612
Latin America, Caribbean and other	3,555	1,356	930
Total non-U.S. revenues	44,496	34,344	26,159
United States	37,202	34,391	38,147
Total revenues	$81,698	$68,735	$64,306
Revenues from the U.S. government (including foreign military sales through the U.S. government), primarily recorded at BDS, represented 33%, 37% and 43% of consolidated revenues for 2012, 2011 and 2010, respectively. Approximately 3% and 4% of operating assets were located outside the United States as of December 31, 2012 and 2011.The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

Depreciation and Amortization

Years ended December 31,	2012	2011	2010
Commercial Airplanes	$614	$565	$541
Defense, Space & Security:
Boeing Military Aircraft	120	116	143
Network & Space Systems	123	128	161
Global Services & Support	67	62	63
Total Defense, Space & Security	310	306	367
Boeing Capital Corporation	150	153	204
Other segment	261	242	233
Unallocated items and eliminations	476	409	401
Total	$1,811	$1,675	$1,746
Capital Expenditures

Years ended December 31,	2012	2011	2010
Commercial Airplanes	$665	$540	$341
Defense, Space & Security:
Boeing Military Aircraft	153	122	102
Network & Space Systems	115	101	83
Global Services & Support	57	55	51
Total Defense, Space & Security	325	278	236
Other segment	232	174	136
Unallocated items and eliminations	481	721	412
Total	$1,703	$1,713	$1,125
Unallocated capital expenditures relate primarily to assets managed by SSG on behalf of the five principal segments.
We recorded Earnings from operations associated with our cost and equity method investments of $77, $69 and $67 in our Commercial Airplanes segment and $196, $210 and $201 primarily in our N&SS segment for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

Years ended December 31,	2012	2011	2010
Commercial Airplanes	$1,215	$701	$604
Boeing Capital	49	66	92
Total	$1,264	$767	$696

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

Years ended December 31,	2012	2011	2010
Share-based plans	($81)	($83)	($136)
Deferred compensation	(75)	(61)	(112)
Pension	(787)	(269)	54
Postretirement	(112)	(248)	(59)
Capitalized interest	(70)	(51)	(54)
Eliminations and other	(266)	(276)	(428)
Total	($1,391)	($988)	($735)
Unallocated assets primarily consist of cash and investments, net deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations.
Assets
Segment assets are summarized in the table below.

December 31,	2012	2011
Commercial Airplanes	$41,769	$35,458
Defense, Space & Security:
Boeing Military Aircraft	6,674	7,390
Network & Space Systems	6,589	7,018
Global Services & Support	3,680	3,582
Total Defense, Space & Security	16,943	17,990
Boeing Capital	4,077	4,626
Other segment	1,313	1,112
Unallocated items and eliminations	24,794	20,800
Total	$88,896	$79,986

Note 23 – Quarterly Financial Data (Unaudited)

	2012				2011
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Total revenues	$22,302	$20,008	$20,005	$19,383	$19,555	$17,727	$16,543	$14,910
Total costs and expenses	(19,041)	(16,794)	(16,740)	(16,069)	(16,261)	(14,357)	(13,200)	(12,049)
Earnings from operations	1,629	1,564	1,548	1,570	1,597	1,714	1,534	1,000
Net earnings from continuing operations	978	1,034	967	924	1,387	1,094	942	588
Net gain/(loss) from disposal of discontinued operations		(2)		(1)	6	4	(1)	(2)
Net earnings	978	1,032	967	923	1,393	1,098	941	586
Basic earnings per share from continuing operations	1.29	1.36	1.28	1.23	1.85	1.47	1.27	0.79
Basic earnings per share	1.29	1.36	1.28	1.23	1.86	1.47	1.27	0.79
Diluted earnings per share from continuing operations	1.28	1.35	1.27	1.22	1.83	1.46	1.25	0.78
Diluted earnings per share	1.28	1.35	1.27	1.22	1.84	1.46	1.25	0.78
Cash dividends declared per share	0.925		0.88		0.86		0.84
Common stock sales price per share:
High	76.56	75.96	77.83	76.74	74.74	76.20	80.65	74.47
Low	69.20	69.03	66.82	72.30	56.90	56.01	70.29	66.00
Quarter end	75.36	69.60	74.30	74.37	73.35	60.51	73.93	73.93
Gross profit is calculated as Total revenues minus Total costs and expenses. Total costs and expenses includes cost of products, cost of services and BCC interest expense.
We increased our dividend from $0.42 to $0.44 in December 2011 and to $0.485 in December 2012.
During the fourth quarter of 2011, we recorded a tax benefit of $397 as a result of settling the 2004-2006 federal audit.
Note 24 – Subsequent Events
A battery-related failure occurred on a 787 aircraft on January 7, 2013. On January 15, 2013 a second 787 aircraft had a battery incident. On January 16, 2013, the Federal Aviation Administration issued an airworthiness directive to address potential battery risk on the 787 and required U.S. aircraft operators to suspend operations of all 787 aircraft. International government regulators also issued directives to the same effect. We are working with the government regulators and 787 aircraft operators to investigate both incidents. While production continues on the 787, we have suspended deliveries until appropriate clearance is granted by the regulatory agencies. We are unable to reasonably estimate a loss or a range of loss at this time because such estimates are dependent on the ultimate finding as to cause and the timing and conditions surrounding a resolution and return to flight. Any such resolution could have a material effect on our financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2012, the Company retrospectively adopted new accounting guidance related to the presentation of comprehensive income.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/S/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 11, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s retrospective adoption during the year ended December 31, 2012 of new accounting guidance related to the presentation of comprehensive income.
/S/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 11, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

(c)	Changes in Internal Controls Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers as of February 1, 2013, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Raymond L. Conner	57
Executive Vice President, President and Chief Executive Officer of Commercial Airplanes since June 2012. Mr. Conner joined Boeing in 1977, and his previous positions include Senior Vice President of Sales and Customer Support of Commercial Airplanes from August 2011 to June 2012; Vice President and General Manager, Supply Chain Management and Operations of Commercial Airplanes from December 2008 to August 2011; Vice President of Sales, Commercial Airplanes from December 2007 to December 2008; and Vice President and General Manager of the 777 Program.

Wanda K. Denson-Low	56
Senior Vice President, Office of Internal Governance since May 2007. Ms. Denson-Low joined Boeing in 2000 when the Company acquired Hughes Space and Communications where she held the position of Vice President, General Counsel. Her prior positions at Boeing include Vice President and Assistant General Counsel of BDS and Vice President of Human Resources for BDS.

Thomas J. Downey	48
Senior Vice President, Communications since January 2007. Mr. Downey joined Boeing in 1986, and his prior positions include Vice President, Corporate Communications; Vice President, Commercial Airplanes Communications; Corporate Vice President, Internal and Executive Communications; and General Manager of Communications and Community Relations for Military Aircraft and Missile Systems unit.

Shephard W. Hill	60
President, Boeing International since November 2007 and Senior Vice President, Business Development and Strategy since October 2009. Mr. Hill joined Boeing in 1996 when the Company acquired Rockwell’s aerospace and defense business where he held the position of Vice President, Aerospace Government Affairs and Marketing. His prior positions at Boeing include Senior Vice President, Business Development and Strategy and Vice President, Business Development at BDS.

Timothy J. Keating	51
Senior Vice President, Government Operations since joining Boeing in June 2008. Mr. Keating served as Senior Vice President, Global Government Relations at Honeywell International Inc. from October 2002 to May 2008. Prior thereto, Mr. Keating was Chairman of the Board and Managing Partner of Timmons and Company (a Washington, D.C. lobbying firm).

J. Michael Luttig	58
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

Name	Age	Principal Occupation or Employment/Other Business Affiliations
W. James McNerney, Jr.	63
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

Dennis A. Muilenburg	49
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

Anthony M. Parasida	56
Senior Vice President since October 2012. Mr. Parasida will become Senior Vice President, Human Resources and Administration on April 1, 2013. Mr. Parasida joined Boeing in 1978, and his previous positions include President of Global Services & Support from September 2009 to October 2012; Vice President and General Manager of Surveillance and Engagement Systems from January 2006 to September 2009; Vice President of P-8; and Vice President of F/A-18.

Gregory D. Smith	46
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

Richard D. Stephens	60
Senior Vice President, Human Resources and Administration since September 2005. Mr. Stephens will retire from Boeing on March 31, 2013. Mr. Stephens joined Boeing in 1980, and his previous positions include Senior Vice President of Internal Services; President of Shared Services Group; and Vice President and General Manager, Homeland Security and Services.

John J. Tracy	58
Chief Technology Officer and Senior Vice President, Engineering, Operations & Technology since October 2006. Dr. Tracy joined Boeing in 1981, and his previous positions include Vice President of Engineering and Mission Assurance for BDS; Vice President of Structural Technologies, Prototyping, and Quality for Phantom Works; and General Manager of Engineering for Military Aircraft and Missiles.

Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2013 Proxy Statement for our Annual Shareholders Meeting scheduled to be held on April 29, 2013 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees – Audit Committee” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

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
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Corporate Governance – Director Compensation” in the 2013 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2013 Proxy Statement, and that information is incorporated by reference herein.
Equity Compensation Plan Information
We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2012:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	33,664,018	$71.81
Deferred compensation	3,229,726
Other stock units	5,148,638
Equity compensation plans not approved by shareholders	None	None	None
Total(1)	42,042,382	$71.81	29,050,791

(1)
Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance periods which end in 2012, 2013 and 2014.

For further information, see Note 16 to our Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K will be included under the caption “Corporate Governance – Related Person Transactions” in the 2013 Proxy Statement, and that information is incorporated by reference herein.
The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance – Director Independence” in the 2013 Proxy Statement, and that information is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the 2013 Proxy Statement, and that information is incorporated by reference herein.

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

3.	Exhibits

(3)	Articles of Incorporation and By-Laws.

(i)	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2006).

(ii)	By-Laws of The Boeing Company, as amended and restated August 27, 2012 (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 27, 2012).

(10)	Material Contracts.
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

(xii)	Amended and Restated Executive Employment Agreement with W. James McNerney, Jr. dated March 13, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2008).

(xiii)	Summary of Non-Employee Director Compensation (Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2012).

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

(xx)	Notice of Terms of Restricted Stock Units dated February 23, 2009 (Exhibit (10)(ii) to the Company’s Form 10-Q for the quarter ended March 31, 2009).

(xxi)	Notice of Terms of Restricted Stock Units dated February 22, 2010 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2010).

(xxii)	Notice of Terms of Restricted Stock Units dated February 27, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2012).

(xxiii)	Notice of Terms of Restricted Stock Units dated December 17, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2012).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics.

(i)	The Boeing Company Code of Ethical Business Conduct for Members of the Board of Directors (www.boeing.com/corp_gov/conduct_for_directors.pdf).

(ii)	The Boeing Company Code of Conduct for Finance Employees (www.boeing.com/corp_gov/conduct_finance.html).

(iii)	The Boeing Company Code of Conduct (www.boeing.com/corp_gov/conduct_employee.html).

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm in connection with filings on Form S-3 and Form S-8 under the Securities Act of 1933.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

(i)	Commercial Program Method of Accounting (Exhibit (99)(i) to the 1997 Form 10-K).

(101)	Interactive Data Files.

(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company or its subsidiaries are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2013.

THE BOEING COMPANY
(Registrant)
By:	/s/ Diana L. Sands
Diana L. Sands – Vice President of Finance & Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2013.

/s/ W. James McNerney, Jr.	/s/ Edmund P. Giambastiani, Jr.
W. James McNerney, Jr. – Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Edmund P. Giambastiani, Jr. – Director

/s/ Gregory D. Smith	/s/ Lawrence W. Kellner
Gregory D. Smith – Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Lawrence W. Kellner – Director

/s/ Diana L. Sands	/s/ Edward M. Liddy
Diana L. Sands – Vice President of Finance & Corporate Controller (Principal Accounting Officer)	Edward M. Liddy – Director

/s/ David L. Calhoun	/s/ Susan C. Schwab
David L. Calhoun – Director	Susan C. Schwab – Director

/s/ Arthur D. Collins, Jr.	/s/ Ronald A. Williams
Arthur D. Collins, Jr. – Director	Ronald A. Williams – Director

/s/ Linda Z. Cook	/s/ Mike S. Zafirovski
Linda Z. Cook – Director	Mike S. Zafirovski – Director

/s/ Kenneth M. Duberstein
Kenneth M. Duberstein – Director

SCHEDULE II—Valuation and Qualifying Accounts
The Boeing Company and Subsidiaries
Allowance for Other Assets
(Deducted from assets to which they apply)
(Dollars in millions)

Sea Launch Reserves	2012	2011	2010
Balance at January 1			$969
Additions
Deductions from reserves(1)			(969)
Balance at December 31

(1)
During 2010, our claims against Sea Launch were discharged by the bankruptcy court and the related balances and reserves were written off. See Note 11 to our Consolidated Financial Statements for more information regarding amounts receivable from other Sea Launch partners.