Form 10-Q
period 2013-03-31
BOEING CO
filed 2013-04-24
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 17, 2013, there were 758,681,225 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2013

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2013	2012
Sales of products	$16,318	$16,685
Sales of services	2,575	2,698
Total revenues	18,893	19,383

Cost of products	(13,728)	(13,661)
Cost of services	(2,009)	(2,380)
Boeing Capital interest expense	(19)	(33)
Total costs and expenses	(15,756)	(16,074)
	3,137	3,309
Income from operating investments, net	45	46
General and administrative expense	(971)	(955)
Research and development expense, net	(705)	(835)
Gain on dispositions, net	22
Earnings from operations	1,528	1,565
Other income, net	9	12
Interest and debt expense	(99)	(114)
Earnings before income taxes	1,438	1,463
Income tax expense	(332)	(539)
Net earnings from continuing operations	1,106	924
Net loss on disposal of discontinued operations, net of taxes of $0 and $1		(1)
Net earnings	$1,106	$923
Basic earnings per share from continuing operations	$1.45	$1.23
Net loss on disposal of discontinued operations, net of taxes
Basic earnings per share	$1.45	$1.23
Diluted earnings per share from continuing operations	$1.44	$1.22
Net loss on disposal of discontinued operations, net of taxes
Diluted earnings per share	$1.44	$1.22
Cash dividends paid per share	$0.49	$0.44
Weighted average diluted shares (millions)	768.7	759.6
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2013	2012
Net earnings	$1,106	$923
Other comprehensive income, net of tax:
Currency translation adjustments	(23)	45
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $15 and ($11)	(26)	18
Reclassification adjustment for loss included in net earnings, net of tax of ($1) and $0	2
Total unrealized (loss)/gain on derivative instruments, net of tax	(24)	18
Defined benefit pension plans & other postretirement benefits:
Amortization of prior service cost included in net periodic pension cost, net of tax of ($1) and ($3)	3	4
Net actuarial gain arising during the period, net of tax of ($16) and ($9)	30	16
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($215) and ($188)	378	326
Settlements and curtailments included in net income, net of tax of ($5) and ($2)	9	3
Pension and post retirement benefits related to our equity method investments, net of tax ($1) and $4	2	(6)
Total defined benefit pension plans & other postretirement benefits, net of tax	422	343
Other comprehensive income, net of tax	375	406
Comprehensive income related to noncontrolling interest	2
Comprehensive income, net of tax	$1,483	$1,329
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2013	December 31 2012
Assets
Cash and cash equivalents	$8,335	$10,341
Short-term and other investments	3,518	3,217
Accounts receivable, net	6,351	5,608
Current portion of customer financing, net	460	364
Deferred income taxes	29	28
Inventories, net of advances and progress billings	40,797	37,751
Total current assets	59,490	57,309
Customer financing, net	3,910	4,056
Property, plant and equipment, net of accumulated depreciation of $14,711 and $14,645	9,736	9,660
Goodwill	5,049	5,035
Acquired intangible assets, net	3,075	3,111
Deferred income taxes	6,522	6,753
Investments	1,177	1,180
Other assets, net of accumulated amortization of $539 and $504	1,488	1,792
Total assets	$90,447	$88,896
Liabilities and equity
Accounts payable	$9,876	$9,394
Accrued liabilities	11,530	12,995
Advances and billings in excess of related costs	18,505	16,672
Deferred income taxes and income taxes payable	4,838	4,485
Short-term debt and current portion of long-term debt	917	1,436
Total current liabilities	45,666	44,982
Accrued retiree health care	7,447	7,528
Accrued pension plan liability, net	19,878	19,651
Non-current income taxes payable	241	366
Other long-term liabilities	1,401	1,429
Long-term debt	8,254	8,973
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,079	4,122
Treasury stock, at cost - 253,939,815 and 256,630,628	(15,780)	(15,937)
Retained earnings	31,143	30,037
Accumulated other comprehensive loss	(17,041)	(17,416)
Total shareholders’ equity	7,462	5,867
Noncontrolling interest	98	100
Total equity	7,560	5,967
Total liabilities and equity	$90,447	$88,896
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2013	2012
Cash flows – operating activities:
Net earnings	$1,106	$923
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	58	50
Depreciation and amortization	429	426
Investment/asset impairment charges, net	26	36
Customer financing valuation benefit	(3)
Loss on disposal of discontinued operations		2
Gain on dispositions, net	(22)
Other charges and credits, net	53	150
Excess tax benefits from share-based payment arrangements	(23)	(40)
Changes in assets and liabilities –
Accounts receivable	(437)	(729)
Inventories, net of advances and progress billings	(3,000)	(497)
Accounts payable	654	506
Accrued liabilities	(1,133)	(1,032)
Advances and billings in excess of related costs	1,833	(160)
Income taxes receivable, payable and deferred	214	333
Other long-term liabilities	(73)	(45)
Pension and other postretirement plans	821	724
Customer financing, net	24	196
Other	(3)	(6)
Net cash provided by operating activities	524	837
Cash flows – investing activities:
Property, plant and equipment additions	(521)	(424)
Property, plant and equipment reductions	33	4
Acquisitions, net of cash acquired	(26)
Contributions to investments	(2,955)	(3,718)
Proceeds from investments	2,655	1,135
Net cash used by investing activities	(814)	(3,003)
Cash flows – financing activities:
New borrowings	15	20
Debt repayments	(1,262)	(811)
Repayments of distribution rights financing	(138)	(72)
Stock options exercised, other	76	28
Excess tax benefits from share-based payment arrangements	23	40
Employee taxes on certain share-based payment arrangements	(52)	(64)
Dividends paid	(367)	(328)
Net cash used by financing activities	(1,705)	(1,187)
Effect of exchange rate changes on cash and cash equivalents	(11)	22
Net decrease in cash and cash equivalents	(2,006)	(3,331)
Cash and cash equivalents at beginning of year	10,341	10,049
Cash and cash equivalents at end of period	$8,335	$6,718
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2012	$5,061	$4,033	($16,603)	$27,524	($16,500)	$93	$3,608
Net earnings				923			923
Other comprehensive income, net of tax of ($209)					406		406
Share-based compensation and related dividend equivalents		50					50
Excess tax pools		40					40
Treasury shares issued for stock options exercised, net		(11)	40				29
Treasury shares issued for other share-based plans, net		(156)	98				(58)
Treasury shares issued for 401(k) contribution		21	101				122
Balance March 31, 2012	$5,061	$3,977	($16,364)	$28,447	($16,094)	$93	$5,120

Balance January 1, 2013	$5,061	$4,122	($15,937)	$30,037	($17,416)	$100	$5,967
Net earnings				1,106		2	1,108
Other comprehensive income, net of tax of ($224)					375		375
Share-based compensation and related dividend equivalents		58					58
Excess tax pools		17					17
Treasury shares issued for stock options exercised, net		(4)	85				81
Treasury shares issued for other share-based plans, net		(114)	72				(42)
Changes in noncontrolling interest						(4)	(4)
Balance March 31, 2013	$5,061	$4,079	($15,780)	$31,143	($17,041)	$98	$7,560
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2013	2012
Revenues:
Commercial Airplanes	$10,690	$10,937
Defense, Space & Security:
Boeing Military Aircraft	4,109	4,222
Network & Space Systems	1,960	1,872
Global Services & Support	2,041	2,139
Total Defense, Space & Security	8,110	8,233
Boeing Capital	105	125
Other segment	27	24
Unallocated items and eliminations	(39)	64
Total revenues	$18,893	$19,383
Earnings from operations:
Commercial Airplanes	$1,219	$1,081
Defense, Space & Security:
Boeing Military Aircraft	430	399
Network & Space Systems	156	109
Global Services & Support	246	234
Total Defense, Space & Security	832	742
Boeing Capital	44	33
Other segment	(58)	(79)
Unallocated items and eliminations	(509)	(212)
Earnings from operations	1,528	1,565
Other income, net	9	12
Interest and debt expense	(99)	(114)
Earnings before income taxes	1,438	1,463
Income tax expense	(332)	(539)
Net earnings from continuing operations	1,106	924
Net loss on disposal of discontinued operations, net of taxes of $0 and $1		(1)
Net earnings	$1,106	$923
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2012 Annual Report on Form 10-K. Amounts reported in prior periods as Interest and debt expense have been reclassified to Boeing Capital Interest expense to conform to the current period's presentation.
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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2013 and 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $105 and $112 and diluted earnings per share by $0.11 and $0.09.
Note 2 – Earnings Per Share
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2013	2012
Net earnings	$1,106	$923
Less: earnings available to participating securities	3	3
Net earnings available to common shareholders	$1,103	$920
Basic
Basic weighted average shares outstanding	763.3	752.5
Less: participating securities	2.1	2.3
Basic weighted average common shares outstanding	761.2	750.2
Diluted
Basic weighted average shares outstanding	763.3	752.5
Dilutive potential common shares(1)	5.4	7.1
Diluted weighted average shares outstanding	768.7	759.6
Less: participating securities	2.1	2.3
Diluted weighted average common shares outstanding	766.6	757.3
Net earnings per share:
Basic	$1.45	$1.23
Diluted	1.44	1.22

(1)	Diluted EPS includes any dilutive impact of stock options, restricted stock units and Performance Awards.
The shares included in the following table were not included in the computation of diluted earnings per share because the effect was antidilutive. However, these shares may be dilutive potential common shares in the future.

(Shares in millions)	Three months ended March 31
	2013	2012
Stock options	19.1	18.5
Performance Awards	5.8	4.5
Note 3 – Income Taxes
Our effective income tax rates were 23.1% and 36.8% for the three months ended March 31, 2013 and 2012. The effective tax rate for the first quarter of 2013 is lower than the comparable prior year period primarily due to the inclusion of U.S. research and development tax credits in 2013 which were not available in 2012. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 that retroactively renewed the research and development tax credit for 2012 and extended the credit through December 31, 2013. As tax law changes are recognized in the period in which new legislation is enacted, the 2012 R&D credit of $145 is reflected as a discrete item in our income tax rate for the first quarter of 2013.
Federal income tax audits have been settled for all years prior to 2007. The years 2009-2010 are currently being examined by the IRS, and we have filed appeals with the IRS for tax years 2007-2008. We are also subject to examination in major state and international jurisdictions for the 2001-2012 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve the matters presently under consideration for the

2007-2008 tax years with the IRS. Depending on the timing and outcome of the audit settlement, unrecognized tax benefits that affect the effective tax rate could increase earnings by up to $250 based on current estimates.
Note 4 – Accounts Receivable
Accounts receivable as of March 31, 2013, includes $112 of unbillable receivables on a long-term contract with LightSquared, LLC (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. Given the uncertainties inherent in bankruptcy proceedings it is reasonably possible that we could incur losses related to these receivables in connection with the LightSquared bankruptcy.
Note 5 – Inventories
Inventories consisted of the following:

	March 31 2013	December 31 2012
Long-term contracts in progress	$15,246	$15,130
Commercial aircraft programs	44,340	40,389
Commercial spare parts, used aircraft, general stock materials and other	7,042	7,206
Inventory before advances and progress billings	66,628	62,725
Less advances and progress billings	(25,831)	(24,974)
Total	$40,797	$37,751
Long-Term Contracts in Progress
Long-term contracts in progress included Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At March 31, 2013 and December 31, 2012, the inventory balance, net of advances, was $725. At March 31, 2013, $440 of this inventory related to unsold launches. See Note 10.
Inventory balances included $237 subject to claims or other uncertainties relating to the A-12 program at March 31, 2013 and December 31, 2012. See Note 16.
Capitalized precontract costs of $261 and $238 at March 31, 2013 and December 31, 2012, are included in inventories.
Commercial Aircraft Programs
At March 31, 2013 and December 31, 2012, commercial aircraft programs inventory included the following amounts related to the 787 program: $24,358 and $21,289 of work in process (including deferred production costs of $17,095 and $15,929), $1,947 and $1,908 of supplier advances, and $2,508 and $2,339 of unamortized tooling and other non-recurring costs. At March 31, 2013, $14,525 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $5,078 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At March 31, 2013 and December 31, 2012, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,312 and $1,292 of deferred production costs, net of previously recorded reach-forward losses, and $653 and $683 of unamortized tooling costs. At March 31, 2013, $1,046 of 747 deferred production costs and unamortized tooling are expected to be recovered from units included in the program accounting quantity that have firm orders and $919 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,083 and $2,989 at March 31, 2013 and December 31, 2012.
Note 6 – Customer Financing
Customer financing primarily relates to the BCC segment and consisted of the following:

	March 31 2013	December 31 2012
Financing receivables:
Investment in sales-type/finance leases	$1,802	$1,850
Notes	668	592
Operating lease equipment, at cost, less accumulated depreciation of $550 and $628	1,956	2,038
Gross customer financing	4,426	4,480
Less allowance for losses on receivables	(56)	(60)
Total	$4,370	$4,420
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At March 31, 2013 and December 31, 2012, we individually evaluated for impairment customer financing receivables of $596 and $616 and determined that $444 and $446 were impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceed the carrying values of the receivables.
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
Our financing receivable balances by internal credit rating category are shown below.

Rating categories	March 31 2013	December 31 2012
BBB	$1,165	$1,201
BB	55	63
B	152	51
CCC	502	511
D	504	524
Other	92	92
Total carrying value of financing receivables	$2,470	$2,442
At March 31, 2013, our allowance primarily related to receivables with ratings of CCC and we applied default rates that averaged 46% to the exposure associated with those receivables.
In the fourth quarter of 2011, American Airlines Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. We believe that our customer financing receivables from American Airlines of $504 are sufficiently collateralized such that we do not expect to incur losses related to those receivables and have not recorded an allowance for losses as of March 31, 2013 as a result of the bankruptcy.

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

	March 31 2013	December 31 2012
717 Aircraft ($460 and $465 accounted for as operating leases) (1)	$1,755	$1,781
757 Aircraft ($422 and $454 accounted for as operating leases) (1)	506	561
MD-80 Aircraft (Accounted for as sales-type finance leases) (1)	444	446
747 Aircraft ($246 and $221 accounted for as operating leases)	351	221
737 Aircraft ($170 and $193 accounted for as operating leases)	289	316
787 Aircraft (Accounted for as operating leases)	282	286
MD-11 Aircraft (Accounted for as operating leases) (1)	265	269
767 Aircraft ($63 and $63 accounted for as operating leases)	207	223

(1)	Out-of-production aircraft.
Note 7 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2013	December 31 2012
Time deposits	$3,445	$3,135
Pledged money market funds (1)	46	56
Available-for-sale investments	9	9
Equity method investments (2)	1,135	1,137
Restricted cash (3)	25	25
Other investments	35	35
Total	$4,695	$4,397

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

(2)	Dividends received were $50 and $53 during the three months ended March 31, 2013 and 2012.

(3)	Restricted to pay life insurance premiums for certain employees and certain claims related to workers' compensation.
Note 8 – Other Assets
Sea Launch
At March 31, 2013 and December 31, 2012, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space

Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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
Note 9 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the three months ended March 31, 2013 and 2012.

	2013	2012
Beginning balance – January 1	$710	$758
Reductions for payments made	(8)	(12)
Changes in estimates	5	12
Ending balance - March 31	$707	$758
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2013 and December 31, 2012, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $857 and $865.
Product Warranties
The following table summarizes product warranty activity recorded during the three months ended March 31, 2013 and 2012.

	2013	2012
Beginning balance – January 1	$1,572	$1,046
Additions for current year deliveries	63	109
Reductions for payments made	(129)	(66)
Changes in estimates	1	(6)
Ending balance - March 31	$1,507	$1,083

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
Trade-in commitment agreements at March 31, 2013 have expiration dates from 2013 through 2023. At March 31, 2013, and December 31, 2012 total contractual trade-in commitments were $1,620 and $1,535. As of March 31, 2013 and December 31, 2012, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $173 and $108 and the fair value of the related trade-in aircraft was $173 and $108.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $17,714 and $18,083 as of March 31, 2013 and December 31, 2012. The estimated earliest potential funding dates for these commitments as of March 31, 2013 are as follows:

Total
April through December 2013	$935
2014	2,841
2015	3,977
2016	3,283
2017	3,064
Thereafter	3,614
$17,714
As of March 31, 2013, $16,640 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,443 and $4,545 as of March 31, 2013 and December 31, 2012.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $527 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.
C-17
At March 31, 2013, our backlog included 3 C-17 aircraft under contract with the U.S. Air Force (USAF) and an international order for 9 C-17 aircraft. We are currently producing C-17 aircraft at a rate of 10 per year. Should additional orders not materialize, it is reasonably possible that we will decide in 2013 to end production of the C-17 at a future date. We are still evaluating the full financial impact of a potential production shutdown, including pension curtailment charges, and any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract. At March 31, 2013, we had approximately $410 of inventory expenditures and potential termination liabilities to suppliers associated with 12 aircraft for international customers not currently under contract.
U.S. Government Defense Budget/Sequestration
In August 2011, the Budget Control Act (The Act) reduced the United States defense top line budget by approximately $490 billion through 2021. The Act further reduced the defense top line budget by an additional $500 billion through 2021 if Congress did not enact $1.2 trillion in further budget reductions by January 15, 2012. Should Congress in future years provide funding above the yearly spending limits of The Act, sequestration will automatically take effect and cancel any excess amount above the limits. The annual spending limits of The Act will remain in place until current law is changed.
On March 1, 2013, sequestration was implemented for the U.S. government fiscal year 2013 (FY2013), canceling $42.7 billion of planned U.S. defense budgetary spending. The Office of Management and Budget (OMB) subsequently issued a report to Congress listing illustrative cuts which equal a 7.8% reduction in FY2013 non-exempt defense discretionary funding and a 5.0% reduction in non-exempt nondefense discretionary funding. However, as noted in the OMB report, the effective reduction in funds would be approximately 13% for non-exempt defense programs and 9% for non-exempt nondefense programs if implemented over the seven-month period from March 1, 2013 to September 30, 2013.
While the OMB report and other communications with the United States Department of Defense (U.S. DoD) indicate that there would likely be reductions to our defense business, the U.S. DoD is in the process of identifying specific program and contract reductions required by the FY2013 sequestration order. As such, at this time we cannot determine how sequestration will impact the Company's specific programs and contracts. Any reductions, cancellations or delays impacting existing contracts or programs could have a material effect on our results of operations, financial position and/or cash flows.

BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Airborne Early Warning and Control, Family of Advanced Beyond Line-of-Sight Terminals, India P-8I, Saudi Arabia F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge for reach-forward losses during the next 12 months.
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs have gross margins that are breakeven or near breakeven at March 31, 2013.
Continued weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in pricing pressures and fewer 747 orders than anticipated. While we received additional orders for aircraft in the first quarter of 2013, we continue to have a number of unsold Freighter and Intercontinental production positions beyond 2013. If we are unable to obtain orders for multiple Freighter aircraft in 2013 consistent with our near-term production plans, we may be required to take actions including further reducing the production rate and/or building airplanes for which we have not received firm orders. If market and production risks cannot be mitigated, the program could face an additional reach-forward loss that may be material.

The cumulative impacts of production challenges, change incorporation, schedule delays and customer and supplier impacts have created significant pressure on 787 program profitability. If risks related to this program, including risks associated with change incorporation, the battery incidents and associated regulatory directives, planned production rate increases, or introducing the 787-9 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as a reach-forward loss that may be material.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2013	December 31 2012	March 31 2013	December 31 2012	March 31 2013	December 31 2012
Contingent repurchase commitments	$2,170	$2,065	$2,169	$2,065	$5	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	137	137
Contract pricing	261	261			7	7
Other Delta contracts	232	232			8	8
Other indemnifications	128	137			32	32
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,223 of the $1,360 of inventory that was contributed by us and has yet to consume $137. ULA has made advance payments of $1,080 to us and we have recorded revenues and cost of sales of $795 under the inventory supply agreement through March 31, 2013.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal, and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to the expiration. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. A hearing before the ASBCA has been scheduled for November 18, 2013. On March 1, 2013, the USAF filed two motions for summary judgment before the ASBCA. ULA's oppositions to these motions were filed on April 19, 2013. There is no deadline for the ASBCA to rule on these motions. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $279 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $18 for our portion of additional contract losses incurred by ULA.
Potential payments for Other Delta contracts include $85 related to deferred support costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. The DCMA has not yet issued a final decision related to the recoverability of the $114. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. On June 14, 2012, Boeing and ULA filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government. On November 9, 2012, the U.S. government filed an answer to our claim and asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit, and have filed an answer challenging it on multiple grounds. The litigation proceeds, with no trial date having yet been set. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At March 31, 2013 and December 31, 2012, our maximum future cash exposure to losses associated with the loss sharing arrangement was $128 and $137 and our accrued liability under the loss sharing arrangement was $32 and $32.
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
Note 11 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Pension		Other Postretirement Benefits
Three months ended March 31,	2013	2012	2013	2012
Service cost	$473	$411	$37	$36
Interest cost	731	751	67	79
Expected return on plan assets	(969)	(958)	(2)	(2)
Amortization of prior service costs	49	56	(45)	(49)
Recognized net actuarial loss	569	484	24	30
Settlement and curtailment loss/(gain)	20	7		(2)
Net periodic benefit cost	$873	$751	$81	$92
Net periodic benefit cost included in Earnings from operations	$791	$655	$91	$149
We did not make any discretionary pension contributions during the three months ended March 31, 2013 or 2012.

Note 12 – Share-Based Compensation and Other Compensation Arrangements
Stock Options
On February 25, 2013, we granted to our executives 6,591,968 options with an exercise price equal to the fair market value of our stock on the date of grant and which expire 10 years after the date of grant. The stock options vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. The grant-date fair value of each stock option was $15.85.
Restricted Stock Units
On February 25, 2013, we granted to our executives 1,375,414 restricted stock units (RSUs) as part of our long-term incentive program with a grant date fair value of $75.97 per share. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date.
Performance Awards
On February 25, 2013, we granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2015. The minimum payout amount is $0 and the maximum payout is $285.
Note 13 - Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the three months ended March 31, 2013 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance January 1, 2013	$214	($8)	$86	($17,708)		($17,416)
OCI before reclassifications	(23)		(26)	32		(17)
Amounts reclassified from AOCI			2	390	(2)	392
Net current period OCI	(23)		(24)	422		375
Balance March 31, 2013	$191	($8)	$62	($17,286)		($17,041)

(1)	Net of tax.

(2)
Primarily relates to amortization of actuarial gains/losses recorded in the period totaling $378 (net of tax of $215) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

Note 14 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, foreign currency option contracts, commodity swaps, and commodity purchase contracts. We use foreign currency forward and option contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions up to 2023. We use commodity derivatives, such as swaps and fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2016.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2013	December 31 2012	March 31 2013	December 31 2012	March 31 2013	December 31 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,375	$2,310	$180	$202	($34)	($16)
Interest rate contracts	313	388	24	26
Commodity contracts	81	99			(62)	(71)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	340	412	5	3	(43)	(42)
Commodity contracts	16	15			(8)	(8)
Total derivatives	3,125	3,224	209	231	(147)	(137)
Netting arrangements			(59)	(53)	59	53
Net recorded balance			$150	$178	($88)	($84)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive loss and Net earnings were as follows:

	Three months ended March 31
	2013	2012
Effective portion recognized in other comprehensive loss, net of taxes:
Foreign exchange contracts	($26)	$32
Commodity contracts		(14)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	3	7
Commodity contracts	(5)	(7)
Forward points recognized in Other income/(expense), net:
Foreign exchange contracts	8	(4)
Undesignated derivatives recognized in Other income/(expense), net:
Foreign exchange contracts	(2)	4
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $43 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income/(expense) was insignificant for the three months ended March 31, 2013 and 2012.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2013 was $10. At March 31, 2013, there was no collateral posted related to our derivatives.
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

	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,569	$3,569			$4,534	$4,534
Available-for-sale investments	9	6		$3	9	6		$3
Derivatives	150		$150		178		$178
Total assets	$3,728	$3,575	$150	$3	$4,721	$4,540	$178	$3
Liabilities
Derivatives	($88)		($88)		($84)		($84)
Total liabilities	($88)		($88)		($84)		($84)

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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31 and the fair value and asset classification of the related assets as of the impairment date:

	2013		2012
	Fair Value	Total Losses	Fair Value	Total Losses
Equipment under operating leases & Assets held for sale or re-lease	$28	($21)	$25	($31)
Property, plant and equipment	6	(5)
Total	$34	($26)	$25	($31)
The fair value of the impaired equipment under operating lease is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft. Property, plant and equipment was primarily valued using an income approach based on the discounted cash flows associated with the underlying assets.
For Level 3 assets that were measured at fair value on a non-recurring basis during the three months ended March 31, 2013, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Equipment under operating leases & Assets held for sale or re-lease	$28	Market approach	Aircraft value publications	$18 - $34(1) Median $30
			Aircraft condition adjustments	($7) - $5(2) Net ($2)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2013
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$6,351	$6,326		$6,326
Notes receivable, net	649	707		707
Liabilities
Debt, excluding capital lease obligations	(9,025)	(10,825)		(10,778)	($47)

	December 31, 2012
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$5,608	$5,642		$5,642
Notes receivable, net	571	632		632
Liabilities
Debt, excluding capital lease obligations	(10,231)	(12,269)		(12,221)	($48)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair value of our debt classified as Level 3 is based on the median of the underlying collateral value as described above. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2013 and December 31, 2012. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 16 – Legal Proceedings
Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Potentially material contingencies including A-12 and Employment, Labor and Benefits litigation are discussed below.
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
The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2013, inventories included approximately $587 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.
The U.S. Court of Federal Claims held that the default termination decision could not be sustained and on March 31, 1998, awarded the Team $1,200 in unreimbursed costs. The Court of Appeals for the Federal Circuit reversed in July 1999 and remanded the case back to the trial court to determine whether the Team was in fact in default. On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to the trial court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. On May 23, 2011, the U.S. Supreme Court vacated the decision of the Court of Appeals upholding the default termination, and remanded the case to the Court of Appeals. On July 7, 2011, the Court of Appeals remanded the case to the trial court for additional factual determinations. The trial court has scheduled oral argument for May 7, 2013. On December 29, 2009, the Navy sent letters to the Team requesting payment of $1,352 in unliquidated progress payments, plus applicable interest. On November 15, 2011, the Navy sent a letter confirming that it would not pursue payment from the Team pending all trial court and appellate proceedings adjudicating the issues remanded by the Supreme Court.
We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2013. Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government. If after all legal proceedings are concluded, the court determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $237 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,590). In that event, our loss would total approximately $1,743 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,189, including interest from June 26, 1991.
Employment, Labor and Benefits Litigation
In connection with the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit), certain individuals not hired by Spirit alleged that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated ERISA, violated our collective bargaining agreements, and constituted retaliation.

The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. In 2012, the Tenth Circuit Court of Appeals affirmed the district court's 2010 summary judgment in favor of Boeing and Spirit on all class action claims, but the parties were not precluded from making claims on an individual basis. As of March 31, 2013, eighty-nine individuals have asserted individual claims related to this matter. Spirit has agreed to indemnify Boeing for any and all losses.
Also related to the 2005 sale of the former Wichita facility, on February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas, alleging collective bargaining agreement breaches and ERISA violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. On December 11, 2012 the court denied plaintiffs’ motion for summary judgment and granted Boeing’s motion for summary judgment on plaintiffs’ claim that amendment of The Boeing Company Employee Retirement Plan violated the IAM collective bargaining agreement, as well as individual ERISA §510 claims for interference with benefits. The court denied Boeing’s motion for all other claims. The parties are preparing to conduct additional discovery in anticipation of further court proceedings, which have not yet been scheduled. We believe that Spirit is obligated to indemnify Boeing for any and all losses in this matter, although to date Spirit has acknowledged a limited indemnification obligation. We currently estimate that the putative class includes 2,000 former Wichita employees. We cannot reasonably estimate the range of loss, if any, that may result from both these matters given the current procedural status of the litigation.
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
Civil Securities Litigation
On November 13, 2009, plaintiff shareholders filed a putative securities fraud class action against The Boeing Company and two of our senior executives in federal district court in Chicago. This lawsuit arose from our June 2009 announcement that the first flight of the 787 Dreamliner would be postponed due to a need to reinforce an area within the side-of-body section of the aircraft. Plaintiffs contended that we were aware before June 2009 that the first flight could not take place as scheduled due to issues with the side-of-body section of the aircraft, and that our determination not to announce this delay earlier resulted in an artificial inflation of our stock price for a multi-week period in May and June 2009. On March 7, 2011, the Court dismissed the complaint with prejudice and, on March 19, 2012, the Court denied the plaintiffs' request to reconsider that order. On April 12, 2012, plaintiffs filed a Notice of Appeal, and on April 25, 2012, Boeing filed a Notice of Cross-Appeal based on the district court's failure to award sanctions against the plaintiffs. On March 26, 2013, the Seventh Circuit Court of Appeals affirmed the dismissal of the complaint. The appeals court remanded the case to the district court for the sole purpose of determining whether sanctions should be imposed on the plaintiffs' counsel and, if so, in what amount. We expect those proceedings to occur by the end of the second quarter of 2013.

Note 17 – Segment Information
Effective January 1, 2013, certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment. Effective January 1, 2013, BCC's accounting policies for certain leasing transactions were aligned with Boeing's consolidated accounting policies. Segment information previously reported has been adjusted to reflect this change. The resulting adjustments affected the BCC and Other segments as well as consolidated amounts reported for Boeing Capital interest expense, Earnings from operations, and Interest and debt expense.
Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. See page 6 for a Summary of Business Segment Data, which is an integral part of this note.
Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Three months ended March 31
	2013	2012
Commercial Airplanes	$195	$128
Boeing Capital	9	12
Total	$204	$140
During the three months ended March 31, 2013 and 2012, Other segment's Loss from operations included $12 and $38 related to support provided to BCC.
Unallocated items and eliminations includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Unallocated pension and other postretirement expense represents the portion of pension and other postretirement costs that are not recognized by business segments for segment reporting purposes. The business segments have traditionally been allocated pension and other postretirement costs using U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than Generally Accepted Accounting Principles in the United States of America (GAAP). Beginning in 2013, pension costs, comprising GAAP service and prior service costs, are allocated to Commercial Airplanes. BDS continues to be allocated CAS pension costs which are allocable to government contracts. Other postretirement costs will continue to be allocated to business segments based on CAS, which is generally based on benefits paid. Prior year allocations have not been adjusted. Components of Unallocated items and eliminations are shown in the following table.

	Three months ended March 31
	2013	2012
Share-based plans	($31)	($22)
Deferred compensation	(56)	(36)
Capitalized interest	(17)	(21)
Eliminations and other	(66)	75
Sub-total	(170)	(4)
Pension	(358)	(189)
Postretirement	19	(19)
Pension and Postretirement	(339)	(208)
Total	($509)	($212)

Segment assets are summarized in the table below:

	March 31 2013	December 31 2012
Commercial Airplanes	$44,360	$41,769
Defense, Space & Security:
Boeing Military Aircraft	6,885	6,582
Network & Space Systems	6,662	6,669
Global Services & Support	3,862	3,692
Total Defense, Space & Security	17,409	16,943
Boeing Capital	4,281	4,347
Other segment	1,106	1,043
Unallocated items and eliminations	23,291	24,794
Total	$90,447	$88,896
Assets included in Unallocated items and eliminations primarily consist of cash, net deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of operations, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2013, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's retrospective adoption during the year ended December 31, 2012 of new accounting guidance related to the presentation of comprehensive income. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
April 24, 2013

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

(3)
the overall health of our aircraft production system, planned production rate increases across multiple commercial airline programs, our commercial development and derivative aircraft programs, and our aircraft being subject to stringent performance and reliability standards;

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
Earnings From Operations and Core Operating Earnings (Non-GAAP)
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2013	2012
Revenues	$18,893	$19,383

GAAP
Earnings from operations	$1,528	$1,565
Operating margins	8.1%	8.1%
Effective income tax rate	23.1%	36.8%
Net earnings from continuing operations	$1,106	$924
Diluted earnings per share	$1.44	$1.22

Non-GAAP (1)
Core operating earnings	$1,867	$1,773
Core operating margin	9.9%	9.1%
Core earnings per share	$1.73	$1.40

(1)
These measures exclude certain components of pension and postretirement benefit expense. See page 45 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes revenues:

(Dollars in millions)	Three months ended March 31
	2013	2012
Commercial Airplanes	$10,690	$10,937
Defense, Space & Security	8,110	8,233
Boeing Capital	105	125
Other segment	27	24
Unallocated items and eliminations	(39)	64
Total	$18,893	$19,383
Revenues for the three months ended March 31, 2013 decreased by $490 million or 3% compared with the same period in 2012. Commercial Airplanes revenues decreased by $247 million or 2% due to the suspension of 787 deliveries in January 2013 and lower commercial aviation services spares revenue partially offset by higher new airplane deliveries from other programs. Defense, Space & Security (BDS) revenues for the three months ended March 31, 2013 decreased by $123 million due to lower revenues in the Boeing Military Aircraft (BMA) and Global Service & Support (GS&S) segments, partially offset by higher revenues in the Network & Space Systems (N&SS) segment.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Three months ended March 31
	2013	2012
Commercial Airplanes	$1,219	$1,081
Defense, Space & Security	832	742
Boeing Capital	44	33
Other segment	(58)	(79)
Unallocated pension/postretirement expense	(339)	(208)
Other unallocated items and eliminations	(170)	(4)
Earnings from operations (GAAP)	$1,528	$1,565
Unallocated pension/postretirement expense	339	208
Core operating earnings (Non-GAAP)	$1,867	$1,773
Earnings from operations for the three months ended March 31, 2013 decreased by $37 million compared with the same period in 2012 primarily reflecting higher pension costs in 2013 and a benefit recorded in 2012 from a favorable court judgment that more than offset higher earnings at Commercial Airplanes and BDS.
Core operating earnings increased by $94 million compared with the same period in 2012 as higher earnings at Commercial Airplanes and BDS more than offset the 2012 benefit related to a favorable court judgment on satellite litigation.
For the three months ended March 31, 2013, Commercial Airplanes earnings increased by $138 million reflecting higher 737 and 777 airplane deliveries, and lower research and development expense partially offset by higher period costs driven by higher 787 engineering support costs related to the battery system and other costs associated with business growth. For the three months ended March 31, 2013, BDS earnings increased by $90 million compared with the same period in 2012 reflecting higher earnings in all three BDS segments.
Research and Development The following table summarizes our research and development expense:

(Dollars in millions)	Three months ended March 31
	2013	2012
Commercial Airplanes	$419	$544
Defense, Space & Security	272	281
Other	14	10
Research and development expense, net	$705	$835
Our research and development expense for the three months ended March 31, 2013 decreased by $130 million compared with the same period in 2012 primarily due to lower spending at BCA on the 787 program partially offset by increased spending on the 737 program.

Unallocated Items and Eliminations The most significant items included in Unallocated items and eliminations are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2013	2012
Share-based plans	($31)	($22)
Deferred compensation	(56)	(36)
Eliminations and other	(83)	54
Sub-total (included in core operating earnings*)	(170)	(4)
Pension	(358)	(189)
Postretirement	19	(19)
Pension and Postretirement (excluded from core operating earnings*)	(339)	(208)
Total	($509)	($212)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 45.
Eliminations and other unallocated items for the three months ended March 31, 2013 increased by $137 million due to a $131 million benefit related to a favorable court judgment on satellite litigation in 2012.
We recorded net periodic benefit cost related to pensions and other postretirement benefits of $954 million for the three months ended March 31, 2013 and $843 million for the same period in 2012. The increase in net periodic benefit costs related to pensions is primarily due to higher amortization of actuarial losses driven by lower discount rates.
A portion of net periodic benefit cost is recognized as product costs in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Costs are allocated to the business segments as described in Note 17.
Net periodic benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Pension		Other Postretirement Benefits
Three months ended March 31,	2013	2012	2013	2012
Allocated to business segments	($433)	($466)	($110)	($130)
Other unallocated items and eliminations	(358)	(189)	19	(19)
Total	($791)	($655)	($91)	($149)

Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2013	2012
Earnings from operations	$1,528	$1,565
Other income, net	9	12
Interest and debt expense	(99)	(114)
Earnings before income taxes	1,438	1,463
Income tax expense	(332)	(539)
Net earnings from continuing operations	$1,106	$924
Interest and debt expense for the three months ended March 31, 2013 decreased by $15 million, when compared with the same period in 2012 due to a lower weighted average debt balance.
Our effective income tax rates were 23.1% and 36.8% for the three months ended March 31, 2013 and 2012. The effective tax rate for the first quarter of 2013 is lower than the comparable prior year period primarily due to the retroactive reinstatement of the 2012 U.S. research and development tax credit which reduced income tax expense by $145 million in the first quarter of 2013.
For additional discussion related to Income Taxes, see Note 3 to our Condensed Consolidated Financial Statements.
Backlog

(Dollars in millions)	March 31 2013	December 31 2012
Total contractual backlog	$373,597	$372,355
Unobligated backlog	18,134	17,873
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the three months ended March 31, 2013 compared with December 31, 2012 was primarily due to commercial airplane orders in excess of deliveries partially offset by cancellation of orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Total unobligated backlog was $18,134 million at March 31, 2013 largely unchanged from December 31, 2012.
Additional Considerations
KC-46A Tanker In February 2011, we were awarded a contract from the USAF to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker will be a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive firm contract valued at $4.9 billion and involves highly complex designs and systems integration. Changes to our estimated cost to perform the work could result in a material charge. This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. For segment reporting purposes, backlog, revenues and costs are recorded in the Commercial Airplanes and BMA segments.

Segment Results of Operations
Commercial Airplanes
Operating Results

(Dollars in millions)	Three months ended March 31
	2013	2012
Revenues	$10,690	$10,937
Earnings from operations	$1,219	$1,081
Operating margins	11.4%	9.9%

(Dollars in millions)	March 31 2013	December 31 2012
Contractual backlog	$321,981	$317,287
Unobligated backlog	1,466	1,466
Revenues
Revenues for the three months ended March 31, 2013 decreased by $247 million or 2% compared with 2012 due to the suspension of 787 deliveries in January 2013 and lower commercial aviation services spares revenue partially offset by higher new airplane deliveries from other programs.
Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

	737	747	767	777	787	Total
Deliveries during the first quarter of 2013	102	6	4	24	1	137
Deliveries during the first quarter of 2012	99	6	7	20	5	137
Cumulative deliveries as of 3/31/2013	4,395	1,464	1,044	1,090	50
Cumulative deliveries as of 12/31/2012	4,293	1,458	1,040	1,066	49
Earnings From Operations
Earnings from operations for the three months ended March 31, 2013 increased by $138 million and operating margins increased by 1.5 percentage points to 11.4% compared with the same period of 2012. Increased earnings of $159 million were driven primarily by higher 737 and 777 airplane deliveries, and lower research and development cost of $125 million due to lower spending on the 787 program partially offset by increased spending on the 737 program. Increased earnings were also partially offset by higher period costs of $146 million driven by higher 787 engineering support costs related to the battery system and other costs associated with business growth.
Backlog
The increase in contractual backlog during the three months ended March 31, 2013 was due to orders in excess of deliveries partially reduced by cancellation of orders. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog they remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.

Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 3/31/2013	737	747	767	777	787
Program accounting quantities	6,600	1,574	1,103	1,450	1,100
Undelivered units under firm orders	3,125	64	64	352	840
Cumulative firm orders	7,520	1,528	1,108	1,442	890

	Program
As of 12/31/2012	737	747	767	777	787
Program accounting quantities	6,600	1,574	1,103	1,450	1,100
Undelivered units under firm orders	3,074	67	68	365	799
Cumulative firm orders	7,367	1,525	1,108	1,431	848
737 Program We increased the production rate from 35 to 38 airplanes per month in final assembly in March 2013 and a further increase to 42 airplanes per month is planned for 2014. First delivery of the 737 MAX is expected in 2017.
747 Program In April 2013, we announced that the production rate would be decreased from 2 aircraft per month to 1.75 aircraft in January 2014. Continued weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in pricing pressures and fewer orders than anticipated. While we received additional orders for aircraft in the first quarter of 2013, we continue to have a number of unsold Freighter and Intercontinental production positions beyond 2013. If we are unable to obtain orders for multiple Freighter aircraft in 2013 consistent with our near-term production plans, we may be required to take actions including further reducing the production rate and/or building airplanes for which we have not received firm orders. We also remain focused on reducing out-of-sequence work, improving supply chain efficiency and implementing cost-reduction efforts. If market and production risks cannot be mitigated, the program could face an additional reach-forward loss that may be material.
767 Program As we reconfigure the 767 assembly line to include a 767 derivative to support the Tanker program, we plan to decrease our production rate from 2 to 1 airplanes per month in late 2013. We then expect to increase the rate to 1.5 per month in 2014 and back to 2 per month in 2016.
777 Program We increased our production rate from 7 per month to 8.3 in the first quarter of 2013.
787 Program A battery-related failure occurred on a 787 airplane on January 7, 2013. On January 15, a second 787 airplane had a battery incident. On January 16, the Federal Aviation Administration (FAA) issued an airworthiness directive to address potential battery risk on the 787 and required U.S. aircraft operators to suspend operations of all 787 airplanes. International government regulators also issued directives to the same effect. While production continues on the 787, Boeing suspended deliveries pending appropriate clearance by the regulatory agencies. On April 19, the FAA approved a set of proposed battery system improvements, allowing Boeing and its customers to install the approved modifications and to commence the process of returning the commercial fleet to service and resuming deliveries. During the first quarter of 2013 we expensed costs associated with investigating and testing new batteries as well as costs we expect to incur in the second quarter to retrofit the 50 previously delivered airplanes. Additional costs or further return-to-service delays could have a material effect on our financial position, results of operations, or cash flows.
We continue to incorporate engineering and other design changes identified during flight testing into already completed aircraft at our Everett modification center. We remain focused on achieving planned increases in 787 production rates while continuing to satisfy customer mission and performance requirements. We also continue to monitor and address challenges associated with aircraft production and assembly, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, as well as introduction of the 787-9 derivative into the manufacturing process. We continue to expect to increase the production rate of 787 aircraft to 10 per month in final assembly by the end of 2013 with first deliveries occurring at that rate in early 2014. Our efforts to achieve planned production rate targets include improving the production system, coordinating rate increases with suppliers and increasing production rates in both Everett and North Charleston final assembly. We continue to expect first delivery of the 787-9 to occur in early 2014. In addition, we continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. During the fourth quarter of 2012 we finalized an order for one of the three remaining flight test aircraft. We continue to believe that the other two 787 flight-test aircraft are commercially saleable and we continue to include costs related to those airplanes in program inventory at March 31, 2013. If we determine that either of the remaining aircraft cannot be sold, we may incur additional charges.
The accounting quantity of 1,100 units remains unchanged and represents approximately 10 years of production at planned production rates. The cumulative impacts of production challenges, change incorporation, schedule delays and customer and supplier impacts have created significant pressure on program profitability. If risks related to this program, including risks associated with change incorporation, the 787 battery incidents and associated regulatory directives, planned production rate increases, or introducing the 787-9 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from thousands of employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft derivatives, such as the 787-9 and 737 MAX, involves increased risks associated with meeting development, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors in aircraft purchase contracts, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the Condensed Consolidated Financial Statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Defense, Space & Security
Business Environment and Trends
U.S. Government Defense Environment Overview In August 2011, the Budget Control Act (The Act) reduced the United States defense top line budget by approximately $490 billion through 2021. The Act further reduced the defense top line budget by an additional $500 billion through 2021 if Congress did not enact $1.2 trillion in further budget reductions by January 15, 2012. Should Congress in future years provide funding above the yearly spending limits of The Act, sequestration will automatically take effect and cancel any excess amount above the limits. The annual spending limits of The Act will remain in place until current law is changed.
On March 1, 2013, sequestration was implemented for the U.S. government fiscal year 2013 (FY2013), canceling $42.7 billion of planned U.S. defense budgetary spending. The Office of Management and Budget (OMB) subsequently issued a report to Congress listing illustrative cuts which equal a 7.8% reduction in FY2013 non-exempt defense discretionary funding and a 5.0% reduction in non-exempt nondefense discretionary funding. However, as noted in the OMB report, the effective reduction in funds would be approximately 13% for non-exempt defense programs and 9% for non-exempt nondefense programs if implemented over the seven-month period from March 1, 2013 to September 30, 2013.
While the OMB report and other communications with the United States Department of Defense (U.S. DoD) indicate that there would likely be reductions to our defense business, the U.S. DoD is in the process of identifying specific program and contract reductions required by the FY2013 sequestration order. As such, at this time we cannot determine how sequestration will impact the Company's specific programs and contracts. While we expect that the U.S. DoD will shift funds where possible to minimize the impact on war-fighting capabilities and critical military readiness, sequestration may require the termination of certain, as yet undetermined, procurement programs and contracts. Any reductions, cancellations or delays impacting existing contracts or programs could have a material effect on our results of operations, financial position and/or cash flows. While U.S. DoD would sustain the bulk of sequestration cuts affecting the Company, civil programs and agencies could be significantly impacted as well.
BDS Realignment
Effective January 1, 2013, certain programs were realigned between BDS segments. Business segment data for 2012 has been adjusted to reflect the realignment. See Note 17.
Operating Results

(Dollars in millions)	Three months ended March 31
	2013	2012
Revenues	$8,110	$8,233
Earnings from operations	$832	$742
Operating margins	10.3%	9.0%

(Dollars in millions)	March 31 2013	December 31 2012
Contractual backlog	$51,616	$55,068
Unobligated backlog	16,668	16,407
Revenues
BDS revenues for the three months ended March 31, 2013 decreased by $123 million, a 1% decrease from the same period in 2012 due to lower revenues of $113 million in the BMA segment and $98 million in the GS&S segment, partially offset by higher revenues of $88 million in the N&SS segment.

Earnings From Operations
BDS operating earnings for the three months ended March 31, 2013 increased by $90 million compared to the same period in 2012 reflecting higher earnings in all three BDS segments. Operating margins increased to 10.3%.
Backlog
BDS total backlog decreased 4% in 2013, from $71,475 million to $68,284 million, primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards. For further details on the changes between periods, refer to the discussions of the individual segments below.
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
Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of significant fixed-price development programs include Airborne Early Warning and Control, Family of Advanced Beyond Line-of-Sight Terminals, India P-8I, Saudi Arabia F-15, USAF KC-46A Tanker, and commercial and military satellites.
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the three months ended March 31, 2013 and 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $105 million and $112 million.

Boeing Military Aircraft
Operating Results

(Dollars in millions)	Three months ended March 31
	2013	2012
Revenues	$4,109	$4,222
Earnings from operations	$430	$399
Operating margins	10.5%	9.5%

(Dollars in millions)	March 31 2013	December 31 2012
Contractual backlog	$26,592	$29,226
Unobligated backlog	8,913	9,270
Revenues
BMA revenues for the three months ended March 31, 2013 decreased by $113 million, a decrease of 3% when compared with the same period in 2012. This decrease is primarily due to reductions of $344 million and $107 million attributable to the F-15 and KC-46A programs, partially offset by increases of $356 million related to higher 2013 deliveries of C-17 aircraft and Apache rotorcraft.
Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Three months ended March 31
	2013	2012
F/A-18 Models	12	12
F-15E Eagle	3	5
C-17 Globemaster III	3	2
CH-47 Chinook	9	10
AH-64 Apache	15
P-8A Poseidon	2	1
Total new-build production aircraft	44	30
Earnings From Operations
BMA operating earnings for the three months ended March 31, 2013 increased by $31 million, an increase of 8% compared to the same period in 2012 reflecting higher deliveries on the C-17, P-8A and Apache programs and improved cost performance. These increases were partially offset by lower earnings on the F-15 program due to lower revenue.
Backlog
BMA total backlog was $35,505 million at March 31, 2013, reflecting a decrease of 8% from December 31, 2012 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards.
Additional Considerations
C-17 See the discussion of the C-17 program in Note 9 to our Condensed Consolidated Financial Statements.

KC-46A Tanker See the discussion of the KC-46A Tanker program on page 32.
Network & Space Systems
Operating Results

(Dollars in millions)	Three months ended March 31
	2013	2012
Revenues	$1,960	$1,872
Earnings from operations	$156	$109
Operating margins	8.0%	5.8%

(Dollars in millions)	March 31 2013	December 31 2012
Contractual backlog	$9,591	$10,078
Unobligated backlog	6,762	6,937
Revenues
N&SS revenues for the three months ended March 31, 2013 increased by $88 million, an increase of 5% compared with the same period in 2012, primarily attributable to higher revenue of $142 million in our civil and commercial satellite programs and higher revenues of $95 million on the Space Launch System program awarded in the fourth quarter of 2012. These increases were partially offset by $82 million of lower volume related to an Electronic and Information Solutions program and fewer deliveries in our military satellite programs.
Earnings From Operations
N&SS operating earnings for the three months ended March 31, 2013 increased by $47 million, an increase of 43% compared with the same period in 2012. The increase in earnings for the three months ended March 31, 2013 was primarily due to higher revenues and mix in our commercial and civil satellite programs.
Operating earnings include equity earnings from the ULA and USA joint ventures of $39 million for the three months ended March 31, 2013 compared to $29 million for the same period in 2012.
Backlog
N&SS total backlog was $16,353 million at March 31, 2013, reflecting a decrease of 4% from December 31, 2012 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 9 and 10 of our Condensed Consolidated Financial Statements.
LightSquared, LLC See the discussion of the LightSquared, LLC receivables in Note 4 to our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 8 to our Condensed Consolidated Financial Statements.

Global Services & Support
Operating Results

(Dollars in millions)	Three months ended March 31
	2013	2012
Revenues	$2,041	$2,139
Earnings from operations	$246	$234
Operating margins	12.1%	10.9%

(Dollars in millions)	March 31 2013	December 31 2012
Contractual backlog	$15,433	$15,764
Unobligated backlog	993	200
Revenues
GS&S revenues for the three months ended March 31, 2013 decreased by $98 million, a decrease of 5% compared with the same period in 2012 primarily due to lower volume in several Integrated Logistics programs driven by fewer deliveries on a Chinook aircraft modernization contract.
Earnings From Operations
GS&S operating earnings for the three months ended March 31, 2013 increased by $12 million compared with the same period in 2012 primarily due to improved performance on several MM&U programs.
Backlog
GS&S total backlog was $16,426 million at March 31, 2013, an increase of 3% from December 31, 2012 primarily due to increases in several MM&U support programs.
Boeing Capital
On January 23, 2013, Boeing Capital (BCC) terminated its debt registration statement and on February 22, 2013 BCC suspended its separate U.S. Securities and Exchange Commission reporting obligations. This change does not affect operations or customer interactions. On January 23, 2013, Boeing issued full and unconditional guarantees of all of the outstanding publicly-issued debt securities of BCC. Future funding requirements are expected to be provided to BCC through intercompany loans from Boeing and we will continue to target a BCC debt-to-equity ratio of 5.0-to-1. Effective January 1, 2013, BCC's accounting for certain leasing transactions was aligned with Boeing. Segment information previously reported has been adjusted to reflect this change.

Operating Results

(Dollars in millions)	Three months ended March 31
	2013	2012
Revenues	$105	$125
Earnings from operations	$44	$33
Operating margins	42%	26%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the three months ended March 31, 2013 decreased by $20 million compared with the same period in 2012 primarily due to lower operating lease income and lower other income.
Earnings From Operations
BCC’s operating earnings are presented net of interest expense, recovery of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the three months ended March 31, 2013 increased by $11 million when compared with the same period in 2012 primarily due to lower interest and asset impairment expense more than offsetting lower revenues.
Financial Position
The condensed balance sheet for BCC is shown below.

(Dollars in millions)	March 31 2013	December 31 2012
Customer financing and investment portfolio, net	$4,235	$4,290
Other assets, primarily cash and short-term investments	187	402
Total assets	$4,422	$4,692

Other liabilities, primarily deferred income taxes	$1,393	$1,429
Debt, including intercompany loans	2,523	2,742
Equity	506	521
Total liabilities and equity	$4,422	$4,692

Debt-to-equity ratio	5.0-to-1	5.3-to-1
The Customer financing portfolio and debt balances presented above as of December 31, 2012 have been revised from balances previously reported in the BCC 2012 10-K filing to reflect the alignment of BCC's accounting to the consolidated Boeing accounting for certain leasing transactions within the portfolio.

BCC’s customer financing and investment portfolio at March 31, 2013 decreased from December 31, 2012 primarily due to normal portfolio run-off and asset sales, partially offset by the origination of notes receivable. At March 31, 2013 and December 31, 2012, BCC had $335 million and $354 million of assets that were held for sale or re-lease, of which $300 million and $266 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $24 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
Bankruptcies
In 2011, American Airlines, Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. American Airlines has not rejected any of the leases related to our aircraft. At March 31, 2013, American Airlines accounted for $504 million of our customer financing portfolio, of which $399 million represents collateral for $231 million of non-recourse debt. We believe that our customer financing receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy for potential impacts on our business.
Restructurings and Restructuring Requests
From time to time, certain customers have requested a restructuring of their transactions with BCC. Since December 31, 2012, BCC has not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.
Other Segment

(Dollars in millions)	Three months ended March 31
	2013	2012
Revenues	$27	$24
Earnings/(Loss) from operations	(58)	(79)
Other segment losses for the three months ended March 31, 2013 decreased by $21 million compared with the same period in 2012 primarily due to lower asset impairment expense related to intercompany guarantees and other support provided to BCC in the current year.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2013	2012
Net earnings	$1,106	$923
Non-cash items	518	624
Changes in working capital	(1,100)	(710)
Net cash provided by operating activities	524	837
Net cash (used)/provided by investing activities	(814)	(3,003)
Net cash used by financing activities	(1,705)	(1,187)
Effect of exchange rate changes on cash and cash equivalents	(11)	22
Net decrease in cash and cash equivalents	(2,006)	(3,331)
Cash and cash equivalents at beginning of year	10,341	10,049
Cash and cash equivalents at end of period	$8,335	$6,718
Operating Activities Net cash provided by operating activities was $0.5 billion during the three months ended March 31, 2013, a decrease of $0.3 billion compared with the same period in 2012 primarily due to higher working capital growth in 2013. Our investment in gross inventories increased by $3.9 billion in the period compared with a $1.8 billion increase in the same period in 2012, driven by higher investments in commercial airplane program inventory. Inventory growth in 2013 was partially offset by advances and progress billings which increased by $2.7 billion for the period compared with an increase of $1.1 billion for the same period in 2012 due to payments from commercial airplane customers.
Investing Activities Cash used by investing activities totaled $0.8 billion during three months ended March 31, 2013 compared with $3 billion used during the same period in 2012, largely due to higher net contributions to investments in time deposits in the prior year. Net contributions to investments were $0.3 billion in 2013 compared with net contributions from investments of $2.6 billion for the comparable period in 2012. In 2013, capital expenditures totaled $0.5 billion, compared with $0.4 billion in the prior year. We expect capital expenditures to remain higher in 2013 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $1.7 billion during the three months ended March 31, 2013, compared with $1.2 billion in the same period in 2012 primarily due to higher debt repayments in the current year.
During the three months ended March 31, 2013, we repaid $1.3 billion of debt, including repayments of $0.6 billion of debt held at BCC. During the three months ended March 31, 2012, we repaid $0.8 billion of debt. At March 31, 2013, the recorded balance of debt was $9.2 billion of which $0.9 billion was classified as short-term. This includes $2.1 billion of external debt recorded at BCC.
During the three months ended March 31, 2013, we had 674,803 shares transferred to us from employees for tax withholding and did not repurchase any shares through our open market share repurchase program. In December 2012, we announced the resumption of this program with repurchases expected to total between $1.5 and $2 billion in 2013.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. At March 31, 2013, we had no commercial paper borrowings outstanding. Currently, we have $4.6 billion of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.

Financing commitments totaled $17.7 billion and $18.1 billion at March 31, 2013 and December 31, 2012. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
In the event we require additional funding to support strategic business opportunities, commercial aircraft financing commitments, unfavorable resolution of litigation or other loss contingencies, or other business requirements, we expect to meet increased funding requirements by issuing commercial paper or term debt. We believe our ability to access external capital resources should be sufficient to satisfy existing short-term and long-term commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year. However, there can be no assurance of the cost or availability of future borrowings.
At March 31, 2013, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 10 to our Condensed Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 16 to our Condensed Consolidated Financial Statements, including our contesting the default termination of the contract for A-12 aircraft and certain employment, labor and benefits litigation.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $707 million at March 31, 2013. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
Income Taxes We have recorded a liability of $1,117 million at March 31, 2013 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of unallocated pension and postretirement expenses which represent costs not attributable to business segments - see Note 17 to our Condensed Consolidated Financial Statements. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and post-retirement costs, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.
Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share. See page 30 for the use of these non-GAAP financial measures.

(Dollars in millions, except per share data)	Three months ended March 31
	2013	2012
Revenues	$18,893	$19,383
Earnings from operations, as reported	$1,528	$1,565
Operating margins	8.1%	8.1%

Unallocated pension/postretirement expense	$339	$208
Core operating earnings (non-GAAP)	$1,867	$1,773
Core operating margins (non-GAAP)	9.9%	9.1%

Diluted earnings per share, as reported	$1.44	$1.22
Unallocated pension/postretirement expense (1)	$0.29	$0.18
Core earnings per share (non-GAAP)	$1.73	$1.40
Weighted average diluted shares (in millions)	768.7	759.6

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2012.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
During the first quarter of 2013, we completed the implementation of our enterprise financial planning and analysis system in our Commercial Airplanes segment. This change was made as part of our ongoing strategy to improve and consolidate information systems and is not related to any control deficiency. There were no other changes that occurred during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Civil Securities Litigation
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 16 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
1/1/2013 thru 1/31/2013	176,972	$76.83		$3,610
2/1/2013 thru 2/28/2013	486,930	76.73		3,610
3/1/2013 thru 3/31/2013	11,813	78.94		3,610
Total	675,715	$76.79

(1)
We purchased an aggregate of 674,803 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. In addition, we purchased an aggregate of 912 shares in swap transactions.

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

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10	Notice of Terms of Restricted Stock Units dated February 25, 2013.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 24, 2013	/s/ DIANA L. SANDS
(Date)	Diana L. Sands Vice President of Finance & Corporate Controller