Form 10-Q
period 2013-06-30
BOEING CO
filed 2013-07-24
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 17, 2013, there were 754,444,329 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2013

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Sales of products	$35,556	$34,026	$19,238	$17,341
Sales of services	5,152	5,362	2,577	2,664
Total revenues	40,708	39,388	21,815	20,005

Cost of products	(30,165)	(28,420)	(16,437)	(14,759)
Cost of services	(4,004)	(4,342)	(1,995)	(1,962)
Boeing Capital interest expense	(37)	(58)	(18)	(25)
Total costs and expenses	(34,206)	(32,820)	(18,450)	(16,746)
	6,502	6,568	3,365	3,259
Income from operating investments, net	88	91	43	45
General and administrative expense	(1,900)	(1,858)	(929)	(903)
Research and development expense, net	(1,468)	(1,692)	(763)	(857)
Gain/(loss) on dispositions, net	22	(2)		(2)
Earnings from operations	3,244	3,107	1,716	1,542
Other income, net	22	22	13	10
Interest and debt expense	(195)	(220)	(96)	(106)
Earnings before income taxes	3,071	2,909	1,633	1,446
Income tax expense	(878)	(1,018)	(546)	(479)
Net earnings from continuing operations	2,193	1,891	1,087	967
Net gain/(loss) on disposal of discontinued operations, net of taxes of $0, $1, $0 and $0	1	(1)	1
Net earnings	$2,194	$1,890	$1,088	$967
Basic earnings per share from continuing operations	$2.88	$2.51	$1.43	$1.28
Net gain/(loss) on disposal of discontinued operations, net of taxes
Basic earnings per share	$2.88	$2.51	$1.43	$1.28
Diluted earnings per share from continuing operations	$2.85	$2.49	$1.41	$1.27
Net gain/(loss) on disposal of discontinued operations, net of taxes
Diluted earnings per share	$2.85	$2.49	$1.41	$1.27
Cash dividends paid per share	$0.97	$0.88	$0.485	$0.44
Weighted average diluted shares (millions)	770.1	760.7	771.8	762.0
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Net earnings	$2,194	$1,890	$1,088	$967
Other comprehensive income, net of tax:
Currency translation adjustments	(88)	(10)	(65)	(55)
Unrealized loss on derivative instruments:
Unrealized loss arising during period, net of tax of $51, $7, $36 and $18	(89)	(12)	(63)	(30)
Reclassification adjustment for (gain)/loss included in net earnings, net of tax of $3, ($5), $4 and ($5)	(3)	8	(5)	8
Total unrealized loss on derivative instruments, net of tax	(92)	(4)	(68)	(22)
Defined benefit pension plans & other postretirement benefits:
Amortization of prior service cost included in net periodic pension cost, net of tax of ($3), ($6), ($2) and ($3)	5	8	2	4
Net actuarial gain arising during the period, net of tax of ($16), ($24), $0 and ($15)	30	43		27
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($431), ($375), ($216) and ($187)	755	653	377	327
Settlements and curtailments included in net income, net of tax of ($5), ($3), $0 and ($1)	9	5		2
Pension and post retirement benefits related to our equity method investments, net of tax ($1), $6, $0 and $2	3	(11)	1	(5)
Total defined benefit pension plans & other postretirement benefits, net of tax	802	698	380	355
Other comprehensive income, net of tax	622	684	247	278
Comprehensive income related to noncontrolling interest	21	1	19	1
Comprehensive income, net of tax	$2,837	$2,575	$1,354	$1,246
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2013	December 31 2012
Assets
Cash and cash equivalents	$8,694	$10,341
Short-term and other investments	5,631	3,217
Accounts receivable, net	6,406	5,608
Current portion of customer financing, net	320	364
Deferred income taxes	25	28
Inventories, net of advances and progress billings	40,234	37,751
Total current assets	61,310	57,309
Customer financing, net	3,991	4,056
Property, plant and equipment, net of accumulated depreciation of $14,717 and $14,645	9,814	9,660
Goodwill	5,043	5,035
Acquired intangible assets, net	3,011	3,111
Deferred income taxes	6,307	6,753
Investments	1,166	1,180
Other assets, net of accumulated amortization of $464 and $504	1,449	1,792
Total assets	$92,091	$88,896
Liabilities and equity
Accounts payable	$10,437	$9,394
Accrued liabilities	12,412	12,995
Advances and billings in excess of related costs	18,145	16,672
Deferred income taxes and income taxes payable	5,072	4,485
Short-term debt and current portion of long-term debt	883	1,436
Total current liabilities	46,949	44,982
Accrued retiree health care	7,431	7,528
Accrued pension plan liability, net	20,070	19,651
Non-current income taxes payable	275	366
Other long-term liabilities	1,039	1,429
Long-term debt	8,695	8,973
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,181	4,122
Treasury stock, at cost - 258,226,771 and 256,630,628 shares	(16,412)	(15,937)
Retained earnings	31,490	30,037
Accumulated other comprehensive loss	(16,794)	(17,416)
Total shareholders’ equity	7,526	5,867
Noncontrolling interest	106	100
Total equity	7,632	5,967
Total liabilities and equity	$92,091	$88,896
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2013	2012
Cash flows – operating activities:
Net earnings	$2,194	$1,890
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	107	99
Depreciation and amortization	865	848
Investment/asset impairment charges, net	26	45
Customer financing valuation benefit	(5)	(1)
(Gain)/loss on disposal of discontinued operations	(1)	2
(Gain)/loss on dispositions, net	(22)	2
Other charges and credits, net	31	361
Excess tax benefits from share-based payment arrangements	(47)	(39)
Changes in assets and liabilities –
Accounts receivable	(550)	(310)
Inventories, net of advances and progress billings	(2,614)	(2,737)
Accounts payable	848	742
Accrued liabilities	(682)	(594)
Advances and billings in excess of related costs	1,472	(152)
Income taxes receivable, payable and deferred	608	705
Other long-term liabilities	(60)	(15)
Pension and other postretirement plans	1,638	686
Customer financing, net	188	216
Other	(5)	(3)
Net cash provided by operating activities	3,991	1,745
Cash flows – investing activities:
Property, plant and equipment additions	(976)	(780)
Property, plant and equipment reductions	44	16
Acquisitions, net of cash acquired	(26)	(18)
Contributions to investments	(7,045)	(6,396)
Proceeds from investments	4,632	3,596
Purchase of distribution rights		(6)
Net cash used by investing activities	(3,371)	(3,588)
Cash flows – financing activities:
New borrowings	531	24
Debt repayments	(1,361)	(1,233)
Repayments of distribution rights financing	(139)	(72)
Stock options exercised, other	484	71
Excess tax benefits from share-based payment arrangements	47	39
Employee taxes on certain share-based payment arrangements	(57)	(68)
Common shares repurchased	(1,000)
Dividends paid	(735)	(658)
Net cash used by financing activities	(2,230)	(1,897)
Effect of exchange rate changes on cash and cash equivalents	(37)	(4)
Net decrease in cash and cash equivalents	(1,647)	(3,744)
Cash and cash equivalents at beginning of year	10,341	10,049
Cash and cash equivalents at end of period	$8,694	$6,305
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2012	$5,061	$4,033	($16,603)	$27,524	($16,500)	$93	$3,608
Net earnings				1,890		1	1,891
Other comprehensive income, net of tax of ($400)					684		684
Share-based compensation and related dividend equivalents		106		(10)			96
Excess tax pools		39					39
Treasury shares issued for stock options exercised, net		(31)	104				73
Treasury shares issued for other share-based plans, net		(166)	104				(62)
Treasury shares issued for 401(k) contribution		37	193				230
Cash dividends declared ($0.88 per share)				(661)			(661)
Changes in non-controlling interest						(6)	(6)
Balance June 30, 2012	$5,061	$4,018	($16,202)	$28,743	($15,816)	$88	$5,892

Balance January 1, 2013	$5,061	$4,122	($15,937)	$30,037	($17,416)	$100	$5,967
Net earnings				2,194		21	2,215
Other comprehensive income, net of tax of ($403)					622		622
Share-based compensation and related dividend equivalents		111		(7)			104
Excess tax pools		27					27
Treasury shares issued for stock options exercised, net		45	448				493
Treasury shares issued for other share-based plans, net		(124)	77				(47)
Common shares repurchased			(1,000)				(1,000)
Cash dividends declared ($0.97 per share)				(734)			(734)
Changes in non-controlling interest						(15)	(15)
Balance June 30, 2013	$5,061	$4,181	($16,412)	$31,490	($16,794)	$106	$7,632
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Revenues:
Commercial Airplanes	$24,314	$22,780	$13,624	$11,843
Defense, Space & Security:
Boeing Military Aircraft	7,998	8,272	3,889	4,050
Network & Space Systems	4,009	3,832	2,049	1,960
Global Services & Support	4,289	4,321	2,248	2,182
Total Defense, Space & Security	16,296	16,425	8,186	8,192
Boeing Capital	209	238	104	113
Other segment	54	52	27	28
Unallocated items and eliminations	(165)	(107)	(126)	(171)
Total revenues	$40,708	$39,388	$21,815	$20,005
Earnings from operations:
Commercial Airplanes	$2,672	$2,292	$1,453	$1,211
Defense, Space & Security:
Boeing Military Aircraft	803	752	373	353
Network & Space Systems	293	245	137	136
Global Services & Support	512	493	266	259
Total Defense, Space & Security	1,608	1,490	776	748
Boeing Capital	63	72	19	39
Other segment	(101)	(143)	(43)	(64)
Unallocated items and eliminations	(998)	(604)	(489)	(392)
Earnings from operations	3,244	3,107	1,716	1,542
Other income, net	22	22	13	10
Interest and debt expense	(195)	(220)	(96)	(106)
Earnings before income taxes	3,071	2,909	1,633	1,446
Income tax expense	(878)	(1,018)	(546)	(479)
Net earnings from continuing operations	2,193	1,891	1,087	967
Net gain/(loss) on disposal of discontinued operations, net of taxes of $0, $1, $0 and $0	1	(1)	1
Net earnings	$2,194	$1,890	$1,088	$967
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 18 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2012 Annual Report on Form 10-K. Amounts reported in prior periods as Interest and debt expense have been reclassified to Boeing Capital Interest expense to conform to the current period's presentation.
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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the six months ended June 30, 2013 and 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $164 and $234 and diluted earnings per share by $0.15 and $0.20. For the three months ended June 30, 2013 and 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $59 and $122 and diluted earnings per share by $0.04 and $0.11.
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Net earnings	$2,194	$1,890	$1,088	$967
Less: earnings available to participating securities	4	4	1	1
Net earnings available to common shareholders	$2,190	$1,886	$1,087	$966
Basic
Basic weighted average shares outstanding	763.2	754.2	763.3	755.9
Less: participating securities	2.0	2.4	1.9	2.4
Basic weighted average common shares outstanding	761.2	751.8	761.4	753.5
Diluted
Basic weighted average shares outstanding	763.2	754.2	763.3	755.9
Dilutive potential common shares(1)	6.9	6.5	8.5	6.1
Diluted weighted average shares outstanding	770.1	760.7	771.8	762.0
Less: participating securities	2.0	2.4	1.9	2.4
Diluted weighted average common shares outstanding	768.1	758.3	769.9	759.6
Net earnings per share:
Basic	$2.88	$2.51	$1.43	$1.28
Diluted	2.85	2.49	1.41	1.27

(1)	Diluted EPS includes any dilutive impact of stock options, restricted stock units and Performance Awards.
The shares included in the following table were not included in the computation of diluted earnings per share because the effect was antidilutive. However, these shares may be dilutive potential common shares in the future.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Stock options	9.6	22.1		25.6
Performance Awards	5.2	4.5	4.5	4.5
Note 3 – Income Taxes
Our effective income tax rates were 28.6% and 33.4% for the six and three months ended June 30, 2013 and 35.0% and 33.1% for the same periods in the prior year. The effective tax rate for the six months ended June 30, 2013 is lower than the comparable prior year period primarily due to the inclusion of U.S. research and development tax credits in 2013 which were not available in 2012. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 that retroactively renewed the research and development tax credit for 2012 and extended the credit through December 31, 2013. As tax law changes are recognized in the period in which new legislation is enacted, the 2012 R&D credit of $145 was recorded in the first quarter of 2013.
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

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve the matters presently under consideration for the 2007-2008 tax years with the IRS. Depending on the timing and outcome of the audit settlement, unrecognized tax benefits that affect the effective tax rate could increase earnings by up to $260 based on current estimates.
Note 4 – Accounts Receivable
Accounts receivable as of June 30, 2013, includes $112 of unbillable receivables on a long-term contract with LightSquared, LLC (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. Given the uncertainties inherent in bankruptcy proceedings it is reasonably possible that we could incur losses related to these receivables in connection with the LightSquared bankruptcy.
Note 5 – Inventories
Inventories consisted of the following:

	June 30 2013	December 31 2012
Long-term contracts in progress	$14,983	$15,130
Commercial aircraft programs	45,877	40,389
Commercial spare parts, used aircraft, general stock materials and other	7,206	7,206
Inventory before advances and progress billings	68,066	62,725
Less advances and progress billings	(27,832)	(24,974)
Total	$40,234	$37,751
Long-Term Contracts in Progress
Long-term contracts in progress included Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At June 30, 2013 and December 31, 2012, the inventory balance, net of advances, was $665 and $725. At June 30, 2013, $390 of this inventory related to unsold launches. See Note 10.
Inventory balances included $237 subject to claims or other uncertainties relating to the A-12 program at June 30, 2013 and December 31, 2012. See Note 17.
Capitalized precontract costs of $358 and $238 at June 30, 2013 and December 31, 2012, are included in inventories.
Commercial Aircraft Programs
At June 30, 2013 and December 31, 2012, commercial aircraft programs inventory included the following amounts related to the 787 program: $25,697 and $21,289 of work in process (including deferred production costs of $18,733 and $15,929), $1,977 and $1,908 of supplier advances, and $2,620 and $2,339 of unamortized tooling and other non-recurring costs. At June 30, 2013, $15,674 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $5,679 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At June 30, 2013 and December 31, 2012, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,374 and $1,292 of deferred production costs, net of previously recorded reach-forward losses, and $627 and $683 of unamortized tooling costs. At June 30, 2013, $971 of

747 deferred production costs and unamortized tooling are expected to be recovered from units included in the program accounting quantity that have firm orders and $1,030 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,426 and $2,989 at June 30, 2013 and December 31, 2012.
Note 6 – Customer Financing
Customer financing primarily relates to the BCC segment and consisted of the following:

	June 30 2013	December 31 2012
Financing receivables:
Investment in sales-type/finance leases	$1,759	$1,850
Notes	611	592
Operating lease equipment, at cost, less accumulated depreciation of $574 and $628	1,996	2,038
Gross customer financing	4,366	4,480
Less allowance for losses on receivables	(55)	(60)
Total	$4,311	$4,420
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At June 30, 2013 and December 31, 2012, we individually evaluated for impairment customer financing receivables of $563 and $616 and determined that $420 and $446 were impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceed the carrying values of the receivables.
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
Our financing receivable balances by internal credit rating category are shown below.

Rating categories	June 30 2013	December 31 2012
BBB	$1,137	$1,201
BB	56	63
B	149	51
CCC	465	511
D	463	524
Other	100	92
Total carrying value of financing receivables	$2,370	$2,442
At June 30, 2013, our allowance primarily related to receivables with ratings of CCC and we applied default rates that averaged 46% to the exposure associated with those receivables.
In the fourth quarter of 2011, American Airlines Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. We believe that our customer financing receivables from American Airlines of $463 are sufficiently collateralized such that we do not expect to incur losses related to those receivables and have not recorded an allowance for losses as of June 30, 2013 as a result of the bankruptcy.

Customer Financing Exposure Customer financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and overall market conditions and may be subject to reduced valuation with market decline. Declines in collateral values are also a significant driver of our allowance for losses. Generally, out-of-production aircraft have experienced greater collateral value declines than in-production aircraft. Our customer financing portfolio is primarily collateralized by out-of-production aircraft. The majority of customer financing carrying values are concentrated in the following aircraft models:

	June 30 2013	December 31 2012
717 Aircraft ($454 and $465 accounted for as operating leases) (1)	$1,728	$1,781
757 Aircraft ($415 and $454 accounted for as operating leases) (1)	485	561
MD-80 Aircraft (Accounted for as sales-type finance leases) (1)	420	446
787 Aircraft (Accounted for as operating leases)	376	286
747 Aircraft ($238 and $221 accounted for as operating leases)	343	221
MD-11 Aircraft (Accounted for as operating leases) (1)	261	269
737 Aircraft ($147 and $193 accounted for as operating leases)	224	316
767 Aircraft ($62 and $63 accounted for as operating leases)	205	223

(1)	Out-of-production aircraft.
Note 7 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2013	December 31 2012
Time deposits	$5,560	$3,135
Pledged money market funds (1)	46	56
Available-for-sale investments	7	9
Equity method investments (2)	1,126	1,137
Restricted cash (3)	24	25
Other investments	34	35
Total	$6,797	$4,397

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

(2)	Dividends received were $103 and $53 during the six and three months ended June 30, 2013, and $121 and $68 during the same periods in the prior year.

(3)	Restricted to pay life insurance premiums for certain employees and certain claims related to workers' compensation.

Note 8 – Other Assets
Sea Launch
At June 30, 2013 and December 31, 2012, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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
Note 9 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the six months ended June 30, 2013 and 2012.

	2013	2012
Beginning balance – January 1	$710	$758
Reductions for payments made	(37)	(33)
Changes in estimates	25	45
Ending balance – June 30	$698	$770
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2013 and December 31, 2012, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $886 and $865.

Product Warranties
The following table summarizes product warranty activity recorded during the six months ended June 30, 2013 and 2012.

	2013	2012
Beginning balance – January 1	$1,572	$1,046
Additions for current year deliveries	231	212
Reductions for payments made	(243)	(137)
Changes in estimates	(50)	86
Ending balance – June 30	$1,510	$1,207
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
Trade-in commitment agreements at June 30, 2013 have expiration dates from 2013 through 2023. At June 30, 2013, and December 31, 2012 total contractual trade-in commitments were $1,448 and $1,535. As of June 30, 2013 and December 31, 2012, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $133 and $108 and the fair value of the related trade-in aircraft was $133 and $108.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $17,815 and $18,083 as of June 30, 2013 and December 31, 2012. The estimated earliest potential funding dates for these commitments as of June 30, 2013 are as follows:

Total
July through December 2013	$486
2014	2,995
2015	3,724
2016	3,272
2017	3,105
Thereafter	4,233
$17,815
As of June 30, 2013, $16,622 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,566 and $4,545 as of June 30, 2013 and December 31, 2012.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $527 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.
C-17
At June 30, 2013, our backlog included 1 C-17 aircraft under contract with the U.S. Air Force (USAF) and an international order for 8 C-17 aircraft. We are currently producing C-17 aircraft at a rate of 10 per year. Should additional orders not materialize, it is reasonably possible that we will decide in 2013 to end production of the C-17 at a future date. We are still evaluating the full financial impact of a potential production shutdown, including pension curtailment charges, and any recovery that would be available from the U.S. government. Such recovery from the U.S. government would not include the costs incurred by us resulting from our direction to suppliers to begin working on aircraft beyond those currently under contract. At June 30, 2013, we had approximately $620 of inventory expenditures and potential termination liabilities to suppliers primarily associated with anticipated orders from international customers for 12 aircraft.
F-15
At June 30, 2013, we had approximately $85 of potential termination liabilities to suppliers and inventory expenditures related to an anticipated international order. Should this order not materialize, we could incur losses to settle termination liabilities and write off inventory.
U.S. Government Defense Budget/Sequestration
In August 2011, the Budget Control Act (The Act) reduced the United States defense top line budget by approximately $490 billion through 2021. The Act further reduced the defense top line budget by an additional $500 billion through 2021 if Congress did not enact $1.2 trillion in further budget reductions by January 15, 2012. Should Congress in future years provide funding above the yearly spending limits of The Act, sequestration will automatically take effect and cancel any excess amount above the limits. The annual spending limits of The Act will remain in place unless and until the current law is changed.
On March 1, 2013, sequestration was implemented for the U.S. government fiscal year 2013 (FY2013) and the Office of Management and Budget (OMB) issued a report to Congress listing illustrative cuts which equal a 7.8% reduction in FY2013 non-exempt defense discretionary funding and a 5.0% reduction in non-exempt nondefense discretionary funding. However, as noted in the OMB report, the effective reduction in funds would be approximately 13% for non-exempt defense programs and 9% for non-exempt nondefense programs if implemented over the seven-month period from March 1, 2013 to September 30, 2013.
On June 10, 2013, the United States Department of Defense (U.S. DoD) released its Report on the Joint Committee Sequestration for FY2013, which summarized the budgetary resources sequestered at the U.S. DoD's program, project and activity levels.
The OMB report, the U.S. DoD Report and other communications with the U.S. DoD indicate that there are likely to be reductions to our defense business. However, at this time we cannot determine how sequestration will impact specific programs and contracts at Boeing. Reductions, cancellations or delays impacting existing contracts or programs could have a material effect on our results of operations, financial position and/or cash flows. While U.S. DoD would sustain the bulk of sequestration cuts affecting the Company, civil programs and agencies could be significantly impacted as well.
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
Recoverable Costs on Government Contracts
Our final incurred costs for each year are subject to audit and review for allowability by the U.S. government, which can result in payment demands related to costs they believe should be disallowed. We work with the U.S government to assess the merits of claims and where appropriate reserve for amounts disputed. If we are unable to satisfactorily resolve disputed costs, we could be required to record an earnings charge and/or provide refunds to the U.S. government.
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs have gross margins that are breakeven or near breakeven at June 30, 2013.
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
The cumulative impacts of production challenges, change incorporation, schedule delays and customer and supplier impacts have created significant pressure on 787 program profitability. If risks related to this program, including risks associated with planned production rate increases, or introducing the 787-9 and 787-10 derivatives as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as a reach-forward loss that may be material.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Contingent repurchase commitments	$2,170	$2,065	$2,165	$2,065	$5	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	135	137
Contract pricing	261	261			7	7
Other Delta contracts	234	232			8	8
Other indemnifications	116	137			26	32
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,225 of the $1,360 of inventory that was contributed by us and has yet to consume $135. ULA has made advance payments of $1,140 to us and we have recorded revenues and cost of sales of $868 under the inventory supply agreement through June 30, 2013.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal, and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to the expiration. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. A hearing before the ASBCA has been scheduled for November 18, 2013. On March 1, 2013, the USAF filed two motions for summary judgment before the ASBCA. ULA's oppositions to these motions were filed on April 19, 2013 and USAF filed its replies to ULA's oppositions on May 10, 2013. There is no deadline for the ASBCA to rule on these motions. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $278 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $17 for our portion of additional contract losses incurred by ULA.
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
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At June 30, 2013 and December 31, 2012, our maximum future cash exposure to losses associated with the loss sharing arrangement was $116 and $137 and our accrued liability under the loss sharing arrangement was $26 and $32.
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
Note 11 – Debt
On May 3, 2013, we issued $350 of fixed rate senior notes due May 15, 2018 (Fixed Rate Senior Notes) and $150 of floating rate senior notes due November 3, 2014 (Floating Rate Senior Notes). The Fixed Rate Senior Notes bear an annual interest rate of 0.95%, and may be redeemed at our option at any time for a redemption price equal to the full principal amount plus any accrued and unpaid interest and a make-whole premium. The Floating Rate Senior Notes bear an annual interest rate of three-month LIBOR plus one basis point, and are not redeemable prior to maturity. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaling $494, after deducting underwriting discounts, commissions and offering expenses, were used to fund Boeing Capital Corporation.

Note 12 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2013	2012	2013	2012
Service cost	$946	$822	$473	$411
Interest cost	1,462	1,502	731	751
Expected return on plan assets	(1,938)	(1,916)	(969)	(958)
Amortization of prior service costs	98	112	49	56
Recognized net actuarial loss	1,138	968	569	484
Settlement and curtailment loss	20	10		3
Net periodic benefit cost	$1,726	$1,498	$853	$747
Net periodic benefit cost included in Earnings from operations	$1,544	$1,248	$753	$593

	Six months ended June 30		Three months ended June 30
Other Postretirement Benefit Plans	2013	2012	2013	2012
Service cost	$74	$72	$37	$36
Interest cost	133	158	66	79
Expected return on plan assets	(4)	(4)	(2)	(2)
Amortization of prior service costs	(90)	(98)	(45)	(49)
Recognized net actuarial loss	48	60	24	30
Settlement and curtailment gain		(2)
Net periodic benefit cost	$161	$186	$80	$94
Net periodic benefit cost included in Earnings from operations	$179	$282	$88	$133
During the six months ended June 30, 2013 and 2012, we made discretionary pension contributions of $13 and $763.
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

Performance Awards
On February 25, 2013, we granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2015. The minimum payout amount is $0 and the maximum payout is $278.
Note 14 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the six and three months ended June 30, 2013 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance January 1, 2013	$214	($8)	$86	($17,708)		($17,416)
OCI before reclassifications	(88)		(89)	33		(144)
Amounts reclassified from AOCI			(3)	769	(2)	766
Net current period OCI	(88)		(92)	802		622
Balance June 30, 2013	$126	($8)	($6)	($16,906)		($16,794)

Balance March 31, 2013	$191	($8)	$62	($17,286)		($17,041)
OCI before reclassifications	(65)		(63)	1		(127)
Amounts reclassified from AOCI			(5)	379	(2)	374
Net current period OCI	(65)		(68)	380		247
Balance June 30, 2013	$126	($8)	($6)	($16,906)		($16,794)

(1)	Net of tax.

(2)
Primarily relates to amortization of actuarial gains/losses for the six and three months ended June 30, 2013 totaling $755 and $377 (net of tax of $431 and $216) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

Note 15 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, foreign currency option contracts, commodity swaps, and commodity purchase contracts. We use foreign currency forward and option contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions through 2023. We use commodity derivatives, such as swaps and fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2016.

Fair Value Hedges
Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in Boeing Capital interest expense.
Derivative Instruments Not Receiving Hedge Accounting Treatment
We also hold certain derivative instruments, primarily foreign currency forward contracts, for risk management purposes that are not receiving hedge accounting treatment.
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2013	December 31 2012	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,388	$2,310	$111	$202	($65)	($16)
Interest rate contracts	313	388	17	26
Commodity contracts	92	99			(57)	(71)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	323	412	18	3	(36)	(42)
Commodity contracts	15	15			(7)	(8)
Total derivatives	3,131	3,224	146	231	(165)	(137)
Netting arrangements			(53)	(53)	53	53
Net recorded balance			$93	$178	($112)	($84)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($87)	($1)	($61)	($33)
Commodity contracts	(2)	(11)	(2)	3
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	14	10	11	3
Commodity contracts	(11)	(18)	(6)	(11)
Forward points recognized in Other income/(expense), net:
Foreign exchange contracts	22	12	14	16
Undesignated derivatives recognized in Other income/(expense), net:
Foreign exchange contracts	14	(10)	15	(14)

Based on our portfolio of cash flow hedges, we expect to reclassify losses of $7 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income/(expense) was insignificant for the six and three months ended June 30, 2013 and 2012.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2013 was $12. At June 30, 2013, there was no collateral posted related to our derivatives.
Note 16 – Fair Value Measurements
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

	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,411	$3,411			$4,534	$4,534
Available-for-sale investments	7	5		$2	9	6		$3
Derivatives	93		$93		178		$178
Total assets	$3,511	$3,416	$93	$2	$4,721	$4,540	$178	$3
Liabilities
Derivatives	($112)		($112)		($84)		($84)
Total liabilities	($112)		($112)		($84)		($84)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the six months ended June 30 and the fair value and asset classification of the related assets as of the impairment date:

	2013		2012
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$28	($21)	$25	($31)
Property, plant and equipment	6	(5)	18	(5)
Total	$34	($26)	$43	($36)

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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2013, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$28	Market approach	Aircraft value publications	$18 - $34(1) Median $30
			Aircraft condition adjustments	($7) - $5(2) Net ($2)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2013
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$6,406	$6,383		$6,383
Notes receivable, net	592	645		645
Liabilities
Debt, excluding capital lease obligations	(9,436)	(10,946)		(10,899)	($47)

	December 31, 2012
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$5,608	$5,642		$5,642
Notes receivable, net	571	632		632
Liabilities
Debt, excluding capital lease obligations	(10,231)	(12,269)		(12,221)	($48)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair value of our debt classified as Level 3 is based on the median of the underlying collateral value as described above. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2013 and December 31, 2012. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 17 – Legal Proceedings
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
The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2013, inventories included approximately $587 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.
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

We filed a Notice of Appeal on May 4, 2007 with the Court of Appeals for the Federal Circuit. On June 2, 2009, the Court of Appeals rendered an opinion affirming the trial court’s 2007 decision sustaining the government’s default termination. On May 23, 2011, the U.S. Supreme Court vacated the decision of the Court of Appeals upholding the default termination, and remanded the case to the Court of Appeals. On July 7, 2011, the Court of Appeals remanded the case to the trial court for additional factual determinations and the trial court heard oral argument on May 7, 2013. On December 29, 2009, the Navy sent letters to the Team requesting payment of $1,352 in unliquidated progress payments, plus applicable interest. On November 15, 2011, the Navy sent a letter confirming that it would not pursue payment from the Team pending all trial court and appellate proceedings adjudicating the issues remanded by the Supreme Court.
On May 17, 2013, the President's Fiscal 2014 Budget Request to Congress included a new Department of Defense General Provision that would authorize the Secretary of the Navy to receive and retain payment in-kind in settlement of the A-12 aircraft litigation. If this legislation is enacted and the litigation is settled, we could incur a pre-tax charge to write-off A-12 costs included in inventory in addition to costs associated with an in-kind settlement. We believe it is reasonably possible that the litigation could be settled.
We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2013. Final resolution of the A-12 litigation will depend on whether the litigation is settled or the outcome of further proceedings. If after all legal proceedings are concluded, the court determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $237 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,595). In that event, our loss would total approximately $1,745 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,191, including interest from June 26, 1991.
Employment, Labor and Benefits Litigation
In connection with the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit), certain individuals not hired by Spirit alleged that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated ERISA, violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. In 2012, the Tenth Circuit Court of Appeals affirmed the district court's 2010 summary judgment in favor of Boeing and Spirit on all class action claims, but the parties were not precluded from making claims on an individual basis. As of June 30, 2013, eighty-nine individuals have asserted individual claims related to this matter. Spirit has agreed to indemnify Boeing for any and all losses.
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
Note 18 – Segment Information
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
Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Commercial Airplanes	$563	$344	$368	$216
Boeing Capital	17	27	8	15
Total	$580	$371	$376	$231
Other segment's Loss from operations related to support provided to BCC was $30 and $18 during the six and three months ended June 30, 2013 and $62 and $24 for the same periods in the prior year.
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

	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Share-based plans	($53)	($41)	($22)	($19)
Deferred compensation	(102)	(34)	(46)	2
Capitalized interest	(34)	(37)	(17)	(16)
Eliminations and other	(158)	(39)	(92)	(114)
Sub-total	(347)	(151)	(177)	(147)
Pension	(689)	(404)	(331)	(215)
Postretirement	38	(49)	19	(30)
Pension and Postretirement	(651)	(453)	(312)	(245)
Total	($998)	($604)	($489)	($392)
Segment assets are summarized in the table below:

	June 30 2013	December 31 2012
Commercial Airplanes	$45,593	$41,769
Defense, Space & Security:
Boeing Military Aircraft	6,363	6,582
Network & Space Systems	6,512	6,669
Global Services & Support	3,898	3,692
Total Defense, Space & Security	16,773	16,943
Boeing Capital	4,173	4,347
Other segment	1,116	1,043
Unallocated items and eliminations	24,436	24,794
Total	$92,091	$88,896
Assets included in Unallocated items and eliminations primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2013, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
July 24, 2013

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

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” on pages 6 through 15 of our most recent Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 9, 10, and 17 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking information speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Operating Results
Earnings From Operations and Core Operating Earnings (Non-GAAP)
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Revenues	$40,708	$39,388	$21,815	$20,005

GAAP
Earnings from operations	$3,244	$3,107	$1,716	$1,542
Operating margins	8.0%	7.9%	7.9%	7.7%
Effective income tax rate	28.6%	35.0%	33.4%	33.1%
Net earnings from continuing operations	$2,193	$1,891	$1,087	$967
Diluted earnings per share	$2.85	$2.49	$1.41	$1.27

Non-GAAP (1)
Core operating earnings	$3,895	$3,560	$2,028	$1,787
Core operating margin	9.6%	9.0%	9.3%	8.9%
Core earnings per share	$3.40	$2.88	$1.67	$1.48

(1)
These measures exclude certain components of pension and postretirement benefit expense. See pages 46 - 47 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Commercial Airplanes	$24,314	$22,780	$13,624	$11,843
Defense, Space & Security	16,296	16,425	8,186	8,192
Boeing Capital	209	238	104	113
Other segment	54	52	27	28
Unallocated items and eliminations	(165)	(107)	(126)	(171)
Total	$40,708	$39,388	$21,815	$20,005
Revenues for the six and three months ended June 30, 2013 increased by $1,320 million and $1,810 million, or 3% and 9%, compared with the same periods in 2012. Commercial Airplanes revenues increased by $1,534 million and $1,781 million, or 7% and 15%, due to higher new airplane deliveries partially offset by lower commercial aviation services spares revenue. Defense, Space & Security (BDS) revenues for the six and three months ended June 30, 2013 decreased by $129 million and $6 million. The six-month decrease was due to lower revenues in the Boeing Military Aircraft (BMA) and Global Service & Support (GS&S) segments, partially offset by higher revenues in the Network & Space Systems (N&SS) segment. The three-month decrease was due to lower revenues in the BMA segment, offset by higher revenues in the N&SS and GS&S segments.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Commercial Airplanes	$2,672	$2,292	$1,453	$1,211
Defense, Space & Security	1,608	1,490	776	748
Boeing Capital	63	72	19	39
Other segment	(101)	(143)	(43)	(64)
Unallocated pension/postretirement expense	(651)	(453)	(312)	(245)
Other unallocated items and eliminations	(347)	(151)	(177)	(147)
Earnings from operations (GAAP)	$3,244	$3,107	$1,716	$1,542
Unallocated pension/postretirement expense	651	453	312	245
Core operating earnings (Non-GAAP)	$3,895	$3,560	$2,028	$1,787
Earnings from operations for the six and three months ended June 30, 2013 increased by $137 million and $174 million compared with the same periods in 2012 primarily reflecting higher earnings at Commercial Airplanes that more than offset higher pension costs in 2013. In addition, the increase in the six-month period was partially offset by a $121 million benefit recorded in 2012 from a favorable litigation resolution.
Core operating earnings for the six and three months ended June 30, 2013 increased by $335 million and $241 million compared with the same periods in 2012 due to higher earnings at Commercial Airplanes. The increase in the six-month period was offset by the 2012 benefit related to a favorable litigation resolution.
For the six and three months ended June 30, 2013, Commercial Airplanes earnings increased by $380 million and $242 million compared to the same periods in 2012 reflecting higher airplane deliveries and lower research and development expense. BDS earnings increased by $118 million and $28 million reflecting higher earnings in all three BDS segments.
Research and Development The following table summarizes our research and development expense:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Commercial Airplanes	$865	$1,104	$446	$560
Defense, Space & Security	579	562	307	281
Other	24	26	10	16
Research and development expense, net	$1,468	$1,692	$763	$857
Research and development expense for the six and three months ended June 30, 2013 decreased by $224 million and $94 million compared with the same periods in 2012 primarily due to lower spending at BCA on the 787 program partially offset by increased spending on the 737 program.

Unallocated Items and Eliminations The most significant items included in Unallocated items and eliminations are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Share-based plans	($53)	($41)	($22)	($19)
Deferred compensation	(102)	(34)	(46)	2
Eliminations and other	(192)	(76)	(109)	(130)
Sub-total (included in core operating earnings*)	(347)	(151)	(177)	(147)
Pension	(689)	(404)	(331)	(215)
Postretirement	38	(49)	19	(30)
Pension and Postretirement (excluded from core operating earnings*)	(651)	(453)	(312)	(245)
Total	($998)	($604)	($489)	($392)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See pages 46 - 47.
Deferred compensation expense increased by $68 million and $48 million for the six and three months ended June 30, 2013 compared with the same periods in 2012, primarily driven by changes in our stock price.
Eliminations and other unallocated items expense for the six months ended June 30, 2013 increased by $116 million compared with the same period in 2012 primarily due to a $121 million benefit related to a favorable court judgment on satellite litigation in the first quarter of 2012.
We recorded net periodic benefit cost related to pensions and other postretirement benefits of $1,887 million and $933 million for the six and three months ended June 30, 2013 and $1,684 million and $841 million for the same periods in 2012. The increase in net periodic benefit costs related to pension plans is primarily due to higher amortization of actuarial losses driven by lower discount rates.
A portion of net periodic benefit cost is recognized as product costs in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Costs are allocated to the business segments as described in Note 18.
Net periodic benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2013	2012	2013	2012
Allocated to business segments	($855)	($844)	($422)	($378)
Other unallocated items and eliminations	(689)	(404)	(331)	(215)
Total	($1,544)	($1,248)	($753)	($593)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Other Postretirement Plans	2013	2012	2013	2012
Allocated to business segments	($217)	($233)	($107)	($103)
Other unallocated items and eliminations	38	(49)	19	(30)
Total	($179)	($282)	($88)	($133)

Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Earnings from operations	$3,244	$3,107	$1,716	$1,542
Other income, net	22	22	13	10
Interest and debt expense	(195)	(220)	(96)	(106)
Earnings before income taxes	3,071	2,909	1,633	1,446
Income tax expense	(878)	(1,018)	(546)	(479)
Net earnings from continuing operations	$2,193	$1,891	$1,087	$967
Interest and debt expense for the six months ended June 30, 2013 decreased by $25 million when compared with the same period in 2012 due to a lower weighted average debt balance.
Our effective income tax rates were 28.6% and 35.0% for the six months ended June 30, 2013 and 2012 and largely unchanged for the three months ended June 30, 2013 compared to the same period in the prior year. The effective tax rate for the six months ended June 30, 2013 is lower than the comparable prior year period primarily due to the retroactive reinstatement of the 2012 U.S. research and development tax credit which reduced income tax expense by $145 million for the six months ended June 30, 2013.
For additional discussion related to Income Taxes, see Note 3 to our Condensed Consolidated Financial Statements.
Backlog

(Dollars in millions)	June 30 2013	December 31 2012
Total contractual backlog	$389,231	$372,355
Unobligated backlog	21,116	17,873
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the six months ended June 30, 2013 compared with December 31, 2012 was primarily due to commercial airplane orders in excess of deliveries partially offset by cancellation of orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase in unobligated backlog during the six months ended June 30, 2013 was primarily due to CH-47 Chinook and V-22 Osprey multi-year contract orders.
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

Segment Results of Operations
Commercial Airplanes
Business Environment and Trends
Airline Industry Environment Net profits for the global airline industry are now forecast to total $13 billion in 2013 compared to $8 billion in 2012. Industry risk remains due to ongoing economic and political uncertainty.
Our 20-year forecast is for a long-term average growth rate of 5% per year for passenger and cargo traffic, based on a projected average annual worldwide real economic growth rate of 3%. We project a $4.8 trillion market for over 35,000 new airplanes over the next 20 years based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes.
Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Revenues	$24,314	$22,780	$13,624	$11,843
Earnings from operations	$2,672	$2,292	$1,453	$1,211
Operating margins	11.0%	10.1%	10.7%	10.2%

(Dollars in millions)	June 30 2013	December 31 2012
Contractual backlog	$337,691	$317,287
Unobligated backlog	1,187	1,466
Revenues
Revenues for the six and three months ended June 30, 2013 increased by $1,534 million and $1,781 million or 7% and 15% compared with the same periods of 2012 due to higher new airplane deliveries.
Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

	737	747	767	777	787		Total
Deliveries during the first six months of 2013	218	12	12	47	17	(1)	306
Deliveries during the first six months of 2012	208	13	13	42	11		287
Deliveries during the second quarter of 2013	116	6	8	23	16	(1)	169
Deliveries during the second quarter of 2012	109	7	6	22	6		150
Cumulative deliveries as of 6/30/2013	4,511	1,470	1,052	1,113	66
Cumulative deliveries as of 12/31/2012	4,293	1,458	1,040	1,066	49

(1)	Includes one aircraft accounted for as revenue by BCA and as an operating lease in consolidation.

Earnings From Operations
Earnings from operations for the six months ended June 30, 2013 increased by $380 million compared with the same period of 2012. Increased earnings of $272 million were driven primarily by higher new airplane deliveries and lower research and development cost of $239 million due to lower spending on the 787 program partially offset by increased spending on the 737 program. Earnings were reduced by $131 million primarily driven by higher period costs reflecting 787 engineering support costs related to the battery system and other costs associated with business growth. Operating margins increased by 0.9 percentage points to 11.0% primarily due to lower research and development cost.
Earnings from operations for the three months ended June 30, 2013 increased by $242 million compared with the same period of 2012. Increased earnings of $128 million were driven primarily by higher new airplane deliveries and lower research and development cost of $114 million due to lower spending on the 787 program partially offset by increased spending on the 737 program. Operating margins increased by 0.5 percentage points to 10.7% primarily due to lower research and development cost and higher deliveries partially offset by the dilutive impact of 787 deliveries.
Backlog
The increase in contractual backlog during the six months ended June 30, 2013 was due to orders in excess of deliveries partially reduced by cancellation of orders. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog they remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 6/30/2013	737	747	767	777	787
Program accounting quantities	6,800	1,574	1,103	1,450	1,100
Undelivered units under firm orders	3,445	53	56	339	864
Cumulative firm orders	7,956	1,523	1,108	1,452	930

	Program
As of 12/31/2012	737	747	767	777	787
Program accounting quantities	6,600	1,574	1,103	1,450	1,100
Undelivered units under firm orders	3,074	67	68	365	799
Cumulative firm orders	7,367	1,525	1,108	1,431	848
737 Program The accounting quantity for the 737 program increased by 200 for the three months ended June 30, 2013 due to the program's normal progress of obtaining additional orders and delivering airplanes. We increased our production rate from 35 to 38 per month in the first quarter of 2013 and a further increase to 42 per month is planned for 2014. First delivery of the 737 MAX is expected in 2017.
747 Program In April 2013, we announced that the production rate would be decreased from 2 to 1.75 per month in January 2014. Continued weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in pricing pressures and fewer orders than anticipated. We continue to have a number of unsold Freighter and Intercontinental production positions beyond 2013. If we are unable to obtain orders for multiple Freighter aircraft in 2013 consistent with our near-term production plans, we may be required to take actions including further reducing the production rate and/or building airplanes for which we have not received firm orders. We also remain focused on reducing out-of-sequence work, improving supply chain efficiency and implementing cost-reduction efforts. If market and production risks cannot be mitigated, the program could face an additional reach-forward loss that may be material.
767 Program As we reconfigure the 767 assembly line to include a 767 derivative to support the Tanker program, we began the process of decreasing our production rate from 2 to 1 per month, with completion expected during the third quarter of 2013. We then expect to increase the rate to 1.5 per month in 2014 and back to 2 per month in 2016.
777 Program We increased our production rate from 7 to 8.3 per month in the first quarter of 2013.
787 Program During the second quarter, we installed a comprehensive set of battery system improvements on 50 previously-delivered 787 airplanes and resumed 787 deliveries to customers. These improvements addressed the battery-related incidents identified in January 2013 which resulted in the suspension of 787 deliveries in the first quarter.
In May 2013, we achieved a production rate of 7 aircraft per month in final assembly and the first 787-9 began final assembly. We continue to expect to increase the production rate of 787 aircraft to 10 per month in final assembly by the end of 2013 with first deliveries occurring at that rate in early 2014. Production of the 787-9 continues to be on schedule and we expect the first customer delivery to occur in mid-2014. In June 2013, we announced the launch of the 787-10 derivative aircraft with first delivery targeted for 2018.
We continue to incorporate engineering and other design changes identified during flight testing into already completed aircraft at our Everett modification center. We also remain focused on achieving planned increases in 787 production rates while continuing to satisfy customer mission and performance requirements. We continue to monitor and address challenges associated with aircraft production and assembly, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, as well as introduction of the 787-9 derivative into the manufacturing process. In addition, we continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. During the fourth quarter of 2012 we finalized an order for one of the three remaining flight test aircraft. We continue to believe that the other two 787 flight-test aircraft are commercially saleable and we continue to include costs related to those airplanes in program inventory at June 30, 2013. If we determine that either of the remaining aircraft cannot be sold, we may incur additional charges.
The accounting quantity of 1,100 units remains unchanged and represents approximately 10 years of production at planned production rates. The launch of the 787-10 did not result in any adjustments to the accounting quantity, revenue or cost estimates during the second quarter, although we expect 787-10 aircraft to be incorporated in these estimates in future quarters. The cumulative impacts of production challenges, change incorporation, schedule delays and customer and supplier impacts have created significant pressure on program profitability. If risks related to this program, including risks associated with planned production rate increases, or introducing the 787-9 and 787-10 derivatives as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from thousands of employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft derivatives, such as the 787-9, 787-10 and 737 MAX, involves increased risks associated with meeting development, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors in aircraft purchase contracts, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the Condensed Consolidated Financial Statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.
Defense, Space & Security
Business Environment and Trends
U.S. Government Defense Environment Overview In August 2011, the Budget Control Act (The Act) reduced the United States defense top line budget by approximately $490 billion through 2021. The Act further reduced the defense top line budget by an additional $500 billion through 2021 if Congress did not enact $1.2 trillion in further budget reductions by January 15, 2012. Should Congress in future years provide funding above the yearly spending limits of The Act, sequestration will automatically take effect and cancel any excess amount above the limits. The annual spending limits of The Act will remain in place unless and until the current law is changed.
On March 1, 2013, sequestration was implemented for the U.S. government fiscal year 2013 (FY2013) and the Office of Management and Budget (OMB) issued a report to Congress listing illustrative cuts which equal a 7.8% reduction in FY2013 non-exempt defense discretionary funding and a 5.0% reduction in non-exempt nondefense discretionary funding. However, as noted in the OMB report, the effective reduction in funds would be approximately 13% for non-exempt defense programs and 9% for non-exempt nondefense programs if implemented over the seven-month period from March 1, 2013 to September 30, 2013.
On June 10, 2013, the United States Department of Defense (U.S. DoD) released its Report on the Joint Committee Sequestration for FY2013, which summarized the budgetary resources sequestered at the U.S. DoD's program, project and activity levels.
The OMB report, the U.S. DoD Report and other communications with the U.S. DoD indicate that there are likely to be reductions to our defense business. However, at this time we cannot determine how sequestration will impact specific programs and contracts at Boeing. Reductions, cancellations or delays impacting existing contracts or programs could have a material effect on our results of operations, financial position and/or cash flows. While U.S. DoD would sustain the bulk of sequestration cuts affecting the Company, civil programs and agencies could be significantly impacted as well.
BDS Realignment
Effective January 1, 2013, certain programs were realigned between BDS segments. Business segment data for 2012 has been adjusted to reflect the realignment. See Note 18.

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Revenues	$16,296	$16,425	$8,186	$8,192
Earnings from operations	$1,608	$1,490	$776	$748
Operating margins	9.9%	9.1%	9.5%	9.1%

(Dollars in millions)	June 30 2013	December 31 2012
Contractual backlog	$51,540	$55,068
Unobligated backlog	19,929	16,407
Revenues
BDS revenues for the six months ended June 30, 2013 decreased by $129 million compared with the same period in 2012 due to lower revenues of $274 million in the BMA segment and $32 million in the GS&S segment, partially offset by higher revenues of $177 million in the N&SS segment.
BDS revenues for the three months ended June 30, 2013 decreased by $6 million compared with the same period in 2012 due to lower revenues of $161 million in the BMA segment, offset by higher revenues of $89 million in the N&SS segment and $66 million in the GS&S segment.
Earnings From Operations
BDS operating earnings for the six and three months ended June 30, 2013 increased by $118 million and $28 million compared with the same periods in 2012 reflecting higher earnings in all three BDS segments. Operating margins increased to 9.9% and 9.5%.
Backlog
BDS total backlog was $71,469 million at June 30, 2013, largely unchanged from December 31, 2012, as CH-47 Chinook and V-22 Osprey multi-year contract orders and commercial satellite contract awards were offset by revenues recognized on contracts awarded in prior years. For further details on the changes between periods, refer to the discussions of the individual segments below.
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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the six months ended June 30, 2013 and 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $164 million and $234 million. For the three months ended June 30, 2013 and 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $59 million and $122 million.
Boeing Military Aircraft
Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Revenues	$7,998	$8,272	$3,889	$4,050
Earnings from operations	$803	$752	$373	$353
Operating margins	10.0%	9.1%	9.6%	8.7%

(Dollars in millions)	June 30 2013	December 31 2012
Contractual backlog	$26,475	$29,226
Unobligated backlog	12,597	9,270
Revenues
BMA revenues for the six and three months ended June 30, 2013 decreased by $274 million and $161 million when compared with the same periods in 2012.
The decrease for the six-month period was primarily due to a reduction of $1,078 million related to the F-15 program and fewer deliveries of AEW&C aircraft. This reduction was partially offset by an increase of $843 million related to higher 2013 deliveries of P-8 aircraft and higher deliveries and milestone revenue related to rotorcraft programs.
The decrease for the three-month period was primarily due to a reduction of $839 million due to fewer deliveries of F-15 and AEW&C aircraft, and a change in delivery mix related to the C-17 program. This decrease was partially offset by an increase of $655 million due to higher deliveries of P-8 aircraft and higher deliveries and milestone revenue related to rotorcraft programs.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
F/A-18 Models	24	24	12	12
F-15E Eagle	3	8		3
C-17 Globemaster III	6	5	3	3
CH-47 Chinook	17	22	8	12
AH-64 Apache	20	3	5	3
P-8 Models	5	1	3
AEW&C		2		2
Total new-build production aircraft	75	65	31	35
Earnings From Operations
BMA operating earnings for the six and three months ended June 30, 2013 increased by $51 million and $20 million, increases of 7% and 6% compared to the same periods in 2012. The increases were primarily due to a second quarter 2012 inventory write-down related to the A160 unmanned program and higher earnings on the P-8 and rotorcraft programs reflecting higher revenues and performance. These increases were partially offset by lower earnings on the F-15 and AEW&C programs.
Backlog
BMA total backlog was $39,072 million at June 30, 2013, reflecting an increase of 1% from December 31, 2012 primarily due to CH-47 Chinook and V-22 Osprey multi-year contract orders, largely offset by revenues recognized on contracts awarded in prior years.
Additional Considerations
C-17 See the discussion of the C-17 program in Note 9 to our Condensed Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 33.

Network & Space Systems
Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Revenues	$4,009	$3,832	$2,049	$1,960
Earnings from operations	$293	$245	$137	$136
Operating margins	7.3%	6.4%	6.7%	6.9%

(Dollars in millions)	June 30 2013	December 31 2012
Contractual backlog	$10,232	$10,078
Unobligated backlog	6,557	6,937
Revenues
N&SS revenues for the six and three months ended June 30, 2013 increased by $177 million and $89 million compared with the same periods in 2012.
The increase for the six-month period was primarily attributable to higher revenue of $256 million in our commercial satellite programs and higher revenues of $192 million on the Space Launch System program awarded in the fourth quarter of 2012. These increases were partially offset by a reduction of $132 million reflecting lower sales of Delta inventory primarily due to timing of United Launch Alliance (ULA) launches.
The increase for the three-month period was primarily attributable to higher revenue of $202 million in our commercial satellite programs and higher revenue of $97 million on the Space Launch System program, partially offset by lower revenue of $98 million reflecting lower sales of Delta inventory.
Earnings From Operations
N&SS operating earnings for the six and three months ended June 30, 2013 increased compared with the same periods in 2012 primarily due to higher revenues and mix in our commercial and civil satellite programs partially offset by charges related to an Electronic and Information Solutions program.
Operating earnings include equity earnings from the ULA and USA joint ventures of $73 million and $34 million for the six and three months ended June 30, 2013 compared to $52 million and $24 million for the same period in 2012.
Backlog
N&SS total backlog was $16,789 million at June 30, 2013, reflecting a decrease of 1% from December 31, 2012 primarily due to revenues recognized on contracts awarded in prior years, partially offset by commercial satellite contract awards.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 9 and 10 of our Condensed Consolidated Financial Statements.
LightSquared, LLC See the discussion of the LightSquared, LLC receivables in Note 4 to our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 8 to our Condensed Consolidated Financial Statements.

Global Services & Support
Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Revenues	$4,289	$4,321	$2,248	$2,182
Earnings from operations	$512	$493	$266	$259
Operating margins	11.9%	11.4%	11.8%	11.9%

(Dollars in millions)	June 30 2013	December 31 2012
Contractual backlog	$14,833	$15,764
Unobligated backlog	775	200
Revenues
GS&S revenues for the six months ended June 30, 2013 decreased by $32 million compared with the same period in the prior year, primarily due to lower revenues on several Integrated Logistics (IL) programs partially offset by increases on several Maintenance, Modification and Upgrade (MM&U) programs, including the C-17 Globemaster III Integrated Sustainment Program.
GS&S revenues for three months ended June 30, 2013 increased by $66 million compared with the same period in 2012 primarily due to higher revenues on several MM&U programs.
Earnings From Operations
GS&S operating earnings for the six and three months ended June 30, 2013 increased by $19 million and $7 million compared with the same periods in 2012 primarily due to higher earnings on several IL programs. The three-month period increase was partially offset by reductions in Training Systems and Government Services.
Backlog
GS&S total backlog was $15,608 million at June 30, 2013, a decrease of 2% from December 31, 2012 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards.
Boeing Capital
On January 23, 2013, Boeing Capital (BCC) terminated its debt registration statement and on February 22, 2013 BCC suspended its separate U.S. Securities and Exchange Commission reporting obligations. This change does not affect operations or customer interactions. On January 23, 2013, Boeing issued full and unconditional guarantees of all of the outstanding publicly-issued debt securities of BCC. Funding requirements will be provided to BCC through intercompany loans from Boeing and we will continue to target a BCC debt-to-equity ratio of 5.0-to-1. As described in Note 11, on May 3, 2013, Boeing issued $500 million of notes and entered into a concurrent intercompany loan with BCC on the same terms. Interest expense associated with these notes is included in Boeing Capital interest expense. Effective January 1, 2013, BCC's accounting for certain leasing transactions was aligned with Boeing. Segment information previously reported has been adjusted to reflect this change.

Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Revenues	$209	$238	$104	$113
Earnings from operations	$63	$72	$19	$39
Operating margins	30%	30%	18%	35%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the six and three months ended June 30, 2013 decreased by $29 million and $9 million compared with the same periods in 2012 primarily due to lower operating lease income and lower other income.
Earnings From Operations
BCC’s operating earnings are presented net of interest expense, recovery of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the six months ended June 30, 2013 decreased by $9 million compared with the same period in 2012 primarily due to lower revenues partially offset by lower interest expense. Operating earnings for the three months ended June 30, 2013 decreased by $20 million primarily due to higher asset impairment expense.
Financial Position
The condensed balance sheet for BCC is shown below.

(Dollars in millions)	June 30 2013	December 31 2012
Customer financing and investment portfolio, net	$4,139	$4,290
Other assets, primarily cash and short-term investments	282	402
Total assets	$4,421	$4,692

Other liabilities, primarily deferred income taxes	$1,348	$1,429
Debt, including intercompany loans	2,560	2,742
Equity	513	521
Total liabilities and equity	$4,421	$4,692

Debt-to-equity ratio	5.0-to-1	5.3-to-1
The Customer financing portfolio and debt balances presented above as of December 31, 2012 have been revised from balances previously reported in the BCC 2012 10-K filing to reflect the alignment of BCC's accounting to the consolidated Boeing accounting for certain leasing transactions within the portfolio.
BCC’s customer financing and investment portfolio at June 30, 2013 decreased from December 31, 2012 primarily due to normal portfolio run-off and asset sales, partially offset by the origination of notes receivable. At June 30, 2013 and December 31, 2012, BCC had $222 million and $354 million of assets that were held for sale or re-lease, of which $187 million and $266 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $34 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $11 million of these aircraft were committed at June 30, 2013.

Bankruptcies
In 2011, American Airlines, Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. American Airlines has not rejected any of the leases related to our aircraft. At June 30, 2013, American Airlines accounted for $463 million of our customer financing portfolio, of which $377 million represents collateral for $206 million of non-recourse debt. We believe that our customer financing receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy for potential impacts on our business.
Restructurings and Restructuring Requests
From time to time, certain customers have requested a restructuring of their transactions with BCC. Since December 31, 2012, BCC has not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.
Other Segment

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Revenues	$54	$52	$27	$28
Loss from operations	(101)	(143)	(43)	(64)
Other segment losses for the six and three months ended June 30, 2013 decreased by $42 million and $21 million compared with the same periods in 2012 primarily due to lower asset impairment expense and support provided to BCC.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2013	2012
Net earnings	$2,194	$1,890
Non-cash items	954	1,317
Changes in working capital	843	(1,462)
Net cash provided by operating activities	3,991	1,745
Net cash used by investing activities	(3,371)	(3,588)
Net cash used by financing activities	(2,230)	(1,897)
Effect of exchange rate changes on cash and cash equivalents	(37)	(4)
Net decrease in cash and cash equivalents	(1,647)	(3,744)
Cash and cash equivalents at beginning of year	10,341	10,049
Cash and cash equivalents at end of period	$8,694	$6,305
Operating Activities Net cash provided by operating activities was $4 billion during the six months ended June 30, 2013, an increase of $2.2 billion compared with the same period in 2012 primarily due to lower working capital growth in 2013. Our investment in gross inventories increased by $5.3 billion in the period compared with a $3.4 billion increase in the same period in 2012, driven by higher investments in commercial airplane program inventory. Inventory growth in 2013 was partially offset by advances and progress billings which increased by $4.3 billion for the period compared with an increase of $0.5 billion for the same period in 2012 due to payments from commercial airplane customers. Discretionary contributions to our pension plans totaled $13 million during the six months ended June 30, 2013 compared with $763 million in the same period last year.
Investing Activities Cash used by investing activities totaled $3.4 billion during the six months ended June 30, 2013 compared with $3.6 billion used during the same period in 2012, largely due to lower net contributions to investments in time deposits in the prior year partially offset by increased capital expenditures. Net contributions to investments were $2.4 billion in 2013 compared with net contributions to investments of $2.8 billion for the comparable period in 2012. In 2013, capital expenditures totaled $1 billion, compared with $0.8 billion for the same period in the prior year. We expect capital expenditures to remain higher in 2013 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $2.2 billion during the six months ended June 30, 2013, compared with $1.9 billion in the same period in 2012 primarily due to share repurchases of $1 billion in 2013 partially offset by new borrowings in the current year.
On May 3, 2013, we issued notes totaling $0.5 billion to fund the BCC segment. During the six months ended June 30, 2013, we repaid $1.4 billion of debt, including repayments of $0.6 billion of debt held at BCC. During the six months ended June 30, 2012, we repaid $1.2 billion of debt. At June 30, 2013, the recorded balance of debt was $9.6 billion of which $0.9 billion was classified as short-term.
During the six months ended June 30, 2013, we repurchased 10.2 million shares at an average price of $97.82 through our open market share repurchase program. We expect repurchases to total between $1.5 and $2 billion in 2013. In addition, 0.7 million shares were transferred to us from employees for tax withholding.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. At June 30, 2013, we had no commercial paper borrowings outstanding. Currently, we have $4.6 billion of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $17.8 billion and $18.1 billion at June 30, 2013 and December 31, 2012. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
At June 30, 2013, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 10 to our Condensed Consolidated Financial Statements.

Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 17 to our Condensed Consolidated Financial Statements, including our contesting the default termination of the contract for A-12 aircraft and certain employment, labor and benefits litigation.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $698 million at June 30, 2013. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
Income Taxes We have recorded a liability of $1,181 million at June 30, 2013 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of unallocated pension and postretirement expenses which represent costs not attributable to business segments - see Note 18 to our Condensed Consolidated Financial Statements. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and post-retirement costs, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2013	2012	2013	2012
Revenues	$40,708	$39,388	$21,815	$20,005
Earnings from operations, as reported	$3,244	$3,107	$1,716	$1,542
Operating margins	8.0%	7.9%	7.9%	7.7%

Unallocated pension/postretirement expense	$651	$453	$312	$245
Core operating earnings (non-GAAP)	$3,895	$3,560	$2,028	$1,787
Core operating margins (non-GAAP)	9.6%	9.0%	9.3%	8.9%

Diluted earnings per share, as reported	$2.85	$2.49	$1.41	$1.27
Unallocated pension/postretirement expense (1)	$0.55	$0.39	$0.26	$0.21
Core earnings per share (non-GAAP)	$3.40	$2.88	$1.67	$1.48
Weighted average diluted shares (in millions)	770.1	760.7	771.8	762.0

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2012.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 17 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2013 thru 4/30/2013	56,916	$85.50		$3,610
5/1/2013 thru 5/31/2013	6,872,647	96.88	6,868,263	2,945
6/1/2013 thru 6/30/2013	3,358,307	99.72	3,356,518	2,610
Total	10,287,870	$97.74	10,224,781

(1)
We purchased an aggregate of 10,224,781 shares of our common stock in the open market pursuant to our repurchase program and 62,992 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. In addition, we purchased an aggregate of 97 shares in swap transactions.

(2)
On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the Program). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. In February 2009, repurchases were suspended and in May 2013 were resumed.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10 (i)	Notice of Terms of Restricted Stock Units dated February 25, 2013.

10 (ii)	Supplemental Executive Retirement Plan for Employees of The Boeing Company, as Amended and Restated as of May 1, 2013.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 24, 2013	/s/ DIANA L. SANDS
(Date)	Diana L. Sands Vice President of Finance & Corporate Controller