Form 10-Q
period 2013-09-30
BOEING CO
filed 2013-10-23
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2013, there were 751,453,447 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2013

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Sales of products	$55,310	$51,441	$19,754	$17,415
Sales of services	7,528	7,955	2,376	2,593
Total revenues	62,838	59,396	22,130	20,008

Cost of products	(47,030)	(43,103)	(16,865)	(14,683)
Cost of services	(5,795)	(6,431)	(1,791)	(2,089)
Boeing Capital interest expense	(55)	(85)	(18)	(27)
Total costs and expenses	(52,880)	(49,619)	(18,674)	(16,799)
	9,958	9,777	3,456	3,209
Income from operating investments, net	147	211	59	120
General and administrative expense	(2,856)	(2,774)	(956)	(916)
Research and development expense, net	(2,223)	(2,545)	(755)	(853)
Gain/(loss) on dispositions, net	21	(3)	(1)	(1)
Earnings from operations	5,047	4,666	1,803	1,559
Other income, net	41	39	19	17
Interest and debt expense	(290)	(330)	(95)	(110)
Earnings before income taxes	4,798	4,375	1,727	1,466
Income tax expense	(1,445)	(1,450)	(567)	(432)
Net earnings from continuing operations	3,353	2,925	1,160	1,034
Net loss on disposal of discontinued operations, net of taxes of $0, $2, $0 and $1	(1)	(3)	(2)	(2)
Net earnings	$3,352	$2,922	$1,158	$1,032
Basic earnings per share from continuing operations	$4.40	$3.86	$1.53	$1.36
Net loss on disposal of discontinued operations, net of taxes
Basic earnings per share	$4.40	$3.86	$1.53	$1.36
Diluted earnings per share from continuing operations	$4.36	$3.84	$1.51	$1.35
Net loss on disposal of discontinued operations, net of taxes
Diluted earnings per share	$4.36	$3.84	$1.51	$1.35
Cash dividends paid per share	$1.455	$1.32	$0.485	$0.44
Weighted average diluted shares (millions)	769.8	762.3	769.1	765.2
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Net earnings	$3,352	$2,922	$1,158	$1,032
Other comprehensive income, net of tax:
Currency translation adjustments	(46)	26	42	36
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $31, ($14), ($20) and ($21)	(54)	25	35	37
Reclassification adjustment for (gain)/loss included in net earnings, net of tax of $8, ($5), $5 and $0	(13)	8	(10)
Total unrealized (loss)/gain on derivative instruments, net of tax	(67)	33	25	37
Defined benefit pension plans & other postretirement benefits:
Amortization of prior service cost included in net periodic pension cost, net of tax of ($6), ($9), ($3) and ($3)	9	12	4	4
Net actuarial gain arising during the period, net of tax of ($72), ($29), ($56) and ($5)	131	52	101	9
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($644), ($563), ($213) and ($188)	1,135	979	380	326
Settlements and curtailments included in net income, net of tax of ($35), ($3), ($30) and $0	63	5	54
Pension and post retirement benefits related to our equity method investments, net of tax ($2), ($75), ($1) and ($81)	4	132	1	143
Total defined benefit pension plans & other postretirement benefits, net of tax	1,342	1,180	540	482
Other comprehensive income, net of tax	1,229	1,239	607	555
Comprehensive income/(loss) related to noncontrolling interest	3	4	(18)	3
Comprehensive income, net of tax	$4,584	$4,165	$1,747	$1,590
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2013	December 31 2012
Assets
Cash and cash equivalents	$10,041	$10,341
Short-term and other investments	5,870	3,217
Accounts receivable, net	6,652	5,608
Current portion of customer financing, net	316	364
Deferred income taxes	43	28
Inventories, net of advances and progress billings	41,240	37,751
Total current assets	64,162	57,309
Customer financing, net	3,903	4,056
Property, plant and equipment, net of accumulated depreciation of $14,938 and $14,645	9,987	9,660
Goodwill	5,047	5,035
Acquired intangible assets, net	2,962	3,111
Deferred income taxes	5,957	6,753
Investments	1,168	1,180
Other assets, net of accumulated amortization of $493 and $504	1,447	1,792
Total assets	$94,633	$88,896
Liabilities and equity
Accounts payable	$10,657	$9,394
Accrued liabilities	12,384	12,995
Advances and billings in excess of related costs	20,216	16,672
Deferred income taxes and income taxes payable	5,504	4,485
Short-term debt and current portion of long-term debt	919	1,436
Total current liabilities	49,680	44,982
Accrued retiree health care	7,415	7,528
Accrued pension plan liability, net	18,559	19,651
Non-current income taxes payable	299	366
Other long-term liabilities	936	1,429
Long-term debt	8,677	8,973
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,295	4,122
Treasury stock, at cost - 260,351,104 and 256,630,628 shares	(16,865)	(15,937)
Retained earnings	32,647	30,037
Accumulated other comprehensive loss	(16,187)	(17,416)
Total shareholders’ equity	8,951	5,867
Noncontrolling interest	116	100
Total equity	9,067	5,967
Total liabilities and equity	$94,633	$88,896
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2013	2012
Cash flows – operating activities:
Net earnings	$3,352	$2,922
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	156	148
Depreciation and amortization	1,323	1,313
Investment/asset impairment charges, net	38	59
Customer financing valuation benefit	(7)	(4)
Loss on disposal of discontinued operations	1	5
(Gain)/loss on dispositions, net	(21)	3
Other charges and credits, net	48	559
Excess tax benefits from share-based payment arrangements	(86)	(43)
Changes in assets and liabilities –
Accounts receivable	(1,006)	150
Inventories, net of advances and progress billings	(3,631)	(4,588)
Accounts payable	943	857
Accrued liabilities	(338)	(123)
Advances and billings in excess of related costs	3,543	123
Income taxes receivable, payable and deferred	1,336	1,085
Other long-term liabilities	(52)	22
Pension and other postretirement plans	954	571
Customer financing, net	223	254
Other	23	28
Net cash provided by operating activities	6,799	3,341
Cash flows – investing activities:
Property, plant and equipment additions	(1,460)	(1,208)
Property, plant and equipment reductions	47	29
Acquisitions, net of cash acquired	(26)	(18)
Contributions to investments	(9,640)	(10,331)
Proceeds from investments	6,997	6,941
Purchase of distribution rights		(6)
Net cash used by investing activities	(4,082)	(4,593)
Cash flows – financing activities:
New borrowings	547	34
Debt repayments	(1,397)	(1,273)
Repayments of distribution rights financing	(139)	(72)
Stock options exercised, other	871	96
Excess tax benefits from share-based payment arrangements	86	43
Employee taxes on certain share-based payment arrangements	(60)	(72)
Common shares repurchased	(1,799)
Dividends paid	(1,102)	(990)
Net cash used by financing activities	(2,993)	(2,234)
Effect of exchange rate changes on cash and cash equivalents	(24)	19
Net decrease in cash and cash equivalents	(300)	(3,467)
Cash and cash equivalents at beginning of year	10,341	10,049
Cash and cash equivalents at end of period	$10,041	$6,582
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance January 1, 2012	$5,061	$4,033	($16,603)	$27,524	($16,500)	$93	$3,608
Net earnings				2,922		4	2,926
Other comprehensive income, net of tax of ($698)					1,239		1,239
Share-based compensation and related dividend equivalents		155		(10)			145
Excess tax pools		43					43
Treasury shares issued for stock options exercised, net		(43)	138				95
Treasury shares issued for other share-based plans, net		(174)	110				(64)
Treasury shares issued for 401(k) contribution		54	300				354
Cash dividends declared ($0.88 per share)				(661)			(661)
Changes in non-controlling interest						(3)	(3)
Balance September 30, 2012	$5,061	$4,068	($16,055)	$29,775	($15,261)	$94	$7,682

Balance January 1, 2013	$5,061	$4,122	($15,937)	$30,037	($17,416)	$100	$5,967
Net earnings				3,352		3	3,355
Other comprehensive income, net of tax of ($720)					1,229		1,229
Share-based compensation and related dividend equivalents		161		(7)			154
Excess tax pools		60					60
Treasury shares issued for stock options exercised, net		80	793				873
Treasury shares issued for other share-based plans, net		(128)	78				(50)
Common shares repurchased			(1,799)				(1,799)
Cash dividends declared ($0.97 per share)				(735)			(735)
Changes in non-controlling interest						13	13
Balance September 30, 2013	$5,061	$4,295	($16,865)	$32,647	($16,187)	$116	$9,067
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Revenues:
Commercial Airplanes	$38,301	$34,966	$13,987	$12,186
Defense, Space & Security:
Boeing Military Aircraft	11,541	11,982	3,543	3,710
Network & Space Systems	6,240	5,887	2,231	2,055
Global Services & Support	6,561	6,395	2,272	2,074
Total Defense, Space & Security	24,342	24,264	8,046	7,839
Boeing Capital	303	339	94	101
Other segment	80	79	26	27
Unallocated items and eliminations	(188)	(252)	(23)	(145)
Total revenues	$62,838	$59,396	$22,130	$20,008
Earnings from operations:
Commercial Airplanes	$4,289	$3,445	$1,617	$1,153
Defense, Space & Security:
Boeing Military Aircraft	1,024	1,176	221	424
Network & Space Systems	486	424	193	179
Global Services & Support	771	717	259	224
Total Defense, Space & Security	2,281	2,317	673	827
Boeing Capital	98	100	35	28
Other segment	(57)	(217)	44	(74)
Unallocated items and eliminations	(1,564)	(979)	(566)	(375)
Earnings from operations	5,047	4,666	1,803	1,559
Other income, net	41	39	19	17
Interest and debt expense	(290)	(330)	(95)	(110)
Earnings before income taxes	4,798	4,375	1,727	1,466
Income tax expense	(1,445)	(1,450)	(567)	(432)
Net earnings from continuing operations	3,353	2,925	1,160	1,034
Net loss on disposal of discontinued operations, net of taxes of $0, $2, $0 and $1	(1)	(3)	(2)	(2)
Net earnings	$3,352	$2,922	$1,158	$1,032
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 18 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2012 Annual Report on Form 10-K. Amounts reported in prior periods as Interest and debt expense have been reclassified to Boeing Capital interest expense to conform to the current period's presentation.
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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the nine months ended September 30, 2013 and 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $184 and $308 and diluted earnings per share by $0.17 and $0.27. For the three months ended September 30, 2013 and 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $20 and $74 and diluted earnings per share by $0.02 and $0.07.
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Net earnings	$3,352	$2,922	$1,158	$1,032
Less: earnings available to participating securities	6	7	2	3
Net earnings available to common shareholders	$3,346	$2,915	$1,156	$1,029
Basic
Basic weighted average shares outstanding	762.0	756.6	759.4	759.5
Less: participating securities	1.9	2.3	1.8	2.4
Basic weighted average common shares outstanding	760.1	754.3	757.6	757.1
Diluted
Basic weighted average shares outstanding	762.0	756.6	759.4	759.5
Dilutive potential common shares(1)	7.8	5.7	9.7	5.7
Diluted weighted average shares outstanding	769.8	762.3	769.1	765.2
Less: participating securities	1.9	2.3	1.8	2.4
Diluted weighted average common shares outstanding	767.9	760.0	767.3	762.8
Net earnings per share:
Basic	$4.40	$3.86	$1.53	$1.36
Diluted	4.36	3.84	1.51	1.35

(1)	Diluted EPS includes any dilutive impact of stock options, restricted stock units and Performance Awards.
The shares included in the following table were not included in the computation of diluted earnings per share because the effect was antidilutive. However, these shares may be dilutive potential common shares in the future.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Stock options	6.4	23.2		25.4
Performance Awards	4.6	4.7	3.6	5.0
Note 3 – Income Taxes
Our effective income tax rate was 30.1% and 33.1% for the nine months ended September 30, 2013 and 2012 and 32.8% and 29.5% for the three months ended September 30, 2013 and 2012. The effective tax rate for the nine months ended September 30, 2013 is lower than the comparable prior year period primarily due to the inclusion of U.S. research and development (R&D) tax credits in 2013 which were not available in 2012. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 that retroactively renewed the research and development tax credit for 2012 and extended the credit through December 31, 2013. As tax law changes are recognized in the period in which new legislation is enacted, the 2012 R&D credit of $145 was recorded in the first quarter of 2013. The effective tax rate for the three months ended September 30, 2013 is higher than the comparable prior year period primarily due to discrete tax adjustments, including settlement of non-US audits, during the three months ended September 30, 2012 partially offset by research and development tax credits in 2013, which were not available in 2012.
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
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve the matters presently under consideration for the 2007-2010 tax years with the IRS. Depending on the timing and outcome of the audit settlements, unrecognized tax benefits that affect the effective tax rate could increase earnings by up to $420 based on current estimates.
On September 5, 2013, the IRS issued proposed regulations that amend the definition of research and experimental (R&E) expenditures. The regulations are generally taxpayer favorable and provide clarity for the categories of expense that can be considered when computing the research credit. Upon issuance of the regulations we commenced an analysis to determine the impact to the Company’s financial statements. Such analysis is expected to be completed in the fourth quarter of 2013, as effort to apply the regulations to the Company’s R&E expenditures will be extensive. Upon completion of the analysis, we expect to record certain previously unrecognized tax benefits related to research tax credits including portions of the $420 of unrecognized tax benefits related to the 2007-2010 audit settlements described above.
Note 4 – Accounts Receivable
Accounts receivable as of September 30, 2013, includes $112 of unbillable receivables on a long-term contract with LightSquared, LLC (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. Given the uncertainties inherent in bankruptcy proceedings it is reasonably possible that we could incur losses related to these receivables in connection with the LightSquared bankruptcy.
Note 5 – Inventories
Inventories consisted of the following:

	September 30 2013	December 31 2012
Long-term contracts in progress	$13,872	$15,130
Commercial aircraft programs	47,063	40,389
Commercial spare parts, used aircraft, general stock materials and other	7,115	7,206
Inventory before advances and progress billings	68,050	62,725
Less advances and progress billings	(26,810)	(24,974)
Total	$41,240	$37,751
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At September 30, 2013 and December 31, 2012, the inventory balance, net of advances, was $425 and $725. At September 30, 2013, $390 of this inventory related to unsold launches. See Note 10.
Inventory balances included $237 subject to claims or other uncertainties relating to the A-12 program at September 30, 2013 and December 31, 2012. See Note 17.
Capitalized precontract costs of $374 and $238 at September 30, 2013 and December 31, 2012, are included in inventories.

Commercial Aircraft Programs
At September 30, 2013 and December 31, 2012, commercial aircraft programs inventory included the following amounts related to the 787 program: $26,453 and $21,289 of work in process (including deferred production costs of $20,189 and $15,929), $2,143 and $1,908 of supplier advances, and $2,862 and $2,339 of unamortized tooling and other non-recurring costs. At September 30, 2013, $14,657 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $8,394 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At September 30, 2013 and December 31, 2012, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,237 and $1,292 of deferred production costs, net of previously recorded reach-forward losses, and $611 and $683 of unamortized tooling costs. At September 30, 2013, $859 of 747 deferred production costs and unamortized tooling are expected to be recovered from units included in the program accounting quantity that have firm orders and $989 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,502 and $2,989 at September 30, 2013 and December 31, 2012.
Note 6 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	September 30 2013	December 31 2012
Financing receivables:
Investment in sales-type/finance leases	$1,736	$1,850
Notes	600	592
Operating lease equipment, at cost, less accumulated depreciation of $550 and $628	1,936	2,038
Gross customer financing	4,272	4,480
Less allowance for losses on receivables	(53)	(60)
Total	$4,219	$4,420
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At September 30, 2013 and December 31, 2012, we individually evaluated for impairment customer financing receivables of $555 and $616 and determined that $418 and $446 were impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceed the carrying values of the receivables.
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

Our financing receivable balances by internal credit rating category are shown below.

Rating categories	September 30 2013	December 31 2012
BBB	$1,118	$1,201
BB	57	63
B	146	51
CCC	460	511
D	454	524
Other	101	92
Total carrying value of financing receivables	$2,336	$2,442
At September 30, 2013, our allowance primarily related to receivables with ratings of CCC and we applied default rates that averaged 46% to the exposure associated with those receivables.
In the fourth quarter of 2011, American Airlines Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. We believe that our customer financing receivables from American Airlines of $454 are sufficiently collateralized such that we do not expect to incur losses related to those receivables and have not recorded an allowance for losses as of September 30, 2013 as a result of the bankruptcy.
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

	September 30 2013	December 31 2012
717 Aircraft ($449 and $465 accounted for as operating leases) (1)	$1,701	$1,781
757 Aircraft ($408 and $454 accounted for as operating leases) (1)	473	561
MD-80 Aircraft (Accounted for as sales-type finance leases) (1)	418	446
787 Aircraft (Accounted for as operating leases)	370	286
747 Aircraft ($230 and $221 accounted for as operating leases)	336	221
MD-11 Aircraft (Accounted for as operating leases) (1)	257	269
737 Aircraft ($144 and $193 accounted for as operating leases)	218	316
767 Aircraft ($62 and $63 accounted for as operating leases)	204	223

(1)	Out-of-production aircraft.

Note 7 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2013	December 31 2012
Time deposits	$5,790	$3,135
Pledged money market funds (1)	46	56
Available-for-sale investments	8	9
Equity method investments (2)	1,127	1,137
Restricted cash (3)	33	25
Other investments	34	35
Total	$7,038	$4,397

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of replacement letters of credit.

(2)	Dividends received were $163 and $60 during the nine and three months ended September 30, 2013, and $276 and $155 during the same periods in the prior year.

(3)	Restricted to pay life insurance premiums for certain employees and certain claims related to workers' compensation.
Note 8 – Other Assets
Sea Launch
At September 30, 2013 and December 31, 2012, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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

Note 9 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the nine months ended September 30, 2013 and 2012.

	2013	2012
Beginning balance – January 1	$710	$758
Reductions for payments made	(69)	(61)
Changes in estimates	48	65
Ending balance – September 30	$689	$762
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2013 and December 31, 2012, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $905 and $865.
Product Warranties
The following table summarizes product warranty activity recorded during the nine months ended September 30, 2013 and 2012.

	2013	2012
Beginning balance – January 1	$1,572	$1,046
Additions for current year deliveries	427	367
Reductions for payments made	(326)	(244)
Changes in estimates	(110)	212
Ending balance – September 30	$1,563	$1,381
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
Trade-in commitment agreements at September 30, 2013 have expiration dates from 2013 through 2023. At September 30, 2013, and December 31, 2012 total contractual trade-in commitments were $1,500 and $1,535. As of September 30, 2013 and December 31, 2012, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $227 and $108 and the fair value of the related trade-in aircraft was $227 and $108.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $19,095 and $18,083 as of September 30, 2013 and December 31, 2012. The estimated earliest potential funding dates for these commitments as of September 30, 2013 are as follows:

Total
October through December 2013	$264
2014	2,774
2015	3,608
2016	3,791
2017	3,062
Thereafter	5,596
$19,095
As of September 30, 2013, all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,318 and $4,545 as of September 30, 2013 and December 31, 2012.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $527 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.
C-17
In September 2013, we decided to end production of C-17 aircraft in 2015 and recorded charges of $92, primarily for pension curtailment costs. We are currently producing C-17 aircraft at a rate of 10 per year and plan to continue producing at that rate through 2015. At September 30, 2013, our backlog included 8 international orders for C-17 aircraft that are scheduled for delivery through mid-2014. In addition, we believe it is probable that we will receive orders from international customers for 14 unsold aircraft that we are planning to produce in 2014 and 2015. We are currently incurring costs and have made commitments to suppliers related to the unsold aircraft. Should orders for the 14 unsold aircraft not materialize or no longer be considered probable we could incur charges to write-down inventory and/or record termination liabilities. At September 30, 2013, we had approximately $256 of capitalized precontract costs and $436 of potential termination liabilities to suppliers associated with the unsold aircraft.

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
On August 20, 2013, OMB issued a Sequestration Update Report for FY2014 identifying enforcement of The Act's discretionary spending caps. Under these caps the U.S. DoD will be subject to approximately $52 billion in reductions from the totals contained in the President's FY2014 budget proposal.
The lack of agreement between Congress and the Administration to end sequestration, the OMB reports, and communications with the U.S. DoD indicate that there are likely to be reductions to our defense business. However, at this time we cannot determine how sequestration will impact specific programs and contracts at Boeing. Reductions, cancellations or delays impacting existing contracts or programs could have a material effect on our results of operations, financial position and/or cash flows. While U.S. DoD would sustain the bulk of sequestration cuts affecting the Company, civil programs and agencies could be significantly impacted as well.
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
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs have gross margins that are breakeven or near breakeven at September 30, 2013.

Continued weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in pricing pressures and fewer 747 orders than anticipated. We continue to have a number of unsold 747 production positions. If market and production risks cannot be mitigated, the program could face a reach-forward loss that may be material.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Contingent repurchase commitments	$1,909	$2,065	$1,906	$2,065	$5	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	127	137
Contract pricing	261	261			7	7
Other Delta contracts	227	232			8	8
Other indemnifications	111	137			28	32
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,233 of the $1,360 of inventory that was contributed by us and has yet to consume $127. ULA has made advance payments of $1,380 to us and we have recorded revenues and cost of sales of $1,037 under the inventory supply agreement through September 30, 2013.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the U.S.Air Force (USAF) for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal, and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to the expiration. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. A hearing before the ASBCA has been scheduled for November 18, 2013. On March 1, 2013, the USAF filed two motions for summary judgment before the ASBCA. ULA's oppositions to these motions were filed on April 19, 2013 and USAF filed its replies to ULA's oppositions on May 10, 2013. There is no deadline for the ASBCA to rule on these motions. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $278 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $17 for our portion of additional contract losses incurred by ULA.
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
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At September 30, 2013 and December 31, 2012, our maximum future cash exposure to losses associated with the loss sharing arrangement was $111 and $137 and our accrued liability under the loss sharing arrangement was $28 and $32.
In conjunction with our sales of Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma, we agreed to indemnify, for an indefinite period, the buyers for costs relating to pre-closing environmental conditions and certain other items. It is impossible to assess the potential number of future claims that may be asserted under these indemnifications, nor the amounts thereof (if any). As a result, we cannot estimate the maximum potential amount of future payments under these indemnities and therefore, no liability has been recorded. To the extent that claims have been made under these indemnities and/or are probable and reasonably estimable, liabilities associated with these indemnities are included in the environmental liability disclosure in Note 9.
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

Note 12 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2013	2012	2013	2012
Service cost	$1,414	$1,233	$468	$411
Interest cost	2,175	2,253	713	751
Expected return on plan assets	(2,907)	(2,874)	(969)	(958)
Amortization of prior service costs	150	168	52	56
Recognized net actuarial loss	1,668	1,452	530	484
Settlement and curtailment loss	104	10	84
Net periodic benefit cost	$2,604	$2,242	$878	$744
Net periodic benefit cost included in Earnings from operations	$2,319	$1,831	$775	$583

	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefit Plans	2013	2012	2013	2012
Service cost	$111	$108	$37	$36
Interest cost	198	237	65	79
Expected return on plan assets	(5)	(6)	(1)	(2)
Amortization of prior service costs	(135)	(147)	(45)	(49)
Recognized net actuarial loss	72	90	24	30
Settlement and curtailment gain		(2)
Net periodic benefit cost	$241	$280	$80	$94
Net periodic benefit cost included in Earnings from operations	$269	$414	$90	$132
During each of the nine-month periods ended September 30, 2013 and 2012, we made discretionary pension contributions of $1,513.
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

Performance Awards
On February 25, 2013, we granted to our executives Performance Awards with the payout based on the achievement of financial goals for the three-year period ending December 31, 2015. The minimum payout amount is $0 and the maximum payout is $276.
Note 14 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the nine and three months ended September 30, 2013 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance January 1, 2013	$214	($8)	$86	($17,708)		($17,416)
OCI before reclassifications	(46)		(54)	135		35
Amounts reclassified from AOCI			(13)	1,207	(2)	1,194
Net current period OCI	(46)		(67)	1,342		1,229
Balance September 30, 2013	$168	($8)	$19	($16,366)		($16,187)

Balance June 30, 2013	$126	($8)	($6)	($16,906)		($16,794)
OCI before reclassifications	42		35	102		179
Amounts reclassified from AOCI			(10)	438	(2)	428
Net current period OCI	42		25	540		607
Balance September 30, 2013	$168	($8)	$19	($16,366)		($16,187)

(1)	Net of tax.

(2)
Primarily relates to amortization of actuarial gains/losses for the nine and three months ended September 30, 2013 totaling $1,135 and $380 (net of tax of $644 and $213) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2013	December 31 2012	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,309	$2,310	$134	$202	($41)	($16)
Interest rate contracts	313	388	16	26
Commodity contracts	59	99			(52)	(71)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	342	412	21	3	(35)	(42)
Commodity contracts	10	15			(6)	(8)
Total derivatives	3,033	3,224	171	231	(134)	(137)
Netting arrangements			(51)	(53)	51	53
Net recorded balance			$120	$178	($83)	($84)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($51)	$35	$36	$36
Commodity contracts	(3)	(10)	(1)	1
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	28	18	14	8
Commodity contracts	(15)	(26)	(4)	(8)
Forward points recognized in Other income/(expense), net:
Foreign exchange contracts	24	16	2	4
Undesignated derivatives recognized in Other income/(expense), net:
Foreign exchange contracts	13	(11)	(1)	(1)

Based on our portfolio of cash flow hedges, we expect to reclassify gains of $4 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income/(expense) was insignificant for the nine and three months ended September 30, 2013 and 2012.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at September 30, 2013 was $10. At September 30, 2013, there was no collateral posted related to our derivatives.
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

	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$4,744	$4,744			$4,534	$4,534
Available-for-sale investments	8	6		$2	9	6		$3
Derivatives	120		$120		178		$178
Total assets	$4,872	$4,750	$120	$2	$4,721	$4,540	$178	$3
Liabilities
Derivatives	($83)		($83)		($84)		($84)
Total liabilities	($83)		($83)		($84)		($84)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the nine months ended September 30 and the fair value and asset classification of the related assets as of the impairment date:

	2013		2012
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$28	($21)	$25	($31)
Property, plant and equipment	39	(12)	19	(21)
Total	$67	($33)	$44	($52)

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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2013, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2013
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$6,652	$6,633		$6,633
Notes receivable, net	582	633		633
Liabilities
Debt, excluding capital lease obligations	(9,448)	(10,855)		(10,811)	($44)

	December 31, 2012
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$5,608	$5,642		$5,642
Notes receivable, net	571	632		632
Liabilities
Debt, excluding capital lease obligations	(10,231)	(12,269)		(12,221)	($48)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair value of our debt classified as Level 3 is based on the median of the underlying collateral value as described above. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2013 and December 31, 2012. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 17 – Legal Proceedings
Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Potentially material contingencies including A-12 and Employment, Labor and Benefits litigation are discussed below.
We are subject to various U.S. government investigations, from which civil, criminal or administrative proceedings could result or have resulted in the past. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material effect on our financial position, results of operations, or cash flows, except as set forth below. Where it is reasonably possible that we will incur losses in excess of recorded amounts in connection with any of the matters set forth below, we have disclosed either the amount or range of reasonably possible losses in excess of such amounts or, where no such amount or range can be reasonably estimated, the reasons why no such estimate can be made.
A-12 Litigation
In 1991, the Department of the Navy (the Navy) notified McDonnell Douglas Corporation (now merged into The Boeing Company) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft.
The Team had full responsibility for performance of the contract and both contractors are jointly and severally liable for any potential liabilities resulting from the termination. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2013, inventories included approximately $587 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.
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
On May 17, 2013, the President's Fiscal 2014 Budget Request to Congress included a new Department of Defense General Provision that would authorize the Secretary of the Navy to receive and retain payment in-kind in settlement of the A-12 aircraft litigation. On July 30, 2013, the Team and the Navy executed a settlement agreement that would take effect if the authorizing legislation is enacted on or prior to May 31, 2014. If this legislation is enacted and the litigation is settled pursuant to the terms of the settlement agreement, we would incur a pre-tax charge to write-off A-12 costs included in inventory in addition to costs associated with an in-kind settlement. We believe it is reasonably possible that the litigation could be settled.
We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2013. Final resolution of the A-12 litigation will depend on whether the litigation is settled or the outcome of further proceedings. If after all legal proceedings are concluded, the court determines, contrary to our belief, that a termination for default was appropriate, we could incur an additional loss of up to $275, consisting principally of $237 of remaining inventory costs. If the courts further hold that a money judgment should be entered against the Team, we could be required to pay the U.S. government up to one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling up to $1,600). In that event, our loss would total approximately $1,748 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we could be entitled to receive payment of approximately $1,193, including interest from June 26, 1991.
Employment, Labor and Benefits Litigation
In connection with the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit), certain individuals not hired by Spirit alleged that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated ERISA, violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. In 2012, the Tenth Circuit Court of Appeals affirmed the district court's 2010 summary judgment in favor of Boeing and Spirit on all class action claims, but the parties were not precluded from making claims on an individual basis. As of September 30, 2013, eighty-eight individual claims related to this matter were pending. Spirit has agreed to indemnify Boeing for any and all losses.
Also related to the 2005 sale of the former Wichita facility, on February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas, alleging collective bargaining agreement breaches and ERISA violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. On December 11, 2012 the court denied plaintiffs’ motion for summary judgment and granted Boeing’s motion for summary judgment on plaintiffs’ claim that amendment of The Boeing Company Employee Retirement Plan violated the IAM collective bargaining agreement, as well as individual ERISA §510 claims for interference with benefits. The court denied Boeing’s motion for all other claims. The parties are conducting additional discovery in anticipation of further court proceedings, which have not yet been scheduled. We believe that Spirit is obligated to indemnify Boeing for any and all losses in this matter, although to date Spirit has acknowledged a limited indemnification obligation. We currently estimate that the putative class includes 2,000 former Wichita employees. We cannot reasonably estimate the range of loss, if any, that may result from both these matters given the current procedural status of the litigation.
On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. During the first quarter of 2010, the Seventh Circuit Court of Appeals granted a stay of trial proceedings in the district court pending resolution of an appeal made by Boeing in 2008 to the case’s class certification order. On January 21, 2011, the Seventh Circuit reversed the district court’s class certification order and decertified the class. The Seventh Circuit remanded the case to the district court for further proceedings. On March 2, 2011, plaintiffs filed an amended motion for class certification and a supplemental motion on August 7, 2011. Boeing’s opposition to class certification was filed on September 6, 2011. Plaintiffs’ reply brief in support of class certification was filed on September 27, 2011. The court has stated its intent to issue rulings on the amended motion for class certification and the alternative motion to proceed as a direct action for breach of fiduciary duty and then stay the case until it is determined if an appeal of the class certification order is filed. As a result, on September 19, 2012 the district court issued an order denying Boeing’s motions for summary judgment as premature pending class determination. On September 19, 2013, the district court granted plaintiffs’ motion for class certification. On October 3, 2013, Boeing filed a petition for review of the class certification order with the Seventh Circuit Court of Appeals. We cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.
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
Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Commercial Airplanes	$752	$624	$189	$280
Boeing Capital	22	38	5	11
Total	$774	$662	$194	$291
Other segment's Loss from operations related to support provided to BCC was $40 and $10 during the nine and three months ended September 30, 2013 and $77 and $15 for the same periods in the prior year.
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

	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Share-based plans	($74)	($64)	($21)	($23)
Deferred compensation	(165)	(49)	(63)	(15)
Capitalized interest	(52)	(53)	(18)	(16)
Eliminations and other	(282)	(126)	(124)	(87)
Sub-total	(573)	(292)	(226)	(141)
Pension	(1,045)	(608)	(356)	(204)
Postretirement	54	(79)	16	(30)
Pension and Postretirement	(991)	(687)	(340)	(234)
Total	($1,564)	($979)	($566)	($375)
Segment assets are summarized in the table below:

	September 30 2013	December 31 2012
Commercial Airplanes	$47,851	$41,769
Defense, Space & Security:
Boeing Military Aircraft	6,637	6,582
Network & Space Systems	6,220	6,669
Global Services & Support	3,951	3,692
Total Defense, Space & Security	16,808	16,943
Boeing Capital	4,113	4,347
Other segment	1,331	1,043
Unallocated items and eliminations	24,530	24,794
Total	$94,633	$88,896
Assets included in Unallocated items and eliminations primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2013, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.
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
October 23, 2013

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
Earnings From Operations and Core Operating Earnings (Non-GAAP)
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Revenues	$62,838	$59,396	$22,130	$20,008

GAAP
Earnings from operations	$5,047	$4,666	$1,803	$1,559
Operating margins	8.0%	7.9%	8.1%	7.8%
Effective income tax rate	30.1%	33.1%	32.8%	29.5%
Net earnings from continuing operations	$3,353	$2,925	$1,160	$1,034
Diluted earnings per share	$4.36	$3.84	$1.51	$1.35

Non-GAAP (1)
Core operating earnings	$6,038	$5,353	$2,143	$1,793
Core operating margin	9.6%	9.0%	9.7%	9.0%
Core earnings per share	$5.20	$4.43	$1.80	$1.55

(1)
These measures exclude certain components of pension and postretirement benefit expense. See page 47 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Commercial Airplanes	$38,301	$34,966	$13,987	$12,186
Defense, Space & Security	24,342	24,264	8,046	7,839
Boeing Capital	303	339	94	101
Other segment	80	79	26	27
Unallocated items and eliminations	(188)	(252)	(23)	(145)
Total	$62,838	$59,396	$22,130	$20,008
Revenues for the nine and three months ended September 30, 2013 increased by $3,442 million and $2,122 million, or 6% and 11%, compared with the same periods in 2012. Commercial Airplanes revenues increased by $3,335 million and $1,801 million, or 10% and 15%, due to higher new airplane deliveries. Defense, Space & Security (BDS) revenues increased by $78 million and $207 million, due to higher revenues in the Network & Space Systems (N&SS) and Global Service & Support (GS&S) segments, offset by lower revenues in the Boeing Military Aircraft (BMA) segment.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Commercial Airplanes	$4,289	$3,445	$1,617	$1,153
Defense, Space & Security	2,281	2,317	673	827
Boeing Capital	98	100	35	28
Other segment	(57)	(217)	44	(74)
Unallocated pension/postretirement expense	(991)	(687)	(340)	(234)
Other unallocated items and eliminations	(573)	(292)	(226)	(141)
Earnings from operations (GAAP)	$5,047	$4,666	$1,803	$1,559
Unallocated pension/postretirement expense	991	687	340	234
Core operating earnings (Non-GAAP)	$6,038	$5,353	$2,143	$1,793
Earnings from operations for the nine months ended September 30, 2013 increased by $381 million compared with the same period in 2012 primarily reflecting $844 million of higher earnings at Commercial Airplanes, partially offset by higher pension costs and higher other unallocated items in 2013 as well as the benefit of a favorable litigation resolution of $121 million recorded in 2012. Earnings from operations for the three months ended September 30, 2013 increased by $244 million compared with the same period in 2012 primarily reflecting higher earnings of $464 million at Commercial Airplanes and $118 million in Other segment, offset by higher pension costs and lower BDS earnings.
Core operating earnings for the nine months ended September 30, 2013 increased by $685 million compared with the same period in 2012 primarily reflecting higher earnings at Commercial Airplanes, offset by higher other unallocated items in 2013 and the benefit of the favorable litigation resolution recorded in 2012. Core operating earnings for the three months ended September 30, 2013 increased by $350 million compared with the same period in 2012 primarily reflecting higher earnings at Commercial Airplanes and in Other segment offset by lower BDS earnings.
For the nine and three months ended September 30, 2013, Commercial Airplanes earnings increased by $844 million and $464 million compared to the same periods in 2012 reflecting higher airplane deliveries and lower research and development expense. In addition, the increase in earnings in the nine-month period was offset by higher period costs reflecting 787 support costs related to the battery system improvements in the first quarter of 2013. BDS earnings for the nine months ended September 30, 2013 decreased by $36 million due to lower earnings in the BMA segment partially offset by higher earnings in the N&SS and GS&S segments. For the three months ended September 30, 2013, BDS earnings decreased by $154 million due to lower earnings in the BMA segment partially offset by higher earnings in the GS&S and N&SS segments.
Research and Development The following table summarizes our research and development expense:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Commercial Airplanes	$1,297	$1,638	$432	$534
Defense, Space & Security	892	868	313	306
Other	34	39	10	13
Research and development expense, net	$2,223	$2,545	$755	$853
Research and development expense for the nine and three months ended September 30, 2013 decreased by $322 million and $98 million compared with the same periods in 2012 primarily due to lower spending at Commercial Airplanes on the 787 program partially offset by increased spending on the 737 program.

Unallocated Items and Eliminations The most significant items included in Unallocated items and eliminations are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Share-based plans	($74)	($64)	($21)	($23)
Deferred compensation	(165)	(49)	(63)	(15)
Eliminations and other	(334)	(179)	(142)	(103)
Sub-total (included in core operating earnings*)	(573)	(292)	(226)	(141)
Pension	(1,045)	(608)	(356)	(204)
Postretirement	54	(79)	16	(30)
Pension and Postretirement (excluded from core operating earnings*)	(991)	(687)	(340)	(234)
Total	($1,564)	($979)	($566)	($375)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 47.
Deferred compensation expense increased by $116 million and $48 million for the nine and three months ended September 30, 2013 compared with the same periods in 2012, primarily driven by changes in our stock price.
Eliminations and other unallocated items expense for the nine months ended September 30, 2013 increased by $155 million compared with the same period in 2012, primarily reflecting the benefit of a favorable litigation resolution of $121 million recorded in 2012.
We recorded net periodic benefit cost related to pensions and other postretirement benefits of $2,845 million and $958 million for the nine and three months ended September 30, 2013 and $2,522 million and $838 million for the same periods in 2012. The increase in net periodic benefit costs related to pension plans is primarily due to higher amortization of actuarial losses driven by lower discount rates. In addition, unallocated pensions and other postretirement expense reflects the pension curtailment charge of $73 million related to the decision in September 2013 to end production of the C-17 aircraft in 2015. See Note 9. During the third quarter of 2013 we also determined that the pension expense in prior years was overstated. As a result, we recorded a reduction in pension expense of $63 million during the three months ended September 30, 2013.
A portion of net periodic benefit cost is recognized as product costs in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Costs are allocated to the business segments as described in Note 18.

Net periodic benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2013	2012	2013	2012
Allocated to business segments	($1,274)	($1,223)	($419)	($379)
Other unallocated items and eliminations	(1,045)	(608)	(356)	(204)
Total	($2,319)	($1,831)	($775)	($583)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Other Postretirement Plans	2013	2012	2013	2012
Allocated to business segments	($323)	($335)	($106)	($102)
Other unallocated items and eliminations	54	(79)	16	(30)
Total	($269)	($414)	($90)	($132)
Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Earnings from operations	$5,047	$4,666	$1,803	$1,559
Other income, net	41	39	19	17
Interest and debt expense	(290)	(330)	(95)	(110)
Earnings before income taxes	4,798	4,375	1,727	1,466
Income tax expense	(1,445)	(1,450)	(567)	(432)
Net earnings from continuing operations	$3,353	$2,925	$1,160	$1,034
Interest and debt expense for the nine and three months ended September 30, 2013 decreased by $40 million and $15 million when compared with the same period in 2012 due to a lower weighted average debt balance.
Our effective income tax rates were 30.1% and 33.1% for the nine months ended September 30, 2013 and 2012 and 32.8% and 29.5% for the three months ended September 30, 2013 and 2012. The effective tax rate for the nine months ended September 30, 2013 is lower than the comparable prior year period primarily due to the retroactive reinstatement in the first quarter of 2013 of the 2012 U.S. research and development tax credit which reduced income tax expense by $145 million. The effective tax rate for the three months ended September 30, 2013 is higher than the comparable prior year period primarily due to discrete tax adjustments, including settlement of non-US audits, recorded during the three months ended September 30, 2012 partially offset by research and development tax credits in 2013 that were not available in 2012.
For additional discussion related to Income Taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Backlog

(Dollars in millions)	September 30 2013	December 31 2012
Total contractual backlog	$395,188	$372,355
Unobligated backlog	19,920	17,873
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the nine months ended September 30, 2013 compared with December 31, 2012 was primarily due to commercial airplane orders in excess of deliveries partially offset by cancellation of orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase in unobligated backlog during the nine months ended September 30, 2013 was primarily due to CH-47 Chinook and V-22 Osprey multi-year contract awards.
Additional Considerations
KC-46A Tanker In February 2011, we were awarded a contract from the U.S.Air Force to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive firm contract valued at $4.9 billion and involves highly complex designs and systems integration. Changes to our estimated cost to perform the work could result in a material charge. This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. For segment reporting purposes, backlog, revenues and costs are recorded in the Commercial Airplanes and BMA segments.
Segment Results of Operations
Commercial Airplanes
Business Environment and Trends
Airline Industry Environment Net profits for the global airline industry are forecast to total $12 billion in 2013 and $16 billion in 2014 compared to $7 billion in 2012. While industry risk remains due to ongoing economic and political uncertainty, passenger traffic continues to grow at or above long-term trend rates. However, weak global economic conditions have continued to impact near-term demand for new freighter aircraft and freighter conversions.
Our 20-year forecast is for a long-term average growth rate of 5% per year for passenger and cargo traffic, based on a projected average annual worldwide real economic growth rate of 3%. We project a $4.8 trillion market for over 35,000 new airplanes over the next 20 years based on long-term global economic growth projections and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes.

Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Revenues	$38,301	$34,966	$13,987	$12,186
Earnings from operations	$4,289	$3,445	$1,617	$1,153
Operating margins	11.2%	9.9%	11.6%	9.5%

(Dollars in millions)	September 30 2013	December 31 2012
Contractual backlog	$344,283	$317,287
Unobligated backlog	894	1,466
Revenues
Revenues for the nine and three months ended September 30, 2013 increased by $3,335 million and $1,801 million or 10% and 15% compared with the same periods of 2012 due to higher new airplane deliveries.
Commercial jet aircraft deliveries, including intercompany deliveries, were as follows:

	737	747	767	777	787		Total
Deliveries during the first nine months of 2013	330	16	17	73	40	(1)	476
Deliveries during the first nine months of 2012	310	21	20	62	23		436
Deliveries during the third quarter of 2013	112	4	5	26	23		170
Deliveries during the third quarter of 2012	102	8	7	20	12		149
Cumulative deliveries as of 9/30/2013	4,623	1,474	1,057	1,139	89
Cumulative deliveries as of 12/31/2012	4,293	1,458	1,040	1,066	49

(1)	Includes one aircraft accounted for as revenue by Commercial Airplanes and as an operating lease in consolidation.
Earnings From Operations
Earnings from operations for the nine months ended September 30, 2013 increased by $844 million compared with the same period of 2012. Increased earnings were driven primarily by higher new airplane deliveries of $595 million and lower research and development cost of $341 million due to lower spending on the 787 program partially offset by increased spending on the 737 program. Earnings were reduced by $92 million primarily driven by higher period costs reflecting 787 support costs related to the battery system improvements. Operating margins increased by 1.3 percentage points to 11.2% primarily due to higher deliveries and lower research and development cost partially offset by the dilutive impact of 787 deliveries.
Earnings from operations for the three months ended September 30, 2013 increased by $464 million compared with the same period of 2012. Increased earnings were driven primarily by higher new airplane deliveries of $323 million and lower research and development cost of $102 million due to lower spending on the 787 program partially offset by increased spending on the 737 program. In addition, earnings increased by $39 million primarily driven by higher earnings from commercial aviation services and lower period costs. Operating margins increased by 2.1 percentage points to 11.6% primarily due to higher deliveries and lower research and development cost partially offset by the dilutive impact of 787 deliveries.
Backlog
The increase in contractual backlog during the nine months ended September 30, 2013 was due to orders in excess of deliveries partially reduced by cancellation of orders. A number of our customers may have contractual remedies that may be implicated by program delays. We continue to address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog they remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 9/30/2013	737	747	767	777	787
Program accounting quantities	7,000	1,574	1,103	1,550	1,300
Undelivered units under firm orders	3,467	51	51	328	890
Cumulative firm orders	8,090	1,525	1,108	1,467	979

	Program
As of 12/31/2012	737	747	767	777	787
Program accounting quantities	6,600	1,574	1,103	1,450	1,100
Undelivered units under firm orders	3,074	67	68	365	799
Cumulative firm orders	7,367	1,525	1,108	1,431	848
737 Program The accounting quantity for the 737 program increased by 200 and 400 for the three and nine months ended September 30, 2013 due to the program's normal progress of obtaining additional orders and delivering airplanes. We increased our production rate from 35 to 38 per month in the first quarter of 2013 and a further increase to 42 per month is planned for 2014. First delivery of the 737 MAX is expected in 2017.
747 Program Continued weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in pricing pressures and fewer orders than anticipated. In April 2013, we announced that the production rate would be decreased from 2 to 1.75 per month in January 2014. In October 2013, we announced we will further reduce the production rate to 1.5 per month starting in February 2014 through the end of 2015. We continue to have a number of unsold 747 production positions and remain focused on obtaining additional orders, reducing out-of-sequence work, improving supply chain efficiency and implementing cost-reduction efforts. If market and production risks cannot be mitigated, the program could face a reach-forward loss that may be material.
767 Program During the third quarter of 2013 we reconfigured the 767 assembly line to include a 767 derivative to support the Tanker program and decreased our commercial production rate from 2 to 1 per month. We expect to increase the commercial rate to 1.5 per month in 2014 and back to 2 per month in 2016.
777 Program The accounting quantity for the 777 program increased by 100 in the third quarter of 2013 due to the program's normal progress of obtaining additional orders and delivering airplanes. We increased our production rate from 7 to 8.3 per month in the first quarter of 2013.
787 Program During the second quarter, we installed a comprehensive set of battery system improvements on 50 previously-delivered 787 airplanes and resumed 787 deliveries to customers. These improvements addressed the battery-related incidents identified in January 2013 which resulted in the suspension of 787 deliveries in the first quarter.
In May 2013, we achieved a production rate of 7 aircraft per month in final assembly. We continue to expect to increase the production rate of 787 aircraft to 10 per month in final assembly by the end of 2013 with first deliveries occurring at that rate in early 2014. The first 787-9 began final assembly in May 2013 and completed first flight on September 17, 2013. Production and flight testing of the 787-9 continues to be on schedule and we expect the first customer delivery to occur in mid-2014. In June 2013, we announced the launch of the 787-10 derivative aircraft with first delivery targeted for 2018.
We continue to incorporate engineering and other design changes identified during flight testing into already completed aircraft at our Everett modification center. We also remain focused on achieving planned increases in 787 production rates while continuing to satisfy customer mission and performance requirements. We continue to monitor and address challenges associated with aircraft production and assembly, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, as well as the incorporation of the 787-9 derivative into the manufacturing process. In addition, we continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. During the fourth quarter of 2012 we finalized an order for one of the three remaining flight test aircraft. We continue to believe that the other two 787 flight-test aircraft are commercially saleable and we continue to include costs related to those airplanes in program inventory at September 30, 2013. If we determine that either of the remaining aircraft cannot be sold, we may incur additional charges.
During the third quarter of 2013 we increased the accounting quantity to 1,300 units from 1,100 units to reflect incorporation of revenue and cost estimates associated with the 787-10 and plans to increase production rates to 12 and 14 per month in future years. The accounting quantity of 1,300 units continues to represent approximately 10 years of production at planned production rates. The cumulative impacts of production challenges, change incorporation, schedule delays and customer and supplier impacts have created significant pressure on program profitability. If risks related to this program, including risks associated with planned production rate increases, or introducing the 787-9 and 787-10 derivatives as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
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
On August 20, 2013, OMB issued a Sequestration Update Report for FY2014 identifying enforcement of The Act's discretionary spending caps. Under these caps the U.S. DoD will be subject to approximately $52 billion in reductions from the totals contained in the President's FY2014 budget proposal.
The lack of agreement between Congress and the Administration to end sequestration, the OMB reports, and communications with the U.S. DoD indicate that there are likely to be reductions to our defense business. However, at this time we cannot determine how sequestration will impact specific programs and contracts at Boeing. Reductions, cancellations or delays impacting existing contracts or programs could have a material effect on our results of operations, financial position and/or cash flows. While U.S. DoD would sustain the bulk of sequestration cuts affecting the Company, civil programs and agencies could be significantly impacted as well.
BDS Realignment
Effective January 1, 2013, certain programs were realigned between BDS segments. Business segment data for 2012 has been adjusted to reflect the realignment. See Note 18.
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Revenues	$24,342	$24,264	$8,046	$7,839
Earnings from operations	$2,281	$2,317	$673	$827
Operating margins	9.4%	9.5%	8.4%	10.5%

(Dollars in millions)	September 30 2013	December 31 2012
Contractual backlog	$50,905	$55,068
Unobligated backlog	19,026	16,407

Revenues
BDS revenues for the nine months ended September 30, 2013 increased by $78 million compared with the same period in 2012 due to higher revenues of $353 million and $166 million in the N&SS and GS&S segments, partially offset by lower revenues of $441 million in the BMA segment.
BDS revenues for the three months ended September 30, 2013 increased by $207 million compared with the same period in 2012 primarily due to higher revenues of $198 million and $176 million in the GS&S and N&SS segments, partially offset by lower revenues of $167 million in the BMA segment.
Earnings From Operations
BDS operating earnings for the nine months ended September 30, 2013 decreased by $36 million compared with the same period in 2012 due to lower earnings of $152 million in the BMA segment partially offset by higher earnings of $62 million and $54 million in the N&SS and GS&S segments.
BDS operating earnings for the three months ended September 30, 2013 decreased by $154 million compared with the same period in 2012 and operating margins decreased to 8.4% primarily due to lower earnings of $203 million and operating margins in the BMA segment.
Backlog
BDS total backlog was $69,931 million at September 30, 2013, reflecting a decrease of 2% from December 31, 2012, as CH-47 Chinook and V-22 Osprey multi-year contract orders and satellite contract awards were more than offset by revenues recognized on contracts awarded in prior years. For further details on the changes between periods, refer to the discussions of the individual segments below.
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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the nine months ended September 30, 2013 and 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $184 million and $308 million. For the three months ended September

30, 2013 and 2012, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $20 million and $74 million.
Boeing Military Aircraft
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Revenues	$11,541	$11,982	$3,543	$3,710
Earnings from operations	$1,024	$1,176	$221	$424
Operating margins	8.9%	9.8%	6.2%	11.4%

(Dollars in millions)	September 30 2013	December 31 2012
Contractual backlog	$26,427	$29,226
Unobligated backlog	12,560	9,270
Revenues
BMA revenues for the nine and three months ended September 30, 2013 decreased by $441 million and $167 million when compared with the same periods in 2012.
The decrease for the nine-month period was primarily due to a reduction of $1,191 million related to the F-15 program and fewer deliveries of Airborne Early Warning and Control (AEW&C) aircraft. This reduction was partially offset by an increase of $719 million related to higher 2013 deliveries of P-8 aircraft and Apache rotorcraft.
The decrease for the three-month period was primarily due to $331 million of lower milestone revenue on the F-15 program and fewer deliveries of C-17 aircraft. These decreases were partially offset by an increase of $239 million due to higher milestone revenue related to the KC-46A Tanker program.
Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
F/A-18 Models	36	36	12	12
F-15E Eagle	3	8
C-17 Globemaster III	8	8	2	3
CH-47 Chinook	32	40	15	18
AH-64 Apache	31	13	11	10
P-8 Models	7	3	2	2
AEW&C		2
Total new-build production aircraft	117	110	42	45
Earnings From Operations
BMA operating earnings for the nine and three months ended September 30, 2013 decreased by $152 million and $203 million, decreases of 13% and 48% compared to the same periods in 2012. The decrease for the nine-month period was primarily due to lower earnings on the F-15 and AEW&C programs, partially offset by higher earnings on the P-8 and rotorcraft programs due to higher revenues. The decrease for the three months was primarily due to lower earnings on C-17 and F-15 programs. In September 2013, we decided to end production of C-17 aircraft in 2015. See Note 9. Also in September 2013, we recorded a charge of $64 million to write off inventory and accrue termination liabilities as a result of The Republic of Korea's announcement that it will restart its F-X fighter aircraft competition.
Backlog
BMA total backlog was $38,987 million at September 30, 2013, reflecting an increase of 1% from December 31, 2012 primarily due to CH-47 Chinook and V-22 Osprey multi-year contract awards, largely offset by revenues recognized on contracts awarded in prior years.
Additional Considerations
C-17 See the discussion of the C-17 program in Note 9 to our Condensed Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 34.
Network & Space Systems
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Revenues	$6,240	$5,887	$2,231	$2,055
Earnings from operations	$486	$424	$193	$179
Operating margins	7.8%	7.2%	8.7%	8.7%

(Dollars in millions)	September 30 2013	December 31 2012
Contractual backlog	$9,852	$10,078
Unobligated backlog	5,638	6,937
Revenues
N&SS revenues for the nine and three months ended September 30, 2013 increased by $353 million and $176 million compared with the same periods in 2012.
The increase for the nine-month period was primarily attributable to higher revenue of $257 million in our commercial satellite programs and higher revenues of $295 million on the Space Launch System program awarded in the fourth quarter of 2012. This increase was partially offset by lower revenues of $189 million on our electronic and information solution programs. The increase for the three-month period was primarily due to higher revenue of $169 million from sales of Delta inventory to United Launch Alliance (ULA) and higher revenue of $103 million on the Space Launch System program. These increases were partly offset by lower revenues of $51 million on our electronic and information solution programs.
Earnings From Operations
N&SS operating earnings for the nine and three months ended September 30, 2013 increased by $62 million and $14 million compared with the same periods in 2012. The increase for the nine-month period was primarily due to higher revenues and mix in our commercial and civil satellite programs and the Space Launch Systems program. These increases were partially offset by lower earnings from our United Space Alliance (USA) joint venture reflecting a gain of $39 million recorded in the third quarter of 2012, related to the termination and settlement of USA's defined benefit pension plans.

The increase for the three-month period was largely due to higher revenues related to the Space Launch System program. In addition, earnings in the third quarter of the prior year included a charge of $42 million related to the restructure of an electronic and mission system contract which was largely offset by the gain related to USA's defined benefit pension plans.
Operating earnings include equity earnings from the ULA and USA joint ventures of $122 million and $49 million for the nine and three months ended September 30, 2013 compared to $150 million and $98 million for the same periods in 2012.
Backlog
N&SS total backlog was $15,490 million at September 30, 2013, reflecting a decrease of 9% from December 31, 2012 primarily due to revenues recognized on contracts awarded in prior years, partially offset by government and commercial satellite contract awards.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 9 and 10 of our Condensed Consolidated Financial Statements.
LightSquared, LLC See the discussion of the LightSquared, LLC receivables in Note 4 to our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 8 to our Condensed Consolidated Financial Statements.
Global Services & Support
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Revenues	$6,561	$6,395	$2,272	$2,074
Earnings from operations	$771	$717	$259	$224
Operating margins	11.8%	11.2%	11.4%	10.8%

(Dollars in millions)	September 30 2013	December 31 2012
Contractual backlog	$14,626	$15,764
Unobligated backlog	828	200
Revenues
GS&S revenues for the nine and three months ended September 30, 2013 increased by $166 million and $198 million compared with the same periods in the prior year, primarily due to higher revenues on several Maintenance, Modification and Upgrade (MM&U) programs. The three-month period increase was also due to higher revenues on several Training Systems and Government Services (TSGS) programs.
Earnings From Operations
GS&S operating earnings for the nine and three months ended September 30, 2013 increased by $54 million and $35 million compared with the same periods in 2012 primarily due to improved performance on several Integrated Logistics programs and higher revenues on several MM&U programs. The three-month period increase was also due to higher earnings on several TSGS programs.

Backlog
GS&S total backlog was $15,454 million at September 30, 2013, a decrease of 3% from December 31, 2012 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards.
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
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Revenues	$303	$339	$94	$101
Earnings from operations	$98	$100	$35	$28
Operating margins	32%	29%	37%	28%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the nine months ended September 30, 2013 decreased by $36 million compared with the same period in 2012 primarily due to lower operating lease income and lower other income. BCC’s revenues for the three months ended September 30, 2013 decreased by $7 million compared with the same period in 2012 primarily due to lower operating lease income.
Earnings From Operations
BCC’s operating earnings are presented net of interest expense, recovery of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the nine months ended September 30, 2013 decreased by $2 million compared with the same period in 2012 primarily due to lower revenues and higher asset impairment expense offset by lower interest expense and depreciation expense. Operating earnings for the three months ended September 30, 2013 increased by $7 million primarily due to lower interest and depreciation expense offset by lower revenues.

Financial Position
The condensed balance sheet for BCC is shown below.

(Dollars in millions)	September 30 2013	December 31 2012
Customer financing and investment portfolio, net	$4,073	$4,290
Other assets, primarily cash and short-term investments	337	402
Total assets	$4,410	$4,692

Other liabilities, primarily deferred income taxes	$1,344	$1,429
Debt, including intercompany loans	2,556	2,742
Equity	510	521
Total liabilities and equity	$4,410	$4,692

Debt-to-equity ratio	5.0-to-1	5.3-to-1
The Customer financing portfolio and debt balances presented above as of December 31, 2012 have been revised from balances previously reported in the BCC 2012 10-K filing to reflect the alignment of BCC's accounting to the consolidated Boeing accounting for certain leasing transactions within the portfolio.
BCC’s customer financing and investment portfolio at September 30, 2013 decreased from December 31, 2012 primarily due to normal portfolio run-off and asset sales, partially offset by the origination of notes receivable. At September 30, 2013 and December 31, 2012, BCC had $115 million and $354 million of assets that were held for sale or re-lease, of which $89 million and $266 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $42 million are scheduled to be returned off lease in the next 12 months. These aircraft are being remarketed or the leases are being extended and $11 million of these aircraft were committed at September 30, 2013.
Bankruptcies
In 2011, American Airlines, Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. American Airlines retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts, such as aircraft leases. American Airlines has not rejected any of the leases related to our aircraft. At September 30, 2013, American Airlines accounted for $454 million of our customer financing portfolio, of which $377 million represents collateral for $206 million of non-recourse debt. We believe that our customer financing receivables from American Airlines are sufficiently collateralized such that we do not expect to incur losses related to those receivables as a result of the bankruptcy. We continue to monitor the American Airlines bankruptcy proceedings for potential impacts on our business.
Restructurings and Restructuring Requests
From time to time, certain customers have requested a restructuring of their transactions with BCC. Since December 31, 2012, BCC has not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.

Other Segment

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Revenues	$80	$79	$26	$27
(Loss)/Earnings from operations	(57)	(217)	44	(74)
Other segment losses decreased by $160 million for the nine months ended September 30, 2013 and other segment earnings increased by $118 million for the three months ended September 30, 2013 compared with the same periods in 2012 primarily related to the insurance recoveries in the third quarter of 2013. Other segment losses include costs related to support provided to BCC totaling $40 million and $10 million during the nine and three months ended September 30, 2013 and $77 million and $15 million for the same periods in the prior year.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2013	2012
Net earnings	$3,352	$2,922
Non-cash items	1,452	2,040
Changes in working capital	1,995	(1,621)
Net cash provided by operating activities	6,799	3,341
Net cash used by investing activities	(4,082)	(4,593)
Net cash used by financing activities	(2,993)	(2,234)
Effect of exchange rate changes on cash and cash equivalents	(24)	19
Net decrease in cash and cash equivalents	(300)	(3,467)
Cash and cash equivalents at beginning of year	10,341	10,049
Cash and cash equivalents at end of period	$10,041	$6,582
Operating Activities Net cash provided by operating activities was $6.8 billion during the nine months ended September 30, 2013, an increase of $3.5 billion compared with the same period in 2012 primarily due to increased receipts of advances and progress billings in 2013. Advances and progress billings increased by $5.4 billion for the period compared with an increase of $0.9 billion for the same period in 2012 primarily due to payments from commercial airplane customers. Discretionary contributions to our pension plans totaled $1.5 billion during each of the nine month periods ended September 30, 2013 and 2012.
Investing Activities Cash used by investing activities totaled $4.1 billion during the nine months ended September 30, 2013 compared with $4.6 billion used during the same period in 2012, largely due to lower net contributions to investments in time deposits in the prior year partially offset by increased capital expenditures. Net contributions to investments were $2.6 billion in 2013 compared with net contributions to investments of $3.4 billion for the comparable period in 2012. In 2013, capital expenditures totaled $1.5 billion, compared with $1.2 billion for the same period in the prior year. We expect capital expenditures to remain higher through the remainder of 2013 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $3 billion during the nine months ended September 30, 2013, compared with $2.2 billion in the same period in 2012 primarily due to share repurchases of $1.8 billion in 2013 partially offset by new borrowings in the current year and an increase in stock options exercised of $0.8 billion.

In the second quarter of 2013, we issued notes totaling $0.5 billion to fund the BCC segment. During the nine months ended September 30, 2013, we repaid $1.4 billion of debt, including repayments of $0.6 billion of debt held at BCC. During the nine months ended September 30, 2012, we repaid $1.3 billion of debt. At September 30, 2013, the recorded balance of debt was $9.6 billion of which $0.9 billion was classified as short-term.
During the nine months ended September 30, 2013, we repurchased 17.8 million shares at an average price of $101.12 through our open market share repurchase program. We currently expect total repurchases during 2013 to exceed our prior estimate of between $1.5 and $2 billion. In addition, 0.8 million shares were transferred to us from employees for tax withholding.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. At September 30, 2013, we had no commercial paper borrowings outstanding. Currently, we have $4.6 billion of unused borrowing on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $19.1 billion and $18.1 billion at September 30, 2013 and December 31, 2012. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
At September 30, 2013, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $689 million at September 30, 2013. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.

Income Taxes We have recorded a liability of $1,277 million at September 30, 2013 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.
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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2013	2012	2013	2012
Revenues	$62,838	$59,396	$22,130	$20,008
Earnings from operations, as reported	$5,047	$4,666	$1,803	$1,559
Operating margins	8.0%	7.9%	8.1%	7.8%

Unallocated pension/postretirement expense	$991	$687	$340	$234
Core operating earnings (non-GAAP)	$6,038	$5,353	$2,143	$1,793
Core operating margins (non-GAAP)	9.6%	9.0%	9.7%	9.0%

Diluted earnings per share, as reported	$4.36	$3.84	$1.51	$1.35
Unallocated pension/postretirement expense (1)	$0.84	$0.59	$0.29	$0.20
Core earnings per share (non-GAAP)	$5.20	$4.43	$1.80	$1.55
Weighted average diluted shares (in millions)	769.8	762.3	769.1	765.2

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2012.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended September 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2013 thru 7/31/2013	63,243	$99.68	53,018	$2,605
8/1/2013 thru 8/31/2013	6,629,329	105.56	6,620,728	1,906
9/1/2013 thru 9/30/2013	900,085	106.20	895,000	1,811
Total	7,592,657	$105.59	7,568,746

(1)
We purchased an aggregate of 7,568,746 shares of our common stock in the open market pursuant to our repurchase program and 22,500 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. In addition, we purchased an aggregate of 1,411 shares in swap transactions.

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

THE BOEING COMPANY
(Registrant)

October 23, 2013	/s/ Diana L. Sands
(Date)	Diana L. Sands Vice President of Finance & Corporate Controller