Form 10-K
period 2013-12-31
BOEING CO
filed 2014-02-14
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2013, there were 754,034,388 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $77.2 billion.
The number of shares of the registrant’s common stock outstanding as of February 7, 2014 was 743,404,506.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.

THE BOEING COMPANY
Index to the Form 10-K
For the Fiscal Year Ended December 31, 2013

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
Commercial Airplanes Segment
The Commercial Airplanes segment develops, produces and markets commercial jet aircraft and provides related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and non-U.S. airlines. This family of commercial jet aircraft in production includes the 737 narrow-body model and the 747, 767, 777 and 787 wide-body models. Development continues on the 787-9, 787-10 and 737 MAX derivatives. In November 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips all designed to deliver greater efficiency and significant fuel savings. The Commercial Airplanes segment also offers aviation services support, aircraft modifications, spares, training, maintenance documents and technical advice to commercial and government customers worldwide.
Defense, Space & Security
Our BDS operations principally involve research, development, production, modification and support of the products and related systems as described below. BDS' primary customer is the United States Department of Defense (U.S. DoD) with approximately 67% of BDS 2013 revenues being derived from this customer (excluding foreign military sales through the U.S. government). Other significant revenues were derived from the National Aeronautics and Space Administration (NASA), international defense markets, civil markets and commercial satellite markets. BDS consists of three capabilities-driven businesses: BMA, N&SS and GS&S. Additionally, the Phantom Works group is an integrated team that works with the three businesses via product development, rapid prototyping and customer engagement through experimentation and enterprise technology investment strategies.
Boeing Military Aircraft Segment
This segment is engaged in the research, development, production and modification of manned and unmanned military aircraft and weapons systems for global strike, including fighter aircraft and missile systems; vertical lift, including rotorcraft and tilt-rotor aircraft; unmanned airborne systems programs; and mobility, surveillance and engagement, including command and control, battle management, airborne, anti-submarine, transport and tanker aircraft. The major programs in this segment include for global strike: EA-18G Growler Airborne Electronic Attack, F/A-18E/F Super Hornet, F-15 Strike Eagle and Joint Direct Attack Munition; for vertical lift: CH-47 Chinook, AH-64 Apache, and V-22 Osprey; for unmanned airborne systems programs: ScanEagle; and for mobility, surveillance and engagement: C-17 Globemaster III, P-8A Poseidon and India P-8I, Airborne Early Warning and Control (AEW&C), and KC-46A Tanker.
Network & Space Systems Segment
This segment is engaged in the research, development, production and modification of the following products and related services: electronics and information solutions, including command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), cyber and information solutions, and intelligence systems; strategic missile and defense systems; space and intelligence systems, including satellites and commercial satellite launch vehicles; and space exploration. The major programs in this segment include for electronics and information solutions: Family of Advanced Beyond Line-of-Sight Terminals (FAB-T); for strategic missile and defense systems: Ground-based Midcourse Defense (GMD); for space and intelligence systems: commercial, civil and military satellites; and for space exploration: Space Launch System (SLS) and International Space Station. This segment also includes our joint venture operations related to United Launch Alliance and United Space Alliance. During 2011, the Brigade Combat Team Modernization (BCTM) program concluded.
Global Services & Support Segment
This segment provides customers with mission readiness through total support solutions. Our global services business sustains aircraft and systems with a full spectrum of products and services through integrated logistics, including supply chain management and engineering support; maintenance, modification and upgrades for aircraft; and training systems and government services, including pilot and maintenance training. GS&S international operations include Boeing Defence U.K. Ltd., and Boeing Defence Australia, as well as Alsalam Aircraft Company and Boeing Sikorsky International Services LLC, joint ventures.
Integrated logistics comprises an integrated array of services that address the complete life cycle of aircraft and systems. Major programs include the F/A-18E/F support program and domestic and international performance based logistic programs for the AH-64 Apache, CH-47 Chinook and other BDS platforms.
Maintenance, modification and upgrades for aircraft are performed at centers throughout the United States and around the world, providing rapid cycle time and aircraft services for military customers on a wide variety of BDS and non-BDS platforms. Major programs include the C-17 Globemaster III Integrated Sustainment Program and F-15 support programs for the United States Air Force (USAF) and several other international customers.
Training systems and government services comprise a full range of training capabilities for domestic and international customers, including the design and development of trainers for multiple aircraft platforms and logistics and asset management solutions.
Boeing Capital Segment
BCC facilitates, arranges, structures and provides selective financing solutions for our Commercial Airplanes customers. In the space and defense markets, BCC primarily arranges and structures financing solutions for our BDS government and commercial satellite customers. BCC’s portfolio consists of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments.
Financial and Other Business Information
See the Summary of Business Segment Data and Note 21 to our Consolidated Financial Statements for financial information, including revenues and earnings from operations, for each of our business segments.
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
Our total research and development expense amounted to $3.1 billion, $3.3 billion and $3.9 billion in 2013, 2012 and 2011, respectively.
Research and development costs also include bid and proposal efforts related to government products and services, as well as costs incurred in excess of amounts estimated to be recoverable under cost-sharing research and development agreements. Bid and proposal costs were $285 million, $326 million and $332 million in 2013, 2012 and 2011, respectively.
Employees
Total workforce level at December 31, 2013 was approximately 168,400.

As of December 31, 2013, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with the Union
The International Association of Machinists and Aerospace Workers (IAM)	21%	We have two major agreements; one expiring in January of 2015 and one in September of 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	14%	We have one major agreement expiring in October 2016.
The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	2%	We have one major agreement expiring in October of 2014 and one in February of 2015.
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
BDS faces strong competition in all market segments, primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation. Non-U.S. companies such as BAE Systems and Airbus Group (formerly European Aeronautic Defence and Space Company (EADS)), continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2014 with many international firms attempting to increase their U.S. presence.
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
Market conditions have a significant impact on demand for our commercial aircraft. The commercial aircraft market is predominantly driven by long-term trends in airline passenger and cargo traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability both in developed and emerging markets. Demand for our commercial aircraft is further influenced by airline profitability, availability of aircraft financing, world trade policies, government-to-government relations, technological changes, price and other competitive factors, fuel prices, terrorism, epidemics and environmental regulations. Traditionally, the airline industry has been cyclical and very competitive and has experienced significant profit swings and constant challenges to be more cost competitive. In addition, availability of financing to non-U.S. customers depends in part on the Export-Import Bank of the United States, whose current authorization expires at the end of September 2014. Significant deterioration in the global economic environment, the airline industry generally, or in the financial stability of one or more of our major customers could result in fewer new orders for aircraft or could cause customers to seek to postpone or cancel contractual orders and/or payments to us, which could result in lower revenues, profitability and cash flows and a reduction in our contractual backlog. In addition, because our commercial aircraft backlog consists of aircraft scheduled for delivery over a period of several years, any of these macroeconomic, industry or customer impacts could unexpectedly affect deliveries over a long period.
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
The commercial aircraft business is extremely complex, involving extensive coordination and integration with suppliers, highly-skilled labor from thousands of employees and other partners, and stringent regulatory requirements and performance and reliability standards. In addition, the introduction of new aircraft programs and/or derivatives, such as the 787-9, 787-10, 737 MAX and 777X, involves increased risks associated with meeting development, testing, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy regulatory and customer requirements, and achieve or maintain, as applicable, program profitability is subject to significant risks.
We must meet planned production rate targets in order to satisfy customer demand and maintain our profitability. We continue to increase production rates for the 737 and 787 programs, while at the same time engaging in significant ongoing development of the 787-9, 787-10, 737 MAX and 777X aircraft. If production rate ramp-up efforts at any of our commercial aircraft assembly facilities are delayed or if our suppliers cannot timely deliver components to us at the rates necessary to achieve our planned rate increases, we may be unable to meet delivery schedules and the financial performance of one or more of our programs may suffer.
Operational challenges impacting the production system for one or more of our commercial aircraft programs could result in production delays and/or failure to meet customer demand for new aircraft, either of which would negatively impact our revenues and operating margins. Our commercial aircraft production system is extremely complex. Operational issues, including delays or defects in supplier components, failure to meet internal performance plans, or delays or failures to achieve required regulatory certifications, could result in significant out-of-sequence work and increased production costs, as well as delayed deliveries to customers, impacts to aircraft performance and/or increased warranty or fleet support costs. Further, if we cannot efficiently and cost-effectively incorporate design changes into already-completed 787 production aircraft, we may face further profitability pressures on this program.
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
We derive a substantial portion of our revenue from the U.S. government, primarily from defense related programs with the U.S. DoD. Levels of U.S. defense spending in future periods are very difficult to predict and subject to significant risks. In addition, significant budgetary delays and constraints have already resulted in reduced spending levels, and additional reductions may be forthcoming. In August 2011, the Budget Control Act (The Act) established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years. The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. The impact of sequestration cuts was reduced with respect to FY2014 and FY2015 following the enactment of The Bipartisan Budget Act in December 2013. However, significant uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. government discretionary spending levels will continue to be subject to significant pressure, including risk of future sequestration cuts.
In addition, there continues to be significant uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies (including NASA) within the overall budgetary framework described above. While the FY2014 appropriations finalized in January 2014 included funding for Boeing’s major programs, uncertainty remains about how defense budgets in FY2015 and beyond will affect Boeing’s programs. We also expect that ongoing concerns regarding the U.S. national debt will continue to place downward pressure on U.S. DoD spending levels. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
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
In 2013, 34% of our revenues were earned pursuant to U.S. government contracts, which include foreign military sales through the U.S. government. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.
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
The U.S. government may modify, curtail or terminate one or more of our contracts. The U.S. government contracting party may modify, curtail or terminate its contracts and subcontracts with us, without prior notice and either at its convenience or for default based on performance. For example, in 2011, the U.S. Army terminated for convenience the entire BCTM program. In addition, funding pursuant to our U.S. government contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints, changes in U.S. national security strategy and/or priorities or other reasons. Further uncertainty with respect to ongoing programs could also result in the event that the U.S. government finances its operations through temporary funding measures such as “continuing resolutions” rather than full-year appropriations. Any loss or anticipated loss or reduction of expected funding and/or modification, curtailment, or termination of one or more large programs could have a material adverse effect on our earnings, cash flow and/or financial position.
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
Our BDS business generated approximately 70% of its 2013 revenues from fixed-price contracts. While firm fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. The long term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.

Fixed-price development contracts are generally subject to more uncertainty than fixed-price production contracts. Many of these development programs have highly complex designs. In addition, technical or quality issues that arise during development could lead to schedule delays and higher costs to complete, which could result in a material charge or otherwise adversely affect our financial condition. Examples of significant BDS fixed-price development contracts include AEW&C, India P-8I, Saudi F-15, USAF KC-46A Tanker, and commercial and military satellites.
We enter into cost-type contracts which also carry risks.
Our BDS business generated approximately 30% of its 2013 revenues from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, Proprietary and SLS programs.
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
Because of the significance of the judgments and estimation processes described above, materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis – Critical Accounting Policies – Contract Accounting/Program Accounting” on pages 44 – 45 and Note 1 to our Consolidated Financial Statements on pages 55 – 65 of this Form 10-K.
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
In 2013, non-U.S. customers accounted for approximately 57% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and international government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation or participation requirements;

•	fluctuations in international currency exchange rates;

•	volatility in international political and economic environments and changes in non-U.S. national priorities and budgets, which can lead to delays or fluctuations in orders;

•	the complexity and necessity of using non-U.S. representatives and consultants;

•	the uncertainty of the ability of non-U.S. customers to finance purchases, including the availability of financing from the Export-Import Bank of the United States;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	imposition of domestic and international taxes, export controls, tariffs, embargoes and other trade restrictions;

•	the difficulty of management and operation of an enterprise spread over many countries;

•	compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and

•	unforeseen developments and conditions, including terrorism, war and international conflicts.
While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.
The outcome of litigation and of government inquiries and investigations involving our business is unpredictable and an adverse decision in any such matter could have a material effect on our financial position and results of operations.
We are involved in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material impact on our financial position and results of operations. In addition, we are sometimes subject to government inquiries and investigations of our business due, among other things, to our business relationships with the U.S. government, the heavily regulated nature of our industry, and in the case of environmental proceedings, our ownership of certain property. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could have a material impact on our financial position and operating results.
A significant portion of our customer financing portfolio is concentrated among certain customers based in the United States, and in certain types of Boeing aircraft, which exposes us to concentration risks.
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
We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. As of December 31, 2013 and 2012, our airplane financing commitments totaled $17,987 million and $18,083 million. If we require additional funding in order to fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual or financing commitments.
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
We are exposed to liabilities that are unique to the products and services we provide. We maintain insurance for certain risks and, in some circumstances, we may receive indemnification from the U.S. government. The amount of our insurance coverage may not cover all claims or liabilities and we may be forced to bear substantial costs. For example, liabilities arising from the use of certain of our products, such as aircraft technologies, missile systems, border security systems, anti-terrorism technologies, and/or air traffic management systems may not be insurable on commercially reasonable terms. While some of these products are shielded from liability within the U.S. under the SAFETY Act provisions of the 2002 Homeland Security Act, no such protection is available outside the U.S., potentially resulting in significant liabilities. The amount of insurance coverage we maintain may be inadequate to cover these or other claims or liabilities.
Business disruptions could seriously affect our future sales and financial condition or increase our costs and expenses.
Our business may be impacted by disruptions including threats to physical security, information technology or cyber-attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Any of these disruptions could affect our internal operations or our ability to deliver products and services to our customers. Any significant production delays, or any destruction, manipulation or improper use of our data, information systems or networks could impact our sales, increase our expenses and/or have an adverse effect on the reputation of Boeing and of our products and services.
Some of our and our suppliers’ workforces are represented by labor unions, which may lead to work stoppages.
Approximately 65,000 employees, which constitute 38% of our total workforce, are union represented as of December 31, 2013. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BMA program production. We may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with

11 U.S. labor organizations and 6 non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
We have substantial pension and other postretirement benefit obligations, which have a material impact on our earnings, shareholders' equity and cash flows from operations and could have significant adverse impacts in future periods.
We have qualified defined benefit pension plans that cover the majority of our employees. Potential pension contributions include both mandatory amounts required under the Employee Retirement Income Security Act and discretionary contributions to improve the plans' funded status. The extent of future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions as well as on our annual pension costs and/or result in a significant change to Shareholders' equity. For U.S. government contracts, we allocate pension costs to individual contracts based on U.S. Cost Accounting Standards which can also affect contract profitability. We also provide other postretirement benefits to certain of our employees, consisting principally of health care coverage for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management's Discussion and Analysis-Critical Accounting Policies-Pension Plans” on page 46 of this Form 10-K. Although GAAP expense and pension or other postretirement benefit contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or stock we would contribute to our plans.

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
Item 1B. Unresolved Staff Comments
Not applicable
Item 2. Properties
We occupied approximately 83 million square feet of floor space on December 31, 2013 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 96% was located in the United States. The following table provides a summary of the floor space by business as of December 31, 2013:

(Square feet in thousands)	Owned	Leased	Government Owned(1)	Total
Commercial Airplanes	38,108	5,042		43,150
Defense, Space & Security	28,769	7,995		36,764
Other(2)	2,082	920	318	3,320
Total	68,959	13,957	318	83,234
(1) Excludes rent-free space furnished by U.S. government landlord of 243 square feet.
(2) Other includes BCC; EO&T; SSG; and our Corporate Headquarters.
At December 31, 2013, our segments occupied in excess of 74.6 million square feet of floor space at the following major locations:

•	Commercial Airplanes – Greater Seattle, WA; Greater Charleston, SC; Portland, OR; Australia; Greater Salt Lake City, UT; Canada; and Greater Los Angeles, CA

•
Defense, Space & Security – Greater Los Angeles, CA; Greater St. Louis, MO; Greater Seattle, WA; Philadelphia, PA; Mesa, AZ; Wichita, KS; San Antonio, TX; Huntsville, AL; Greater Washington, DC; Oklahoma City, OK; and Houston, TX

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
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. As of February 7, 2014, there were 145,295 shareholders of record. Additional information required by this item is incorporated by reference from Note 22 to our Consolidated Financial Statements.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
10/1/2013 thru 10/31/2013	550,733	$114.75	536,500	$1,750
11/1/2013 thru 11/30/2013	2,620,456	134.06	2,615,281	1,399
12/1/2013 thru 12/31/2013	4,428,106	133.31	4,418,372	10,810
Total	7,599,295	$132.22	7,570,153

(1)
We purchased an aggregate of 7,570,153 shares of our common stock in the open market pursuant to our repurchase program and 29,142 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)
On October 29, 2007, the Board approved the repurchase of up to $7 billion of common stock (the 2007 Program). On December 16, 2013, the Board approved a new repurchase plan (the 2013 Program) for up to $10 billion of common stock that commences following the completion of the 2007 Program. Unless terminated earlier by a Board resolution, the 2013 Program will expire when we have used all authorized funds for repurchase.

Item 6. Selected Financial Data
Five-Year Summary (Unaudited)

(Dollars in millions, except per share data)	2013	2012	2011	2010	2009
Operations
Revenues:
Commercial Airplanes	$52,981	$49,127	$36,171	$31,834	$34,051
Defense, Space & Security:(1)
Boeing Military Aircraft	15,936	16,019	14,585	13,876	13,988
Network & Space Systems	8,512	7,911	8,964	9,769	11,136
Global Services & Support	8,749	8,677	8,427	8,298	8,537
Total Defense, Space & Security	33,197	32,607	31,976	31,943	33,661
Boeing Capital(2)	408	468	547	672	695
Other segment(2)	102	106	123	105	130
Unallocated items and eliminations	(65)	(610)	(82)	(248)	(256)
Total revenues	$86,623	$81,698	$68,735	$64,306	$68,281
General and administrative expense	3,956	3,717	3,408	3,644	3,364
Research and development expense	3,071	3,298	3,918	4,121	6,506
Other income/(loss), net	56	62	47	52	(26)
Net earnings from continuing operations	$4,586	$3,903	$4,011	$3,311	$1,335
Net gain/(loss) on disposal of discontinued operations, net of tax	(1)	(3)	7	(4)	(23)
Net earnings	$4,585	$3,900	$4,018	$3,307	$1,312
Basic earnings per share from continuing operations	6.03	5.15	5.38	4.50	1.89
Diluted earnings per share from continuing operations	5.96	5.11	5.33	4.46	1.87
Cash dividends declared	$1,642	$1,360	$1,263	$1,245	$1,233
Per share	2.185	1.805	1.70	1.68	1.68
Additions to Property, plant and equipment	2,098	1,703	1,713	1,125	1,186
Depreciation of Property, plant and equipment	1,338	1,248	1,119	1,096	1,066
Year-end workforce	168,400	174,400	171,700	160,500	157,100
Financial position at December 31
Total assets	$92,663	$88,896	$79,986	$68,565	$62,053
Working capital	13,588	12,327	8,536	5,177	2,392
Property, plant and equipment, net	10,224	9,660	9,313	8,931	8,784
Cash and cash equivalents	9,088	10,341	10,049	5,359	9,215
Short-term and other investments	6,170	3,217	1,223	5,158	2,008
Total debt	9,635	10,409	12,371	12,421	12,924
Customer financing assets	3,971	4,420	4,772	4,680	5,834
Shareholders’ equity(3)	14,875	5,867	3,515	2,766	2,128
Per share	19.90	7.76	4.72	3.76	2.93
Common shares outstanding (in millions)(4)	747.4	755.6	744.7	735.3	726.3
Contractual Backlog:
Commercial Airplanes	$372,980	$317,287	$293,303	$255,591	$250,476
Defense, Space & Security:(1)
Boeing Military Aircraft	24,825	29,226	23,629	24,678	25,974
Network & Space Systems	9,832	10,078	9,429	9,935	8,069
Global Services & Support	15,024	15,764	13,296	13,751	11,981
Total Defense, Space & Security	49,681	55,068	46,354	48,364	46,024
Total contractual backlog	$422,661	$372,355	$339,657	$303,955	$296,500
Cash dividends have been paid on common stock every year since 1942.

(1)	Effective January 1, 2013, certain programs were realigned between BDS segments. Prior years have been recast for segment realignments.

(2)
Effective January 1, 2013, BCC's accounting policies for certain leasing transactions were aligned with Boeing's consolidated accounting policies. Amounts reported in prior periods as Interest and debt expense have been reclassified to Boeing Capital interest expense to conform to the current period's presentation.

(3)	Shareholders’ equity excludes non-controlling interest.

(4)	Represents actual number of shares outstanding as of December 31 and excludes treasury shares and the outstanding shares held by the ShareValue Trust, which was terminated in July 2010.

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
Our strategy is centered on successful execution in healthy core businesses – Commercial Airplanes and Defense, Space & Security (BDS) – supplemented and supported by Boeing Capital (BCC). Taken together, these core businesses have historically generated substantial earnings and cash flow that permit us to invest in new products and services. We focus on producing the products and providing the services that the market demands and we price our products and services to provide a fair return for our shareholders while continuing to find new ways to improve efficiency and quality. Commercial Airplanes is committed to being the leader in commercial aviation by offering airplanes and services that deliver superior design, efficiency and value to customers around the world. BDS integrates its resources in defense, intelligence, communications, security and space to deliver capability-driven solutions to its customers at reduced costs. Our BDS strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets, underscored by an intense focus on growth and productivity. Our strategy also benefits as the cyclicality of commercial and defense markets often offset. BCC delivers value by supporting our business units and managing overall financing exposure.
Consolidated Results of Operations
Earnings From Operations and Core Operating Earnings (Non-GAAP) The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)
Years ended December 31,	2013	2012	2011
Revenues	$86,623	$81,698	$68,735

GAAP
Earnings from operations	$6,562	$6,290	$5,823
Operating margins	7.6%	7.7%	8.5%
Effective income tax rate	26.4%	34.0%	25.6%
Net earnings	$4,585	$3,900	$4,018
Diluted earnings per share	$5.96	$5.11	$5.34

Non-GAAP (1)
Core operating earnings	$7,876	$7,189	$6,340
Core operating margin	9.1%	8.8%	9.2%
Core earnings per share	$7.07	$5.88	$5.79

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 43 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Commercial Airplanes	$52,981	$49,127	$36,171
Defense, Space & Security	33,197	32,607	31,976
Boeing Capital	408	468	547
Other segment	102	106	123
Unallocated items and eliminations	(65)	(610)	(82)
Total	$86,623	$81,698	$68,735
Revenues in 2013 increased by $4,925 million or 6% compared with 2012. Commercial Airplanes revenues increased by $3,854 million due to higher new airplane deliveries. BDS revenues increased by $590 million due to higher revenues in the Network & Space Systems (N&SS) and Global Services & Support (GS&S) segments offset by lower revenues in the Boeing Military Aircraft (BMA) segment. The change in unallocated items and eliminations primarily reflects the timing of eliminations for intercompany aircraft deliveries.
Revenues in 2012 increased by $12,963 million or 19% compared with 2011. Commercial Airplanes revenues increased by $12,956 million primarily due to higher new airplane deliveries across all programs. BDS revenues increased by $631 million due to higher revenues in the BMA and GS&S segments partially offset by lower revenues in the N&SS segment. Unallocated items and eliminations reduced revenues by $610 million in 2012 compared with $82 million in 2011 reflecting higher intercompany deliveries of P-8 and commercial aircraft in 2012.
Earnings From Operations
The following table summarizes Earnings from operations:
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Commercial Airplanes	$5,795	$4,711	$3,495
Defense, Space & Security	3,235	3,068	3,158
Boeing Capital	107	88	119
Other segment	(156)	(186)	39
Unallocated pension and other postretirement benefit expense	(1,314)	(899)	(517)
Other unallocated items and eliminations	(1,105)	(492)	(471)
Earnings from operations (GAAP)	$6,562	$6,290	$5,823
Unallocated pension and other postretirement benefit expense	1,314	899	517
Core operating earnings (Non-GAAP)	$7,876	$7,189	$6,340
Earnings from operations in 2013 increased by $272 million compared with 2012. Commercial Airplanes earnings increased by $1,084 million primarily reflecting higher new airplane deliveries and lower research and development expense. BDS earnings increased by $167 million due to higher earnings in the N&SS and GS&S segments offset by lower earnings in the BMA segment. Unallocated pension and other postretirement benefit expense in 2013 reduced earnings by $415 million compared with 2012 due to higher unallocated pension expense offset by lower unallocated other postretirement expense. Other unallocated items and eliminations in 2013 reduced earnings by $613 million primarily due to a charge recorded in 2013 related to the settlement of A-12 litigation described in Note 20 and higher 2013 deferred compensation expense.
Earnings from operations in 2012 increased by $467 million compared with 2011. Commercial Airplanes earnings increased by $1,216 million reflecting higher new airplane deliveries and lower research and development expense partially offset by higher fleet support costs, increased operating costs associated with business growth, other period costs and decreased earnings from commercial aviation services. BDS earnings decreased by $90 million due to lower earnings in the N&SS segment, partially offset by higher earnings in the BMA and GS&S segments. Other segment losses increased by $225 million primarily due to a reduction in the allowance for losses on receivables in 2011. Unallocated pension and other postretirement benefit expense in 2012 reduced earnings by $382 million compared with 2011 primarily due to higher pension expense.
Core operating earnings in 2013 increased by $687 million compared with 2012 as higher earnings at Commercial Airplanes and BDS more than offset the A-12 charge and higher 2013 deferred compensation expense.
Core operating earnings in 2012 increased by $849 million compared with 2011 primarily reflecting higher earnings at Commercial Airplanes offset by the impact of the reduction in the allowance for losses on receivables recorded in 2011.
Research and Development The following table summarizes our Research and development expense:
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Commercial Airplanes	$1,807	$2,049	$2,715
Defense, Space & Security	1,215	1,189	1,138
Other	49	60	65
Total	$3,071	$3,298	$3,918
Research and development expense in 2013 decreased by $227 million compared to 2012 primarily due to lower spending at Commercial Airplanes on the 787 program partially offset by increased spending on the 737 MAX and 777X. Research and development expense in 2012 decreased by $620 million compared to 2011 primarily due to lower spending at Commercial Airplanes on the 747 and 787 programs.

Unallocated Items and Eliminations The most significant items included in Unallocated items and eliminations are shown in the following table:
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Share-based plans	($95)	($81)	($83)
Deferred compensation	(238)	(75)	(61)
Eliminations and other	(366)	(457)	(327)
Litigation settlements	(406)	121
Sub-total (included in core operating earnings*)	(1,105)	(492)	(471)
Pension	(1,374)	(787)	(269)
Postretirement	60	(112)	(248)
Pension and other postretirement benefit expense (excluded from core operating earnings*)	(1,314)	(899)	(517)
Total	($2,419)	($1,391)	($988)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and other postretirement benefit expense. See page 47.
Deferred compensation expense increased by $163 million in 2013, primarily driven by increases in our stock price, and by $14 million in 2012, primarily driven by increases in the overall stock market performance.
Eliminations and other unallocated expense decreased by $91 million in 2013, primarily due to the timing of elimination of profit on intercompany items, and increased by $130 million in 2012 due to the timing of intercompany expense allocations and elimination of profit on intercompany items.
Litigation settlements include the 2013 charge of $406 million related to the settlement of the A-12 litigation described in Note 20 and the $121 million benefit recorded in 2012 due to a favorable court judgment on satellite litigation.
We recorded net periodic benefit cost related to pension and other postretirement benefits of $3,769 million, $3,383 million and $3,127 million in 2013, 2012 and 2011, respectively. The increase in net periodic benefit cost related to pension is primarily due to higher amortization of actuarial losses and higher service costs driven by lower discount rates.
Unallocated pension expense in 2013 reflects the pension curtailment charge of $73 million related to the decision in September 2013 to end production of the C-17 aircraft in 2015. See Note 11. During the third quarter of 2013 we also determined that the pension expense in prior years was overstated and recorded a reduction in pension expense of $63 million. Unallocated other postretirement benefit expense in 2011 includes $161 million of additional expense due to an adjustment primarily related to prior years’ accumulated postretirement benefit obligations. See the discussion of the postretirement liabilities in Note 14 to our Consolidated Financial Statements.

A portion of net periodic benefit cost is recognized as product costs in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods.
Costs are allocated to the business segments as described in Note 21.
Net periodic benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Pension			Other Postretirement Benefits
Years ended December 31,	2013	2012	2011	2013	2012	2011
Allocated to business segments	($1,662)	($1,620)	($1,379)	($413)	($431)	($444)
Other unallocated items and eliminations	(1,374)	(787)	(269)	60	(112)	(248)
Total	($3,036)	($2,407)	($1,648)	($353)	($543)	($692)
Other Earnings Items
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Earnings from operations	$6,562	$6,290	$5,823
Other income, net	56	62	47
Interest and debt expense	(386)	(442)	(477)
Earnings before income taxes	6,232	5,910	5,393
Income tax expense	(1,646)	(2,007)	(1,382)
Net earnings from continuing operations	$4,586	$3,903	$4,011
Interest and debt expense decreased by $56 million in 2013 and $35 million in 2012 as a result of lower weighted average debt balances.
Our effective income tax rates were 26.4%, 34.0% and 25.6% for the years ended December 31, 2013, 2012 and 2011, respectively. Our 2013 effective tax rate was lower due to research tax credits for the 2013 and 2012 tax years that were both recorded in 2013 and research and experimental regulations issued by the Internal Revenue Service in 2013 which resulted in $212 million of previously unrecognized tax benefits being recorded in the fourth quarter of 2013. Our 2011 effective tax rate was lower primarily due to tax benefits of $397 million recorded as a result of federal income tax audit settlements in addition to research tax credits which were not available in 2012. Federal income tax audits have been settled for all years prior to 2007.
For additional discussion related to Income Taxes, see Note 4 to our Consolidated Financial Statements.

Backlog
Our backlog at December 31 was as follows:

(Dollars in millions)	2013	2012	2011
Contractual Backlog:
Commercial Airplanes	$372,980	$317,287	$293,303
Defense, Space & Security:
Boeing Military Aircraft	24,825	29,226	23,629
Network & Space Systems	9,832	10,078	9,429
Global Services & Support	15,024	15,764	13,296
Total Defense, Space & Security	49,681	55,068	46,354
Total contractual backlog	$422,661	$372,355	$339,657
Unobligated backlog	$18,267	$17,873	$15,775
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during 2013 and 2012 was primarily due to commercial aircraft orders in excess of deliveries partially offset by cancellation of orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Unobligated backlog increased during 2013 compared to 2012 primarily due to CH-47 Chinook and V-22 Osprey multi-year contract awards. The increase was partially offset by reclassifications to contractual backlog related to incremental funding for the USAF KC-46A Tanker and F-15 multi-year contracts. The increase in unobligated backlog during 2012 was due to increases at BDS of $2,720 million compared with 2011 primarily due to F-15 orders and the contract award for the Space Launch System program received in 2012.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive firm contract valued at $4.9 billion and involves highly complex designs and systems integration. Changes to our estimated cost to perform the work could result in a material charge. This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. For segment reporting purposes, backlog, revenues and costs are recorded in the Commercial Airplanes and BMA segments.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
Airline Industry Environment Global economic activity and global trade, which are the primary drivers of air travel and air cargo growth, grew below the long-term average for the second year in a row in 2013. Despite this, passenger traffic grew by 5% annually in 2012 and 2013 and is forecast to continue at or near the long-term trend of 5% in 2014. There continues to be significant variation between regions and airline business models, with airlines operating in emerging economies and low-cost-carriers leading growth. In contrast, air cargo traffic declined in 2012 and grew by an estimated 1 to 2% in 2013 with continued improvement projected in 2014. The relative weakness of the air cargo market has impacted near-term demand for new freighter aircraft and freighter conversions, and we continue to monitor the impact of this trend on our business.
Airline financial performance also plays a role in the demand for new capacity. Airlines continue to focus on increasing revenue through alliances, partnerships, new marketing initiatives, and effective leveraging of ancillary services and related revenues. Airlines are also relentlessly focusing on reducing costs by renewing fleets to leverage more fuel efficient airplanes and by employing efficiency generating service offerings in a high-fuel-price environment. Net profits for the global airline industry are estimated to total $13 billion in 2013 compared to $7 billion in 2012. Nonetheless, these profit levels reflect low profit margins for the industry, and risk remains due to ongoing economic and political uncertainty.
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast is for a long-term average growth rate of 5% per year for passenger and cargo traffic, based on a projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $4.8 trillion market for 35,000 new airplanes over the next 20 years.
The industry remains vulnerable to near-term exogenous developments including fuel price spikes, credit market shocks, terrorism, natural disasters, conflicts, and increased global environmental regulations.
Industry Competitiveness The commercial jet airplane market and the airline industry remain extremely competitive. Market liberalization in Europe and Asia is enabling low-cost airlines to continue gaining market share. These airlines are increasing the pressure on airfares. This results in continued cost pressures for all airlines and price pressure on our products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins.
Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 14% of Commercial Airplanes’ contractual backlog, in dollar terms, is with U.S. airlines, including cargo carriers.
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
Operating Results(Dollars in millions)

Years ended December 31,	2013	2012	2011
Revenues	$52,981	$49,127	$36,171
% of total company revenues	61%	60%	53%
Earnings from operations	$5,795	$4,711	$3,495
Operating margins	10.9%	9.6%	9.7%
Research and development	$1,807	$2,049	$2,715
Contractual backlog	$372,980	$317,287	$293,303
Unobligated backlog	$660	$1,466	$2,088
Revenues
Revenues in 2013 increased by $3,854 million or 8% compared with 2012 due to higher new airplane deliveries. Revenues in 2012 increased by $12,956 million or 36% compared with 2011 primarily due to higher new airplane deliveries across all programs.
Commercial airplanes deliveries as of December 31 were as follows:

	737		747	767	777	787		Total
2013
Cumulative deliveries	4,733		1,482	1,061	1,164	114
Deliveries	440	(1)	24	21	98	65	(2)	648
2012
Cumulative deliveries	4,293		1,458	1,040	1,066	49
Deliveries	415	(1)	31	26	83	46	(2)	601
2011
Cumulative deliveries	3,878		1,427	1,014	983	3
Deliveries	372	(1)	9	20	73	3		477

(1)	Includes intercompany deliveries of eight aircraft in 2013, nine in 2012 and seven in 2011.

(2)	Includes one aircraft in 2013 and three in 2012 accounted for as revenues by BCA and as operating leases in consolidation.

Earnings From Operations
Earnings from operations in 2013 increased by $1,084 million or 23% compared with 2012. Earnings increased by $842 million primarily driven by higher new airplane deliveries and lower research and development cost of $242 million due to lower spending on the 787 program partially offset by higher spending on the 737 MAX and 777X. Operating margins increased from 9.6% in 2012 to 10.9% in 2013 primarily due to higher deliveries and lower research and development cost partially offset by the dilutive impact of 787 deliveries.
Earnings from operations in 2012 increased by $1,216 million or 35% compared with 2011. This was primarily due to higher new airplane deliveries, which drove an increase in earnings of $1,292 million, and lower research and development expense of $666 million primarily due to lower spending on the 747-8 and 787-8 programs. These increases were partially offset by lower earnings of $742 million driven by higher fleet support costs, increased operating costs associated with business growth, other period costs and decreased earnings from commercial aviation services. The decrease in operating margins from 9.7% in 2011 to 9.6% in 2012 was primarily due to the dilutive effect of the 787 and 747-8 deliveries.
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
The increase in contractual backlog during 2013 and 2012 was due to orders in excess of deliveries partially reduced by cancellation of orders and changes in projected revenue escalation. The decrease in unobligated backlog in 2013 was due to the reclassification from unobligated to contractual backlog related to incremental funding of the existing multi-year contract for Commercial Airplanes’ share of the USAF KC-46A Tanker contract.
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

	Program
	737	747	767	777	787
2013
Program accounting quantities	7,000	1,574	1,113	1,550	1,300
Undelivered units under firm orders	3,680	55	49	380	916
Cumulative firm orders	8,413	1,537	1,110	1,544	1,030
2012
Program accounting quantities	6,600	1,574	1,103	1,450	1,100
Undelivered units under firm orders	3,074	67	68	365	799
Cumulative firm orders	7,367	1,525	1,108	1,431	848
2011
Program accounting quantities	6,200	1,549	1,084	1,350	1,100
Undelivered units under firm orders	2,365	97	72	380	857
Cumulative firm orders	6,243	1,524	1,086	1,363	860
Program Highlights
737 Program The accounting quantity for the 737 program increased by 400 units during 2013 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The accounting quantity includes NG and MAX units. We increased our production rate from 35 to 38 per month in the first quarter of 2013 and a further increase to 42 per month is planned for the second quarter of 2014. On October 31, 2013, we announced plans to increase production of the 737 to 47 airplanes per month beginning in 2017. First delivery of the 737 MAX is expected in 2017.
747 Program Continued weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in pricing pressures and fewer orders than anticipated. We continued to produce at a rate of 2 per month during 2013. In April 2013, we announced that the production rate would be decreased from 2 per month to 1.75 per month starting January 2014 and in October 2013 we announced that we would further reduce the production rate to 1.5 per month from February 2014 through the end of 2015. We continue to have a number of unsold 747 production positions and remain focused on obtaining additional orders, reducing out-of-sequence work, improving supply chain efficiency and implementing cost-reduction efforts. If market and production risks cannot be mitigated, the program could face a reach-forward loss that may be material.
767 Program The accounting quantity for the 767 program increased by 10 units during 2013 due to the program’s normal progress of obtaining additional orders and delivering airplanes. During the third quarter of 2013 we reconfigured the 767 assembly line to include a 767 derivative to support the Tanker program and decreased our production rate from 2 to 1 per month. We expect to increase the commercial rate to 1.5 per month in 2014 and back to 2 per month in 2016.
777 Program The accounting quantity for the 777 program increased by 100 units during 2013 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We increased our production rate from 7 to 8.3 per month in the first quarter of 2013. In November 2013 we launched the 777X and first delivery is expected in 2020.

787 Program We delivered 65 aircraft in 2013 bringing cumulative deliveries to 114. In January 2013, following battery-related incidents on two 787 aircraft, the Federal Aviation Administration required U.S. aircraft operators to suspend operations of all 787 aircraft. International government regulators also issued directives to the same effect. We continued production but suspended deliveries until appropriate clearances were granted. During the second quarter, we installed a comprehensive set of battery system improvements on 50 previously-delivered 787 airplanes and resumed 787 deliveries to customers.
In May 2013, we achieved a production rate of 7 per month in final assembly. We began the production rate increase to 10 per month in final assembly in November 2013 with first deliveries expected to occur at that rate in early 2014. The first 787-9 derivative began final assembly in May 2013 and completed first flight on September 17, 2013. Production and flight testing of the 787-9 continues to be on schedule and we expect the first customer delivery to occur in mid-2014. In June 2013, we announced the launch of the 787-10 derivative aircraft with first delivery targeted for 2018.
We continue to incorporate engineering and other design changes identified during 787-8 flight testing into already completed aircraft at our Everett modification center. We also remain focused on stabilizing 787 production rates at 10 per month while continuing to improve aircraft reliability and satisfy customer mission and performance requirements. We continue to monitor and address challenges associated with aircraft production and assembly, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, as well as the incorporation of the 787-9 derivative into the manufacturing process. In addition, we continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. We have finalized orders for two of the three remaining flight test aircraft. We continue to believe that the remaining 787 flight-test aircraft is commercially saleable and we continue to include costs related to that airplane in program inventory. If we determine that the remaining aircraft cannot be sold, we may incur additional charges related to the reclassification of costs associated with this aircraft to research and development expense.
During the third quarter of 2013 we increased the accounting quantity to 1,300 units from 1,100 units to reflect incorporation of revenue and cost estimates associated with the 787-10 and plans to increase production rates to 12 and 14 per month in future years. The accounting quantity of 1,300 units continues to represent approximately 10 years of production at planned production rates. The combination of production challenges, change incorporation, schedule delays and customer and supplier impacts has created significant pressure on program profitability. If risks related to this program, including risks associated with planned production rate increases, or introducing the 787-9 and 787-10 derivatives as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
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

Program Development The following chart summarizes the time horizon between go-ahead and planned initial delivery for major Commercial Airplanes derivatives and programs.
We launched the 787-10 in June 2013 and the 777X in November 2013.
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from thousands of employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft and derivatives, such as the 787-9, 787-10, 737 MAX and 777X, involves increased risks associated with meeting development, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors in aircraft purchase contracts, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for derivative airplanes and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview U.S. government appropriation levels remain subject to significant uncertainty. In August 2011, the Budget Control Act (The Act) established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years. The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. The impact of sequestration cuts was reduced with respect to FY2014 and FY2015 following the enactment of The Bipartisan Budget Act in December 2013. However, significant uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. government discretionary spending levels will continue to be subject to significant pressure, including risk of future sequestration cuts.
In addition, there continues to be significant uncertainty with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies (including the National Aeronautics and Space Administration) within the overall budgetary framework described above. While the FY2014 appropriations finalized in January 2014 included funding for Boeing’s major programs, uncertainty remains about how defense budgets in FY2015 and beyond will affect Boeing’s programs. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
In addition to the risks described above, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result which could have impacts above and beyond those resulting from budget cuts or sequestration impacts. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders.
International Environment Overview The international market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories, while faced with constrained budgets. In Europe, the continuing financial challenges are forcing governments to institute austerity measures negatively impacting defense spending in the near term.
The strongest opportunities for BDS in 2014 will be the Middle East and Asia Pacific regions where the relative financial strength of these economies, coupled with a broad spectrum of evolving threats, will result in procurement of defense and security systems.

BDS Realignment
Effective January 1, 2013, 2012 and 2011, certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment.
Operating Results
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Revenues	$33,197	$32,607	$31,976
% of total company revenues	38%	40%	47%
Earnings from operations	$3,235	$3,068	$3,158
Operating margins	9.7%	9.4%	9.9%
Contractual backlog	$49,681	$55,068	$46,354
Unobligated backlog	$17,607	$16,407	$13,687
Since our operating cycle is long-term and involves many different types of development and production contracts with varying delivery and milestone schedules, the operating results of a particular year, or year-to-year comparisons of revenues, earnings and backlog may not be indicative of future operating results. In addition, depending on the customer and their funding sources, our orders might be structured as annual follow-on contracts, or as one large multi-year order or long-term award. As a result, period-to-period comparisons of backlog are not necessarily indicative of future workloads. The following discussions of comparative results among periods should be viewed in this context.
Revenues
BDS revenues in 2013 increased by $590 million compared with 2012 due to higher revenues of $601 million and $72 million in the N&SS and GS&S segments, partially offset by lower revenues of $83 million in the BMA segment.
BDS revenues in 2012 increased by $631 million compared with 2011, due to higher revenues of $1,434 million and $250 million in the BMA and GS&S segments, partially offset by lower revenues of $1,053 million in the N&SS segment.
Earnings From Operations
BDS earnings from operations in 2013 increased by $167 million compared with 2012 due to higher earnings of $157 million and $34 million in the N&SS and GS&S segments, partially offset by lower earnings of $24 million in the BMA segment. Included above are net favorable cumulative contract catch-up adjustments, which were $137 million lower in 2013 compared with 2012, primarily reflecting lower favorable adjustments in the BMA segment.
BDS earnings from operations in 2012 decreased by $90 million compared with 2011 due to lower earnings of $197 million in the N&SS segment, partially offset by higher earnings of $58 million and $49 million in the BMA and GS&S segments. Included above are net favorable cumulative contract catch-up adjustments, which were $150 million higher in 2012 compared with 2011, primarily reflecting higher favorable adjustments in the BMA segment.

Backlog
Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. BDS total backlog was $67,288 million at December 31, 2013, reflecting a decrease of 6% from December 31, 2012. BDS total backlog increased by 19% in 2012, from $60,041 million to $71,475 million. For further details on the changes between periods, refer to the discussions of the individual segments below.
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
Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of significant fixed-price development programs include Airborne Early Warning and Control (AEW&C), India P-8I, Saudi Arabia F-15, USAF KC-46A Tanker, and commercial and military satellites.
Boeing Military Aircraft
Operating Results
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Revenues	$15,936	$16,019	$14,585
% of total company revenues	18%	20%	21%
Earnings from operations	$1,465	$1,489	$1,431
Operating margins	9.2%	9.3%	9.8%
Contractual backlog	$24,825	$29,226	$23,629
Unobligated backlog	$10,599	$9,270	$7,146
Revenues
BMA revenues in 2013 decreased by $83 million compared with 2012 primarily due to a reduction of $1,299 million related to fewer deliveries of AEW&C aircraft, and customer and delivery mix for the F-18 and C-17 programs. This reduction was partially offset by an increase of $1,168 million related to higher 2013 deliveries of P-8 aircraft and Apache rotorcraft, as well as non-recurring effort on several Chinook programs.
BMA revenues in 2012 increased by $1,434 million or 10% compared with 2011 primarily due to higher deliveries on the P-8A and Apache programs of $1,050 million and higher milestone revenue of $426 million on the KC-46A Tanker program. In addition, F-15 program revenues were $450 million higher reflecting initial revenues on the contract for the Kingdom of Saudi Arabia partially offset by lower F-15 deliveries. These increases were partially offset by decreases of $723 million related to fewer deliveries of C-17 aircraft in 2012 and the conclusion of the KC-767 International Tanker program in 2011.
Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

Years ended December 31,	2013	2012	2011
F/A-18 Models	48	48	49
F-15E Eagle	14	8	15
C-17 Globemaster III	10	10	13
CH-47 Chinook	44	51	32
AH-64 Apache	37	19
AEW&C		3	3
P-8 Models	11	5
KC-767 International Tanker			3
Total new-build production aircraft	164	144	115
Earnings From Operations
BMA earnings from operations in 2013 decreased by $24 million compared with 2012 primarily due to lower earnings on the AEW&C and higher 2012 earnings related to the initial revenues on the Saudi F-15 program. The lower earnings were partially offset by higher earnings on the P-8 and Apache program due to increased deliveries and higher revenues. Net favorable cumulative contract catch-up adjustments were $146 million lower in 2013 than in 2012, primarily driven by less favorable adjustments to the F-15 program and unfavorable adjustments to the AEW&C program. In the third quarter of 2013, we decided to end production of C-17 aircraft in 2015. See Note 11. Also in the third quarter of 2013, we recorded a charge of $64 million to write off inventory and accrue termination liabilities as a result of The Republic of Korea's announcement that it will restart its F-X fighter aircraft competition.
BMA earnings from operations in 2012 increased by $58 million compared with 2011 primarily due to higher aircraft deliveries on the P-8A and Apache programs and reach-forward loss provisions in 2011 on the KC-767 International Tanker program. These increases were partially offset by fewer aircraft deliveries on the C-17 program and higher research and development costs. The increase in earnings includes net favorable cumulative catch-up contract adjustments which were $139 million higher in 2012 compared with 2011 primarily reflecting favorable adjustments on the F-15 and Chinook programs.
Backlog
BMA total backlog was $35,424 million at December 31, 2013, reflecting a decrease of 8% from December 31, 2012 primarily due to revenues recognized on F-15, F-18 and C-17 program contracts awarded in prior years, partially offset by CH-47 Chinook and V-22 Osprey multi-year contract awards. BMA total backlog in 2012 increased by 25% from 2011, primarily due to F-15 and C-17 orders.
Additional Considerations
C-17 See the discussion of the C-17 program in Note 11 to our Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 23.

Network & Space Systems
Operating Results
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Revenues	$8,512	$7,911	$8,964
% of total company revenues	10%	10%	13%
Earnings from operations	$719	$562	$759
Operating margins	8.4%	7.1%	8.5%
Contractual backlog	$9,832	$10,078	$9,429
Unobligated backlog	$6,076	$6,937	$6,437
Revenues
N&SS revenues in 2013 increased by $601 million compared with 2012 primarily due to higher revenue of $364 million on the Space Launch System program awarded in the fourth quarter of 2012 and higher revenues of $329 million in our commercial satellite programs. This increase was partially offset by lower revenues of $196 million on our electronic and information solutions programs.
N&SS revenues in 2012 decreased by $1,053 million or 12% compared with 2011 primarily due to $835 million of lower revenues on the Brigade Combat Team Modernization (BCTM) program, which was terminated for convenience during 2011. In addition, customer funding constraints on the GMD program and conclusion of the Space Shuttle program in 2011 reduced revenues by a total of $251 million. These decreases were partially offset by higher Space & Intelligence Systems revenues of $178 million due to larger volume of deliveries in 2012.
Delta launch and new-build satellite deliveries were as follows:

Years ended December 31,	2013	2012	2011
Commercial and civil satellites	3	3	1
Military satellites	4	7	3
Earnings From Operations
N&SS earnings from operations in 2013 increased by $157 million or 28% compared with 2012 primarily due to higher revenues and mix in our civil and commercial satellite programs and the Space Launch Systems program. These increases were partially offset by lower earnings from our United Space Alliance (USA) joint venture reflecting a gain of $39 million recorded in the third quarter of 2012 related to the termination and settlement of USA's defined benefit pension plans. The impact of net favorable cumulative contract catch-up adjustments was not significant in 2013.
N&SS earnings from operations in 2012 decreased by $197 million or 26% compared with 2011 primarily due to lower revenues on the BCTM program and a $42 million charge related to a contract restructure of an electronic and mission system program. Net favorable cumulative contract catch-up adjustments were $56 million lower in 2012 than in 2011 primarily reflecting the $42 million charge described above.
N&SS earnings from operations include equity earnings of $171 million, $180 million and $194 million from the USA joint venture and the United Launch Alliance (ULA) joint venture in 2013, 2012 and 2011, respectively.

Backlog
N&SS total backlog was $15,908 million at December 31, 2013, reflecting a decrease of 7% from December 31, 2012 primarily due to revenues recognized on contracts awarded in prior years, partially offset by government and commercial satellite contract awards. N&SS total backlog increased by 7% in 2012 compared with 2011 primarily due to the contract award for the Space Launch System program, partially offset by current year deliveries and sales on contracts awarded in prior years.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 6, 11, and 12 to our Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 10 to our Consolidated Financial Statements.
LightSquared See the discussion of the LightSquared, LLC receivables in Note 5 to our Consolidated Financial Statements.
Global Services & Support
Operating Results
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Revenues	$8,749	$8,677	$8,427
% of total company revenues	10%	11%	12%
Earnings from operations	$1,051	$1,017	$968
Operating margins	12.0%	11.7%	11.5%
Contractual backlog	$15,024	$15,764	$13,296
Unobligated backlog	$932	$200	$104
Revenues
GS&S revenues in 2013 increased by $72 million compared with 2012 primarily due to higher revenues on several Maintenance, Modification and Upgrade (MM&U) and Training Systems & Government Services (TSGS) programs, partially offset by decreases in several Integrated Logistics (IL) programs. GS&S revenues in 2012 increased by $250 million compared with 2011 primarily due to higher volume in several IL programs, including contracts to support Chinook and C-17 aircraft, and higher TSGS revenues primarily related to the P-8A program.
Earnings From Operations
GS&S earnings from operations in 2013 increased by $34 million compared with 2012 primarily due to higher revenues and improved performance on several TSGS programs. Net favorable cumulative contract catch-up adjustments in 2013 were largely unchanged from 2012. GS&S earnings from operations in 2012 increased by $49 million compared to 2011 primarily due to improved performance on several MM&U programs and higher revenues on several IL programs. Net favorable cumulative contract catch-up adjustments were $67 million higher in 2012 than in 2011.

Backlog
GS&S total backlog was $15,956 million at December 31, 2013, which was largely unchanged from December 31, 2012. GS&S total backlog increased by 19% in 2012 compared with 2011 primarily due to the award of F-15 support contracts.
Boeing Capital
On January 23, 2013, BCC terminated its debt registration statement and on February 22, 2013 BCC suspended its separate U.S. Securities and Exchange Commission reporting obligations. This change does not affect operations or customer interactions. On January 23, 2013, Boeing issued full and unconditional guarantees of all of the outstanding publicly-issued debt securities of BCC. Funding requirements will be provided to BCC through intercompany loans from Boeing and we will continue to target a BCC debt-to-equity ratio of 5.0-to-1. As described in Note 13, on May 3, 2013, Boeing issued $500 million of notes and entered into a concurrent intercompany loan with BCC on the same terms. Interest expense associated with these notes is included in Boeing Capital interest expense. Effective January 1, 2013, BCC's accounting for certain leasing transactions was aligned with Boeing. Segment information previously reported has been adjusted to reflect this change.
Business Environment and Trends
BCC’s gross customer financing and investment portfolio at December 31, 2013 totaled $3,921 million. A substantial portion of BCC’s portfolio is concentrated among certain U.S. commercial airline customers. BCC’s portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably out-of-production Boeing aircraft such as 717 aircraft.
BCC provided customer financing of $220 million and $364 million during 2013 and 2012. While we may be required to fund a number of new aircraft deliveries in 2014, we expect alternative financing will be available at reasonable prices from broad and globally diverse sources.
Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,100 western-built commercial jet aircraft (9.2% of current world fleet) were parked at the end of 2013, including both in-production and out-of-production aircraft types. Of these parked aircraft, approximately 20% are not expected to return to service. At the end of 2012 and 2011, 10% and 9.4% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service.
Operating Results
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Revenues	$408	$468	$547
Earnings from operations	$107	$88	$119
Operating margins	26%	19%	22%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues in 2013 decreased by $60 million compared with 2012 primarily due to lower other income and operating lease income. Other income decreased due to lower aircraft return condition payments. BCC’s revenues in 2012 decreased

$79 million compared with 2011 primarily due to lower operating and finance lease income. Operating lease income decreased as a result of the return of aircraft and lower lease rates on re-leased aircraft. In addition, lower finance lease income reflects the revised contractual terms of BCC’s leases with AirTran Airways Inc. (Airtran), a wholly owned subsidiary of Southwest Airlines Co. (Southwest), negotiated in conjunction with receiving a full guarantee from Southwest of those lease payment obligations in the fourth quarter of 2011.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, recovery of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations in 2013 increased by $19 million compared with 2012 primarily due to lower depreciation expense and interest expense offset by lower revenues. Earnings from operations in 2012 decreased by $31 million compared with 2011 primarily due to lower revenues partially offset by lower interest and asset impairment expense.
Financial Position
The following table presents selected financial data for BCC as of December 31:

(Dollars in millions)	2013	2012
Customer financing and investment portfolio, net	$3,883	$4,290
Other assets, primarily cash and short-term investments	505	402
Total assets	$4,388	$4,692

Other liabilities, primarily deferred income taxes	$1,296	$1,429
Debt, including intercompany loans	2,577	2,742
Equity	515	521
Total liabilities and equity	$4,388	$4,692

Debt-to-equity ratio	5.0-to-1	5.3-to-1
The customer financing portfolio and debt balances presented above as of December 31, 2012 have been revised from balances previously reported in the BCC 2012 10-K filing to reflect the alignment of BCC's accounting to the consolidated Boeing accounting for certain leasing transactions within the portfolio.
BCC’s customer financing and investment portfolio at December 31, 2013 decreased from December 31, 2012 primarily due to normal portfolio run-off and asset sales, partially offset by the origination of notes receivable. At December 31, 2013 and 2012, BCC had $83 million and $354 million of assets that were held for sale or re-lease, of which $57 million and $266 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $36 million are scheduled to be returned off lease during 2014. These aircraft are being remarketed or the leases are being extended and $11 million of these aircraft were committed at December 31, 2013.
BCC enters into certain transactions with Boeing, reflected in the Other segment, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Bankruptcies
In 2011, American Airlines, Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. On December 9, 2013, American Airlines emerged from bankruptcy. Upon emergence from bankruptcy, the parent of American Airlines merged with US Airways Group, Inc., the parent of US Airways, to form American Airlines Group Inc., and American Airlines assumed all of the BCC financing agreements and underlying leases. At December 31, 2013, American Airlines accounted for $445 million of our customer financing portfolio, of which $371 million represents collateral for $233 million of non-recourse debt.
Restructurings and Restructuring Requests
From time to time, certain customers have requested a restructuring of their transactions with BCC. During 2013, BCC did not reach agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.
Other Segment
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Revenues	$102	$106	$123
Earnings/(Loss) from operations	(156)	(186)	39
Other segment losses in 2013 decreased by $30 million compared with 2012 primarily related to the insurance recoveries in the third quarter of 2013. Other segment losses in 2012 increased by $225 million compared with 2011 primarily due to a $241 million reduction in the allowance for losses on AirTran receivables in 2011. Lower environmental expense of $82 million in 2012 compared with 2011 was largely offset by higher costs related to BCC guarantees and increases in other costs.
Liquidity and Capital Resources
Cash Flow Summary
(Dollars in millions)

Years ended December 31,	2013	2012	2011
Net earnings	$4,585	$3,900	$4,018
Non-cash items	2,516	2,728	2,140
Changes in working capital	1,078	880	(2,135)
Net cash provided by operating activities	8,179	7,508	4,023
Net cash (used)/provided by investing activities	(5,154)	(3,757)	2,369
Net cash used by financing activities	(4,249)	(3,477)	(1,700)
Effect of exchange rate changes on cash and cash equivalents	(29)	18	(2)
Net (decrease)/increase in cash and cash equivalents	(1,253)	292	4,690
Cash and cash equivalents at beginning of year	10,341	10,049	5,359
Cash and cash equivalents at end of period	$9,088	$10,341	$10,049
Operating Activities Net cash provided by operating activities was $8.2 billion during 2013, compared with $7.5 billion during 2012 and $4.0 billion in 2011. The increases of $0.7 billion in 2013 and $3.5 billion in 2012 were primarily due to increased customer receipts reflecting higher delivery and order volumes in

2013 and 2012. Our investment in gross inventories increased by $5.7 billion in 2013, $6.2 billion in 2012 and $9.8 billion in 2011, driven by continued investment in commercial airplane program inventory, primarily 787 inventory. Advances and progress billings increased by $3.9 billion in 2013, $1.9 billion in 2012 and $5 billion in 2011, primarily due to payments from commercial airplane customers. Discretionary contributions to our pension plans totaled $1.5 billion in 2013 compared with $1.6 billion in 2012 and $0.5 billion in 2011.
Investing Activities Cash used by investing activities totaled $5.2 billion during 2013 compared with $3.8 billion used during 2012 and $2.4 billion provided during 2011, largely due to higher net contributions to investments in time deposits. Net contributions to investments were $2.9 billion in 2013 compared with $2 billion in 2012 and net proceeds from investments of $4 billion in 2011. In 2013, capital expenditures totaled $2.1 billion, up from $1.7 billion in the prior two years. We expect capital expenditures to remain higher in 2014 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $4.2 billion during 2013, an increase of $0.8 billion compared with 2012 primarily due to share repurchases of $2.8 billion in 2013 partially offset by higher new borrowings of $0.5 billion, lower debt repayments of $0.6 billion and an increase in stock options exercised of $1 billion in the current year. Cash used by financing activities was $3.5 billion during 2012, an increase of $1.8 billion compared with 2011 as a result of higher debt repayments of $1.1 billion and lower new borrowings of $0.7 billion.
In 2013, we issued notes totaling $0.5 billion to fund the BCC segment and repaid $1.4 billion of debt, including repayments of $0.6 billion of debt held at BCC. At December 31, 2013 and 2012, the recorded balance of debt was $9.6 billion and $10.4 billion, of which $1.6 billion and $1.4 billion were classified as short-term. This includes $2.6 billion and $2.7 billion of debt attributable to BCC, of which $0.7 billion was classified as short-term in both periods.
During 2013, we repurchased 25.4 million shares totaling $2.8 billion through our open market share repurchase program. There were no shares repurchased through the share repurchase program in 2012 and 2011. In 2013 and 2012, we had 0.8 million and 1 million shares transferred to us from employees for tax withholdings.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout 2013 and at December 31, 2013, we had no commercial paper borrowings outstanding. Currently, we have $4.8 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $18 billion and $18.1 billion at December 31, 2013 and 2012. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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

At December 31, 2013 and 2012, our pension plans were $10.5 billion and $19.7 billion underfunded as measured under GAAP. On an Employee Retirement Income Security Act (ERISA) basis our plans are more than 100% funded at December 31, 2013 with minimal required contributions in 2014. We expect to make discretionary contributions to our plans of approximately $750 million in 2014. We may be required to make higher contributions to our pension plans in future years.
At December 31, 2013, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Contractual Obligations
The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2013, and the estimated timing thereof.

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including current portion)	$9,517	$1,490	$1,893	$682	$5,452
Interest on debt(1)	6,484	502	893	813	4,276
Pension and other postretirement cash requirements	15,329	577	3,005	6,803	4,944
Capital lease obligations	156	72	70	14
Operating lease obligations	1,414	228	319	217	650
Purchase obligations not recorded on the Consolidated Statements of Financial Position	123,904	46,938	41,985	19,344	15,637
Purchase obligations recorded on the Consolidated Statements of Financial Position	15,849	15,191	658
Total contractual obligations	$172,653	$64,998	$48,823	$27,873	$30,959

(1)	Includes interest on variable rate debt calculated based on interest rates at December 31, 2013. Variable rate debt was less than 2% of our total debt at December 31, 2013.
Pension and Other Postretirement Benefits Pension cash requirements are based on an estimate of our minimum funding requirements, pursuant to ERISA regulations, although we may make additional discretionary contributions. Estimates of other postretirement benefits are based on both our estimated future benefit payments and the estimated contributions to plans that are funded through trusts.
Purchase Obligations Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. Purchase obligations include amounts recorded as well as amounts that are not recorded on the Consolidated Statements of Financial Position. Approximately 4% of the purchase obligations disclosed above are reimbursable to us pursuant to cost-type government contracts.

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
Purchase Obligations Recorded on the Consolidated Statements of Financial Position Purchase obligations recorded on the Consolidated Statements of Financial Position primarily include accounts payable and certain other current and long-term liabilities including accrued compensation.
Industrial Participation Agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2013, we incurred no such penalties. As of December 31, 2013, we have outstanding industrial participation agreements totaling $18.4 billion that extend through 2030. Purchase order commitments associated with industrial participation agreements are included in purchase obligations in the table above. To be eligible for such a purchase order commitment from us, a foreign supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.
Income Tax Obligations As of December 31, 2013, our net asset for income taxes receivable, including uncertain tax positions, was $24 million. We are not able to reasonably estimate the timing of future cash flows related to uncertain tax positions. Our income tax matters are excluded from the table above. See Note 4 to our Consolidated Financial Statements.

Commercial Commitments
The following table summarizes our commercial commitments outstanding as of December 31, 2013.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$4,376	$2,525	$1,720	$83	$48
Commercial aircraft financing commitments	17,987	2,309	6,171	4,956	4,551
Total commercial commitments	$22,363	$4,834	$7,891	$5,039	$4,599
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
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 20 to our Consolidated Financial Statements, including certain employment, labor and benefits litigation. Note 20 also addresses the settlement of the A-12 aircraft litigation.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $649 million at December 31, 2013. For additional information, see Note 11 to our Consolidated Financial Statements.
Income Taxes We have recorded a liability of $1,141 million at December 31, 2013 for uncertain tax positions. For further discussion of income taxes, see Note 4 to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 12 to our Consolidated Financial Statements.

Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of unallocated pension and other postretirement benefit expenses which represent costs not attributable to business segments - see Note 21 to our Consolidated Financial Statements. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.
Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)
	2013	2012	2011
Revenues	$86,623	$81,698	$68,735
Earnings from operations, as reported	$6,562	$6,290	$5,823
Operating margins	7.6%	7.7%	8.5%

Unallocated pension and other postretirement benefit expense	$1,314	$899	$517
Core operating earnings (non-GAAP)	$7,876	$7,189	$6,340
Core operating margins (non-GAAP)	9.1%	8.8%	9.2%

Diluted earnings per share, as reported	$5.96	$5.11	$5.34
Unallocated pension and other postretirement benefit expense(1)	$1.11	$0.77	$0.45
Core earnings per share (non-GAAP)	$7.07	$5.88	$5.79
Weighted average diluted shares (in millions)	769.5	763.8	753.1

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.

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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the years ending December 31, 2013, 2012 and 2011 net cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased operating earnings by $242 million, $379 million and $229 million, respectively.
Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all contracts in BDS for all of 2013 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $332 million. In addition, a number of our fixed price development contracts are in a reach-forward loss position. Changes to estimated losses are recorded immediately in earnings.
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
Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or other circumstances may adversely or positively affect financial performance in future periods. If combined cost of sales percentages for commercial airplane programs for all of 2013 had been estimated to be lower by 1%, it would have increased pre-tax income for the year by approximately $460 million. If the combined cost of sales percentages for commercial airplane programs for all of 2013 (excluding the 747 and 787 programs which had gross margins that were breakeven or near breakeven during 2013) had been estimated to be higher by 1%, it would have decreased pre-tax income for the year by approximately $354 million. If we are unable to mitigate risks associated with the 747 and 787 programs, or if we are required to change one or more of our pricing, cost or other assumptions related to these programs, we could be required to record reach forward losses which could have a material effect on our reported results.
Goodwill and Indefinite-Lived Intangible Impairments
We test goodwill for impairment by performing a qualitative assessment or using a two-step impairment process. If we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors as an initial step in assessing the fair value of operations. If we determine it is more likely than not that the carrying value of the net assets is more than the fair value of the related operations, the two-step impairment process is then performed; otherwise, no further testing is required. For operations where the two-step impairment process is used, we first compare the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.
We estimate the fair values of the related operations using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements and general market conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. Therefore, changes in the stock price may also affect the amount of impairment recorded, if any.
We completed our assessment of goodwill as of April 1, 2013 and determined that there is no impairment of goodwill. As of December 31, 2013, we estimated that the fair value of each reporting unit significantly exceeded its corresponding carrying value. Changes in our forecasts, or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods.
As of December 31, 2013 and 2012, we had $497 million of indefinite-lived intangible assets related to the Jeppesen and Aviall brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. A 10% decrease in the discounted cash flows would reduce the carrying value of these indefinite-lived intangible assets by less than $1 million.
Pension Plans
The majority of our employees are earning benefits under defined benefit pension plans. All nonunion and some union employees hired after December 31, 2008 are not covered by defined benefit plans. Accounting rules require an annual measurement of our projected obligation and plan assets. These measurements are based upon several assumptions, including the discount rate and the expected long-term rate of asset return. Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligation and Shareholders’ equity.
The following table shows the sensitivity of our pension plan liability and net periodic cost to a 25 basis point change in the discount rate as of December 31, 2013.

(Dollars in millions)	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans
Projected benefit obligation	($2,043)	$2,543
Net periodic pension cost	(227)	279
Pension expense is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2013 net periodic pension expense by $131 million. We expect 2014 net periodic pension cost to decrease by approximately $1,400 million and the portion recognized in earnings for 2014 to increase by approximately $100 million primarily due to amortization of actuarial losses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations, and customer financing assets and liabilities. Additionally, BCC uses interest rate swaps with certain debt obligations to manage exposure to interest rate changes. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes. As of December 31, 2013, the impact over the next 12 months of a 100 basis point rise in interest rates to our pre-tax earnings would not be significant. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward and option contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward and option contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2013, a 10% increase in the exchange rate in our portfolio of foreign currency contracts would have decreased our unrealized gains by $244 million and a 10% decrease in the exchange rate would have increased our unrealized gains by $244 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries
Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2013	2012	2011
Sales of products	$76,792	$71,234	$57,401
Sales of services	9,831	10,464	11,334
Total revenues	86,623	81,698	68,735
Cost of products	(65,640)	(60,309)	(46,642)
Cost of services	(7,553)	(8,247)	(9,097)
Boeing Capital interest expense	(75)	(109)	(149)
Total costs and expenses	(73,268)	(68,665)	(55,888)
	13,355	13,033	12,847
Income from operating investments, net	214	268	278
General and administrative expense	(3,956)	(3,717)	(3,408)
Research and development expense, net	(3,071)	(3,298)	(3,918)
Gain on dispositions, net	20	4	24
Earnings from operations	6,562	6,290	5,823
Other income, net	56	62	47
Interest and debt expense	(386)	(442)	(477)
Earnings before income taxes	6,232	5,910	5,393
Income tax expense	(1,646)	(2,007)	(1,382)
Net earnings from continuing operations	4,586	3,903	4,011
Net (loss)/gain on disposal of discontinued operations, net of taxes of $0, $2, ($4)	(1)	(3)	7
Net earnings	$4,585	$3,900	$4,018
Basic earnings per share from continuing operations	$6.03	$5.15	$5.38
Net (loss)/gain on disposal of discontinued operations, net of taxes			0.01
Basic earnings per share	$6.03	$5.15	$5.39
Diluted earnings per share from continuing operations	$5.96	$5.11	$5.33
Net (loss)/gain on disposal of discontinued operations, net of taxes			0.01
Diluted earnings per share	$5.96	$5.11	$5.34
See Notes to the Consolidated Financial Statements on pages 54 – 109.

The Boeing Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)
Years ended December 31,	2013	2012	2011
Net earnings	$4,585	$3,900	$4,018
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(64)	17	(35)
Unrealized loss on certain investments, net of tax of $0, $0 and $1			(2)
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $42, ($13) and $7	(75)	25	(13)
Reclassification adjustment for gains included in net earnings, net of tax of $9, $3 and $9	(17)	(5)	(16)
Total unrealized (loss)/gain on derivative instruments, net of tax	(92)	20	(29)
Defined benefit pension plans & other postretirement benefits:
Prior service (cost)/benefit arising during the period, net of tax of $41, $9 and ($195)	(74)	(16)	338
Amortization of prior service cost included in net periodic pension cost, net of tax of ($6), ($10) and ($54)	10	18	94
Net actuarial gain/(loss) arising during the period, net of tax of ($3,437), $1,382 and $2,297	6,143	(2,401)	(3,993)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($849), ($752) and ($523)	1,516	1,304	909
Settlements and curtailments included in net income, net of tax of ($33), ($9) and ($25)	59	15	42
Pension and postretirement benefit/(cost) related to our equity method investments, net of tax ($13), ($74) and $38	24	127	(66)
Total defined benefit pension plans & other postretirement benefits, net of tax	7,678	(953)	(2,676)
Other comprehensive income/(loss), net of tax	7,522	(916)	(2,742)
Comprehensive income/(loss) related to non-controlling interest	9	3	(1)
Comprehensive income, net of tax	$12,116	$2,987	$1,275
See Notes to the Consolidated Financial Statements on pages 54 – 109.

The Boeing Company and Subsidiaries
Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2013	2012
Assets
Cash and cash equivalents	$9,088	$10,341
Short-term and other investments	6,170	3,217
Accounts receivable, net	6,546	5,608
Current portion of customer financing, net	344	364
Deferred income taxes	14	28
Inventories, net of advances and progress billings	42,912	37,751
Total current assets	65,074	57,309
Customer financing, net	3,627	4,056
Property, plant and equipment, net	10,224	9,660
Goodwill	5,043	5,035
Acquired intangible assets, net	3,052	3,111
Deferred income taxes	2,939	6,753
Investments	1,204	1,180
Other assets, net of accumulated amortization of $448 and $504	1,500	1,792
Total assets	$92,663	$88,896
Liabilities and equity
Accounts payable	$9,498	$9,394
Accrued liabilities	14,131	12,995
Advances and billings in excess of related costs	20,027	16,672
Deferred income taxes and income taxes payable	6,267	4,485
Short-term debt and current portion of long-term debt	1,563	1,436
Total current liabilities	51,486	44,982
Accrued retiree health care	6,528	7,528
Accrued pension plan liability, net	10,474	19,651
Non-current income taxes payable	156	366
Other long-term liabilities	950	1,429
Long-term debt	8,072	8,973
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,415	4,122
Treasury stock, at cost	(17,671)	(15,937)
Retained earnings	32,964	30,037
Accumulated other comprehensive loss	(9,894)	(17,416)
Total shareholders’ equity	14,875	5,867
Noncontrolling interest	122	100
Total equity	14,997	5,967
Total liabilities and equity	$92,663	$88,896
See Notes to the Consolidated Financial Statements on pages 54 – 109.

The Boeing Company and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2013	2012	2011
Cash flows – operating activities:
Net earnings	$4,585	$3,900	$4,018
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	206	193	186
Depreciation and amortization	1,844	1,811	1,675
Investment/asset impairment charges, net	96	84	119
Customer financing valuation benefit	(11)	(10)	(269)
Loss/(gain) on disposal of discontinued operations	1	5	(11)
Gain on dispositions, net	(20)	(4)	(24)
Other charges and credits, net	528	694	500
Excess tax benefits from share-based payment arrangements	(128)	(45)	(36)
Changes in assets and liabilities –
Accounts receivable	(879)	(27)	(292)
Inventories, net of advances and progress billings	(5,562)	(5,681)	(10,012)
Accounts payable	(298)	1,199	1,164
Accrued liabilities	883	801	237
Advances and billings in excess of related costs	3,353	1,177	3,173
Income taxes receivable, payable and deferred	1,445	1,605	1,262
Other long-term liabilities	2	157	127
Pension and other postretirement plans	1,720	1,288	2,126
Customer financing, net	391	407	(6)
Other	23	(46)	86
Net cash provided by operating activities	8,179	7,508	4,023
Cash flows – investing activities:
Property, plant and equipment additions	(2,098)	(1,703)	(1,713)
Property, plant and equipment reductions	51	97	94
Acquisitions, net of cash acquired	(26)	(124)	(42)
Contributions to investments	(15,394)	(12,921)	(6,796)
Proceeds from investments	12,453	10,901	10,757
Receipt of economic development program funds			69
Purchase of distribution rights	(140)	(7)
Net cash (used)/provided by investing activities	(5,154)	(3,757)	2,369
Cash flows – financing activities:
New borrowings	571	60	799
Debt repayments	(1,434)	(2,076)	(930)
Repayments of distribution rights and other asset financing	(280)	(228)	(451)
Stock options exercised, other	1,097	120	114
Excess tax benefits from share-based payment arrangements	128	45	36
Employee taxes on certain share-based payment arrangements	(63)	(76)	(24)
Common shares repurchased	(2,801)
Dividends paid	(1,467)	(1,322)	(1,244)
Net cash used by financing activities	(4,249)	(3,477)	(1,700)
Effect of exchange rate changes on cash and cash equivalents	(29)	18	(2)
Net (decrease)/increase in cash and cash equivalents	(1,253)	292	4,690
Cash and cash equivalents at beginning of year	10,341	10,049	5,359
Cash and cash equivalents at end of year	$9,088	$10,341	$10,049
See Notes to the Consolidated Financial Statements on pages 54 –109.

The Boeing Company and Subsidiaries
Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance at January 1, 2011	$5,061	$3,866	($17,187)	$24,784	($13,758)	$96	$2,862
Net earnings				4,018		(1)	4,017
Other comprehensive loss, net of tax of $1,555					(2,742)		(2,742)
Share-based compensation and related dividend equivalents		197		(15)			182
Excess tax pools		20					20
Treasury shares issued for stock options exercised, net		(37)	151				114
Treasury shares issued for other share-based plans, net		(59)	45				(14)
Treasury shares issued for 401(k) contribution		46	388				434
Cash dividends declared ($1.70 per share)				(1,263)			(1,263)
Changes in noncontrolling interest						(2)	(2)
Balance at December 31, 2011	$5,061	$4,033	($16,603)	$27,524	($16,500)	$93	$3,608
Net earnings				3,900		3	3,903
Other comprehensive loss, net of tax of $536					(916)		(916)
Share-based compensation and related dividend equivalents		215		(27)			188
Excess tax pools		45					45
Treasury shares issued for stock options exercised, net		(54)	174				120
Treasury shares issued for other share-based plans, net		(183)	116				(67)
Treasury shares issued for 401(k) contribution		66	376				442
Cash dividends declared ($1.805 per share)				(1,360)			(1,360)
Changes in noncontrolling interest						4	4
Balance at December 31, 2012	$5,061	$4,122	($15,937)	$30,037	($17,416)	$100	$5,967
Net earnings				4,585		9	4,594
Other comprehensive income net of tax of ($4,246)					7,522		7,522
Share-based compensation and related dividend equivalents		216		(16)			200
Excess tax pools		101					101
Treasury shares issued for stock options exercised, net		109	988				1,097
Treasury shares issued for other share-based plans, net		(133)	79				(54)
Common shares repurchased			(2,801)				(2,801)
Cash dividends declared ($2.185 per share)				(1,642)			(1,642)
Changes in noncontrolling interest						13	13
Balance at December 31, 2013	$5,061	$4,415	($17,671)	$32,964	($9,894)	$122	$14,997
See Notes to the Consolidated Financial Statements on pages 54 – 109.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2013	2012	2011
Revenues:
Commercial Airplanes	$52,981	$49,127	$36,171
Defense, Space & Security:
Boeing Military Aircraft	15,936	16,019	14,585
Network & Space Systems	8,512	7,911	8,964
Global Services & Support	8,749	8,677	8,427
Total Defense, Space & Security	33,197	32,607	31,976
Boeing Capital	408	468	547
Other segment	102	106	123
Unallocated items and eliminations	(65)	(610)	(82)
Total revenues	$86,623	$81,698	$68,735
Earnings from operations:
Commercial Airplanes	$5,795	$4,711	$3,495
Defense, Space & Security:
Boeing Military Aircraft	1,465	1,489	1,431
Network & Space Systems	719	562	759
Global Services & Support	1,051	1,017	968
Total Defense, Space & Security	3,235	3,068	3,158
Boeing Capital	107	88	119
Other segment	(156)	(186)	39
Unallocated items and eliminations	(2,419)	(1,391)	(988)
Earnings from operations	6,562	6,290	5,823
Other income, net	56	62	47
Interest and debt expense	(386)	(442)	(477)
Earnings before income taxes	6,232	5,910	5,393
Income tax expense	(1,646)	(2,007)	(1,382)
Net earnings from continuing operations	4,586	3,903	4,011
Net (loss)/gain on disposal of discontinued operations, net of taxes of $0, $2, ($4)	(1)	(3)	7
Net earnings	$4,585	$3,900	$4,018
This information is an integral part of the Notes to the Consolidated Financial Statements. See Note 21 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Years ended December 31, 2013, 2012 and 2011
(Dollars in millions, except per share data)
Note 1 – Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing,” the “Company,” “we,” “us,” or “our”). These statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. All significant intercompany accounts and transactions have been eliminated. Amounts reported in prior periods as Interest and debt expense have been reclassified to Boeing Capital interest expense to conform to the current year presentation.
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
Operating Cycle
For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year.
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
Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. In 2013, 2012 and 2011 net favorable cumulative catch-up adjustments increased Earnings from operations by $242, $379 and $229, respectively and diluted EPS by $0.23, $0.33 and $0.23, respectively.

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
We recognize sales for commercial airplane deliveries as each unit is completed and accepted by the customer. Sales recognized represent the price negotiated with the customer, adjusted by an escalation formula as specified in the customer agreement. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of sales recognized for airplanes delivered and accepted by the customer. Changes in estimated revenues, cost of sales and the related effects on program margins are recognized prospectively except in cases where the program is determined to have a reach-forward loss in which case the loss is recognized in the current period. See Note 11.
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
Service Revenue Service revenue is recognized when the service is performed with the exception of U.S. government service agreements, which are accounted for using contract accounting. Service activities primarily include: support agreements associated with military aircraft and helicopter contracts, ongoing maintenance of International Space Station, and technical and flight operation services for commercial aircraft. Service revenue and associated cost of sales from pay-in-advance subscription fees are deferred and recognized as services are rendered.

Financial Services Revenue We record financial services revenue associated with sales-type/finance leases, operating leases, and notes receivable.
Lease and financing revenue arrangements are included in Sales of services on the Consolidated Statements of Operations. For sales-type/finance leases, we record an asset at lease inception. This asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other-than-temporary are recognized in the period in which the declines occur.
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
Reinsurance Revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $160, $129 and $144 during 2013, 2012 and 2011, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $147, $128 and $142 during 2013, 2012 and 2011, respectively. Revenues and costs are presented net in Cost of services in the Consolidated Statements of Operations.
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
Research and Development
Research and development includes costs incurred for experimentation, design, and testing, as well as bid and proposal efforts related to government products and services which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our contract accounting policy. We have certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues. Research and development expense included bid and proposal costs of $285, $326 and $332 in 2013, 2012 and 2011, respectively.
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
Postretirement Plans
The majority of our employees are earning benefits under defined benefit pension plans. All nonunion and some union employees hired after December 31, 2008 are not covered by defined benefit plans. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). A portion of net periodic pension and other postretirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period. Actuarial gains and losses, which occur when actual experience differs from actuarial assumptions, are reflected in Shareholders’ equity (net of taxes). If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities we amortize them over the average future service period of employees. The funded status of our pension and postretirement plans is reflected on the Consolidated Statements of Financial Position.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank where conditions for right of set-off are met, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $108 and $159 at December 31, 2013 and 2012.
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
Commercial aircraft programs inventory includes deferred production costs and supplier advances. Deferred production costs represent actual costs incurred for production of early units that exceed the estimated average cost of all units in the program accounting quantity. Higher production costs are experienced at the beginning of a new or derivative airplane program. Units produced early in a program require substantially more effort (labor and other resources) than units produced later in a program because of volume efficiencies and the effects of learning. We expect that these deferred costs will be fully recovered when all units included in the accounting quantity are delivered as the expected unit cost for later deliveries is below the estimated average cost of all units in the program. Supplier advances represent payments for parts we have contracted to receive from suppliers in the future. As parts are received, supplier advances are amortized to work in process.
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
Precontract Costs
We may, from time to time, incur costs in excess of the amounts required for existing contracts. If we determine the costs are probable of recovery from future orders, then we capitalize the precontract costs we incur, excluding start-up costs which are expensed as incurred. Capitalized precontract costs are included in Inventories, net of advances and progress billings, in the accompanying Consolidated Statements of Financial Position. Should future orders not materialize or we determine the costs are no longer probable of recovery, the capitalized costs would be written off.
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
We test goodwill for impairment by performing a qualitative assessment or using a two-step impairment process. If we choose to perform a qualitative assessment and determine it is more likely than not that the carrying value of the net assets is more than the fair value of the related operations, the two-step impairment process is then performed; otherwise, no further testing is required. For operations where the two-step impairment process is used, we first compare the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.
Indefinite-lived intangibles consist of brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment.
Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, from 6 to 14 years; product know-how, from 5 to 30 years; customer base, from 5 to 19 years; distribution rights, from 3 to 30 years; and other, from 5 to 32 years. We evaluate the potential impairment of finite-lived acquired intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

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

Exposure related to trade-in commitments may take the form of:

(1)
adjustments to revenue for the difference between the contractual trade-in price in the definitive agreement and our best estimate of the fair value of the trade-in aircraft as of the date of such agreement, which would be recognized upon delivery of the Sale Aircraft, and/or

(2)
charges to cost of products for adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for Sale Aircraft but prior to the purchase of the used trade-in aircraft. Estimates based on current aircraft values would be included in Accrued liabilities.

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
Customer financing Customer financing includes operating lease equipment, notes receivable, and sales-type/finance leases. Sales-type/finance leases are treated as receivables, and allowances for losses are established as necessary.
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

Note 2 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Commercial Airplanes	Boeing Military Aircraft	Network & Space Systems	Global Services & Support	Total
Balance at January 1, 2011	$2,110	$1,041	$1,461	$325	$4,937
Acquisitions			16		16
Goodwill adjustments	(4)		(4)		(8)
Balance at December 31, 2011	$2,106	$1,041	$1,473	$325	$4,945
Acquisitions	12			72	84
Goodwill adjustments	7		(1)		6
Balance at December 31, 2012	$2,125	$1,041	$1,472	$397	$5,035
Acquisitions		18		7	25
Goodwill adjustments (1)	(17)	(45)	41	4	(17)
Balance at December 31, 2013	$2,108	$1,014	$1,513	$408	$5,043
(1) Includes adjustments to realign certain programs among BDS segments effective January 1, 2013,
As of December 31, 2013 and 2012, we had indefinite-lived intangible assets with carrying amounts of $497 relating to trade names.
The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$2,275	$483	$2,132	$388
Product know-how	507	199	507	171
Customer base	615	347	617	300
Developed technology	853	742	865	717
Other	233	157	214	145
Total	$4,483	$1,928	$4,335	$1,721
Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2013 and 2012 was $205 and $213. Estimated amortization expense for the five succeeding years is as follows:

	2014	2015	2016	2017	2018
Estimated amortization expense	$219	$214	$199	$193	$186
During 2013 and 2012 we acquired $144 and $277 of finite-lived intangible assets, of which $0 and $213 related to non-cash investing and financing transactions. Total acquired finite-lived intangibles of $182 and $352 remain unpaid as of December 31, 2013 and 2012.

Note 3 – Earnings Per Share
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
The elements used in the computation of basic and diluted earnings per share were as follows:
(In millions - except per share amounts)

Years ended December 31,	2013	2012	2011
Net earnings	$4,585	$3,900	$4,018
Less: earnings available to participating securities	7	8	9
Net earnings available to common shareholders	$4,578	$3,892	$4,009
Basic
Basic weighted average shares outstanding	760.8	758.0	746.6
Less: participating securities	1.9	2.3	2.5
Basic weighted average common shares outstanding	758.9	755.7	744.1
Diluted
Basic weighted average shares outstanding	760.8	758.0	746.6
Dilutive potential common shares(1)	8.7	5.8	6.5
Diluted weighted average shares outstanding	769.5	763.8	753.1
Less: participating securities	1.9	2.3	2.5
Diluted weighted average common shares outstanding	767.6	761.5	750.6
Net earnings per share:
Basic	$6.03	$5.15	$5.39
Diluted	5.96	5.11	5.34

(1)	Diluted EPS includes any dilutive impact of stock options, restricted stock units and Performance Awards.
The shares included in the following table were not included in the computation of diluted earnings per share because the effect was antidilutive. However, these shares may be dilutive potential common shares in the future.
(Shares in millions)

Years ended December 31,	2013	2012	2011
Stock options	4.8	23.6	21.1
Performance Awards	4.2	4.9	1.5

Note 4 – Income Taxes
The components of earnings before income taxes were:

Years ended December 31,	2013	2012	2011
U.S.	$5,946	$5,647	$5,083
Non-U.S.	286	263	310
Total	$6,232	$5,910	$5,393
Income tax expense/(benefit) consisted of the following:

Years ended December 31,	2013	2012	2011
Current tax expense
U.S. federal	($82)	$657	($605)
Non-U.S.	76	52	93
U.S. state	11	19	(22)
Total current	5	728	(534)
Deferred tax expense
U.S. federal	1,531	1,209	1,856
Non-U.S.	41	(13)	(8)
U.S. state	69	83	68
Total deferred	1,641	1,279	1,916
Total income tax expense	$1,646	$2,007	$1,382
Net income tax payments were $209, $410, and $57 in 2013, 2012 and 2011, respectively.
Our effective income tax rates were 26.4%, 34.0% and 25.6% for the years ended December 31, 2013, 2012 and 2011, respectively. Our 2013 effective tax rate is lower than 2012 primarily due to the inclusion of the U.S. research and development tax credit (research tax credit) in 2013, which was not available in 2012, and the recognition of previously unrecognized tax benefits as a result of new regulations described below. In 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 that retroactively renewed the research tax credit for 2012 and extended the credit through December 31, 2013. As tax law changes are recognized in the period in which new legislation is enacted, the 2012 research tax credit of $145 was recorded in the first quarter of 2013. Our 2012 effective tax rate was higher than 2011, primarily due to tax benefits of $397 recorded in 2011 as a result of federal income tax audit settlements in addition to research tax credits which were not available in 2012. The research tax credit expired on December 31, 2013. If the research tax credit is not extended there would be an unfavorable impact to our 2014 effective income tax rate.
On September 5, 2013, the Internal Revenue Service (IRS) issued proposed regulations that amend the definition of research and experimental (R&E) expenditures. The regulations provided clarity regarding the categories of expense that can be considered when computing the research tax credit. Based upon our analysis of the regulations, $212 of previously unrecognized tax benefits related to research tax credits were recorded as a reduction to tax expense in the fourth quarter of 2013.

The following is a reconciliation of the U.S. federal statutory tax rate of 35% to our effective income tax rate:

Years ended December 31,	2013	2012	2011
U.S. federal statutory tax	35.0%	35.0%	35.0%
Research and development credits	(4.9)	0.8	(2.7)
Proposed amendments to the R&E regulations	(3.4)
Tax on international activities	(0.1)	(1.2)	(0.6)
Tax deductible dividends	(0.6)	(0.7)	(0.8)
State income tax provision, net of effect on U.S. federal tax	0.4	0.8	0.7
Federal audit settlement			(7.4)
Other provision adjustments		(0.7)	1.4
Effective income tax rate	26.4%	34.0%	25.6%
Federal income tax audits have been settled for all years prior to 2007. The years 2009-2010 are currently being examined by the IRS. The matters under consideration by IRS Appeals for tax years 2007-2008 are in the final phase of review with the Joint Committee on Taxation. We are also subject to examination in major state and international jurisdictions for the 2001-2013 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Significant components of our deferred tax assets, net of deferred tax liabilities, at December 31 were as follows:

	2013	2012
Retiree health care accruals	$2,458	$2,867
Inventory and long-term contract methods of income recognition, fixed assets and other (net of valuation allowance of $20 and $27)	(9,948)	(7,151)
Partnerships and joint ventures	(62)	(162)
Other employee benefits accruals	1,773	1,427
In-process research and development related to acquisitions	23	37
Net operating loss, credit and capital loss carryovers (net of valuation allowance of $105 and $94)	362	307
Pension asset	3,099	6,232
Customer and commercial financing	(990)	(1,078)
Unremitted earnings of non-U.S. subsidiaries	(44)	(49)
Other net unrealized losses	26	(17)
Net deferred tax (liabilities)/assets(1)	($3,303)	$2,413

(1)
Of the deferred tax asset for net operating loss and credit carryovers, $295 expires in years ending from December 31, 2014 through December 31, 2033 and $67 may be carried over indefinitely. Included in the net deferred tax (liabilities)/assets as of December 31, 2013 and 2012 are deferred tax assets in the amounts of $5,818 and $10,210 related to Accumulated other comprehensive loss.

Net deferred tax (liabilities)/assets at December 31 were as follows:

	2013	2012
Deferred tax assets	$12,486	$16,580
Deferred tax liabilities	(15,664)	(14,046)
Valuation allowance	(125)	(121)
Net deferred tax (liabilities)/assets	($3,303)	$2,413
The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized.
We have provided for U.S. deferred income taxes and foreign withholding tax in the amount of $44 on undistributed earnings not considered indefinitely reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries of approximately $775 because such earnings are considered to be indefinitely reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.
As of December 31, 2013 and 2012, the amounts accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position were as follows: interest of $12 and $11 and penalties of $8 and $11. The amounts of interest benefit included in the Consolidated Statements of Operations were $4, $43, and $94 for the years ended December 31, 2013, 2012 and 2011, respectively. The interest benefit recorded during 2012 was primarily related to the settlement of non-US audits. The interest benefit recorded during 2011 was primarily related to federal audit settlements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Unrecognized tax benefits – January 1	$1,055	$939	$1,198
Gross increases – tax positions in prior periods	10	55	154
Gross decreases – tax positions in prior periods	(125)	(20)	(383)
Gross increases – current-period tax positions	202	83	28
Gross decreases – current-period tax positions	(1)	(1)	(15)
Settlements		(1)	(42)
Lapse of statute of limitations			(1)
Unrecognized tax benefits – December 31	$1,141	$1,055	$939
As of December 31, 2013, 2012 and 2011, the total amount of unrecognized tax benefits was $1,141, $1,055, and $939 of which $1,018, $945, and $838 would affect the effective tax rate, if recognized. As of December 31, 2013, these amounts are primarily associated with U.S. federal tax issues such as the amount of research tax credits claimed, the domestic production activities deductions claimed and U.S. taxation of foreign earnings. Also included in these amounts are accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve the matters presently under consideration for the 2007-2010 tax years with the IRS. Depending on the timing and outcome of the audit settlements, unrecognized tax benefits that affect the effective tax rate could increase earnings by up to $245 based on current estimates.

Note 5 – Accounts Receivable
Accounts receivable at December 31 consisted of the following:

	2013	2012
U.S. government contracts	$3,604	$2,788
Defense, Space & Security customers (1)	1,073	1,196
Commercial Airplanes customers	1,072	903
Reinsurance receivables	525	509
Other	376	294
Less valuation allowance	(104)	(82)
Total	$6,546	$5,608

(1)	Excludes U.S. government contracts
The following table summarizes our accounts receivable under long-term contracts that were unbillable or related to outstanding claims as of December 31:

	Unbillable		Claims
	2013	2012	2013	2012
Current	$1,550	$1,316	$3	$26
Expected to be collected after one year	1,020	730	61	63
Total	$2,570	$2,046	$64	$89
Under contract accounting unbillable receivables on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Any adjustment for the credit quality of unbillable receivables, if required, would be recorded as a direct reduction of revenue. Factors considered in assessing the collectability of unbillable receivables include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. Unbillable receivables related to commercial customers expected to be collected after one year were $179 and $230 at December 31, 2013 and 2012. Accounts receivable related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.
Accounts receivable as of December 31, 2013, included $112 of unbillable receivables on a long-term contract with LightSquared, LLC (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. Given the uncertainties inherent in bankruptcy proceedings, it is reasonably possible that we could incur losses related to these receivables in connection with the LightSquared bankruptcy.
Accounts receivable, other than those described above, expected to be collected after one year are not material.

Note 6 – Inventories
Inventories at December 31 consisted of the following:

	2013	2012
Long-term contracts in progress	$12,608	$15,130
Commercial aircraft programs	48,065	40,389
Commercial spare parts, used aircraft, general stock materials and other	7,793	7,206
Inventory before advances and progress billings	68,466	62,725
Less advances and progress billings	(25,554)	(24,974)
Total	$42,912	$37,751
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At December 31, 2013 and 2012, the inventory balance, net of advances, was $425 and $725. At December 31, 2013, $346 of this inventory related to unsold launches. See Note 12.
Inventory balances included $0 and $237 subject to claims or other uncertainties relating to the A-12 program at December 31, 2013 and 2012. See Note 20.
Capitalized precontract costs of $520 and $238 at December 31, 2013 and 2012, are included in inventories.
Commercial Aircraft Programs
At December 31, 2013 and 2012, commercial aircraft programs inventory included the following amounts related to the 787 program: $27,576 and $21,289 of work in process (including deferred production costs of $21,620 and $15,929), $2,189 and $1,908 of supplier advances, and $3,377 and $2,339 of unamortized tooling and other non-recurring costs. At December 31, 2013, $16,882 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $8,115 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At December 31, 2013 and 2012, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,554 and $1,292 of deferred production costs, net of previously recorded reach-forward losses, and $563 and $683 of unamortized tooling costs. At December 31, 2013, $1,163 of 747 deferred production costs and unamortized tooling are expected to be recovered from units included in the program accounting quantity that have firm orders and $954 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,465 and $2,989 at December 31, 2013 and 2012.

Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following at December 31:

	2013	2012
Financing receivables:
Investment in sales-type/finance leases	$1,699	$1,850
Notes	587	592
Operating lease equipment, at cost, less accumulated depreciation of $564 and $628	1,734	2,038
Gross customer financing	4,020	4,480
Less allowance for losses on receivables	(49)	(60)
Total	$3,971	$4,420
The components of investment in sales-type/finance leases at December 31 were as follows:

	2013	2012
Minimum lease payments receivable	$1,731	$1,987
Estimated residual value of leased assets	543	544
Unearned income	(575)	(681)
Total	$1,699	$1,850
Operating lease equipment primarily includes large commercial jet aircraft and regional jet aircraft. At December 31, 2013 and 2012, operating lease equipment included $83 and $354 of BCC equipment available for sale or re-lease. At December 31, 2013 and 2012, we had firm lease commitments for $57 and $266 of this equipment.
Financing receivable balances evaluated for impairment at December 31 were as follows:

	2013	2012
Individually evaluated for impairment	$95	$616
Collectively evaluated for impairment	2,191	1,826
Total financing receivables	$2,286	$2,442
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At December 31, 2013 and 2012, we individually evaluated for impairment customer financing receivables of $95 and $616. We determined that none of these were impaired at December 31, 2013 and $446 were impaired at December 31, 2012. We recorded no allowance for losses on these receivables as the collateral values exceed the carrying values of the receivables.
The average recorded investment in impaired financing receivables for the years ended December 31, 2013, 2012 and 2011, was $376, $466 and $517, respectively. Income recognition is generally suspended for financing receivables at the date full recovery of income and principal becomes not probable. Income is recognized when financing receivables become contractually current and performance is demonstrated by the customer. Interest income recognized on such receivables was $30, $6 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had no material receivables that were greater than 30 days past due.

The change in the allowance for losses on financing receivables for the years ended December 31, 2013, 2012 and 2011, consisted of the following:

	2013	2012	2011
Beginning balance - January 1	($60)	($70)	($353)
Customer financing valuation benefit	11	10	269
Write-offs			14
Ending balance - December 31	($49)	($60)	($70)
Collectively evaluated for impairment	($49)	($60)	($70)
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
Our financing receivable balances at December 31 by internal credit rating category are shown below:

Rating categories	2013	2012
BBB	$1,091	$1,201
BB	58	63
B	585	51
CCC	457	511
D		524
Other	95	92
Total carrying value of financing receivables	$2,286	$2,442
At December 31, 2013, our allowance primarily related to receivables with ratings of CCC and we applied default rates that averaged 46% to the exposure associated with those receivables.
In 2011, American Airlines, Inc. (American Airlines) filed for Chapter 11 bankruptcy protection. On December 9, 2013, American Airlines emerged from bankruptcy. Upon emergence from bankruptcy, the parent of American Airlines merged with US Airways Group, Inc., the parent of US Airways, to form American Airlines Group Inc., and American Airlines assumed all of the BCC financing agreements and underlying leases.

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

	2013	2012
717 Aircraft ($444 and $465 accounted for as operating leases)(1)	$1,674	$1,781
757 Aircraft ($402 and $454 accounted for as operating leases)(1)	453	561
MD-80 Aircraft (Accounted for as sales-type finance leases)(1)	411	446
747 Aircraft ($183 and $221 accounted for as operating leases)	286	221
787 Aircraft (Accounted for as operating leases)	273	286
MD-11 Aircraft (Accounted for as operating leases)(1)	220	269
737 Aircraft ($138 and $193 accounted for as operating leases)	210	316
767 Aircraft ($60 and $63 accounted for as operating leases)	207	223

(1)	Out-of-production aircraft

Charges related to customer financing asset impairment for the years ended December 31 were as follows:

	2013	2012	2011
Boeing Capital	$67	$73	$109
Other Boeing	14	(15)	(36)
Total	$81	$58	$73
Scheduled receipts on customer financing are as follows:

Year	2014	2015	2016	2017	2018	Beyond 2018
Principal payments on notes receivable	$216	$131	$41	$42	$45	$112
Sales-type/finance lease payments receivable	243	234	230	206	195	623
Operating lease equipment payments receivable	464	181	114	71	52	77

Note 8 – Property, Plant and Equipment
Property, plant and equipment at December 31 consisted of the following:

	2013	2012
Land	$562	$531
Buildings and land improvements	11,068	10,696
Machinery and equipment	12,376	11,847
Construction in progress	1,288	1,231
Gross property, plant and equipment	25,294	24,305
Less accumulated depreciation	(15,070)	(14,645)
Total	$10,224	$9,660
Depreciation expense was $1,338, $1,248 and $1,119 for the years ended December 31, 2013, 2012 and 2011, respectively. Interest capitalized during the years ended December 31, 2013, 2012 and 2011 totaled $87, $74 and $57, respectively.
Rental expense for leased properties was $287, $276 and $270, for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, minimum rental payments under capital leases aggregated $134. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,401, net of sublease payments of $14 at December 31, 2013. Payments due under operating and capital leases net of sublease amounts and non-cancellable future rentals during the next five years are as follows:

	2014	2015	2016	2017	2018
Minimum operating lease payments, net of sublease amounts	$223	$171	$142	$120	$95
Minimum capital lease payments, net of sublease amounts	61	37	22	14	0
Accounts payable related to purchases of property, plant and equipment were $213 and $234 for the years ended December 31, 2013 and 2012.

Note 9 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2013	2012
Time deposits	$6,090	$3,135
Pledged money market funds(1)	46	56
Available-for-sale investments	8	9
Equity method investments (2)	1,164	1,137
Restricted cash(3)	33	25
Other investments	33	35
Total	$7,374	$4,397

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $226 and $341 during 2013 and 2012. Retained earnings at December 31, 2013 include undistributed earnings from our equity method investments of $144.

(3)	Restricted to pay certain claims related to workers’ compensation and life insurance premiums for certain employees.
Equity Method Investments
Our equity method investments consisted of the following as of December 31:

	Segment	Ownership Percentages	Investment Balance
			2013	2012
United Launch Alliance	Network & Space Systems (N&SS)	50%	$970	$946
Other	Commercial Airplanes, N&SS and Global Services & Support (GS&S)		194	191
Total Equity method investments			$1,164	$1,137
Note 10 – Other Assets
Sea Launch
At December 31, 2013 and 2012, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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
Note 11 – Liabilities, Commitments and Contingencies
Accrued Liabilities
Accrued liabilities at December 31 consisted of the following:

	2013	2012
Accrued compensation and employee benefit costs	$6,158	$5,769
Environmental	649	710
Product warranties	1,570	1,572
Forward loss recognition	360	387
Dividends payable	542	367
Other	4,852	4,190
Total	$14,131	$12,995
Environmental
The following table summarizes environmental remediation activity during the years ended December 31, 2013 and 2012.

	2013	2012
Beginning balance – January 1	$710	$758
Reductions for payments made	(120)	(121)
Changes in estimates	59	73
Ending balance – December 31	$649	$710
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At December 31, 2013 and 2012, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $928 and $865.

Product Warranties
The following table summarizes product warranty activity recorded during the years ended December 31, 2013 and 2012.

	2013	2012
Beginning balance – January 1	$1,572	$1,046
Additions for current year deliveries	595	678
Reductions for payments made	(419)	(315)
Changes in estimates	(178)	163
Ending balance - December 31	$1,570	$1,572
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
Trade-in commitment agreements at December 31, 2013 have expiration dates from 2014 through 2023. At December 31, 2013 and 2012, total contractual trade-in commitments were $1,605 and $1,535. As of December 31, 2013 and 2012, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $325 and $108 and the fair value of the related trade-in aircraft was $325 and $108.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $17,987 and $18,083 as of December 31, 2013 and 2012. The estimated earliest potential funding dates for these commitments as of December 31, 2013 are as follows:

Total
2014	$2,309
2015	2,914
2016	3,257
2017	3,026
2018	1,930
Thereafter	4,551
$17,987
As of December 31, 2013 all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,376 and $4,545 as of December 31, 2013 and 2012.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $527 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 6.
C-17
In September 2013, we decided to end production of C-17 aircraft in 2015 and recorded charges of $92, primarily for pension curtailment costs. We plan to produce 20 C-17 aircraft in 2014 and 2015 before ending production. At December 31, 2013, our backlog included 6 international orders for C-17 aircraft that are scheduled for delivery through mid-2014 and we have active sales campaigns for the remaining 14 unsold aircraft. We are currently incurring costs and have made commitments to suppliers related to the unsold aircraft. We believe it is probable that we will recover costs related to the unsold aircraft from international customer orders. Should orders for the 14 unsold aircraft not materialize or should we decide to discontinue production of unsold aircraft, we could incur charges to write-down inventory and/or record termination liabilities. At December 31, 2013, we had approximately $430 of capitalized precontract costs and $420 of potential termination liabilities to suppliers associated with the unsold aircraft.
Company Owned Life Insurance
McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2013 and 2012, the cash surrender value was $451 and $423 and the total loans were $425 and $400. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2013 and 2012.
United States Government Defense Environment Overview
U.S. government appropriation levels remain subject to significant uncertainty. In August 2011, the Budget Control Act (The Act) established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years. The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. The impact of sequestration cuts was reduced with respect to FY2014 and FY2015 following the enactment of The Bipartisan Budget Act in December 2013. However, significant uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. government discretionary spending levels will continue to be subject to significant pressure, including risk of future sequestration cuts.
In addition, there continues to be significant uncertainty with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies (including the National Aeronautics and Space Administration) within the overall budgetary framework described above. While the FY2014 appropriations finalized in January 2014 included funding for Boeing’s major programs, uncertainty remains about how defense budgets in FY2015 and beyond will affect Boeing’s programs. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
In addition to the risks described above, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result which could have impacts above and beyond those resulting from budget cuts or sequestration impacts. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders.
BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Airborne Early Warning and Control, India P-8I, Saudi Arabia F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could also result in lower margins or a material charge for reach-forward losses in 2014.
Recoverable Costs on Government Contracts
Our final incurred costs for each year are subject to audit and review for allowability by the U.S. government, which can result in payment demands related to costs they believe should be disallowed. We work with the U.S. government to assess the merits of claims and where appropriate reserve for amounts disputed. If we are unable to satisfactorily resolve disputed costs, we could be required to record an earnings charge and/or provide refunds to the U.S. government.
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs had gross margins that were breakeven or near breakeven during 2013.
Continued weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in pricing pressures and fewer 747 orders than anticipated. We continue to have a number of unsold 747 production positions. If market and production risks cannot be mitigated, the program could face a reach-forward loss that may be material.
The combination of production challenges, change incorporation, schedule delays and customer and supplier impacts has created significant pressure on 787 program profitability. If risks related to this program, including risks associated with planned production rate increases, or introducing the 787-9 and 787-10 derivatives as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as a reach-forward loss that may be material.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
December 31,	2013	2012	2013	2012	2013	2012
Contingent repurchase commitments	$1,872	$2,065	$1,871	$2,065	$5	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	127	137
Contract pricing	261	261			7	7
Other Delta contracts	227	232			8	8
Other indemnifications	106	137			28	32
Credit guarantees	35	13	27	4	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,233 of the $1,360 of inventory that was contributed by us and has yet to consume $127. ULA has made advance payments of $1,380 to us and we have recorded revenues and cost of sales of $1,049 under the inventory supply agreement through December 31, 2013.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the U.S. Air Force (USAF) for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal, and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to the expiration. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. The hearing before the ASBCA concluded on December 20, 2013 and a post-trial briefing is expected by May 2014. If ULA is unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $278 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $17 for our portion of additional contract losses incurred by ULA.

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
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At December 31, 2013 and 2012, our maximum future cash exposure to losses associated with the loss sharing arrangement was $106 and $137 and our accrued liability under the loss sharing arrangement was $28 and $32.
In conjunction with our sales of Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma, we agreed to indemnify, for an indefinite period, the buyers for costs relating to pre-closing environmental conditions and certain other items. It is impossible to assess the potential number of future claims that may be asserted under these indemnifications, nor the amounts thereof (if any). As a result, we cannot estimate the maximum potential amount of future payments under these indemnities and therefore, no liability has been recorded. To the extent that claims have been made under these indemnities and/or are probable and reasonably estimable, liabilities associated with these indemnities are included in the environmental liability disclosure in Note 11.
Credit Guarantees We have issued credit guarantees, principally to facilitate the sale and/or financing of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor or certain specified services are not performed. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit guarantees are collateralized by the underlying commercial aircraft and certain other assets. Current outstanding credit guarantees expire within the next seven years.
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
The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position. As of December 31, 2013 and 2012, the assets and liabilities associated with the City of Wichita IRBs were $690 and $738.

Note 13 – Debt
On May 3, 2013, we issued $350 of fixed rate senior notes due May 15, 2018 (Fixed Rate Senior Notes) and $150 of floating rate senior notes due November 3, 2014 (Floating Rate Senior Notes). The Fixed Rate Senior Notes bear an annual interest rate of 0.95%, and may be redeemed at our option at any time for a redemption price equal to the full principal amount plus any accrued and unpaid interest and a make-whole premium. The Floating Rate Senior Notes bear an annual interest rate of three-month LIBOR plus one basis point, and are not redeemable prior to maturity. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaling $494, after deducting underwriting discounts, commissions and offering expenses, were used to fund BCC.
Interest incurred, including amounts capitalized, was $548, $625 and $683 for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense recorded by BCC is reflected as a separate line item on our Consolidated Statements of Operations, and is included in Earnings from operations. Total Company interest payments were $551, $614 and $626 for the years ended December 31, 2013, 2012 and 2011, respectively.
We have $4,845 currently available under credit line agreements, of which $2,392 is a 364-day revolving credit facility expiring in November 2014 and $2,453 is a five-year credit facility, of which $2,393 expires in November 2018 and $60 in November 2017. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2013	2012
Unsecured debt securities	$1,370	$1,224
Non-recourse debt and notes	32	51
Capital lease obligations	68	96
Other notes	93	65
Total	$1,563	$1,436
Debt at December 31 consisted of the following:

	2013	2012
Unsecured debt securities
Variable rate: 3-month USD LIBOR plus 1 basis point due 2014	$150
0.95% - 5.00% due through 2023	4,832	$4,521
5.80% - 6.88% due through 2043	2,392	3,591
7.25% – 8.75% due through 2043	1,672	1,672
Non-recourse debt and notes
4.12% - 4.84% notes due through 2013		13
6.98% - 7.38% notes due through 2021	233	231
Capital lease obligations due through 2017	151	179
Other notes	205	202
Total debt	$9,635	$10,409

Total debt is attributable to:

	2013	2012
BCC	$2,577	$2,742
Other Boeing	7,058	7,667
Total debt	$9,635	$10,409
At December 31, 2013, $256 of debt (non-recourse debt and notes and capital lease obligations) was collateralized by customer financing assets totaling $404.
Scheduled principal payments for debt and minimum capital lease obligations for the next five years are as follows:

	2014	2015	2016	2017	2018
Scheduled principal payments	$1,562	$888	$1,075	$58	$638
Note 14 – Postretirement Plans
The majority of our employees are earning benefits under defined benefit pension plans. All nonunion and some union employees hired after December 31, 2008 are not covered by defined benefit plans. We fund our major pension plans through trusts. Pension assets are placed in trust solely for the benefit of the plans’ participants, and are structured to maintain liquidity that is sufficient to pay benefit obligations as well as to keep pace over the long-term with the growth of obligations for future benefit payments.
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
The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation (PBO). We have recognized the aggregate of all overfunded plans in Other assets, and the aggregate of all underfunded plans in either Accrued retiree health care or Accrued pension plan liability, net. The portion of the amount by which the actuarial present value of benefits included in the PBO exceeds the fair value of plan assets, payable in the next 12 months, is reflected in Accrued liabilities. The components of net periodic benefit cost were as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2013	2012	2011	2013	2012	2011
Service cost	$1,886	$1,649	$1,406	$148	$146	$221
Interest cost	2,906	3,005	3,116	263	313	484
Expected return on plan assets	(3,874)	(3,831)	(3,741)	(6)	(7)	(6)
Amortization of prior service costs	196	225	244	(180)	(197)	(96)
Recognized net actuarial loss	2,231	1,937	1,254	95	119	178
Settlement and curtailment loss	104	25	64		(1)	3
Net periodic benefit cost	$3,449	$3,010	$2,343	$320	$373	$784

Net periodic benefit cost included in Earnings from operations	$3,036	$2,407	$1,648	$353	$543	$692

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
The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2013 and 2012. Benefit obligation balances presented below reflect the PBO for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2013	2012	2013	2012
Change in benefit obligation
Beginning balance	$75,895	$67,651	$7,981	$7,997
Service cost	1,886	1,649	148	146
Interest cost	2,906	3,005	263	313
Plan participants’ contributions	8	9
Amendments	111	13	4	12
Actuarial (gain)/loss	(9,205)	6,378	(905)	(53)
Settlement/curtailment/other	(81)	(76)	(57)	(1)
Gross benefits paid	(2,874)	(2,744)	(451)	(474)
Subsidies			32	37
Exchange rate adjustment	(21)	10	(7)	4
Ending balance	$68,625	$75,895	$7,008	$7,981
Change in plan assets
Beginning balance at fair value	$56,178	$51,051	$110	$102
Actual return on plan assets	3,316	6,300	23	1
Company contribution	1,542	1,550	14	15
Plan participants’ contributions	8	9	3	3
Settlement/curtailment/other	(103)	(71)	11	10
Benefits paid	(2,792)	(2,669)	(21)	(21)
Exchange rate adjustment	(18)	8
Ending balance at fair value	$58,131	$56,178	$140	$110
Amounts recognized in statement of financial position at December 31 consist of:
Other assets	$60	$5
Other accrued liabilities	(80)	(71)	($340)	($343)
Accrued retiree health care			(6,528)	(7,528)
Accrued pension plan liability, net	(10,474)	(19,651)
Net amount recognized	($10,494)	($19,717)	($6,868)	($7,871)

Amounts recognized in Accumulated other comprehensive loss at December 31 were as follows:

	Pension		Other Postretirement Benefits
	2013	2012	2013	2012
Net actuarial loss	$15,460	$26,387	$561	$1,651
Prior service costs/(credits)	788	904	(614)	(799)
Total recognized in Accumulated other comprehensive loss	$16,248	$27,291	($53)	$852
The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2014 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial loss	$1,032	$7
Amortization of prior service costs/(credits)	178	(141)
Total	$1,210	($134)
The ABO for all pension plans was $63,491 and $69,312 at December 31, 2013 and 2012. Key information for our plans with ABO in excess of plan assets as of December 31 is as follows:

	2013	2012
Projected benefit obligation	$63,445	$75,851
Accumulated benefit obligation	58,334	69,272
Fair value of plan assets	52,905	56,129
Assumptions
The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at December 31 of each year and the net periodic benefit cost for the subsequent year.

December 31,	2013	2012	2011
Discount rate:
Pension	4.80%	3.80%	4.40%
Other postretirement benefits	4.20%	3.30%	4.00%
Expected return on plan assets	7.50%	7.50%	7.75%
Rate of compensation increase	4.00%	4.00%	3.90%
The discount rate for each plan is determined based on the plans’ expected future benefit payments using a yield curve developed from high quality bonds that are rated as Aa or better by at least half of the four rating agencies utilized as of the measurement date. The yield curve is fitted to yields developed from bonds at various maturity points. Bonds with the ten percent highest and the ten percent lowest yields are omitted. A portfolio of about 400 bonds is used to construct the yield curve. Since corporate bond yields are generally not available at maturities beyond 30 years, it is assumed that spot rates will remain level beyond that 30-year point. The present value of each plan’s benefits is calculated by applying the spot/discount rates to projected benefit cash flows. All bonds are U.S. issues, with a minimum outstanding of $50.

The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to recent trust performance and historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2013, the MRVA is approximately $1,340 less than the fair market value of assets.
Assumed health care cost trend rates were as follows:

December 31,	2013	2012	2011
Health care cost trend rate assumed next year	7.00%	7.50%	7.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that trend reached ultimate rate	2018	2018	2018
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

	Increase	Decrease
Effect on total of service and interest cost	$57	($47)
Effect on postretirement benefit obligation	681	(575)
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

The actual and target allocations by asset class for the pension assets at December 31 were as follows:

	Actual Allocations		Target Allocations
Asset Class	2013	2012	2013	2012
Fixed income	49%	49%	47%	47%
Global equity	29	29	26	26
Private equity	5	5	6	6
Real estate and real assets	8	8	11	11
Global strategies	4	4	4	4
Hedge funds	5	5	6	6
Total	100%	100%	100%	100%
Fixed income securities are invested broadly and primarily in long duration instruments. Global equity securities are invested broadly in U.S. and non-U.S. companies, across various industries and market capitalizations.
Real estate and real assets include global private investments that may be held through an investment in a limited partnership (LP) or other fund structures and publicly traded investments (such as Real Estate Investment Trusts (REIT) in the case of real estate). Real estate includes but is not limited to investments in office, retail, apartment and industrial properties. Real assets include but are not limited to investments in natural resources (such as energy, farmland and timber), commodities and infrastructure. Private equity investment vehicles are primarily limited partnerships (LPs) and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies.
Global strategies investments seek to capitalize on inefficiencies identified across different asset classes or markets, primarily using long-short positions in derivatives and physical securities. Hedge fund strategy types include, but are not limited to, event driven, relative value, long-short and multi-strategy.
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
As a percentage of total pension plan assets, derivative net notional amounts were 18.3% and 10.0% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and (2.2%) and (0.3)% for global equity, currency overlay and commodities at December 31, 2013 and 2012.
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

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2013 and 2012. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$15,262		$15,238	$24	$14,363		$14,360	$3
U.S. government and agencies	4,537		4,537		4,921		4,921
Mortgage backed and asset backed	1,040		491	549	752		191	561
Municipal	1,722		1,722		1,770		1,770
Sovereign	1,018		1,018		1,045		1,045
Common/collective/pooled funds	2,538	$16	2,522		2,346	$17	2,329
Other (1)	484		229	255	220	1	219
Derivatives:
Assets	55		55		36	1	35
Liabilities	(10)		(10)		(23)		(23)
Cash equivalents and other short-term investments	801		801		2,687	2,224	463
Currency overlay derivatives:
Assets	2		2		56		56
Liabilities	(3)		(3)		(55)		(55)
Equity securities:
U.S. common and preferred stock	6,919	6,919			6,144	6,144
Non-U.S. common and preferred stock	7,722	7,721		1	7,421	7,421
Common/collective/pooled funds	3,239	564	2,675		2,294	344	1,950
Derivatives:
Assets	4		4		19		19
Liabilities	(6)		(6)		(9)		(9)
Private equity (1)	2,968	10		2,958	2,942	26		2,916
Real estate and real assets:
Real estate	2,865	425	16	2,424	2,765	623	14	2,128
Real assets	1,506	336	464	706	1,327	286	377	664
Derivatives:
Assets	1		1		1		1
Liabilities	(1)		(1)		(2)		(2)
Global strategies	2,355		2,355		2,147		2,147
Hedge funds	2,776		1,667	1,109	2,736		1,263	1,473
Total	$57,794	$15,991	$33,777	$8,026	$55,903	$17,087	$31,071	$7,745

Cash	$87				$94
Receivables	458				388
Payables	(208)				(207)
Total	$58,131				$56,178

(1)	Certain private funds with a fixed income strategy were reclassified from private equity to other fixed income on January 1, 2013.

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
Common/collective/pooled funds are typically common or collective trusts valued at their net asset values (NAVs) that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity. Derivatives included in the table above are over-the-counter and are primarily valued using an income approach with inputs that include benchmark yields, swap curves, cash flow analysis, rating agency data and interdealer broker rates. Exchange-traded derivative positions are reported in accordance with changes in daily variation margin which is settled daily and therefore reflected in the payables and receivables portion of the table.
Cash equivalents and other short-term investments (which are used to pay benefits) are held in a separate account which consists of a commingled fund (with daily liquidity) and separately held short-term securities and cash equivalents. All of the investments in this cash vehicle are valued daily using a market approach with inputs that include quoted market prices for similar instruments. In the event a market price is not available for instruments with an original maturity of one year or less, amortized cost is used as a proxy for fair value. Common and preferred stock equity securities are primarily valued using a market approach based on the quoted market prices of identical instruments.
Private equity and private debt NAV valuations are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market based comparable data. For those investments reported on a one-quarter lagged basis (primarily LPs) we use NAVs, adjusted for subsequent cash flows and significant events.
Real estate and real asset NAV valuations are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data. For those investments reported on a one-quarter lagged basis (primarily LPs) NAVs are adjusted for subsequent cash flows and significant events. Publicly traded REITs and infrastructure stocks are valued using a market approach based on quoted market prices of identical instruments. Exchange-traded commodities futures positions are reported in accordance with changes in daily variation margin which is settled daily and therefore reflected in the payables and receivables portion of the table.
Global strategies investments are primarily limited liability company (LLC) or mutual fund structures. The NAVs are based on valuation of the underlying investments, which are primarily valued using a market approach. The funds generally have monthly liquidity.
Hedge funds consist of fund-of-fund LLC structures and direct hedge funds. The NAVs of the fund-of-funds are based on the NAVs of the underlying hedge funds as well as any cash and accruals held at the fund-of-fund level. For direct hedge funds the NAVs are primarily based on valuation of the underlying investments. This is primarily done by applying a market or income valuation methodology depending on the specific type of security or instrument held. Redemptions in hedge funds are based on specific terms and conditions of the individual funds.
Investments in private equity, private debt, real estate, real assets, global strategies, and hedge funds are primarily calculated and reported by the General Partner (GP), fund manager or third party administrator. Pension assets invested in these structures rely on the NAV of these investments as the practical expedient for the valuations.

The following tables present a reconciliation of Level 3 assets held during the year ended December 31, 2013 and 2012. Transfers into and out of Level 3 are reported at the beginning-of-year values.

	January 1, 2013 Balance	Net Realized and Unrealized Gains	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2013 Balance
Fixed income securities:
Corporate	$3		$16	$5	$24
Mortgage backed and asset backed	561		(11)	(1)	549
Other (1)	245	$37	(27)		255
Equity securities:
Non-U.S. common and preferred stock				1	1
Private equity (1)	2,671	536	(249)		2,958
Real estate and real assets:
Real estate	2,128	232	64		2,424
Real assets	664	78	(36)		706
Hedge funds	1,473	183	(627)	80	1,109
Total	$7,745	$1,066	($870)	$85	$8,026

(1)	Certain private funds with a fixed income strategy were reclassified from private equity to other fixed income on January 1, 2013.
For the year ended December 31, 2013, the change in unrealized gain for Level 3 assets still held at December 31, 2013 were $21 for other fixed income, $422 for private equity, $243 for real estate, $71 for real assets and $283 for hedge funds.

	January 1, 2012 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2012 Balance
Fixed income securities:
Corporate	$11	($12)	$11	($7)	$3
Mortgage backed and asset backed	11	41	151	358	561
Municipal	3			(3)
Private equity	2,859	208	(151)		2,916
Real estate and real assets:
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
Cash Flows
Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA), as well as rules governing funding of our non-U.S. pension plans, are expected to be minimal in 2014. We expect to make discretionary contributions to our plans of approximately $750 in 2014. We expect to contribute approximately $12 to our OPB plans in 2014.
Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

Year(s)	2014	2015	2016	2017	2018	2019-2023
Pensions	$3,173	$3,346	$3,522	$3,696	$3,865	$21,112
Other postretirement benefits:
Gross benefits paid	478	507	539	567	614	3,250
Subsidies	(39)	(41)	(41)	(42)	(43)	(215)
Net other postretirement benefits	$439	$466	$498	$525	$571	$3,035
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
Defined Contribution Plans
We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $742, $708 and $658 in 2013, 2012 and 2011, respectively.

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
Shares issued as a result of stock option exercises or conversion of stock unit awards will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to meet any requirements to issue shares during 2014.
Share-based plans expense is primarily included in General and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit were as follows:

Years ended December 31,	2013	2012	2011
Stock options	$93	$85	$88
Restricted stock units and other awards	113	108	98
Share-based plans expense	$206	$193	$186
Income tax benefit	$76	$75	$73
Stock Options
In February 2013, 2012 and 2011, we granted to our executives 6,591,968, 6,114,922 and 5,426,910 options, respectively. The options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. The stock options vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. If an executive terminates employment for any reason, the non-vested portion of the stock option will not vest and all rights to the non-vested portion will terminate completely.
Stock option activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	33,664,018	$71.81
Granted	6,698,861	76.35
Exercised	(15,605,753)	70.31
Forfeited	(926,233)	74.74
Expired	(63,150)	68.30
Outstanding at end of year	23,767,743	$73.97	6.81	$1,486
Exercisable at end of year	12,552,449	$72.70	5.11	$801

The total intrinsic value of options exercised was $546, $89 and $67 during the years ended December 31, 2013, 2012 and 2011, respectively. Cash received from options exercised for the years ended December 31, 2013, 2012 and 2011 was $1,097, $120 and $114 with a related tax benefit of $190, $29 and $23, respectively, derived from the compensation deductions resulting from these option exercises. At December 31, 2013, there was $95 of total unrecognized compensation cost related to our stock option plan which is expected to be recognized over a weighted average period of 1.8 years. The grant date fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $89, $83 and $92, respectively.
The fair values of options were estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value Per Share
2013	2/25/2013	6 years	29.0%	2.6%	1.0%	$15.85
2012	2/27/2012	6 years	29.9%	2.4%	1.1%	$16.89
2011	2/22/2011	6 years	29.8%	2.3%	2.5%	$17.96
The expected volatility of the stock options is based on a combination of our historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on our common stock. We determined the expected term of the stock option grants to be six years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since we changed the vesting terms, tax treatment and the recipients of our stock options beginning in 2006 such that we believe our historical data prior to 2006 does not provide a reasonable basis upon which to estimate expected term and we do not have enough option exercise data from our grants issued subsequent to 2006 to support our own estimate as a result of vesting terms and changes in the stock price.
Restricted Stock Units
In February 2013, 2012 and 2011, we granted to our executives 1,375,414, 1,369,810 and 1,364,440 restricted stock units (RSUs) as part of our long-term incentive program with grant date fair values of $75.97, $75.40 and $71.44 per share, respectively. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, involuntary layoff, disability, or death, the employee (or beneficiary) will immediately vest on a proration of stock units based on active employment during the three-year service period. In all other cases, the RSUs will not vest and all rights to the stock units will terminate completely. In addition to RSUs awarded under our long-term incentive program, we grant RSUs to certain executives and employees to encourage retention or to reward various achievements. These RSUs are labeled other restricted stock units in the table below. The fair values of all RSUs are estimated using the average stock price on the date of grant. Stock units settle in common stock on a one-for-one basis and are not contingent upon stock price.

Stock unit activity for the year ended December 31, 2013 is as follows:

	Incentive Program Restricted Stock Units	Other Restricted Stock Units
Number of units:
Outstanding at beginning of year	3,897,449	1,251,189
Granted	1,398,286	225,815
Dividends	72,405	21,573
Forfeited	(201,030)	(15,614)
Distributed	(1,444,793)	(350,033)
Outstanding at end of year	3,722,317	1,132,930
Unrecognized compensation cost	$104	$28
Weighted average remaining contractual life (years)	1.8	2.2
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
During 2013, 2012 and 2011, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for each three-year period following the grant date. The minimum payout amount is $0 and the maximum amount we could be required to pay out for the 2013, 2012 and 2011 Performance Awards is $275, $259 and $248, respectively. The 2011 grant is expected to be paid out in cash in March 2014.
Deferred Compensation
The Company has a deferred compensation plan which permits executives to defer receipt of a portion of their salary, bonus, and certain other incentive awards. Participants can diversify deferred compensation among 23 investment funds including a Boeing stock unit account.
Total expense related to deferred compensation was $238, $75 and $59 in 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the deferred compensation liability which is being marked to market was $1,258 and $1,104.

Note 16 – Shareholders’ Equity
On October 29, 2007, the Board approved the repurchase of up to $7,000 of common stock (the 2007 Program). At December 31, 2013, $810 in shares may still be repurchased under the Program. On December 16, 2013, the Board approved a new repurchase plan (the 2013 Program) for up to $10,000 of common stock that commences following the completion of the 2007 Program. Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.
As of December 31, 2013 and 2012, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized. No preferred stock has been issued.
Changes in Share Balances
The following table shows changes in each class of shares:

	Common Stock	Treasury Stock
Balance at January 1, 2011	1,012,261,159	277,002,059
Issued		(9,800,174)
Acquired		354,503
Balance at December 31, 2011	1,012,261,159	267,556,388
Issued		(11,935,423)
Acquired		1,009,663
Balance at December 31, 2012	1,012,261,159	256,630,628
Issued		(17,903,704)
Acquired		26,155,537
Balance at December 31, 2013	1,012,261,159	264,882,461

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2011	$232	($6)	$95	($14,079)		($13,758)
Other comprehensive loss before reclassifications	(35)	(2)	(13)	(3,721)		(3,771)
Amounts reclassified from AOCI			(16)	1,045	(2)	1,029
Net current period Other comprehensive loss	(35)	(2)	(29)	(2,676)		(2,742)
Balance at December 31, 2011	$197	($8)	$66	($16,755)		($16,500)
Other comprehensive income/(loss) before reclassifications	17		25	(2,290)		(2,248)
Amounts reclassified from AOCI			(5)	1,337	(2)	1,332
Net current period Other comprehensive income/(loss)	17		20	(953)		(916)
Balance at December 31, 2012	$214	($8)	$86	($17,708)		($17,416)
Other comprehensive income/(loss) before reclassifications	(64)		(75)	6,093		5,954
Amounts reclassified from AOCI			(17)	1,585	(2)	1,568
Net current period Other comprehensive income/(loss)	(64)		(92)	7,678		7,522
Balance at December 31, 2013	$150	($8)	($6)	($10,030)		($9,894)

(1)	Net of tax.

(2)
Primarily relates to amortization of actuarial gains/losses for the years ended December 31, 2013 2012 and 2011 totaling $1,516, $1,304 and $909 (net of tax of ($849), ($752) and ($523)) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 14.

Note 17 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, foreign currency option contracts, commodity swaps, and commodity purchase contracts. We use foreign currency forward and option contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions through 2023. We use commodity derivatives, such as swaps and fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2017.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	2013	2012	2013	2012	2013	2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,524	$2,310	$122	$202	($64)	($16)
Interest rate contracts	313	388	13	26
Commodity contracts	72	99	2		(39)	(71)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	259	412	12	3	(35)	(42)
Commodity contracts	9	15			(4)	(8)
Total derivatives	$3,177	$3,224	149	231	(142)	(137)
Netting arrangements			(63)	(53)	63	53
Net recorded balance			$86	$178	($79)	($84)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

Years ended December 31,	2013	2012
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($76)	$35
Commodity contracts	1	(10)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	37	35
Commodity contracts	(20)	(30)
Forward points recognized in Other income, net:
Foreign exchange contracts	34	22
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	17	(16)
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $6 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the years ended December 31, 2013 and 2012.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at December 31, 2013 was $7. At December 31, 2013, there was no collateral posted related to our derivatives.
Note 18 – Significant Group Concentrations of Risk
Credit Risk
Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. government. Of the $10,670 in gross accounts receivable and gross customer financing included in the Consolidated Statements of Financial Position as of December 31, 2013, $4,870 related predominantly to commercial aircraft customers ($924 of accounts receivable and $3,946 of customer financing) and $3,604 related to the U.S. government.
Of the $4,020 in gross customer financing, $2,720 related to customers we believe have less than investment-grade credit including American Airlines, United/Continental Airlines, and Hawaiian Airlines who were associated with 11%, 9% and 8%, respectively, of our financing portfolio. Financing for aircraft is collateralized by security in the related asset and in some instances security in other assets as well.
Other Risk
As of December 31, 2013, approximately 38% of our total workforce was represented by collective bargaining agreements and approximately 1% of our total workforce was represented by agreements expiring in 2014.
Note 19 – Fair Value Measurements
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

	December 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,783	$3,783			$4,534	$4,534
Available-for-sale investments	8	6		$2	9	6		$3
Derivatives	86		$86		178		$178
Total assets	$3,877	$3,789	$86	$2	$4,721	$4,540	$178	$3

Liabilities
Derivatives	($79)		($79)		($84)		($84)
Total liabilities	($79)		($79)		($84)		($84)
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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the years ended December 31, and the fair value and asset classification of the related assets as of the impairment date:

	2013		2012
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$216	($81)	$75	($55)
Property, plant and equipment	40	(15)	21	(21)
Total	$256	($96)	$96	($76)
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

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$216	Market approach	Aircraft value publications	$155 - $206(1) Median $189
			Aircraft condition adjustments	($18) - $45(2) Net $27

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statements of Financial Position at December 31 were as follows:

	December 31, 2013
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$6,546	$6,525		$6,525
Notes receivable, net	572	622		622
Liabilities
Debt, excluding capital lease obligations	(9,483)	(10,897)		(10,897)

	December 31, 2012
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$5,608	$5,642		$5,642
Notes receivable, net	571	632		632
Liabilities
Debt, excluding capital lease obligations	(10,231)	(12,269)		(12,221)	($48)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair value of our debt classified as Level 3 is based on the median of the underlying collateral value as described above. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Consolidated Statements of Financial Position, approximate their fair value at December 31, 2013 and 2012. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

Note 20 – Legal Proceedings
Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Potentially material contingencies are discussed below. In addition, the discussion below addresses the settlement of the A-12 litigation.
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
On May 17, 2013, the President's Fiscal 2014 Budget Request to Congress included a new Department of Defense General Provision that would authorize the Secretary of the Navy to receive and retain payment in-kind in settlement of the A-12 aircraft litigation. On July 30, 2013, the Team and the Navy executed a settlement agreement that took effect upon enactment of the authorization legislation on December 26,

2013. The parties signed a contract modification effectuating the settlement on January 13, 2014 and, on January 23, 2014, the parties filed a stipulation of dismissal with the court, voluntarily dismissing the litigation with prejudice. As a result, the Company recorded a $406 pre-tax charge in 2013, which consists of writing-off A-12 inventory, recorded as cost of sales, and providing three EA-18G Growlers at no cost to the U.S. Navy, recorded as a reduction in revenues.
Employment, Labor and Benefits Litigation
In connection with the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit), certain individuals not hired by Spirit alleged that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated ERISA, violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. In 2012, the Tenth Circuit Court of Appeals affirmed the district court's 2010 summary judgment in favor of Boeing and Spirit on all class action claims, but the parties were not precluded from making claims on an individual basis. As of December 31, 2013, eighty-eight individual claims related to this matter were pending. Spirit has agreed to indemnify Boeing for any and all losses.
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
On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. During the first quarter of 2010, the Seventh Circuit Court of Appeals granted a stay of trial proceedings in the district court pending resolution of an appeal made by Boeing in 2008 to the case’s class certification order. On January 21, 2011, the Seventh Circuit reversed the district court’s class certification order and decertified the class. The Seventh Circuit remanded the case to the district court for further proceedings. On September 19, 2013, the district court granted plaintiffs’ motion for class certification. On October 3, 2013, Boeing filed a petition for review of the class certification order with the Seventh Circuit Court of Appeals, which was denied by the Seventh Circuit on November 26, 2013. Summary judgment briefs were filed in the district court on January 6, 2014, and plaintiffs’ opposition briefs were filed on February 10, 2013. We cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.

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
Our BMA segment is engaged in the research, development, production and modification of manned and unmanned military aircraft and weapons systems for global strike, including fighter aircraft and missile systems; vertical lift including rotorcraft and tilt-rotor aircraft; mobility, surveillance and engagement, including command and control, battle management, airborne, anti-submarine, transport and tanker aircraft.
Our N&SS segment is engaged in the research, development, production and modification of the following products and related services: electronics and information solutions, including command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), cyber and information solutions, and intelligence systems; strategic missile and defense systems; space and intelligence systems, including satellites and commercial satellite launch vehicles; and space exploration.
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
Our BCC segment facilitates, arranges, structures and provides selective financing solutions for our Commercial Airplanes customers. In the space and defense markets, BCC primarily arranges and structures financing solutions for our BDS government and commercial satellite customers.
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
Effective January 1, 2013, 2012 and 2011 certain programs were realigned among BDS segments. Business segment data for all periods presented have been adjusted to reflect the realignment. Effective January 1, 2013, BCC's accounting policies for certain leasing transactions were aligned with Boeing's consolidated accounting policies. Segment information previously reported has been adjusted to reflect this change. The resulting adjustments affected the BCC and Other segments as well as consolidated amounts reported for Boeing Capital interest expense, Earnings from operations, and Interest and debt expense.

While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues, including foreign military sales, are reported by customer location and consisted of the following:

Years ended December 31,	2013	2012	2011
Asia, other than China	$12,200	$10,390	$7,438
China	10,555	6,086	4,779
Europe	10,622	10,269	9,850
Middle East	9,165	10,285	5,477
Oceania	1,657	2,043	3,067
Canada	1,486	586	618
Africa	621	1,282	1,759
Latin America, Caribbean and other	2,725	3,555	1,356
Total non-U.S. revenues	49,031	44,496	34,344
United States	37,592	37,202	34,391
Total revenues	$86,623	$81,698	$68,735
Revenues from the U.S. government (including foreign military sales through the U.S. government), primarily recorded at BDS, represented 34%, 33% and 37% of consolidated revenues for 2013, 2012 and 2011, respectively. Approximately 3% of operating assets were located outside the United States as of December 31, 2013 and 2012. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.
Depreciation and Amortization

Years ended December 31,	2013	2012	2011
Commercial Airplanes	$632	$614	$565
Defense, Space & Security:
Boeing Military Aircraft	131	120	116
Network & Space Systems	120	123	128
Global Services & Support	69	67	62
Total Defense, Space & Security	320	310	306
Boeing Capital Corporation	110	150	153
Other segment	299	261	242
Unallocated items and eliminations	483	476	409
Total	$1,844	$1,811	$1,675

Capital Expenditures

Years ended December 31,	2013	2012	2011
Commercial Airplanes	$694	$665	$540
Defense, Space & Security:
Boeing Military Aircraft	186	153	122
Network & Space Systems	96	115	101
Global Services & Support	48	57	55
Total Defense, Space & Security	330	325	278
Other segment	323	232	174
Unallocated items and eliminations	751	481	721
Total	$2,098	$1,703	$1,713
Unallocated capital expenditures relate primarily to assets managed by SSG on behalf of the five principal segments.
We recorded Earnings from operations associated with our cost and equity method investments of $25, $77 and $69 in our Commercial Airplanes segment and $203, $196 and $210 in BDS, primarily in our N&SS segment, for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

Years ended December 31,	2013	2012	2011
Commercial Airplanes	$879	$1,215	$701
Boeing Capital	29	49	66
Total	$908	$1,264	$767

Unallocated Items and Eliminations
Unallocated items and eliminations includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items and eliminations are shown in the following table.

Years ended December 31,	2013	2012	2011
Share-based plans	($95)	($81)	($83)
Deferred compensation	(238)	(75)	(61)
Capitalized interest	(69)	(70)	(51)
Eliminations and other	(703)	(266)	(276)
Sub-total	(1,105)	(492)	(471)
Pension	(1,374)	(787)	(269)
Postretirement	60	(112)	(248)
Pension and Postretirement	(1,314)	(899)	(517)
Total	($2,419)	($1,391)	($988)
Unallocated Pension and Other Postretirement Benefit Expense
Unallocated pension and other postretirement benefit expense represents the portion of pension and other postretirement benefit costs that are not recognized by business segments for segment reporting purposes. Through 2012, the business segments have been allocated pension and other postretirement benefit costs using U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than Generally Accepted Accounting Principles in the United States of America (GAAP). Beginning in 2013, pension costs, comprising GAAP service and prior service costs, are allocated to Commercial Airplanes. BDS continues to be allocated CAS pension costs which are allocable to government contracts. Other postretirement benefit costs will continue to be allocated to business segments based on CAS, which is generally based on benefits paid. Prior year allocations have not been adjusted.
Assets
Segment assets are summarized in the table below.

December 31,	2013	2012
Commercial Airplanes	$49,520	$41,769
Defense, Space & Security:
Boeing Military Aircraft	6,973	6,582
Network & Space Systems	6,450	6,669
Global Services & Support	3,939	3,692
Total Defense, Space & Security	17,362	16,943
Boeing Capital	3,914	4,347
Other segment	1,208	1,043
Unallocated items and eliminations	20,659	24,794
Total	$92,663	$88,896
Assets included in Unallocated items and eliminations primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations.

Note 22 – Quarterly Financial Data (Unaudited)

	2013				2012
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Total revenues	$23,785	$22,130	$21,815	$18,893	$22,302	$20,008	$20,005	$19,383
Total costs and expenses	(20,388)	(18,674)	(18,450)	(15,756)	(19,046)	(16,799)	(16,746)	(16,074)
Earnings from operations	1,515	1,803	1,716	1,528	1,624	1,559	1,542	1,565
Net earnings from continuing operations	1,233	1,160	1,087	1,106	978	1,034	967	924
Net (loss)/gain from disposal of discontinued operations		(2)	1			(2)		(1)
Net earnings	1,233	1,158	1,088	1,106	978	1,032	967	923
Basic earnings per share from continuing operations	1.63	1.53	1.43	1.45	1.29	1.36	1.28	1.23
Basic earnings per share	1.63	1.53	1.43	1.45	1.29	1.36	1.28	1.23
Diluted earnings per share from continuing operations	1.61	1.51	1.41	1.44	1.28	1.35	1.27	1.22
Diluted earnings per share	1.61	1.51	1.41	1.44	1.28	1.35	1.27	1.22
Cash dividends declared per share	1.215		0.97		0.925		0.88
Common stock sales price per share:
High	142.00	120.38	104.15	86.84	76.56	75.96	77.83	76.74
Low	113.34	98.99	83.80	72.68	69.20	69.03	66.82	72.30
Quarter end	136.49	117.50	102.44	85.85	75.36	69.60	74.30	74.37
Gross profit is calculated as Total revenues minus Total costs and expenses. Total costs and expenses includes Cost of products, Cost of services and Boeing Capital interest expense.
During the first quarter of 2012, we recorded a benefit of $121 related to a favorable court judgment on satellite litigation.
During the fourth quarter of 2013, we recorded a charge of $406 related to the A-12 litigation settlement. See Note 20.
In 2013, we recorded income tax benefits of $145 in the first quarter and $212 in the fourth quarter related to research tax credits.
We increased our quarterly dividend from $0.44 to $0.485 in December 2012 and to $0.73 in December 2013.
Note 23 – Subsequent Event
In January 2014, employees represented by the International Association of Machinists and Aerospace Workers District 751 (IAM 751) voted to extend our collective bargaining agreement to September 2024. Under the terms of the agreement, IAM 751-represented employees’ accrued pension benefits will immediately vest and in November 2016 these employees will transition to a company-funded retirement savings plan in lieu of participation in the defined benefit pension plan. IAM 751-represented employees hired on or after January 3, 2014 will be immediately covered by the company-funded retirement savings plan. The defined benefit pension plan changes will be accounted for as a curtailment in the first quarter of 2014 and are expected to result in a non-cash charge of approximately $140 and a reduction to our overall pension liability of approximately $130.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 14, 2014

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

(c)	Changes in Internal Controls Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers as of February 14, 2014, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Christopher M. Chadwick	53
Executive Vice President, President and Chief Executive Officer of Boeing Defense, Space & Security since December 2013. Mr. Chadwick joined Boeing in 1982, and his previous positions include President of Boeing Military Aircraft from March 2009 to December 2013; President of Precise Engagement and Mobility Systems from February 2008 to February 2009; Vice President and General Manager, Global Strike Systems from January 2006 to January 2008; and Vice President of F/A-18 from January 2004 to December 2005.

Raymond L. Conner	58
Vice Chairman, President and Chief Executive Officer of Commercial Airplanes since December 2013. Mr. Conner joined Boeing in 1977, and his previous positions include Executive Vice President, President and Chief Executive Officer of Commercial Airplanes from June 2012 to December 2013; Senior Vice President of Sales and Customer Support of Commercial Airplanes from August 2011 to June 2012; Vice President and General Manager, Supply Chain Management and Operations of Commercial Airplanes from December 2008 to August 2011; Vice President of Sales, Commercial Airplanes from December 2007 to December 2008; and Vice President and General Manager of the 777 Program. Mr. Conner serves on the board of Johnson Controls, Inc.

Wanda K. Denson-Low	57
Senior Vice President, Office of Internal Governance since May 2007. Ms. Denson-Low joined Boeing in 2000 when the Company acquired Hughes Space and Communications where she held the position of Vice President, General Counsel. Her prior positions at Boeing include Vice President and Assistant General Counsel of BDS and Vice President of Human Resources for BDS.

Thomas J. Downey	49
Senior Vice President, Communications since January 2007. Mr. Downey joined Boeing in 1986, and his prior positions include Vice President, Corporate Communications; Vice President, Commercial Airplanes Communications; Corporate Vice President, Internal and Executive Communications; and General Manager of Communications and Community Relations for Military Aircraft and Missile Systems unit.

Shephard W. Hill	61
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

Timothy J. Keating	52
Senior Vice President, Government Operations since joining Boeing in June 2008. Mr. Keating served as Senior Vice President, Global Government Relations at Honeywell International Inc. from October 2002 to May 2008. Prior thereto, Mr. Keating was Chairman of the Board and Managing Partner of Timmons and Company (a Washington, D.C. lobbying firm).

Name	Age	Principal Occupation or Employment/Other Business Affiliations
J. Michael Luttig	59
Executive Vice President, General Counsel since April 2009. Mr. Luttig joined Boeing in May 2006 as Senior Vice President, General Counsel. From October 1991 to May 2006, he served on the United States Court of Appeals for the Fourth Circuit. Mr. Luttig previously served as Assistant Attorney General of the United States, Counselor to the Attorney General at the Department of Justice and Principal Deputy Assistant Attorney General at the Department of Justice and was associated with Davis Polk & Wardwell LLP. Mr. Luttig serves as Director, Franklin Templeton Mutual Funds.

W. James McNerney, Jr.	64
Chairman and Chief Executive Officer since July 2005. Mr. McNerney also served as President of The Boeing Company from July 2005 to December 2013. Mr. McNerney previously served as Chairman and Chief Executive Officer of 3M Company from January 2001 to June 2005. Beginning in 1982, he served in management positions at General Electric Company, his most recent being President and Chief Executive Officer of GE Aircraft Engines from 1997 to 2000. Mr. McNerney also serves on the boards of The Procter & Gamble Company and International Business Machines Corporation. He is Chair of President Obama's Export Council.

Dennis A. Muilenburg	50
Vice Chairman, President and Chief Operating Officer since December 2013. Mr. Muilenburg joined Boeing in 1985, and his previous positions include Executive Vice President, President and Chief Executive Officer of BDS from September 2009 to December 2013; President of Global Services & Support from February 2008 to August 2009; Vice President and General Manager of Combat Systems from May 2006 to February 2008; and Vice President and Program Manager for Future Combat Systems. Mr. Muilenburg serves on the board of Caterpillar Inc.

Anthony M. Parasida	57
Senior Vice President, Human Resources and Administration since April 2013. Mr. Parasida joined Boeing in 1978, and his previous positions include Senior Vice President from October 2012 to April 2013, President of Global Services & Support from September 2009 to October 2012; Vice President and General Manager of Surveillance and Engagement Systems from January 2006 to September 2009; Vice President of P-8; and Vice President of F/A-18.

Gregory D. Smith	47
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

John J. Tracy	59
Chief Technology Officer and Senior Vice President, Engineering, Operations & Technology since October 2006. Dr. Tracy joined Boeing in 1981, and his previous positions include Vice President of Engineering and Mission Assurance for BDS; Vice President of Structural Technologies, Prototyping, and Quality for Phantom Works; and General Manager of Engineering for Military Aircraft and Missiles.

Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2014 Proxy Statement for our Annual Shareholders Meeting scheduled to be held on April 28, 2014 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees – Audit Committee” in the 2014 Proxy Statement, and that information is incorporated by reference herein.
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
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Corporate Governance – Director Compensation” in the 2014 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2014 Proxy Statement, and that information is incorporated by reference herein.
Equity Compensation Plan Information
We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2013:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	23,767,743	$73.97
Deferred compensation	3,793,771
Other stock units	4,855,247
Equity compensation plans not approved by shareholders	None	None	None
Total(1)	32,416,761	$73.97	24,900,023

(1)
Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance periods which end in 2013, 2014 and 2015.

For further information, see Note 15 to our Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K will be included under the caption “Corporate Governance – Related Person Transactions” in the 2014 Proxy Statement, and that information is incorporated by reference herein.
The information required by Item 407(a) of Regulation S-K will be included under the caption “Corporate Governance – Director Independence” in the 2014 Proxy Statement, and that information is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the 2014 Proxy Statement, and that information is incorporated by reference herein.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements
Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules
All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

3.	Exhibits

(3)	Articles of Incorporation and By-Laws.

(i)	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2006).

(ii)	By-Laws of The Boeing Company, as amended and restated December 16, 2013 (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 16, 2013).

(10)	Material Contracts.
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

Business Acquisition Agreements

(iii)
Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L.L.C. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2005).

(iv)
Delta Inventory Supply Agreement, dated as of December 1, 2006, by and between United Launch Alliance, L.L.C. and The Boeing Company (Exhibit (10)(vi) to the Company’s Form 10-K for the year ended December 31, 2006).

Management Contracts and Compensatory Plans

(v)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated effective January 1, 2009 (Exhibit 4.1 to the Company’s Form S-8 filed on December 22, 2008).

(vi)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(vii)	Deferred Compensation Plan for Directors of The Boeing Company, as amended and restated effective January 1, 2008 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(viii)
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

(x)	Amended and Restated Executive Employment Agreement with W. James McNerney, Jr. dated March 13, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2008).

(xi)	Summary of Non-Employee Director Compensation (Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2012).

(xii)
2004 Variable Compensation Plan (formerly the 1999 Bonus and Retention Award Plan), as amended and restated effective January 1, 2008 (Exhibit 10.8 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xiii)
The Boeing Company Executive Layoff Benefits Plan, as amended and restated effective January 1, 2010 (Exhibit (10)(xxix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

(xiv)	The Boeing Company 2003 Incentive Stock Plan.

(a)	Plan, as amended and restated effective February 21, 2011 (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q dated March 31, 2011).

(b)	Form of Non-Qualified Stock Option Grant Notice of Terms (Exhibit (10)(xvii)(b) to the Company’s Form 10-K for the year ended December 31, 2010).

(c)	Form of Notice of Terms of Restricted Stock Units (Exhibit (10)(xvii)(c) to the Company’s Form 10-K for the year ended December 31, 2010).

(d)	Form of Performance Award Notice (Exhibit (10)(xvii)(d) to the Company’s Form 10-K for the year ended December 31, 2010).

(e)	Form of Notice of Terms of Restricted Stock Units dated February 27, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2012).

(f)	Form of Notice of Terms of Restricted Stock Units dated December 17, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2012).

(g)	Form of Notice of Terms of Restricted Stock Units dated February 25, 2013.

(xv)	Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated as of May 1, 2013.

(xvi)	The Boeing Company Elected Officer Annual Incentive Plan, as amended and restated effective January 1, 2008 (Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xvii)
Supplemental Pension Agreement between The Boeing Company and J. Michael Luttig dated January 25, 2007, as amended on November 14, 2007 (Exhibit (10)(xxx) to the Company’s Form 10-K for the year ended December 31, 2007).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Codes of Ethics.

(i)	The Boeing Company Code of Ethical Business Conduct for Members of the Board of Directors (www.boeing.com/corp_gov/conduct_for_directors.pdf).

(ii)	The Boeing Company Code of Conduct for Finance Employees (www.boeing.com/corp_gov/conduct_finance.html).

(iii)	The Boeing Company Code of Conduct (www.boeing.com/corp_gov/conduct_employee.html).

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

(i)	Commercial Program Method of Accounting (Exhibit (99)(i) to the 1997 Form 10-K).

(101)	Interactive Data Files.

(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2014.

THE BOEING COMPANY
(Registrant)
By:	/s/ Diana L. Sands
Diana L. Sands – Vice President of Finance and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2014.

/s/ W. James McNerney, Jr.	/s/ Edmund P. Giambastiani, Jr.
W. James McNerney, Jr. – Chairman and Chief Executive Officer	Edmund P. Giambastiani, Jr. – Director
(Principal Executive Officer)

/s/ Gregory D. Smith	/s/ Lawrence W. Kellner
Gregory D. Smith – Executive Vice President and Chief Financial Officer	Lawrence W. Kellner – Director
(Principal Financial Officer)

/s/ Diana L. Sands	/s/ Edward M. Liddy
Diana L. Sands – Vice President of Finance and Corporate Controller	Edward M. Liddy – Director
(Principal Accounting Officer)

/s/ David L. Calhoun	/s/ Susan C. Schwab
David L. Calhoun – Director	Susan C. Schwab – Director

/s/ Arthur D. Collins, Jr.	/s/ Ronald A. Williams
Arthur D. Collins, Jr. – Director	Ronald A. Williams – Director

/s/ Linda Z. Cook	/s/ Mike S. Zafirovski
Linda Z. Cook – Director	Mike S. Zafirovski – Director

/s/ Kenneth M. Duberstein
Kenneth M. Duberstein – Director