Form 10-Q
period 2014-03-31
BOEING CO
filed 2014-04-23
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 16, 2014, there were 729,224,508 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2014

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2014	2013
Sales of products	$18,015	$16,318
Sales of services	2,450	2,575
Total revenues	20,465	18,893

Cost of products	(15,258)	(13,728)
Cost of services	(2,020)	(2,009)
Boeing Capital interest expense	(18)	(19)
Total costs and expenses	(17,296)	(15,756)
	3,169	3,137
Income from operating investments, net	59	45
General and administrative expense	(877)	(971)
Research and development expense, net	(809)	(705)
Gain on dispositions, net		22
Earnings from operations	1,542	1,528
Other income, net	9	9
Interest and debt expense	(92)	(99)
Earnings before income taxes	1,459	1,438
Income tax expense	(494)	(332)
Net earnings from continuing operations	965	1,106
Net gain on disposal of discontinued operations, net of taxes
Net earnings	$965	$1,106
Basic earnings per share from continuing operations	$1.30	$1.45
Net gain on disposal of discontinued operations, net of taxes
Basic earnings per share	$1.30	$1.45
Diluted earnings per share from continuing operations	$1.28	$1.44
Net gain on disposal of discontinued operations, net of taxes
Diluted earnings per share	$1.28	$1.44
Cash dividends paid per share	$0.73	$0.49
Weighted average diluted shares (millions)	754.1	768.7
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2014	2013
Net earnings	$965	$1,106
Other comprehensive income, net of tax:
Currency translation adjustments	17	(23)
Unrealized gain on certain investments, net of tax of ($1) and $0	2
Unrealized (loss)/gain on derivative instruments:
Unrealized loss arising during period, net of tax of $6 and $15	(11)	(26)
Reclassification adjustment for losses included in net earnings, net of tax of ($3) and ($1)	5	2
Total unrealized loss on derivative instruments, net of tax	(6)	(24)
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service cost included in net periodic pension cost, net of tax of ($3) and ($1)	6	3
Net actuarial gain arising during the period, net of tax of ($346) and ($16)	620	30
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($94) and ($215)	169	378
Settlements and curtailments included in net income, net of tax of ($113) and ($5)	203	9
Pension and postretirement benefit related to our equity method investments, net of tax $0 and ($1)		2
Total defined benefit pension plans and other postretirement benefits, net of tax	998	422
Other comprehensive income, net of tax	1,011	375
Comprehensive income related to noncontrolling interest	3	2
Comprehensive income, net of tax	$1,979	$1,483
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2014	December 31 2013
Assets
Cash and cash equivalents	$6,942	$9,088
Short-term and other investments	5,282	6,170
Accounts receivable, net	7,341	6,546
Current portion of customer financing, net	256	344
Deferred income taxes	15	14
Inventories, net of advances and progress billings	44,941	42,912
Total current assets	64,777	65,074
Customer financing, net	3,280	3,627
Property, plant and equipment, net of accumulated depreciation of $15,281 and $15,070	10,263	10,224
Goodwill	5,046	5,043
Acquired intangible assets, net	2,996	3,052
Deferred income taxes	2,463	2,939
Investments	1,208	1,204
Other assets, net of accumulated amortization of $478 and $448	1,542	1,500
Total assets	$91,575	$92,663
Liabilities and equity
Accounts payable	$10,779	$9,498
Accrued liabilities	12,219	14,131
Advances and billings in excess of related costs	21,112	20,027
Deferred income taxes and income taxes payable	6,732	6,267
Short-term debt and current portion of long-term debt	1,660	1,563
Total current liabilities	52,502	51,486
Accrued retiree health care	6,515	6,528
Accrued pension plan liability, net	9,676	10,474
Non-current income taxes payable	166	156
Other long-term liabilities	808	950
Long-term debt	7,275	8,072
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,441	4,415
Treasury stock, at cost – 281,510,590 and 264,882,461 shares	(20,028)	(17,671)
Retained earnings	33,929	32,964
Accumulated other comprehensive loss	(8,883)	(9,894)
Total shareholders’ equity	14,520	14,875
Noncontrolling interest	113	122
Total equity	14,633	14,997
Total liabilities and equity	$91,575	$92,663
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2014	2013
Cash flows – operating activities:
Net earnings	$965	$1,106
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	52	58
Depreciation and amortization	448	429
Investment/asset impairment charges, net	29	26
Customer financing valuation benefit	(23)	(3)
Gain on disposal of discontinued operations	(1)
Gain on dispositions, net		(22)
Other charges and credits, net	47	53
Excess tax benefits from share-based payment arrangements	(68)	(23)
Changes in assets and liabilities –
Accounts receivable	(792)	(437)
Inventories, net of advances and progress billings	(2,049)	(3,000)
Accounts payable	1,350	654
Accrued liabilities	(1,385)	(1,133)
Advances and billings in excess of related costs	1,085	1,833
Income taxes receivable, payable and deferred	455	214
Other long-term liabilities	(124)	(73)
Pension and other postretirement plans	733	821
Customer financing, net	408	24
Other	(18)	(3)
Net cash provided by operating activities	1,112	524
Cash flows – investing activities:
Property, plant and equipment additions	(497)	(521)
Property, plant and equipment reductions	15	33
Acquisitions, net of cash acquired		(26)
Contributions to investments	(2,737)	(2,955)
Proceeds from investments	3,625	2,655
Net cash provided/(used) by investing activities	406	(814)
Cash flows – financing activities:
New borrowings	51	15
Debt repayments	(757)	(1,262)
Payments to noncontrolling interests	(12)
Repayments of distribution rights and other asset financing	(3)	(138)
Stock options exercised, other	109	76
Excess tax benefits from share-based payment arrangements	68	23
Employee taxes on certain share-based payment arrangements	(84)	(52)
Common shares repurchased	(2,500)
Dividends paid	(540)	(367)
Net cash used by financing activities	(3,668)	(1,705)
Effect of exchange rate changes on cash and cash equivalents	4	(11)
Net decrease in cash and cash equivalents	(2,146)	(2,006)
Cash and cash equivalents at beginning of year	9,088	10,341
Cash and cash equivalents at end of period	$6,942	$8,335
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance at January 1, 2013	$5,061	$4,122	($15,937)	$30,037	($17,416)	$100	$5,967
Net earnings				1,106		2	1,108
Other comprehensive income, net of tax of ($224)					375		375
Share-based compensation and related dividend equivalents		58					58
Excess tax pools		17					17
Treasury shares issued for stock options exercised, net		(4)	85				81
Treasury shares issued for other share-based plans, net		(114)	72				(42)
Changes in noncontrolling interest						(4)	(4)
Balance at March 31, 2013	$5,061	$4,079	($15,780)	$31,143	($17,041)	$98	$7,560

Balance at January 1, 2014	$5,061	$4,415	($17,671)	$32,964	($9,894)	$122	$14,997
Net earnings				965		3	968
Other comprehensive income, net of tax of ($554)					1,011		1,011
Share-based compensation and related dividend equivalents		55					55
Excess tax pools		68					68
Treasury shares issued for stock options exercised, net		12	102				114
Treasury shares issued for other share-based plans, net		(109)	41				(68)
Common shares repurchased			(2,500)				(2,500)
Changes in noncontrolling interest						(12)	(12)
Balance at March 31, 2014	$5,061	$4,441	($20,028)	$33,929	($8,883)	$113	$14,633
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2014	2013
Revenues:
Commercial Airplanes	$12,737	$10,690
Defense, Space & Security:
Boeing Military Aircraft	3,458	3,980
Network & Space Systems	1,876	1,960
Global Services & Support	2,299	2,170
Total Defense, Space & Security	7,633	8,110
Boeing Capital	82	105
Other segment	20	27
Unallocated items and eliminations	(7)	(39)
Total revenues	$20,465	$18,893
Earnings from operations:
Commercial Airplanes	$1,502	$1,219
Defense, Space & Security:
Boeing Military Aircraft	332	427
Network & Space Systems	168	156
Global Services & Support	278	249
Total Defense, Space & Security	778	832
Boeing Capital	44	44
Other segment	(62)	(58)
Unallocated items and eliminations	(720)	(509)
Earnings from operations	1,542	1,528
Other income, net	9	9
Interest and debt expense	(92)	(99)
Earnings before income taxes	1,459	1,438
Income tax expense	(494)	(332)
Net earnings from continuing operations	965	1,106
Net gain on disposal of discontinued operations, net of taxes
Net earnings	$965	$1,106
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2013 Annual Report on Form 10-K. Effective during the first quarter of 2014, certain programs previously reported in the Boeing Military Aircraft (BMA) segment were realigned to the Global Services & Support (GS&S) segment. See Note 17. Business segment data for 2013 have been adjusted to reflect the realignment.
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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2014 and 2013, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $167 and $105 and diluted earnings per share by $0.15 and $0.11.
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2014	2013
Net earnings	$965	$1,106
Less: earnings available to participating securities	2	3
Net earnings available to common shareholders	$963	$1,103
Basic
Basic weighted average shares outstanding	745.0	763.3
Less: participating securities	1.6	2.1
Basic weighted average common shares outstanding	743.4	761.2
Diluted
Basic weighted average shares outstanding	745.0	763.3
Dilutive potential common shares(1)	9.1	5.4
Diluted weighted average shares outstanding	754.1	768.7
Less: participating securities	1.6	2.1
Diluted weighted average common shares outstanding	752.5	766.6
Net earnings per share:
Basic	$1.30	$1.45
Diluted	1.28	1.44

(1)	Diluted EPS includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2014	2013
Stock options		19.1
Performance awards	6.1	5.8
Performance-based restricted stock units	1.3
Note 3 – Income Taxes
Our effective income tax rates were 33.9% and 23.1% for the three months ended March 31, 2014 and 2013. The effective tax rate for the first quarter of 2014 is higher than the comparable prior year period primarily due to the U.S. research and development tax credit (research tax credit). The research tax credit was effective for 2013, but due to the expiration at the end of 2013, no tax benefit is recorded in 2014. Furthermore, in the first quarter of 2013, Congress retroactively reinstated the research tax credit for 2012, which reduced income tax expense by $145. If Congress extends the research tax credit there will be a favorable impact on our 2014 effective income tax rate.

Federal income tax audits have been settled for all years prior to 2007, as of March 31, 2014. On April 8, 2014, the Joint Committee on Taxation completed its review of the 2007-2008 tax years and as a result, a tax benefit of approximately $115 will be recorded in the second quarter of 2014. The years 2009-2010 are currently being examined by the Internal Revenue Service (IRS). We are also subject to examination in major state and international jurisdictions for the 2001-2013 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve the matters presently under consideration for the 2009-2010 tax years with the IRS. Depending on the timing and outcome of the audit settlement, unrecognized tax benefits that affect the effective tax rate could increase earnings by up to $130 based on current estimates.
Note 4 – Accounts Receivable
Accounts receivable as of March 31, 2014, includes $112 of unbillable receivables on a long-term contract with LightSquared, LLC (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. Given the uncertainties inherent in bankruptcy proceedings, it is reasonably possible that we could incur losses related to these receivables in connection with the LightSquared bankruptcy.
Note 5 – Inventories
Inventories consisted of the following:

	March 31 2014	December 31 2013
Long-term contracts in progress	$13,257	$12,608
Commercial aircraft programs	51,789	48,065
Commercial spare parts, used aircraft, general stock materials and other	7,641	7,793
Inventory before advances and progress billings	72,687	68,466
Less advances and progress billings	(27,746)	(25,554)
Total	$44,941	$42,912
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At March 31, 2014 and December 31, 2013, the inventory balance, net of advances, was $350 and $425. At March 31, 2014, $333 of this inventory related to unsold launches. See Note 10.
Capitalized precontract costs of $826 and $520 at March 31, 2014 and December 31, 2013, are included in inventories.

Commercial Aircraft Programs
At March 31, 2014 and December 31, 2013, commercial aircraft programs inventory included the following amounts related to the 787 program: $30,246 and $27,576 of work in process (including deferred production costs of $23,123 and $21,620), $2,303 and $2,189 of supplier advances, and $3,453 and $3,377 of unamortized tooling and other non-recurring costs. At March 31, 2014, $17,838 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $8,737 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At March 31, 2014 and December 31, 2013, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,649 and $1,554 of deferred production costs, net of previously recorded reach-forward losses, and $552 and $563 of unamortized tooling costs. At March 31, 2014, $1,189 of 747 deferred production costs and unamortized tooling are expected to be recovered from units included in the program accounting quantity that have firm orders and $1,012 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,433 and $3,465 at March 31, 2014 and December 31, 2013.
Note 6 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	March 31 2014	December 31 2013
Financing receivables:
Investment in sales-type/finance leases	$1,655	$1,699
Notes	482	587
Operating lease equipment, at cost, less accumulated depreciation of $559 and $564	1,425	1,734
Gross customer financing	3,562	4,020
Less allowance for losses on receivables	(26)	(49)
Total	$3,536	$3,971
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At March 31, 2014 and December 31, 2013, we individually evaluated for impairment customer financing receivables of $97 and $95 and determined that none of these were impaired. We recorded no allowance for losses on these receivables as the collateral values exceed the carrying values of the receivables.
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

Our financing receivable balances by internal credit rating category are shown below.

Rating categories	March 31 2014	December 31 2013
BBB	$1,065	$1,091
BB	50	58
B	727	585
CCC	198	457
Other	97	95
Total carrying value of financing receivables	$2,137	$2,286
At March 31, 2014, our allowance related to receivables with ratings of B and BBB to which we applied default rates that averaged 18% and 2% to the exposure associated with those receivables.
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

	March 31 2014	December 31 2013
717 Aircraft ($438 and $444 accounted for as operating leases) (1)	$1,647	$1,674
757 Aircraft ($396 and $402 accounted for as operating leases) (1)	436	453
MD-80 Aircraft (Accounted for as sales-type finance leases) (1)	403	411
MD-11 Aircraft (Accounted for as operating leases) (1)	212	220
767 Aircraft ($54 and $60 accounted for as operating leases)	206	207
737 Aircraft ($133 and $138 accounted for as operating leases)	202	210
747 Aircraft ($177 and $183 accounted for as operating leases)	177	286
787 Aircraft (Accounted for as operating leases)		273

(1)	Out-of-production aircraft.

Note 7 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2014	December 31 2013
Time deposits	5,205	$6,090
Pledged money market funds (1)	46	46
Available-for-sale investments	11	8
Equity method investments (2)	1,165	1,164
Restricted cash (3)	30	33
Other investments	33	33
Total	$6,490	$7,374

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $59 and $50 during the three months ended March 31, 2014 and 2013.

(3)	Restricted to pay certain claims related to workers' compensation and life insurance premiums for certain employees.
Note 8 – Other Assets
Sea Launch
At March 31, 2014 and December 31, 2013, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. On April 11, 2014, the appellate court entered a ruling that the decision of the arbitrator is not appealable. We intend to appeal the appellate court’s ruling with the Supreme Court of Sweden. On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment and the $209 partner loan obligations. A trial in the United States District Court for the Central District of California is scheduled to commence January 26, 2015. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional pre-tax charges of up to $356. Our current assessment as to the collectability of these receivables takes into account the recent political unrest involving Russia and Ukraine, although we will continue to monitor the situation.

Note 9 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the three months ended March 31, 2014 and 2013.

	2014	2013
Beginning balance – January 1	$649	$710
Reductions for payments made	(19)	(8)
Changes in estimates	16	5
Ending balance – March 31	$646	$707
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2014 and December 31, 2013, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $923 and $928.
Product Warranties
The following table summarizes product warranty activity recorded during the three months ended March 31, 2014 and 2013.

	2014	2013
Beginning balance – January 1	$1,570	$1,572
Additions for current year deliveries	138	63
Reductions for payments made	(106)	(129)
Changes in estimates	47	1
Ending balance - March 31	$1,649	$1,507
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
Trade-in commitment agreements at March 31, 2014 have expiration dates from 2014 through 2023. At March 31, 2014, and December 31, 2013 total contractual trade-in commitments were $1,862 and $1,605. As of March 31, 2014 and December 31, 2013, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $477 and $325 and the fair value of the related trade-in aircraft was $477 and $325.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $17,599 and $17,987 as of March 31, 2014 and December 31, 2013. The estimated earliest potential funding dates for these commitments as of March 31, 2014 are as follows:

Total
April through December 2014	$1,655
2015	3,314
2016	3,526
2017	3,235
2018	1,643
Thereafter	4,226
$17,599
As of March 31, 2014, all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,310 and $4,376 as of March 31, 2014 and December 31, 2013.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $527 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.
C-17
In September 2013, we decided to end production of C-17 aircraft in 2015. In April 2014, we announced that we anticipate ending production approximately three months earlier based on our decision to produce three fewer aircraft in 2015 than previously planned. As a result, during the three months ended March 31, 2014, BDS recorded $48 to write off inventory and accrue termination liabilities to suppliers. At March 31, 2014, our backlog included 3 international orders for C-17 aircraft that are scheduled for delivery through mid-2014 and we have active sales campaigns for the remaining 11 unsold aircraft that we plan to produce. We are currently incurring costs and have made commitments to suppliers related to the unsold aircraft. We believe it is probable that we will recover costs related to the unsold aircraft from international customer orders. Should orders for the 11 unsold aircraft not materialize or should we decide to discontinue production of unsold aircraft, we could incur further charges to write-down inventory and/or record termination liabilities. At March 31, 2014, we had approximately $705 of capitalized precontract costs and $725 of potential termination liabilities to suppliers associated with the unsold aircraft.

F/A-18
At March 31, 2014, our backlog included 57 F/A-18 aircraft currently under contract with the U.S. Navy. In addition, the Fiscal Year 2013 and 2014 budgets include funding for an additional 44 aircraft. The President’s Fiscal Year 2015 budget request submitted in March 2014 did not include funding for additional F/A-18 aircraft. We are continuing to work with our U.S. customer as well as international customers to secure additional orders. The orders in backlog, combined with anticipated orders for the 44 aircraft currently funded, would complete production in 2016. Should additional orders not materialize, it is reasonably possible that we will decide in the next twelve months to end production of the F/A-18 at a future date. We are still evaluating the full financial impact of a potential production shutdown, including any recovery that may be available from the U.S. government.
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
Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies, including the National Aeronautics and Space Administration, within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company's operations, financial position and/or cash flows.
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

Russia/Ukraine
We are monitoring recent political unrest involving Russia and Ukraine, where we and some of our suppliers source titanium products and/or have operations. A number of our commercial customers also have operations in Russia and Ukraine. To date, we have not experienced any disruptions to production or deliveries. Should suppliers or customers experience disruption, our production and/or deliveries could be materially impacted.
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs had gross margins that were breakeven or near breakeven during the three months ended March 31, 2014.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Contingent repurchase commitments	$1,830	$1,872	$1,813	$1,871	$5	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	125	127
Contract pricing	261	261			7	7
Other Delta contracts	226	227			8	8
Other indemnifications	96	106			27	28
Credit guarantees	30	35	27	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.

Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,235 of the $1,360 of inventory that was contributed by us and has yet to consume $125. ULA has made advance payments of $1,440 to us and we have recorded revenues and cost of sales of $1,104 under the inventory supply agreement through March 31, 2014.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the U.S. Air Force (USAF) for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal, and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to the expiration of the contract. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. On November 20, 2013, the ASBCA denied the USAF motions in large part, leaving three of four ULA counts, and its overall claims, substantially intact. The trial before the ASBCA concluded on December 20, 2013. The parties will complete post-trial briefing by May 2014. The Board will likely issue a ruling thereafter, but there is no scheduled date or official deadline for its decision. If ULA is ultimately unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $278 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $17 for our portion of additional contract losses incurred by ULA.
Potential payments for Other Delta contracts include $85 related to deferred support costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. The DCMA has not yet issued a final decision related to the recoverability of the $114. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. On June 14, 2012, Boeing and ULA filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government. On November 9, 2012, the U.S. government filed an answer to our claim and asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit, and have filed an answer challenging it on multiple grounds. The litigation is in the discovery phase, and the Court has not yet set a trial date. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.

Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of BCC's Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At March 31, 2014 and December 31, 2013, our maximum future cash exposure to losses associated with the loss sharing arrangement was $96 and $106 and our accrued liability under the loss sharing arrangement was $27 and $28.
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
Note 11 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Pension		Other Postretirement Benefits
Three months ended March 31,	2014	2013	2014	2013
Service cost	$414	$473	$32	$37
Interest cost	784	731	72	67
Expected return on plan assets	(1,041)	(969)	(2)	(2)
Amortization of prior service costs	45	49	(36)	(45)
Recognized net actuarial loss	261	569	2	24
Settlement/curtailment/other losses	338	20
Net periodic benefit cost	$801	$873	$68	$81
Net periodic benefit cost included in Earnings from operations	$1,035	$791	$71	$91
In the first quarter of 2014, we announced changes to our nonunion and certain union retirement plans whereby approximately 100,000 employees will transition in 2016 to a company-funded defined contribution retirement savings plan in lieu of participation in defined benefit pension plans. The defined benefit pension plan changes resulted in charges of $334 in the first quarter of 2014, primarily for pension curtailment costs. In addition, we remeasured pension assets and benefit obligations for the affected pension plans. These remeasurements resulted in a net actuarial gain of $966 which is included in Other Comprehensive Income. The $966 reflects a gain of $1,988 resulting from benefit plan changes that was partially offset by net actuarial losses of $1,022 primarily driven by a reduction in the discount rate from approximately 4.8% at December 31, 2013 to approximately 4.5% as of the remeasurement dates.

Note 12 – Share-Based Compensation and Other Compensation Arrangements
Restricted Stock Units
On February 24, 2014, we granted to our executives 695,651 restricted stock units (RSUs) as part of our long-term incentive program with a grant date fair value of $129.58 per share. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date.
Performance-Based Restricted Stock Units
On February 24, 2014, we granted to our executives 662,215 performance-based restricted stock units (PBRSUs) as part of our long-term incentive program with a grant date fair value of $136.12 per share. The PBRSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date based on the Company’s total shareholder return as compared to a group of peer companies. The award payout can range from 0% to 200% of the original PBRSU award amount. Compensation expense for the award is recognized over the three-year performance period based upon the fair value determined at grant date using a Monte-Carlo simulation model.
Performance Awards
On February 24, 2014, we granted performance awards to our executives with the payout based on the achievement of financial goals for the three-year period ending December 31, 2016. At March 31, 2014, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $359.
Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the three months ended March 31, 2014 and 2013 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2013	$214	($8)	$86	($17,708)		($17,416)
Other comprehensive income/(loss) before reclassifications	(23)		(26)	32		(17)
Amounts reclassified from AOCI			2	390	(2)	392
Net current period Other comprehensive income/(loss)	(23)		(24)	422		375
Balance at March 31, 2013	$191	($8)	$62	($17,286)		($17,041)

Balance at January 1, 2014	$150	($8)	($6)	($10,030)		($9,894)
Other comprehensive income/(loss) before reclassifications	17	2	(11)	620		628
Amounts reclassified from AOCI			5	378	(2)	383
Net current period Other comprehensive income/(loss)	17	2	(6)	998		1,011
Balance at March 31, 2014	$167	($6)	($12)	($9,032)		($8,883)
(1)     Net of tax.

(2)
Primarily relates to settlements, curtailments and amortization of actuarial gains/losses for the three months ended March 31, 2014 and 2013 totaling $372 and $387 (net of tax of ($207) and ($220)) which is included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2014	December 31 2013	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,326	$2,524	$114	$122	($77)	($64)
Interest rate contracts	313	313	13	13
Commodity contracts	50	72	3	2	(33)	(39)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	284	259	14	12	(30)	(35)
Commodity contracts	7	9			(3)	(4)
Total derivatives	$2,980	$3,177	144	149	(143)	(142)
Netting arrangements			(56)	(63)	56	63
Net recorded balance			$88	$86	($87)	($79)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Three months ended March 31
	2014	2013
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($12)	($26)
Commodity contracts	1
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(2)	3
Commodity contracts	(3)	(5)
Forward points recognized in Other income, net:
Foreign exchange contracts	7	8
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	(4)	(2)
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $11 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the three months ended March 31, 2014 and 2013.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2014 was $10. At March 31, 2014, there was no collateral posted related to our derivatives.
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

	March 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$2,101	$2,101			$3,783	$3,783
Available-for-sale investments	11	9		$2	8	6		$2
Derivatives	88		$88		86		$86
Total assets	$2,200	$2,110	$88	$2	$3,877	$3,789	$86	$2
Liabilities
Derivatives	($87)		($87)		($79)		($79)
Total liabilities	($87)		($87)		($79)		($79)

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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31 and the fair value and asset classification of the related assets as of the impairment date:

	2014		2013
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$27	($6)	$28	($21)
Property, plant and equipment	2	(10)	6	(5)
Total	$29	($16)	$34	($26)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2014, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$27	Market approach	Aircraft value publications	$17 - $42(1) Median $32
			Aircraft condition adjustments	($5) - $0(2) Net ($5)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2014
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$7,341	$7,418		$7,418
Notes receivable, net	478	517		517
Liabilities
Debt, excluding capital lease obligations	(8,796)	(10,402)		(10,402)

	December 31, 2013
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$6,546	$6,525		$6,525
Notes receivable, net	572	622		622
Liabilities
Debt, excluding capital lease obligations	(9,483)	(10,897)		(10,897)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair value of our debt classified as Level 3 is based on the median of the underlying collateral value as described above. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2014 and December 31, 2013. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 16 – Legal Proceedings
Various legal proceedings, claims and investigations related to products, contracts, employment and other matters are pending against us. Potentially material contingencies are discussed below.
We are subject to various U.S. government investigations, from which civil, criminal or administrative proceedings could result or have resulted in the past. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material effect on our financial position, results of operations, or cash flows, except as set forth below. Where it is reasonably possible that we will incur losses in excess of recorded amounts in connection with any of the matters set forth below, we will disclose either the amount or range of reasonably possible losses in excess of such amounts or, where no such amount or range can be reasonably estimated, the reasons why no such estimate can be made.
Employment, Labor and Benefits Litigation
In connection with the 2005 sale of our former Wichita facility to Spirit AeroSystems, Inc. (Spirit), certain individuals not hired by Spirit alleged that Spirit’s hiring decisions following the sale were tainted by age discrimination, violated the Employee Retirement Income Security Act (ERISA), violated our collective bargaining agreements, and constituted retaliation. The case was brought in 2006 as a class action on behalf of individuals not hired by Spirit. In 2012, the Tenth Circuit Court of Appeals affirmed the district court's 2010 summary judgment in favor of Boeing and Spirit on all class action claims, but the parties were not precluded from making claims on an individual basis. Claims with respect to twenty-six additional individuals were dismissed during the first quarter of 2014. As of March 31, 2014, sixty-two individual claims related to this matter were pending. Spirit has agreed to indemnify Boeing for any and all losses. We do not expect to incur any losses given the current status of this matter.
Also related to the 2005 sale of the former Wichita facility, on February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas, alleging collective bargaining agreement breaches and ERISA violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. On December 11, 2012 the court denied plaintiffs’ motion for summary judgment and granted Boeing’s motion for summary judgment on plaintiffs’ claim that amendment of The Boeing Company Employee Retirement Plan violated the IAM collective bargaining agreement, as well as individual ERISA §510 claims for interference with benefits. The court denied Boeing’s motion for all other claims. The parties are conducting additional discovery in anticipation of further court proceedings, which have not yet been scheduled. We believe that Spirit is obligated to indemnify Boeing for any and all losses in this matter, although to date Spirit has acknowledged a limited indemnification obligation. We currently estimate that the putative class includes up to approximately 2,000 former Wichita employees. We cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.
On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. During the first quarter of 2010, the Seventh Circuit Court of Appeals granted a stay of trial proceedings in the district court pending resolution of an appeal made by Boeing in 2008 to the case’s class certification order. On January 21, 2011, the Seventh Circuit reversed the district court’s class certification order and decertified the class. The Seventh Circuit remanded the case to the district court for further proceedings. On September 19, 2013, the district court granted plaintiffs’ motion for class certification. On October 3, 2013, Boeing filed a petition for review of the class certification order with the Seventh Circuit Court of Appeals, which was denied by the Seventh Circuit on November 26, 2013. Summary judgment briefs were filed in the district court on January 6, 2014, and plaintiffs’ opposition briefs were filed on February 10, 2014. We cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.

Note 17 – Segment Information
Effective during the first quarter of 2014, certain programs were realigned among BDS segments. The BMA aircraft programs Airborne Warning and Control Systems and Airborne Early Warning and Control and the F-22 Modernization program were realigned from BMA to GS&S. Business segment data for 2013 have been adjusted to reflect the realignment.
Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. See page 6 for a Summary of Business Segment Data, which is an integral part of this note.
Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Three months ended March 31
	2014	2013
Commercial Airplanes	$274	$195
Boeing Capital	7	9
Total	$281	$204
Unallocated Items and Eliminations
Unallocated items and eliminations includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items and eliminations are shown in the following table.

	Three months ended March 31
	2014	2013
Share-based plans	($24)	($31)
Deferred compensation	7	(56)
Capitalized interest	(18)	(17)
Eliminations and other	(132)	(66)
Sub-total	(167)	(170)
Pension	(576)	(358)
Postretirement	23	19
Pension and Postretirement	(553)	(339)
Total	($720)	($509)
Unallocated Pension and Other Postretirement Benefit Expense
Unallocated pension and other postretirement benefit expense represent the portion of pension and other postretirement benefit costs that are not recognized by business segments for segment reporting purposes. Pension costs, comprising GAAP service and prior service costs, are allocated to Commercial Airplanes. Pension costs are allocated to BDS using U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than Generally Accepted Accounting Principles in the United States of America (GAAP). These costs are allocable to government contracts. Other postretirement benefit costs are allocated to business segments based on CAS, which is generally based on benefits paid.

Assets
Segment assets are summarized in the table below:

	March 31 2014	December 31 2013
Commercial Airplanes	$52,077	$49,520
Defense, Space & Security:
Boeing Military Aircraft	6,429	5,872
Network & Space Systems	6,382	6,450
Global Services & Support	4,924	5,040
Total Defense, Space & Security	17,735	17,362
Boeing Capital	3,502	3,914
Other segment	1,234	1,208
Unallocated items and eliminations	17,027	20,659
Total	$91,575	$92,663
Assets included in Unallocated items and eliminations primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of operations, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
April 23, 2014

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

(4)	changing budget and appropriation levels and acquisition priorities of the U.S. government;

(5)	our dependence on U.S. government contracts;

(6)	our reliance on fixed-price contracts;

(7)	our reliance on cost-type contracts;

(8)	uncertainties concerning contracts that include in-orbit incentive payments;

(9)	our dependence on our subcontractors and suppliers as well as the availability of raw materials;

(10)	changes in accounting estimates;

(11)	changes in the competitive landscape in our markets;

(12)	our non-U.S. operations, including sales to non-U.S. customers;

(13)	potential adverse developments in new or pending litigation and/or government investigations;

(14)	customer and aircraft concentration in Boeing Capital’s customer financing portfolio;

(15)	changes in our ability to obtain debt on commercially reasonable terms and at competitive rates in order to fund our operations and contractual commitments;

(16)	realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures;

(17)	the adequacy of our insurance coverage to cover significant risk exposures;

(18)	potential business disruptions, including those related to physical security threats, information technology or cyber attacks or natural disasters;

(19)	work stoppages or other labor disruptions;

(20)	significant changes in discount rates and actual investment return on pension assets;

(21)	potential environmental liabilities; and

(22)	threats to the security of our or our customers’ information.

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

(Dollars in millions, except per share data)	Three months ended March 31
	2014	2013
Revenues	$20,465	$18,893

GAAP
Earnings from operations	$1,542	$1,528
Operating margins	7.5%	8.1%
Effective income tax rate	33.9%	23.1%
Net earnings	$965	$1,106
Diluted earnings per share	$1.28	$1.44

Non-GAAP (1)
Core operating earnings	$2,095	$1,867
Core operating margin	10.2%	9.9%
Core earnings per share	$1.76	$1.73

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 46 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2014	2013
Commercial Airplanes	$12,737	$10,690
Defense, Space & Security	7,633	8,110
Boeing Capital	82	105
Other segment	20	27
Unallocated items and eliminations	(7)	(39)
Total	$20,465	$18,893
Revenues for the three months ended March 31, 2014 increased by $1,572 million or 8%, compared with the same period in 2013. Commercial Airplanes revenues increased by $2,047 million or 19% due to higher airplane deliveries. Defense, Space & Security (BDS) revenues decreased by $477 million due to lower revenues in the Boeing Military Aircraft (BMA) and Network & Space Systems (N&SS) segments, partially offset by higher revenues in the Global Services & Support (GS&S) segment.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Three months ended March 31
	2014	2013
Commercial Airplanes	$1,502	$1,219
Defense, Space & Security	778	832
Boeing Capital	44	44
Other segment	(62)	(58)
Unallocated pension and other postretirement benefit expense	(553)	(339)
Other unallocated items and eliminations	(167)	(170)
Earnings from operations (GAAP)	$1,542	$1,528
Unallocated pension and other postretirement benefit expense	553	339
Core operating earnings (Non-GAAP)	$2,095	$1,867
Earnings from operations for the three months ended March 31, 2014 increased by $14 million compared with the same period in 2013. Commercial Airplanes earnings increased by $283 million reflecting higher 737 airplane deliveries and lower period costs partially offset by higher research and development expense. BDS earnings decreased by $54 million due to lower earnings in the BMA segment, partially offset by higher earnings in the GS&S and N&SS segments. Unallocated pension and other postretirement benefit expense reduced earnings in 2014 by $214 million more than 2013 due to higher curtailment charges.
Core operating earnings for the three months ended March 31, 2014 increased by $228 million compared with the same period in 2013 primarily reflecting higher earnings at Commercial Airplanes offset by lower earnings at BDS.
Unallocated Items and Eliminations The most significant items included in Unallocated items and eliminations are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2014	2013
Share-based plans	($24)	($31)
Deferred compensation	7	(56)
Eliminations and other	(150)	(83)
Sub-total (included in core operating earnings*)	(167)	(170)
Pension	(576)	(358)
Postretirement	23	19
Pension and other postretirement benefit expense (excluded from core operating earnings*)	(553)	(339)
Total	($720)	($509)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 46.
Deferred compensation expense for the three months ended March 31, 2014 decreased by $63 million compared with the same period in 2013 primarily driven by changes in our stock price.
Eliminations and other unallocated expense for the three months ended March 31, 2014 increased by $67 million compared with the same period in 2013 primarily due to the timing of elimination of profit on intercompany aircraft deliveries.

We recorded net periodic benefit cost related to pension and other postretirement benefits of $869 million and $954 million for the three months ended March 31, 2014 and 2013. The decrease in net periodic benefit cost related to pension is primarily due to lower amortization of actuarial losses reflecting discount rates, and higher expected return on plan assets. This decrease is partially offset by higher curtailment charges. A portion of net periodic benefit cost is recognized as product costs in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Unallocated pension expense includes charges of $334 million, primarily for curtailment costs, for defined benefit pension plan changes during three months ended March 31, 2014. See Note 11.
Costs are allocated to the business segments as described in Note 17.
Net periodic benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Pension		Other Postretirement Benefits
Three months ended March 31,	2014	2013	2014	2013
Allocated to business segments	($459)	($433)	($94)	($110)
Other unallocated items and eliminations	(576)	(358)	23	19
Total	($1,035)	($791)	($71)	($91)
Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2014	2013
Earnings from operations	$1,542	$1,528
Other income, net	9	9
Interest and debt expense	(92)	(99)
Earnings before income taxes	1,459	1,438
Income tax expense	(494)	(332)
Net earnings from continuing operations	$965	$1,106
Our effective income tax rates were 33.9% and 23.1% for the three months ended March 31, 2014 and 2013. The effective tax rate for the three months ended March 31, 2014 is higher than the comparable prior year period primarily due to the retroactive reinstatement of the 2012 U.S. research and development tax credit (research tax credit) in the first quarter of 2013 which reduced income tax expense by $145 million. The research tax credit was effective for 2013, but due to the expiration at the end of 2013 no tax benefit was recorded in 2014.
For additional discussion related to Income Taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Total Costs and Expenses (“Cost of Sales”)
Cost of sales, for both products and services, consists primarily of raw materials, parts, sub-assemblies, labor, overhead and subcontracting costs. Our Commercial Airplanes segment predominantly uses program accounting to account for cost of sales and BDS predominantly uses contract accounting. Under program accounting, cost of sales for each commercial airplane program equals the product of (i) revenue recognized in connection with customer deliveries and (ii) the estimated cost of sales percentage applicable to the total remaining program. Under contract accounting, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized. The following table summarizes cost of sales:

(Dollars in millions)
Three months ended March 31	2014	2013	Change
Cost of sales	$17,296	$15,756	$1,540
Cost of sales as a % of Revenues	84.5%	83.4%	1.1%
Cost of sales for the three months ended March 31, 2014 increased by $1,540 million, or 10% compared with the same period in 2013. This increase was primarily driven by the $1,572 million or 8% increase in revenues. Cost of sales at Commercial Airplanes increased by $1,635 million while cost of sales at BDS decreased by $412 million. Cost of sales as a percentage of revenue was approximately 84.5% in the three months ended March 31, 2014 compared with 83.4% the same period in 2013 primarily driven by higher unallocated pension expense due to pension curtailment charges in the current period.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Three months ended March 31
	2014	2013
Commercial Airplanes	$529	$419
Defense, Space & Security	280	272
Other		14
Total	$809	$705
Research and development expense for the three months ended March 31, 2014 increased by $104 million compared with the same period in 2013 primarily due to higher spending at Commercial Airplanes on the 737 MAX and 777X.

Backlog

(Dollars in millions)	March 31 2014	December 31 2013
Total contractual backlog	$422,690	$422,661
Unobligated backlog	17,110	18,267
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the three months ended March 31, 2014 compared with December 31, 2013 was primarily due to commercial airplane orders and reclassifications from unobligated backlog related to incremental funding. The increase was partially offset by commercial airplane deliveries, cancellation of orders and revenues recognized on awarded contracts.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog of $17,110 million at March 31, 2014 decreased from December 31, 2013 primarily due to reclassifications to contractual backlog related to incremental funding for BDS contracts, partially offset by contract awards.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive firm contract valued at $4.9 billion and involves highly complex designs and systems integration. The gross margin on the contract remains breakeven and changes to our estimated cost to perform the work could result in a material charge. This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. For segment reporting purposes, backlog, revenues and costs are recorded in the Commercial Airplanes and BMA segments.
Russia/Ukraine We are monitoring recent political unrest involving Russia and Ukraine, where we and some of our suppliers source titanium products and/or have operations. A number of our commercial customers also have operations in Russia and Ukraine. To date, we have not experienced any disruptions to production or deliveries. Should suppliers or customers experience disruption, our production and/or deliveries could be materially impacted.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Three months ended March 31
	2014	2013
Revenues	$12,737	$10,690
Earnings from operations	$1,502	$1,219
Operating margins	11.8%	11.4%

(Dollars in millions)	March 31 2014	December 31 2013
Contractual backlog	$373,950	$372,980
Unobligated backlog	450	660
Revenues
Revenues for the three months ended March 31, 2014 increased by $2,047 million or 19% compared with the same period in 2013 due to higher airplane deliveries. Revenues in the first quarter of 2013 reflect the temporary suspension of 787 deliveries.
Commercial airplane deliveries were as follows:

	737		747	767	777	787	Total
Deliveries during the first three months of 2014	115	(1)	4		24	18	161
Deliveries during the first three months of 2013	102	(1)	6	4	24	1	137
Cumulative deliveries as of 3/31/2014	4,848		1,486	1,061	1,188	132
Cumulative deliveries as of 12/31/2013	4,733		1,482	1,061	1,164	114

(1)	Includes intercompany deliveries of three aircraft in 2014 and two in 2013.
Earnings From Operations
Earnings from operations for the three months ended March 31, 2014 increased by $283 million compared with the same period in 2013. Increased earnings of $340 million were primarily driven by higher 737 airplane deliveries and lower period costs of $53 million. Period costs in 2013 included 787 engineering support costs related to the battery system. Higher research and development expense of $110 million in 2014 was due to increased spending on the 737 MAX and 777X.
Backlog
The increase in contractual backlog during the three months ended March 31, 2014 was due to orders in excess of deliveries partially reduced by cancellation of orders.

Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 3/31/2014	737	747	767	777	787
Program accounting quantities	7,200	1,574	1,113	1,550	1,300
Undelivered units under firm orders	3,794	52	49	360	899
Cumulative firm orders	8,642	1,538	1,110	1,548	1,031

	Program
As of 12/31/2013	737	747	767	777	787
Program accounting quantities	7,000	1,574	1,113	1,550	1,300
Undelivered units under firm orders	3,680	55	49	380	916
Cumulative firm orders	8,413	1,537	1,110	1,544	1,030
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended March 31, 2014 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The accounting quantity includes NG and MAX units. As previously announced, we plan to increase our production rate from 38 to 42 per month in the second quarter of 2014 and to 47 per month in 2017. First delivery of the 737 MAX is expected in 2017.
747 Program Continued weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in pricing pressures and fewer orders than anticipated. We decreased our production rate from 2 to 1.5 per month starting February 2014 through the end of 2015. We continue to have a number of unsold 747 production positions and remain focused on obtaining additional orders, reducing out-of-sequence work, improving supply chain efficiency and implementing cost-reduction efforts. If market and production risks cannot be mitigated, the program could face a reach-forward loss that may be material.
767 Program As previously announced, we reconfigured the 767 assembly line to include a 767 derivative to support the Tanker program and decreased our production rate from 2 to 1 per month. We plan to increase the production rate from 1 to 1.5 per month in 2014 and back to 2 per month in 2016.
777 Program We are currently producing at 8.3 per month. In the fourth quarter of 2013 we launched the 777X and first delivery is expected in 2020.
787 Program We began the production rate increase from 7 to 10 per month in final assembly in November 2013 and the first delivery at that production rate occurred in March 2014. Production and flight testing of the 787-9 continues to be on schedule and we expect the first customer delivery to occur in mid-2014. First delivery of the 787-10 derivative aircraft is targeted for 2018.
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
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. Based on sales activity and market interest we continue to believe that the remaining 787 flight-test aircraft are commercially saleable and we continue to include costs related to these aircraft in program inventory. If we determine that the remaining flight test aircraft cannot be sold, we may incur additional charges related to the reclassification of costs associated with those aircraft to research and development expense.
The accounting quantity of 1,300 units remains unchanged and reflects the incorporation of revenue and cost estimates associated with the 787-10 and planned production rate increases to 12 and 14 airplanes per month in future years. The accounting quantity of 1,300 units continues to represent approximately 10 years of production at planned production rates. The combination of production challenges, change incorporation, schedule delays and customer and supplier impacts has created significant pressure on program profitability. If risks related to this program, including risks associated with planned production rate increases, or introducing the 787-9 and 787-10 derivatives as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from thousands of employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft and derivatives, such as the 787-9, 787-10, 737 MAX and 777X, involves increased risks associated with meeting development, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors in aircraft purchase contracts, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the Condensed Consolidated Financial Statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

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
Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies, including the National Aeronautics and Space Administration, within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company's operations, financial position and/or cash flows.
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
BDS Realignment
Effective during the first quarter of 2014, certain programs were realigned between BDS segments. The realignments include certain BMA aircraft and modernization programs which were moved to GS&S. Business segment data for 2013 have been adjusted to reflect the realignment. See Note 17.
Results of Operations

(Dollars in millions)	Three months ended March 31
	2014	2013
Revenues	$7,633	$8,110
Earnings from operations	$778	$832
Operating margins	10.2%	10.3%

(Dollars in millions)	March 31 2014	December 31 2013
Contractual backlog	$48,740	$49,681
Unobligated backlog	16,660	17,607
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

Revenues
BDS revenues for the three months ended March 31, 2014 decreased by $477 million compared with the same period in 2013 due to lower revenues of $522 million and $84 million in the BMA and N&SS segments, partially offset by higher revenues of $129 million in the GS&S segment.
Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Three months ended March 31
	2014	2013
F/A-18 Models	11	12
F-15E Eagle	4	3
C-17 Globemaster III	3	3
CH-47 Chinook	17	9
AH-64 Apache	10	15
P-8 Models		2
AEW&C	1
Total new-build production aircraft	46	44
Earnings From Operations
BDS earnings from operations for the three months ended March 31, 2014 decreased by $54 million compared to the same period in 2013 due to lower earnings of $95 million in the BMA segment, partially offset by higher earnings of $29 million and $12 million in the GS&S and N&SS segments.
Backlog
BDS total backlog was $65,400 million at March 31, 2014, reflecting a decrease of 3% from December 31, 2013. For further details on the changes between periods, refer to the discussions of the individual segments below.
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

Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the three months ended March 31, 2014 and 2013, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $167 million and $105 million.
Boeing Military Aircraft
Results of Operations

(Dollars in millions)	Three months ended March 31
	2014	2013
Revenues	$3,458	$3,980
Earnings from operations	$332	$427
Operating margins	9.6%	10.7%

(Dollars in millions)	March 31 2014	December 31 2013
Contractual backlog	$23,232	$23,561
Unobligated backlog	9,964	10,063
Revenues
BMA revenues for the three months ended March 31, 2014 decreased by $522 million or 13% when compared with the same period in 2013 primarily due to lower revenues on the F-15 program. Revenue reductions of $842 million reflect first quarter 2013 F-15 development milestones and lower P-8 aircraft deliveries in 2014. These reductions were partially offset by an increase of $258 million related to higher deliveries of CH-47 Chinook and higher revenues on the V-22 Osprey program.
Earnings From Operations
BMA earnings from operations for the three months ended March 31, 2014 decreased by $95 million, a decrease of 22% compared to the same period in 2013, primarily due to a reduction of $89 million reflecting lower F-15 and P-8 revenues. In addition, in March 2014, we recorded a charge of $48 million to write-off inventory and accrue termination liabilities as a result of our decision to produce three fewer C-17 aircraft in 2015 than previously planned. See Note 9. These decreases were partially offset by increased CH-47 Chinook earnings. Net favorable cumulative contract catch-up adjustments were $39 million higher in the three months ended March 31, 2014 than in the same period in 2013 primarily driven by more favorable adjustments on the F-15 program.
Backlog
BMA total backlog of $33,196 million at March 31, 2014 was largely unchanged from December 31, 2013, reflecting revenue recognized on contracts awarded in prior years offset by contract awards for the P-8 and Apache programs.
Additional Considerations
C-17 and F/A-18 See the discussions of the C-17 and F/A-18 programs in Note 9 to our Condensed Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 34.

Network & Space Systems
Results of Operations

(Dollars in millions)	Three months ended March 31
	2014	2013
Revenues	$1,876	$1,960
Earnings from operations	$168	$156
Operating margins	9.0%	8.0%

(Dollars in millions)	March 31 2014	December 31 2013
Contractual backlog	$9,380	$9,832
Unobligated backlog	5,598	6,076
Revenues
N&SS revenues for the three months ended March 31, 2014 decreased by $84 million compared with the same period in 2013, primarily due to a reduction of $184 million related to lower volume in several Electronic and Information Solutions programs along with lower civil satellite program milestones, partially offset by an increase of $107 million related to higher volume in the GMD and Exploration Launch Systems programs.
Earnings From Operations
N&SS earnings from operations for the three months ended March 31, 2014 increased by $12 million compared with the same period in 2013 as a result of improved performance on certain fixed price contracts. Net favorable cumulative contract catch-up adjustments were $23 million higher in the three months ended March 31, 2014 than in the same period in 2013.
N&SS earnings from operations include equity earnings of $46 million and $40 million primarily from the United Launch Alliance (ULA) joint venture for the three months ended March 31, 2014 and 2013.
Backlog
N&SS total backlog was $14,978 million at March 31, 2014, reflecting a decrease of 6% from December 31, 2013 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards for government satellite and missile defense system programs.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 9 and 10 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 8 to our Condensed Consolidated Financial Statements.
LightSquared See the discussion of the LightSquared, LLC receivables in Note 4 to our Condensed Consolidated Financial Statements.

Global Services & Support
Results of Operations

(Dollars in millions)	Three months ended March 31
	2014	2013
Revenues	$2,299	$2,170
Earnings from operations	$278	$249
Operating margins	12.1%	11.5%

(Dollars in millions)	March 31 2014	December 31 2013
Contractual backlog	$16,128	$16,288
Unobligated backlog	1,098	1,468
Revenues
GS&S revenues for the three months ended March 31, 2014 increased by $129 million compared with the same period in 2013 primarily due to an increase of $177 million related to higher volume in Maintenance, Modification and Upgrades, driven by higher AEW&C deliveries, and Integrated Logistics (IL) programs. This increase was partially offset by a reduction of $61 million due to lower volume in several Training Systems & Government Services (TSGS) programs.
Earnings From Operations
GS&S earnings from operations for the three months ended March 31, 2014 increased by $29 million or 12% compared with the same period in 2013 primarily due to an increase of $39 million related to improved performance in several IL programs, partially offset by a reduction of $10 million due to lower volume in several TSGS programs. Net favorable cumulative contract catch-up adjustments for the three months ended March 31, 2014 were consistent with the same period in 2013.
Backlog
GS&S total backlog was $17,226 million at March 31, 2014, reflecting a decrease of 3% from December 31, 2013 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards for support on the C-17 program.

Boeing Capital
Operating Results

(Dollars in millions)	Three months ended March 31
	2014	2013
Revenues	$82	$105
Earnings from operations	$44	$44
Operating margins	54%	42%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the three months ended March 31, 2014 decreased by $23 million compared with the same period in 2013 primarily due to reductions in finance lease income resulting from non-recurring adjustments to estimated residual values.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, recovery of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the three months ended March 31, 2014 were consistent with the same period in 2013. In the current period, earnings were impacted by lower revenues offset by a reduction in the allowance for losses on receivables driven by a change to a customer credit rating.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2014	December 31 2013
Customer financing and investment portfolio, net	$3,470	$3,883
Other assets, primarily cash and short-term investments	929	505
Total assets	$4,399	$4,388

Other liabilities, primarily deferred income taxes	$1,311	$1,296
Debt, including intercompany loans	2,574	2,577
Equity	514	515
Total liabilities and equity	$4,399	$4,388

Debt-to-equity ratio	5.0-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at March 31, 2014 decreased from December 31, 2013 primarily due to portfolio run-off partially offset by the reduction in the allowance for losses on receivables. At March 31, 2014 and December 31, 2013, BCC had $75 million and $83 million of assets that were held for sale or re-lease, of which $40 million and $57 million had either executed term sheets with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $8 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
BCC enters into certain transactions with Boeing, reflected in the Other segment, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Restructurings and Restructuring Requests
From time to time, certain customers have requested a restructuring of their transactions with BCC. Since December 31, 2013, BCC has not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.
Other Segment

(Dollars in millions)	Three months ended March 31
	2014	2013
Revenues	$20	$27
Loss from operations	(62)	(58)
Other segment losses for the three months ended March 31, 2014 remained largely consistent with the prior year.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2014	2013
Net earnings	$965	$1,106
Non-cash items	484	518
Changes in working capital	(337)	(1,100)
Net cash provided by operating activities	1,112	524
Net cash provided/(used) by investing activities	406	(814)
Net cash used by financing activities	(3,668)	(1,705)
Effect of exchange rate changes on cash and cash equivalents	4	(11)
Net decrease in cash and cash equivalents	(2,146)	(2,006)
Cash and cash equivalents at beginning of year	9,088	10,341
Cash and cash equivalents at end of period	$6,942	$8,335
Operating Activities Net cash provided by operating activities was $1.1 billion during the three months ended March 31, 2014, an increase of $0.6 billion compared with the same period in 2013 primarily due to increases in accounts payable and customer payments offset partially by higher inventory growth. Our investment in gross inventories increased by $4.2 billion and $3.9 billion during the three months ended March 31, 2014 and 2013 reflecting continued investment in commercial airplane program inventory, primarily 787 inventory. Advances and progress billings increased by $3.3 billion compared with an increase of $2.7 billion for the same period in 2013, primarily due to payments from commercial airplane customers.
Investing Activities Cash provided by investing activities totaled $0.4 billion during the three months ended March 31, 2014 compared with $0.8 billion used during the same period in 2013, largely due to higher net proceeds from investments in time deposits. Net proceeds from investments were $0.9 billion in 2014 compared with net contributions to investments of $0.3 billion for the same period in 2013. In 2014, capital expenditures totaled $0.5 billion consistent with the same period in 2013. We expect capital expenditures to be higher in 2014 than 2013 due to continued investment to support growth.

Financing Activities Cash used by financing activities was $3.7 billion during the three months ended March 31, 2014 compared with $1.7 billion in the same period in 2013, an increase primarily due to share repurchases of $2.5 billion in 2014 partially offset by lower debt repayments of $0.5 billion in the current year.
During the three months ended March 31, 2014, we repaid $0.8 billion of debt. At March 31, 2014, the recorded balance of debt was $8.9 billion of which $1.7 billion was classified as short-term. This includes $2.6 billion of debt attributable to BCC, of which $0.7 billion was classified as short-term.
During the three months ended March 31, 2014, we repurchased 19.4 million shares totaling $2.5 billion through our open market share repurchase program. In 2014 and 2013, there were 0.6 million and 0.7 million shares transferred to us from employees for tax withholdings.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the three months ended March 31, 2014, we had no commercial paper borrowings outstanding. Currently, we have $4.8 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $17.6 billion and $18 billion at March 31, 2014 and December 31, 2013. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
At March 31, 2014, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 10 to our Condensed Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 16 to our Condensed Consolidated Financial Statements, including certain employment, labor and benefits litigation.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $646 million at March 31, 2014. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.

Income Taxes We have recorded a liability of $1,114 million at March 31, 2014 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of unallocated pension and other postretirement benefit expenses which represent costs not attributable to business segments - see Note 17 to our Condensed Consolidated Financial Statements. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.
Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2014	2013
Revenues	$20,465	$18,893
Earnings from operations, as reported	$1,542	$1,528
Operating margins	7.5%	8.1%

Unallocated pension and other postretirement benefit expense	$553	$339
Core operating earnings (non-GAAP)	$2,095	$1,867
Core operating margins (non-GAAP)	10.2%	9.9%

Diluted earnings per share, as reported	$1.28	$1.44
Unallocated pension and other postretirement benefit expense (1)	$0.48	$0.29
Core earnings per share (non-GAAP)	$1.76	$1.73
Weighted average diluted shares (in millions)	754.1	768.7

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2013.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 16 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
1/1/2014 thru 1/31/2014	3,798,813	$138.30	3,613,468	$10,310
2/1/2014 thru 2/28/2014	12,024,644	127.19	11,573,458	8,839
3/1/2014 thru 3/31/2014	4,169,781	127.10	4,163,910	8,310
Total	19,993,238	$129.28	19,350,836

(1)
We purchased an aggregate of 19,350,836 shares of our common stock in the open market pursuant to our repurchase program and 642,402 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)
On December 16, 2013, the Board approved a new repurchase plan (the Program) for up to $10 billion of common stock. Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10(i)	Form of Notice of Terms of Restricted Stock Units dated February 24, 2014 (Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 24, 2014).

10(ii)	Form of Notice of Terms of Performance-Based Restricted Stock Units (Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 24, 2014).

10(iii)
Supplemental Executive Retirement Plan for Employees of The Boeing Company, as Amended and Restated effective March 1, 2014 (Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 5, 2014)

10(iv)	Supplemental Benefit Plan for Employees of The Boeing Company, as Amended and Restated effective March 1, 2014 (Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 5, 2014)
12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 23, 2014	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Vice President of Finance and Corporate Controller