Form 10-Q
period 2014-06-30
BOEING CO
filed 2014-07-23
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 16, 2014, there were 720,613,065 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2014

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Sales of products	$37,542	$35,556	$19,527	$19,238
Sales of services	4,968	5,152	2,518	2,577
Total revenues	42,510	40,708	22,045	21,815

Cost of products	(31,932)	(30,165)	(16,674)	(16,437)
Cost of services	(3,999)	(4,004)	(1,979)	(1,995)
Boeing Capital interest expense	(35)	(37)	(17)	(18)
Total costs and expenses	(35,966)	(34,206)	(18,670)	(18,450)
	6,544	6,502	3,375	3,365
Income from operating investments, net	120	88	61	43
General and administrative expense	(1,795)	(1,900)	(918)	(929)
Research and development expense, net	(1,542)	(1,468)	(733)	(763)
Gain on dispositions, net	2	22	2
Earnings from operations	3,329	3,244	1,787	1,716
Other income, net	20	22	11	13
Interest and debt expense	(173)	(195)	(81)	(96)
Earnings before income taxes	3,176	3,071	1,717	1,633
Income tax expense	(558)	(878)	(64)	(546)
Net earnings from continuing operations	2,618	2,193	1,653	1,087
Net gain on disposal of discontinued operations, net of taxes of $0, $0, $0 and $0		1		1
Net earnings	$2,618	$2,194	$1,653	$1,088
Basic earnings per share from continuing operations	$3.55	$2.88	$2.26	$1.43
Net gain on disposal of discontinued operations, net of taxes
Basic earnings per share	$3.55	$2.88	$2.26	$1.43
Diluted earnings per share from continuing operations	$3.50	$2.85	$2.24	$1.41
Net gain on disposal of discontinued operations, net of taxes
Diluted earnings per share	$3.50	$2.85	$2.24	$1.41
Cash dividends paid per share	$1.46	$0.97	$0.73	$0.485
Weighted average diluted shares (millions)	747.4	770.1	740.1	771.8
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Net earnings	$2,618	$2,194	$1,653	$1,088
Other comprehensive income, net of tax:
Currency translation adjustments	38	(88)	21	(65)
Unrealized gain on certain investments, net of tax of ($2), $0, ($1) and $0	3		1
Unrealized gain/(loss) on derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($14), $51, ($20) and $36	25	(89)	36	(63)
Reclassification adjustment for losses/(gains) included in net earnings, net of tax of $0, $3, $3 and $4	1	(3)	(4)	(5)
Total unrealized gain/(loss) on derivative instruments, net of tax	26	(92)	32	(68)
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service cost included in net periodic pension cost, net of tax of ($6), ($3), ($3) and ($2)	11	5	5	2
Net actuarial gain arising during the period, net of tax of ($347), ($16), ($1) and $0	622	30	2
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($185), ($431), ($91) and ($216)	333	755	164	377
Settlements and curtailments included in net income, net of tax of ($113), ($5), $0 and $0	202	9	(1)
Pension and postretirement benefit related to our equity method investments, net of tax $0 ($1), $0 and $0		3		1
Total defined benefit pension plans and other postretirement benefits, net of tax	1,168	802	170	380
Other comprehensive income, net of tax	1,235	622	224	247
Comprehensive income related to noncontrolling interests	6	21	3	19
Comprehensive income, net of tax	$3,859	$2,837	$1,880	$1,354
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2014	December 31 2013
Assets
Cash and cash equivalents	$7,533	$9,088
Short-term and other investments	3,797	6,170
Accounts receivable, net	7,694	6,546
Current portion of customer financing, net	237	344
Deferred income taxes	15	14
Inventories, net of advances and progress billings	46,251	42,912
Total current assets	65,527	65,074
Customer financing, net	3,180	3,627
Property, plant and equipment, net of accumulated depreciation of $15,424 and $15,070	10,449	10,224
Goodwill	5,139	5,043
Acquired intangible assets, net	3,004	3,052
Deferred income taxes	2,664	2,939
Investments	1,196	1,204
Other assets, net of accumulated amortization of $420 and $448	1,578	1,500
Total assets	$92,737	$92,663
Liabilities and equity
Accounts payable	$11,060	$9,498
Accrued liabilities	13,222	14,131
Advances and billings in excess of related costs	21,244	20,027
Deferred income taxes and income taxes payable	6,222	6,267
Short-term debt and current portion of long-term debt	1,591	1,563
Total current liabilities	53,339	51,486
Accrued retiree health care	6,506	6,528
Accrued pension plan liability, net	9,812	10,474
Non-current income taxes payable	740	156
Other long-term liabilities	864	950
Long-term debt	7,292	8,072
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,524	4,415
Treasury stock, at cost – 290,904,517 and 264,882,461 shares	(21,381)	(17,671)
Retained earnings	34,516	32,964
Accumulated other comprehensive loss	(8,659)	(9,894)
Total shareholders’ equity	14,061	14,875
Noncontrolling interests	123	122
Total equity	14,184	14,997
Total liabilities and equity	$92,737	$92,663
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2014	2013
Cash flows – operating activities:
Net earnings	$2,618	$2,194
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	101	107
Depreciation and amortization	900	865
Investment/asset impairment charges, net	36	26
Customer financing valuation benefit	(26)	(5)
Gain on disposal of discontinued operations		(1)
Gain on dispositions, net	(2)	(22)
Other charges and credits, net	87	31
Excess tax benefits from share-based payment arrangements	(97)	(47)
Changes in assets and liabilities –
Accounts receivable	(1,286)	(550)
Inventories, net of advances and progress billings	(3,402)	(2,614)
Accounts payable	1,783	848
Accrued liabilities	(913)	(682)
Advances and billings in excess of related costs	1,217	1,472
Income taxes receivable, payable and deferred	394	608
Other long-term liabilities	(88)	(60)
Pension and other postretirement plans	1,118	1,638
Customer financing, net	466	188
Other	15	(5)
Net cash provided by operating activities	2,921	3,991
Cash flows – investing activities:
Property, plant and equipment additions	(946)	(976)
Property, plant and equipment reductions	17	44
Acquisitions, net of cash acquired	(163)	(26)
Contributions to investments	(5,657)	(7,045)
Proceeds from investments	8,030	4,632
Net cash provided/(used) by investing activities	1,281	(3,371)
Cash flows – financing activities:
New borrowings	85	531
Debt repayments	(854)	(1,361)
Payments to noncontrolling interests	(12)
Repayments of distribution rights and other asset financing	(184)	(139)
Stock options exercised, other	261	484
Excess tax benefits from share-based payment arrangements	97	47
Employee taxes on certain share-based payment arrangements	(88)	(57)
Common shares repurchased	(3,998)	(1,000)
Dividends paid	(1,071)	(735)
Net cash used by financing activities	(5,764)	(2,230)
Effect of exchange rate changes on cash and cash equivalents	7	(37)
Net decrease in cash and cash equivalents	(1,555)	(1,647)
Cash and cash equivalents at beginning of year	9,088	10,341
Cash and cash equivalents at end of period	$7,533	$8,694
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2013	$5,061	$4,122	($15,937)	$30,037	($17,416)	$100	$5,967
Net earnings				2,194		21	2,215
Other comprehensive income, net of tax of ($403)					622		622
Share-based compensation and related dividend equivalents		111		(7)			104
Excess tax pools		27					27
Treasury shares issued for stock options exercised, net		45	448				493
Treasury shares issued for other share-based plans, net		(124)	77				(47)
Common shares repurchased			(1,000)				(1,000)
Cash dividends declared ($0.97 per share)				(734)			(734)
Changes in noncontrolling interests						(15)	(15)
Balance at June 30, 2013	$5,061	$4,181	($16,412)	$31,490	($16,794)	$106	$7,632

Balance at January 1, 2014	$5,061	$4,415	($17,671)	$32,964	($9,894)	$122	$14,997
Net earnings				2,618		6	2,624
Other comprehensive income, net of tax of ($667)					1,235		1,235
Share-based compensation and related dividend equivalents		108		(10)			98
Excess tax pools		97					97
Treasury shares issued for stock options exercised, net		18	245				263
Treasury shares issued for other share-based plans, net		(114)	43				(71)
Common shares repurchased			(3,998)				(3,998)
Cash dividends declared ($1.46 per share)				(1,056)			(1,056)
Changes in noncontrolling interests						(5)	(5)
Balance at June 30, 2014	$5,061	$4,524	($21,381)	$34,516	($8,659)	$123	$14,184
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Revenues:
Commercial Airplanes	$27,041	$24,314	$14,304	$13,624
Defense, Space & Security:
Boeing Military Aircraft	6,981	7,621	3,523	3,641
Network & Space Systems	3,796	4,009	1,920	2,049
Global Services & Support	4,603	4,666	2,304	2,496
Total Defense, Space & Security	15,380	16,296	7,747	8,186
Boeing Capital	172	209	90	104
Other segment	42	54	22	27
Unallocated items and eliminations	(125)	(165)	(118)	(126)
Total revenues	$42,510	$40,708	$22,045	$21,815
Earnings from operations:
Commercial Airplanes	$3,052	$2,672	$1,550	$1,453
Defense, Space & Security:
Boeing Military Aircraft	497	813	165	386
Network & Space Systems	318	293	150	137
Global Services & Support	545	502	267	253
Total Defense, Space & Security	1,360	1,608	582	776
Boeing Capital	77	63	33	19
Other segment	(110)	(101)	(48)	(43)
Unallocated items and eliminations	(1,050)	(998)	(330)	(489)
Earnings from operations	3,329	3,244	1,787	1,716
Other income, net	20	22	11	13
Interest and debt expense	(173)	(195)	(81)	(96)
Earnings before income taxes	3,176	3,071	1,717	1,633
Income tax expense	(558)	(878)	(64)	(546)
Net earnings from continuing operations	2,618	2,193	1,653	1,087
Net gain on disposal of discontinued operations, net of taxes of $0, $0, $0 and $0		1		1
Net earnings	$2,618	$2,194	$1,653	$1,088
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2013 Annual Report on Form 10-K. Effective during the first quarter of 2014, certain programs previously reported in the Boeing Military Aircraft (BMA) segment were realigned to the Global Services & Support (GS&S) segment. See Note 17. Business segment data for 2013 have been adjusted to reflect the realignment.
Standards Issued and Not Yet Implemented
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For Boeing the new standard will be effective January 1, 2017 and the Company is currently evaluating the impacts of adoption and the implementation approach to be used.
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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended June 30, 2014, higher estimated costs to complete the KC-46A Tanker contract for the U.S. Air Force resulted in a reach-forward loss of $425 of which the Commercial Airplanes segment recorded $238 and the BMA segment recorded $187. For the six and three months ended June 30, 2014, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all contracts decreased Earnings from operations by $145 and $312 and diluted earnings per share by $0.16 and $0.41. For the six and three months ended June 30, 2013 net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings by $164 and $59 and diluted earnings per share by $0.15 and $0.04.

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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Net earnings	$2,618	$2,194	$1,653	$1,088
Less: earnings available to participating securities	3	4	1	1
Net earnings available to common shareholders	$2,615	$2,190	$1,652	$1,087
Basic
Basic weighted average shares outstanding	738.3	763.2	731.1	763.3
Less: participating securities	1.3	2.0	1.3	1.9
Basic weighted average common shares outstanding	737.0	761.2	729.8	761.4
Diluted
Basic weighted average shares outstanding	738.3	763.2	731.1	763.3
Dilutive potential common shares(1)	9.1	6.9	9.0	8.5
Diluted weighted average shares outstanding	747.4	770.1	740.1	771.8
Less: participating securities	1.3	2.0	1.3	1.9
Diluted weighted average common shares outstanding	746.1	768.1	738.8	769.9
Net earnings per share:
Basic	$3.55	$2.88	$2.26	$1.43
Diluted	3.50	2.85	2.24	1.41

(1)	Diluted EPS includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Stock options		9.6
Performance awards	5.6	5.2	5.1	4.5
Performance-based restricted stock units	1.3		1.3

Note 3 – Income Taxes
Our effective income tax rates were 17.6% and 3.7% for the six and three months ended June 30, 2014 and 28.6% and 33.4% for the same periods in the prior year. The effective tax rates for the six and three months ended June 30, 2014 are lower than the comparable prior year periods primarily due to an incremental tax benefit of $265 recorded in the second quarter of 2014 that related to the application of a 2012 Federal Court of Claims decision which held that the tax basis in certain assets could be increased and realized upon the assets' disposition. In addition, during the second quarter of 2014, tax benefits of $116 and $143 were recorded as a result of the 2007-2008 and 2009-2010 federal tax audit settlements. These benefits are partially offset by the absence of the U.S. research and development tax credit (research tax credit). The research tax credit was effective for 2013, but due to the expiration at the end of 2013, no tax benefit is recorded in 2014. Furthermore, in the first quarter of 2013, Congress retroactively reinstated the research tax credit for 2012, which reduced income tax expense by $145. If Congress extends the research tax credit for 2014, there will be a favorable impact on our effective income tax rate.
The total amount of unrecognized tax benefits increased from $1,141 as of December 31, 2013 to $1,420 as of June 30, 2014 primarily due to the tax basis adjustment, partially offset by the settlement of the 2007-2008 and 2009-2010 federal tax audits.
Federal income tax audits have been settled for all years prior to 2011. The Internal Revenue Service (IRS) will begin the 2011-2012 federal tax audit in the third quarter of 2014. We are also subject to examination in major state and international jurisdictions for the 2001-2013 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 4 – Accounts Receivable, net
Accounts receivable, net as of June 30, 2014, includes $112 of unbillable receivables on a long-term contract with LightSquared, LLC (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. Given the uncertainties inherent in bankruptcy proceedings, it is reasonably possible that we could incur losses related to these receivables in connection with the LightSquared bankruptcy.
Note 5 – Inventories
Inventories consisted of the following:

	June 30 2014	December 31 2013
Long-term contracts in progress	$13,250	$12,608
Commercial aircraft programs	54,256	48,065
Commercial spare parts, used aircraft, general stock materials and other	7,295	7,793
Inventory before advances and progress billings	74,801	68,466
Less advances and progress billings	(28,550)	(25,554)
Total	$46,251	$42,912

Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At June 30, 2014, the inventory balance was $322 (net of advances of $307) and $425 (net of advances of $331) at December 31, 2013. At June 30, 2014, $333 of this inventory related to unsold launches. See Note 10.
Capitalized precontract costs of $1,074 and $520 at June 30, 2014 and December 31, 2013, are included in inventories.
Commercial Aircraft Programs
At June 30, 2014 and December 31, 2013, commercial aircraft programs inventory included the following amounts related to the 787 program: $31,880 and $27,576 of work in process (including deferred production costs of $24,242 and $21,620), $2,320 and $2,189 of supplier advances, and $3,442 and $3,377 of unamortized tooling and other non-recurring costs. At June 30, 2014, $18,367 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $9,317 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At June 30, 2014 and December 31, 2013, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,756 and $1,554 of deferred production costs, net of previously recorded reach-forward losses, and $550 and $563 of unamortized tooling costs. At June 30, 2014, $1,221 of 747 deferred production costs and unamortized tooling are expected to be recovered from units included in the program accounting quantity that have firm orders and $1,085 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,269 and $3,465 at June 30, 2014 and December 31, 2013.
Note 6 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	June 30 2014	December 31 2013
Financing receivables:
Investment in sales-type/finance leases	$1,593	$1,699
Notes	449	587
Operating lease equipment, at cost, less accumulated depreciation of $584 and $564	1,398	1,734
Gross customer financing	3,440	4,020
Less allowance for losses on receivables	(23)	(49)
Total	$3,417	$3,971
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At June 30, 2014 and December 31, 2013, we individually evaluated for impairment customer financing receivables of $91 and $95 and determined that none of these were impaired.

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
Our financing receivable balances by internal credit rating category are shown below.

Rating categories	June 30 2014	December 31 2013
BBB	$1,046	$1,091
BB	50	58
B	680	585
CCC	175	457
Other	91	95
Total carrying value of financing receivables	$2,042	$2,286
At June 30, 2014, our allowance related to receivables with ratings of B and BBB to which we applied default rates that averaged 17% and 2% to the exposure associated with those receivables.
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

	June 30 2014	December 31 2013
717 Aircraft ($433 and $444 accounted for as operating leases) (1)	$1,619	$1,674
757 Aircraft ($389 and $402 accounted for as operating leases) (1)	424	453
MD-80 Aircraft (Accounted for as sales-type finance leases) (1)	367	411
MD-11 Aircraft (Accounted for as operating leases) (1)	206	220
737 Aircraft ($131 and $138 accounted for as operating leases)	198	210
767 Aircraft ($53 and $60 accounted for as operating leases)	183	207
747 Aircraft ($172 and $183 accounted for as operating leases)(1)	172	286
787 Aircraft (Accounted for as operating leases)		273

(1)	Out-of-production aircraft

Note 7 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2014	December 31 2013
Time deposits	3,721	$6,090
Pledged money market funds (1)	46	46
Available-for-sale investments	12	8
Equity method investments (2)	1,151	1,164
Restricted cash (3)	30	33
Other investments	33	33
Total	$4,993	$7,374

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $134 and $75 for the six and three months ended June 30, 2014 and $103 and $53 during the same periods in the prior year.

(3)	Restricted to pay certain claims related to workers' compensation and life insurance premiums for certain employees.
Note 8 – Other Assets
Sea Launch
At June 30, 2014 and December 31, 2013, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. On April 11, 2014, the appellate court entered a ruling that the decision of the arbitrator is not appealable. On May 9, 2014, we filed a brief with the Supreme Court of Sweden appealing the appellate court's April 11, 2014 ruling. On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment and the $209 partner loan obligations. A trial in the United States District Court for the Central District of California is scheduled to commence January 26, 2015. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional pre-tax charges of up to $356. Our current assessment as to the collectability of these receivables takes into account the recent political unrest involving Russia and Ukraine, although we will continue to monitor the situation.

Note 9 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the six months ended June 30, 2014 and 2013.

	2014	2013
Beginning balance – January 1	$649	$710
Reductions for payments made	(16)	(37)
Changes in estimates	16	25
Ending balance – June 30	$649	$698
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios which include the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2014 and December 31, 2013, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $895 and $928.
Product Warranties
The following table summarizes product warranty activity recorded during the six months ended June 30, 2014 and 2013.

	2014	2013
Beginning balance – January 1	$1,570	$1,572
Additions for current year deliveries	314	231
Reductions for payments made	(209)	(243)
Changes in estimates	45	(50)
Ending balance - June 30	$1,720	$1,510
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
Trade-in commitment agreements at June 30, 2014 have expiration dates from 2014 through 2023. At June 30, 2014, and December 31, 2013 total contractual trade-in commitments were $1,953 and $1,605. As of June 30, 2014 and December 31, 2013, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $503 and $325 and the fair value of the related trade-in aircraft was $503 and $325.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $17,924 and $17,987 as of June 30, 2014 and December 31, 2013. The estimated earliest potential funding dates for these commitments as of June 30, 2014 are as follows:

Total
July through December 2014	$1,520
2015	3,266
2016	3,695
2017	3,354
2018	1,798
Thereafter	4,291
$17,924
As of June 30, 2014, all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,095 and $4,376 as of June 30, 2014 and December 31, 2013.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $527 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.
C-17
In September 2013, we decided to end production of C-17 aircraft in late 2015. In April 2014, we announced that we anticipate ending production approximately three months earlier based on our decision to produce three fewer aircraft in 2015 than previously planned. As a result, during the first quarter of 2014, BDS recorded $48 to write off inventory and accrue termination liabilities to suppliers. At June 30, 2014, our backlog included 2 international orders for C-17 aircraft that are scheduled for delivery through mid-2014 and we have active sales campaigns for the remaining 10 unsold aircraft that we plan to produce. We are currently incurring costs and have made commitments to suppliers related to the unsold aircraft. We believe it is probable that we will recover costs related to the unsold aircraft from international customer orders. Should orders for the 10 unsold aircraft not materialize or should we decide to discontinue production of unsold aircraft, we could incur further charges to write-down inventory and/or record termination liabilities. At June 30, 2014, we had approximately $938 of capitalized precontract costs and $602 of potential termination liabilities to suppliers associated with the unsold aircraft.

F/A-18
At June 30, 2014, our backlog included 89 F/A-18 aircraft currently under contract with the U.S. Navy. The President’s Fiscal Year 2015 budget request submitted in March 2014 did not include funding for additional F/A-18 aircraft. We are continuing to work with our U.S. customer as well as international customers to secure additional orders. The orders in backlog would complete production in 2016. Should additional orders not materialize, it is reasonably possible that we will decide in the next twelve months to end production of the F/A-18 at a future date. We are still evaluating the full financial impact of a potential production shutdown, including any recovery that may be available from the U.S. government.
United States Government Defense Environment Overview
U.S. government appropriation levels remain subject to significant uncertainty. In August 2011, the Budget Control Act (The Act) established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years. The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. The impact of sequestration cuts was reduced with respect to FY2014 and FY2015 following the enactment of The Bipartisan Budget Act in December 2013. However, significant uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. government discretionary spending levels for FY2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts.
Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies, including the National Aeronautics and Space Administration, within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company's operations, financial position and/or cash flows.
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
KC-46A Tanker and BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Airborne Early Warning and Control, India P-8I, Saudi Arabia F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, during the three months ended June 30, 2014, higher estimated costs to complete the KC-46A Tanker contract for the U.S. Air Force resulted in a reach-forward loss of $425 of which the Commercial Airplanes segment recorded $238 and the BMA segment recorded $187.
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

Russia/Ukraine
We continue to monitor recent political unrest involving Russia and Ukraine, where we and some of our suppliers source titanium products and/or have operations. A number of our commercial customers also have operations in Russia and Ukraine. To date, we have not experienced any disruptions to production or deliveries. Should suppliers or customers experience disruption, our production and/or deliveries could be materially impacted.
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs had gross margins that were breakeven or near breakeven during the six months ended June 30, 2014.
Continued weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in ongoing pricing pressures and fewer 747 orders than anticipated. We continue to have a number of unsold 747 production positions. If market and production risks cannot be mitigated, the program could face a reach-forward loss that may be material.
The combination of production challenges, change incorporation, schedule delays and customer and supplier impacts has created significant pressure on 787 program profitability. If risks related to this program, including risks associated with planned production rate increases or introducing and manufacturing derivatives as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as a reach-forward loss that may be material.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Contingent repurchase commitments	$1,652	$1,872	$1,643	$1,871	$5	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	123	127
Contract pricing	261	261			7	7
Other Delta contracts	221	227			8	8
Other indemnifications	92	106			28	28
Credit guarantees	30	35	27	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.

Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,237 of the $1,360 of inventory that was contributed by us and has yet to consume $123. ULA has made advance payments of $1,500 to us and we have recorded revenues and cost of sales of $1,170 under the inventory supply agreement through June 30, 2014.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the U.S. Air Force (USAF) for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal, and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to the expiration of the contract. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. On November 20, 2013, the ASBCA denied USAF motions for summary judgment against ULA in large part, leaving ULA's claims against the USAF substantially intact. The hearing before the ASBCA concluded on December 20, 2013. The parties filed their final post-hearing briefs in May 2014. The Board may now issue a ruling at any time, but there is no scheduled date or official deadline for its decision. If ULA is ultimately unsuccessful in obtaining additional pricing, we may be responsible for a portion of the shortfall and may record up to $278 in pre-tax losses associated with the three missions, representing up to $261 for the indemnification payment and up to $17 for our portion of additional contract losses incurred by ULA.
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
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of BCC's Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At June 30, 2014 and December 31, 2013, our maximum future cash exposure to losses associated with the loss sharing arrangement was $92 and $106 and our accrued liability under the loss sharing arrangement was $28.

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
Note 11 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2014	2013	2014	2013
Service cost	$829	$946	$415	$473
Interest cost	1,542	1,462	758	731
Expected return on plan assets	(2,083)	(1,938)	(1,042)	(969)
Amortization of prior service costs	89	98	44	49
Recognized net actuarial loss	514	1,138	253	569
Settlement/curtailment/other losses	337	20	(1)
Net periodic benefit cost	$1,228	$1,726	$427	$853
Net periodic benefit cost included in Earnings from operations	$1,728	$1,544	$693	$753

	Six months ended June 30		Three months ended June 30
Other Postretirement Benefit Plans	2014	2013	2014	2013
Service cost	$64	$74	$32	$37
Interest cost	144	133	72	66
Expected return on plan assets	(4)	(4)	(2)	(2)
Amortization of prior service costs	(72)	(90)	(36)	(45)
Recognized net actuarial loss	4	48	2	24
Net periodic benefit cost	$136	$161	$68	$80
Net periodic benefit cost included in Earnings from operations	$143	$179	$72	$88

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
Performance Awards
On February 24, 2014, we granted performance awards to our executives with the payout based on the achievement of financial goals for the three-year period ending December 31, 2016. At June 30, 2014, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $349.

Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the six and three months ended June 30, 2014 and 2013 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2013	$214	($8)	$86	($17,708)		($17,416)
Other comprehensive income/(loss) before reclassifications	(88)		(89)	33		(144)
Amounts reclassified from AOCI			(3)	769	(2)	766
Net current period Other comprehensive income/(loss)	(88)		(92)	802		622
Balance at June 30, 2013	$126	($8)	($6)	($16,906)		($16,794)

Balance at January 1, 2014	$150	($8)	($6)	($10,030)		($9,894)
Other comprehensive income/(loss) before reclassifications	38	3	25	622		688
Amounts reclassified from AOCI			1	546	(2)	547
Net current period Other comprehensive income/(loss)	38	3	26	1,168		1,235
Balance at June 30, 2014	$188	($5)	$20	($8,862)		($8,659)

Balance at March 31, 2013	$191	($8)	$62	($17,286)		($17,041)
Other comprehensive income/(loss) before reclassifications	(65)		(63)	1		(127)
Amounts reclassified from AOCI			(5)	379	(2)	374
Net current period Other comprehensive income/(loss)	(65)		(68)	380		247
Balance at June 30, 2013	$126	($8)	($6)	($16,906)		($16,794)

Balance at March 31, 2014	$167	($6)	($12)	($9,032)		($8,883)
Other comprehensive income/(loss) before reclassifications	21	1	36	2		60
Amounts reclassified from AOCI			(4)	168	(2)	164
Net current period Other comprehensive income/(loss)	21	1	32	170		224
Balance at June 30, 2014	$188	($5)	$20	($8,862)		($8,659)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial gains/losses for the six and three months ended June 30, 2013 totaling $755 and $377 (net of tax of $(431) and $(216)) and to settlements, curtailments and amortization of actuarial gains/losses for the six and three months ended June 30, 2014 totaling $535 and $163 (net of tax of ($298) and $(91)). These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2014	December 31 2013	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,620	$2,524	$113	$122	($45)	($64)
Interest rate contracts	313	313	12	13
Commodity contracts	63	72	5	2	(24)	(39)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	400	259	28	12	(26)	(35)
Commodity contracts	6	9			(2)	(4)
Total derivatives	$3,402	$3,177	158	149	(97)	(142)
Netting arrangements			(44)	(63)	44	63
Net recorded balance			$114	$86	($53)	($79)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	$20	($87)	$32	($61)
Commodity contracts	5	(2)	4	(2)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	7	14	9	11
Commodity contracts	(8)	(11)	(5)	(6)
Forward points recognized in Other income, net:
Foreign exchange contracts	16	22	9	14
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	(6)	14	(2)	15
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $4 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the six and three months ended June 30, 2014 and 2013.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2014 was $6. At June 30, 2014, there was no collateral posted related to our derivatives.
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

	June 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$2,676	$2,676			$3,783	$3,783
Available-for-sale investments	12	12			8	6		$2
Derivatives	114		$114		86		$86
Total assets	$2,802	$2,688	$114		$3,877	$3,789	$86	$2
Liabilities
Derivatives	($53)		($53)		($79)		($79)
Total liabilities	($53)		($53)		($79)		($79)

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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2014, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$27	Market approach	Aircraft value publications	$17 - $42(1) Median $32
			Aircraft condition adjustments	($5)- $0(2) Net ($5)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2014
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$7,694	$7,744		$7,744
Notes receivable, net	446	480		480
Liabilities
Debt, excluding capital lease obligations	(8,727)	(10,415)		(10,204)	(211)

	December 31, 2013
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$6,546	$6,525		$6,525
Notes receivable, net	572	622		622
Liabilities
Debt, excluding capital lease obligations	(9,483)	(10,897)		(10,897)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2014 and December 31, 2013. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Employment, Labor and Benefits Litigation
In connection with the 2005 sale of the former Wichita facility to Spirit AeroSystems, Inc. (Spirit), on February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas, alleging collective bargaining agreement breaches and ERISA violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. The plaintiffs and Boeing agreed on June 12, 2014 to a settlement of the matter, subject to a fairness hearing. The settlement would apply to approximately 2,000 employees who were subsequently employed by Spirit. Spirit is obligated to indemnify Boeing for settlement of this matter and we intend to pursue full indemnification from Spirit. We cannot reasonably estimate the range of loss, if any, that may result from this matter pending the outcome of the fairness hearing.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Summary judgment briefs were filed in the district court on January 6, 2014, and plaintiffs’ opposition briefs were filed on February 10, 2014. On June 10, 2014, the district court set August 4, 2014 as the date for oral argument on the summary judgment motions, September 22, 2014 as the date for the Final Pretrial Conference and a Presumptive Trial Date of October 2014. We cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.
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
Intersegment revenues, eliminated in Unallocated items and eliminations, are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Commercial Airplanes	$552	$563	$278	$368
Boeing Capital	11	17	4	8
Total	$563	$580	$282	$376

Unallocated Items and Eliminations
Unallocated items and eliminations includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items and eliminations are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Share-based plans	($44)	($53)	($20)	($22)
Deferred compensation	(19)	(102)	(26)	(46)
Amortization of previously capitalized interest	(36)	(34)	(18)	(17)
Eliminations and other	(194)	(158)	(62)	(92)
Sub-total	(293)	(347)	(126)	(177)
Pension	(804)	(689)	(228)	(331)
Postretirement	47	38	24	19
Pension and Postretirement	(757)	(651)	(204)	(312)
Total	($1,050)	($998)	($330)	($489)
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
Assets
Segment assets are summarized in the table below:

	June 30 2014	December 31 2013
Commercial Airplanes	$54,086	$49,520
Defense, Space & Security:
Boeing Military Aircraft	6,907	5,872
Network & Space Systems	6,463	6,450
Global Services & Support	4,714	5,040
Total Defense, Space & Security	18,084	17,362
Boeing Capital	3,387	3,914
Other segment	1,207	1,208
Unallocated items and eliminations	15,973	20,659
Total	$92,737	$92,663
Assets included in Unallocated items and eliminations primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2014, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.
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
July 23, 2014

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

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Revenues	$42,510	$40,708	$22,045	$21,815

GAAP
Earnings from operations	$3,329	$3,244	$1,787	$1,716
Operating margins	7.8%	8.0%	8.1%	7.9%
Effective income tax rate	17.6%	28.6%	3.7%	33.4%
Net earnings	$2,618	$2,194	$1,653	$1,088
Diluted earnings per share	$3.50	$2.85	$2.24	$1.41

Non-GAAP (1)
Core operating earnings	$4,086	$3,895	$1,991	$2,028
Core operating margin	9.6%	9.6%	9.0%	9.3%
Core earnings per share	$4.16	$3.40	$2.42	$1.67

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 48 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Commercial Airplanes	$27,041	$24,314	$14,304	$13,624
Defense, Space & Security	15,380	16,296	7,747	8,186
Boeing Capital	172	209	90	104
Other segment	42	54	22	27
Unallocated items and eliminations	(125)	(165)	(118)	(126)
Total	$42,510	$40,708	$22,045	$21,815
Revenues for the six and three months ended June 30, 2014 increased by $1,802 million and $230 million or 4% and 1%, compared with the same periods in 2013. Commercial Airplanes revenues increased by $2,727 million and $680 million, or 11% and 5% due to higher airplane deliveries. Defense, Space & Security (BDS) revenues decreased by $916 million, or 6% and $439 million, or 5% due to lower revenues in all three segments.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Commercial Airplanes	$3,052	$2,672	$1,550	$1,453
Defense, Space & Security	1,360	1,608	582	776
Boeing Capital	77	63	33	19
Other segment	(110)	(101)	(48)	(43)
Unallocated pension and other postretirement benefit expense	(757)	(651)	(204)	(312)
Other unallocated items and eliminations	(293)	(347)	(126)	(177)
Earnings from operations (GAAP)	$3,329	$3,244	$1,787	$1,716
Unallocated pension and other postretirement benefit expense	757	651	204	312
Core operating earnings (Non-GAAP)	$4,086	$3,895	$1,991	$2,028
Earnings from operations for the six and three months ended June 30, 2014 increased by $85 million and $71 million compared with the same periods in 2013. Commercial Airplanes earnings increased by $380 million and $97 million reflecting higher 737 airplane deliveries and improved cost performance, partially offset by a reach-forward loss of $238 million on the KC-46A Tanker contract. BDS earnings decreased by $248 million and $194 million due to lower earnings in the Boeing Military Aircraft (BMA) segment as a result of a reach-forward loss of $187 million on the KC-46A Tanker contract, partially offset by higher earnings in the Global Services & Support (GS&S) and Network & Space Systems (N&SS) segments. Unallocated pension and other postretirement benefit expense reduced earnings by $106 million in the six months ended June 30, 2014 due to higher curtailment charges in the first quarter of 2014 and increased earnings by $108 million in the three months ended June 30, 2014 due to lower pension expense compared to the same periods in 2013.
Core operating earnings for the six months ended June 30, 2014 increased by $191 million primarily reflecting higher earnings at Commercial Airplanes offset by lower earnings at BDS. Core operating earnings for the three months ended June 30, 2014 decreased by $37 million compared with the same period in 2013 primarily reflecting lower earnings at BDS, partially offset by higher earnings at Commercial Airplanes.

Unallocated Items and Eliminations The most significant items included in Unallocated items and eliminations are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Share-based plans	($44)	($53)	($20)	($22)
Deferred compensation	(19)	(102)	(26)	(46)
Eliminations and other	(230)	(192)	(80)	(109)
Sub-total (included in core operating earnings*)	(293)	(347)	(126)	(177)
Pension	(804)	(689)	(228)	(331)
Postretirement	47	38	24	19
Pension and other postretirement benefit expense (excluded from core operating earnings*)	(757)	(651)	(204)	(312)
Total	($1,050)	($998)	($330)	($489)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 48.
Deferred compensation expense for the six and three months ended June 30, 2014 decreased by $83 million and $20 million compared with the same periods in 2013 primarily driven by changes in our stock price.
Eliminations and other unallocated expense for the six and three months ended June 30, 2014 increased by $38 million and decreased by $29 million compared with the same periods in 2013 primarily due to the timing of elimination of profit on intercompany aircraft deliveries and expense allocations.
We recorded net periodic benefit cost related to pension and other postretirement benefits of $1,364 million and $495 million for the six and three months ended June 30, 2014 compared with $1,887 million and $933 million for the same periods in 2013. The decrease in net periodic benefit cost related to pension is primarily due to lower amortization of actuarial losses reflecting discount rates, and higher expected return on plan assets. The decrease in the six month period is partially offset by higher curtailment charges of $334 million recorded in unallocated pension expense during the first quarter of 2014. See Note 11. A portion of net periodic benefit cost is recognized as product costs in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods.
Costs are allocated to the business segments as described in Note 17.
Net periodic benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2014	2013	2014	2013
Allocated to business segments	($924)	($855)	($465)	($422)
Other unallocated items and eliminations	(804)	(689)	(228)	(331)
Total	($1,728)	($1,544)	($693)	($753)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Other Postretirement Plans	2014	2013	2014	2013
Allocated to business segments	($190)	($217)	($96)	($107)
Other unallocated items and eliminations	47	38	24	19
Total	($143)	($179)	($72)	($88)

Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Earnings from operations	$3,329	$3,244	1,787	1,716
Other income, net	20	22	11	13
Interest and debt expense	(173)	(195)	(81)	(96)
Earnings before income taxes	3,176	3,071	1,717	1,633
Income tax expense	(558)	(878)	(64)	(546)
Net earnings from continuing operations	$2,618	$2,193	1,653	1,087
Our effective income tax rates were 17.6% and 3.7% for the six and three months ended June 30, 2014 and 28.6% and 33.4% for the same periods in the prior year. The effective tax rates for the six and three months ended June 30, 2014 are lower than the comparable prior year periods primarily due to tax benefits of $265 million related to tax basis adjustments and $259 million related to audit settlements, both recorded in the second quarter of 2014, offset by the absence of the U.S. research and development tax credit (research tax credit). The research tax credit was effective for 2013, but due to the expiration at the end of 2013, no tax benefit is recorded in 2014. Furthermore, in the first quarter of 2013, Congress retroactively reinstated the research tax credit for 2012, which reduced income tax expense by $145 million. If Congress extends the research tax credit for 2014 there will be a favorable impact on our effective income tax rate.
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

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2014	2013	Change	2014	2013	Change
Cost of sales	35,966	34,206	1,760	18,670	18,450	220
Cost of sales as a % of Revenues	84.6%	84.0%	0.6%	84.7%	84.6%	0.1%
Cost of sales for the six months ended June 30, 2014 increased by $1,760 million, or 5% compared with the same period in 2013 primarily driven by the $1,802 million, or 4%, increase in revenues. Cost of sales at Commercial Airplanes increased by $2,193 million while cost of sales at BDS decreased by $643 million. Cost of sales as a percentage of revenue was approximately 84.6% in the six months ended June 30, 2014 compared with 84.0% in the same period in 2013 primarily driven by the KC-46A Tanker charge and higher unallocated pension expense due to pension curtailment charges recorded in the first quarter of 2014, partially offset by improved mix and cost performance.
Cost of sales for the three months ended June 30, 2014 increased by $220 million, or 1% compared with the same period in 2013 driven by a $230 million increase in revenues. Cost of sales at Commercial Airplanes increased by $558 million while cost of sales at BDS decreased by $231 million. Cost of sales as a percentage of revenue was approximately 84.7% for the three months ended June 30, 2014 compared to 84.6% for the same period in 2013 primarily driven by the KC-46A Tanker charge, partially offset by mix and improved cost performance.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Commercial Airplanes	$970	$865	$441	$446
Defense, Space & Security	577	579	297	307
Other	(5)	24	(5)	10
Total	$1,542	$1,468	$733	$763
Research and development expense for the six months ended June 30, 2014 increased by $74 million compared with the same period in 2013 primarily due to higher spending at Commercial Airplanes on the 777X and 737 MAX. Research and development expense for the three months ended June 30, 2014 was generally consistent with the same period in 2013.
Backlog

(Dollars in millions)	June 30 2014	December 31 2013
Total contractual backlog	$426,046	$422,661
Unobligated backlog	14,311	18,267
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the six months ended June 30, 2014 compared with December 31, 2013 was primarily due to commercial airplane orders and reclassifications from unobligated backlog related to incremental funding. The increase was partially offset by commercial airplane deliveries, cancellation of orders and revenues recognized on awarded contracts.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog of $14,311 million at June 30, 2014 decreased from December 31, 2013 primarily due to reclassifications to contractual backlog related to incremental funding for BDS contracts, partially offset by contract awards.

Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. During the three months ended June 30, 2014, we recorded a reach-forward loss of $425 million on this contract. $238 million of this loss was recorded at our Commercial Airplanes segment and the remaining $187 million was recorded in our Boeing Military Aircraft segment. The reach-forward loss was primarily due to initial engineering and design issues discovered during systems installation that are requiring rework and additional engineering and manufacturing labor to complete this contract. To date the program has met all customer contractual milestones.
This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. The USAF is scheduled to authorize low rate initial production in 2015 subject to satisfactory progress being made on the development contract.
Russia/Ukraine We continue to monitor recent political unrest involving Russia and Ukraine, where we and some of our suppliers source titanium products and/or have operations. A number of our commercial customers also have operations in Russia and Ukraine. To date, we have not experienced any disruptions to production or deliveries. Should suppliers or customers experience disruption, our production and/or deliveries could be materially impacted.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
Many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. The bank’s charter is set to expire on September 30, 2014. If the bank’s charter is not renewed or if the bank’s existing or future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers. Certain of our non-U.S. customers also may seek to delay aircraft purchases if they cannot obtain financing at reasonable costs. We continue to work with our customers to mitigate risks to the timing of future deliveries and are assisting with alternative third party financing sources.
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Revenues	$27,041	$24,314	$14,304	$13,624
Earnings from operations	$3,052	$2,672	$1,550	$1,453
Operating margins	11.3%	11.0%	10.8%	10.7%

(Dollars in millions)	June 30 2014	December 31 2013
Contractual backlog	$376,297	$372,980
Unobligated backlog	450	660
Revenues
Revenues for the six and three months ended June 30, 2014 increased by $2,727 million and $680 million or 11% and 5% compared with the same periods in 2013 due to higher airplane deliveries. Revenues in the first half of 2013 reflect the temporary suspension of 787 deliveries.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	777	787		Total
Deliveries during the first six months of 2014	239	(6)	6	1	48	48		342
Deliveries during the first six months of 2013	218	(5)	12	12	47	17	†	306
Deliveries during the second quarter of 2014	124	(3)	2	1	24	30		181
Deliveries during the second quarter of 2013	116	(3)	6	8	23	16	†	169
Cumulative deliveries as of 6/30/2014	4,972		1,488	1,062	1,212	162
Cumulative deliveries as of 12/31/2013	4,733		1,482	1,061	1,164	114

*	Intercompany deliveries identified by parentheses.

†	Includes one aircraft accounted for as revenue by BCA and as an operating lease in consolidation.
Earnings From Operations
Earnings from operations for the six months ended June 30, 2014 increased by $380 million compared with the same period in 2013. Increased earnings of $595 million were primarily driven by higher 737 airplane deliveries and $128 million from improved cost performance, partially offset by a reach-forward loss of $238 million related to the KC-46A Tanker contract. Higher research and development expense of $105 million in 2014 was due to increased spending on the 737 MAX and 777X.
Earnings from operations for the three months ended June 30, 2014 increased by $97 million compared with the same period in 2013. Increased earnings of $255 million were primarily driven by higher 737 airplane deliveries and $80 million mainly due to improved cost performance, partially offset by a reach-forward loss of $238 million related to the KC-46A Tanker contract.
Backlog
The increase in contractual backlog during the six months ended June 30, 2014 was due to orders in excess of deliveries partially reduced by cancellation of orders.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 6/30/2014	737	747	767	777	787
Program accounting quantities	7,400	1,574	1,113	1,550	1,300
Undelivered units under firm orders	3,931	50	48	339	869
Cumulative firm orders	8,903	1,538	1,110	1,551	1,031

	Program
As of 12/31/2013	737	747	767	777	787
Program accounting quantities	7,000	1,574	1,113	1,550	1,300
Undelivered units under firm orders	3,680	55	49	380	916
Cumulative firm orders	8,413	1,537	1,110	1,544	1,030
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended March 31, 2014 and by 400 units during the six months ended June 30, 2014 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The accounting quantity includes NG and MAX units. As previously announced, we increased our production rate from 38 to 42 per month in the second quarter of 2014 and plan an additional increase to 47 per month in 2017. First delivery of the 737 MAX is expected in 2017.
747 Program Continued weakness in the air cargo market and lower-than-expected demand for large commercial passenger aircraft have resulted in ongoing pricing pressures and fewer orders than anticipated. We decreased our production rate from 2 to 1.5 per month starting February 2014 through the end of 2015. We continue to have a number of unsold 747 production positions and remain focused on obtaining additional orders, reducing out-of-sequence work, improving supply chain efficiency and implementing cost-reduction efforts. If market and production risks cannot be mitigated, the program could face a reach-forward loss that may be material.
767 Program We reconfigured the 767 assembly line in 2014 to include a 767 derivative to support the tanker program and decreased our combined tanker and commercial production rate from 2 to 1 per month. We plan to increase the production rate from 1 to 1.5 per month in late 2014 and back to 2 per month in 2016.
777 Program We are currently producing at a rate of 8.3 airplanes per month. In the fourth quarter of 2013 we launched the 777X and first delivery is expected in 2020.
787 Program During the second quarter of 2014 we completed initial type certification for the 787-9 and received design and production certifications. We delivered the first 787-9 airplane in June 2014. First delivery of the 787-10 derivative aircraft is targeted for 2018.
We are operating at 10 per month and the first delivery at this rate occurred in March 2014. We remain focused on stabilizing 787 production rates at 10 per month while improving aircraft reliability and satisfying customer mission and performance requirements. We continue to monitor and address challenges associated with aircraft production and assembly, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, incorporating changes identified during 787-8 flight testing to already completed aircraft, as well as the incorporation of the 787-9 derivative into the manufacturing process. In addition, we continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
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

Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from thousands of employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft and derivatives, such as the 787-10, 737 MAX and 777X, involves increased risks associated with meeting development, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors in aircraft purchase contracts, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the Condensed Consolidated Financial Statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview U.S. government appropriation levels remain subject to significant uncertainty. In August 2011, the Budget Control Act (The Act) established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years. The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. The impact of sequestration cuts was reduced with respect to FY2014 and FY2015 following the enactment of The Bipartisan Budget Act in December 2013. However, significant uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. government discretionary spending levels for FY2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts.
Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies, including the National Aeronautics and Space Administration, within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company's operations, financial position and/or cash flows.
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

Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Revenues	$15,380	$16,296	$7,747	$8,186
Earnings from operations	$1,360	$1,608	$582	$776
Operating margins	8.8%	9.9%	7.5%	9.5%

(Dollars in millions)	June 30 2014	December 31 2013
Contractual backlog	$49,749	$49,681
Unobligated backlog	13,861	17,607
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
Revenues
BDS revenues for the six and three months ended June 30, 2014 decreased by $916 million and $439 million compared with the same periods in 2013 due to lower revenues in all three segments.
Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Boeing Military Aircraft
F/A-18 Models	23	24	12	12
F-15E Eagle	8	3	4
C-17 Globemaster III	5	6	2	3
CH-47 Chinook	32	17	15	8
AH-64 Apache	19	20	9	5
P-8 Models	2	5	2	3

Global Services & Support
AEW&C	2		1
Total new-build production aircraft	91	75	45	31
Earnings From Operations
BDS earnings from operations for the six months ended June 30, 2014 decreased by $248 million compared with the same period in 2013 due to lower earnings of $316 million in the BMA segment, partially offset by higher earnings of $43 million and $25 million in the GS&S and N&SS segments.

BDS earnings from operations for the three months ended June 30, 2014 decreased by $194 million compared with the same period in 2013 due to lower earnings of $221 million in the BMA segment, partially offset by higher earnings of $14 million and $13 million in the GS&S and N&SS segments.
Backlog
BDS total backlog was $63,610 million at June 30, 2014, reflecting a decrease of 5% from December 31, 2013. For further details on the changes between periods, refer to the discussions of the individual segments below.
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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the six months ended June 30, 2014 and 2013, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $93 million and $164 million. For the three months ended June 30, 2014, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts decreased Earnings from operations by $74 million. For the three months ended June 30, 2013, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $59 million.

Boeing Military Aircraft
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Revenues	$6,981	$7,621	$3,523	$3,641
Earnings from operations	$497	$813	$165	$386
Operating margins	7.1%	10.7%	4.7%	10.6%

(Dollars in millions)	June 30 2014	December 31 2013
Contractual backlog	$23,839	$23,561
Unobligated backlog	8,515	10,063
Revenues
BMA revenues for the six months ended June 30, 2014 decreased by $640 million when compared with the same period in 2013. Revenue reductions of $707 million, reflecting lower P-8 and C-17 aircraft deliveries in 2014 and higher first quarter 2013 F-15 development milestones, were partially offset by an increase of $191 million due to higher deliveries of CH-47 Chinook in 2014.
BMA revenues for the three months ended June 30, 2014 decreased by $118 million when compared with the same period in 2013 primarily due to reductions that included $483 million relating to lower C-17 and P-8 aircraft deliveries and lower revenues on proprietary and V-22 programs. These reductions were offset by an increase of $383 million in higher revenues on the F-15 program primarily driven by higher aircraft deliveries.
Earnings From Operations
BMA earnings from operations for the six months ended June 30, 2014 decreased by $316 million, or 39%, compared to the same period in 2013, primarily due to a charge of $187 million related to the KC-46A Tanker contract and a reduction of $109 million reflecting lower C-17 and P-8 revenues. In addition, in the first quarter of 2014, we recorded a charge of $48 million to write-off inventory and accrue termination liabilities as a result of our decision to produce three fewer C-17 aircraft in 2015 than previously planned. See Note 9. These decreases were partially offset by increased CH-47 Chinook earnings of $53 million due to higher deliveries in 2014. Net favorable cumulative contract catch-up adjustments were $174 million lower in the six months ended June 30, 2014 than in the same period in 2013 primarily driven by unfavorable adjustments on the KC-46A Tanker contract.
BMA earnings from operations for the three months ended June 30, 2014 decreased by $221 million compared to the same period in 2013 primarily due to a charge of $187 million related to the KC-46A Tanker contract and a reduction of $80 million reflecting lower C-17 and P-8 deliveries in addition to lower volume on the V-22 program. These decreases were partially offset by increased earnings of $61 million on the F-15 program. In the three months ended June 30, 2014 net unfavorable cumulative contract catch-up adjustments were $154 million and in the three months ended June 30, 2013 net favorable cumulative catch-up adjustments totaled $59 million.
Backlog
BMA total backlog of $32,354 million at June 30, 2014 decreased by 4% from December 31, 2013, reflecting revenue recognized on contracts awarded in prior years, partially offset by contract awards for the F-18, Apache and P-8 programs.

Additional Considerations
C-17 and F/A-18 See the discussions of the C-17 and F/A-18 programs in Note 9 to our Condensed Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 35.
Network & Space Systems
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Revenues	$3,796	$4,009	$1,920	$2,049
Earnings from operations	$318	$293	$150	$137
Operating margins	8.4%	7.3%	7.8%	6.7%

(Dollars in millions)	June 30 2014	December 31 2013
Contractual backlog	$9,594	$9,832
Unobligated backlog	4,597	6,076
Revenues
N&SS revenues for the six months ended June 30, 2014 decreased by $213 million compared with the same period in 2013, primarily due to a reduction of $302 million related to lower volume in several Space and Intelligence Systems satellite and proprietary programs, partially offset by an increase of $82 million related to higher volume on the Exploration Launch Systems program.
N&SS revenues for the three months ended June 30, 2014 decreased $129 million compared with the same period in 2013, primarily due to a reduction of $109 million related to lower commercial satellite program milestones.
Earnings From Operations
N&SS earnings from operations for the six months ended June 30, 2014 increased by $25 million compared with the same period in 2013 primarily due to an increase of $70 million related to improved performance on several government satellite and proprietary programs, higher volume on United Launch Alliance (ULA) and lower charges on an Electronic and Information Solutions (E&IS) program. These increases were partially offset by reductions of $61 million related to lower volume on several commercial satellite programs. Net favorable cumulative contract catch-up adjustments were $57 million higher in the six months ended June 30, 2014 than in the same period in 2013.
N&SS earnings from operations for the three months ended June 30, 2014 increased $13 million compared with the same period in 2013 primarily due to an increase of $44 million related to higher volume on ULA, improved performance on several government satellite and proprietary programs and lower charges on an E&IS program. These increases were partially offset by reductions of $31 million related to lower volume on several commercial satellite programs. Net favorable cumulative contract catch-up adjustments were $34 million higher in the three months ended June 30, 2014 than in the same period in 2013.
N&SS earnings from operations include equity earnings of $89 million and $43 million for the six and three months ended June 30, 2014 compared to $73 million and $34 million for the same periods in 2013 primarily from the ULA joint venture.

Backlog
N&SS total backlog was $14,191 million at June 30, 2014, reflecting a decrease of 11% from December 31, 2013 primarily due to revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for missile defense system and commercial satellite programs.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 9 and 10 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 8 to our Condensed Consolidated Financial Statements.
LightSquared See the discussion of the LightSquared, LLC receivables in Note 4 to our Condensed Consolidated Financial Statements.
Global Services & Support
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Revenues	$4,603	$4,666	$2,304	$2,496
Earnings from operations	$545	$502	$267	$253
Operating margins	11.8%	10.8%	11.6%	10.1%

(Dollars in millions)	June 30 2014	December 31 2013
Contractual backlog	$16,316	$16,288
Unobligated backlog	749	1,468
Revenues
GS&S revenues for the six months ended June 30, 2014 decreased by $63 million compared with the same period in 2013 primarily due to reductions of $73 million related to lower volume in several Integrated Logistics (IL) programs.
GS&S revenues for the three months ended June 30, 2014 decreased by $192 million compared with the same period in 2013 primarily due to a decrease of $232 million related to lower volume in several Maintenance, Modification and Upgrades (MM&U) and IL programs, partially offset by increases of $37 million related to higher volume in several Training Systems & Government Services (TSGS) programs.
Earnings From Operations
GS&S earnings from operations for the six months ended June 30, 2014 increased by $43 million compared with the same period in 2013 primarily due to an increase of $29 million related to improved performance on several IL programs. Net favorable cumulative contract catch-up adjustments for the six months ended June 30, 2014 were $46 million higher than in the same period in 2013.
GS&S earnings from operations for the three months ended June 30, 2014 increased by $14 million compared with the same period in 2013 primarily due to improved performance on several MM&U programs. Net favorable cumulative contract catch-up adjustments were $46 million higher in the three months ended June 30, 2014 than in the same period in 2013.

Backlog
GS&S total backlog was $17,065 million at June 30, 2014, reflecting a decrease of 4% from December 31, 2013 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards for support on the C-17 and AEW&C programs.
Boeing Capital
Operating Results

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Revenues	$172	$209	$90	$104
Earnings from operations	$77	$63	$33	$19
Operating margins	45%	30%	37%	18%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the six months ended June 30, 2014 decreased by $37 million compared with the same period in 2013 primarily due to lower finance lease income, resulting from non-recurring adjustments to estimated residual values, and decreased interest income due to a lower portfolio balance. BCC's revenues for the three months ended June 30, 2014 decreased by $14 million compared with the same period in 2013 primarily due to lower finance lease income and interest income resulting from a lower portfolio balance.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, recovery of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the six and three months ended June 30, 2014 increased by $14 million compared with the same periods in 2013 due to lower asset impairment expense, partially offset by lower revenues. Additionally, earnings from operations for the six months ended June 30, 2014 increased due to a reduction in the allowance for losses on receivables driven by a change to a customer credit rating in the first quarter.

Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2014	December 31 2013
Customer financing and investment portfolio, net	$3,357	$3,883
Other assets, primarily cash and short-term investments	961	505
Total assets	$4,318	$4,388

Other liabilities, primarily deferred income taxes	$1,284	$1,296
Debt, including intercompany loans	2,529	2,577
Equity	505	515
Total liabilities and equity	$4,318	$4,388

Debt-to-equity ratio	5.0-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at June 30, 2014 decreased from December 31, 2013 primarily due to portfolio run-off, partially offset by the reduction in the allowance for losses on receivables. At June 30, 2014 and December 31, 2013, BCC had $37 million and $83 million of assets that were held for sale or re-lease. In addition, aircraft subject to leases with a carrying value of approximately $7 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
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
Other Segment

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Revenues	$42	$54	$22	$27
Loss from operations	(110)	(101)	(48)	(43)
Other segment losses for the six and three months ended June 30, 2014 increased by $9 million and $5 million compared with the same periods in the prior year primarily driven by lower revenues.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2014	2013
Net earnings	$2,618	$2,194
Non-cash items	999	954
Changes in working capital	(696)	843
Net cash provided by operating activities	2,921	3,991
Net cash provided/(used) by investing activities	1,281	(3,371)
Net cash used by financing activities	(5,764)	(2,230)
Effect of exchange rate changes on cash and cash equivalents	7	(37)
Net decrease in cash and cash equivalents	(1,555)	(1,647)
Cash and cash equivalents at beginning of year	9,088	10,341
Cash and cash equivalents at end of period	$7,533	$8,694
Operating Activities Net cash provided by operating activities was $2.9 billion during the six months ended June 30, 2014, a decrease of $1.1 billion compared with the same period in 2013 primarily due to higher inventory growth. Our investment in gross inventories increased by $6.3 billion and $5.3 billion during the six months ended June 30, 2014 and 2013 reflecting continued investment in commercial airplane program inventory, primarily 787 inventory.
Investing Activities Cash provided by investing activities totaled $1.3 billion during the six months ended June 30, 2014 compared with $3.4 billion used during the same period in 2013, largely due to higher net proceeds from investments in time deposits. Net proceeds from investments were $2.4 billion in 2014 compared with net contributions to investments of $2.4 billion for the same period in 2013. In 2014, capital expenditures totaled $0.9 billion, compared with $1 billion for the same period in the prior year. We expect capital expenditures to be higher in 2014 than 2013 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $5.8 billion during the six months ended June 30, 2014 compared with $2.2 billion in the same period in 2013, an increase primarily due to higher share repurchases of $3 billion, lower new borrowings of $0.4 billion and higher dividend payments of $0.3 billion in 2014 partially offset by lower debt repayments of $0.5 billion in the current year.
During the six months ended June 30, 2014, we repaid $0.9 billion of debt. At June 30, 2014, the recorded balance of debt was $8.9 billion of which $1.6 billion was classified as short-term. This includes $2.5 billion of debt attributable to BCC, of which $0.7 billion was classified as short-term.
During the six months ended June 30, 2014, we repurchased 30.8 million shares totaling $4 billion through our open market share repurchase program. In both 2014 and 2013, there were 0.7 million shares transferred to us from employees for tax withholdings.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the six months ended June 30, 2014, we had no commercial paper borrowings outstanding. Currently, we have $4.8 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $17.9 billion and $18 billion at June 30, 2014 and December 31, 2013. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. The bank’s charter is set to expire on September 30, 2014. If the bank’s charter is not renewed or if the bank’s existing or future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At June 30, 2014, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 10 to our Condensed Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 16 to our Condensed Consolidated Financial Statements.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $649 million at June 30, 2014. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
Income Taxes We have recorded a liability of $1,420 million at June 30, 2014 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.

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

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2014	2013	2014	2013
Revenues	$42,510	$40,708	$22,045	$21,815
Earnings from operations, as reported	$3,329	$3,244	$1,787	$1,716
Operating margins	7.8%	8.0%	8.1%	7.9%

Unallocated pension and other postretirement benefit expense	$757	$651	$204	$312
Core operating earnings (non-GAAP)	$4,086	$3,895	$1,991	$2,028
Core operating margins (non-GAAP)	9.6%	9.6%	9.0%	9.3%

Diluted earnings per share, as reported	$3.50	$2.85	$2.24	$1.41
Unallocated pension and other postretirement benefit expense (1)	$0.66	$0.55	$0.18	$0.26
Core earnings per share (non-GAAP)	$4.16	$3.40	$2.42	$1.67
Weighted average diluted shares (in millions)	747.4	770.1	740.1	771.8

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.

Other
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Act”), require disclosure of certain activities, transactions or dealings relating to Iran that occurred during the quarter covered by this report. Disclosure is required even if the activities, transactions or dealings were conducted in compliance with applicable law.
During the second quarter of 2014, Boeing entered into an agreement and engaged in related discussions with Iran Air pursuant to a license from the U.S. Office of Foreign Assets Control (“OFAC”). The agreement sets forth general terms and conditions with respect to the potential sale of certain goods and services related to the safety of flight, including airplane parts, manuals, drawings, service bulletins, and navigation charts and data. Boeing also engaged in discussions pursuant to the OFAC license with Iran Air Tours, a subsidiary of Iran Air, with respect to the sale of similar goods and services. Boeing applied for the OFAC license consistent with guidance from the U.S. Government in connection with ongoing negotiations between the “P5+1” nations and Iran related to, among other things, the safety of Iran’s civil aviation industry. Boeing generated no gross revenues or net profits during the second quarter in connection with these activities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2013.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended June 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2014 thru 4/30/2014	3,170,885	$126.62	3,159,501	$7,910
5/1/2014 thru 5/31/2014	6,832,670	131.99	6,819,311	7,010
6/1/2014 thru 6/30/2014	1,450,178	136.30	1,448,000	6,813
Total	11,453,733	$131.05	11,426,812

(1)
We purchased an aggregate of 11,426,812 shares of our common stock in the open market pursuant to our repurchase program and 24,941 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We purchased an aggregate of 1,980 shares in swap transactions.

(2)
On December 16, 2013, the Board approved a new repurchase plan (the Program) for up to $10 billion of common stock. Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10(i)	Amendment to Executive Employment Agreement dated as of May 6, 2014 (Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 6, 2014).

10(ii)	The Boeing Company 2003 Incentive Stock Plan, as amended and restated effective April 28, 2014 (Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed on May 7, 2014).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 23, 2014	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Vice President of Finance and Corporate Controller