Form 10-Q
period 2014-09-30
BOEING CO
filed 2014-10-22
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2014, there were 712,930,459 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2014

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Sales of products	$58,920	$55,310	$21,378	$19,754
Sales of services	7,374	7,528	2,406	2,376
Total revenues	66,294	62,838	23,784	22,130

Cost of products	(50,023)	(47,030)	(18,091)	(16,865)
Cost of services	(5,965)	(5,795)	(1,966)	(1,791)
Boeing Capital interest expense	(53)	(55)	(18)	(18)
Total costs and expenses	(56,041)	(52,880)	(20,075)	(18,674)
	10,253	9,958	3,709	3,456
Income from operating investments, net	212	147	92	59
General and administrative expense	(2,727)	(2,856)	(932)	(956)
Research and development expense, net	(2,292)	(2,223)	(750)	(755)
Gain/(loss) on dispositions, net	2	21		(1)
Earnings from operations	5,448	5,047	2,119	1,803
Other income/(loss), net	11	41	(9)	19
Interest and debt expense	(252)	(290)	(79)	(95)
Earnings before income taxes	5,207	4,798	2,031	1,727
Income tax expense	(1,227)	(1,445)	(669)	(567)
Net earnings from continuing operations	3,980	3,353	1,362	1,160
Net loss on disposal of discontinued operations, net of taxes of $0, $0, $0 and $0		(1)		(2)
Net earnings	$3,980	$3,352	$1,362	$1,158
Basic earnings per share from continuing operations	$5.43	$4.40	$1.88	$1.53
Net loss on disposal of discontinued operations, net of taxes
Basic earnings per share	$5.43	$4.40	$1.88	$1.53
Diluted earnings per share from continuing operations	$5.36	$4.36	$1.86	$1.51
Net loss on disposal of discontinued operations, net of taxes
Diluted earnings per share	$5.36	$4.36	$1.86	$1.51
Cash dividends paid per share	$2.19	$1.455	$0.73	$0.485
Weighted average diluted shares (millions)	742.3	769.8	731.9	769.1
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Net earnings	$3,980	$3,352	$1,362	$1,158
Other comprehensive income, net of tax:
Currency translation adjustments	(34)	(46)	(72)	42
Unrealized gain/(loss) on certain investments, net of tax ($1), $0, $1, $0	2		(1)
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $36, $31, $50 and ($20)	(64)	(54)	(89)	35
Reclassification adjustment for (gains) included in net earnings, net of tax of $1, $8, $1 and $5	(2)	(13)	(3)	(10)
Total unrealized (loss)/gain on derivative instruments, net of tax	(66)	(67)	(92)	25
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service cost included in net periodic pension cost, net of tax of ($9), ($6), ($3) and ($3)	16	9	5	4
Net actuarial gain arising during the period, net of tax of ($348), ($72), ($1) and ($56)	623	131	1	101
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($275), ($644), ($90) and ($213)	498	1,135	165	380
Settlements and curtailments included in net income, net of tax of ($113), ($35), $0 and ($30)	202	63		54
Pension and postretirement benefit related to our equity method investments, net of tax $0 ($2), $0 and ($1)		4		1
Total defined benefit pension plans and other postretirement benefits, net of tax	1,339	1,342	171	540
Other comprehensive income, net of tax	1,241	1,229	6	607
Comprehensive income/(loss) related to noncontrolling interests	9	3	3	(18)
Comprehensive income, net of tax	$5,230	$4,584	$1,371	$1,747
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2014	December 31 2013
Assets
Cash and cash equivalents	$6,655	$9,088
Short-term and other investments	3,422	6,170
Accounts receivable, net	7,799	6,546
Current portion of customer financing, net	257	344
Deferred income taxes	27	14
Inventories, net of advances and progress billings	47,058	42,912
Total current assets	65,218	65,074
Customer financing, net	3,347	3,627
Property, plant and equipment, net of accumulated depreciation of $15,645 and $15,070	10,707	10,224
Goodwill	5,131	5,043
Acquired intangible assets, net	2,954	3,052
Deferred income taxes	2,546	2,939
Investments	1,203	1,204
Other assets, net of accumulated amortization of $447 and $448	1,547	1,500
Total assets	$92,653	$92,663
Liabilities and equity
Accounts payable	$11,136	$9,498
Accrued liabilities	12,677	14,131
Advances and billings in excess of related costs	21,127	20,027
Deferred income taxes and income taxes payable	6,685	6,267
Short-term debt and current portion of long-term debt	1,579	1,563
Total current liabilities	53,204	51,486
Accrued retiree health care	6,494	6,528
Accrued pension plan liability, net	9,262	10,474
Non-current income taxes payable	709	156
Other long-term liabilities	1,046	950
Long-term debt	7,301	8,072
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 and 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,572	4,415
Treasury stock, at cost – 298,419,764 and 264,882,461 shares	(22,349)	(17,671)
Retained earnings	35,880	32,964
Accumulated other comprehensive loss	(8,653)	(9,894)
Total shareholders’ equity	14,511	14,875
Noncontrolling interests	126	122
Total equity	14,637	14,997
Total liabilities and equity	$92,653	$92,663
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2014	2013
Cash flows – operating activities:
Net earnings	$3,980	$3,352
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	152	156
Depreciation and amortization	1,378	1,323
Investment/asset impairment charges, net	140	38
Customer financing valuation benefit	(26)	(7)
Loss on disposal of discontinued operations		1
Gain on dispositions, net	(2)	(21)
Other charges and credits, net	145	48
Excess tax benefits from share-based payment arrangements	(104)	(86)
Changes in assets and liabilities –
Accounts receivable	(1,385)	(1,006)
Inventories, net of advances and progress billings	(4,425)	(3,631)
Accounts payable	1,819	943
Accrued liabilities	(1,054)	(338)
Advances and billings in excess of related costs	1,100	3,543
Income taxes receivable, payable and deferred	887	1,336
Other long-term liabilities	(42)	(52)
Pension and other postretirement plans	746	954
Customer financing, net	494	223
Other	57	23
Net cash provided by operating activities	3,860	6,799
Cash flows – investing activities:
Property, plant and equipment additions	(1,568)	(1,460)
Property, plant and equipment reductions	27	47
Acquisitions, net of cash acquired	(163)	(26)
Contributions to investments	(7,874)	(9,640)
Proceeds from investments	10,608	6,997
Receipt of economic development program funds	4
Net cash provided/(used) by investing activities	1,034	(4,082)
Cash flows – financing activities:
New borrowings	105	547
Debt repayments	(910)	(1,397)
Payments to noncontrolling interests	(12)
Repayments of distribution rights and other asset financing	(184)	(139)
Stock options exercised, other	293	871
Excess tax benefits from share-based payment arrangements	104	86
Employee taxes on certain share-based payment arrangements	(94)	(60)
Common shares repurchased	(5,000)	(1,799)
Dividends paid	(1,596)	(1,102)
Net cash used by financing activities	(7,294)	(2,993)
Effect of exchange rate changes on cash and cash equivalents	(33)	(24)
Net decrease in cash and cash equivalents	(2,433)	(300)
Cash and cash equivalents at beginning of year	9,088	10,341
Cash and cash equivalents at end of period	$6,655	$10,041
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2013	$5,061	$4,122	($15,937)	$30,037	($17,416)	$100	$5,967
Net earnings				3,352		3	3,355
Other comprehensive income, net of tax of ($720)					1,229		1,229
Share-based compensation and related dividend equivalents		161		(7)			154
Excess tax pools		60					60
Treasury shares issued for stock options exercised, net		80	793				873
Treasury shares issued for other share-based plans, net		(128)	78				(50)
Common shares repurchased			(1,799)				(1,799)
Cash dividends declared ($0.97 per share)				(735)			(735)
Changes in noncontrolling interests						13	13
Balance at September 30, 2013	$5,061	$4,295	($16,865)	$32,647	($16,187)	$116	$9,067

Balance at January 1, 2014	$5,061	$4,415	($17,671)	$32,964	($9,894)	$122	$14,997
Net earnings				3,980		9	3,989
Other comprehensive income, net of tax of ($709)					1,241		1,241
Share-based compensation and related dividend equivalents		159		(10)			149
Excess tax pools		104					104
Treasury shares issued for stock options exercised, net		18	276				294
Treasury shares issued for other share-based plans, net		(124)	46				(78)
Common shares repurchased			(5,000)				(5,000)
Cash dividends declared ($1.46 per share)				(1,054)			(1,054)
Changes in noncontrolling interests						(5)	(5)
Balance at September 30, 2014	$5,061	$4,572	($22,349)	$35,880	($8,653)	$126	$14,637
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Revenues:
Commercial Airplanes	$43,151	$38,301	$16,110	$13,987
Defense, Space & Security:
Boeing Military Aircraft	10,518	11,059	3,537	3,438
Network & Space Systems	5,823	6,240	2,027	2,231
Global Services & Support	6,952	7,043	2,349	2,377
Total Defense, Space & Security	23,293	24,342	7,913	8,046
Boeing Capital	263	303	91	94
Unallocated items, eliminations and other	(413)	(108)	(330)	3
Total revenues	$66,294	$62,838	$23,784	$22,130
Earnings from operations:
Commercial Airplanes	$4,849	$4,289	$1,797	$1,617
Defense, Space & Security:
Boeing Military Aircraft	937	1,058	440	245
Network & Space Systems	507	486	189	193
Global Services & Support	772	737	227	235
Total Defense, Space & Security	2,216	2,281	856	673
Boeing Capital	66	98	(11)	35
Unallocated items, eliminations and other	(1,683)	(1,621)	(523)	(522)
Earnings from operations	5,448	5,047	2,119	1,803
Other income/(loss), net	11	41	(9)	19
Interest and debt expense	(252)	(290)	(79)	(95)
Earnings before income taxes	5,207	4,798	2,031	1,727
Income tax expense	(1,227)	(1,445)	(669)	(567)
Net earnings from continuing operations	3,980	3,353	1,362	1,160
Net loss on disposal of discontinued operations, net of taxes of $0, $0, $0 and $0		(1)		(2)
Net earnings	$3,980	$3,352	$1,362	$1,158
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2013 Annual Report on Form 10-K. Effective during the first quarter of 2014, certain programs previously reported in the Boeing Military Aircraft (BMA) segment were realigned to the Global Services & Support (GS&S) segment. See Note 17. Beginning in the third quarter of 2014, amounts previously reported separately as Other segment and Unallocated items and eliminations are now shown on a combined basis to provide a more meaningful presentation. Segment data for 2013 have been adjusted to reflect these changes.
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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. In the second quarter of 2014, higher estimated costs to complete the KC-46A Tanker contract for the U.S. Air Force resulted in a reach-forward loss of $425 of which the Commercial Airplanes segment recorded $238 and the BMA segment recorded $187. For the nine months ended September 30, 2014, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all contracts decreased Earnings from operations by $54 and diluted earnings per share by $0.06. For the three months ended September 30, 2014, net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings from operations by $91 and diluted earnings per share by $0.08. For the nine and three months ended September 30, 2013, net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings from operations by $184 and $20 and diluted earnings per share by $0.17 and $0.02.
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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Net earnings	$3,980	$3,352	$1,362	$1,158
Less: earnings available to participating securities	5	6	2	2
Net earnings available to common shareholders	$3,975	$3,346	$1,360	$1,156
Basic
Basic weighted average shares outstanding	733.3	762.0	722.8	759.4
Less: participating securities	1.3	1.9	1.3	1.8
Basic weighted average common shares outstanding	732.0	760.1	721.5	757.6
Diluted
Basic weighted average shares outstanding	733.3	762.0	722.8	759.4
Dilutive potential common shares(1)	9.0	7.8	9.1	9.7
Diluted weighted average shares outstanding	742.3	769.8	731.9	769.1
Less: participating securities	1.3	1.9	1.3	1.8
Diluted weighted average common shares outstanding	741.0	767.9	730.6	767.3
Net earnings per share:
Basic	$5.43	$4.40	$1.88	$1.53
Diluted	5.36	4.36	1.86	1.51

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.

The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Stock options		6.4
Performance awards	5.3	4.6	4.6	3.6
Performance-based restricted stock units	1.3		1.3
Note 3 – Income Taxes
Our effective income tax rates were 23.6% and 32.9% for the nine and three months ended September 30, 2014 and 30.1% and 32.8% for the same periods in the prior year. The effective tax rate for the nine months ended September 30, 2014 is lower than the comparable prior year period primarily due to an incremental tax benefit of $265 recorded in the second quarter of 2014 that related to the application of a 2012 Federal Court of Claims decision which held that the tax basis in certain assets could be increased and realized upon the assets' disposition (tax basis adjustment). In addition, during the second quarter of 2014, tax benefits of $116 and $143 were recorded as a result of the 2007-2008 and 2009-2010 federal tax audit settlements. These benefits are partially offset by the absence of the U.S. research and development tax credit (research tax credit). The research tax credit was effective for 2013, but due to the expiration at the end of 2013, no tax benefit has been recorded in 2014. Furthermore, in the first quarter of 2013, Congress retroactively reinstated the research tax credit for 2012, which reduced income tax expense by $145. If Congress extends the research tax credit for 2014, there will be a favorable impact on our effective income tax rate.
The total amount of unrecognized tax benefits increased from $1,141 as of December 31, 2013 to $1,526 as of September 30, 2014 primarily due to the tax basis adjustment, partially offset by the settlement of the 2007-2008 and 2009-2010 federal tax audits.
Federal income tax audits have been settled for all years prior to 2011. The years 2011-2012 are currently being examined by the IRS. We are also subject to examination in major state and international jurisdictions for the 2001-2013 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 4 – Accounts Receivable, net
Accounts receivable, net as of September 30, 2014, includes $112 of unbillable receivables on a long-term contract with LightSquared, LP (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. Given the uncertainties inherent in bankruptcy proceedings, it is reasonably possible that we could incur losses related to these receivables in connection with the LightSquared bankruptcy.

Note 5 – Inventories
Inventories consisted of the following:

	September 30 2014	December 31 2013
Long-term contracts in progress	$12,824	$12,608
Commercial aircraft programs	54,886	48,065
Commercial spare parts, used aircraft, general stock materials and other	7,757	7,793
Inventory before advances and progress billings	75,467	68,466
Less advances and progress billings	(28,409)	(25,554)
Total	$47,058	$42,912
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At September 30, 2014, the inventory balance was $261 (net of advances of $307) and $425 (net of advances of $331) at December 31, 2013. At September 30, 2014, $333 of this inventory related to unsold launches. See Note 10.
Capitalized precontract costs of $1,478 and $520 at September 30, 2014 and December 31, 2013, are included in inventories.
Commercial Aircraft Programs
At September 30, 2014 and December 31, 2013, commercial aircraft programs inventory included the following amounts related to the 787 program: $32,744 and $27,576 of work in process (including deferred production costs of $25,189 and $21,620), $2,216 and $2,189 of supplier advances, and $3,565 and $3,377 of unamortized tooling and other non-recurring costs. At September 30, 2014, $19,403 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $9,351 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At September 30, 2014 and December 31, 2013, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,859 and $1,554 of deferred production costs, net of previously recorded reach-forward losses, and $518 and $563 of unamortized tooling costs. At September 30, 2014, $1,113 of 747 deferred production and unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $1,264 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,213 and $3,465 at September 30, 2014 and December 31, 2013.

Note 6 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	September 30 2014	December 31 2013
Financing receivables:
Investment in sales-type/finance leases	$1,575	$1,699
Notes	436	587
Operating lease equipment, at cost, less accumulated depreciation of $607 and $564	1,616	1,734
Gross customer financing	3,627	4,020
Less allowance for losses on receivables	(23)	(49)
Total	$3,604	$3,971
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At September 30, 2014 and December 31, 2013, we individually evaluated for impairment customer financing receivables of $92 and $95 and determined that none of these were impaired.
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
Our financing receivable balances by internal credit rating category are shown below.

Rating categories	September 30 2014	December 31 2013
BBB	$1,027	$1,091
BB	51	58
B	671	585
CCC	170	457
Other	92	95
Total carrying value of financing receivables	$2,011	$2,286
At September 30, 2014, our allowance related to receivables with ratings of B and BBB to which we applied default rates that averaged 16% and 2% to the exposure associated with those receivables.

Customer Financing Exposure
Customer financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and overall market conditions and may be subject to reduced valuation with market decline. Declines in collateral values are also a significant driver of our allowance for losses. Generally, out-of-production aircraft have experienced greater collateral value declines than in-production aircraft. Our customer financing portfolio is primarily collateralized by out-of-production 717, 757 and MD-80 aircraft. The majority of customer financing carrying values are concentrated in the following aircraft models:

	September 30 2014	December 31 2013
717 Aircraft ($426 and $444 accounted for as operating leases)	$1,591	$1,674
747 Aircraft ($461 and $183 accounted for as operating leases)	461	286
757 Aircraft ($355 and $402 accounted for as operating leases)	386	453
MD-80 Aircraft (Accounted for as sales-type finance leases)	370	411
737 Aircraft ($129 and $138 accounted for as operating leases)	193	210
MD-11 Aircraft (Accounted for as operating leases)	183	220
767 Aircraft ($47 and $60 accounted for as operating leases)	173	207
787 Aircraft (Accounted for as operating leases)		273

Note 7 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2014	December 31 2013
Time deposits	3,351	$6,090
Pledged money market funds (1)	46	46
Available-for-sale investments	9	8
Equity method investments (2)	1,161	1,164
Restricted cash (3)	25	33
Other investments	33	33
Total	$4,625	$7,374

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $215 and $81 for the nine and three months ended September 30, 2014 and $163 and $60 during the same periods in the prior year.

(3)	Restricted to pay certain claims related to workers' compensation and life insurance premiums for certain employees.

Note 8 – Other Assets
Sea Launch
At September 30, 2014 and December 31, 2013, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. On April 11, 2014, the appellate court entered a ruling that the decision of the arbitrator is not appealable. On May 9, 2014, we filed a brief with the Supreme Court of Sweden appealing the appellate court's April 11, 2014 ruling. On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment and the $209 partner loan obligations. A trial in the United States District Court for the Central District of California is scheduled to commence April 21, 2015. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional pre-tax charges of up to $356. Our current assessment as to the collectability of these receivables takes into account the political unrest involving Russia and Ukraine, although we will continue to monitor the situation.
Note 9 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the nine months ended September 30, 2014 and 2013.

	2014	2013
Beginning balance – January 1	$649	$710
Reductions for payments made	(36)	(69)
Changes in estimates	25	48
Ending balance – September 30	$638	$689
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2014 and December 31, 2013, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $884 and $928.

Product Warranties
The following table summarizes product warranty activity recorded during the nine months ended September 30, 2014 and 2013.

	2014	2013
Beginning balance – January 1	$1,570	$1,572
Additions for current year deliveries	416	427
Reductions for payments made	(336)	(326)
Changes in estimates	(167)	(110)
Ending balance - September 30	$1,483	$1,563
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
Trade-in commitment agreements at September 30, 2014 have expiration dates from 2014 through 2026. At September 30, 2014, and December 31, 2013 total contractual trade-in commitments were $2,396 and $1,605. As of September 30, 2014 and December 31, 2013, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $490 and $325 and the fair value of the related trade-in aircraft was $490 and $325.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $16,662 and $17,987 as of September 30, 2014 and December 31, 2013. The estimated earliest potential funding dates for these commitments as of September 30, 2014 are as follows:

Total
October through December 2014	$506
2015	2,855
2016	3,412
2017	3,452
2018	2,066
Thereafter	4,371
$16,662
As of September 30, 2014, all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,073 and $4,376 as of September 30, 2014 and December 31, 2013.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $527 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.
C-17
In September 2013, we decided to end production of C-17 aircraft in late 2015. In April 2014, we announced that we anticipate ending production approximately three months earlier based on our decision to produce three fewer aircraft in 2015 than previously planned. As a result, during the first quarter of 2014, BDS recorded $48 to write off inventory and accrue termination liabilities to suppliers. In October 2014, we received an order for two C-17 aircraft and we have active sales campaigns for the remaining eight unsold aircraft. We are currently incurring costs and have made commitments to suppliers related to these aircraft. We believe it is probable that we will recover costs related to the unsold aircraft from international customer orders. Should orders for the eight unsold aircraft not materialize or should we decide to discontinue production of unsold aircraft, we could incur further charges to write-down inventory and/or record termination liabilities. At September 30, 2014, we had approximately $1,297 of capitalized precontract costs and $578 of potential termination liabilities to suppliers associated with unsold aircraft.
F/A-18
At September 30, 2014, our backlog included 76 F/A-18 aircraft currently under contract with the U.S. Navy. The President’s Fiscal Year 2015 budget request submitted in March 2014 did not include funding for additional F/A-18 aircraft. We are continuing to work with our U.S. customer as well as international customers to secure additional orders. The orders in backlog would complete production in 2016. Should additional orders not materialize, it is reasonably possible that we will decide in the next twelve months to end production of the F/A-18 at a future date. We are still evaluating the full financial impact of a potential production shutdown, including any recovery that may be available from the U.S. government.
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
KC-46A Tanker and BDS Fixed-Price Development Contracts

Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Airborne Early Warning and Control, India P-8I, Saudi Arabia F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, during the second quarter of 2014, higher estimated costs to complete the KC-46A Tanker contract for the U.S. Air Force resulted in a reach-forward loss of $425 of which the Commercial Airplanes segment recorded $238 and the BMA segment recorded $187.
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
Russia/Ukraine
We continue to monitor political unrest involving Russia and Ukraine, where we and some of our suppliers source titanium products and/or have operations. A number of our commercial customers also have operations in Russia and Ukraine. To date, we have not experienced any disruptions to production or deliveries. Should suppliers or customers experience disruption, our production and/or deliveries could be materially impacted.
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs had gross margins that were breakeven or near breakeven during the nine months ended September 30, 2014.
Lower-than-expected demand for large commercial passenger and freighter aircraft have resulted in ongoing pricing pressures and fewer 747 orders than anticipated. We continue to have a number of unsold 747 production positions. If market and production risks cannot be mitigated, the program could face a reach-forward loss that may be material.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Contingent repurchase commitments	$1,641	$1,872	$1,629	$1,871	$5	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	121	127
Contract pricing	261	261			7	7
Other Delta contracts	150	227				8
Other indemnifications	85	106			28	28
Credit guarantees	30	35	27	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,239 of the $1,360 of inventory that was contributed by us and has yet to consume $121. ULA has made advance payments of $1,560 to us and we have recorded revenues and cost of sales of $1,230 under the inventory supply agreement through September 30, 2014.
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
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of BCC's Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At September 30, 2014 and December 31, 2013, our maximum future cash exposure to losses associated with the loss sharing arrangement was $85 and $106 and our accrued liability under the loss sharing arrangement was $28.
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

Note 11 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2014	2013	2014	2013
Service cost	$1,244	$1,414	$415	$468
Interest cost	2,300	2,175	758	713
Expected return on plan assets	(3,125)	(2,907)	(1,042)	(969)
Amortization of prior service costs	133	150	44	52
Recognized net actuarial loss	768	1,668	254	530
Settlement/curtailment/other losses	372	104	35	84
Net periodic benefit cost	$1,692	$2,604	$464	$878
Net periodic benefit cost included in Earnings from operations	$2,443	$2,319	$715	$775

	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefit Plans	2014	2013	2014	2013
Service cost	$97	$111	$33	$37
Interest cost	216	198	72	65
Expected return on plan assets	(6)	(5)	(2)	(1)
Amortization of prior service costs	(108)	(135)	(36)	(45)
Recognized net actuarial loss	6	72	2	24
Net periodic benefit cost	$205	$241	$69	$80
Net periodic benefit cost included in Earnings from operations	$214	$269	$71	$90
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
Performance Awards
On February 24, 2014, we granted performance awards to our executives with the payout based on the achievement of financial goals for the three-year period ending December 31, 2016. At September 30, 2014, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $343.

Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the nine and three months ended September 30, 2014 and 2013 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2013	$214	($8)	$86	($17,708)		($17,416)
Other comprehensive income/(loss) before reclassifications	(46)		(54)	135		35
Amounts reclassified from AOCI			(13)	1,207	(2)	1,194
Net current period Other comprehensive income/(loss)	(46)		(67)	1,342		1,229
Balance at September 30, 2013	$168	($8)	$19	($16,366)		($16,187)

Balance at January 1, 2014	$150	($8)	($6)	($10,030)		($9,894)
Other comprehensive income/(loss) before reclassifications	(34)	2	(64)	623		527
Amounts reclassified from AOCI			(2)	716	(2)	714
Net current period Other comprehensive income/(loss)	(34)	2	(66)	1,339		1,241
Balance at September 30, 2014	$116	($6)	($72)	($8,691)		($8,653)

Balance at June 30, 2013	$126	($8)	($6)	($16,906)		($16,794)
Other comprehensive income/(loss) before reclassifications	42		35	102		179
Amounts reclassified from AOCI			(10)	438	(2)	428
Net current period Other comprehensive income/(loss)	42		25	540		607
Balance at September 30, 2013	$168	($8)	$19	($16,366)		($16,187)

Balance at June 30, 2014	$188	($5)	$20	($8,862)		($8,659)
Other comprehensive income/(loss) before reclassifications	(72)	(1)	(89)	1		(161)
Amounts reclassified from AOCI			(3)	170	(2)	167
Net current period Other comprehensive income/(loss)	(72)	(1)	(92)	171		6
Balance at September 30, 2014	$116	($6)	($72)	($8,691)		($8,653)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial gains/losses for the nine and three months ended September 30, 2013 totaling $1,135 and $380 (net of tax of $(644) and $(213)) and to amortization of actuarial gains/losses, settlements and curtailments for the nine and three months ended September 30, 2014 totaling $700 and $165 (net of tax of ($388) and $(90)). These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

Note 14 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, foreign currency option contracts, commodity swaps, and commodity purchase contracts. We use foreign currency forward and option contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2019. We use commodity derivatives, such as swaps and fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2017.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2014	December 31 2013	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,830	$2,524	$22	$122	($120)	($64)
Interest rate contracts	313	313	10	13
Commodity contracts	39	72	1	2	(26)	(39)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	470	259	28	12	(9)	(35)
Commodity contracts	4	9			(1)	(4)
Total derivatives	$3,656	$3,177	61	149	(156)	(142)
Netting arrangements			(23)	(63)	23	63
Net recorded balance			$38	$86	($133)	($79)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($65)	($51)	($85)	$36
Commodity contracts	1	(3)	(4)	(1)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	14	28	7	14
Commodity contracts	(12)	(15)	(4)	(4)
Forward points recognized in Other income, net:
Foreign exchange contracts	25	24	9	2
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	(5)	13	1	(1)
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $55 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the nine and three months ended September 30, 2014 and 2013.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at September 30, 2014 was $13. At September 30, 2014, there was no collateral posted related to our derivatives.
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

	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$1,904	$1,904			$3,783	$3,783
Available-for-sale investments	9	9			8	6		$2
Derivatives	38		$38		86		$86
Total assets	$1,951	$1,913	$38		$3,877	$3,789	$86	$2
Liabilities
Derivatives	($133)		($133)		($79)		($79)
Total liabilities	($133)		($133)		($79)		($79)

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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2014		2013
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$157	($92)	$28	($21)
Property, plant and equipment	19	(14)	39	(12)
Total	$176	($106)	$67	($33)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2014, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$157	Market approach	Aircraft value publications	$102 - $180(1) Median $155
			Aircraft condition adjustments	($31) - $7(2) Net ($24)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2014
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$7,799	$7,836		$7,836
Notes receivable, net	432	461		461
Liabilities
Debt, excluding capital lease obligations	(8,724)	(10,367)		(10,152)	(215)

	December 31, 2013
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$6,546	$6,525		$6,525
Notes receivable, net	572	622		622
Liabilities
Debt, excluding capital lease obligations	(9,483)	(10,897)		(10,897)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2014 and December 31, 2013. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. We moved for summary judgment and oral argument was held on August 4, 2014. Currently, there is no trial date, as the court considers the summary judgment motions and as the parties complete discovery. We cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.
Note 17 – Segment Information
Effective during the first quarter of 2014, certain programs were realigned among BDS segments. The BMA aircraft programs Airborne Warning and Control Systems and Airborne Early Warning and Control and the F-22 Modernization program were realigned from BMA to GS&S. Beginning in the third quarter of 2014, amounts previously reported separately as Other segment and Unallocated items and eliminations are now presented on a combined basis to provide a more meaningful presentation. Segment data for 2013 have been adjusted to reflect the changes.
Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. See page 6 for a Summary of Business Segment Data, which is an integral part of this note.
Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Commercial Airplanes	$1,223	$752	$671	$189
Boeing Capital	14	22	3	5
Total	$1,237	$774	$674	$194

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Share-based plans	($66)	($74)	($22)	($21)
Deferred compensation	(22)	(165)	(3)	(63)
Amortization of previously capitalized interest	(55)	(52)	(19)	(18)
Eliminations and other unallocated items	(472)	(339)	(168)	(80)
Sub-total	(615)	(630)	(212)	(182)
Pension	(1,135)	(1,045)	(331)	(356)
Postretirement	67	54	20	16
Pension and Postretirement	(1,068)	(991)	(311)	(340)
Total	($1,683)	($1,621)	($523)	($522)
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
Assets
Segment assets are summarized in the table below:

	September 30 2014	December 31 2013
Commercial Airplanes	$54,946	$49,520
Defense, Space & Security:
Boeing Military Aircraft	7,379	5,872
Network & Space Systems	6,304	6,450
Global Services & Support	4,625	5,040
Total Defense, Space & Security	18,308	17,362
Boeing Capital	3,567	3,914
Unallocated items, eliminations and other	$15,832	$21,867
Total	$92,653	$92,663
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.
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
October 22, 2014

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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Revenues	$66,294	$62,838	$23,784	$22,130

GAAP
Earnings from operations	$5,448	$5,047	$2,119	$1,803
Operating margins	8.2%	8.0%	8.9%	8.1%
Effective income tax rate	23.6%	30.1%	32.9%	32.8%
Net earnings	$3,980	$3,352	$1,362	$1,158
Diluted earnings per share	$5.36	$4.36	$1.86	$1.51

Non-GAAP (1)
Core operating earnings	$6,516	$6,038	$2,430	$2,143
Core operating margin	9.8%	9.6%	10.2%	9.7%
Core earnings per share	$6.30	$5.20	$2.14	$1.80

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 48 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Commercial Airplanes	$43,151	$38,301	$16,110	$13,987
Defense, Space & Security	23,293	24,342	7,913	8,046
Boeing Capital	263	303	91	94
Unallocated items, eliminations and other	(413)	(108)	(330)	3
Total	$66,294	$62,838	$23,784	$22,130
Revenues for the nine and three months ended September 30, 2014 increased by $3,456 million and $1,654 million, or 5% and 7% compared with the same periods in 2013. Commercial Airplanes revenues increased by $4,850 million and $2,123 million, or 13% and 15% due to higher airplane deliveries. Defense, Space & Security (BDS) revenues for the nine months ended September 30, 2014 decreased by $1,049 million, or 4% compared with the same period in 2013 due to lower revenues in all three segments. BDS revenues for the three months ended September 30, 2014 decreased by $133 million, or 2% compared with the same period in 2013 due to $232 million of lower revenues in the Network & Space Systems (N&SS) and Global Services & Support (GS&S) segments, partially offset by higher revenues of $99 million in the Boeing Military Aircraft (BMA) segment.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Commercial Airplanes	$4,849	$4,289	$1,797	$1,617
Defense, Space & Security	2,216	2,281	856	673
Boeing Capital	66	98	(11)	35
Unallocated pension and other postretirement benefit expense	(1,068)	(991)	(311)	(340)
Other unallocated items and eliminations	(615)	(630)	(212)	(182)
Earnings from operations (GAAP)	$5,448	$5,047	$2,119	$1,803
Unallocated pension and other postretirement benefit expense	1,068	991	311	340
Core operating earnings (Non-GAAP)	$6,516	$6,038	$2,430	$2,143
Earnings from operations for the nine months ended September 30, 2014 increased by $401 million compared with the same period in 2013 primarily reflecting higher earnings at Commercial Airplanes of $560 million, partially offset by higher unallocated pension and other postretirement benefit expense of $77 million and lower BDS earnings of $65 million.
Earnings from operations for the three months ended September 30, 2014 increased by $316 million compared with the same period in 2013 primarily reflecting higher earnings of $183 million at BDS and $180 million at Commercial Airplanes.
Core operating earnings for the nine months ended September 30, 2014 increased by $478 million primarily reflecting higher earnings at Commercial Airplanes. Core operating earnings for the three months ended September 30, 2014 increased by $287 million compared with the same period in 2013 primarily reflecting higher earnings at BDS and Commercial Airplanes.
Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Share-based plans	($66)	($74)	($22)	($21)
Deferred compensation	(22)	(165)	(3)	(63)
Eliminations and other	(527)	(391)	(187)	(98)
Sub-total (included in core operating earnings*)	(615)	(630)	(212)	(182)
Pension	(1,135)	(1,045)	(331)	(356)
Postretirement	67	54	20	16
Pension and other postretirement benefit expense (excluded from core operating earnings*)	(1,068)	(991)	(311)	(340)
Total	($1,683)	($1,621)	($523)	($522)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 48.

Deferred compensation expense for the nine and three months ended September 30, 2014 decreased by $143 million and $60 million compared with the same periods in 2013 primarily driven by changes in our stock price and broad stock market conditions.
Eliminations and other unallocated loss for the nine and three months ended September 30, 2014 increased by $136 million and $89 million compared with the same periods in 2013 primarily due to the timing of elimination of profit on intercompany aircraft deliveries and expense allocations. In addition, the increase reflects operating lease equipment impairments of $71 million recorded in the third quarter of 2014.
We recorded net periodic benefit cost related to pension and other postretirement benefits of $1,897 million and $533 million for the nine and three months ended September 30, 2014 compared with $2,845 million and $958 million for the same periods in 2013. The decrease in net periodic benefit cost related to pension is primarily due to lower amortization of actuarial losses. The decrease in the nine month period is partially offset by higher curtailment charges of $334 million recorded in unallocated pension expense during the first quarter of 2014. See Note 11. A portion of net periodic benefit cost is recognized as product costs in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods.
Costs are allocated to the business segments as described in Note 17.
Net periodic benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2014	2013	2014	2013
Allocated to business segments	($1,308)	($1,274)	($384)	($419)
Other unallocated items and eliminations	(1,135)	(1,045)	(331)	(356)
Total	($2,443)	($2,319)	($715)	($775)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Other Postretirement Plans	2014	2013	2014	2013
Allocated to business segments	($281)	($323)	($91)	($106)
Other unallocated items and eliminations	67	54	20	16
Total	($214)	($269)	($71)	($90)
Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Earnings from operations	$5,448	$5,047	$2,119	$1,803
Other income/(loss), net	11	41	(9)	19
Interest and debt expense	(252)	(290)	(79)	(95)
Earnings before income taxes	5,207	4,798	2,031	1,727
Income tax expense	(1,227)	(1,445)	(669)	(567)
Net earnings from continuing operations	$3,980	$3,353	$1,362	$1,160
Our effective income tax rates were 23.6% and 32.9% for the nine and three months ended September 30, 2014 and 30.1% and 32.8% for the same periods in the prior year. The effective tax rate for the nine months ended September 30, 2014 is lower than the comparable prior year period primarily due to tax benefits of $265 million related to tax basis adjustments and $259 million related to audit settlements, both recorded in the second quarter of 2014, offset by the absence of the U.S. research and development tax credit (research tax credit). The research tax credit was effective for 2013, but due to the expiration at the end of 2013, no tax benefit has been recorded in 2014. Furthermore, in the first quarter of 2013, Congress retroactively reinstated the research tax credit for 2012, which reduced income tax expense by $145 million. If Congress extends the research tax credit for 2014 there will be a favorable impact on our effective income tax rate.
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

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2014	2013	Change	2014	2013	Change
Cost of sales	$56,039	$52,882	$3,157	$20,073	$18,676	$1,397
Cost of sales as a % of Revenues	84.5%	84.2%	0.3%	84.4%	84.4%	0.0%
Cost of sales for the nine months ended September 30, 2014 increased by $3,157 million, or 6% compared with the same period in 2013 primarily driven by the $3,456 million, or 5%, increase in revenues. Cost of sales at Commercial Airplanes increased by $4,109 million while cost of sales at BDS decreased by $886 million. Cost of sales as a percentage of revenue was approximately 84.5% in the nine months ended September 30, 2014 compared with 84.2% in the same period in 2013 primarily driven by the KC-46A Tanker charge of $425 million recorded in the second quarter of 2014 and higher unallocated pension expense due to pension curtailment charges of $334 million recorded in the first quarter of 2014, partially offset by improved cost performance.
Cost of sales for the three months ended September 30, 2014 increased by $1,397 million, or 7% compared with the same period in 2013 driven by a $1,654 million increase in revenues. Cost of sales as a percentage of revenue was approximately 84.4% for each of the three month periods ended September 30, 2014 and 2013.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Commercial Airplanes	$1,422	$1,297	$452	$432
Defense, Space & Security	866	892	289	313
Other	4	34	9	10
Total	$2,292	$2,223	$750	$755

Research and development expense for the nine months ended September 30, 2014 increased by $69 million compared with the same period in 2013 primarily due to higher spending at Commercial Airplanes on the 777X and 737 MAX. Research and development expense for the three months ended September 30, 2014 was generally consistent with the same period in 2013.
Backlog

(Dollars in millions)	September 30 2014	December 31 2013
Total contractual backlog	$475,021	$422,661
Unobligated backlog	14,873	18,267
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the nine months ended September 30, 2014 compared with December 31, 2013 was primarily due to commercial airplane orders and reclassifications from unobligated backlog related to incremental funding. The increase was partially offset by commercial airplane deliveries and revenues recognized on awarded contracts.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog of $14,873 million at September 30, 2014 decreased from December 31, 2013 primarily due to reclassifications to contractual backlog related to incremental funding for BDS contracts, partially offset by contract awards.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver 4 next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. During the second quarter of 2014, we recorded a reach-forward loss of $425 million on this contract. $238 million of this loss was recorded at our Commercial Airplanes segment and the remaining $187 million was recorded in our BMA segment. The reach-forward loss was primarily due to initial engineering and design issues discovered during systems installation that are requiring rework and additional engineering and manufacturing labor to complete this contract. To date the program has met all customer contractual milestones.
This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. The USAF is scheduled to authorize low rate initial production in 2015 subject to satisfactory progress being made on the development contract.
Russia/Ukraine We continue to monitor political unrest involving Russia and Ukraine, where we and some of our suppliers source titanium products and/or have operations. A number of our commercial customers also have operations in Russia and Ukraine. To date, we have not experienced any disruptions to production or deliveries. Should suppliers or customers experience disruption, our production and/or deliveries could be materially impacted.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
Many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. In September 2014, the bank’s charter was extended and is now set to expire on June 30, 2015. If the bank’s charter is not renewed or if the bank’s existing or future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers. Certain of our non-U.S. customers also may seek to delay aircraft purchases if they cannot obtain financing at reasonable costs. We continue to work with our customers to mitigate risks to the timing of future deliveries and are assisting with alternative third party financing sources.
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Revenues	$43,151	$38,301	$16,110	$13,987
Earnings from operations	$4,849	$4,289	$1,797	$1,617
Operating margins	11.2%	11.2%	11.2%	11.6%

(Dollars in millions)	September 30 2014	December 31 2013
Contractual backlog	$429,568	$372,980
Unobligated backlog	449	660
Revenues
Revenues for the nine and three months ended September 30, 2014 increased by $4,850 million and $2,123 million or 13% and 15% compared with the same periods in 2013 due to higher airplane deliveries.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747		767	777	787		Total
Deliveries during the first nine months of 2014	359	(10)	12	†	3	75	79		528
Deliveries during the first nine months of 2013	330	(7)	16		17	73	40	†	476
Deliveries during the third quarter of 2014	120	(4)	6	†	2	27	31		186
Deliveries during the third quarter of 2013	112	(2)	4		5	26	23		170
Cumulative deliveries as of 9/30/2014	5,092		1,494		1,064	1,239	193
Cumulative deliveries as of 12/31/2013	4,733		1,482		1,061	1,164	114

*	Intercompany deliveries identified by parentheses.

†	Includes one 787 and two 747 aircraft accounted for as revenue by BCA and as an operating lease in consolidation.
Earnings From Operations
Earnings from operations for the nine months ended September 30, 2014 increased by $560 million compared with the same period in 2013. The increase in earnings reflects higher 737 airplane deliveries and commercial aviation services business of $821 million and improved cost performance of $102 million, partially offset by a reach-forward loss of $238 million related to the KC-46A Tanker contract. Higher research and development expense of $125 million in 2014 was due to increased spending on the 777X and 737 MAX.

Earnings from operations for the three months ended September 30, 2014 increased by $180 million compared with the same period in 2013. The increase in earnings reflects higher 737 airplane deliveries and commercial aviation services business of $226 million, partially offset by $26 million of higher fleet support costs and other costs associated with business growth. Higher research and development expense of $20 million was due to increased spending on the 777X and 737 MAX.
Backlog
The increase in contractual backlog during the nine months ended September 30, 2014 was due to orders in excess of deliveries partially reduced by cancellation of orders.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 9/30/2014	737	747	767	777	787
Program accounting quantities	7,600	1,574	1,113	1,600	1,300
Undelivered units under firm orders	4,033	42	50	566	861
Cumulative firm orders	9,125	1,536	1,114	1,805	1,054

	Program
As of 12/31/2013	737	747	767	777	787
Program accounting quantities	7,000	1,574	1,113	1,550	1,300
Undelivered units under firm orders	3,680	55	49	380	916
Cumulative firm orders	8,413	1,537	1,110	1,544	1,030
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended September 30, 2014 and by 600 units during the nine months ended September 30, 2014 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The accounting quantity includes NG and MAX units. We increased our production rate from 38 to 42 per month in the second quarter of 2014 and plan an additional increase to 47 per month in 2017. On October 2, 2014 we announced our plan to further increase the rate to 52 per month in 2018. First delivery of the 737 MAX is expected in 2017.
747 Program Lower-than-expected demand for large commercial passenger and freighter aircraft have resulted in ongoing pricing pressures and fewer orders than anticipated. We continue to produce at a rate of 1.5 per month. We have a number of unsold 747 production positions and remain focused on obtaining additional orders, reducing out-of-sequence work, improving supply chain efficiency and implementing cost-reduction efforts. If market and production risks cannot be mitigated, the program could face a reach-forward loss that may be material.
767 Program We reconfigured the 767 assembly line in 2014 to include a 767 derivative to support the tanker program and decreased our combined tanker and commercial production rate from 2 to 1 per month. We plan to increase the production rate from 1 to 1.5 per month in the fourth quarter of 2014 and back to 2 per month in 2016.
777 Program The accounting quantity for the 777 program increased by 50 units during the three months ended September 30, 2014. We are currently producing at a rate of 8.3 airplanes per month. In the fourth quarter of 2013 we launched the 777X and first delivery is expected in 2020.

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
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. Based on sales activity and market interest we continue to believe that the remaining 787 flight-test aircraft are commercially saleable and we continue to include costs related to these aircraft in program inventory. If we determine that any of the remaining flight test aircraft cannot be sold, we may incur additional charges related to the reclassification of costs associated with those aircraft to research and development expense.
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
In addition to the risks described above, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result which could have impacts above and beyond those resulting from budget cuts or sequestration impacts. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. On September 19, 2014 a “continuing resolution” was enacted to fund U.S. government programs at existing rates from October 1, 2014. Absent further legislation, this funding will expire on December 11, 2014.
BDS Realignment
Effective during the first quarter of 2014, certain programs were realigned between BDS segments. The realignments include certain BMA aircraft and modernization programs which were moved to GS&S. Business segment data for 2013 have been adjusted to reflect the realignment. See Note 17.
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Revenues	$23,293	$24,342	$7,913	$8,046
Earnings from operations	$2,216	$2,281	$856	$673
Operating margins	9.5%	9.4%	10.8%	8.4%

(Dollars in millions)	September 30 2014	December 31 2013
Contractual backlog	$45,453	$49,681
Unobligated backlog	14,424	17,607
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
Revenues
BDS revenues for the nine months ended September 30, 2014 decreased by $1,049 million compared with the same period in 2013 due to lower revenues in all three segments.
BDS revenues for the three months ended September 30, 2014 decreased by $133 million compared with the same period in 2013 due to lower revenues of $204 million and $28 million in the N&SS and GS&S segments, partially offset by higher revenues of $99 million in the BMA segment.
Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Boeing Military Aircraft
F/A-18 Models	36	36	13	12
F-15E Eagle	10	3	2
C-17 Globemaster III	7	8	2	2
CH-47 Chinook	46	32	14	15
AH-64 Apache	30	31	11	11
P-8 Models	6	7	4	2

Global Services & Support
AEW&C	3		1
Total new-build production aircraft	138	117	47	42
Earnings From Operations
BDS earnings from operations for the nine months ended September 30, 2014 decreased by $65 million compared with the same period in 2013 due to lower earnings of $121 million in the BMA segment, partially offset by higher earnings of $35 million and $21 million in the GS&S and N&SS segments.
BDS earnings from operations for the three months ended September 30, 2014 increased by $183 million compared with the same period in 2013 due to higher earnings of $195 million in the BMA segment, partially offset by lower earnings of $8 million and $4 million in the GS&S and N&SS segments.
Backlog
BDS total backlog was $59,877 million at September 30, 2014, reflecting a decrease of 11% from December 31, 2013. For further details on the changes between periods, refer to the discussions of the individual segments below.
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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For both of the nine months ended September 30, 2014 and 2013, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $184 million. For the three months ended September 30, 2014 and 2013, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $91 million and $20 million.
Boeing Military Aircraft
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Revenues	$10,518	$11,059	$3,537	$3,438
Earnings from operations	$937	$1,058	$440	$245
Operating margins	8.9%	9.6%	12.4%	7.1%

(Dollars in millions)	September 30 2014	December 31 2013
Contractual backlog	$21,169	$23,561
Unobligated backlog	8,901	10,063
Revenues
BMA revenues for the nine months ended September 30, 2014 decreased by $541 million when compared with the same period in 2013 primarily due to decreased revenue of $574 million related to lower KC-46A Tanker and F-15 milestones and fewer P-8 and C-17 aircraft deliveries. These decreases were partially offset by higher volume on proprietary programs.
BMA revenues for the three months ended September 30, 2014 increased by $99 million when compared with the same period in 2013 primarily reflecting $547 million related to higher P-8 and F-15 deliveries as well as higher volume on proprietary programs, partially offset by $440 million due to lower KC-46A Tanker milestones and lower volume on the Chinook and Apache programs.

Earnings From Operations
BMA earnings from operations for the nine months ended September 30, 2014 decreased by $121 million compared to the same period in 2013, primarily due to 2014 charges of $235 million partially offset by increased earnings of $80 million related to higher F-15 deliveries and improved performance on the F/A-18 program. The charges recorded in 2014 included $187 million related to the KC-46A Tanker contract and $48 million to write-off inventory and accrue termination liabilities as a result of our 2014 decision to produce three fewer C-17 aircraft in 2015 than previously planned. See Note 9. In addition, in 2013 we recorded a charge of $64 million to write off inventory and accrue termination liabilities as a result of The Republic of Korea's announcement to restart its F-X fighter aircraft competition. Net favorable cumulative contract catch-up adjustments were $115 million lower in the nine months ended September 30, 2014 than in the same period in 2013 primarily driven by the reach-forward loss on the KC-46A Tanker contract.
BMA earnings from operations for the three months ended September 30, 2014 increased by $195 million compared to the same period in 2013 primarily due to higher deliveries on the P-8 and F-15 programs as well as higher volume on proprietary programs, improved performance on the F/A-18 and C-17 programs and the absence of the F-X fighter aircraft charge recorded in the third quarter of 2013. Net favorable cumulative contract catch-up adjustments were $59 million higher in the three months ended September 30, 2014 than in the same period in 2013.
Backlog
BMA total backlog of $30,070 million at September 30, 2014 decreased by 11% from December 31, 2013, reflecting revenue recognized on contracts awarded in prior years, partially offset by contract awards for the F-18, P-8 and Apache programs.
Additional Considerations
C-17 and F/A-18 See the discussions of the C-17 and F/A-18 programs in Note 9 to our Condensed Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 35.
Network & Space Systems
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Revenues	$5,823	$6,240	$2,027	$2,231
Earnings from operations	$507	$486	$189	$193
Operating margins	8.7%	7.8%	9.3%	8.7%

(Dollars in millions)	September 30 2014	December 31 2013
Contractual backlog	$8,774	$9,832
Unobligated backlog	4,680	6,076
Revenues
N&SS revenues for the nine months ended September 30, 2014 decreased by $417 million compared with the same period in 2013 primarily due to a reduction of $576 million related to lower volume in several Electronic and Information Solutions (E&IS), government satellite and proprietary programs, partially offset by $151 million related to higher volume on the Space Launch System (SLS) and GMD programs.

N&SS revenues for the three months ended September 30, 2014 decreased $204 million compared with the same period in 2013 primarily due to a reduction of $269 million related to lower volume on United Launch Alliance (ULA), lower government satellite program milestones and lower volume on several E&IS programs. These decreases were partially offset by an increase of $112 million related to higher milestone volume on several commercial satellite programs.
Earnings From Operations
N&SS earnings from operations for the nine months ended September 30, 2014 increased by $21 million compared with the same period in 2013 primarily due to increases of $87 million related to higher earnings from our ULA joint venture and several government satellite programs as well as higher volume on the SLS program. These increases were partially offset by reductions of $75 million due to lower milestone volume and program mix on several commercial satellite programs. Net favorable cumulative contract catch-up adjustments were $41 million higher in the nine months ended September 30, 2014 than in the same period in 2013.
N&SS earnings from operations for the three months ended September 30, 2014 decreased by $4 million compared with the same period in 2013 primarily due to lower milestone volume and performance, partially offset by higher equity earnings of $25 million. Net favorable cumulative contract catch-up adjustments were $16 million lower in the three months ended September 30, 2014 than in the same period in 2013.
N&SS earnings from operations include equity earnings of $163 million and $74 million for the nine and three months ended September 30, 2014 compared to $122 million and $49 million for the same periods in 2013 primarily from the ULA joint venture.
Backlog
N&SS total backlog was $13,454 million at September 30, 2014, reflecting a decrease of 15% from December 31, 2013 primarily due to revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for missile defense system and commercial satellite programs.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 9 and 10 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 8 to our Condensed Consolidated Financial Statements.
LightSquared See the discussion of the LightSquared, LP receivables in Note 4 to our Condensed Consolidated Financial Statements.

Global Services & Support
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Revenues	$6,952	$7,043	$2,349	$2,377
Earnings from operations	$772	$737	$227	$235
Operating margins	11.1%	10.5%	9.7%	9.9%

(Dollars in millions)	September 30 2014	December 31 2013
Contractual backlog	$15,510	$16,288
Unobligated backlog	843	1,468
Revenues
GS&S revenues for the nine months ended September 30, 2014 decreased by $91 million compared with the same period in 2013 primarily due to decreases of $153 million related to lower volume in Integrated Logistics (IL) programs, partially offset by increases of $64 million in Maintenance, Modification and Upgrades (MM&U) programs primarily related to AEW&C deliveries in 2014.
GS&S revenues for the three months ended September 30, 2014 decreased by $28 million compared with the same period in 2013 primarily due to lower volume of $81 million in IL programs, partially offset by an increase of $48 million in MM&U programs primarily related to Airborne Warning and Control Systems and AEW&C deliveries in 2014.
Earnings From Operations
GS&S earnings from operations for the nine months ended September 30, 2014 increased by $35 million compared with the same period in 2013. Net favorable cumulative contract catch-up adjustments were $74 million higher in the nine months ended September 30, 2014 than in the same period in 2013 primarily due to improved performance on the AEW&C program.
GS&S earnings from operations for the three months ended September 30, 2014 decreased by $8 million compared with the same period in 2013 primarily due to decreases of $25 million related to lower volume on several IL programs. Net favorable cumulative contract catch-up adjustments were $28 million higher in the three months ended September 30, 2014 than in the same period in 2013 primarily due to improved performance on the AEW&C program.
Backlog
GS&S total backlog was $16,353 million at September 30, 2014, reflecting a decrease of 8% from December 31, 2013 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards for support on the C-17 and AEW&C programs.

Boeing Capital
Operating Results

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Revenues	$263	$303	$91	$94
Earnings/(loss) from operations	$66	$98	($11)	$35
Operating margins	25%	32%	(12)%	37%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the nine months ended September 30, 2014 decreased by $40 million compared with the same period in 2013 primarily due to a lower portfolio balance and adjustments to estimated residual values.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, recovery of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the nine months ended September 30, 2014 decreased by $32 million compared with the same period in 2013 due to lower revenues and higher asset impairment expense offset by a reduction of $19 million in the allowance for losses on receivables driven by a change to a customer credit rating recorded in the first quarter of 2014. BCC's earnings for the three months ended September 30, 2014 decreased by $46 million compared with the same period in 2013 due to higher asset impairment expense.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2014	December 31 2013
Customer financing and investment portfolio, net	$3,533	$3,883
Other assets, primarily cash and short-term investments	747	505
Total assets	$4,280	$4,388

Other liabilities, primarily deferred income taxes	$1,258	$1,296
Debt, including intercompany loans	2,524	2,577
Equity	498	515
Total liabilities and equity	$4,280	$4,388

Debt-to-equity ratio	5.1-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at September 30, 2014 decreased from December 31, 2013 primarily due to portfolio run-off, partially offset by $335 million due to the origination of notes receivable. At September 30, 2014 and December 31, 2013, BCC had $26 million and $83 million of assets that were held for sale or re-lease. In addition, aircraft subject to leases with a carrying value of approximately $44 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.

BCC enters into certain transactions with Boeing, reflected in the Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Restructurings and Restructuring Requests
From time to time, certain customers have requested a restructuring of their transactions with BCC. Since December 31, 2013, BCC has not reached agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2014	2013
Net earnings	$3,980	$3,352
Non-cash items	1,683	1,452
Changes in working capital	(1,803)	1,995
Net cash provided by operating activities	3,860	6,799
Net cash provided/(used) by investing activities	1,034	(4,082)
Net cash used by financing activities	(7,294)	(2,993)
Effect of exchange rate changes on cash and cash equivalents	(33)	(24)
Net decrease in cash and cash equivalents	(2,433)	(300)
Cash and cash equivalents at beginning of year	9,088	10,341
Cash and cash equivalents at end of period	$6,655	$10,041
Operating Activities Net cash provided by operating activities was $3.9 billion during the nine months ended September 30, 2014, a decrease of $2.9 billion compared with the same period in 2013 primarily due to lower receipts of advances and progress billings and higher inventory growth. Our investment in gross inventories increased by $7.0 billion and $5.3 billion during the nine months ended September 30, 2014 and 2013 reflecting continued investment in commercial airplane program inventory, primarily 787 inventory. Discretionary contributions to our pension plans totaled $0.75 billion and $1.5 billion during the nine months ended September 30, 2014 and 2013.
Investing Activities Cash provided by investing activities totaled $1.0 billion during the nine months ended September 30, 2014 compared with $4.1 billion used during the same period in 2013, largely due to higher net proceeds from investments in time deposits. Net proceeds from investments were $2.7 billion in 2014 compared with net contributions to investments of $2.6 billion for the same period in 2013. In 2014, capital expenditures totaled $1.6 billion, compared with $1.5 billion for the same period in the prior year. We expect capital expenditures to be higher in 2014 than 2013 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $7.3 billion during the nine months ended September 30, 2014 compared with $3.0 billion in the same period in 2013, an increase primarily due to higher share repurchases of $3.2 billion. During the nine months ended September 30, 2014, we repurchased 38.8 million shares totaling $5 billion through our open market share repurchase program. In addition, 0.7 million shares were transferred to us from employees for tax withholdings.
During the nine months ended September 30, 2014, we repaid $0.9 billion of debt. At September 30, 2014, the recorded balance of debt was $8.9 billion of which $1.6 billion was classified as short-term. This includes $2.5 billion of debt attributable to BCC, of which $0.7 billion was classified as short-term.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the nine months ended September 30, 2014, we had no commercial paper borrowings outstanding. Currently, we have $4.8 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $16.7 billion and $18 billion at September 30, 2014 and December 31, 2013. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. In September 2014, the bank’s charter was extended and is now set to expire on June 30, 2015. If the bank’s charter is not renewed or if the bank’s existing or future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At September 30, 2014, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $638 million at September 30, 2014. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
Income Taxes We have recorded a liability of $1,526 million at September 30, 2014 for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.

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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2014	2013	2014	2013
Revenues	$66,294	$62,838	$23,784	$22,130
Earnings from operations, as reported	$5,448	$5,047	$2,119	$1,803
Operating margins	8.2%	8.0%	8.9%	8.1%

Unallocated pension and other postretirement benefit expense	$1,068	$991	$311	$340
Core operating earnings (non-GAAP)	$6,516	$6,038	$2,430	$2,143
Core operating margins (non-GAAP)	9.8%	9.6%	10.2%	9.7%

Diluted earnings per share, as reported	$5.36	$4.36	$1.86	$1.51
Unallocated pension and other postretirement benefit expense (1)	$0.94	$0.84	$0.28	$0.29
Core earnings per share (non-GAAP)	$6.30	$5.20	$2.14	$1.80
Weighted average diluted shares (in millions)	742.3	769.8	731.9	769.1

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.

Other
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Act”), require disclosure of certain activities, transactions or dealings relating to Iran that occurred during the quarter covered by this report. Disclosure is required even if the activities, transactions or dealings were conducted in compliance with applicable law. During the third quarter of 2014, we sold aircraft manuals, drawings, and navigation charts and data to Iran Air. These sales were authorized by a license from the U.S. Office of Foreign Assets Control (“OFAC”). Boeing applied for the OFAC license consistent with guidance from the U.S. Government in connection with ongoing negotiations between the “P5+1” nations and Iran related to, among other things, the safety of Iran’s civil aviation industry. We generated approximately $120 thousand in gross revenues and $12 thousand net profits during the third quarter from these sales. We may engage in additional sales pursuant to this license, which sales may require additional disclosure pursuant to Section 13(r) of the Act.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2013.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended September 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2014 thru 7/31/2014	1,993,732	$127.07	1,967,975	$6,563
8/1/2014 thru 8/31/2014	4,779,934	123.63	4,762,147	5,974
9/1/2014 thru 9/30/2014	1,299,699	126.50	1,291,261	5,811
Total	8,073,365	$124.94	8,021,383

(1)
We purchased an aggregate of 8,021,383 shares of our common stock in the open market pursuant to our repurchase program and 51,982 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We purchased no shares in swap transactions.

(2)
On December 16, 2013, the Board approved a new repurchase plan (the Program) for up to $10 billion of common stock. Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10(i)	Summary of Non-Employee Director Compensation.
10(ii)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated on August 25, 2014, effective March 1, 2014.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 22, 2014	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Vice President of Finance and Corporate Controller