Form 10-K
period 2014-12-31
BOEING CO
filed 2015-02-12
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2014, there were 721,356,642 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $91.8 billion.
The number of shares of the registrant’s common stock outstanding as of February 5, 2015 was 704,387,613.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014.

THE BOEING COMPANY
Index to the Form 10-K
For the Fiscal Year Ended December 31, 2014

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
The unallocated activities of Engineering, Operations & Technology (EO&T) and Shared Services Group (SSG), Corporate and intercompany guarantees provided to BCC are included in Unallocated items, eliminations and other. EO&T provides Boeing with technical and functional capabilities, including information technology, research and development, test and evaluation, technology strategy development, environmental remediation management and intellectual property management.
Commercial Airplanes Segment
The Commercial Airplanes segment develops, produces and markets commercial jet aircraft and provides related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of global passenger and cargo requirements of airlines. This family of commercial jet aircraft in production includes the 737 narrow-body model and the 747, 767, 777 and 787 wide-body models. Development continues on the 787-10 and 737 MAX derivatives. In November 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips all designed to deliver greater efficiency and significant fuel savings. The Commercial Airplanes segment also offers aviation services support, aircraft modifications, spare parts, training, maintenance documents and technical advice to commercial and government customers worldwide.
Defense, Space & Security
Our BDS operations principally involve research, development, production, modification and support of the products and related systems as described below. BDS' primary customer is the United States Department of Defense (U.S. DoD) with approximately 65% of BDS 2014 revenues being derived from this customer (excluding foreign military sales through the U.S. government). Other significant BDS revenues were derived from the National Aeronautics and Space Administration (NASA), international defense markets, civil markets and commercial satellite markets. BDS consists of three capabilities-driven businesses: BMA, N&SS and GS&S. Additionally, the Phantom Works group is an integrated team that works with the three businesses via product development, rapid prototyping and customer engagement through experimentation and enterprise technology investment strategies.
Boeing Military Aircraft Segment
This segment is engaged in the research, development, production and modification of manned and unmanned military aircraft and weapons systems for global strike, including fighter aircraft and missile systems; vertical lift, including rotorcraft and tilt-rotor aircraft; unmanned airborne systems programs; and mobility, surveillance and engagement, including command and control, battle management, airborne, anti-submarine, transport and tanker aircraft. The major programs in this segment include for global strike: EA-18G Growler Airborne Electronic Attack, F/A-18E/F Super Hornet, F-15 Strike Eagle and Joint Direct Attack Munition; for vertical lift: CH-47 Chinook, AH-64 Apache, and V-22 Osprey; for unmanned airborne systems programs: ScanEagle; and for mobility, surveillance and engagement: C-17 Globemaster III, P-8A Poseidon, India P-8I, and KC-46A Tanker. The C-17 Globemaster III program is scheduled to end production in late 2015.
Network & Space Systems Segment
This segment is engaged in the research, development, production and modification of the following products and related services: electronics and information solutions, including command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), cyber and information solutions, and intelligence systems; strategic missile and defense systems; space and intelligence systems, including satellites and commercial satellite launch vehicles; and space exploration. The major programs in this segment include for strategic missile and defense systems: Ground-based Midcourse Defense (GMD); for space and intelligence systems: commercial, civil and military satellites; and for space exploration: Space Launch System (SLS), Commercial Crew and International Space Station. This segment also includes our joint venture operations related to United Launch Alliance.
Global Services & Support Segment
This segment provides customers with mission readiness through total support solutions. Our global services business sustains aircraft and systems with a full spectrum of products and services through integrated logistics, including supply chain management and engineering support; maintenance, modification and upgrades for aircraft; and training systems and government services, including pilot and maintenance training. GS&S international operations include Boeing Defence U.K. Ltd., and Boeing Defence Australia, as well as Alsalam Aircraft Company, Aviation Training International, Ltd and Boeing Sikorsky International Services LLC, joint ventures.
Integrated logistics comprises an integrated array of services that address the complete life cycle of aircraft and systems. Major programs include the F/A-18E/F support program and domestic and international performance based logistic programs for the AH-64 Apache, CH-47 Chinook and other BDS platforms.
Maintenance, modification and upgrades for aircraft are performed at centers throughout the United States and around the world, providing rapid cycle time and aircraft services for military customers on a wide variety of BDS and non-BDS platforms. Major support programs include the C-17 Globemaster III Integrated Sustainment Program and F-15 support programs for the United States Air Force (USAF) and several international customers. Aircraft programs include the Airborne Early Warning and Control (AEW&C) Peace Eagle contract with Turkey and Airborne Warning and Control Systems (AWACS) program.
Training systems and government services comprise a full range of training capabilities for domestic and international customers, including the design and development of trainers for multiple aircraft platforms and logistics and asset management solutions.

Boeing Capital Segment
BCC ensures that Boeing customers have the financing they need to buy and take delivery of their Boeing product and manages overall financing exposure. BCC’s portfolio consists of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments.
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
Our total research and development expense, net amounted to $3.0 billion, $3.1 billion and $3.3 billion in 2014, 2013 and 2012, respectively.
Research and development costs also include bid and proposal efforts related to government products and services, as well as costs incurred in excess of amounts estimated to be recoverable under cost-sharing research and development agreements. Bid and proposal costs were $289 million, $285 million and $326 million in 2014, 2013 and 2012, respectively.

Employees
Total workforce level at December 31, 2014 was approximately 165,500.
As of December 31, 2014, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	21%	We have two major agreements; one expiring in June 2022 and one in September 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	13%	We have two major agreements expiring in October 2016.
The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	1%	We have one major agreement expiring in September 2015 and one in October 2022.
Competition
The commercial jet aircraft market and the airline industry remain extremely competitive. We face aggressive international competitors who are intent on increasing their market share, such as Airbus, Embraer and Bombardier, and other entrants from Russia, China and Japan. We are focused on improving our processes and continuing cost reduction efforts. We intend to continue to compete with other airplane manufacturers by providing customers with greater value products, services, and support. We continue to leverage our extensive customer support services network which spans the life cycle of the airplane: aircraft acquisition, readying for service, maintenance and engineering, enhancing and upgrading, and transitioning to the next model - as well as the daily cycle of gate-to-gate operations. This enables us to provide a high level of customer satisfaction and productivity.
BDS faces strong competition in all market segments, primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation. Non-U.S. companies such as BAE Systems and Airbus Group, continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2015.
Regulatory Matters
Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including but not limited to all of the branches of the U.S. military, NASA, the Federal Aviation Administration (FAA) and the Department of Homeland Security. Similar government authorities exist in our international markets.
Government Contracts. The U.S. government, and other governments, may terminate any of our government contracts at their convenience, as well as for default, based on our failure to meet specified performance requirements. If any of our U.S. government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and could require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default.

Commercial Aircraft. In the U.S., our commercial aircraft products are required to comply with FAA regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Internationally, similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Joint Aviation Authorities.
Environmental. We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We continually assess our compliance status and management of environmental matters to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Investigation, remediation, operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that costs incurred to ensure continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil, air and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.
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
General information about us can be found at www.boeing.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (SEC). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Boeing.
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
Market conditions have a significant impact on demand for our commercial aircraft. The commercial aircraft market is predominantly driven by long-term trends in airline passenger and cargo traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability both in developed and emerging markets. Demand for our commercial aircraft is further influenced by airline profitability, availability of aircraft financing, world trade policies, government-to-government relations, technological changes, price and other competitive factors, fuel prices, terrorism, epidemics and environmental regulations. Traditionally, the airline industry has been cyclical and very competitive and has experienced significant profit swings and constant challenges to be more cost competitive. In addition, availability of financing to non-U.S. customers depends in part on the Export-Import Bank of the United States. Significant deterioration in the global economic environment, the airline industry generally, or in the financial stability of one or more of our major customers could result in fewer new orders for aircraft or could cause customers to seek to postpone or cancel contractual orders and/or payments to us, which could result in lower revenues, profitability and cash flows and a reduction in our contractual backlog. In addition, because our commercial aircraft backlog consists of aircraft scheduled for delivery over a period of several years, any of these macroeconomic, industry or customer impacts could unexpectedly affect deliveries over a long period.
We enter into firm fixed-price aircraft sales contracts with indexed price escalation clauses which could subject us to losses if we have cost overruns or if increases in our costs exceed the applicable escalation rate. Commercial aircraft sales contracts are often entered into years before the aircraft are delivered. In order to account for economic fluctuations between the contract date and delivery date, aircraft pricing generally consists of a fixed amount as modified by price escalation formulas derived from labor, commodity and other price indices. Our revenue estimates are based on current expectations with respect to these escalation formulas, but the actual escalation amounts are outside of our control. Escalation factors can fluctuate significantly from period to period. Changes in escalation amounts can significantly impact revenues and operating margins in our Commercial Airplanes business.
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
The commercial aircraft business is extremely complex, involving extensive coordination and integration with suppliers, highly-skilled labor from thousands of employees and other partners, and stringent regulatory requirements and performance and reliability standards. In addition, the introduction of new aircraft programs and/or derivatives, such as the 787-10, 737 MAX and 777X, involves increased risks associated with meeting development, testing, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy regulatory and customer requirements, and achieve or maintain, as applicable, program profitability is subject to significant risks.
We must meet planned production rate and productivity improvement targets in order to satisfy customer demand and maintain our profitability. We continue to increase production rates for the 737 and 787 programs, while at the same time engaging in significant ongoing development of the 787-10, 737 MAX and 777X aircraft. In addition, we continue to seek opportunities to reduce the costs of building our aircraft, including working with our suppliers to reduce supplier costs, identifying and implementing productivity improvements, and optimizing how we manage inventory. If production rate ramp-up efforts at any of our commercial aircraft assembly facilities are delayed or if our suppliers cannot timely deliver components to us at the cost and rates necessary to achieve our targets, we may be unable to meet delivery schedules and the financial performance of one or more of our programs may suffer.
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
In addition, there continues to be significant uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies (including NASA) within the overall budgetary framework described above. While the FY2015 appropriations enacted December 2014 included funding for Boeing’s major programs, such as F/A-18, CH-47 Chinook, AH-64 Apache, KC-46A Tanker and P-8 programs, uncertainty remains about how defense budgets in FY2016 and beyond will affect Boeing’s programs. We also expect that ongoing concerns regarding the U.S. national debt will continue to place downward pressure on U.S. DoD spending levels. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
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
In 2014, 30% of our revenues were earned pursuant to U.S. government contracts, which include foreign military sales through the U.S. government. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.
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
Our BDS business generated approximately 71% of its 2014 revenues from fixed-price contracts. While fixed price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. For example, during the second quarter of 2014, we recorded a reach-forward loss of $425 million on the USAF KC-46A Tanker contract, primarily due to initial engineering and design issues. The long term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.
Fixed-price development contracts are generally subject to more uncertainty than fixed-price production contracts. Many of these development programs have highly complex designs. In addition, technical or quality issues that arise during development could lead to schedule delays and higher costs to complete, which could result in a material charge or otherwise adversely affect our financial condition. Examples of significant BDS fixed-price development contracts include AEW&C, Commercial Crew, India P-8I, Saudi F-15, USAF KC-46A Tanker, and commercial and military satellites.
We enter into cost-type contracts which also carry risks.
Our BDS business generated approximately 29% of its 2014 revenues from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, Proprietary and SLS programs.
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
We rely on other companies including subcontractors and suppliers to provide and produce raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. If one or more of our suppliers or subcontractors experiences delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs. In addition, if one or more of the raw materials on which we depend (such as aluminum, titanium or composites) becomes unavailable or is available only at very high prices, we may be unable to deliver one or more of our products in a timely fashion or at budgeted costs. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geo-political developments, or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs. For example, we are monitoring political unrest involving Russia and Ukraine, where we and some of our suppliers source titanium products and/or have operations.

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
With respect to each of our commercial aircraft programs, inventoriable production costs (including overhead), program tooling and other non-recurring costs and routine warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts limited by the ability to make reasonably dependable estimates. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced and (c) the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs for the total program. Several factors determine accounting quantity, including firm orders, letters of intent from prospective customers and market studies. Changes to customer or model mix, production costs and rates, learning curve, changes to price escalation indices, costs of derivative aircraft, supplier performance, customer and supplier negotiations/settlements, supplier claims and/or certification issues can impact these estimates. Any such change in estimates relating to program accounting may adversely affect future financial performance.
Because of the significance of the judgments and estimation processes described above, materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis – Critical Accounting Policies – Contract Accounting/Program Accounting” on pages 43 – 44 and Note 1 to our Consolidated Financial Statements on pages 54 – 64 of this Form 10-K.
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
In 2014, non-U.S. customers accounted for approximately 58% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and international government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation or participation requirements;

•	fluctuations in international currency exchange rates;

•	volatility in international political and economic environments and changes in non-U.S. national priorities and budgets, which can lead to delays or fluctuations in orders;

•	the complexity and necessity of using non-U.S. representatives and consultants;

•	the uncertainty of the ability of non-U.S. customers to finance purchases, including the availability of financing from the Export-Import Bank of the United States;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	imposition of domestic and international taxes, export controls, tariffs, embargoes, sanctions and other trade restrictions;

•	the difficulty of management and operation of an enterprise spread over many countries;

•	compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and

•	unforeseen developments and conditions, including terrorism, war, epidemics and international conflicts.
While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.
The outcome of litigation and of government inquiries and investigations involving our business is unpredictable and an adverse decision in any such matter could have a material effect on our financial position and results of operations.
We are involved in a number of litigation matters. These matters may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material impact on our financial position and results of operations. In addition, we are subject to extensive regulation under the laws of the United States and its various states, as well as other jurisdictions in which we operate. As a result, we are sometimes subject to government inquiries and investigations of our business due, among other things, to our business relationships with the U.S. government, the heavily regulated nature of our industry, and in the case of environmental proceedings, our ownership of certain property. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could have a material impact on our financial position and results of operations.
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
We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. As of December 31, 2014 and 2013, our airplane financing commitments totaled $16,723 million and $17,987 million. If we require additional funding in order to fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual or financing commitments.
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
Approximately 64,000 employees, which constitute 39% of our total workforce, were union represented as of December 31, 2014. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BMA program production. We may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with 11 U.S. labor organizations and 6 non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
We have substantial pension and other postretirement benefit obligations, which have a material impact on our earnings, shareholders' equity and cash flows from operations and could have significant adverse impacts in future periods.
We have qualified defined benefit pension plans that cover the majority of our employees. Potential pension contributions include both mandatory amounts required under the Employee Retirement Income Security Act and discretionary contributions to improve the plans' funded status. The extent of future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions as well as on our annual pension costs and/or result in a significant change to shareholders' equity. For U.S. government contracts, we allocate pension costs to individual contracts based on U.S. Cost Accounting Standards which can also affect contract profitability. We also provide other postretirement benefits to certain of our employees, consisting principally of health care coverage for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management's Discussion and Analysis-Critical Accounting Policies-Pension Plans” on pages 45 – 46 of this Form 10-K. Although GAAP expense and pension or other postretirement benefit contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or stock we would contribute to our plans.

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
We face certain security threats, including threats to the confidentiality, availability and integrity of our data and systems. We maintain an extensive network of technical security controls, policy enforcement mechanisms, monitoring systems and management oversight in order to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in our systems, certain types of attacks, including cyber-attacks, could result in significant financial or information losses and/or reputational harm. In addition, we manage information technology systems for certain customers. Many of these customers face similar security threats. If we cannot prevent the unauthorized access, release and/or corruption of our customers’ confidential, classified or personally identifiable information, our reputation could be damaged, and/or we could face financial losses.
Item 1B. Unresolved Staff Comments
Not applicable

Item 2. Properties
We occupied approximately 82 million square feet of floor space on December 31, 2014 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 96% was located in the United States. The following table provides a summary of the floor space by business as of December 31, 2014:

(Square feet in thousands)	Owned	Leased	Government Owned(1)	Total
Commercial Airplanes	38,897	5,288		44,185
Defense, Space & Security	26,538	7,854		34,392
Other(2)	2,395	876	318	3,589
Total	67,830	14,018	318	82,166
(1) Excludes rent-free space furnished by U.S. government landlord of 145 square feet.
(2) Other includes BCC; EO&T; SSG; and our Corporate Headquarters.
At December 31, 2014, we occupied in excess of 74.6 million square feet of floor space at the following major locations:

•	Commercial Airplanes – Greater Seattle, WA; Greater Charleston, SC; Portland, OR; Greater Los Angeles, CA; Greater Salt Lake City, UT; Australia; and Canada

•
Defense, Space & Security – Greater St. Louis, MO; Greater Los Angeles, CA; Greater Seattle, WA; Philadelphia, PA; Mesa, AZ; San Antonio, TX; Huntsville, AL; Greater Washington, DC; Oklahoma City, OK; and Houston, TX

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
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. As of February 5, 2015, there were 129,832 shareholders of record. Additional information required by this item is incorporated by reference from Note 22 to our Consolidated Financial Statements.
Issuer Purchases of Equity Securities
The following table provides information about purchases of our common stock we made during the quarter ended December 31, 2014:
(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
10/1/2014 thru 10/31/2014	1,637,262	$123.02	1,626,078	$5,611
11/1/2014 thru 11/30/2014	6,207,902	129.24	6,196,086	4,810
12/1/2014 thru 12/31/2014	4,915	132.24		12,000
Total	7,850,079	$127.94	7,822,164

(1)
We purchased an aggregate of 7,822,164 shares of our common stock in the open market pursuant to our repurchase plan and 27,915 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 15, 2014, we announced a new repurchase plan for up to $12 billion of common stock, replacing the plan previously authorized in 2013.

Item 6. Selected Financial Data
Five-Year Summary (Unaudited)

(Dollars in millions, except per share data)	2014	2013	2012	2011	2010
Operations
Revenues:
Commercial Airplanes	$59,990	$52,981	$49,127	$36,171	$31,834
Defense, Space & Security:(1)
Boeing Military Aircraft	13,511	15,285	15,388	14,115	13,291
Network & Space Systems	8,003	8,512	7,911	8,964	9,769
Global Services & Support	9,367	9,400	9,308	8,897	8,883
Total Defense, Space & Security	30,881	33,197	32,607	31,976	31,943
Boeing Capital	416	408	468	547	672
Unallocated items, eliminations, and other(2)	(525)	37	(504)	41	(143)
Total revenues	$90,762	$86,623	$81,698	$68,735	$64,306
General and administrative expense	3,767	3,956	3,717	3,408	3,644
Research and development expense	3,047	3,071	3,298	3,918	4,121
Other income/(loss), net	(3)	56	62	47	52
Net earnings from continuing operations	$5,446	$4,586	$3,903	$4,011	$3,311
Net gain/(loss) on disposal of discontinued operations, net of tax		(1)	(3)	7	(4)
Net earnings	$5,446	$4,585	$3,900	$4,018	$3,307
Basic earnings per share from continuing operations	7.47	6.03	5.15	5.38	4.50
Diluted earnings per share from continuing operations	7.38	5.96	5.11	5.33	4.46
Cash dividends declared	$2,210	$1,642	$1,360	$1,263	$1,245
Per share	3.10	2.185	1.805	1.70	1.68
Additions to Property, plant and equipment	2,236	2,098	1,703	1,713	1,125
Depreciation of Property, plant and equipment	1,414	1,338	1,248	1,119	1,096
Year-end workforce	165,500	168,400	174,400	171,700	160,500
Financial position at December 31
Total assets	$99,198	$92,663	$88,896	$79,986	$68,565
Working capital	11,068	13,588	12,327	8,536	5,177
Property, plant and equipment, net	11,007	10,224	9,660	9,313	8,931
Cash and cash equivalents	11,733	9,088	10,341	10,049	5,359
Short-term and other investments	1,359	6,170	3,217	1,223	5,158
Total debt	9,070	9,635	10,409	12,371	12,421
Customer financing assets	3,561	3,971	4,420	4,772	4,680
Shareholders’ equity(3)	8,665	14,875	5,867	3,515	2,766
Common shares outstanding (in millions)(4)	706.7	747.4	755.6	744.7	735.3
Contractual Backlog:
Commercial Airplanes	$440,118	$372,980	$317,287	$293,303	$255,591
Defense, Space & Security:(1)
Boeing Military Aircraft	21,143	23,604	27,898	22,107	23,350
Network & Space Systems	8,935	9,832	10,078	9,429	9,935
Global Services & Support	16,896	16,245	17,092	14,818	15,079
Total Defense, Space & Security	46,974	49,681	55,068	46,354	48,364
Total contractual backlog	$487,092	$422,661	$372,355	$339,657	$303,955
Cash dividends have been paid on common stock every year since 1942.

(1)	Effective in 2014, certain programs were realigned between BDS segments. Prior years have been recast for segment realignments.

(2)
Beginning in 2014, amounts previously reported separately as Other segment and Unallocated items and eliminations are now presented on a combined basis to provide a more meaningful presentation. Prior years have been adjusted to reflect the change.

(3)	Shareholders’ equity excludes noncontrolling interests.

(4)	Represents actual number of shares outstanding as of December 31 and excludes treasury shares and the outstanding shares held by the ShareValue Trust, which was terminated in July 2010.

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
Our strategy is centered on successful execution in healthy core businesses – Commercial Airplanes and Defense, Space & Security (BDS) – supplemented and supported by Boeing Capital (BCC). Taken together, these core businesses have historically generated substantial earnings and cash flow that permit us to invest in new products and services. We focus on producing the products and providing the services that the market demands and we price our products and services to provide a fair return for our shareholders while continuing to find new ways to improve efficiency and quality. Commercial Airplanes is committed to being the leader in commercial aviation by offering airplanes and services that deliver superior design, efficiency and value to customers around the world. BDS integrates its resources in defense, intelligence, communications, security, space and services to deliver capability-driven solutions to its customers at reduced costs. Our BDS strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets, underscored by an intense focus on growth and productivity. Our strategy also benefits us as the cyclicality of commercial and defense markets sometimes offset. BCC facilitates, arranges, structures and provides selective financing solutions for our Boeing customers.
Consolidated Results of Operations
Earnings From Operations and Core Operating Earnings (Non-GAAP) The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)
Years ended December 31,	2014	2013	2012
Revenues	$90,762	$86,623	$81,698

GAAP
Earnings from operations	7,473	6,562	6,290
Operating margins	8.2%	7.6%	7.7%
Effective income tax rate	23.7%	26.4%	34.0%
Net earnings	$5,446	$4,585	$3,900
Diluted earnings per share	$7.38	$5.96	$5.11

Non-GAAP (1)
Core operating earnings	$8,860	$7,876	$7,189
Core operating margin	9.8%	9.1%	8.8%
Core earnings per share	$8.60	$7.07	$5.88

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 42 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Commercial Airplanes	$59,990	$52,981	$49,127
Defense, Space & Security	30,881	33,197	32,607
Boeing Capital	416	408	468
Unallocated items, eliminations and other	(525)	37	(504)
Total	$90,762	$86,623	$81,698
Revenues in 2014 increased by $4,139 million or 5% compared with 2013. Commercial Airplanes revenues increased by $7,009 million primarily due to higher new airplane deliveries. BDS revenues decreased by $2,316 million due to lower revenues in all three segments. Revenues in 2013 increased by $4,925 million or 6% compared with 2012. Commercial Airplanes revenues increased by $3,854 million due to higher new airplane deliveries. BDS revenues increased by $590 million due to higher revenues in the Network & Space Systems (N&SS) and Global Services & Support (GS&S) segments, partially offset by lower revenues in the Boeing Military Aircraft (BMA) segment. The change in unallocated items, eliminations and other in 2014, 2013 and 2012 primarily reflects the timing of eliminations for intercompany aircraft deliveries.
Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Commercial Airplanes	$6,411	$5,795	$4,711
Defense, Space & Security	3,133	3,235	3,068
Boeing Capital	92	107	88
Unallocated pension and other postretirement benefit expense	(1,387)	(1,314)	(899)
Other unallocated items and eliminations	(776)	(1,261)	(678)
Earnings from operations (GAAP)	$7,473	$6,562	$6,290
Unallocated pension and other postretirement benefit expense	1,387	1,314	899
Core operating earnings (Non-GAAP)	$8,860	$7,876	$7,189
Earnings from operations in 2014 increased by $911 million compared with 2013 primarily reflecting higher earnings at Commercial Airplanes of $616 million and lower unallocated items and eliminations of $485 million. The decrease in unallocated items is due to the A-12 litigation settlement of $406 million which was recorded in 2013 and lower 2014 deferred compensation of $194 million.
Earnings from operations in 2013 increased by $272 million compared with 2012. Commercial Airplanes earnings increased by $1,084 million primarily reflecting higher new airplane deliveries and lower research and development expense. BDS earnings increased by $167 million due to higher earnings in the N&SS and BMA segments partially offset by lower earnings in the GS&S segment. Unallocated pension and other postretirement benefit expense in 2013 reduced earnings by $415 million compared with 2012 due to higher unallocated pension expense offset by lower unallocated other postretirement expense. Other unallocated items and eliminations in 2013 reduced earnings by $583 million primarily due to a charge recorded in 2013 related to the settlement of the A-12 aircraft litigation and higher 2013 deferred compensation expense. The A-12 aircraft litigation settlement resulted in the Company recording a $406 million pre-tax charge in 2013, which consisted of writing-off A-12 inventory, recorded as cost of sales, and providing three EA-18G Growlers at no cost to the U.S. Navy, recorded as a reduction in revenues.
Core operating earnings in 2014 increased by $984 million compared with 2013 primarily reflecting higher earnings at Commercial Airplanes and the 2013 A-12 charge. Core operating earnings in 2013 increased by $687 million compared with 2012 as higher earnings at Commercial Airplanes and BDS more than offset the A-12 charge and higher 2013 deferred compensation expense.
Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Share-based plans	($67)	($95)	($81)
Deferred compensation	(44)	(238)	(75)
Eliminations and other	(665)	(522)	(643)
Litigation settlements		(406)	121
Sub-total (included in core operating earnings*)	(776)	(1,261)	(678)
Pension	(1,469)	(1,374)	(787)
Postretirement	82	60	(112)
Pension and other postretirement benefit expense (excluded from core operating earnings*)	(1,387)	(1,314)	(899)
Total unallocated items, eliminations and other	($2,163)	($2,575)	($1,577)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and other postretirement benefit expense. See page 42.
Deferred compensation expense decreased by $194 million in 2014 and increased by $163 million in 2013, primarily driven by changes in our stock price.
Eliminations and other unallocated expense increased by $143 million in 2014 decreased by $121 million in 2013 primarily due to insurance recoveries which were recorded in the third quarter of 2013.
Litigation settlements include the 2013 charge of $406 million related to the settlement of the A-12 litigation and the $121 million benefit recorded in 2012 due to a favorable court judgment on satellite litigation.
Net periodic benefit cost related to pension and other postretirement benefits totaled $2,483 million, $3,769 million and $3,383 million in 2014, 2013 and 2012, respectively. The decrease in 2014 net periodic benefit cost related to pension is primarily due to lower amortization of actuarial losses due to higher discount rates which more than offset higher 2014 curtailment charges. The increase in 2013 is primarily due to higher amortization of actuarial losses and higher service costs driven by lower discount rates.
Unallocated pension expense in 2014 reflects pension charges of $395 million, primarily for pension curtailment costs. See Note 14. The unallocated pension expense in 2013 reflects a pension curtailment charge of $73 million related to the decision in September 2013 to end production of the C-17 aircraft in 2015. See Note 11. During the third quarter of 2013 we also determined that the pension expense in prior years was overstated and recorded a reduction in pension expense of $63 million.

A portion of net periodic benefit cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Costs are allocated to the business segments as described in Note 21.

Net periodic benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Pension			Other Postretirement Benefits
Years ended December 31,	2014	2013	2012	2014	2013	2012
Allocated to business segments	($1,746)	($1,662)	($1,620)	($369)	($413)	($431)
Unallocated items, eliminations and other	(1,469)	(1,374)	(787)	82	60	(112)
Total	($3,215)	($3,036)	($2,407)	($287)	($353)	($543)
Other Earnings Items

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Earnings from operations	$7,473	$6,562	$6,290
Other income, net	(3)	56	62
Interest and debt expense	(333)	(386)	(442)
Earnings before income taxes	7,137	6,232	5,910
Income tax expense	(1,691)	(1,646)	(2,007)
Net earnings from continuing operations	$5,446	$4,586	$3,903
Interest and debt expense decreased by $53 million in 2014 and $56 million in 2013 as a result of lower weighted average debt balances.
Our effective income tax rates were 23.7%, 26.4% and 34.0% for the years ended December 31, 2014, 2013 and 2012, respectively. Our 2014 effective tax rate was lower than 2013 primarily due to tax benefits of $265 million related to tax basis adjustments and $259 million related to audit settlements, both recorded in the second quarter of 2014. Our 2013 effective tax rate was lower than 2012 due to research tax credits for the 2013 and 2012 tax years that were both recorded in 2013 and the issuance of research and experimental regulations which resulted in $212 million of previously unrecognized tax benefits being recorded in the fourth quarter of 2013.
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

The following table summarizes cost of sales:

(Dollars in millions)
Years ended December 31,	2014	2013	Change	2013	2012	Change
Cost of sales	$76,752	$73,268	$3,484	$73,268	$68,665	$4,603
Cost of sales as a % of revenues	84.6%	84.6%	0.0%	84.6%	84.0%	0.6%
Cost of sales in 2014 increased by $3,484 million, or 5% compared with the same period in 2013, primarily driven by the increase in revenue. Cost of sales at Commercial Airplanes increased by $6,265 million, or 14%, primarily driven by the 13% increase in revenues. Cost of sales at BDS decreased by $2,085 million, or 8% primarily due to the 7% reduction in revenues. Cost of sales increased in 2013 by $4,603 million, or 7% compared with the prior year primarily driven by the 6% increase in revenues and higher unallocated pension and other postretirement costs. Cost of sales at Commercial Airplanes increased by $2,957 million, or 7%, primarily driven by the 8% increase in revenues and cost of sales at BDS increased by $407 million, primarily driven by the 2% increase in revenues.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Commercial Airplanes	$1,881	$1,807	$2,049
Defense, Space & Security	1,158	1,215	1,189
Other	8	49	60
Total	$3,047	$3,071	$3,298
Research and development expense in 2014 decreased by $24 million compared to 2013. Commercial Airplanes spending increased on 777X, 787-10 and 737 MAX partially offset by lower spending on the 787-9. Research and development expense in 2013 decreased by $227 million compared to 2012 primarily due to lower spending at Commercial Airplanes on the 787 program partially offset by increased spending on the 737 MAX and 777X.
Backlog
Our backlog at December 31 was as follows:

(Dollars in millions)	2014	2013	2012
Contractual Backlog:
Commercial Airplanes	$440,118	$372,980	$317,287
Defense, Space & Security:
Boeing Military Aircraft	21,143	23,604	27,898
Network & Space Systems	8,935	9,832	10,078
Global Services & Support	16,896	16,245	17,092
Total Defense, Space & Security	46,974	49,681	55,068
Total contractual backlog	$487,092	$422,661	$372,355
Unobligated backlog	$15,299	$18,267	$17,873
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog at December 31, 2014 compared with December 31, 2013 was primarily due to commercial airplane orders and reclassifications from unobligated backlog related to incremental funding. The increase was partially offset by commercial airplane deliveries and revenues recognized on awarded contracts. The increase in contractual backlog during 2013 was primarily due to commercial aircraft orders in excess of deliveries partially offset by cancellation of orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog at December 31, 2014 decreased from December 31, 2013 primarily due to reclassifications to contractual backlog related to incremental funding for BDS contracts, partially offset by contract awards. The unobligated backlog increased during 2013 compared to 2012 primarily due to CH-47 Chinook and V-22 Osprey multi-year contract awards. The increase was partially offset by reclassifications to contractual backlog related to incremental funding for the U.S. Air Force KC-46A Tanker and F-15 multi-year contracts.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. During the second quarter of 2014, we recorded a reach-forward loss of $425 million on this contract. $238 million of this loss was recorded at our Commercial Airplanes segment and the remaining $187 million was recorded in our BMA segment. The reach-forward loss was primarily due to initial engineering and design issues discovered during systems installation that are requiring rework and additional engineering and manufacturing labor to complete this contract. To date the program has met all customer contractual milestones.
This contract contains production options. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. The USAF is scheduled to authorize low rate initial production in 2015 subject to satisfactory progress being made on the development contract.
Russia/Ukraine We continue to monitor political unrest involving Russia and Ukraine, where we and some of our suppliers source titanium products and/or have operations. A number of our commercial customers also have operations in Russia and Ukraine. To date, we have not experienced any significant disruptions to production or deliveries. Should suppliers or customers experience disruption, our production and/or deliveries could be materially impacted.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
Airline Industry Environment Global economic activity and global trade, which are the primary drivers of the demand for air travel, grew below the long-term average for the third year in a row in 2014. Despite this, passenger traffic grew from 5% to 6% annually between 2012 and 2014 and is forecasted to continue above the long-term trend of 5% in 2015. There continues to be significant variation between regions and airline business models, with airlines operating in emerging economies and low-cost-carriers leading growth.

Air cargo traffic grew at close to long-term average rates in 2014, with continued improvement projected in 2015. In addition, capacity metrics such as load factors and freighter aircraft utilization are showing signs of improvement. The relative weakness of the air cargo market in recent years has impacted near-term demand for new freighter aircraft and freighter conversions. We continue to closely monitor the impact of this trend on our business.
Airline financial performance also plays a role in the demand for new capacity. Airlines continue to focus on increasing revenue through alliances, partnerships, new marketing initiatives, and effective leveraging of ancillary services and related revenues. Airlines are also relentlessly focusing on reducing costs by renewing fleets to leverage more efficient airplanes. Net profits for the global airline industry are estimated to total $20 billion in 2014 compared to $11 billion in 2013. Together with strong demand growth, we expect lower oil prices will improve airline profitability in 2015.
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast is for a long-term average growth rate of 5% per year for passenger and cargo traffic, based on a projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $5.2 trillion market for approximately 37,000 new airplanes over the next 20 years.
The industry remains vulnerable to near-term exogenous developments including fuel price spikes, credit market shocks, terrorism, natural disasters, conflicts, epidemics and increased global environmental regulations.
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
Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 11% of Commercial Airplanes’ contractual backlog, in dollar terms, is with U.S. airlines, including cargo carriers.
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

We are focused on improving our processes and continuing cost-reduction efforts. We continue to leverage our extensive customer support services network which includes aviation support, spare parts, training, maintenance documents and technical advice for airlines throughout the world. This enables us to provide a high level of customer satisfaction and productivity. These efforts enhance our ability to pursue pricing strategies that enable us to price competitively.
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
Results of Operations

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Revenues	$59,990	$52,981	$49,127
% of total company revenues	66%	61%	60%
Earnings from operations	$6,411	$5,795	$4,711
Operating margins	10.7%	10.9%	9.6%
Research and development	$1,881	$1,807	$2,049
Contractual backlog	$440,118	$372,980	$317,287
Unobligated backlog	$360	$660	$1,466
Revenues
Commercial Airplanes revenues increased by $7,009 million or 13% in 2014 compared with 2013 and by $3,854 million or 8% in 2013 compared with 2012 primarily due to higher new airplane deliveries.
Commercial Airplanes deliveries as of December 31 were as follows:

	737	*	747	†	767	777	787	†	Total
2014
Cumulative deliveries	5,218		1,501		1,067	1,263	228
Deliveries	485	(15)	19	(3)	6	99	114		723
2013
Cumulative deliveries	4,733		1,482		1,061	1,164	114
Deliveries	440	(8)	24		21	98	65	(1)	648
2012
Cumulative deliveries	4,293		1,458		1,040	1,066	49
Deliveries	415	(9)	31		26	83	46	(3)	601
*    Intercompany deliveries identified by parentheses

†	Aircraft accounted for as revenues by Commercial Airplanes and as operating leases in consolidation identified by parentheses

Earnings From Operations
Earnings from operations in 2014 increased by $616 million or 11% compared with 2013. The increase in earnings is primarily due to higher earnings of $947 million driven by higher new airplane deliveries and commercial aviation services revenue growth. This earnings increase was partially offset by a reach-forward loss of $238 million recorded in the second quarter of 2014 related to the USAF KC-46A Tanker contract and higher research and development expense of $74 million. The increase in research and development reflects higher spending on the 777X, 787-10 and 737 MAX, which more than offset lower 787-9 spending. Operating margins decreased from 10.9% in 2013 to 10.7% in 2014 primarily due to the dilutive impact of 747 and 787 deliveries and the USAF KC-46A Tanker reach-forward loss.
Earnings from operations in 2013 increased by $1,084 million or 23% compared with 2012. The increase in earnings is primarily driven by higher new airplane deliveries of $842 million and lower research and development expense of $242 million due to lower spending on the 787 program partially offset by higher spending on the 737 MAX and 777X. Operating margins increased from 9.6% in 2012 to 10.9% in 2013 primarily due to higher deliveries and lower research and development expense partially offset by the dilutive impact of 787 deliveries.
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
The increase in contractual backlog during 2014 was due to orders in excess of deliveries partially reduced by cancellation of orders. The increase in contractual backlog during 2013 was due to orders in excess of deliveries partially reduced by cancellation of orders and changes in projected revenue escalation. The decrease in unobligated backlog during 2014 and 2013 was due to the reclassification from unobligated to contractual backlog related to incremental funding of the existing multi-year contract for Commercial Airplanes’ share of the USAF KC-46A Tanker contract.
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

	Program
	737	747	767	777	777X	787
2014
Program accounting quantities	7,800	1,574	1,113	1,600	*	1,300
Undelivered units under firm orders	4,299	36	47	278	286	843
Cumulative firm orders	9,517	1,537	1,114	1,541	286	1,071
2013
Program accounting quantities	7,000	1,574	1,113	1,550	*	1,300
Undelivered units under firm orders	3,680	55	49	314	66	916
Cumulative firm orders	8,413	1,537	1,110	1,478	66	1,030
2012
Program accounting quantities	6,600	1,574	1,103	1,450		1,100
Undelivered units under firm orders	3,074	67	68	365		799
Cumulative firm orders	7,367	1,525	1,108	1,431		848
* The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 800 units during 2014 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The accounting quantity includes NG and MAX units. We increased our production rate from 38 to 42 per month in the second quarter of 2014 and plan an additional increase to 47 per month in 2017. On October 2, 2014 we announced our plan to further increase the rate to 52 per month in 2018. First delivery of the 737 MAX is expected in 2017.
747 Program Lower-than-expected demand for large commercial passenger and freighter aircraft has resulted in ongoing pricing pressures and fewer orders than anticipated. We are currently producing at a rate of 1.5 per month with plans to reduce the rate to 1.3 per month in September 2015. We have a number of unsold 747 production positions and remain focused on obtaining additional orders and implementing cost-reduction efforts. If market, production and other risks cannot be mitigated, the program could face a reach-forward loss that may be material.
767 Program The 767 assembly line includes a 767 derivative to support the tanker program. In October 2014 we increased our combined tanker and commercial production rate from 1 to 1.5 per month and plan to increase to 2 per month in 2016.
777 Program The accounting quantity for the 777 program increased by 50 units during 2014 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 8.3 per month. In the fourth quarter of 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program During the second quarter of 2014 we completed initial type certification for the 787-9 and received design and production certifications. We delivered the first 787-9 airplane in June 2014. First delivery of the 787-10 derivative aircraft is targeted for 2018.

We are producing at a rate of 10 per month and the first delivery at this rate occurred in March 2014. We remain focused on stabilizing 787 production rates at 10 per month while improving aircraft reliability and satisfying customer mission and performance requirements. We continue to monitor and address challenges associated with aircraft production and assembly, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, incorporating changes identified during 787-8 flight testing to already completed aircraft, as well as the incorporation of the 787-9 derivative into the manufacturing process. In addition, we continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. Based on sales activity and market interest we continue to believe that the remaining 787 flight-test aircraft are commercially saleable and we continue to include costs related to these aircraft in program inventory. If we determine that any of the remaining flight-test aircraft cannot be sold, we may incur additional charges related to the reclassification of costs associated with those aircraft to research and development expense.
The accounting quantity of 1,300 units remains unchanged and reflects the incorporation of revenue and cost estimates associated with the 787-10 and planned production rate increases to 12 and 14 per month in future years. The combination of production challenges, change incorporation, schedule delays and customer and supplier impacts has created significant pressure on program profitability. If risks related to these challenges, together with risks associated with planned production rate increases or introducing the 787-10 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
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
Reflects models in development during 2014
We launched the 787-10 in June 2013 and the 777X in November 2013.

Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from thousands of employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft and derivatives, such as the 787-10, 737 MAX and 777X, involves increased risks associated with meeting development, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors due to changes in the inflation rate or other economic indicators, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview U.S. government appropriation levels remain subject to significant uncertainty. In August 2011, the Budget Control Act (The Act) established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years. The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. While the impact of sequestration cuts was reduced with respect to FY2014 and FY2015 following the enactment of The Bipartisan Budget Act in December 2013, significant uncertainty remains with respect to overall levels of defense spending. It is likely that U.S. government discretionary spending levels for FY2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts.
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
In addition to the risks described above, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result which could have impacts above and beyond those resulting from budget cuts or sequestration impacts. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. The Consolidated and Further Continuing Appropriations Act, 2015 enacted December 2014, funds most U.S. government agencies through September 2015, including the U.S. DoD, National Aeronautics and Space Administration (NASA) and the Federal Aviation Administration (FAA).
International Environment Overview The international market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories, while faced with constrained budgets. In Europe, the continuing financial challenges are forcing governments to institute austerity measures negatively impacting defense spending in the near term.

The strongest opportunities for BDS in 2015 will be the Middle East and Asia Pacific regions where the relative financial strength of these economies, coupled with a broad spectrum of evolving threats, are expected to result in procurement of defense and security systems.
BDS Realignment
Effective during the first quarter of 2014, certain programs were realigned between BDS segments. The realignments include certain BMA aircraft and modernization programs which were moved to GS&S. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 21.
Results of Operations

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Revenues	$30,881	$33,197	$32,607
% of total company revenues	34%	38%	40%
Earnings from operations	$3,133	$3,235	$3,068
Operating margins	10.1%	9.7%	9.4%
Contractual backlog	$46,974	$49,681	$55,068
Unobligated backlog	$14,939	$17,607	$16,407
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
Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

Years ended December 31,	2014	2013	2012
F/A-18 Models	44	48	48
F-15 Models	14	14	8
C-17 Globemaster III	7	10	10
CH-47 Chinook	54	44	51
AH-64 Apache	45	37	19
P-8 Models	11	11	5
AEW&C	3		3
C-40A	1
Total new-build production aircraft	179	164	144
Revenues
BDS revenues in 2014 decreased by $2,316 million compared with 2013 primarily due to lower revenues of $1,774 million in the BMA segment and lower revenues of $509 million in the N&SS segment. BDS revenues in 2013 increased by $590 million compared with 2012 due to higher revenues of $601 million and $92 million in the N&SS and GS&S segments, partially offset by lower revenues of $103 million in the BMA segment.
Earnings From Operations
BDS earnings from operations in 2014 decreased by $102 million compared with 2013 due to lower earnings of $200 million and $21 million in the BMA and N&SS segments, partially offset by higher earnings of $119 million in the GS&S segment. Included above are net favorable cumulative contract catch-up adjustments, which were $96 million higher in 2014 compared with 2013, primarily reflecting higher favorable adjustments in the GS&S segment.
BDS earnings from operations in 2013 increased by $167 million compared with 2012 due to higher earnings of $157 million and $17 million in the N&SS and BMA segments, partially offset by lower earnings of $7 million in the GS&S segment. Included above are net favorable cumulative contract catch-up adjustments, which were $137 million lower in 2013 compared with 2012, primarily reflecting lower favorable adjustments in the GS&S and BMA segments.
Backlog
Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. BDS total backlog was $61,913 million at December 31, 2014, reflecting a decrease of 8% from December 31, 2013. BDS total backlog was $67,288 million at December 31, 2013, reflecting a decrease of 6% from December 31, 2012. For further details on the changes between periods, refer to the discussions of the individual segments below.
Additional Considerations
Our BDS business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases, the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Examples of these programs include Ground-based Midcourse Defense (GMD), Proprietary and Space Launch System (SLS) programs.
Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of significant fixed-price development programs include Airborne Early Warning and Control (AEW&C), India P-8I, Saudi F-15, USAF KC-46A Tanker, Commercial Crew and commercial and military satellites.

Boeing Military Aircraft
Results of Operations

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Revenues	$13,511	$15,285	$15,388
% of total company revenues	15%	18%	19%
Earnings from operations	$1,304	$1,504	$1,487
Operating margins	9.7%	9.8%	9.7%
Contractual backlog	$21,143	$23,604	$27,898
Unobligated backlog	$8,030	$10,058	$8,671
Revenues
BMA revenues in 2014 decreased by $1,774 million, or 12%, compared with 2013 primarily due to a reduction of revenue of $1,730 million related to F-15 and KC-46A Tanker milestones, fewer C-17 aircraft deliveries and delivery mix on the P-8 program.
BMA revenues in 2013 decreased by $103 million compared with 2012 primarily due to a reduction of $1,320 million related to fewer deliveries of AEW&C aircraft to Australia and the Republic of Korea and customer and delivery mix for the F/A-18 and C-17 programs. This reduction was partially offset by an increase of $1,168 million related to higher 2013 deliveries of P-8 aircraft and Apache rotorcraft, as well as non-recurring effort on several Chinook programs.
Earnings From Operations
BMA earnings from operations in 2014 decreased by $200 million, or 13%, compared with 2013 primarily due to 2014 charges of $235 million and lower earnings of $73 million related to fewer deliveries on the C-17 program. The charges recorded in 2014 included $187 million related to the USAF KC-46A Tanker contract and $48 million to write off inventory and accrue termination liabilities as a result of our 2014 decision to produce three fewer C-17 aircraft in 2015 than previously planned. See Note 11. These decreases were partially offset by higher earnings of $65 million related to improved performance on the F/A-18 program. In addition, in 2013, we recorded a charge of $64 million to write off inventory and accrue termination liabilities as a result of the Republic of Korea's announcement to restart its F-X fighter aircraft competition. Net favorable cumulative contract catch-up adjustments were $39 million lower in 2014 than in 2013 primarily driven by the reach-forward loss on the USAF KC-46A Tanker contract, partially offset by higher favorable adjustments to the F/A-18 and F-15 programs.
BMA earnings from operations in 2013 increased by $17 million compared with 2012 primarily due to increased deliveries and higher revenues on the P-8, Apache and Chinook programs of $263 million partially offset by lower earnings of $175 million related to initial revenues in 2012 on the Saudi F-15 program and lower C-17 performance. Net favorable cumulative contract catch-up adjustments were $62 million lower in 2013 than in 2012, primarily driven by less favorable adjustments to the F-15 program. In the third quarter of 2013, we decided to end production of C-17 aircraft in 2015. See Note 11. Also in the third quarter of 2013, we recorded a charge of $64 million to write off inventory and accrue termination liabilities as a result of the Republic of Korea's announcement that it will restart its F-X fighter aircraft competition.

Backlog
BMA total backlog at December 31, 2014 was $29,173 million, a decrease of 13% reflecting revenue recognized on contracts awarded in prior years, partially offset by contract awards for the F/A-18, P-8 and Apache programs. BMA total backlog was $33,662 million at December 31, 2013, reflecting a decrease of 8% from December 31, 2012 primarily due to revenues recognized on F-15, F/A-18 and C-17 program contracts awarded in prior years, partially offset by CH-47 Chinook and V-22 Osprey multi-year contract awards.
Additional Considerations
C-17 and F/A-18 See the discussion of the C-17 and F/A-18 programs in Note 11 to our Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 24.
Network & Space Systems
Results of Operations

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Revenues	$8,003	$8,512	$7,911
% of total company revenues	9%	10%	10%
Earnings from operations	$698	$719	$562
Operating margins	8.7%	8.4%	7.1%
Contractual backlog	$8,935	$9,832	$10,078
Unobligated backlog	$5,987	$6,076	$6,937
Revenues
N&SS revenues in 2014 decreased by $509 million compared with 2013 primarily due to a reduction of $812 million related to lower volume on several government satellite, Electronic and Information Solutions (E&IS) and proprietary programs, partially offset by $257 million related to higher volume on the Commercial Crew and SLS programs.

N&SS revenues in 2013 increased by $601 million compared with 2012 primarily due to higher revenue of $364 million on the SLS program awarded in the fourth quarter of 2012 and higher revenues of $329 million on our commercial satellite programs. This increase was partially offset by lower revenues of $196 million on our E&IS programs.
New-build satellite deliveries were as follows:

Years ended December 31,	2014	2013	2012
Commercial and civil satellites	5	3	3
Military satellites		4	7

Earnings From Operations
N&SS earnings from operations in 2014 decreased by $21 million compared with 2013 primarily due to lower earnings of $84 million on several commercial satellite programs related to lower milestone volume, partially offset by higher earnings of $68 million due to improved performance on several government satellite programs and our United Launch Alliance (ULA) joint venture as well as higher volume on Commercial Crew during the initial performance period. Net favorable cumulative contract catch-up adjustments were $12 million higher in 2014 than in 2013.

N&SS earnings from operations in 2013 increased by $157 million or 28% compared with 2012 primarily due to higher revenues and mix in our civil and commercial satellite programs and the SLS program. These increases were partially offset by lower earnings from our United Space Alliance (USA) joint venture reflecting a gain of $39 million recorded in the third quarter of 2012 related to the termination and settlement of USA's defined benefit pension plans. The impact of net favorable cumulative contract catch-up adjustments was not significant in 2013.
N&SS earnings from operations include equity earnings of $211 million, $171 million and $180 million primarily from the ULA joint venture in 2014, 2013 and 2012, respectively.
Backlog
N&SS total backlog was $14,922 million at December 31, 2014, reflecting a decrease of 6% from December 31, 2013 primarily due to revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for the Commercial Crew, commercial satellite and missile defense system programs. N&SS total backlog was $15,908 at December 31, 2013, reflecting a decrease of 7% from December 31, 2012 primarily due to revenues recognized on contracts awarded in prior years, partially offset by government and commercial satellite contract awards.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 6, 11, and 12 to our Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 10 to our Consolidated Financial Statements.
LightSquared See the discussion of the LightSquared, LP receivables in Note 5 to our Consolidated Financial Statements.
Global Services & Support
Results of Operations

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Revenues	$9,367	$9,400	$9,308
% of total company revenues	10%	11%	11%
Earnings from operations	$1,131	$1,012	$1,019
Operating margins	12.1%	10.8%	10.9%
Contractual backlog	$16,896	$16,245	$17,092
Unobligated backlog	$922	$1,473	$799

Revenues
GS&S revenues in 2014 decreased by $33 million compared with 2013 primarily due to lower volume of $277 million in Integrated Logistics (IL) and Training Systems & Government Services (TSGS) programs. These decreases were partially offset by higher Maintenance, Modification and Upgrades (MM&U) revenues of $245 million primarily related to deliveries of three AEW&C Peace Eagle to Turkey in 2014.
GS&S revenues in 2013 increased by $92 million compared with 2012 primarily due to higher revenues on MM&U and TSGS programs, partially offset by decreases in several IL programs.
Earnings From Operations
GS&S earnings from operations in 2014 increased by $119 million, or 12%, compared with 2013 primarily due to an increase of $145 million related to improved performance in several MM&U programs, most notably the AEW&C Peace Eagle contract. Net favorable cumulative contract catch-up adjustments were $123 million higher in 2014 than in 2013 primarily due to unfavorable adjustments on the AEW&C Peace Eagle contract in 2013.
GS&S earnings from operations in 2013 decreased by $7 million compared with 2012 primarily due to lower performance of $59 million in MM&U on the AEW&C Peace Eagle contract partially offset by $44 million of higher revenues and improved performance on several TSGS programs. Net favorable cumulative contract catch-up adjustments in 2013 were $90 million lower than in 2012 primarily due to higher unfavorable adjustments on the AEW&C Peace Eagle contract.
Backlog
GS&S total backlog has remained consistent at $17,818 million, $17,718 million and $17,891 million at December 31, 2014, 2013 and 2012, respectively.
Boeing Capital
Business Environment and Trends
BCC’s gross customer financing and investment portfolio at December 31, 2014 totaled $3,506 million. A substantial portion of BCC’s portfolio is concentrated among certain U.S. commercial airline customers. BCC’s portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably out-of-production Boeing aircraft such as 717 aircraft.
BCC provided customer financing of $489 million and $220 million during 2014 and 2013. While we may be required to fund a number of new aircraft deliveries in 2015, we expect alternative financing will be available at reasonable prices from broad and globally diverse sources.
Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,300 western-built commercial jet aircraft (9.8% of current world fleet) were parked at the end of 2014, including both in-production and out-of-production aircraft types. Of these parked aircraft, approximately 15% are not expected to return to service. At the end of 2013 and 2012, 9.2% and 10.0% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service.

Results of Operations

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Revenues	$416	$408	$468
Earnings from operations	$92	$107	$88
Operating margins	22%	26%	19%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues in 2014 increased by $8 million compared with 2013 primarily due to higher aircraft return condition payments of $60 million, partially offset by a decrease in finance lease income and lower interest income. BCC’s revenues in 2013 decreased by $60 million compared with 2012 primarily due to lower other income driven by lower aircraft return condition payments and operating lease income.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations in 2014 decreased by $15 million compared with 2013 due to $60 million increase in asset impairment expense, partially offset by a reduction in the provision for losses on receivables, driven by a change to a customer credit rating recorded in the first quarter of 2014, in addition to lower depreciation and interest expense. Earnings from operations in 2013 increased by $19 million compared with 2012 primarily due to lower depreciation expense and interest expense offset by lower revenues.
Financial Position
The following table presents selected financial data for BCC as of December 31:

(Dollars in millions)	2014	2013
Customer financing and investment portfolio, net	$3,493	$3,883
Other assets, primarily cash and short-term investments	615	505
Total assets	$4,108	$4,388

Other liabilities, primarily deferred income taxes	$1,212	$1,296
Debt, including intercompany loans	2,412	2,577
Equity	484	515
Total liabilities and equity	$4,108	$4,388

Debt-to-equity ratio	5.0-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at December 31, 2014 decreased from December 31, 2013 primarily due to portfolio run-off, partially offset by the origination of notes receivable and equipment under operating lease totaling $489 million. At December 31, 2014 and 2013, BCC had $48 million and $83 million of assets that were held for sale or re-lease. Additionally, aircraft subject to leases with a carrying value of approximately $183 million are scheduled to be returned off lease during 2015. We are seeking to remarket these aircraft or have the leases extended.

BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
On October 31, 2014, Boeing issued $850 million of fixed and floating rate notes and entered into a concurrent intercompany loan on the same terms with BCC for $550 million, comprised of $300 million of fixed rate notes and $250 million of floating rate notes. Interest expense associated with these intercompany notes is included in Boeing Capital interest expense. See Note 13.
Restructurings and Restructuring Requests
From time to time, certain customers have requested a restructuring of their transactions with BCC. During 2014, BCC did not reach agreement on any restructuring requests that would have a material effect on our earnings, cash flows and/or financial position.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Net earnings	$5,446	$4,585	$3,900
Non-cash items	2,515	2,516	2,728
Changes in working capital	897	1,078	880
Net cash provided by operating activities	8,858	8,179	7,508
Net cash provided/(used) by investing activities	2,467	(5,154)	(3,757)
Net cash used by financing activities	(8,593)	(4,249)	(3,477)
Effect of exchange rate changes on cash and cash equivalents	(87)	(29)	18
Net increase/(decrease) in cash and cash equivalents	2,645	(1,253)	292
Cash and cash equivalents at beginning of year	9,088	10,341	10,049
Cash and cash equivalents at end of period	$11,733	$9,088	$10,341
Operating Activities Net cash provided by operating activities was $8.9 billion during 2014, compared with $8.2 billion during 2013 and $7.5 billion in 2012. The increase of $0.7 billion in 2014 was primarily due to higher customer advances which more than offset higher gross inventory. The increase of $0.7 billion in 2013 was primarily due to increased customer receipts reflecting higher delivery and order volumes in 2013. Our investment in gross inventories increased by $7.6 billion in 2014, $5.7 billion in 2013 and $6.2 billion in 2012, driven by continued investment in commercial airplane program inventory, primarily 787 inventory. Advances and progress billings increased by $6.9 billion in 2014, $3.9 billion in 2013 and $1.9 billion in 2012, primarily due to payments from commercial airplane customers. Discretionary contributions to our pension plans totaled $0.8 billion in 2014 compared with $1.5 billion in 2013 and $1.6 billion in 2012.
Investing Activities Cash provided by investing activities was $2.5 billion during 2014 compared with $5.2 billion used during 2013 and $3.8 billion used during 2012, largely due to changes in investments in time deposits. Net proceeds from investments were $4.8 billion in 2014 compared with net contributions to investments of $2.9 billion in 2013 and $2 billion in 2012. In 2014, capital expenditures totaled $2.2 billion, up from $2.1 billion in 2013 and $1.7 billion in 2012. We expect capital expenditures to be higher in 2015 than 2014 due to continued investment to support growth.

Financing Activities Cash used by financing activities was $8.6 billion during 2014, an increase of $4.3 billion compared with 2013 primarily due to higher share repurchases of $3.2 billion, higher dividends paid of $0.6 billion and a decrease in proceeds from stock options exercised of $0.8 billion in 2014, partially offset by higher new borrowings of $0.4 billion in 2014. Cash used by financing activities was $4.2 billion during 2013, an increase of $0.8 billion compared with 2012 primarily due to share repurchases of $2.8 billion in 2013 partially offset by higher new borrowings of $0.5 billion, lower debt repayments of $0.6 billion and an increase in stock options exercised of $1.0 billion in 2013.
During 2014, we issued unsecured debt totaling $0.8 billion, of which $0.5 billion was used to fund the BCC segment, and we repaid $1.4 billion of unsecured debt, including repayments of $0.7 billion of debt held at BCC. At December 31, 2014 and 2013 the recorded balance of debt was $9.1 billion and $9.6 billion of which $0.9 billion and $1.6 billion was classified as short-term. This includes $2.4 billion and $2.6 billion of debt attributable to BCC, of which $0.1 billion and $0.7 billion was classified as short-term at December 31, 2014 and 2013.
During 2014 and 2013 we repurchased 46.6 million and 25.4 million shares totaling $6.0 billion and $2.8 billion through our open market share repurchase program. In 2014 and 2013, we had 0.7 million and 0.8 million shares transferred to us from employees for tax withholdings. At December 31, 2014, the amount available under the share repurchase plan, announced on December 15, 2014, totaled $12 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout 2014 and at December 31, 2014, we had no commercial paper borrowings outstanding. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $16.7 billion and $18.0 billion at December 31, 2014 and 2013. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
At December 31, 2014 and 2013, our pension plans were $17.3 billion and $10.5 billion underfunded as measured under GAAP. The increase in the liability primarily reflects the decrease in the discount rate used from 4.80% at December 31, 2013 to 3.90% at December 31, 2014. See Note 14. On an Employee Retirement Income Security Act (ERISA) basis our plans are more than 100% funded at December 31, 2014 with minimal required contributions in 2015. We do not expect the contributions to our pension and other postretirement benefit plans to be significant in 2015. We may be required to make higher contributions to our pension plans in future years.
At December 31, 2014, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Contractual Obligations
The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2014, and the estimated timing thereof.

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including current portion)	$8,950	$870	$1,356	$1,871	$4,853
Interest on debt(1)	5,387	431	800	729	3,427
Pension and other postretirement cash requirements	10,965	477	1,080	1,972	7,436
Capital lease obligations	169	67	73	17	12
Operating lease obligations	1,503	226	386	271	620
Purchase obligations not recorded on the Consolidated Statements of Financial Position	131,549	47,249	37,187	20,505	26,608
Purchase obligations recorded on the Consolidated Statements of Financial Position	16,872	15,959	891	5	17
Total contractual obligations	$175,395	$65,279	$41,773	$25,370	$42,973

(1)	Includes interest on variable rate debt calculated based on interest rates at December 31, 2014. Variable rate debt was 3% of our total debt at December 31, 2014.
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
Industrial Participation Agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2014, we incurred no such penalties. As of December 31, 2014, we have outstanding industrial participation agreements totaling $17.8 billion that extend through 2030. Purchase order commitments associated with industrial participation agreements are included in purchase obligations in the table above. To be eligible for such a purchase order commitment from us, a foreign supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.
Income Tax Obligations As of December 31, 2014, our net liability for income taxes payable, including uncertain tax positions, was $406 million. We are not able to reasonably estimate the timing of future cash flows related to uncertain tax positions. Our income tax matters are excluded from the table above. See Note 4 to our Consolidated Financial Statements.
Commercial Commitments
The following table summarizes our commercial commitments outstanding as of December 31, 2014.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$3,985	$2,277	$1,658	$1	$49
Commercial aircraft financing commitments	16,723	2,552	7,207	4,043	2,921
Total commercial commitments	$20,708	$4,829	$8,865	$4,044	$2,970
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
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 20 to our Consolidated Financial Statements.

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $601 million at December 31, 2014. For additional information, see Note 11 to our Consolidated Financial Statements.
Income Taxes We have $1,312 million of unrecognized tax benefits at December 31, 2014 for uncertain tax positions. For further discussion of income taxes, see Note 4 to our Consolidated Financial Statements.
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

(Dollars in millions, except per share data)
Years ended December 31,	2014	2013	2012
Revenues	$90,762	$86,623	$81,698
Earnings from operations, as reported	$7,473	$6,562	$6,290
Operating margins	8.2%	7.6%	7.7%

Unallocated pension and other postretirement benefit expense	$1,387	$1,314	$899
Core operating earnings (non-GAAP)	$8,860	$7,876	$7,189
Core operating margins (non-GAAP)	9.8%	9.1%	8.8%

Diluted earnings per share, as reported	$7.38	$5.96	$5.11
Unallocated pension and other postretirement benefit expense(1)	$1.22	$1.11	$0.77
Core earnings per share (non-GAAP)	$8.60	$7.07	$5.88
Weighted average diluted shares (in millions)	738.0	769.5	763.8

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.

Other
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Act”), require disclosure of certain activities, transactions or dealings relating to Iran that occurred during the period covered by this report. Disclosure is required even if the activities, transactions or dealings were conducted in compliance with applicable law. We have disclosed such activities in our Form 10-Q reports for the second and third quarter of 2014 and those disclosures are incorporated herein by reference. During the fourth quarter of 2014, we sold aeronautical navigation charts and data services to Iran Air. These sales were authorized by a license from the U.S. Office of Foreign Assets Control (“OFAC”). Boeing applied for the OFAC license consistent with guidance from the U.S. government in connection with ongoing negotiations between the “P5+1” nations and Iran related to, among other things, the safety of Iran’s civil aviation industry. We generated approximately $190 thousand in gross revenues and $15 thousand net profits during the fourth quarter of 2014 from these sales. We may engage in additional sales pursuant to this license, which sales may require additional disclosure pursuant to Section 13(r) of the Act.
Critical Accounting Policies
Contract Accounting
Contract accounting is used to determine revenue, cost of sales, and profit predominantly by our BDS business. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.
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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the years ending December 31, 2014, 2013 and 2012 net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings from operations by $100 million, $242 million and $379 million, respectively.
Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all contracts in BDS for all of 2014 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $309 million. In addition, a number of our fixed price development contracts are in a reach-forward loss position. Changes to estimated losses are recorded immediately in earnings.
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
Factors that must be estimated include program accounting quantity, sales price, labor and employee benefit costs, material costs, procured part costs, major component costs, overhead costs, program tooling and other non-recurring costs, and warranty costs. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. Total estimated program sales are determined by estimating the model mix and sales price for all unsold units within the accounting quantity, added together with the sales prices for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment for inflation that is updated quarterly. Cost estimates are based largely on negotiated and anticipated contracts with suppliers, historical performance trends, and business base and other economic projections. Factors that influence these estimates include production rates, internal and subcontractor performance trends, customer and/or supplier claims or assertions, asset utilization, anticipated labor agreements, and inflationary or deflationary trends.
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
The program method of accounting allocates tooling and other non-recurring and production costs over the accounting quantity for each program. Because of the higher unit production costs experienced at the beginning of a new program and substantial investment required for initial tooling and other non-recurring costs, new commercial aircraft programs, such as the 787 program, typically have lower initial margins than established programs.
Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or other circumstances may adversely or positively affect financial performance in future periods. If combined cost of sales percentages for commercial airplane programs for all of 2014 had been estimated to be lower by 1%, it would have increased pre-tax income for the year by approximately $520 million. If the combined cost of sales percentages for commercial airplane programs for all of 2014 (excluding the 747 and 787 programs which had gross margins that were breakeven or near breakeven during 2014) had been estimated to be higher by 1%, it would have decreased pre-tax income for the year by approximately $360 million. If we are unable to mitigate risks associated with the 747 and 787 programs, or if we are required to change one or more of our pricing, cost or other assumptions related to these programs, we could be required to record reach-forward losses which could have a material effect on our reported results.

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
We completed our assessment of goodwill as of April 1, 2014 and determined that there is no impairment of goodwill. As of December 31, 2014, we estimated that the fair value of each reporting unit significantly exceeded its corresponding carrying value. Changes in our forecasts, or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods.
As of December 31, 2014 and 2013, we had $490 million and $497 million of indefinite-lived intangible assets related to the Jeppesen and Aviall brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. A 10% decrease in the discounted cash flows would not impact the carrying value of these indefinite-lived intangible assets.
Pension Plans
The majority of our employees are earning benefits under defined benefit pension plans through 2016. In 2014, we announced changes to our retirement plans whereby nonunion and the majority of union employees currently participating in defined benefit pension plans will transition in 2016 to a company-funded defined contribution retirement savings plan. Accounting rules require an annual measurement of our projected obligation and plan assets. These measurements are based upon several assumptions, including the discount rate and the expected long-term rate of asset return. Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligation and Shareholders’ equity.

The following table shows the sensitivity of our pension plan liability and net periodic cost to a 25 basis point change in the discount rate as of December 31, 2014.

(Dollars in millions)	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans
Projected benefit obligation	($2,449)	$3,068
Net periodic pension cost	(266)	329
Pension expense is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2014 net periodic pension expense by $141 million. We expect 2015 net periodic pension cost to increase by approximately $367 million and the portion recognized in earnings to decrease by approximately $1,084 million primarily due to amortization of actuarial losses.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations, and customer financing assets and liabilities. Additionally, BCC uses interest rate swaps with certain debt obligations to manage exposure to interest rate changes. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes. As of December 31, 2014, the impact over the next 12 months of a 100 basis point rise in interest rates to our pre-tax earnings would not be significant. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2014, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized losses by $237 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries
Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2014	2013	2012
Sales of products	$80,688	$76,792	$71,234
Sales of services	10,074	9,831	10,464
Total revenues	90,762	86,623	81,698
Cost of products	(68,551)	(65,640)	(60,309)
Cost of services	(8,132)	(7,553)	(8,247)
Boeing Capital interest expense	(69)	(75)	(109)
Total costs and expenses	(76,752)	(73,268)	(68,665)
	14,010	13,355	13,033
Income from operating investments, net	287	214	268
General and administrative expense	(3,767)	(3,956)	(3,717)
Research and development expense, net	(3,047)	(3,071)	(3,298)
(Loss)/gain on dispositions, net	(10)	20	4
Earnings from operations	7,473	6,562	6,290
Other (loss)/income, net	(3)	56	62
Interest and debt expense	(333)	(386)	(442)
Earnings before income taxes	7,137	6,232	5,910
Income tax expense	(1,691)	(1,646)	(2,007)
Net earnings from continuing operations	5,446	4,586	3,903
Net loss on disposal of discontinued operations, net of taxes of $0, $0, and $2		(1)	(3)
Net earnings	$5,446	$4,585	$3,900
Basic earnings per share from continuing operations	$7.47	$6.03	$5.15
Net loss on disposal of discontinued operations, net of taxes
Basic earnings per share	$7.47	$6.03	$5.15
Diluted earnings per share from continuing operations	$7.38	$5.96	$5.11
Net loss on disposal of discontinued operations, net of taxes
Diluted earnings per share	$7.38	$5.96	$5.11
See Notes to the Consolidated Financial Statements on pages 53 – 108.

The Boeing Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Net earnings	$5,446	$4,585	$3,900
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(97)	(64)	17
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $77, $42, and ($13)	(137)	(75)	25
Reclassification adjustment for loss/(gain) included in net earnings, net of tax of ($4), $9, and $3	7	(17)	(5)
Total unrealized (loss)/gain on derivative instruments, net of tax	(130)	(92)	20
Defined benefit pension plans & other postretirement benefits:
Net actuarial (loss)/gain arising during the period, net of tax of $2,588, ($3,437), and $1,382	(4,612)	6,143	(2,401)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($367), ($849), and ($752)	661	1,516	1,304
Settlements and curtailments included in net income, net of tax of ($101), ($33), and ($9)	180	59	15
Pension and postretirement (cost)/benefit related to our equity method investments, net of tax $15, ($13), and ($74)	(27)	24	127
Amortization of prior service cost included in net periodic pension cost, net of tax of ($12), ($6), and ($10)	21	10	18
Prior service cost arising during the period, net of tax of $3, $41, and $9	(5)	(74)	(16)
Total defined benefit pension plans & other postretirement benefits, net of tax	(3,782)	7,678	(953)
Other comprehensive (loss)/income, net of tax	(4,009)	7,522	(916)
Comprehensive income related to noncontrolling interests	10	9	3
Comprehensive income, net of tax	$1,447	$12,116	$2,987
See Notes to the Consolidated Financial Statements on pages 53 – 108.

The Boeing Company and Subsidiaries
Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2014	2013
Assets
Cash and cash equivalents	$11,733	$9,088
Short-term and other investments	1,359	6,170
Accounts receivable, net	7,729	6,546
Current portion of customer financing, net	190	344
Deferred income taxes	18	14
Inventories, net of advances and progress billings	46,756	42,912
Total current assets	67,785	65,074
Customer financing, net	3,371	3,627
Property, plant and equipment, net	11,007	10,224
Goodwill	5,119	5,043
Acquired intangible assets, net	2,869	3,052
Deferred income taxes	6,576	2,939
Investments	1,154	1,204
Other assets, net of accumulated amortization of $479 and $448	1,317	1,500
Total assets	$99,198	$92,663
Liabilities and equity
Accounts payable	$10,667	$9,498
Accrued liabilities	13,343	14,131
Advances and billings in excess of related costs	23,175	20,027
Deferred income taxes and income taxes payable	8,603	6,267
Short-term debt and current portion of long-term debt	929	1,563
Total current liabilities	56,717	51,486
Accrued retiree health care	6,802	6,528
Accrued pension plan liability, net	17,182	10,474
Non-current income taxes payable	358	156
Other long-term liabilities	1,208	950
Long-term debt	8,141	8,072
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,625	4,415
Treasury stock, at cost	(23,298)	(17,671)
Retained earnings	36,180	32,964
Accumulated other comprehensive loss	(13,903)	(9,894)
Total shareholders’ equity	8,665	14,875
Noncontrolling interests	125	122
Total equity	8,790	14,997
Total liabilities and equity	$99,198	$92,663
See Notes to the Consolidated Financial Statements on pages 53 – 108.

The Boeing Company and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Cash flows – operating activities:
Net earnings	$5,446	$4,585	$3,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	195	206	193
Depreciation and amortization	1,906	1,844	1,811
Investment/asset impairment charges, net	229	96	84
Customer financing valuation benefit	(28)	(11)	(10)
Loss on disposal of discontinued operations		1	5
Loss/(gain) on dispositions, net	10	(20)	(4)
Other charges and credits, net	317	528	694
Excess tax benefits from share-based payment arrangements	(114)	(128)	(45)
Changes in assets and liabilities –
Accounts receivable	(1,328)	(879)	(27)
Inventories, net of advances and progress billings	(4,330)	(5,562)	(5,681)
Accounts payable	1,339	(298)	1,199
Accrued liabilities	(1,088)	883	801
Advances and billings in excess of related costs	3,145	3,353	1,177
Income taxes receivable, payable and deferred	1,325	1,445	1,605
Other long-term liabilities	36	2	157
Pension and other postretirement plans	1,186	1,720	1,288
Customer financing, net	578	391	407
Other	34	23	(46)
Net cash provided by operating activities	8,858	8,179	7,508
Cash flows – investing activities:
Property, plant and equipment additions	(2,236)	(2,098)	(1,703)
Property, plant and equipment reductions	34	51	97
Acquisitions, net of cash acquired	(163)	(26)	(124)
Contributions to investments	(8,617)	(15,394)	(12,921)
Proceeds from investments	13,416	12,453	10,901
Purchase of distribution rights		(140)	(7)
Other	33
Net cash provided/(used) by investing activities	2,467	(5,154)	(3,757)
Cash flows – financing activities:
New borrowings	962	571	60
Debt repayments	(1,601)	(1,434)	(2,076)
Payments to noncontrolling interest	(12)
Repayments of distribution rights and other asset financing	(185)	(280)	(228)
Stock options exercised	343	1,097	120
Excess tax benefits from share-based payment arrangements	114	128	45
Employee taxes on certain share-based payment arrangements	(98)	(63)	(76)
Common shares repurchased	(6,001)	(2,801)
Dividends paid	(2,115)	(1,467)	(1,322)
Net cash used by financing activities	(8,593)	(4,249)	(3,477)
Effect of exchange rate changes on cash and cash equivalents	(87)	(29)	18
Net increase/(decrease) in cash and cash equivalents	2,645	(1,253)	292
Cash and cash equivalents at beginning of year	9,088	10,341	10,049
Cash and cash equivalents at end of year	$11,733	$9,088	$10,341
See Notes to the Consolidated Financial Statements on pages 53 –108.

The Boeing Company and Subsidiaries
Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance at January 1, 2012	$5,061	$4,033	($16,603)	$27,524	($16,500)	$93	$3,608
Net earnings				3,900		3	3,903
Other comprehensive loss, net of tax of $536					(916)		(916)
Share-based compensation and related dividend equivalents		215		(27)			188
Excess tax pools		45					45
Treasury shares issued for stock options exercised, net		(54)	174				120
Treasury shares issued for other share-based plans, net		(183)	116				(67)
Treasury shares issued for 401(k) contribution		66	376				442
Cash dividends declared ($1.805 per share)				(1,360)			(1,360)
Changes in noncontrolling interests						4	4
Balance at December 31, 2012	$5,061	$4,122	($15,937)	$30,037	($17,416)	$100	$5,967
Net earnings				4,585		9	4,594
Other comprehensive income, net of tax of ($4,246)					7,522		7,522
Share-based compensation and related dividend equivalents		216		(16)			200
Excess tax pools		101					101
Treasury shares issued for stock options exercised, net		109	988				1,097
Treasury shares issued for other share-based plans, net		(133)	79				(54)
Common shares repurchased			(2,801)				(2,801)
Cash dividends declared ($2.185 per share)				(1,642)			(1,642)
Changes in noncontrolling interests						13	13
Balance at December 31, 2013	$5,061	$4,415	($17,671)	$32,964	($9,894)	$122	$14,997
Net earnings				5,446		10	5,456
Other comprehensive loss, net of tax of $2,199					(4,009)		(4,009)
Share-based compensation and related dividend equivalents		208		(20)			188
Excess tax pools		114					114
Treasury shares issued for stock options exercised, net		17	326				343
Treasury shares issued for other share-based plans, net		(129)	48				(81)
Common shares repurchased			(6,001)				(6,001)
Cash dividends declared ($3.10 per share)				(2,210)			(2,210)
Changes in noncontrolling interests						(7)	(7)
Balance at December 31, 2014	$5,061	$4,625	($23,298)	$36,180	($13,903)	$125	$8,790
See Notes to the Consolidated Financial Statements on pages 53 – 108.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2014	2013	2012
Revenues:
Commercial Airplanes	$59,990	$52,981	$49,127
Defense, Space & Security:
Boeing Military Aircraft	13,511	15,285	15,388
Network & Space Systems	8,003	8,512	7,911
Global Services & Support	9,367	9,400	9,308
Total Defense, Space & Security	30,881	33,197	32,607
Boeing Capital	416	408	468
Unallocated items, eliminations and other	(525)	37	(504)
Total revenues	$90,762	$86,623	$81,698
Earnings from operations:
Commercial Airplanes	$6,411	$5,795	$4,711
Defense, Space & Security:
Boeing Military Aircraft	1,304	1,504	1,487
Network & Space Systems	698	719	562
Global Services & Support	1,131	1,012	1,019
Total Defense, Space & Security	3,133	3,235	3,068
Boeing Capital	92	107	88
Unallocated items, eliminations and other	(2,163)	(2,575)	(1,577)
Earnings from operations	$7,473	$6,562	$6,290
Other (loss)/income, net	(3)	56	62
Interest and debt expense	(333)	(386)	(442)
Earnings before income taxes	7,137	6,232	5,910
Income tax expense	(1,691)	(1,646)	(2,007)
Net earnings from continuing operations	5,446	4,586	3,903
Net loss on disposal of discontinued operations, net of taxes of $0, $0, $2		(1)	(3)
Net earnings	$5,446	$4,585	$3,900
This information is an integral part of the Notes to the Consolidated Financial Statements. See Note 21 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Years ended December 31, 2014, 2013 and 2012
(Dollars in millions, except per share data)
Note 1 – Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing,” the “Company,” “we,” “us,” or “our”). These statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. All significant intercompany accounts and transactions have been eliminated. Segment data for all years have been adjusted to reflect a realignment of certain programs from the Boeing Military Aircraft (BMA) segment to the Global Services & Support (GS&S) segment and the combination of Other segment with Unallocated items and eliminations. See Note 21.
Standards Issued and Not Yet Implemented
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For Boeing the new standard will be effective January 1, 2017 and the Company is currently evaluating the impacts of adoption and the implementation approach to be used.
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
Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. In 2014, 2013 and 2012 net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings from operations by $100, $242 and $379, respectively and diluted EPS by $0.10, $0.23 and $0.33, respectively. Significant adjustments during the three years ended December 31, 2014 included a reach-forward loss of $425 on the USAF KC-46A Tanker contract recorded during 2014.
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
Reinsurance Revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $135, $160 and $129 during 2014, 2013 and 2012, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $144, $147 and $128 during 2014, 2013 and 2012, respectively. Revenues and costs are presented net in Cost of sales in the Consolidated Statements of Operations.
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
Research and Development
Research and development includes costs incurred for experimentation, design, and testing, as well as bid and proposal efforts related to government products and services which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our contract accounting policy. We have certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues. Research and development expense included bid and proposal costs of $289, $285 and $326 in 2014, 2013 and 2012, respectively.
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
Postretirement Plans
The majority of our employees are earning benefits under defined benefit pension plans. In 2014, we announced changes to our retirement plans whereby nonunion and the majority of union employees currently participating in defined benefit pension plans will transition in 2016 to a company-funded defined contribution retirement savings plan. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). A portion of net periodic pension and other postretirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period. Actuarial gains and losses, which occur when actual experience differs from actuarial assumptions, are reflected in Shareholders’ equity (net of taxes). If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities we amortize them over the average future service period of employees. The funded status of our pension and postretirement plans is reflected on the Consolidated Statements of Financial Position.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank where conditions for right of set-off are met, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $241 and $108 at December 31, 2014 and 2013.

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
Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, from 5 to 14 years; product know-how, from 5 to 30 years; customer base, from 3 to 19 years; distribution rights, from 5 to 27 years; and other, from 3 to 32 years. We evaluate the potential impairment of finite-lived acquired intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.
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
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectability include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral we would expect to realize.
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

Note 2 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2014 and 2013 were as follows:

	Commercial Airplanes	Boeing Military Aircraft	Network & Space Systems	Global Services & Support	Total
Balance at January 1, 2013	$2,125	$946	$1,513	$451	$5,035
Acquisitions		18		7	25
Goodwill adjustments	(17)				(17)
Balance at December 31, 2013	$2,108	$964	$1,513	$458	$5,043
Acquisitions	45		57		102
Goodwill adjustments	(22)		(4)		(26)
Balance at December 31, 2014	$2,131	$964	$1,566	$458	$5,119
As of December 31, 2014 and 2013, we had indefinite-lived intangible assets with carrying amounts of $490 and $497 relating to trade names.
The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$2,245	$550	$2,275	$483
Product know-how	494	216	507	199
Customer base	619	381	615	347
Developed technology	500	386	853	742
Other	202	148	233	157
Total	$4,060	$1,681	$4,483	$1,928
Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2014 and 2013 was $227 and $205. Estimated amortization expense for the five succeeding years is as follows:

	2015	2016	2017	2018	2019
Estimated amortization expense	$215	$210	$201	$190	$182
During 2014 and 2013 we acquired $87 and $144 of finite-lived intangible assets, of which $24 and $0 related to non-cash investing and financing transactions. Total acquired finite-lived intangibles of $24 and $182 remain unpaid as of December 31, 2014 and 2013.

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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)
Years ended December 31,	2014	2013	2012
Net earnings	$5,446	$4,585	$3,900
Less: earnings available to participating securities	6	7	8
Net earnings available to common shareholders	$5,440	$4,578	$3,892
Basic
Basic weighted average shares outstanding	728.9	760.8	758.0
Less: participating securities	1.3	1.9	2.3
Basic weighted average common shares outstanding	727.6	758.9	755.7
Diluted
Basic weighted average shares outstanding	728.9	760.8	758.0
Dilutive potential common shares(1)	9.1	8.7	5.8
Diluted weighted average shares outstanding	738.0	769.5	763.8
Less: participating securities	1.3	1.9	2.3
Diluted weighted average common shares outstanding	736.7	767.6	761.5
Net earnings per share:
Basic	$7.47	$6.03	$5.15
Diluted	7.38	5.96	5.11

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.

The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)
Years ended December 31,	2014	2013	2012
Stock options		4.8	23.6
Performance awards	5.1	4.2	4.9
Performance-based restricted stock units	1.3
Note 4 – Income Taxes
The components of earnings before income taxes were:

Years ended December 31,	2014	2013	2012
U.S.	$6,829	$5,946	$5,647
Non-U.S.	308	286	263
Total	$7,137	$6,232	$5,910
Income tax expense/(benefit) consisted of the following:

Years ended December 31,	2014	2013	2012
Current tax expense
U.S. federal	$676	($82)	$657
Non-U.S.	91	76	52
U.S. state	69	11	19
Total current	836	5	728
Deferred tax expense
U.S. federal	828	1,531	1,209
Non-U.S.	34	41	(13)
U.S. state	(7)	69	83
Total deferred	855	1,641	1,279
Total income tax expense	$1,691	$1,646	$2,007
Net income tax payments were $355, $209 and $410 in 2014, 2013 and 2012, respectively.

The following is a reconciliation of the U.S. federal statutory tax rate of 35% to our effective income tax rates:

Years ended December 31,	2014	2013	2012
U.S. federal statutory tax	35.0%	35.0%	35.0%
Research and development credits (1)	(2.9)	(4.9)	0.8
Amendments to the R&E regulations (2)		(3.4)
Tax basis adjustment (3)	(3.6)
Tax on international activities	(0.2)	(0.1)	(1.2)
Tax deductible dividends	(0.7)	(0.6)	(0.7)
State income tax provision, net of effect on U.S. federal tax	0.7	0.4	0.8
Federal audit settlements (4)	(3.6)
Other provision adjustments	(1.0)		(0.7)
Effective income tax rate	23.7%	26.4%	34.0%

(1)
In the fourth quarter of 2014, we recorded tax benefits of $188 related to the reinstatement of the research tax credit for 2014. Research tax credits for the 2013 and 2012 tax years were both recorded in 2013.

(2)	In 2013, we recorded $212 for the issuance of favorable regulations related to research and experimental (R&E) expenditures.

(3)
In the second quarter of 2014 we recorded an incremental tax benefit of $265 related to the application of a 2012 Federal Court of Claims decision which held that the tax basis in certain assets could be increased and realized upon the assets' disposition (tax basis adjustment).

(4)	In the second quarter of 2014, tax benefits of $116 and $143 were recorded as a result of the 2007-2008 and 2009-2010 federal tax audit settlements.
The research tax credit expired on December 31, 2014. If the research tax credit is not extended there would be an unfavorable impact to our 2015 effective income tax rate.
Federal income tax audits have been settled for all years prior to 2011. The years 2011-2012 are currently being examined by the IRS. We are also subject to examination in major state and international jurisdictions for the 2001-2014 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

Significant components of our deferred tax (liabilities)/assets at December 31 were as follows:

	2014	2013
Inventory and long-term contract methods of income recognition, fixed assets and other (net of valuation allowance of $18 and $20)	($11,589)	($9,948)
Pension benefits	6,145	3,099
Retiree health care benefits	2,572	2,458
Other employee benefits	1,477	1,773
Customer and commercial financing	(853)	(990)
Net operating loss, credit and capital loss carryovers (net of valuation allowance of $63 and $105)(1)	266	362
Other net unrealized losses	110	26
Unremitted earnings of non-U.S. subsidiaries	(37)	(44)
In-process research and development related to acquisitions	10	23
Partnerships and joint ventures	9	(62)
Net deferred tax (liabilities)/assets(2)	($1,890)	($3,303)

(1)	Of the deferred tax asset for net operating loss and credit carryovers, $252 expires in years ending from December 31, 2015 through December 31, 2034 and $14 may be carried over indefinitely.

(2)	Included in the net deferred tax (liabilities)/assets as of December 31, 2014 and 2013 are deferred tax assets in the amounts of $8,007 and $5,818 related to Accumulated other comprehensive loss.
Net deferred tax (liabilities)/assets at December 31 were as follows:

	2014	2013
Deferred tax assets	$14,219	$12,486
Deferred tax liabilities	(16,028)	(15,664)
Valuation allowance	(81)	(125)
Net deferred tax (liabilities)/assets	($1,890)	($3,303)
The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We have provided for U.S. deferred income taxes and foreign withholding tax in the amount of $37 on undistributed earnings not considered indefinitely reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries of approximately $800 because such earnings are considered to be indefinitely reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.
As of December 31, 2014 and 2013, the amounts accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position were as follows: interest of $17 and $12 and penalties of $5 and $8. The amounts of interest benefit included in the Consolidated Statements of Operations were $17, $4, and $43 for the years ended December 31, 2014, 2013 and 2012, respectively. The interest benefit recorded during 2012 was primarily related to the settlement of non-US audits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Unrecognized tax benefits – January 1	$1,141	$1,055	$939
Gross increases – tax positions in prior periods	403	10	55
Gross decreases – tax positions in prior periods	(251)	(125)	(20)
Gross increases – current-period tax positions	217	202	83
Gross decreases – current-period tax positions		(1)	(1)
Settlements	(197)		(1)
Lapse of statute of limitations	(1)
Unrecognized tax benefits – December 31	$1,312	$1,141	$1,055
As of December 31, 2014, 2013 and 2012, the total amount of unrecognized tax benefits was $1,312, $1,141 and $1,055, respectively, of which $1,180, $1,018 and $945 would affect the effective tax rate, if recognized. As of December 31, 2014, these amounts are primarily associated with U.S. federal tax issues such as the amount of research tax credits claimed, the domestic production activities deductions claimed, tax basis adjustments and U.S. taxation of foreign earnings. Also included in these amounts are accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed.
Note 5 – Accounts Receivable, net
Accounts receivable at December 31 consisted of the following:

	2014	2013
U.S. government contracts	$4,281	$3,604
Defense, Space & Security customers (1)	1,018	1,073
Commercial Airplanes customers	1,749	1,072
Reinsurance receivables	512	525
Other	296	376
Less valuation allowance	(127)	(104)
Total	$7,729	$6,546

(1)	Excludes U.S. government contracts
The following table summarizes our accounts receivable under long-term contracts that were unbillable or related to outstanding claims as of December 31:

	Unbillable		Claims
	2014	2013	2014	2013
Current	$2,306	$1,550	$29	$3
Expected to be collected after one year	1,408	1,020	73	61
Total	$3,714	$2,570	$102	$64
Under contract accounting unbillable receivables on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Any adjustment for the credit quality of unbillable receivables, if required, would be recorded as a direct reduction of revenue. Factors considered in assessing the collectability of unbillable receivables include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. Unbillable receivables related to commercial customers expected to be collected after one year were $172 and $179 at December 31, 2014 and 2013. Accounts receivable related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.
Accounts receivable as of December 31, 2014, includes $112 of unbillable receivables on a long-term contract with LightSquared, LP (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. Given the uncertainties inherent in bankruptcy proceedings, it is reasonably possible that we could incur losses related to these receivables in connection with the LightSquared bankruptcy.
Accounts receivable, other than those described above, expected to be collected after one year are not material.
Note 6 – Inventories
Inventories at December 31 consisted of the following:

	2014	2013
Long-term contracts in progress	$13,381	$12,608
Commercial aircraft programs	55,220	48,065
Commercial spare parts, used aircraft, general stock materials and other	7,421	7,793
Inventory before advances and progress billings	76,022	68,466
Less advances and progress billings	(29,266)	(25,554)
Total	$46,756	$42,912
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At December 31, 2014 and 2013, the inventory balance was $154 (net of advances of $322) and $425 (net of advances of $331). At December 31, 2014, $292 of this inventory related to unsold launches. See Note 12.
Capitalized precontract costs of $1,281 and $520 at December 31, 2014 and 2013 are included in inventories. See C-17 in Note 11.
Commercial Aircraft Programs
At December 31, 2014 and 2013, commercial aircraft programs inventory included the following amounts related to the 787 program: $33,163 and $27,576 of work in process (including deferred production costs of $26,149 and $21,620), $2,257 and $2,189 of supplier advances, and $3,801 and $3,377 of unamortized tooling and other non-recurring costs. At December 31, 2014, $20,982 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $8,968 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At December 31, 2014 and 2013, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,741 and $1,554 of deferred production costs, net of previously recorded reach-forward losses, and $476 and $563 of unamortized tooling costs. At December 31, 2014, $1,047 of 747 deferred production and unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $1,170 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,341 and $3,465 at December 31, 2014 and 2013.
Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following at December 31:

	2014	2013
Financing receivables:
Investment in sales-type/finance leases	$1,535	$1,699
Notes	370	587
Total financing receivables	1,905	2,286
Operating lease equipment, at cost, less accumulated depreciation of $571 and $564	1,677	1,734
Gross customer financing	3,582	4,020
Less allowance for losses on receivables	(21)	(49)
Total	$3,561	$3,971
The components of investment in sales-type/finance leases at December 31 were as follows:

	2014	2013
Minimum lease payments receivable	$1,475	$1,731
Estimated residual value of leased assets	521	543
Unearned income	(461)	(575)
Total	$1,535	$1,699
Operating lease equipment primarily includes large commercial jet aircraft and regional jet aircraft. At December 31, 2014 and 2013, operating lease equipment included $48 and $83 of BCC equipment available for sale or re-lease. At December 31, 2014 and 2013, we had firm lease commitments for $0 and $57 of this equipment.
Financing receivable balances evaluated for impairment at December 31 were as follows:

	2014	2013
Individually evaluated for impairment	$86	$95
Collectively evaluated for impairment	1,819	2,191
Total financing receivables	$1,905	$2,286
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At December 31, 2014 and 2013, we individually evaluated for impairment customer financing receivables of $86 and $95 and determined that none of these were impaired. As of December 31, 2014 and 2013, we had no material receivables that were greater than 30 days past due and we had no impaired customer financing receivables during 2014.

Income recognition is generally suspended for financing receivables at the date full recovery of income and principal becomes not probable. Income is recognized when financing receivables become contractually current and performance is demonstrated by the customer. For the years ended December 31, 2013 and 2012, interest income recognized on such receivables was $30 and $6, and the average recorded investment in impaired financing receivables was $376 and $466.
The change in the allowance for losses on financing receivables for the years ended December 31, 2014, 2013 and 2012, consisted of the following:

	2014	2013	2012
Beginning balance - January 1	($49)	($60)	($70)
Customer financing valuation benefit	28	11	10
Ending balance - December 31	($21)	($49)	($60)
Collectively evaluated for impairment	($21)	($49)	($60)
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
Our financing receivable balances at December 31 by internal credit rating category are shown below:

Rating categories	2014	2013
BBB	$1,055	$1,091
BB		58
B	633	585
CCC	131	457
Other	86	95
Total carrying value of financing receivables	$1,905	$2,286
At December 31, 2014, our allowance related to receivables with ratings of B and BBB. We applied default rates that averaged 16% and 2% to the exposure associated with those receivables.
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

Our customer financing portfolio is primarily collateralized by out-of-production 717, 757 and MD-80 aircraft. The majority of customer financing carrying values are concentrated in the following aircraft models at December 31:

	2014	2013
717 Aircraft ($421 and $444 accounted for as operating leases)	$1,562	$1,674
747 Aircraft ($601 and $183 accounted for as operating leases)	601	286
757 Aircraft ($349 and $402 accounted for as operating leases)	370	453
MD-80 Aircraft (Accounted for as sales-type finance leases)	358	411
767 Aircraft ($47 and $60 accounted for as operating leases)	158	207
737 Aircraft ($127 and $138 accounted for as operating leases)	156	210
MD-11 Aircraft (Accounted for as operating leases)	114	220
787 Aircraft (Accounted for as operating leases)		273

Charges related to customer financing asset impairment for the years ended December 31 were as follows:

	2014	2013	2012
Boeing Capital	$139	$67	$73
Other Boeing	45	14	(15)
Total	$184	$81	$58
Scheduled receipts on customer financing are as follows:

Year	2015	2016	2017	2018	2019	Beyond 2019
Principal payments on notes receivable	$55	$41	$42	$120	$69	$43
Sales-type/finance lease payments receivable	228	225	206	195	182	439
Operating lease equipment payments receivable	505	130	92	70	54	143
Note 8 – Property, Plant and Equipment
Property, plant and equipment at December 31 consisted of the following:

	2014	2013
Land	$560	$562
Buildings and land improvements	11,767	11,068
Machinery and equipment	12,867	12,376
Construction in progress	1,502	1,288
Gross property, plant and equipment	26,696	25,294
Less accumulated depreciation	(15,689)	(15,070)
Total	$11,007	$10,224
Depreciation expense was $1,414, $1,338 and $1,248 for the years ended December 31, 2014, 2013 and 2012, respectively. Interest capitalized during the years ended December 31, 2014, 2013 and 2012 totaled $102, $87 and $74, respectively.

Rental expense for leased properties was $277, $287 and $276, for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, minimum rental payments under capital leases aggregated $158. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,486, net of sublease payments of $17 at December 31, 2014. Payments due under operating and capital leases net of sublease amounts and non-cancellable future rentals during the next five years are as follows:

	2015	2016	2017	2018	2019
Minimum operating lease payments, net of sublease amounts	$221	$203	$175	$146	$123
Minimum capital lease payments, net of sublease amounts	56	40	33	14	3
Accounts payable related to purchases of property, plant and equipment were $299 and $213 for the years ended December 31, 2014 and 2013.
Note 9 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2014	2013
Time deposits	$1,295	$6,090
Pledged money market funds(1)	38	46
Available-for-sale investments	7	8
Equity method investments (2)	1,114	1,164
Restricted cash(3)	26	33
Other investments	33	33
Total	$2,513	$7,374

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $293 and $226 during 2014 and 2013. Retained earnings at December 31, 2014 include undistributed earnings from our equity method investments of $158.

(3)	Restricted to pay certain claims related to workers’ compensation and life insurance premiums for certain employees.
Equity Method Investments
Our equity method investments consisted of the following as of December 31:

	Segment	Ownership Percentages	Investment Balance
			2014	2013
United Launch Alliance	Network & Space Systems (N&SS)	50%	$916	$970
Other	Commercial Airplanes, N&SS and Global Services & Support (GS&S)		198	194
Total equity method investments			$1,114	$1,164

Note 10 – Other Assets
Sea Launch
At December 31, 2014 and 2013, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. On April 11, 2014, the appellate court entered a ruling that the decision of the arbitrator is not appealable. On May 9, 2014, we filed a brief with the Supreme Court of Sweden appealing the appellate court's April 11, 2014 ruling. On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment and the $209 partner loan obligations. A trial in the United States District Court for the Central District of California is scheduled to commence July 14, 2015. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional charges. Our current assessment as to the collectability of these receivables takes into account the current economic conditions in Russia and Ukraine, although we will continue to monitor the situation.
Note 11 – Liabilities, Commitments and Contingencies
Accrued Liabilities
Accrued liabilities at December 31 consisted of the following:

	2014	2013
Accrued compensation and employee benefit costs	$5,868	$6,158
Environmental	601	649
Product warranties	1,504	1,570
Forward loss recognition	414	360
Dividends payable	637	542
Other	4,319	4,852
Total	$13,343	$14,131

Environmental
The following table summarizes environmental remediation activity during the years ended December 31, 2014 and 2013.

	2014	2013
Beginning balance – January 1	$649	$710
Reductions for payments made	(89)	(120)
Changes in estimates	41	59
Ending balance – December 31	$601	$649
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At December 31, 2014 and 2013, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $874 and $928.
Product Warranties
The following table summarizes product warranty activity recorded during the years ended December 31, 2014 and 2013.

	2014	2013
Beginning balance – January 1	$1,570	$1,572
Additions for current year deliveries	566	595
Reductions for payments made	(432)	(419)
Changes in estimates	(200)	(178)
Ending balance - December 31	$1,504	$1,570
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
Trade-in commitment agreements at December 31, 2014 have expiration dates from 2015 through 2026. At December 31, 2014 and 2013, total contractual trade-in commitments were $2,392 and $1,605. As of December 31, 2014 and 2013, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $446 and $325 and the fair value of the related trade-in aircraft was $446 and $325.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $16,723 and $17,987 as of December 31, 2014 and 2013. The estimated earliest potential funding dates for these commitments as of December 31, 2014 are as follows:

Total
2015	$2,552
2016	3,710
2017	3,497
2018	2,305
2019	1,738
Thereafter	2,921
$16,723
As of December 31, 2014 all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,985 and $4,376 as of December 31, 2014 and 2013.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $527 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 6.
C-17
In September 2013, we decided to end production of C-17 aircraft in late 2015. In April 2014, we announced that we anticipate ending production approximately three months earlier based on our decision to produce three fewer aircraft in 2015 than previously planned. As a result, during the first quarter of 2014, BDS recorded $48 to write off inventory and accrue termination liabilities to suppliers. At December 31, 2014, our backlog included international orders for three C-17 aircraft that are scheduled for delivery in 2015 and we have active sales campaigns for the remaining seven unsold aircraft. We are currently incurring costs and have made commitments to suppliers related to these aircraft. We believe it is probable that we will recover costs related to the unsold aircraft from international customer orders. Should orders for the seven unsold aircraft not materialize or should we decide to discontinue production of unsold aircraft, we could incur further charges to write-down inventory and/or record termination liabilities. At December 31, 2014, we had approximately $1,091 of capitalized precontract costs and $385 of potential termination liabilities to suppliers associated with unsold aircraft.

F/A-18
At December 31, 2014, our backlog included 68 F/A-18 aircraft under contract with the U.S. Navy. The Consolidated and Further Continuing Appropriations Act, 2015, funds 15 additional F/A-18 aircraft. The orders in backlog, combined with anticipated orders for the 15 aircraft currently funded, would complete production in 2017. The President’s Fiscal Year 2016 budget request submitted in February 2015 did not include funding for additional F/A-18 aircraft. We are continuing to work with our U.S. customer as well as international customers to secure additional orders. Should additional orders not materialize, it is reasonably possible that we will decide in the next twelve months to end production of the F/A-18 at a future date. We are still evaluating the full financial impact of a potential production shutdown, including any recovery that may be available from the U.S. government.
Company Owned Life Insurance
McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2014 and 2013, the cash surrender value was $466 and $451 and the total loans were $439 and $425. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2014 and 2013.
United States Government Defense Environment Overview
U.S. government appropriation levels remain subject to significant uncertainty. In August 2011, the Budget Control Act (The Act) established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years. The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. While the impact of sequestration cuts was reduced with respect to FY2014 and FY2015 following the enactment of The Bipartisan Budget Act in December 2013, significant uncertainty remains with respect to overall levels of defense spending. It is likely that U.S. government discretionary spending levels for FY2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts.
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
KC-46A Tanker and BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Airborne Early Warning and Control, Commercial Crew, India P-8I, Saudi F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, during the second quarter of 2014, higher estimated costs to complete the KC-46A Tanker contract for the U.S. Air Force resulted in a reach-forward loss of $425 of which the Commercial Airplanes segment recorded $238 and the BMA segment recorded $187.
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
Russia/Ukraine
We continue to monitor political unrest involving Russia and Ukraine, where we and some of our suppliers source titanium products and/or have operations. A number of our commercial customers also have operations in Russia and Ukraine. To date, we have not experienced any significant disruptions to production or deliveries. Should suppliers or customers experience disruption, our production and/or deliveries could be materially impacted.
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs had gross margins that were breakeven or near breakeven during 2014.
Lower-than-expected demand for large commercial passenger and freighter aircraft have resulted in ongoing pricing pressures and fewer 747 orders than anticipated. We continue to have a number of unsold 747 production positions. If market, production and other risks cannot be mitigated, the program could face a reach-forward loss that may be material.
The combination of production challenges, change incorporation, schedule delays and customer and supplier impacts has created significant pressure on 787 program profitability. If risks related to this program, including risks associated with planned production rate increases or introducing and manufacturing the 787-10 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as a reach-forward loss that may be material.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
December 31,	2014	2013	2014	2013	2014	2013
Contingent repurchase commitments	$1,375	$1,872	$1,364	$1,871	$5	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	114	127
Contract pricing	261	261			7	7
Other Delta contracts	150	227				8
Other indemnifications	63	106			20	28
Credit guarantees	30	35	27	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,246 of the $1,360 of inventory that was contributed by us and has yet to consume $114. ULA has made advance payments of $1,609 to us and we have recorded revenues and cost of sales of $1,287 under the inventory supply agreement through December 31, 2014.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the U.S. Air Force (USAF) for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal, and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to the expiration of the contract. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. On November 20, 2013, the ASBCA denied USAF motions for summary judgment against ULA in large part, leaving ULA’s claims against the USAF substantially intact. The hearing before the ASBCA concluded on December 20, 2013. The parties filed their final post-hearing briefs in May 2014. The ASBCA may now issue a decision at any time. If ULA is ultimately unsuccessful in obtaining additional pricing, we may be responsible for an indemnification payment up to $261 and may record up to $278 in pre-tax losses associated with the three missions.
Potential payments for Other Delta contracts include $85 related to deferred support costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. On June 14, 2012, Boeing and ULA filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government. On November 9, 2012, the U.S. government filed an answer to our claim and asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit, and have filed an answer challenging it on multiple grounds. The litigation is in the discovery phase and the Court has not yet set a trial date. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of BCC’s Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At December 31, 2014 and 2013, our maximum future cash exposure to losses associated with the loss sharing arrangement was $63 and $106 and our accrued liability under the loss sharing arrangement was $20 and $28.
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
Credit Guarantees We have issued credit guarantees, principally to facilitate the sale and/or financing of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor or certain specified services are not performed. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit guarantees are collateralized by the underlying commercial aircraft and certain other assets. Current outstanding credit guarantees expire within the next six years.
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

The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position. As of December 31, 2014 and 2013, the assets and liabilities associated with the City of Wichita IRBs were $638 and $690.
Note 13 – Debt
On October 31, 2014, we issued $300 of fixed rate senior notes due October 30, 2021 with an annual interest rate of 2.35%, $300 of fixed rate senior notes due October 30, 2024 with an annual interest rate of 2.85%, and $250 of floating rate senior notes due October 30, 2017. Each series of fixed rate senior notes may be redeemed at our option at any time for a redemption price equal to the full principal amount plus any accrued and unpaid interest and a make-whole premium. The floating rate senior notes bear interest at an annual rate equal to three-month LIBOR plus 12.5 basis points, and are not redeemable prior to maturity. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance, after deducting underwriting discounts, commissions and offering expenses, totaled $838, of which $544 were used to fund BCC.
Interest incurred, including amounts capitalized, was $504, $548 and $625 for the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense recorded by BCC is reflected as Boeing Capital interest expense on our Consolidated Statements of Operations. Total Company interest payments were $511, $551 and $614 for the years ended December 31, 2014, 2013 and 2012, respectively.
We have $5,005 currently available under credit line agreements, of which $2,473 is a 364-day revolving credit facility expiring in November 2015 and $2,472 expires in November 2019 and $60 in November 2017. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2014	2013
Unsecured debt securities	$755	$1,370
Non-recourse debt and notes	38	32
Capital lease obligations	64	68
Other notes	72	93
Total	$929	$1,563

Debt at December 31 consisted of the following:

	2014	2013
Unsecured debt securities
Variable rate: 3-month USD LIBOR plus 1 basis point due 2014		$150
Variable rate: 3-month USD LIBOR plus 12.5 basis points due 2017	$250
0.95% - 5.00% due through 2024	4,223	4,832
5.88% - 6.88% due through 2043	2,394	2,392
7.25% - 8.75% due through 2043	1,657	1,672
Non-recourse debt and notes
6.98% - 7.38% notes due through 2021	201	233
Capital lease obligations due through 2024	161	151
Other notes	184	205
Total debt	$9,070	$9,635
Total debt is attributable to:

	2014	2013
BCC	$2,412	$2,577
Other Boeing	6,658	7,058
Total debt	$9,070	$9,635
At December 31, 2014, $213 of debt (non-recourse debt, notes and capital lease obligations) was collateralized by customer financing assets totaling $362.
Scheduled principal payments for debt and minimum capital lease obligations for the next five years are as follows:

	2015	2016	2017	2018	2019
Scheduled principal payments	$937	$1,098	$331	$653	$1,235

Note 14 – Postretirement Plans
The majority of our employees are earning benefits under defined benefit pension plans. In 2014, we announced changes to our retirement plans whereby nonunion and the majority of union employees currently participating in defined benefit pension plans will transition in 2016 to a company-funded defined contribution retirement savings plan.
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

	Pension			Other Postretirement Benefits
Years ended December 31,	2014	2013	2012	2014	2013	2012
Service cost	$1,661	$1,886	$1,649	$129	$148	$146
Interest cost	3,058	2,906	3,005	289	263	313
Expected return on plan assets	(4,169)	(3,874)	(3,831)	(8)	(6)	(7)
Amortization of prior service costs	177	196	225	(144)	(180)	(197)
Recognized net actuarial loss	1,020	2,231	1,937	8	95	119
Settlement/curtailment/other losses	461	104	25	1		(1)
Net periodic benefit cost	$2,208	$3,449	$3,010	$275	$320	$373

Net periodic benefit cost included in Earnings from operations	$3,215	$3,036	$2,407	$287	$353	$543

The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2014 and 2013. Benefit obligation balances presented below reflect the PBO for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2014	2013	2014	2013
Change in benefit obligation
Beginning balance	$68,625	$75,895	$7,008	$7,981
Service cost	1,661	1,886	129	148
Interest cost	3,058	2,906	289	263
Plan participants’ contributions	6	8
Amendments	51	111	(43)	4
Actuarial (gain)/loss	10,655	(9,205)	334	(905)
Settlement/curtailment/other	(2,518)	(81)	7	(57)
Gross benefits paid	(3,126)	(2,874)	(449)	(451)
Subsidies			39	32
Exchange rate adjustment	(21)	(21)	(8)	(7)
Ending balance	$78,391	$68,625	$7,306	$7,008
Change in plan assets
Beginning balance at fair value	$58,131	$56,178	$140	$110
Actual return on plan assets	5,893	3,316	10	23
Company contribution	784	1,542	8	14
Plan participants’ contributions	6	8	2	3
Settlement/curtailment/other	(640)	(103)		11
Benefits paid	(3,039)	(2,792)	(19)	(21)
Exchange rate adjustment	(16)	(18)
Ending balance at fair value	$61,119	$58,131	$141	$140
Amounts recognized in statement of financial position at December 31 consist of:
Other assets	$3	$60
Other accrued liabilities	(93)	(80)	($363)	($340)
Accrued retiree health care			(6,802)	(6,528)
Accrued pension plan liability, net	(17,182)	(10,474)
Net amount recognized	($17,272)	($10,494)	($7,165)	($6,868)
Amounts recognized in Accumulated other comprehensive loss at December 31 were as follows:

	Pension		Other Postretirement Benefits
	2014	2013	2014	2013
Net actuarial loss	$21,321	$15,460	$877	$561
Prior service costs/(credits)	385	788	(512)	(614)
Total recognized in Accumulated other comprehensive loss	$21,706	$16,248	$365	($53)

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ended December 31, 2015 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial loss	$1,581	$27
Amortization of prior service costs/(credits)	193	(134)
Total	$1,774	($107)
The ABO for all pension plans was $75,655 and $63,491 at December 31, 2014 and 2013. Key information for our plans with ABO in excess of plan assets as of December 31 was as follows:

	2014	2013
Projected benefit obligation	$78,358	$63,445
Accumulated benefit obligation	75,622	58,334
Fair value of plan assets	61,082	52,905
Assumptions
The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at December 31 of each year and the net periodic benefit cost for the subsequent year.

December 31,	2014	2013	2012
Discount rate:
Pension	3.90%	4.80%	3.80%
Other postretirement benefits	3.50%	4.20%	3.30%
Expected return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase	3.80%	4.00%	4.00%
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
The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to recent trust performance and historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2014, the MRVA was approximately $1,813 less than the fair market value of assets.

Assumed health care cost trend rates were as follows:

December 31,	2014	2013	2012
Health care cost trend rate assumed next year	7.00%	7.00%	7.50%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that trend reached ultimate rate	2018	2018	2018
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

	Increase	Decrease
Effect on total of service and interest cost	$54	($45)
Effect on postretirement benefit obligation	736	(613)
During 2014 the Company conducted a mortality experience study and adopted new company specific tables for purposes of determining the Company’s mortality assumption used in the defined benefit plan liability calculation. The new tables resulted in an increase of $2,500 and $200 to the projected benefit obligation for pension and other postretirement benefits, respectively as of December 31, 2014.

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

The actual and target allocations by asset class for the pension assets at December 31 were as follows:

	Actual Allocations		Target Allocations
Asset Class	2014	2013	2014	2013
Fixed income	48%	49%	47%	47%
Global equity	29	29	26	26
Private equity	5	5	6	6
Real estate and real assets	9	8	11	11
Global strategies	4	4	4	4
Hedge funds	5	5	6	6
Total	100%	100%	100%	100%
Fixed income securities are invested broadly and primarily in long duration instruments. Global equity securities are invested broadly in U.S. and non-U.S. companies, across various industries and market capitalizations.
Real estate and real assets include global private investments that may be held through an investment in a limited partnership (LP) or other fund structures and publicly traded investments (such as Real Estate Investment Trusts (REIT) in the case of real estate). Real estate includes, but is not limited to, investments in office, retail, apartment and industrial properties. Real assets include, but are not limited to, investments in natural resources (such as energy, farmland and timber), commodities and infrastructure. Private equity investment vehicles are primarily limited partnerships (LPs) and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies.
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
As a percentage of total pension plan assets, derivative net notional amounts were 3.5% and 18.3% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and 2.0% and (2.2)% for global equity and commodities at December 31, 2014 and 2013.
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

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2014 and 2013. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$17,488		$17,486	$2	$15,262		$15,238	$24
U.S. government and agencies	5,224		5,224		4,537		4,537
Mortgage backed and asset backed	1,207		596	611	1,040		491	549
Municipal	1,636		1,636		1,722		1,722
Sovereign	1,073		1,073		1,018		1,018
Common/collective/pooled funds	2,127	$18	2,109		2,538	$16	2,522
Other	498	9	237	252	484		229	255
Derivatives:
Assets	49		49		55		55
Liabilities	(66)		(66)		(10)		(10)
Cash equivalents and other short-term investments	792		792		801		801
Currency overlay derivatives:
Assets					2		2
Liabilities					(3)		(3)
Equity securities:
U.S. common and preferred stock	7,577	7,577			6,919	6,919
Non-U.S. common and preferred stock	7,151	7,139	11	1	7,722	7,721		1
Common/collective/pooled funds	2,658	46	2,443	169	3,239	564	2,675
Derivatives:
Assets	9		9		4		4
Liabilities	(5)		(5)		(6)		(6)
Private equity	2,955	28		2,927	2,968	10		2,958
Real estate and real assets:
Real estate	3,199	505	41	2,653	2,865	425	16	2,424
Real assets	1,567	370	433	764	1,506	336	464	706
Derivatives:
Assets	2		2		1		1
Liabilities	(11)		(11)		(1)		(1)
Global strategies	2,248		2,248		2,355		2,355
Hedge funds	3,372		2,411	961	2,776		1,667	1,109
Total	$60,750	$15,692	$36,718	$8,340	$57,794	$15,991	$33,777	$8,026

Cash	$115				$87
Receivables	447				458
Payables	(193)				(208)
Total	$61,119				$58,131
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

The following tables present a reconciliation of Level 3 assets held during the year ended December 31, 2014 and 2013. Transfers into and out of Level 3 are reported at the beginning-of-year values.

	January 1 2014 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2014 Balance
Fixed income securities:
Corporate (1)	$19		($7)	($10)	$2
Mortgage backed and asset backed(1)	554	14	10	33	611
Other	255	24	(27)		252
Equity securities:
Non-U.S. common and preferred stock	1		(1)	1	1
Common/collective/ pooled funds		(24)	193		169
Private equity	2,958	415	(446)		2,927
Real estate and real assets:
Real estate	2,424	336	(107)		2,653
Real assets	706	32	26		764
Hedge funds	1,109	(36)	61	(173)	961
Total	$8,026	$761	($298)	($149)	$8,340
(1)    Certain fixed income securities were reclassified from corporate to mortgage backed and asset backed on January 1, 2014.
For the year ended December 31, 2014, the change in unrealized gain for Level 3 assets still held at December 31, 2014 were $8 for mortgage and asset backed fixed income, $7 for other fixed income, ($24) for common/collective/pooled funds, ($3) for private equity, $198 for real estate, ($38) for real assets and ($48) for hedge funds.

	January 1 2013 Balance	Net Realized and Unrealized Gains	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2013 Balance
Fixed income securities:
Corporate	$3		$16	$5	$24
Mortgage backed and asset backed	561		(11)	(1)	549
Other (2)	245	37	(27)		255
Equity securities:
Non-U.S. common and preferred stock				1	1
Private equity (2)	2,671	536	(249)		2,958
Real estate and real assets:
Real estate	2,128	232	64		2,424
Real assets	664	78	(36)		706
Hedge funds	1,473	183	(627)	80	1,109
Total	$7,745	$1,066	($870)	$85	$8,026
(2)    Certain private funds with a fixed income strategy were reclassified from private equity to other fixed income on January 1, 2013.
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
Cash Flows
Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA), as well as rules governing funding of our non-U.S. pension plans, are expected to be minimal in 2015. We do not expect contributions to our pension and OPB plans to be significant in 2015.
Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

Year(s)	2015	2016	2017	2018	2019	2020-2024
Pensions	$3,448	$3,657	$3,828	$3,960	$3,977	$21,515
Other postretirement benefits:
Gross benefits paid	465	495	518	558	578	2,974
Subsidies	(38)	(38)	(40)	(41)	(42)	(211)
Net other postretirement benefits	$427	$457	$478	$517	$536	$2,763

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
Defined Contribution Plans
We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $764, $742 and $708 in 2014, 2013 and 2012, respectively.
Note 15 – Share-Based Compensation and Other Compensation Arrangements
Share-Based Compensation
Our 2003 Incentive Stock Plan, as amended and restated, permits awards of incentive and non-qualified stock options, stock appreciation rights, restricted stock or units, performance shares, performance restricted stock or units, performance units and other stock and cash-based awards to our employees, officers, directors, consultants, and independent contractors. The aggregate number of shares of our stock authorized for issuance under the plan is 87,000,000.
Shares issued as a result of stock option exercises or conversion of stock unit awards will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to satisfy these issuances during 2015.
Share-based plans expense is primarily included in General and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit were as follows:

Years ended December 31,	2014	2013	2012
Stock options	$62	$93	$85
Restricted stock units and other awards	133	113	108
Share-based plans expense	$195	$206	$193
Income tax benefit	$70	$76	$75
Stock Options
In February 2013 and 2012, we granted to our executives 6,591,968 and 6,114,922 options, respectively. The options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. The stock options vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. If an executive terminates employment for any reason, the non-vested portion of the stock option will not vest and all rights to the non-vested portion will terminate. We discontinued granting options in 2014, replacing them with performance-based restricted stock units.
Stock option activity for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	23,767,743	$73.97
Granted	20,008	124.98
Exercised	(4,584,615)	74.82
Forfeited	(697,891)	75.70
Expired	(600)	50.57
Outstanding at end of year	18,504,645	$73.75	5.93	$1,041
Exercisable at end of year	13,215,966	$72.74	5.10	$757
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $250, $546 and $89, respectively. Cash received from options exercised during the years ended December 31, 2014, 2013 and 2012 was $343, $1,097 and $120 with a related tax benefit of $87, $190 and $29, respectively, derived from the compensation deductions resulting from these option exercises. At December 31, 2014, there was $34 of total unrecognized compensation cost related to our stock option plan which is expected to be recognized over a weighted average period of one year. The grant date fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $87, $89 and $83, respectively.
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

Restricted Stock Units
In February 2014, 2013 and 2012, we granted to our executives 695,651, 1,375,414 and 1,369,810 restricted stock units (RSUs) as part of our long-term incentive program with grant date fair values of $129.58, $75.97 and $75.40 per unit, respectively. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, involuntary layoff, disability, or death, the employee (or beneficiary) will receive a proration of stock units based on active employment during the three-year service period. In all other cases, the RSUs will not vest and all rights to the stock units will terminate. In addition to RSUs awarded under our long-term incentive program, we grant RSUs to certain executives and employees to encourage retention or to reward various achievements. These RSUs are labeled other RSUs in the table below. The fair values of all RSUs are estimated using the average of the high and low stock prices on the date of grant.
RSU activity for the year ended December 31, 2014 was as follows:

	Long-Term Incentive Program	Other
Number of units:
Outstanding at beginning of year	3,722,317	1,132,930
Granted	729,603	288,600
Dividends	72,387	25,833
Forfeited	(177,986)	(13,962)
Distributed	(1,313,782)	(286,303)
Outstanding at end of year	3,032,539	1,147,098
Unrecognized compensation cost	$94	$41
Weighted average remaining contractual life (years)	1.7	2.3
The number of vested but undistributed RSUs at December 31, 2014 was not significant.
Performance-Based Restricted Stock Units
Performance-Based Restricted Stock Units (PBRSUs) are stock units that pay out based on the Company’s total shareholder return as compared to a group of peer companies over a three-year period. The award payout can range from 0% to 200% of the initial PBRSU grant, but will not exceed 400% of the initial value (excluding dividend equivalent credits). The PBRSUs granted under this program will vest at the payout amount and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, involuntary layoff, disability, or death, the employee (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of stock units based on active employment during the three-year service period. In all other cases, the PBRSUs will not vest and all rights to the stock units will terminate.
In February 2014, we granted to our executives 662,215 initial PBRSUs as part of our long-term incentive program with a grant date fair value of $136.12 per unit. Compensation expense for the award is recognized over the three-year performance period based upon the grant date fair value estimated using a Monte-Carlo simulation model. The model used the following assumptions: expected volatility of 24.2% based upon our historical stock volatility, a risk-free interest rate of 0.72%, and no expected dividend yield because the units earn dividend equivalents.

PBRSU activity for the year ended December 31, 2014 was as follows:

Long-Term Incentive Program
Number of units:
Outstanding at beginning of year
Granted	662,215
Dividends	10,497
Forfeited	(49,610)
Distributed	0
Outstanding at end of year	623,102
Unrecognized compensation cost	$53
Weighted average remaining contractual life (years)	2.1
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
During 2014, 2013 and 2012, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for each three-year period following the grant date. The minimum payout amount is $0 and the maximum amount we could be required to pay out for the 2014, 2013 and 2012 Performance Awards is $343, $261 and $251, respectively. The 2012 grant is expected to be paid out in cash in March 2015.
Deferred Compensation
The Company has a deferred compensation plan which permits executives to defer receipt of a portion of their salary, bonus, and certain other incentive awards. Participants can diversify deferred compensation among 23 investment funds including a Boeing stock unit account.
Total expense related to deferred compensation was $44, $238 and $75 in 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the deferred compensation liability which is being marked to market was $1,234 and $1,258.
Note 16 – Shareholders’ Equity
On December 15, 2014, the Board approved a new repurchase plan for up to $12,000 of common stock, replacing the previously authorized program. The program will expire when we have used all authorized funds or is otherwise terminated.
As of December 31, 2014 and 2013, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized. No preferred stock has been issued.

Changes in Share Balances
The following table shows changes in each class of shares:

	Common Stock	Treasury Stock
Balance at January 1, 2012	1,012,261,159	267,556,388
Issued		(11,935,423)
Acquired		1,009,663
Balance at December 31, 2012	1,012,261,159	256,630,628
Issued		(17,903,704)
Acquired		26,155,537
Balance at December 31, 2013	1,012,261,159	264,882,461
Issued		(6,719,270)
Acquired		47,370,415
Balance at December 31, 2014	1,012,261,159	305,533,606
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2012	$197	($8)	$66	($16,755)		($16,500)
Other comprehensive income/(loss) before reclassifications	17		25	(2,290)		(2,248)
Amounts reclassified from AOCI			(5)	1,337	(2)	1,332
Net current period Other comprehensive loss	17		20	(953)		(916)
Balance at December 31, 2012	$214	($8)	$86	($17,708)		($17,416)
Other comprehensive income/(loss) before reclassifications	(64)		(75)	6,093		5,954
Amounts reclassified from AOCI			(17)	1,585	(2)	1,568
Net current period Other comprehensive income/(loss)	(64)		(92)	7,678		7,522
Balance at December 31, 2013	$150	($8)	($6)	($10,030)		($9,894)
Other comprehensive income/(loss) before reclassifications	(97)		(137)	(4,644)		(4,878)
Amounts reclassified from AOCI			7	862	(2)	869
Net current period Other comprehensive income/(loss)	(97)		(130)	(3,782)		(4,009)
Balance at December 31, 2014	$53	($8)	($136)	($13,812)		($13,903)

(1)	Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the years ended December 31, 2014, 2013, and 2012 totaling $661, $1,516, and $1,304 (net of tax of ($367), ($849), and ($752)), respectively. These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 14.

Note 17 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, commodity swaps, and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2019. We use commodity derivatives, such as swaps and fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2017.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	2014	2013	2014	2013	2014	2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,586	$2,524	$9	$122	($204)	($64)
Interest rate contracts	125	313	10	13
Commodity contracts	31	72	1	2	(24)	(39)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	319	259	21	12	(5)	(35)
Commodity contracts	3	9				(4)
Total derivatives	$3,064	$3,177	41	149	(233)	(142)
Netting arrangements			(16)	(63)	16	63
Net recorded balance			$25	$86	($217)	($79)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

Years ended December 31,	2014	2013
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($135)	($76)
Commodity contracts	(2)	1
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	6	37
Commodity contracts	(13)	(20)
Forward points recognized in Other income, net:
Foreign exchange contracts	28	34
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	(7)	17
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $98 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the years ended December 31, 2014 and 2013.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at December 31, 2014 was $20. At December 31, 2014, there was no collateral posted related to our derivatives.
Note 18 – Significant Group Concentrations of Risk
Credit Risk
Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. government. Of the $11,438 in gross accounts receivable and gross customer financing included in the Consolidated Statements of Financial Position as of December 31, 2014, $5,246 related predominantly to commercial aircraft customers ($1,664 of accounts receivable and $3,582 of customer financing) and $4,281 related to the U.S. government.
Of the $3,582 in gross customer financing, $2,429 related to customers we believe have less than investment-grade credit including American Airlines, Hawaiian Airlines, and United/Continental Airlines who were associated with 11%, 9% and 8%, respectively, of our financing portfolio. Financing for aircraft is collateralized by security in the related asset and in some instances security in other assets as well.
Other Risk
As of December 31, 2014, approximately 39% of our total workforce was represented by collective bargaining agreements, the majority of which expire after 2015.

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

	December 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,826	$3,826			$3,783	$3,783
Available-for-sale investments	7	7			8	6		$2
Derivatives	25		$25		86		$86
Total assets	$3,858	$3,833	$25		$3,877	$3,789	$86	$2

Liabilities
Derivatives	($217)		($217)		($79)		($79)
Total liabilities	($217)		($217)		($79)		($79)
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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the years ended December 31 due to long-lived asset impairment, and the fair value and asset classification of the related assets as of the impairment date:

	2014		2013
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$187	($170)	$216	($81)
Property, plant and equipment	19	(15)	40	(15)
Other assets and Acquired intangible assets		(17)
Total	$206	($202)	$256	($96)
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
Property, plant and equipment, Other assets and Acquired intangible assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2014, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$187	Market approach	Aircraft value publications	$158 - $268(1) Median $238
			Aircraft condition adjustments	($58) - $7(2) Net ($51)

(1)
The range represents the sum of the highest and lowest values for all aircraft subject to fair value measurement, according to the third party aircraft valuation publications that we use in our valuation process.

(2)
The negative amount represents the sum, for all aircraft subject to fair value measurement, of all downward adjustments based on consideration of individual aircraft attributes and condition. The positive amount represents the sum of all such upward adjustments.

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statements of Financial Position at December 31 were as follows:

	December 31, 2014
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$7,729	$7,845		$7,845
Notes receivable, net	366	395		395
Liabilities
Debt, excluding capital lease obligations	(8,909)	(10,686)		(10,480)	($206)

	December 31, 2013
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$6,546	$6,525		$6,525
Notes receivable, net	572	622		622
Liabilities
Debt, excluding capital lease obligations	(9,483)	(10,897)		(10,897)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Consolidated Statements of Financial Position, approximate their fair value at December 31, 2014 and 2013. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Employment, Labor and Benefits Litigation
In connection with the 2005 sale of the former Wichita facility to Spirit AeroSystems, Inc. (Spirit), on February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas, alleging collective bargaining agreement breaches and ERISA violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. During the second quarter of 2014, the plaintiffs and Boeing agreed to settle the matter, subject to a fairness hearing, which has not been scheduled. The settlement would apply to approximately 2,000 employees who were subsequently employed by Spirit. Spirit is obligated to indemnify Boeing for settlement of this matter, and we intend to pursue full indemnification from Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. We cannot reasonably estimate the range of loss, if any, that may result from this matter pending the outcome of the fairness hearing.
On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Our motion for summary judgment was denied on December 30, 2014. We expect trial in this matter to begin during the second quarter of 2015. We cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.
Note 21 – Segment Information
We operate in five principal segments: Commercial Airplanes; Boeing Military Aircraft (BMA), Network & Space Systems (N&SS), and Global Services & Support (GS&S), collectively Defense, Space & Security; and Boeing Capital. All other activities fall within Unallocated items, eliminations and other. See page 53 for the Summary of Business Segment Data, which is an integral part of this note.
Effective during the first quarter of 2014, certain programs and contracts were realigned among BDS segments. The BMA Airborne Warning and Control Systems program, F-22 Modernization program and the Airborne Early Warning and Control Peace Eagle contract were realigned from BMA to GS&S. Beginning in the third quarter of 2014, amounts previously reported separately as Other segment and Unallocated items and eliminations are now presented on a combined basis to provide a more meaningful presentation. Segment data for 2013 and 2012 have been adjusted to reflect the changes.
The Commercial Airplanes segment develops, produces and markets commercial jet aircraft and provides related support services, principally to the commercial airline industry worldwide.
Our BMA segment is engaged in the research, development, production and modification of manned and unmanned military aircraft and weapons systems for global strike, including fighter aircraft and missile systems; vertical lift including rotorcraft and tilt-rotor aircraft; mobility, surveillance and engagement, including battle management, airborne, anti-submarine, transport and tanker aircraft.
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
Our GS&S segment provides customers with mission readiness through total support solutions. Our global services business sustains aircraft and systems with a full spectrum of products and services through integrated logistics, including supply chain management and engineering support; maintenance, modification and upgrades for aircraft; and training systems and government services, including pilot and maintenance training. In addition, our GS&S segment is engaged in the research, development, production and modification of airborne surveillance command and control aircraft. GS&S international operations include Boeing Defence U.K. Ltd., Boeing Defence Australia, and Alsalam Aircraft Company, a joint venture.
Our BCC segment facilitates, arranges, structures and provides selective financing solutions for our Boeing customers.
The unallocated activities of Engineering, Operations & Technology (EO&T) and Shared Services Group (SSG), Corporate and intercompany guarantees provided to BCC are included in Unallocated items, eliminations and other. EO&T provides Boeing with technical and functional capabilities, including information technology, research and development, test and evaluation, technology strategy development, environmental remediation management and intellectual property management.

While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues, including foreign military sales, are reported by customer location and consisted of the following:

Years ended December 31,	2014	2013	2012
Asia, other than China	$11,900	$12,200	$10,390
Europe	11,898	10,622	10,269
China	11,029	10,555	6,086
Middle East	9,243	9,165	10,285
Canada	1,901	1,486	586
Africa	2,596	621	1,282
Oceania	1,757	1,657	2,043
Latin America, Caribbean and other	2,596	2,725	3,555
Total non-U.S. revenues	52,920	49,031	44,496
United States	37,842	37,592	37,202
Total revenues	$90,762	$86,623	$81,698
Revenues from the U.S. government (including foreign military sales through the U.S. government), primarily recorded at BDS, represented 30%, 34% and 33% of consolidated revenues for 2014, 2013 and 2012, respectively. Approximately 3% of operating assets were located outside the United States as of December 31, 2014 and 2013. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.
Depreciation and Amortization

Years ended December 31,	2014	2013	2012
Commercial Airplanes	$674	$632	$614
Defense, Space & Security:
Boeing Military Aircraft	164	131	120
Network & Space Systems	114	120	123
Global Services & Support	75	69	67
Total Defense, Space & Security	353	320	310
Boeing Capital Corporation	97	110	150
Unallocated items, eliminations and other	782	782	737
Total	$1,906	$1,844	$1,811

Capital Expenditures

Years ended December 31,	2014	2013	2012
Commercial Airplanes	$698	$694	$665
Defense, Space & Security:
Boeing Military Aircraft	175	186	153
Network & Space Systems	93	96	115
Global Services & Support	68	48	57
Total Defense, Space & Security	336	330	325
Unallocated items, eliminations and other	1,202	1,074	713
Total	$2,236	$2,098	$1,703
Unallocated capital expenditures relate primarily to assets managed by SSG on behalf of the five principal segments.
We recorded Earnings from operations associated with our cost and equity method investments of $58, $25 and $77 in our Commercial Airplanes segment and $229, $203 and $196 in BDS, primarily in our N&SS segment, for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

Years ended December 31,	2014	2013	2012
Commercial Airplanes	$1,822	$879	$1,215
Boeing Capital	19	29	49
Total	$1,841	$908	$1,264

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

Years ended December 31,	2014	2013	2012
Share-based plans	($67)	($95)	($81)
Deferred compensation	(44)	(238)	(75)
Amortization of previously capitalized interest	(72)	(69)	(70)
Eliminations and other unallocated items	(593)	(859)	(452)
Sub-total	(776)	(1,261)	(678)
Pension	(1,469)	(1,374)	(787)
Postretirement	82	60	(112)
Pension and Postretirement	(1,387)	(1,314)	(899)
Total	($2,163)	($2,575)	($1,577)
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
Assets
Segment assets are summarized in the table below.

December 31,	2014	2013
Commercial Airplanes	$55,149	$49,520
Defense, Space & Security:
Boeing Military Aircraft	7,232	5,872
Network & Space Systems	5,895	6,450
Global Services & Support	4,586	5,040
Total Defense, Space & Security	17,713	17,362
Boeing Capital	3,525	3,914
Unallocated items, eliminations and other	22,811	21,867
Total	$99,198	$92,663
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations.

Note 22 – Quarterly Financial Data (Unaudited)

	2014				2013
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Total revenues	$24,468	$23,784	$22,045	$20,465	$23,785	$22,130	$21,815	$18,893
Total costs and expenses	(20,711)	(20,075)	(18,670)	(17,296)	(20,388)	(18,674)	(18,450)	(15,756)
Earnings from operations	2,025	2,119	1,787	1,542	1,515	1,803	1,716	1,528
Net earnings from continuing operations	1,466	1,362	1,653	965	1,233	1,160	1,087	1,106
Net (loss)/gain from disposal of discontinued operations						(2)	1
Net earnings	1,466	1,362	1,653	965	1,233	1,158	1,088	1,106
Basic earnings per share from continuing operations	2.05	1.88	2.26	1.30	1.63	1.53	1.43	1.45
Basic earnings per share	2.05	1.88	2.26	1.30	1.63	1.53	1.43	1.45
Diluted earnings per share from continuing operations	2.02	1.86	2.24	1.28	1.61	1.51	1.41	1.44
Diluted earnings per share	2.02	1.86	2.24	1.28	1.61	1.51	1.41	1.44
Cash dividends declared per share	1.64		1.46		1.215		0.97
Common stock sales price per share:
High	135.78	130.58	138.39	144.57	142.00	120.38	104.15	86.84
Low	116.32	117.87	121.92	118.77	113.34	98.99	83.80	72.68
Quarter end	129.98	127.38	127.23	125.49	136.49	117.50	102.44	85.85
Gross profit is calculated as Total revenues minus Total costs and expenses. Total costs and expenses includes Cost of products, Cost of services and Boeing Capital interest expense.
In the fourth quarter of 2014, we recorded income tax benefits of $188 related to the reinstatement of the research tax credit for 2014. In the first quarter of 2013, we recorded tax benefits of $145 related to the retroactive reinstatement of the research tax credit for 2012.
During the second quarter of 2014, we recorded an incremental tax benefit of $265 that related to the application of a 2012 Federal Court of Claims decision. We also recorded tax benefits of $116 and $143 as a result of the 2007-2008 and 2009-2010 federal tax audit settlements. See Note 4.
During the second quarter of 2014, higher estimated costs to complete the KC-46A Tanker contract for the U.S. Air Force resulted in a reach-forward loss of $425.
We recorded charges related to defined benefit pension plan changes of $334 in the first quarter of 2014.
During the fourth quarter of 2013, we recorded a charge of $406 related to the A-12 aircraft litigation settlement.
We increased our quarterly dividend from $0.485 to $0.73 in December 2013 and to $0.91 in December 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 12, 2015

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2014 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

(c)	Changes in Internal Controls Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and their ages as of February 12, 2015, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Bertrand-Marc Allen	41
Effective February 15, 2015, Mr. Allen will serve as Senior Vice President, President of Boeing International. Mr. Allen previously served as President of Boeing Capital Corporation from March 2014 to February 2015, Corporate Vice President, Boeing International and Chairman and President of Boeing (China) Co., Ltd. from March 2011 to March 2014 and Vice President, Global Law Affairs from May 2007 to March 2011.

Christopher M. Chadwick	54
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

Raymond L. Conner	59
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

Thomas J. Downey	50
Senior Vice President, Communications since January 2007. Mr. Downey joined Boeing in 1986, and his prior positions include Vice President, Corporate Communications; Vice President, Commercial Airplanes Communications; Corporate Vice President, Internal and Executive Communications; and General Manager of Communications and Community Relations for Military Aircraft and Missile Systems unit.

Shephard W. Hill	62
President, Boeing International since November 2007 and Senior Vice President, Business Development and Strategy since October 2009. Mr. Hill joined Boeing in 1996 when the Company acquired Rockwell’s aerospace and defense business where he held the position of Vice President, Aerospace Government Affairs and Marketing. His prior positions at Boeing include Senior Vice President, Business Development and Strategy and Vice President, Business Development at BDS. Effective February 15, 2015, Mr. Hill will cease to serve as President, Boeing International. He will remain a Senior Vice President of the Company until April 1, 2015, when he will retire from the Company.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Timothy J. Keating	53
Senior Vice President, Government Operations since joining Boeing in June 2008. Mr. Keating served as Senior Vice President, Global Government Relations at Honeywell International Inc. from October 2002 to May 2008. Prior thereto, Mr. Keating was Chairman of the Board and Managing Partner of Timmons and Company (a Washington, D.C. lobbying firm).

J. Michael Luttig	60
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

W. James McNerney, Jr.	65
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

Dennis A. Muilenburg	51
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

Anthony M. Parasida	58
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

Diana L. Sands	49
Senior Vice President, Office of Internal Governance since April 2014. Ms. Sands previously served as Vice President of Finance and Corporate Controller from February 2012 to April 2014 and Vice President of Investor Relations, Financial Planning & Analysis from February 2010 to February 2012. Prior to that, she held positions in Financial Planning and Analysis and in Corporate Treasury.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Gregory D. Smith	48
Executive Vice President, Chief Financial Officer since February 2012. Effective February 15, 2015, Mr. Smith will serve as Chief Financial Officer, Executive Vice President, Business Development and Strategy. Mr. Smith previously served as Vice President of Finance and Corporate Controller from February 2010 to February 2012 and Vice President of Financial Planning & Analysis from June 2008 to February 2010. From August 2004 until June 2008, he served as Vice President of Global Investor Relations at Raytheon Company. Prior to that, he held a number of positions at Boeing including CFO, Shared Services Group; Controller, Shared Services Group; Senior Director, Internal Audit; and leadership roles in supply chain, factory operations and program management.

John J. Tracy	60
Chief Technology Officer and Senior Vice President, Engineering, Operations & Technology since October 2006. Dr. Tracy joined Boeing in 1981, and his previous positions include Vice President of Engineering and Mission Assurance for BDS; Vice President of Structural Technologies, Prototyping, and Quality for Phantom Works; and General Manager of Engineering for Military Aircraft and Missiles.

Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2015 Proxy Statement for our Annual Shareholders Meeting scheduled to be held on April 27, 2015 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees” in the 2015 Proxy Statement, and that information is incorporated by reference herein.
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
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Compensation of Directors” in the 2015 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2015 Proxy Statement, and that information is incorporated by reference herein.
Equity Compensation Plan Information
We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2014:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	18,504,645	$73.75
Deferred compensation	3,335,728
Other stock units(1)	5,425,841
Equity compensation plans not approved by shareholders	None	None	None
Total(2)	27,266,214	$73.75	18,091,102

(1)	Includes 1,246,204 shares issuable in respect of PBRSUs subject to the satisfaction of performance criteria and assumes payout at maximum levels.

(2)
Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance periods which end in 2014, 2015 and 2016.

For further information, see Note 15 to our Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in the 2015 Proxy Statement, and that information is incorporated by reference herein.
The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2015 Proxy Statement, and that information is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the 2015 Proxy Statement, and that information is incorporated by reference herein.

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

(ii)
Amendment No. 1 dated as of October 9, 2014 to the 364-Day Credit Agreement, dated as of November 10, 2011, among The Boeing Company, the Lenders party thereto, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 14, 2014).

(iii)
Five-Year Credit Agreement, dated as of November 10, 2011, among The Boeing Company, the Lenders party thereto, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 10, 2011).

(iv)
Amendment No. 1 dated as of October 9, 2014 to the Five-Year Credit Agreement, dated as of November 10, 2011, among The Boeing Company, the Lenders party thereto, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 14, 2014).

Business Acquisition Agreements

(v)
Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L.L.C. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2005).

(vi)
Delta Inventory Supply Agreement, dated as of December 1, 2006, by and between United Launch Alliance, L.L.C. and The Boeing Company (Exhibit (10)(vi) to the Company’s Form 10-K for the year ended December 31, 2006).

Management Contracts and Compensatory Plans

(vii)	Summary of Non-Employee Director Compensation (Exhibit 10(i) to the Company’s Form 10-Q for the quarter ended September 30, 2014).

(viii)	Deferred Compensation Plan for Directors of The Boeing Company, as amended and restated effective January 1, 2008 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(ix)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(x)
Incentive Compensation Plan for Employees of The Boeing Company and Subsidiaries, as amended and restated January 1, 2008 (Exhibit 10.7 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xi)	The Boeing Company Elected Officer Annual Incentive Plan, as amended and restated effective January 1, 2008 (Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xii)
The Boeing Company 1997 Incentive Stock Plan, as amended effective May 1, 2000 and further amended effective January 1, 2008 (Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xiii)	Amended and Restated Executive Employment Agreement with W. James McNerney, Jr. dated March 13, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2008).

(xiv)	Amendment to Amended and Restated Executive Employment Agreement with W. James McNerney, Jr. dated as of May 6, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 6, 2014).

(xv)
Supplemental Pension Agreement between The Boeing Company and J. Michael Luttig dated January 25, 2007, as amended on November 14, 2007 (Exhibit (10)(xxx) to the Company’s Form 10-K for the year ended December 31, 2007).

(xvi)
Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated on August 25, 2014, effective March 1, 2014 (Exhibit 10(ii) to the Company’s Form 10-Q for the quarter ended September 30, 2014).

(xvii)	Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated as of March 1, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 5, 2014).

(xviii)
The Boeing Company Executive Layoff Benefits Plan, as amended and restated effective January 1, 2010 (Exhibit (10)(xxix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

(xix)	The Boeing Company 2003 Incentive Stock Plan.

(a)	Plan, as amended and restated effective April 28, 2014 (Exhibit 10.1 to the

Company’s Registration Statement on Form S-8 filed on May 7, 2014).

(b)	Form of Non-Qualified Stock Option Grant Notice of Terms (Exhibit (10)(xvii)(b) to the Company’s Form 10-K for the year ended December 31, 2010).

(c)	Form of Notice of Terms of Restricted Stock Units (Exhibit (10)(xvii)(c) to the Company’s Form 10-K for the year ended December 31, 2010).

(d)	Form of Performance Award Notice (Exhibit (10)(xvii)(d) to the Company’s Form 10-K for the year ended December 31, 2010).

(e)	Form of Notice of Terms of Restricted Stock Units dated February 27, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2012).

(f)	Form of Notice of Terms of Restricted Stock Units dated December 17, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2012).

(g)	Form of Notice of Terms of Restricted Stock Units dated February 25, 2013 (Exhibit (10)(xiv)(g) to the Company’s Form 10-K for the year ended December 31, 2013).

(h)	Form of Notice of Terms of Restricted Stock Units dated February 24, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2014).

(i)	Form of Notice of Terms of Performance-Based Restricted Stock Units (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 24, 2014).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Codes of Ethics.

(i)	The Boeing Company Code of Ethical Business Conduct for Members of the Board of Directors (www.boeing.com/corp_gov/conduct_for_directors.pdf).

(ii)	The Boeing Company Code of Conduct for Finance Employees (www.boeing.com/corp_gov/conduct_finance.html).

(iii)	The Boeing Company Code of Conduct (www.boeing.com/corp_gov/conduct_employee.html).

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

(i)	Commercial Program Method of Accounting (Exhibit (99)(i) to the 1997 Form 10-K).

(101)	Interactive Data Files.

(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2015.

THE BOEING COMPANY
(Registrant)
By:	/s/ Robert E. Verbeck
Robert E. Verbeck – Vice President of Finance and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 2015.

/s/ W. James McNerney, Jr.	/s/ Edmund P. Giambastiani, Jr.
W. James McNerney, Jr. – Chairman and Chief Executive Officer	Edmund P. Giambastiani, Jr. – Director
(Principal Executive Officer)

/s/ Gregory D. Smith	/s/ Lawrence W. Kellner
Gregory D. Smith – Executive Vice President and Chief Financial Officer	Lawrence W. Kellner – Director
(Principal Financial Officer)

/s/ Robert E. Verbeck	/s/ Edward M. Liddy
Robert E. Verbeck – Vice President of Finance and Corporate Controller	Edward M. Liddy – Director
(Principal Accounting Officer)

/s/ David L. Calhoun	/s/ Susan C. Schwab
David L. Calhoun – Director	Susan C. Schwab – Director

/s/ Arthur D. Collins, Jr.	/s/ Ronald A. Williams
Arthur D. Collins, Jr. – Director	Ronald A. Williams – Director

/s/ Linda Z. Cook	/s/ Mike S. Zafirovski
Linda Z. Cook – Director	Mike S. Zafirovski – Director

/s/ Kenneth M. Duberstein
Kenneth M. Duberstein – Director