Form 10-Q
period 2015-03-31
BOEING CO
filed 2015-04-22
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 15, 2015, there were 691,517,301 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2015

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2015	2014
Sales of products	$19,485	$18,015
Sales of services	2,664	2,450
Total revenues	22,149	20,465

Cost of products	(16,380)	(15,258)
Cost of services	(2,100)	(2,020)
Boeing Capital interest expense	(16)	(18)
Total costs and expenses	(18,496)	(17,296)
	3,653	3,169
Income from operating investments, net	79	59
General and administrative expense	(945)	(877)
Research and development expense, net	(769)	(809)
Gain on dispositions, net	1
Earnings from operations	2,019	1,542
Other (loss)/income, net	(12)	9
Interest and debt expense	(61)	(92)
Earnings before income taxes	1,946	1,459
Income tax expense	(610)	(494)
Net earnings	$1,336	$965

Basic earnings per share	$1.89	$1.30

Diluted earnings per share	$1.87	$1.28

Cash dividends paid per share	$0.91	$0.73

Weighted average diluted shares (millions)	714.2	754.1
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2015	2014
Net earnings	$1,336	$965
Other comprehensive income, net of tax:
Currency translation adjustments	(88)	17
Unrealized gain on certain investments, net of tax ($1) and ($1)	1	2
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss) arising during period, net of tax of $51 and $6	(91)	(11)
Reclassification adjustment for gains included in net earnings, net of tax of ($6) and ($3)	12	5
Total unrealized (loss) on derivative instruments, net of tax	(79)	(6)
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service cost included in net periodic pension cost, net of tax of ($5) and ($3)	10	6
Net actuarial gain arising during the period, net of tax of $0 and ($346)		620
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($137) and ($94)	244	169
Settlements and curtailments included in net income, net of tax of $0 and ($113)		203
Total defined benefit pension plans and other postretirement benefits, net of tax	254	998
Other comprehensive income, net of tax	88	1,011
Comprehensive (loss)/income related to noncontrolling interests	(1)	3
Comprehensive income, net of tax	$1,423	$1,979
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2015	December 31 2014
Assets
Cash and cash equivalents	$8,655	$11,733
Short-term and other investments	976	1,359
Accounts receivable, net	8,087	7,729
Current portion of customer financing, net	184	190
Deferred income taxes	17	18
Inventories, net of advances and progress billings	48,502	46,756
Total current assets	66,421	67,785
Customer financing, net	3,301	3,371
Property, plant and equipment, net of accumulated depreciation of $15,880 and $15,689	11,172	11,007
Goodwill	5,105	5,119
Acquired intangible assets, net	2,809	2,869
Deferred income taxes	6,485	6,576
Investments	1,154	1,154
Other assets, net of accumulated amortization of $506 and $479	1,328	1,317
Total assets	$97,775	$99,198
Liabilities and equity
Accounts payable	$11,497	$10,667
Accrued liabilities	11,958	13,343
Advances and billings in excess of related costs	22,752	23,175
Deferred income taxes and income taxes payable	8,916	8,603
Short-term debt and current portion of long-term debt	133	929
Total current liabilities	55,256	56,717
Accrued retiree health care	6,789	6,802
Accrued pension plan liability, net	17,362	17,182
Non-current income taxes payable	352	358
Other long-term liabilities	1,081	1,208
Long-term debt	8,905	8,141
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,657	4,625
Treasury stock, at cost – 318,257,541 and 305,533,606 shares	(25,513)	(23,298)
Retained earnings	37,516	36,180
Accumulated other comprehensive loss	(13,815)	(13,903)
Total shareholders’ equity	7,906	8,665
Noncontrolling interests	124	125
Total equity	8,030	8,790
Total liabilities and equity	$97,775	$99,198
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2015	2014
Cash flows – operating activities:
Net earnings	$1,336	$965
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	50	52
Depreciation and amortization	459	448
Investment/asset impairment charges, net	17	29
Customer financing valuation benefit	(2)	(23)
Gain on disposal of discontinued operations		(1)
Gain on dispositions, net	(1)
Other charges and credits, net	76	47
Excess tax benefits from share-based payment arrangements	(112)	(68)
Changes in assets and liabilities –
Accounts receivable	(389)	(792)
Inventories, net of advances and progress billings	(1,822)	(2,049)
Accounts payable	848	1,350
Accrued liabilities	(900)	(1,385)
Advances and billings in excess of related costs	(422)	1,085
Income taxes receivable, payable and deferred	443	455
Other long-term liabilities	(82)	(124)
Pension and other postretirement plans	608	733
Customer financing, net	31	408
Other	(50)	(18)
Net cash provided by operating activities	88	1,112
Cash flows – investing activities:
Property, plant and equipment additions	(574)	(497)
Property, plant and equipment reductions		15
Contributions to investments	(807)	(2,737)
Proceeds from investments	1,159	3,625
Other	8
Net cash (used)/provided by investing activities	(214)	406
Cash flows – financing activities:
New borrowings	761	51
Debt repayments	(813)	(757)
Stock options exercised	231	109
Excess tax benefits from share-based payment arrangements	112	68
Employee taxes on certain share-based payment arrangements	(87)	(84)
Common shares repurchased	(2,500)	(2,500)
Dividends paid	(639)	(540)
Other		(15)
Net cash used by financing activities	(2,935)	(3,668)
Effect of exchange rate changes on cash and cash equivalents	(17)	4
Net decrease in cash and cash equivalents	(3,078)	(2,146)
Cash and cash equivalents at beginning of year	11,733	9,088
Cash and cash equivalents at end of period	$8,655	$6,942
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2014	$5,061	$4,415	($17,671)	$32,964	($9,894)	$122	$14,997
Net earnings				965		3	968
Other comprehensive income, net of tax of ($554)					1,011		1,011
Share-based compensation and related dividend equivalents		55					55
Excess tax pools		68					68
Treasury shares issued for stock options exercised, net		12	102				114
Treasury shares issued for other share-based plans, net		(109)	41				(68)
Common shares repurchased			(2,500)				(2,500)
Changes in noncontrolling interests						(12)	(12)
Balance at March 31, 2014	$5,061	$4,441	($20,028)	$33,929	($8,883)	$113	$14,633

Balance at January 1, 2015	$5,061	$4,625	($23,298)	$36,180	($13,903)	$125	$8,790
Net earnings				1,336		(1)	1,335
Other comprehensive income, net of tax of ($98)					88		88
Share-based compensation and related dividend equivalents		47					47
Excess tax pools		112					112
Treasury shares issued for stock options exercised, net		(7)	238				231
Treasury shares issued for other share-based plans, net		(120)	47				(73)
Common shares repurchased			(2,500)				(2,500)
Balance at March 31, 2015	$5,061	$4,657	($25,513)	$37,516	($13,815)	$124	$8,030
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2015	2014
Revenues:
Commercial Airplanes	$15,381	$12,737
Defense, Space & Security:
Boeing Military Aircraft	2,744	3,455
Network & Space Systems	1,732	1,876
Global Services & Support	2,233	2,302
Total Defense, Space & Security	6,709	7,633
Boeing Capital	86	82
Unallocated items, eliminations and other	(27)	13
Total revenues	$22,149	$20,465
Earnings from operations:
Commercial Airplanes	$1,617	$1,502
Defense, Space & Security:
Boeing Military Aircraft	261	332
Network & Space Systems	167	168
Global Services & Support	315	278
Total Defense, Space & Security	743	778
Boeing Capital	20	44
Unallocated items, eliminations and other	(361)	(782)
Earnings from operations	2,019	1,542
Other (loss)/income, net	(12)	9
Interest and debt expense	(61)	(92)
Earnings before income taxes	1,946	1,459
Income tax expense	(610)	(494)
Net earnings	$1,336	$965
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 18 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2014 Annual Report on Form 10-K.
Standards Issued and Not Yet Implemented
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. On April 1, 2015 the FASB voted in favor of proposing a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. Pending enactment of a delay in the effective date, for Boeing the new standard will be effective January 1, 2017 and the Company is currently evaluating the impacts of adoption and the implementation approach to be used.
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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2015 and 2014, net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings from operations by $130 and $167 and diluted earnings per share by $0.12 and $0.15.
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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2015	2014
Net earnings	$1,336	$965
Less: earnings available to participating securities	2	2
Net earnings available to common shareholders	$1,334	$963
Basic
Basic weighted average shares outstanding	705.7	745.0
Less: participating securities	1.1	1.6
Basic weighted average common shares outstanding	704.6	743.4
Diluted
Basic weighted average shares outstanding	705.7	745.0
Dilutive potential common shares(1)	8.5	9.1
Diluted weighted average shares outstanding	714.2	754.1
Less: participating securities	1.1	1.6
Diluted weighted average common shares outstanding	713.1	752.5
Net earnings per share:
Basic	$1.89	$1.30
Diluted	1.87	1.28

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2015	2014
Performance awards	5.9	6.1
Performance-based restricted stock units	2.3	1.3
Note 3 – Income Taxes
Our effective income tax rates were 31.3% and 33.9% for the three months ended March 31, 2015 and 2014. The effective tax rate for the three months ended March 31, 2015 is lower than the comparable prior year period primarily due to a higher U.S. manufacturing activity tax benefit. Due to the expiration of the U.S. research and development tax credit (research tax credit) at the end of 2014, no tax benefit has been recorded in 2015. If the research tax credit is reinstated there will be a favorable impact on our 2015 effective income tax rate.

Federal income tax audits have been settled for all years prior to 2011. The years 2011-2012 are currently being examined by the IRS. We are also subject to examination in major state and international jurisdictions for the 2001-2014 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve the matters presently under consideration for the 2011-2012 tax years with the IRS. Depending on the timing and outcome of that audit settlement, unrecognized tax benefits could decrease by up to $125 based on current estimates.
Note 4 – Accounts Receivable, net
Accounts receivable, net as of March 31, 2015, includes $112 of unbillable receivables on a long-term contract with LightSquared, LP (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. Given the uncertainties inherent in bankruptcy proceedings, it is reasonably possible that we could incur losses related to these receivables in connection with the LightSquared bankruptcy.
Note 5 – Inventories
Inventories consisted of the following:

	March 31 2015	December 31 2014
Long-term contracts in progress	$14,132	$13,381
Commercial aircraft programs	56,549	55,220
Commercial spare parts, used aircraft, general stock materials and other	7,500	7,421
Inventory before advances and progress billings	78,181	76,022
Less advances and progress billings	(29,679)	(29,266)
Total	$48,502	$46,756
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At March 31, 2015, the inventory balance was $168 (net of advances of $282) and $154 (net of advances of $322) at December 31, 2014. At March 31, 2015, $227 of this inventory related to unsold launches. See Note 10.
Capitalized precontract costs of $1,439 and $1,281 at March 31, 2015 and December 31, 2014, are included in inventories.
At March 31, 2015 and December 31, 2014, commercial aircraft programs inventory included the following amounts related to the 787 program: $34,309 and $33,163 of work in process (including deferred production costs of $26,942 and $26,149), $2,369 and $2,257 of supplier advances, and $3,913 and $3,801 of unamortized tooling and other non-recurring costs. At March 31, 2015, $22,357 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $8,498 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

At March 31, 2015 and December 31, 2014, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,715 and $1,741 of deferred production costs, net of previously recorded reach-forward losses, and $458 and $476 of unamortized tooling costs. At March 31, 2015, $1,054 of 747 deferred production and unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $1,119 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,391 and $3,341 at March 31, 2015 and December 31, 2014.
Used aircraft in inventories at Commercial Airplanes totaled $259 and $275 at March 31, 2015 and December 31, 2014.
Note 6 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	March 31 2015	December 31 2014
Financing receivables:
Investment in sales-type/finance leases	$1,508	$1,535
Notes	347	370
Total financing receivables	1,855	1,905
Operating lease equipment, at cost, less accumulated depreciation of $603 and $571	1,649	1,677
Gross customer financing	3,504	3,582
Less allowance for losses on receivables	(19)	(21)
Total	$3,485	$3,561
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At March 31, 2015 and December 31, 2014, we individually evaluated for impairment customer financing receivables of $88 and $86 and determined that none of these were impaired.
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
Our financing receivable balances by internal credit rating category are shown below.

Rating categories	March 31 2015	December 31 2014
BBB	$1,028	$1,055
B	633	633
CCC	106	131
Other	88	86
Total carrying value of financing receivables	$1,855	$1,905
At March 31, 2015, our allowance related to receivables with ratings of B and BBB to which we applied default rates that averaged 16% and 2% to the exposure associated with those receivables.

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

	March 31 2015	December 31 2014
717 Aircraft ($416 and $421 accounted for as operating leases)	$1,532	$1,562
747 Aircraft (Accounted for as operating leases)	580	601
MD-80 Aircraft (Accounted for as sales-type finance leases)	361	358
757 Aircraft ($343 and $349 accounted for as operating leases)	347	370
767 Aircraft ($61 and $47 accounted for as operating leases)	169	158
737 Aircraft ($124 and $127 accounted for as operating leases)	151	156
MD-11 Aircraft (Accounted for as operating leases)	108	114
Note 7 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2015	December 31 2014
Time deposits	913	$1,295
Pledged money market funds (1)	38	38
Available-for-sale investments	9	7
Equity method investments (2)	1,111	1,114
Restricted cash (3)	26	26
Other investments	33	33
Total	$2,130	$2,513

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $79 and $59 for the three months ended March 31, 2015 and 2014.

(3)	Restricted to pay certain claims related to workers' compensation and life insurance premiums for certain employees.
Note 8 – Other Assets
Sea Launch
At March 31, 2015 and December 31, 2014, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On

October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. On April 11, 2014, the appellate court entered a ruling that the decision of the arbitrator is not appealable. On May 9, 2014, we filed a brief with the Supreme Court of Sweden appealing the appellate court's April 11, 2014 ruling. On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment and the $209 partner loan obligations. A trial in the United States District Court for the Central District of California is scheduled to commence in September 2015. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional charges. Our current assessment as to the collectability of these receivables takes into account the current economic conditions in Russia and Ukraine, although we will continue to monitor the situation.
Note 9 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the three months ended March 31, 2015 and 2014.

	2015	2014
Beginning balance – January 1	$601	$649
Reductions for payments made	(16)	(19)
Changes in estimates	5	16
Ending balance – March 31	$590	$646
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2015 and December 31, 2014, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $865 and $874.
Product Warranties
The following table summarizes product warranty activity recorded during the three months ended March 31, 2015 and 2014.

	2015	2014
Beginning balance – January 1	$1,504	$1,570
Additions for current year deliveries	116	138
Reductions for payments made	(91)	(106)
Changes in estimates	(17)	47
Ending balance - March 31	$1,512	$1,649

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
Trade-in commitment agreements at March 31, 2015 have expiration dates from 2015 through 2026. At March 31, 2015, and December 31, 2014 total contractual trade-in commitments were $2,254 and $2,392. As of March 31, 2015 and December 31, 2014, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $430 and $446 and the fair value of the related trade-in aircraft was $430 and $446.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $15,853 and $16,723 as of March 31, 2015 and December 31, 2014. The estimated earliest potential funding dates for these commitments as of March 31, 2015 are as follows:

Total
April through December 2015	$1,802
2016	3,373
2017	3,633
2018	2,501
2019	1,634
Thereafter	2,910
$15,853
As of March 31, 2015, all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,585 and $3,985 as of March 31, 2015 and December 31, 2014.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $527 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.

C-17
We plan to end production of C-17 aircraft in 2015. At March 31, 2015, seven aircraft remained unsold, while our backlog included international orders for two C-17 aircraft that are scheduled for delivery in 2015. We are currently incurring costs and have made commitments to suppliers related to unsold aircraft. We have active sales campaigns and believe it is probable that we will recover costs related to the unsold aircraft from international customer orders. Should orders for the seven unsold aircraft not materialize or should we decide to discontinue production of unsold aircraft, we could incur further charges to write-down inventory and/or record termination liabilities. At March 31, 2015, we had approximately $1,224 of capitalized precontract costs and $204 of potential termination liabilities to suppliers associated with unsold aircraft.
F/A-18
At March 31, 2015, our backlog included 57 F/A-18 aircraft under contract with the U.S. Navy. The orders in backlog, combined with anticipated orders for 15 aircraft funded in the Consolidated and Further Continuing Appropriations Act, 2015, would complete production in 2017. The President’s Fiscal Year 2016 budget request submitted in February 2015 did not include funding for additional F/A-18 aircraft. In March 2015, the Navy included 12 F/A-18s in its unfunded priorities list submitted to the congressional defense committees for funding consideration. We are also continuing to pursue additional orders from international customers. Should additional orders not materialize, it is reasonably possible that we will decide in the next twelve months to end production of the F/A-18 at a future date. We are still evaluating the full financial impact of a potential production shutdown, including any recovery that may be available from the U.S. government.
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
In addition to the risks described above, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts or sequestration impacts. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders.

KC-46A Tanker and BDS Fixed-Price Development Contracts

Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Airborne Early Warning and Control, Commercial Crew, India P-8I, Saudi F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, during the second quarter of 2014, higher estimated costs to complete the KC-46A Tanker contract for the U.S. Air Force resulted in a reach-forward loss of $425 of which the Commercial Airplanes segment recorded $238 and the Boeing Military Aircraft segment recorded $187.
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
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs had gross margins that were breakeven or near breakeven during the three months ended March 31, 2015.
Lower-than-expected demand for large commercial passenger and freighter aircraft have resulted in ongoing pricing pressures and fewer 747 orders than anticipated. We continue to have a number of unsold 747 production positions. If market, production, and other risks cannot be mitigated, the program could face a reach-forward loss that may be material.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Contingent repurchase commitments	$1,428	$1,375	$1,416	$1,364	$5	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	112	114
Contract pricing	261	261			7	7
Other Delta contracts	140	150			5
Other indemnifications	63	63			21	20
Credit guarantees	30	30	27	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,248 of the $1,360 of inventory that was contributed by us and has yet to consume $112. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,327 through March 31, 2015. ULA has made payments of $1,680 to us under the inventory supply agreement and we have made $71 of indemnification payments to ULA.
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
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of BCC's Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At March 31, 2015 and December 31, 2014, our maximum future cash exposure to losses associated with the loss sharing arrangement was $63 and our accrued liability under the loss sharing arrangement was $21 and $20.
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
Note 11 – Debt
On February 20, 2015, we issued $750 of fixed rate senior notes consisting of $250 due March 1, 2025 that bear an annual interest rate of 2.5%, $250 due March 1, 2035 that bear an annual interest rate of 3.3%, and $250 due March 1, 2045 that bear an annual interest rate of 3.5%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $722, after deducting underwriting discounts, commissions and offering expenses.

Note 12 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Pension		Other Postretirement Benefits
Three months ended March 31	2015	2014	2015	2014
Service cost	$442	$414	$35	$32
Interest cost	747	784	62	72
Expected return on plan assets	(1,008)	(1,041)	(2)	(2)
Amortization of prior service costs/(credits)	49	45	(34)	(36)
Recognized net actuarial loss	396	261	4	2
Settlement/curtailment/other losses	38	338	2
Net periodic benefit cost	$664	$801	$67	$68
Net periodic benefit cost included in Earnings from operations	$785	$1,035	$92	$71
Note 13 – Share-Based Compensation and Other Compensation Arrangements
Restricted Stock Units
On February 23, 2015, we granted to our executives 590,778 restricted stock units (RSUs) as part of our long-term incentive program with a grant date fair value of $154.64 per unit. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date.
Performance-Based Restricted Stock Units
On February 23, 2015, we granted to our executives 556,203 performance-based restricted stock units (PBRSUs) as part of our long-term incentive program with a grant date fair value of $164.26 per unit. Compensation expense for the award is recognized over the three-year performance period based upon the grant date fair value estimated using a Monte-Carlo simulation model. The model used the following assumptions: expected volatility of 20.35% based upon historical stock volatility, a risk-free interest rate of 1.03%, and no expected dividend yield because the units earn dividend equivalents.
Performance Awards
On February 23, 2015, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2017. At March 31, 2015, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $363.

Note 14 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the three months ended March 31, 2015 and 2014 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2014	$150	($8)	($6)	($10,030)		($9,894)
Other comprehensive income/(loss) before reclassifications	17	2	(11)	620		628
Amounts reclassified from AOCI			5	378	(2)	383
Net current period Other comprehensive income/(loss)	17	2	(6)	998		1,011
Balance at March 31, 2014	$167	($6)	($12)	($9,032)		($8,883)

Balance at January 1, 2015	$53	($8)	($136)	($13,812)		($13,903)
Other comprehensive income/(loss) before reclassifications	(88)	1	(91)			(178)
Amounts reclassified from AOCI			12	254	(2)	266
Net current period Other comprehensive income/(loss)	(88)	1	(79)	254		88
Balance at March 31, 2015	($35)	($7)	($215)	($13,558)		($13,815)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial gains/losses for the three months ended March 31, 2015 and 2014 totaling $244 and $169 (net of tax of ($137) and $(94)). These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 12.

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
Derivative Instruments Not Receiving Hedge Accounting Treatment
We have entered into agreements to purchase and sell aluminum to address long-term strategic sourcing objectives and international business requirements. These agreements are derivative instruments for accounting purposes. The quantities of aluminum in these agreements offset and are priced at prevailing market prices. We also hold certain foreign currency forward contracts which do not qualify for hedge accounting treatment.

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2015	December 31 2014	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,585	$2,586	$10	$9	($317)	($204)
Interest rate contracts	125	125	11	10
Commodity contracts	21	31	1	1	(22)	(24)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	338	319	18	21	(9)	(5)
Commodity contracts	1,188	3
Total derivatives	$4,257	$3,064	40	41	(348)	(233)
Netting arrangements			(16)	(16)	16	16
Net recorded balance			$24	$25	($332)	($217)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Three months ended March 31
	2015	2014
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($90)	($12)
Commodity contracts	(1)	1
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(9)	(2)
Commodity contracts	(3)	(3)
Forward points recognized in Other income, net:
Foreign exchange contracts	5	7
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	(1)	(4)
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $147 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the three months ended March 31, 2015 and 2014.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2015 was $37. At March 31, 2015, there was no collateral posted related to our derivatives.

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

	March 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,134	$3,134			$3,826	$3,826
Available-for-sale investments	9	9			7	7
Derivatives	24		$24		25		$25
Total assets	$3,167	$3,143	$24		$3,858	$3,833	$25
Liabilities
Derivatives	($332)		($332)		($217)		($217)
Total liabilities	($332)		($332)		($217)		($217)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2015		2014
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$63	($15)	$27	($6)
Property, plant and equipment			2	(10)
Total	$63	($15)	$29	($16)
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

For Level 3 assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2015, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$63	Market approach	Aircraft value publications	$36 - $73(1) Median $65
			Aircraft condition adjustments	($5) - $3(2) Net ($2)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2015
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$8,087	$8,154		$8,154
Notes receivable, net	344	372		372
Liabilities
Debt, excluding capital lease obligations	(8,883)	(10,832)		(10,619)	(213)

	December 31, 2014
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$7,729	$7,845		$7,845
Notes receivable, net	366	395		395
Liabilities
Debt, excluding capital lease obligations	(8,909)	(10,686)		(10,480)	($206)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2015 and December 31, 2014. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Our motion for summary judgment was denied on December 30, 2014. We expect trial in this matter to begin in August 2015. We cannot reasonably estimate the range of loss, if any, that may result from this matter given the current procedural status of the litigation.

Note 18 – Segment Information
Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. See page 6 for a Summary of Business Segment Data, which is an integral part of this note.
Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

	Three months ended March 31
	2015	2014
Commercial Airplanes	$277	$274
Boeing Capital	5	7
Total	$282	$281
Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Three months ended March 31
	2015	2014
Share-based plans	($21)	($24)
Deferred compensation	(58)	7
Amortization of previously capitalized interest	(29)	(18)
Eliminations and other unallocated items	(140)	(194)
Sub-total	(248)	(229)
Pension	(152)	(576)
Postretirement	39	23
Pension and Postretirement	(113)	(553)
Total	($361)	($782)
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

Assets
Segment assets are summarized in the table below:

	March 31 2015	December 31 2014
Commercial Airplanes	$56,987	$55,149
Defense, Space & Security:
Boeing Military Aircraft	7,673	7,229
Network & Space Systems	6,178	5,895
Global Services & Support	4,589	4,589
Total Defense, Space & Security	18,440	17,713
Boeing Capital	3,456	3,525
Unallocated items, eliminations and other	18,892	22,811
Total	$97,775	$99,198
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of operations, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
April 22, 2015

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

(4)	changing budget and appropriation levels and acquisition priorities of the U.S. government;

(5)	our dependence on U.S. government contracts;

(6)	our reliance on fixed-price contracts;

(7)	our reliance on cost-type contracts;

(8)	uncertainties concerning contracts that include in-orbit incentive payments;

(9)	our dependence on our subcontractors and suppliers as well as the availability of raw materials;

(10)	changes in accounting estimates;

(11)	changes in the competitive landscape in our markets;

(12)	our non-U.S. operations, including sales to non-U.S. customers;

(13)	potential adverse developments in new or pending litigation and/or government investigations;

(14)	customer and aircraft concentration in Boeing Capital’s customer financing portfolio;

(15)	changes in our ability to obtain debt on commercially reasonable terms and at competitive rates in order to fund our operations and contractual commitments;

(16)	realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures;

(17)	the adequacy of our insurance coverage to cover significant risk exposures;

(18)	potential business disruptions, including those related to physical security threats, information technology or cyber attacks, epidemics, sanctions or natural disasters;

(19)	work stoppages or other labor disruptions;

(20)	significant changes in discount rates and actual investment return on pension assets;

(21)	potential environmental liabilities; and

(22)	threats to the security of our or our customers’ information.

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

(Dollars in millions, except per share data)	Three months ended March 31
	2015	2014
Revenues	$22,149	$20,465

GAAP
Earnings from operations	$2,019	$1,542
Operating margins	9.1%	7.5%
Effective income tax rate	31.3%	33.9%
Net earnings	$1,336	$965
Diluted earnings per share	$1.87	$1.28

Non-GAAP (1)
Core operating earnings	$2,132	$2,095
Core operating margin	9.6%	10.2%
Core earnings per share	$1.97	$1.76

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 44 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2015	2014
Commercial Airplanes	$15,381	$12,737
Defense, Space & Security	6,709	7,633
Boeing Capital	86	82
Unallocated items, eliminations and other	(27)	13
Total	$22,149	$20,465
Revenues for the three months ended March 31, 2015 increased by $1,684 million or 8% compared with the same period in 2014. Commercial Airplanes revenues increased by $2,644 million or 21% due to higher airplane deliveries. Defense, Space & Security (BDS) revenues for the three months ended March 31, 2015 decreased by $924 million, or 12% compared with the same period in 2014 due to lower revenues in all three segments.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Three months ended March 31
	2015	2014
Commercial Airplanes	$1,617	$1,502
Defense, Space & Security	743	778
Boeing Capital	20	44
Unallocated pension and other postretirement benefit expense	(113)	(553)
Other unallocated items and eliminations	(248)	(229)
Earnings from operations (GAAP)	$2,019	$1,542
Unallocated pension and other postretirement benefit expense	113	553
Core operating earnings (Non-GAAP)	$2,132	$2,095
Earnings from operations for the three months ended March 31, 2015 increased by $477 million compared with the same period in 2014 primarily reflecting lower unallocated pension and other postretirement benefit expense of $440 million due to pension curtailment charges of $334 million recorded in the first quarter of 2014.
Core operating earnings for the three months ended March 31, 2015 increased by $37 million primarily reflecting higher earnings of $115 million at Commercial Airplanes, partially offset by lower earnings of $35 million at BDS and $24 million at Boeing Capital (BCC).
Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2015	2014
Share-based plans	($21)	($24)
Deferred compensation	(58)	7
Eliminations and other unallocated items	(169)	(212)
Sub-total (included in core operating earnings*)	(248)	(229)
Pension	(152)	(576)
Postretirement	39	23
Pension and other postretirement benefit expense (excluded from core operating earnings*)	(113)	(553)
Total	($361)	($782)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 44.
Deferred compensation expense for the three months ended March 31, 2015 increased by $65 million compared with the same period in 2014 primarily driven by changes in our stock price.
Eliminations and other unallocated loss for the three months ended March 31, 2015 decreased by $43 million compared with the same period in 2014 primarily due to the timing of the elimination of profit on intercompany aircraft deliveries and expense allocations.

We recorded net periodic benefit cost related to pension and other postretirement benefits of $731 million and $869 million for the three months ended March 31, 2015 and 2014. The decrease in net periodic benefit cost related to pension is primarily due to the curtailment charges of $334 million recorded in unallocated pension expense during the first quarter of 2014, partially offset by higher amortization of actuarial losses in 2015. See Note 12. A portion of net periodic benefit cost is recognized as product costs in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods.
Costs are allocated to the business segments as described in Note 18.
Net periodic benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Pension		Other Postretirement Benefits
Three months ended March 31	2015	2014	2015	2014
Allocated to business segments	($633)	($459)	($131)	($94)
Other unallocated items and eliminations	(152)	(576)	39	23
Total	($785)	($1,035)	($92)	($71)
Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2015	2014
Earnings from operations	$2,019	$1,542
Other (loss)/income, net	(12)	9
Interest and debt expense	(61)	(92)
Earnings before income taxes	1,946	1,459
Income tax expense	(610)	(494)
Net earnings from continuing operations	$1,336	$965
Our effective income tax rates were 31.3% and 33.9% for the three months ended March 31, 2015 and 2014. The effective tax rate for the three months ended March 31, 2015 is lower than 2014 primarily due to a higher U.S. manufacturing activity tax benefit.
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

(Dollars in millions)	Three months ended March 31
	2015	2014	Change
Cost of sales	$18,496	$17,296	$1,200
Cost of sales as a % of Revenues	83.5%	84.5%	(1.0%)
Cost of sales for the three months ended March 31, 2015 increased by $1,200 million, or 7% compared with the same period in 2014 primarily driven by the $1,684 million, or 8%, increase in revenues. Cost of sales at Commercial Airplanes increased by $2,519 million and cost of sales at BDS decreased by $781 million. Cost of sales as a percentage of revenue was approximately 83.5% in the three months ended March 31, 2015 compared with 84.5% in the same period in 2014 primarily driven by lower unallocated pension expense due to pension curtailment charges of $334 million recorded in the first quarter of 2014.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Three months ended March 31
	2015	2014
Commercial Airplanes	$543	$529
Defense, Space & Security	224	280
Other	2
Total	$769	$809
Research and development expense for the three months ended March 31, 2015 decreased by $40 million compared with the same period in 2014 primarily due to lower spending at BDS, partially offset by higher spending at Commercial Airplanes on the 777X, which more than offset decreased spending on the 787-9.
Backlog

(Dollars in millions)	March 31 2015	December 31 2014
Total contractual backlog	$482,568	$487,092
Unobligated backlog	12,491	15,299
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the three months ended March 31, 2015 compared with December 31, 2014 was primarily due to lower projected revenue escalation and commercial airplane deliveries in excess of orders.

Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog of $12,491 million at March 31, 2015 decreased from December 31, 2014 primarily due to reclassifications to contractual backlog related to incremental funding for BDS contracts, partially offset by contract awards.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2014, we recorded a reach-forward loss of $425 million on this contract. $238 million of this loss was recorded at our Commercial Airplanes segment and the remaining $187 million was recorded in our Boeing Military Aircraft (BMA) segment. The reach-forward loss was primarily due to initial engineering and design issues discovered during systems installation that required rework and additional engineering and manufacturing labor to complete the contract. While we continue to make progress, delays preparing aircraft to enter flight testing have created schedule and cost pressures. Further delays or cost increases could result in an additional reach-forward loss. To date the program has met all customer contractual milestones.
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
Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Three months ended March 31
	2015	2014
Revenues	$15,381	$12,737
Earnings from operations	$1,617	$1,502
Operating margins	10.5%	11.8%

(Dollars in millions)	March 31 2015	December 31 2014
Contractual backlog	$434,951	$440,118
Unobligated backlog		360
Revenues
Revenues for the three months ended March 31, 2015 increased by $2,644 million or 21% compared with the same period in 2014 due to higher airplane deliveries.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	777	787	Total
Deliveries during the first three months of 2015	121	(3)	4	5	24	30	184
Deliveries during the first three months of 2014	115	(3)	4		24	18	161
Cumulative deliveries as of 3/31/2015	5,339		1,505	1,072	1,287	258
Cumulative deliveries as of 12/31/2014	5,218		1,501	1,067	1,263	228
(*) Intercompany deliveries identified by parentheses

Earnings From Operations
Earnings from operations for the three months ended March 31, 2015 increased by $115 million compared with the same period in 2014. The increase in earnings is primarily due to new airplane deliveries. Operating margins decreased from 11.8% to 10.5% primarily due to the dilutive impact of 787 deliveries.
Backlog
The decrease in contractual backlog during the three months ended March 31, 2015 was due to lower projected revenue escalation and deliveries in excess of orders.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 3/31/2015	737	747	767	777	777X	787
Program accounting quantities	7,800	1,574	1,113	1,650	*	1,300
Undelivered units under firm orders	4,244	35	42	261	286	847
Cumulative firm orders	9,583	1,540	1,114	1,548	286	1,105

	Program
As of 12/31/2014	737	747	767	777	777X	787
Program accounting quantities	7,800	1,574	1,113	1,600	*	1,300
Undelivered units under firm orders	4,299	36	47	278	286	843
Cumulative firm orders	9,517	1,537	1,114	1,541	286	1,071
* The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
Program Highlights
737 Program We are currently producing at a rate of 42 per month and plan an additional increase to 47 per month in 2017. We plan to further increase the rate to 52 per month in 2018. First delivery of the 737 MAX is expected in 2017.
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

767 Program The 767 assembly line includes a 767 derivative to support the tanker program. We are currently producing at a rate of 1.5 per month and plan to increase to 2 per month in 2016.
777 Program The accounting quantity for the 777 program increased by 50 units during the three months ended March 31, 2015 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 8.3 per month. In the fourth quarter of 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program We continue to produce at a rate of 10 per month and plan for rate increases to 12 per month in 2016 and 14 per month by the end of the decade. First delivery of the 787-10 derivative aircraft is targeted for 2018. The accounting quantity of 1,300 units remains unchanged.
We remain focused on stabilizing production rates at 10 per month while improving aircraft reliability and satisfying customer mission and performance requirements. We continue to monitor and address challenges associated with aircraft production and assembly for both the 787-8 and 787-9, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, as well as incorporating changes identified during 787-8 flight testing to already completed aircraft. In addition, we continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
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
The combination of production challenges, change incorporation, schedule delays and customer and supplier impacts has created significant pressure on program profitability. If risks related to these challenges, together with risks associated with planned production rate increases, or introducing the 787-10 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
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
In addition to the risks described above, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts or sequestration impacts. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders.
Results of Operations

(Dollars in millions)	Three months ended March 31
	2015	2014
Revenues	$6,709	$7,633
Earnings from operations	$743	$778
Operating margins	11.1%	10.2%

(Dollars in millions)	March 31 2015	December 31 2014
Contractual backlog	$47,617	$46,974
Unobligated backlog	12,491	14,939
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

Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2015	2014
F/A-18 Models	11	11
F-15 Models	1	4
C-17 Globemaster III	1	3
CH-47 Chinook (New)	6	17
CH-47 Chinook (Renewed)	4
AH-64 Apache (New)	6	10
AH-64 Apache (Remanufactured)	10	14
P-8 Models	2
AEW&C		1
C-40A	1
Total	42	60
Revenues
BDS revenues for the three months ended March 31, 2015 decreased by $924 million compared with the same period in 2014 primarily due to lower BMA revenues of $711 million.
Earnings From Operations
BDS earnings from operations for the three months ended March 31, 2015 decreased by $35 million compared with the same period in 2014 due to lower earnings of $71 million in the BMA segment partially offset by higher earnings of $37 million in the Global Services & Support (GS&S) segment. Network & Space Systems (N&SS) earnings were largely unchanged.
Backlog
BDS total backlog was $60,108 million at March 31, 2015, reflecting a decrease of 3% from December 31, 2014. For further details on the changes between periods, refer to the discussions of the individual segments below.
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

Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the three months ended March 31, 2015 and 2014, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $130 million and $167 million.
Boeing Military Aircraft
Results of Operations

(Dollars in millions)	Three months ended March 31
	2015	2014
Revenues	$2,744	$3,455
Earnings from operations	$261	$332
Operating margins	9.5%	9.6%

(Dollars in millions)	March 31 2015	December 31 2014
Contractual backlog	$21,272	$21,119
Unobligated backlog	6,628	8,020
Revenues
BMA revenues for the three months ended March 31, 2015 decreased by $711 million, or 21%, compared with the same period in 2014 primarily due to the wind down of the C-17 program as well as the timing and mix of deliveries on the CH-47 Chinook, Apache and F-15 programs. These decreases were partially offset by higher revenues on the P-8 program.
Earnings From Operations
BMA earnings from operations for the three months ended March 31, 2015 decreased by $71 million, or 21%, compared with the same period in 2014, primarily due to lower revenues. In the first quarter of 2014 we recorded a charge of $48 million to write-off inventory and accrue termination liabilities as a result of our 2014 decision to produce three fewer C-17 aircraft in 2015 than previously planned. Net favorable cumulative contract catch-up adjustments were $31 million lower in the three months ended March 31, 2015 than in the same period in 2014 primarily due to favorable adjustments on the F-15 program in 2014.
Backlog
BMA total backlog of $27,900 million at March 31, 2015 decreased by 4% from December 31, 2014, reflecting revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for the Apache program.
Additional Considerations
C-17 and F/A-18 See the discussions of the C-17 and F/A-18 programs in Note 9 to our Condensed Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 33.

Network & Space Systems
Results of Operations

(Dollars in millions)	Three months ended March 31
	2015	2014
Revenues	$1,732	$1,876
Earnings from operations	$167	$168
Operating margins	9.6%	9.0%

(Dollars in millions)	March 31 2015	December 31 2014
Contractual backlog	$9,493	$8,935
Unobligated backlog	4,652	5,987
Revenues
N&SS revenues for the three months ended March 31, 2015 decreased by $144 million compared with the same period in 2014 primarily due to a reduction of $315 million related to lower milestones on government and commercial satellite programs and lower volume on missile defense system, proprietary and SLS programs. These decreases were partially offset by increased revenues of $201 million related to higher initial volume on the Commercial Crew program.
Earnings From Operations
N&SS earnings from operations for the three months ended March 31, 2015 decreased by $1 million compared with the same period in 2014 primarily due to reductions related to lower volume and performance on government satellite, missile defense and proprietary programs. These decreases offset higher earnings related to our United Launch Alliance (ULA) joint venture and higher initial volume on the Commercial Crew program. Net unfavorable cumulative contract catch-up adjustments were $7 million in the three months ended March 31, 2015 and net favorable cumulative contract catch-up adjustments were $18 million in the three months ended March 31, 2014.
N&SS earnings from operations include equity earnings of $60 million for the three months ended March 31, 2015 compared to $46 million for the same period in 2014 primarily from the ULA joint venture.
Backlog
N&SS total backlog was $14,145 million at March 31, 2015, reflecting a decrease of 5% from December 31, 2014 primarily due to revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for proprietary and commercial satellite programs.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 9 and 10 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 8 to our Condensed Consolidated Financial Statements.
LightSquared See the discussion of the LightSquared, LP receivables in Note 4 to our Condensed Consolidated Financial Statements.

Global Services & Support
Results of Operations

(Dollars in millions)	Three months ended March 31
	2015	2014
Revenues	$2,233	$2,302
Earnings from operations	$315	$278
Operating margins	14.1%	12.1%

(Dollars in millions)	March 31 2015	December 31 2014
Contractual backlog	$16,852	$16,920
Unobligated backlog	1,211	932
Revenues
GS&S revenues for the three months ended March 31, 2015 decreased by $69 million compared with the same period in 2014 primarily due to lower volume of $135 million in Integrated Logistics (IL) programs and lower deliveries on the AEW&C Peace Eagle contract. These decreases were partially offset by higher revenues of $67 million related to higher volume in several Aircraft Modernization & Sustainment (AM&S) programs.
Earnings From Operations
GS&S earnings from operations for the three months ended March 31, 2015 increased by $37 million, or 13%, compared with the same period in 2014 primarily due to an increase of $37 million related to higher volume and improved performance in several AM&S programs. Net favorable cumulative contract catch-up adjustments were $19 million higher in the three months ended March 31, 2015 than in the same period in 2014 primarily due to improved performance on the F-15 support contracts.
Backlog
GS&S total backlog was $18,063 million at March 31, 2015, reflecting an increase of 1% from December 31, 2014 primarily due to current year contract awards, including Advanced Surveillance Command & Control support programs, partially offset by revenues recognized on contracts awarded in prior years.
Boeing Capital
Results of Operations

(Dollars in millions)	Three months ended March 31
	2015	2014
Revenues	$86	$82
Earnings from operations	$20	$44
Operating margins	23%	54%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes and other income. BCC’s revenues for the three months ended March 31, 2015 are largely consistent with the same period in 2014.

Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, recovery of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the three months ended March 31, 2015 decreased by $24 million compared with the same period in 2014 primarily due to a reduction in the allowance for losses on receivables in 2014 driven by a change to a customer credit rating.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2015	December 31 2014
Customer financing and investment portfolio, net	$3,414	$3,493
Other assets, primarily cash and short-term investments	664	615
Total assets	$4,078	$4,108

Other liabilities, primarily deferred income taxes	$1,184	$1,212
Debt, including intercompany loans	2,410	2,412
Equity	484	484
Total liabilities and equity	$4,078	$4,108

Debt-to-equity ratio	5.0-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at March 31, 2015 decreased from December 31, 2014 primarily due to normal portfolio run-off. At March 31, 2015 and December 31, 2014, BCC had $73 million and $48 million of assets that were held for sale or re-lease, of which $15 million in 2015 had either executed term sheets with deposits or firm contracts to be sold or placed on lease. In addition, aircraft subject to leases with a carrying value of approximately $214 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
BCC enters into certain transactions with Boeing, reflected in the Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2015	2014
Net earnings	$1,336	$965
Non-cash items	487	484
Changes in working capital	(1,735)	(337)
Net cash provided by operating activities	88	1,112
Net cash (used)/provided by investing activities	(214)	406
Net cash used by financing activities	(2,935)	(3,668)
Effect of exchange rate changes on cash and cash equivalents	(17)	4
Net decrease in cash and cash equivalents	(3,078)	(2,146)
Cash and cash equivalents at beginning of year	11,733	9,088
Cash and cash equivalents at end of period	$8,655	$6,942
Operating Activities Net cash provided by operating activities was $0.1 billion during the three months ended March 31, 2015 compared with $1.1 billion in the same period in 2014, a decrease of $1.0 billion primarily due to advances and progress billings partially offset by lower inventory growth. Our investment in gross inventories increased by $2.2 billion during the three months ended March 31, 2015 reflecting continued investment in commercial airplane program inventory, primarily 787 inventory, compared with an increase of $4.2 billion for the same period in 2014. Advances and progress billings has remained consistent during the three months ended March 31, 2015 compared with an increase of $3.3 billion for the same period in 2014 primarily due to payments from Commercial Airplanes customers.
Investing Activities Cash used by investing activities totaled $0.2 billion during the three months ended March 31, 2015 compared with $0.4 billion of cash provided by investing activities during the same period in 2014, largely due to lower net proceeds from investments in time deposits. Net proceeds from investments were $0.4 billion in 2015 compared with net proceeds from investments of $0.9 billion for the same period in 2014. In 2015, capital expenditures totaled $0.6 billion, compared with $0.5 billion for the same period in the prior year. We expect capital expenditures to be higher in 2015 than 2014 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $2.9 billion during the three months ended March 31, 2015 compared with $3.7 billion in the same period in 2014, a decrease primarily due to higher new borrowings. During the three months ended March 31, 2015, we issued $0.8 billion of debt compared with $0.1 billion in the same period in 2014. At March 31, 2015, the recorded balance of debt was $9.0 billion of which $0.1 billion was classified as short-term. This includes $2.4 billion of debt attributable to BCC, of which $0.1 billion was classified as short-term.
During the three months ended March 31, 2015, we repurchased 17.0 million shares totaling $2.5 billion through our open market share repurchase program. In addition, 0.6 million shares were transferred to us from employees for tax withholdings. At March 31, 2015, the amount available under the share repurchase plan, announced on December 15, 2014, totaled $9.5 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the three months ended March 31, 2015, we had no commercial paper borrowings outstanding. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.

Financing commitments totaled $15.9 billion and $16.7 billion at March 31, 2015 and December 31, 2014. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. In September 2014, the bank’s charter was extended and is now set to expire on June 30, 2015. If the bank’s charter is not renewed or if the bank’s existing or future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At March 31, 2015, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 10 to our Condensed Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 17 to our Condensed Consolidated Financial Statements.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $590 million at March 31, 2015. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
Income Taxes As of March 31, 2015 our net liability for income taxes payable, including uncertain tax positions, was $1,336 million. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.

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

(Dollars in millions, except per share data)	Three months ended March 31
	2015	2014
Revenues	$22,149	$20,465
Earnings from operations, as reported	$2,019	$1,542
Operating margins	9.1%	7.5%

Unallocated pension and other postretirement benefit expense	$113	$553
Core operating earnings (non-GAAP)	$2,132	$2,095
Core operating margins (non-GAAP)	9.6%	10.2%

Diluted earnings per share, as reported	$1.87	$1.28
Unallocated pension and other postretirement benefit expense (1)	$0.10	$0.48
Core earnings per share (non-GAAP)	$1.97	$1.76
Weighted average diluted shares (in millions)	714.2	754.1

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2014.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2015 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 17 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
1/1/2015 thru 1/31/2015	3,931,754	$132.61	3,768,350	$11,500
2/1/2015 thru 2/28/2015	7,981,799	150.37	7,981,507	10,300
3/1/2015 thru 3/31/2015	5,639,194	153.26	5,214,950	9,500
Total	17,552,747	$147.32	16,964,807

(1)
We purchased an aggregate of 16,964,807 shares of our common stock in the open market pursuant to our repurchase program and 587,396 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We purchased 544 shares in swap transactions.

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

THE BOEING COMPANY
(Registrant)

April 22, 2015	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Vice President of Finance and Corporate Controller