Form 10-Q
period 2015-06-30
BOEING CO
filed 2015-07-22
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 15, 2015, there were 679,495,119 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2015

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Sales of products	$41,408	$37,542	$21,923	$19,527
Sales of services	5,284	4,968	2,620	2,518
Total revenues	46,692	42,510	24,543	22,045

Cost of products	(35,627)	(31,932)	(19,247)	(16,674)
Cost of services	(4,186)	(3,999)	(2,086)	(1,979)
Boeing Capital interest expense	(33)	(35)	(17)	(17)
Total costs and expenses	(39,846)	(35,966)	(21,350)	(18,670)
	6,846	6,544	3,193	3,375
Income from operating investments, net	129	120	50	61
General and administrative expense	(1,705)	(1,795)	(760)	(918)
Research and development expense, net	(1,569)	(1,542)	(800)	(733)
Gain on dispositions, net	1	2		2
Earnings from operations	3,702	3,329	1,683	1,787
Other income, net	3	20	15	11
Interest and debt expense	(136)	(173)	(75)	(81)
Earnings before income taxes	3,569	3,176	1,623	1,717
Income tax expense	(1,123)	(558)	(513)	(64)
Net earnings	$2,446	$2,618	$1,110	$1,653

Basic earnings per share	$3.50	$3.55	$1.61	$2.26

Diluted earnings per share	$3.46	$3.50	$1.59	$2.24

Cash dividends paid per share	$1.82	$1.46	$0.91	$0.73

Weighted average diluted shares (millions)	706.6	747.4	698.9	740.1
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Net earnings	$2,446	$2,618	$1,110	$1,653
Other comprehensive income, net of tax:
Currency translation adjustments	(44)	38	44	21
Unrealized gain on certain investments, net of tax ($3), ($2), ($2), and ($1)	4	3	3	1
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $37, ($14), ($14), and ($20)	(66)	25	25	36
Reclassification adjustment for gains/(losses) included in net earnings, net of tax of ($16), $0, ($10), and $3	28	1	16	(4)
Total unrealized (loss)/gain on derivative instruments, net of tax	(38)	26	41	32
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service cost included in net periodic pension cost, net of tax of ($11), ($6), ($6), and ($3)	19	11	9	5
Net actuarial gain arising during the period, net of tax of ($17), ($347), ($17), and ($1)	31	622	31	2
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($282), ($185), ($145), and ($91)	508	333	264	164
Settlements and curtailments included in net income, net of tax of ($2), ($113), ($2), and $0	3	202	3	(1)
Total defined benefit pension plans and other postretirement benefits, net of tax	561	1,168	307	170
Other comprehensive income, net of tax	483	1,235	395	224
Comprehensive (loss)/income related to noncontrolling interests	(1)	6		3
Comprehensive income, net of tax	$2,928	$3,859	$1,505	$1,880
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2015	December 31 2014
Assets
Cash and cash equivalents	$9,157	$11,733
Short-term and other investments	468	1,359
Accounts receivable, net	7,927	7,729
Current portion of customer financing, net	209	190
Deferred income taxes	17	18
Inventories, net of advances and progress billings	49,028	46,756
Total current assets	66,806	67,785
Customer financing, net	3,175	3,371
Property, plant and equipment, net of accumulated depreciation of $15,997 and $15,689	11,338	11,007
Goodwill	5,126	5,119
Acquired intangible assets, net	2,763	2,869
Deferred income taxes	6,264	6,576
Investments	1,256	1,154
Other assets, net of accumulated amortization of $419 and $479	1,374	1,317
Total assets	$98,102	$99,198
Liabilities and equity
Accounts payable	$11,531	$10,667
Accrued liabilities	13,226	13,343
Advances and billings in excess of related costs	23,373	23,175
Deferred income taxes and income taxes payable	8,894	8,603
Short-term debt and current portion of long-term debt	112	929
Total current liabilities	57,136	56,717
Accrued retiree health care	6,777	6,802
Accrued pension plan liability, net	17,537	17,182
Non-current income taxes payable	389	358
Other long-term liabilities	1,052	1,208
Long-term debt	8,904	8,141
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,721	4,625
Treasury stock, at cost – 331,193,968 and 305,533,606 shares	(27,463)	(23,298)
Retained earnings	37,365	36,180
Accumulated other comprehensive loss	(13,420)	(13,903)
Total shareholders’ equity	6,264	8,665
Noncontrolling interests	43	125
Total equity	6,307	8,790
Total liabilities and equity	$98,102	$99,198
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2015	2014
Cash flows – operating activities:
Net earnings	$2,446	$2,618
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	94	101
Depreciation and amortization	912	900
Investment/asset impairment charges, net	74	36
Customer financing valuation benefit	(5)	(26)
Gain on dispositions, net	(1)	(2)
Other charges and credits, net	140	87
Excess tax benefits from share-based payment arrangements	(124)	(97)
Changes in assets and liabilities –
Accounts receivable	(313)	(1,286)
Inventories, net of advances and progress billings	(2,395)	(3,402)
Accounts payable	888	1,783
Accrued liabilities	(177)	(913)
Advances and billings in excess of related costs	195	1,217
Income taxes receivable, payable and deferred	482	394
Other long-term liabilities	(17)	(88)
Pension and other postretirement plans	1,244	1,118
Customer financing, net	19	466
Other	(77)	15
Net cash provided by operating activities	3,385	2,921
Cash flows – investing activities:
Property, plant and equipment additions	(1,266)	(946)
Property, plant and equipment reductions	20	17
Acquisitions, net of cash acquired	(23)	(163)
Contributions to investments	(1,205)	(5,657)
Proceeds from investments	2,040	8,030
Other	22
Net cash (used)/provided by investing activities	(412)	1,281
Cash flows – financing activities:
New borrowings	761	85
Debt repayments	(846)	(854)
Repayments of distribution rights and other asset financing		(184)
Stock options exercised	276	261
Excess tax benefits from share-based payment arrangements	124	97
Employee taxes on certain share-based payment arrangements	(90)	(88)
Common shares repurchased	(4,501)	(3,998)
Dividends paid	(1,264)	(1,071)
Other		(12)
Net cash used by financing activities	(5,540)	(5,764)
Effect of exchange rate changes on cash and cash equivalents	(9)	7
Net decrease in cash and cash equivalents	(2,576)	(1,555)
Cash and cash equivalents at beginning of year	11,733	9,088
Cash and cash equivalents at end of period	$9,157	$7,533
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2014	$5,061	$4,415	($17,671)	$32,964	($9,894)	$122	$14,997
Net earnings				2,618		6	2,624
Other comprehensive income, net of tax of ($667)					1,235		1,235
Share-based compensation and related dividend equivalents		108		(10)			98
Excess tax pools		97					97
Treasury shares issued for stock options exercised, net		18	245				263
Treasury shares issued for other share-based plans, net		(114)	43				(71)
Common shares repurchased			(3,998)				(3,998)
Cash dividends declared ($1.46 per share)				(1,056)			(1,056)
Changes in noncontrolling interests						(5)	(5)
Balance at June 30, 2014	$5,061	$4,524	($21,381)	$34,516	($8,659)	$123	$14,184

Balance at January 1, 2015	$5,061	$4,625	($23,298)	$36,180	($13,903)	$125	$8,790
Net earnings				2,446		(1)	2,445
Other comprehensive income, net of tax of ($294)					483		483
Share-based compensation and related dividend equivalents		106		(13)			93
Excess tax pools		126					126
Treasury shares issued for stock options exercised, net		(11)	287				276
Treasury shares issued for other share-based plans, net		(125)	49				(76)
Common shares repurchased			(4,501)				(4,501)
Cash dividends declared ($1.82 per share)				(1,248)			(1,248)
Changes in noncontrolling interests						(81)	(81)
Balance at June 30, 2015	$5,061	$4,721	($27,463)	$37,365	($13,420)	$43	$6,307
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Revenues:
Commercial Airplanes	$32,258	$27,041	$16,877	$14,304
Defense, Space & Security:
Boeing Military Aircraft	6,232	6,975	3,488	3,520
Network & Space Systems	3,670	3,796	1,938	1,920
Global Services & Support	4,351	4,609	2,118	2,307
Total Defense, Space & Security	14,253	15,380	7,544	7,747
Boeing Capital	201	172	115	90
Unallocated items, eliminations and other	(20)	(83)	7	(96)
Total revenues	$46,692	$42,510	$24,543	$22,045
Earnings from operations:
Commercial Airplanes	$2,823	$3,052	$1,206	$1,550
Defense, Space & Security:
Boeing Military Aircraft	384	496	123	164
Network & Space Systems	318	318	151	150
Global Services & Support	587	546	272	268
Total Defense, Space & Security	1,289	1,360	546	582
Boeing Capital	31	77	11	33
Unallocated items, eliminations and other	(441)	(1,160)	(80)	(378)
Earnings from operations	3,702	3,329	1,683	1,787
Other income, net	3	20	15	11
Interest and debt expense	(136)	(173)	(75)	(81)
Earnings before income taxes	3,569	3,176	1,623	1,717
Income tax expense	(1,123)	(558)	(513)	(64)
Net earnings	$2,446	$2,618	$1,110	$1,653
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 18 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2014 Annual Report on Form 10-K.
Standards Issued and Not Yet Implemented
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new standard is effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. On July 9, 2015 the FASB voted to approve a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. Assuming issuance of a final rule delaying the effective date, for Boeing the new standard will be effective January 1, 2018 and the Company is currently evaluating the impacts of adoption and the implementation approach to be used.
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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the six and three months ended June 30, 2015, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all contracts decreased Earnings from operations by $594 and $724 and diluted earnings per share by $0.58 and $0.71. For the six and three months ended June 30, 2014, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all contracts decreased Earnings from operations by $145 and $312 and diluted earnings per share by $0.16 and $0.41.

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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Net earnings	$2,446	$2,618	$1,110	$1,653
Less: earnings available to participating securities	2	3		1
Net earnings available to common shareholders	$2,444	$2,615	$1,110	$1,652
Basic
Basic weighted average shares outstanding	698.5	738.3	691.2	731.1
Less: participating securities	1.1	1.3	1.1	1.3
Basic weighted average common shares outstanding	697.4	737.0	690.1	729.8
Diluted
Basic weighted average shares outstanding	698.5	738.3	691.2	731.1
Dilutive potential common shares(1)	8.1	9.1	7.7	9.0
Diluted weighted average shares outstanding	706.6	747.4	698.9	740.1
Less: participating securities	1.1	1.3	1.1	1.3
Diluted weighted average common shares outstanding	705.5	746.1	697.8	738.8
Net earnings per share:
Basic	$3.50	$3.55	$1.61	$2.26
Diluted	3.46	3.50	1.59	2.24

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Performance awards	6.0	5.6	6.0	5.1
Performance-based restricted stock units	2.3	1.3	2.3	1.3

Note 3 – Income Taxes
Our effective income tax rates were 31.5% and 31.6% for the six and three months ended June 30, 2015 and 17.6% and 3.7% for the same periods in the prior year. The effective tax rate for the six and three months ended June 30, 2015 is higher than the comparable prior year period primarily due to the tax benefits of $524 recorded in the second quarter of 2014 related to tax basis adjustments and settlement of the 2007-2008 and 2009-2010 federal tax audits. The 2015 tax rates include a higher U.S. manufacturing activity tax benefit than in 2014.
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
Note 4 – Accounts Receivable, net
Accounts receivable, net as of June 30, 2015, includes $112 of unbillable receivables on a long-term contract with LightSquared, LP (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. Given the uncertainties inherent in bankruptcy proceedings, it is reasonably possible that we could incur losses related to these receivables in connection with the LightSquared bankruptcy.
Note 5 – Inventories
Inventories consisted of the following:

	June 30 2015	December 31 2014
Long-term contracts in progress	$14,872	$13,381
Commercial aircraft programs	56,867	55,220
Commercial spare parts, used aircraft, general stock materials and other	6,585	7,421
Inventory before advances and progress billings	78,324	76,022
Less advances and progress billings	(29,296)	(29,266)
Total	$49,028	$46,756
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At June 30, 2015, the inventory balance was $115 (net of advances of $338) and $154 (net of advances of $322) at December 31, 2014. At June 30, 2015, $227 of this inventory related to unsold launches. See Note 10.
Capitalized precontract costs of $439 and $1,281 at June 30, 2015 and December 31, 2014, are included in inventories.

At June 30, 2015 and December 31, 2014, commercial aircraft programs inventory included the following amounts related to the 787 program: $35,212 and $33,163 of work in process (including deferred production costs of $27,732 and $26,149), $2,294 and $2,257 of supplier advances, and $3,906 and $3,801 of unamortized tooling and other non-recurring costs. At June 30, 2015, $22,379 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $9,259 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At June 30, 2015 and December 31, 2014, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,787 and $1,741 of deferred production costs, net of previously recorded reach-forward losses, and $426 and $476 of unamortized tooling costs. At June 30, 2015, $1,019 of 747 deferred production and unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $1,194 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,327 and $3,341 at June 30, 2015 and December 31, 2014.
Used aircraft in inventories at Commercial Airplanes totaled $232 and $275 at June 30, 2015 and December 31, 2014.
Note 6 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	June 30 2015	December 31 2014
Financing receivables:
Investment in sales-type/finance leases	$1,451	$1,535
Notes	362	370
Total financing receivables	1,813	1,905
Operating lease equipment, at cost, less accumulated depreciation of $631 and $571	1,587	1,677
Gross customer financing	3,400	3,582
Less allowance for losses on receivables	(16)	(21)
Total	$3,384	$3,561
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At June 30, 2015 and December 31, 2014, we individually evaluated for impairment customer financing receivables of $89 and $86 and determined that none of these were impaired.
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

Our financing receivable balances by internal credit rating category are shown below.

Rating categories	June 30 2015	December 31 2014
BBB	$1,009	$1,055
B	612	633
CCC	103	131
Other	89	86
Total carrying value of financing receivables	$1,813	$1,905
At June 30, 2015, our allowance related to receivables with ratings of B and BBB. We applied default rates that averaged 15% and 2% to the exposure associated with those receivables.
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

	June 30 2015	December 31 2014
717 Aircraft ($410 and $421 accounted for as operating leases)	$1,502	$1,562
747 Aircraft (Accounted for as operating leases)	569	601
757 Aircraft ($335 and $349 accounted for as operating leases)	339	370
MD-80 Aircraft (Accounted for as sales-type finance leases)	324	358
767 Aircraft ($73 and $47 accounted for as operating leases)	179	158
737 Aircraft ($120 and $127 accounted for as operating leases)	120	156
MD-11 Aircraft (Accounted for as operating leases)	62	114
Note 7 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2015	December 31 2014
Time deposits	400	$1,295
Pledged money market funds (1)	38	38
Available-for-sale investments	14	7
Equity method investments (2)	1,208	1,114
Restricted cash (3)	29	26
Other investments	35	33
Total	$1,724	$2,513

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $124 and $45 for the six and three months ended June 30, 2015 and $134 and $75 during the same periods in the prior year.

(3)	Restricted to pay certain claims related to workers' compensation and life insurance premiums for certain employees.

Note 8 – Other Assets
Sea Launch
At June 30, 2015 and December 31, 2014, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. On April 11, 2014, the appellate court entered a ruling that the decision of the arbitrator is not appealable. On May 9, 2014, we filed a brief with the Supreme Court of Sweden appealing the appellate court's April 11, 2014 ruling. On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment and the $209 partner loan obligations. A trial in the United States District Court for the Central District of California is scheduled to commence in November 2015. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional charges. Our current assessment as to the collectability of these receivables takes into account the current economic conditions in Russia and Ukraine, although we will continue to monitor the situation.
Note 9 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the six months ended June 30, 2015 and 2014.

	2015	2014
Beginning balance – January 1	$601	$649
Reductions for payments made	(35)	(16)
Changes in estimates	27	16
Ending balance – June 30	$593	$649
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2015 and December 31, 2014, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $864 and $874.

Product Warranties
The following table summarizes product warranty activity recorded during the six months ended June 30, 2015 and 2014.

	2015	2014
Beginning balance – January 1	$1,504	$1,570
Additions for current year deliveries	219	314
Reductions for payments made	(155)	(209)
Changes in estimates	(90)	45
Ending balance - June 30	$1,478	$1,720
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
Trade-in commitment agreements at June 30, 2015 have expiration dates from 2015 through 2026. At June 30, 2015, and December 31, 2014 total contractual trade-in commitments were $2,031 and $2,392. As of June 30, 2015 and December 31, 2014, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $407 and $446 and the fair value of the related trade-in aircraft was $407 and $446.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $17,755 and $16,723 as of June 30, 2015 and December 31, 2014. The estimated earliest potential funding dates for these commitments as of June 30, 2015 are as follows:

Total
July through December 2015	$998
2016	2,406
2017	3,581
2018	3,345
2019	3,666
Thereafter	3,759
$17,755
As of June 30, 2015, $17,727 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,074 and $3,985 as of June 30, 2015 and December 31, 2014.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with up to $527 of additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. See Note 5.
C-17
We plan to end production of C-17 aircraft in 2015. At June 30, 2015, one aircraft remained unsold, while our backlog includes international orders for six C-17 aircraft that are scheduled for delivery in 2015 and 2016. During the first six months of 2015 we received orders for six C-17 aircraft and we believe it is probable that we will receive an order for the remaining unsold aircraft from an international customer. Should an order not materialize we could incur charges to write-down inventory.

F/A-18
At June 30, 2015, our backlog included 48 F/A-18 aircraft under contract with the U.S. Navy. The orders in backlog, combined with anticipated orders for 15 aircraft funded in the Consolidated and Further Continuing Appropriations Act, 2015, would complete production in 2017. The President’s Fiscal Year 2016 (FY 2016) budget request submitted in February 2015 did not include F/A-18 aircraft. However, in March 2015, the Navy included 12 F/A-18s in its unfunded priorities list and subsequently all four congressional defense oversight committees have included these aircraft in their proposed FY 2016 budgets. We are also continuing to pursue additional orders from international customers. Should additional orders not materialize, it is reasonably possible that we will decide in the next twelve months to end production of the F/A-18 at a future date. We are still evaluating the full financial impact of a potential production shutdown, including any recovery that may be available from the U.S. government.
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
KC-46A Tanker and BDS Fixed-Price Development Contracts

Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, India P-8I, Saudi F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, during the second quarter of 2015, higher estimated costs to complete the KC-46A Tanker contract for the U.S. Air Force (USAF) resulted in a reach-forward loss of $835 of which the Commercial Airplanes segment recorded $513 and the Boeing Military Aircraft segment recorded $322.
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
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs had gross margins that were breakeven or near breakeven during the six and three months ended June 30, 2015.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Contingent repurchase commitments	$1,386	$1,375	$1,381	$1,364	$5	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	112	114
Contract pricing	261	261			7	7
Other Delta contracts	231	150			5
Other indemnifications	44	63			12	20
Credit guarantees	30	30	27	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,248 of the $1,360 of inventory that was contributed by us and has yet to consume $112. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,331 through June 30, 2015. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $71 of indemnification payments to ULA.
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

Potential payments for Other Delta contracts include $85 related to deferred support costs and $91 related to deferred production costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. On June 14, 2012, Boeing and ULA filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government. On November 9, 2012, the U.S. government filed an answer to our claim and asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit, and have filed an answer challenging it on multiple grounds. The litigation is in the discovery phase, and the Court has not yet set a trial date. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation related to the sale of BCC's Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At June 30, 2015 and December 31, 2014, our maximum future cash exposure to losses associated with the loss sharing arrangement was $44 and our accrued liability under the loss sharing arrangement was $12 and $20.
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

Note 12 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2015	2014	2015	2014
Service cost	$884	$829	$442	$415
Interest cost	1,494	1,542	747	758
Expected return on plan assets	(2,016)	(2,083)	(1,008)	(1,042)
Amortization of prior service costs	98	89	49	44
Recognized net actuarial loss	792	514	396	253
Settlement/curtailment/other losses/(gains)	111	337	73	(1)
Net periodic benefit cost	$1,363	$1,228	$699	$427
Net periodic benefit cost included in Earnings from operations	$1,308	$1,728	$523	$693

	Six months ended June 30		Three months ended June 30
Other Postretirement Benefit Plans	2015	2014	2015	2014
Service cost	$70	$64	$35	$32
Interest cost	124	144	62	72
Expected return on plan assets	(4)	(4)	(2)	(2)
Amortization of prior service credits	(68)	(72)	(34)	(36)
Recognized net actuarial loss	15	4	11	2
Settlement and curtailment loss	5		3
Net periodic benefit cost	$142	$136	$75	$68
Net periodic benefit cost included in Earnings from operations	$161	$143	$69	$72
In the second quarter of 2015, we recorded charges of $73 related to curtailments and other benefit changes associated with certain of our defined benefit plans.
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

Performance Awards
On February 23, 2015, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2017. At June 30, 2015, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $352.
Note 14 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the six and three months ended June 30, 2015 and 2014 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2014	$150	($8)	($6)	($10,030)		($9,894)
Other comprehensive income/(loss) before reclassifications	38	3	25	622		688
Amounts reclassified from AOCI			1	546	(2)	547
Net current period Other comprehensive income/(loss)	38	3	26	1,168		1,235
Balance at June 30, 2014	$188	($5)	$20	($8,862)		($8,659)

Balance at January 1, 2015	$53	($8)	($136)	($13,812)		($13,903)
Other comprehensive income/(loss) before reclassifications	(44)	4	(66)	31		(75)
Amounts reclassified from AOCI			28	530	(2)	558
Net current period Other comprehensive income/(loss)	(44)	4	(38)	561		483
Balance at June 30, 2015	$9	($4)	($174)	($13,251)		($13,420)

Balance at March 31, 2014	$167	($6)	($12)	($9,032)		($8,883)
Other comprehensive income/(loss) before reclassifications	21	1	36	2		60
Amounts reclassified from AOCI			(4)	168	(2)	164
Net current period Other comprehensive income/(loss)	21	1	32	170		224
Balance at June 30, 2014	$188	($5)	$20	($8,862)		($8,659)

Balance at March 31, 2015	($35)	($7)	($215)	($13,558)		($13,815)
Other comprehensive income/(loss) before reclassifications	44	3	25	31		103
Amounts reclassified from AOCI			16	276	(2)	292
Net current period Other comprehensive income/(loss)	44	3	41	307		395
Balance at June 30, 2015	$9	($4)	($174)	($13,251)		($13,420)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial gains/losses, settlements, and curtailments for the six and three months ended June 30, 2014 totaling $535 and $163 (net of tax of $(298) and $(91)) and to amortization of actuarial gains/losses for the six and three months ended June 30, 2015 totaling $511 and $267 (net of tax of $(284) and $(147)). These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 12.

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

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2015	December 31 2014	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,368	$2,586	$10	$9	($251)	($204)
Interest rate contracts	125	125	10	10
Commodity contracts	25	31	1	1	(15)	(24)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	428	319	13	21	(7)	(5)
Commodity contracts	884	3
Total derivatives	$3,830	$3,064	34	41	(273)	(233)
Netting arrangements			(15)	(16)	15	16
Net recorded balance			$19	$25	($258)	($217)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($66)	$20	$24	$32
Commodity contracts		5	1	4
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(23)	7	(14)	9
Commodity contracts	(5)	(8)	(2)	(5)
Forward points recognized in Other income, net:
Foreign exchange contracts	7	16	2	9
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	2	(6)	3	(2)
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $131 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the six and three months ended June 30, 2015 and 2014.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2015 was $32. At June 30, 2015, there was no collateral posted related to our derivatives.
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

	June 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,164	$3,164			$3,826	$3,826
Available-for-sale investments	14	14			7	7
Derivatives	19		$19		25		$25
Total assets	$3,197	$3,178	$19		$3,858	$3,833	$25
Liabilities
Derivatives	($258)		($258)		($217)		($217)
Total liabilities	($258)		($258)		($217)		($217)

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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2015		2014
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$84	($67)	$27	($6)
Property, plant and equipment	8	(5)	2	(10)
Total	$92	($72)	$29	($16)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2015, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$84	Market approach	Aircraft value publications	$93 - $178(1) Median $156
			Aircraft condition adjustments	($75) - $3(2) Net ($72)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2015
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$7,927	$8,000		$8,000
Notes receivable, net	360	386		386
Liabilities
Debt, excluding capital lease obligations	(8,862)	(10,309)		(10,136)	(173)

	December 31, 2014
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$7,729	$7,845		$7,845
Notes receivable, net	366	395		395
Liabilities
Debt, excluding capital lease obligations	(8,909)	(10,686)		(10,480)	($206)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2015 and December 31, 2014. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Employment, Labor and Benefits Litigation
In connection with the 2005 sale of the former Wichita facility to Spirit AeroSystems, Inc. (Spirit), on February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas, alleging collective bargaining agreement breaches and Employee Retirement Income Security Act (ERISA) violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. During the second quarter of 2014, the plaintiffs and Boeing agreed to settle the matter subject to a fairness hearing currently scheduled for August 19, 2015. If the proposed settlement of $90 is approved by the district court, we expect that payment would be made in 2015. Spirit is obligated to indemnify Boeing for settlement of this matter and we intend to pursue full indemnification from Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. We expect to fully recover from Spirit and do not expect to incur any losses due to this settlement.

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
Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Commercial Airplanes	$548	$552	$271	$278
Boeing Capital	8	11	3	4
Total	$556	$563	$274	$282

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Share-based plans	($37)	($44)	($16)	($20)
Deferred compensation	(48)	(19)	10	(26)
Amortization of previously capitalized interest	(49)	(36)	(20)	(18)
Eliminations and other unallocated items	(164)	(304)	(24)	(110)
Sub-total	(298)	(403)	(50)	(174)
Pension	(209)	(804)	(57)	(228)
Postretirement	66	47	27	24
Pension and Postretirement	(143)	(757)	(30)	(204)
Total	($441)	($1,160)	($80)	($378)
Unallocated Pension and Other Postretirement Benefit Expense
Unallocated pension and other postretirement benefit expense represent the portion of pension and other postretirement benefit costs that are not recognized by business segments for segment reporting purposes. Pension costs, comprising Generally Accepted Accounting Principles in the United States of America (GAAP) service and prior service costs, are allocated to Commercial Airplanes. Pension costs are allocated to BDS using U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. These costs are allocable to government contracts. Other postretirement benefit costs are allocated to business segments based on CAS, which is generally based on benefits paid.

Assets
Segment assets are summarized in the table below:

	June 30 2015	December 31 2014
Commercial Airplanes	$58,010	$55,149
Defense, Space & Security:
Boeing Military Aircraft	7,170	7,229
Network & Space Systems	6,064	5,895
Global Services & Support	4,605	4,589
Total Defense, Space & Security	17,839	17,713
Boeing Capital	3,352	3,525
Unallocated items, eliminations and other	18,901	22,811
Total	$98,102	$99,198
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by Shared Services Group as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
July 22, 2015

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

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Revenues	$46,692	$42,510	$24,543	$22,045

GAAP
Earnings from operations	$3,702	$3,329	$1,683	$1,787
Operating margins	7.9%	7.8%	6.9%	8.1%
Effective income tax rate	31.5%	17.6%	31.6%	3.7%
Net earnings	$2,446	$2,618	$1,110	$1,653
Diluted earnings per share	$3.46	$3.50	$1.59	$2.24

Non-GAAP (1)
Core operating earnings	$3,845	$4,086	$1,713	$1,991
Core operating margin	8.2%	9.6%	7.0%	9.0%
Core earnings per share	$3.59	$4.16	$1.62	$2.42

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 47 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Commercial Airplanes	$32,258	$27,041	$16,877	$14,304
Defense, Space & Security	14,253	15,380	7,544	7,747
Boeing Capital	201	172	115	90
Unallocated items, eliminations and other	(20)	(83)	7	(96)
Total	$46,692	$42,510	$24,543	$22,045
Revenues for the six and three months ended June 30, 2015 increased by $4,182 million and $2,498 million, or 10% and 11% compared with the same periods in 2014. Commercial Airplanes revenues increased by $5,217 million and $2,573 million, or 19% and 18% due to higher airplane deliveries and mix. Defense, Space & Security (BDS) revenues for the six months ended June 30, 2015 decreased by $1,127 million, or 7% compared with the same period in 2014 due to lower revenues in all three segments. BDS revenues for the three months ended June 30, 2015 decreased by $203 million, or 3% compared with the same period in 2014 due to lower revenues in Global Services & Support (GS&S) and Boeing Military Aircraft (BMA) segments, partially offset by higher revenues in the Network & Space Systems (N&SS) segment.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Commercial Airplanes	$2,823	$3,052	$1,206	$1,550
Defense, Space & Security	1,289	1,360	546	582
Boeing Capital	31	77	11	33
Unallocated pension and other postretirement benefit expense	(143)	(757)	(30)	(204)
Other unallocated items and eliminations	(298)	(403)	(50)	(174)
Earnings from operations (GAAP)	$3,702	$3,329	$1,683	$1,787
Unallocated pension and other postretirement benefit expense	143	757	30	204
Core operating earnings (Non-GAAP)	$3,845	$4,086	$1,713	$1,991
Earnings from operations for the six months ended June 30, 2015 increased by $373 million compared with the same period in 2014 primarily reflecting lower unallocated pension and other postretirement benefit expense of $614 million, offset by higher charges of $410 million related to the USAF KC-46A Tanker recorded by Commercial Airplanes and our BMA segment and the change in other unallocated items and eliminations. Earnings from operations for the three months ended June 30, 2015 decreased by $104 million compared with the same period in 2014 primarily reflecting the higher USAF KC-46A Tanker charges, partially offset by lower unallocated pension and other postretirement benefit expense of $174 million and the change in other unallocated items and eliminations.
During the three months ended June 30, 2015 and 2014, we recorded reach-forward losses of $835 million and $425 million on the USAF KC-46A Tanker contract. $513 million of the 2015 charge was recorded at Commercial Airplanes and $322 million at our BMA segment. $238 million of the 2014 charge was recorded at Commercial Airplanes and $187 million at our BMA segment.
Core operating earnings for the six and three months ended June 30, 2015 decreased by $241 million and $278 million compared with the same periods in 2014 primarily due to lower earnings at Commercial Airplanes and BDS as a result of the higher 2015 USAF KC-46A Tanker charges, partially offset by the change in other unallocated items and eliminations.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Share-based plans	($37)	($44)	($16)	($20)
Deferred compensation	(48)	(19)	10	(26)
Eliminations and other unallocated items	(213)	(340)	(44)	(128)
Sub-total (included in core operating earnings*)	(298)	(403)	(50)	(174)
Pension	(209)	(804)	(57)	(228)
Postretirement	66	47	27	24
Pension and other postretirement benefit expense (excluded from core operating earnings*)	(143)	(757)	(30)	(204)
Total	($441)	($1,160)	($80)	($378)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 47.
Deferred compensation expense for the six months ended June 30, 2015 increased by $29 million and decreased by $36 million for the three months ended June 30, 2015 compared with the same periods in 2014 primarily driven by changes in our stock price.
Eliminations and other unallocated loss for the six and three months ended June 30, 2015 decreased by $127 million and $84 million compared with the same periods in 2014 primarily due to the timing of the elimination of profit on intercompany aircraft deliveries and expense allocations.
We recorded net periodic benefit cost related to pension of $1,363 million and $699 million for the six and three months ended June 30, 2015 compared with $1,228 million and $427 million for the same periods in 2014. The components of net periodic benefit cost are shown in the following table:

	Six months ended June 30		Three months ended June 30
Pension Plans	2015	2014	2015	2014
Service cost	$884	$829	$442	$415
Interest cost	1,494	1,542	747	758
Expected return on plan assets	(2,016)	(2,083)	(1,008)	(1,042)
Amortization of prior service costs	98	89	49	44
Recognized net actuarial loss	792	514	396	253
Settlement/curtailment/other losses/(gains)	111	337	73	(1)
Net periodic benefit cost	$1,363	$1,228	$699	$427
The increase in net periodic pension benefit cost for the six months ended June 30, 2015 of $135 million is primarily due to $278 million of higher amortization of actuarial losses which more than offset $226 million of lower curtailment charges. For the three months ended June 30, 2015 net periodic pension benefit cost increased by $272 million over the same period in 2014 reflecting $143 million of higher actuarial losses and $74 million of higher curtailment charges.

A portion of net periodic benefit cost is recognized as product costs in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Costs are allocated to the business segments as described in Note 18. Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2015	2014	2015	2014
Allocated to business segments	($1,099)	($924)	($466)	($465)
Other unallocated items and eliminations	(209)	(804)	(57)	(228)
Total	($1,308)	($1,728)	($523)	($693)
Unallocated pension expense recognized in earnings in 2015 decreased by $595 million and $171 million for the six and three months ended June 30, 2015 when compared with the corresponding periods in 2014. The six month decrease is primarily due to lower amortization of pension costs capitalized as inventory in prior years and lower curtailment charges in 2015. The three month decrease reflects lower amortization of pension costs capitalized as inventory in prior years partially offset by higher curtailment charges in second quarter 2015.
Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Earnings from operations	$3,702	$3,329	$1,683	$1,787
Other (loss)/income, net	3	20	15	11
Interest and debt expense	(136)	(173)	(75)	(81)
Earnings before income taxes	3,569	3,176	1,623	1,717
Income tax expense	(1,123)	(558)	(513)	(64)
Net earnings from continuing operations	$2,446	$2,618	$1,110	$1,653
Our effective income tax rates were 31.5% and 31.6% for the six and three months ended June 30, 2015 and 17.6% and 3.7% for the same periods in the prior year. The effective tax rates for the six and three months ended June 30, 2015 are higher than 2014 primarily due to tax benefits of $524 million recorded in the second quarter of 2014 relating to tax basis adjustments and settlement of the 2007 - 2010 federal tax audits. The 2015 tax rates include a higher U.S. manufacturing activity tax benefit than in 2014.
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

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2015	2014	Change	2015	2014	Change
Cost of sales	$39,846	$35,966	$3,880	$21,350	$18,670	$2,680
Cost of sales as a % of Revenues	85.3%	84.6%	0.7%	87.0%	84.7%	2.3%
Cost of sales for the six months ended June 30, 2015 increased by $3,880 million, or 11% compared with the same period in 2014 primarily driven by the $4,182 million, or 10%, increase in revenues. Cost of sales at Commercial Airplanes increased by $5,283 million and cost of sales at BDS decreased by $798 million. Cost of sales as a percentage of revenue was approximately 85.3% in the six months ended June 30, 2015 compared with 84.6% in the same period in 2014 primarily driven by the higher KC-46A Tanker charges, partially offset by lower pension settlement and curtailment charges.
Cost of sales for the three months ended June 30, 2015 increased by $2,680 million, or 14%, compared with the same period in 2014 driven by a $2,498 million, or 11%, increase in revenues. Cost of sales as a percentage of revenue was approximately 87.0% for the three months ended June 30, 2015 compared with 84.7% in the same period in 2014, primarily reflecting the higher USAF KC-46A Tanker charges.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Commercial Airplanes	$1,097	$970	$554	$441
Defense, Space & Security	474	577	250	297
Other	(2)	(5)	(4)	(5)
Total	$1,569	$1,542	$800	$733
Research and development expense for the six and three months ended June 30, 2015 increased by $27 million and $67 million compared with the same period in 2014 primarily due to higher spending on the 777X, which more than offset decreased 787-9 and BDS spending.

Backlog

(Dollars in millions)	June 30 2015	December 31 2014
Total contractual backlog	$479,172	$487,092
Unobligated backlog	9,588	15,299
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the six months ended June 30, 2015 compared with December 31, 2014 was primarily due to deliveries in excess of orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog of $9,588 million at June 30, 2015 decreased from December 31, 2014 primarily due to reclassifications to contractual backlog related to incremental funding for BDS contracts, partially offset by contract awards.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. We have also begun work on low rate initial production (LRIP) aircraft for the USAF. The USAF is expected to authorize low rate initial production lots in 2016 for 7 and 12 aircraft, respectively, subject to satisfactory progress being made on the EMD contract.
In second quarter 2014, we recorded a reach-forward loss of $425 million on the EMD contract. In second quarter 2015, we recorded an additional reach-forward loss of $835 million. $513 million of this loss was recorded at our Commercial Airplanes segment and the remaining $322 million was recorded in our BMA segment. The $835 million loss includes $670 million related to the EMD contract and $165 million related to LRIP aircraft. The reach-forward loss on the EMD contract was driven primarily by design changes required in the aircraft fuels and aerial refueling systems which were identified as we prepared for and conducted ground and flight testing. Other costs include additional qualification and certification testing as well as investments that will enable us to meet our delivery commitments in 2017. The reach-forward loss related to LRIP aircraft is primarily driven by increased manufacturing complexity resulting from design changes. As with any development program, this program remains subject to additional reach-forward losses if we experience technical or quality issues, schedule delays or increased costs.
We continue to expect to meet our commitment to deliver 18 fully operational aircraft to the customer by August 2017. The contract contains production options for both LRIP aircraft and full rate production aircraft. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion.
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
Business Environment and Trends
Airline Industry Environment
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast, published in the second quarter of 2015, projects a long-term average growth rate of 5% per year for passenger and cargo traffic, based on a projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $5.6 trillion market for approximately 38,000 new airplanes over the next 20 years.
Many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. The bank’s charter expired on June 30, 2015, leaving the bank unable to provide new commitments in respect of U.S. exports, including commercial aircraft. While the bank may continue to honor commitments made on or prior to June 30, if the bank’s charter is not reauthorized in a timely fashion, or if the bank’s future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers. Certain of our non-U.S. customers also may seek to delay aircraft purchases if they cannot obtain financing at reasonable costs, and there may be further impacts with respect to future sales campaigns involving non-U.S. customers. We continue to work with our customers to mitigate these risks and assist with alternative third party financing sources.
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Revenues	$32,258	$27,041	$16,877	$14,304
Earnings from operations	$2,823	$3,052	$1,206	$1,550
Operating margins	8.8%	11.3%	7.1%	10.8%

(Dollars in millions)	June 30 2015	December 31 2014
Contractual backlog	$430,739	$440,118
Unobligated backlog		360
Revenues
Revenues for the six and three months ended June 30, 2015 increased by $5,217 million and $2,573 million or 19% and 18% compared with the same periods in 2014 primarily due to higher airplane deliveries and mix.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	777	787	Total
Deliveries during the first six months of 2015	249	(6)	9	9	50	64	381
Deliveries during the first six months of 2014	239	(6)	6	1	48	48	342
Deliveries during the second quarter of 2015	128	(3)	5	4	26	34	197
Deliveries during the second quarter of 2014	124	(3)	2	1	24	30	181
Cumulative deliveries as of 6/30/2015	5,467		1,510	1,076	1,313	292	9,658
Cumulative deliveries as of 12/31/2014	5,218		1,501	1,067	1,263	228	9,277
(*) Intercompany deliveries identified by parentheses

Earnings From Operations
Earnings from operations for the six and three months ended June 30, 2015 decreased by $229 million and $344 million compared with the same periods in 2014 primarily due to a reach-forward loss of $513 million related to the USAF KC-46A Tanker contract recorded in the second quarter of 2015 and higher research and development expense on the 777X. Earnings for the three months ended June 30, 2014 included a reach-forward loss of $238 million related to the USAF KC-46A Tanker contract. Decreased earnings were partially offset by an increase in new airplane deliveries. Operating margins decreased primarily due to the dilutive impact of 787 and 747 deliveries and the reach-forward loss.
Backlog
The decrease in contractual backlog during the six months ended June 30, 2015 was due to deliveries in excess of orders.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 6/30/2015	737	747	767	777	777X	787
Program accounting quantities	8,000	1,574	1,113	1,650	*	1,300
Undelivered units under firm orders	4,253	31	39	257	306	803
Cumulative firm orders	9,720	1,541	1,115	1,570	306	1,095

	Program
As of 12/31/2014	737	747	767	777	777X	787
Program accounting quantities	7,800	1,574	1,113	1,600	*	1,300
Undelivered units under firm orders	4,299	36	47	278	286	843
Cumulative firm orders	9,517	1,537	1,114	1,541	286	1,071
* The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended June 30, 2015 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 42 per month and plan an additional increase to 47 per month in 2017. We plan to further increase the rate to 52 per month in 2018. First delivery of the 737 MAX is expected in 2017.

747 Program Lower-than-expected demand for large commercial passenger and freighter aircraft has resulted in ongoing pricing pressures and fewer orders than anticipated. We are currently producing at a rate of 1.5 per month with plans to reduce the rate to 1.3 per month in September 2015. During the second quarter, we announced that the production rate for 747 aircraft will be reduced to 1.0 per month beginning in March 2016. We have a number of unsold 747 production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If market, production and other risks cannot be mitigated, the program could face a reach-forward loss that may be material.
767 Program The 767 assembly line includes a 767 derivative to support the tanker program. We are currently producing at a combined tanker and commercial production rate of 1.5 per month and plan to increase to 2 per month in 2016.
777 Program The accounting quantity for the 777 program increased by 50 units during the first quarter of 2015 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 8.3 per month. In the fourth quarter of 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
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
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Revenues	$14,253	$15,380	$7,544	$7,747
Earnings from operations	$1,289	$1,360	$546	$582
Operating margins	9.0%	8.8%	7.2%	7.5%

(Dollars in millions)	June 30 2015	December 31 2014
Contractual backlog	$48,433	$46,974
Unobligated backlog	9,588	14,939

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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
F/A-18 Models	20	23	9	12
F-15 Models	5	8	4	4
C-17 Globemaster III	3	5	2	2
CH-47 Chinook (New)	21	32	15	15
CH-47 Chinook (Renewed)	5		1
AH-64 Apache (New)	12	19	6	9
AH-64 Apache (Remanufactured)	23	25	13	11
P-8 Models	6	2	4	2
AEW&C		2		1
C-40A	1
Total	96	116	54	56
Revenues
BDS revenues for the six months ended June 30, 2015 decreased by $1,127 million compared with the same period in 2014 due to lower revenues in all three segments.
BDS revenues for the three months ended June 30, 2015 decreased by $203 million compared with the same period in 2014 due to lower revenues of $189 million and $32 million in the GS&S and BMA segments, offset by higher revenues of $18 million in the N&SS segment.
Earnings From Operations
BDS earnings from operations for the six months ended June 30, 2015 decreased by $71 million compared with the same period in 2014 due to lower earnings of $112 million in the BMA segment, offset by higher earnings of $41 million in the GS&S segment.
BDS earnings from operations for the three months ended June 30, 2015 decreased by $36 million compared to the same period in 2014 primarily due to lower earnings of $41 million in the BMA segment.
Backlog
BDS total backlog was $58,021 million at June 30, 2015, reflecting a decrease of 6% from December 31, 2014. For further details on the changes between periods, refer to the discussions of the individual segments below.
Additional Considerations
Our BDS business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases, the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Examples of these programs include Ground-based Midcourse Defense (GMD), Proprietary and Space Launch System (SLS) programs. Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of significant fixed-price development programs include India P-8I, Saudi F-15, USAF KC-46A Tanker, Commercial Crew and commercial and military satellites.
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the six months ended June 30, 2015, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts decreased Earnings from operations by $81 million. For the six months ended June 30, 2014 net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $93 million. For the three months ended June 30, 2015 and 2014, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts decreased Earnings from operations by $211 million and $74 million.
Boeing Military Aircraft
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Revenues	$6,232	$6,975	$3,488	$3,520
Earnings from operations	$384	$496	$123	$164
Operating margins	6.2%	7.1%	3.5%	4.7%

(Dollars in millions)	June 30 2015	December 31 2014
Contractual backlog	$22,843	$21,119
Unobligated backlog	4,360	8,020
Revenues
BMA revenues for the six months ended June 30, 2015 decreased by $743 million compared with the same period in 2014 primarily due to the reductions of $1,050 million related to timing and mix of deliveries on the F-15, Apache, CH-47 Chinook, F/A-18 and V-22 programs as well as the wind down of the C-17 program. These decreases were partially offset by higher revenues of $303 million on the P-8 programs due to higher deliveries.
BMA revenues for the three months ended June 30, 2015 decreased by $32 million when compared with the same period in 2014 primarily due to a decrease of $332 million related to fewer deliveries on the F/A-18 program and lower milestone revenue on the F-15 and KC-46A Tanker programs. These decreases were offset by increases of $272 million due to higher deliveries on the P-8 programs and timing and mix of deliveries on the C-17 program.
Earnings From Operations
BMA earnings from operations for the six months ended June 30, 2015 decreased by $112 million, or 23%, compared with the same period in 2014, primarily due to higher charges on the KC-46A Tanker contract of $135 million and lower milestone revenue on the F-15 program. These decreases were partially offset by increases related to higher deliveries on the P-8 program. BMA recorded charges of $322 million in the second quarter of 2015 and $187 million in the second quarter of 2014 related to the KC-46A Tanker contract. In addition, BMA recorded a charge of $48 million in the first quarter of 2014 to write-off inventory and accrue termination liabilities as a result of our decision to produce three fewer C-17 aircraft in 2015 than previously planned. Net unfavorable cumulative contract catch-up adjustments were $116 million higher in the six months ended June 30, 2015 than in the same period in 2014 primarily due to the increased reach-forward loss on the KC-46A Tanker contract.
BMA earnings from operations for the three months ended June 30, 2015 decreased by $41 million, or 25%, compared to the same period in 2014 primarily due to higher charges of $135 million on the KC-46A Tanker contract offset by higher earnings of $98 million due to favorable delivery mix on the C-17 and CH-47 Chinook programs. Net unfavorable cumulative contract catch-up adjustments were $85 million higher in the three months ended June 30, 2015 than in the same period in 2014 primarily driven by unfavorable adjustments on the KC-46A Tanker contract.
Backlog
BMA total backlog of $27,203 million at June 30, 2015 decreased by 7% from December 31, 2014, reflecting revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for the C-17 and Apache programs.
Additional Considerations
C-17 and F/A-18 See the discussions of the C-17 and F/A-18 programs in Note 9 to our Condensed Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 34.
Network & Space Systems
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Revenues	$3,670	$3,796	$1,938	$1,920
Earnings from operations	$318	$318	$151	$150
Operating margins	8.7%	8.4%	7.8%	7.8%

(Dollars in millions)	June 30 2015	December 31 2014
Contractual backlog	$9,061	$8,935
Unobligated backlog	4,198	5,987
Revenues
N&SS revenues for the six months ended June 30, 2015 decreased by $126 million compared with the same period in 2014 primarily due to lower milestone revenue and volume on various programs and our United

Launch Alliance (ULA) joint venture, partially offset by increased revenues of $425 million related to higher initial volume on the Commercial Crew program.
N&SS revenues for the three months ended June 30, 2015 increased by $18 million compared with the same period in 2014 primarily due to increased revenues of $224 million related to higher initial volume on the Commercial Crew program, partially offset by lower volume and milestone revenue on various programs.
Earnings From Operations
N&SS earnings from operations for the six months ended June 30, 2015 were unchanged compared with the same period in 2014 primarily due to higher initial volume on the Commercial Crew program and higher earnings related to our ULA joint venture, offset by reductions of $62 million related to lower performance on various satellite programs. Net unfavorable cumulative contract catch-up adjustments were $32 million in the six months ended June 30, 2015 primarily due to unfavorable adjustments on commercial satellite programs. Net favorable cumulative contract catch-up adjustments were $57 million in the six months ended June 30, 2014.
N&SS earnings from operations for the three months ended June 30, 2015 were consistent with the same period in 2014 primarily due to higher revenues on the Commercial Crew program, partially offset by reductions of $40 million related to lower performance on commercial satellite programs and our ULA joint venture. Net unfavorable cumulative contract catch-up adjustments were $25 million in the three months ended June 30, 2015 primarily due to unfavorable adjustments on commercial satellite programs. Net favorable cumulative contract catch-up adjustments were $39 million in the three months ended June 30, 2014.
N&SS earnings from operations include equity earnings of $86 million and $26 million for the six and three months ended June 30, 2015 compared to $89 million and $43 million for the same periods in 2014 primarily from our ULA joint venture.
Backlog
N&SS total backlog was $13,259 million at June 30, 2015, reflecting a decrease of 11% from December 31, 2014 primarily due to revenue recognized on contracts awarded in prior years, partially offset by current year contract awards, including an order from NASA for Post Certification Mission 1 on the Commercial Crew program.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 9 and 10 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 8 to our Condensed Consolidated Financial Statements.
LightSquared See the discussion of the LightSquared, LP receivables in Note 4 to our Condensed Consolidated Financial Statements.

Global Services & Support
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Revenues	$4,351	$4,609	$2,118	$2,307
Earnings from operations	$587	$546	$272	$268
Operating margins	13.5%	11.8%	12.8%	11.6%

(Dollars in millions)	June 30 2015	December 31 2014
Contractual backlog	$16,529	$16,920
Unobligated backlog	1,030	932
Revenues
GS&S revenues for the six months ended June 30, 2015 decreased by $258 million compared with the same period in 2014 primarily due to reductions of $353 million related to fewer Airborne Early Warning and Control (AEW&C) deliveries and lower volume in several Aircraft Modernization & Sustainment (AM&S) and Training Systems & Government Services (TSGS) programs, partially offset by higher volume on several Integrated Logistics (IL) programs.
GS&S revenues for the three months ended June 30, 2015 decreased by $189 million compared with the same period in 2014 primarily due to reductions of $327 million related to fewer AEW&C deliveries, lower volume in several AM&S and TSGS programs, partially offset by higher volume in several IL programs.
Earnings From Operations
GS&S earnings from operations for the six months ended June 30, 2015 increased by $41 million compared with the same period in 2014 primarily due to an increase of $38 million related to higher volume in several IL and TSGS programs. Net favorable cumulative contract catch-up adjustments were $31 million higher in the six months ended June 30, 2015 than in the same period in 2014.
GS&S earnings from operations for the three months ended June 30, 2015 increased by $4 million compared with the same period in 2014. Net favorable cumulative contract catch-up adjustments were $12 million higher in the three months ended June 30, 2015 than in the same period in 2014.
Backlog
GS&S total backlog was $17,559 million at June 30, 2015, reflecting a decrease of 2% from December 31, 2014 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards, including Advanced Surveillance Command & Control and F-15 support programs.

Boeing Capital
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Revenues	$201	$172	$115	$90
Earnings from operations	$31	$77	$11	$33
Operating margins	15%	45%	10%	37%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes and other income. BCC’s revenues for the six and three months ended June 30, 2015 increased by $29 million and $25 million compared with the same periods in 2014 primarily due to higher other income driven by higher intercompany early lease settlement payments and aircraft return condition payments.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for/(recovery) of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the six and three months ended June 30, 2015 decreased by $46 million and $22 million compared to the same periods in 2014 primarily due to higher asset impairment expense, which more than offset the impact of higher settlement and condition payments. In addition, earnings from operations for the six months ended June 30, 2015 decreased due to a reduction in the allowance for losses on receivables in the first quarter of 2014 driven by a change to a customer credit rating.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2015	December 31 2014
Customer financing and investment portfolio, net	$3,311	$3,493
Other assets, primarily cash and short-term investments	671	615
Total assets	$3,982	$4,108

Other liabilities, primarily deferred income taxes	$1,137	$1,212
Debt, including intercompany loans	2,371	2,412
Equity	474	484
Total liabilities and equity	$3,982	$4,108

Debt-to-equity ratio	5.0-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at June 30, 2015 decreased from December 31, 2014 primarily due to normal portfolio run-off. At June 30, 2015 and December 31, 2014, BCC had $83 million and $48 million of assets that were held for sale or re-lease, of which $30 million in 2015 had either signed preliminary agreements with deposits or firm contracts to be sold or placed on lease. In addition, aircraft subject to leases with a carrying value of approximately $266 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.

BCC enters into certain transactions with Boeing, reflected in the Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2015	2014
Net earnings	$2,446	$2,618
Non-cash items	1,090	999
Changes in working capital	(151)	(696)
Net cash provided by operating activities	3,385	2,921
Net cash (used)/provided by investing activities	(412)	1,281
Net cash used by financing activities	(5,540)	(5,764)
Effect of exchange rate changes on cash and cash equivalents	(9)	7
Net decrease in cash and cash equivalents	(2,576)	(1,555)
Cash and cash equivalents at beginning of year	11,733	9,088
Cash and cash equivalents at end of period	$9,157	$7,533
Operating Activities Net cash provided by operating activities was $3.4 billion during the six months ended June 30, 2015 compared with $2.9 billion in the same period in 2014, an increase of $0.5 billion primarily due to lower growth in working capital. Our investment in gross inventories increased by $2.3 billion during the six months ended June 30, 2015 reflecting continued investment in commercial airplane program inventory, primarily 787 inventory, compared with an increase of $6.3 billion for the same period in 2014. Advances and progress billings has remained consistent during the six months ended June 30, 2015 compared with an increase of $4.2 billion for the same period in 2014 primarily due to payments from Commercial Airplanes customers.
Investing Activities Cash used by investing activities totaled $0.4 billion during the six months ended June 30, 2015 compared with $1.3 billion of cash provided by investing activities during the same period in 2014, largely due to lower net proceeds from investments in time deposits. Net proceeds from investments were $0.8 billion in 2015 compared with net proceeds from investments of $2.4 billion for the same period in 2014. In 2015, capital expenditures totaled $1.3 billion, compared with $0.9 billion for the same period in the prior year. We expect capital expenditures to be higher in 2015 than 2014 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $5.5 billion during the six months ended June 30, 2015 compared with $5.8 billion in the same period in 2014, a decrease primarily due to higher new borrowings and lower repayments of distribution rights, partially offset by higher share repurchases and higher dividend payments. During the six months ended June 30, 2015, we issued $0.8 billion of debt compared with $0.1 billion in the same period in 2014. At June 30, 2015, the recorded balance of debt was $9.0 billion of which $0.1 billion was classified as short-term. This includes $2.4 billion of debt attributable to BCC, of which $0.1 billion was classified as short-term.
During the six months ended June 30, 2015, we repurchased 30.5 million shares totaling $4.5 billion through our open market share repurchase program. In addition, 0.6 million shares were transferred to us from employees for tax withholdings. At June 30, 2015, the amount available under the share repurchase plan, announced on December 15, 2014, totaled $7.5 billion.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the six months ended June 30, 2015, we had no commercial paper borrowings outstanding. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $17.8 billion and $16.7 billion at June 30, 2015 and December 31, 2014. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. The bank’s charter expired on June 30, 2015. If the bank’s charter is not reauthorized or if the bank’s future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At June 30, 2015, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $593 million at June 30, 2015. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
Income Taxes As of June 30, 2015 our net liability for income taxes payable, including uncertain tax positions, was $1,380 million. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of unallocated pension and other postretirement benefit expenses which represent costs not attributable to business segments - see Note 18 to our Condensed Consolidated Financial Statements. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.
Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2015	2014	2015	2014
Revenues	$46,692	$42,510	$24,543	$22,045
Earnings from operations, as reported	$3,702	$3,329	$1,683	$1,787
Operating margins	7.9%	7.8%	6.9%	8.1%

Unallocated pension and other postretirement benefit expense	$143	$757	$30	$204
Core operating earnings (non-GAAP)	$3,845	$4,086	$1,713	$1,991
Core operating margins (non-GAAP)	8.2%	9.6%	7.0%	9.0%

Diluted earnings per share, as reported	$3.46	$3.50	$1.59	$2.24
Unallocated pension and other postretirement benefit expense (1)	$0.13	$0.66	$0.03	$0.18
Core earnings per share (non-GAAP)	$3.59	$4.16	$1.62	$2.42
Weighted average diluted shares (in millions)	706.6	747.4	698.9	740.1

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.

Other
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Act”), require disclosure of certain activities, transactions or dealings relating to Iran that occurred during the period covered by this report. Disclosure is required even if the activities, transactions or dealings were conducted in compliance with applicable law. During the second quarter of 2015, we provided updates to aircraft maintenance manuals to Iran Air. These updates were authorized by a license from the U.S. Office of Foreign Assets Control (“OFAC”). Boeing applied for the OFAC license consistent with guidance from the U.S. Government in connection with ongoing negotiations between the “P5+1” nations and Iran related to, among other things, the safety of Iran’s civil aviation industry. We generated no revenues or net profits from these activities. We may engage in additional activities pursuant to this license, which may require additional disclosure pursuant to Section 13(r) of the Act.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2014.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2015 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended June 30, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2015 thru 4/30/2015	7,305,095	$150.72	7,299,316	$8,400
5/1/2015 thru 5/31/2015	2,777,659	145.02	2,758,590	8,000
6/1/2015 thru 6/30/2015	3,517,199	142.36	3,512,589	7,500
Total	13,599,953	$147.39	13,570,495

(1)
We purchased an aggregate of 13,570,495 shares of our common stock in the open market pursuant to our repurchase program and 29,458 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 15, 2014, we announced a new repurchase plan for up to $12 billion of common stock, replacing the plan previously authorized in 2013.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of The Boeing Company, as amended and restated effective July 1, 2015 (Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 22, 2015).

10.1	Transition and Retirement Agreement dated June 22, 2015 (Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 22, 2015).

10.2	Notice of Terms of Restricted Stock Units (Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 22, 2015).

10.3	The Boeing Company 2003 Incentive Stock Plan, as amended and restated effective April 27, 2015.

10.4	The Boeing Company Elected Officer Annual Incentive Plan, as amended and restated effective April 27, 2015.

10.5	Incentive Compensation Plan for Employees of The Boeing Company and Subsidiaries, as amended and restated effective April 27, 2015.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 22, 2015	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller