Form 10-Q
period 2015-09-30
BOEING CO
filed 2015-10-21
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 14, 2015, there were 669,983,631 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2015

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Sales of products	$64,408	$58,920	$23,000	$21,378
Sales of services	8,133	7,374	2,849	2,406
Total revenues	72,541	66,294	25,849	23,784

Cost of products	(55,020)	(50,023)	(19,393)	(18,091)
Cost of services	(6,377)	(5,965)	(2,191)	(1,966)
Boeing Capital interest expense	(49)	(53)	(16)	(18)
Total costs and expenses	(61,446)	(56,041)	(21,600)	(20,075)
	11,095	10,253	4,249	3,709
Income from operating investments, net	207	212	78	92
General and administrative expense	(2,594)	(2,727)	(889)	(932)
Research and development expense, net	(2,426)	(2,292)	(857)	(750)
Gain/(loss) on dispositions, net		2	(1)
Earnings from operations	6,282	5,448	2,580	2,119
Other (loss)/income, net	(23)	11	(26)	(9)
Interest and debt expense	(203)	(252)	(67)	(79)
Earnings before income taxes	6,056	5,207	2,487	2,031
Income tax expense	(1,906)	(1,227)	(783)	(669)
Net earnings	$4,150	$3,980	$1,704	$1,362

Basic earnings per share	$5.99	$5.43	$2.50	$1.88

Diluted earnings per share	$5.92	$5.36	$2.47	$1.86

Cash dividends paid per share	$2.73	$2.19	$0.91	$0.73

Weighted average diluted shares (millions)	700.9	742.3	689.0	731.9
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Net earnings	$4,150	$3,980	$1,704	$1,362
Other comprehensive income, net of tax:
Currency translation adjustments	(79)	(34)	(35)	(72)
Unrealized gain/(loss) on certain investments, net of tax ($5), ($1), ($2), and $1	5	2	1	(1)
Unrealized (loss)/gain on derivative instruments:
Unrealized loss arising during period, net of tax of $78, $36, $41, and $50	(139)	(64)	(73)	(89)
Reclassification adjustment for gains/(losses) included in net earnings, net of tax of ($28), $1, ($12), and $1	52	(2)	24	(3)
Total unrealized loss on derivative instruments, net of tax	(87)	(66)	(49)	(92)
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service cost included in net periodic pension cost, net of tax of ($16), ($9), ($5), and ($3)	29	16	10	5
Net actuarial gain/(loss) arising during the period, net of tax of ($2), ($348), $15, and ($1)	4	623	(27)	1
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($425), ($275), ($143), and ($90)	765	498	257	165
Settlements and curtailments included in net income, net of tax of ($2), ($113), $0, and $0	3	202
Total defined benefit pension plans and other postretirement benefits, net of tax	801	1,339	240	171
Other comprehensive income, net of tax	640	1,241	157	6
Comprehensive (loss)/income related to noncontrolling interests	(2)	9	(1)	3
Comprehensive income, net of tax	$4,788	$5,230	$1,860	$1,371
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2015	December 31 2014
Assets
Cash and cash equivalents	$9,383	$11,733
Short-term and other investments	474	1,359
Accounts receivable, net	8,854	7,729
Current portion of customer financing, net	227	190
Deferred income taxes	14	18
Inventories, net of advances and progress billings	48,624	46,756
Total current assets	67,576	67,785
Customer financing, net	3,231	3,371
Property, plant and equipment, net of accumulated depreciation of $16,188 and $15,689	11,614	11,007
Goodwill	5,122	5,119
Acquired intangible assets, net	2,706	2,869
Deferred income taxes	6,146	6,576
Investments	1,277	1,154
Other assets, net of accumulated amortization of $441 and $479	1,326	1,317
Total assets	$98,998	$99,198
Liabilities and equity
Accounts payable	$11,777	$10,667
Accrued liabilities	12,770	13,343
Advances and billings in excess of related costs	23,442	23,175
Deferred income taxes and income taxes payable	9,205	8,603
Short-term debt and current portion of long-term debt	614	929
Total current liabilities	57,808	56,717
Accrued retiree health care	6,746	6,802
Accrued pension plan liability, net	17,795	17,182
Non-current income taxes payable	378	358
Other long-term liabilities	1,083	1,208
Long-term debt	8,402	8,141
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,771	4,625
Treasury stock, at cost – 341,300,206 and 305,533,606 shares	(28,898)	(23,298)
Retained earnings	39,069	36,180
Accumulated other comprehensive loss	(13,263)	(13,903)
Total shareholders’ equity	6,740	8,665
Noncontrolling interests	46	125
Total equity	6,786	8,790
Total liabilities and equity	$98,998	$99,198
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2015	2014
Cash flows – operating activities:
Net earnings	$4,150	$3,980
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	141	152
Depreciation and amortization	1,349	1,378
Investment/asset impairment charges, net	124	140
Customer financing valuation benefit	(3)	(26)
Gain on dispositions, net		(2)
Other charges and credits, net	230	145
Excess tax benefits from share-based payment arrangements	(139)	(104)
Changes in assets and liabilities –
Accounts receivable	(1,202)	(1,385)
Inventories, net of advances and progress billings	(2,186)	(4,425)
Accounts payable	1,058	1,819
Accrued liabilities	(196)	(1,054)
Advances and billings in excess of related costs	270	1,100
Income taxes receivable, payable and deferred	824	887
Other long-term liabilities	40	(42)
Pension and other postretirement plans	1,837	746
Customer financing, net	45	494
Other	(98)	57
Net cash provided by operating activities	6,244	3,860
Cash flows – investing activities:
Property, plant and equipment additions	(1,827)	(1,568)
Property, plant and equipment reductions	24	27
Acquisitions, net of cash acquired	(23)	(163)
Contributions to investments	(1,341)	(7,874)
Proceeds from investments	2,169	10,608
Other	33	4
Net cash (used)/provided by investing activities	(965)	1,034
Cash flows – financing activities:
New borrowings	761	105
Debt repayments	(864)	(910)
Repayments of distribution rights and other asset financing		(184)
Stock options exercised	331	293
Excess tax benefits from share-based payment arrangements	139	104
Employee taxes on certain share-based payment arrangements	(93)	(94)
Common shares repurchased	(6,001)	(5,000)
Dividends paid	(1,882)	(1,596)
Other		(12)
Net cash used by financing activities	(7,609)	(7,294)
Effect of exchange rate changes on cash and cash equivalents	(20)	(33)
Net decrease in cash and cash equivalents	(2,350)	(2,433)
Cash and cash equivalents at beginning of year	11,733	9,088
Cash and cash equivalents at end of period	$9,383	$6,655
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2014	$5,061	$4,415	($17,671)	$32,964	($9,894)	$122	$14,997
Net earnings				3,980		9	3,989
Other comprehensive income, net of tax of ($709)					1,241		1,241
Share-based compensation and related dividend equivalents		159		(10)			149
Excess tax pools		104					104
Treasury shares issued for stock options exercised, net		18	276				294
Treasury shares issued for other share-based plans, net		(124)	46				(78)
Common shares repurchased			(5,000)				(5,000)
Cash dividends declared ($1.46 per share)				(1,054)			(1,054)
Changes in noncontrolling interests						(5)	(5)
Balance at September 30, 2014	$5,061	$4,572	($22,349)	$35,880	($8,653)	$126	$14,637

Balance at January 1, 2015	$5,061	$4,625	($23,298)	$36,180	($13,903)	$125	$8,790
Net earnings				4,150		(2)	4,148
Other comprehensive income, net of tax of ($400)					640		640
Share-based compensation and related dividend equivalents		154		(13)			141
Excess tax pools		141					141
Treasury shares issued for stock options exercised, net		(19)	350				331
Treasury shares issued for other share-based plans, net		(130)	51				(79)
Common shares repurchased			(6,001)				(6,001)
Cash dividends declared ($1.82 per share)				(1,248)			(1,248)
Changes in noncontrolling interests						(77)	(77)
Balance at September 30, 2015	$5,061	$4,771	($28,898)	$39,069	($13,263)	$46	$6,786
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Revenues:
Commercial Airplanes	$49,950	$43,151	$17,692	$16,110
Defense, Space & Security:
Boeing Military Aircraft	10,283	10,509	4,051	3,534
Network & Space Systems	5,797	5,823	2,127	2,027
Global Services & Support	6,523	6,961	2,172	2,352
Total Defense, Space & Security	22,603	23,293	8,350	7,913
Boeing Capital	315	263	114	91
Unallocated items, eliminations and other	(327)	(413)	(307)	(330)
Total revenues	$72,541	$66,294	$25,849	$23,784
Earnings from operations:
Commercial Airplanes	$4,591	$4,849	$1,768	$1,797
Defense, Space & Security:
Boeing Military Aircraft	880	935	496	439
Network & Space Systems	563	507	245	189
Global Services & Support	868	774	281	228
Total Defense, Space & Security	2,311	2,216	1,022	856
Boeing Capital	41	66	10	(11)
Unallocated items, eliminations and other	(661)	(1,683)	(220)	(523)
Earnings from operations	6,282	5,448	2,580	2,119
Other (loss)/income, net	(23)	11	(26)	(9)
Interest and debt expense	(203)	(252)	(67)	(79)
Earnings before income taxes	6,056	5,207	2,487	2,031
Income tax expense	(1,906)	(1,227)	(783)	(669)
Net earnings	$4,150	$3,980	$1,704	$1,362
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 18 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2014 Annual Report on Form 10-K.
Standards Issued and Not Yet Implemented
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating when to adopt the new standard, the impacts of adoption and the implementation approach to be used.
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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the nine months ended September 30, 2015 and 2014, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all contracts decreased Earnings from operations by $384 and $54 and diluted earnings per share by $0.38 and $0.06. For the three months ended September 30, 2015 and 2014, net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings from operations by $210 and $91 and diluted earnings per share by $0.21 and $0.08.

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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Net earnings	$4,150	$3,980	$1,704	$1,362
Less: earnings available to participating securities	5	5	3	2
Net earnings available to common shareholders	$4,145	$3,975	$1,701	$1,360
Basic
Basic weighted average shares outstanding	692.9	733.3	681.3	722.8
Less: participating securities	1.1	1.3	1.2	1.3
Basic weighted average common shares outstanding	691.8	732.0	680.1	721.5
Diluted
Basic weighted average shares outstanding	692.9	733.3	681.3	722.8
Dilutive potential common shares(1)	8.0	9.0	7.7	9.1
Diluted weighted average shares outstanding	700.9	742.3	689.0	731.9
Less: participating securities	1.1	1.3	1.2	1.3
Diluted weighted average common shares outstanding	699.8	741.0	687.8	730.6
Net earnings per share:
Basic	$5.99	$5.43	$2.50	$1.88
Diluted	5.92	5.36	2.47	1.86

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Performance awards	5.9	5.3	5.9	4.6
Performance-based restricted stock units	2.3	1.3	2.3	1.3

Note 3 – Income Taxes
Our effective income tax rates were 31.5% and 31.5% for the nine and three months ended September 30, 2015 and 23.6% and 32.9% for the same periods in the prior year. The effective tax rate for the nine months ended September 30, 2015 is higher than the comparable prior year period primarily due to the tax benefits of $524 recorded in the second quarter of 2014 related to tax basis adjustments and settlement of the 2007-2008 and 2009-2010 federal tax audits. The effective tax rate for the three months ended September 30, 2015 is lower than the comparable prior year period primarily due to a higher U.S. manufacturing activity tax benefit than in 2014.
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
Note 4 – Accounts Receivable, net
Accounts receivable, net as of September 30, 2015, includes $108 of unbillable receivables on a long-term contract with LightSquared, LP (LightSquared) related to the construction of two commercial satellites. One of the satellites has been delivered, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. We believe that our rights in the second satellite and related ground-segment assets are sufficient to protect the value of our receivables in the event LightSquared fails to make payments as contractually required or rejects its contract with us. Given the uncertainties inherent in bankruptcy proceedings, it is reasonably possible that we could incur losses related to these receivables in connection with the LightSquared bankruptcy.
Note 5 – Inventories
Inventories consisted of the following:

	September 30 2015	December 31 2014
Long-term contracts in progress	$14,275	$13,381
Commercial aircraft programs	56,278	55,220
Commercial spare parts, used aircraft, general stock materials and other	6,506	7,421
Inventory before advances and progress billings	77,059	76,022
Less advances and progress billings	(28,435)	(29,266)
Total	$48,624	$46,756

Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At September 30, 2015, the inventory balance was $120 (net of advances of $317) and $154 (net of advances of $322) at December 31, 2014. At September 30, 2015, $222 of this inventory related to unsold launches. See Note 10.
Capitalized precontract costs of $664 and $1,281 at September 30, 2015 and December 31, 2014, are included in inventories.
At September 30, 2015 and December 31, 2014, commercial aircraft programs inventory included the following amounts related to the 787 program: $35,282 and $33,163 of work in process (including deferred production costs of $28,309 and $26,149), $2,267 and $2,257 of supplier advances, and $3,908 and $3,801 of unamortized tooling and other non-recurring costs. At September 30, 2015, $22,496 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $9,721 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At September 30, 2015 and December 31, 2014, commercial aircraft programs inventory included the following amounts related to the 747 program: $1,891 and $1,741 of deferred production costs, net of previously recorded reach-forward losses, and $405 and $476 of unamortized tooling costs. At September 30, 2015, $739 of 747 deferred production and unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $1,557 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,109 and $3,341 at September 30, 2015 and December 31, 2014.
Used aircraft in inventories at Commercial Airplanes totaled $248 and $275 at September 30, 2015 and December 31, 2014.
Note 6 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	September 30 2015	December 31 2014
Financing receivables:
Investment in sales-type/finance leases	$1,659	$1,535
Notes	347	370
Total financing receivables	2,006	1,905
Operating lease equipment, at cost, less accumulated depreciation of $461 and $571	1,470	1,677
Gross customer financing	3,476	3,582
Less allowance for losses on receivables	(18)	(21)
Total	$3,458	$3,561
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At September 30, 2015 and December 31, 2014, we individually evaluated for impairment customer financing receivables of $89 and $86 and determined that none of these were impaired.

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
Our financing receivable balances by internal credit rating category are shown below.

Rating categories	September 30 2015	December 31 2014
BBB	$990	$1,055
BB	555
B	272	633
CCC	100	131
Other	89	86
Total carrying value of financing receivables	$2,006	$1,905
At September 30, 2015, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 16%, 9% and 2% to the exposure associated with those receivables.
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

	September 30 2015	December 31 2014
717 Aircraft ($405 and $421 accounted for as operating leases)	$1,473	$1,562
747 Aircraft (Accounted for as operating leases)	734	601
MD-80 Aircraft (Accounted for as sales-type finance leases)	327	358
757 Aircraft ($57 and $349 accounted for as operating leases)	285	370
767 Aircraft ($78 and $47 accounted for as operating leases)	182	158
737 Aircraft ($118 and $127 accounted for as operating leases)	118	156
MD-11 Aircraft (Accounted for as operating leases)	60	114

Note 7 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2015	December 31 2014
Time deposits	406	$1,295
Pledged money market funds (1)	38	38
Available-for-sale investments	17	7
Equity method investments (2)	1,226	1,114
Restricted cash (3)	29	26
Other investments	35	33
Total	$1,751	$2,513

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $186 and $62 for the nine and three months ended September 30, 2015 and $215 and $81 during the same periods in the prior year.

(3)	Restricted to pay certain claims related to workers' compensation and life insurance premiums for certain employees.
Note 8 – Other Assets
Sea Launch
At September 30, 2015 and December 31, 2014, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On October 19, 2009, we filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment. On October 7, 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter but did not resolve the merits of our claim. We filed a notice appealing the arbitrator’s ruling on January 11, 2011. On April 11, 2014, the appellate court entered a ruling that the decision of the arbitrator is not appealable. On May 9, 2014, we filed a brief with the Supreme Court of Sweden appealing the appellate court's April 11, 2014 ruling. On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment and the $209 partner loan obligations. On September 28, 2015, the district court granted summary judgment in Boeing’s favor on all claims against the other partners. Further proceedings will determine the final damage amount, including potential interest payments. If the partners decide to appeal or seek reconsideration of the district court’s ruling additional proceedings would ensue. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional charges. Our current assessment as to the collectability of these receivables takes into account the current economic conditions in Russia and Ukraine, although we will continue to monitor the situation.

Note 9 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the nine months ended September 30, 2015 and 2014.

	2015	2014
Beginning balance – January 1	$601	$649
Reductions for payments made	(52)	(36)
Changes in estimates	34	25
Ending balance – September 30	$583	$638
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2015 and December 31, 2014, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $845 and $874.
Product Warranties
The following table summarizes product warranty activity recorded during the nine months ended September 30, 2015 and 2014.

	2015	2014
Beginning balance – January 1	$1,504	$1,570
Additions for current year deliveries	312	416
Reductions for payments made	(262)	(336)
Changes in estimates	(101)	(167)
Ending balance - September 30	$1,453	$1,483
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
Trade-in commitment agreements at September 30, 2015 have expiration dates from 2015 through 2026. At September 30, 2015, and December 31, 2014 total contractual trade-in commitments were $1,601 and $2,392. As of September 30, 2015 and December 31, 2014, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $345 and $446 and the fair value of the related trade-in aircraft was $345 and $446.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $17,858 and $16,723 as of September 30, 2015 and December 31, 2014. The estimated earliest potential funding dates for these commitments as of September 30, 2015 are as follows:

Total
October through December 2015	$214
2016	3,362
2017	3,814
2018	3,344
2019	3,353
Thereafter	3,771
$17,858
As of September 30, 2015, $17,842 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,735 and $3,985 as of September 30, 2015 and December 31, 2014.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of September 30, 2015, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 5.
C-17
We plan to end production of C-17 aircraft in the fourth quarter of 2015. At September 30, 2015, one aircraft remained unsold, while our backlog includes international orders for four C-17 aircraft that are scheduled for delivery in 2016. During the first nine months of 2015 we received orders for six C-17 aircraft and we believe it is probable that we will receive an order for the remaining unsold aircraft from an international customer. Should an order not materialize we could incur charges to write down inventory.

F/A-18
At September 30, 2015, our backlog included 40 F/A-18 aircraft under contract with the U.S. Navy. The orders in backlog, combined with anticipated orders for 15 aircraft funded in the Consolidated and Further Continuing Appropriations Act, 2015, would complete production in 2017. The President’s Fiscal Year 2016 (FY 2016) budget request submitted in February 2015 did not include F/A-18 aircraft. However, in March 2015, the Navy included 12 F/A-18s in its unfunded priorities list and subsequently all four congressional defense oversight committees have included these aircraft in their proposed FY 2016 budgets. We are also continuing to pursue additional orders from international customers. Should additional orders not materialize, it is reasonably possible that we will decide in the next twelve months to end production of the F/A-18 at a future date. We are still evaluating the full financial impact of a potential production shutdown, including any recovery that may be available from the U.S. government.

United States Government Defense Environment Overview
U.S. government appropriation levels remain subject to significant uncertainty. In August 2011, the Budget Control Act (The Act) established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years (FY). The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. While the impact of sequestration cuts was reduced with respect to FY2014 and FY2015 following the enactment of The Bipartisan Budget Act in December 2013, significant uncertainty remains with respect to overall levels of defense spending. It is likely that U.S. government discretionary spending levels for FY2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts.
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
In addition to the risks described above, if Congress is unable to raise the debt limit or pass appropriations bills in a timely manner, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. The U.S. government is operating on a Continuing Resolution (CR) which funds discretionary activities from October 1, 2015 until December 11, 2015. Under the CR, funding rates are held at FY2015 enacted levels with restrictions on new starts, production rate increases and new multi-year procurements. If such restrictions remain throughout FY2016, it could negatively impact a number of our programs.
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
747 and 787 Commercial Airplane Programs
The development and initial production of new commercial airplanes and new commercial airplane derivatives, which include the 747 and 787, entail significant commitments to customers and suppliers as well as substantial investments in working capital, infrastructure and research and development. The 747 and 787 programs had gross margins that were breakeven or near breakeven during the nine and three months ended September 30, 2015.
Lower-than-expected demand for large commercial passenger and freighter aircraft and slower-than- expected growth of global freight traffic have resulted in ongoing pricing pressures and fewer 747 orders than anticipated. We continue to have a number of unsold 747 production positions. If market, production, and other risks cannot be mitigated, the program could face a reach-forward loss that may be material.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Contingent repurchase commitments	$1,650	$1,375	$1,631	$1,364	$6	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	107	114
Contract pricing	261	261			7	7
Other Delta contracts	231	150			5
Other indemnifications		63				20
Credit guarantees	30	30	27	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.

Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,253 of the $1,360 of inventory that was contributed by us and has yet to consume $107. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,352 through September 30, 2015. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $71 of indemnification payments to ULA.
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
Other Indemnifications As part of the 2004 sale agreement with General Electric Capital Corporation (GECC) related to the sale of BCC's Commercial Financial Services business, BCC was involved in a loss sharing arrangement for losses on transferred portfolio assets, such as asset sales, provisions for loss or asset impairment charges offset by gains from asset sales. At June 30, 2015 and December 31, 2014, our maximum future cash exposure to losses associated with the loss sharing arrangement was $44 and $63 and our accrued liability under the loss sharing arrangement was $12 and $20. During the third quarter of 2015, BCC made a final payment of $12 to GECC to settle all claims under the arrangement.
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
Note 12 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2015	2014	2015	2014
Service cost	$1,325	$1,244	$441	$415
Interest cost	2,242	2,300	748	758
Expected return on plan assets	(3,024)	(3,125)	(1,008)	(1,042)
Amortization of prior service costs	147	133	49	44
Recognized net actuarial loss	1,184	768	392	254
Settlement/curtailment/other losses	194	372	83	35
Net periodic benefit cost	$2,068	$1,692	$705	$464
Net periodic benefit cost included in Earnings from operations	$1,837	$2,443	$529	$715

	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefit Plans	2015	2014	2015	2014
Service cost	$105	$97	$35	$33
Interest cost	186	216	62	72
Expected return on plan assets	(6)	(6)	(2)	(2)
Amortization of prior service credits	(102)	(108)	(34)	(36)
Recognized net actuarial loss	23	6	8	2
Settlement and curtailment loss	9		4
Net periodic benefit cost	$215	$205	$73	$69
Net periodic benefit cost included in Earnings from operations	$226	$214	$65	$71
In the nine and three months ended September 30, 2015, we recorded charges of $194 and $83 related to curtailments and other benefit changes associated with certain of our defined benefit plans.

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
Performance Awards
On February 23, 2015, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2017. At September 30, 2015, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $348.

Note 14 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the nine and three months ended September 30, 2015 and 2014 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2014	$150	($8)	($6)	($10,030)		($9,894)
Other comprehensive income/(loss) before reclassifications	(34)	2	(64)	623		527
Amounts reclassified from AOCI			(2)	716	(2)	714
Net current period Other comprehensive income/(loss)	(34)	2	(66)	1,339		1,241
Balance at September 30, 2014	$116	($6)	($72)	($8,691)		($8,653)

Balance at January 1, 2015	$53	($8)	($136)	($13,812)		($13,903)
Other comprehensive income/(loss) before reclassifications	(79)	5	(139)	4		(209)
Amounts reclassified from AOCI			52	797	(2)	849
Net current period Other comprehensive income/(loss)	(79)	5	(87)	801		640
Balance at September 30, 2015	($26)	($3)	($223)	($13,011)		($13,263)

Balance at June 30, 2014	$188	($5)	$20	($8,862)		($8,659)
Other comprehensive income/(loss) before reclassifications	(72)	(1)	(89)	1		(161)
Amounts reclassified from AOCI			(3)	170	(2)	167
Net current period Other comprehensive income/(loss)	(72)	(1)	(92)	171		6
Balance at September 30, 2014	$116	($6)	($72)	($8,691)		($8,653)

Balance at June 30, 2015	$9	($4)	($174)	($13,251)		($13,420)
Other comprehensive income/(loss) before reclassifications	(35)	1	(73)	(27)		(134)
Amounts reclassified from AOCI			24	267	(2)	291
Net current period Other comprehensive income/(loss)	(35)	1	(49)	240		157
Balance at September 30, 2015	($26)	($3)	($223)	($13,011)		($13,263)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial gains/losses, settlements, and curtailments for the nine months ended September 30, 2014 totaling $700 (net of tax of $(388)) and to amortization of actuarial gains/losses for the three months ended September 30, 2014 totaling $165 (net of tax of $(90)) and the nine and three months ended September 30, 2015 totaling $768 and $257 (net of tax of $(427) and $(143)). These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 12.

Note 15 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, commodity swaps, and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2021. We use commodity derivatives, such as swaps and fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2017.
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

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2015	December 31 2014	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,793	$2,586	$8	$9	($326)	($204)
Interest rate contracts	125	125	11	10
Commodity contracts	16	31		1	(14)	(24)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	399	319	6	21	(13)	(5)
Commodity contracts	790	3
Total derivatives	$4,123	$3,064	25	41	(353)	(233)
Netting arrangements			(9)	(16)	9	16
Net recorded balance			$16	$25	($344)	($217)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($137)	($65)	($71)	($85)
Commodity contracts	(2)	1	(2)	(4)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(44)	14	(21)	7
Commodity contracts	(8)	(12)	(3)	(4)
Forward points recognized in Other income, net:
Foreign exchange contracts	8	25	1	9
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	(3)	(5)	(5)	1
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $161 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the nine and three months ended September 30, 2015 and 2014.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at September 30, 2015 was $48. At September 30, 2015, there was no collateral posted related to our derivatives.
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

	September 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,078	$3,078			$3,826	$3,826
Available-for-sale investments	17	17			7	7
Derivatives	16		$16		25		$25
Total assets	$3,111	$3,095	$16		$3,858	$3,833	$25
Liabilities
Derivatives	($344)		($344)		($217)		($217)
Total liabilities	($344)		($344)		($217)		($217)

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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2015		2014
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$271	($117)	$157	($92)
Property, plant and equipment	8	(5)	19	(14)
Total	$279	($122)	$176	($106)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$271	Market approach	Aircraft value publications	$207 - $353(1) Median $307
			Aircraft condition adjustments	($77) - $41(2) Net ($36)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2015
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$8,854	$8,956		$8,956
Notes receivable, net	345	368		368
Liabilities
Debt, excluding capital lease obligations	(8,861)	(10,404)		(10,223)	(181)

	December 31, 2014
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$7,729	$7,845		$7,845
Notes receivable, net	366	395		395
Liabilities
Debt, excluding capital lease obligations	(8,909)	(10,686)		(10,480)	($206)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2015 and December 31, 2014. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Employment, Labor and Benefits Litigation
In connection with the 2005 sale of the former Wichita facility to Spirit AeroSystems, Inc. (Spirit), on February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas, alleging collective bargaining agreement breaches and Employee Retirement Income Security Act (ERISA) violations in connection with alleged failures to provide benefits to certain former employees of the Wichita facility. During the third quarter of 2015, the district court approved a settlement, subject to an appeals period scheduled to expire on October 28, 2015. We expect that payment of $90 will be made to settle the matter during the fourth quarter of 2015. Spirit is obligated to indemnify Boeing for settlement of this matter and we intend to pursue full indemnification from Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. We expect to fully recover from Spirit and do not expect to incur any losses due to this settlement.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. The parties reached a provisional settlement on August 26, 2015, subject to a confidentiality order pending final approval of the settlement by the district court. We do not expect this matter or the associated settlement to have a material effect on our financial position, results of operations or cash flows.
Note 18 – Segment Information
Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. See page 6 for a Summary of Business Segment Data, which is an integral part of this note.
Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Commercial Airplanes	$1,143	$1,223	$595	$671
Boeing Capital	12	14	4	3
Total	$1,155	$1,237	$599	$674

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Share-based plans	($57)	($66)	($20)	($22)
Deferred compensation	(10)	(22)	38	(3)
Amortization of previously capitalized interest	(70)	(55)	(21)	(19)
Total Other and Eliminations	(324)	(472)	(160)	(168)
Sub-total	(461)	(615)	(163)	(212)
Pension	(293)	(1,135)	(84)	(331)
Postretirement	93	67	27	20
Pension and Postretirement	(200)	(1,068)	(57)	(311)
Total	($661)	($1,683)	($220)	($523)
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
Assets
Segment assets are summarized in the table below:

	September 30 2015	December 31 2014
Commercial Airplanes	$58,299	$55,149
Defense, Space & Security:
Boeing Military Aircraft	7,139	7,229
Network & Space Systems	6,399	5,895
Global Services & Support	4,768	4,589
Total Defense, Space & Security	18,306	17,713
Boeing Capital	3,439	3,525
Unallocated items, eliminations and other	18,954	22,811
Total	$98,998	$99,198
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by Shared Services Group as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.
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
October 21, 2015

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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Revenues	$72,541	$66,294	$25,849	$23,784

GAAP
Earnings from operations	$6,282	$5,448	$2,580	$2,119
Operating margins	8.7%	8.2%	10.0%	8.9%
Effective income tax rate	31.5%	23.6%	31.5%	32.9%
Net earnings	$4,150	$3,980	$1,704	$1,362
Diluted earnings per share	$5.92	$5.36	$2.47	$1.86

Non-GAAP (1)
Core operating earnings	$6,482	$6,516	$2,637	$2,430
Core operating margin	8.9%	9.8%	10.2%	10.2%
Core earnings per share	$6.11	$6.30	$2.52	$2.14

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 48 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Commercial Airplanes	$49,950	$43,151	$17,692	$16,110
Defense, Space & Security	22,603	23,293	8,350	7,913
Boeing Capital	315	263	114	91
Unallocated items, eliminations and other	(327)	(413)	(307)	(330)
Total	$72,541	$66,294	$25,849	$23,784
Revenues for the nine and three months ended September 30, 2015 increased by $6,247 million and $2,065 million, or 9% in both periods compared with 2014. Commercial Airplanes revenues increased by $6,799 million and $1,582 million, or 16% and 10% due to higher airplane deliveries and mix. Defense, Space & Security (BDS) revenues for the nine months ended September 30, 2015 decreased by $690 million, or 3% compared with the same period in 2014 due to lower revenues in all three segments. BDS revenues for the three months ended September 30, 2015 increased by $437 million, or 6% compared with the same period in 2014 due to higher revenues in Boeing Military Aircraft (BMA) and Network & Space Systems (N&SS) segments, partially offset by lower revenues in the Global Services & Support (GS&S) segment.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Commercial Airplanes	$4,591	$4,849	$1,768	$1,797
Defense, Space & Security	2,311	2,216	1,022	856
Boeing Capital	41	66	10	(11)
Unallocated pension and other postretirement benefit expense	(200)	(1,068)	(57)	(311)
Other unallocated items and eliminations	(461)	(615)	(163)	(212)
Earnings from operations (GAAP)	$6,282	$5,448	$2,580	$2,119
Unallocated pension and other postretirement benefit expense	200	1,068	57	311
Core operating earnings (Non-GAAP)	$6,482	$6,516	$2,637	$2,430
Earnings from operations for the nine months ended September 30, 2015 increased by $834 million compared with the same period in 2014 primarily reflecting lower unallocated pension and other postretirement benefit expense of $868 million and the change in other unallocated items and eliminations, partially offset by higher charges of $410 million related to the USAF KC-46A Tanker recorded by Commercial Airplanes and our BMA segment. Earnings from operations for the three months ended September 30, 2015 increased by $461 million compared with the same period in 2014 primarily reflecting the change in unallocated pension and other postretirement benefit expense of $254 million and higher earnings at BDS.
During the nine months ended September 30, 2015 and 2014, we recorded reach-forward losses of $835 million and $425 million on the USAF KC-46A Tanker contract. $513 million of the 2015 charge was recorded at Commercial Airplanes and $322 million at our BMA segment. $238 million of the 2014 charge was recorded at Commercial Airplanes and $187 million at our BMA segment.
Core operating earnings for the nine months ended September 30, 2015 decreased by $34 million compared with the same period in 2014 primarily due to the higher 2015 USAF KC-46A Tanker charges, partially offset by the change in other unallocated items and eliminations and higher earnings in the GS&S and N&SS segments. Core operating earnings for the three months ended September 30, 2015 increased by $207 million compared to the same period in 2014 primarily reflecting higher earnings at BDS.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Share-based plans	($57)	($66)	($20)	($22)
Deferred compensation	(10)	(22)	38	(3)
Eliminations and other unallocated items	(394)	(527)	(181)	(187)
Sub-total (included in core operating earnings*)	(461)	(615)	(163)	(212)
Pension	(293)	(1,135)	(84)	(331)
Postretirement	93	67	27	20
Pension and other postretirement benefit expense (excluded from core operating earnings*)	(200)	(1,068)	(57)	(311)
Total	($661)	($1,683)	($220)	($523)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 48.
Deferred compensation expense for the nine and three months ended September 30, 2015 decreased by $12 million and $41 million compared with the same periods in 2014 primarily driven by changes in broad stock market conditions and our stock price.
Eliminations and other unallocated loss for the nine months ended September 30, 2015 decreased by $133 million compared with the same periods in 2014 primarily due to the timing of the elimination of profit on intercompany aircraft deliveries and expense allocations.
We recorded net periodic benefit cost related to pension of $2,068 million and $705 million for the nine and three months ended September 30, 2015 compared with $1,692 million and $464 million for the same periods in 2014. The components of net periodic benefit cost are shown in the following table:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2015	2014	2015	2014
Service cost	$1,325	$1,244	$441	$415
Interest cost	2,242	2,300	748	758
Expected return on plan assets	(3,024)	(3,125)	(1,008)	(1,042)
Amortization of prior service costs	147	133	49	44
Recognized net actuarial loss	1,184	768	392	254
Settlement/curtailment/other losses	194	372	83	35
Net periodic benefit cost	$2,068	$1,692	$705	$464
The increase in net periodic pension benefit cost for the nine months ended September 30, 2015 of $376 million is primarily due to $416 million of higher amortization of actuarial losses which more than offset $178 million of lower curtailment charges. For the three months ended September 30, 2015 net periodic pension benefit cost increased by $241 million over the same period in 2014 reflecting $138 million of higher amortization of actuarial losses and $48 million of higher curtailment charges.

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

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2015	2014	2015	2014
Allocated to business segments	($1,544)	($1,308)	($445)	($384)
Other unallocated items and eliminations	(293)	(1,135)	(84)	(331)
Total	($1,837)	($2,443)	($529)	($715)
Unallocated pension expense recognized in earnings in 2015 decreased by $842 million and $247 million for the nine and three months ended September 30, 2015 when compared with the corresponding periods in 2014. The nine month decrease is primarily due to lower amortization of pension costs capitalized as inventory in prior years and lower curtailment charges in 2015. The three month decrease reflects lower amortization of pension costs capitalized as inventory in prior years.
Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Earnings from operations	$6,282	$5,448	$2,580	$2,119
Other (loss)/income, net	(23)	11	(26)	(9)
Interest and debt expense	(203)	(252)	(67)	(79)
Earnings before income taxes	6,056	5,207	2,487	2,031
Income tax expense	(1,906)	(1,227)	(783)	(669)
Net earnings from continuing operations	$4,150	$3,980	$1,704	$1,362
Our effective income tax rates were 31.5% and 31.5% for the nine and three months ended September 30, 2015 and 23.6% and 32.9% for the same periods in the prior year. The effective tax rate for the nine months ended September 30, 2015 is higher than 2014 primarily due to tax benefits of $524 million recorded in the second quarter of 2014 relating to tax basis adjustments and settlement of the 2007 - 2010 federal tax audits. The effective tax rate for the three months ended September 30, 2015 is lower than the comparable prior year period primarily due to a higher U.S. manufacturing activity tax benefit than in 2014.
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

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2015	2014	Change	2015	2014	Change
Cost of sales	$61,446	$56,041	$5,405	$21,600	$20,075	$1,525
Cost of sales as a % of Revenues	84.7%	84.5%	0.2%	83.6%	84.4%	(0.8)%
Cost of sales for the nine months ended September 30, 2015 increased by $5,405 million, or 10% compared with the same period in 2014 primarily driven by the $6,247 million, or 9%, increase in revenues. Cost of sales at Commercial Airplanes increased by $6,717 million and cost of sales at BDS decreased by $517 million. Cost of sales as a percentage of revenue was approximately 84.7% in the nine months ended September 30, 2015 compared with 84.5% in the same period in 2014 primarily driven by the higher KC-46A Tanker charges, partially offset by lower pension settlement and curtailment charges.
Cost of sales for the three months ended September 30, 2015 increased by $1,525 million, or 8%, compared with the same period in 2014 driven by a $2,065 million, or 9%, increase in revenues. Cost of sales as a percentage of revenue was approximately 83.6% for the three months ended September 30, 2015 compared with 84.4% in the same period in 2014, primarily reflecting lower unallocated pension expense.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Commercial Airplanes	$1,713	$1,422	$616	$452
Defense, Space & Security	715	866	241	289
Other	(2)	4		9
Total	$2,426	$2,292	$857	$750
Research and development expense for the nine and three months ended September 30, 2015 increased by $134 million and $107 million compared with the same period in 2014 primarily due to higher spending on the 777X, which more than offset lower BDS spending.

Backlog

(Dollars in millions)	September 30 2015	December 31 2014
Total contractual backlog	$472,214	$487,092
Unobligated backlog	12,564	15,299
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the nine months ended September 30, 2015 compared with December 31, 2014 was primarily due to deliveries in excess of orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog of $12,564 million at September 30, 2015 decreased from December 31, 2014 primarily due to reclassifications to contractual backlog related to incremental funding for BDS contracts, partially offset by contract awards.
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
In second quarter 2014, we recorded a reach-forward loss of $425 million on the EMD contract. In second quarter 2015, we recorded an additional reach-forward loss of $835 million. $513 million of this loss was recorded at our Commercial Airplanes segment and the remaining $322 million was recorded in our BMA segment. The $835 million loss includes $670 million related to the EMD contract and $165 million related to LRIP aircraft. The reach-forward loss on the EMD contract was driven primarily by design changes required in the aircraft fuels and aerial refueling systems which were identified as we prepared for and conducted ground and flight testing. Other costs include additional qualification and certification testing as well as investments that will enable us to meet our delivery commitments in 2017. The reach-forward loss related to LRIP aircraft was primarily driven by increased manufacturing complexity resulting from design changes. As with any development program, this program remains subject to additional reach-forward losses if we experience technical or quality issues, schedule delays or increased costs.
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
Export-Import Bank of the United States Many of our non-U.S. customers finance purchases through the Export-Import Bank of the United States. The bank’s charter expired on June 30, 2015, leaving the bank unable to provide new commitments in respect of U.S. exports, including commercial aircraft. While the bank may continue to honor commitments made on or prior to June 30, if the bank’s charter is not reauthorized, or if the bank’s future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers. Certain of our non-U.S.

customers also may seek to delay purchases if they cannot obtain financing at reasonable costs, and there may be further impacts with respect to future sales campaigns involving non-U.S. customers. We continue to work with our customers to mitigate these risks and assist with alternative third party financing sources.
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
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Revenues	$49,950	$43,151	$17,692	$16,110
Earnings from operations	$4,591	$4,849	$1,768	$1,797
Operating margins	9.2%	11.2%	10.0%	11.2%

(Dollars in millions)	September 30 2015	December 31 2014
Contractual backlog	$425,976	$440,118
Unobligated backlog	226	360
Revenues
Revenues for the nine and three months ended September 30, 2015 increased by $6,799 million and $1,582 million or 16% and 10% compared with the same periods in 2014 primarily due to higher airplane deliveries and mix.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	†	767	777	787	Total
Deliveries during the first nine months of 2015	375	(11)	13	(1)	14	77	101	580
Deliveries during the first nine months of 2014	359	(10)	12	(2)	3	75	79	528
Deliveries during the third quarter of 2015	126	(5)	4	(1)	5	27	37	199
Deliveries during the third quarter of 2014	120	(4)	6	(2)	2	27	31	186
Cumulative deliveries as of 9/30/2015	5,593		1,514		1,081	1,340	329	9,857
Cumulative deliveries as of 12/31/2014	5,218		1,501		1,067	1,263	228	9,277
*     Intercompany deliveries identified by parentheses

†	Aircraft accounted for as revenues by Commercial Airplanes and as operating leases in consolidation identified by parentheses

Earnings From Operations
Earnings from operations for the nine and three months ended September 30, 2015 decreased by $258 million and $29 million compared with the same periods in 2014. These decreases are primarily due to higher research and development expense on the 777X and escalation across all programs. Decreased earnings for the nine month period are also due to higher 2015 reach-forward losses related to the USAF KC-46A Tanker contract. We recorded reach-forward losses on the USAF KC-46A Tanker contract of $513 million in the second quarter of 2015 and $238 million in the second quarter of 2014. Decreased earnings for the nine and three month periods were partially offset by higher new airplane deliveries. Operating margins decreased primarily due to the dilutive impact of 787 deliveries, higher research and development expense and the reach-forward loss.
Backlog
The decrease in contractual backlog during the nine months ended September 30, 2015 was due to deliveries in excess of orders.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 9/30/2015	737	747	767	777	777X	787
Program accounting quantities	8,200	1,574	1,147	1,650	*	1,300
Undelivered units under firm orders	4,243	23	81	235	306	768
Cumulative firm orders	9,836	1,537	1,162	1,575	306	1,097

	Program
As of 12/31/2014	737	747	767	777	777X	787
Program accounting quantities	7,800	1,574	1,113	1,600	*	1,300
Undelivered units under firm orders	4,299	36	47	278	286	843
Cumulative firm orders	9,517	1,537	1,114	1,541	286	1,071
* The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended September 30, 2015 and by 400 units during the nine months ended September 30, 2015 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 42 per month and plan an additional increase to 47 per month in 2017. We plan to further increase the rate to 52 per month in 2018. First delivery of the 737 MAX is expected in 2017.
747 Program Lower-than-expected demand for large commercial passenger and freighter aircraft and slower-than-expected growth of global freight traffic have resulted in ongoing pricing pressures and fewer orders than anticipated. We are currently producing at a rate of 1.3 per month with plans to reduce the rate to 1.0 per month beginning in March 2016. We have a number of unsold 747 production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If market, production and other risks cannot be mitigated, the program could face a reach-forward loss that may be material.

767 Program The accounting quantity for the 767 program increased by 34 units during the three months ended September 30, 2015 reflecting orders received during the quarter. The 767 assembly line includes a 767 derivative to support the tanker program. We are currently producing at a combined tanker and commercial production rate of 1.5 per month and plan to increase to 2 per month in 2016. We plan to further increase the rate to 2.5 per month in the fourth quarter of 2017.
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
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from thousands of employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft and derivatives, such as the 787-10, 737 MAX and 777X, involves increased risks associated with meeting development, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors due to changes in the inflation rate or other economic indicators, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, achieving anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview U.S. government appropriation levels remain subject to significant uncertainty. In August 2011, the Budget Control Act (The Act) established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years (FY). The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. While the impact of sequestration cuts was reduced with respect to FY2014 and FY2015 following the enactment of The Bipartisan Budget Act in December 2013, significant uncertainty remains with respect to overall levels of defense spending. It is likely that U.S. government discretionary spending levels for FY2016 and beyond will continue to be subject to significant pressure, including risk of future sequestration cuts.
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
In addition to the risks described above, if Congress is unable to raise the debt limit or pass appropriations bills in a timely manner, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. The U.S. government is operating on a Continuing Resolution (CR) which funds discretionary activities from October 1, 2015 until December 11, 2015. Under the CR, funding rates are held at FY2015 enacted levels with restrictions on new starts, production rate increases and new multi-year procurements. If such restrictions remain throughout FY2016, it could negatively impact a number of our programs.
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Revenues	$22,603	$23,293	$8,350	$7,913
Earnings from operations	$2,311	$2,216	$1,022	$856
Operating margins	10.2%	9.5%	12.2%	10.8%

(Dollars in millions)	September 30 2015	December 31 2014
Contractual backlog	$46,238	$46,974
Unobligated backlog	12,338	14,939

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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
F/A-18 Models	28	36	8	13
F-15 Models	8	10	3	2
C-17 Globemaster III	5	7	2	2
CH-47 Chinook (New)	35	46	14	14
CH-47 Chinook (Renewed)	6		1
AH-64 Apache (New)	18	30	6	11
AH-64 Apache (Remanufactured)	33	33	10	8
P-8 Models	10	6	4	4
AEW&C		3		1
C-40A	1
Total	144	171	48	55
Revenues
BDS revenues for the nine months ended September 30, 2015 decreased by $690 million compared with the same period in 2014 due to lower revenues in all three segments.
BDS revenues for the three months ended September 30, 2015 increased by $437 million compared with the same period in 2014 due to higher revenues of $517 million and $100 million in the BMA and N&SS segments, offset by lower revenues of $180 million in the GS&S segment.
Earnings From Operations
BDS earnings from operations for the nine months ended September 30, 2015 increased by $95 million compared with the same period in 2014 due to higher earnings of $94 million and $56 million in the GS&S and N&SS segments, offset by lower earnings of $55 million in the BMA segment.
BDS earnings from operations for the three months ended September 30, 2015 increased by $166 million compared to the same period in 2014 due to higher earnings in all three segments.
Backlog
BDS total backlog was $58,576 million at September 30, 2015, reflecting a decrease of 5% from December 31, 2014. For further details on the changes between periods, refer to the discussions of the individual segments below.
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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the nine months ended September 30, 2015 and 2014, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $129 million and $184 million. For the three months ended September 30, 2015 and 2014, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $210 million and $91 million.
Boeing Military Aircraft
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Revenues	$10,283	$10,509	$4,051	$3,534
Earnings from operations	$880	$935	$496	$439
Operating margins	8.6%	8.9%	12.2%	12.4%

(Dollars in millions)	September 30 2015	December 31 2014
Contractual backlog	$21,162	$21,119
Unobligated backlog	6,766	8,020
Revenues
BMA revenues for the nine months ended September 30, 2015 decreased by $226 million compared with the same period in 2014 primarily due to lower revenues of $1,057 million from fewer deliveries and mix on the F/A-18, V-22 and Apache programs as well as lower volume on proprietary programs. These decreases were partially offset by higher revenues primarily due to a cumulative catch-up adjustment on the F-15 program resulting from contract negotiations, higher milestone revenue on the KC-46A Tanker program and higher P-8 deliveries.
BMA revenues for the three months ended September 30, 2015 increased by $517 million when compared with the same period in 2014 primarily due to the F-15 cumulative catch-up adjustment, higher milestone revenue on the KC-46A Tanker and higher CH-47 Chinook deliveries, partially offset by a reduction of $600 million due to fewer F/A-18 deliveries, proprietary volume, and timing and mix of P-8 deliveries.

Earnings From Operations
BMA earnings from operations for the nine months ended September 30, 2015 decreased by $55 million compared with the same period in 2014, primarily due to higher charges of $135 million on the KC-46A Tanker contract, lower proprietary program, F/A-18 and V-22 revenues, partially offset by earnings recorded in the third quarter of 2015 related to the F-15 cumulative catch-up adjustment. BMA recorded charges of $322 million in the second quarter of 2015 and $187 million in the second quarter of 2014 related to the KC-46A Tanker contract. In addition, BMA recorded a charge of $48 million in the first quarter of 2014 to write-off inventory and accrue termination liabilities as a result of our decision to produce three fewer C-17 aircraft in 2015 than previously planned. Net unfavorable cumulative contract catch-up adjustments were $23 million in the nine months ended September 30, 2015 primarily driven by the KC-46A charges which were partially offset by favorable F-15 program adjustments. Net favorable cumulative contract catch-up adjustments were $14 million in the nine months ended September 30, 2014.
BMA earnings from operations for the three months ended September 30, 2015 increased by $57 million compared to the same period in 2014 primarily due to higher F-15 revenues and timing and mix of C-17 deliveries, partially offset by lower earnings of $125 million related to lower proprietary program volume and lower F/A-18 and V-22 revenues. Net favorable cumulative contract catch-up adjustments were $79 million higher in the three months ended September 30, 2015 than in the same period in 2014 primarily driven by the F-15 program.
Backlog
BMA total backlog of $27,928 million at September 30, 2015 decreased by 4% from December 31, 2014, reflecting revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for the Apache, F-15 and C-17 programs.
Additional Considerations
C-17 and F/A-18 See the discussions of the C-17 and F/A-18 programs in Note 9 to our Condensed Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 35.
Network & Space Systems
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Revenues	$5,797	$5,823	$2,127	$2,027
Earnings from operations	$563	$507	$245	$189
Operating margins	9.7%	8.7%	11.5%	9.3%

(Dollars in millions)	September 30 2015	December 31 2014
Contractual backlog	$8,327	$8,935
Unobligated backlog	4,799	5,987
Revenues
N&SS revenues for the nine months ended September 30, 2015 decreased by $26 million compared with the same period in 2014 primarily due to decreases related to lower milestone revenue on government and commercial satellite programs and lower volume on our proprietary, Space Launch System (SLS) and missile defense systems programs as well as our United Launch Alliance (ULA) joint venture. These decreases were partially offset by increased revenues of $713 million related to higher initial volume on the Commercial Crew program.
N&SS revenues for the three months ended September 30, 2015 increased by $100 million compared with the same period in 2014 primarily due to higher initial volume on the Commercial Crew program of $288 million, partially offset by lower milestone revenue on government and commercial satellite programs and lower volume on proprietary programs.
Earnings From Operations
N&SS earnings from operations for the nine months ended September 30, 2015 increased by $56 million compared with the same period in 2014 primarily due to improved performance on several Electronic and Information Solutions (E&IS) programs and higher initial volume on the Commercial Crew program totaling $153 million, partially offset by lower performance and mix on various programs. Net unfavorable cumulative contract catch-up adjustments were $10 million in the nine months ended September 30, 2015. Net favorable cumulative contract catch-up adjustments were $55 million in the nine months ended September 30, 2014.
N&SS earnings from operations for the three months ended September 30, 2015 increased by $56 million compared with the same period in 2014 primarily due to improved performance and mix on various commercial satellite, E&IS and missile defense system programs and higher revenues on the Commercial Crew program totaling $70 million, partially offset by lower performance on our ULA joint venture. Net favorable cumulative contract catch-up adjustments were $22 million in the three months ended September 30, 2015. Net unfavorable cumulative contract catch-up adjustments were $2 million in the three months ended September 30, 2014.
N&SS earnings from operations include equity earnings of $140 million and $54 million for the nine and three months ended September 30, 2015 compared to $163 million and $74 million for the same periods in 2014 primarily from our ULA joint venture.
Backlog
N&SS total backlog was $13,126 million at September 30, 2015, reflecting a decrease of 12% from December 31, 2014 primarily due to revenue recognized on contracts awarded in prior years, partially offset by current year contract awards, including orders from NASA for International Space Station engineering support and Post Certification Mission 1 on the Commercial Crew program.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 9 and 10 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 8 to our Condensed Consolidated Financial Statements.
LightSquared See the discussion of the LightSquared, LP receivables in Note 4 to our Condensed Consolidated Financial Statements.

Global Services & Support
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Revenues	$6,523	$6,961	$2,172	$2,352
Earnings from operations	$868	$774	$281	$228
Operating margins	13.3%	11.1%	12.9%	9.7%

(Dollars in millions)	September 30 2015	December 31 2014
Contractual backlog	$16,749	$16,920
Unobligated backlog	773	932
Revenues
GS&S revenues for the nine months ended September 30, 2015 decreased by $438 million compared with the same period in 2014 primarily due to fewer Airborne Early Warning and Control (AEW&C) deliveries, lower volume in several Aircraft Modernization & Sustainment (AM&S) and Training Systems & Government Services (TSGS) programs, partially offset by $98 million related to higher volume on several Integrated Logistics (IL) programs.
GS&S revenues for the three months ended September 30, 2015 decreased by $180 million compared with the same period in 2014 primarily due to fewer AEW&C deliveries and lower volume in several TSGS and AM&S programs.
Earnings From Operations
GS&S earnings from operations for the nine months ended September 30, 2015 increased by $94 million compared with the same period in 2014 primarily due to higher volume and improved performance across the segment. Net favorable cumulative contract catch-up adjustments were $47 million higher in the nine months ended September 30, 2015 than in the same period in 2014.
GS&S earnings from operations for the three months ended September 30, 2015 increased by $53 million compared with the same period in 2014 primarily due to higher performance. Net favorable cumulative contract catch-up adjustments were $16 million higher in the three months ended September 30, 2015 than in the same period in 2014.
Backlog
GS&S total backlog was $17,522 million at September 30, 2015, reflecting a decrease of 2% from December 31, 2014 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards, including C-17 support programs, Advanced Surveillance Command & Control and F-15 support programs.

Boeing Capital
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Revenues	$315	$263	$114	$91
Earnings from operations	$41	$66	$10	($11)
Operating margins	13%	25%	9%	(12)%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes and other income. BCC’s revenues for the nine and three months ended September 30, 2015 increased by $52 million and $23 million compared with the same periods in 2014. The nine month increase was primarily due to higher other income driven by higher aircraft return condition payments and intercompany early lease settlement payments. The three month increase was primarily due to higher lease rates on re-leased aircraft and other income driven by aircraft return condition payments.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for/(recovery) of losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the nine months ended September 30, 2015 decreased by $25 million compared to the same period in 2014 primarily due to higher asset impairment expense, which more than offset the impact of higher aircraft return condition and settlement payments. Earnings from operations for the three months ended September 30, 2015 increased by $21 million compared with the same period in 2014 primarily due to higher revenues.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2015	December 31 2014
Customer financing and investment portfolio, net	$3,396	$3,493
Other assets, primarily cash and short-term investments	587	615
Total assets	$3,983	$4,108

Other liabilities, primarily deferred income taxes	$1,132	$1,212
Debt, including intercompany loans	2,370	2,412
Equity	481	484
Total liabilities and equity	$3,983	$4,108

Debt-to-equity ratio	4.9-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at September 30, 2015 decreased from December 31, 2014 primarily due to normal portfolio run-off and impairments, partially offset by increased volume of $254 million. At September 30, 2015 and December 31, 2014, BCC had $67 million and $48 million of assets that were held for sale or re-lease, of which $22 million in 2015 had either signed preliminary agreements with deposits or firm contracts to be sold or placed on lease. In addition, aircraft subject to leases with a carrying value of approximately $130 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2015	2014
Net earnings	$4,150	$3,980
Non-cash items	1,702	1,683
Changes in working capital	392	(1,803)
Net cash provided by operating activities	6,244	3,860
Net cash (used)/provided by investing activities	(965)	1,034
Net cash used by financing activities	(7,609)	(7,294)
Effect of exchange rate changes on cash and cash equivalents	(20)	(33)
Net decrease in cash and cash equivalents	(2,350)	(2,433)
Cash and cash equivalents at beginning of year	11,733	9,088
Cash and cash equivalents at end of period	$9,383	$6,655
Operating Activities Net cash provided by operating activities was $6.2 billion during the nine months ended September 30, 2015 compared with $3.9 billion in the same period in 2014, an increase of $2.4 billion primarily due to lower inventory growth and lower contributions to pension plans, partially offset by lower receipts of advances and progress billings. Our investment in gross inventories increased by $1.0 billion during the nine months ended September 30, 2015 reflecting continued investment in commercial airplane program inventory, primarily 787 inventory, compared with an increase of $7.0 billion for the same period in 2014. Advances and progress billings decreased $0.6 billion during the nine months ended September 30, 2015 compared with an increase of $4.0 billion for the same period in 2014 primarily due to the timing of payments from Commercial Airplanes customers. Discretionary contributions to our pension plans were $0.7 billion lower in the nine months ended September 30, 2015 than in the same period in 2014.
Investing Activities Cash used by investing activities totaled $1.0 billion during the nine months ended September 30, 2015 compared with $1.0 billion of cash provided by investing activities during the same period in 2014, largely due to lower net proceeds from investments in time deposits. Net proceeds from investments were $0.8 billion in 2015 compared with net proceeds from investments of $2.7 billion for the same period in 2014. In 2015, capital expenditures totaled $1.8 billion, compared with $1.6 billion for the same period in the prior year. We expect capital expenditures to be higher in 2015 than 2014 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $7.6 billion during the nine months ended September 30, 2015 compared with $7.3 billion in the same period in 2014, primarily due to higher share repurchases and higher dividend payments, partially offset by higher new borrowings and lower repayments of distribution rights. During the nine months ended September 30, 2015, we issued $0.8 billion of debt compared with $0.1 billion in the same period in 2014. At September 30, 2015, the recorded balance of debt was $9.0 billion of which $0.6 billion was classified as short-term. This includes $2.4 billion of debt attributable to BCC, of which $0.5 billion was classified as short-term.
During the nine months ended September 30, 2015, we repurchased 41.4 million shares totaling $6.0 billion through our open market share repurchase program. In addition, 0.6 million shares were transferred to us from employees for tax withholdings. At September 30, 2015, the amount available under the share repurchase plan, announced on December 15, 2014, totaled $6.0 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the nine months ended September 30, 2015, we had no commercial paper borrowings outstanding. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $17.9 billion and $16.7 billion at September 30, 2015 and December 31, 2014. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. The bank’s charter expired on June 30, 2015. If the bank’s charter is not reauthorized or if the bank’s future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At September 30, 2015, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $583 million at September 30, 2015. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
Income Taxes As of September 30, 2015 we have $1,422 million of unrecognized tax benefits for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.

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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2015	2014	2015	2014
Revenues	$72,541	$66,294	$25,849	$23,784
Earnings from operations, as reported	$6,282	$5,448	$2,580	$2,119
Operating margins	8.7%	8.2%	10.0%	8.9%

Unallocated pension and other postretirement benefit expense	$200	$1,068	$57	$311
Core operating earnings (non-GAAP)	$6,482	$6,516	$2,637	$2,430
Core operating margins (non-GAAP)	8.9%	9.8%	10.2%	10.2%

Diluted earnings per share, as reported	$5.92	$5.36	$2.47	$1.86
Unallocated pension and other postretirement benefit expense (1)	$0.19	$0.94	$0.05	$0.28
Core earnings per share (non-GAAP)	$6.11	$6.30	$2.52	$2.14
Weighted average diluted shares (in millions)	700.9	742.3	689.0	731.9

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2014.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2015 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended September 30, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2015 thru 7/31/2015	2,104,621	$142.98	2,098,377	$7,200
8/1/2015 thru 8/31/2015	5,062,875	138.49	5,045,691	6,501
9/1/2015 thru 9/30/2015	3,760,672	133.38	3,759,000	6,000
Total	10,928,168	$137.60	10,903,068

(1)
We purchased an aggregate of 10,903,068 shares of our common stock in the open market pursuant to our repurchase program and 25,099 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 15, 2014, we announced a new repurchase plan for up to $12 billion of common stock, replacing the plan previously authorized in 2013.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of The Boeing Company, as amended and restated on August 11, 2015 (Exhibit 3.2 to the Company's Current Report on Form 8-K dated August 11, 2015).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 21, 2015	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller