Form 10-K
period 2015-12-31
BOEING CO
filed 2016-02-10
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2015, there were 681,067,191 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $94.5 billion.
The number of shares of the registrant’s common stock outstanding as of February 4, 2016 was 662,503,822.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2015.

THE BOEING COMPANY
Index to the Form 10-K
For the Fiscal Year Ended December 31, 2015

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
Commercial Airplanes Segment
The Commercial Airplanes segment develops, produces and markets commercial jet aircraft and provides related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of global passenger and cargo requirements of airlines. This family of commercial jet aircraft in production includes the 737 narrow-body model and the 747, 767, 777 and 787 wide-body models. Development continues on the 787-10 and 737 MAX derivatives and the 777X programs. The Commercial Airplanes segment also offers aviation services support, aircraft modifications, spare parts, training, maintenance documents and technical advice to commercial and government customers worldwide.
Defense, Space & Security
Our BDS operations principally involve research, development, production, modification and support of the products and related systems as described below. BDS' primary customer is the United States Department of Defense (U.S. DoD) with approximately 62% of BDS 2015 revenues being derived from this customer (excluding foreign military sales through the U.S. government). Other significant BDS revenues were derived from the National Aeronautics and Space Administration (NASA), international defense markets, civil markets and commercial satellite markets. BDS consists of three capabilities-driven businesses: BMA, N&SS and GS&S. Additionally, the Phantom Works group is an integrated team that works with the three businesses via product development, rapid prototyping and customer engagement through experimentation and enterprise technology investment strategies.
Boeing Military Aircraft Segment
This segment is engaged in the research, development, production and modification of manned and unmanned military aircraft and weapons systems for global strike, including fighter aircraft and missile systems; vertical lift, including rotorcraft and tilt-rotor aircraft; autonomous systems; and mobility, surveillance and engagement, including command and control, battle management, airborne, anti-

submarine, transport and tanker aircraft. The major programs in this segment include for global strike: EA-18G Growler Airborne Electronic Attack, F/A-18E/F Super Hornet, F-15 Strike Eagle and Joint Direct Attack Munition; for vertical lift: CH-47 Chinook, AH-64 Apache, and V-22 Osprey; for autonomous systems: ScanEagle and Integrator; and for mobility, surveillance and engagement: C-17 Globemaster III, P-8 programs, and KC-46A Tanker. C-17 Globemaster III production ended in 2015.
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
Integrated logistics comprises an integrated array of services that address the complete life cycle of aircraft and systems. Major programs supported include the F/A-18E/F, F-15, AH-64 Apache and CH-47 Chinook for domestic and international customers.
Aircraft modernization and sustainment is performed at centers throughout the United States and around the world, providing rapid cycle time and aircraft services for military customers on a wide variety of BDS and non-BDS platforms. Major support is performed as part of the C-17 Globemaster III Integrated Sustainment Program. Aircraft programs include the Airborne Early Warning and Control (AEW&C) Peace Eagle contract with Turkey and Airborne Warning and Control Systems (AWACS) program. We delivered the final AEW&C aircraft to Turkey in 2015.
Training systems and government services comprise a full range of training capabilities for domestic and international customers, including the design and development of trainers for multiple aircraft platforms and logistics and asset management solutions.
Boeing Capital Segment
BCC seeks to ensure that Boeing customers have the financing they need to buy and take delivery of their Boeing product and manages overall financing exposure. BCC’s portfolio consists of equipment under operating leases, finance leases, notes and other receivables, assets held for sale or re-lease and investments.

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
Our total research and development expense, net amounted to $3.3 billion, $3.0 billion and $3.1 billion in 2015, 2014 and 2013, respectively.
Research and development costs also include bid and proposal efforts related to government products and services, as well as costs incurred in excess of amounts estimated to be recoverable under cost-sharing research and development agreements. Bid and proposal costs were $286 million, $289 million and $285 million in 2015, 2014 and 2013, respectively.

Employees
Total workforce level at December 31, 2015 was approximately 161,400. As of December 31, 2015, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	22%	We have two major agreements; one expiring in June 2022 and one in September 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	13%	We have two major agreements expiring in October 2016.
The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	1%	We have one major agreement expiring in October 2022.
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
BDS faces strong competition in all market segments, primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and General Dynamics Corporation. Non-U.S. companies such as BAE Systems and Airbus Group, continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2016.
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
Environmental. We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We continually assess our compliance status and management of environmental matters to ensure our operations are in substantial compliance with all applicable environmental laws and regulations. Investigation, remediation, and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that costs incurred to ensure continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil, air and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.
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
The commercial aircraft business is extremely complex, involving extensive coordination and integration with U.S and non-U.S. suppliers, highly-skilled labor from thousands of employees and other partners, and stringent regulatory requirements and performance and reliability standards. In addition, the introduction of new aircraft programs and/or derivatives, such as the 787-10, 737 MAX and 777X, involves increased risks associated with meeting development, testing, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy regulatory and customer requirements, and achieve or maintain, as applicable, program profitability is subject to significant risks.
We must meet planned production rate and productivity improvement targets in order to satisfy customer demand and maintain our profitability. We continue to increase production rates for the 737, 767 and 787 programs, while at the same time engaging in significant ongoing development of the 787-10, 737 MAX and 777X aircraft. In addition, we continue to seek opportunities to reduce the costs of building our aircraft, including working with our suppliers to reduce supplier costs, identifying and implementing productivity improvements, and optimizing how we manage inventory. If production rate ramp-up efforts at any of our commercial aircraft assembly facilities are delayed or if our suppliers cannot timely deliver components to us at the cost and rates necessary to achieve our targets, we may be unable to meet delivery schedules and the financial performance of one or more of our programs may suffer.
Operational challenges impacting the production system for one or more of our commercial aircraft programs could result in production delays and/or failure to meet customer demand for new aircraft, either of which would negatively impact our revenues and operating margins. Our commercial aircraft production system is extremely complex. Operational issues, including delays or defects in supplier components, failure to meet internal performance plans, or delays or failures to achieve required regulatory certifications, could result in significant out-of-sequence work and increased production costs, as well as delayed deliveries to customers, impacts to aircraft performance and/or increased warranty or fleet support costs. Further, if we cannot efficiently and cost-effectively incorporate design changes into early build 787 aircraft, we may face further profitability pressures on this program.
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
We derive a substantial portion of our revenue from the U.S. government, primarily from defense related programs with the U.S. DoD. Levels of U.S. defense spending in future periods are very difficult to predict and subject to significant risks. In addition, significant budgetary delays and constraints have already resulted in reduced spending levels, and additional reductions may be forthcoming. In August 2011, the Budget Control Act (The Act) established limits on U.S. government discretionary spending, including a reduction of defense spending by approximately $490 billion between the 2012 and 2021 U.S. government fiscal years. The Act also provided that the defense budget would face “sequestration” cuts of up to an additional $500 billion during that same period to the extent that discretionary spending limits are exceeded. The impact of sequestration cuts has been reduced with respect to FY2016 and FY2017 following the enactment of The Bipartisan Budget Act of 2015 in November 2015. However, long-term uncertainty remains with respect to overall levels of defense spending and it is likely that U.S. government discretionary spending levels will continue to be subject to significant pressure, including risk of future sequestration cuts.
In addition, there continues to be significant uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies (including NASA) within the overall budgetary framework described above. While the FY2016 appropriations enacted December 2015 included funding for Boeing’s major programs, such as F/A-18, CH-47 Chinook, AH-64 Apache, KC-46A Tanker and P-8 programs, uncertainty remains about how defense budgets in FY2017 and beyond will affect Boeing’s programs. We also expect that ongoing concerns regarding the U.S. national debt will continue to place downward pressure on U.S. DoD spending levels. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
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
In 2015, 27% of our revenues were earned pursuant to U.S. government contracts, which include foreign military sales through the U.S. government. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.
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
Our BDS business generated approximately 72% of its 2015 revenues from fixed-price contracts. While fixed-price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. For example, during the second quarter of 2015, we recorded a reach-forward loss of $835 million on the USAF KC-46A Tanker contract, primarily driven by additional costs attributable to design changes, testing and manufacturing complexity. The long term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.
Fixed-price development contracts are generally subject to more uncertainty than fixed-price production contracts. Many of these development programs have highly complex designs. In addition, technical or quality issues that arise during development could lead to schedule delays and higher costs to complete, which could result in a material charge or otherwise adversely affect our financial condition. Examples of significant BDS fixed-price development contracts include Commercial Crew, Saudi F-15, USAF KC-46A Tanker, and commercial and military satellites.
We enter into cost-type contracts which also carry risks.
Our BDS business generated approximately 28% of its 2015 revenues from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, Proprietary and SLS programs.
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
We rely on other companies including subcontractors and suppliers to provide and produce raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. If one or more of our suppliers or subcontractors experiences delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs. In addition, if one or more of the raw materials on which we depend (such as aluminum, titanium or composites) becomes unavailable or is available only at very high prices, we may be unable to deliver one or more of our products in a timely fashion or at budgeted costs. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geo-political developments, or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs. For example, we continue to monitor political unrest involving Russia and Ukraine, where we and some of our suppliers source titanium products and/or have operations.
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
Because of the significance of the judgments and estimation processes described above, materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis – Critical Accounting Policies – Contract Accounting/Program Accounting” on pages 44 – 45 and Note 1 to our Consolidated Financial Statements on pages 55 – 66 of this Form 10-K.

Competition within our markets and with respect to the products we sell may reduce our future contracts and sales.
The markets in which we operate are highly competitive and one or more of our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In our Commercial Airplanes business, we anticipate increasing competition among non-U.S. aircraft manufacturers and service providers in one or more of our market segments. In our BDS business, we anticipate that the effects of defense industry consolidation, fewer large and new programs and new priorities, including near and long-term cost competitiveness, of our U.S. DoD and international customers will intensify competition for many of our products and services. Furthermore, we are facing increased international competition and cross-border consolidation of competition. There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenues and market share.
We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks of doing business in other countries.
In 2015, non-U.S. customers accounted for approximately 59% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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
We are involved in a number of litigation matters. These matters may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material impact on our financial position and results of operations. In addition, we are subject to extensive regulation under the laws of the United States and its various states, as well as other jurisdictions in which we operate. As a result, we are sometimes subject to government inquiries and investigations of our business due, among other things, to our business relationships with the U.S. government, the heavily regulated nature of our industry, and in the case of environmental proceedings, our current or past ownership of certain property. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could have a material impact on our financial position and results of operations.
A significant portion of our customer financing portfolio is concentrated among certain customers based in the United States, and in certain types of Boeing aircraft, which exposes us to concentration risks.
A significant portion of our customer financing portfolio is concentrated among certain customers and in distinct geographic regions, particularly in the United States. Our portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably 717 and 747-8F aircraft. If one or more customers holding a significant portion of our portfolio assets experiences financial difficulties or otherwise defaults on or does not renew its leases with us at their expiration, and we are unable to redeploy the aircraft on reasonable terms, or if the types of aircraft that are concentrated in our portfolio suffer greater than expected declines in value, our earnings, cash flows and/or financial position could be materially adversely affected.
We may be unable to obtain debt to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms or in sufficient amounts.
We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. As of December 31, 2015 and 2014, our airplane financing commitments totaled $16,283 million and $16,723 million. If we require additional funding in order to fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual or financing commitments.
We may not realize the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures.
As part of our business strategy, we may merge with or acquire businesses and/or form joint ventures and strategic alliances. Whether we realize the anticipated benefits from these acquisitions and related activities depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected by unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. Consolidations of joint ventures could also impact our reported results of operations or financial position. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful. We also may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write-downs.

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
Approximately 61,000 employees, which constitute 38% of our total workforce, were union represented as of December 31, 2015. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BMA program production. We may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with 11 U.S. labor organizations and 6 non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
We have substantial pension and other postretirement benefit obligations, which have a material impact on our earnings, shareholders' equity and cash flows from operations and could have significant adverse impacts in future periods.
We have qualified defined benefit pension plans that cover the majority of our employees. Potential pension contributions include both mandatory amounts required under the Employee Retirement Income Security Act and discretionary contributions to improve the plans' funded status. The extent of future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions as well as on our annual pension costs and/or result in a significant change to shareholders' equity. For U.S. government contracts, we allocate pension costs to individual contracts based on U.S. Cost Accounting Standards which can also affect contract profitability. We also provide other postretirement benefits to certain of our employees, consisting principally of health care coverage for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management's Discussion and Analysis-Critical Accounting Policies-Pension Plans” on pages 46 – 47 of this Form 10-K. Although GAAP expense and pension or other postretirement benefit contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or stock we would contribute to our plans.

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
Item 1B. Unresolved Staff Comments
Not applicable

Item 2. Properties
We occupied approximately 83 million square feet of floor space on December 31, 2015 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 96% was located in the United States. The following table provides a summary of the floor space by business as of December 31, 2015:

(Square feet in thousands)	Owned	Leased	Government Owned(1)	Total
Commercial Airplanes	39,761	5,806		45,567
Defense, Space & Security	26,047	8,091		34,138
Other(2)	2,400	643	318	3,361
Total	68,208	14,540	318	83,066
(1) Excludes rent-free space furnished by U.S. government landlord of 272 square feet.
(2) Other includes BCC; EO&T; SSG; and our Corporate Headquarters.
At December 31, 2015, we occupied in excess of 75.3 million square feet of floor space at the following major locations:

•	Commercial Airplanes – Greater Seattle, WA; Greater Charleston, SC; Portland, OR; Greater Los Angeles, CA; Greater Salt Lake City, UT; Australia; and Canada

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
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. As of February 4, 2016, there were 123,824 shareholders of record. Additional information required by this item is incorporated by reference from Note 22 to our Consolidated Financial Statements.
Issuer Purchases of Equity Securities
The following table provides information about purchases of our common stock we made during the quarter ended December 31, 2015:
(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
10/1/2015 thru 10/31/2015	3,582,002	$139.77	3,577,758	$5,500
11/1/2015 thru 11/30/2015	1,718,412	145.83	1,714,600	5,250
12/1/2015 thru 12/31/2015	10,579	146.09		14,000
Total	5,310,993	$141.74	5,292,358

(1)
We purchased an aggregate of 5,292,358 shares of our common stock in the open market pursuant to our repurchase plan and 18,349 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We purchased 286 shares in swap transactions.

(2)	On December 14, 2015, we announced a new repurchase plan for up to $14 billion of common stock, replacing the plan previously authorized in 2014.

Item 6. Selected Financial Data
Five-Year Summary (Unaudited)

(Dollars in millions, except per share data)	2015	2014	2013	2012	2011
Operations
Revenues:
Commercial Airplanes	$66,048	$59,990	$52,981	$49,127	$36,171
Defense, Space & Security:
Boeing Military Aircraft	13,482	13,500	15,275	15,373	14,100
Network & Space Systems	7,751	8,003	8,512	7,911	8,964
Global Services & Support	9,155	9,378	9,410	9,323	8,912
Total Defense, Space & Security	30,388	30,881	33,197	32,607	31,976
Boeing Capital	413	416	408	468	547
Unallocated items, eliminations, and other	(735)	(525)	37	(504)	41
Total revenues	$96,114	$90,762	$86,623	$81,698	$68,735
General and administrative expense	3,525	3,767	3,956	3,717	3,408
Research and development expense	3,331	3,047	3,071	3,298	3,918
Other (loss)/income, net	(13)	(3)	56	62	47
Net earnings from continuing operations	$5,176	$5,446	$4,586	$3,903	$4,011
Net (loss)/gain on disposal of discontinued operations, net of tax			(1)	(3)	7
Net earnings	$5,176	$5,446	$4,585	$3,900	$4,018
Basic earnings per share from continuing operations	7.52	7.47	6.03	5.15	5.38
Diluted earnings per share from continuing operations	7.44	7.38	5.96	5.11	5.33
Cash dividends declared	$2,575	$2,210	$1,642	$1,360	$1,263
Per share	3.82	3.10	2.185	1.81	1.70
Additions to Property, plant and equipment	2,450	2,236	2,098	1,703	1,713
Depreciation of Property, plant and equipment	1,357	1,414	1,338	1,248	1,119
Year-end workforce	161,400	165,500	168,400	174,400	171,700
Financial position at December 31
Total assets(1)	$94,408	$92,921	$90,014	$84,528	$77,206
Working capital(1)	17,822	19,534	19,830	16,667	11,287
Property, plant and equipment, net	12,076	11,007	10,224	9,660	9,313
Cash and cash equivalents	11,302	11,733	9,088	10,341	10,049
Short-term and other investments	750	1,359	6,170	3,217	1,223
Total debt	9,964	9,070	9,635	10,409	12,371
Customer financing assets	3,570	3,561	3,971	4,420	4,772
Shareholders’ equity	6,335	8,665	14,875	5,867	3,515
Common shares outstanding (in millions)	666.6	706.7	747.4	755.6	744.7
Contractual Backlog:
Commercial Airplanes	$431,408	$440,118	$372,980	$317,287	$293,303
Defense, Space & Security:
Boeing Military Aircraft	20,019	21,119	23,580	27,878	22,091
Network & Space Systems	7,368	8,935	9,832	10,078	9,429
Global Services & Support	17,800	16,920	16,269	17,112	14,834
Total Defense, Space & Security	45,187	46,974	49,681	55,068	46,354
Total contractual backlog	$476,595	$487,092	$422,661	$372,355	$339,657
Cash dividends have been paid on common stock every year since 1942.

(1)	Prior year balances of deferred tax assets/(liabilities) have been revised to reflect current year presentation. See Note 4 to our Consolidated Financial Statements.

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
Consolidated Results of Operations
Earnings From Operations and Core Operating Earnings (Non-GAAP) The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)
Years ended December 31,	2015	2014	2013
Revenues	$96,114	$90,762	$86,623

GAAP
Earnings from operations	7,443	7,473	6,562
Operating margins	7.7%	8.2%	7.6%
Effective income tax rate	27.7%	23.7%	26.4%
Net earnings	$5,176	$5,446	$4,585
Diluted earnings per share	$7.44	$7.38	$5.96

Non-GAAP (1)
Core operating earnings	$7,741	$8,860	$7,876
Core operating margin	8.1%	9.8%	9.1%
Core earnings per share	$7.72	$8.60	$7.07

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 43 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Commercial Airplanes	$66,048	$59,990	$52,981
Defense, Space & Security	30,388	30,881	33,197
Boeing Capital	413	416	408
Unallocated items, eliminations and other	(735)	(525)	37
Total	$96,114	$90,762	$86,623
Revenues in 2015 increased by $5,352 million or 6% compared with 2014. Commercial Airplanes revenues increased by $6,058 million or 10% due to higher new airplane deliveries and mix. BDS revenues decreased by $493 million or 2% due to lower revenues in all three segments. Revenues in 2014 increased by $4,139 million or 5% compared with 2013. Commercial Airplanes revenues increased by $7,009 million primarily due to higher new airplane deliveries. BDS revenues decreased by $2,316 million due to lower revenues in all three segments. The changes in unallocated items, eliminations and other in 2015, 2014 and 2013 primarily reflect the timing of eliminations for intercompany aircraft deliveries.
Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Commercial Airplanes	$5,157	$6,411	$5,795
Defense, Space & Security	3,274	3,133	3,235
Boeing Capital	50	92	107
Unallocated pension and other postretirement benefit expense	(298)	(1,387)	(1,314)
Other unallocated items and eliminations	(740)	(776)	(1,261)
Earnings from operations (GAAP)	$7,443	$7,473	$6,562
Unallocated pension and other postretirement benefit expense	298	1,387	1,314
Core operating earnings (Non-GAAP)	$7,741	$8,860	$7,876
Earnings from operations in 2015 decreased by $30 million compared with 2014 primarily reflecting a fourth quarter charge of $885 million related to the 747 program at Commercial Airplanes and higher charges of $410 million related to the USAF KC-46A Tanker recorded by Commercial Airplanes and our Boeing Military Aircraft (BMA) segment, partially offset by lower unallocated pension and other postretirement benefit expense of $1,089 million.
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

During the second quarter of 2015 and of 2014, we recorded reach-forward losses of $835 million and $425 million on the USAF KC-46A Tanker contract. $513 million of the 2015 charge was recorded at Commercial Airplanes and $322 million at our BMA segment. $238 million of the 2014 charge was recorded at Commercial Airplanes and $187 million at our BMA segment.
Core operating earnings in 2015 decreased by $1,119 million compared with 2014 primarily due to the 2015 747 charge and higher USAF KC-46A Tanker charges. Core operating earnings in 2014 increased by $984 million compared with 2013 primarily reflecting higher earnings at Commercial Airplanes and the 2013 A-12 charge.
Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Share-based plans	($76)	($67)	($95)
Deferred compensation	(63)	(44)	(238)
Eliminations and other	(601)	(665)	(522)
Litigation settlements			(406)
Sub-total (included in core operating earnings*)	(740)	(776)	(1,261)
Pension	(421)	(1,469)	(1,374)
Postretirement	123	82	60
Pension and other postretirement benefit expense (excluded from core operating earnings*)	(298)	(1,387)	(1,314)
Total unallocated items, eliminations and other	($1,038)	($2,163)	($2,575)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and other postretirement benefit expense. See page 43.
Deferred compensation expense increased by $19 million in 2015 and decreased by $194 million in 2014, primarily driven by changes in broad stock market conditions and our stock price.
Eliminations and other unallocated expense decreased by $64 million in 2015 primarily due to the timing of the elimination of profit on intercompany aircraft deliveries and expense allocations. The increase of $143 million in 2014 was primarily due to insurance recoveries which were recorded in the third quarter of 2013.
Litigation settlements include the 2013 charge of $406 million related to the settlement of the A-12 litigation.

Net periodic benefit cost related to pension totaled $2,786 million, $2,208 million and $3,449 million in 2015, 2014 and 2013, respectively. The components of net periodic benefit cost are shown in the following table:

	Pension
Years ended December 31,	2015	2014	2013
Service cost	$1,764	$1,661	$1,886
Interest cost	2,990	3,058	2,906
Expected return on plan assets	(4,031)	(4,169)	(3,874)
Amortization of prior service costs	196	177	196
Recognized net actuarial loss	1,577	1,020	2,231
Settlement/curtailment/other losses	290	461	104
Net periodic benefit cost	$2,786	$2,208	$3,449
The increase in 2015 net periodic benefit cost related to pension is primarily due to $557 million of higher amortization of actuarial losses due to lower discount rates. The decrease in 2014 is primarily due to lower amortization of actuarial losses due to higher discount rates which more than offset higher 2014 curtailment charges.
A portion of net periodic benefit cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Costs are allocated to the business segments as described in Note 21.

Net periodic benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Pension
Years ended December 31,	2015	2014	2013
Allocated to business segments	($1,945)	($1,746)	($1,662)
Unallocated items, eliminations and other	(421)	(1,469)	(1,374)
Total	($2,366)	($3,215)	($3,036)
Unallocated pension expense recognized in earnings decreased by $1,048 million in 2015 primarily due to lower amortization of pension costs capitalized as inventory in prior years and lower curtailment charges in 2015. Unallocated pension expense in 2014 reflects pension charges of $395 million, primarily for pension curtailment costs.
Other Earnings Items

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Earnings from operations	$7,443	$7,473	$6,562
Other (loss)/income, net	(13)	(3)	56
Interest and debt expense	(275)	(333)	(386)
Earnings before income taxes	7,155	7,137	6,232
Income tax expense	(1,979)	(1,691)	(1,646)
Net earnings from continuing operations	$5,176	$5,446	$4,586

Interest and debt expense decreased by $58 million in 2015 as a result of higher interest capitalized on construction in progress. Interest and debt expense decreased by $53 million in 2014 as a result of lower weighted average debt balances.
Our effective income tax rates were 27.7%, 23.7% and 26.4% for the years ended December 31, 2015, 2014 and 2013, respectively. Our 2015 effective tax rate was higher than 2014 primarily due to tax benefits of $524 million recorded in the second quarter of 2014 related to tax basis adjustments and settlement of the 2007 - 2010 federal tax audits. Our 2014 effective tax rate was lower than 2013 primarily due to the tax benefits of $524 million recorded in the second quarter of 2014.
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

The following table summarizes cost of sales:

(Dollars in millions)
Years ended December 31,	2015	2014	Change	2014	2013	Change
Cost of sales	$82,088	$76,752	$5,336	$76,752	$73,268	$3,484
Cost of sales as a % of revenues	85.4%	84.6%	0.8%	84.6%	84.6%	0.0%
Cost of sales in 2015 increased by $5,336 million, or 7%, compared with the same period in 2014, primarily driven by the $5,352 million, or 6%, increase in revenues. Cost of sales at Commercial Airplanes increased by $6,846 million, or 14%, primarily driven by the 10% increase in revenues. Cost of sales at BDS decreased by $252 million, or 1%, primarily due to the 2% reduction in revenues. Cost of sales as a percentage of revenue was approximately 85.4% in 2015 compared with 84.6% in 2014 primarily driven by the 2015 747 charge and higher KC-46A Tanker charges. Cost of sales in 2014 increased by $3,484 million, or 5%, compared with the same period in 2013, primarily driven by the increase in revenue. Cost of sales at Commercial Airplanes increased by $6,265 million, or 14%, primarily driven by the 13% increase in revenues. Cost of sales at BDS decreased by $2,085 million, or 8%, primarily due to the 7% reduction in revenues.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Commercial Airplanes	$2,340	$1,881	$1,807
Defense, Space & Security	986	1,158	1,215
Other	5	8	49
Total	$3,331	$3,047	$3,071

Research and development expense in 2015 increased by $284 million compared to 2014 primarily due to higher 777X spending at Commercial Airplanes which more than offset lower spending at BDS. Research and development expense in 2014 decreased by $24 million compared to 2013. In 2014, Commercial Airplanes spending increased on 777X, 787-10 and 737 MAX, partially offset by lower spending on the 787-9.
Backlog
Our backlog at December 31 was as follows:

(Dollars in millions)	2015	2014	2013
Contractual Backlog:
Commercial Airplanes	$431,408	$440,118	$372,980
Defense, Space & Security:
Boeing Military Aircraft	20,019	21,119	23,580
Network & Space Systems	7,368	8,935	9,832
Global Services & Support	17,800	16,920	16,269
Total Defense, Space & Security	45,187	46,974	49,681
Total contractual backlog	$476,595	$487,092	$422,661
Unobligated backlog	$12,704	$15,299	$18,267
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog at December 31, 2015 compared with December 31, 2014 was primarily due to deliveries in excess of net orders. The increase in contractual backlog at December 31, 2014 compared with December 31, 2013 was primarily due to commercial airplane orders and reclassifications from unobligated backlog related to incremental funding. The increase was partially offset by commercial airplane deliveries and revenues recognized on awarded contracts.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decreases in unobligated backlog in 2015 and 2014 were primarily due to reclassifications to contractual backlog related to incremental funding for BDS contracts, partially offset by contract awards.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. We have also begun work on low rate initial production (LRIP) aircraft for the USAF. The USAF is expected to authorize two low rate initial production lots in 2016 for a total of 19 aircraft, subject to satisfactory progress being made on the EMD contract.
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
Export-Import Bank of the United States Many of our non-U.S. customers finance purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers. Certain of our non-U.S. customers also may seek to delay purchases if they cannot obtain financing at reasonable costs, and there may be further impacts with respect to future sales campaigns involving non-U.S. customers. We continue to work with our customers to mitigate risks associated with the lack of a quorum of the bank’s board of directors and assist with alternative third party financing sources.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
Airline Industry Environment Global economic activity and global trade, which are the primary drivers of the demand for air travel, grew below the long-term average for the fourth year in a row in 2015. Despite this, passenger traffic continued to grow more than 5%, as it has every year since 2010, and accelerated to more than 6% in 2015. While growth was strong across all major world regions, there continues to be significant variation between regions and airline business models. Airlines operating in the Middle East and Asia Pacific regions as well as low-cost-carriers globally are currently leading passenger growth.
Air cargo traffic grew at 5% in the first quarter and 3% in the second quarter of 2015 compared with the same periods in 2014. However, weaker global industrial production and world trade resulted in little to no cargo traffic growth during the remainder of the year. The slowing air cargo market recovery has resulted in reduced orders and demand for new freighter aircraft and freighter conversions, and in January 2016, we announced plans to further reduce production rates on the 747 program.
Airline financial performance also plays a role in the demand for new capacity. Airlines continue to focus on increasing revenue through alliances, partnerships, new marketing initiatives, and effective leveraging of ancillary services and related revenues. Airlines are also relentlessly focusing on reducing costs by renewing fleets to leverage more efficient airplanes and in 2015 benefited significantly from lower fuel costs. Net profits for the global airline industry are estimated to total $33 billion in 2015 compared to $17 billion in 2014. We expect airline profits to continue to grow in 2016, driven by strong passenger demand and relatively low oil prices.

The long-term outlook for the industry continues to remain positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast projects a long-term average growth rate of 4.9% per year for passenger traffic and 4.2% for cargo traffic. Based on long-term global economic growth projections of 3.1% average annual GDP growth, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $5.6 trillion market for approximately 38,000 new airplanes over the next 20 years.
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
We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. With government support, Airbus has historically invested heavily to create a family of products to compete with ours. Regional jet makers Embraer and Bombardier, coming from the less than 100-seat commercial jet market, continue to develop larger and increasingly capable airplanes. Additionally, other competitors from Russia, China and Japan are developing commercial jet aircraft in the market above 90 seats. Many of these competitors have historically enjoyed access to government-provided financial support, including “launch aid,” which greatly reduces the commercial risks associated with airplane development activities and enables airplanes to be brought to market more quickly than otherwise possible. This market environment has resulted in intense pressures on pricing and other competitive factors, and we expect these pressures to continue or intensify in the coming years.
Worldwide, airplane sales are generally conducted in U.S. dollars. Fluctuating exchange rates affect the profit potential of our major competitors, all of whom have significant costs in other currencies. Changes in value of the U.S. dollar relative to their local currencies impact competitors’ revenues and profits. Many competitors are expected to benefit from the strong U.S. dollar experienced in 2015 and ongoing improvements in efficiency, which may result in funding product development, gaining market share through pricing and/or improving earnings.
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

Results of Operations

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Revenues	$66,048	$59,990	$52,981
% of total company revenues	69%	66%	61%
Earnings from operations	$5,157	$6,411	$5,795
Operating margins	7.8%	10.7%	10.9%
Research and development	$2,340	$1,881	$1,807
Contractual backlog	$431,408	$440,118	$372,980
Unobligated backlog	$216	$360	$660
Revenues
Commercial Airplanes revenues increased by $6,058 million or 10% in 2015 compared with 2014 and by $7,009 million or 13% in 2014 compared with 2013 primarily due to higher new airplane deliveries and mix.
Commercial Airplanes deliveries as of December 31 were as follows:

	737	*	747	†	767	777	787	†	Total
2015
Cumulative deliveries	5,713		1,519		1,083	1,361	363
Deliveries	495	(15)	18	(3)	16	98	135		762
2014
Cumulative deliveries	5,218		1,501		1,067	1,263	228
Deliveries	485	(15)	19	(3)	6	99	114		723
2013
Cumulative deliveries	4,733		1,482		1,061	1,164	114
Deliveries	440	(8)	24		21	98	65	(1)	648
*    Intercompany deliveries identified by parentheses

†	Aircraft accounted for as revenues by Commercial Airplanes and as operating leases in consolidation identified by parentheses
Earnings From Operations
Earnings from operations in 2015 decreased by $1,254 million or 20% compared with 2014 primarily due to higher reach-forward losses of $1,160 million and higher research and development spending of $459 million, largely on the 777X, which more than offset higher new airplane deliveries and mix. During the fourth quarter of 2015 we recorded a charge of $885 million to recognize a reach-forward loss on the 747 program. In addition, we recorded reach-forward losses on the USAF KC-46A Tanker contract of $513 million in the second quarter of 2015 and $238 million in the second quarter of 2014. Operating margins in 2015 decreased primarily due to additional reach-forward losses, higher research and development expense and the dilutive impact of 787 volume and mix.
Earnings from operations in 2014 increased by $616 million or 11% compared with 2013. The increase in earnings is primarily due to higher earnings of $947 million driven by higher new airplane deliveries and commercial aviation services revenue growth. This earnings increase was partially offset by a reach-

forward loss of $238 million recorded in the second quarter of 2014 related to the USAF KC-46A Tanker contract and higher research and development expense of $74 million. The increase in research and development reflects higher spending on the 777X, 787-10 and 737 MAX, which more than offset lower 787-9 spending. Operating margins decreased from 10.9% in 2013 to 10.7% in 2014 primarily due to the dilutive impact of 747 and 787 deliveries and the USAF KC-46A Tanker reach-forward loss.
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
The decrease in contractual backlog during 2015 was due to deliveries in excess of net orders. The increase in contractual backlog during 2014 was due to net orders in excess of deliveries. The decrease in unobligated backlog during 2015 and 2014 was primarily due to the reclassification from unobligated to contractual backlog related to incremental funding of the existing multi-year contract for Commercial Airplanes’ share of the USAF KC-46A Tanker contract.
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

	Program
	737	747**	767	777	777X	787
2015
Program accounting quantities	8,400	1,574	1,147	1,650	*	1,300
Undelivered units under firm orders	4,392	20	80	218	306	779
Cumulative firm orders	10,105	1,539	1,163	1,579	306	1,142
2014
Program accounting quantities	7,800	1,574	1,113	1,600	*	1,300
Undelivered units under firm orders	4,299	36	47	278	286	843
Cumulative firm orders	9,517	1,537	1,114	1,541	286	1,071
2013
Program accounting quantities	7,000	1,574	1,113	1,550	*	1,300
Undelivered units under firm orders	3,680	55	49	314	66	916
Cumulative firm orders	8,413	1,537	1,110	1,478	66	1,030
* The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
** At December 31, 2015, undelivered 747 units under firm orders include a number of aircraft that are being remarketed.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 600 units during 2015 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 42 per month and plan an additional increase to 47 per month in 2017. We plan to further increase the rate to 52 per month in 2018 and to 57 per month in 2019. First delivery of the 737 MAX is expected in 2017.
747 Program Lower-than-expected demand for large commercial passenger and freighter aircraft and slower-than-expected growth of global freight traffic have resulted in market uncertainties, ongoing pricing pressures and fewer orders than anticipated. During the second half of 2015, the cargo market recovery slowed, and in January 2016, we announced a plan to further reduce the production rate to 0.5 per month as well as recognize a reach-forward loss of $885 million on the program. The charge, which was recorded during the fourth quarter of 2015, is primarily related to lower anticipated revenues reflecting ongoing pricing and market pressures, as well as higher estimated costs due to the reduced production rate. We are currently producing at a rate of 1.3 per month with plans to reduce the rate to 1.0 per month in March 2016, further reduce the rate to 0.5 per month in September 2016 and then return to 1.0 per month in 2019. We have a number of completed aircraft in inventory as well as unsold production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If we are unable to obtain sufficient orders in 2016 and/or market, production and other risks cannot be mitigated, the program could face an additional reach-forward loss that may be material.
767 Program The accounting quantity for the 767 program increased by 34 units during 2015 due to the program's progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes a 767 derivative to support the tanker program. We are currently producing at a combined tanker and commercial production rate of 1.5 per month and plan to increase to 2 per month in 2016. We plan to further increase the rate to 2.5 per month in the fourth quarter of 2017.
777 Program The accounting quantity for the 777 program increased by 50 units during 2015 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 8.3 per month and plan to reduce the rate to 7 per month in 2017. In the fourth quarter of 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program We continue to produce at a rate of 10 per month and plan for rate increases to 12 per month in 2016 and 14 per month by the end of the decade. First delivery of the 787-10 derivative aircraft is targeted for 2018. The accounting quantity of 1,300 units remains unchanged.
We remain focused on increasing the production rate to 12 per month in 2016 and improving productivity. We continue to monitor and address challenges associated with aircraft production and assembly for both the 787-8 and 787-9, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, as well as completing and delivering early build aircraft. In addition, we continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. Based on sales activity and market interest we continue to believe that the remaining 787 flight-test aircraft are commercially saleable and we continue to include costs related to these aircraft in program inventory. However, there is risk that we may be unable to sell these aircraft. If we determine that any of the remaining flight-test aircraft cannot be sold, we would incur additional material charges related to the reclassification of costs associated with those aircraft to research and development expense.
The combination of production challenges, change incorporation on early build aircraft, schedule delays, customer and supplier impacts and changes to price escalation factors has created significant pressure on program profitability and we continue to have near breakeven gross margins. If risks related to these challenges, together with risks associated with planned production rate increases, or introducing or manufacturing the 787-10 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
Fleet Support We provide the operators of our commercial airplanes with assistance and services to facilitate efficient and safe airplane operation. Collectively known as fleet support services, these activities and services begin prior to airplane delivery and continue throughout the operational life of the airplane. They include flight and maintenance training, field service support, engineering services, information services and systems and technical data and documents. The costs for fleet support are expensed as incurred and have historically been approximately 1.5% of total consolidated costs of products and services.

Program Development The following chart summarizes the time horizon between go-ahead and planned initial delivery for major Commercial Airplanes derivatives and programs.
Reflects models in development during 2015
We launched the 787-10 in June 2013 and the 777X in November 2013.

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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview The enactment of The Bipartisan Budget Act of 2015 in November 2015 established overall defense spending levels for FY2016 and FY2017. However, uncertainty remains with respect to levels of defense spending for FY2018 and beyond, including risk of future sequestration cuts. Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies, including the National Aeronautics and Space Administration, within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
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
International Environment Overview The international market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of international opportunities across Asia, Europe and the Middle East given the diverse regional threats.
Results of Operations

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Revenues	$30,388	$30,881	$33,197
% of total company revenues	32%	34%	38%
Earnings from operations	$3,274	$3,133	$3,235
Operating margins	10.8%	10.1%	9.7%
Contractual backlog	$45,187	$46,974	$49,681
Unobligated backlog	$12,488	$14,939	$17,607
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

Years ended December 31,	2015	2014	2013
F/A-18 Models	35	44	48
F-15 Models	12	14	14
C-17 Globemaster III	5	7	10
CH-47 Chinook (New)	41	54	44
CH-47 Chinook (Renewed)	16		14
AH-64 Apache (New)	23	45	37
AH-64 Apache (Remanufactured)	38	37	45
P-8 Models	14	11	11
AEW&C	1	3
C-40A	1	1
Total	186	216	223

Revenues
BDS revenues in 2015 decreased by $493 million compared with 2014 due to lower revenues in all three segments. BDS revenues in 2014 decreased by $2,316 million compared with 2013 primarily due to lower revenues of $1,775 million in the BMA segment and lower revenues of $509 million in the Network & Space Systems (N&SS) segment.
Earnings From Operations
BDS earnings from operations in 2015 increased by $141 million compared with 2014 due to higher earnings in all three segments. Included above are net favorable cumulative contract catch-up adjustments, which were $49 million lower in 2015 compared with 2014, primarily reflecting higher charges of $135 million on the USAF KC-46A Tanker contract recorded at BMA which more than offset higher favorable adjustments in the Global Services & Support (GS&S) segment.
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
Backlog
Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. BDS total backlog was $57,675 million at December 31, 2015, reflecting a decrease of 7% from December 31, 2014. BDS total backlog was $61,913 million at December 31, 2014, reflecting a decrease of 8% from December 31, 2013. For further details on the changes between periods, refer to the discussions of the individual segments below.
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
Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of significant fixed-price development programs include Saudi F-15, USAF KC-46A Tanker, Commercial Crew and commercial and military satellites.

Boeing Military Aircraft
Results of Operations

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Revenues	$13,482	$13,500	$15,275
% of total company revenues	14%	15%	18%
Earnings from operations	$1,318	$1,301	$1,501
Operating margins	9.8%	9.6%	9.8%
Contractual backlog	$20,019	$21,119	$23,580
Unobligated backlog	$7,151	$8,020	$10,064
Revenues
BMA revenues in 2015 decreased by $18 million compared with 2014 primarily due to lower revenues of $1,083 million from fewer deliveries and mix on the F/A-18, Apache and V-22 programs, partially offset by higher revenues related to a cumulative catch-up adjustment recorded in the third quarter of 2015 on the F-15 program due to contract negotiations and higher milestone revenue on the USAF KC-46A Tanker program.
BMA revenues in 2014 decreased by $1,775 million, or 12%, compared with 2013 primarily due to a reduction of revenue of $1,730 million related to F-15 and USAF KC-46A Tanker milestones, fewer C-17 aircraft deliveries and delivery mix on the P-8 program.
Earnings From Operations
BMA earnings from operations in 2015 increased by $17 million compared with 2014 primarily due to lower C-17 charges, higher Chinook deliveries and higher earnings on the F-15 program, primarily due to a cumulative catch-up adjustment recorded in the third quarter of 2015. These increases were partially offset by higher charges of $135 million on the USAF KC-46A Tanker contract and lower earnings on proprietary programs. BMA recorded charges of $322 million in the second quarter of 2015 and $187 million in the second quarter of 2014 related to the USAF KC-46A Tanker contract. In addition, BMA recorded a charge of $48 million in the first quarter of 2014 to write-off inventory and accrue termination liabilities as a result of our decision to produce three fewer C-17 aircraft in 2015 than previously planned. Net favorable cumulative contract catch-up adjustments were $96 million lower in 2015 than in 2014 primarily driven by the USAF KC-46A Tanker charges and lower favorable F/A-18 adjustments, partially offset by higher favorable F-15 program adjustments.
BMA earnings from operations in 2014 decreased by $200 million, or 13%, compared with 2013 primarily due to 2014 charges of $235 million and lower earnings of $73 million related to fewer deliveries on the C-17 program. The charges recorded in 2014 included $187 million related to the USAF KC-46A Tanker contract and $48 million to write off inventory and accrue termination liabilities as a result of our 2014 decision to produce three fewer C-17 aircraft in 2015 than previously planned. See Note 11 to our Consolidated Financial Statements. These decreases were partially offset by higher earnings of $65 million related to improved performance on the F/A-18 program. In addition, in 2013, we recorded a charge of $64 million to write off inventory and accrue termination liabilities as a result of the Republic of Korea's announcement to restart its F-X fighter aircraft competition. Net favorable cumulative contract catch-up adjustments were $39 million lower in 2014 than in 2013 primarily driven by the reach-forward loss on the USAF KC-46A Tanker contract, partially offset by higher favorable adjustments to the F/A-18 and F-15 programs.

Backlog
BMA total backlog at December 31, 2015 was $27,170 million, a decrease of 7% reflecting revenue recognized on contracts awarded in prior years, partially offset by contract awards for the F-15, Apache, C-17 and F/A-18 programs. BMA total backlog at December 31, 2014 was $29,139 million, a decrease of 13% reflecting revenue recognized on contracts awarded in prior years, partially offset by contract awards for the F/A-18, P-8 and Apache programs.
Additional Considerations
C-17 and F/A-18 See the discussion of the C-17 and F/A-18 programs in Note 11 to our Consolidated Financial Statements.
USAF KC-46A Tanker See the discussion of the USAF KC-46A Tanker program on pages 24 – 25.
Network & Space Systems
Results of Operations

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Revenues	$7,751	$8,003	$8,512
% of total company revenues	8%	9%	10%
Earnings from operations	$726	$698	$719
Operating margins	9.4%	8.7%	8.4%
Contractual backlog	$7,368	$8,935	$9,832
Unobligated backlog	$4,979	$5,987	$6,076
Revenues
N&SS revenues in 2015 decreased by $252 million compared with 2014 primarily due to lower revenue of $1,061 million, primarily on satellite and proprietary programs and volume and mix of sales to our United Launch Alliance (ULA) joint venture, partially offset by higher volume on the Commercial Crew program.

N&SS revenues in 2014 decreased by $509 million compared with 2013 primarily due to a reduction of $812 million related to lower volume on several government satellite, Electronic and Information Solutions (E&IS) and proprietary programs, partially offset by $257 million related to higher volume on the Commercial Crew and SLS programs.
New-build satellite deliveries were as follows:

Years ended December 31,	2015	2014	2013
Commercial and civil satellites	3	5	3
Military satellites	1		4

Earnings From Operations
N&SS earnings from operations in 2015 increased by $28 million compared with 2014 primarily due to higher earnings of $83 million from improved performance on several E&IS programs partially offset by lower performance on a development program. Net favorable cumulative contract catch-up adjustments were $10 million lower in 2015 than in 2014 primarily due to higher unfavorable adjustments on commercial satellite programs.
N&SS earnings from operations in 2014 decreased by $21 million compared with 2013 primarily due to lower earnings of $84 million on several commercial satellite programs related to lower milestone volume, partially offset by higher earnings of $68 million due to improved performance on several government satellite programs and our ULA joint venture as well as higher volume on Commercial Crew during the initial performance period. Net favorable cumulative contract catch-up adjustments were $12 million higher in 2014 than in 2013.
N&SS earnings from operations include equity earnings of $183 million, $211 million and $171 million primarily from our ULA joint venture in 2015, 2014 and 2013, respectively.
Backlog
N&SS total backlog was $12,347 million at December 31, 2015, reflecting a decrease of 17% from December 31, 2014 primarily due to revenue recognized on contracts awarded in prior years, partially offset by current year contract awards including orders from NASA for International Space Station engineering support and Post Certification Mission 1 on the Commercial Crew program. N&SS total backlog was $14,922 million at December 31, 2014, reflecting a decrease of 6% from December 31, 2013 primarily due to revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for the Commercial Crew, commercial satellite and missile defense system programs.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 6, 11, and 12 to our Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 10 to our Consolidated Financial Statements.
LightSquared See the discussion of the LightSquared receivables in Note 5 to our Consolidated Financial Statements.
Global Services & Support
Results of Operations

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Revenues	$9,155	$9,378	$9,410
% of total company revenues	10%	10%	11%
Earnings from operations	$1,230	$1,134	$1,015
Operating margins	13.4%	12.1%	10.8%
Contractual backlog	$17,800	$16,920	$16,269
Unobligated backlog	$358	$932	$1,467

Revenues
GS&S revenues in 2015 decreased by $223 million compared with 2014 primarily due to final AEW&C deliveries and lower volume in several Training Systems & Government Services (TSGS) programs, partially offset by higher volume on several Integrated Logistics (IL) programs.
GS&S revenues in 2014 decreased by $32 million compared with 2013 primarily due to lower volume of $277 million in IL and TSGS programs. These decreases were partially offset by higher Aircraft Modernization & Sustainment (AM&S) revenues of $245 million primarily related to deliveries of three AEW&C Peace Eagle to Turkey in 2014.
Earnings From Operations
GS&S earnings from operations in 2015 increased by $96 million compared with 2014 primarily due to improved performance across the segment. Net favorable cumulative contract catch-up adjustments were $57 million higher in 2015 than in 2014 primarily due to favorable F-15 program adjustments.
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
Backlog
GS&S total backlog at December 31, 2015 was $18,158 million, an increase of 2% reflecting current year contract awards, including C-17 support programs, Advanced Surveillance Command and Control and F-15 support programs, partially offset by revenue recognized on contracts awarded in prior years. GS&S total backlog at December 31, 2014 was $17,852 million, which was largely unchanged from backlog of $17,736 million at December 31, 2013.
Boeing Capital
Business Environment and Trends
BCC’s gross customer financing and investment portfolio at December 31, 2015 totaled $3,459 million. A substantial portion of BCC’s portfolio is concentrated among certain U.S. commercial airline customers. BCC’s portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably 717 and 747-8F aircraft.
BCC provided customer financing of $586 million and $489 million during 2015 and 2014. While we may be required to fund a number of new aircraft deliveries in 2016, we expect alternative financing will be available at reasonable prices from broad and globally diverse sources.
Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,300 western-built commercial jet aircraft (9.5% of current world fleet) were parked at the end of 2015, including both in-production and out-of-production aircraft types. Of these parked aircraft, approximately 11% are not expected to return to service. At the end of 2014 and 2013, 9.8% and 9.2% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service.

Results of Operations

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Revenues	$413	$416	$408
Earnings from operations	$50	$92	$107
Operating margins	12%	22%	26%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues in 2015 are consistent with 2014. BCC’s revenues in 2014 increased by $8 million compared with 2013 primarily due to higher aircraft return condition payments of $60 million, partially offset by a decrease in finance lease income and lower interest income.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations in 2015 decreased by $42 million compared with 2014 primarily due to higher asset impairment expense. Earnings from operations in 2014 decreased by $15 million compared with 2013 due to $60 million increase in asset impairment expense, partially offset by a reduction in the provision for losses on receivables, driven by a change to a customer credit rating recorded in the first quarter of 2014, in addition to lower depreciation and interest expense.
Financial Position
The following table presents selected financial data for BCC as of December 31:

(Dollars in millions)	2015	2014
Customer financing and investment portfolio, net	$3,449	$3,493
Other assets, primarily cash and short-term investments	480	615
Total assets	$3,929	$4,108

Other liabilities, primarily deferred income taxes	$1,099	$1,212
Debt, including intercompany loans	2,355	2,412
Equity	475	484
Total liabilities and equity	$3,929	$4,108

Debt-to-equity ratio	5.0-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at December 31, 2015 decreased from December 31, 2014 primarily due to normal portfolio run-off, impairments and dispositions, partially offset by the increased volume of $586 million. At December 31, 2015 and 2014, BCC had $49 million and $48 million of assets that were held for sale or re-lease, of which $15 million in 2015 had either signed preliminary agreements with deposits or firm contracts to be sold or placed on lease. Additionally, aircraft subject to leases with a carrying value of approximately $111 million are scheduled to be returned off lease during 2016. We are seeking to remarket these aircraft or have the leases extended.

BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Net earnings	$5,176	$5,446	$4,585
Non-cash items	2,392	2,515	2,516
Changes in working capital	1,795	897	1,078
Net cash provided by operating activities	9,363	8,858	8,179
Net cash (used)/provided by investing activities	(1,846)	2,467	(5,154)
Net cash used by financing activities	(7,920)	(8,593)	(4,249)
Effect of exchange rate changes on cash and cash equivalents	(28)	(87)	(29)
Net (decrease)/increase in cash and cash equivalents	(431)	2,645	(1,253)
Cash and cash equivalents at beginning of year	11,733	9,088	10,341
Cash and cash equivalents at end of period	$11,302	$11,733	$9,088
Operating Activities Net cash provided by operating activities was $9.4 billion during 2015, compared with $8.9 billion during 2014 and $8.2 billion in 2013. The increase of $0.5 billion in 2015 was primarily due to lower inventory growth, partially offset by lower receipts of advances and progress billings. The increase of $0.7 billion in 2014 was primarily due to higher customer advances which more than offset higher gross inventory. Our investment in gross inventories decreased by $0.3 billion in 2015 primarily in our BDS business, largely driven by ending production of C-17 aircraft, which more than offset continued investment in commercial airplane program inventory. Our investment in gross inventories increased $7.6 billion in 2014 and $5.7 billion in 2013, largely driven by continued investment in commercial airplane program inventory, primarily 787 inventory. Advances and progress billings increased by $0.4 billion in 2015, $6.9 billion in 2014 and $3.9 billion in 2013, primarily due to payments from Commercial Airplane customers. Discretionary contributions to our pension plans were insignificant in 2015 compared with $0.8 billion in 2014 and $1.5 billion in 2013.
Investing Activities Cash used by investing activities was $1.8 billion during 2015 compared with $2.5 billion provided during 2014 and $5.2 billion used during 2013, largely due to changes in investments in time deposits. Net proceeds from investments were $0.6 billion in 2015 compared with $4.8 billion in 2014 and net contributions to investments of $2.9 billion in 2013. In 2015, capital expenditures totaled $2.5 billion, up from $2.2 billion in 2014 and $2.1 billion in 2013. We expect capital expenditures in 2016 to be consistent with 2015 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $7.9 billion during 2015, a decrease of $0.7 billion compared with 2014 primarily due to higher new borrowings of $0.8 billion and lower repayments of debt and distribution rights of $0.9 billion in 2015, which more than offset higher share repurchases of $0.8 billion and higher dividend payments of $0.4 billion in 2015. Cash used by financing activities was $8.6 billion during 2014, an increase of $4.3 billion compared with 2013 primarily due to higher share repurchases of $3.2 billion, higher dividends paid of $0.6 billion and a decrease in proceeds from stock options exercised of $0.8 billion in 2014, partially offset by higher new borrowings of $0.4 billion in 2014.

During 2015, we issued $1.7 billion and repaid $0.9 billion of debt. At December 31, 2015 and 2014 the recorded balance of debt was $10.0 billion and $9.1 billion of which $1.2 billion and $0.9 billion was classified as short-term. At December 31, 2015 and 2014 this includes $2.4 billion of debt attributable to BCC, of which $0.5 billion and $0.1 billion was classified as short-term.
During 2015 and 2014 we repurchased 46.7 million and 46.6 million shares totaling $6.8 billion and $6.0 billion through our open market share repurchase program. In 2015 and 2014, we had 0.7 million shares transferred to us from employees for tax withholdings. At December 31, 2015, the amount available under the share repurchase plan, announced on December 14, 2015, totaled $14 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout 2015 and at December 31, 2015, we had no commercial paper borrowings outstanding. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $16.3 billion and $16.7 billion at December 31, 2015 and 2014. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At December 31, 2015 and 2014, our pension plans were $17.9 billion and $17.3 billion underfunded as measured under GAAP. On an Employee Retirement Income Security Act (ERISA) basis our plans are more than 100% funded at December 31, 2015 with minimal required contributions in 2016. We expect to make contributions to our plans of approximately $0.1 billion in 2016. We may be required to make higher contributions to our pension plans in future years.
At December 31, 2015, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.

Contractual Obligations
The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2015, and the estimated timing thereof.

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including current portion)	$9,922	$1,186	$996	$2,358	$5,382
Interest on debt(1)	5,580	459	849	718	3,554
Pension and other postretirement cash requirements	14,146	640	1,718	4,222	7,566
Capital lease obligations	157	55	76	16	10
Operating lease obligations	1,529	244	405	277	603
Purchase obligations not recorded on the Consolidated Statements of Financial Position	123,100	43,471	31,741	24,465	23,423
Purchase obligations recorded on the Consolidated Statements of Financial Position	16,580	15,358	824	125	273
Total contractual obligations (2)	$171,014	$61,413	$36,609	$32,181	$40,811

(1)	Includes interest on variable rate debt calculated based on interest rates at December 31, 2015. Variable rate debt was 3% of our total debt at December 31, 2015.

(2)
Excludes income tax matters. As of December 31, 2015, our net liability for income taxes payable, including uncertain tax positions, was $1,177 million. We are not able to reasonably estimate the timing of future cash flows related to uncertain tax positions.

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
Industrial Participation Agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2015, we incurred no such penalties. As of December 31, 2015, we have outstanding industrial participation agreements totaling $18.4 billion that extend through 2030. Purchase order commitments associated with industrial participation agreements are included in purchase obligations in the table above. To be eligible for such a purchase order commitment from us, a foreign supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.
Commercial Commitments
The following table summarizes our commercial commitments outstanding as of December 31, 2015.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$4,968	$3,127	$1,355	$182	$304
Commercial aircraft financing commitments	16,283	2,897	6,899	4,205	2,282
Total commercial commitments	$21,251	$6,024	$8,254	$4,387	$2,586
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $566 million at December 31, 2015. For additional information, see Note 11 to our Consolidated Financial Statements.
Income Taxes We have $1,617 million of unrecognized tax benefits at December 31, 2015 for uncertain tax positions. For further discussion of income taxes, see Note 4 to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 12 to our Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our Consolidated Financial Statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of certain pension and other postretirement benefit expenses that are not allocated to business segments - see Note 21 to our Consolidated Financial Statements. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.
Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)
Years ended December 31,	2015	2014	2013
Revenues	$96,114	$90,762	$86,623
Earnings from operations, as reported	$7,443	$7,473	$6,562
Operating margins	7.7%	8.2%	7.6%

Unallocated pension and other postretirement benefit expense	$298	$1,387	$1,314
Core operating earnings (non-GAAP)	$7,741	$8,860	$7,876
Core operating margins (non-GAAP)	8.1%	9.8%	9.1%

Diluted earnings per share, as reported	$7.44	$7.38	$5.96
Unallocated pension and other postretirement benefit expense(1)	$0.28	$1.22	$1.11
Core earnings per share (non-GAAP)	$7.72	$8.60	$7.07
Weighted average diluted shares (in millions)	696.1	738.0	769.5

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.

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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the year ended December 31, 2015, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all contracts decreased Earnings from operations by $224 million. For the years ended December 31, 2014 and 2013 net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings from operations by $100 million and $242 million.
Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all contracts in BDS for all of 2015 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $304 million. In addition, a number of our fixed price development contracts are in a reach-forward loss position. Changes to estimated losses are recorded immediately in earnings.
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
The program method of accounting allocates tooling and other non-recurring and production costs over the accounting quantity for each program. Because of the higher unit production costs experienced at the beginning of a new program and substantial investment required for initial tooling and other non-recurring costs, new commercial aircraft programs, such as the 787 program, typically have lower initial margins than established programs. In addition, actual costs incurred for earlier units in excess of the estimated average cost of all units in the program accounting quantity are included within program inventory as deferred production costs. Deferred production, unamortized tooling and other non-recurring costs are expected to be fully recovered when all units in the accounting quantity are delivered as the expected unit cost for later deliveries is below the estimated average cost as learning curve and other improvements are realized.
Due to the significance of judgment in the estimation process described above, it is reasonably possible that changes in underlying circumstances or assumptions could have a material effect on program gross margins. If the combined gross margin percentages for our commercial airplane programs had been estimated to be 1% higher or lower it would have a similar effect on the Commercial Airplane segment’s operating margins. For the year-ended December 31, 2015, a 1% increase or decrease in operating margins for our Commercial Airplane segment would have a $650 million impact on operating earnings.
The 747 is in a reach-forward loss position at December 31, 2015 while the 787 program had near breakeven margins during 2015. Absent changes in estimated revenues or costs, subsequent 747 deliveries are recorded at zero margin. Reductions to the estimated loss in subsequent periods are spread over all undelivered units in the accounting quantity, whereas increases to the estimated loss are recorded immediately as an additional reach-forward loss. If we are unable to mitigate risks associated with the 747 and 787 programs, or if we are required to change one or more of our pricing, cost or other assumptions related to these programs, we could be required to record additional reach-forward losses which could have a material effect on our reported results.
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
We completed our assessment of goodwill as of April 1, 2015 and determined that there is no impairment of goodwill. As of December 31, 2015, we estimated that the fair value of each reporting unit significantly exceeded its corresponding carrying value. Changes in our forecasts, or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods.
As of December 31, 2015 and 2014, we had $490 million of indefinite-lived intangible assets related to the Jeppesen and Aviall brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. A 10% decrease in the discounted cash flows would not impact the carrying value of these indefinite-lived intangible assets.
Pension Plans
The majority of our employees have earned benefits under defined benefit pension plans. Nonunion and the majority of union employees that had participated in defined benefit pension plans will transition to a company-funded defined contribution retirement savings plan in 2016. Accounting rules require an annual measurement of our projected obligation and plan assets. These measurements are based upon several assumptions, including the discount rate and the expected long-term rate of asset return. Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligation and Shareholders’ equity.
The following table shows the sensitivity of our pension plan liability and net periodic cost to a 25 basis point change in the discount rate as of December 31, 2015.

(Dollars in millions)	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans
Projected benefit obligation	($2,128)	$2,648
Net periodic pension cost	(129)	152
Pension expense is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2015 net periodic pension expense by $148 million. We expect 2016 net periodic pension cost to decrease by approximately $2,119 million and the portion recognized in earnings to decrease by approximately $378 million primarily due to lower service cost and amortization of actuarial losses.
Other
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Act”), require disclosure of certain activities, transactions or dealings relating to Iran that occurred during the period covered by this report. Disclosure is required even if the activities, transactions or dealings were conducted in compliance with applicable law. We have disclosed such activities in our Quarterly Report on Form 10-Q for the second quarter of 2015 and such disclosure is incorporated herein by reference. During the fourth quarter of 2015, we agreed to sell aircraft maintenance manuals to Iran Air Tours. We generated no revenues or net profits during the fourth quarter of 2015 from these activities. These sales were authorized by a license from the U.S. Office of Foreign Assets Control (“OFAC”). Boeing applied for the OFAC license consistent with guidance from the U.S. government in connection with ongoing negotiations between the “P5+1” nations and Iran related to, among other things, the safety of Iran’s civil aviation industry. We may engage in additional activities pursuant to this license, which sales may require additional disclosure pursuant to Section 13(r) of the Act.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations, and customer financing assets and liabilities. Additionally, BCC uses interest rate swaps with certain debt obligations to manage exposure to interest rate changes. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes. As of December 31, 2015, the impact over the next 12 months of a 100 basis point rise in interest rates to our pre-tax earnings would not be significant. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2015, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized losses by $229 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries
Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2015	2014	2013
Sales of products	$85,255	$80,688	$76,792
Sales of services	10,859	10,074	9,831
Total revenues	96,114	90,762	86,623

Cost of products	(73,446)	(68,551)	(65,640)
Cost of services	(8,578)	(8,132)	(7,553)
Boeing Capital interest expense	(64)	(69)	(75)
Total costs and expenses	(82,088)	(76,752)	(73,268)
	14,026	14,010	13,355
Income from operating investments, net	274	287	214
General and administrative expense	(3,525)	(3,767)	(3,956)
Research and development expense, net	(3,331)	(3,047)	(3,071)
(Loss)/gain on dispositions, net	(1)	(10)	20
Earnings from operations	7,443	7,473	6,562
Other (loss)/income, net	(13)	(3)	56
Interest and debt expense	(275)	(333)	(386)
Earnings before income taxes	7,155	7,137	6,232
Income tax expense	(1,979)	(1,691)	(1,646)
Net earnings from continuing operations	5,176	5,446	4,586
Net loss on disposal of discontinued operations, net of taxes of $0, $0, $0			(1)
Net earnings	$5,176	$5,446	$4,585

Basic earnings per share	$7.52	$7.47	$6.03

Diluted earnings per share	$7.44	$7.38	$5.96
See Notes to the Consolidated Financial Statements on pages 54 – 109.

The Boeing Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Net earnings	$5,176	$5,446	$4,585
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(92)	(97)	(64)
Unrealized gains on certain investments, net of tax of ($5), $0 and $0	8
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss) arising during period, net of tax of $77, $77, and $42	(140)	(137)	(75)
Reclassification adjustment for loss/(gain) included in net earnings, net of tax of ($43), ($4), and $9	79	7	(17)
Total unrealized loss on derivative instruments, net of tax	(61)	(130)	(92)
Defined benefit pension plans & other postretirement benefits:
Net actuarial gain/(loss) arising during the period, net of tax of $402, $2,588, and ($3,437)	(732)	(4,612)	6,143
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($570), ($367), and ($849)	1,038	661	1,516
Settlements and curtailments included in net income, net of tax of ($27), ($101), and ($33)	51	180	59
Pension and postretirement benefit/(cost) related to our equity method investments, net of tax ($2), $15, and ($13)	3	(27)	24
Amortization of prior service cost included in net periodic pension cost, net of tax of ($22), ($12), and ($6)	38	21	10
Prior service cost arising during the period, net of tax of ($496), $3, and $41	902	(5)	(74)
Total defined benefit pension plans & other postretirement benefits, net of tax	1,300	(3,782)	7,678
Other comprehensive income/(loss), net of tax	1,155	(4,009)	7,522
Comprehensive (loss)/income related to noncontrolling interests	(3)	10	9
Comprehensive income, net of tax	$6,328	$1,447	$12,116
See Notes to the Consolidated Financial Statements on pages 54 – 109.

The Boeing Company and Subsidiaries
Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2015	2014
Assets
Cash and cash equivalents	$11,302	$11,733
Short-term and other investments	750	1,359
Accounts receivable, net	8,713	7,729
Current portion of customer financing, net	212	190
Inventories, net of advances and progress billings	47,257	46,756
Total current assets	68,234	67,767
Customer financing, net	3,358	3,371
Property, plant and equipment, net	12,076	11,007
Goodwill	5,126	5,119
Acquired intangible assets, net	2,657	2,869
Deferred income taxes	265	317
Investments	1,284	1,154
Other assets, net of accumulated amortization of $451 and $479	1,408	1,317
Total assets	$94,408	$92,921
Liabilities and equity
Accounts payable	$10,800	$10,667
Accrued liabilities	14,014	13,462
Advances and billings in excess of related costs	24,364	23,175
Short-term debt and current portion of long-term debt	1,234	929
Total current liabilities	50,412	48,233
Deferred income taxes	2,392	2,207
Accrued retiree health care	6,616	6,802
Accrued pension plan liability, net	17,783	17,182
Other long-term liabilities	2,078	1,566
Long-term debt	8,730	8,141
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,834	4,625
Treasury stock, at cost	(29,568)	(23,298)
Retained earnings	38,756	36,180
Accumulated other comprehensive loss	(12,748)	(13,903)
Total shareholders’ equity	6,335	8,665
Noncontrolling interests	62	125
Total equity	6,397	8,790
Total liabilities and equity	$94,408	$92,921
See Notes to the Consolidated Financial Statements on pages 54 – 109.

The Boeing Company and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Cash flows – operating activities:
Net earnings	$5,176	$5,446	$4,585
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	189	195	206
Depreciation and amortization	1,833	1,906	1,844
Investment/asset impairment charges, net	167	229	96
Customer financing valuation benefit	(5)	(28)	(11)
Loss on disposal of discontinued operations			1
Loss/(gain) on dispositions, net	1	10	(20)
Other charges and credits, net	364	317	528
Excess tax benefits from share-based payment arrangements	(157)	(114)	(128)
Changes in assets and liabilities –
Accounts receivable	(1,069)	(1,328)	(879)
Inventories, net of advances and progress billings	(1,110)	(4,330)	(5,562)
Accounts payable	(238)	1,339	(298)
Accrued liabilities	2	(1,088)	883
Advances and billings in excess of related costs	1,192	3,145	3,353
Income taxes receivable, payable and deferred	477	1,325	1,445
Other long-term liabilities	46	36	2
Pension and other postretirement plans	2,470	1,186	1,720
Customer financing, net	167	578	391
Other	(142)	34	23
Net cash provided by operating activities	9,363	8,858	8,179
Cash flows – investing activities:
Property, plant and equipment additions	(2,450)	(2,236)	(2,098)
Property, plant and equipment reductions	42	34	51
Acquisitions, net of cash acquired	(31)	(163)	(26)
Contributions to investments	(2,036)	(8,617)	(15,394)
Proceeds from investments	2,590	13,416	12,453
Purchase of distribution rights			(140)
Other	39	33
Net cash (used)/provided by investing activities	(1,846)	2,467	(5,154)
Cash flows – financing activities:
New borrowings	1,746	962	571
Debt repayments	(885)	(1,601)	(1,434)
Repayments of distribution rights and other asset financing		(185)	(280)
Stock options exercised	399	343	1,097
Excess tax benefits from share-based payment arrangements	157	114	128
Employee taxes on certain share-based payment arrangements	(96)	(98)	(63)
Common shares repurchased	(6,751)	(6,001)	(2,801)
Dividends paid	(2,490)	(2,115)	(1,467)
Other		(12)
Net cash used by financing activities	(7,920)	(8,593)	(4,249)
Effect of exchange rate changes on cash and cash equivalents	(28)	(87)	(29)
Net (decrease)/increase in cash and cash equivalents	(431)	2,645	(1,253)
Cash and cash equivalents at beginning of year	11,733	9,088	10,341
Cash and cash equivalents at end of year	$11,302	$11,733	$9,088
See Notes to the Consolidated Financial Statements on pages 54 –109.

The Boeing Company and Subsidiaries
Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance at January 1, 2013	$5,061	$4,122	($15,937)	$30,037	($17,416)	$100	$5,967
Net earnings				4,585		9	4,594
Other comprehensive income, net of tax of ($4,246)					7,522		7,522
Share-based compensation and related dividend equivalents		216		(16)			200
Excess tax pools		101					101
Treasury shares issued for stock options exercised, net		109	988				1,097
Treasury shares issued for other share-based plans, net		(133)	79				(54)
Common shares repurchased			(2,801)				(2,801)
Cash dividends declared ($2.185 per share)				(1,642)			(1,642)
Changes in noncontrolling interests						13	13
Balance at December 31, 2013	$5,061	$4,415	($17,671)	$32,964	($9,894)	$122	$14,997
Net earnings				5,446		10	5,456
Other comprehensive loss, net of tax of $2,199					(4,009)		(4,009)
Share-based compensation and related dividend equivalents		208		(20)			188
Excess tax pools		114					114
Treasury shares issued for stock options exercised, net		17	326				343
Treasury shares issued for other share-based plans, net		(129)	48				(81)
Common shares repurchased			(6,001)				(6,001)
Cash dividends declared ($3.10 per share)				(2,210)			(2,210)
Changes in noncontrolling interests						(7)	(7)
Balance at December 31, 2014	$5,061	$4,625	($23,298)	$36,180	($13,903)	$125	$8,790
Net earnings				5,176		(3)	5,173
Other comprehensive loss, net of tax of ($686)					1,155		1,155
Share-based compensation and related dividend equivalents		214		(25)			189
Excess tax pools		158					158
Treasury shares issued for stock options exercised, net		(29)	428				399
Treasury shares issued for other share-based plans, net		(134)	53				(81)
Common shares repurchased			(6,751)				(6,751)
Cash dividends declared ($3.82 per share)				(2,575)			(2,575)
Changes in noncontrolling interests						(60)	(60)
Balance at December 31, 2015	$5,061	$4,834	($29,568)	$38,756	($12,748)	$62	$6,397
See Notes to the Consolidated Financial Statements on pages 54 – 109.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2015	2014	2013
Revenues:
Commercial Airplanes	$66,048	$59,990	$52,981
Defense, Space & Security:
Boeing Military Aircraft	13,482	13,500	15,275
Network & Space Systems	7,751	8,003	8,512
Global Services & Support	9,155	9,378	9,410
Total Defense, Space & Security	30,388	30,881	33,197
Boeing Capital	413	416	408
Unallocated items, eliminations and other	(735)	(525)	37
Total revenues	$96,114	$90,762	$86,623
Earnings from operations:
Commercial Airplanes	$5,157	$6,411	$5,795
Defense, Space & Security:
Boeing Military Aircraft	1,318	1,301	1,501
Network & Space Systems	726	698	719
Global Services & Support	1,230	1,134	1,015
Total Defense, Space & Security	3,274	3,133	3,235
Boeing Capital	50	92	107
Unallocated items, eliminations and other	(1,038)	(2,163)	(2,575)
Earnings from operations	$7,443	$7,473	$6,562
Other (loss)/income, net	(13)	(3)	56
Interest and debt expense	(275)	(333)	(386)
Earnings before income taxes	7,155	7,137	6,232
Income tax expense	(1,979)	(1,691)	(1,646)
Net earnings from continuing operations	5,176	5,446	4,586
Net loss on disposal of discontinued operations, net of taxes of $0, $0, $0			(1)
Net earnings	$5,176	$5,446	$4,585
This information is an integral part of the Notes to the Consolidated Financial Statements. See Note 21 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Years ended December 31, 2015, 2014 and 2013
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
During 2015 we adopted FASB Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Income Taxes, which requires that the Consolidated Statements of Financial Position reflect all deferred income tax assets and liabilities as non-current. The Company elected to retrospectively apply the provisions of this standard and prior year balances have been revised to reflect the current year presentation.
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
Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. In 2015, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all contracts decreased Earnings from operations by $224 and diluted EPS by $0.23. In 2014 and 2013 net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings from operations by $100 and $242 and diluted EPS by $0.10 and $0.23. Significant adjustments during the three years ended December 31, 2015 included reach-forward losses of $835 and $425 on the USAF KC-46A Tanker contract recorded during 2015 and 2014.
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
Service Revenue Service revenue is recognized when the service is performed with the exception of U.S. government service agreements, which are accounted for using contract accounting. Service activities primarily include: support agreements associated with military aircraft and helicopter contracts, space travel on Commercial Crew, ongoing maintenance of International Space Station, and technical and flight operation services for commercial aircraft. Service revenue and associated cost of sales from pay-in-advance subscription fees are deferred and recognized as services are rendered.
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
Reinsurance Revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $136, $135 and $160 during 2015, 2014 and 2013, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $132, $144 and $147 during 2015, 2014 and 2013, respectively. Revenues and costs are presented net in Cost of sales in the Consolidated Statements of Operations.

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
Research and Development
Research and development includes costs incurred for experimentation, design, and testing, as well as bid and proposal efforts related to government products and services which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our contract accounting policy. We have certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues. Research and development expense included bid and proposal costs of $286, $289 and $285 in 2015, 2014 and 2013, respectively.
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
Postretirement Plans
The majority of our employees have earned benefits under defined benefit pension plans. Nonunion and the majority of union employees that had participated in defined benefit pension plans will transition to a company-funded defined contribution retirement savings plan in 2016. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). A portion of net periodic pension and other postretirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period. Actuarial gains and losses, which occur when actual experience differs from actuarial assumptions, are reflected in Shareholders’ equity (net of taxes). If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities we amortize them over the average future service period of employees. The funded status of our pension and postretirement plans is reflected on the Consolidated Statements of Financial Position.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank where conditions for right of set-off are met, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $163 and $241 at December 31, 2015 and 2014.
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

Used aircraft purchased by the Commercial Airplanes segment and general stock materials are stated at cost not in excess of net realizable value. See ‘Aircraft Valuation’ within this Note for a discussion of our valuation of used aircraft. Spare parts inventory is stated at lower of average unit cost or net realizable value. We review our commercial spare parts and general stock materials quarterly to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends, expected production usage, and the size and age of the aircraft fleet using the part. Impaired inventories are charged to Cost of products in the period the impairment occurs.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, including applicable construction-period interest, less accumulated depreciation and are depreciated principally over the following estimated useful lives: new buildings and land improvements, from 10 to 40 years; and new machinery and equipment, from 4 to 20 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years’ digits. Capitalized internal use software is included in Other assets and amortized using the straight line method over 5 years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including assets that may be subject to a management plan for disposition.
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
Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, from 5 to 14 years; product know-how, from 6 to 30 years; customer base, from 3 to 19 years; distribution rights, from 3 to 27 years; and other, from 3 to 32 years. We evaluate the potential impairment of finite-lived acquired intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Investments
Time deposits are held-to-maturity investments that are carried at cost.
Available-for-sale securities include commercial paper, U.S. government agency securities, and corporate debt securities. Available-for-sale securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Realized gains and losses on available-for-sale securities are recognized based on the specific identification method. Available-for-sale securities are assessed for impairment quarterly.
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
Derivatives
All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. We use derivative instruments to principally manage a variety of market risks. For derivatives designated as hedges of the exposure to changes in fair value of the recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to include in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in comprehensive income and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. We have agreements to purchase and sell aluminum to address long-term strategic sourcing objectives and international business requirements. These agreements are derivatives for accounting purposes but are not designated for hedge accounting treatment. We also hold certain derivative instruments for economic purposes that are not designated for hedge accounting treatment. For these aluminum agreements and for other derivative instruments not designated for hedge accounting treatment, the changes in their fair value are recorded in earnings immediately.
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

The fair value of trade-in aircraft is determined using aircraft-specific data such as model, age and condition, market conditions for specific aircraft and similar models, and multiple valuation sources. This process uses our assessment of the market for each trade-in aircraft, which in most instances begins years before the return of the aircraft. There are several possible markets in which we continually pursue opportunities to place used aircraft. These markets include, but are not limited to, the resale market, which could potentially include the cost of long-term storage; the leasing market, with the potential for refurbishment costs to meet the leasing customer’s requirements; or the scrap market. Trade-in aircraft valuation varies significantly depending on which market we determine is most likely for each aircraft. On a quarterly basis, we update our valuation analysis based on the actual activities associated with placing each aircraft into a market or using current published third-party aircraft valuations based on the type and age of the aircraft, adjusted for individual attributes and known conditions.
Used aircraft acquired by the Commercial Airplanes segment are included in Inventories at the lower of cost or net realizable value as it is our intent to sell these assets. To mitigate costs and enhance marketability, aircraft may be placed on operating lease. While on operating lease, the assets are included in Customer financing.
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
Warranties
In conjunction with certain product sales, we provide warranties that cover factors such as non-conformance to specifications and defects in material and design. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three to four-year standard warranty for systems, accessories, equipment, parts, and software manufactured by us or manufactured to certain standards under our authorization. These warranties are included in the programs’ estimate at completion. On occasion we have made commitments beyond the standard warranty obligation to correct fleet-wide major issues of a particular model, resulting in additional accrued warranty expense. Warranties issued by our BDS segments principally relate to sales of military aircraft and weapons hardware and are included in the contract cost estimates. These sales are generally accompanied by a six month to two-year warranty period and cover systems, accessories, equipment, parts, and software manufactured by us to certain contractual specifications. Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. Estimated costs of these additional warranty issues are considered changes to the initial liability estimate.
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
Note 2 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2015 and 2014 were as follows:

	Commercial Airplanes	Boeing Military Aircraft	Network & Space Systems	Global Services & Support	Total
Balance at January 1, 2014	$2,108	$964	$1,513	$458	$5,043
Acquisitions	45		57		102
Goodwill adjustments	(22)		(4)		(26)
Balance at December 31, 2014	$2,131	$964	$1,566	$458	$5,119
Acquisitions	6	15			21
Goodwill adjustments	(14)				(14)
Balance at December 31, 2015	$2,123	$979	$1,566	$458	$5,126

As of December 31, 2015 and 2014, we had indefinite-lived intangible assets with carrying amounts of $490 relating to trade names.
The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$2,245	$673	$2,245	$550
Product know-how	503	244	494	216
Customer base	600	403	619	381
Developed technology	455	357	500	386
Other	198	157	202	148
Total	$4,001	$1,834	$4,060	$1,681
Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2015 and 2014 was $224 and $227. Estimated amortization expense for the five succeeding years is as follows:

	2016	2017	2018	2019	2020
Estimated amortization expense	$211	$204	$185	$154	$145
During 2015 and 2014 we acquired $15 and $87 of finite-lived intangible assets, of which $0 and $24 related to non-cash investing and financing transactions.
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)
Years ended December 31,	2015	2014	2013
Net earnings	$5,176	$5,446	$4,585
Less: earnings available to participating securities	4	6	7
Net earnings available to common shareholders	$5,172	$5,440	$4,578
Basic
Basic weighted average shares outstanding	688.0	728.9	760.8
Less: participating securities	1.1	1.3	1.9
Basic weighted average common shares outstanding	686.9	727.6	758.9
Diluted
Basic weighted average shares outstanding	688.0	728.9	760.8
Dilutive potential common shares(1)	8.1	9.1	8.7
Diluted weighted average shares outstanding	696.1	738.0	769.5
Less: participating securities	1.1	1.3	1.9
Diluted weighted average common shares outstanding	695.0	736.7	767.6
Net earnings per share:
Basic	$7.52	$7.47	$6.03
Diluted	7.44	7.38	5.96

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)
Years ended December 31,	2015	2014	2013
Stock options			4.8
Performance awards	5.6	5.1	4.2
Performance-based restricted stock units	2.3	1.3
Note 4 – Income Taxes
The components of earnings before income taxes were:

Years ended December 31,	2015	2014	2013
U.S.	$6,828	$6,829	$5,946
Non-U.S.	327	308	286
Total	$7,155	$7,137	$6,232

Income tax expense/(benefit) consisted of the following:

Years ended December 31,	2015	2014	2013
Current tax expense
U.S. federal	$2,102	$676	($82)
Non-U.S.	122	91	76
U.S. state	21	69	11
Total current	2,245	836	5
Deferred tax expense
U.S. federal	(297)	828	1,531
Non-U.S.	4	34	41
U.S. state	27	(7)	69
Total deferred	(266)	855	1,641
Total income tax expense	$1,979	$1,691	$1,646
Net income tax payments were $1,490, $355 and $209 in 2015, 2014 and 2013, respectively.
The following is a reconciliation of the U.S. federal statutory tax rate of 35% to our effective income tax rates:

Years ended December 31,	2015	2014	2013
U.S. federal statutory tax	35.0%	35.0%	35.0%
Research and development credits (1)	(3.4)	(2.9)	(4.9)
Amendments to the R&E regulations (2)			(3.4)
Tax basis adjustment (3)		(3.6)
U.S. manufacturing activity tax benefit	(2.9)	(1.2)	(0.6)
Tax on international activities	(0.6)	(0.2)	(0.1)
Federal audit settlements (4)		(3.6)
Other provision adjustments	(0.4)	0.2	0.4
Effective income tax rate	27.7%	23.7%	26.4%

(1)
In the fourth quarter of 2015 and 2014, we recorded tax benefits of $235 and $188, respectively related to the reinstatement of the research tax credit. Research tax credits for the 2013 and 2012 tax years were both recorded in 2013.

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
Federal income tax audits have been settled for all years prior to 2011. The years 2011-2012 are currently being examined by the IRS. We are also subject to examination in major state and international jurisdictions for the 2001-2015 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

Prior year balances of deferred tax (liabilities)/assets have been revised to reflect current year presentation. Significant components of our deferred tax (liabilities)/assets at December 31 were as follows:

	2015	2014
Inventory and long-term contract methods of income recognition	(10,401)	(10,156)
Pension benefits	6,303	6,145
Retiree health care benefits	2,513	2,572
Fixed assets, intangibles and goodwill (net of valuation allowance $16 and $18)	(1,837)	(1,782)
Other employee benefits	1,339	1,477
Customer and commercial financing	(777)	(853)
Accrued expenses and reserves	609	733
Net operating loss, credit and capital loss carryovers (net of valuation allowance of $89 and $63)(1)	216	266
Other	(92)	(292)
Net deferred tax (liabilities)/assets(2)	($2,127)	($1,890)

(1)	Of the deferred tax asset for net operating loss and credit carryovers, $208 expires in years ending from December 31, 2016 through December 31, 2035 and $8 may be carried over indefinitely.

(2)	Included in the net deferred tax (liabilities)/assets as of December 31, 2015 and 2014 are deferred tax assets in the amounts of $7,277 and $8,007 related to Accumulated other comprehensive loss.
Net deferred tax (liabilities)/assets at December 31 were as follows:

	2015	2014
Deferred tax assets	$13,128	$14,219
Deferred tax liabilities	(15,150)	(16,028)
Valuation allowance	(105)	(81)
Net deferred tax (liabilities)/assets	($2,127)	($1,890)
The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
As discussed in Note 1, during the year ended December 31, 2015, the Company retrospectively adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The effects of the accounting change on the December 31, 2014 Statement of Financial Position were as follows:

	2014
	Revised	As Reported
Current deferred tax asset		$18
Non-current deferred tax asset	317	6,576
Current deferred tax liability		(8,484)
Non-current deferred tax liability	(2,207)
Net deferred tax (liabilities)/assets	($1,890)	($1,890)
We have provided for U.S. deferred income taxes and foreign withholding tax in the amount of $35 on undistributed earnings not considered indefinitely reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries of approximately $700 because such earnings are considered to be indefinitely reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.
As of December 31, 2015 and 2014, the amounts accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position were not significant. The amounts of interest benefit included in the Consolidated Statements of Operations were not significant for the years ended December 31, 2015, 2014 and 2013.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Unrecognized tax benefits – January 1	$1,312	$1,141	$1,055
Gross increases – tax positions in prior periods	38	403	10
Gross decreases – tax positions in prior periods	(25)	(251)	(125)
Gross increases – current-period tax positions	292	217	202
Gross decreases – current-period tax positions			(1)
Settlements		(197)
Lapse of statute of limitations		(1)
Unrecognized tax benefits – December 31	$1,617	$1,312	$1,141
As of December 31, 2015, 2014 and 2013, the total amount of unrecognized tax benefits was $1,617, $1,312 and $1,141, respectively, of which $1,479, $1,180 and $1,018 would affect the effective tax rate, if recognized. As of December 31, 2015, these amounts are primarily associated with U.S. federal tax issues such as the amount of research tax credits claimed, the U.S. manufacturing activity tax benefit, tax basis adjustments and U.S. taxation of foreign earnings. Also included in these amounts are accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months we will resolve the matters presently under consideration for the 2011-2012 tax years with the IRS. Depending on the timing and outcome of that audit settlement, unrecognized tax benefits could decrease by up to $115 based on current estimates.
Note 5 – Accounts Receivable, net
Accounts receivable at December 31 consisted of the following:

	2015	2014
U.S. government contracts	$4,864	$4,281
Commercial Airplanes	2,250	1,749
Defense, Space & Security customers (1)	889	1,018
Reinsurance receivables	550	512
Other	254	296
Less valuation allowance	(94)	(127)
Total	$8,713	$7,729

(1)	Excludes U.S. government contracts

The following table summarizes our accounts receivable under long-term contracts that were unbillable or related to outstanding claims as of December 31:

	Unbillable		Claims
	2015	2014	2015	2014
Current	$2,024	$2,306		$29
Expected to be collected after one year	2,001	1,408	$70	73
Total	$4,025	$3,714	$70	$102
Under contract accounting unbillable receivables on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Any adjustment for the credit quality of unbillable receivables, if required, would be recorded as a direct reduction of revenue. Factors considered in assessing the collectability of unbillable receivables include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. Unbillable receivables related to commercial customers expected to be collected after one year were $178 and $172 at December 31, 2015 and 2014. Accounts receivable related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.
Accounts receivable as of December 31, 2015, includes $104 of unbillable receivables on a long-term contract with New LightSquared, LLC (LightSquared) related to the construction of two commercial satellites. One of the satellites has launched and has been accepted by the customer, and the other is substantially complete but remains in Boeing’s possession. On May 14, 2012, LightSquared filed for Chapter 11 bankruptcy protection. On December 7, 2015, LightSquared exited Chapter 11 bankruptcy protection and fully assumed the Boeing contract. We do not expect to incur losses on these receivables.
Accounts receivable, other than those described above, expected to be collected after one year are not material.
Note 6 – Inventories
Inventories at December 31 consisted of the following:

	2015	2014
Long-term contracts in progress	$13,858	$13,381
Commercial aircraft programs	55,230	55,220
Commercial spare parts, used aircraft, general stock materials and other	6,673	7,421
Inventory before advances and progress billings	75,761	76,022
Less advances and progress billings	(28,504)	(29,266)
Total	$47,257	$46,756
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At December 31, 2015 and 2014, the inventory balance was $120 (net of advances of $310) and $154 (net of advances of $322). At December 31, 2015, $176 of this inventory related to unsold launches. See Note 12.

Included in inventories are capitalized precontract costs of $732 at December 31, 2015, primarily related to KC-46A Tanker and $1,281 at December 31, 2014, primarily related to C-17. See Note 11.
Commercial Aircraft Programs
At December 31, 2015 and 2014, commercial aircraft programs inventory included the following amounts related to the 787 program: $34,656 and $33,163 of work in process (including deferred production costs of $28,510 and $26,149), $2,551 and $2,257 of supplier advances, and $3,890 and $3,801 of unamortized tooling and other non-recurring costs. At December 31, 2015, $23,721 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $8,679 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At December 31, 2015 and 2014, commercial aircraft programs inventory included the following amounts related to the 747 program: $942 and $1,741 of deferred production costs, net of reach-forward losses, and $377 and $476 of unamortized tooling costs. At December 31, 2015, $342 of 747 deferred production and unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $977 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. At December 31, 2015 we have a number of completed 747 aircraft in work in process inventory that we expect to recover from future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,166 and $3,341 at December 31, 2015 and 2014.
Used aircraft in inventories at Commercial Airplanes totaled $267 and $275 at December 31, 2015 and 2014.
Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following at December 31:

	2015	2014
Financing receivables:
Investment in sales-type/finance leases	$1,620	$1,535
Notes	256	370
Total financing receivables	1,876	1,905
Operating lease equipment, at cost, less accumulated depreciation of $338 and $571	1,710	1,677
Gross customer financing	3,586	3,582
Less allowance for losses on receivables	(16)	(21)
Total	$3,570	$3,561
The components of investment in sales-type/finance leases at December 31 were as follows:

	2015	2014
Minimum lease payments receivable	$1,537	$1,475
Estimated residual value of leased assets	530	521
Unearned income	(447)	(461)
Total	$1,620	$1,535

Operating lease equipment primarily includes large commercial jet aircraft and regional jet aircraft. At December 31, 2015 and 2014, operating lease equipment included $49 and $48 available for sale or re-lease. At December 31, 2015 and 2014, we had firm lease commitments for $15 and $0 of this equipment.
Financing receivable balances evaluated for impairment at December 31 were as follows:

	2015	2014
Individually evaluated for impairment	$86	$86
Collectively evaluated for impairment	1,790	1,819
Total financing receivables	$1,876	$1,905
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. As of December 31, 2015 and 2014, we had no material receivables that were greater than 30 days past due and we had no impaired customer financing receivables during 2015 and 2014.
Income recognition is generally suspended for financing receivables at the date full recovery of income and principal becomes not probable. Income is recognized when financing receivables become contractually current and performance is demonstrated by the customer. For the year ended December 31, 2013, interest income recognized on such receivables was $30, and the average recorded investment in impaired financing receivables was $376.
The change in the allowance for losses on financing receivables for the years ended December 31, 2015, 2014 and 2013, consisted of the following:

	2015	2014	2013
Beginning balance - January 1	($21)	($49)	($60)
Customer financing valuation benefit	5	28	11
Ending balance - December 31	($16)	($21)	($49)
Collectively evaluated for impairment	($16)	($21)	($49)
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
Our financing receivable balances at December 31 by internal credit rating category are shown below:

Rating categories	2015	2014
BBB	$973	$1,055
BB	536
B	258	633
CCC	23	131
Other	86	86
Total carrying value of financing receivables	$1,876	$1,905
At December 31, 2015, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 16%, 10% and 2% to the exposure associated with those receivables.

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

Our customer financing portfolio is primarily collateralized by out-of-production aircraft. The majority of customer financing carrying values are concentrated in the following aircraft models at December 31:

	2015	2014
717 Aircraft ($372 and $421 accounted for as operating leases)	$1,415	$1,562
747 Aircraft (Accounted for as operating leases)	1,038	601
MD-80 Aircraft (Accounted for as sales-type finance leases)	314	358
757 Aircraft ($48 and $349 accounted for as operating leases)	270	370
767 Aircraft ($84 and $47 accounted for as operating leases)	185	158
737 Aircraft ($115 and $127 accounted for as operating leases)	115	156
MD-11 Aircraft (Accounted for as operating leases)	35	114

Charges related to customer financing asset impairment for the years ended December 31 were as follows:

	2015	2014	2013
Boeing Capital	$162	$139	$67
Other Boeing		45	14
Total	$162	$184	$81
Scheduled receipts on customer financing are as follows:

Year	2016	2017	2018	2019	2020	Beyond 2020
Principal payments on notes receivable	$54	$38	$104	$56	$4
Sales-type/finance lease payments receivable	255	231	220	207	174	$450
Operating lease equipment payments receivable	593	120	100	86	71	357

Note 8 – Property, Plant and Equipment
Property, plant and equipment at December 31 consisted of the following:

	2015	2014
Land	$536	$560
Buildings and land improvements	12,397	11,767
Machinery and equipment	13,187	12,867
Construction in progress	2,242	1,502
Gross property, plant and equipment	28,362	26,696
Less accumulated depreciation	(16,286)	(15,689)
Total	$12,076	$11,007
Depreciation expense was $1,357, $1,414 and $1,338 for the years ended December 31, 2015, 2014 and 2013, respectively. Interest capitalized during the years ended December 31, 2015, 2014 and 2013 totaled $158, $102 and $87, respectively.
Rental expense for leased properties was $267, $277 and $287, for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, minimum rental payments under capital leases aggregated $157. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,515, net of sublease payments of $13 at December 31, 2015. Payments due under operating and capital leases net of sublease amounts and non-cancellable future rentals during the next five years are as follows:

	2016	2017	2018	2019	2020
Minimum operating lease payments, net of sublease amounts	$240	$217	$182	$157	$117
Minimum capital lease payments	55	47	29	12	4
Accounts payable related to purchases of property, plant and equipment were $502 and $299 for the years ended December 31, 2015 and 2014.

Note 9 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2015	2014
Time deposits	$456	$1,295
Pledged money market funds(1)	38	38
Available-for-sale investments	244	7
Equity method investments (2)	1,230	1,114
Restricted cash(3)	31	26
Other investments	35	33
Total	$2,034	$2,513

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $239 and $293 during 2015 and 2014. Retained earnings at December 31, 2015 include undistributed earnings from our equity method investments of $251.

(3)	Restricted to pay certain claims related to workers’ compensation and life insurance premiums for certain employees.
Equity Method Investments
Our equity method investments consisted of the following as of December 31:

	Segment	Ownership Percentages	Investment Balance
			2015	2014
United Launch Alliance	Network & Space Systems (N&SS)	50%	$908	$916
Other	Commercial Airplanes, N&SS and Global Services & Support (GS&S)		322	198
Total equity method investments			$1,230	$1,114
Note 10 – Other Assets
Sea Launch
At December 31, 2015 and 2014, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment and the $209 partner loan obligations. On September 28, 2015, the district court granted summary judgment in

Boeing’s favor on all claims against the other partners. Further proceedings will determine the final damage amount, including potential interest payments. If the partners decide to appeal or seek reconsideration of the district court’s ruling additional proceedings would ensue. Prior to these proceedings, we had filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other partners for a portion of these amounts. In 2010, the arbitrator ruled that the Stockholm Chamber of Commerce lacked jurisdiction to hear the matter, which ruling has been on appeal in the Swedish appellate courts since mid-2014. During the fourth quarter of 2015, the Supreme Court of Sweden confirmed our right to pursue this appeal in the Swedish appellate courts. We believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional charges. Our current assessment as to the collectability of these receivables takes into account the current economic conditions in Russia and Ukraine, although we will continue to monitor the situation.
Spirit AeroSystems
As of December 31, 2015, Other assets included $140 of receivables related to an indemnification from Spirit AeroSystems, Inc. (Spirit), for costs incurred related to pension and retiree medical obligations of former Boeing employees that were subsequently employed by Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. We expect to fully recover from Spirit and do not expect to incur any losses.
Note 11 – Liabilities, Commitments and Contingencies
Accrued Liabilities
Accrued liabilities at December 31 consisted of the following:

	2015	2014
Accrued compensation and employee benefit costs	$5,624	$5,868
Environmental	566	601
Product warranties	1,485	1,504
Forward loss recognition	757	414
Dividends payable	721	637
Income Taxes Payable	262	119
Other	4,599	4,319
Total	$14,014	$13,462
Environmental
The following table summarizes environmental remediation activity during the years ended December 31, 2015 and 2014.

	2015	2014
Beginning balance – January 1	$601	$649
Reductions for payments made	(78)	(89)
Changes in estimates	43	41
Ending balance – December 31	$566	$601

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At December 31, 2015 and 2014, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $853 and $874.
Product Warranties
The following table summarizes product warranty activity recorded during the years ended December 31, 2015 and 2014.

	2015	2014
Beginning balance – January 1	$1,504	$1,570
Additions for current year deliveries	421	566
Reductions for payments made	(323)	(432)
Changes in estimates	(117)	(200)
Ending balance - December 31	$1,485	$1,504
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
Trade-in commitment agreements at December 31, 2015 have expiration dates from 2016 through 2026. At December 31, 2015 and 2014, total contractual trade-in commitments were $1,585 and $2,392. As of December 31, 2015 and 2014, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $240 and $446 and the fair value of the related trade-in aircraft was $240 and $446.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $16,283 and $16,723 as of December 31, 2015 and 2014. The estimated earliest potential funding dates for these commitments as of December 31, 2015 are as follows:

Total
2016	$2,897
2017	3,664
2018	3,235
2019	2,884
2020	1,321
Thereafter	2,282
$16,283
As of December 31, 2015, $15,919 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,968 and $3,985 as of December 31, 2015 and 2014.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of December 31, 2015, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 6.
C-17
Production of the C-17 aircraft ended in the fourth quarter of 2015. At December 31, 2015, one aircraft remained unsold, while our backlog includes international orders for four C-17 aircraft that are scheduled for delivery in 2016. During 2015 we received orders for six C-17 aircraft and we believe it is probable that we will receive an order for the remaining unsold aircraft from an international customer. Should an order not materialize we could incur charges to write down inventory.
F/A-18
At December 31, 2015, our backlog included 48 F/A-18 aircraft under contract with the U.S. Navy. The orders in backlog include an order for 15 aircraft finalized in October 2015. The Consolidated Appropriations Act, 2016, passed in December 2015, funds 12 additional F/A-18 aircraft that, combined with the orders in backlog, would complete production in mid-2018. The President’s Fiscal Year 2017 Budget request submitted in February 2016 includes funding for two additional F/A-18 aircraft. We are continuing to work with our U.S. customers as well as international customers to secure additional orders that would extend the program beyond 2018.

Should additional orders not materialize, it is reasonably possible that we will decide to end production of the F/A-18 in 2018. We are still evaluating the full financial impact of a potential production shutdown, including any recovery that may be available from the U.S. government.
KC-46A Tanker
We have also begun work on low rate initial production aircraft for the U.S. Air Force (USAF). The USAF is expected to authorize two low rate initial production lots in 2016 for a total of 19 aircraft, subject to satisfactory progress being made on the Engineering, Manufacturing and Development contract. At December 31, 2015, we had approximately $429 of capitalized precontract costs and $1,589 of potential termination liabilities to suppliers associated with the KC-46A Tanker.
Company Owned Life Insurance
McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2015 and 2014, the cash surrender value was $487 and $466 and the total loans were $456 and $439. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2015 and 2014.
United States Government Defense Environment Overview
The enactment of The Bipartisan Budget Act of 2015 in November 2015 established overall defense spending levels for FY2016 and FY2017. However, uncertainty remains with respect to levels of defense spending for FY2018 and beyond, including risk of future sequestration cuts. Significant uncertainty also continues with respect to program-level appropriations for the U.S. Department of Defense (U.S. DoD) and other government agencies, including the National Aeronautics and Space Administration, within the overall budgetary framework described above. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorization and appropriations process could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
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
KC-46A Tanker and BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, Saudi F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, during the second quarter of 2015, higher estimated costs to complete the KC-46A Tanker contract for the USAF resulted in a reach-forward loss of $835.

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
747 Program
During the fourth quarter of 2015, we recorded a charge of $885 to recognize a reach-forward loss on the 747 program primarily due to slower than expected growth in global cargo markets, resulting in market and pricing pressures and fewer orders than anticipated driving reductions in our planned production rates. The charge is primarily related to lower anticipated revenues reflecting ongoing pricing and market pressures as well as higher estimated costs due to the reduction in the production rate from 1.0 per month to 0.5 per month in September 2016. We currently plan to return to a rate of 1.0 per month in 2019. We have a number of completed aircraft in inventory as well as unsold production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If we are unable to obtain sufficient orders in 2016 and/or market, production and other risks cannot be mitigated, the program could face an additional reach-forward loss that may be material.

787 Program
During 2015 the 787 program continued to have near breakeven gross margins. The combination of production challenges, change incorporation on early build aircraft, schedule delays, customer and supplier impacts and changes to price escalation factors has created significant pressure on program profitability. If risks related to this program, including risks associated with planned production rate increases or introducing and manufacturing the 787-10 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as a reach-forward loss that may be material.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
December 31,	2015	2014	2015	2014	2015	2014
Contingent repurchase commitments	$1,529	$1,375	$1,510	$1,364	$7	$5
Indemnifications to ULA:
Contributed Delta program launch inventory	107	114
Contract pricing	261	261			7	7
Other Delta contracts	231	150			5
Other indemnifications		63				20
Credit guarantees	30	30	27	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,253 of the $1,360 of inventory that was contributed by us and has yet to consume $107. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,367 through December 31, 2015. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $71 of indemnification payments to ULA.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. We believe ULA is entitled to additional contract pricing. In December 2008, ULA submitted a claim to the USAF to re-price the contract value for two satellite missions. In March 2009, the USAF issued a denial of that claim. In June 2009, ULA filed a notice of appeal, and in October 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of the two satellite missions. In September 2009, the USAF exercised its option for a third satellite mission. During the third quarter of 2010, ULA submitted a claim to the USAF to re-price the contract value of the third mission. The USAF did not exercise an option for a fourth mission prior to the expiration of the contract. In March 2011, ULA filed a notice of appeal before the ASBCA, seeking to re-price the third mission. On November 20, 2013, the ASBCA denied USAF motions for summary judgment against ULA in large part, leaving ULA’s claims against the USAF substantially intact. The hearing before the ASBCA concluded on December 20, 2013. The parties filed their final post-hearing briefs in May 2014. The ASBCA may now issue a decision at any time. If ULA is ultimately unsuccessful in obtaining additional pricing, we may be responsible for an indemnification payment up to $261 and may record up to $277 in pre-tax losses associated with the three missions.
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
Other Indemnifications In conjunction with our sales of Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma, we agreed to indemnify, for an indefinite period, the buyers for costs relating to pre-closing environmental conditions and certain other items. We are unable to assess the potential number of future claims that may be asserted under these indemnifications, nor the amounts thereof (if any). As a result, we cannot estimate the maximum potential amount of future payments under these indemnities and therefore, no liability has been recorded. To the extent that claims have been made under these indemnities and/or are probable and reasonably estimable, liabilities associated with these indemnities are included in the environmental liability disclosure in Note 11.
Credit Guarantees We have issued credit guarantees, principally to facilitate the sale and/or financing of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor or certain specified services are not performed. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit guarantees are collateralized by the underlying commercial aircraft and certain other assets. Current outstanding credit guarantees expire within the next five years.
Industrial Revenue Bonds
Industrial Revenue Bonds (IRB) issued by the City of Wichita and St. Louis County were used to finance the purchase and/or construction of real and personal property at our Wichita and St. Louis sites. Tax benefits associated with IRBs include a ten-year property tax abatement and a sales tax exemption from the Kansas Department of Revenue, and a twelve-year property tax abatement and sales tax exemption from St. Louis County. We record these properties on our Consolidated Statements of Financial Position, along with capital lease obligations to repay the proceeds of the IRBs. We have also purchased the IRBs and therefore are the bondholders as well as the borrower/lessee of the properties purchased with the IRB proceeds.
The capital lease obligations and IRB assets are recorded net in the Consolidated Statements of Financial Position. As of December 31, 2015 and 2014, the assets and liabilities associated with the City of Wichita and St. Louis County IRBs were $584 and $638.

Note 13 – Debt
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
On October 29, 2015, we issued $900 of fixed rate senior notes consisting of $350 due October 30, 2020 that bear an annual interest rate of 1.65%, $250 due October 30, 2022 that bear interest at the rate of 2.2%, and $300 due October 30, 2025 that bear interest at the rate of 2.6%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $881, after deducting underwriting discounts, commissions and offering expenses.
Interest incurred, including amounts capitalized, was $497, $504 and $548 for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense recorded by BCC is reflected as Boeing Capital interest expense on our Consolidated Statements of Operations. Total Company interest payments were $488, $511 and $551 for the years ended December 31, 2015, 2014 and 2013, respectively.
We have $4,980 currently available under credit line agreements, of which $2,465 is a 364-day revolving credit facility expiring in November 2016 and $2,365 expires in November 2020, $90 in November 2019, and $60 in November 2017. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2015	2014
Unsecured debt securities	$1,004	$755
Non-recourse debt and notes	36	38
Capital lease obligations	53	64
Other notes	141	72
Total	$1,234	$929

Debt at December 31 consisted of the following:

	2015	2014
Unsecured debt securities
Variable rate: 3-month USD LIBOR plus 12.5 basis points due 2017	$250	$250
0.95% - 4.88% due through 2045	5,075	4,223
5.88% - 6.88% due through 2043	2,381	2,394
7.25% - 8.75% due through 2043	1,645	1,657
Non-recourse debt and notes
6.98% - 7.38% notes due through 2021	163	201
Capital lease obligations due through 2024	150	161
Other notes	300	184
Total debt	$9,964	$9,070
Total debt is attributable to:

	2015	2014
BCC	$2,355	$2,412
Other Boeing	7,609	6,658
Total debt	$9,964	$9,070
At December 31, 2015, $163 of debt (non-recourse debt, notes and capital lease obligations) was collateralized by customer financing assets totaling $295.
Scheduled principal payments for debt and minimum capital lease obligations for the next five years are as follows:

	2016	2017	2018	2019	2020
Scheduled principal payments	$1,242	$368	$703	$1,248	$1,126

Note 14 – Postretirement Plans
The majority of our employees have earned benefits under defined benefit pension plans. Nonunion and the majority of union employees that had participated in defined benefit pension plans will transition to a company-funded defined contribution retirement savings plan in 2016.
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
The components of net periodic benefit cost were as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2015	2014	2013	2015	2014	2013
Service cost	$1,764	$1,661	$1,886	$140	$129	$148
Interest cost	2,990	3,058	2,906	248	289	263
Expected return on plan assets	(4,031)	(4,169)	(3,874)	(8)	(8)	(6)
Amortization of prior service costs/(credits)	196	177	196	(136)	(144)	(180)
Recognized net actuarial loss	1,577	1,020	2,231	31	8	95
Settlement/curtailment/other losses	290	461	104	10	1
Net periodic benefit cost	$2,786	$2,208	$3,449	$285	$275	$320

Net periodic benefit cost included in Earnings from operations	$2,366	$3,215	$3,036	$288	$287	$353
In 2015, we recorded charges of $290 related to curtailments and other benefit changes associated with certain of our defined benefit plans.

The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2015 and 2014. Benefit obligation balances presented below reflect the PBO for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2015	2014	2015	2014
Change in benefit obligation
Beginning balance	$78,391	$68,625	$7,306	$7,008
Service cost	1,764	1,661	140	129
Interest cost	2,990	3,058	248	289
Plan participants’ contributions	5	6
Amendments	(1,379)	51	(19)	(43)
Actuarial (gain)/loss	(3,505)	10,655	(89)	334
Settlement/curtailment/other	(457)	(2,518)	10	7
Gross benefits paid	(3,382)	(3,126)	(486)	(449)
Subsidies			43	39
Exchange rate adjustment	(39)	(21)	(15)	(8)
Ending balance	$74,388	$78,391	$7,138	$7,306
Change in plan assets
Beginning balance at fair value	$61,119	$58,131	$141	$140
Actual return/(loss) on plan assets	(701)	5,893	1	10
Company contribution	59	784	5	8
Plan participants’ contributions	5	6	5	2
Settlement payments	(649)	(640)
Benefits paid	(3,284)	(3,039)	(20)	(19)
Exchange rate adjustment	(35)	(16)
Ending balance at fair value	$56,514	$61,119	$132	$141
Amounts recognized in statement of financial position at December 31 consist of:
Other assets	$10	$3
Other accrued liabilities	(101)	(93)	($390)	($363)
Accrued retiree health care			(6,616)	(6,802)
Accrued pension plan liability, net	(17,783)	(17,182)
Net amount recognized	($17,874)	($17,272)	($7,006)	($7,165)
Amounts recognized in Accumulated other comprehensive loss at December 31 were as follows:

	Pension		Other Postretirement Benefits
	2015	2014	2015	2014
Net actuarial loss	$20,871	$21,321	$781	$877
Prior service costs/(credits)	(1,195)	385	(397)	(512)
Total recognized in Accumulated other comprehensive loss	$19,676	$21,706	$384	$365

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ending December 31, 2016 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial loss	$787	$22
Amortization of prior service costs/(credits)	38	(126)
Total	$825	($104)
The accumulated benefit obligation (ABO) for all pension plans was $72,330 and $75,655 at December 31, 2015 and 2014. Key information for our plans with ABO in excess of plan assets as of December 31 was as follows:

	2015	2014
Projected benefit obligation	$74,188	$78,358
Accumulated benefit obligation	72,121	75,622
Fair value of plan assets	56,306	61,082
Assumptions
The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at December 31 of each year and the net periodic benefit cost for the subsequent year.

December 31,	2015	2014	2013
Discount rate:
Pension	4.20%	3.90%	4.80%
Other postretirement benefits	3.80%	3.50%	4.20%
Expected return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increase	4.00%	3.80%	4.00%
The discount rate for each plan is determined based on the plans’ expected future benefit payments using a yield curve developed from high quality bonds that are rated as Aa or better by at least half of the four rating agencies utilized as of the measurement date. The yield curve is fitted to yields developed from bonds at various maturity points. Bonds with the ten percent highest and the ten percent lowest yields are omitted. A portfolio of about 400 bonds is used to construct the yield curve. Since corporate bond yields are generally not available at maturities beyond 30 years, it is assumed that spot rates will remain level beyond that 30-year point. The present value of each plan’s benefits is calculated by applying the discount rates to projected benefit cash flows. All bonds are U.S. issues, with a minimum outstanding of $50.
The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to recent trust performance and historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2015, the MRVA was approximately $2,731 greater than the fair market value of assets.

Assumed health care cost trend rates were as follows:

December 31,	2015	2014	2013
Health care cost trend rate assumed next year	6.50%	7.00%	7.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year that trend reached ultimate rate	2021	2018	2018
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

	Increase	Decrease
Effect on total of service and interest cost	$54	($44)
Effect on postretirement benefit obligation	647	(551)
Plan Assets
Investment Strategy The overall objective of our pension assets is to earn a rate of return over time to satisfy the benefit obligations of the pension plans and to maintain sufficient liquidity to pay benefits and address other cash requirements of the pension fund. Specific investment objectives for our long-term investment strategy include reducing the volatility of pension assets relative to pension liabilities, achieving a competitive total investment return, achieving diversification between and within asset classes and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified.
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
Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions, and the timing of benefit payments and contributions. Short-term investments and exchange-traded derivatives are used to rebalance the actual asset allocation to the target asset allocation. The asset allocation is monitored and rebalanced on a monthly basis.
The actual and target allocations by asset class for the pension assets at December 31 were as follows:

	Actual Allocations		Target Allocations
Asset Class	2015	2014	2015	2014
Fixed income	48%	48%	47%	47%
Global equity	28	29	29	26
Private equity	5	5	5	6
Real estate and real assets	9	9	9	11
Hedge funds (1)	10	9	10	10
Total	100%	100%	100%	100%

(1)	As of January 1, 2015 the global strategies asset class was consolidated with the hedge funds asset class.

Fixed income securities are invested primarily in a diversified portfolio of long duration instruments. Global equity securities are invested in a diversified portfolio of U.S. and non-U.S. companies, across various industries and market capitalizations.
Real estate and real assets include global private investments that may be held through an investment in a limited partnership (LP) or other fund structures and publicly traded investments (such as Real Estate Investment Trusts (REITs) in the case of real estate). Real estate includes, but is not limited to, investments in office, retail, apartment and industrial properties. Real assets include, but are not limited to, investments in natural resources (such as energy, farmland and timber), commodities and infrastructure. Private equity investment vehicles are primarily limited partnerships (LPs) and fund-of-funds that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies.
Hedge fund investments seek to capitalize on inefficiencies identified across and within different asset classes or markets. Hedge fund strategy types include, but are not limited to directional, event driven, relative value, long-short and multi-strategy.
Investment managers are retained for explicit investment roles specified by contractual investment guidelines. Certain investment managers are authorized to use derivatives, such as equity or bond futures, swaps, options and currency futures or forwards. Derivatives are used to achieve the desired market exposure of a security or an index, transfer value-added performance between asset classes, achieve the desired currency exposure, adjust portfolio duration or rebalance the total portfolio to the target asset allocation.
As a percentage of total pension plan assets, derivative net notional amounts were 13.1% and 3.5% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and 4.0% and 2.0% for global equity and commodities at December 31, 2015 and 2014.
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
Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2015 and 2014. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs. We have retrospectively adopted ASU No. 2015-07, Disclosures for Investments in Certain Entities that calculate Net Asset Value Per Share. The fair value hierarchy now excludes certain investments which are valued using Net Asset Value (NAVs) as a practical expedient.

	December 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$16,339		$16,336	$3	$17,488		$17,486	$2
U.S. government and agencies	4,801		4,800	1	5,224		5,224
Mortgage backed and asset backed	830		382	448	1,207		596	611
Municipal	1,475		1,475		1,636		1,636
Sovereign	907		907		1,073		1,073
Other	83	9	74		246	9	237
Derivatives:
Assets	25		25		49		49
Liabilities	(67)		(67)		(66)		(66)
Cash equivalents and other short-term investments	1,015		1,015		792		792
Equity securities:
U.S. common and preferred stock (1)	5,165	5,164		1	7,605	7,605
Non-U.S. common and preferred stock	5,712	5,710		2	7,151	7,139	11	1
Derivatives:
Assets	11		11		9		9
Liabilities	(3)		(3)		(5)		(5)
Private equity (1)	3			3	3			3
Real estate and real assets:
Real estate	447	447			500	500
Real assets	632	351	275	6	743	369	370	4
Derivatives:
Assets	3		3		2		2
Liabilities	(2)		(2)		(11)		(11)
Total	$37,376	$11,681	$25,231	$464	$43,646	$15,622	$27,403	$621

Fixed income common/collective/pooled funds	$1,753				$2,127
Fixed income other	247				252
Equity common/collective pooled funds	4,948				2,658
Private equity	2,611				2,924
Real estate and real assets	3,637				3,523
Hedge funds	5,478				5,620
Total investments measured at NAV as a practical expedient	$18,674				$17,104

Cash	$162				$115
Receivables	435				447
Payables	(133)				(193)
Total	$56,514				$61,119

(1)	Level 1 private equity securities have been reclassified to U.S. common and preferred stock. These are publicly traded equities that were distributed from private equity LPs.

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
Common/collective/pooled funds are typically common or collective trusts valued at their NAVs that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity. Derivatives included in the table above are over-the-counter and are primarily valued using an income approach with inputs that include benchmark yields, swap curves, cash flow analysis, rating agency data and interdealer broker rates. Exchange-traded derivative positions are reported in accordance with changes in daily variation margin which is settled daily and therefore reflected in the payables and receivables portion of the table.
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
Hedge funds consist of direct hedge funds and fund-of-fund limited liability company (LLC) structures. For direct hedge funds the NAVs are generally based on valuation of the underlying investments. This is primarily done by applying a market or income valuation methodology depending on the specific type of security or instrument held. The NAVs of the fund-of-funds are based on the NAVs of the underlying hedge funds as well as any cash and accruals held at the fund-of-fund level. Redemptions in hedge funds are based on specific terms and conditions of the individual funds.
Investments in private equity, private debt, real estate, real assets, and hedge funds are primarily calculated and reported by the General Partner (GP), fund manager or third party administrator. Additionally, some investments in fixed income and equity are made via commingled vehicles and are valued in a similar fashion. Pension assets invested in commingled and limited partnership structures rely on the NAV of these investments as the practical expedient for the valuations.

The following tables present a reconciliation of Level 3 assets (excluding investments which are valued using NAVs as a practical expedient) held during the years ended December 31, 2015 and 2014. Transfers into and out of Level 3 are reported at the beginning-of-year values.

	January 1 2015 Balance	Net Realized and Unrealized (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into Level 3	December 31 2015 Balance
Fixed income securities:
Corporate (1)	$1		$1	$1	$3
U.S. government and agencies (1)	1				1
Mortgage backed and asset backed (1)	611	($9)	(157)	3	448
Other		(3)	3
Equity securities:
U.S. common and preferred stock				1	1
Non-U.S. common and preferred stock	1		(2)	3	2
Private equity	3				3
Real assets	4		2		6
Total	$621	($12)	($153)	$8	$464

	January 1 2014 Balance	Net Realized and Unrealized Gains	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2014 Balance
Fixed income securities:
Corporate (2)	$19		($7)	($10)	$2
Mortgage backed and asset backed (2)	554	$14	10	33	611
Equity securities:
Non-U.S. common and preferred stock	1		(1)	1	1
Private equity	3				3
Real assets			4		4
Total	$577	$14	$6	$24	$621

(1)	Certain fixed income securities were reclassified from corporate and mortgage backed and asset backed to U.S. government and agencies on January 1, 2015.

(2)	Certain fixed income securities were reclassified from corporate to mortgage backed and asset backed on January 1, 2014.
The changes in unrealized (losses)/gains for Level 3 mortgage backed and asset backed fixed income securities still held at December 31, 2015 and 2014 were ($10) and $8.
OPB Plan Assets The majority of OPB plan assets are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The index fund is valued using a market approach based on the quoted market price of an identical instrument (Level 1). The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows
Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA), as well as rules governing funding of our non-U.S. pension plans, are expected to be minimal in 2016. In 2016 we expect to make contributions to our pension plans of approximately $100.
Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

Year(s)	2016	2017	2018	2019	2020	2021-2025
Pensions	$4,311	$4,419	$4,479	$4,451	$4,488	$22,724
Other postretirement benefits:
Gross benefits paid	521	546	574	595	626	3,139
Subsidies	(38)	(38)	(38)	(37)	(37)	(177)
Net other postretirement benefits	$483	$508	$536	$558	$589	$2,962
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
Defined Contribution Plans
We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $768, $764 and $742 in 2015, 2014 and 2013, respectively.
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
Shares issued as a result of stock option exercises or conversion of stock unit awards will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to satisfy these issuances during 2016.

Share-based plans expense is primarily included in General and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit were as follows:

Years ended December 31,	2015	2014	2013
Stock options	$30	$62	$93
Restricted stock units and other awards	160	133	113
Share-based plans expense	$190	$195	$206
Income tax benefit	$68	$70	$76
Stock Options
In February 2013, we granted to our executives 6,591,968 options. The options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. The stock options vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. If an executive terminates employment for any reason, the non-vested portion of the stock option will not vest and all rights to the non-vested portion will terminate. We discontinued granting options in 2014, replacing them with performance-based restricted stock units.
Stock option activity for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	18,504,645	$73.75
Exercised	(5,369,947)	74.40
Forfeited	(206,433)	76.14
Expired	(2,321)	77.95
Outstanding at end of year	12,925,944	$73.44	5.23	$920
Exercisable at end of year	11,249,575	$72.94	4.93	$806
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $385, $250 and $546, respectively. Cash received from options exercised during the years ended December 31, 2015, 2014 and 2013 was $399, $343 and $1,097 with a related tax benefit of $135, $87 and $190, respectively, derived from the compensation deductions resulting from these option exercises. At December 31, 2015, there was $4 of total unrecognized compensation cost related to our stock option plan which is expected to be recognized over a weighted average period of two months. The grant date fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $56, $87 and $89, respectively.
The stock options granted in February 2013 had a fair value of $15.85 which was estimated using the Black-Scholes option-pricing model with the following assumptions: expected life of 6 years, expected volatility of 29.0% based upon our historical stock volatility, risk-free interest rates of 1.0%, and expected dividend yield of 2.6%.
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
Restricted Stock Units
In February 2015, 2014 and 2013, we granted to our executives 590,778, 695,651 and 1,375,414 restricted stock units (RSUs) as part of our long-term incentive program with grant date fair values of $154.64, $129.58 and $75.97 per unit, respectively. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, involuntary layoff, disability, or death, the employee (or beneficiary) will receive a proration of stock units based on active employment during the three-year service period. In all other cases, the RSUs will not vest and all rights to the stock units will terminate. In addition to RSUs awarded under our long-term incentive program, we grant RSUs to certain executives and employees to encourage retention or to reward various achievements. These RSUs are labeled other RSUs in the table below. The fair values of all RSUs are estimated using the average of the high and low stock prices on the date of grant.
RSU activity for the year ended December 31, 2015 was as follows:

	Long-Term Incentive Program	Other
Number of units:
Outstanding at beginning of year	3,032,539	1,147,098
Granted	634,960	223,282
Dividends	64,705	28,849
Forfeited	(128,628)	(64,542)
Distributed	(1,256,936)	(213,686)
Outstanding at end of year	2,346,640	1,121,001
Unrecognized compensation cost	$92	$43
Weighted average remaining contractual life (years)	1.8	2.0
The number of vested but undistributed RSUs at December 31, 2015 was not significant.
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

In February 2015 and 2014, we granted to our executives 556,203 and 662,215 PBRSUs as part of our long-term incentive program with grant date fair values of $164.26 and $136.12 per unit. Compensation expense for the award is recognized over the three-year performance period based upon the grant date fair value estimated using a Monte-Carlo simulation model. The model used the following assumptions in 2015 and 2014: expected volatility of 20.35% and 24.2% based upon our historical stock volatility, risk-free interest rates of 1.03% and 0.72%, and no expected dividend yield because the units earn dividend equivalents.
PBRSU activity for the year ended December 31, 2015 was as follows:

Long-Term Incentive Program
Number of units:
Outstanding at beginning of year	623,102
Granted	556,203
Dividends	25,887
Forfeited	(82,157)
Outstanding at end of year	1,123,035
Unrecognized compensation cost	$82
Weighted average remaining contractual life (years)	1.8
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
During 2015, 2014 and 2013, we granted Performance Awards to our executives with the payout based on the achievement of financial goals for each three-year period following the grant date. The minimum payout amount is $0 and the maximum amount we could be required to pay out for the 2015, 2014 and 2013 Performance Awards is $349, $327 and $255, respectively. The 2013 grant is expected to be paid out in cash in March 2016.
Deferred Compensation
The Company has a deferred compensation plan which permits executives to defer receipt of a portion of their salary, bonus, and certain other incentive awards. Participants can diversify deferred compensation among 23 investment funds including a Boeing stock unit account.
Total expense related to deferred compensation was $63, $44 and $238 in 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the deferred compensation liability which is being marked to market was $1,191 and $1,234.

Note 16 – Shareholders’ Equity
On December 14, 2015, the Board approved a new repurchase plan for up to $14,000 of common stock, replacing the previously authorized program. The program will expire when we have used all authorized funds or is otherwise terminated.
As of December 31, 2015 and 2014, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized. No preferred stock has been issued.
Changes in Share Balances
The following table shows changes in each class of shares:

	Common Stock	Treasury Stock
Balance at January 1, 2013	1,012,261,159	256,630,628
Issued		(17,903,704)
Acquired		26,155,537
Balance at December 31, 2013	1,012,261,159	264,882,461
Issued		(6,719,270)
Acquired		47,370,415
Balance at December 31, 2014	1,012,261,159	305,533,606
Issued		(7,288,113)
Acquired		47,391,861
Balance at December 31, 2015	1,012,261,159	345,637,354

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2013	$214	($8)	$86	($17,708)		($17,416)
Other comprehensive income/(loss) before reclassifications	(64)		(75)	6,093		5,954
Amounts reclassified from AOCI			(17)	1,585	(2)	1,568
Net current period Other comprehensive loss	(64)		(92)	7,678		7,522
Balance at December 31, 2013	$150	($8)	($6)	($10,030)		($9,894)
Other comprehensive income/(loss) before reclassifications	(97)		(137)	(4,644)		(4,878)
Amounts reclassified from AOCI			7	862	(2)	869
Net current period Other comprehensive income/(loss)	(97)		(130)	(3,782)		(4,009)
Balance at December 31, 2014	$53	($8)	($136)	($13,812)		($13,903)
Other comprehensive income/(loss) before reclassifications	(92)	$8	(140)	173		(51)
Amounts reclassified from AOCI			79	1,127	(2)	1,206
Net current period Other comprehensive income/(loss)	(92)	8	(61)	1,300		1,155
Balance at December 31, 2015	($39)		($197)	($12,512)		($12,748)

(1)	Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the years ended December 31, 2015, 2014, and 2013 totaling $1,038, $661, and $1,516 (net of tax of ($570), ($367), and ($849)), respectively. These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 14.

Note 17 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, commodity swaps, and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2021. We use commodity derivatives, such as swaps and fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2020.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	2015	2014	2015	2014	2015	2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,727	$2,586	$23	$9	($304)	($204)
Interest rate contracts	125	125	9	10
Commodity contracts	40	31	2	1	(13)	(24)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	436	319	4	21	(11)	(5)
Commodity contracts	725	3
Total derivatives	$4,053	$3,064	38	41	(328)	(233)
Netting arrangements			(23)	(16)	23	16
Net recorded balance			$15	$25	($305)	($217)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

Years ended December 31,	2015	2014
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($136)	($135)
Commodity contracts	(4)	(2)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(67)	6
Commodity contracts	(12)	(13)
Forward points recognized in Other income, net:
Foreign exchange contracts	12	28
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	(1)	(7)
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $156 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the years ended December 31, 2015 and 2014.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at December 31, 2015 was $51. At December 31, 2015, there was no collateral posted related to our derivatives.
Note 18 – Significant Group Concentrations of Risk
Credit Risk
Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. government. Of the $12,393 in gross accounts receivable and gross customer financing included in the Consolidated Statements of Financial Position as of December 31, 2015, $5,633 related predominantly to commercial aircraft customers ($2,096 of accounts receivable and $3,537 of customer financing) and $4,864 related to the U.S. government.
Of the $3,586 in gross customer financing, $2,487 related to customers we believe have less than investment-grade credit including Silk Way Airlines, AirBridgeCargo Airlines and American Airlines who were associated with 13%, 13% and 9%, respectively, of our financing portfolio. Financing for aircraft is collateralized by security in the related asset and in some instances security in other assets as well.
Other Risk
As of December 31, 2015, approximately 38% of our total workforce was represented by collective bargaining agreements and approximately 13% of our total workforce was represented by agreements expiring in 2016.
Note 19 – Fair Value Measurements
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

	December 31, 2015			December 31, 2014
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$4,504	$4,504		$3,826	$3,826
Available-for-sale investments:
Commercial paper	87		87
Corporate notes	79		79
U.S. government agencies	83		83
Other	20	20		7	7
Derivatives	15		15	25		$25
Total assets	$4,788	$4,524	$264	$3,858	$3,833	$25

Liabilities
Derivatives	($305)		($305)	($217)		($217)
Total liabilities	($305)		($305)	($217)		($217)

Money market funds, available-for-sale debt investments and equity securities are valued using a market approach based on the quoted market prices or broker/dealer quotes of identical or comparable instruments.
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the years ended December 31 due to long-lived asset impairment, and the fair value and asset classification of the related assets as of the impairment date:

	2015		2014
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$270	($159)	$187	($170)
Property, plant and equipment	8	(6)	19	(15)
Other assets and Acquired intangible assets				(17)
Total	$278	($165)	$206	($202)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2015, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$270	Market approach	Aircraft value publications	$226 - $394(1) Median $343
			Aircraft condition adjustments	($112) - $39(2) Net ($73)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statements of Financial Position at December 31 were as follows:

	December 31, 2015
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$8,713	$8,705		$8,705
Notes receivable, net	255	273		273
Liabilities
Debt, excluding capital lease obligations	(9,814)	(11,292)		(11,123)	($169)

	December 31, 2014
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$7,729	$7,845		$7,845
Notes receivable, net	366	395		395
Liabilities
Debt, excluding capital lease obligations	(8,909)	(10,686)		(10,480)	($206)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Consolidated Statements of Financial Position, approximate their fair value at December 31, 2015 and 2014. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 20 – Legal Proceedings
Various legal proceedings, claims and investigations related to products, contracts, employment and other matters are pending against us. Potentially material contingencies are discussed below.
We are subject to various U.S. government inquiries and investigations, from which civil, criminal or administrative proceedings could result or have resulted in the past. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material effect on our financial position, results of operations, or cash flows. Where it is reasonably possible that we will incur losses in excess of recorded amounts in connection with any of the matters set forth below, we will disclose either the amount or range of reasonably possible losses in excess of such amounts or, where no such amount or range can be reasonably estimated, the reasons why no such estimate can be made.
Employment, Labor and Benefits Litigation
In the second quarter of 2014, Boeing agreed to a $90 settlement with plaintiffs in the Harkness case with respect to litigation initiated by former Boeing employees in 2007 upon the sale of the Wichita facility to Spirit AeroSystems, Inc. (Spirit) in 2005. The settlement was approved by the district court in a fairness hearing in September 2015. The payment was made in the fourth quarter and the indemnification receivable from Spirit is included in Other Assets at December 31, 2015.
On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. The parties reached a provisional settlement on August 26, 2015, subject to a fairness hearing currently scheduled for March 2016. We do not expect this matter or the associated settlement to have a material effect on our financial position, results of operations or cash flows.
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
Our GS&S segment provides customers with mission readiness through total support solutions. Our global services business sustains aircraft and systems with a full spectrum of products and services through integrated logistics, including supply chain management and engineering support; aircraft modernization and sustainment; and training systems and government services, including pilot and maintenance training. In addition, our GS&S segment is engaged in the research, development, production and modification of airborne surveillance command and control aircraft. GS&S international operations include Boeing Defence U.K. Ltd., Boeing Defence Australia, and Alsalam Aircraft Company, a joint venture.

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
While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues, including foreign military sales, are reported by customer location and consisted of the following:

Years ended December 31,	2015	2014	2013
Asia, other than China	$13,433	$11,900	$12,200
Europe	12,248	11,898	10,622
China	12,556	11,029	10,555
Middle East	10,846	9,243	9,165
Oceania	2,601	1,757	1,657
Canada	1,870	1,901	1,486
Africa	1,398	2,596	621
Latin America, Caribbean and other	1,875	2,596	2,725
Total non-U.S. revenues	56,827	52,920	49,031
United States	39,287	37,842	37,592
Total revenues	$96,114	$90,762	$86,623
Revenues from the U.S. government (including foreign military sales through the U.S. government), primarily recorded at BDS, represented 27%, 30% and 34% of consolidated revenues for 2015, 2014 and 2013, respectively. Approximately 4% and 3% of operating assets were located outside the United States as of December 31, 2015 and 2014. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.
Depreciation and Amortization

Years ended December 31,	2015	2014	2013
Commercial Airplanes	$625	$674	$632
Defense, Space & Security:
Boeing Military Aircraft	142	164	131
Network & Space Systems	106	114	120
Global Services & Support	80	75	69
Total Defense, Space & Security	328	353	320
Boeing Capital Corporation	87	97	110
Unallocated items, eliminations and other	793	782	782
Total	$1,833	$1,906	$1,844

Capital Expenditures

Years ended December 31,	2015	2014	2013
Commercial Airplanes	$889	$698	$694
Defense, Space & Security:
Boeing Military Aircraft	128	175	186
Network & Space Systems	98	93	96
Global Services & Support	62	68	48
Total Defense, Space & Security	288	336	330
Unallocated items, eliminations and other	1,273	1,202	1,074
Total	$2,450	$2,236	$2,098
Unallocated capital expenditures relate primarily to assets managed by SSG on behalf of the five principal segments.
We recorded Earnings from operations associated with our cost and equity method investments of $64, $58 and $25 in our Commercial Airplanes segment and $210, $229 and $203 in BDS, primarily in our N&SS segment, for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

Years ended December 31,	2015	2014	2013
Commercial Airplanes	$1,831	$1,822	$879
Boeing Capital	15	19	29
Total	$1,846	$1,841	$908

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

Years ended December 31,	2015	2014	2013
Share-based plans	($76)	($67)	($95)
Deferred compensation	(63)	(44)	(238)
Amortization of previously capitalized interest	(90)	(72)	(69)
Eliminations and other unallocated items	(511)	(593)	(859)
Sub-total	(740)	(776)	(1,261)
Pension	(421)	(1,469)	(1,374)
Postretirement	123	82	60
Pension and Postretirement	(298)	(1,387)	(1,314)
Total	($1,038)	($2,163)	($2,575)
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
Assets
Segment assets are summarized in the table below.

December 31,	2015	2014
Commercial Airplanes	$57,253	$55,149
Defense, Space & Security:
Boeing Military Aircraft	6,811	7,229
Network & Space Systems	6,307	5,895
Global Services & Support	4,549	4,589
Total Defense, Space & Security	17,667	17,713
Boeing Capital	3,492	3,525
Unallocated items, eliminations and other	15,996	16,534
Total	$94,408	$92,921
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by SSG as well as intercompany eliminations.

Note 22 – Quarterly Financial Data (Unaudited)

	2015				2014
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Total revenues	$23,573	$25,849	$24,543	$22,149	$24,468	$23,784	$22,045	$20,465
Total costs and expenses	(20,642)	(21,600)	(21,350)	(18,496)	(20,711)	(20,075)	(18,670)	(17,296)
Earnings from operations	1,161	2,580	1,683	2,019	2,025	2,119	1,787	1,542
Net earnings	1,026	1,704	1,110	1,336	1,466	1,362	1,653	965
Basic earnings per share	1.52	2.50	1.61	1.89	2.05	1.88	2.26	1.30
Diluted earnings per share	1.51	2.47	1.59	1.87	2.02	1.86	2.24	1.28
Cash dividends declared per share	2.00		1.82		1.64		1.46
Common stock sales price per share:
High	150.59	149.18	155.50	158.83	135.78	130.58	138.39	144.57
Low	128.56	115.14	138.44	126.18	116.32	117.87	121.92	118.77
Quarter end	144.59	130.95	138.72	150.08	129.98	127.38	127.23	125.49
Gross profit is calculated as Total revenues minus Total costs and expenses. Total costs and expenses includes Cost of products, Cost of services and Boeing Capital interest expense.
During the fourth quarter of 2015, we recorded a reach-forward loss of $885 on the 747 program.
During the second quarter of 2015 and 2014, higher estimated costs to complete the KC-46A Tanker contract for the U.S. Air Force resulted in reach-forward losses of $835 and $425.
In the fourth quarter of 2015 and 2014, we recorded income tax benefits of $235 and $188 related to the reinstatement of the research tax credit for 2015 and 2014.
During the second quarter of 2014, we recorded an incremental tax benefit of $265 that related to the application of a 2012 Federal Court of Claims decision. We also recorded tax benefits of $116 and $143 as a result of the 2007-2008 and 2009-2010 federal tax audit settlements.
We recorded charges related to defined benefit pension plan changes of $334 in the first quarter of 2014.
We increased our quarterly dividend from $0.73 to $0.91 in December 2014 and to $1.09 in December 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 10, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 10, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2015 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

(c)	Changes in Internal Controls Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and their ages as of February 10, 2016, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Bertrand-Marc Allen	42
Senior Vice President, President of Boeing International since February 2015. Mr. Allen previously served as President of Boeing Capital Corporation from March 2014 to February 2015; Corporate Vice President, Boeing International and Chairman and President of Boeing (China) Co., Ltd. from March 2011 to March 2014; and Vice President, Global Law Affairs from May 2007 to March 2011.

Heidi B. Capozzi	46
Effective March 1, 2016, Ms. Capozzi will serve as Senior Vice President, Human Resources. Ms. Capozzi currently serves as Vice President of Leadership Development, Talent Management and Organization Effectiveness since April 2013. She previously served as Director of Human Resources for the Airplane Programs division of Commercial Airplanes from April 2011 to April 2013; and Director of Human Resources for the Surveillance and Engagement division of Boeing Military Aircraft from May 2009 to April 2011.

Christopher M. Chadwick	55
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

Raymond L. Conner	60
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

Thomas J. Downey	51
Senior Vice President, Communications since January 2007. Mr. Downey joined Boeing in 1986, and his prior positions include Vice President, Corporate Communications; Vice President, Commercial Airplanes Communications; Corporate Vice President, Internal and Executive Communications; and General Manager of Communications and Community Relations for Military Aircraft and Missile Systems unit.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Timothy J. Keating	54
Senior Vice President, Government Operations since joining Boeing in June 2008. Mr. Keating served as Senior Vice President, Global Government Relations at Honeywell International Inc. from October 2002 to May 2008. Prior thereto, Mr. Keating was Chairman of the Board and Managing Partner of Timmons and Company (a Washington, D.C. lobbying firm).

J. Michael Luttig	61
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

Dennis A. Muilenburg	52
President and Chief Executive Officer and a member of the Board of Directors since July 2015. Mr. Muilenburg joined Boeing in 1985, and his previous positions include Vice Chairman, President and Chief Operating Officer from December 2013 to July 2015; Executive Vice President, President and Chief Executive Officer of BDS from September 2009 to December 2013; President of Global Services & Support from February 2008 to August 2009; Vice President and General Manager of Combat Systems from May 2006 to February 2008; and Vice President and Program Manager for Future Combat Systems. Mr. Muilenburg also serves on the board of Caterpillar Inc.

Anthony M. Parasida	60
Senior Vice President, Human Resources and Administration since April 2013. Mr. Parasida joined Boeing in 1978, and his previous positions include Senior Vice President from October 2012 to April 2013; President of Global Services & Support from September 2009 to October 2012; Vice President and General Manager of Surveillance and Engagement Systems from January 2006 to September 2009; and Vice President of P-8; and Vice President of F/A-18. Effective March 1, 2016, Mr. Parasida will cease to serve as Senior Vice President, Human Resources and Administration. He will remain a Senior Vice President of the Company until May 1, 2016 when he will retire from the Company.

Diana L. Sands	50
Senior Vice President, Office of Internal Governance since April 2014. Effective March 1, 2016, Ms. Sands will serve as Senior Vice President, Office of Internal Governance and Administration. Ms. Sands previously served as Vice President of Finance and Corporate Controller from February 2012 to April 2014 and Vice President of Investor Relations, Financial Planning & Analysis from February 2010 to February 2012. Prior to that, she held positions in Investor Relations, Financial Planning and in Corporate Treasury.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Gregory D. Smith	49
Chief Financial Officer, Executive Vice President, Business Development and Strategy since February 2015. Mr. Smith previously served as Executive Vice President, Chief Financial Officer from February 2012 to February 2015; Vice President of Finance and Corporate Controller from February 2010 to February 2012; and Vice President of Financial Planning & Analysis from June 2008 to February 2010. From August 2004 until June 2008, he served as Vice President of Global Investor Relations at Raytheon Company. Prior to that, he held a number of positions at Boeing including CFO, Shared Services Group; Controller, Shared Services Group; Senior Director, Internal Audit; and leadership roles in supply chain, factory operations and program management.

John J. Tracy	61
Chief Technology Officer and Senior Vice President, Engineering, Operations & Technology since October 2006. Dr. Tracy joined Boeing in 1981, and his previous positions include Vice President of Engineering and Mission Assurance for BDS; Vice President of Structural Technologies, Prototyping, and Quality for Phantom Works; and General Manager of Engineering for Military Aircraft and Missiles.

Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2016 Proxy Statement for our Annual Shareholders Meeting scheduled to be held on May 2, 2016 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees” in the 2016 Proxy Statement, and that information is incorporated by reference herein.
Codes of Ethics. We have adopted (1) The Boeing Company Code of Ethical Business Conduct for the Board of Directors; (2) The Boeing Company Code of Conduct for Finance Employees which is applicable to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Controller and all finance employees; and (3) The Boeing Code of Conduct that applies to all employees, including our CEO (collectively, the Codes of Conduct). The Codes of Conduct are posted on our website, www.boeing.com, and printed copies may be obtained, without charge, by contacting the Office of Internal Governance, The Boeing Company, 100 N. Riverside Plaza, Chicago, IL 60606. We intend to disclose promptly on our website any amendments to, or waivers of, the Codes of Conduct covering our CEO, CFO and/or Controller.
No family relationships exist among any of the executive officers, directors or director nominees.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Compensation of Directors” in the 2016 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2016 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2016 Proxy Statement, and that information is incorporated by reference herein.
Equity Compensation Plan Information
We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2015:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	12,925,944	$73.44
Deferred compensation	2,979,943
Other stock units(1)	5,713,711
Equity compensation plans not approved by shareholders	None	None	None
Total(2)	21,619,598	$73.44	16,894,098

(1)	Includes 2,246,070 shares issuable in respect of PBRSUs subject to the satisfaction of performance criteria and assumes payout at maximum levels.

(2)
Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance periods which end in 2015, 2016 and 2017.

For further information, see Note 15 to our Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in the 2016 Proxy Statement, and that information is incorporated by reference herein.
The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2016 Proxy Statement, and that information is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included under the caption “Principal Accountant Fees and Services” in the 2016 Proxy Statement, and that information is incorporated by reference herein.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements
Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules
All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

3.	Exhibits

(3)	Articles of Incorporation and By-Laws.

(i)	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2006).

(ii)	By-Laws of The Boeing Company, as amended and restated December 14, 2015 (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 2015).

(10)	Material Contracts.
Bank Credit Agreements

(i)
364-Day Credit Agreement, dated as of November 4, 2015, among The Boeing Company, the Lenders party thereto, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2015).

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

(iii)
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

(iv)
Amendment No. 2 dated as of November 4, 2015 to the Five-Year Credit Agreement, dated as of November 10, 2011, among The Boeing Company, the Lenders party thereto, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 4, 2015).

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

Management Contracts and Compensatory Plans

(vii)	Summary of Non-Employee Director Compensation (Exhibit 10(i) to the Company’s Form 10-Q for the quarter ended September 30, 2014).

(viii)	Deferred Compensation Plan for Directors of The Boeing Company, as amended and restated effective January 1, 2008 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(ix)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(x)	Incentive Compensation Plan for Employees of The Boeing Company and Subsidiaries, as amended and restated April 27, 2015 (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

(xi)	The Boeing Company Elected Officer Annual Incentive Plan, as amended and restated effective April 27, 2015 (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

(xii)
The Boeing Company 1997 Incentive Stock Plan, as amended effective May 1, 2000 and further amended effective January 1, 2008 (Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xiii)	Transition and Retirement Agreement dated June 22, 2015 (Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 22, 2015).

(xiv)
Supplemental Pension Agreement between The Boeing Company and J. Michael Luttig dated January 25, 2007, as amended on November 14, 2007 (Exhibit (10)(xxx) to the Company’s Form 10-K for the year ended December 31, 2007).

(xv)
Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated on August 25, 2014, effective March 1, 2014 (Exhibit 10(ii) to the Company’s Form 10-Q for the quarter ended September 30, 2014).

(xvi)	Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated as of January 1, 2016.

(xvii)
The Boeing Company Executive Layoff Benefits Plan, as amended and restated effective January 1, 2010 (Exhibit (10)(xxix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

(xviii)	The Boeing Company 2003 Incentive Stock Plan.

(a)	Plan, as amended and restated effective April 27, 2015 (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

(b)	Form of Non-Qualified Stock Option Grant Notice of Terms (Exhibit (10)(xvii)(b) to the Company’s Form 10-K for the year ended December 31, 2010).

(c)	Form of Notice of Terms of Performance-Based Restricted Stock Units.

(d)	Form of Performance Award Notice.

(e)	Form of Notice of Terms of Restricted Stock Units.

(f)	Form of Notice of Terms of Restricted Stock Units dated February 27, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2012).

(g)	Form of Notice of Terms of Restricted Stock Units dated December 17, 2012 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2012).

(h)	Form of Notice of Terms of Restricted Stock Units dated February 24, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2014).

(i)	Form of Notice of Terms of Restricted Stock Units dated February 23, 2015.

(j)	Notice of Terms of Restricted Stock Units (Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 22, 2015).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Codes of Ethics.

(i)	The Boeing Company Code of Ethical Business Conduct for Members of the Board of Directors (www.boeing.com/resources/boeingdotcom/company/general_info/pdf/conduct_for_directors.pdf).

(ii)	The Boeing Company Code of Conduct for Finance Employees (www.boeing.com/resources/boeingdotcom/company/general_info/pdf/code-of-conduct-for-finance.pdf).

(iii)	The Boeing Company Code of Conduct (www.boeing.com/resources/boeingdotcom/principles/ethics_and_compliance/pdf/english.pdf).

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

(i)	Commercial Program Method of Accounting (Exhibit (99)(i) to the 1997 Form 10-K).

(101)	Interactive Data Files.

(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2016.

THE BOEING COMPANY
(Registrant)
By:	/s/ Robert E. Verbeck
Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 10, 2016.

/s/ Dennis A. Muilenburg	/s/ Edmund P. Giambastiani, Jr.
Dennis A. Muilenburg – President, Chief Executive Officer and Director	Edmund P. Giambastiani, Jr. – Director
(Principal Executive Officer)

/s/ Gregory D. Smith	/s/ Lynn J. Good
Gregory D. Smith – Chief Financial Officer and Executive Vice President, Business Development and Strategy	Lynn J. Good – Director
(Principal Financial Officer)

/s/ Robert E. Verbeck	/s/ Lawrence W. Kellner
Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller	Lawrence W. Kellner – Director
(Principal Accounting Officer)

/s/ W. James McNerney, Jr.	/s/ Edward M. Liddy
W. James McNerney, Jr. – Chairman	Edward M. Liddy – Director

/s/ David L. Calhoun	/s/ Susan C. Schwab
David L. Calhoun – Director	Susan C. Schwab – Director

/s/ Arthur D. Collins, Jr.	/s/ Ronald A. Williams
Arthur D. Collins, Jr. – Director	Ronald A. Williams – Director

/s/ Kenneth M. Duberstein	/s/ Mike S. Zafirovski
Kenneth M. Duberstein – Director	Mike S. Zafirovski – Director