Form 10-Q
period 2016-03-31
BOEING CO
filed 2016-04-27
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 20, 2016, there were 637,011,143 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2016

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2016	2015
Sales of products	$19,885	$19,485
Sales of services	2,747	2,664
Total revenues	22,632	22,149

Cost of products	(16,945)	(16,380)
Cost of services	(2,136)	(2,100)
Boeing Capital interest expense	(16)	(16)
Total costs and expenses	(19,097)	(18,496)
	3,535	3,653
Income from operating investments, net	54	79
General and administrative expense	(888)	(945)
Research and development expense, net	(917)	(769)
Gain on dispositions, net	4	1
Earnings from operations	1,788	2,019
Other income/(loss), net	26	(12)
Interest and debt expense	(73)	(61)
Earnings before income taxes	1,741	1,946
Income tax expense	(522)	(610)
Net earnings	$1,219	$1,336

Basic earnings per share	$1.85	$1.89

Diluted earnings per share	$1.83	$1.87

Cash dividends paid per share	$1.09	$0.91

Weighted average diluted shares (millions)	665.8	714.2
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2016	2015
Net earnings	$1,219	$1,336
Other comprehensive income, net of tax:
Currency translation adjustments	23	(88)
Unrealized (loss)/gain on certain investments, net of tax of $1 and ($1)	(2)	1
Unrealized (loss)/gain on derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($32) and $51	58	(91)
Reclassification adjustment for gains included in net earnings, net of tax of ($12) and ($6)	23	12
Total unrealized gain/(loss) on derivative instruments, net of tax	81	(79)
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service (benefit)/cost included in net periodic pension cost, net of tax of $7 and ($5)	(14)	10
Net actuarial loss arising during the period, net of tax of $181 and $0	(328)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($72) and ($137)	131	244
Settlements and curtailments included in net income, net of tax of ($6) and $0	11
Pension and postretirement benefit related to our equity method investments, net of tax of ($4) and $0	8
Total defined benefit pension plans and other postretirement benefits, net of tax	(192)	254
Other comprehensive (loss)/income, net of tax	(90)	88
Comprehensive income/(loss) related to noncontrolling interests	1	(1)
Comprehensive income, net of tax	$1,130	$1,423
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2016	December 31 2015
Assets
Cash and cash equivalents	$7,886	$11,302
Short-term and other investments	466	750
Accounts receivable, net	9,711	8,713
Current portion of customer financing, net	258	212
Inventories, net of advances and progress billings	47,266	47,257
Total current assets	65,587	68,234
Customer financing, net	2,980	3,358
Property, plant and equipment, net of accumulated depreciation of $16,476 and $16,286	12,269	12,076
Goodwill	5,132	5,126
Acquired intangible assets, net	2,594	2,657
Deferred income taxes	267	265
Investments	1,297	1,284
Other assets, net of accumulated amortization of $478 and $451	1,421	1,408
Total assets	$91,547	$94,408
Liabilities and equity
Accounts payable	$11,558	$10,800
Accrued liabilities	12,790	14,014
Advances and billings in excess of related costs	23,926	24,364
Short-term debt and current portion of long-term debt	1,243	1,234
Total current liabilities	49,517	50,412
Deferred income taxes	2,297	2,392
Accrued retiree health care	6,614	6,616
Accrued pension plan liability, net	18,196	17,783
Other long-term liabilities	2,096	2,078
Long-term debt	8,721	8,730
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,784	4,834
Treasury stock, at cost - 372,446,158 and 345,637,354 shares	(32,939)	(29,568)
Retained earnings	39,975	38,756
Accumulated other comprehensive loss	(12,838)	(12,748)
Total shareholders’ equity	4,043	6,335
Noncontrolling interests	63	62
Total equity	4,106	6,397
Total liabilities and equity	$91,547	$94,408
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2016	2015
Cash flows – operating activities:
Net earnings	$1,219	$1,336
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	51	50
Depreciation and amortization	443	459
Investment/asset impairment charges, net	33	17
Customer financing valuation benefit	(2)	(2)
Gain on dispositions, net	(4)	(1)
Other charges and credits, net	84	76
Excess tax benefits from share-based payment arrangements	(44)	(112)
Changes in assets and liabilities –
Accounts receivable	(1,002)	(389)
Inventories, net of advances and progress billings	(56)	(1,822)
Accounts payable	960	848
Accrued liabilities	(467)	(900)
Advances and billings in excess of related costs	(435)	(422)
Income taxes receivable, payable and deferred	273	443
Other long-term liabilities	(116)	(82)
Pension and other postretirement plans	79	608
Customer financing, net	276	31
Other	(61)	(50)
Net cash provided by operating activities	1,231	88
Cash flows – investing activities:
Property, plant and equipment additions	(748)	(574)
Property, plant and equipment reductions	11
Contributions to investments	(204)	(807)
Proceeds from investments	493	1,159
Other	10	8
Net cash used by investing activities	(438)	(214)
Cash flows – financing activities:
New borrowings	115	761
Debt repayments	(128)	(813)
Stock options exercised	42	231
Excess tax benefits from share-based payment arrangements	44	112
Employee taxes on certain share-based payment arrangements	(76)	(87)
Common shares repurchased	(3,501)	(2,500)
Dividends paid	(717)	(639)
Net cash used by financing activities	(4,221)	(2,935)
Effect of exchange rate changes on cash and cash equivalents	12	(17)
Net decrease in cash and cash equivalents	(3,416)	(3,078)
Cash and cash equivalents at beginning of year	11,302	11,733
Cash and cash equivalents at end of period	$7,886	$8,655
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2015	$5,061	$4,625	($23,298)	$36,180	($13,903)	$125	$8,790
Net earnings				1,336		(1)	1,335
Other comprehensive loss, net of tax of ($98)					88		88
Share-based compensation and related dividend equivalents		47					47
Excess tax pools		112					112
Treasury shares issued for stock options exercised, net		(7)	238				231
Treasury shares issued for other share-based plans, net		(120)	47				(73)
Common shares repurchased			(2,500)				(2,500)
Balance at March 31, 2015	$5,061	$4,657	($25,513)	$37,516	($13,815)	$124	$8,030

Balance at January 1, 2016	$5,061	$4,834	($29,568)	$38,756	($12,748)	$62	$6,397
Net earnings				1,219		1	1,220
Other comprehensive loss, net of tax of $63					(90)		(90)
Share-based compensation and related dividend equivalents		54					54
Excess tax pools		44					44
Treasury shares issued for stock options exercised, net		(8)	50				42
Treasury shares issued for other share-based plans, net		(140)	80				(60)
Common shares repurchased			(3,501)				(3,501)
Balance at March 31, 2016	$5,061	$4,784	($32,939)	$39,975	($12,838)	$63	$4,106
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2016	2015
Revenues:
Commercial Airplanes	$14,399	$15,381
Defense, Space & Security:
Boeing Military Aircraft	3,659	2,726
Network & Space Systems	1,735	1,732
Global Services & Support	2,562	2,251
Total Defense, Space & Security	7,956	6,709
Boeing Capital	64	86
Unallocated items, eliminations and other	213	(27)
Total revenues	$22,632	$22,149
Earnings from operations:
Commercial Airplanes	$1,033	$1,617
Defense, Space & Security:
Boeing Military Aircraft	334	259
Network & Space Systems	148	167
Global Services & Support	340	317
Total Defense, Space & Security	822	743
Boeing Capital	5	20
Segment operating profit	1,860	2,380
Unallocated items, eliminations and other	(72)	(361)
Earnings from operations	1,788	2,019
Other income/(loss), net	26	(12)
Interest and debt expense	(73)	(61)
Earnings before income taxes	1,741	1,946
Income tax expense	(522)	(610)
Net earnings	$1,219	$1,336
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 16 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2015 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform to the current period's presentation.
Standards Issued and Not Yet Implemented
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016 - 02, Leases (Topic 842). The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. We do not expect the new lease standard to have a material effect on our financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating when to adopt the new standard, the impacts of adoption and the implementation approach to be used.
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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the three months ended March 31, 2016, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all contracts decreased Earnings from operations by $84 and diluted earnings per share by $0.09. For the three months ended March 31, 2015, net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings from operations by $130 and diluted earnings per share by $0.12.
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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2016	2015
Net earnings	$1,219	$1,336
Less: earnings available to participating securities	2	2
Net earnings available to common shareholders	$1,217	$1,334
Basic
Basic weighted average shares outstanding	659.6	705.7
Less: participating securities	1.0	1.1
Basic weighted average common shares outstanding	658.6	704.6
Diluted
Basic weighted average shares outstanding	659.6	705.7
Dilutive potential common shares(1)	6.2	8.5
Diluted weighted average shares outstanding	665.8	714.2
Less: participating securities	1.0	1.1
Diluted weighted average common shares outstanding	664.8	713.1
Net earnings per share:
Basic	$1.85	$1.89
Diluted	1.83	1.87

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2016	2015
Performance awards	7.6	5.9
Performance-based restricted stock units	1.9	2.3

Note 3 – Income Taxes
Our effective income tax rates were 30.0% and 31.3% for the three months ended March 31, 2016 and 2015. The effective tax rate for the three months ended March 31, 2016 was lower than the comparable prior year period primarily due to the favorable impact of the permanent reinstatement of the U.S. research and development tax credit (research credit) at the end of 2015. A tax benefit for the research credit was recorded during the three months ended March 31, 2016, and none in the comparable prior year period.
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
Note 4 – Inventories
Inventories consisted of the following:

	March 31 2016	December 31 2015
Long-term contracts in progress	$12,994	$13,858
Commercial aircraft programs	56,840	55,230
Commercial spare parts, used aircraft, general stock materials and other	6,369	6,673
Inventory before advances and progress billings	76,203	75,761
Less advances and progress billings	(28,937)	(28,504)
Total	$47,266	$47,257
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. At March 31, 2016, the inventory balance was $120 (net of advances of $293) and $120 (net of advances of $310) at December 31, 2015. At March 31, 2016, $176 of this inventory related to unsold launches. See Note 9.
Included in inventories are capitalized precontract costs primarily related to KC-46A Tanker of $1,163 and $732 at March 31, 2016, and December 31, 2015.
Commercial Aircraft Programs
At March 31, 2016 and December 31, 2015, commercial aircraft programs inventory included the following amounts related to the 787 program: $35,522 and $34,656 of work in process (including deferred production costs of $28,651 and $28,510), $2,500 and $2,551 of supplier advances, and $3,767 and $3,890 of unamortized tooling and other non-recurring costs. At March 31, 2016, $23,661 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $8,757 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

At March 31, 2016 and December 31, 2015, commercial aircraft programs inventory included the following amounts related to the 747 program: $876 and $942 of deferred production costs, net of reach-forward losses, and $377 of unamortized tooling costs. At March 31, 2016, $402 of 747 deferred production and unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $851 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. At March 31, 2016 and December 31, 2015, work in process inventory included a number of completed 747 aircraft that we expect to recover from future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,198 and $3,166 at March 31, 2016 and December 31, 2015.
Used aircraft in inventories at Commercial Airplanes totaled $351 and $267 at March 31, 2016 and December 31, 2015.
Note 5 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	March 31 2016	December 31 2015
Financing receivables:
Investment in sales-type/finance leases	$1,576	$1,620
Notes	293	256
Total financing receivables	1,869	1,876
Operating lease equipment, at cost, less accumulated depreciation of $328 and $338	1,383	1,710
Gross customer financing	3,252	3,586
Less allowance for losses on receivables	(14)	(16)
Total	$3,238	$3,570
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At March 31, 2016 and December 31, 2015, we individually evaluated for impairment customer financing receivables of $88 and $86. At March 31, 2016 and December 31, 2015, $49 and $0 was determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
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

Our financing receivable balances by internal credit rating category are shown below.

Rating categories	March 31 2016	December 31 2015
BBB	$938	$973
BB	533	536
B	238	258
CCC	72	23
Other	88	86
Total carrying value of financing receivables	$1,869	$1,876
At March 31, 2016, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 13%, 10% and 2%, respectively, to the exposure associated with those receivables.
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

	March 31 2016	December 31 2015
717 Aircraft ($365 and $372 accounted for as operating leases)	$1,379	$1,415
747 Aircraft (Accounted for as operating leases)	721	1,038
MD-80 Aircraft (Accounted for as sales-type finance leases)	317	314
757 Aircraft ($46 and $48 accounted for as operating leases)	263	270
767 Aircraft ($90 and $84 accounted for as operating leases)	183	185
737 Aircraft (Accounted for as operating leases)	112	115
MD-11 Aircraft (Accounted for as operating leases)	28	35

Note 6 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2016	December 31 2015
Time deposits	148	$456
Pledged money market funds (1)	38	38
Available-for-sale investments	264	244
Equity method investments (2)	1,247	1,230
Restricted cash (3)	31	31
Other investments	35	35
Total	$1,763	$2,034

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $49 and $79 for the three months ended March 31, 2016 and 2015.

(3)	Restricted to pay certain claims related to workers' compensation and life insurance premiums for certain employees.
Note 7 – Other Assets
Sea Launch
At March 31, 2016 and December 31, 2015, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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

Spirit AeroSystems
As of March 31, 2016 and December 31, 2015, Other assets included $140 of receivables related to indemnifications from Spirit AeroSystems, Inc. (Spirit), for costs incurred related to pension and retiree medical obligations of former Boeing employees that were subsequently employed by Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. We expect to fully recover from Spirit.
Note 8 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the three months ended March 31, 2016 and 2015.

	2016	2015
Beginning balance – January 1	$566	$601
Reductions for payments made	(7)	(16)
Changes in estimates	19	5
Ending balance – March 31	$578	$590
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2016 and December 31, 2015, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $873 and $853.
Product Warranties
The following table summarizes product warranty activity recorded during the three months ended March 31, 2016 and 2015.

	2016	2015
Beginning balance – January 1	$1,485	$1,504
Additions for current year deliveries	92	116
Reductions for payments made	(79)	(91)
Changes in estimates	(25)	(17)
Ending balance - March 31	$1,473	$1,512
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
Trade-in commitment agreements at March 31, 2016 have expiration dates from 2016 through 2026. At March 31, 2016, and December 31, 2015 total contractual trade-in commitments were $1,718 and $1,585. As of March 31, 2016 and December 31, 2015, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $248 and $240 and the fair value of the related trade-in aircraft was $248 and $240.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, totaled $17,026 and $16,283 as of March 31, 2016 and December 31, 2015. The estimated earliest potential funding dates for these commitments as of March 31, 2016 are as follows:

Total
April through December 2016	$2,706
2017	4,421
2018	3,625
2019	2,994
2020	1,181
Thereafter	2,099
$17,026
As of March 31, 2016, $17,021 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,541 and $4,968 as of March 31, 2016 and December 31, 2015.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of March 31, 2016, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 4.
F/A-18
At March 31, 2016, our backlog included 40 F/A-18 aircraft under contract with the U.S. Navy. The Consolidated Appropriations Act, 2016, passed in December 2015, funds 12 additional F/A-18 aircraft that, combined with the orders in backlog, would complete production in mid-2018. The President’s Fiscal Year 2017 Budget request submitted in February 2016 includes funding for two additional F/A-18 aircraft. In March 2016, the Navy included 14 F/A-18 aircraft in its unfunded priorities list submitted to the congressional defense committees for funding consideration. We are continuing to work with our U.S. customers as well as international customers to secure additional orders that would extend the program beyond 2018.

Should additional orders not materialize, it is reasonably possible that we will decide to end production of the F/A-18 in 2018. We are still evaluating the full financial impact of a potential production shutdown, including any recovery that may be available from the U.S. government.
United States Government Defense Environment Overview
The enactment of The Bipartisan Budget Act of 2015 in November 2015 established overall defense spending levels for FY2016 and FY2017. However, uncertainty remains with respect to levels of defense spending for FY2018 and beyond including risk of future sequestration cuts.
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
KC-46A Tanker and BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, Saudi F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, during the first quarter of 2016, we recorded additional reach-forward losses of $243 on the KC-46A Tanker program.
KC-46A Tanker
In 2015, we began work on low rate initial production aircraft for the U.S. Air Force (USAF). The USAF is expected to authorize two low rate initial production lots in 2016 for a total of 19 aircraft, subject to satisfactory progress being made on the Engineering, Manufacturing and Development contract. At March 31, 2016, we had approximately $812 of capitalized precontract costs and $1,789 of potential termination liabilities to suppliers associated with the USAF KC-46A Tanker.
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

747 Program
During the fourth quarter of 2015, we recorded a charge of $885 to recognize a reach-forward loss on the 747 program primarily due to slower than expected growth in global cargo markets, resulting in market and pricing pressures and fewer orders than anticipated driving reductions in our planned production rates. The charge was primarily related to lower anticipated revenues reflecting ongoing pricing and market pressures as well as higher estimated costs due to the reduction in the production rate from 1.0 per month to 0.5 per month in September 2016. We currently plan to return to a rate of 1.0 per month in 2019. During the first quarter of 2016, an additional reach-forward loss of $70 was recorded to reflect lower estimated revenue from future sales. We have a number of completed aircraft in inventory as well as unsold production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If we are unable to obtain sufficient orders in 2016 and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material.
787 Program
The 787 program continues to have near breakeven gross margins. The combination of production challenges, change incorporation on early build aircraft, schedule delays, customer and supplier impacts and changes to price escalation factors has created significant pressure on program profitability. If risks related to this program, including risks associated with productivity improvements, supply chain management, planned production rate increases or introducing and manufacturing the 787-10 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, as well as a reach-forward loss that may be material.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Contingent repurchase commitments	$1,503	$1,529	$1,482	$1,510	$8	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	102	107
Contract pricing	261	261			7	7
Other Delta contracts	216	231			5	5
Credit guarantees	30	30	27	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.

Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,258 of the $1,360 of inventory that was contributed by us and has yet to consume $102. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,389 through March 31, 2016. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $63 of net indemnification payments to ULA.
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
Other Indemnifications In conjunction with our sales of Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma, we agreed to indemnify, for an indefinite period, the buyers for costs relating to pre-closing environmental conditions and certain other items. We are unable to assess the potential number of future claims that may be asserted under these indemnifications, nor the amounts thereof (if any). As a result, we cannot estimate the maximum potential amount of future payments under these indemnities and therefore, no liability has been recorded. To the extent that claims have been made under these indemnities and/or are probable and reasonably estimable, liabilities associated with these indemnities are included in the environmental liability disclosure in Note 8.

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
Note 10 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Pension		Other Postretirement Benefits
Pension Plans	2016	2015	2016	2015
Service cost	$163	$442	$32	$35
Interest cost	764	747	65	62
Expected return on plan assets	(999)	(1,008)	(2)	(2)
Amortization of prior service costs/(credits)	10	49	(31)	(34)
Recognized net actuarial loss	197	396	6	4
Settlement/curtailment/other losses	15	38		2
Net periodic benefit cost	$150	$664	$70	$67
Net periodic benefit cost included in Earnings from operations	$629	$785	$88	$92
Note 11 – Share-Based Compensation and Other Compensation Arrangements
Restricted Stock Units
On February 22, 2016, we granted to our executives 777,837 restricted stock units (RSUs) as part of our long-term incentive program with a grant date fair value of $117.50 per unit. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date.
Performance-Based Restricted Stock Units
On February 22, 2016, we granted to our executives 721,176 performance-based restricted stock units (PBRSUs) as part of our long-term incentive program with a grant date fair value of $126.74 per unit. Compensation expense for the award is recognized over the three-year performance period based upon the grant date fair value estimated using a Monte-Carlo simulation model. The model used the following assumptions: expected volatility of 22.44% based upon historical stock volatility, a risk-free interest rate of 0.92%, and no expected dividend yield because the units earn dividend equivalents.
Performance Awards
On February 22, 2016, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2018. At March 31, 2016, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $364.

Note 12 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the three months ended March 31, 2016 and 2015 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2015	$53	($8)	($136)	($13,812)		($13,903)
Other comprehensive income/(loss) before reclassifications	(88)	1	(91)			(178)
Amounts reclassified from AOCI			12	254	(2)	266
Net current period Other comprehensive income/(loss)	(88)	1	(79)	254		88
Balance at March 31, 2015	($35)	($7)	($215)	($13,558)		($13,815)

Balance at January 1, 2016	($39)		($197)	($12,512)		($12,748)
Other comprehensive income/(loss) before reclassifications	23	(2)	58	(320)		(241)
Amounts reclassified from AOCI			23	128	(2)	151
Net current period Other comprehensive income/(loss)	23	(2)	81	(192)		(90)
Balance at March 31, 2016	($16)	($2)	($116)	($12,704)		($12,838)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial gains/losses for the three months ended March 31, 2016 and 2015 totaling $131 and $244 (net of tax of $(72) and $(137)). These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 10.

Note 13 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2021. We use commodity derivatives, such as fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2020.
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

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2016	December 31 2015	March 31 2016	December 31 2015	March 31 2016	December 31 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,570	$2,727	$53	$23	($211)	($304)
Interest rate contracts	125	125	11	9
Commodity contracts	21	40		2	(13)	(13)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	354	436	9	4	(6)	(11)
Commodity contracts	685	725
Total derivatives	$3,755	$4,053	73	38	(230)	(328)
Netting arrangements			(41)	(23)	41	23
Net recorded balance			$32	$15	($189)	($305)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Three months ended March 31
	2016	2015
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	$62	($90)
Commodity contracts	(4)	(1)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(21)	(9)
Commodity contracts	(2)	(3)
Forward points recognized in Other income, net:
Foreign exchange contracts	2	5
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	2	(1)
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $123 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the three months ended March 31, 2016 and 2015.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2016 was $42. At March 31, 2016, there was no collateral posted related to our derivatives.

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

	March 31, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,400	$2,400		$4,504	$4,504
Available-for-sale investments:
Commercial paper	67		$67	87		$87
Corporate notes	92		92	79		79
U.S. government agencies	91		91	83		83
Other	16	16		20	20
Derivatives	32		32	15		15
Total assets	$2,698	$2,416	$282	$4,788	$4,524	$264
Liabilities
Derivatives	($189)		($189)	($305)		($305)
Total liabilities	($189)		($189)	($305)		($305)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2016		2015
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$40	($8)	$63	($15)
Property, plant and equipment		(4)
Acquired intangible assets	12	(10)
Total	$52	($22)	$63	($15)
The fair value of the impaired operating lease equipment is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft. Property, plant and equipment and Acquired intangible assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2016, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$40	Market approach	Aircraft value publications	$65 - $115(1) Median $100
			Aircraft condition adjustments	($61) - $1(2) Net ($60)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2016
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$9,711	$9,807		$9,807
Notes receivable, net	293	312		312
Liabilities
Debt, excluding capital lease obligations	(9,820)	(11,600)		(11,432)	(168)

	December 31, 2015
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$8,713	$8,705		$8,705
Notes receivable, net	255	273		273
Liabilities
Debt, excluding capital lease obligations	(9,814)	(11,292)		(11,123)	(169)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2016 and December 31, 2015. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Employment, Labor and Benefits Litigation
On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in The Boeing Company Voluntary Investment Plan (the VIP), alleged that fees and expenses incurred by the VIP were and are unreasonable and excessive, not incurred solely for the benefit of the VIP and its participants, and were undisclosed to participants. Plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. The parties reached a provisional settlement on August 26, 2015. The court approved the settlement, as well as the plaintiffs’ motion for award of attorneys’ fees in a fairness hearing on March 30, 2016. The settlement did not materially affect our financial position, results of operations or cash flows.
Note 16 – Segment Information
Effective during the first quarter of 2016, certain programs were realigned between Boeing Military Aircraft and Global Services & Support segments. Business segment data for 2015 have been adjusted to reflect the realignment.
Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. See page 6 for a Summary of Business Segment Data, which is an integral part of this note.

Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

	Three months ended March 31
	2016	2015
Commercial Airplanes	$428	$277
Boeing Capital	5	5
Total	$433	$282
Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Three months ended March 31
	2016	2015
Share-based plans	($23)	($21)
Deferred compensation	16	(58)
Amortization of previously capitalized interest	(30)	(29)
Eliminations and other unallocated items	(129)	(140)
Sub-total	(166)	(248)
Pension	45	(152)
Postretirement	49	39
Pension and Postretirement	94	(113)
Total	($72)	($361)
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

Assets
Segment assets are summarized in the table below:

	March 31 2016	December 31 2015
Commercial Airplanes	$58,876	$57,253
Defense, Space & Security:
Boeing Military Aircraft	6,865	6,793
Network & Space Systems	6,276	6,307
Global Services & Support	4,374	4,567
Total Defense, Space & Security	17,515	17,667
Boeing Capital	3,194	3,492
Unallocated items, eliminations and other	11,962	15,996
Total	$91,547	$94,408
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by Shared Services Group as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of operations, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
April 27, 2016

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

(Dollars in millions, except per share data)	Three months ended March 31
	2016	2015
Revenues	$22,632	$22,149

GAAP
Earnings from operations	$1,788	$2,019
Operating margins	7.9%	9.1%
Effective income tax rate	30.0%	31.3%
Net earnings	$1,219	$1,336
Diluted earnings per share	$1.83	$1.87

Non-GAAP (1)
Core operating earnings	$1,694	$2,132
Core operating margin	7.5%	9.6%
Core earnings per share	$1.74	$1.97

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 45 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2016	2015
Commercial Airplanes	$14,399	$15,381
Defense, Space & Security	7,956	6,709
Boeing Capital	64	86
Unallocated items, eliminations and other	213	(27)
Total	$22,632	$22,149
Revenues for the three months ended March 31, 2016 increased by $483 million, or 2% compared with the same period in 2015. Commercial Airplanes revenues decreased by $982 million, or 6% due to lower new airplane deliveries and mix. Defense, Space & Security (BDS) revenues for the three months ended March 31, 2016 increased by $1,247 million, or 19% compared with the same period in 2015 due to higher revenues in all three segments. The change in unallocated items and eliminations primarily reflects the timing of eliminations for intercompany aircraft deliveries.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Three months ended March 31
	2016	2015
Commercial Airplanes	$1,033	$1,617
Defense, Space & Security	822	743
Boeing Capital	5	20
Unallocated pension and other postretirement benefit expense	94	(113)
Other unallocated items and eliminations	(166)	(248)
Earnings from operations (GAAP)	$1,788	$2,019
Unallocated pension and other postretirement benefit expense	(94)	113
Core operating earnings (Non-GAAP)	$1,694	$2,132
Earnings from operations for the three months ended March 31, 2016 decreased by $231 million compared with the same period in 2015 primarily reflecting lower earnings at Commercial Airplanes, partially offset by the changes in unallocated pension and other postretirement benefit expense and unallocated items and eliminations.
During the first quarter of 2016, we recorded a reach-forward loss of $243 million on the KC-46A Tanker program of which $162 million was recorded at Commercial Airplanes and $81 million at our Boeing Military Aircraft (BMA) segment. In addition, we recorded a charge of $70 million related to the 747 program at Commercial Airplanes.
Core operating earnings for the three months ended March 31, 2016 decreased by $438 million compared with the same period in 2015 primarily due to lower earnings at Commercial Airplanes.
Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2016	2015
Share-based plans	($23)	($21)
Deferred compensation	16	(58)
Eliminations and other unallocated items	(159)	(169)
Sub-total (included in core operating earnings*)	(166)	(248)
Pension	45	(152)
Postretirement	49	39
Pension and other postretirement benefit expense (excluded from core operating earnings*)	94	(113)
Total	($72)	($361)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 45.
The deferred compensation benefit of $16 million for the three months ended March 31, 2016 compared with an expense of $58 million in the same period in 2015 was primarily driven by changes in our stock price.
Eliminations and other unallocated loss for the three months ended March 31, 2016 decreased by $10 million compared with the same period in 2015 primarily due to the timing of the elimination of profit on intercompany aircraft deliveries and expense allocations.

We recorded net periodic benefit cost related to pension of $150 million for the three months ended March 31, 2016 compared with $664 million for the same period in 2015. The components of net periodic benefit cost are shown in the following table:

(Dollars in millions)	Three months ended March 31
Pension Plans	2016	2015
Service cost	$163	$442
Interest cost	764	747
Expected return on plan assets	(999)	(1,008)
Amortization of prior service costs	10	49
Recognized net actuarial loss	197	396
Settlement/curtailment/other losses	15	38
Net periodic benefit cost	$150	$664
The decrease in net periodic pension benefit cost for the three months ended March 31, 2016 of $514 million compared with the same period in 2015 is primarily due to lower service costs and lower amortization of actuarial losses driven by higher discount rates. The lower service costs reflect the changes to our retirement plans whereby certain employees transitioned in 2016 to a company-funded defined contribution retirement savings plan.
A portion of net periodic benefit cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Costs are allocated to the business segments as described in Note 16. Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Three months ended March 31
Pension Plans	2016	2015
Allocated to business segments	($674)	($633)
Other unallocated items and eliminations	45	(152)
Total	($629)	($785)
The unallocated pension costs recognized in earnings was a benefit of $45 million for the three months ended March 31, 2016 compared with an expense of $152 million for the same period in 2015. The 2016 benefit reflects the difference between the higher segment allocation compared to the U.S. GAAP net periodic pension costs recognized in earnings in the current period. The 2015 unallocated expense reflects the amortization of pension costs capitalized as inventory in prior years.
Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2016	2015
Earnings from operations	$1,788	$2,019
Other income/(loss), net	26	(12)
Interest and debt expense	(73)	(61)
Earnings before income taxes	1,741	1,946
Income tax expense	(522)	(610)
Net earnings from continuing operations	$1,219	$1,336

Our effective income tax rates were 30.0% and 31.3% for the three months ended March 31, 2016 and 2015. The effective tax rate for the three months ended March 31, 2016 was lower than 2015 primarily due to the favorable impact of the permanent reinstatement of the U.S. research and development tax credit (research credit) at the end of 2015. A tax benefit for the research credit was recorded during the three months ended March 31, 2016 and none in the comparable prior year period.
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

(Dollars in millions)	Three months ended March 31
	2016	2015	Change
Cost of sales	$19,097	$18,496	$601
Cost of sales as a % of Revenues	84.4%	83.5%	0.9%
Cost of sales for the three months ended March 31, 2016 increased by $601 million, or 3% compared with the same period in 2015 primarily driven by the $483 million, or 2%, increase in revenues. Cost of sales at BDS increased by $1,089 million and cost of sales at Commercial Airplanes decreased by $576 million. Cost of sales as a percentage of revenue was approximately 84.4% in the three months ended March 31, 2016 compared with 83.5% in the same period in 2015 primarily driven by the mix of intercompany aircraft deliveries and the 2016 charges for the KC-46A Tanker and 747 programs, partially offset by lower pension costs.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Three months ended March 31
	2016	2015
Commercial Airplanes	$671	$543
Defense, Space & Security	258	224
Other	(12)	2
Total	$917	$769
Research and development expense for the three months ended March 31, 2016 increased by $148 million compared with the same period in 2015 primarily due to higher spending on 777X at Commercial Airplanes.

Backlog

(Dollars in millions)	March 31 2016	December 31 2015
Total contractual backlog	$470,161	$476,595
Unobligated backlog	9,766	12,704
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the three months ended March 31, 2016 compared with December 31, 2015 was primarily due to deliveries in excess of net orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog of $9,766 million at March 31, 2016 decreased from December 31, 2015 primarily due to reclassifications to contractual backlog related to incremental funding for BDS contracts, partially offset by contract awards.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. The EMD contract is currently in the certification and flight testing phases. In 2015, we began work on low rate initial production (LRIP) aircraft for the USAF and have continued production of LRIP aircraft in 2016. The USAF is expected to authorize two low rate initial production lots in 2016 for a total of 19 aircraft, subject to satisfactory progress being made on the EMD contract.
Through 2015, we recorded reach-forward losses of $1,095 million on the EMD contract and in 2015, we recorded a reach-forward loss of $165 million related to LRIP aircraft. The EMD losses were primarily due to initial engineering and design issues, design changes required in the aircraft fuels and aerial refueling systems, additional qualification and certification testing as well as investment to enable us to meet our delivery commitments in 2017. The reach-forward loss related to LRIP aircraft was primarily driven by increased manufacturing complexity resulting from design changes. In 2016, we recorded further reach-forward losses of $243 million which included $158 million related to the EMD contract and $85 million related to LRIP aircraft. These losses are primarily driven by higher than anticipated certification and test rework and the change incorporation impact to EMD and LRIP aircraft. As with any development program, this program remains subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays or increased costs.
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
Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Three months ended March 31
	2016	2015
Revenues	$14,399	$15,381
Earnings from operations	$1,033	$1,617
Operating margins	7.2%	10.5%

(Dollars in millions)	March 31 2016	December 31 2015
Contractual backlog	$422,982	$431,408
Unobligated backlog	632	216
Revenues
Revenues for the three months ended March 31, 2016 decreased by $982 million or 6% compared with the same period in 2015 primarily due to lower deliveries of 747 and 767 aircraft and delivery mix, partially offset by 787-9 volume.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	777	787	Total
Deliveries during the first three months of 2016	121	(5)	1	1	23	30	176
Deliveries during the first three months of 2015	121	(3)	4	5	24	30	184
Cumulative deliveries as of 3/31/2016	5,834		1,520	1,084	1,384	393
Cumulative deliveries as of 12/31/2015	5,713		1,519	1,083	1,361	363
*     Intercompany deliveries identified by parentheses
Earnings From Operations
Earnings from operations for the three months ended March 31, 2016 decreased by $584 million compared with the same period in 2015. The decrease in earnings and operating margins is primarily due to delivery mix, an additional reach-forward loss related to the KC-46A Tanker program of $162 million, higher research and development costs of $128 million primarily related to the 777X, and an additional reach-forward loss on the 747 program of $70 million.

Backlog
The decrease in contractual backlog during the three months ended March 31, 2016 was due to deliveries in excess of net orders.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 3/31/2016	737	747*	767	777	777X	787
Program accounting quantities	8,600	1,574	1,147	1,650	**	1,300
Undelivered units under firm orders	4,380	23	80	205	306	746
Cumulative firm orders	10,214	1,543	1,164	1,589	306	1,139

	Program
As of 12/31/2015	737	747*	767	777	777X	787
Program accounting quantities	8,400	1,574	1,147	1,650	**	1,300
Undelivered units under firm orders	4,392	20	80	218	306	779
Cumulative firm orders	10,105	1,539	1,163	1,579	306	1,142
* At March 31, 2016 and December 31, 2015, undelivered 747 units under firm orders include a number of aircraft that are being remarketed. At March 31, 2016, undelivered 747 units under firm orders include four aircraft that will be accounted for as revenues by Commercial Airplanes and as operating leases in consolidation.
** The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended March 31, 2016 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 42 per month and plan to increase to 47 per month in 2017. We plan to further increase the rate to 52 per month in 2018 and to 57 per month in 2019. First delivery of the 737 MAX is expected in 2017.
747 Program Lower-than-expected demand for large commercial passenger and freighter aircraft and slower-than-expected growth of global freight traffic have resulted in market uncertainties, ongoing pricing pressures and fewer orders than anticipated. During the second half of 2015, the cargo market recovery slowed, and in January 2016, we announced a plan to reduce the production rate to 0.5 per month as well as recognize a reach-forward loss of $885 million on the program. The charge, which was recorded during the fourth quarter of 2015, was primarily related to lower anticipated revenues reflecting ongoing pricing and market pressures, as well as higher estimated costs due to the reduced production rate. During the first quarter of 2016, an additional reach-forward loss of $70 million was recorded to reflect lower estimated revenue from future sales. We are currently producing at a rate of 1.0 per month, and expect to further reduce the rate to 0.5 per month in September 2016 and then return to 1.0 per month in 2019. We have a number of completed aircraft in inventory as well as unsold production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If we are unable to obtain sufficient orders in 2016 and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material.

767 Program The 767 assembly line includes a 767 derivative to support the tanker program. We increased the combined tanker and commercial production rate from 1.5 per month to 2 per month in April of 2016. We plan to further increase the rate to 2.5 per month in the fourth quarter of 2017.
777 Program We are currently producing at a rate of 8.3 per month and plan to reduce the rate to 7 per month in 2017. In the fourth quarter of 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program We continue to produce at a rate of 10 per month and are in the process of increasing to 12 per month in 2016. We are planning a further rate increase to 14 per month by the end of the decade. First delivery of the 787-10 derivative aircraft is targeted for 2018. The accounting quantity of 1,300 units remains unchanged.
We remain focused on implementing the production rate of 12 per month and improving productivity. We continue to monitor and address challenges associated with aircraft production and assembly for both the 787-8 and 787-9, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, as well as completing and delivering early build aircraft. In addition, we continue to work with our customers and suppliers to assess the specific impacts of schedule changes, including requests for contractual relief related to delivery delays and supplier assertions.
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with these airplanes were included in research and development expense. Based on sales activity and market interest we continue to believe that the remaining 787 flight-test aircraft are commercially saleable and we continue to include costs related to these aircraft in program inventory. However, there is risk that we may be unable to sell these aircraft. If we determine that any of the remaining flight test aircraft cannot be sold, we would incur additional material charges related to the reclassification of costs associated with those aircraft to research and development expense.
The combination of production challenges, change incorporation on early build aircraft, schedule delays, customer and supplier impacts and changes to price escalation factors has created significant pressure on program profitability and we continue to have near breakeven gross margins. If risks related to these challenges, together with risks associated with planned production rate increases and productivity improvements, supply chain management or introducing or manufacturing the 787-10 derivative as scheduled cannot be mitigated, the program could face additional customer claims and/or supplier assertions, further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
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
Results of Operations

(Dollars in millions)	Three months ended March 31
	2016	2015
Revenues	$7,956	$6,709
Earnings from operations	$822	$743
Operating margins	10.3%	11.1%

(Dollars in millions)	March 31 2016	December 31 2015
Contractual backlog	$47,179	$45,187
Unobligated backlog	9,134	12,488
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

Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2016	2015
F/A-18 Models	8	11
F-15 Models	4	1
C-17 Globemaster III	3	1
CH-47 Chinook (New)	3	6
CH-47 Chinook (Renewed)	9	4
AH-64 Apache (New)	7	6
AH-64 Apache (Remanufactured)	11	10
P-8 Models	4	2
C-40A		1
Total	49	42
Revenues
BDS revenues for the three months ended March 31, 2016 increased by $1,247 million compared with the same period in 2015 due to higher revenues of $933 million and $311 million in the BMA and Global Services & Support (GS&S) segments.
Earnings From Operations
BDS earnings from operations for the three months ended March 31, 2016 increased by $79 million compared with the same period in 2015 due to higher earnings of $75 million and $23 million in the BMA and GS&S segments, partially offset by lower earnings of $19 million in the Network & Space Systems (N&SS) segment.
Backlog
BDS total backlog was $56,313 million at March 31, 2016, reflecting a decrease of 2% from December 31, 2015. For further details on the changes between periods, refer to the discussions of the individual segments below.
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

Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the three months ended March 31, 2016 and 2015, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $78 million and $130 million.
Boeing Military Aircraft
Results of Operations

(Dollars in millions)	Three months ended March 31
	2016	2015
Revenues	$3,659	$2,726
Earnings from operations	$334	$259
Operating margins	9.1%	9.5%

(Dollars in millions)	March 31 2016	December 31 2015
Contractual backlog	$22,088	$19,947
Unobligated backlog	4,492	7,141
Revenues
BMA revenues for the three months ended March 31, 2016 increased by $933 million compared with the same period in 2015 primarily due to higher revenues of $1,104 million related to timing and mix of deliveries on the F-15, C-17 and P-8 programs as well as a cumulative catch-up adjustment on the F-15 program resulting from contract definitization, partially offset by lower proprietary volume and fewer F/A-18 deliveries.
Earnings From Operations
BMA earnings from operations for the three months ended March 31, 2016 increased by $75 million compared with the same period in 2015, primarily due to higher volume and mix on the F-15 and C-17 programs, partially offset by a charge of $81 million related to the KC-46A Tanker program. In the three months ended March 31, 2016, net unfavorable cumulative contract catch-up adjustments were $52 million primarily driven by unfavorable adjustments on the KC-46A Tanker program, partially offset by favorable F-15 program adjustments. In the three months ended March 31, 2015, net favorable cumulative contract catch-up adjustments were $60 million.
Backlog
BMA total backlog of $26,580 million at March 31, 2016 decreased by 2% from December 31, 2015, reflecting revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for the Apache and P-8 programs.
Additional Considerations
F/A-18 See the discussions of the F/A-18 program in Note 8 to our Condensed Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 33.

Network & Space Systems
Results of Operations

(Dollars in millions)	Three months ended March 31
	2016	2015
Revenues	$1,735	$1,732
Earnings from operations	$148	$167
Operating margins	8.5%	9.6%

(Dollars in millions)	March 31 2016	December 31 2015
Contractual backlog	$7,976	$7,368
Unobligated backlog	4,075	4,979
Revenues
N&SS revenues for the three months ended March 31, 2016 were consistent with the same period in 2015 primarily due to higher volume of $154 million on several missile defense systems and SLS programs, partially offset by lower volume on Electronic and Information Solutions and proprietary programs as well as lower milestone revenues on government satellite programs.
Earnings From Operations
N&SS earnings from operations for the three months ended March 31, 2016 decreased by $19 million compared with the same period in 2015 primarily due to lower earnings related to our United Launch Alliance (ULA) joint venture. In the three months ended March 31, 2016, net favorable cumulative contract catch-up adjustments were $14 million primarily due to favorable adjustments on proprietary programs. In the three months ended March 31, 2015 net unfavorable cumulative contract catch-up adjustments were $7 million.
N&SS earnings from operations include equity earnings of $41 million for the three months ended March 31, 2016 compared to $60 million for the same periods in 2015 primarily from our ULA joint venture.
Backlog
N&SS total backlog was $12,051 million at March 31, 2016, reflecting a decrease of 2% from December 31, 2015 primarily due to revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for commercial satellite and missile defense programs.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 4, 8 and 9 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 7 to our Condensed Consolidated Financial Statements.

Global Services & Support
Results of Operations

(Dollars in millions)	Three months ended March 31
	2016	2015
Revenues	$2,562	$2,251
Earnings from operations	$340	$317
Operating margins	13.3%	14.1%

(Dollars in millions)	March 31 2016	December 31 2015
Contractual backlog	$17,115	$17,872
Unobligated backlog	567	368
Revenues
GS&S revenues for the three months ended March 31, 2016 increased by $311 million compared with the same period in 2015 primarily due to higher revenues of $318 million related to higher volume in several Aircraft Modernization & Sustainment (AM&S) and Training Systems & Government Services (TSGS) programs.
Earnings From Operations
GS&S earnings from operations for the three months ended March 31, 2016 increased by $23 million compared with the same period in 2015 primarily due to higher volume and performance across the segment. Net favorable cumulative contract catch-up adjustments were $39 million higher in the three months ended March 31, 2016 than in the same period in 2015 primarily driven by higher favorable adjustments on the C-17 support programs.
Backlog
GS&S total backlog was $17,682 million at March 31, 2016, reflecting a decrease of 3% from December 31, 2015 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards including C-17 support programs.

Boeing Capital
Results of Operations

(Dollars in millions)	Three months ended March 31
	2016	2015
Revenues	$64	$86
Earnings from operations	$5	$20
Operating margins	8%	23%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the three months ended March 31, 2016 decreased by $22 million compared with the same period in 2015 primarily due to lower lease income driven by adjustments to estimated residual values.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the three months ended March 31, 2016 decreased by $15 million compared to the same period in 2015 primarily due to lower revenues.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2016	December 31 2015
Customer financing and investment portfolio, net	$3,151	$3,449
Other assets, primarily cash and short-term investments	679	480
Total assets	$3,830	$3,929

Other liabilities, primarily deferred income taxes	$993	$1,099
Debt, including intercompany loans	2,359	2,355
Equity	478	475
Total liabilities and equity	$3,830	$3,929

Debt-to-equity ratio	4.9-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at March 31, 2016 decreased from December 31, 2015 primarily due to portfolio run-off. At March 31, 2016 and December 31, 2015, BCC had $34 million and $49 million of assets that were held for sale or re-lease, of which $7 million in 2016 had either signed preliminary agreements with deposits or firm contracts to be sold or placed on lease. In addition, aircraft subject to leases with a carrying value of approximately $26 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2016	2015
Net earnings	$1,219	$1,336
Non-cash items	561	487
Changes in working capital	(549)	(1,735)
Net cash provided by operating activities	1,231	88
Net cash used by investing activities	(438)	(214)
Net cash used by financing activities	(4,221)	(2,935)
Effect of exchange rate changes on cash and cash equivalents	12	(17)
Net decrease in cash and cash equivalents	(3,416)	(3,078)
Cash and cash equivalents at beginning of year	11,302	11,733
Cash and cash equivalents at end of period	$7,886	$8,655
Operating Activities Net cash provided by operating activities was $1.2 billion during the three months ended March 31, 2016 compared with $0.1 billion in the same period in 2015, an increase of $1.1 billion primarily due to lower inventory growth. Our investment in gross inventories increased by $0.4 billion during the three months ended March 31, 2016 driven by continued investment in commercial airplane program inventory and KC-46A Tanker capitalized precontract costs, partially offset by lower inventory at our BDS business. Our investment in gross inventories in the three months ended March 31, 2015 increased by $2.2 billion driven by continued investment in commercial airplane program inventory, primarily 787. Advances and progress billings remained consistent during the three months ended March 31, 2016 and 2015.
Investing Activities Cash used by investing activities was $0.4 billion during the three months ended March 31, 2016 compared with $0.2 billion during the same period in 2015, largely due to timing of payments for capital expenditures. We expect capital expenditures in 2016 to be consistent with 2015 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $4.2 billion during the three months ended March 31, 2016 compared with $2.9 billion in the same period in 2015, primarily due to higher share repurchases and lower proceeds from stock options exercised. At March 31, 2016, the recorded balance of debt was $10.0 billion of which $1.2 billion was classified as short-term. This includes $2.4 billion of debt attributable to BCC, of which $0.5 billion was classified as short-term.
During the three months ended March 31, 2016, we repurchased 28.6 million shares totaling $3.5 billion through our open market share repurchase program. In addition, 0.6 million shares were transferred to us from employees for tax withholdings. At March 31, 2016, the amount available under the share repurchase plan, announced on December 14, 2015, totaled $10.5 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the three months ended March 31, 2016, we had no commercial paper borrowings outstanding. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $17.0 billion and $16.3 billion at March 31, 2016 and December 31, 2015. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At March 31, 2016, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 9 to our Condensed Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 15 to our Condensed Consolidated Financial Statements.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $578 million at March 31, 2016. For additional information, see Note 8 to our Condensed Consolidated Financial Statements.
Income Taxes As of March 31, 2016, we have $1,677 million of unrecognized tax benefits for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.

Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of certain pension and other postretirement benefit expenses that are not allocated to business segments - see Note 16 to our Condensed Consolidated Financial Statements. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.
Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2016	2015
Revenues	$22,632	$22,149
Earnings from operations, as reported	$1,788	$2,019
Operating margins	7.9%	9.1%

Unallocated pension and other postretirement benefit expense	($94)	$113
Core operating earnings (non-GAAP)	$1,694	$2,132
Core operating margins (non-GAAP)	7.5%	9.6%

Diluted earnings per share, as reported	$1.83	$1.87
Unallocated pension and other postretirement benefit expense (1)	($0.09)	$0.10
Core earnings per share (non-GAAP)	$1.74	$1.97
Weighted average diluted shares (in millions)	665.8	714.2

(1)	Earnings per share impact is presented net of the federal statutory rate of 35.0%.
Other
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Act”), require disclosure of certain activities, transactions or dealings relating to Iran that occurred during the period covered by this report. Disclosure is required even if the activities, transactions or dealings were conducted in compliance with applicable law. During the first quarter of 2016, we provided updates to aircraft maintenance manuals to Iran Air Tours. We generated approximately $139 thousand in gross revenues and $16 thousand in net profits during the first quarter from these activities. These transfers were authorized by a license from the U.S. Office of Foreign Assets Control (“OFAC”). Boeing applied for the OFAC license consistent with guidance from the U.S. Government in connection with ongoing negotiations between the “P5+1” nations and Iran related to, among other things, the safety of Iran’s civil aviation industry. We may engage in additional activities pursuant to this license.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2015.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2016 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 15 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
1/1/2016 thru 1/31/2016	4,014,608	$129.49	3,873,500	$13,500
2/1/2016 thru 2/29/2016	13,020,128	116.83	12,588,095	12,030
3/1/2016 thru 3/31/2016	12,161,022	126.25	12,114,149	10,500
Total	29,195,758	$122.49	28,575,744

(1)
We purchased an aggregate of 28,575,744 shares of our common stock in the open market pursuant to our repurchase program and 620,014 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 14, 2015, we announced a new repurchase plan for up to $14 billion of common stock, replacing the plan previously authorized in 2014.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of The Boeing Company, as amended and restated effective March 1, 2016 (Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 18, 2016).

10.1	Form of Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2016).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 27, 2016	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller