Form 10-Q
period 2016-06-30
BOEING CO
filed 2016-07-27
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 20, 2016, there were 623,825,935 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2016

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Sales of products	$42,069	$41,408	$22,184	$21,923
Sales of services	5,318	5,284	2,571	2,620
Total revenues	47,387	46,692	24,755	24,543

Cost of products	(37,210)	(35,627)	(20,265)	(19,247)
Cost of services	(4,180)	(4,186)	(2,044)	(2,086)
Boeing Capital interest expense	(32)	(33)	(16)	(17)
Total costs and expenses	(41,422)	(39,846)	(22,325)	(21,350)
	5,965	6,846	2,430	3,193
Income from operating investments, net	151	129	97	50
General and administrative expense	(1,694)	(1,705)	(806)	(760)
Research and development expense, net	(3,044)	(1,569)	(2,127)	(800)
(Loss)/gain on dispositions, net	(9)	1	(13)
Earnings/(loss) from operations	1,369	3,702	(419)	1,683
Other income, net	39	3	13	15
Interest and debt expense	(146)	(136)	(73)	(75)
Earnings/(loss) before income taxes	1,262	3,569	(479)	1,623
Income tax (expense)/benefit	(277)	(1,123)	245	(513)
Net earnings/(loss)	$985	$2,446	($234)	$1,110

Basic earnings/(loss) per share	$1.52	$3.50	($0.37)	$1.61

Diluted earnings/(loss) per share	$1.51	$3.46	($0.37)	$1.59

Cash dividends paid per share	$2.18	$1.82	$1.09	$0.91

Weighted average diluted shares (millions)	654.9	706.6	636.3	698.9
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Net earnings/(loss)	$985	$2,446	($234)	$1,110
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	7	(44)	(16)	44
Unrealized (loss)/gain on certain investments, net of tax of $1, ($3), $0, and ($2)	(1)	4	1	3
Unrealized gain/(loss) on derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($23), $37, $9, and ($14)	41	(66)	(17)	25
Reclassification adjustment for losses included in net earnings, net of tax of ($24), ($16), ($12), and ($10)	43	28	20	16
Total unrealized gain/(loss) on derivative instruments, net of tax	84	(38)	3	41
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service (benefit)/cost included in net periodic pension cost, net of tax of $15, ($11), $8, and ($6)	(27)	19	(13)	9
Net actuarial (loss)/gain arising during the period, net of tax of $215, ($17), $34, and ($17)	(387)	31	(59)	31
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($145), ($282), ($73) and ($145)	261	508	130	264
Settlements and curtailments included in net income/(loss), net of tax of ($7), ($2), ($1), and ($2)	14	3	3	3
Pension and postretirement cost/(benefit) related to our equity method investments, net of tax of ($1),$0, $3 and $0	2		(6)
Total defined benefit pension plans and other postretirement benefits, net of tax	(137)	561	55	307
Other comprehensive (loss)/income, net of tax	(47)	483	43	395
Comprehensive loss related to noncontrolling interests		(1)	(1)
Comprehensive income/(loss), net of tax	$938	$2,928	($192)	$1,505
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2016	December 31 2015
Assets
Cash and cash equivalents	$8,605	$11,302
Short-term and other investments	660	750
Accounts receivable, net	9,809	8,713
Current portion of customer financing, net	251	212
Inventories, net of advances and progress billings	44,182	47,257
Total current assets	63,507	68,234
Customer financing, net	2,909	3,358
Property, plant and equipment, net of accumulated depreciation of $16,641 and $16,286	12,533	12,076
Goodwill	5,128	5,126
Acquired intangible assets, net	2,544	2,657
Deferred income taxes	267	265
Investments	1,312	1,284
Other assets, net of accumulated amortization of $451 and $451	1,409	1,408
Total assets	$89,609	$94,408
Liabilities and equity
Accounts payable	$11,748	$10,800
Accrued liabilities	13,534	14,014
Advances and billings in excess of related costs	23,409	24,364
Short-term debt and current portion of long-term debt	1,168	1,234
Total current liabilities	49,859	50,412
Deferred income taxes	2,422	2,392
Accrued retiree health care	6,586	6,616
Accrued pension plan liability, net	18,200	17,783
Other long-term liabilities	2,048	2,078
Long-term debt	9,847	8,730
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,778	4,834
Treasury stock, at cost - 386,402,793 and 345,637,354 shares	(34,821)	(29,568)
Retained earnings	38,362	38,756
Accumulated other comprehensive loss	(12,795)	(12,748)
Total shareholders’ equity	585	6,335
Noncontrolling interests	62	62
Total equity	647	6,397
Total liabilities and equity	$89,609	$94,408
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2016	2015
Cash flows – operating activities:
Net earnings	$985	$2,446
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	97	94
Depreciation and amortization	890	912
Investment/asset impairment charges, net	50	74
Customer financing valuation benefit	(4)	(5)
Gain/(loss) on dispositions, net	9	(1)
Other charges and credits, net	141	140
Excess tax benefits from share-based payment arrangements		(124)
Changes in assets and liabilities –
Accounts receivable	(503)	(313)
Inventories, net of advances and progress billings	3,004	(2,395)
Accounts payable	1,221	888
Accrued liabilities	(269)	(177)
Advances and billings in excess of related costs	(954)	195
Income taxes receivable, payable and deferred	(494)	482
Other long-term liabilities	(103)	(17)
Pension and other postretirement plans	181	1,244
Customer financing, net	275	19
Other	(61)	(77)
Net cash provided by operating activities	4,465	3,385
Cash flows – investing activities:
Property, plant and equipment additions	(1,419)	(1,266)
Property, plant and equipment reductions	13	20
Acquisitions, net of cash acquired		(23)
Contributions to investments	(657)	(1,205)
Proceeds from investments	705	2,040
Other	8	22
Net cash used by investing activities	(1,350)	(412)
Cash flows – financing activities:
New borrowings	1,323	761
Debt repayments	(267)	(846)
Stock options exercised	147	276
Excess tax benefits from share-based payment arrangements		124
Employee taxes on certain share-based payment arrangements	(79)	(90)
Common shares repurchased	(5,501)	(4,501)
Dividends paid	(1,408)	(1,264)
Other	(24)
Net cash used by financing activities	(5,809)	(5,540)
Effect of exchange rate changes on cash and cash equivalents	(3)	(9)
Net decrease in cash and cash equivalents	(2,697)	(2,576)
Cash and cash equivalents at beginning of year	11,302	11,733
Cash and cash equivalents at end of period	$8,605	$9,157
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2015	$5,061	$4,625	($23,298)	$36,180	($13,903)	$125	$8,790
Net earnings				2,446		(1)	2,445
Other comprehensive income, net of tax of ($294)					483		483
Share-based compensation and related dividend equivalents		106		(13)			93
Excess tax pools		126					126
Treasury shares issued for stock options exercised, net		(11)	287				276
Treasury shares issued for other share-based plans, net		(125)	49				(76)
Common shares repurchased			(4,501)				(4,501)
Cash dividends declared ($1.82 per share)				(1,248)			(1,248)
Changes in noncontrolling interests						(81)	(81)
Balance at June 30, 2015	$5,061	$4,721	($27,463)	$37,365	($13,420)	$43	$6,307

Balance at January 1, 2016	$5,061	$4,834	($29,568)	$38,756	($12,748)	$62	$6,397
Net earnings				985			985
Other comprehensive loss, net of tax of $31					(47)		(47)
Share-based compensation and related dividend equivalents		110		(15)			95
Treasury shares issued for stock options exercised, net		(20)	167				147
Treasury shares issued for other share-based plans, net		(146)	81				(65)
Common shares repurchased			(5,501)				(5,501)
Cash dividends declared ($2.18 per share)				(1,364)			(1,364)
Balance at June 30, 2016	$5,061	$4,778	($34,821)	$38,362	($12,795)	$62	$647
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Revenues:
Commercial Airplanes	$31,855	$32,258	$17,456	$16,877
Defense, Space & Security:
Boeing Military Aircraft	6,638	6,200	2,979	3,474
Network & Space Systems	3,545	3,670	1,810	1,938
Global Services & Support	4,947	4,383	2,385	2,132
Total Defense, Space & Security	15,130	14,253	7,174	7,544
Boeing Capital	148	201	84	115
Unallocated items, eliminations and other	254	(20)	41	7
Total revenues	$47,387	$46,692	$24,755	$24,543
Earnings/(loss) from operations:
Commercial Airplanes	$60	$2,823	($973)	$1,206
Defense, Space & Security:
Boeing Military Aircraft	509	380	175	121
Network & Space Systems	301	318	153	151
Global Services & Support	605	591	265	274
Total Defense, Space & Security	1,415	1,289	593	546
Boeing Capital	23	31	18	11
Segment operating profit/(loss)	1,498	4,143	(362)	1,763
Unallocated items, eliminations and other	(129)	(441)	(57)	(80)
Earnings/(loss) from operations	1,369	3,702	(419)	1,683
Other income, net	39	3	13	15
Interest and debt expense	(146)	(136)	(73)	(75)
Earnings/(loss) before income taxes	1,262	3,569	(479)	1,623
Income tax (expense)/benefit	(277)	(1,123)	245	(513)
Net earnings/(loss)	$985	$2,446	($234)	$1,110
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2015 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform to the current period's presentation.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. On August 12, 2015, the FASB approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company plans to adopt the new standard effective January 1, 2018 and is continuing to evaluate the impacts of adoption and the implementation approach to be used.
Standards Issued and Implemented
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. The standard requires excess tax benefits or deficiencies for share-based payments to be recorded in the period shares vest or settle as income tax expense or benefit, rather than within Additional paid-in capital. Cash flows related to excess tax benefits will be included in Cash provided by operating activities and will no longer be separately classified as a financing activity. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes and provides an accounting policy election to account for forfeitures as they occur. We have elected to continue to estimate forfeitures and are not planning to change tax withholdings.
The Company prospectively adopted the standard during the three months ended June 30, 2016 effective January 1, 2016. For the six months ended June 30, 2016, this resulted in an increase of $54 to Net earnings and $0.08 to diluted earnings per share and for the three months ended June 30, 2016, a decrease of $54 to Net loss and $0.08 to diluted loss per share. Adoption also resulted in a $54 increase in Net cash provided by operating activities and a corresponding $54 reduction in Net cash used by financing activities for the six months ended June 30, 2016.

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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the six months ended June 30, 2016 and 2015, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all contracts decreased Earnings from operations by $587 and $594 and diluted earnings per share by $0.70 and $0.58. For the three months ended June 30, 2016 and 2015, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all contracts decreased Earnings from operations by $503 and $724 and diluted earnings per share by $0.39 and $0.71.
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

The elements used in the computation of basic and diluted earnings/(loss) per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Net earnings/(loss)	$985	$2,446	($234)	$1,110
Less: earnings available to participating securities		2
Net earnings/(loss) available to common shareholders	$985	$2,444	($234)	$1,110
Basic
Basic weighted average shares outstanding	648.5	698.5	636.3	691.2
Less: participating securities	1.0	1.1	1.0	1.1
Basic weighted average common shares outstanding	647.5	697.4	635.3	690.1
Diluted
Basic weighted average shares outstanding	648.5	698.5	636.3	691.2
Dilutive potential common shares(1)	6.4	8.1		7.7
Diluted weighted average shares outstanding	654.9	706.6	636.3	698.9
Less: participating securities	1.0	1.1	1.0	1.1
Diluted weighted average common shares outstanding	653.9	705.5	635.3	697.8
Net earnings/(loss) per share:
Basic	$1.52	$3.50	($0.37)	$1.61
Diluted	1.51	3.46	(0.37)	1.59

(1)	Diluted earnings/(loss) per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
As a result of incurring a net loss for the three months ended June 30, 2016, potential common shares of 6.7 million were excluded from diluted loss per share because the effect would have been antidilutive. In addition, the following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings/(loss) per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Performance awards	7.5	6.0	7.3	6.0
Performance-based restricted stock units	2.6	2.3	3.3	2.3
Note 3 – Income Taxes
Our effective income tax rates were 21.9% and 51.1% for the six and three months ended June 30, 2016 and 31.5% and 31.6% for the same periods in the prior year. The year over year tax rate variances are primarily due to lower pre-tax income in 2016. The 2016 year-to-date income tax expense reflects an estimated annual effective tax rate of 27.2% excluding discrete tax benefits of $66 that have been recorded through the second quarter of 2016. The effective tax rate for the six months ended June 30, 2016 is lower than the comparable prior year period due to lower projected pre-tax income in 2016 and the favorable impact of the permanent reinstatement of the U.S. research and development tax credit at the end of 2015. The discrete tax benefits of $66 include a $54 benefit from adopting ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting” in the three months ended June 30, 2016.

On July 5, 2016, the Joint Committee on Taxation completed its review of our federal income taxes for the 2011-2012 tax years and as a result, in the third quarter of 2016, we expect to record tax benefits of approximately $180 and reduce unrecognized tax benefits by approximately $220. We remain subject to federal income tax audits for the 2013 to 2015 tax years. We are also subject to examination in major state and international jurisdictions for the 2001-2015 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 4 – Inventories
Inventories consisted of the following:

	June 30 2016	December 31 2015
Long-term contracts in progress	$12,516	$13,858
Commercial aircraft programs	53,769	55,230
Commercial spare parts, used aircraft, general stock materials and other	6,123	6,673
Inventory before advances and progress billings	72,408	75,761
Less advances and progress billings	(28,226)	(28,504)
Total	$44,182	$47,257
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $120 (net of advances of $276) and $120 (net of advances of $310) at June 30, 2016 and December 31, 2015. At June 30, 2016, $176 of this inventory related to unsold launches. See Note 9.
Included in inventories are capitalized precontract costs of $1,561 and $732 primarily related to KC-46A Tanker at June 30, 2016 and December 31, 2015.
Commercial Aircraft Programs
At June 30, 2016 and December 31, 2015, commercial aircraft programs inventory included the following amounts related to the 787 program: $34,123 and $34,656 of work in process (including deferred production costs of $27,673 and $28,510), $2,412 and $2,551 of supplier advances, and $3,707 and $3,890 of unamortized tooling and other non-recurring costs. At June 30, 2016, $22,966 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $8,414 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
We produced the fourth and fifth flight test aircraft for the 787 program in 2009 but have been unable to sell them at acceptable prices. The aircraft have been used extensively for flight and ground testing and we intended to begin to refurbish the aircraft in early 2017 for commercial sale based on sales activity and market interest. However, during the second quarter of 2016 we determined that firm orders for these aircraft prior to refurbishment were now unlikely, and that the Company would not invest company funds for their refurbishment. The Company also determined the costs to refurbish the aircraft at a future date would be prohibitively expensive. We have therefore determined that the aircraft are not commercially saleable, and accordingly, costs of $1,235 associated with these aircraft were reclassified from 787 program inventory to research and development expense. The reclassification also impacted 787 deferred production costs, reducing the balance by $1,011 at June 30, 2016.

At June 30, 2016 and December 31, 2015, commercial aircraft programs inventory included the following amounts related to the 747 program: $0 and $942 of deferred production costs, net of reach-forward losses, and $369 and $377 of unamortized tooling costs. At June 30, 2016, $173 of unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $196 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. At June 30, 2016 and December 31, 2015, work in process inventory included a number of completed 747 aircraft that we expect to recover from future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,217 and $3,166 at June 30, 2016 and December 31, 2015.
Used aircraft in inventories at Commercial Airplanes totaled $321 and $267 at June 30, 2016 and December 31, 2015.
Note 5 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	June 30 2016	December 31 2015
Financing receivables:
Investment in sales-type/finance leases	$1,510	$1,620
Notes	306	256
Total financing receivables	1,816	1,876
Operating lease equipment, at cost, less accumulated depreciation of $226 and $338	1,356	1,710
Gross customer financing	3,172	3,586
Less allowance for losses on receivables	(12)	(16)
Total	$3,160	$3,570
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At June 30, 2016 and December 31, 2015, we individually evaluated for impairment customer financing receivables of $89 and $86. At June 30, 2016 and December 31, 2015, $48 and $0 was determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
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

Our financing receivable balances by internal credit rating category are shown below:

Rating categories	June 30 2016	December 31 2015
BBB	$919	$973
BB	490	536
B	249	258
CCC	69	23
Other	89	86
Total carrying value of financing receivables	$1,816	$1,876
At June 30, 2016, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 13%, 9% and 1%, respectively, to the exposure associated with those receivables.
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

	June 30 2016	December 31 2015
717 Aircraft ($359 and $372 accounted for as operating leases)	$1,347	$1,415
747 Aircraft ($700 and $1,038 accounted for as operating leases)	727	1,038
MD-80 Aircraft (Accounted for as sales-type finance leases)	278	314
757 Aircraft ($45 and $48 accounted for as operating leases)	257	270
767 Aircraft ($96 and $84 accounted for as operating leases)	186	185
737 Aircraft (Accounted for as operating leases)	109	115
MD-11 Aircraft (Accounted for as operating leases)	26	35

Note 6 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2016	December 31 2015
Time deposits	$148	$456
Pledged money market funds (1)	38	38
Available-for-sale investments	494	244
Equity method investments (2)	1,230	1,230
Restricted cash (3)	27	31
Other investments	35	35
Total	$1,972	$2,034

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $166 and $117 for the six and three months ended June 30, 2016 and $124 and $45 during the same periods in the prior year.

(3)	Restricted to pay certain claims related to workers' compensation and life insurance premiums for certain employees.
Note 7 – Other Assets
Sea Launch
At June 30, 2016 and December 31, 2015, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
Although each partner is contractually obligated to reimburse us for its share of the bank guarantee, the Russian and Ukrainian partners have raised defenses to enforcement and contested our claims. On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment and the $209 partner loan obligations. On May 12, 2016, the court issued a judgment in favor of Boeing relating to the bank guarantee payment and the partner loan obligations. Prior to these proceedings, we had filed a Notice of Arbitration with the Stockholm Chamber of Commerce seeking reimbursement from the other partners for a portion of these amounts. On May 16, 2016, the appellate court in Sweden dismissed the Swedish proceedings at our request.
We have initiated collection efforts and continue to believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional charges. Our current assessment as to the collectability of these receivables takes into account the current economic conditions in Russia and Ukraine, although we will continue to monitor the situation.

Spirit AeroSystems
As of June 30, 2016 and December 31, 2015, Other assets included $140 of receivables related to indemnifications from Spirit AeroSystems, Inc. (Spirit), for costs incurred related to pension and retiree medical obligations of former Boeing employees that were subsequently employed by Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. We expect to fully recover from Spirit.
Note 8 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the six months ended June 30, 2016 and 2015.

	2016	2015
Beginning balance – January 1	$566	$601
Reductions for payments made	(20)	(35)
Changes in estimates	44	27
Ending balance – June 30	$590	$593
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2016 and December 31, 2015, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $874 and $853.
Product Warranties
The following table summarizes product warranty activity recorded during the six months ended June 30, 2016 and 2015.

	2016	2015
Beginning balance – January 1	$1,485	$1,504
Additions for current year deliveries	195	219
Reductions for payments made	(185)	(155)
Changes in estimates	(84)	(90)
Ending balance - June 30	$1,411	$1,478
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
Trade-in commitment agreements at June 30, 2016 have expiration dates from 2016 through 2026. At June 30, 2016, and December 31, 2015 total contractual trade-in commitments were $1,804 and $1,585. As of June 30, 2016 and December 31, 2015, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $257 and $240 and the fair value of the related trade-in aircraft was $257 and $240.
Financing Commitments
Financing commitments, which include commitments to provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns, totaled $17,132 and $16,283 as of June 30, 2016 and December 31, 2015. The estimated earliest potential funding dates for these commitments as of June 30, 2016 are as follows:

Total
July through December 2016	$1,470
2017	4,054
2018	3,709
2019	3,151
2020	1,515
Thereafter	3,233
$17,132
As of June 30, 2016, all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,501 and $4,968 as of June 30, 2016 and December 31, 2015.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of June 30, 2016, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 4.
F/A-18
At June 30, 2016, our backlog included 34 F/A-18 aircraft under contract with the U.S. Navy. The Consolidated Appropriations Act, 2016, passed in December 2015, funds 12 additional F/A-18 aircraft that, combined with the orders in backlog, would complete production in mid-2018. The President’s Fiscal Year 2017 Budget request submitted in February 2016 includes funding for two additional F/A-18 aircraft. In May 2016, both congressional appropriations committees included additional F/A-18s in their proposed FY17 defense funding bills. The Senate bill includes funding for 14 F/A-18s and the House bill includes funding for a total of 16 F/A-18s. We are continuing to work with our U.S. customers as well as international customers to secure additional orders that would extend the program beyond 2018.

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
KC-46A Tanker and BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, Saudi F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, during 2016, we have recorded additional reach-forward losses of $816 on the KC-46A Tanker program.
KC-46A Tanker
At June 30, 2016, we had approximately $1,211 of capitalized precontract costs and $1,997 of potential termination liabilities to suppliers associated with the Low Rate Initial Production (LRIP) KC-46A Tanker aircraft for the U.S. Air Force (USAF). On May 27, 2016 the USAF announced that the date it expected to authorize LRIP aircraft had moved from June 2016 to August 2016, subject to satisfactory progress being made on the Engineering, Manufacturing and Development (EMD) contract. We have achieved the relevant flight testing milestones, including successful refueling of six flight test aircraft (F-16, F/A-18, C-17, A-10, AV-8B and a receiver KC-46), and expect to meet all other program requirements necessary to support the USAF’s authorization of LRIP aircraft during August 2016. On May 27, 2016 it was also announced that the first tanker delivery date moved from March 2017 to August 2017 with 18 fully operational tankers to be delivered by January 2018 instead of August 2017 due to ongoing complexities associated with qualification and certification and the higher volume of change incorporation required to bring the first 18 aircraft up to certification configuration.
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
747 Program
Lower-than-expected demand for large commercial passenger and freighter aircraft and slower-than-expected growth of global freight traffic have continued to drive market uncertainties, pricing pressures and fewer orders than anticipated. As a result, during the second quarter of 2016, we canceled previous plans to return to a production rate of 1.0 aircraft per month beginning in 2019, resulting in a reduction in the program accounting quantity from 1,574 to 1,555 aircraft. This reduction in the program accounting quantity, together with lower anticipated revenues from future sales and higher costs associated with producing fewer airplanes, resulted in a reach-forward loss of $1,188 in the quarter. The adjusted program accounting quantity includes 32 undelivered aircraft, currently scheduled to be produced through 2019. We previously recognized reach-forward losses of $885 and $70 during the second half of 2015 and the first quarter of 2016, respectively, related to the prior decision to reduce the production rate to 0.5 per month and lower estimated revenue from future sales due to ongoing pricing and market pressures. We are currently producing at a rate of 1.0 per month and expect to reduce the rate to 0.5 per month in September 2016. We continue to have a number of completed aircraft in inventory as well as unsold production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If we are unable to obtain sufficient orders and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material, and it is reasonably possible that we could decide to end production of the 747.
787 Program
The 787 program continues to have near breakeven gross margins. The combination of production challenges, change incorporation on early build aircraft, schedule delays, customer and supplier impacts and changes to price escalation factors has created significant pressure on program profitability. If risks related to this program, including risks associated with productivity improvements, supply chain management, planned production rate increases or introducing and manufacturing the 787-10 derivative as scheduled cannot be mitigated, the program could record a reach-forward loss that may be material.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2016	December 31 2015	June 30 2016	December 31 2015	June 30 2016	December 31 2015
Contingent repurchase commitments	$1,612	$1,529	$1,591	$1,510	$9	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	87	107
Contract pricing	261	261			7	7
Other Delta contracts	216	231			5	5
Credit guarantees	30	30	27	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,273 of the $1,360 of inventory that was contributed by us and has yet to consume $87. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,410 through June 30, 2016. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $63 of net indemnification payments to ULA.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. In 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of two of these missions, followed in 2011 by a subsequent notice of appeal with respect to a third mission. The USAF did not exercise an option for a fourth mission prior to the expiration of the contract. During the second quarter of 2016, the ASBCA ruled that ULA is entitled to additional contract pricing for each of the three missions and remanded to the parties to negotiate appropriate pricing. However, if the USAF appeals the ASBCA's ruling, and ULA is ultimately unsuccessful in obtaining additional pricing, we may be responsible for an indemnification payment up to $261 and may record up to $277 in pre-tax losses associated with the three missions.

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
Note 10 – Debt
On May 18, 2016, we issued $1,200 of fixed rate senior notes consisting of $400 due June 15, 2023 that bear an annual interest rate of 1.875%, $400 due June 15, 2026 that bear an annual interest rate of 2.25%, and $400 due June 15, 2046 that bear an annual interest rate of 3.375%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $1,170, after deducting underwriting discounts, commissions and offering expenses.

Note 11 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2016	2015	2016	2015
Service cost	$326	$884	$163	$442
Interest cost	1,526	1,494	762	747
Expected return on plan assets	(1,998)	(2,016)	(999)	(1,008)
Amortization of prior service costs	20	98	10	49
Recognized net actuarial loss	394	792	197	396
Settlement/curtailment/other losses	33	111	18	73
Net periodic benefit cost	$301	$1,363	$151	$699
Net periodic benefit cost included in Earnings/(loss) from operations	$1,092	$1,308	$463	$523

	Six months ended June 30		Three months ended June 30
Other Postretirement Benefits	2016	2015	2016	2015
Service cost	$64	$70	$32	$35
Interest cost	130	124	65	62
Expected return on plan assets	(4)	(4)	(2)	(2)
Amortization of prior service credits	(62)	(68)	(31)	(34)
Recognized net actuarial loss	12	15	6	11
Settlement and curtailment loss		5		3
Net periodic benefit cost	$140	$142	$70	$75
Net periodic benefit cost included in Earnings/(loss) from operations	$150	$161	$62	$69
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

Performance Awards
On February 22, 2016, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2018. At June 30, 2016, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $351.
Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the six and three months ended June 30, 2016 and 2015 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2015	$53	($8)	($136)	($13,812)		($13,903)
Other comprehensive income/(loss) before reclassifications	(44)	4	(66)	31		(75)
Amounts reclassified from AOCI			28	530	(2)	558
Net current period Other comprehensive income/(loss)	(44)	4	(38)	561		483
Balance at June 30, 2015	$9	($4)	($174)	($13,251)		($13,420)

Balance at January 1, 2016	($39)		($197)	($12,512)		($12,748)
Other comprehensive income/(loss) before reclassifications	7	(1)	41	(385)		(338)
Amounts reclassified from AOCI			43	248	(2)	291
Net current period Other comprehensive income/(loss)	7	(1)	84	(137)		(47)
Balance at June 30, 2016	($32)	($1)	($113)	($12,649)		($12,795)

Balance at March 31, 2015	($35)	($7)	($215)	($13,558)		($13,815)
Other comprehensive income before reclassifications	44	3	25	31		103
Amounts reclassified from AOCI			16	276	(2)	292
Net current period Other comprehensive income	44	3	41	307		395
Balance at June 30, 2015	$9	($4)	($174)	($13,251)		($13,420)

Balance at March 31, 2016	($16)	($2)	($116)	($12,704)		($12,838)
Other comprehensive income/(loss) before reclassifications	(16)	1	(17)	(65)		(97)
Amounts reclassified from AOCI			20	120	(2)	140
Net current period Other comprehensive income/(loss)	(16)	1	3	55		43
Balance at June 30, 2016	($32)	($1)	($113)	($12,649)		($12,795)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the six months and three months ended June 30, 2015 totaling $511 and $267 (net of tax of ($284) and ($147)) and for the six and three months ended June 30, 2016 totaling $261 and $130 (net of tax of ($145) and ($73)). These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 11.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2016	December 31 2015	June 30 2016	December 31 2015	June 30 2016	December 31 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,435	$2,727	$47	$23	($206)	($304)
Interest rate contracts	125	125	11	9
Commodity contracts	32	40	2	2	(7)	(13)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	440	436	10	4	(12)	(11)
Commodity contracts	716	725
Total derivatives	$3,748	$4,053	70	38	(225)	(328)
Netting arrangements			(43)	(23)	43	23
Net recorded balance			$27	$15	($182)	($305)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	$41	($66)	($21)	$24
Commodity contracts			4	1
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(38)	(23)	(17)	(14)
Commodity contracts	(5)	(5)	(3)	(2)
Forward points recognized in Other income, net:
Foreign exchange contracts	4	7	2	2
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts		2	(2)	3
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $83 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the six and three months ended June 30, 2016 and 2015.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2016 was $40. At June 30, 2016, there was no collateral posted related to our derivatives.

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

	June 30, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,817	$2,817		$4,504	$4,504
Available-for-sale investments:
Commercial paper	199		$199	87		$87
Corporate notes	210		210	79		79
U.S. government agencies	88		88	83		83
Other	47	47		20	20
Derivatives	27		27	15		15
Total assets	$3,388	$2,864	$524	$4,788	$4,524	$264
Liabilities
Derivatives	($182)		($182)	($305)		($305)
Total liabilities	($182)		($182)	($305)		($305)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2016		2015
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$59	($25)	$84	($67)
Property, plant and equipment		(4)	8	(5)
Acquired intangible assets	12	(10)
Total	$71	($39)	$92	($72)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2016, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$59	Market approach	Aircraft value publications	$92 - $1671) Median $136
			Aircraft condition adjustments	($78) - $1(2) Net ($77)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2016
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$9,809	$9,880		$9,880
Notes receivable, net	306	323		323
Liabilities
Debt, excluding capital lease obligations	(10,874)	(12,903)		(12,767)	(136)

	December 31, 2015
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$8,713	$8,705		$8,705
Notes receivable, net	255	273		273
Liabilities
Debt, excluding capital lease obligations	(9,814)	(11,292)		(11,123)	(169)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2016 and December 31, 2015. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 16 – Legal Proceedings
Various legal proceedings, claims and investigations related to products, contracts, employment and other matters are pending against us.
In addition, we are subject to various U.S. government inquiries and investigations from which civil, criminal or administrative proceedings could result or have resulted in the past. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such legal proceeding, claim, or government dispute and investigation will not have a material effect on our financial position, results of operations, or cash flows.
Note 17 – Segment Information
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
Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Commercial Airplanes	$777	$548	$349	$271
Boeing Capital	9	8	4	3
Total	$786	$556	$353	$274

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Share-based plans	($41)	($37)	($18)	($16)
Deferred compensation	(5)	(48)	(21)	10
Amortization of previously capitalized interest	(48)	(49)	(18)	(20)
Eliminations and other unallocated items	(198)	(164)	(69)	(24)
Sub-total	(292)	(298)	(126)	(50)
Pension	79	(209)	34	(57)
Postretirement	84	66	35	27
Pension and Postretirement	163	(143)	69	(30)
Total	($129)	($441)	($57)	($80)
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
Assets
Segment assets are summarized in the table below:

	June 30 2016	December 31 2015
Commercial Airplanes	$56,571	$57,253
Defense, Space & Security:
Boeing Military Aircraft	6,321	6,793
Network & Space Systems	6,271	6,307
Global Services & Support	4,120	4,567
Total Defense, Space & Security	16,712	17,667
Boeing Capital	3,073	3,492
Unallocated items, eliminations and other	13,253	15,996
Total	$89,609	$94,408
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by Shared Services Group as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
July 27, 2016

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

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Revenues	$47,387	$46,692	$24,755	$24,543

GAAP
Earnings/(loss) from operations	$1,369	$3,702	($419)	$1,683
Operating margins	2.9%	7.9%	(1.7)%	6.9%
Effective income tax rate	21.9%	31.5%	51.1%	31.6%
Net earnings/(loss)	$985	$2,446	($234)	$1,110
Diluted earnings/(loss) per share	$1.51	$3.46	($0.37)	$1.59

Non-GAAP (1)
Core operating earnings/(loss)	$1,206	$3,845	($488)	$1,713
Core operating margins	2.5%	8.2%	(2.0%)	7.0%
Core earnings/(loss) per share	$1.35	$3.59	($0.44)	$1.62

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 49 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Commercial Airplanes	$31,855	$32,258	$17,456	$16,877
Defense, Space & Security	15,130	14,253	7,174	7,544
Boeing Capital	148	201	84	115
Unallocated items, eliminations and other	254	(20)	41	7
Total	$47,387	$46,692	$24,755	$24,543
Revenues for the six months ended June 30, 2016 increased by $695 million compared with the same period in 2015. Defense, Space & Security (BDS) revenues increased by $877 million, or 6% due to higher revenues in Global Services & Support (GS&S), and Boeing Military Aircraft (BMA), partially offset by lower revenues in Network & Space Systems (N&SS). Commercial Airplanes revenues decreased by $403 million due to lower airplane deliveries and mix.
Revenues for the three months ended June 30, 2016 increased by $212 million compared with the same period in 2015. Commercial Airplanes revenues increased by $579 million primarily due to higher volume and mix. BDS revenues decreased $370 million, or 5%, due to lower revenues in the BMA and N&SS segments, partially offset by higher revenues in GS&S.
The change in unallocated items and eliminations primarily reflects the timing of eliminations for intercompany aircraft deliveries.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Commercial Airplanes	$60	$2,823	($973)	$1,206
Defense, Space & Security	1,415	1,289	593	546
Boeing Capital	23	31	18	11
Unallocated pension and other postretirement benefit income/(expense)	163	(143)	69	(30)
Other unallocated items and eliminations	(292)	(298)	(126)	(50)
Earnings/(Loss) from operations (GAAP)	$1,369	$3,702	($419)	$1,683
Unallocated pension and other postretirement benefit expense	(163)	143	(69)	30
Core operating earnings/(loss) (Non-GAAP)	$1,206	$3,845	($488)	$1,713
Earnings from operations for the six and three months ended June 30, 2016 decreased by $2,333 million and $2,102 million, compared with the same periods in 2015.
Commercial Airplanes earnings decreased by $2,763 million and $2,179 million due to the reach-forward losses on the 747 program of $1,258 million and $70 million recorded during the six and three months ended June 30, 2016. In addition, for the three months ended June 30, 2016, we reclassified $1,235 million of costs related to two 787 flight test aircraft as a result of our determination that those aircraft are no longer commercially saleable. The decrease in earnings for the three months ended June 30, 2016 is partially offset by lower KC-46A tanker charges compared with the same period in 2015. During the six months ended June 30, 2016, we recorded reach-forward losses of $816 million on the KC-46A Tanker program of which $516 million was recorded at Commercial Airplanes and $300 million at our BMA segment. During the six months ended June 30, 2015, we recorded $835 million of which $513 million was recorded at Commercial Airplanes and $322 million at our BMA segment. The earnings decreases for the six and three months ended June 30, 2016 are offset by unallocated pension and other postretirement benefit income recorded in 2016 compared with expense recorded in the comparable prior year periods.
Core operating earnings for the six and three months ended June 30, 2016 decreased by $2,639 million and $2,201 million compared with the same periods in 2015 primarily due to the 747 charges and the reclassification of costs related to the 787 flight test aircraft described above. The three month decrease is partially offset by lower KC-46A Tanker charges.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Share-based plans	($41)	($37)	($18)	($16)
Deferred compensation	(5)	(48)	(21)	10
Eliminations and other unallocated items	(246)	(213)	(87)	(44)
Sub-total (included in core operating earnings*)	(292)	(298)	(126)	(50)
Pension	79	(209)	34	(57)
Postretirement	84	66	35	27
Pension and other postretirement benefit expense (excluded from core operating earnings*)	163	(143)	69	(30)
Total	($129)	($441)	($57)	($80)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 49.
The deferred compensation expense decreased by $43 million for the six months ended June 30, 2016 and increased by $31 million for the three months ended June 30, 2016 compared with the same periods in 2015 primarily driven by changes in our stock price.
Eliminations and other unallocated loss for the six and three months ended June 30, 2016 increased by $33 million and $43 million compared with the same periods in 2015 primarily due to the timing of the elimination of profit on intercompany aircraft deliveries and expense allocations.
We recorded net periodic benefit cost related to pension of $301 million and $151 million for the six and three months ended June 30, 2016 compared with $1,363 million and $699 million for the same periods in 2015. The components of net periodic benefit cost are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2016	2015	2016	2015
Service cost	$326	$884	$163	$442
Interest cost	1,526	1,494	762	747
Expected return on plan assets	(1,998)	(2,016)	(999)	(1,008)
Amortization of prior service costs	20	98	10	49
Recognized net actuarial loss	394	792	197	396
Settlement/curtailment/other losses	33	111	18	73
Net periodic benefit cost	$301	$1,363	$151	$699
The decrease in net periodic pension benefit cost for the six and three months ended June 30, 2016 of $1,062 million and $548 million compared with the same periods in 2015 is primarily due to lower service costs and lower amortization of actuarial losses. The lower service costs reflect the changes to our retirement plans whereby certain employees transitioned in 2016 to a company-funded defined contribution retirement savings plan. The lower amortization of actuarial losses reflects actuarial gains in 2015 resulting from the year-end discount rate increasing from 3.9% to 4.2%. In 2014, the discount rate decreased to 3.9% from 4.8% resulting in actuarial losses.

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

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2016	2015	2016	2015
Allocated to business segments	($1,171)	($1,099)	($497)	($466)
Other unallocated items and eliminations	79	(209)	34	(57)
Total	($1,092)	($1,308)	($463)	($523)
The unallocated pension costs recognized in earnings was a benefit of $79 million and $34 million for the six and three months ended June 30, 2016 compared with expense of $209 million and $57 million for the same periods in 2015. The 2016 benefits reflect the difference between the higher segment allocation compared to the U.S. GAAP net periodic pension costs recognized in earnings in the current period. The 2015 unallocated expense reflects the amortization of pension costs capitalized as inventory in prior years.
Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Earnings/(loss) from operations	$1,369	$3,702	($419)	$1,683
Other income, net	39	3	13	15
Interest and debt expense	(146)	(136)	(73)	(75)
Earnings/(loss) from operations	1,262	3,569	(479)	1,623
Income tax (expense)/benefit	(277)	(1,123)	245	(513)
Net earnings/(loss) from continuing operations	$985	$2,446	($234)	$1,110
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

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2016	2015	Change	2016	2015	Change
Cost of sales	$41,422	$39,846	$1,576	$22,325	$21,350	$975
Cost of sales as a % of Revenues	87.4%	85.3%	2.1%	90.2%	87.0%	3.2%
Cost of sales for the six months ended June 30, 2016 increased by $1,576 million, or 4%, compared with the same period in 2015. Cost of sales at Commercial Airplanes increased by $886 million, or 3% and increased at BDS by $670 million, or 6%. Cost of sales as a percentage of revenue was approximately 87.4% in the six months ended June 30, 2016 compared with approximately 85.3% in the same period in 2015 primarily driven by the 747 charges.
Cost of sales for the three months ended June 30, 2016 increased by $975 million, or 5%, compared with the same period in 2015. Cost of sales at Commercial Airplanes increased by $1,462 million, or 10% while BDS decreased by $419 million, or 6%. Cost of sales as a percentage of revenue was approximately 90.2% in the three months ended June 30, 2016 compared with approximately 87.0% in the same period in 2015 primarily driven by the 747 charges, partially offset by lower KC-46A Tanker charges.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Commercial Airplanes	$2,548	$1,097	$1,877	$554
Defense, Space & Security	521	474	263	250
Other	(25)	(2)	(13)	(4)
Total	$3,044	$1,569	$2,127	$800
Research and development expense for the six and three months ended June 30, 2016 increased by $1,475 million and $1,327 million compared with the same periods in 2015 primarily due to the reclassification of $1,235 million of costs from inventory in the second quarter of 2016 related to the fourth and fifth 787 flight test aircraft and higher spending on 777X at Commercial Airplanes.
Backlog

(Dollars in millions)	June 30 2016	December 31 2015
Total contractual backlog	$462,990	$476,595
Unobligated backlog	9,206	12,704
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the six months ended June 30, 2016 compared with December 31, 2015 was primarily due to deliveries in excess of net orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog of $9,206 million at June 30, 2016 decreased from December 31, 2015 primarily due to reclassifications to contractual backlog related to incremental funding for BDS contracts, partially offset by contract awards.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. The EMD contract is currently in the certification and flight testing phases. In 2015, we began work on low rate initial production (LRIP) aircraft for the USAF and have continued production of LRIP aircraft in 2016. On May 27, 2016 the USAF announced that the date it expected to authorize LRIP aircraft had moved from June 2016 to August 2016, subject to satisfactory progress being made on EMD flight testing and other program requirements. We have achieved the relevant flight testing milestones, including successful refueling of six flight test aircraft (F-16, F/A-18, C-17, A-10, AV-8B and a receiver KC-46), and expect to meet all other program requirements necessary to support the USAF’s authorization of LRIP aircraft during August 2016.

Through 2015, we recorded reach-forward losses of $1,095 million on the EMD contract and in 2015, we recorded a reach-forward loss of $165 million related to LRIP aircraft. In the first quarter of 2016, we recorded further reach-forward losses of $243 million which included $158 million related to the EMD contract and $85 million related to LRIP aircraft. These losses are primarily driven by higher than anticipated certification and test rework and the change incorporation impact to EMD and LRIP aircraft. On May 27, 2016 it was also announced that the first tanker delivery date moved from March 2017 to August 2017 with 18 fully operational tankers to be delivered by January 2018 instead of August 2017 due to ongoing complexities associated with qualification and certification and the higher volume of change incorporation required to bring the first 18 aircraft up to certification configuration. The technical complexities and schedule delays resulted in additional charges of $573 million for reach-forward losses in the second quarter of 2016 of which $402 million related to EMD aircraft and $171 million related to LRIP aircraft. The second quarter charges are driven by costs associated with certification delays and higher costs associated with the overall revised schedule as set forth above, as well as a boom axial load issue that requires a hardware solution, and production concurrency between late-stage development testing and the initial production aircraft. As with any development program, this program remains subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays or increased costs.
We expect to meet our commitment to deliver 18 fully operational aircraft to the customer by January 2018. The contract contains production options for both LRIP aircraft and full rate production aircraft. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion.
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
Business Environment and Trends
Airline Industry Environment
Our updated 20-year forecast, published in July 2016, projects a long-term average growth rate of 4.8% per year for passenger traffic and 4.2% for cargo traffic. Based on long-term global economic growth projections of 2.9% average annual GDP growth, we project a $5.9 trillion market for approximately 39,600 new airplanes over the next 20 years.

Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Revenues	$31,855	$32,258	$17,456	$16,877
Earnings/(loss) from operations:	$60	$2,823	($973)	$1,206
Operating margins	0.2%	8.8%	(5.6)%	7.1%

(Dollars in millions)	June 30 2016	December 31 2015
Contractual backlog	$416,576	$431,408
Unobligated backlog	282	216
Revenues
Revenues for the six months ended June 30, 2016 decreased by $403 million, or 1% compared with the same period in 2015 primarily due to lower 747 deliveries and delivery mix, partially offset by 787-9 volume. Revenues for the three months ended June 30, 2016 increased by $579 million, or 3% compared with the same period in 2015 primarily due to higher volume and mix.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	777	787	Total
Deliveries during the first six months of 2016	248	(9)	3	5	51	68	375
Deliveries during the first six months of 2015	249	(6)	9	9	50	64	381
Deliveries during the second quarter of 2016	127	(4)	2	4	28	38	199
Deliveries during the second quarter of 2015	128	(3)	5	4	26	34	197
Cumulative deliveries as of 6/30/2016	5,961		1,522	1,088	1,412	431
Cumulative deliveries as of 12/31/2015	5,713		1,519	1,083	1,361	363
*     Intercompany deliveries identified by parentheses
Earnings From Operations
Earnings from operations for the six months ended June 30, 2016 decreased by $2,763 million compared with the same period in 2015. The decrease in earnings and operating margins is primarily due to a reach-forward loss of $1,258 million on the 747 program, higher research and development costs of $1,451 million as well as delivery mix. Research and development costs reflect the reclassification from inventory to research and development expense of $1,235 million related to the fourth and fifth 787 flight test aircraft and higher planned costs related to the 777X program. Earnings include reach-forward losses related to the KC-46A Tanker of $516 million in the six months ended June 30, 2016 compared with $513 million in the comparable period of 2015.
Earnings from operations for the three months ended June 30, 2016 decreased by $2,179 million compared with the same period in 2015 primarily due to higher research and development expense of $1,323 million and an additional reach-forward loss of $1,188 million on the 747 program, partially offset by lower KC-46A Tanker charges. Research and development expenses reflect costs of $1,235 million related to the 787 flight test aircraft and higher planned 777X costs. Earnings include reach-forward losses related to the KC-46A Tanker of $354 million in the second quarter of 2016 compared with $513 million in the second quarter of 2015.

Backlog
The decrease in contractual backlog during the six months ended June 30, 2016 was due to deliveries in excess of net orders.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 6/30/2016	737	747*	767	777	777X	787
Program accounting quantities	8,800	1,555	1,159	1,650	**	1,300
Undelivered units under firm orders	4,385	21	82	175	306	724
Cumulative firm orders	10,346	1,543	1,170	1,587	306	1,155

	Program
As of 12/31/2015	737	747	767	777	777X	787
Program accounting quantities	8,400	1,574	1,147	1,650	**	1,300
Undelivered units under firm orders	4,392	20	80	218	306	779
Cumulative firm orders	10,105	1,539	1,163	1,579	306	1,142
* At June 30, 2016, the 747 accounting quantity has 32 undelivered aircraft, including 20 that have not been sold or may be remarketed. At June 30, 2016, undelivered 747 units under firm orders include four aircraft that will be accounted for as revenues by Commercial Airplanes and as operating leases in consolidation.
** The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended June 30, 2016 and by 400 units during the six months ended June 30, 2016 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 42 per month and plan to increase to 47 per month in 2017. We plan to further increase the rate to 52 per month in 2018 and to 57 per month in 2019. First delivery of the 737 MAX is expected in 2017.
747 Program Lower-than-expected demand for large commercial passenger and freighter aircraft and slower-than-expected growth of global freight traffic have continued to drive market uncertainties, pricing pressures and fewer orders than anticipated. As a result, during the second quarter of 2016, we canceled previous plans to return to a production rate of 1.0 aircraft per month beginning in 2019, resulting in a reduction in the program accounting quantity from 1,574 to 1,555 aircraft. This reduction in the program accounting quantity, together with lower anticipated revenues from future sales and higher costs associated with producing fewer airplanes, resulted in a reach-forward loss of $1,188 million in the quarter. The adjusted program accounting quantity includes 32 undelivered aircraft, currently scheduled to be produced through 2019. We previously recognized reach-forward losses of $885 million and $70 million during the second half of 2015 and the first quarter of 2016, respectively, related to our prior decision to reduce the production rate to 0.5 per month and anticipating lower estimated revenue from future sales due to ongoing pricing and market pressures. We are currently producing at a rate of 1.0 per month, and expect to reduce the rate to 0.5 per month in September 2016. We continue to have a number of completed aircraft in inventory as well as unsold production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If we are unable to obtain sufficient orders and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material, and it is reasonably possible that we could decide to end production of the 747.

767 Program The accounting quantity for the 767 program increased by 12 units during the three months ended June 30, 2016 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes a 767 derivative to support the tanker program. We increased the combined tanker and commercial production rate from 1.5 per month to 2 per month in April of 2016. We plan to further increase the rate to 2.5 per month in the fourth quarter of 2017.
777 Program We are currently producing at a rate of 8.3 per month and plan to reduce the rate to 7 per month in 2017. In the fourth quarter of 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program During the quarter we began producing at a rate of 12 per month. We are planning a further rate increase to 14 per month by the end of the decade. First delivery of the 787-10 derivative aircraft is targeted for 2018. The accounting quantity of 1,300 units remains unchanged.
We remain focused on improving productivity and obtaining additional orders to support planned production. We continue to monitor and address challenges associated with aircraft production and assembly for both the 787-8 and 787-9, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, as well as completing and delivering early build aircraft.
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with those airplanes were included in research and development expense. We produced the fourth and fifth flight test aircraft in 2009 but have been unable to sell them at acceptable prices. The aircraft have been used extensively for flight and ground testing and we intended to begin to refurbish the aircraft in early 2017 for commercial sale based on sales activity and market interest. However, during the second quarter of 2016 we determined that firm orders for these aircraft prior to refurbishment were now unlikely, and that the Company would not invest company funds for their refurbishment. The Company also determined the costs to refurbish the aircraft at a future date would be prohibitively expensive. We have therefore determined that the aircraft are not commercially saleable, and accordingly, costs of $1,235 million associated with these aircraft were reclassified from 787 program inventory to research and development expense. We have firm orders for the eight remaining undelivered early build aircraft and plan to complete retrofitting them by the end of 2017.
The combination of production challenges, change incorporation on early build aircraft, schedule delays, customer and supplier impacts and changes to price escalation factors has created significant pressure on program profitability and we continue to have near breakeven gross margins. If risks related to these challenges, together with risks associated with planned production rate increases and productivity improvements, supply chain management or introducing or manufacturing the 787-10 derivative as scheduled cannot be mitigated, the program could face further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
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
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Revenues	$15,130	$14,253	$7,174	$7,544
Earnings from operations	$1,415	$1,289	$593	$546
Operating margins	9.4%	9.0%	8.3%	7.2%

(Dollars in millions)	June 30 2016	December 31 2015
Contractual backlog	$46,414	$45,187
Unobligated backlog	8,924	12,488
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

Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
F/A-18 Models	14	20	6	9
F-15 Models	7	5	3	4
C-17 Globemaster III	4	3	1	2
CH-47 Chinook (New)	10	21	7	15
CH-47 Chinook (Renewed)	16	5	7	1
AH-64 Apache (New)	15	12	8	6
AH-64 Apache (Remanufactured)	18	23	7	13
P-8 Models	9	6	5	4
C-40A		1
Total	93	96	44	54
Revenues
BDS revenues for the six months ended June 30, 2016 increased by $877 million compared with the same period in 2015 due to higher revenues of $564 million and $438 million in the GS&S and BMA segments, partially offset by lower revenues of $125 million in the N&SS segment.
BDS revenues for the three months ended June 30, 2016 decreased by $370 million compared with the same period in 2015 due to lower revenues of $495 million and $128 million in the BMA and N&SS segments, partially offset by higher revenues of $253 million in the GS&S segment.
Earnings From Operations
BDS earnings from operations for the six months ended June 30, 2016 increased by $126 million compared with the same period in 2015 due to higher earnings of $129 million and $14 million in the BMA and GS&S segments, partially offset by lower earnings of $17 million in the N&SS segment.
BDS earnings from operations for the three months ended June 30, 2016 increased by $47 million compared with the same period in 2015 due to higher earnings of $54 million in the BMA segment, partially offset by lower earnings of $9 million in the GS&S segment.
Backlog
BDS total backlog was $55,338 million at June 30, 2016, reflecting a decrease of 4% from December 31, 2015. For further details on the changes between periods, refer to the discussions of the individual segments below.
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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the six months ended June 30, 2016 and 2015, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts decreased Earnings from operations by $71 million and $81 million. For the three months ended June 30, 2016 and 2015 net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts decreased Earnings from operations by $149 million and $211 million.
Boeing Military Aircraft
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Revenues	$6,638	$6,200	$2,979	$3,474
Earnings from operations	$509	$380	$175	$121
Operating margins	7.7%	6.1%	5.9%	3.5%

(Dollars in millions)	June 30 2016	December 31 2015
Contractual backlog	$22,579	$19,947
Unobligated backlog	3,297	7,141
Revenues
BMA revenues for the six months ended June 30, 2016 increased by $438 million compared with the same period in 2015 primarily due to higher revenues of $908 million related to timing and mix of deliveries on the F-15 and C-17 programs, higher volume primarily on the JDAM program and a cumulative catch-up adjustment on the F-15 program resulting from contract definitization. These increases were partially offset by lower proprietary volume, lower F/A-18 deliveries and mix of deliveries on the CH-47 Chinook program.
BMA revenues for the three months ended June 30, 2016 decreased by $495 million compared with the same period in 2015 primarily due to lower revenues of $576 million related to timing and mix of deliveries on the C-17 and CH-47 Chinook programs and mix of deliveries on the P-8 programs, partially offset by higher volume and mix on the F-15 programs.
Earnings From Operations
BMA earnings from operations for the six months ended June 30, 2016 increased by $129 million compared with the same period in 2015 primarily due to higher volume and mix on the F-15 programs. BMA recorded charges of $300 million in the six months ended June 30, 2016 and $322 million in the six months ended June 30, 2015 on the KC-46A Tanker program. Net unfavorable cumulative contract catch-up adjustments were $30 million higher in the six months ended June 30, 2016 than in the same period in 2015.

BMA earnings from operations for the three months ended June 30, 2016 increased by $54 million compared with the same period in 2015 primarily due to $103 million in lower charges on the KC-46A Tanker program, partially offset by lower deliveries and mix on the C-17 program. BMA recorded charges of $219 million in the second quarter of 2016 and $322 million in the second quarter of 2015 on the KC-46A Tanker program. Net unfavorable cumulative contract catch-up adjustments were $82 million lower in the three months ended June 30, 2016 than in the same period in 2015 primarily driven by lower KC-46A Tanker charges.
Backlog
BMA total backlog of $25,876 million at June 30, 2016 decreased by 4% from December 31, 2015, reflecting revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for the Apache, P-8 and weapons programs.
Additional Considerations
F/A-18 See the discussions of the F/A-18 program in Note 8 to our Condensed Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 35.
Network & Space Systems
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Revenues	$3,545	$3,670	$1,810	$1,938
Earnings from operations	$301	$318	$153	$151
Operating margins	8.5%	8.7%	8.5%	7.8%

(Dollars in millions)	June 30 2016	December 31 2015
Contractual backlog	$6,948	$7,368
Unobligated backlog	5,239	4,979
Revenues
N&SS revenues for the six months ended June 30, 2016 decreased by $125 million compared with the same period in 2015 primarily due to lower revenue of $187 million related to lower volume on proprietary and several Electronic and Information Solutions programs, partially offset by higher volume on the SLS program.
N&SS revenues for the three months ended June 30, 2016 decreased by $128 million compared with the same period in 2015 primarily due to lower revenue of $147 million related to lower volume on proprietary programs and lower revenue on development programs, partially offset by higher volume on the SLS program.
Earnings From Operations
N&SS earnings from operations for the six months ended June 30, 2016 decreased by $17 million compared with the same period in 2015 primarily due to lower performance on development programs, partially offset by higher performance on several commercial satellite programs and higher earnings related to our United Launch Alliance (ULA) joint venture. Net unfavorable cumulative contract catch-up adjustments were $11 million lower in the six months ended June 30, 2016 than in the same period in 2015.
N&SS earnings from operations for the three months ended June 30, 2016 increased by $2 million compared with the same period in 2015 primarily due to higher earnings related to our ULA joint venture, offset by lower performance on development programs. Net unfavorable cumulative contract catch-up adjustments were $10 million higher in the three months ended June 30, 2016 than in the same period in 2015.
N&SS earnings from operations include equity earnings of $129 million and $88 million for the six and three months ended June 30, 2016 compared to $86 million and $26 million for the same periods in 2015 primarily from our ULA joint venture. ULA earnings in 2016 are higher compared with comparable periods in 2015, primarily due to launch timing and favorable cumulative contract catch-up adjustments.
Backlog
N&SS total backlog was $12,187 million at June 30, 2016 and was consistent with December 31, 2015 primarily due to revenue recognized on contracts awarded in prior years offset by current year contract awards for SLS, missile defense and government satellite programs.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 4, 8 and 9 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 7 to our Condensed Consolidated Financial Statements.
Global Services & Support
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Revenues	$4,947	$4,383	$2,385	$2,132
Earnings from operations	$605	$591	$265	$274
Operating margins	12.2%	13.5%	11.1%	12.9%

(Dollars in millions)	June 30 2016	December 31 2015
Contractual backlog	$16,887	$17,872
Unobligated backlog	388	368
Revenues
GS&S revenues for the six months ended June 30, 2016 increased by $564 million compared with the same period in 2015 primarily due to higher revenues of $552 million related to higher volume in several Aircraft Modernization & Sustainment (AM&S) and Training Systems & Government Services (TSGS) programs.
GS&S revenues for the three months ended June 30, 2016 increased by $253 million compared with the same period in 2015 primarily due to higher volume in several AM&S programs.
Earnings From Operations
GS&S earnings from operations for the six months ended June 30, 2016 increased by $14 million compared with the same period in 2015 primarily due to higher volume and performance in several AM&S programs, partially offset by lower volume and performance in several Integrated Logistics (IL) programs. Net favorable cumulative contract catch-up adjustments were $29 million higher in the six months ended June 30, 2016 than in the same period in 2015 primarily driven by higher favorable adjustments on the C-17 support programs.

GS&S earnings from operations for the three months ended June 30, 2016 decreased $9 million compared with the same period in 2015 primarily due to lower performance in several IL programs, partially offset by higher volume in several AM&S programs. Net favorable cumulative contract catch-up adjustments were $10 million lower in the three months ended June 30, 2016 than in the same period in 2015.
Backlog
GS&S total backlog was $17,275 million at June 30, 2016, reflecting a decrease of 5% from December 31, 2015 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards including C-17 support programs.
Boeing Capital
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Revenues	$148	$201	$84	$115
Earnings from operations	$23	$31	$18	$11
Operating margins	16%	15%	21%	10%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the six and three months ended June 30, 2016 decreased by $53 million and $31 million compared with the same periods in 2015 primarily due to lower lease income, driven by a smaller portfolio, and lower end of lease settlement payments.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the six and three months ended June 30, 2016 decreased by $8 million and increased $7 million compared with the same periods in 2015, primarily due to lower revenues, partially offset by lower asset impairment expense.

Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2016	December 31 2015
Customer financing and investment portfolio, net	$3,044	$3,449
Other assets, primarily cash and short-term investments	733	480
Total assets	$3,777	$3,929

Other liabilities, primarily deferred income taxes	$964	$1,099
Debt, including intercompany loans	2,323	2,355
Equity	490	475
Total liabilities and equity	$3,777	$3,929

Debt-to-equity ratio	4.7-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at June 30, 2016 decreased from December 31, 2015 primarily due to portfolio run-off. At June 30, 2016 and December 31, 2015, BCC had $23 million and $49 million of assets that were held for sale or re-lease. In addition, aircraft subject to leases with a carrying value of approximately $7 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2016	2015
Net earnings/(loss)	$985	$2,446
Non-cash items	1,183	1,090
Changes in working capital	2,297	(151)
Net cash provided by operating activities	4,465	3,385
Net cash used by investing activities	(1,350)	(412)
Net cash used by financing activities	(5,809)	(5,540)
Effect of exchange rate changes on cash and cash equivalents	(3)	(9)
Net decrease in cash and cash equivalents	(2,697)	(2,576)
Cash and cash equivalents at beginning of year	11,302	11,733
Cash and cash equivalents at end of period	$8,605	$9,157
Operating Activities Net cash provided by operating activities was $4.5 billion during the six months ended June 30, 2016 compared with $3.4 billion in the same period in 2015, an increase of $1.1 billion. The year-over-year improvement primarily reflects the absence of inventory growth in 2016, partially offset by lower balances of advances and progress billings. Reductions in customer financing also contributed to the 2016 improvement. While gross inventories decreased by $3.4 billion during the six months ended June 30, 2016, the decrease was primarily driven by the reclassification of 787 flight test aircraft and the reach-forward losses recorded on our 747 program which did not affect 2016 operating cash flows. Gross inventories in the six months ended June 30, 2015 increased by $2.3 billion driven by continued investment in commercial airplane program inventory, primarily 787. Advances and progress billings balances decreased by $1.2 billion during the six months ended June 30, 2016 primarily due to lower advances at our BDS business compared with minimal change in 2015.
Investing Activities Cash used by investing activities was $1.4 billion during the six months ended June 30, 2016 compared with $0.4 billion during the same period in 2015, largely due to lower net proceeds from investments in time deposits. Net proceeds from investments during the six months ended June 30, 2016 were $0.05 billion compared with $0.8 billion in the same period in 2015. We expect capital expenditures in 2016 to be higher than 2015 due to continued investment to support growth.
Financing Activities Cash used by financing activities was $5.8 billion during the six months ended June 30, 2016 compared with $5.5 billion in the same period in 2015, primarily due to higher share repurchases and dividend payments, partially offset by higher new borrowings and lower debt repayments. During the six months ended June 30, 2016 we issued $1.3 billion of debt compared with $0.8 billion during the same period in 2015. At June 30, 2016, the recorded balance of debt was $11.0 billion of which $1.2 billion was classified as short-term. This includes $2.3 billion of debt attributable to BCC, of which $0.5 billion was classified as short-term.
During the six months ended June 30, 2016, we repurchased 43.9 million shares totaling $5.5 billion through our open market share repurchase program. In addition, $0.6 million shares were transferred to us from employees for tax withholdings. At June 30, 2016, the amount available under the share repurchase plan, announced on December 14, 2015, totaled $8.5 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the six months ended June 30, 2016, we had no commercial paper borrowings outstanding. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $17.1 billion and $16.3 billion at June 30, 2016 and December 31, 2015. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At June 30, 2016, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.

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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $590 million at June 30, 2016. For additional information, see Note 8 to our Condensed Consolidated Financial Statements.
Income Taxes As of June 30, 2016, we have $1,681 million of unrecognized tax benefits for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of certain pension and other postretirement benefit expenses that are not allocated to business segments. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to Commercial Airplanes. Pension costs allocated to BDS segments are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid. The unallocated pension costs recognized in earnings was a benefit of $79 million and $34 million for the six and three months ended June 30, 2016 compared with an expense of $209 million and $57 million for the same periods in 2015. The 2016 benefit reflects the difference between the higher segment allocation compared to the U.S. GAAP net periodic pension costs recognized in earnings in the current period. The 2015 unallocated expense reflects the amortization of pension costs capitalized as inventory in prior years. For further discussion of pension and other post retirement costs see the Management’s Discussion and Analysis on page 33 of this Form 10-Q and on page 46 of our 2015 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings/(loss), core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2016	2015	2016	2015
Revenues	$47,387	$46,692	$24,755	$24,543
Earnings/(loss) from operations, as reported	$1,369	$3,702	($419)	$1,683
Operating margins	2.9%	7.9%	(1.7)%	6.9%

Unallocated pension (income)/expense	($79)	$209	($34)	$57
Unallocated other postretirement benefit income	($84)	($66)	($35)	($27)
Unallocated pension and other postretirement benefit income/(expense)	($163)	$143	($69)	$30
Core operating earnings/(loss) (non-GAAP)	$1,206	$3,845	($488)	$1,713
Core operating margins (non-GAAP)	2.5%	8.2%	(2.0)%	7.0%

Diluted earnings/(loss) per share, as reported	$1.51	$3.46	($0.37)	$1.59
Unallocated pension (income)/expense	(0.12)	0.29	(0.05)	0.09
Unallocated other postretirement benefit income	(0.13)	(0.09)	(0.06)	(0.04)
Provision for deferred income taxes on adjustments (1)	$0.09	($0.07)	$0.04	($0.02)
Core earnings/(loss) per share (non-GAAP)	$1.35	$3.59	($0.44)	$1.62

Weighted average diluted shares (in millions)	654.9	706.6	636.3	698.9

(1)	The income tax impact is calculated using the tax rate in effect for the non-GAAP adjustments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2015.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2016 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended June 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2016 thru 4/30/2016	5,756,587	$130.67	5,740,360	$9,750
5/1/2016 thru 5/31/2016	5,719,401	131.21	5,717,137	9,000
6/1/2016 thru 6/30/2016	3,844,497	130.19	3,841,035	8,500
Total	15,320,485	$130.75	15,298,532

(1)
We purchased an aggregate of 15,298,532 shares of our common stock in the open market pursuant to our repurchase program and 21,952 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

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

THE BOEING COMPANY
(Registrant)

July 27, 2016	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller