Form 10-Q
period 2016-09-30
BOEING CO
filed 2016-10-26
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 19, 2016, there were 617,165,902 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2016

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Sales of products	$63,563	$64,408	$21,494	$23,000
Sales of services	7,722	8,133	2,404	2,849
Total revenues	71,285	72,541	23,898	25,849

Cost of products	(55,117)	(55,020)	(17,907)	(19,393)
Cost of services	(6,163)	(6,377)	(1,983)	(2,191)
Boeing Capital interest expense	(46)	(49)	(14)	(16)
Total costs and expenses	(61,326)	(61,446)	(19,904)	(21,600)
	9,959	11,095	3,994	4,249
Income from operating investments, net	220	207	69	78
General and administrative expense	(2,617)	(2,594)	(923)	(889)
Research and development expense, net	(3,901)	(2,426)	(857)	(857)
Loss on dispositions, net	(10)		(1)	(1)
Earnings from operations	3,651	6,282	2,282	2,580
Other income/(loss), net	41	(23)	2	(26)
Interest and debt expense	(227)	(203)	(81)	(67)
Earnings before income taxes	3,465	6,056	2,203	2,487
Income tax (expense)/benefit	(201)	(1,906)	76	(783)
Net earnings	$3,264	$4,150	$2,279	$1,704

Basic earnings per share	$5.09	$5.99	$3.64	$2.50

Diluted earnings per share	$5.04	$5.92	$3.60	$2.47

Cash dividends paid per share	$3.27	$2.73	$1.09	$0.91

Weighted average diluted shares (millions)	647.9	700.9	632.7	689.0
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Net earnings	$3,264	$4,150	$2,279	$1,704
Other comprehensive income, net of tax:
Currency translation adjustments	(3)	(79)	(10)	(35)
Unrealized gain on certain investments, net of tax of ($1), ($5), ($2), and ($2)	1	5	2	1
Unrealized gain/(loss) on derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($30), $78, ($7), and $41	54	(139)	13	(73)
Reclassification adjustment for losses included in net earnings, net of tax of ($32), ($28), ($8), and ($12)	58	52	15	24
Total unrealized gain/(loss) on derivative instruments, net of tax	112	(87)	28	(49)
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service (benefit)/cost included in net periodic pension cost, net of tax of $23, ($16), $8, and ($5)	(42)	29	(15)	10
Net actuarial (loss)/gain arising during the period, net of tax of $215, ($2), $0, and $15	(388)	4	(1)	(27)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($217), ($425), ($72), and ($143)	392	765	131	257
Settlements and curtailments included in net income, net of tax of ($7), ($2), $0, and $0	14	3
Pension and postretirement cost related to our equity method investments, net of tax of ($2), $0, ($1), and $0	4		2
Total defined benefit pension plans and other postretirement benefits, net of tax	(20)	801	117	240
Other comprehensive income, net of tax	90	640	137	157
Comprehensive loss related to noncontrolling interests	(1)	(2)	(1)	(1)
Comprehensive income, net of tax	$3,353	$4,788	$2,415	$1,860
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2016	December 31 2015
Assets
Cash and cash equivalents	$8,986	$11,302
Short-term and other investments	682	750
Accounts receivable, net	9,524	8,713
Current portion of customer financing, net	365	212
Inventories, net of advances and progress billings	42,680	47,257
Total current assets	62,237	68,234
Customer financing, net	3,401	3,358
Property, plant and equipment, net of accumulated depreciation of $16,752 and $16,286	12,713	12,076
Goodwill	5,128	5,126
Acquired intangible assets, net	2,488	2,657
Deferred income taxes	265	265
Investments	1,303	1,284
Other assets, net of accumulated amortization of $470 and $451	1,415	1,408
Total assets	$88,950	$94,408
Liabilities and equity
Accounts payable	$11,968	$10,800
Accrued liabilities	13,243	14,014
Advances and billings in excess of related costs	22,646	24,364
Short-term debt and current portion of long-term debt	632	1,234
Total current liabilities	48,489	50,412
Deferred income taxes	2,211	2,392
Accrued retiree health care	6,544	6,616
Accrued pension plan liability, net	18,003	17,783
Other long-term liabilities	1,729	2,078
Long-term debt	9,824	8,730
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,808	4,834
Treasury stock, at cost - 393,301,648 and 345,637,354 shares	(35,763)	(29,568)
Retained earnings	40,641	38,756
Accumulated other comprehensive loss	(12,658)	(12,748)
Total shareholders’ equity	2,089	6,335
Noncontrolling interests	61	62
Total equity	2,150	6,397
Total liabilities and equity	$88,950	$94,408
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2016	2015
Cash flows – operating activities:
Net earnings	$3,264	$4,150
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	144	141
Depreciation and amortization	1,364	1,349
Investment/asset impairment charges, net	61	124
Customer financing valuation benefit	(5)	(3)
Loss on dispositions, net	10
Other charges and credits, net	219	230
Excess tax benefits from share-based payment arrangements		(139)
Changes in assets and liabilities –
Accounts receivable	(517)	(1,202)
Inventories, net of advances and progress billings	4,334	(2,186)
Accounts payable	1,366	1,058
Accrued liabilities	82	(196)
Advances and billings in excess of related costs	(1,717)	270
Income taxes receivable, payable and deferred	(725)	824
Other long-term liabilities	(67)	40
Pension and other postretirement plans	144	1,837
Customer financing, net	(195)	45
Other	(95)	(98)
Net cash provided by operating activities	7,667	6,244
Cash flows – investing activities:
Property, plant and equipment additions	(2,014)	(1,827)
Property, plant and equipment reductions	14	24
Acquisitions, net of cash acquired		(23)
Contributions to investments	(928)	(1,341)
Proceeds from investments	956	2,169
Other	8	33
Net cash used by investing activities	(1,964)	(965)
Cash flows – financing activities:
New borrowings	1,323	761
Debt repayments	(836)	(864)
Stock options exercised	192	331
Excess tax benefits from share-based payment arrangements		139
Employee taxes on certain share-based payment arrangements	(83)	(93)
Common shares repurchased	(6,501)	(6,001)
Dividends paid	(2,084)	(1,882)
Other	(24)
Net cash used by financing activities	(8,013)	(7,609)
Effect of exchange rate changes on cash and cash equivalents	(6)	(20)
Net decrease in cash and cash equivalents	(2,316)	(2,350)
Cash and cash equivalents at beginning of year	11,302	11,733
Cash and cash equivalents at end of period	$8,986	$9,383
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2015	$5,061	$4,625	($23,298)	$36,180	($13,903)	$125	$8,790
Net earnings				4,150		(2)	4,148
Other comprehensive income, net of tax of ($400)					640		640
Share-based compensation and related dividend equivalents		154		(13)			141
Excess tax pools		141					141
Treasury shares issued for stock options exercised, net		(19)	350				331
Treasury shares issued for other share-based plans, net		(130)	51				(79)
Common shares repurchased			(6,001)				(6,001)
Cash dividends declared ($1.82 per share)				(1,248)			(1,248)
Changes in noncontrolling interests						(77)	(77)
Balance at September 30, 2015	$5,061	$4,771	($28,898)	$39,069	($13,263)	$46	$6,786

Balance at January 1, 2016	$5,061	$4,834	($29,568)	$38,756	($12,748)	$62	$6,397
Net earnings				3,264		(1)	3,263
Other comprehensive income, net of tax of ($51)					90		90
Share-based compensation and related dividend equivalents		158		(15)			143
Treasury shares issued for stock options exercised, net		(30)	222				192
Treasury shares issued for other share-based plans, net		(154)	84				(70)
Common shares repurchased			(6,501)				(6,501)
Cash dividends declared ($2.18 per share)				(1,364)			(1,364)
Balance at September 30, 2016	$5,061	$4,808	($35,763)	$40,641	($12,658)	$61	$2,150
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Revenues:
Commercial Airplanes	$48,828	$49,950	$16,973	$17,692
Defense, Space & Security:
Boeing Military Aircraft	9,898	10,237	3,260	4,037
Network & Space Systems	5,246	5,797	1,701	2,127
Global Services & Support	7,494	6,569	2,547	2,186
Total Defense, Space & Security	22,638	22,603	7,508	8,350
Boeing Capital	211	315	63	114
Unallocated items, eliminations and other	(392)	(327)	(646)	(307)
Total revenues	$71,285	$72,541	$23,898	$25,849
Earnings from operations:
Commercial Airplanes	$1,657	$4,591	$1,597	$1,768
Defense, Space & Security:
Boeing Military Aircraft	943	874	434	494
Network & Space Systems	336	563	35	245
Global Services & Support	920	874	315	283
Total Defense, Space & Security	2,199	2,311	784	1,022
Boeing Capital	36	41	13	10
Segment operating profit/(loss)	3,892	6,943	2,394	2,800
Unallocated items, eliminations and other	(241)	(661)	(112)	(220)
Earnings from operations	3,651	6,282	2,282	2,580
Other income/(loss), net	41	(23)	2	(26)
Interest and debt expense	(227)	(203)	(81)	(67)
Earnings before income taxes	3,465	6,056	2,203	2,487
Income tax (expense)/benefit	(201)	(1,906)	76	(783)
Net earnings	$3,264	$4,150	$2,279	$1,704
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2015 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform to the current period's presentation.
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
Standards Issued and Implemented
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. The standard requires excess tax benefits or deficiencies for share-based payments to be recorded in the period shares vest or settle as income tax expense or benefit, rather than within Additional paid-in capital. Cash flows related to excess tax benefits will be included in Net cash provided by operating activities and will no longer be separately classified as a financing activity. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes and provides an accounting policy election to account for forfeitures as they occur. We have elected to continue to estimate forfeitures and are not planning to change tax withholdings.
The Company prospectively adopted the standard during the three months ended June 30, 2016 effective January 1, 2016. For the nine months ended September 30, 2016, this resulted in an increase of $64 to Net earnings and $0.10 to diluted earnings per share and for the three months ended September 30, 2016, an increase of $10 to Net earnings and $0.02 to diluted earnings per share. Adoption also resulted in a $64 increase in Net cash provided by operating activities and a corresponding $64 reduction in Net cash used by financing activities for the nine months ended September 30, 2016.

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
Contract accounting is used for development and production activities predominantly by Defense, Space & Security (BDS). Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. For the nine months ended September 30, 2016 and 2015, net unfavorable cumulative catch-up adjustments to prior years' earnings, including reach-forward losses, across all contracts decreased Earnings from operations by $656 and $384 and diluted earnings per share by $0.95 and $0.38. For the three months ended September 30, 2016, net unfavorable cumulative catch-up adjustments to prior years' earnings, including reach-forward losses, across all contracts decreased Earnings from operations by $69 and diluted earnings per share by $0.11. For the three months ended September 30, 2015, net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings from operations by $210 and diluted earnings per share by $0.21.
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Net earnings	$3,264	$4,150	$2,279	$1,704
Less: earnings available to participating securities	3	5	3	3
Net earnings available to common shareholders	$3,261	$4,145	$2,276	$1,701
Basic
Basic weighted average shares outstanding	641.2	692.9	625.5	681.3
Less: participating securities	1.0	1.1	0.9	1.2
Basic weighted average common shares outstanding	640.2	691.8	624.6	680.1
Diluted
Basic weighted average shares outstanding	641.2	692.9	625.5	681.3
Dilutive potential common shares(1)	6.7	8.0	7.2	7.7
Diluted weighted average shares outstanding	647.9	700.9	632.7	689.0
Less: participating securities	1.0	1.1	0.9	1.2
Diluted weighted average common shares outstanding	646.9	699.8	631.8	687.8
Net earnings per share:
Basic	$5.09	$5.99	$3.64	$2.50
Diluted	5.04	5.92	3.60	2.47

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Performance awards	7.0	5.9	6.2	5.9
Performance-based restricted stock units	2.8	2.3	3.1	2.3
Note 3 – Income Taxes
Our effective income tax rates were 5.8% and (3.4)% for the nine and three months ended September 30, 2016 and 31.5% for the same periods in the prior year. The 2016 effective tax rates are lower than the prior year due to $440 of additional tax benefits recorded in the third quarter of 2016 related to the application of a 2012 Federal Court of Claims decision that allowed the tax basis in certain assets to be increased. Also, in the third quarter of 2016 a tax benefit of $177 was recorded as a result of the settlement of the 2011-2012 federal tax audit. Additionally, the 2016 effective tax rates include the favorable impact of the permanent reinstatement of the U.S. research and development tax credit at the end of 2015.
The total amount of unrecognized tax benefits decreased from $1,617 as of December 31, 2015 to $1,378 as of September 30, 2016 primarily due to the tax basis adjustment and settlement of the 2011-2012 federal tax audit, as discussed above.

Federal income tax audits have been settled for all years prior to 2013. The Internal Revenue Service (IRS) will begin the 2013-2014 federal tax audit in the fourth quarter of 2016. We are also subject to examination in major state and international jurisdictions for the 2001-2015 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 4 – Inventories
Inventories consisted of the following:

	September 30 2016	December 31 2015
Long-term contracts in progress	$12,459	$13,858
Commercial aircraft programs	53,113	55,230
Commercial spare parts, used aircraft, general stock materials and other	5,521	6,673
Inventory before advances and progress billings	71,093	75,761
Less advances and progress billings	(28,413)	(28,504)
Total	$42,680	$47,257
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $120 (net of advances of $253 and $310) at September 30, 2016 and December 31, 2015. See indemnifications to ULA in Note 9.
Included in inventories are capitalized precontract costs of $650 and $732 primarily related to KC-46A Tanker and C-17 at September 30, 2016 and December 31, 2015.
Commercial Aircraft Programs
At September 30, 2016 and December 31, 2015, commercial aircraft programs inventory included the following amounts related to the 787 program: $33,423 and $34,656 of work in process (including deferred production costs of $27,523 and $28,510), $2,345 and $2,551 of supplier advances, and $3,691 and $3,890 of unamortized tooling and other non-recurring costs. At September 30, 2016, $22,521 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $8,693 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
We produced the fourth and fifth flight test aircraft for the 787 program in 2009 but were unable to sell them at acceptable prices. The aircraft had been used extensively for flight and ground testing and we intended to begin to refurbish the aircraft in early 2017 for commercial sale based on sales activity and market interest. However, during the second quarter of 2016 we determined that firm orders for these aircraft prior to refurbishment were now unlikely, and that the Company would not invest company funds for their refurbishment. The Company also determined the costs to refurbish the aircraft at a future date would be prohibitively expensive. We therefore determined that the aircraft are not commercially saleable, and accordingly, costs of $1,235 associated with these aircraft were reclassified from 787 program inventory to research and development expense. The reclassification also impacted 787 deferred production costs, reducing the balance by $1,011 at June 30, 2016.

At September 30, 2016 and December 31, 2015, commercial aircraft programs inventory included the following amounts related to the 747 program: $0 and $942 of deferred production costs, net of reach-forward losses, and $298 and $377 of unamortized tooling costs. At September 30, 2016, $99 of unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $199 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. At September 30, 2016 and December 31, 2015, work in process inventory included a number of completed 747 aircraft that we expect to recover from future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,257 and $3,166 at September 30, 2016 and December 31, 2015.
Used aircraft in inventories at Commercial Airplanes totaled $224 and $267 at September 30, 2016 and December 31, 2015.
Note 5 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	September 30 2016	December 31 2015
Financing receivables:
Investment in sales-type/finance leases	$1,473	$1,620
Notes	417	256
Total financing receivables	1,890	1,876
Operating lease equipment, at cost, less accumulated depreciation of $229 and $338	1,887	1,710
Gross customer financing	3,777	3,586
Less allowance for losses on receivables	(11)	(16)
Total	$3,766	$3,570
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At September 30, 2016 and December 31, 2015, we individually evaluated for impairment customer financing receivables of $61 and $86. At September 30, 2016 and December 31, 2015, $46 and $0 was determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
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

Our financing receivable balances by internal credit rating category are shown below:

Rating categories	September 30 2016	December 31 2015
BBB	$898	$973
BB	476	536
B	470	258
CCC	46	23
Other		86
Total carrying value of financing receivables	$1,890	$1,876
At September 30, 2016, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 13%, 9% and 1%, respectively, to the exposure associated with those receivables.
Customer Financing Exposure
Customer financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and overall market conditions and may be subject to reduced valuation with market decline. Declines in collateral values could result in asset impairments, reduced finance lease income, and an increase in the allowance for losses. Our customer financing collateral is concentrated in 747-8 and out-of-production aircraft. Generally, out-of-production aircraft have experienced greater collateral value declines than in-production aircraft.
The majority of customer financing carrying values are concentrated in the following aircraft models:

	September 30 2016	December 31 2015
717 Aircraft ($353 and $372 accounted for as operating leases)	$1,314	$1,415
747-8 Aircraft ($1,094 and $916 accounted for as operating leases)	1,120	916
MD-80 Aircraft (Accounted for as sales-type finance leases)	269	314
757 Aircraft ($44 and $48 accounted for as operating leases)	251	270
767 Aircraft ($90 and $84 accounted for as operating leases)	178	185
747-400 Aircraft (Accounted for as operating leases)	170	122
777 Aircraft (Accounted for as notes)	164	23
737 Aircraft (Accounted for as operating leases)	106	115

Note 6 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2016	December 31 2015
Time deposits	$127	$456
Pledged money market funds (1)	39	38
Available-for-sale investments	541	244
Equity method investments (2)	1,211	1,230
Restricted cash (3)	27	31
Other investments	40	35
Total	$1,985	$2,034

(1)
Reflects amounts pledged in lieu of letters of credit as collateral in support of our workers’ compensation programs. These funds can become available within 30 days notice upon issuance of letters of credit.

(2)	Dividends received were $249 and $83 for the nine and three months ended September 30, 2016 and $186 and $62 during the same periods in the prior year.

(3)	Restricted to pay certain claims related to workers' compensation and life insurance premiums for certain employees.
Note 7 – Other Assets
Sea Launch
At September 30, 2016 and December 31, 2015, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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
We continue to pursue collection efforts in connection with the court judgment and continue to believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement of $147 related to our payment under the bank guarantee and $209 related to partner loans made to Sea Launch, we could incur additional charges. Our current assessment as to the collectability of these receivables takes into account the current economic conditions in Russia and Ukraine, although we will continue to monitor the situation.

Spirit AeroSystems
As of September 30, 2016 and December 31, 2015, Other assets included $140 of receivables related to indemnifications from Spirit AeroSystems, Inc. (Spirit), for costs incurred related to pension and retiree medical obligations of former Boeing employees that were subsequently employed by Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. We expect to fully recover from Spirit.
Note 8 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the nine months ended September 30, 2016 and 2015.

	2016	2015
Beginning balance – January 1	$566	$601
Reductions for payments made	(33)	(52)
Changes in estimates	43	34
Ending balance – September 30	$576	$583
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2016 and December 31, 2015, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $873 and $853.
Product Warranties
The following table summarizes product warranty activity recorded during the nine months ended September 30, 2016 and 2015.

	2016	2015
Beginning balance – January 1	$1,485	$1,504
Additions for current year deliveries	293	312
Reductions for payments made	(258)	(262)
Changes in estimates	(103)	(101)
Ending balance - September 30	$1,417	$1,453
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
Trade-in commitment agreements at September 30, 2016 have expiration dates from 2016 through 2026. At September 30, 2016, and December 31, 2015 total contractual trade-in commitments were $1,385 and $1,585. As of September 30, 2016 and December 31, 2015, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $170 and $240 and the fair value of the related trade-in aircraft was $170 and $240.
Financing Commitments
Financing commitments, which include commitments to provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns, totaled $17,425 and $16,283 as of September 30, 2016 and December 31, 2015. The estimated earliest potential funding dates for these commitments as of September 30, 2016 are as follows:

Total
October through December 2016	$567
2017	3,703
2018	3,527
2019	4,003
2020	2,399
Thereafter	3,226
$17,425
As of September 30, 2016, $15,266 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,368 and $4,968 as of September 30, 2016 and December 31, 2015.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of September 30, 2016, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 4.

F/A-18
At September 30, 2016, our backlog included 28 F/A-18 aircraft under contract with the U.S. Navy. The Consolidated Appropriations Act, 2016, passed in December 2015, funds 12 additional F/A-18 aircraft that, combined with the orders in backlog, would complete production in mid-2018. The President’s Fiscal Year 2017 Budget request submitted in February 2016 includes funding for two additional F/A-18 aircraft. In May 2016, both congressional appropriations committees included additional F/A-18s in their proposed FY17 defense funding bills. The Senate bill includes funding for 14 F/A-18s and the House bill includes funding for a total of 16 F/A-18s. On September 28, 2016, the White House approved the proposed sale of up to 40 F/A-18 aircraft to Kuwait subject to the Congressional Notification process. We are continuing to work with our U.S. customers as well as international customers to secure additional orders that would extend the program beyond 2018. Should additional orders not materialize, it is reasonably possible that we will decide to end production of the F/A-18 in 2018. We are still evaluating the full financial impact of a potential production shutdown, including any recovery that may be available from the U.S. government.
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
On September 29, 2016 a continuing resolution was enacted to fund the U.S. government through December 9, 2016. After this date, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders.
BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, Saudi F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, during 2016, we have recorded additional reach-forward losses of $816 on the KC-46A Tanker program and a charge of $162 resulting from a reach-forward loss of $38 on the Commercial Crew Program. Moreover, both of these programs remain subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays, or increased costs.

KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In August 2016, the USAF authorized LRIP lots for 7 and 12 aircraft valued at $2.8 billion. At September 30, 2016, we had approximately $298 of capitalized precontract costs and $690 of potential termination liabilities to suppliers associated with aircraft we expect USAF to authorize in the future.
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
747 Program
Lower-than-expected demand for large commercial passenger and freighter aircraft and slower-than-expected growth of global freight traffic have continued to drive market uncertainties, pricing pressures and fewer orders than anticipated. As a result, during the second quarter of 2016, we canceled previous plans to return to a production rate of 1.0 aircraft per month beginning in 2019, resulting in a reduction in the program accounting quantity from 1,574 to 1,555 aircraft. This reduction in the program accounting quantity, together with lower anticipated revenues from future sales and higher costs associated with producing fewer airplanes, resulted in a reach-forward loss of $1,188 in the second quarter. We previously recognized reach-forward losses of $885 and $70 during the second half of 2015 and the first quarter of 2016, respectively, related to the prior decision to reduce the production rate to 0.5 per month and lower estimated revenue from future sales due to ongoing pricing and market pressures. We reduced the rate from 1.0 to 0.5 per month in September 2016. The adjusted program accounting quantity includes 27 undelivered aircraft, currently scheduled to be produced through 2019. We continue to have a number of completed aircraft in inventory as well as unsold production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If we are unable to obtain sufficient orders and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material, and it is reasonably possible that we could decide to end production of the 747.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2016	December 31 2015	September 30 2016	December 31 2015	September 30 2016	December 31 2015
Contingent repurchase commitments	$1,556	$1,529	$1,544	$1,510	$9	$7
Indemnifications to ULA:
Contributed Delta program launch inventory	82	107
Contract pricing	261	261			7	7
Other Delta contracts	216	231			5	5
Credit guarantees	29	30	27	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,278 of the $1,360 of inventory that was contributed by us and has yet to consume $82. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,436 through September 30, 2016. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $63 of net indemnification payments to ULA.
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
Credit Guarantees We have issued credit guarantees, principally to facilitate the sale and/or financing of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor or certain specified services are not performed. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit guarantees are collateralized by the underlying commercial aircraft and certain other assets. Current outstanding credit guarantees expire within the next four years.
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

Note 11 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2016	2015	2016	2015
Service cost	$488	$1,325	$162	$441
Interest cost	2,287	2,242	761	748
Expected return on plan assets	(2,998)	(3,024)	(1,000)	(1,008)
Amortization of prior service costs	29	147	9	49
Recognized net actuarial loss	592	1,184	198	392
Settlement/curtailment/other losses	39	194	6	83
Net periodic benefit cost	$437	$2,068	$136	$705
Net periodic benefit cost included in Earnings from operations	$1,545	$1,837	$453	$529

	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefits	2016	2015	2016	2015
Service cost	$96	$105	$32	$35
Interest cost	196	186	66	62
Expected return on plan assets	(6)	(6)	(2)	(2)
Amortization of prior service credits	(94)	(102)	(32)	(34)
Recognized net actuarial loss	17	23	5	8
Settlement and curtailment loss		9		4
Net periodic benefit cost	$209	$215	$69	$73
Net periodic benefit cost included in Earnings from operations	$213	$226	$63	$65
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

Performance Awards
On February 22, 2016, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2018. At September 30, 2016, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $344.
Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the nine and three months ended September 30, 2016 and 2015 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2015	$53	($8)	($136)	($13,812)		($13,903)
Other comprehensive income/(loss) before reclassifications	(79)	5	(139)	4		(209)
Amounts reclassified from AOCI			52	797	(2)	849
Net current period Other comprehensive income/(loss)	(79)	5	(87)	801		640
Balance at September 30, 2015	($26)	($3)	($223)	($13,011)		($13,263)

Balance at January 1, 2016	($39)		($197)	($12,512)		($12,748)
Other comprehensive income/(loss) before reclassifications	(3)	1	54	(384)		(332)
Amounts reclassified from AOCI			58	364	(2)	422
Net current period Other comprehensive income/(loss)	(3)	1	112	(20)		90
Balance at September 30, 2016	($42)	$1	($85)	($12,532)		($12,658)

Balance at June 30, 2015	$9	($4)	($174)	($13,251)		($13,420)
Other comprehensive income/(loss) before reclassifications	(35)	1	(73)	(27)		(134)
Amounts reclassified from AOCI			24	267	(2)	291
Net current period Other comprehensive income	(35)	1	(49)	240		157
Balance at September 30, 2015	($26)	($3)	($223)	($13,011)		($13,263)

Balance at June 30, 2016	($32)	($1)	($113)	($12,649)		($12,795)
Other comprehensive income/(loss) before reclassifications	(10)	2	13	1		6
Amounts reclassified from AOCI			15	116	(2)	131
Net current period Other comprehensive income/(loss)	(10)	2	28	117		137
Balance at September 30, 2016	($42)	$1	($85)	($12,532)		($12,658)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the nine months and three months ended September 30, 2015 totaling $768 and $257 (net of tax of ($427) and ($143)) and for the nine and three months ended September 30, 2016 totaling $392 and $131 (net of tax of ($217) and ($72)). These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 11.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2016	December 31 2015	September 30 2016	December 31 2015	September 30 2016	December 31 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,211	$2,727	$62	$23	($177)	($304)
Interest rate contracts	125	125	9	9
Commodity contracts	39	40	1	2	(5)	(13)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	526	436	16	4	(14)	(11)
Commodity contracts	675	725
Total derivatives	$3,576	$4,053	88	38	(196)	(328)
Netting arrangements			(52)	(23)	52	23
Net recorded balance			$36	$15	($144)	($305)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	$55	($137)	$14	($71)
Commodity contracts	(1)	(2)	(1)	(2)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(52)	(44)	(14)	(21)
Commodity contracts	(6)	(8)	(1)	(3)
Forward points recognized in Other income, net:
Foreign exchange contracts	8	8	4	1
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	2	(3)	2	(5)
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $70 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the nine and three months ended September 30, 2016 and 2015.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at September 30, 2016 was $42. At September 30, 2016, there was no collateral posted related to our derivatives.

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

	September 30, 2016			December 31, 2015
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$3,232	$3,232		$4,504	$4,504
Available-for-sale investments:
Commercial paper	168		$168	87		$87
Corporate notes	252		252	79		79
U.S. government agencies	78		78	83		83
Other	52	52		20	20
Derivatives	36		36	15		15
Total assets	$3,818	$3,284	$534	$4,788	$4,524	$264
Liabilities
Derivatives	($144)		($144)	($305)		($305)
Total liabilities	($144)		($144)	($305)		($305)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2016		2015
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$54	($31)	$271	($117)
Property, plant and equipment		(5)	8	(5)
Acquired intangible assets	12	(10)
Total	$66	($46)	$279	($122)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2016, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$54	Market approach	Aircraft value publications	$94 - $165(1) Median $133
			Aircraft condition adjustments	($79) - $0(2) Net ($79)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2016
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$9,524	$9,548		$9,548
Notes receivable, net	417	433		433
Liabilities
Debt, excluding capital lease obligations	(10,321)	(12,278)		(12,142)	(136)

	December 31, 2015
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Accounts receivable, net	$8,713	$8,705		$8,705
Notes receivable, net	255	273		273
Liabilities
Debt, excluding capital lease obligations	(9,814)	(11,292)		(11,123)	(169)
The fair value of Accounts receivable is based on current market rates for loans of the same risk and maturities. The fair values of our variable rate notes receivable that reprice frequently approximate their carrying amounts. The fair values of fixed rate notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2016 and December 31, 2015. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Commercial Airplanes	$1,768	$1,143	$991	$595
Boeing Capital	13	12	4	4
Total	$1,781	$1,155	$995	$599

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Share-based plans	($50)	($57)	($9)	($20)
Deferred compensation	(38)	(10)	(33)	38
Amortization of previously capitalized interest	(71)	(70)	(23)	(21)
Eliminations and other unallocated items	(333)	(324)	(135)	(160)
Sub-total	(492)	(461)	(200)	(163)
Pension	129	(293)	50	(84)
Postretirement	122	93	38	27
Pension and Postretirement	251	(200)	88	(57)
Total	($241)	($661)	($112)	($220)
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
Assets
Segment assets are summarized in the table below:

	September 30 2016	December 31 2015
Commercial Airplanes	$55,441	$57,253
Defense, Space & Security:
Boeing Military Aircraft	6,641	6,793
Network & Space Systems	6,062	6,307
Global Services & Support	4,127	4,567
Total Defense, Space & Security	16,830	17,667
Boeing Capital	3,686	3,492
Unallocated items, eliminations and other	12,993	15,996
Total	$88,950	$94,408
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held by Shared Services Group as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.
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
October 26, 2016

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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Revenues	$71,285	$72,541	$23,898	$25,849

GAAP
Earnings from operations	$3,651	$6,282	$2,282	$2,580
Operating margins	5.1%	8.7%	9.5%	10.0%
Effective income tax rate	5.8%	31.5%	(3.4)%	31.5%
Net earnings	$3,264	$4,150	$2,279	$1,704
Diluted earnings per share	$5.04	$5.92	$3.60	$2.47

Non-GAAP (1)
Core operating earnings	$3,400	$6,482	$2,194	$2,637
Core operating margins	4.8%	8.9%	9.2%	10.2%
Core earnings per share	$4.79	$6.11	$3.51	$2.52

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 48 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Commercial Airplanes	$48,828	$49,950	$16,973	$17,692
Defense, Space & Security	22,638	22,603	7,508	8,350
Boeing Capital	211	315	63	114
Unallocated items, eliminations and other	(392)	(327)	(646)	(307)
Total	$71,285	$72,541	$23,898	$25,849
Revenues for the nine months ended September 30, 2016 decreased by $1,256 million compared with the same period in 2015. Commercial Airplanes revenues decreased by $1,122 million primarily due to lower airplane volume. Defense, Space & Security (BDS) revenues increased by $35 million, due to higher revenues in Global Services & Support (GS&S), partially offset by lower revenues in Network & Space Systems (N&SS) and Boeing Military Aircraft (BMA).
Revenues for the three months ended September 30, 2016 decreased by $1,951 million compared with the same period in 2015. Commercial Airplanes revenues decreased by $719 million primarily due to lower volume. BDS revenues decreased $842 million, or 10%, due to lower revenues in the BMA and N&SS segments, partially offset by higher revenues in GS&S.
The change in unallocated items and eliminations primarily reflects the timing of eliminations for intercompany aircraft deliveries.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Commercial Airplanes	$1,657	$4,591	$1,597	$1,768
Defense, Space & Security	2,199	2,311	784	1,022
Boeing Capital	36	41	13	10
Unallocated pension and other postretirement benefit income/(expense)	251	(200)	88	(57)
Other unallocated items and eliminations	(492)	(461)	(200)	(163)
Earnings from operations (GAAP)	$3,651	$6,282	$2,282	$2,580
Unallocated pension and other postretirement benefit expense	(251)	200	(88)	57
Core operating earnings (Non-GAAP)	$3,400	$6,482	$2,194	$2,637
Earnings from operations for the nine months ended September 30, 2016 decreased by $2,631 million compared with the same period in 2015 due to lower earnings at Commercial Airplanes, partially offset by lower unallocated pension and postretirement expense. Commercial Airplanes earnings for the nine months ended September 30, 2016 decreased by $2,934 million due to the reach-forward losses on the 747 program of $1,258 million recorded during the first half of 2016, the reclassification of $1,235 million of 787 flight test aircraft costs, as well as lower volume and mix. During the second quarter of 2016, we reclassified $1,235 million of costs to research and development related to two 787 flight test aircraft as a result of our determination that those aircraft are no longer commercially saleable.
During the first half of 2016, we recorded reach-forward losses of $816 million on the KC-46A Tanker program of which $516 million was recorded at Commercial Airplanes and $300 million at our BMA segment. During the second quarter of 2015, we recorded KC-46A Tanker program reach-forward losses $835 million of which $513 million was recorded at Commercial Airplanes and $322 million at our BMA segment.
Earnings from operations for the three months ended September 30, 2016 decreased by $298 million. Commercial Airplanes earnings decreased $171 million primarily due to lower volume and mix, offset by lower period costs. BDS earnings from operations for the three months ended September 30, 2016 decreased by $238 million, primarily due to lower earnings in the N&SS and BMA segments, partially offset by higher earnings in the GS&S segment.
The earnings decreases for the nine and three months ended September 30, 2016 are offset by unallocated pension and other postretirement benefit income recorded in 2016 compared with expense recorded in the comparable prior year periods.
Core operating earnings for the nine months ended September 30, 2016 decreased by $3,082 million compared with the same period in 2015 primarily due to the 747 charges and the reclassification of costs related to the 787 flight test aircraft described above, as well as delivery mix at Commercial Airplanes. Core operating earnings for the three months ended September 30, 2016 decreased by $443 million due to lower earnings at N&SS and Commercial Airplanes.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Share-based plans	($50)	($57)	($9)	($20)
Deferred compensation	(38)	(10)	(33)	38
Eliminations and other unallocated items	(404)	(394)	(158)	(181)
Sub-total (included in core operating earnings*)	(492)	(461)	(200)	(163)
Pension	129	(293)	50	(84)
Postretirement	122	93	38	27
Pension and other postretirement benefit expense (excluded from core operating earnings*)	251	(200)	88	(57)
Total	($241)	($661)	($112)	($220)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 48.
The deferred compensation expense increased by $28 million and $71 million for the nine and three months ended September 30, 2016 compared with the same periods in 2015 primarily driven by changes in broad stock market conditions and our stock price.
Eliminations and other unallocated loss increased by $10 million for the nine months ended September 30, 2016 and decreased by $23 million for the three months ended September 30, 2016 compared with the same periods in 2015 primarily due to the timing of the elimination of profit on intercompany aircraft deliveries and expense allocations.
The components of net periodic benefit cost are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2016	2015	2016	2015
Service cost	$488	$1,325	$162	$441
Interest cost	2,287	2,242	761	748
Expected return on plan assets	(2,998)	(3,024)	(1,000)	(1,008)
Amortization of prior service costs	29	147	9	49
Recognized net actuarial loss	592	1,184	198	392
Settlement/curtailment/other losses	39	194	6	83
Net periodic benefit cost	$437	$2,068	$136	$705
The decrease in net periodic pension benefit cost for the nine and three months ended September 30, 2016 of $1,631 million and $569 million compared with the same periods in 2015 is primarily due to lower service costs and lower amortization of actuarial losses. The lower service costs reflect the changes to our retirement plans whereby certain employees transitioned in 2016 to a company-funded defined contribution retirement savings plan. The lower amortization of actuarial losses reflects actuarial gains in 2015 resulting from the year-end discount rate increase from 3.9% to 4.2%. In 2014, the discount rate decreased to 3.9% from 4.8% resulting in actuarial losses.

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

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2016	2015	2016	2015
Allocated to business segments	($1,674)	($1,544)	($503)	($445)
Other unallocated items and eliminations	129	(293)	50	(84)
Total	($1,545)	($1,837)	($453)	($529)
The unallocated pension costs recognized in earnings was a benefit of $129 million and $50 million for the nine and three months ended September 30, 2016 compared with expense of $293 million and $84 million for the same periods in 2015. The 2016 benefits reflect the difference between the higher segment allocation compared to the U.S. GAAP net periodic pension costs recognized in earnings in the current period. The 2015 unallocated expense reflects the amortization of pension costs capitalized as inventory in prior years.
Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Earnings from operations	$3,651	$6,282	$2,282	$2,580
Other income/(loss), net	41	(23)	2	(26)
Interest and debt expense	(227)	(203)	(81)	(67)
Earnings from operations	3,465	6,056	2,203	2,487
Income tax (expense)/benefit	(201)	(1,906)	76	(783)
Net earnings from continuing operations	$3,264	$4,150	$2,279	$1,704
For discussion related to Income Taxes, see Note 3 to our Condensed Consolidated Financial Statements.
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

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2016	2015	Change	2016	2015	Change
Cost of sales	$61,326	$61,446	($120)	$19,904	$21,600	($1,696)
Cost of sales as a % of Revenues	86.0%	84.7%	1.3%	83.3%	83.6%	(0.3)%
Cost of sales for the nine months ended September 30, 2016 decreased by $120 million compared with the same period in 2015, primarily due to lower volume, partially offset by the 747 reach-forward loss at Commercial Airplanes. Cost of sales as a percentage of revenue was approximately 86.0% in the nine months ended September 30, 2016 compared with approximately 84.7% in the same period in 2015 primarily driven by the 747 charges recorded in the second quarter of 2016.
Cost of sales for the three months ended September 30, 2016 decreased by $1,696 million, or 8%, compared with the same period in 2015. Cost of sales at Commercial Airplanes decreased by $610 million, or 4% while BDS decreased by $581 million, or 9%, primarily due to lower volume. Cost of sales as a percentage of revenue was approximately 83.3% in the three months ended September 30, 2016 compared with approximately 83.6% in the same period in 2015.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Commercial Airplanes	$3,194	$1,713	$646	$616
Defense, Space & Security	750	715	229	241
Other	(43)	(2)	(18)
Total	$3,901	$2,426	$857	$857
Research and development expense for the nine months ended September 30, 2016 increased by $1,475 million compared with the same period in 2015 primarily due to the reclassification of $1,235 million of costs from inventory in the second quarter of 2016 related to the fourth and fifth 787 flight test aircraft and higher spending on 777X at Commercial Airplanes.
Backlog

(Dollars in millions)	September 30 2016	December 31 2015
Total contractual backlog	$448,883	$476,595
Unobligated backlog	13,115	12,704
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the nine months ended September 30, 2016 compared with December 31, 2015 was primarily due to deliveries in excess of net orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog of $13,115 million at September 30, 2016 increased from December 31, 2015 primarily due to contract awards, partially offset by reclassifications to contractual backlog related to BDS contracts.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. The EMD contract is currently in the certification and flight testing phases. In 2015, we began work on low rate initial production (LRIP) aircraft for the USAF. During the third quarter, following our achievement of key flight testing milestones, the USAF authorized two LRIP lots for 7 and 12 aircraft valued at $2.8 billion.
Through 2015, we recorded reach-forward losses of $1,260 million related to the EMD contract and LRIP aircraft. In the first quarter of 2016, we recorded further reach-forward losses of $243 million which were primarily driven by higher than anticipated certification and test rework and the change incorporation impact to EMD and LRIP aircraft. In the second quarter of 2016, technical complexities and schedule delays resulted in additional charges of $573 million for reach-forward losses. The second quarter charges were driven by costs associated with certification delays and higher costs associated with the overall revised schedule, as well as a boom axial load issue that required a hardware solution, and production concurrency between late-stage development testing and the initial production aircraft. As with any development program, this program remains subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays or increased costs.
The first tanker delivery is expected to occur in late 2017 with 18 fully operational aircraft to be delivered in early 2018. The contract contains production options for both LRIP aircraft and full rate production aircraft. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion.
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
Business Environment and Trends
Airline Industry Environment
Our updated 20-year forecast, published in July 2016, projects a long-term average growth rate of 4.8% per year for passenger traffic and 4.2% for cargo traffic. Based on long-term global economic growth projections of 2.9% average annual GDP growth, we project a $5.9 trillion market for approximately 39,600 new airplanes over the next 20 years. We continue to monitor near-term market conditions in the wide-body segment. If sufficient wide-body orders do not materialize in the next several quarters, we may consider appropriate adjustments to our production rates.
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Revenues	$48,828	$49,950	$16,973	$17,692
Earnings from operations:	$1,657	$4,591	$1,597	$1,768
Operating margins	3.4%	9.2%	9.4%	10.0%

(Dollars in millions)	September 30 2016	December 31 2015
Contractual backlog	$408,756	$431,408
Unobligated backlog	219	216

Revenues
Revenues for the nine and three months ended September 30, 2016 decreased by $1,122 million and $719 million, or 2% and 4%, compared with the same periods in 2015 primarily due to lower volume.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	†	767	777	787	Total
Deliveries during the first nine months of 2016	368	(15)	8	(3)	10	73	104	563
Deliveries during the first nine months of 2015	375	(11)	13	(1)	14	77	101	580
Deliveries during the third quarter of 2016	120	(6)	5	(3)	5	22	36	188
Deliveries during the third quarter of 2015	126	(5)	4	(1)	5	27	37	199
Cumulative deliveries as of 9/30/2016	6,081		1,527		1,093	1,434	467
Cumulative deliveries as of 12/31/2015	5,713		1,519		1,083	1,361	363
*     Intercompany deliveries identified by parentheses

†	Aircraft accounted for as revenues by Commercial Airplanes and as operating leases in consolidation identified by parentheses
Earnings From Operations
Earnings from operations for the nine months ended September 30, 2016 decreased by $2,934 million compared with the same period in 2015. The decrease in earnings and operating margins is primarily due to higher research and development costs of $1,481 million and a reach-forward loss of $1,258 million on the 747 program, as well as lower volume and mix. Research and development costs reflect the reclassification from inventory to research and development expense of $1,235 million related to the fourth and fifth 787 flight test aircraft and higher planned costs related to the 777X program. Earnings include reach-forward losses related to the KC-46A Tanker of $516 million recorded in the first half of 2016 compared with $513 million in the comparable period of 2015.
Earnings from operations for the three months ended September 30, 2016 decreased by $171 million compared with the same period in 2015 primarily due to lower volume and mix, offset by lower period costs.
Backlog
The decrease in contractual backlog during the nine months ended September 30, 2016 was due to deliveries in excess of net orders.

Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 9/30/2016	737	747*	767	777	777X	787
Program accounting quantities	9,000	1,555	1,159	1,650	**	1,300
Undelivered units under firm orders	4,350	15	96	151	306	694
Cumulative firm orders	10,431	1,542	1,189	1,585	306	1,161

	Program
As of 12/31/2015	737	747	767	777	777X	787
Program accounting quantities	8,400	1,574	1,147	1,650	**	1,300
Undelivered units under firm orders	4,392	20	80	218	306	779
Cumulative firm orders	10,105	1,539	1,163	1,579	306	1,142
* At September 30, 2016, the 747 accounting quantity has 27 undelivered aircraft, including 20 that have not been sold or may be remarketed.
** The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended September 30, 2016 and by 600 units during the nine months ended September 30, 2016 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 42 per month and plan to increase to 47 per month in 2017. We plan to further increase the rate to 52 per month in 2018 and to 57 per month in 2019. First delivery of the 737 MAX is expected in 2017.
747 Program Lower-than-expected demand for large commercial passenger and freighter aircraft and slower-than-expected growth of global freight traffic have continued to drive market uncertainties, pricing pressures and fewer orders than anticipated. As a result, during the second quarter of 2016, we canceled previous plans to return to a production rate of 1.0 aircraft per month beginning in 2019, resulting in a reduction in the program accounting quantity from 1,574 to 1,555 aircraft. This reduction in the program accounting quantity, together with lower anticipated revenues from future sales and higher costs associated with producing fewer airplanes, resulted in a reach-forward loss of $1,188 million in the second quarter. We previously recognized reach-forward losses of $885 million and $70 million during the second half of 2015 and the first quarter of 2016, respectively, related to our prior decision to reduce the production rate to 0.5 per month and anticipating lower estimated revenue from future sales due to ongoing pricing and market pressures. We reduced the rate from 1.0 to 0.5 per month in September 2016. The adjusted program accounting quantity includes 27 undelivered aircraft, currently scheduled to be produced through 2019. We continue to have a number of completed aircraft in inventory as well as unsold production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If we are unable to obtain sufficient orders and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material, and it is reasonably possible that we could decide to end production of the 747.
767 Program The accounting quantity for the 767 program increased by 12 units during the nine months ended September 30, 2016 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes a 767 derivative to support the tanker program. We increased the combined tanker and commercial production rate from 1.5 per month to 2 per month in April of 2016. We plan to further increase the rate to 2.5 per month in the fourth quarter of 2017.

777 Program We are currently producing at a rate of 8.3 per month and plan to reduce the rate to 7 per month in 2017. In the fourth quarter of 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program During the second quarter of 2016, we began producing at a rate of 12 per month. We are planning a further rate increase to 14 per month by the end of the decade. First delivery of the 787-10 derivative aircraft is targeted for 2018. The accounting quantity of 1,300 units remains unchanged.
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
During 2009, we concluded that the first three flight-test 787 aircraft could not be sold as previously anticipated due to the inordinate amount of rework and unique and extensive modifications made to those aircraft. As a result, costs associated with those airplanes were included in research and development expense. We produced the fourth and fifth flight test aircraft in 2009 but have been unable to sell them at acceptable prices. The aircraft have been used extensively for flight and ground testing and we intended to begin to refurbish the aircraft in early 2017 for commercial sale based on sales activity and market interest. However, during the second quarter of 2016 we determined that firm orders for these aircraft prior to refurbishment were now unlikely, and that the Company would not invest company funds for their refurbishment. The Company also determined the costs to refurbish the aircraft at a future date would be prohibitively expensive. We have therefore determined that the aircraft are not commercially saleable, and accordingly, costs of $1,235 million associated with these aircraft were reclassified from 787 program inventory to research and development expense during the second quarter of 2016. We have firm orders for the six remaining undelivered early build aircraft and plan to complete retrofitting them by the end of 2017.
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
On September 29, 2016 a continuing resolution was enacted to fund the U.S. government through December 9, 2016. After this date, if Congress is unable to pass appropriations bills in a timely manner, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders.
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Revenues	$22,638	$22,603	$7,508	$8,350
Earnings from operations	$2,199	$2,311	$784	$1,022
Operating margins	9.7%	10.2%	10.4%	12.2%

(Dollars in millions)	September 30 2016	December 31 2015
Contractual backlog	$40,127	$45,187
Unobligated backlog	12,896	12,488
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

Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
F/A-18 Models	20	28	6	8
F-15 Models	11	8	4	3
C-17 Globemaster III	4	5	0	2
CH-47 Chinook (New)	17	35	7	14
CH-47 Chinook (Renewed)	23	6	7	1
AH-64 Apache (New)	25	18	10	6
AH-64 Apache (Remanufactured)	27	33	9	10
P-8 Models	13	10	4	4
C-40A		1
Total	140	144	47	48
Revenues
BDS revenues for the nine months ended September 30, 2016 increased by $35 million compared with the same period in 2015 due to higher revenues of $925 million in the GS&S segment, partially offset by lower revenues of $551 million and $339 million in the N&SS and BMA segments.
BDS revenues for the three months ended September 30, 2016 decreased by $842 million compared with the same period in 2015 due to lower revenues of $777 million and $426 million in the BMA and N&SS segments, partially offset by higher revenues of $361 million in the GS&S segment.
Earnings From Operations
BDS earnings from operations for the nine months ended September 30, 2016 decreased by $112 million compared with the same period in 2015 due to lower earnings of $227 million in the N&SS segment, partially offset by higher earnings of $69 million and $46 million in the BMA and GS&S segments.
BDS earnings from operations for the three months ended September 30, 2016 decreased by $238 million compared with the same period in 2015 due to lower earnings of $210 million and $60 million in the N&SS and BMA segments, partially offset by higher earnings of $32 million in the GS&S segment.
Backlog
BDS total backlog was $53,023 million at September 30, 2016, reflecting a decrease of 8% from December 31, 2015. For further details on the changes between periods, refer to the discussions of the individual segments below.
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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the nine and three months ended September 30, 2016, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts decreased Earnings from operations by $127 million and $56 million. For the nine months and three months ended September 30, 2015 net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $129 million and $210 million.
Boeing Military Aircraft
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Revenues	$9,898	$10,237	$3,260	$4,037
Earnings from operations	$943	$874	$434	$494
Operating margins	9.5%	8.5%	13.3%	12.2%

(Dollars in millions)	September 30 2016	December 31 2015
Contractual backlog	$20,769	$19,947
Unobligated backlog	3,793	7,141
Revenues
BMA revenues for the nine months ended September 30, 2016 decreased by $339 million compared with the same period in 2015 primarily due to lower revenues of $720 million related to fewer C-17 deliveries and timing and mix of deliveries on the CH-47 Chinook and F/A-18 programs. These decreases were partially offset by higher volume on the JDAM and Harpoon programs as well as timing and mix of deliveries on the F-15 program.
BMA revenues for the three months ended September 30, 2016 decreased by $777 million compared with the same period in 2015 primarily due to lower revenues of $932 million related to fewer C-17 deliveries and the absence of a cumulative catch-up adjustment recorded in the third quarter of 2015 resulting from F-15 contract negotiations. These decreases were partially offset by higher revenues related to timing and mix of deliveries on the Apache program.
Earnings From Operations
BMA earnings from operations for the nine months ended September 30, 2016 increased by $69 million compared with the same period in 2015 primarily due to higher volume and mix on the F-15 and Apache programs and lower spending on proprietary programs, partially offset by lower volume and mix on the CH-47 Chinook and C-17 programs. Net unfavorable cumulative contract catch-up adjustments were $141 million higher in the nine months ended September 30, 2016 than in the same period in 2015 primarily driven by the absence of favorable F-15 program adjustments recorded in the third quarter of 2015.

BMA earnings from operations for the three months ended September 30, 2016 decreased by $60 million compared with the same period in 2015 primarily due to fewer C-17 deliveries. Net favorable cumulative contract catch-up adjustments were $111 million lower in the three months ended September 30, 2016 than in the same period in 2015 primarily driven by the absence of favorable F-15 program adjustments recorded in the third quarter of 2015.
Backlog
BMA total backlog of $24,562 million at September 30, 2016 decreased by 9% from December 31, 2015, reflecting revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for the Apache, P-8 and weapons programs.
Additional Considerations
F/A-18 See the discussions of the F/A-18 program in Note 8 to our Condensed Consolidated Financial Statements.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 35.
Network & Space Systems
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Revenues	$5,246	$5,797	$1,701	$2,127
Earnings from operations	$336	$563	$35	$245
Operating margins	6.4%	9.7%	2.1%	11.5%

(Dollars in millions)	September 30 2016	December 31 2015
Contractual backlog	$6,517	$7,368
Unobligated backlog	7,289	4,979
Revenues
N&SS revenues for the nine months ended September 30, 2016 decreased by $551 million compared with the same period in 2015 primarily due to lower revenue related to the Commercial Crew program, lower milestone revenue on government satellite programs, and lower volume on proprietary and Electronic and Information Solutions (E&IS) programs, partially offset by higher volume on the SLS program.
N&SS revenues for the three months ended September 30, 2016 decreased by $426 million compared with the same period in 2015 due to lower revenues on the Commercial Crew program, lower volume on proprietary programs, and lower milestone revenue on commercial satellite programs.
Lower revenues on the Commercial Crew program for the nine and three months ended September 30, 2016 were largely driven by unfavorable cumulative catch-up adjustments.
Earnings From Operations
N&SS earnings from operations for the nine months ended September 30, 2016 decreased by $227 million compared with the same period in 2015 primarily due to a charge of $162 million on the Commercial Crew program, partially offset by higher earnings related to our United Launch Alliance (ULA) joint venture. Net unfavorable cumulative contract catch-up adjustments were $132 million higher in the nine months ended

September 30, 2016 than in the same period in 2015 primarily reflecting the charge on the Commercial Crew program during the three months ended September 30, 2016.
N&SS earnings from operations for the three months ended September 30, 2016 decreased by $210 million compared with the same period in 2015. This was primarily due to a Commercial Crew charge of $162 million, largely driven by delays in completion of engineering and supply chain activities, and includes $124 million reversal of cumulative earnings recorded in prior periods and $38 million reach-forward loss. Net unfavorable cumulative contract catch-up adjustments, including reach-forward losses, were $143 million higher in the three months ended September 30, 2016 than in the same period in 2015 primarily reflecting the charge on the Commercial Crew program.
N&SS earnings from operations include equity earnings of $182 million for the nine months ended September 30, 2016 compared to $140 million for the same period in 2015 primarily from our ULA joint venture, primarily due to launch timing and favorable cumulative contract catch-up adjustments.
Backlog
N&SS total backlog of $13,806 million at September 30, 2016 increased by 12% compared to December 31, 2015 primarily due to current year contract awards for SLS, missile defense, and government satellite programs offset by revenue recognized on contracts awarded in prior years.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 4, 8 and 9 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 7 to our Condensed Consolidated Financial Statements.
Commercial Crew See the discussion Fixed-Price Development Contracts in Note 8 to our Condensed Consolidated Financial Statements.
Global Services & Support
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Revenues	$7,494	$6,569	$2,547	$2,186
Earnings from operations	$920	$874	$315	$283
Operating margins	12.3%	13.3%	12.4%	12.9%

(Dollars in millions)	September 30 2016	December 31 2015
Contractual backlog	$12,841	$17,872
Unobligated backlog	1,814	368
Revenues
GS&S revenues for the nine months ended September 30, 2016 increased by $925 million compared with the same period in 2015 primarily due to higher volume in several Aircraft Modernization & Sustainment (AM&S), Training Systems & Government Services (TSGS), and Integrated Logistics (IL) programs.
GS&S revenues for the three months ended September 30, 2016 increased by $361 million compared with the same period in 2015 primarily due to higher volume in several AM&S, TSGS, and IL programs.

Earnings From Operations
GS&S earnings from operations for the nine months ended September 30, 2016 increased by $46 million compared with the same period in 2015 primarily due to higher volume and performance in several AM&S programs, partially offset by lower performance on several IL programs. Net favorable cumulative contract catch-up adjustments were $17 million higher in the nine months ended September 30, 2016 than in the same period in 2015 primarily driven by higher favorable adjustments on the C-17 support programs.
GS&S earnings from operations for the three months ended September 30, 2016 increased $32 million compared with the same period in 2015 primarily due to higher volume and mix in several AM&S programs. Net favorable cumulative contract catch-up adjustments were $12 million lower in the three months ended September 30, 2016 than in the same period in 2015.
Backlog
GS&S total backlog was $14,655 million at September 30, 2016, reflecting a decrease of 20% from December 31, 2015 primarily due to revenues recognized on contracts awarded in prior years, partially offset by current year contract awards including F/A-18 and C-17 support programs.
Boeing Capital
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Revenues	$211	$315	$63	$114
Earnings from operations	$36	$41	$13	$10
Operating margins	17%	13%	21%	9%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the nine and three months ended September 30, 2016 decreased by $104 million and $51 million compared with the same periods in 2015 primarily due to lower lease income, and lower end of lease settlement payments.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the nine and three months ended September 30, 2016 decreased by $5 million and increased $3 million compared with the same periods in 2015, primarily due to lower revenues, partially offset by lower asset impairment expense.

Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2016	December 31 2015
Customer financing and investment portfolio, net	$3,660	$3,449
Other assets, primarily cash and short-term investments	237	480
Total assets	$3,897	$3,929

Other liabilities, primarily deferred income taxes	$977	$1,099
Debt, including intercompany loans	2,421	2,355
Equity	499	475
Total liabilities and equity	$3,897	$3,929

Debt-to-equity ratio	4.9-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at September 30, 2016 increased from December 31, 2015 primarily due to new volume of $919 million more than offsetting note payoffs, asset sales and portfolio run-off.
BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2016	2015
Net earnings	$3,264	$4,150
Non-cash items	1,793	1,702
Changes in working capital	2,610	392
Net cash provided by operating activities	7,667	6,244
Net cash used by investing activities	(1,964)	(965)
Net cash used by financing activities	(8,013)	(7,609)
Effect of exchange rate changes on cash and cash equivalents	(6)	(20)
Net decrease in cash and cash equivalents	(2,316)	(2,350)
Cash and cash equivalents at beginning of year	11,302	11,733
Cash and cash equivalents at end of period	$8,986	$9,383
Operating Activities Net cash provided by operating activities was $7.7 billion during the nine months ended September 30, 2016 compared with $6.2 billion in the same period in 2015, an increase of 1.5 billion. The year-over-year improvement primarily reflects lower expenditures on commercial airplane program inventory, primarily 787. Advances and progress billings balances decreased by $1.8 billion during the nine months ended September 30, 2016.
Investing Activities Cash used by investing activities was $2.0 billion during the nine months ended September 30, 2016 compared with $1.0 billion during the same period in 2015, largely due to lower net proceeds from investments in time deposits. We expect capital expenditures in 2016 to be higher than 2015 due to continued investment to support growth.

Financing Activities Cash used by financing activities was $8.0 billion during the nine months ended September 30, 2016 compared with $7.6 billion in the same period in 2015, primarily due to higher share repurchases and dividend payments, partially offset by higher new borrowings and lower debt repayments. During the nine months ended September 30, 2016 we issued $1.3 billion of debt compared with $0.8 billion during the same period in 2015. At September 30, 2016, the recorded balance of debt was $10.5 billion of which $0.6 billion was classified as short-term. This includes $2.4 billion of debt attributable to BCC, the vast majority of which was classified as long-term.
During the nine months ended September 30, 2016, we repurchased 51.4 million shares totaling $6.5 billion through our open market share repurchase program. In addition, $0.7 million shares were transferred to us from employees for tax withholdings. At September 30, 2016, the amount available under the share repurchase plan, announced on December 14, 2015, totaled $7.5 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the nine months ended September 30, 2016, we had no commercial paper borrowings outstanding. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $17.4 billion and $16.3 billion at September 30, 2016 and December 31, 2015. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At September 30, 2016, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $576 million at September 30, 2016. For additional information, see Note 8 to our Condensed Consolidated Financial Statements.
Income Taxes As of September 30, 2016, we have $1,378 million of unrecognized tax benefits for uncertain tax positions. For further discussion of income taxes, see Note 3 to our Condensed Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of certain pension and other postretirement benefit expenses that are not allocated to business segments. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to Commercial Airplanes. Pension costs allocated to BDS segments are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid. The unallocated pension costs recognized in earnings was a benefit of $129 million and $50 million for the nine and three months ended September 30, 2016 compared with an expense of $293 million and $84 million for the same periods in 2015. The 2016 benefit reflects the difference between the higher segment allocation compared to the U.S. GAAP net periodic pension costs recognized in earnings in the current period. The 2015 unallocated expense reflects the amortization of pension costs capitalized as inventory in prior years. For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 33 of this Form 10-Q and on page 46 of our 2015 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2016	2015	2016	2015
Revenues	$71,285	$72,541	$23,898	$25,849
Earnings from operations, as reported	$3,651	$6,282	$2,282	$2,580
Operating margins	5.1%	8.7%	9.5%	10.0%

Unallocated pension (income)/expense	($129)	$293	($50)	$84
Unallocated other postretirement benefit income	($122)	($93)	($38)	($27)
Unallocated pension and other postretirement benefit income/(expense)	($251)	$200	($88)	$57
Core operating earnings (non-GAAP)	$3,400	$6,482	$2,194	$2,637
Core operating margins (non-GAAP)	4.8%	8.9%	9.2%	10.2%

Diluted earnings per share, as reported	$5.04	$5.92	$3.60	$2.47
Unallocated pension (income)/expense	(0.20)	0.42	(0.08)	0.12
Unallocated other postretirement benefit income	(0.19)	(0.13)	(0.06)	(0.04)
Provision for deferred income taxes on adjustments (1)	$0.14	($0.10)	$0.05	($0.03)
Core earnings per share (non-GAAP)	$4.79	$6.11	$3.51	$2.52

Weighted average diluted shares (in millions)	647.9	700.9	632.7	689.0

(1)	The income tax impact is calculated using the tax rate in effect for the non-GAAP adjustments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2015.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2016 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the third quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended September 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2016 thru 7/31/2016	3,815,106	$131.43	3,804,589	$8,000
8/1/2016 thru 8/31/2016	3,759,466	133.23	3,753,417	7,500
9/1/2016 thru 9/30/2016	13,965	129.36		7,500
Total	7,588,537	$132.32	7,558,006

(1)
We purchased an aggregate of 7,558,006 shares of our common stock in the open market pursuant to our repurchase program and 30,532 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 14, 2015, we announced a new repurchase plan for up to $14 billion of common stock, replacing the plan previously authorized in 2014.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of The Boeing Company, as amended and restated effective October 14, 2016 (Exhibit 3.2 to the Company's Current Report on Form 8-K dated October 14, 2016).

10	Non-Employee Director Compensation.

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

31(i)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 26, 2016	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller