Form 10-K/A
period 2016-12-31
BOEING CO
filed 2017-02-10
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 1 to The Boeing Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2016 is being filed solely to file as Exhibit 99.2 information previously provided pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended.  Item 15 has been included herein to reflect the addition of Exhibit 99.2 and new certifications in 31(i) and 31(ii). No other changes have been made to the Form 10-K.  This amendment speaks as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to the original filing date.

Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements
Our consolidated financial statements are as set forth under Item 8 of the report on Form 10-K filed on February 8, 2017.

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

Management Contracts and Compensatory Plans

(viii)	Summary of Non-Employee Director Compensation (Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2016).

(ix)	Deferred Compensation Plan for Directors of The Boeing Company, as amended and restated effective January 1, 2008 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(x)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2007).

(xi)	* Incentive Compensation Plan for Employees of The Boeing Company and Subsidiaries, as amended and restated effective October 31, 2016.

(xii)	* The Boeing Company Elected Officer Annual Incentive Plan, as amended and restated effective October 31, 2016.

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

(xvi)	* Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated effective January 1, 2016.

(xvii)
Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated as of January 1, 2016 (Exhibit (10)(xvi) to the Company’s Form 10-K for the year ended December 31, 2015).

(xviii)	* The Boeing Company Executive Layoff Benefits Plan, as amended and restated effective January 1, 2017.

(xix)	The Boeing Company 2003 Incentive Stock Plan.

(a)	* Plan, as amended and restated effective October 31, 2016.

(b)	Form of Non-Qualified Stock Option Grant Notice of Terms (Exhibit (10)(xvii)(b) to the Company’s Form 10-K for the year ended December 31, 2010).

(c)	Form of Notice of Terms of Performance-Based Restricted Stock Units (Exhibit (10)(xviii)(c) to the Company’s Form 10-K for the year ended December 31, 2016).

(d)	Form of Performance Award Notice (Exhibit (10)(xviii)(d) to the Company’s Form 10-K for the year ended December 31, 2016).

(e)	Form of Notice of Terms of Restricted Stock Units (Exhibit (10)(xviii)(e) to the Company’s

Form 10-K for the year ended December 31, 2016).

(f)	Form of Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2016).

(g)	Form of Notice of Terms of Restricted Stock Units dated February 24, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2014).

(h)	Form of Notice of Terms of Restricted Stock Units dated February 23, 2015. (Exhibit (10)(xviii)(i) to the Company’s Form 10-K for the year ended December 31, 2015).

(i)	Notice of Terms of Restricted Stock Units (Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 22, 2015).

(12)	* Computation of Ratio of Earnings to Fixed Charges.

(14)	Codes of Ethics.

(i)	The Boeing Company Code of Ethical Business Conduct for Members of the Board of Directors (www.boeing.com/resources/boeingdotcom/company/general_info/pdf/conduct_for_directors.pdf).

(ii)	The Boeing Company Code of Conduct for Finance Employees (www.boeing.com/resources/boeingdotcom/company/general_info/pdf/code-of-conduct-for-finance.pdf).

(iii)	The Boeing Company Code of Conduct (www.boeing.com/resources/boeingdotcom/principles/ethics_and_compliance/pdf/english.pdf).

(21)	* List of Company Subsidiaries.

(23)	* Consent of Independent Registered Public Accounting Firm.

(31)	Section 302 Certifications.

(i)	** Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	** Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	* Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	* Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits.

1	Commercial Program Method of Accounting (Exhibit (99)(i) to the 1997 Form 10-K).

2	** Information Incorporated by Reference to the Form 10-Q for the Quarter Ended March 31, 2016.

(101)	*Interactive Data Files.

(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in the Form 10-K for the year ended December 31, 2016 filed on February 8, 2017

**	Filed herewith

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2017.

THE BOEING COMPANY
(Registrant)
By:	/s/ Robert E. Verbeck
Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller