Form 10-Q
period 2017-03-31
BOEING CO
filed 2017-04-26
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2017, there were 603,580,992 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2017

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2017	2016
Sales of products	$18,512	$19,885
Sales of services	2,464	2,747
Total revenues	20,976	22,632

Cost of products	(15,363)	(16,945)
Cost of services	(1,888)	(2,136)
Boeing Capital interest expense	(13)	(16)
Total costs and expenses	(17,264)	(19,097)
	3,712	3,535
Income from operating investments, net	81	54
General and administrative expense	(933)	(888)
Research and development expense, net	(838)	(917)
Gain on dispositions, net	2	4
Earnings from operations	2,024	1,788
Other income, net	22	26
Interest and debt expense	(87)	(73)
Earnings before income taxes	1,959	1,741
Income tax expense	(508)	(522)
Net earnings	$1,451	$1,219

Basic earnings per share	$2.36	$1.85

Diluted earnings per share	$2.34	$1.83

Cash dividends paid per share	$1.42	$1.09

Weighted average diluted shares (millions)	621.2	665.8
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2017	2016
Net earnings	$1,451	$1,219
Other comprehensive income, net of tax:
Currency translation adjustments	34	23
Unrealized gain/(loss) on certain investments, net of tax of ($1) and $1	1	(2)
Unrealized gain on derivative instruments:
Unrealized gain arising during period, net of tax of ($28) and ($32)	52	58
Reclassification adjustment for losses included in net earnings, net of tax of ($9) and ($12)	16	23
Total unrealized gain on derivative instruments, net of tax	68	81
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $16 and $7	(28)	(14)
Net actuarial gain/(loss) arising during the period, net of tax of ($1) and $181	3	(328)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($72) and ($72)	132	131
Settlements and curtailments included in net income, net of tax of $0 and ($6)		11
Pension and postretirement (cost)/benefit related to our equity method investments, net of tax of $1 and ($4)	(2)	8
Total defined benefit pension plans and other postretirement benefits, net of tax	105	(192)
Other comprehensive income/(loss), net of tax	208	(90)
Comprehensive income related to noncontrolling interests		1
Comprehensive income, net of tax	$1,659	$1,130
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2017	December 31 2016
Assets
Cash and cash equivalents	$8,190	$8,801
Short-term and other investments	1,015	1,228
Accounts receivable, net	9,335	8,832
Current portion of customer financing, net	580	428
Inventories, net of advances and progress billings	43,247	43,199
Total current assets	62,367	62,488
Customer financing, net	3,527	3,773
Property, plant and equipment, net of accumulated depreciation of $17,156 and $16,883	12,842	12,807
Goodwill	5,342	5,324
Acquired intangible assets, net	2,496	2,540
Deferred income taxes	336	332
Investments	1,319	1,317
Other assets, net of accumulated amortization of $527 and $497	1,444	1,416
Total assets	$89,673	$89,997
Liabilities and equity
Accounts payable	$11,964	$11,190
Accrued liabilities	13,332	14,691
Advances and billings in excess of related costs	24,118	23,869
Short-term debt and current portion of long-term debt	367	384
Total current liabilities	49,781	50,134
Deferred income taxes	1,339	1,338
Accrued retiree health care	5,885	5,916
Accrued pension plan liability, net	19,796	19,943
Other long-term liabilities	2,285	2,221
Long-term debt	10,432	9,568
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,604	4,762
Treasury stock, at cost - 406,468,802 and 395,109,568 shares	(38,320)	(36,097)
Retained earnings	42,165	40,714
Accumulated other comprehensive loss	(13,415)	(13,623)
Total shareholders’ equity	95	817
Noncontrolling interests	60	60
Total equity	155	877
Total liabilities and equity	$89,673	$89,997
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2017	2016
Cash flows – operating activities:
Net earnings	$1,451	$1,219
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	50	51
Depreciation and amortization	471	443
Investment/asset impairment charges, net	23	33
Customer financing valuation benefit	7	(2)
Gain on dispositions, net	(2)	(4)
Other charges and credits, net	52	84
Changes in assets and liabilities –
Accounts receivable	(769)	(1,002)
Inventories, net of advances and progress billings	(31)	(56)
Accounts payable	616	960
Accrued liabilities	(613)	(467)
Advances and billings in excess of related costs	249	(435)
Income taxes receivable, payable and deferred	495	273
Other long-term liabilities	(72)	(116)
Pension and other postretirement plans	10	79
Customer financing, net	232	276
Other	(75)	(61)
Net cash provided by operating activities	2,094	1,275
Cash flows – investing activities:
Property, plant and equipment additions	(466)	(748)
Property, plant and equipment reductions	9	11
Contributions to investments	(605)	(204)
Proceeds from investments	803	493
Other	(3)	10
Net cash used by investing activities	(262)	(438)
Cash flows – financing activities:
New borrowings	872	115
Debt repayments	(34)	(128)
Stock options exercised	174	42
Employee taxes on certain share-based payment arrangements	(107)	(76)
Common shares repurchased	(2,500)	(3,501)
Dividends paid	(868)	(717)
Net cash used by financing activities	(2,463)	(4,265)
Effect of exchange rate changes on cash and cash equivalents	20	12
Net decrease in cash and cash equivalents	(611)	(3,416)
Cash and cash equivalents at beginning of year	8,801	11,302
Cash and cash equivalents at end of period	$8,190	$7,886
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2016	$5,061	$4,834	($29,568)	$38,756	($12,748)	$62	$6,397
Net earnings				1,219		1	1,220
Other comprehensive income, net of tax of $63					(90)		(90)
Share-based compensation and related dividend equivalents		54					54
Excess tax pools		44					44
Treasury shares issued for stock options exercised, net		(8)	50				42
Treasury shares issued for other share-based plans, net		(140)	80				(60)
Common shares repurchased			(3,501)				(3,501)
Balance at March 31, 2016	$5,061	$4,784	($32,939)	$39,975	($12,838)	$63	$4,106

Balance at January 1, 2017	$5,061	$4,762	($36,097)	$40,714	($13,623)	$60	$877
Net earnings				1,451			1,451
Other comprehensive loss, net of tax of ($94)					208		208
Share-based compensation and related dividend equivalents		48					48
Treasury shares issued for stock options exercised, net		(42)	215				173
Treasury shares issued for other share-based plans, net		(164)	62				(102)
Common shares repurchased			(2,500)				(2,500)
Balance at March 31, 2017	$5,061	$4,604	($38,320)	$42,165	($13,415)	$60	$155
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2017	2016
Revenues:
Commercial Airplanes	$14,305	$14,399
Defense, Space & Security:
Boeing Military Aircraft	2,636	3,659
Network & Space Systems	1,564	1,735
Global Services & Support	2,332	2,562
Total Defense, Space & Security	6,532	7,956
Boeing Capital	92	64
Unallocated items, eliminations and other	47	213
Total revenues	$20,976	$22,632
Earnings from operations:
Commercial Airplanes	$1,215	$1,033
Defense, Space & Security:
Boeing Military Aircraft	321	334
Network & Space Systems	98	148
Global Services & Support	318	340
Total Defense, Space & Security	737	822
Boeing Capital	39	5
Segment operating profit	1,991	1,860
Unallocated items, eliminations and other	33	(72)
Earnings from operations	2,024	1,788
Other income, net	22	26
Interest and debt expense	(87)	(73)
Earnings before income taxes	1,959	1,741
Income tax expense	(508)	(522)
Net earnings	$1,451	$1,219
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2016 Annual Report on Form 10-K.
Standards Issued and Not Yet Implemented
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016 - 02, Leases (Topic 842). The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. We do not expect the new lease standard to have a material effect on our financial position, results of operations or cash flows.
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
We expect adoption of the new standard will have a material impact on our income statement and balance sheet but are unable to quantify those impacts at this time. We currently expect that most of our Defense, Space & Security (BDS) contracts that currently recognize revenue as deliveries are made or based on the attainment of performance milestones will recognize revenue under the new standard as costs are incurred. Certain military derivative aircraft contracts in our Commercial Airplane business will also recognize revenue as costs are incurred. The new standard will not change the total amount of revenue recognized on these contracts, only accelerate the timing of when the revenue is recognized. We expect a corresponding acceleration in timing of cost of sales recognition for these contracts resulting in a decrease in Inventories from long-term contracts in progress upon adoption of the new standard.
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
Contract accounting is used for development and production activities predominantly by BDS. Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net cumulative catch-up adjustments to prior years' earnings, including reach-forward losses, across all contracts were as follows:

	Three months ended March 31
	2017	2016
Increase/(Decrease) to Earnings from Operations	$32	($84)
Increase/(Decrease) to Diluted EPS	$0.04	($0.09)
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2017	2016
Net earnings	$1,451	$1,219
Less: earnings available to participating securities	2	2
Net earnings available to common shareholders	$1,449	$1,217
Basic
Basic weighted average shares outstanding	614.4	659.6
Less: participating securities	0.8	1.0
Basic weighted average common shares outstanding	613.6	658.6
Diluted
Basic weighted average shares outstanding	614.4	659.6
Dilutive potential common shares(1)	6.8	6.2
Diluted weighted average shares outstanding	621.2	665.8
Less: participating securities	0.8	1.0
Diluted weighted average common shares outstanding	620.4	664.8
Net earnings per share:
Basic	$2.36	$1.85
Diluted	2.34	1.83

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2017	2016
Performance awards	5.6	7.6
Performance-based restricted stock units	1.3	1.9
Note 3 – Income Taxes
Our effective income tax rates were 25.9% and 30.0% for the three months ended March 31, 2017 and 2016. The effective tax rate for the three months ended March 31, 2017 is lower than the comparable prior year period primarily due to higher discrete tax benefits in the first quarter of 2017. The increase in discrete tax benefits was primarily driven by excess tax benefits from share-based payments attributable to increases in the company’s stock price, in combination with the annual vesting of restricted stock units and performance-based restricted stock units and higher stock option exercises.
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

Note 4 – Inventories
Inventories consisted of the following:

	March 31 2017	December 31 2016
Long-term contracts in progress	$13,684	$12,801
Commercial aircraft programs	53,493	52,048
Commercial spare parts, used aircraft, general stock materials and other	5,410	5,446
Inventory before advances and progress billings	72,587	70,295
Less advances and progress billings	(29,340)	(27,096)
Total	$43,247	$43,199
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $120 (net of advances of $192 and $220) at March 31, 2017 and December 31, 2016. See indemnifications to ULA in Note 9.
Included in inventories are capitalized precontract costs of $728 and $729 primarily related to KC-46A Tanker and C-17 at March 31, 2017 and December 31, 2016.
Commercial Aircraft Programs
At March 31, 2017 and December 31, 2016, commercial aircraft programs inventory included the following amounts related to the 787 program: $32,374 and $32,501 of work in process (including deferred production costs of $26,992 and $27,308), $2,525 and $2,398 of supplier advances, and $3,581 and $3,625 of unamortized tooling and other non-recurring costs. At March 31, 2017, $23,606 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $6,967 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At March 31, 2017 and December 31, 2016, commercial aircraft programs inventory included $275 and $284 of unamortized tooling costs related to the 747 program. At March 31, 2017, $209 of unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $66 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. At March 31, 2017 and December 31, 2016, work in process inventory included a number of completed 747 aircraft that we expect to recover from future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,139 and $3,117 at March 31, 2017 and December 31, 2016.

Note 5 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	March 31 2017	December 31 2016
Financing receivables:
Investment in sales-type/finance leases	$1,501	$1,482
Notes	899	807
Total financing receivables	2,400	2,289
Operating lease equipment, at cost, less accumulated depreciation of $334 and $359	1,723	1,922
Gross customer financing	4,123	4,211
Less allowance for losses on receivables	(16)	(10)
Total	$4,107	$4,201
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At March 31, 2017 and December 31, 2016, we individually evaluated for impairment customer financing receivables of $57 and $55, of which $46 and $44 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
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
Our financing receivable balances by internal credit rating category are shown below:

Rating categories	March 31 2017	December 31 2016
BBB	$1,284	$1,324
BB	540	538
B	530	383
CCC	46	44
Total carrying value of financing receivables	$2,400	$2,289
At March 31, 2017, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 17.6%, 8.5% and 1.1%, respectively, to the exposure associated with those receivables.
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

The majority of customer financing carrying values are concentrated in the following aircraft models:

	March 31 2017	December 31 2016
717 Aircraft ($296 and $301 accounted for as operating leases)	$1,233	$1,282
747-8 Aircraft ($948 and $1,086 accounted for as operating leases)	1,071	1,111
MD-80 Aircraft (Accounted for as sales-type finance leases)	263	259
757 Aircraft ($42 and $43 accounted for as operating leases)	241	246
777 Aircraft ($16 and $0 accounted for as operating leases)	177	165
767 Aircraft ($80 and $85 accounted for as operating leases)	161	170
747-400 Aircraft ($82 and $149 accounted for as operating leases)	144	149
737 Aircraft ($100 and $103 Accounted for as operating leases)	105	103
Note 6 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2017	December 31 2016
Equity method investments (1)	1,242	1,242
Time deposits	446	665
Available-for-sale investments	542	537
Restricted cash & cash equivalents(2)	74	68
Other investments	30	33
Total	$2,334	$2,545

(1)	Dividends received were $96 and $49 for the three months ended March 31, 2017 and 2016.

(2)	Reflects amounts restricted in support of our workers’ compensation programs and insurance premiums.
Note 7 – Other Assets
Sea Launch
At March 31, 2017 and December 31, 2016, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The $356 includes $147 related to a payment made by us under a bank guarantee on behalf of Sea Launch and $209 related to loans (partner loans) we made to Sea Launch. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia (RSC Energia) – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners of the $147 bank guarantee payment and the $209 partner loan obligations. On May 12, 2016, the court issued a judgment in favor of Boeing relating to the bank guarantee payment and the partner loan obligations.
In December 2016, we reached an agreement which we believe will enable us to recover the outstanding receivable balance from RSC Energia over the next several years. The agreement was subject to certain contingencies which were resolved during the first quarter of 2017. We continue to pursue collection efforts against the former Ukrainian partners in connection with the court judgment and continue to believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement from the Sea Launch partners, we could incur additional charges. Our current assessment as to the collectability of these receivables takes into account the current economic conditions in Russia and Ukraine, although we will continue to monitor the situation.

Spirit AeroSystems
As of March 31, 2017 and December 31, 2016, Other assets included $143 of receivables related to indemnifications from Spirit AeroSystems, Inc. (Spirit), for costs incurred related to pension and retiree medical obligations of former Boeing employees that were subsequently employed by Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. On March 22, 2017 the court held oral argument on the cross motions for summary judgment and is expected to issue a ruling during the second quarter. We expect to fully recover from Spirit.
Note 8 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the three months ended March 31, 2017 and 2016.

	2017	2016
Beginning balance – January 1	$562	$566
Reductions for payments made	(11)	(7)
Changes in estimates	(26)	19
Ending balance – March 31	$525	$578
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2017 and December 31, 2016, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $867 and $857.
Product Warranties
The following table summarizes product warranty activity recorded during the three months ended March 31, 2017 and 2016.

	2017	2016
Beginning balance – January 1	$1,414	$1,485
Additions for current year deliveries	70	92
Reductions for payments made	(74)	(79)
Changes in estimates	(65)	(25)
Ending balance – March 31	$1,345	$1,473
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
Trade-in commitment agreements at March 31, 2017 have expiration dates from 2017 through 2026. At March 31, 2017, and December 31, 2016 total contractual trade-in commitments were $1,448 and $1,485. As of March 31, 2017 and December 31, 2016, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $160 and $126 and the fair value of the related trade-in aircraft was $160 and $126.
Financing Commitments
Financing commitments, related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $14,067 and $14,847 as of March 31, 2017 and December 31, 2016. The estimated earliest potential funding dates for these commitments as of March 31, 2017 are as follows:

Total
April through December 2017	$1,438
2018	3,528
2019	3,166
2020	1,901
2021	1,634
Thereafter	2,400
$14,067
As of March 31, 2017, all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,960 and $4,701 as of March 31, 2017 and December 31, 2016.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of March 31, 2017, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 4.
F/A-18
At March 31, 2017, our backlog included 29 F/A-18 aircraft under contract with the U.S. Navy. We have begun work or authorized suppliers to begin working on aircraft beyond those already in backlog in anticipation of future orders. At March 31, 2017, we had $43 of capitalized precontract costs and $844 of potential termination liabilities to suppliers associated with F/A-18 aircraft not yet on order.

United States Government Defense Environment Overview
In March 2017, the U.S. administration submitted a budget amendment that would add $30 billion to the Defense Department budget for government fiscal year 2017. In addition, an outline of its fiscal year 2018 budget request was released that is $52 billion or 10% higher than the caps in the Budget Control Act of 2011 (The Act). However, The Act, which mandates limits on U.S. government discretionary spending, remains in effect through fiscal year 2021. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless The Act is repealed or significantly modified.
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
BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, U.S. Air Force (USAF) KC-46A Tanker, and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, in the first quarter of 2017, we recorded an additional reach-forward loss of $142 on the KC-46A Tanker program. Moreover, this and our other fixed-price development programs remain subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays, or increased costs.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2016, the USAF authorized LRIP lots for 7 and 12 aircraft valued at $2.8 billion. In January 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. At March 31, 2017, we had approximately $288 of capitalized precontract costs and $345 of potential termination liabilities to suppliers.
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
747 Program
Lower-than-expected demand for large commercial passenger and freighter aircraft and slower-than-expected growth of global freight traffic have continued to drive market uncertainties, pricing pressures and fewer orders than anticipated. We are currently producing at a rate of 0.5 aircraft per month. The program accounting quantity includes aircraft currently scheduled to be produced through 2019. We continue to have a number of completed aircraft in inventory as well as unsold production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If we are unable to obtain sufficient orders and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material, and it is reasonably possible that we could decide to end production of the 747.
787 Program
The 787 program continued to have near breakeven gross margins. The combination of production challenges, change incorporation on early build aircraft, schedule delays, customer and supplier impacts and changes to price escalation factors has created significant pressure on program profitability. We are continuing to monitor wide-body demand and if sufficient orders do not materialize, we may consider appropriate adjustments to planned production rates. If risks related to these challenges, together with risks associated with planned production rates and productivity improvements, supply chain management, or introducing or manufacturing the 787-10 derivative as scheduled cannot be mitigated, the program could record a reach-forward loss that may be material.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016
Contingent repurchase commitments	$1,306	$1,306	$1,306	$1,306	$9	$9
Indemnifications to ULA:
Contributed Delta program launch inventory	72	77
Contract pricing	261	261			7	7
Other Delta contracts	196	216			5	5
Credit guarantees	29	29	26	27	2	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,288 of the $1,360 of inventory that was contributed by us and has yet to consume $72. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,500 through March 31, 2017. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $48 of net indemnification payments to ULA.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. In 2009, ULA filed a complaint before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of two of these missions, followed in 2011 by a subsequent notice of appeal with respect to a third mission. The USAF did not exercise an option for a fourth mission prior to the expiration of the contract. During the second quarter of 2016, the ASBCA ruled that ULA is entitled to additional contract pricing for each of the three missions and remanded to the parties to negotiate appropriate pricing. During the fourth quarter of 2016, the USAF appealed the ASBCA's ruling. In April 2017, the USAF withdrew its appeal. If ULA is ultimately unsuccessful in obtaining additional pricing, we may be responsible for an indemnification payment up to $261 and may record up to $277 in pre-tax losses associated with the three missions.
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

Note 10 – Debt
On February 16, 2017, we issued $900 of fixed rate senior notes consisting of $300 due March 1, 2022 that bear an annual interest rate of 2.125%, $300 due March 1, 2027 that bear an annual interest rate of 2.8%, and $300 due March 1, 2047 that bear an annual interest rate of 3.65%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $872, after deducting underwriting discounts, commissions and offering expenses.

Note 11 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Pension		Other Postretirement Benefits
	2017	2016	2017	2016
Service cost	$101	$163	$26	$32
Interest cost	748	764	57	65
Expected return on plan assets	(961)	(999)	(2)	(2)
Amortization of prior service (credits)/costs	(10)	10	(34)	(31)
Recognized net actuarial loss	201	197	3	6
Settlement/curtailment/other losses	1	15
Net periodic benefit cost	$80	$150	$50	$70
Net periodic benefit cost included in Earnings from operations	$334	$629	$85	$88
Note 12 – Share-Based Compensation and Other Compensation Arrangements
Restricted Stock Units
On February 27, 2017, we granted to our executives 523,835 restricted stock units (RSUs) as part of our long-term incentive program with a grant date fair value of $178.72 per unit. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date.
Performance-Based Restricted Stock Units
On February 27, 2017, we granted to our executives 492,273 performance-based restricted stock units (PBRSUs) as part of our long-term incentive program with a grant date fair value of $190.17 per unit. Compensation expense for the award is recognized over the three-year performance period based upon the grant date fair value estimated using a Monte-Carlo simulation model. The model used the following assumptions: expected volatility of 21.37% based upon historical stock volatility, a risk-free interest rate of 1.46%, and no expected dividend yield because the units earn dividend equivalents.
Performance Awards
On February 27, 2017, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2019. At March 31, 2017, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $371.

Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the three months ended March 31, 2017 and 2016 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2016	($39)		($197)	($12,512)		($12,748)
Other comprehensive income/(loss) before reclassifications	23	(2)	58	(320)		(241)
Amounts reclassified from AOCI			23	128	(2)	151
Net current period Other comprehensive income/(loss)	23	(2)	81	(192)		(90)
Balance at March 31, 2016	($16)	($2)	($116)	($12,704)		($12,838)

Balance at January 1, 2017	($143)	($2)	($127)	($13,351)		($13,623)
Other comprehensive income before reclassifications	34	1	52	1		88
Amounts reclassified from AOCI			16	104	(2)	120
Net current period Other comprehensive income	34	1	68	105		208
Balance at March 31, 2017	($109)	($1)	($59)	($13,246)		($13,415)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the three months ended March 31, 2017 and 2016 totaling $132 and $131 (net of tax of $(72) and ($72)). These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 17.

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

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,497	$2,584	$72	$34	($154)	($225)
Interest rate contracts	125	125	6	6
Commodity contracts	22	53	3	7	(8)	(5)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	470	465	18	21	(11)	(17)
Commodity contracts	729	648
Total derivatives	$3,843	$3,875	99	68	(173)	(247)
Netting arrangements			(56)	(45)	56	45
Net recorded balance			$43	$23	($117)	($202)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Three months ended March 31
	2017	2016
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	$56	$62
Commodity contracts	(4)	(4)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(15)	(21)
Commodity contracts	(1)	(2)
Forward points recognized in Other income, net:
Foreign exchange contracts	1	2
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	5	2
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $72 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the three months ended March 31, 2017 and 2016.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2017 was $38. At March 31, 2017, there was no collateral posted related to our derivatives.

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

	March 31, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,074	$2,074		$2,858	$2,858
Available-for-sale investments:
Commercial paper	118		$118	162		$162
Corporate notes	319		319	271		271
U.S. government agencies	57		57	63		63
Other	48	48		46	46
Derivatives	43		43	23		23
Total assets	$2,659	$2,122	$537	$3,423	$2,904	$519
Liabilities
Derivatives	($117)		($117)	($202)		($202)
Total liabilities	($117)		($117)	($202)		($202)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2017		2016
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$31	($11)	$40	($8)
Property, plant and equipment	9	(1)		(4)
Acquired intangible assets			12	(10)
Investments	1	(11)
Total	$41	($23)	$52	($22)
The fair value of the impaired operating lease equipment is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft. Property, plant and equipment, Acquired intangible assets and Investments were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2017, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$31	Market approach	Aircraft value publications	$58 - $73(1) Median $69
			Aircraft condition adjustments	($38) - $0(2) Net ($38)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2017
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$899	$906		$906
Liabilities
Debt, excluding capital lease obligations	(10,670)	(12,066)		(11,935)	(131)

	December 31, 2016
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$807	$803		$803
Liabilities
Debt, excluding capital lease obligations	(9,815)	(11,209)		(11,078)	(131)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2017 and December 31, 2016. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
In November 2016, we announced plans for the formation of Boeing Global Services (BGS), which will bring together certain Commercial Aviation Services businesses, currently included in the Commercial Airplanes segment, and certain BDS businesses (primarily those currently included in the Global Services & Support (GS&S) segment). We expect Boeing Global Services to be operational during the second half of 2017. We will continue to report using the existing segment structure until BGS is operational and has discrete financial information that is being provided to the Chief Operating Decision Maker.
Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

	Three months ended March 31
	2017	2016
Commercial Airplanes	$597	$428
Boeing Capital	5	5
Total	$602	$433

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Three months ended March 31
	2017	2016
Share-based plans	($21)	($23)
Deferred compensation	(50)	16
Amortization of previously capitalized interest	(31)	(30)
Eliminations and other unallocated items	(180)	(129)
Sub-total	(282)	(166)
Pension	255	45
Postretirement	60	49
Pension and Postretirement	315	94
Total	$33	($72)
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
Assets
Segment assets are summarized in the table below:

	March 31 2017	December 31 2016
Commercial Airplanes	$55,916	$55,527
Defense, Space & Security:
Boeing Military Aircraft	6,774	6,698
Network & Space Systems	6,360	6,113
Global Services & Support	4,506	4,020
Total Defense, Space & Security	17,640	16,831
Boeing Capital	4,025	4,139
Unallocated items, eliminations and other	12,092	13,500
Total	$89,673	$89,997
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held centrally as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2017, and the related condensed consolidated statements of operations, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
April 26, 2017

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

(Dollars in millions, except per share data)	Three months ended March 31
	2017	2016
Revenues	$20,976	$22,632

GAAP
Earnings from operations	$2,024	$1,788
Operating margins	9.6%	7.9%
Effective income tax rate	25.9%	30.0%
Net earnings	$1,451	$1,219
Diluted earnings per share	$2.34	$1.83

Non-GAAP (1)
Core operating earnings	$1,709	$1,694
Core operating margins	8.1%	7.5%
Core earnings per share	$2.01	$1.74

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 43 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2017	2016
Commercial Airplanes	$14,305	$14,399
Defense, Space & Security	6,532	7,956
Boeing Capital	92	64
Unallocated items, eliminations and other	47	213
Total	$20,976	$22,632
Revenues for the three months ended March 31, 2017 decreased by $1,656 million compared with the same period in 2016. Commercial Airplanes revenues decreased by $94 million primarily due to lower volume and delivery mix. Defense, Space & Security (BDS) revenues decreased by $1,424 million, due to lower revenues in all three segments.
The change in unallocated items and eliminations primarily reflects the timing of eliminations for intercompany aircraft deliveries.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Three months ended March 31
	2017	2016
Commercial Airplanes	$1,215	$1,033
Defense, Space & Security	737	822
Boeing Capital	39	5
Unallocated pension and other postretirement benefit income	315	94
Other unallocated items and eliminations	(282)	(166)
Earnings from operations (GAAP)	$2,024	$1,788
Unallocated pension and other postretirement benefit income	(315)	(94)
Core operating earnings (Non-GAAP)	$1,709	$1,694
Earnings from operations for the three months ended March 31, 2017 increased by $236 million compared with the same period in 2016, primarily due to Commercial Airplanes' earnings and higher unallocated pension income, which more than offset the impact of other unallocated items and eliminations and lower earnings at BDS.
During the first quarter of 2017, earnings from operations included reach-forward losses of $142 million related to the KC-46A Tanker program. During the first quarter of 2016, we recorded KC-46A Tanker program reach-forward losses of $243 million, and a charge of $70 million related to the 747 program at Commercial Airplanes.
Core operating earnings for the three months ended March 31, 2017 increased by $15 million compared with the same period in 2016 primarily due to higher Commercial Airplanes' and Boeing Capital (BCC) earnings, which more than offset lower earnings at BDS and other unallocated items and eliminations.
Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2017	2016
Share-based plans	($21)	($23)
Deferred compensation	(50)	16
Eliminations and other unallocated items	(211)	(159)
Sub-total (included in core operating earnings*)	(282)	(166)
Pension	255	45
Postretirement	60	49
Pension and other postretirement benefit income(excluded from core operating earnings*)	315	94
Total	$33	($72)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 43.
The deferred compensation expense increased by $66 million for the three months ended March 31, 2017 compared with the same period in 2016 primarily driven by changes in broad stock market conditions and our stock price.

Eliminations and other unallocated loss increased by $52 million for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to the timing of expense allocations and the elimination of profit on intercompany aircraft deliveries.
The components of net periodic benefit cost are shown in the following table:

(Dollars in millions)	Three months ended March 31
Pension Plans	2017	2016
Service cost	$101	$163
Interest cost	748	764
Expected return on plan assets	(961)	(999)
Amortization of prior service costs	(10)	10
Recognized net actuarial loss	201	197
Settlement/curtailment/other losses	1	15
Net periodic benefit cost	$80	$150
The decrease in net periodic pension benefit cost for the three months ended March 31, 2017 of $70 million compared with the same period in 2016 is primarily due to lower service costs due to the transition of additional employees to defined contribution retirement savings plans.
A portion of net periodic benefit cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Costs are allocated to the business segments as described in Note 11. Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Three months ended March 31
Pension Plans	2017	2016
Allocated to business segments	($589)	($674)
Unallocated items, Eliminations and other	255	45
Total	($334)	($629)
The unallocated pension costs recognized in earnings was a benefit of $255 million for the three months ended March 31, 2017 compared with $45 million for the same period in 2016. The higher benefit reflects the amortization of pension benefits capitalized as inventory in prior years.
Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2017	2016
Earnings from operations	$2,024	$1,788
Other income, net	22	26
Interest and debt expense	(87)	(73)
Earnings from operations	1,959	1,741
Income tax expense	(508)	(522)
Net earnings from continuing operations	$1,451	$1,219
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

(Dollars in millions)	Three months ended March 31
	2017	2016	Change
Cost of sales	$17,264	$19,097	($1,833)
Cost of sales as a % of Revenues	82.3%	84.4%	(2.1%)
Cost of sales for the three months ended March 31, 2017 decreased by $1,833 million compared with the same period in 2016, primarily due to lower volume. Cost of sales as a percentage of revenue was approximately 82.3% in the three months ended March 31, 2017 compared with approximately 84.4% in the same period in 2016, primarily due to lower reach-forward losses in 2017.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Three months ended March 31
	2017	2016
Commercial Airplanes	$636	$671
Defense, Space & Security	213	258
Other	(11)	(12)
Total	$838	$917
Research and development expense for the three months ended March 31, 2017 decreased by $79 million compared with the same period in 2016 primarily due to lower spending at BDS and at Commercial Airplanes on the 737 MAX and 787-10.
Backlog

(Dollars in millions)	March 31 2017	December 31 2016
Total contractual backlog	$461,549	$458,277
Unobligated backlog	17,955	15,215
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the three months ended March 31, 2017 compared with December 31, 2016 was primarily due to orders in excess of deliveries.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog of $17,955 million at March 31, 2017 increased from December 31, 2016 primarily due to contract awards, partially offset by reclassifications to contractual backlog related to BDS contracts.

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
During 2016, we recorded reach-forward losses of $1,128 million related to the EMD contract and LRIP aircraft. During the first quarter of 2017, we recorded further reach-forward losses of $142 million primarily reflecting higher estimated costs associated with certification and incorporating changes into LRIP aircraft. As with any development program, this program remains subject to additional reach-forward losses or delivery delays if we experience further production, technical or quality issues, delays in certification and/or flight testing.
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

Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Three months ended March 31
	2017	2016
Revenues	$14,305	$14,399
Earnings from operations:	$1,215	$1,033
Operating margins	8.5%	7.2%

(Dollars in millions)	March 31 2017	December 31 2016
Contractual backlog	$415,086	$416,198
Unobligated backlog	1,810	160
Revenues
Revenues for the three months ended March 31, 2017 decreased by $94 million, compared with the same period in 2016 primarily due to lower volume and delivery mix, largely offset by growth in commercial aviation services.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	†	767	777	787	Total
Deliveries during the first three months of 2017	113	(5)	1	(1)	2	21	32	169
Deliveries during the first three months of 2016	121	(5)	1		1	23	30	176
Cumulative deliveries as of 3/31/2017	6,316		1,529		1,098	1,481	532
Cumulative deliveries as of 12/31/2016	6,203		1,528		1,096	1,460	500
*     Intercompany deliveries identified by parentheses

†	Aircraft accounted for as revenues by Commercial Airplanes and as operating leases in consolidation identified by parentheses
Earnings From Operations
Earnings from operations for the three months ended March 31, 2017 increased by $182 million compared with the same period in 2016. The increase in earnings and operating margins was primarily due to improved cost performance, lower reach-forward losses, and growth in commercial aviation services, partially offset by lower volume and delivery mix.
During the three months ended March 31, 2017, Commercial Airplanes recorded reach-forward losses of $120 million related to the KC-46A Tanker program. During the comparable prior year period, reach-forward losses of $162 million and $70 million related to the KC-46A Tanker and 747 programs were recorded.
Backlog
The decrease in contractual backlog during the three months ended March 31, 2017 reflects the mix of deliveries compared with net orders. The increase in unobligated backlog was driven by Commercial Airplanes’ share of current year P-8 contract awards.

Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 3/31/2017	737	747*	767	777	777X	787
Program accounting quantities	9,200	1,555	1,159	1,625	**	1,300
Undelivered units under firm orders	4,506	23	106	124	306	679
Cumulative firm orders	10,822	1,552	1,204	1,605	306	1,211

	Program
As of 12/31/2016	737	747	767	777	777X	787
Program accounting quantities	9,000	1,555	1,159	1,625	**	1,300
Undelivered units under firm orders	4,452	28	93	136	306	700
Cumulative firm orders	10,655	1,556	1,189	1,596	306	1,200
* At March 31, 2017, the 747 accounting quantity has 25 undelivered aircraft, including 7 that have not been sold or may be remarketed.
** The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended March 31, 2017 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 42 per month and plan to increase to 47 per month in the third quarter of 2017. We plan to further increase the rate to 52 per month in 2018 and to 57 per month in 2019. First delivery of the 737 MAX is expected in the second quarter of 2017.
747 Program Lower-than-expected demand for large commercial passenger and freighter aircraft and slower-than-expected growth of global freight traffic have continued to drive market uncertainties, pricing pressures and fewer orders than anticipated. We are currently producing at a rate of 0.5 aircraft per month. The program accounting quantity includes aircraft scheduled to be produced through 2019. We continue to have a number of completed aircraft in inventory as well as unsold production positions and we remain focused on obtaining additional orders and implementing cost-reduction efforts. If we are unable to obtain sufficient orders and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material, and it is reasonably possible that we could decide to end production of the 747.
767 Program The 767 assembly line includes a 767 derivative to support the tanker program. The combined tanker and commercial production rate is currently 2 aircraft per month and we plan to increase to 2.5 per month in the third quarter of 2017.
777 Program We implemented a planned production rate decrease from 8.3 per month to 7 per month during the three months ended March 31, 2017. We plan to further reduce the rate to 5 per month in the second half of 2017 due to lower than anticipated 777 orders. In the fourth quarter of 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program We are currently producing at a rate of 12 per month and plan to increase to 14 per month by the end of the decade. First delivery of the 787-10 derivative aircraft is targeted for 2018.
We remain focused on improving productivity and obtaining additional orders to support planned production. We continue to monitor and address challenges associated with aircraft production and assembly, including management of our manufacturing operations and extended global supply chain, completion and integration of traveled work, as well as completing and delivering early build aircraft.
The combination of production challenges, change incorporation on early build aircraft, schedule delays, customer and supplier impacts and changes to price escalation factors has created significant pressure on program profitability and we continue to have near breakeven gross margins. We are continuing to monitor wide body demand and if sufficient orders do not materialize, we may consider appropriate adjustments to the planned production rate increase. If risks related to these challenges, together with risks associated with the planned production rate and productivity improvements, supply chain management or introducing or manufacturing the 787-10 derivative as scheduled cannot be mitigated, the program could face further pressures on program profitability and/or a reach-forward loss. We continue to implement mitigation plans and cost-reduction efforts to improve program profitability and address program risks.
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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview In March 2017, the U.S. administration submitted a budget amendment that would add $30 billion to the Defense Department budget for government fiscal year 2017. In addition, an outline of its fiscal year 2018 budget request was released that is $52 billion or 10% higher than the caps in the Budget Control Act of 2011 (The Act). However, The Act, which mandates limits on U.S. government discretionary spending, remains in effect through fiscal year 2021. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless The Act is repealed or significantly modified.
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
Results of Operations

(Dollars in millions)	Three months ended March 31
	2017	2016
Revenues	$6,532	$7,956
Earnings from operations	$737	$822
Operating margins	11.3%	10.3%

(Dollars in millions)	March 31 2017	December 31 2016
Contractual backlog	$46,463	$42,079
Unobligated backlog	16,145	15,055
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2017	2016
F/A-18 Models	6	8
F-15 Models	3	4
C-17 Globemaster III		3
CH-47 Chinook (New)	3	3
CH-47 Chinook (Renewed)	9	9
AH-64 Apache (New)	3	7
AH-64 Apache (Remanufactured)	13	11
P-8 Models	4	4
Total	41	49

Revenues
BDS revenues for the three months ended March 31, 2017 decreased by $1,424 million compared with the same period in 2016 due to lower revenues of $1,023 million in the BMA segment, $230 million in the GS&S segment and $171 million in the N&SS segment.
Earnings From Operations
BDS earnings from operations for the three months ended March 31, 2017 decreased by $85 million compared with the same period in 2016 due to lower earnings of $50 million in the N&SS segment, $22 million in the GS&S segment and $13 million in the BMA segment.
Backlog
BDS total backlog was $62,608 million at March 31, 2017, reflecting an increase of 10% from December 31, 2016.
For further details on the changes between periods, refer to the discussions of the individual segments below.
Additional Considerations
Our BDS business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases, the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Examples of these programs include Ground-based Midcourse Defense, Proprietary and Space Launch System programs.
Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of significant fixed-price development programs include USAF KC-46A Tanker, Commercial Crew and commercial and military satellites.
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception-to-date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the three months ended March 31, 2017 and 2016, net favorable cumulative catch-up adjustments, including reach-forward losses, across all BDS contracts increased Earnings from operations by $152 million and $78 million.

Boeing Military Aircraft
Results of Operations

(Dollars in millions)	Three months ended March 31
	2017	2016
Revenues	$2,636	$3,659
Earnings from operations	$321	$334
Operating margins	12.2%	9.1%

(Dollars in millions)	March 31 2017	December 31 2016
Contractual backlog	$23,387	$21,415
Unobligated backlog	6,578	4,026
Revenues
BMA revenues for the three months ended March 31, 2017 decreased by $1,023 million compared with the same period in 2016, primarily due to fewer C-17 deliveries, timing and mix of F-15 deliveries, as well as the absence of a favorable cumulative catch-up adjustment on the F-15 program recorded in the first quarter of 2016, resulting from contract definitization.
Earnings From Operations
BMA earnings from operations for the three months ended March 31, 2017 decreased by $13 million compared with the same period in 2016 primarily due to fewer C-17 deliveries, partially offset by lower KC-46A Tanker charges. BMA recorded charges related to the KC-46A Tanker contract of $22 million in the first quarter of 2017 compared with $81 million in the first quarter of 2016. Net favorable cumulative contract catch-up adjustments, including reach-forward losses, were $78 million in the three months ended March 31, 2017 compared with net unfavorable adjustments of $52 million in the same period in 2016, primarily driven by lower KC-46A Tanker charges and favorable CH-47 Chinook program adjustments.
Backlog
BMA total backlog of $29,965 million at March 31, 2017 increased by 18% from December 31, 2016, reflecting current year contract awards for the Apache, weapons and P-8 programs, partially offset by revenue recognized on contracts awarded in prior years.
Additional Considerations
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 32.

Network & Space Systems
Results of Operations

(Dollars in millions)	Three months ended March 31
	2017	2016
Revenues	$1,564	$1,735
Earnings from operations	$98	$148
Operating margins	6.3%	8.5%

(Dollars in millions)	March 31 2017	December 31 2016
Contractual backlog	$6,017	$5,054
Unobligated backlog	7,848	8,293
Revenues
N&SS revenues for the three months ended March 31, 2017 decreased by $171 million compared with the same period in 2016 primarily due to lower volume on the Commercial Crew program.
Earnings From Operations
N&SS earnings from operations for the three months ended March 31, 2017 decreased by $50 million compared with the same period in 2016 primarily due to lower performance on satellite programs, partially offset by higher earnings related to our United Launch Alliance (ULA) joint venture. Net unfavorable cumulative contract catch-up adjustments reduced earnings by $19 million during the three months ended March 31, 2017, primarily driven by satellite programs, compared with net favorable adjustments of $14 million in the same period in 2016.
N&SS earnings from operations include equity earnings of $76 million for the three months ended March 31, 2017 compared with $41 million for the same period in 2016 primarily from ULA due to launch timing.
Backlog
N&SS total backlog of $13,865 million at March 31, 2017 increased by 4% compared with December 31, 2016 primarily due to current year contract awards for the Space Launch Systems program, partially offset by revenue recognized on contracts awarded in prior years.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 4, 8 and 9 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 7 to our Condensed Consolidated Financial Statements.
Commercial Crew See the discussion Fixed-Price Development Contracts in Note 8 to our Condensed Consolidated Financial Statements.

Global Services & Support
Results of Operations

(Dollars in millions)	Three months ended March 31
	2017	2016
Revenues	$2,332	$2,562
Earnings from operations	$318	$340
Operating margins	13.6%	13.3%

(Dollars in millions)	March 31 2017	December 31 2016
Contractual backlog	$17,059	$15,610
Unobligated backlog	1,719	2,736
Revenues
GS&S revenues for the three months ended March 31, 2017 decreased by $230 million compared with the same period in 2016 primarily due to lower volume in several Aircraft Modernization & Sustainment (AM&S) and Training Systems & Government Services (TSGS) programs.
Earnings From Operations
GS&S earnings from operations for the three months ended March 31, 2017 decreased by $22 million compared with the same period in 2016 primarily due to lower volume and mix across the segment. Net favorable cumulative contract catch-up adjustments were $23 million lower in the three months ended March 31, 2017 than in the same period in 2016.
Backlog
GS&S total backlog was $18,778 million at March 31, 2017, reflecting an increase from December 31, 2016, primarily due to current year contract awards including F-15 and C-17 support programs, partially offset by revenue recognized on contracts awarded in prior years.
Boeing Capital
Results of Operations

(Dollars in millions)	Three months ended March 31
	2017	2016
Revenues	$92	$64
Earnings from operations	$39	$5
Operating margins	42%	8%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the three months ended March 31, 2017 increased by $28 million compared with the same period in 2016 primarily due to higher interest and lease income driven by a larger portfolio during 2017.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the three months ended March 31, 2017 increased by $34 million compared with the same period in 2016, primarily due to higher revenues and lower impairment expenses.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2017	December 31 2016
Customer financing and investment portfolio, net	$3,994	$4,109
Other assets, primarily cash and short-term investments	609	346
Total assets	$4,603	$4,455

Other liabilities, primarily deferred income taxes	$930	$1,007
Debt, including intercompany loans	3,063	2,864
Equity	610	584
Total liabilities and equity	$4,603	$4,455

Debt-to-equity ratio	5.0-to-1	4.9-to-1
BCC’s customer financing and investment portfolio at March 31, 2017 decreased from December 31, 2016 primarily due to $412 million of asset sales, note payoffs, and portfolio run-off, partially offset by new volume. BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2017	2016
Net earnings	$1,451	$1,219
Non-cash items	601	605
Changes in working capital	42	(549)
Net cash provided by operating activities	2,094	1,275
Net cash used by investing activities	(262)	(438)
Net cash used by financing activities	(2,463)	(4,265)
Effect of exchange rate changes on cash and cash equivalents	20	12
Net decrease in cash and cash equivalents	(611)	(3,416)
Cash and cash equivalents at beginning of year	8,801	11,302
Cash and cash equivalents at end of period	$8,190	$7,886
Operating Activities Net cash provided by operating activities was $2.1 billion during the three months ended March 31, 2017, compared with $1.3 billion during the same period in 2016. The increase was primarily driven by changes in working capital with higher advances more than offsetting inventory increases. Advances and progress billings increased by $2.5 billion during the three months ended March 31, 2017 and remained flat during the same period in 2016. Gross inventories increased by $2.3 billion during the three months ended March 31, 2017 compared with $0.4 billion during the same period in 2016, driven by continued investment in commercial airplane program inventory.
Investing Activities Cash used by investing activities during the three months ended March 31, 2017 was $0.3 billion compared with $0.4 billion during the same period in 2016. Net proceeds from investments were $0.2 billion in the three months ended March 31, 2017 compared with $0.3 billion in 2016. In the three months ended March 31, 2017, capital expenditures totaled $0.5 billion, down from $0.7 billion during the same period in 2016. We expect capital expenditures in 2017 to be lower than 2016.
Financing Activities Cash used by financing activities was $2.5 billion during the three months ended March 31, 2017, a decrease of $1.8 billion compared with the same period in 2016. During the three months ended March 31, 2017, we issued $0.9 billion of debt compared with $0.1 billion in the same period in 2016. At March 31, 2017, the recorded balance of debt was $10.8 billion, of which $0.4 billion was classified as short-term. This included $3.1 billion of debt attributable to BCC, of which $0.5 billion was classified as short-term.
During the three months ended March 31, 2017 we repurchased 14.9 million shares totaling $2.5 billion through our open market share repurchase program. In addition, 0.6 million shares were transferred to us from employees for tax withholdings. At March 31, 2017, the amount available under the share repurchase plan, announced on December 12, 2016, totaled $11.5 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the three months ended March 31, 2017, we had no commercial paper borrowings outstanding. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $14.1 billion and $14.8 billion at March 31, 2017 and December 31, 2016. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At March 31, 2017, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.

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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $525 million at March 31, 2017. For additional information, see Note 8 to our Condensed Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of certain pension and other postretirement benefit expenses that are not allocated to business segments. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to Commercial Airplanes. Pension costs allocated to BDS segments are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid. The unallocated pension costs recognized in earnings was a benefit of $255 million for the three months ended March 31, 2017 compared with $45 million for the same period in 2016. The higher 2017 benefit reflects the amortization of pension benefits capitalized as inventory in prior years.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 30 of this Form 10-Q and on page 46 of our 2016 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2017	2016
Revenues	$20,976	$22,632
Earnings from operations, as reported	$2,024	$1,788
Operating margins	9.6%	7.9%

Unallocated pension income	($255)	($45)
Unallocated other postretirement benefit income	($60)	($49)
Unallocated pension and other postretirement benefit income	($315)	($94)
Core operating earnings (non-GAAP)	$1,709	$1,694
Core operating margins (non-GAAP)	8.1%	7.5%

Diluted earnings per share, as reported	$2.34	$1.83
Unallocated pension benefit income	(0.41)	(0.07)
Unallocated other postretirement benefit income	(0.10)	(0.07)
Provision for deferred income taxes on adjustments (1)	$0.18	$0.05
Core earnings per share (non-GAAP)	$2.01	$1.74

Weighted average diluted shares (in millions)	621.2	665.8

(1)	The income tax impact is calculated using the tax rate in effect for the non-GAAP adjustments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2016.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2017 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the first quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 16 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
1/1/2017 thru 1/31/2017	6,360,054	$160.50	6,227,792	$13,000
2/1/2017 thru 2/29/2017	7,023,382	170.16	6,543,759	11,890
3/1/2017 thru 3/31/2017	2,146,174	182.33	2,139,518	11,500
Total	15,529,610	$167.89	14,911,069

(1)
We purchased an aggregate of 14,911,069 shares of our common stock in the open market pursuant to our repurchase program and 618,541 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 12, 2016, we announced a new repurchase plan for up to $14 billion of common stock, replacing the plan previously authorized in 2015.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1	Form of Notice of Terms of Restricted Stock Units

10.2	Form of Notice of Terms of Performance-Based Restricted Stock Units

10.3	Form of Performance Award Notice

10.4	Form of Notice of Terms of Supplemental Restricted Stock Units

12	Computation of Ratio of Earnings to Fixed Charges.

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 26, 2017	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller