Form 10-Q
period 2017-06-30
BOEING CO
filed 2017-07-26
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2017, there were 591,083,386 shares of common stock, $5.00 par value, issued and outstanding.

1

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2017

2

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Sales of products	$38,659	$42,069	$20,147	$22,184
Sales of services	5,056	5,318	2,592	2,571
Total revenues	43,715	47,387	22,739	24,755

Cost of products	(31,806)	(37,210)	(16,443)	(20,265)
Cost of services	(3,820)	(4,180)	(1,932)	(2,044)
Boeing Capital interest expense	(26)	(32)	(13)	(16)
Total costs and expenses	(35,652)	(41,422)	(18,388)	(22,325)
	8,063	5,965	4,351	2,430
Income from operating investments, net	120	151	39	97
General and administrative expense	(1,973)	(1,694)	(1,040)	(806)
Research and development expense, net	(1,651)	(3,044)	(813)	(2,127)
Loss on dispositions, net		(9)	(2)	(13)
Earnings/(loss) from operations	4,559	1,369	2,535	(419)
Other income, net	49	39	27	13
Interest and debt expense	(180)	(146)	(93)	(73)
Earnings/(loss) before income taxes	4,428	1,262	2,469	(479)
Income tax (expense)/benefit	(1,216)	(277)	(708)	245
Net earnings/(loss)	$3,212	$985	$1,761	($234)

Basic earnings/(loss) per share	$5.28	$1.52	$2.93	($0.37)

Diluted earnings/(loss) per share	$5.22	$1.51	$2.89	($0.37)

Cash dividends paid per share	$2.84	$2.18	$1.42	$1.09

Weighted average diluted shares (millions)	615.3	654.9	609.6	636.3
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Net earnings/(loss)	$3,212	$985	$1,761	($234)
Other comprehensive income, net of tax:
Currency translation adjustments	77	7	43	(16)
Unrealized (loss)/gain on certain investments, net of tax of $0, $1, $1, and $0		(1)	(1)	1
Unrealized gain/(loss) on derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($39), ($23), ($11), and $9	71	41	19	(17)
Reclassification adjustment for losses included in net earnings, net of tax of ($19), ($24), ($10), and ($12)	34	43	18	20
Total unrealized gain on derivative instruments, net of tax	105	84	37	3
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $31, $15, $15, and $8	(57)	(27)	(29)	(13)
Net actuarial gain/(loss) arising during the period, net of tax of ($1), $215, $0, and $34	3	(387)		(59)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($145), ($145), ($73), and ($73)	263	261	131	130
Settlements and curtailments included in net income, net of tax of $0, ($7), $0, and ($1)		14		3
Pension and postretirement (cost)/benefit related to our equity method investments, net of tax of $1, ($1), $0, and $3	(2)	2		(6)
Total defined benefit pension plans and other postretirement benefits, net of tax	207	(137)	102	55
Other comprehensive income/(loss), net of tax	389	(47)	181	43
Comprehensive loss related to noncontrolling interests	(1)		(1)	(1)
Comprehensive income/(loss), net of tax	$3,600	$938	$1,941	($192)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2017	December 31 2016
Assets
Cash and cash equivalents	$8,737	$8,801
Short-term and other investments	1,589	1,228
Accounts receivable, net	9,503	8,832
Current portion of customer financing, net	549	428
Inventories, net of advances and progress billings	42,453	43,199
Total current assets	62,831	62,488
Customer financing, net	3,398	3,773
Property, plant and equipment, net of accumulated depreciation of $17,380 and $16,883	12,820	12,807
Goodwill	5,347	5,324
Acquired intangible assets, net	2,567	2,540
Deferred income taxes	325	332
Investments	1,278	1,317
Other assets, net of accumulated amortization of $484 and $497	1,470	1,416
Total assets	$90,036	$89,997
Liabilities and equity
Accounts payable	$12,093	$11,190
Accrued liabilities	14,294	14,691
Advances and billings in excess of related costs	25,802	23,869
Short-term debt and current portion of long-term debt	720	384
Total current liabilities	52,909	50,134
Deferred income taxes	1,415	1,338
Accrued retiree health care	5,856	5,916
Accrued pension plan liability, net	19,651	19,943
Other long-term liabilities	2,128	2,221
Long-term debt	10,055	9,568
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	4,644	4,762
Treasury stock, at cost - 419,062,607 and 395,109,568 shares	(40,730)	(36,097)
Retained earnings	42,222	40,714
Accumulated other comprehensive loss	(13,234)	(13,623)
Total shareholders’ equity	(2,037)	817
Noncontrolling interests	59	60
Total equity	(1,978)	877
Total liabilities and equity	$90,036	$89,997
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2017	2016
Cash flows – operating activities:
Net earnings	$3,212	$985
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	98	97
Depreciation and amortization	965	890
Investment/asset impairment charges, net	46	50
Customer financing valuation expense/(benefit)	5	(4)
Loss on dispositions, net		9
Other charges and credits, net	129	141
Changes in assets and liabilities –
Accounts receivable	(912)	(503)
Inventories, net of advances and progress billings	877	3,004
Accounts payable	419	1,221
Accrued liabilities	(680)	(269)
Advances and billings in excess of related costs	1,934	(954)
Income taxes receivable, payable and deferred	712	(494)
Other long-term liabilities	(18)	(103)
Pension and other postretirement plans	13	181
Customer financing, net	343	275
Other	(99)	(61)
Net cash provided by operating activities	7,044	4,465
Cash flows – investing activities:
Property, plant and equipment additions	(905)	(1,419)
Property, plant and equipment reductions	25	13
Contributions to investments	(1,820)	(657)
Proceeds from investments	1,441	705
Purchase of distribution rights	(131)
Other	4	8
Net cash used by investing activities	(1,386)	(1,350)
Cash flows – financing activities:
New borrowings	874	1,323
Debt repayments	(56)	(267)
Repayments of distribution rights and other asset financing		(24)
Stock options exercised	240	147
Employee taxes on certain share-based payment arrangements	(112)	(79)
Common shares repurchased	(5,000)	(5,501)
Dividends paid	(1,720)	(1,408)
Net cash used by financing activities	(5,774)	(5,809)
Effect of exchange rate changes on cash and cash equivalents	52	(3)
Net decrease in cash and cash equivalents	(64)	(2,697)
Cash and cash equivalents at beginning of year	8,801	11,302
Cash and cash equivalents at end of period	$8,737	$8,605
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2016	$5,061	$4,834	($29,568)	$38,756	($12,748)	$62	$6,397
Net earnings				985			985
Other comprehensive income, net of tax of $31					(47)		(47)
Share-based compensation and related dividend equivalents		110		(15)			95
Treasury shares issued for stock options exercised, net		(20)	167				147
Treasury shares issued for other share-based plans, net		(146)	81				(65)
Common shares repurchased			(5,501)				(5,501)
Cash dividends declared ($2.18 per share)				(1,364)			(1,364)
Balance at June 30, 2016	$5,061	$4,778	($34,821)	$38,362	($12,795)	$62	$647

Balance at January 1, 2017	$5,061	$4,762	($36,097)	$40,714	($13,623)	$60	$877
Net earnings				3,212		(1)	3,211
Other comprehensive loss, net of tax of ($172)					389		389
Share-based compensation and related dividend equivalents		116		(17)			99
Treasury shares issued for stock options exercised, net		(63)	304				241
Treasury shares issued for other share-based plans, net		(171)	63				(108)
Common shares repurchased			(5,000)				(5,000)
Cash dividends declared ($2.84 per share)				(1,687)			(1,687)
Balance at June 30, 2017	$5,061	$4,644	($40,730)	$42,222	($13,234)	$59	($1,978)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Revenues:
Commercial Airplanes	$30,018	$31,855	$15,713	$17,456
Defense, Space & Security:
Boeing Military Aircraft	5,540	6,638	2,904	2,979
Network & Space Systems	3,238	3,545	1,674	1,810
Global Services & Support	4,640	4,947	2,308	2,385
Total Defense, Space & Security	13,418	15,130	6,886	7,174
Boeing Capital	164	148	72	84
Unallocated items, eliminations and other	115	254	68	41
Total revenues	$43,715	$47,387	$22,739	$24,755
Earnings/(loss) from operations:
Commercial Airplanes	$2,782	$60	$1,567	($973)
Defense, Space & Security:
Boeing Military Aircraft	703	509	382	175
Network & Space Systems	250	301	152	153
Global Services & Support	674	605	356	265
Total Defense, Space & Security	1,627	1,415	890	593
Boeing Capital	64	23	25	18
Segment operating profit/(loss)	4,473	1,498	2,482	(362)
Unallocated items, eliminations and other	86	(129)	53	(57)
Earnings/(loss) from operations	4,559	1,369	2,535	(419)
Other income, net	49	39	27	13
Interest and debt expense	(180)	(146)	(93)	(73)
Earnings/(loss) before income taxes	4,428	1,262	2,469	(479)
Income tax (expense)/benefit	(1,216)	(277)	(708)	245
Net earnings/(loss)	$3,212	$985	$1,761	($234)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2016 Annual Report on Form 10-K.
Standards Issued and Not Yet Implemented
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. We do not expect the new lease standard to have a material effect on our financial position, results of operations or cash flows.
We plan to adopt ASU No. 2014-09, Revenue from Contracts with Customers effective January 1, 2018 and apply it retrospectively to all periods presented. This comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures regarding revenue and contracts with customers.
We expect adoption of the new standard will have a material impact on our income statement and balance sheet. We currently expect that most of our Defense, Space & Security (BDS) contracts that currently recognize revenue as deliveries are made or based on the attainment of performance milestones will recognize revenue under the new standard as costs are incurred. Certain military derivative aircraft contracts in our Commercial Airplane (BCA) business will also recognize revenue as costs are incurred. The new standard will not change the total amount of revenue recognized on these contracts, only accelerate the timing of when the revenue is recognized. We expect a corresponding acceleration in timing of cost of sales recognition for these contracts resulting in a decrease in Inventories from long-term contracts in progress upon adoption of the new standard.
We do not expect the new standard to affect revenue recognition or the use of program accounting for commercial airplane contracts in our BCA business. We will continue to recognize revenue for these contracts at the point in time when the customer accepts delivery of the airplane.
We have completed a preliminary assessment of the impact of adopting the new standard on previously reported 2016 and prior period results. Because revenue will be recognized under the new standard as costs are incurred for most of our defense and military derivative airplane contracts, approximately $10,000 of revenues and $1,000 of associated earnings will be accelerated into years ending prior to the January 1, 2016 effective date. Therefore, as of January 1, 2016, we expect to record a cumulative adjustment to increase retained earnings by approximately $1,000. We expect consolidated revenues previously reported in 2016 to decrease by approximately $1,000, primarily reflecting $2,000 of lower revenues on several defense contracts that currently recognize revenues as deliveries are made, partially offset by higher KC-46A Tanker revenues. These revenue changes are expected to reduce previously reported segment operating earnings by approximately $400. We expect the reduction in 2016 segment operating earnings to be offset by increases in unallocated pension income. We expect adoption will increase total assets and total liabilities by approximately $20,000 primarily due to classifying certain advances from customers as liabilities under the new standard, whereas these advances were netted against inventory under existing Generally Accepted Accounting Principles (GAAP). We expect the new standard to have no impact on cash flows reported in 2016. The impact of the new standard on our 2016 financial results may not be representative of the impact on our financial position and operating results in subsequent years.
We are continuing to analyze the impact of the new standard on the Company’s revenue contracts, comparing our current accounting policies and practices to the requirements of the new standard. The new standard requires additional detailed disclosures regarding the company’s contracts with customers, including disclosure of remaining unsatisfied performance obligations, in the first quarter 2018 which we are continuing to assess. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard in 2018 and recasting prior periods’ financial information.
Use of Estimates
Management makes assumptions and estimates to prepare financial statements in conformity with GAAP. Those assumptions and estimates directly affect the amounts reported in the Condensed Consolidated Financial Statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are disclosed in these Notes to the Condensed Consolidated Financial Statements.
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

	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Increase/(Decrease) to Earnings from Operations	$263	($587)	$231	($503)
Increase/(Decrease) to Diluted EPS	$0.31	($0.70)	$0.27	($0.39)
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Net earnings/(loss)	$3,212	$985	$1,761	($234)
Less: earnings available to participating securities	2
Net earnings/(loss) available to common shareholders	$3,210	$985	$1,761	($234)
Basic
Basic weighted average shares outstanding	608.4	648.5	602.5	636.3
Less: participating securities	0.8	1.0	0.7	1.0
Basic weighted average common shares outstanding	607.6	647.5	601.8	635.3
Diluted
Basic weighted average shares outstanding	608.4	648.5	602.5	636.3
Dilutive potential common shares(1)	6.9	6.4	7.1
Diluted weighted average shares outstanding	615.3	654.9	609.6	636.3
Less: participating securities	0.8	1.0	0.7	1.0
Diluted weighted average common shares outstanding	614.5	653.9	608.9	635.3
Net earnings/(loss) per share:
Basic	$5.28	$1.52	$2.93	($0.37)
Diluted	5.22	1.51	2.89	(0.37)

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Performance awards	5.2	7.5	4.7	7.3
Performance-based restricted stock units	0.9	2.6	0.5	3.3
Note 3 – Income Taxes
Our effective income tax rates were 27.5% and 28.7% for the six and three months ended June 30, 2017 and 21.9% and 51.1% for the same periods in the prior year. The year-over-year effective tax rate variances for both periods are primarily due to higher year-to-date and projected pre-tax earnings in 2017. In addition, higher share-based compensation tax benefits were recognized for the six-month period of 2017 compared with the prior year.
Federal income tax audits have been settled for all years prior to 2013. The Internal Revenue Service (IRS) is currently examining the 2013-2014 tax years. We are also subject to examination in major state and international jurisdictions for the 2001-2016 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

Note 4 – Inventories
Inventories consisted of the following:

	June 30 2017	December 31 2016
Long-term contracts in progress	$13,961	$12,801
Commercial aircraft programs	53,240	52,048
Commercial spare parts, used aircraft, general stock materials and other	5,356	5,446
Inventory before advances and progress billings	72,557	70,295
Less advances and progress billings	(30,104)	(27,096)
Total	$42,453	$43,199
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $120 (net of advances of $192 and $220) at June 30, 2017 and December 31, 2016. See indemnifications to ULA in Note 9.
Included in inventories are capitalized precontract costs of $806 and $729 primarily related to KC-46A Tanker and C-17 at June 30, 2017 and December 31, 2016.
Commercial Aircraft Programs
At June 30, 2017 and December 31, 2016, commercial aircraft programs inventory included the following amounts related to the 787 program: $32,047 and $32,501 of work in process (including deferred production costs of $26,461 and $27,308), $2,608 and $2,398 of supplier advances, and $3,390 and $3,625 of unamortized tooling and other non-recurring costs. At June 30, 2017, $24,246 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $5,605 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At June 30, 2017 and December 31, 2016, commercial aircraft programs inventory included $239 and $284 of unamortized tooling costs related to the 747 program. At June 30, 2017, $195 of unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $44 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. At June 30, 2017 and December 31, 2016, work in process inventory included a number of completed 747 aircraft that we expect to recover from future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,002 and $3,117 at June 30, 2017 and December 31, 2016.

Note 5 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	June 30 2017	December 31 2016
Financing receivables:
Investment in sales-type/finance leases	$1,425	$1,482
Notes	884	807
Total financing receivables	2,309	2,289
Operating lease equipment, at cost, less accumulated depreciation of $339 and $359	1,653	1,922
Gross customer financing	3,962	4,211
Less allowance for losses on receivables	(15)	(10)
Total	$3,947	$4,201
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At June 30, 2017 and December 31, 2016, we individually evaluated for impairment customer financing receivables of $56 and $55, of which $45 and $44 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
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
Our financing receivable balances by internal credit rating category are shown below:

Rating categories	June 30 2017	December 31 2016
BBB	$1,233	$1,324
BB	507	538
B	525	383
CCC	44	44
Total carrying value of financing receivables	$2,309	$2,289
At June 30, 2017, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 17.5%, 8.4% and 1.0%, respectively, to the exposure associated with those receivables.
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

The majority of customer financing carrying values are concentrated in the following aircraft models:

	June 30 2017	December 31 2016
717 Aircraft ($290 and $301 accounted for as operating leases)	$1,171	$1,282
747-8 Aircraft ($938 and $1,086 accounted for as operating leases)	1,058	1,111
757 Aircraft ($41 and $43 accounted for as operating leases)	238	246
MD-80 Aircraft (accounted for as sales-type finance leases)	232	259
777 Aircraft ($14 and $0 accounted for as operating leases)	167	165
747-400 Aircraft ($90 and $149 accounted for as operating leases)	163	149
767 Aircraft ($28 and $85 accounted for as operating leases)	107	170
737 Aircraft ($97 and $103 accounted for as operating leases)	102	103
Note 6 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2017	December 31 2016
Equity method investments (1)	$1,220	$1,242
Time deposits	1,028	665
Available-for-sale investments	514	537
Restricted cash & cash equivalents(2)	74	68
Other investments	31	33
Total	$2,867	$2,545

(1)	Dividends received were $148 and $52 for the six and three months ended June 30, 2017 and $166 and $117 during the same periods in the prior year.

(2)	Reflects amounts restricted in support of our workers’ compensation programs and insurance premiums.
Note 7 – Other Assets
Sea Launch
At June 30, 2017 and December 31, 2016, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia (RSC Energia) – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
On February 1, 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners. On May 12, 2016, the court issued a judgment in favor of Boeing.
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

Spirit AeroSystems
As of June 30, 2017 and December 31, 2016, Other assets included $143 of receivables related to indemnifications from Spirit AeroSystems, Inc. (Spirit) for costs incurred related to pension and retiree medical obligations of former Boeing employees who were subsequently employed by Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in the Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. In the second quarter of 2017, the court ruled against Boeing and denied our claim. Boeing plans to appeal to the Delaware Supreme Court and we believe we have substantial arguments on appeal. We expect to fully recover from Spirit.
Note 8 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the six months ended June 30, 2017 and 2016.

	2017	2016
Beginning balance – January 1	$562	$566
Reductions for payments made	(23)	(20)
Changes in estimates	(19)	44
Ending balance – June 30	$520	$590
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2017 and December 31, 2016, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $852 and $857.
Product Warranties
The following table summarizes product warranty activity recorded during the six months ended June 30, 2017 and 2016.

	2017	2016
Beginning balance – January 1	$1,414	$1,485
Additions for current year deliveries	126	195
Reductions for payments made	(125)	(185)
Changes in estimates	(109)	(84)
Ending balance – June 30	$1,306	$1,411
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
Trade-in commitment agreements at June 30, 2017 have expiration dates from 2017 through 2026. At June 30, 2017, and December 31, 2016 total contractual trade-in commitments were $1,719 and $1,485. As of June 30, 2017 and December 31, 2016, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $107 and $126 and the fair value of the related trade-in aircraft was $107 and $126.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $13,467 and $14,847 as of June 30, 2017 and December 31, 2016. The estimated earliest potential funding dates for these commitments as of June 30, 2017 are as follows:

Total
July through December 2017	$905
2018	3,542
2019	3,193
2020	1,772
2021	1,644
Thereafter	2,411
$13,467
As of June 30, 2017, all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,858 and $4,701 as of June 30, 2017 and December 31, 2016.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of June 30, 2017, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 4.
F/A-18
At June 30, 2017, our backlog included 23 F/A-18 aircraft under contract with the U.S. Navy. We have begun work or authorized suppliers to begin working on aircraft beyond those already in backlog in anticipation of future orders. At June 30, 2017, we had $91 of capitalized precontract costs and $999 of potential termination liabilities to suppliers associated with F/A-18 aircraft not yet on order.

United States Government Defense Environment Overview
In May 2017, the U.S. administration submitted its fiscal year 2018 budget request, which calls for funding the U.S. Department of Defense (U.S. DoD) base budget at a level that is $52 billion or 10% above the spending caps in the Budget Control Act of 2011 (The Act). However, The Act, which mandates limits on U.S. government discretionary spending, remains in effect through fiscal year 2021. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless The Act is repealed or significantly modified by Congress.
In addition, there continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies, including the National Aeronautics and Space Administration (NASA), within the overall budgetary framework described above. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
Funding timeliness also remains a risk. If Congress is unable to pass appropriations bills before the beginning of the next fiscal year on October 1, 2017, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. Alternatively, Congress may fund fiscal year 2018 by passing one or more Continuing Resolutions; however, this could restrict the execution of certain program activities and delay new programs or competitions.
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
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2016, the USAF authorized low rate initial production (LRIP) lots for 7 and 12 aircraft valued at $2.8 billion. In January 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. At June 30, 2017, we had approximately $298 of capitalized precontract costs and $525 of potential termination liabilities to suppliers.
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
747 Program
Lower-than-expected demand for large commercial passenger and freighter aircraft have continued to drive market uncertainties, pricing pressures and fewer orders than anticipated. We are currently producing at a rate of 0.5 aircraft per month. The program accounting quantity includes aircraft scheduled to be produced through 2019. We continue to have a number of completed aircraft in inventory and we remain focused on obtaining additional orders and implementing cost-reduction efforts. We are currently evaluating several scenarios, including sales campaigns, that may determine how long we continue the 747 program. If we are unable to obtain sufficient orders and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material. Depending on market conditions, it is reasonably possible that we could decide to end production of the 747.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2017	December 31 2016	June 30 2017	December 31 2016	June 30 2017	December 31 2016
Contingent repurchase commitments	$1,374	$1,306	$1,374	$1,306	$10	$9
Indemnifications to ULA:
Contributed Delta program launch inventory	72	77
Contract pricing	261	261			7	7
Other Delta contracts	196	216			5	5
Credit guarantees	111	29	79	27	7	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,288 of the $1,360 of inventory that was contributed by us and has yet to consume $72. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,500 through June 30, 2017. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $48 of net indemnification payments to ULA.
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
Other Indemnifications In conjunction with our sales of Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and our BCA facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma, we agreed to indemnify, for an indefinite period, the buyers for costs relating to pre-closing environmental conditions and certain other items. We are unable to assess the potential number of future claims that may be asserted under these indemnifications, nor the amounts thereof (if any). As a result, we cannot estimate the maximum potential amount of future payments under these indemnities and therefore, no liability has been recorded. To the extent that claims have been made under these indemnities and/or are probable and reasonably estimable, liabilities associated with these indemnities are included in the environmental liability disclosure in Note 8.
Credit Guarantees We have issued credit guarantees where we are obligated to make payments to a guaranteed party in the event that the original lessee or debtor does not make payments or perform certain specified services. Generally, these guarantees have been extended on behalf of guaranteed parties with less than investment-grade credit and are collateralized by certain assets. Current outstanding credit guarantees expire through 2036.

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

Note 11 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2017	2016	2017	2016
Service cost	$201	$326	$100	$163
Interest cost	1,496	1,526	748	762
Expected return on plan assets	(1,922)	(1,998)	(961)	(999)
Amortization of prior service (credits)/costs	(20)	20	(10)	10
Recognized net actuarial loss	402	394	201	197
Settlement/curtailment/other losses	1	33		18
Net periodic benefit cost	$158	$301	$78	$151
Net periodic benefit cost included in Earnings from operations	$434	$1,092	$100	$463

	Six months ended June 30		Three months ended June 30
Other Postretirement Benefits	2017	2016	2017	2016
Service cost	$53	$64	$27	$32
Interest cost	114	130	57	65
Expected return on plan assets	(4)	(4)	(2)	(2)
Amortization of prior service credits	(68)	(62)	(34)	(31)
Recognized net actuarial loss	6	12	3	6
Net periodic benefit cost	$101	$140	$51	$70
Net periodic benefit cost included in Earnings from operations	$143	$150	$58	$62
Required pension contributions under the Employee Retirement Income Security Act, as well as rules governing funding of our non-US pension plans, are expected to be minimal in 2017. We plan to make contributions to our pension plans during the third quarter of $500 in cash and $3,500 in Boeing common stock. These contributions would exceed our previously announced plan to contribute approximately $500 to our pension plans in 2017.

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
Performance Awards
On February 27, 2017, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2019. At June 30, 2017, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $360.

Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the six and three months ended June 30, 2017 and 2016 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2016	($39)		($197)	($12,512)		($12,748)
Other comprehensive income/(loss) before reclassifications	7	(1)	41	(385)		(338)
Amounts reclassified from AOCI			43	248	(2)	291
Net current period Other comprehensive income/(loss)	7	(1)	84	(137)		(47)
Balance at June 30, 2016	($32)	($1)	($113)	($12,649)		($12,795)

Balance at January 1, 2017	($143)	($2)	($127)	($13,351)		($13,623)
Other comprehensive income before reclassifications	77		71	1		149
Amounts reclassified from AOCI			34	206	(2)	240
Net current period Other comprehensive income	77		105	207		389
Balance at June 30, 2017	($66)	($2)	($22)	($13,144)		($13,234)

Balance at March 31, 2016	($16)	($2)	($116)	($12,704)		($12,838)
Other comprehensive (loss)/income before reclassifications	(16)	1	(17)	(65)		(97)
Amounts reclassified from AOCI			20	120	(2)	140
Net current period Other comprehensive income	(16)	1	3	55		43
Balance at June 30, 2016	($32)	($1)	($113)	($12,649)		($12,795)

Balance at March 31, 2017	($109)	($1)	($59)	($13,246)		($13,415)
Other comprehensive income/(loss) before reclassifications	43	(1)	19			61
Amounts reclassified from AOCI			18	102	(2)	120
Net current period Other comprehensive income/(loss)	43	(1)	37	102		181
Balance at June 30, 2017	($66)	($2)	($22)	($13,144)		($13,234)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the six and three months ended June 30, 2016 totaling $261 and $130 (net of tax of ($145) and ($73)) and for the six and three months ended June 30, 2017 totaling $263 and $131 (net of tax of ($145) and ($73)). These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 17.

Note 14 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2023. We use commodity derivatives, such as fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2020.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2017	December 31 2016	June 30 2017	December 31 2016	June 30 2017	December 31 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,647	$2,584	$83	$34	($102)	($225)
Interest rate contracts	125	125	5	6
Commodity contracts	19	53	3	7	(5)	(5)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	487	465	20	21	(15)	(17)
Commodity contracts	615	648
Total derivatives	$3,893	$3,875	111	68	(122)	(247)
Netting arrangements			(57)	(45)	57	45
Net recorded balance			$54	$23	($65)	($202)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	$76	$41	$20	($21)
Commodity contracts	(5)		(1)	4
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(32)	(38)	(17)	(17)
Commodity contracts	(2)	(5)	(1)	(3)
Forward points recognized in Other income, net:
Foreign exchange contracts	2	4	1	2
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	5			(2)
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $42 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the six and three months ended June 30, 2017 and 2016.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2017 was $27. At June 30, 2017, there was no collateral posted related to our derivatives.

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

	June 30, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,016	$2,016		$2,858	$2,858
Available-for-sale investments:
Commercial paper	97		$97	162		$162
Corporate notes	341		341	271		271
U.S. government agencies	61		61	63		63
Other	29	29		46	46
Derivatives	54		54	23		23
Total assets	$2,598	$2,045	$553	$3,423	$2,904	$519
Liabilities
Derivatives	($65)		($65)	($202)		($202)
Total liabilities	($65)		($65)	($202)		($202)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2017		2016
	Fair Value	Total Losses	Fair Value	Total Losses
Investments	$1	$(27)
Operating lease equipment	65	(16)	59	(25)
Property, plant and equipment	8	(2)		(4)
Acquired intangible assets	14	(1)	12	(10)
Total	$88	($46)	$71	($39)
Investments, Property, plant and equipment, and Acquired intangible assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. The fair value of the impaired operating lease equipment is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2017, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$65	Market approach	Aircraft value publications	$106 - $140(1) Median $125
			Aircraft condition adjustments	($60) - $0(2) Net ($60)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2017
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$884	$895		$895
Liabilities
Debt, excluding capital lease obligations	(10,641)	(12,196)		(12,095)	(101)

	December 31, 2016
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$807	$803		$803
Liabilities
Debt, excluding capital lease obligations	(9,815)	(11,209)		(11,078)	(131)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2017 and December 31, 2016. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
In November 2016, we announced plans for the formation of Boeing Global Services (BGS), which brings together certain Commercial Aviation Services businesses, currently included in BCA, and certain BDS businesses (primarily those currently included in the Global Services & Support segment). Boeing Global Services became operational on July 1, 2017. Beginning in the third quarter of 2017, we expect to have discrete financial information and plan to report results using the new segment structure of four principal segments: BCA, BDS, BGS, and BCC.
Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Commercial Airplanes	$959	$777	$362	$349
Boeing Capital	10	9	5	4
Total	$969	$786	$367	$353

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Share-based plans	($46)	($41)	($25)	($18)
Deferred compensation	(96)	(5)	(46)	(21)
Amortization of previously capitalized interest	(51)	(48)	(20)	(18)
Eliminations and other unallocated items	(359)	(198)	(179)	(69)
Sub-total	(552)	(292)	(270)	(126)
Pension	533	79	278	34
Postretirement	105	84	45	35
Pension and Postretirement	638	163	323	69
Total	$86	($129)	$53	($57)
Unallocated Pension and Other Postretirement Benefit Expense
Unallocated pension and other postretirement benefit expense represent the portion of pension and other postretirement benefit costs that are not recognized by business segments for segment reporting purposes. Pension costs, comprising GAAP service and prior service costs, are allocated to BCA. Pension costs are allocated to BDS using U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. These costs are allocable to government contracts. Other postretirement benefit costs are allocated to business segments based on CAS, which is generally based on benefits paid.
Assets
Segment assets are summarized in the table below:

	June 30 2017	December 31 2016
Commercial Airplanes	$55,357	$55,527
Defense, Space & Security:
Boeing Military Aircraft	6,815	6,698
Network & Space Systems	6,348	6,113
Global Services & Support	4,428	4,020
Total Defense, Space & Security	17,591	16,831
Boeing Capital	3,903	4,139
Unallocated items, eliminations and other	13,185	13,500
Total	$90,036	$89,997
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held centrally as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and the related condensed consolidated statements of cash flows and equity for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
July 26, 2017

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

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” on pages 6 through 14 of our most recent Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Current Reports on Form 8-K. Any forward-looking information speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations and Financial Condition
Earnings From Operations and Core Operating Earnings (Non-GAAP) The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Revenues	$43,715	$47,387	$22,739	$24,755

GAAP
Earnings/(loss) from operations	$4,559	$1,369	$2,535	($419)
Operating margins	10.4%	2.9%	11.1%	(1.7)%
Effective income tax rate	27.5%	21.9%	28.7%	51.1%
Net earnings/(loss)	$3,212	$985	$1,761	($234)
Diluted earnings/(loss) per share	$5.22	$1.51	$2.89	($0.37)

Non-GAAP (1)
Core operating earnings/(loss)	$3,921	$1,206	$2,212	($488)
Core operating margins	9.0%	2.5%	9.7%	(2.0%)
Core earnings/(loss) per share	$4.55	$1.35	$2.55	($0.44)

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 46 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Commercial Airplanes	$30,018	$31,855	$15,713	$17,456
Defense, Space & Security	13,418	15,130	6,886	7,174
Boeing Capital	164	148	72	84
Unallocated items, eliminations and other	115	254	68	41
Total	$43,715	$47,387	$22,739	$24,755
Revenues for the six and three months ended June 30, 2017 decreased by $3,672 million and $2,016 million compared with the same periods in 2016. Commercial Airplanes (BCA) revenues for the six and three months ended June 30, 2017 decreased by $1,837 million and $1,743 million primarily due to fewer deliveries. Defense, Space & Security (BDS) revenues decreased by $1,712 million and $288 million due to lower revenues in all three segments. The change in unallocated items and eliminations primarily reflects the timing of eliminations for intercompany aircraft deliveries.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Commercial Airplanes	$2,782	$60	$1,567	($973)
Defense, Space & Security	1,627	1,415	890	593
Boeing Capital	64	23	25	18
Unallocated pension and other postretirement benefit income	638	163	323	69
Other unallocated items and eliminations	(552)	(292)	(270)	(126)
Earnings/(loss) from operations (GAAP)	$4,559	$1,369	$2,535	($419)
Unallocated pension and other postretirement benefit income	(638)	(163)	(323)	(69)
Core operating earnings/(loss) (Non-GAAP)	$3,921	$1,206	$2,212	($488)
Earnings from operations for the six and three months ended June 30, 2017 increased by $3,190 million and $2,954 million compared with the same periods in 2016, primarily due to higher earnings at BCA and BDS and higher unallocated pension income, which more than offset other unallocated items and eliminations. BCA's current period earnings reflect lower reach-forward losses on the KC-46A Tanker program, as well as the absence of 747 program reach-forward losses and reclassification of 787 flight test aircraft inventory costs of $1,235 million to research and development expense.
During the six and three months ended June 30, 2016 we recorded reach-forward losses of $1,258 million and $1,188 million related to the 747 program at BCA. Earnings from operations for the six months ended June 30, 2017 included reach-forward losses related to the KC-46A Tanker program of $142 million recorded in the first quarter of 2017. During the six months ended June 30, 2016, we recorded reach-forward losses of $816 million on the KC-46A Tanker program of which $516 million was recorded at BCA and $300 million at our Boeing Military Aircraft (BMA) segment. During the three months ended June 30, 2016, we recorded reach-forward losses on the KC-46A Tanker program of $573 million of which $354 million was recorded at BCA and $219 million at our BMA segment.
Core operating earnings for the six and three months ended June 30, 2017 increased by $2,715 million and $2,700 million compared with the same periods in 2016 primarily due to lower reach-forward losses and the absence of the 787 flight test aircraft reclassification.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Share-based plans	($46)	($41)	($25)	($18)
Deferred compensation	(96)	(5)	(46)	(21)
Eliminations and other unallocated items	(410)	(246)	(199)	(87)
Sub-total (included in core operating earnings*)	(552)	(292)	(270)	(126)
Pension	533	79	278	34
Postretirement	105	84	45	35
Pension and other postretirement benefit income(excluded from core operating earnings*)	638	163	323	69
Total	$86	($129)	$53	($57)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 46.
The deferred compensation expense increased by $91 million and $25 million for the six and three months ended June 30, 2017 compared with the same periods in 2016 primarily driven by changes in our stock price and broad market conditions.
Eliminations and other unallocated items increased by $164 million and $112 million for the six and three months ended June 30, 2017 compared with the same periods in 2016 primarily due to the timing of expense allocations and the elimination of profit on intercompany aircraft deliveries.
The components of net periodic benefit cost are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2017	2016	2017	2016
Service cost	$201	$326	$100	$163
Interest cost	1,496	1,526	748	762
Expected return on plan assets	(1,922)	(1,998)	(961)	(999)
Amortization of prior service (credits)/costs	(20)	20	(10)	10
Recognized net actuarial loss	402	394	201	197
Settlement/curtailment/other losses	1	33		18
Net periodic benefit cost	$158	$301	$78	$151
The decrease in net periodic pension benefit cost for the six and three months ended June 30, 2017 of $143 million and $73 million compared with the same periods in 2016 is primarily due to lower service costs due to the transition of additional employees to defined contribution retirement savings plans.

A portion of net periodic benefit cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2017	2016	2017	2016
Allocated to business segments	($967)	($1,171)	($378)	($497)
Unallocated items, Eliminations and other	533	79	278	34
Total	($434)	($1,092)	($100)	($463)
The higher unallocated pension benefit recognized in earnings reflects the amortization of pension benefits capitalized as inventory in prior years.
Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Earnings/(loss) from operations	$4,559	$1,369	$2,535	($419)
Other income, net	49	39	27	13
Interest and debt expense	(180)	(146)	(93)	(73)
Earnings/(loss) from operations	4,428	1,262	2,469	(479)
Income tax (expense)/benefit	(1,216)	(277)	(708)	245
Net earnings/(loss) from continuing operations	$3,212	$985	$1,761	($234)
For discussion related to Income Taxes, see Note 3 to our Condensed Consolidated Financial Statements.
Total Costs and Expenses (“Cost of Sales”)
Cost of sales, for both products and services, consists primarily of raw materials, parts, sub-assemblies, labor, overhead and subcontracting costs. Our BCA segment predominantly uses program accounting to account for cost of sales and BDS predominantly uses contract accounting. Under program accounting, cost of sales for each commercial airplane program equals the product of (i) revenue recognized in connection with customer deliveries and (ii) the estimated cost of sales percentage applicable to the total remaining program. Under contract accounting, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized. The following table summarizes cost of sales:

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2017	2016	Change	2017	2016	Change
Cost of sales	$35,652	$41,422	($5,770)	$18,388	$22,325	($3,937)
Cost of sales as a % of Revenues	81.6%	87.4%	(5.8%)	80.9%	90.2%	(9.3)%
Cost of sales for the six and three months ended June 30, 2017 decreased by $5,770 million, or 13.9%, and by $3,937 million or 17.6% compared with the same periods in 2016, primarily due to lower volume and lower reach-forward losses.

Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Commercial Airplanes	$1,238	$2,548	$602	$1,877
Defense, Space & Security	435	521	222	263
Other	(22)	(25)	(11)	(13)
Total	$1,651	$3,044	$813	$2,127
Research and development expense for the six and three months ended June 30, 2017 decreased by $1,393 million and $1,314 million compared with the same periods in 2016 primarily due to the reclassification of $1,235 million of costs from inventory in the second quarter of 2016 related to the fourth and fifth 787 flight test aircraft and lower spending at BCA on the 737 MAX and 787-10.
Backlog

(Dollars in millions)	June 30 2017	December 31 2016
Total contractual backlog	$467,601	$458,277
Unobligated backlog	14,561	15,215
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the six months ended June 30, 2017 compared with December 31, 2016 was primarily due to orders and funding in excess of deliveries.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The unobligated backlog of $14,561 million at June 30, 2017 decreased from December 31, 2016, primarily due to decreases of $1,661 million and $1,055 million at N&SS and GS&S, partially offset by an increase of $1,846 million at BMA.
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
Business Environments and Trends
Airline Industry Environment
Our updated 20-year forecast, published in June 2017, projects a long-term average growth rate of 4.7% per year for passenger traffic and 4.2% for cargo traffic. Based on long-term global economic growth projections of 2.8% average annual GDP growth, we project a $6.1 trillion market for 41,030 new airplanes over the next 20 years.
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Revenues	$30,018	$31,855	$15,713	$17,456
Earnings/(loss) from operations:	$2,782	$60	$1,567	($973)
Operating margins	9.3%	0.2%	10.0%	(5.6)%

(Dollars in millions)	June 30 2017	December 31 2016
Contractual backlog	$423,446	$416,198
Unobligated backlog	376	160
Revenues
Revenues for the six and three months ended June 30, 2017 decreased by $1,837 million and $1,743 million, or 6% and 10%, compared with the same periods in 2016 primarily due to fewer deliveries.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	†	767	777	787	Total
Deliveries during the first six months of 2017	236	(9)	4	(1)	5	42	65	352
Deliveries during the first six months of 2016	248	(9)	3		5	51	68	375
Deliveries during the second quarter of 2017	123	(4)	3		3	21	33	183
Deliveries during the second quarter of 2016	127	(4)	2		4	28	38	199
Cumulative deliveries as of 6/30/2017	6,439		1,532		1,101	1,502	565
Cumulative deliveries as of 12/31/2016	6,203		1,528		1,096	1,460	500
*     Intercompany deliveries identified by parentheses

†	Aircraft accounted for as revenues by BCA and as operating leases in consolidation identified by parentheses
Earnings From Operations
Earnings from operations for the six and three months ended June 30, 2017 increased by $2,722 million and $2,540 million compared with the same periods in 2016 primarily due to lower reach-forward losses and lower research and development costs, which more than offset the impact of fewer deliveries. Reach-forward losses for the six and three months ended June 30, 2016 include $1,258 million and $1,188 million related to the 747 program and $516 million and $354 million related to KC-46A Tanker. Research and development expense in the second quarter of 2016 reflects the reclassification from inventory of $1,235 million related to the fourth and fifth 787 flight test aircraft.
Backlog
The increase in contractual backlog during the six months ended June 30, 2017 was due to orders in excess of deliveries.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 6/30/2017	737	747*	767	777	777X	787
Program accounting quantities	9,400	1,555	1,159	1,625	**	1,300
Undelivered units under firm orders	4,478	20	103	107	326	710
Cumulative firm orders	10,917	1,552	1,204	1,609	326	1,275

	Program
As of 12/31/2016	737	747	767	777	777X	787
Program accounting quantities	9,000	1,555	1,159	1,625	**	1,300
Undelivered units under firm orders	4,452	28	93	136	306	700
Cumulative firm orders	10,655	1,556	1,189	1,596	306	1,200
* At June 30, 2017, the 747 accounting quantity has 22 undelivered aircraft, including 5 that have not been sold or may be remarketed.
** The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.

Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended June 30, 2017 and by 400 units during the six months ended June 30, 2017 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 42 per month and plan to increase to 47 per month in the third quarter of 2017. We plan to further increase the rate to 52 per month in 2018 and to 57 per month in 2019. We delivered the first 737 MAX in May 2017 and announced the launch of the 737-10 in June 2017.
747 Program Lower-than-expected demand for large commercial passenger and freighter aircraft have continued to drive market uncertainties, pricing pressures and fewer orders than anticipated. We are currently producing at a rate of 0.5 aircraft per month. The program accounting quantity includes aircraft scheduled to be produced through 2019. We continue to have a number of completed aircraft in inventory and we remain focused on obtaining additional orders and implementing cost-reduction efforts. We are currently evaluating several scenarios, including sales campaigns, that may determine how long we continue the 747 program. If we are unable to obtain sufficient orders and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material. Depending on market conditions, it is reasonably possible that we could decide to end production of the 747.
767 Program The 767 assembly line includes a 767 derivative to support the tanker program. The combined tanker and commercial production rate is currently 2 aircraft per month and we plan to increase to 2.5 per month in the third quarter of 2017.
777 Program We implemented a planned production rate decrease from 8.3 per month to 7 per month during the first quarter of 2017. We plan to further reduce the rate to 5 per month in the second half of 2017. In the fourth quarter of 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview In May 2017, the U.S. administration submitted its fiscal year 2018 budget request, which calls for funding the U.S. Department of Defense (U.S. DoD) base budget at a level that is $52 billion or 10% above the spending caps in the Budget Control Act of 2011 (The Act). However, The Act, which mandates limits on U.S. government discretionary spending, remains in effect through fiscal year 2021. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless The Act is repealed or significantly modified by Congress.
In addition, there continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies, including the National Aeronautics and Space Administration (NASA), within the overall budgetary framework described above. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
Funding timeliness also remains a risk. If Congress is unable to pass appropriations bills before the beginning of the next fiscal year on October 1, 2017, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. Alternatively, Congress may fund fiscal year 2018 by passing one or more Continuing Resolutions; however, this could restrict the execution of certain program activities and delay new programs or competitions.
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Revenues	$13,418	$15,130	$6,886	$7,174
Earnings from operations	$1,627	$1,415	$890	$593
Operating margins	12.1%	9.4%	12.9%	8.3%

(Dollars in millions)	June 30 2017	December 31 2016
Contractual backlog	$44,155	$42,079
Unobligated backlog	14,185	15,055

Since our operating cycle is long-term and involves many different types of development and production contracts with varying delivery and milestone schedules, the operating results of a particular period may not be indicative of future operating results. In addition, depending on the customer and their funding sources, our orders might be structured as annual follow-on contracts, or as one large multi-year order or long-term award. As a result, period-to-period comparisons of backlog are not necessarily indicative of future workloads. The following discussions of comparative results among periods should be viewed in this context.
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
F/A-18 Models	12	14	6	6
F-15 Models	7	7	4	3
C-17 Globemaster III		4		1
CH-47 Chinook (New)	4	10	1	7
CH-47 Chinook (Renewed)	19	16	10	7
AH-64 Apache (New)	5	15	2	8
AH-64 Apache (Remanufactured)	28	18	15	7
P-8 Models	9	9	5	5
Total	84	93	43	44
Revenues
BDS revenues for the six and three months ended June 30, 2017 decreased by $1,712 million and $288 million compared with the same periods in 2016 due to lower revenues in all three segments.
Earnings From Operations
BDS earnings from operations for the six months ended June 30, 2017 increased by $212 million compared with the same period in 2016, due to higher earnings of $194 million and $69 million in the BMA and Global Services & Support (GS&S) segments, partially offset by lower earnings of $51 million in the Network & Space Systems (N&SS) segment.
BDS earnings from operations for the three months ended June 30, 2017 increased by $297 million compared with the same period in 2016 due to higher earnings of $207 million and $91 million in the BMA and GS&S segments.
Backlog
BDS total backlog was $58,340 million at June 30, 2017, reflecting an increase of 2% from December 31, 2016, primarily due to increases of $2,814 million and $646 million at BMA and GS&S, partially offset by a decrease of $2,254 million in our N&SS segment.
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

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Increase/(Decrease) to Earnings from Operations	$381	($71)	$229	($149)
Boeing Military Aircraft
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Revenues	$5,540	$6,638	$2,904	$2,979
Earnings from operations	$703	$509	$382	$175
Operating margins	12.7%	7.7%	13.2%	5.9%

(Dollars in millions)	June 30 2017	December 31 2016
Contractual backlog	$22,383	$21,415
Unobligated backlog	5,872	4,026
Revenues
BMA revenues for the six months ended June 30, 2017 decreased by $1,098 million compared with the same period in 2016 primarily due to fewer C-17 deliveries.
BMA revenues for the three months ended June 30, 2017 decreased by $75 million compared with the same period in 2016 primarily due to fewer C-17 deliveries, partially offset by higher volume and mix on several programs.
Earnings From Operations
BMA earnings from operations for the six and three months ended June 30, 2017 increased by $194 million and $207 million compared with the same periods in 2016 primarily due to lower charges on the KC-46A Tanker program, partially offset by fewer C-17 deliveries.

Net favorable cumulative contract catch-up adjustments, including reach-forward losses, in the six and three months ended June 30, 2017 were $160 million and $82 million, primarily due to vertical lift and F-15 programs. Net unfavorable adjustments were $209 million and $157 million in the six and three months ended June 30, 2016 primarily due to KC-46A Tanker charges of $300 million and $219 million.
Backlog
BMA total backlog of $28,255 million at June 30, 2017 increased by 11% from December 31, 2016, reflecting current year contract awards for the Apache, weapons and P-8 programs, partially offset by revenue recognized on contracts awarded in prior years.
Additional Considerations
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 34.
Network & Space Systems
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Revenues	$3,238	$3,545	$1,674	$1,810
Earnings from operations	$250	$301	$152	$153
Operating margins	7.7%	8.5%	9.1%	8.5%

(Dollars in millions)	June 30 2017	December 31 2016
Contractual backlog	$4,461	$5,054
Unobligated backlog	6,632	8,293
Revenues
N&SS revenues for the six months ended June 30, 2017 decreased by $307 million compared with the same period in 2016, primarily due to lower volume on the Commercial Crew program, timing of commercial satellite milestones, and lower proprietary program volume.
N&SS revenues for the three months ended June 30, 2017 decreased by $136 million compared with the same period in 2016, primarily due to the timing of commercial satellite milestones and lower volume on proprietary and Commercial Crew programs.
Earnings From Operations
N&SS earnings from operations for the six months ended June 30, 2017 decreased by $51 million compared with the same period in 2016, primarily due to lower performance on commercial satellite programs and lower earnings related to our United Launch Alliance (ULA) joint venture.
N&SS earnings from operations for the three months ended June 30, 2017 and 2016 were consistent primarily due to lower earnings related to ULA, partially offset by higher performance on a development program.
Net favorable cumulative contract catch-up adjustments increased earnings by $35 million and $54 million during the six and three months ended June 30, 2017 compared with net unfavorable adjustments in the comparable prior year periods of $21 million and $35 million which were primarily driven by a development program.

N&SS earnings from operations include equity earnings of $113 million and $37 million for the six and three months ended June 30, 2017 compared with $129 million and $88 million for the same periods in 2016, primarily from our ULA joint venture. ULA earnings in 2017 are lower than the prior year, primarily due to launch timing and the absence of favorable cumulative contract catch-up adjustments recorded in 2016.
Backlog
N&SS total backlog of $11,093 million at June 30, 2017 decreased by 17% compared with December 31, 2016. Current year contract awards more than offset revenue recognized on contracts awarded in prior years. However, adjustments to unobligated backlog recorded in 2017, related to prior years, resulted in a net decrease to total backlog.
Additional Considerations
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 4, 8 and 9 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 7 to our Condensed Consolidated Financial Statements.
Commercial Crew See the discussion Fixed-Price Development Contracts in Note 8 to our Condensed Consolidated Financial Statements.
Global Services & Support
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Revenues	$4,640	$4,947	$2,308	$2,385
Earnings from operations	$674	$605	$356	$265
Operating margins	14.5%	12.2%	15.4%	11.1%

(Dollars in millions)	June 30 2017	December 31 2016
Contractual backlog	$17,311	$15,610
Unobligated backlog	1,681	2,736
Revenues
GS&S revenues for the six months ended June 30, 2017 decreased by $307 million compared with the same period in 2016 primarily due to lower volume in several programs.
GS&S revenues for the three months ended June 30, 2017 decreased by $77 million compared with the same period in 2016 primarily due to lower Aircraft Modernization & Sustainment volume.
Earnings From Operations
GS&S earnings from operations for the six and three months ended June 30, 2017 increased by $69 million and $91 million compared with the same period in 2016, primarily due to increased performance across the segment. Net favorable cumulative contract catch-up adjustments for the six and three months ended June 30, 2017 were $27 million and $50 million higher than in the same periods in 2016.

Backlog
GS&S total backlog was $18,992 million at June 30, 2017, reflecting a 4% increase from December 31, 2016, primarily due to current year contract awards including C-17, F-15, Apache, and Chinook support programs, partially offset by revenue recognized on contracts awarded in prior years.
Boeing Capital
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Revenues	$164	$148	$72	$84
Earnings from operations	$64	$23	$25	$18
Operating margins	39%	16%	35%	21%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the six months ended June 30, 2017 increased by $16 million compared with the same period in 2016 primarily due to higher interest income driven by a larger portfolio during 2017. BCC’s revenues for the three months ended June 30, 2017 decreased by $12 million compared with the same period in 2016 primarily due to lower end-of-lease settlement payments.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the six months ended June 30, 2017 increased by $41 million compared with the same period in 2016, primarily due to lower impairment expenses and higher revenues. Earnings from operations for the three months ended June 30, 2017 increased by $7 million compared with the same period in 2016, primarily due to lower impairment expenses which more than offset lower end of lease settlement payments.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2017	December 31 2016
Customer financing and investment portfolio, net	$3,879	$4,109
Other assets, primarily cash and short-term investments	673	346
Total assets	$4,552	$4,455

Other liabilities, primarily deferred income taxes	$916	$1,007
Debt, including intercompany loans	3,029	2,864
Equity	607	584
Total liabilities and equity	$4,552	$4,455

Debt-to-equity ratio	5.0-to-1	4.9-to-1
BCC’s customer financing and investment portfolio at June 30, 2017 decreased from December 31, 2016 primarily due to $547 million of asset sales, note payoffs, and portfolio run-off, partially offset by new volume. BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2017	2016
Net earnings	$3,212	$985
Non-cash items	1,243	1,183
Changes in working capital	2,589	2,297
Net cash provided by operating activities	7,044	4,465
Net cash used by investing activities	(1,386)	(1,350)
Net cash used by financing activities	(5,774)	(5,809)
Effect of exchange rate changes on cash and cash equivalents	52	(3)
Net decrease in cash and cash equivalents	(64)	(2,697)
Cash and cash equivalents at beginning of year	8,801	11,302
Cash and cash equivalents at end of period	$8,737	$8,605
Operating Activities Net cash provided by operating activities was $7.0 billion during the six months ended June 30, 2017, compared with $4.5 billion during the same period in 2016. The increase was primarily driven by changes in working capital with higher advances more than offsetting inventory increases. Advances and progress billings increased by $4.9 billion during the six months ended June 30, 2017 and decreased by $1.2 billion during the same period in 2016. Gross inventories increased by $2.3 billion during the six months ended June 30, 2017, driven by continued investment in commercial airplane program inventory. Gross inventories decreased by $3.4 billion during the same period in 2016, primarily driven by the reclassification of 787 flight test aircraft and reach-forward losses recorded on our 747 program which did not affect 2016 operating cash flows.
Required pension contributions under the Employee Retirement Income Security Act, as well as rules governing funding of our non-US pension plans, are expected to be minimal in 2017. We plan to make contributions to our pension plans during the third quarter of $0.5 billion in cash and $3.5 billion in Boeing common stock. These contributions would exceed our previously announced plan to contribute approximately $0.5 billion to our pension plans in 2017.
Investing Activities Cash used by investing activities was $1.4 billion during the six months ended June 30, 2017, consistent with the prior year. Net contributions to investments were $0.4 billion in 2017 and insignificant in 2016. In the six months ended June 30, 2017, capital expenditures totaled $0.9 billion, down from $1.4 billion during the same period in 2016. We expect capital expenditures in 2017 to be lower than 2016.
Financing Activities Cash used by financing activities was $5.8 billion, consistent with the prior year. During the six months ended June 30, 2017, we issued $0.9 billion of debt compared with $1.3 billion in the same period in 2016. At June 30, 2017, the recorded balance of debt was $10.8 billion, of which $0.7 billion was classified as short-term. This included $3.0 billion of debt attributable to BCC, of which $0.9 billion was classified as short-term.

During the six months ended June 30, 2017 we repurchased 28.5 million shares totaling $5.0 billion through our open market share repurchase program. In addition, 0.6 million shares were transferred to us from employees for tax withholdings. At June 30, 2017, the amount available under the share repurchase plan, announced on December 12, 2016, totaled $9.0 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the six months ended June 30, 2017, we had no commercial paper borrowings outstanding. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $13.5 billion and $14.8 billion at June 30, 2017 and December 31, 2016. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At June 30, 2017, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $520 million at June 30, 2017. For additional information, see Note 8 to our Condensed Consolidated Financial Statements.

Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of certain pension and other postretirement benefit expenses that are not allocated to business segments. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to BCA. Pension costs allocated to BDS segments are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid. The unallocated pension costs recognized in earnings was a benefit of $533 million and $278 million for the six and three months ended June 30, 2017 compared with $79 million and $34 million for the same periods in 2016. The higher 2017 benefit reflects the amortization of pension benefits capitalized as inventory in prior years.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 32 of this Form 10-Q and on page 46 of our 2016 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2017	2016	2017	2016
Revenues	$43,715	$47,387	$22,739	$24,755
Earnings/(loss) from operations, as reported	$4,559	$1,369	$2,535	($419)
Operating margins	10.4%	2.9%	11.1%	(1.7)%

Unallocated pension income	($533)	($79)	($278)	($34)
Unallocated other postretirement benefit income	($105)	($84)	($45)	($35)
Unallocated pension and other postretirement benefit income	($638)	($163)	($323)	($69)
Core operating earnings/(loss) (non-GAAP)	$3,921	$1,206	$2,212	($488)
Core operating margins (non-GAAP)	9.0%	2.5%	9.7%	(2.0)%

Diluted earnings/(loss) per share, as reported	$5.22	$1.51	$2.89	($0.37)
Unallocated pension benefit income	(0.86)	(0.12)	(0.46)	(0.05)
Unallocated other postretirement benefit income	(0.17)	(0.13)	(0.07)	(0.06)
Provision for deferred income taxes on adjustments (1)	$0.36	$0.09	$0.19	$0.04
Core earnings/(loss) per share (non-GAAP)	$4.55	$1.35	$2.55	($0.44)

Weighted average diluted shares (in millions)	615.3	654.9	609.6	636.3

(1)	The income tax impact is calculated using the tax rate in effect for the non-GAAP adjustments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2016.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2017 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the second quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended June 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2017 thru 4/30/2017	4,470,551	$179.28	4,462,799	$10,700
5/1/2017 thru 5/31/2017	5,855,615	184.14	5,852,766	9,622
6/1/2017 thru 6/30/2017	3,270,002	191.31	3,251,082	9,000
Total	13,596,168	$184.27	13,566,647

(1)
We purchased an aggregate of 13,566,647 shares of our common stock in the open market pursuant to our repurchase program and 29,521 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 12, 2016, we announced a new repurchase plan for up to $14 billion of common stock, replacing the plan previously authorized in 2015.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1	Form of Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.1 to the Current Report on Form 8-K dated June 25, 2017)

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 26, 2017	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller