Form 10-Q
period 2017-09-30
BOEING CO
filed 2017-10-25
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2017, there were 595,578,523 shares of common stock, $5.00 par value, issued and outstanding.

1

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2017

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Sales of products	$60,484	$63,563	$21,825	$21,494
Sales of services	7,540	7,722	2,484	2,404
Total revenues	68,024	71,285	24,309	23,898

Cost of products	(49,856)	(55,117)	(18,050)	(17,907)
Cost of services	(5,730)	(6,163)	(1,910)	(1,983)
Boeing Capital interest expense	(53)	(46)	(27)	(14)
Total costs and expenses	(55,639)	(61,326)	(19,987)	(19,904)
	12,385	9,959	4,322	3,994
Income from operating investments, net	169	220	49	69
General and administrative expense	(2,888)	(2,617)	(915)	(923)
Research and development expense, net	(2,418)	(3,901)	(767)	(857)
Loss on dispositions, net		(10)		(1)
Earnings from operations	7,248	3,651	2,689	2,282
Other income, net	94	41	45	2
Interest and debt expense	(267)	(227)	(87)	(81)
Earnings before income taxes	7,075	3,465	2,647	2,203
Income tax (expense)/benefit	(2,010)	(201)	(794)	76
Net earnings	$5,065	$3,264	$1,853	$2,279

Basic earnings per share	$8.37	$5.09	$3.10	$3.64

Diluted earnings per share	$8.27	$5.04	$3.06	$3.60

Cash dividends paid per share	$4.26	$3.27	$1.42	$1.09

Weighted average diluted shares (millions)	612.8	647.9	606.3	632.7
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Net earnings	$5,065	$3,264	$1,853	$2,279
Other comprehensive income, net of tax:
Currency translation adjustments	121	(3)	44	(10)
Unrealized gain on certain investments, net of tax of $0, ($1), $0, and ($2)		1		2
Unrealized gain on derivative instruments:
Unrealized gain arising during period, net of tax of ($61), ($30), ($22), and ($7)	111	54	40	13
Reclassification adjustment for losses included in net earnings, net of tax of ($24), ($32), ($5), and ($8)	44	58	10	15
Total unrealized gain on derivative instruments, net of tax	155	112	50	28
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $47, $23, $16, and $8	(84)	(42)	(27)	(15)
Net actuarial gain/(loss) arising during the period, net of tax of ($1), $215, $0, and $0	3	(388)		(1)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($217), ($217), ($72), and ($72)	394	392	131	131
Settlements and curtailments included in net income, net of tax of $0, ($7), $0, and $0		14
Pension and postretirement (cost)/benefit related to our equity method investments, net of tax of $1, ($2), $0, and ($1)	(2)	4		2
Total defined benefit pension plans and other postretirement benefits, net of tax	311	(20)	104	117
Other comprehensive income, net of tax	587	90	198	137
Comprehensive loss related to noncontrolling interests	(1)	(1)		(1)
Comprehensive income, net of tax	$5,651	$3,353	$2,051	$2,415
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2017	December 31 2016
Assets
Cash and cash equivalents	$8,569	$8,801
Short-term and other investments	1,463	1,228
Accounts receivable, net	10,644	8,832
Current portion of customer financing, net	435	428
Inventories, net of advances and progress billings	43,031	43,199
Total current assets	64,142	62,488
Customer financing, net	3,039	3,773
Property, plant and equipment, net of accumulated depreciation of $17,401 and $16,883	12,712	12,807
Goodwill	5,344	5,324
Acquired intangible assets, net	2,523	2,540
Deferred income taxes	298	332
Investments	1,270	1,317
Other assets, net of accumulated amortization of $509 and $497	1,679	1,416
Total assets	$91,007	$89,997
Liabilities and equity
Accounts payable	$12,718	$11,190
Accrued liabilities	14,008	14,691
Advances and billings in excess of related costs	26,695	23,869
Short-term debt and current portion of long-term debt	988	384
Total current liabilities	54,409	50,134
Deferred income taxes	2,884	1,338
Accrued retiree health care	5,826	5,916
Accrued pension plan liability, net	15,514	19,943
Other long-term liabilities	1,449	2,221
Long-term debt	9,780	9,568
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	6,754	4,762
Treasury stock, at cost - 414,910,219 and 395,109,568 shares	(41,745)	(36,097)
Retained earnings	44,052	40,714
Accumulated other comprehensive loss	(13,036)	(13,623)
Total shareholders’ equity	1,086	817
Noncontrolling interests	59	60
Total equity	1,145	877
Total liabilities and equity	$91,007	$89,997
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2017	2016
Cash flows – operating activities:
Net earnings	$5,065	$3,264
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	151	144
Depreciation and amortization	1,487	1,364
Investment/asset impairment charges, net	75	61
Customer financing valuation expense/(benefit)	4	(5)
Loss on dispositions, net		10
Other charges and credits, net	190	219
Changes in assets and liabilities –
Accounts receivable	(1,983)	(517)
Inventories, net of advances and progress billings	254	4,334
Accounts payable	778	1,366
Accrued liabilities	112	82
Advances and billings in excess of related costs	2,828	(1,717)
Income taxes receivable, payable and deferred	1,465	(725)
Other long-term liabilities	25	(67)
Pension and other postretirement plans	(550)	144
Customer financing, net	635	(195)
Other	(96)	(95)
Net cash provided by operating activities	10,440	7,667
Cash flows – investing activities:
Property, plant and equipment additions	(1,304)	(2,014)
Property, plant and equipment reductions	30	14
Contributions to investments	(2,847)	(928)
Proceeds from investments	2,612	956
Purchase of distribution rights	(131)
Other	4	8
Net cash used by investing activities	(1,636)	(1,964)
Cash flows – financing activities:
New borrowings	876	1,323
Debt repayments	(83)	(836)
Repayments of distribution rights and other asset financing		(24)
Stock options exercised	291	192
Employee taxes on certain share-based payment arrangements	(118)	(83)
Common shares repurchased	(7,500)	(6,501)
Dividends paid	(2,575)	(2,084)
Net cash used by financing activities	(9,109)	(8,013)
Effect of exchange rate changes on cash and cash equivalents	73	(6)
Net decrease in cash and cash equivalents	(232)	(2,316)
Cash and cash equivalents at beginning of year	8,801	11,302
Cash and cash equivalents at end of period	$8,569	$8,986
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2016	$5,061	$4,834	($29,568)	$38,756	($12,748)	$62	$6,397
Net earnings				3,264		(1)	3,263
Other comprehensive income, net of tax of ($51)					90		90
Share-based compensation and related dividend equivalents		158		(15)			143
Treasury shares issued for stock options exercised, net		(30)	222				192
Treasury shares issued for other share-based plans, net		(154)	84				(70)
Common shares repurchased			(6,501)				(6,501)
Cash dividends declared ($2.18 per share)				(1,364)			(1,364)
Balance at September 30, 2016	$5,061	$4,808	($35,763)	$40,641	($12,658)	$61	$2,150

Balance at January 1, 2017	$5,061	$4,762	($36,097)	$40,714	($13,623)	$60	$877
Net earnings				5,065		(1)	5,064
Other comprehensive loss, net of tax of ($255)					587		587
Share-based compensation and related dividend equivalents		168		(18)			150
Treasury shares issued for stock options exercised, net		(80)	370				290
Treasury shares issued for other share-based plans, net		(178)	64				(114)
Treasury shares contributed to pension plans		2,082	1,418				3,500
Common shares repurchased			(7,500)				(7,500)
Cash dividends declared ($2.84 per share)				(1,709)			(1,709)
Balance at September 30, 2017	$5,061	$6,754	($41,745)	$44,052	($13,036)	$59	$1,145
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Revenues:
Commercial Airplanes	$41,263	$43,630	$14,982	$15,200
Defense, Space & Security	15,520	17,281	5,470	5,751
Global Services	10,638	10,508	3,568	3,506
Boeing Capital	234	211	70	63
Unallocated items, eliminations and other	369	(345)	219	(622)
Total revenues	$68,024	$71,285	$24,309	$23,898
Earnings from operations:
Commercial Airplanes	$3,648	$804	$1,483	$1,293
Defense, Space & Security	1,670	1,443	559	564
Global Services	1,639	1,609	506	524
Boeing Capital	87	36	23	13
Segment operating profit	7,044	3,892	2,571	2,394
Unallocated items, eliminations and other	204	(241)	118	(112)
Earnings from operations	7,248	3,651	2,689	2,282
Other income, net	94	41	45	2
Interest and debt expense	(267)	(227)	(87)	(81)
Earnings before income taxes	7,075	3,465	2,647	2,203
Income tax (expense)/benefit	(2,010)	(201)	(794)	76
Net earnings	$5,065	$3,264	$1,853	$2,279
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2016 Annual Report on Form 10-K. As described in Note 17, effective July 1, 2017, we now operate in four reportable segments: Commercial Airplanes (BCA); Defense, Space & Security (BDS), Global Services (BGS) and Boeing Capital (BCC). Amounts in prior periods have been reclassified to conform to the current period's presentation.
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
We expect adoption of the new standard will have a material impact on our income statement and balance sheet. We currently expect that most of our defense contracts at BDS and BGS that currently recognize revenue as deliveries are made or based on the attainment of performance milestones will recognize revenue under the new standard as costs are incurred. Certain military derivative aircraft contracts in our BCA business will also recognize revenue as costs are incurred. The new standard will not change the total amount of revenue recognized on these contracts, only accelerate the timing of when the revenue is recognized. We expect a corresponding acceleration in timing of cost of sales recognition for these contracts resulting in a decrease in Inventories from long-term contracts in progress upon adoption of the new standard.
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
Contract accounting is used for development and production activities predominantly by BDS and for defense contracts at BGS. Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net cumulative catch-up adjustments to prior years' earnings, including reach-forward losses, across all contracts were as follows:

	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Decrease to Earnings from Operations	($39)	($656)	($302)	($69)
Decrease to Diluted EPS	($0.05)	($0.95)	($0.35)	($0.11)
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Net earnings	$5,065	$3,264	$1,853	$2,279
Less: earnings available to participating securities	4	3	2	3
Net earnings available to common shareholders	$5,061	$3,261	$1,851	$2,276
Basic
Basic weighted average shares outstanding	605.6	641.2	598.3	625.5
Less: participating securities	0.8	1.0	0.7	0.9
Basic weighted average common shares outstanding	604.8	640.2	597.6	624.6
Diluted
Basic weighted average shares outstanding	605.6	641.2	598.3	625.5
Dilutive potential common shares(1)	7.2	6.7	8.0	7.2
Diluted weighted average shares outstanding	612.8	647.9	606.3	632.7
Less: participating securities	0.8	1.0	0.7	0.9
Diluted weighted average common shares outstanding	612.0	646.9	605.6	631.8
Net earnings per share:
Basic	$8.37	$5.09	$3.10	$3.64
Diluted	8.27	5.04	3.06	3.60

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Performance awards	4.6	7.0	3.4	6.2
Performance-based restricted stock units	0.6	2.8	0.1	3.1
Note 3 – Income Taxes
Our effective income tax rates were 28.4% and 30.0% for the nine and three months ended September 30, 2017 and 5.8% and (3.4)% for the same periods in the prior year. The effective tax rate of 30.0% for the third quarter of 2017 is higher than the nine-month rate primarily due to lower discrete tax benefits in the third quarter compared with the first and second quarters of 2017. The 2017 effective tax rates are higher than the prior year primarily due to discrete tax benefits recorded in the third quarter of 2016 related to tax basis adjustments of $440 and the settlement of the 2011-2012 federal tax audit of $177. Additionally, 2017 year-to-date and projected pre-tax earnings are higher compared to prior year. Furthermore, higher share-based compensation tax benefits were recognized for the nine and three month periods of 2017 compared with the prior year.

Federal income tax audits have been settled for all years prior to 2013. The Internal Revenue Service (IRS) is currently examining the 2013-2014 tax years. We are also subject to examination in major state and international jurisdictions for the 2001-2016 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 4 – Inventories
Inventories consisted of the following:

	September 30 2017	December 31 2016
Long-term contracts in progress	$13,608	$12,801
Commercial aircraft programs	52,871	52,048
Commercial spare parts, used aircraft, general stock materials and other	6,068	5,446
Inventory before advances and progress billings	72,547	70,295
Less advances and progress billings	(29,516)	(27,096)
Total	$43,031	$43,199
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $120 (net of advances of $187 and $220) at September 30, 2017 and December 31, 2016. See indemnifications to ULA in Note 9.
Included in inventories are capitalized precontract costs of $847 and $729 primarily related to KC-46A Tanker and C-17 at September 30, 2017 and December 31, 2016.
Commercial Aircraft Programs
At September 30, 2017 and December 31, 2016, commercial aircraft programs inventory included the following amounts related to the 787 program: $31,664 and $32,501 of work in process (including deferred production costs of $25,948 and $27,308), $2,745 and $2,398 of supplier advances, and $3,334 and $3,625 of unamortized tooling and other non-recurring costs. At September 30, 2017, $22,584 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $6,698 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At September 30, 2017 and December 31, 2016, commercial aircraft programs inventory included $173 and $284 of unamortized tooling costs related to the 747 program. At September 30, 2017, $163 of unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $10 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. At September 30, 2017, the program accounting quantity has 18 undelivered aircraft, including one already completed aircraft that has not been sold and is being remarketed.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,951 and $3,117 at September 30, 2017 and December 31, 2016.

Note 5 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	September 30 2017	December 31 2016
Financing receivables:
Investment in sales-type/finance leases	$1,400	$1,482
Notes	762	807
Total financing receivables	2,162	2,289
Operating lease equipment, at cost, less accumulated depreciation of $361 and $359	1,327	1,922
Gross customer financing	3,489	4,211
Less allowance for losses on receivables	(14)	(10)
Total	$3,475	$4,201
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At September 30, 2017 and December 31, 2016, we individually evaluated for impairment customer financing receivables of $50 and $55, of which $39 and $44 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
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
Our financing receivable balances by internal credit rating category are shown below:

Rating categories	September 30 2017	December 31 2016
BBB	$1,200	$1,324
BB	508	538
B	405	383
CCC	49	44
Total carrying value of financing receivables	$2,162	$2,289
At September 30, 2017, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 16.8%, 8.1% and 1.0%, respectively, to the exposure associated with those receivables.
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

The majority of customer financing carrying values are concentrated in the following aircraft models:

	September 30 2017	December 31 2016
717 Aircraft ($274 and $301 accounted for as operating leases)	$1,114	$1,282
747-8 Aircraft ($769 and $1,086 accounted for as operating leases)	769	1,111
MD-80 Aircraft (accounted for as sales-type finance leases)	236	259
757 Aircraft ($39 and $43 accounted for as operating leases)	233	246
747-400 Aircraft ($94 and $149 accounted for as operating leases)	178	149
777 Aircraft ($13 and $0 accounted for as operating leases)	166	165
767 Aircraft ($27 and $85 accounted for as operating leases)	103	170
737 Aircraft ($94 and $103 accounted for as operating leases)	99	103
Note 6 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2017	December 31 2016
Equity method investments (1)	$1,226	$1,242
Time deposits	858	665
Available-for-sale investments	513	537
Restricted cash & cash equivalents(2)	106	68
Other investments	30	33
Total	$2,733	$2,545

(1)	Dividends received were $195 and $47 for the nine and three months ended September 30, 2017 and $249 and $83 during the same periods in the prior year.

(2)	Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Note 7 – Other Assets
Sea Launch
At September 30, 2017 and December 31, 2016, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia (RSC Energia) – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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

Spirit AeroSystems
As of September 30, 2017 and December 31, 2016, Other assets included $143 of receivables related to indemnifications from Spirit AeroSystems, Inc. (Spirit) for costs incurred related to pension and retiree medical obligations of former Boeing employees who were subsequently employed by Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in the Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. In the second quarter of 2017, the court ruled against Boeing and denied our claim. After a court ruling on legal fees, Boeing plans to appeal to the Delaware Supreme Court and we believe we have substantial arguments on appeal. We expect to fully recover from Spirit.
Note 8 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the nine months ended September 30, 2017 and 2016.

	2017	2016
Beginning balance – January 1	$562	$566
Reductions for payments made	(25)	(33)
Changes in estimates	6	43
Ending balance – September 30	$543	$576
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2017 and December 31, 2016, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $873 and $857.
Product Warranties
The following table summarizes product warranty activity recorded during the nine months ended September 30, 2017 and 2016.

	2017	2016
Beginning balance – January 1	$1,414	$1,485
Additions for current year deliveries	183	293
Reductions for payments made	(193)	(258)
Changes in estimates	(213)	(103)
Ending balance – September 30	$1,191	$1,417
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
Trade-in commitment agreements at September 30, 2017 have expiration dates from 2017 through 2026. At September 30, 2017, and December 31, 2016 total contractual trade-in commitments were $1,676 and $1,485. As of September 30, 2017 and December 31, 2016, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $94 and $126 and the fair value of the related trade-in aircraft was $94 and $126.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $13,106 and $14,847 as of September 30, 2017 and December 31, 2016. The estimated earliest potential funding dates for these commitments as of September 30, 2017 are as follows:

Total
October through December 2017	$305
2018	3,439
2019	3,437
2020	1,862
2021	1,585
Thereafter	2,478
$13,106
As of September 30, 2017, all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,656 and $4,701 as of September 30, 2017 and December 31, 2016.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of September 30, 2017, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 4.
F/A-18
At September 30, 2017, our backlog included 31 F/A-18 aircraft under contract with the U.S. Navy. We have begun work or authorized suppliers to begin working on aircraft beyond those already in backlog in anticipation of future orders. At September 30, 2017, we had $94 of capitalized precontract costs and $733 of potential termination liabilities to suppliers associated with F/A-18 aircraft not yet on order.

United States Government Defense Environment Overview
In May 2017, the U.S. administration submitted its fiscal year 2018 budget request, which calls for funding the U.S. Department of Defense (U.S. DoD) base budget at a level that is $52 billion or 10% above the spending caps in the Budget Control Act of 2011 (The Act). In addition, three of the four congressional defense oversight committees have endorsed a U.S. DoD budget topline that is higher than the administration’s fiscal year 2018 request. However, The Act, which mandates limits on U.S. government discretionary spending, remains in effect through fiscal year 2021. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless The Act is repealed or significantly modified by Congress.
Funding timeliness also remains a risk. In September 2017, a Continuing Resolution was enacted that extends U.S. government funding at fiscal year 2017 rates through December 8, 2017. If Congress is unable to pass appropriations bills before the expiration of the current Continuing Resolution, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD, the Department of Transportation, or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. Alternatively, Congress may fund the remainder of fiscal year 2018 by passing one or more Continuing Resolutions; however, this could restrict the execution of certain program activities and delay new programs or competitions.
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
BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, U.S. Air Force (USAF) KC-46A Tanker, and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, during the first and third quarters of 2017, we recorded additional reach-forward losses totalling $471 on the KC-46A Tanker program. Moreover, this and our other fixed-price development programs remain subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays, or increased costs.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2016, the USAF authorized low rate initial production (LRIP) lots for 7 and 12 aircraft valued at $2.8 billion. In January 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. At September 30, 2017, we had approximately $320 of capitalized precontract costs and $735 of potential termination liabilities to suppliers.
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
747 Program
Lower-than-expected demand for large commercial passenger and freighter aircraft have continued to drive market uncertainties, pricing pressures and fewer orders than anticipated. We are currently producing at a rate of 0.5 aircraft per month. The program accounting quantity includes aircraft scheduled to be produced through 2019. We remain focused on obtaining additional orders and implementing cost-reduction efforts. We are currently evaluating several scenarios, including sales campaigns that may determine how long we continue the 747 program. If we are unable to obtain sufficient orders and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material. Depending on market conditions, it is reasonably possible that we could decide to end production of the 747.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2017	December 31 2016	September 30 2017	December 31 2016	September 30 2017	December 31 2016
Contingent repurchase commitments	$1,393	$1,306	$1,393	$1,306	$11	$9
Indemnifications to ULA:
Contributed Delta program launch inventory	72	77
Contract pricing	261	261			7	7
Other Delta contracts	191	216				5
Credit guarantees	111	29	64	27	7	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,288 of the $1,360 of inventory that was contributed by us and has yet to consume $72. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,505 through September 30, 2017. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $48 of net indemnification payments to ULA.

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
Note 10 – Debt
On February 16, 2017, we issued $900 of fixed rate senior notes consisting of $300 due March 1, 2022 that bear an annual interest rate of 2.125%, $300 due March 1, 2027 that bear an annual interest rate of 2.8%, and $300 due March 1, 2047 that bear an annual interest rate of 3.65%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $871, after deducting underwriting discounts, commissions and offering expenses.

Note 11 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2017	2016	2017	2016
Service cost	$301	$488	$100	$162
Interest cost	2,243	2,287	747	761
Expected return on plan assets	(2,883)	(2,998)	(961)	(1,000)
Amortization of prior service (credits)/costs	(29)	29	(9)	9
Recognized net actuarial loss	603	592	201	198
Settlement/curtailment/other losses	1	39		6
Net periodic benefit cost	$236	$437	$78	$136
Net periodic benefit cost included in Earnings from operations	$534	$1,545	$100	$453

	Nine months ended September 30		Three months ended September 30
Other Postretirement Benefits	2017	2016	2017	2016
Service cost	$80	$96	$27	$32
Interest cost	171	196	57	66
Expected return on plan assets	(5)	(6)	(1)	(2)
Amortization of prior service credits	(102)	(94)	(34)	(32)
Recognized net actuarial loss	8	17	2	5
Net periodic benefit cost	$152	$209	$51	$69
Net periodic benefit cost included in Earnings from operations	$201	$213	$58	$63
Required pension contributions under the Employee Retirement Income Security Act, as well as rules governing funding of our non-US pension plans, are minimal in 2017. During the third quarter of 2017, we contributed $500 in cash and $3,500 in shares of our common stock. These contributions exceed our previously announced plan to contribute approximately $500 to our pension plans in 2017.
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

Performance Awards
On February 27, 2017, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2019. At September 30, 2017, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $353.
Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the nine and three months ended September 30, 2017 and 2016 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2016	($39)		($197)	($12,512)		($12,748)
Other comprehensive (loss)/income before reclassifications	(3)	1	54	(384)		(332)
Amounts reclassified from AOCI			58	364	(2)	422
Net current period Other comprehensive (loss)/income	(3)	1	112	(20)		90
Balance at September 30, 2016	($42)	$1	($85)	($12,532)		($12,658)

Balance at January 1, 2017	($143)	($2)	($127)	($13,351)		($13,623)
Other comprehensive income before reclassifications	121		111	1		233
Amounts reclassified from AOCI			44	310	(2)	354
Net current period Other comprehensive income	121		155	311		587
Balance at September 30, 2017	($22)	($2)	$28	($13,040)		($13,036)

Balance at June 30, 2016	($32)	($1)	($113)	($12,649)		($12,795)
Other comprehensive (loss)/income before reclassifications	(10)	2	13	1		6
Amounts reclassified from AOCI			15	116	(2)	131
Net current period Other comprehensive (loss)/income	(10)	2	28	117		137
Balance at September 30, 2016	($42)	$1	($85)	($12,532)		($12,658)

Balance at June 30, 2017	($66)	($2)	($22)	($13,144)		($13,234)
Other comprehensive income before reclassifications	44		40			84
Amounts reclassified from AOCI			10	104	(2)	114
Net current period Other comprehensive income	44		50	104		198
Balance at September 30, 2017	($22)	($2)	$28	($13,040)		($13,036)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the nine and three months ended September 30, 2016 totaling $392 and $131 (net of tax of ($217) and ($72)) and for the nine and three months ended September 30, 2017 totaling $394 and $131 (net of tax of ($217) and ($72)). These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs.

Note 14 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2024. We use commodity derivatives, such as fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2020.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2017	December 31 2016	September 30 2017	December 31 2016	September 30 2017	December 31 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,496	$2,584	$117	$34	($70)	($225)
Interest rate contracts	125	125	4	6
Commodity contracts	41	53	2	7	(6)	(5)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	479	465	22	21	(9)	(17)
Commodity contracts	557	648
Total derivatives	$3,698	$3,875	$145	$68	($85)	($247)
Netting arrangements			(64)	(45)	64	45
Net recorded balance			$81	$23	($21)	($202)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income and Net earnings were as follows:

	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Effective portion recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	$116	$55	$40	$14
Commodity contracts	(5)	(1)		(1)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(43)	(52)	(11)	(14)
Commodity contracts	(1)	(6)	1	(1)
Forward points recognized in Other income, net:
Foreign exchange contracts	3	8	1	4
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	6	2	1	2
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $22 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the nine and three months ended September 30, 2017 and 2016.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at September 30, 2017 was $19. At September 30, 2017, there was no collateral posted related to our derivatives.

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

	September 30, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	2,042	$2,042		$2,858	$2,858
Available-for-sale investments:
Commercial paper	59		$59	162		$162
Corporate notes	392		392	271		271
U.S. government agencies	47		47	63		63
Other	15	15		46	46
Derivatives	81		81	23		23
Total assets	$2,636	$2,057	$579	$3,423	$2,904	$519
Liabilities
Derivatives	($21)		($21)	($202)		($202)
Total liabilities	($21)		($21)	($202)		($202)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2017		2016
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$89	($31)	$54	($31)
Investments	1	(30)
Property, plant and equipment	8	(2)		(5)
Acquired intangible assets	14	(1)	12	(10)
Total	$112	($64)	$66	($46)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2017, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$89	Market approach	Aircraft value publications	$141 - $190(1) Median $166
			Aircraft condition adjustments	($77) - $0(2) Net ($77)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2017
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$762	$771		$771
Liabilities
Debt, excluding capital lease obligations	(10,635)	(12,180)		(12,075)	($105)

	December 31, 2016
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$807	$803		$803
Liabilities
Debt, excluding capital lease obligations	(9,815)	(11,209)		(11,078)	($131)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2017 and December 31, 2016. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Effective July 1, 2017, we now operate in four reportable segments: BCA, BDS, BGS, and BCC. The new segment, BGS, brings together the Commercial Aviation Services businesses, previously included in the BCA segment, and certain BDS businesses (primarily those previously included in the Global Services & Support segment). Prior year numbers have been revised to conform to the current segment presentation.
BCA develops, produces and markets commercial jet aircraft, principally to the commercial airline industry worldwide.
BDS is engaged in the research, development, production and modification of the following products and related services: manned and unmanned military aircraft and weapons systems, surveillance and engagement, strategic defense and intelligence systems, satellite systems and space exploration.
BGS provides parts, maintenance, modifications, logistics support, training, data analytics and information-based services to commercial and government customers worldwide.
BCC facilitates, arranges, structures and provides selective financing solutions for our Boeing customers.
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations, intercompany guarantees provided to BCC and eliminations of certain sales between segments. Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Commercial Airplanes	$1,224	$1,668	$325	$949
Global Services	38	53	12	17
Boeing Capital	23	13	13	4
Total	$1,285	$1,734	$350	$970

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Share-based plans	($67)	($50)	($21)	($9)
Deferred compensation	(174)	(38)	(78)	(33)
Amortization of previously capitalized interest	(72)	(71)	(21)	(23)
Eliminations and other unallocated items	(437)	(333)	(78)	(135)
Sub-total	(750)	(492)	(198)	(200)
Pension	808	129	275	50
Postretirement	146	122	41	38
Pension and Postretirement	954	251	316	88
Total	$204	($241)	$118	($112)
Unallocated Pension and Other Postretirement Benefit Expense
Unallocated pension and other postretirement benefit expense represent the portion of pension and other postretirement benefit costs that are not recognized by business segments for segment reporting purposes. Pension costs, comprising GAAP service and prior service costs, are allocated to BCA and the commercial operations at BGS. Pension costs are allocated to BDS and BGS businesses supporting government customers using U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. These costs are allocable to government contracts. Other postretirement benefit costs are allocated to business segments based on CAS, which is generally based on benefits paid.
Assets
Segment assets are summarized in the table below:

	September 30 2017	December 31 2016
Commercial Airplanes	$46,755	$46,745
Defense, Space & Security	15,279	14,123
Global Services	12,144	11,490
Boeing Capital	3,530	4,139
Unallocated items, eliminations and other	13,299	13,500
Total	$91,007	$89,997
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held centrally as well as intercompany eliminations.

Goodwill
Segment goodwill balances are summarized in the table below:

	September 30, 2017	December 31, 2016
Commercial Airplanes	$992	$992
Defense, Space & Security	2,860	2,854
Global Services	1,492	1,478
Total	$5,344	$5,324
As a result of the change in our reportable segments, we reallocated goodwill to our new reporting units using a relative fair value approach. We evaluated goodwill for impairment at July 1, 2017 and determined that no impairment existed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the related condensed consolidated statements of cash flows and equity for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.
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
October 25, 2017

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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Revenues	$68,024	$71,285	$24,309	$23,898

GAAP
Earnings from operations	$7,248	$3,651	$2,689	$2,282
Operating margins	10.7%	5.1%	11.1%	9.5%
Effective income tax rate	28.4%	5.8%	30.0%	(3.4)%
Net earnings	$5,065	$3,264	$1,853	$2,279
Diluted earnings per share	$8.27	$5.04	$3.06	$3.60

Non-GAAP (1)
Core operating earnings	$6,294	$3,400	$2,373	$2,194
Core operating margins	9.3%	4.8%	9.8%	9.2%
Core earnings per share	$7.26	$4.79	$2.72	$3.51

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 45 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Commercial Airplanes	$41,263	$43,630	$14,982	$15,200
Defense, Space & Security	15,520	17,281	5,470	5,751
Global Services	10,638	10,508	3,568	3,506
Boeing Capital	234	211	70	63
Unallocated items, eliminations and other	369	(345)	219	(622)
Total	$68,024	$71,285	$24,309	$23,898
Revenues for the nine months ended September 30, 2017 decreased by $3,261 million compared with the same period in 2016. Commercial Airplanes (BCA) revenues decreased by $2,367 million primarily due to fewer deliveries and Defense, Space & Security (BDS) revenues decreased by $1,761 million primarily due to fewer C-17 deliveries. The decrease in revenue at BCA and BDS for the nine-month period was partially offset by changes in unallocated items and eliminations, which primarily reflect the timing of eliminations for intercompany aircraft deliveries and the sale of aircraft previously leased to customers.
Revenues for the three months ended September 30, 2017 increased by $411 million compared with the same period in 2016. BCA revenues decreased by $218 million primarily driven by the mix of airplane deliveries - revenues from higher single aisle deliveries were more than offset by lower twin aisle deliveries. BDS revenues decreased by $281 million due to lower revenues on the KC-46A Tanker program and the mix of deliveries on the Chinook, Apache and F-15 programs, partially offset by higher volume on various weapons programs. The decrease in revenue at BCA and BDS for the three-month period was more than offset by changes in unallocated items and eliminations, which primarily reflect the timing of eliminations for intercompany aircraft deliveries and the sale of aircraft previously leased to customers.
Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Commercial Airplanes	$3,648	$804	$1,483	$1,293
Defense, Space & Security	1,670	1,443	559	564
Global Services	1,639	1,609	506	524
Boeing Capital	87	36	23	13
Unallocated pension and other postretirement benefit income	954	251	316	88
Other unallocated items and eliminations	(750)	(492)	(198)	(200)
Earnings from operations (GAAP)	$7,248	$3,651	$2,689	$2,282
Unallocated pension and other postretirement benefit income	(954)	(251)	(316)	(88)
Core operating earnings (Non-GAAP)	$6,294	$3,400	$2,373	$2,194
Earnings from operations for the nine months ended September 30, 2017 increased by $3,597 million compared with the same period in 2016, primarily due to higher earnings at BCA and BDS and higher unallocated pension income, which more than offset other unallocated items and eliminations. BCA's 2017 earnings reflect lower reach-forward losses on the KC-46A Tanker program, as well as the absence of 747 program reach-forward losses and reclassification of 787 flight test aircraft inventory costs of $1,235 million to research and development expense.
Earnings from operations for the nine months ended September 30, 2017 included reach-forward losses related to the KC-46A Tanker program of $471 million, of which $374 million was recorded at BCA and $97 million was recorded at BDS. During the nine months ended September 30, 2016 we recorded reach-forward losses of $1,258 million related to the 747 program at BCA, and reach-forward losses of $816 million on the KC-46A Tanker program of which $529 million was recorded at BCA and $287 million at BDS.
Earnings from operations for the three months ended September 30, 2017 increased by $407 million compared with the same period in 2016, primarily due to higher earnings at BCA and higher unallocated pension income, which more than offset reach-forward losses on the KC-46A Tanker program. During the third quarter of 2017, we recorded reach-forward losses of $256 million at BCA and $73 million at BDS related to the KC-46A Tanker program.
Core operating earnings for the nine months ended September 30, 2017 increased by $2,894 million compared with the same period in 2016 primarily due to lower reach-forward losses and the $1,235 million of research and development expense associated with the 787 flight test aircraft reclassification recorded in 2016. Core operating earnings for the three months ended September 30, 2017 increased $179 million compared with the same period in 2016 primarily due to higher earnings at BCA.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Share-based plans	($67)	($50)	($21)	($9)
Deferred compensation	(174)	(38)	(78)	(33)
Eliminations and other unallocated items	(509)	(404)	(99)	(158)
Sub-total (included in core operating earnings*)	(750)	(492)	(198)	(200)
Pension	808	129	275	50
Postretirement	146	122	41	38
Pension and other postretirement benefit income(excluded from core operating earnings*)	954	251	316	88
Total	$204	($241)	$118	($112)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and postretirement benefit expense. See page 45.
The deferred compensation expense increased by $136 million and $45 million for the nine and three months ended September 30, 2017 compared with the same periods in 2016 primarily driven by increases in our stock price and broad market conditions.
Eliminations and other unallocated items increased by $105 million for the nine months ended September 30, 2017, and decreased by $59 million for the three months ended September 30, 2017 compared with the same periods in 2016 primarily due to the timing of expense allocations and the elimination of profit on intercompany aircraft deliveries.
The components of net periodic benefit cost are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2017	2016	2017	2016
Service cost	$301	$488	$100	$162
Interest cost	2,243	2,287	747	761
Expected return on plan assets	(2,883)	(2,998)	(961)	(1,000)
Amortization of prior service (credits)/costs	(29)	29	(9)	9
Recognized net actuarial loss	603	592	201	198
Settlement/curtailment/other losses	1	39		6
Net periodic benefit cost	$236	$437	$78	$136
The decrease in net periodic pension benefit cost for the nine and three months ended September 30, 2017 of $201 million and $58 million compared with the same periods in 2016 is primarily due to lower service costs due to the transition of additional employees to defined contribution retirement savings plans.

A portion of net periodic benefit cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2017	2016	2017	2016
Allocated to business segments	($1,342)	($1,674)	($375)	($503)
Unallocated items, Eliminations and other	808	129	275	50
Total	($534)	($1,545)	($100)	($453)
The higher unallocated pension benefit recognized in earnings reflects the amortization of pension benefits capitalized as inventory in prior years.
Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Earnings from operations	$7,248	$3,651	$2,689	$2,282
Other income, net	94	41	45	2
Interest and debt expense	(267)	(227)	(87)	(81)
Earnings from operations	7,075	3,465	2,647	2,203
Income tax (expense)/benefit	(2,010)	(201)	(794)	76
Net earnings from continuing operations	$5,065	$3,264	$1,853	$2,279
Other income, net increased by $53 million and $43 million during the nine and three months ended September 30, 2017, primarily due to higher gains from foreign exchange and interest income.
For discussion related to Income Taxes, see Note 3 to our Condensed Consolidated Financial Statements.
Total Costs and Expenses (“Cost of Sales”)
Cost of sales, for both products and services, consists primarily of raw materials, parts, sub-assemblies, labor, overhead and subcontracting costs. Our BCA segment predominantly uses program accounting to account for cost of sales while BDS predominantly uses contract accounting. BGS uses contract accounting for portions of its business. Under program accounting, cost of sales for each commercial airplane program equals the product of (i) revenue recognized in connection with customer deliveries and (ii) the estimated cost of sales percentage applicable to the total remaining program. Under contract accounting, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized. The following table summarizes cost of sales:

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2017	2016	Change	2017	2016	Change
Cost of sales	$55,639	$61,326	($5,687)	$19,987	$19,904	$83
Cost of sales as a % of Revenues	81.8%	86.0%	(4.2%)	82.2%	83.3%	(1.1)%
Cost of sales for the nine months ended September 30, 2017 decreased by $5,687 million, or 9.3% compared with the same period in 2016, primarily due to lower volume and lower reach-forward losses. Cost of sales for the three months ended September 30, 2017 increased by $83 million compared with the same period in 2016, primarily due to higher reach-forward losses.

Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Commercial Airplanes	$1,755	$3,152	$538	$633
Defense, Space & Security	599	666	207	201
Global Services	101	126	38	41
Other	(37)	(43)	(16)	(18)
Total	$2,418	$3,901	$767	$857
Research and development expense for the nine months ended September 30, 2017 decreased by $1,483 million compared with the same period in 2016. The decrease at BCA is primarily due to the reclassification of $1,235 million of costs from inventory in the second quarter of 2016 related to the fourth and fifth 787 flight test aircraft as well as lower spending on the 737 MAX and 787-10. The decrease of $90 million during the three months ended September 30, 2017 is primarily attributable to lower spending at BCA on the 737 MAX and 777X.
Backlog The following table summarizes our backlog:

Total Backlog (Dollars in millions)	September 30 2017	December 31 2016
Commercial Airplanes	$412,185	$413,036
Defense, Space & Security	$45,852	$44,825
Global Services	$16,251	$15,631
Total Backlog	$474,288	$473,492

Contractual backlog	$459,871	$458,277
Unobligated backlog	14,417	15,215
Total Backlog	$474,288	$473,492
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase during the nine months ended September 30, 2017 was primarily due to orders and funding in excess of deliveries.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease during the nine months ended September 30, 2017 was primarily due to reclassifications to contractual backlog related to BDS and BGS contracts, partially offset by contract awards.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. The EMD contract is currently in the certification and flight testing phases. In 2015, we began work on low rate initial production (LRIP) aircraft for the USAF. During the third quarter of 2016, following our achievement of key flight testing milestones, the USAF authorized two LRIP lots for 7 and 12 aircraft valued at $2.8 billion. On January 27, 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. We now expect 18 fully operational aircraft to be delivered in 2018.

During 2016, we recorded reach-forward losses of $1,128 million related to the EMD contract and LRIP aircraft. During the first quarter of 2017, we recorded further reach-forward losses of $142 million primarily reflecting higher estimated costs associated with certification and incorporating changes into LRIP aircraft. During the third quarter of 2017, we recorded additional reach-forward losses of $329 million, primarily reflecting further increases in estimated costs associated with certification and incorporating changes into LRIP aircraft. As with any development program, this program remains subject to additional reach-forward losses or delivery delays if we experience further production, technical or quality issues, delays in certification and/or flight testing.
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
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Revenues	$41,263	$43,630	$14,982	$15,200
Earnings from operations:	$3,648	$804	$1,483	$1,293
Operating margins	8.8%	1.8%	9.9%	8.5%
Revenues
Revenues for the nine months ended September 30, 2017 decreased by $2,367 million, or 5%, compared with the same period in 2016 primarily due to fewer deliveries. Revenues for the three months ended September 30, 2017 decreased by $218 million, compared with the same period in 2016 primarily due to delivery mix, with fewer twin aisle deliveries more than offsetting the impact of higher single aisle deliveries.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	†	767	777	787	Total
Deliveries during the first nine months of 2017	381	(13)	8	(1)	7	58	100	554
Deliveries during the first nine months of 2016	368	(15)	8	(3)	10	73	104	563
Deliveries during the third quarter of 2017	145	(4)	4		2	16	35	202
Deliveries during the third quarter of 2016	120	(6)	5	(3)	5	22	36	188
Cumulative deliveries as of 9/30/2017	6,584		1,536		1,103	1,518	600
Cumulative deliveries as of 12/31/2016	6,203		1,528		1,096	1,460	500
*     Intercompany deliveries identified by parentheses

†	Aircraft accounted for as revenues by BCA and as operating leases in consolidation identified by parentheses
Earnings From Operations
Earnings from operations for the nine months ended September 30, 2017 increased by $2,844 million compared with the same period in 2016 primarily due to lower reach-forward losses, lower research and development costs and improved margins reflecting favorable cost performance, which more than offset the impact of lower revenues.
Reach-forward losses for the nine months ended September 30, 2017 and 2016 include $374 million and $529 million related to the KC-46A Tanker program. In addition, reach-forward losses for the nine months ended September 30, 2016 include $1,258 million related to the 747 program. Research and development expense in 2016 reflects the reclassification from inventory of $1,235 million related to the fourth and fifth 787 flight test aircraft.
Earnings from operations for the three months ended September 30, 2017 increased by $190 million compared with the same period in 2016, primarily due to favorable cost performance and higher margins on the 787 program, partially offset by a $256 million reach-forward loss related to KC-46A Tanker program. The higher margin on the 787 program reflected the increase in the accounting quantity from 1,300 to 1,400 and improved cost performance.
Backlog
BCA total backlog decreased from $413,036 million as of December 31, 2016 to $412,185 million at September 30, 2017 primarily due to deliveries in excess of orders.

Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 9/30/2017	737	747*	767	777	777X	787
Program accounting quantities	9,600	1,555	1,171	1,625	**	1,400
Undelivered units under firm orders	4,431	17	101	101	326	683
Cumulative firm orders	11,015	1,553	1,204	1,619	326	1,283

	Program
As of 12/31/2016	737	747	767	777	777X	787
Program accounting quantities	9,000	1,555	1,159	1,625	***	1,300
Undelivered units under firm orders	4,452	28	93	136	306	700
Cumulative firm orders	10,655	1,556	1,189	1,596	306	1,200

*	At September 30, 2017, the 747 accounting quantity has 18 undelivered aircraft, including one already completed aircraft that has not been sold and is being remarketed.

**	The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended September 30, 2017 and by 600 units during the nine months ended September 30, 2017 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 47 per month and plan to increase to 52 per month in 2018. We plan to further increase the rate to 57 per month in 2019. We delivered the first 737 MAX 8 in May 2017 and announced the launch of the 737 MAX 10 in June 2017.
747 Program Lower-than-expected demand for large commercial passenger and freighter aircraft have continued to drive market uncertainties, pricing pressures and fewer orders than anticipated. We are currently producing at a rate of 0.5 aircraft per month. The program accounting quantity includes aircraft scheduled to be produced through 2019. We remain focused on obtaining additional orders and implementing cost-reduction efforts. We are currently evaluating several scenarios, including sales campaigns that may determine how long we continue the 747 program. If we are unable to obtain sufficient orders and/or market, production and other risks cannot be mitigated, we could record additional losses that may be material. Depending on market conditions, it is reasonably possible that we could decide to end production of the 747.
767 Program The accounting quantity for the 767 program increased by 12 units during the three months ended September 30, 2017 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes a 767 derivative to support the tanker program. The combined tanker and commercial production rate increased from 2 per month to 2.5 per month in the third quarter of 2017.
777 Program We implemented a planned production rate decrease from 8.3 per month to 7 per month during the first quarter of 2017. We further reduced the rate to 5 per month in the third quarter of 2017. In the fourth quarter of 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program The accounting quantity for the 787 program increased by 100 units during the three months ended September 30, 2017 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 12 per month and plan to increase to 14 per month in 2019. First delivery of the 787-10 derivative aircraft is targeted for 2018.

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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
In May 2017, the U.S. administration submitted its fiscal year 2018 budget request, which calls for funding the U.S. Department of Defense (U.S. DoD) base budget at a level that is $52 billion or 10% above the spending caps in the Budget Control Act of 2011 (The Act). In addition, three of the four congressional defense oversight committees have endorsed a U.S. DoD budget topline that is higher than the administration’s fiscal year 2018 request. However, The Act, which mandates limits on U.S. government discretionary spending, remains in effect through fiscal year 2021. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless The Act is repealed or significantly modified by Congress.
Funding timeliness also remains a risk. In September 2017, a Continuing Resolution was enacted that extends U.S. government funding at fiscal year 2017 rates through December 8, 2017. If Congress is unable to pass appropriations bills before the expiration of the current Continuing Resolution, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD, the Department of Transportation, or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. Alternatively, Congress may fund the remainder of fiscal year 2018 by passing one or more Continuing Resolutions; however, this could restrict the execution of certain program activities and delay new programs or competitions.
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

Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Revenues	$15,520	$17,281	$5,470	$5,751
Earnings from operations	$1,670	$1,443	$559	$564
Operating margins	10.8%	8.4%	10.2%	9.8%
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
F/A-18 Models	18	20	6	6
F-15 Models	11	11	4	4
C-17 Globemaster III		4
CH-47 Chinook (New)	6	17	2	7
CH-47 Chinook (Renewed)	28	23	9	7
AH-64 Apache (New)	8	25	3	10
AH-64 Apache (Remanufactured)	43	27	15	9
P-8 Models	14	13	5	4
Total	128	140	44	47
Revenues
BDS revenues for the nine months ended September 30, 2017 decreased by $1,761 million compared with the same period in 2016 primarily due to fewer C-17 deliveries and the mix of deliveries on the Apache and F-15 programs. The decrease was partially offset by higher volume on various weapons programs.
BDS revenues for the three months ended September 30, 2017 decreased by $281 million compared with the same period in 2016. The decrease was primarily due to lower revenues related to KC-46A Tanker program milestones and delivery mix on the Chinook, Apache and F-15 programs, partially offset by higher volume on various weapons programs.
Earnings From Operations
BDS earnings from operations for the nine months ended September 30, 2017 increased by $227 million compared with the same period in 2016 primarily due to lower charges on the KC-46A Tanker and Commercial Crew programs, which more than offset the impact of fewer C-17 deliveries and Apache delivery mix. BDS recorded charges related to the KC-46A Tanker program of $97 million and $287 million in the nine months ended September 30, 2017 and 2016. BDS recorded a charge of $162 million on the Commercial Crew program in the nine months ended September 30, 2016.

BDS earnings from operations for the three months ended September 30, 2017 remained largely consistent with the same period in 2016. Third quarter 2017 includes a $73 million charge on the KC-46A Tanker program and third quarter 2016 includes a charge of $162 million on the Commercial Crew program. Lower 2017 revenues and earnings from United Launch Alliance (ULA) also contributed to the year over year change.
BDS earnings from operations include equity earnings of $151 million and $38 million for the nine and three months ended September 30, 2017 compared to $177 million and $53 million for the same periods in 2016 primarily from our ULA joint venture.
Backlog
Total backlog increased from $44,825 million at December 31, 2016 to $45,852 million as of September 30, 2017 primarily due to current year contract awards for the Apache and weapons programs, partially offset by revenue recognized on contracts awarded in prior years.
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

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Increase/(Decrease) to Earnings from Operations	$182	$(289)	(68)	$(69)
Net favorable cumulative contract adjustments, including reach-forward losses, in the nine months ended September 30, 2017 were primarily due to vertical lift and F-15 programs, partially offset by the KC-46A Tanker charges. Net unfavorable adjustments in the nine months ended September 30, 2016 were primarily due to the KC-46A Tanker and Commercial Crew charges.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 34.
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 4, 8 and 9 of our Condensed Consolidated Financial Statements.

Sea Launch See the discussion of the Sea Launch receivables in Note 7 to our Condensed Consolidated Financial Statements.
Commercial Crew See the discussion of Fixed-Price Development Contracts in Note 8 to our Condensed Consolidated Financial Statements.
Global Services
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Revenues	$10,638	$10,508	$3,568	$3,506
Earnings from operations	$1,639	$1,609	$506	$524
Operating margins	15.4%	15.3%	14.2%	14.9%
Revenues
BGS revenues for the nine and three months ended September 30, 2017 increased by $130 million and $62 million compared with the same periods in 2016 primarily due to higher commercial parts revenues, partially offset by lower government services revenues.
Earnings From Operations
BGS earnings from operations for the nine months ended September 30, 2017 increased by $30 million compared with the same period in 2016, primarily due to higher revenues. Earnings from operations for the three months ended September 30, 2017 decreased by $18 million compared with the same period in 2016, primarily due to unfavorable mix more than offsetting higher revenues. Operating margin of 14.2% during the three months ended September 30, 2017 primarily reflects an unfavorable mix of commercial parts.
Net favorable cumulative contract catch-up adjustments for the nine and three months ended September 30, 2017, were $9 million lower and $9 million higher, compared with the same periods in 2016.
Backlog
BGS total backlog increased from $15,631 million as of December 31, 2016 to $16,251 million at September 30, 2017, primarily due to current year contract awards including C-17, F-15, and Apache support programs, partially offset by revenue recognized on contracts awarded in prior years.
Boeing Capital
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Revenues	$234	$211	$70	$63
Earnings from operations	$87	$36	$23	$13
Operating margins	37%	17%	33%	21%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the nine and three months ended September 30, 2017 increased by $23 million and $7 million compared with the same periods in 2016 primarily due to higher interest income driven by a larger portfolio during 2017.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the nine months ended September 30, 2017 increased by $51 million compared with the same period in 2016, primarily due to lower impairment expenses and higher revenues. Earnings from operations for the three months ended September 30, 2017 increased by $10 million compared with the same period in 2016, primarily due to higher revenues.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2017	December 31 2016
Customer financing and investment portfolio, net	$3,366	$4,109
Other assets, primarily cash and short-term investments	1,191	346
Total assets	$4,557	$4,455

Other liabilities, primarily deferred income taxes	$923	$1,007
Debt, including intercompany loans	3,028	2,864
Equity	606	584
Total liabilities and equity	$4,557	$4,455

Debt-to-equity ratio	5.0-to-1	4.9-to-1
BCC’s customer financing and investment portfolio at September 30, 2017 decreased from December 31, 2016 primarily due to $938 million of asset sales, note payoffs, and portfolio run-off, partially offset by new volume. BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2017	2016
Net earnings	$5,065	$3,264
Non-cash items	1,907	1,793
Changes in working capital	3,468	2,610
Net cash provided by operating activities	10,440	7,667
Net cash used by investing activities	(1,636)	(1,964)
Net cash used by financing activities	(9,109)	(8,013)
Effect of exchange rate changes on cash and cash equivalents	73	(6)
Net decrease in cash and cash equivalents	(232)	(2,316)
Cash and cash equivalents at beginning of year	8,801	11,302
Cash and cash equivalents at end of period	$8,569	$8,986
Operating Activities Net cash provided by operating activities was $10.4 billion during the nine months ended September 30, 2017, compared with $7.7 billion during the same period in 2016. The increase was primarily driven by changes in working capital with higher advances more than offsetting inventory increases. Advances and progress billings increased by $5.2 billion during the nine months ended September 30, 2017 and decreased by $1.8 billion during the same period in 2016. Gross inventories increased by $2.3 billion during the nine months ended September 30, 2017, driven by continued investment in commercial airplane program inventory. Gross inventories decreased by $4.7 billion during the same period in 2016, primarily driven by the reclassification of 787 flight test aircraft and reach-forward losses recorded on our 747 program which did not affect 2016 operating cash flows.
Required pension contributions under the Employee Retirement Income Security Act, as well as rules governing funding of our non-US pension plans, are expected to be minimal in 2017. During the third quarter of 2017, we contributed 14.4 million shares of our common stock with an aggregate value of $3.5 billion and $0.5 billion in cash to our pension plans. These contributions exceed our previously announced plan to contribute approximately $0.5 billion to our pension plans in 2017.
Investing Activities Cash used by investing activities was $1.6 billion during the nine months ended September 30, 2017, compared with $2.0 billion during the same period in 2016. In the nine months ended September 30, 2017, capital expenditures totaled $1.3 billion, down from $2.0 billion during the same period in 2016. We expect capital expenditures in 2017 to be lower than 2016.
Financing Activities Cash used by financing activities was $9.1 billion, compared with $8.0 billion during the same period in 2016. During the nine months ended September 30, 2017, we issued $0.9 billion of debt compared with $1.3 billion in the same period in 2016.
At September 30, 2017, the recorded balance of debt was $10.8 billion, of which $1.0 billion was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $3.0 billion, of which $1.1 billion was classified as short-term.
During the nine months ended September 30, 2017 we repurchased 39.5 million shares totaling $7.5 billion through our open market share repurchase program. In addition, 0.7 million shares were transferred to us from employees for tax withholdings. At September 30, 2017, the amount available under the share repurchase plan, announced on December 12, 2016, totaled $6.5 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. Throughout the nine months ended September 30, 2017, we had no commercial paper borrowings outstanding. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $13.1 billion and $14.8 billion at September 30, 2017 and December 31, 2016. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At September 30, 2017, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $543 million at September 30, 2017. For additional information, see Note 8 to our Condensed Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of certain pension and other postretirement benefit expenses that are not allocated to business segments. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to BCA and certain BGS businesses supporting commercial customers. Pension costs allocated to BDS and BGS businesses supporting government customers are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid. The unallocated pension costs recognized in earnings was a benefit of $808 million and $275 million for the nine and three months ended September 30, 2017 compared with $129 million and $50 million for the same periods in 2016. The higher 2017 benefit reflects the amortization of pension benefits capitalized as inventory in prior years.
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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2017	2016	2017	2016
Revenues	$68,024	$71,285	$24,309	$23,898
Earnings from operations, as reported	$7,248	$3,651	$2,689	$2,282
Operating margins	10.7%	5.1%	11.1%	9.5%

Unallocated pension income	($808)	($129)	($275)	($50)
Unallocated other postretirement benefit income	($146)	($122)	($41)	($38)
Unallocated pension and other postretirement benefit income	($954)	($251)	($316)	($88)
Core operating earnings (non-GAAP)	$6,294	$3,400	$2,373	$2,194
Core operating margins (non-GAAP)	9.3%	4.8%	9.8%	9.2%

Diluted earnings per share, as reported	$8.27	$5.04	$3.06	$3.60
Unallocated pension benefit income	(1.31)	(0.20)	(0.45)	(0.08)
Unallocated other postretirement benefit income	(0.24)	(0.19)	(0.07)	(0.06)
Provision for deferred income taxes on adjustments (1)	$0.54	$0.14	$0.18	$0.05
Core earnings per share (non-GAAP)	$7.26	$4.79	$2.72	$3.51

Weighted average diluted shares (in millions)	612.8	647.9	606.3	632.7

(1)	The income tax impact is calculated using the tax rate in effect for the non-GAAP adjustments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2016.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2017 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the third quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended September 30, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2017 thru 7/31/2017	4,056,347	$207.19	4,049,851	$8,161
8/1/2017 thru 8/31/2017	4,553,046	237.72	4,541,252	7,082
9/1/2017 thru 9/30/2017	2,417,856	241.21	2,410,417	6,501
Total	11,027,249	$227.25	11,001,520

(1)
We purchased an aggregate of 11,001,520 shares of our common stock in the open market pursuant to our repurchase program and 25,729 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 12, 2016, we announced a new repurchase plan for up to $14 billion of common stock, replacing the plan previously authorized in 2015.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of The Boeing Company, as amended and restated effective August 10, 2017 (Exhibit 3.2 to the Company's Current Report on Form 8-K dated August 10, 2017)

10.1
Registration Rights Agreement, dated as of August 1, 2017 by and between The Boeing Company and Newport Trust Company, solely in its capacity as duly appointed and acting investment manager of a segregated account held in The Boeing Company Employee Retirement Plans Master Trust (Exhibit 10.1 to the Company's Registration Statement on Form S-3 dated August 2, 2017)

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

THE BOEING COMPANY
(Registrant)

October 25, 2017	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller