Form 10-K
period 2017-12-31
BOEING CO
filed 2018-02-12
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2017, there were 593,198,552 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $117.3 billion.
The number of shares of the registrant’s common stock outstanding as of February 5, 2018 was 588,490,313.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2017.

THE BOEING COMPANY
Index to the Form 10-K
For the Fiscal Year Ended December 31, 2017

PART I
Item 1. Business
The Boeing Company, together with its subsidiaries (herein referred to as “Boeing,” the “Company,” “we,” “us,” “our”), is one of the world’s major aerospace firms.
We are organized based on the products and services we offer. We operate in four reportable segments:

•	Commercial Airplanes (BCA);

•	Defense, Space & Security (BDS);

•	Global Services (BGS);

•	Boeing Capital (BCC).
Commercial Airplanes Segment
This segment develops, produces and markets commercial jet aircraft and provides fleet support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of global passenger and cargo requirements of airlines. This family of commercial jet aircraft in production includes the 737 narrow-body model and the 747, 767, 777 and 787 wide-body models. Development continues on the 787-10 and certain 737 MAX derivatives and the 777X program.
Defense, Space & Security Segment
This segment is engaged in the research, development, production and modification of manned and unmanned military aircraft and weapons systems for global strike, including fighter aircraft and missile systems; vertical lift, including rotorcraft and tilt-rotor aircraft; mobility, surveillance and engagement, including battle management, airborne, anti-submarine, transport and tanker aircraft. In addition, this segment is engaged in the research, development, production and modification of the following products and related services: strategic defense and intelligence systems, including strategic missile and defense systems, command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), cyber and information solutions, and intelligence systems; satellite systems, including government and commercial satellites and space exploration.
BDS' primary customer is the United States Department of Defense (U.S. DoD). Revenues from the U.S. DoD, including foreign military sales through the U.S. government, accounted for approximately 79% of its 2017 revenues. Other significant BDS customers include the National Aeronautics and Space Administration (NASA) and customers in international defense, civil and commercial satellite markets.
This segment's primary products include the following fixed-wing military aircraft: EA-18G Growler Airborne Electronic Attack, F/A-18E/F Super Hornet, F-15 Strike Eagle, P-8 programs, and KC-46A Tanker. This segment produces rotorcraft and rotary-wing programs, such as CH-47 Chinook, AH-64 Apache, and V-22 Osprey. In addition, this segment's products include space and missile systems including: government and commercial satellites, the International Space Station, missile defense and weapons programs, and Joint Direct Attack Munition, as well as the United Launch Alliance joint venture.
Global Services Segment
This segment provides services to our commercial and defense customers. This segment offers aviation services support, aircraft modifications, spare parts, training, maintenance documents, data analytics and information-based services, and technical advice to commercial and government customers worldwide.

In addition, BGS sustains aircraft and systems with a full spectrum of products and services through integrated logistics, including supply chain management and engineering support; maintenance, modification and upgrades for aircraft; and training systems and government services, including pilot and maintenance training. Major defense programs supported include the C-17 Globemaster III, F-15 Strike Eagle, F/A-18E/F Super Hornet, and AH-64 Apache for domestic and international customers.
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
Our total research and development expense, net amounted to $3.2 billion, $4.6 billion and $3.3 billion in 2017, 2016 and 2015, respectively.
Research and development costs also include bid and proposal efforts related to government products and services, as well as costs incurred in excess of amounts estimated to be recoverable under cost-sharing research and development agreements. Bid and proposal costs were $288 million, $311 million and $286 million in 2017, 2016 and 2015, respectively.

Employees
Total workforce level at December 31, 2017 was approximately 140,800. As of December 31, 2017, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	21%	We have two major agreements; one expiring in June 2022 and one in September 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	12%	We have two major agreements expiring in October 2022.
The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	1%	We have one major agreement expiring in October 2022.
Competition
The commercial jet aircraft market and the airline industry remain extremely competitive. We face aggressive international competitors who are intent on increasing their market share, such as Airbus, Embraer and Bombardier, and other entrants from Russia, China and Japan. We are focused on improving our processes and continuing cost reduction efforts. We intend to continue to compete with other airplane manufacturers by providing customers with greater value products.
BDS faces strong competition in all market segments, primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, General Dynamics Corporation and SpaceX. Non-U.S. companies such as BAE Systems and Airbus Group continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2018.
The commercial and defense services market is an extremely challenging landscape made up of many of the same strong U.S. and non-U.S. competitors facing BCA and BDS along with other competitors in those markets. BGS leverages our extensive services network offering products and services which span the life cycle of our defense and commercial airplane programs: training, fleet services and logistics, maintenance and engineering, modifications and upgrades - as well as the daily cycle of gate-to-gate operations. BGS expects the market to remain highly competitive in 2018, and intends to grow market share by leveraging a high level of customer satisfaction and productivity.
Regulatory Matters
Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including but not limited to all of the branches of the U.S. military, NASA, the Federal Aviation Administration (FAA) and the Department of Homeland Security. Similar government authorities exist in our non-U.S. markets.
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
Commercial Aircraft. In the U.S., our commercial aircraft products are required to comply with FAA regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Outside the U.S., similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Joint Aviation Authorities.
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
Non-U.S. Sales. Our non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls, anti-corruption, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.
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

Our Commercial Airplanes and Global Services businesses depend heavily on commercial airlines, and are subject to unique risks.
Market conditions have a significant impact on demand for our commercial aircraft and related services. The commercial aircraft market is predominantly driven by long-term trends in airline passenger and cargo traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability both in developed and emerging markets. Demand for our commercial aircraft is further influenced by airline profitability, availability of aircraft financing, world trade policies, government-to-government relations, technological advances, price and other competitive factors, fuel prices, terrorism, epidemics and environmental regulations. Traditionally, the airline industry has been cyclical and very competitive and has experienced significant profit swings and constant challenges to be more cost competitive. In addition, availability of financing to non-U.S. customers depends in part on the Export-Import Bank of the United States being fully operational. Significant deterioration in the global economic environment, the airline industry generally, or the financial stability of one or more of our major customers could result in fewer new orders for aircraft or services, or could cause customers to seek to postpone or cancel contractual orders and/or payments to us, which could result in lower revenues, profitability and cash flows and a reduction in our contractual backlog. In addition, because our commercial aircraft backlog consists of aircraft scheduled for delivery over a period of several years, any of these macroeconomic, industry or customer impacts could unexpectedly affect deliveries over a long period.
We enter into firm fixed-price aircraft sales contracts with indexed price escalation clauses which could subject us to losses if we have cost overruns or if increases in our costs exceed the applicable escalation rate. Commercial aircraft sales contracts are often entered into years before the aircraft are delivered. In order to help account for economic fluctuations between the contract date and delivery date, aircraft pricing generally consists of a fixed amount as modified by price escalation formulas derived from labor, commodity and other price indices. Our revenue estimates are based on current expectations with respect to these escalation formulas, but the actual escalation amounts are outside of our control. Escalation factors can fluctuate significantly from period to period. Changes in escalation amounts can significantly impact revenues and operating margins in our Commercial Airplanes business.
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
The commercial aircraft business is extremely complex, involving extensive coordination and integration with U.S and non-U.S. suppliers, highly-skilled labor from thousands of employees and other partners, and stringent regulatory requirements and performance and reliability standards. In addition, the introduction of new aircraft programs and/or derivatives, such as the 787-10, and 777X, involves increased risks associated with meeting development, testing, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy regulatory and customer requirements, and achieve or maintain, as applicable, program profitability is subject to significant risks.
We must minimize disruption caused by production changes and achieve productivity improvements in order to meet customer demand and maintain our profitability. We have plans to adjust production rates on several of our commercial aircraft programs, while at the same time engaging in significant ongoing development and production of the 787-10 and 777X aircraft. In addition, we continue to seek opportunities to reduce the costs of building our aircraft, including working with our suppliers to reduce supplier costs, identifying and implementing productivity improvements, and optimizing how we manage inventory. If production rate changes at any of our commercial aircraft assembly facilities are delayed or create significant disruption to our production system, or if our suppliers cannot timely deliver components to us at the cost and rates necessary to achieve our targets, we may be unable to meet delivery schedules and/or the financial performance of one or more of our programs may suffer.
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
We derive a substantial portion of our revenue from the U.S. government, primarily from defense related programs with the United States Department of Defense (U.S. DoD). Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills.
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
In addition, there continues to be significant uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies (including NASA) within the overall budgetary framework described above. While the House and Senate Appropriations committees included funding for Boeing’s major programs, such as F/A-18, CH-47 Chinook, AH-64 Apache, KC-46A Tanker and P-8 programs, in the final FY2017 appropriation and in their FY2018 bills, uncertainty remains about how defense budgets in FY2018 and beyond will affect Boeing’s programs. Future budget cuts, including cuts mandated by sequestration, or future procurement decisions associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
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
In 2017, 31% of our revenues were earned pursuant to U.S. government contracts, which include foreign military sales (FMS) through the U.S. government. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.
Our sales to the U.S. government are subject to extensive procurement regulations, and changes to those regulations could increase our costs. New procurement regulations, or changes to existing requirements, could increase our compliance costs or otherwise have a material impact on the operating margins of our BDS and BGS businesses. These requirements may result in increased compliance costs, and we could be subject to additional costs in the form of withheld payments and/or reduced future business if we fail to comply with these requirements in the future. Compliance costs attributable to current and potential future procurement regulations such as these could negatively impact our financial condition and operating results.
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
Our BDS and BGS defense businesses generated approximately 65% and 77% of their 2017 revenues from fixed-price contracts. While fixed-price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. For example, during 2017, we recorded reach-forward losses totaling $471 million on the USAF KC-46A Tanker contract, primarily driven by additional costs attributable to certification and incorporating changes into low rate initial production (LRIP) aircraft. The long term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.
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
Our BDS and BGS defense businesses generated approximately 35% and 23% of their 2017 revenues from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, Proprietary and SLS programs.
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
Our ability to deliver products and services that satisfy customer requirements is heavily dependent on the performance and financial stability of our subcontractors and suppliers, as well as on the availability of raw materials and other components.
We rely on other companies including U.S. and non-U.S. subcontractors and suppliers to provide and produce raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. If one or more of our suppliers or subcontractors experiences financial difficulties, delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs. In addition, if one or more of the raw materials on which we depend (such as aluminum, titanium or composites) becomes unavailable or is available only at very high prices, we may be unable to deliver one or more of our products in a timely fashion or at budgeted costs. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geo-political developments, or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.
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
Because of the significance of the judgments and estimation processes described above, materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis – Critical Accounting Policies – Contract Accounting/Program Accounting” on pages 41 – 43 and Note 1 to our Consolidated Financial Statements on pages 52 – 64 of this Form 10-K.
Competition within our markets and with respect to the products we sell may reduce our future contracts and sales.
The markets in which we operate are highly competitive and one or more of our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In our Commercial Airplanes business, we anticipate increasing competition among non-U.S. aircraft manufacturers of commercial jet aircraft. In our BDS business, we anticipate that the effects of defense industry consolidation, fewer large and new programs and new priorities, including near and long-term cost competitiveness, of our U.S. DoD and non-U.S. will intensify competition for many of our BDS products. Our BGS segment faces competition from many of the same strong U.S. and non-U.S. competitors facing BCA and BDS. Furthermore, we are facing increased international competition and cross-border consolidation of competition. There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenues and market share.

We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks of doing business in other countries.
In 2017, non-U.S. customers, which includes FMS, accounted for approximately 55% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	U.S. and non-U.S. government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation or participation requirements;

•	fluctuations in international currency exchange rates;

•	volatility in international political and economic environments and changes in non-U.S. national priorities and budgets, which can lead to delays or fluctuations in orders;

•	the complexity and necessity of using non-U.S. representatives and consultants;

•	the uncertainty of the ability of non-U.S. customers to finance purchases, including the availability of financing from the Export-Import Bank of the United States;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	imposition of domestic and international taxes, export controls, tariffs, embargoes, sanctions and other trade restrictions;

•	the difficulty of management and operation of an enterprise spread over many countries;

•	compliance with a variety of non-U.S. laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and

•	unforeseen developments and conditions, including terrorism, war, epidemics and international tensions and conflicts.
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
We are involved in a number of litigation matters. These matters may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits, or future lawsuits, could have a material impact on our financial position and results of operations. In addition, we are subject to extensive regulation under the laws of the United States and its various states, as well as other jurisdictions in which we operate. As a result, we are sometimes subject to government inquiries and investigations of our business due, among other things, to our business relationships with the U.S. government, the heavily regulated nature of our industry, and in the case of environmental proceedings, our current or past ownership of certain property. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could have a material impact on our financial position and results of operations.
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
We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. As of December 31, 2017 and 2016, our airplane financing commitments totaled $10,221 million and $14,847 million. If we require additional funding in order to fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual or financing commitments.
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
Approximately 52,000 employees, which constitute 37% of our total workforce, were union represented as of December 31, 2017. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BDS program production. We may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with 10 U.S. labor organizations and 7 non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
Substantial pension and other postretirement benefit obligations have a material impact on our earnings, shareholders’ equity and cash flows from operations, and could have significant adverse impacts in future periods.
The majority of our employees have earned benefits under defined benefit pension plans. Potential pension contributions include both mandatory amounts required under the Employee Retirement Income Security Act and discretionary contributions to improve the plans' funded status. The extent of future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions as well as on our annual pension costs and/or result in a significant change to shareholders' equity. For U.S. government contracts, we allocate pension costs to individual contracts based on U.S. Cost Accounting Standards which can also affect contract profitability. We also provide other postretirement benefits to certain of our employees, consisting principally of health care coverage for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management's Discussion and Analysis-Critical Accounting Policies-Pension Plans” on page 43 of this Form 10-K. Although GAAP expense and pension or other postretirement benefit contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or stock we would contribute to our plans.

Our operations expose us to the risk of material environmental liabilities.
We are subject to various U.S. federal, state, local and non-U.S. laws and regulations related to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In some cases, we may be subject to such costs due to environmental impacts attributable to our current or past manufacturing operations or the operations of companies we have acquired. In other cases, we may become subject to such costs due to an indemnification agreement between us and a third party relating to such environmental liabilities. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation requirements could result in additional costs. For additional information relating to environmental contingencies, see Note 11 to our Consolidated Financial Statements.
Item 1B. Unresolved Staff Comments
Not applicable

Item 2. Properties
We occupied approximately 85 million square feet of floor space on December 31, 2017 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 96% was located in the United States. The following table provides a summary of the floor space by business as of December 31, 2017:

(Square feet in thousands)	Owned	Leased	Government Owned(1)	Total
Commercial Airplanes	41,115	2,455		43,570
Defense, Space & Security	26,449	5,390		31,839
Global Services	681	5,274		5,955
Other(2)	2,448	915	305	3,668
Total	70,693	14,034	305	85,032
(1) Excludes rent-free space furnished by U.S. government landlord of 49 square feet.
(2) Other includes BCC, sites used for common internal services, and our Corporate Headquarters.
At December 31, 2017, we occupied in excess of 77.8 million square feet of floor space at the following major locations:

•	Commercial Airplanes – Greater Seattle, WA; Greater Charleston, SC; Portland, OR; Greater Los Angeles, CA; Greater Salt Lake City, UT; Australia; and Canada

•
Defense, Space & Security – Greater St. Louis, MO; Greater Los Angeles, CA; Greater Seattle, WA; Philadelphia, PA; Mesa, AZ; Huntsville, AL; Oklahoma City, OK; Heath, OH; Greater Washington, DC; and Houston, TX

•	Global Services – San Antonio, TX; Dallas, TX; and Mesa, AZ

•	Other – Chicago, IL; Greater Seattle, WA; and Greater Washington, DC
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
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. As of February 5, 2018, there were 108,310 shareholders of record. Additional information required by this item is incorporated by reference from Note 22 to our Consolidated Financial Statements.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
10/1/2017 thru 10/31/2017	3,860,891	$259.30	3,856,749	$5,501
11/1/2017 thru 11/30/2017	2,806,168	262.85	2,800,181	4,765
12/1/2017 thru 12/31/2017	39,098	276.49		18,000
Total	6,706,157	$260.89	6,656,930

(1)
We purchased an aggregate of 6,656,930 shares of our common stock in the open market pursuant to our repurchase plan and 49,227 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 11, 2017, we announced a new repurchase plan for up to $18 billion of common stock, replacing the plan previously authorized in 2016.

Item 6. Selected Financial Data
Five-Year Summary (Unaudited)

(Dollars in millions, except per share data)	2017	2016	2015	2014	2013
Revenues	$93,392	$94,571	$96,114	$90,762	$86,623
Net earnings from continuing operations	$8,197	$4,895	$5,176	$5,446	$4,586

Basic earnings per share from continuing operations	$13.60	$7.70	$7.52	$7.47	$6.03
Diluted earnings per share from continuing operations	13.43	7.61	7.44	7.38	5.96
Dividends declared per share(1)	5.97	4.69	3.82	3.10	2.185

Cash and cash equivalents	$8,813	$8,801	$11,302	$11,733	$9,088
Short-term and other investments	1,179	1,228	750	1,359	6,170
Total assets	92,333	89,997	94,408	92,921	90,014
Total debt	11,117	9,952	9,964	9,070	9,635

Operating cash flow	$13,344	$10,499	$9,363	$8,858	$8,179

Total backlog	$488,145	$473,492	$489,299	$502,391	$440,928

Year-end workforce	140,800	150,500	161,400	165,500	168,400
(1) Cash dividends have been paid on common stock every year since 1942.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations and Financial Condition
Overview
We are a global market leader in the design, development, manufacture, sale, service and support of commercial jetliners, military aircraft, satellites, missile defense, human space flight and launch systems and services. We are one of the two major manufacturers of 100+ seat airplanes for the worldwide commercial airline industry and one of the largest defense contractors in the U.S. While our principal operations are in the U.S., we conduct operations in an expanding number of countries and rely on an extensive network of non-U.S. partners, key suppliers and subcontractors.
Our strategy is centered on successful execution in healthy core businesses – Commercial Airplanes (BCA), Defense, Space & Security (BDS), and Global Services (BGS) – supplemented and supported by Boeing Capital (BCC). Taken together, these core businesses have historically generated substantial earnings and cash flow that permit us to invest in new products and services. We focus on producing the products and providing the services that the market demands, and continue to find new ways to improve efficiency and quality to provide a fair return for our shareholders. BCA is committed to being the leader in commercial aviation by offering airplanes and services that deliver superior design, efficiency and value to customers around the world. BDS integrates its resources in defense, intelligence, communications, security, space and services to deliver capability-driven solutions to its customers at reduced costs. Our BDS strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets, underscored by an intense focus on growth and productivity. BGS provides support for commercial, defense and space customers through innovative, comprehensive, and cost-competitive product and service solutions. Our strategy also benefits us as the cyclicality of commercial and defense markets sometimes offset. BCC facilitates, arranges, structures and provides selective financing solutions for our Boeing customers.
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)
Years ended December 31,	2017	2016	2015
Revenues	$93,392	$94,571	$96,114

GAAP
Earnings from operations	10,278	5,834	7,443
Operating margins	11.0%	6.2%	7.7%
Effective income tax rate	18.4%	12.1%	27.7%
Net earnings	$8,197	$4,895	$5,176
Diluted earnings per share	$13.43	$7.61	$7.44

Non-GAAP (1)
Core operating earnings	$8,970	$5,464	$7,741
Core operating margins	9.6%	5.8%	8.1%
Core earnings per share	$12.04	$7.24	$7.72

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 39 - 40 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Commercial Airplanes	$56,729	$58,012	$59,399
Defense, Space & Security	21,057	22,563	23,708
Global Services	14,639	13,925	13,293
Boeing Capital	307	298	413
Unallocated items, eliminations and other	660	(227)	(699)
Total	$93,392	$94,571	$96,114
Revenues in 2017 decreased by $1,179 million or 1% compared with 2016. BCA revenues decreased by $1,283 million or 2% primarily due to delivery mix, with fewer twin aisle deliveries more than offsetting the impact of higher single aisle deliveries. BDS revenues decreased by $1,506 million primarily due to fewer C-17 deliveries, lower milestone revenue on satellite programs, and the mix of deliveries on the Apache and F-15 programs, partially offset by higher volume on various weapons programs. The decreases at BCA and BDS were partially offset by higher unallocated revenue and higher BGS revenue, primarily due to higher commercial parts revenue.
Revenues in 2016 decreased by $1,543 million or 2% compared with 2015. BCA revenues decreased by $1,387 million or 2% due fewer deliveries. BDS revenues decreased by $1,145 million or 5% primarily due to lower milestone revenue on government satellite programs, fewer C-17 deliveries, lower Commercial Crew revenue, as well as timing and mix of CH-47 Chinook deliveries, partially offset by higher revenue on several modifications and upgrades programs. The decreases at BCA and BDS were partially offset by higher BGS revenue, primarily due to higher commercial parts revenue and government services revenue.
The changes in unallocated items, eliminations and other in 2017, 2016 and 2015 primarily reflect the timing of eliminations for intercompany aircraft deliveries and the sale of aircraft previously leased to customers.
Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Commercial Airplanes	$5,432	$1,995	$4,284
Defense, Space & Security	2,223	1,966	2,312
Global Services	2,256	2,177	1,835
Boeing Capital	114	59	50
Unallocated pension and other postretirement benefit income/(expense)	1,308	370	(298)
Other unallocated items and eliminations	(1,055)	(733)	(740)
Earnings from operations (GAAP)	$10,278	$5,834	$7,443
Unallocated pension and other postretirement benefit	(1,308)	(370)	298
Core operating earnings (Non-GAAP)	$8,970	$5,464	$7,741

Earnings from operations in 2017 increased by $4,444 million compared with 2016, primarily due to higher earnings at BCA and BDS, and higher unallocated pension income, which more than offset other unallocated items and eliminations. BCA's 2017 earnings increased by $3,437 million primarily reflecting lower reach-forward losses, lower research and development costs, and improved margins reflecting favorable cost performance, which more than offset the impact of lower revenues. In 2016, BCA recorded reach-forward losses of $1,258 million on the 747 program and reclassified $1,235 million of 787 flight test aircraft inventory costs to research and development expense.
BDS earnings from operations in 2017 increased by $257 million compared with 2016 primarily due to lower charges on the KC-46A Tanker and Commercial Crew programs, which more than offset the impact of fewer C-17 deliveries and Apache delivery mix.
Earnings from operations in 2016 decreased by $1,609 million compared with 2015 due to lower earnings at BCA, partially offset by the change in unallocated pension and postretirement income/(expense). BCA earnings in 2016 decreased by $2,289 million primarily due to the reclassification of $1,235 million of 787 flight test aircraft costs to research and development and higher reach-forward losses on the 747 and KC-46A Tanker programs. The reclassification of flight test aircraft costs was recorded in the second quarter of 2016 as a result of our determination that two 787 flight test aircraft were no longer commercially saleable. The change in the unallocated pension and postretirement income/(expense) in 2016 was primarily driven by lower service costs and lower amortization of actuarial losses.
During 2017, 2016 and 2015, we recorded reach-forward losses on the KC-46A Tanker program. In 2017, we recorded charges of $471 million, of which $378 million was recorded at BCA and $93 million at BDS. During 2016, we recorded charges of $1,128 million: $772 million at BCA and $356 million at BDS. During 2015, we recorded charges of $835 million: $513 million at BCA and $322 million at BDS. During 2016 and 2015 we recorded reach-forward losses on the 747 program of $1,258 million and $885 million.
Core operating earnings for 2017 increased by $3,506 million compared with 2016 primarily due to lower reach forward losses and the reclassification of costs related to the 787 flight test aircraft in 2016.
Core operating earnings in 2016 decreased by $2,227 million compared with 2015 primarily due to the reclassification of costs related to the 787 flight test aircraft and higher charges on the 747 and KC-46A Tanker programs described above.
Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Share-based plans	($77)	($66)	($76)
Deferred compensation	(240)	(46)	(63)
Eliminations and other	(738)	(621)	(601)
Sub-total (included in core operating earnings*)	(1,055)	(733)	(740)
Pension	1,120	217	(421)
Postretirement	188	153	123
Pension and other postretirement benefit income/(expense) (excluded from core operating earnings*)	1,308	370	(298)
Total unallocated items, eliminations and other	$253	($363)	($1,038)
* Core operating earnings is a Non-GAAP measure that excludes certain components of pension and other postretirement benefit expense. See pages 39 - 40.

Deferred compensation expense increased by $194 million in 2017 and decreased by $17 million in 2016, primarily driven by changes in broad stock market conditions and our stock price.
Eliminations and other unallocated expense increased by $117 million in 2017 and increased by $20 million in 2016 primarily due to the timing of the elimination of profit on intercompany aircraft deliveries and expense allocations.
Net periodic benefit cost related to pension totaled $312 million, $523 million and $2,786 million in 2017, 2016 and 2015, respectively. The components of net periodic benefit cost are shown in the following table:

	Pension
Years ended December 31,	2017	2016	2015
Service cost	$402	$604	$1,764
Interest cost	2,991	3,050	2,990
Expected return on plan assets	(3,847)	(3,999)	(4,031)
Amortization of prior service costs	(39)	38	196
Recognized net actuarial loss	804	790	1,577
Settlement/curtailment/other losses	1	40	290
Net periodic benefit cost	$312	$523	$2,786
The decreases in net periodic pension benefit costs of $211 million in 2017 and of $2,263 million in 2016 are primarily due to lower service costs reflecting the transition of employees in 2016 to defined contribution retirement savings plans. The decrease in 2016 costs is also due to lower amortization of actuarial losses which reflects actuarial gains in 2015 resulting from the year-end discount rate increase from 3.9% to 4.2%.
A portion of net periodic benefit cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Costs are allocated to the business segments as described in Note 21.

Net periodic benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Pension
Years ended December 31,	2017	2016	2015
Allocated to business segments	($1,759)	($2,196)	($1,945)
Unallocated items, eliminations and other	1,120	217	(421)
Total	($639)	($1,979)	($2,366)
The unallocated pension costs recognized in earnings in 2017 was a benefit of $1,120 million compared with $217 million in 2016. The higher unallocated pension benefit recognized in earnings in 2017 primarily reflects the amortization of pension benefits capitalized as inventory in prior years. The unallocated pension costs recognized in earnings in 2016 was a benefit of $217 million compared with expense of $421 million in 2015. The 2016 benefit reflects the difference between the higher segment allocation compared to the U.S. GAAP net periodic pension costs recognized in earnings in the current period.

Other Earnings Items

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Earnings from operations	$10,278	$5,834	$7,443
Other income/(loss), net	129	40	(13)
Interest and debt expense	(360)	(306)	(275)
Earnings before income taxes	10,047	5,568	7,155
Income tax expense	(1,850)	(673)	(1,979)
Net earnings from continuing operations	$8,197	$4,895	$5,176
Other income, net increased by $89 million and $53 million in 2017 and 2016, primarily due to higher gains from foreign exchange and interest income.
Interest and debt expense increased by $54 million in 2017 as a result of lower capitalized interest and increased by $31 million in 2016 as a result of higher average debt balances.
Our effective income tax rates were 18.4%, 12.1% and 27.7% for the years ended December 31, 2017, 2016 and 2015, respectively. The Tax Cuts and Jobs Act, enacted in December 2017, reduced the 2017 effective tax rate by 10.5% and resulted in incremental tax benefits of $1,051 million, primarily related to the remeasurement of our U.S. net deferred tax liabilities to reflect the reduction in the corporate tax rate from 35% to 21%. Our 2016 effective tax rate was lower than the 2015 rate primarily due to lower pre-tax income in 2016 and discrete tax benefits of $617 million recorded in the third quarter of 2016 related to tax basis adjustments and the settlement of the 2011-2012 federal tax audit.

For additional discussion related to Income Taxes, see Note 4 to our Consolidated Financial Statements.

Total Costs and Expenses (“Cost of Sales”)
Cost of sales, for both products and services, consists primarily of raw materials, parts, sub-assemblies, labor, overhead and subcontracting costs. Our Commercial Airplanes segment predominantly uses program accounting to account for cost of sales, BDS predominantly uses contract accounting and BGS uses contract accounting for defense contracts. Under program accounting, cost of sales for each commercial airplane program equals the product of (i) revenue recognized in connection with customer deliveries and (ii) the estimated cost of sales percentage applicable to the total remaining program. Under contract accounting, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

The following table summarizes cost of sales:

(Dollars in millions)
Years ended December 31,	2017	2016	Change	2016	2015	Change
Cost of sales	$76,066	$80,790	($4,724)	$80,790	$82,088	($1,298)
Cost of sales as a % of revenues	81.4%	85.4%	(4.0%)	85.4%	85.4%	0.0%
Cost of sales in 2017 decreased by $4,724 million, or 6%, compared with 2016, primarily due to lower reach-forward losses, delivery model mix at BCA and improved performance at BCA and BDS.
Cost of sales in 2016 decreased by $1,298 million, or 2%, compared with 2015, primarily due to lower volume across all segments, partially offset by the 747 reach-forward losses at BCA.

Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Commercial Airplanes	$2,247	$3,706	$2,311
Defense, Space & Security	834	815	902
Global Services	140	153	113
Other	(42)	(47)	5
Total	$3,179	$4,627	$3,331
Research and development expense in 2017 decreased by $1,448 million compared with 2016 primarily due to the reclassification of $1,235 million of costs from inventory in the second quarter of 2016 related to the fourth and fifth 787 flight test aircraft as well as lower spending on the 737 MAX, 787-10, and 777X.
Research and development expense in 2016 increased by $1,296 million compared with 2015 primarily due to the reclassification of $1,235 million of costs from inventory in the second quarter of 2016 related to the fourth and fifth 787 flight test aircraft and higher spending on the 777X.
Backlog
Our backlog at December 31 was as follows:

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Commercial Airplanes	$421,345	$413,036	$429,346
Defense, Space & Security	49,577	44,825	46,933
Global Services	17,223	15,631	13,020
Total Backlog	$488,145	$473,492	$489,299

Contractual backlog	470,241	458,277	476,595
Unobligated backlog	17,904	$15,215	$12,704
Total Backlog	$488,145	$473,492	$489,299
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during 2017 was primarily due to orders and funding in excess of deliveries. The decrease in contractual backlog during 2016 was primarily due to deliveries in excess of net orders.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase in unobligated backlog in 2017 and 2016 was primarily due to contract awards, partially offset by reclassifications to contractual backlog related to BDS and BGS contracts.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2015, we began work on low rate initial production (LRIP) aircraft for the USAF. During the third quarter of 2016, following our achievement of key flight testing milestones, the USAF authorized two LRIP lots for 7 and 12 aircraft valued at $2.8 billion. On January 27, 2017, the USAF authorized an additional

LRIP lot for 15 aircraft valued at $2.1 billion. The contract contains production options for both LRIP aircraft and full rate production aircraft. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. The EMD contract is currently in the certification and flight testing phases and we expect 18 fully operational aircraft to be delivered in 2018.
During 2016 and 2015, we recorded reach-forward losses of $1,128 million and $835 million related to the EMD contract and LRIP aircraft. During 2017, we recorded further reach-forward losses of $471 million primarily reflecting higher estimated costs associated with certification and incorporating changes into LRIP aircraft. As with any development program, this program remains subject to additional reach-forward losses or delivery delays if we experience further production, technical or quality issues, delays in certification and/or flight testing.
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
Business Environment and Trends
Airline Industry Environment Global economic growth, a primary driver for air travel, has returned to the long-term average of approximately 3%. Passenger traffic in 2017 is estimated to grow by more than 7%, exceeding the long-term trend of approximately 5%. While growth was strong across all major world regions, there continues to be variation between regions and airline business models. Airlines operating in the Asia Pacific regions and Europe, as well as low-cost-carriers globally, are currently leading the growth in passenger traffic. Air cargo traffic growth, building on the recovery that started in 2016, is expected to exceed 9% in 2017, driven by strong trade and industrial production in all regions.
Airline financial performance also plays a role in the demand for new capacity. Airlines continue to focus on increasing revenue through alliances, partnerships, new marketing initiatives, and effective leveraging of ancillary services and related revenues. Airlines are also focusing on reducing costs and renewing fleets to leverage more efficient airplanes. Net profits in 2017 are expected to approximate $35 billion, consistent with 2016.
The long-term outlook for the industry continues to remain positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast projects a long-term average growth rate of 4.7% per year for passenger traffic and 4.2% for cargo traffic. Based on long-term global economic growth projections of 2.8% average annual GDP growth, we project a $6.1 trillion market for approximately 41,030 new airplanes over the next 20 years.
The industry remains vulnerable to exogenous developments including fuel price spikes, credit market shocks, acts of terrorism, natural disasters, conflicts, epidemics and increased global environmental regulations.

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
Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 91% of Commercial Airplanes’ total backlog, in dollar terms, is with non-U.S. airlines.
We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. With government support, Airbus has historically invested heavily to create a family of products to compete with ours. Regional jet makers Embraer and Bombardier continue to develop and market larger and increasingly more capable airplanes, including Embraer’s E-195 in the regional jet market and Bombardier’s C Series in the 100-150 seat transcontinental market. Additionally, other competitors from Russia, China and Japan are developing commercial jet aircraft. Some of these competitors have historically enjoyed access to government-provided financial support, including “launch aid,” which greatly reduces the cost and commercial risks associated with airplane development activities. This has enabled the development of airplanes without commercial viability; others to be brought to market more quickly than otherwise possible; and many offered for sale below market-based prices. Many competitors have continued to make improvements in efficiency, which may result in funding product development, gaining market share and improving earnings. This market environment has resulted in intense pressures on pricing and other competitive factors, and we expect these pressures to continue or intensify in the coming years.
We are focused on improving our products and services and continuing our cost-reduction efforts, which enhances our ability to compete. We are also focused on taking actions to ensure that Boeing is not harmed by unfair subsidization of competitors.
Results of Operations

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Revenues	$56,729	$58,012	$59,399
% of total company revenues	61%	61%	62%
Earnings from operations	$5,432	$1,995	$4,284
Operating margins	9.6%	3.4%	7.2%
Research and development	$2,247	$3,706	$2,311
Revenues
Commercial Airplanes revenues decreased by $1,283 million or 2% in 2017 compared with 2016 due to delivery mix, with fewer twin aisle deliveries more than offsetting the impact of higher single aisle deliveries. Commercial Airplanes revenues decreased by $1,387 million or 2% in 2016 compared with 2015 primarily due to fewer deliveries.

Commercial Airplanes deliveries as of December 31 were as follows:

	737	*	747	†	767	777	787	Total
2017
Cumulative deliveries	6,732		1,542		1,106	1,534	636
Deliveries	529	(17)	14	(1)	10	74	136	763
2016
Cumulative deliveries	6,203		1,528		1,096	1,460	500
Deliveries	490	(19)	9	(3)	13	99	137	748
2015
Cumulative deliveries	5,713		1,519		1,083	1,361	363
Deliveries	495	(15)	18	(3)	16	98	135	762
* Intercompany deliveries identified by parentheses
† Aircraft accounted for as revenues by BCA and as operating leases in consolidation identified by parentheses

Earnings From Operations
Earnings from operations in 2017 increased by $3,437 million compared with 2016. The increase in earnings and operating margins is primarily due to lower reach-forward losses, lower research and development costs and improved margins reflecting favorable cost performance, which more than offset the impact of lower revenues.
Earnings from operations in 2016 decreased by $2,289 million compared with 2015. The decrease in earnings and operating margins is primarily due to higher research and development costs of $1,395 million, delivery mix and higher reach-forward losses on the 747 program of $1,258 million compared with $885 million in 2015. Research and development expense in 2016 reflect the reclassification from inventory to research and development expense of $1,235 million related to the fourth and fifth 787 flight test aircraft and higher planned spending related to the 777X program.
Reach-forward losses of $378 million, $772 million and $513 million were recorded related to the KC-46A Tanker in 2017, 2016 and 2015, respectively. During 2016 and 2015, we recorded reach-forward losses on the 747 program of $1,258 million and $885 million.
Backlog
Firm backlog represents orders for products and services where no contingencies remain before we and the customer are required to perform. Backlog does not include prospective orders where customer controlled contingencies remain, such as the customer receiving approval from its board of directors, shareholders or government or completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly certain. Firm backlog excludes options. A number of our customers may have contractual remedies that may be implicated by program delays. We address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.
BCA total backlog was $421,345 million, $413,036 million and $429,346 million at December 31, 2017, 2016 and 2015, respectively. The increase in 2017 was primarily due to net orders in excess of deliveries. The decrease in 2016 was primarily due to deliveries in excess of net orders.

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

	Program
	737	747*	767	777	777X	787
2017
Program accounting quantities	9,800	1,570	1,171	1,625	**	1,400
Undelivered units under firm orders	4,668	12	98	102	326	658
Cumulative firm orders	11,400	1,554	1,204	1,636	326	1,294
2016
Program accounting quantities	9,000	1,555	1,159	1,625	**	1,300
Undelivered units under firm orders	4,452	28	93	136	306	700
Cumulative firm orders	10,655	1,556	1,189	1,596	306	1,200
2015
Program accounting quantities	8,400	1,574	1,147	1,650	**	1,300
Undelivered units under firm orders	4,392	20	80	218	306	779
Cumulative firm orders	10,105	1,539	1,163	1,579	306	1,142
* At December 31, 2017, the 747 accounting quantity includes one already completed aircraft which is being remarketed.
** The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 800 units during 2017 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 47 per month and plan to increase to 52 per month in 2018. We plan to further increase the rate to 57 per month in 2019. We delivered the first 737 MAX 8 in May 2017 and announced the launch of the 737 MAX 10 in June 2017.
747 Program During the fourth quarter of 2017, we received firm orders and commitments for 15 aircraft and we increased the program accounting quantity by 15 aircraft. The program accounting quantity now includes aircraft scheduled to be produced through 2021. We are currently producing at a rate of 0.5 aircraft per month, having reduced the rate from 1.0 per month in September 2016. In 2016 and 2015, we recorded reach-forward losses of $1,258 million and $885 million as lower than expected demand for large commercial passenger and freighter aircraft and slower-than-expected growth of global freight traffic resulted in lower anticipated revenues from future sales and higher costs to produce fewer airplanes. We continue to evaluate the viability of the 747 program and it is reasonably possible that we could decide to end production of the 747.
767 Program The accounting quantity for the 767 program increased by 12 units during the third quarter of 2017 due to the program's normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes a 767 derivative to support the tanker program. The combined tanker and commercial production rate increased from 2 per month to 2.5 per month in the third quarter of 2017.
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
787 Program The accounting quantity for the 787 program increased by 100 units during the third quarter of 2017 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 12 per month and plan to increase to 14 per month in 2019. First delivery of the 787-10 derivative aircraft is targeted for 2018.
Fleet Support We provide the operators of our commercial airplanes with assistance and services to facilitate efficient and safe airplane operation. Collectively known as fleet support services, these activities and services begin prior to airplane delivery and continue throughout the operational life of the airplane. They include flight and maintenance training, field service support, engineering services, information services and systems and technical data and documents. The costs for fleet support are expensed as incurred and have historically been approximately 1.0% of total consolidated costs of products and services.
Program Development The following chart summarizes the time horizon between go-ahead and planned initial delivery for major Commercial Airplanes derivatives and programs.

Go-ahead and Initial Delivery

737 MAX 7	2011					2019

737 MAX 8	2011			2017

737 MAX 9	2011				2018

737 MAX 10			2017				2020

787-10		2013			2018

777X		2013					2020

Reflects models in development during 2017
We launched the 737 MAX 7, 8, 9 in August 2011 and the 737 MAX 10 in June 2017. We launched the 787-10 in June 2013 and the 777X in November 2013.

Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft and derivatives, such as the 787-10 and 777X, involves increased risks associated with meeting development, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors due to changes in the inflation rate or other economic indicators, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, achieving anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
In November 2017, Congress passed the National Defense Authorization Act for fiscal year 2018 (FY2018), which authorizes a U.S. DoD budget topline higher than the administration’s budget request from May. While the appropriations process for FY2018 remains incomplete, both the House and Senate appropriations committees have also produced bills that increase the U.S. DoD budget topline above the administration’s request. On February 9, 2018, Congress passed a fifth Continuing Resolution that maintains current funding levels through March 23, 2018 and includes increases to the Budget Control Act caps for defense and non-defense spending for FY2018 and FY2019. However, the Budget Control Act continues to mandate limits on U.S. government discretionary spending and remains in effect. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless Congress acts to repeal or suspend this law.

Funding timeliness also remains a risk. If Congress is unable to pass appropriations bills or an omnibus spending bill before the expiration of the current Continuing Resolution, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD, the Department of Transportation, or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders.

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

Non-U.S. Defense Environment Overview The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At the end of 2017, 40% of BDS backlog was attributable to non-US customers.

Results of Operations

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Revenues	$21,057	$22,563	$23,708
% of total company revenues	23%	24%	25%
Earnings from operations	$2,223	$1,966	$2,312
Operating margins	10.6%	8.7%	9.8%
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications were as follows:

Years ended December 31,	2017	2016	2015
F/A-18 Models	23	25	35
F-15 Models	16	15	12
C-17 Globemaster III		4	5
CH-47 Chinook (New)	9	25	41
CH-47 Chinook (Renewed)	35	25	16
AH-64 Apache (New)	11	31	23
AH-64 Apache (Remanufactured)	57	34	38
P-8 Models	19	18	14
AEW&C			1
C-40A		1	1
Total	170	178	186

New-build satellite deliveries were as follows:

Years ended December 31,	2017	2016	2015
Commercial and civil satellites	3	5	3
Military satellites	1	2	1
Revenues
BDS revenues in 2017 decreased by $1,506 million compared with 2016 primarily due to fewer C-17 deliveries, lower milestone revenue on satellite programs, and the mix of deliveries on the Apache and F-15 programs, partially offset by higher volume on various weapons programs.
BDS revenues in 2016 decreased by $1,145 million compared with 2015 primarily due to lower milestone revenue on government satellite programs, fewer C-17 deliveries, lower Commercial Crew revenue, as well as timing and mix of CH-47 Chinook deliveries, partially offset by higher revenue on several modifications and upgrades programs.

Earnings From Operations
BDS earnings from operations in 2017 increased by $257 million compared with 2016 primarily due to lower charges on the KC-46A Tanker and Commercial Crew programs, which more than offset the impact of fewer C-17 deliveries and Apache delivery mix. Higher earnings reflect the favorable impact of cumulative catch-up adjustments which were $541 million higher in 2017 than in 2016, primarily driven by lower charges.
BDS earnings from operations in 2016 decreased by $346 million compared with 2015, primarily due to lower earnings on the Commercial Crew program, driven by a charge of $162 million during the third quarter of 2016, as well as lower volume and mix on the CH-47 Chinook program. Lower earnings include the unfavorable impact of cumulative contract catch-up adjustments which were $441 million higher than 2015, primarily due to Commercial Crew charges in 2016 and the absence of favorable F-15 program adjustments recorded in 2015.
BDS earnings from operations include equity earnings of $183 million, $249 million and $202 million primarily from our ULA joint venture in 2017, 2016 and 2015.
During 2017, 2016 and 2015, BDS recorded charges related to the KC-46A Tanker contract of $93 million, $356 million and $322 million.
Backlog
Total backlog of $49,577 million at December 31, 2017 increased by 11% from December 31, 2016, primarily due to current year contract awards for the F-15 and Apache programs, partially offset by revenue recognized on contracts awarded in prior years.
Total backlog of $44,825 million at December 31, 2016 decreased by 4% reflecting revenue recognized on contracts awarded in prior years, partially offset by current year contract awards for satellite, P-8, weapons, Apache and CH-47 Chinook programs.
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
Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of significant fixed-price development programs include KC-46A Tanker, Commercial Crew, Saudi F-15, and commercial and military satellites.
KC-46A Tanker See the discussion of the USAF KC-46A Tanker program on page 23.

United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 6, 11, and 12 to our Consolidated Financial Statements.
F/A-18 See the discussion of the F/A-18 program in Note 11 to our Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 7 to our Consolidated Financial Statements.
Commercial Crew See the discussion of Fixed-Price Development Contracts in Note 11 to our Consolidated Financial Statements.
Global Services
Business Environment and Trends
The aerospace markets we serve include parts distribution, logistics, and other inventory services; maintenance, engineering, and upgrades; training and professional services; and information services. We expect the market to grow by around 3.5% annually.
As the size of the worldwide commercial airline fleet continues to grow, so does demand for aftermarket services designed to increase efficiency and extend the economic lives of airplanes. Airlines are using data analytics to plan flight operations and predictive maintenance to improve their productivity and efficiency. Airlines continue to look for opportunities to reduce the size and cost of their spare parts inventory, frequently outsourcing spares management to third parties.
Government services market segments are growing on pace with related fleets, but vary based on the utilization and age of the aircraft. The U.S. government services market is the single largest individual market, comprising over 50 percent of the government services markets served. Over the next decade, we expect U.S. growth to remain flat and non-U.S. fleets, led by Middle East and Asia Pacific customers, to add rotorcraft and commercial derivative aircraft at the fastest rates. We expect less than 20 percent of the worldwide fleet of military aircraft to be retired and replaced over the next ten years, driving increased demand for services to maintain aging aircraft and enhance aircraft capability.
BGS’ major customer, the U.S. government, remains subject to the spending limits and uncertainty described on page 29, which could restrict the execution of certain program activities and delay new programs or competitions.
Industry Competitiveness Aviation services is a competitive market with many domestic and international competitors. This market environment has resulted in intense pressures on pricing and we expect these pressures to continue or intensify in the coming years. Continued access to global markets remains vital to our ability to fully realize our sales growth potential and long-term investment returns.
Results of Operations

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Revenues	$14,639	$13,925	$13,293
% of total company revenues	16%	15%	14%
Earnings from operations	$2,256	$2,177	$1,835
Operating margins	15.4%	15.6%	13.8%

Revenues
BGS revenues in 2017 increased by $714 million compared with 2016 primarily due to higher commercial parts revenue.

BGS revenues in 2016 increased by $632 million compared with 2015 primarily due to higher commercial parts revenues and government services revenue.
Earnings From Operations
BGS earnings from operations in 2017 increased by $79 million compared with 2016 primarily due to higher revenues, partially offset by commercial services mix. Net favorable cumulative contract catch-up adjustments were $9 million lower in 2017 than in 2016.

BGS earnings from operations in 2016 increased by $342 million compared with 2015 primarily due to higher revenues and favorable mix of commercial parts and government services. Net favorable cumulative contract catch-up adjustments were $12 million higher in 2016 than in 2015.
Backlog
BGS total backlog of $17,223 million at December 31, 2017 increased by 10% from December 31, 2016, primarily due to current year contract awards including F-15, C-17, and Apache support programs.
BGS total backlog of $15,631 million at December 31, 2016 increased by 20% from December 31, 2015 primarily due to current year contract awards including the C-17 support program.
Boeing Capital
Business Environment and Trends
BCC’s gross customer financing and investment portfolio at December 31, 2017 totaled $3,006 million. A substantial portion of BCC’s portfolio is related to customers that we believe have less than investment-grade credit. BCC’s portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably 717 and 747-8 aircraft.
BCC provided customer financing of $480 million and $1,376 million during 2017 and 2016. While we may be required to fund a number of new aircraft deliveries in 2018 and/or provide refinancing for existing bridge debt, we expect alternative financing will be available at reasonable prices from broad and globally diverse sources. However, a number of factors could cause BCC’s new business volume to increase further, including if the Export-Import Bank of the United States continues to be unable to, or does not, approve new financing transactions.
Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 2,000 western-built commercial jet aircraft (8.3% of current world fleet) were parked at the end of 2017, including both in-production and out-of-production aircraft types. Of these parked aircraft, approximately 2% are not expected to return to service. At the end of 2016 and 2015, 8.8% and 9.5% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service.

Results of Operations

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Revenues	$307	$298	$413
Earnings from operations	$114	$59	$50
Operating margins	37%	20%	12%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues in 2017 were consistent with 2016.
BCC’s revenues in 2016 decreased by $115 million compared with 2015 primarily due to lower lease income, and lower end of lease settlement payments.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations in 2017 increased by $55 million primarily due to lower asset impairment and depreciation expenses. Earnings from operations in 2016 increased by $9 million primarily due to lower asset impairment expense which more than offset lower revenues.
Financial Position
The following table presents selected financial data for BCC as of December 31:

(Dollars in millions)	2017	2016
Customer financing and investment portfolio, net	$3,003	$4,109
Other assets, primarily cash and short-term investments	677	346
Total assets	$3,680	$4,455

Other liabilities, primarily deferred income taxes	$653	$1,007
Debt, including intercompany loans	2,523	2,864
Equity	504	584
Total liabilities and equity	$3,680	$4,455

Debt-to-equity ratio	5.0-to-1	4.9-to-1

BCC’s customer financing and investment portfolio at December 31, 2017 decreased from December 31, 2016, primarily due to $1,434 million of asset sales, note payoffs, and portfolio run-off, partially offset by new volume.
Aircraft subject to leases with a carrying value of approximately $25 million are scheduled to be returned off lease during 2018. We are seeking to remarket these aircraft or have the leases extended.
BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Net earnings	$8,197	$4,895	$5,176
Non-cash items	2,652	2,559	2,392
Changes in working capital	2,495	3,045	1,795
Net cash provided by operating activities	13,344	10,499	9,363
Net cash used by investing activities	(2,062)	(3,380)	(1,846)
Net cash used by financing activities	(11,350)	(9,587)	(7,920)
Effect of exchange rate changes on cash and cash equivalents	80	(33)	(28)
Net decrease in cash and cash equivalents	12	(2,501)	(431)
Cash and cash equivalents at beginning of year	8,801	11,302	11,733
Cash and cash equivalents at end of period	$8,813	$8,801	$11,302
Operating Activities Net cash provided by operating activities was $13.3 billion during 2017, compared with $10.5 billion during 2016 and $9.4 billion in 2015. The increase of $2.8 billion in 2017 was primarily driven by higher advances more than offsetting inventory increases. The increase of $1.1 billion in 2016 was primarily due to lower expenditures on commercial airplane program inventory, primarily 787. Advances and progress billings increased by $4.6 billion in 2017, decreased by $1.9 billion in 2016 and increased by $0.4 billion in 2015. During 2017, our discretionary contributions to our pension plans included 14.4 million shares of our common stock with an aggregate value of $3.5 billion and $0.5 billion in cash. Discretionary contributions to our pension plans were insignificant in 2016 and 2015.
Investing Activities Cash used by investing activities during 2017, 2016 and 2015 was $2.1 billion, $3.4 billion and $1.8 billion. Capital expenditures totaled $1.7 billion in 2017, down from $2.6 billion in 2016 and $2.5 billion in 2015. We expect capital expenditures in 2018 to be higher than 2017. Net proceeds from investments was insignificant in 2017. Net contributions to investments were $0.5 billion in 2016 compared with net proceeds from investments of $0.6 billion in 2015.
Financing Activities Cash used by financing activities was $11.4 billion during 2017, an increase of $1.8 billion compared with 2016, primarily due to higher share repurchases and dividend payments. During 2017, our net borrowings were $1.1 billion compared with minimal net repayments in 2016. Cash used by financing activities was $9.6 billion during 2016, an increase of $1.7 billion compared with 2015, primarily due to lower net borrowings and higher dividend payments and share repurchases.
At December 31, 2017 and 2016 the recorded balance of debt was $11.1 billion and $10.0 billion of which $1.3 billion and $0.4 billion was classified as short-term. At December 31, 2017 and 2016 this included $2.5 billion and $2.9 billion of debt attributable to BCC, of which $0.9 billion and $0.1 billion were classified as short-term.
During 2017 and 2016 we repurchased 46.1 million and 55.1 million shares totaling $9.2 billion and $7.0 billion through our open market share repurchase program. In 2017 and 2016, we had 0.7 million shares transferred to us from employees for tax withholdings. At December 31, 2017, the amount available under the share repurchase plan, announced on December 11, 2017, totaled $18 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that serves as a source of short-term liquidity. At December 31, 2017, commercial paper borrowings totaling $600 million were supported by unused commitments under the revolving credit agreement. We had no commercial paper borrowings in 2016. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $10.2 billion and $14.8 billion at December 31, 2017 and 2016. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At December 31, 2017 and 2016, our pension plans were $16.4 billion and $20.1 billion underfunded as measured under GAAP. On an Employee Retirement Income Security Act (ERISA) basis our plans are more than 100% funded at December 31, 2017 with minimal required contributions in 2018. During 2017, we contributed shares of our common stock with an aggregate value of $3.5 billion and $0.5 billion in cash. We do not expect to make contributions to our pension plans in 2018. We may be required to make higher contributions to our pension plans in future years.
At December 31, 2017, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.

Contractual Obligations
The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2017, and the estimated timing thereof.

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including current portion)	$11,130	$1,285	$2,362	$1,266	$6,217
Interest on debt	5,635	478	831	672	3,654
Pension and other postretirement cash requirements	6,190	609	1,245	1,246	3,090
Capital lease obligations	147	55	61	16	15
Operating lease obligations	1,367	220	365	212	570
Purchase obligations not recorded on the Consolidated Statements of Financial Position	115,064	48,375	31,369	23,223	12,097
Purchase obligations recorded on the Consolidated Statements of Financial Position	18,630	18,289	325	2	14
Total contractual obligations (1)	$158,163	$69,311	$36,558	$26,637	$25,657

(1)
Excludes income tax matters. As of December 31, 2017, our net liability for income taxes payable, including uncertain tax positions of $1,736 million, was $1,634 million. For further discussion of income taxes, see Note 4 to our Consolidated Financial Statements. We are not able to reasonably estimate the timing of future cash flows related to uncertain tax positions.

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
Purchase Obligations Not Recorded on the Consolidated Statements of Financial Position Purchase obligations not recorded on the Consolidated Statements of Financial Position include agreements for inventory procurement, tooling costs, electricity and natural gas contracts, property, plant and equipment, customer financing equipment, and other miscellaneous production related obligations. The most significant obligation relates to inventory procurement contracts. We have entered into certain significant inventory procurement contracts that specify determinable prices and quantities, and long-term delivery timeframes. In addition, we purchase raw materials on behalf of our suppliers. These agreements require suppliers and vendors to be prepared to build and deliver items in sufficient time to meet our production schedules. The need for such arrangements with suppliers and vendors arises from the extended production planning horizon for many of our products. A significant portion of these inventory commitments is supported by firm contracts and/or has historically resulted in settlement through reimbursement from customers for penalty payments to the supplier should the customer not take delivery. These amounts are also included in our forecasts of costs for program and contract accounting. Some inventory procurement contracts may include escalation adjustments. In these limited cases, we have included our best estimate of the effect of the escalation adjustment in the amounts disclosed in the table above.
Purchase Obligations Recorded on the Consolidated Statements of Financial Position Purchase obligations recorded on the Consolidated Statements of Financial Position primarily include accounts payable and certain other current and long-term liabilities including accrued compensation.

Industrial Participation Agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology or skills transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our local operations there, placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2017, we incurred no such penalties. As of December 31, 2017, we have outstanding industrial participation agreements totaling $17.9 billion that extend through 2030. Purchase order commitments associated with industrial participation agreements are included in purchase obligations in the table above. To be eligible for such a purchase order commitment from us, a non-U.S. supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.
Commercial Commitments
The following table summarizes our commercial commitments outstanding as of December 31, 2017.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$3,708	$1,659	$782	$559	$708
Commercial aircraft financing commitments	10,221	2,047	4,372	2,256	1,546
Total commercial commitments	$13,929	$3,706	$5,154	$2,815	$2,254
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $524 million at December 31, 2017. For additional information, see Note 11 to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 12 to our Consolidated Financial Statements.

Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our Consolidated Financial Statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the impact of certain pension and other postretirement benefit expenses that are not allocated to business segments. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to BCA and certain BGS businesses supporting commercial customers. Pension costs allocated to BDS and BGS businesses supporting government customers are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid. The unallocated pension costs recognized in earnings during 2017 was a benefit of $1,120 million compared with a benefit of $217 million in 2016 and an expense of $421 million in 2015. The higher 2017 benefit reflects the amortization of pension benefits capitalized as inventory in prior years. The 2016 benefit reflects the difference between the higher segment allocation compared to the U.S. GAAP net periodic pension costs recognized in earnings in the current period, as well as lower settlements and curtailments. For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on pages 20 and 21 of this Form 10-K and see Note 21 to our Consolidated Financial Statements. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)
Years ended December 31,	2017	2016	2015
Revenues	$93,392	$94,571	$96,114
Earnings from operations, as reported	$10,278	$5,834	$7,443
Operating margins	11.0%	6.2%	7.7%

Unallocated pension (income)/expense	($1,120)	($217)	$421
Unallocated other postretirement benefit income	($188)	($153)	($123)
Unallocated pension and other postretirement benefit (income)/expense	($1,308)	($370)	$298
Core operating earnings (non-GAAP)	$8,970	$5,464	$7,741
Core operating margins (non-GAAP)	9.6%	5.8%	8.1%

Diluted earnings per share, as reported	$13.43	$7.61	$7.44
Unallocated pension (income)/expense	($1.83)	($0.33)	$0.61
Unallocated other postretirement benefit income	($0.31)	($0.24)	($0.18)
Provision for deferred income taxes on adjustments (1)	$0.75	$0.20	($0.15)
Core earnings per share (non-GAAP)	$12.04	$7.24	$7.72

Weighted average diluted shares (in millions)	610.7	643.8	696.1

(1)	The income tax impact is calculated using the tax rate in effect for the non-GAAP adjustments.

Critical Accounting Policies
Contract Accounting
Contract accounting is used to determine revenue, cost of sales, and profit predominantly by BDS and for defense contracts at BGS. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.
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
Revenue and cost estimates for all significant contracts are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the year ended December 31, 2017 net favorable cumulative catch-up adjustments, including reach-forward losses, across all contracts increased Earnings from operations by $14 million. For the years ended December 31, 2016 and 2015, net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all contracts decreased Earnings from operations by $912 million and $224 million.
Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all contracts in BDS and defense contracts at BGS for all of 2017 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $280 million. In addition, a number of our fixed price development contracts are in a reach-forward loss position. Changes to estimated losses are recorded immediately in earnings.
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
To ensure reliability in our estimates, we employ a rigorous estimating process that is reviewed and updated on a quarterly basis. Changes in estimates are normally recognized on a prospective basis; when estimated costs to complete a program exceed estimated revenues from undelivered units in the accounting quantity, a loss provision is recorded in the current period for the estimated loss on all undelivered units in the accounting quantity. For example, in 2016 and 2015, we recorded reach-forward losses of $1,258 million and $885 million on the 747 program. We continue to evaluate the viability of the 747 program and it is reasonably possible that we could decide to end production of the 747.
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
Due to the significance of judgment in the estimation process described above, it is reasonably possible that changes in underlying circumstances or assumptions could have a material effect on program gross margins. If the combined gross margin percentages for our commercial airplane programs had been estimated to be 1% higher or lower it would have a similar effect on the Commercial Airplane segment’s operating margins. For the year ended December 31, 2017, a 1% increase or decrease in operating margins for our Commercial Airplane segment would have a $567 million impact on operating earnings.
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
We completed our assessment of goodwill as of April 1, 2017 and determined that there is no impairment of goodwill. As a result of the change in our reportable segments, as described in Note 21, we reallocated goodwill to our new reporting units using a relative fair value approach. We evaluated goodwill for impairment at July 1, 2017 and determined that no impairment existed. As of December 31, 2017, we estimated that the fair value of each reporting unit significantly exceeded its corresponding carrying value. Changes in our forecasts, or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods.
As of December 31, 2017 and 2016, we had $490 million of indefinite-lived intangible assets related to the Jeppesen and Aviall brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. A 10% decrease in the discounted cash flows would not impact the carrying value of these indefinite-lived intangible assets.
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
The following table shows the sensitivity of our pension plan liability and net periodic cost to a 25 basis point change in the discount rate as of December 31, 2017.

(Dollars in millions)	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans
Projected benefit obligation	($2,364)	$2,961
Net periodic pension cost	(84)	99
Pension expense is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2017 net periodic pension expense by $148 million. We expect 2018 net periodic pension cost to decrease by approximately $44 million and the portion recognized in earnings before income taxes to decrease by approximately $512 million primarily due to lower amortization of actuarial losses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations, and customer financing assets and liabilities. Additionally, BCC uses interest rate swaps with certain debt obligations to manage exposure to interest rate changes. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes. As of December 31, 2017, the impact over the next 12 months of a 100 basis point rise in interest rates to our pre-tax earnings would not be significant. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2017, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized losses by $289 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries
Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2017	2016	2015
Sales of products	$83,204	$84,399	$85,255
Sales of services	10,188	10,172	10,859
Total revenues	93,392	94,571	96,114

Cost of products	(68,365)	(72,713)	(73,446)
Cost of services	(7,631)	(8,018)	(8,578)
Boeing Capital interest expense	(70)	(59)	(64)
Total costs and expenses	(76,066)	(80,790)	(82,088)
	17,326	13,781	14,026
Income from operating investments, net	204	303	274
General and administrative expense	(4,094)	(3,616)	(3,525)
Research and development expense, net	(3,179)	(4,627)	(3,331)
Gain/(loss) on dispositions, net	21	(7)	(1)
Earnings from operations	10,278	5,834	7,443
Other income/(loss), net	129	40	(13)
Interest and debt expense	(360)	(306)	(275)
Earnings before income taxes	10,047	5,568	7,155
Income tax expense	(1,850)	(673)	(1,979)
Net earnings	$8,197	$4,895	$5,176

Basic earnings per share	$13.60	$7.70	$7.52

Diluted earnings per share	$13.43	$7.61	$7.44
See Notes to the Consolidated Financial Statements on pages 55 – 106.

The Boeing Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Net earnings	$8,197	$4,895	$5,176
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	128	(104)	(92)
Unrealized gain/(loss) on certain investments, net of tax of ($1), $1 and ($5)	1	(2)	8
Unrealized gain/(loss) on derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($66), $4 and $77	119	(8)	(140)
Reclassification adjustment for loss included in net earnings, net of tax of ($28), ($43) and ($43)	52	78	79
Total unrealized gain/(loss) on derivative instruments, net of tax	171	70	(61)
Defined benefit pension plans & other postretirement benefits:
Net actuarial loss arising during the period, net of tax of $248, $752 and $402	(495)	(1,365)	(732)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($272), ($288) and ($570)	542	524	1,038
Settlements and curtailments included in net income, net of tax of $0, ($7) and ($27)		14	51
Pension and postretirement (cost)/benefit related to our equity method investments, net of tax $5, ($7) and ($2)	(11)	12	3
Amortization of prior service (credits)/cost included in net periodic pension cost, net of tax of $59, $31 and ($22)	(117)	(57)	38
Prior service cost arising during the period, net of tax of ($14), ($18) and ($496)	28	33	902
Total defined benefit pension plans & other postretirement benefits, net of tax	(53)	(839)	1,300
Other comprehensive income/(loss), net of tax	247	(875)	1,155
Comprehensive loss related to noncontrolling interests	(2)	(1)	(3)
Comprehensive income, net of tax	$8,442	$4,019	$6,328
See Notes to the Consolidated Financial Statements on pages 55 – 106.

The Boeing Company and Subsidiaries
Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2017	2016
Assets
Cash and cash equivalents	$8,813	$8,801
Short-term and other investments	1,179	1,228
Accounts receivable, net	10,516	8,832
Current portion of customer financing, net	309	428
Inventories, net of advances and progress billings	44,344	43,199
Total current assets	65,161	62,488
Customer financing, net	2,740	3,773
Property, plant and equipment, net	12,672	12,807
Goodwill	5,559	5,324
Acquired intangible assets, net	2,573	2,540
Deferred income taxes	341	332
Investments	1,260	1,317
Other assets, net of accumulated amortization of $482 and $497	2,027	1,416
Total assets	$92,333	$89,997
Liabilities and equity
Accounts payable	$12,202	$11,190
Accrued liabilities	15,292	14,691
Advances and billings in excess of related costs	27,440	23,869
Short-term debt and current portion of long-term debt	1,335	384
Total current liabilities	56,269	50,134
Deferred income taxes	1,839	1,338
Accrued retiree health care	5,545	5,916
Accrued pension plan liability, net	16,471	19,943
Other long-term liabilities	2,015	2,221
Long-term debt	9,782	9,568
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	6,804	4,762
Treasury stock, at cost	(43,454)	(36,097)
Retained earnings	45,320	40,714
Accumulated other comprehensive loss	(13,376)	(13,623)
Total shareholders’ equity	355	817
Noncontrolling interests	57	60
Total equity	412	877
Total liabilities and equity	$92,333	$89,997
See Notes to the Consolidated Financial Statements on pages 55 – 106.

The Boeing Company and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Cash flows – operating activities:
Net earnings	$8,197	$4,895	$5,176
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	202	190	189
Depreciation and amortization	2,069	1,910	1,833
Investment/asset impairment charges, net	113	90	167
Customer financing valuation cost/(benefit)	2	(7)	(5)
(Gain)/Loss on dispositions, net	(21)	7	1
Other charges and credits, net	287	369	364
Excess tax benefits from share-based payment arrangements			(157)
Changes in assets and liabilities –
Accounts receivable	(1,821)	112	(1,069)
Inventories, net of advances and progress billings	(1,085)	3,755	(1,110)
Accounts payable	130	622	(238)
Accrued liabilities	573	726	2
Advances and billings in excess of related costs	3,570	(493)	1,192
Income taxes receivable, payable and deferred	857	(810)	477
Other long-term liabilities	94	(68)	46
Pension and other postretirement plans	(582)	153	2,470
Customer financing, net	1,017	(696)	167
Other	(258)	(256)	(142)
Net cash provided by operating activities	13,344	10,499	9,363
Cash flows – investing activities:
Property, plant and equipment additions	(1,739)	(2,613)	(2,450)
Property, plant and equipment reductions	92	38	42
Acquisitions, net of cash acquired	(324)	(297)	(31)
Contributions to investments	(3,601)	(1,719)	(2,036)
Proceeds from investments	3,639	1,209	2,590
Purchase of distribution rights	(131)
Other	2	2	39
Net cash used by investing activities	(2,062)	(3,380)	(1,846)
Cash flows – financing activities:
New borrowings	2,077	1,325	1,746
Debt repayments	(953)	(1,359)	(885)
Repayments of distribution rights and other asset financing		(24)
Stock options exercised	311	321	399
Excess tax benefits from share-based payment arrangements			157
Employee taxes on certain share-based payment arrangements	(132)	(93)	(96)
Common shares repurchased	(9,236)	(7,001)	(6,751)
Dividends paid	(3,417)	(2,756)	(2,490)
Net cash used by financing activities	(11,350)	(9,587)	(7,920)
Effect of exchange rate changes on cash and cash equivalents	80	(33)	(28)
Net decrease in cash and cash equivalents	12	(2,501)	(431)
Cash and cash equivalents at beginning of year	8,801	11,302	11,733
Cash and cash equivalents at end of year	$8,813	$8,801	$11,302
See Notes to the Consolidated Financial Statements on pages 55 – 106.

The Boeing Company and Subsidiaries
Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance at January 1, 2015	$5,061	$4,625	($23,298)	$36,180	($13,903)	$125	$8,790
Net earnings				5,176		(3)	5,173
Other comprehensive income, net of tax of ($686)					1,155		1,155
Share-based compensation and related dividend equivalents		214		(25)			189
Excess tax pools		158					158
Treasury shares issued for stock options exercised, net		(29)	428				399
Treasury shares issued for other share-based plans, net		(134)	53				(81)
Common shares repurchased			(6,751)				(6,751)
Cash dividends declared ($3.82 per share)				(2,575)			(2,575)
Changes in noncontrolling interests						(60)	(60)
Balance at December 31, 2015	$5,061	$4,834	($29,568)	$38,756	($12,748)	$62	$6,397
Net earnings				4,895		(1)	4,894
Other comprehensive loss, net of tax of $425					(875)		(875)
Share-based compensation and related dividend equivalents		244		(35)			209
Excess tax pools		(84)					(84)
Treasury shares issued for stock options exercised, net		(63)	383				320
Treasury shares issued for other share-based plans, net		(169)	89				(80)
Common shares repurchased			(7,001)				(7,001)
Cash dividends declared ($4.69 per share)				(2,902)			(2,902)
Changes in noncontrolling interests						(1)	(1)
Balance at December 31, 2016	$5,061	$4,762	($36,097)	$40,714	($13,623)	$60	$877
Net earnings				8,197		(2)	8,195
Other comprehensive income, net of tax of ($69)					247		247
Share-based compensation and related dividend equivalents		238		(35)			203
Treasury shares issued for stock options exercised, net		(88)	399				311
Treasury shares issued for other share-based plans, net		(190)	62				(128)
Treasury shares contributed to pension plans		2,082	1,418				3,500
Common shares repurchased			(9,236)				(9,236)
Cash dividends declared ($5.97 per share)				(3,556)			(3,556)
Changes in noncontrolling interests						(1)	(1)
Balance at December 31, 2017	$5,061	$6,804	($43,454)	$45,320	($13,376)	$57	$412
See Notes to the Consolidated Financial Statements on pages 55 – 106.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2017	2016	2015
Revenues:
Commercial Airplanes	$56,729	$58,012	$59,399
Defense, Space & Security	21,057	22,563	23,708
Global Services	14,639	13,925	13,293
Boeing Capital	307	298	413
Unallocated items, eliminations and other	660	(227)	(699)
Total revenues	$93,392	$94,571	$96,114
Earnings from operations:
Commercial Airplanes	$5,432	$1,995	$4,284
Defense, Space & Security	2,223	1,966	2,312
Global Services	2,256	2,177	1,835
Boeing Capital	114	59	50
Segment operating profit	10,025	6,197	8,481
Unallocated items, eliminations and other	253	(363)	(1,038)
Earnings from operations	10,278	5,834	7,443
Other income/(loss), net	129	40	(13)
Interest and debt expense	(360)	(306)	(275)
Earnings before income taxes	10,047	5,568	7,155
Income tax expense	(1,850)	(673)	(1,979)
Net earnings	$8,197	$4,895	$5,176
This information is an integral part of the Notes to the Consolidated Financial Statements. See Note 21 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Years ended December 31, 2017, 2016 and 2015
(Dollars in millions, except per share data)
Note 1 – Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing,” the “Company,” “we,” “us,” or “our”). These statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. All significant intercompany accounts and transactions have been eliminated. As described in Note 21, effective July 1, 2017, we now operate in four reportable segments: Commercial Airplanes (BCA); Defense, Space & Security (BDS), Global Services (BGS), and Boeing Capital (BCC). Amounts in prior periods have been reclassified to conform to the current year presentation.
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
Revenue and Related Cost Recognition
Contract Accounting Contract accounting is used for development and production activities predominantly by BDS and for defense contracts at BGS. The majority of these activities are performed under contracts with the U.S. government and other customers that extend over several years. Contract accounting involves a judgmental process of estimating total sales and costs for each contract resulting in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized. When the current estimates of total sales and costs for a contract indicate a loss, a provision for the entire loss on the contract is recognized.
Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s percent complete. Net cumulative catch-up adjustments to prior years’ earnings, including reach-forward losses, across all contracts were as follows:

	2017	2016	2015
Increase/(decrease) to Earnings from Operations	$14	($912)	($224)
Increase/(decrease) to Diluted EPS	$0.02	($1.25)	($0.23)
Significant adjustments during the three years ended December 31, 2017 included reach-forward losses of $471, $1,128 and $835 on the USAF KC-46A Tanker contract recorded during 2017, 2016 and 2015.

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
Program Accounting Our Commercial Airplanes segment uses program accounting to account for cost of sales related to its programs. Program accounting is applicable to products manufactured for delivery under production-type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs, program tooling and other non-recurring costs, and warranty costs are accumulated and charged to cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. The determination of the accounting quantity is limited by the ability to make reasonably dependable estimates of the revenue and cost of existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs for the total program.
We recognize sales for commercial airplane deliveries as each unit is completed and accepted by the customer. Sales recognized represent the price negotiated with the customer, adjusted by an escalation formula as specified in the customer agreement. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of sales recognized for airplanes delivered and accepted by the customer. Changes in estimated revenues, cost of sales and the related effects on program margins are recognized prospectively except in cases where the program is determined to have a reach-forward loss in which case the loss is recognized in the current period. Reductions to a reach-forward loss are spread over all undelivered units in the accounting quantity, whereas increases to the estimated loss are recorded immediately. See Note 11.
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
Service Revenue Service revenue is recognized when the service is performed with the exception of U.S. government service agreements, which are accounted for using contract accounting. Service activities primarily include: support agreements associated with military aircraft and helicopter contracts, space travel on Commercial Crew, ongoing maintenance of International Space Station, military and commercial aircraft training contracts, fleet care, and technical and flight operation services for commercial aircraft. Service revenue and associated cost of sales from pay-in-advance subscription fees are deferred and recognized as services are rendered.
Financial Services Revenue We record financial services revenue associated with sales-type/finance leases, operating leases, and notes receivable.
Lease and financing revenue arrangements are included in Sales of services on the Consolidated Statements of Operations. For sales-type/finance leases, we record an asset at lease inception. This asset is recorded at the aggregate of future minimum lease payments, estimated residual value of the leased equipment, and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other-than-temporary are recognized in the period in which the declines occur.
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
Reinsurance Revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $141, $147 and $136 during 2017, 2016 and 2015, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $144, $139 and $132 during 2017, 2016 and 2015, respectively. Revenues and costs are presented net in Cost of sales in the Consolidated Statements of Operations.
Fleet Support
We provide assistance and support to facilitate efficient and safe aircraft operation to the operators of all our commercial airplane models. Collectively known as fleet support, these activities and support services include flight and maintenance training, field service support, engineering support, and technical data and documents. Fleet support activity begins prior to aircraft delivery as the customer receives training, manuals, and technical consulting support. This activity continues throughout the aircraft’s operational life. Services provided after delivery include field service support, consulting on maintenance, repair, and operational issues brought forth by the customer or regulators, updating manuals and engineering data, and the issuance of service bulletins that impact the entire model’s fleet. Field service support involves our personnel located at customer facilities providing and coordinating fleet support activities and requests. The costs for fleet support are expensed as incurred as Cost of services.
Research and Development
Research and development includes costs incurred for experimentation, design, and testing, as well as bid and proposal efforts related to government products and services which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our contract accounting policy. We have certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues. Research and development expense included bid and proposal costs of $288, $311 and $286 in 2017, 2016 and 2015, respectively.
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
Income Taxes
Provisions for U.S. federal, state and local, and non-U.S. income taxes are calculated on reported Earnings before income taxes based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank where conditions for right of set-off are met, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $116 and $77 at December 31, 2017 and 2016.
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
Warranties
In conjunction with certain product sales, we provide warranties that cover factors such as non-conformance to specifications and defects in material and design. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three to four-year standard warranty for systems, accessories, equipment, parts, and software manufactured by us or manufactured to certain standards under our authorization. These warranties are included in the programs’ estimate at completion. On occasion we have made commitments beyond the standard warranty obligation to correct fleet-wide major issues of a particular model, resulting in additional accrued warranty expense. Warranties issued by our BDS segment principally relate to sales of military aircraft and weapons hardware and are included in the contract cost estimates. These sales are generally accompanied by a six month to two-year warranty period and cover systems, accessories, equipment, parts, and software manufactured by us to certain contractual specifications. Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. Estimated costs of these additional warranty issues are considered changes to the initial liability estimate.
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
Standards Issued and Not Yet Implemented
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. We plan to adopt the new lease standard in 2019 and do not expect it to have a material effect on our financial position, results of operations or cash flows.
We are adopting ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) in the first quarter of 2018 using the retrospective transition method which will require 2016 and 2017 financial statements to be restated. The new standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The standard also requires expanded disclosures regarding revenue and contracts with customers.

Most of our defense contracts at BDS and BGS that have historically recognized revenue as deliveries are made or based on the attainment of performance milestones will recognize revenue under the new standard over time as costs are incurred. Certain military derivative aircraft contracts included in our BCA segment will also recognize revenue as costs are incurred. The new standard will not change the total amount of revenue recognized on these contracts, only accelerate the timing of when the revenue is recognized. In addition, the timing of cost of sales recognition for these contracts will be accelerated, resulting in a decrease in Inventories from long-term contracts in progress.
The new standard will not affect revenue recognition or the use of program accounting for commercial airplane contracts. We will continue to recognize revenue for these contracts at the point in time when the customer accepts delivery of the airplane.
Because revenue will be recognized under the new standard as costs are incurred for most of our defense and military derivative airplane contracts, approximately $10,000 of revenues and $1,300 of associated operating earnings will be accelerated into years ending prior to January 1, 2016. The restatement will result in a cumulative adjustment to increase retained earnings by $900 effective January 1, 2016. Restated income statements for 2016 and 2017 are shown below.
We are also adopting ASU No. 2017-07,Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in the first quarter of 2018. The standard requires non-service cost components of net periodic benefit cost to be presented in non-operating earnings using a retrospective transition method which will require us to restate 2016 and 2017 in the first quarter of 2018. In addition, only service costs may be allocated to production costs and capitalized in inventory on a prospective basis effective January 1, 2018. Adoption in the first quarter of 2018 is expected to result in a reclassification of non-service cost components of net periodic benefit cost of $6 in 2017 and $478 in 2016 from Earnings from Operations to Other income/(loss), net. We applied a practical expedient as the estimation basis for this reclassification. Adoption of the new pension standard will not affect previously reported financial position, earnings per share, or cash flows.

The impact to our 2017 and 2016 operating results as a result of adopting ASC Topic 606 and ASU No. 2017-07 is presented in the tables below:

	Reported	Restated	Reported	Restated
Years ended December 31,	2017	2017	2016	2016
Revenues:
Commercial Airplanes	$56,729	$58,014	$58,012	$59,378
Defense, Space & Security	21,057	20,561	22,563	20,180
Global Services	14,639	14,581	13,925	13,819
Boeing Capital	307	307	298	298
Unallocated items, eliminations and other	660	542	(227)	(179)
Total revenues	$93,392	$94,005	$94,571	$93,496
Earnings from operations:
Commercial Airplanes	$5,432	$5,452	$1,995	$1,981
Defense, Space & Security	2,223	2,193	1,966	1,678
Global Services	2,256	2,246	2,177	2,159
Boeing Capital	114	114	59	59
Segment operating profit	10,025	10,005	6,197	5,877
Unallocated items, eliminations and other	253	(1,099)	(363)	(707)
FAS/CAS service cost adjustment (1)		1,438		1,357
Earnings from operations	10,278	10,344	5,834	6,527
Other income/(loss), net (1)	129	123	40	(438)
Interest and debt expense	(360)	(360)	(306)	(306)
Earnings before income taxes	10,047	10,107	5,568	5,783
Income tax expense	(1,850)	(1,649)	(673)	(749)
Net earnings	$8,197	$8,458	$4,895	$5,034

Diluted earnings per share	$13.43	$13.85	$7.61	$7.83

(1)
The FAS/CAS service cost adjustment represents the difference between the pension and postretirement service costs calculated under Generally Accepted Accounting Principles (GAAP) and costs allocated to the business segments which are based on U.S. Government Cost Accounting Standards for our defense businesses. Restated Other income/(loss), net includes the non-service cost components of net periodic benefit cost.

In addition to the income statement changes described above, adoption of ASC Topic 606 is expected to increase total assets and total liabilities at December 31, 2017 and 2016 by approximately $20,000 and $19,000 primarily due to classifying certain advances from customers as liabilities under the new standard, whereas these advances were netted against inventory under existing GAAP. Adoption of ASU No. 2017-07 has no impact on total assets and total liabilities. The new standards have no impact on cash flows reported in 2017 and 2016. The impact of the new revenue standard on our 2017 and 2016 financial results may not be representative of the impact on our financial position and operating results in subsequent years. ASC Topic 606 requires additional detailed disclosures regarding the Company’s contracts with customers, including disclosure of remaining unsatisfied performance obligations, in the first quarter of 2018 which we are continuing to assess. We have identified and implemented changes to the Company’s business processes, systems and controls to support adoption of the new standard.

Note 2 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2017 and 2016 were as follows:

	Commercial Airplanes	Defense, Space & Security	Global Services	Total
Balance at January 1, 2016	$992	$2,648	$1,486	$5,126
Acquisitions(1)		206		206
Goodwill adjustments			(8)	(8)
Balance at December 31, 2016	$992	$2,854	$1,478	$5,324
Acquisitions(1)		220		220
Goodwill adjustments			15	15
Balance at December 31, 2017(1)	$992	$3,074	$1,493	$5,559

(1)	The increase in goodwill is primarily the result of acquisitions in the fourth quarter of 2016 and 2017.
As of December 31, 2017 and 2016, we had indefinite-lived intangible assets with carrying amounts of $490 relating to trade names.
The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$2,445	$943	$2,281	$797
Product know-how	522	298	503	271
Customer base	650	479	595	436
Developed technology	556	406	523	376
Other	213	177	194	166
Total	$4,386	$2,303	$4,096	$2,046
Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2017 and 2016 was $240 and $220. Estimated amortization expense for the five succeeding years is as follows:

	2018	2019	2020	2021	2022
Estimated amortization expense	$236	$213	$183	$174	$165
During 2017 and 2016 we acquired $298 and $113 of finite-lived intangible assets, of which $55 and $31 related to non-cash investing and financing transactions.

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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)
Years ended December 31,	2017	2016	2015
Net earnings	$8,197	$4,895	$5,176
Less: earnings available to participating securities	6	3	4
Net earnings available to common shareholders	$8,191	$4,892	$5,172
Basic
Basic weighted average shares outstanding	603.2	636.5	688.0
Less: participating securities	0.7	1	1.1
Basic weighted average common shares outstanding	602.5	635.5	686.9
Diluted
Basic weighted average shares outstanding	603.2	636.5	688.0
Dilutive potential common shares(1)	7.5	7.3	8.1
Diluted weighted average shares outstanding	610.7	643.8	696.1
Less: participating securities	0.7	1.0	1.1
Diluted weighted average common shares outstanding	610.0	642.8	695.0
Net earnings per share:
Basic	$13.60	$7.70	$7.52
Diluted	13.43	7.61	7.44

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)
Years ended December 31,	2017	2016	2015
Performance awards	4.1	6.5	5.6
Performance-based restricted stock units	0.5	2.5	2.3

Note 4 – Income Taxes
The components of earnings before income taxes were:

Years ended December 31,	2017	2016	2015
U.S.	$9,615	$5,175	$6,828
Non-U.S.	432	393	327
Total	$10,047	$5,568	$7,155
Income tax expense/(benefit) consisted of the following:

Years ended December 31,	2017	2016	2015
Current tax expense
U.S. federal	$1,276	$1,193	$2,102
Non-U.S.	149	133	122
U.S. state	23	15	21
Total current	1,448	1,341	2,245
Deferred tax expense
U.S. federal	405	(618)	(297)
Non-U.S.	(1)	(4)	4
U.S. state	(2)	(46)	27
Total deferred	402	(668)	(266)
Total income tax expense	$1,850	$673	$1,979
Net income tax payments were $896, $1,460 and $1,490 in 2017, 2016 and 2015, respectively.

The following is a reconciliation of the U.S. federal statutory tax rate of 35% to our effective income tax rates:

Years ended December 31,	2017	2016	2015
U.S. federal statutory tax	35.0%	35.0%	35.0%
Impact of Tax Cuts and Jobs Act(1)	(10.5)
Tax basis adjustment(2)		(7.9)
Federal audit settlements(3)		(3.2)
Excess tax benefits(4)	(2.1)	(1.9)
Research and development credits	(1.6)	(5.2)	(3.4)
U.S. manufacturing activity tax benefit	(1.3)	(3.8)	(2.9)
Tax on non-US activities	(0.9)	(0.5)	(0.6)
Other provision adjustments	(0.2)	(0.4)	(0.4)
Effective income tax rate	18.4%	12.1%	27.7%

(1)
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted. The TCJA revises the U.S. corporate income tax by, among other things, lowering the rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system and imposing a one-time tax on deemed repatriated earnings of non-U.S. subsidiaries. In the fourth quarter of 2017, we recorded provisional tax benefits of $1,210 related to the remeasurement of our net U.S. deferred tax liabilities to reflect the reduction in the corporate tax rate. We also recorded a provisional tax expense of $159 related to tax on non-U.S. activities resulting from the TCJA.

(2)
In the third quarter of 2016, we recorded incremental tax benefits of $440 related to the application of a 2012 Federal Court of Claims decision which held that the tax basis in certain assets could be increased (tax basis adjustment).

(3)	In the third quarter of 2016, a tax benefit of $177 was recorded as a result of the settlement of the 2011-2012 federal tax audit.

(4)	In 2017 and 2016, we recorded excess tax benefits related to employee share-based payments of $207 and $105.

Significant components of our deferred tax (liabilities)/assets at December 31 were as follows:

	2017	2016
Inventory and long-term contract methods of income recognition	(6,290)	(9,954)
Pension benefits	3,690	7,385
Retiree health care benefits	1,319	2,268
Fixed assets, intangibles and goodwill (net of valuation allowance of $16 and $16)	(1,259)	(2,007)
Other employee benefits	847	1,225
Customer and commercial financing	(369)	(730)
Accrued expenses and reserves	347	587
Net operating loss, credit and capital loss carryovers (net of valuation allowance of $53 and $79)(1)	299	277
Other	(82)	(57)
Net deferred tax (liabilities)/assets(2)	($1,498)	($1,006)

(1)	Of the deferred tax asset for net operating loss and credit carryovers, $278 expires on or before December 31, 2036 and $21 may be carried over indefinitely.

(2)	Included in the net deferred tax (liabilities)/assets as of December 31, 2017 and 2016 are deferred tax assets in the amounts of $4,636 and $7,701 related to Accumulated other comprehensive loss.
Net deferred tax (liabilities)/assets at December 31 were as follows:

	2017	2016
Deferred tax assets	$8,459	$13,591
Deferred tax liabilities	(9,888)	(14,502)
Valuation allowance	(69)	(95)
Net deferred tax (liabilities)/assets	($1,498)	($1,006)
The deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The TCJA one-time repatriation tax liability effectively taxed the undistributed earnings previously deferred from U.S. income taxes. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be indefinitely reinvested. If such earnings were to be distributed, any foreign withholding tax would not be significant.
In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 the amounts recorded in the fourth quarter of 2017 related to the TCJA represent reasonable estimates based on our analysis to date and are considered to be provisional and subject to revision during 2018. Provisional amounts were recorded for the repatriation tax, the remeasurement of our 2017 U.S. net deferred tax liabilities and ancillary state tax effects. These amounts are considered to be provisional as we continue to assess available tax methods and elections and refine our computations. In addition, further regulatory guidance related to the TCJA is expected to be issued in 2018 which may result in changes to our current estimates. Any revisions to the estimated impacts of TCJA will be recorded quarterly until the computations are complete which is expected no later than the fourth quarter of 2018.
As of December 31, 2017 and 2016, the amounts accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position were not significant. The amounts of interest benefit included in the Consolidated Statements of Operations were not significant for the years ended December 31, 2017, 2016 and 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
Unrecognized tax benefits – January 1	$1,557	$1,617	$1,312
Gross increases – tax positions in prior periods	3	17	38
Gross decreases – tax positions in prior periods	(44)	(348)	(25)
Gross increases – current-period tax positions	220	344	292
Settlements		(73)
Unrecognized tax benefits – December 31	$1,736	$1,557	$1,617
As of December 31, 2017, 2016 and 2015, the total amount of unrecognized tax benefits was $1,736, $1,557 and $1,617, respectively, of which $1,568, $1,402 and $1,479 would affect the effective tax rate, if recognized. As of December 31, 2017, these amounts are primarily associated with U.S. federal tax issues such as the amount of research tax credits claimed, the U.S. manufacturing activity tax benefit and tax basis adjustments. Also included in these amounts are accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed.
Federal income tax audits have been settled for all years prior to 2013. The Internal Revenue Service (IRS) began the 2013-2014 federal tax audit in the fourth quarter of 2016. We are also subject to examination in major state and non-U.S. jurisdictions for the 2001-2016 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months unrecognized tax benefits related to federal and state matters under audit may decrease by up to $540 and $430, respectively, based on current estimates.
Note 5 – Accounts Receivable, net
Accounts receivable at December 31 consisted of the following:

	2017	2016
U.S. government contracts	$5,989	$4,639
Commercial Airplanes	1,542	1,375
Global Services(1)	1,472	1,257
Defense, Space & Security(1)	760	533
Reinsurance receivables	467	526
Other	348	567
Less valuation allowance	(62)	(65)
Total	$10,516	$8,832

(1)	Excludes U.S. government contracts
The following table summarizes our accounts receivable under long-term contracts that were unbillable or related to outstanding claims as of December 31:

	Unbillable		Claims
	2017	2016	2017	2016
Current	$2,876	$1,919	$4	$38
Expected to be collected after one year	1,564	2,011	$55	91
Total	$4,440	$3,930	$59	$129

Under contract accounting unbillable receivables on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Any adjustment for the credit quality of unbillable receivables, if required, would be recorded as a direct reduction of revenue. Factors considered in assessing the collectability of unbillable receivables include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. Unbillable receivables related to commercial customers expected to be collected after one year were $172 and $172 at December 31, 2017 and 2016. Accounts receivable related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.
Accounts receivable, other than those described above, expected to be collected after one year are not material.
Note 6 – Inventories
Inventories at December 31 consisted of the following:

	2017	2016
Long-term contracts in progress	$13,889	$12,801
Commercial aircraft programs	52,861	52,048
Commercial spare parts, used aircraft, general stock materials and other	5,688	5,446
Inventory before advances and progress billings	72,438	70,295
Less advances and progress billings	(28,094)	(27,096)
Total	$44,344	$43,199
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $120 (net of advances of $164 and $220) at December 31, 2017 and 2016. See indemnifications to ULA in Note 12.
Included in inventories at December 31, 2017 and 2016 are capitalized precontract costs of $933 and $729 primarily related to KC-46A Tanker, C-17 and F/A-18. See Note 11.
Commercial Aircraft Programs
At December 31, 2017 and 2016, commercial aircraft programs inventory included the following amounts related to the 787 program: $30,695 and $32,501 of work in process (including deferred production costs of $25,358 and $27,308), $3,189 and $2,398 of supplier advances, and $3,173 and $3,625 of unamortized tooling and other non-recurring costs. At December 31, 2017, $22,220 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $6,311 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At December 31, 2017 and 2016, commercial aircraft programs inventory included $151 and $284 of unamortized tooling costs related to the 747 program. At December 31, 2017, $146 of 747 unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders or commitments. The program accounting quantity includes one already completed aircraft which is being remarketed.

Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,976 and $3,117 at December 31, 2017 and 2016.
Note 7 – Customer Financing
Customer financing primarily relates to the BCC segment and consisted of the following at December 31:

	2017	2016
Financing receivables:
Investment in sales-type/finance leases	$1,364	$1,482
Notes	677	807
Total financing receivables	2,041	2,289
Operating lease equipment, at cost, less accumulated depreciation of $320 and $359	1,020	1,922
Gross customer financing	3,061	4,211
Less allowance for losses on receivables	(12)	(10)
Total	$3,049	$4,201
The components of investment in sales-type/finance leases at December 31 were as follows:

	2017	2016
Minimum lease payments receivable	$1,159	$1,321
Estimated residual value of leased assets	495	505
Unearned income	(290)	(344)
Total	$1,364	$1,482
Operating lease equipment primarily includes large commercial jet aircraft.
Financing receivable balances evaluated for impairment at December 31 were as follows:

	2017	2016
Individually evaluated for impairment	$77	$55
Collectively evaluated for impairment	1,964	2,234
Total financing receivables	$2,041	$2,289
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At December 31, 2017 and 2016, we individually evaluated for impairment customer financing receivables of $77 and $55, of which $66 and $44 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
Income recognition is generally suspended for financing receivables at the date full recovery of income and principal becomes not probable. Income is recognized when financing receivables become contractually current and performance is demonstrated by the customer. The average recorded investment in impaired financing receivables for the year ended December 31, 2017 was $46 and the related interest income was insignificant.

The change in the allowance for losses on financing receivables for the years ended December 31, 2017, 2016 and 2015, consisted of the following:

	2017	2016	2015
Beginning balance - January 1	($10)	($16)	($21)
Customer financing valuation (cost)/benefit	(2)	6	5
Ending balance - December 31	($12)	($10)	($16)
Collectively evaluated for impairment	($12)	($10)	($16)
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
Our financing receivable balances at December 31 by internal credit rating category are shown below:

Rating categories	2017	2016
BBB	$1,170	$1,324
BB	627	538
B	177	383
CCC	67	44
Total carrying value of financing receivables	$2,041	$2,289
At December 31, 2017, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 22.6%, 4.7% and 0.9% to the exposure associated with those receivables.
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

The majority of customer financing carrying values are concentrated in the following aircraft models at December 31:

	2017	2016
717 Aircraft ($269 and $301 accounted for as operating leases)	$1,081	$1,282
747-8 Aircraft ($467 and $1,086 accounted for as operating leases)	467	1,111
MD-80 Aircraft (Accounted for as sales-type finance leases)	231	259
757 Aircraft ($27 and $43 accounted for as operating leases)	217	246
747-400 Aircraft ($88 and $149 Accounted for as operating leases)	170	149
737 Aircraft ($127 and $103 Accounted for as operating leases)	161	103
767 Aircraft ($25 and $85 accounted for as operating leases)	98	170
777 Aircraft (Accounted for as notes)	14	165

Charges related to customer financing asset impairment for the years ended December 31 were as follows:

	2017	2016	2015
Boeing Capital	$13	$45	$162
Other Boeing	30	21
Total	$43	$66	$162
Scheduled receipts on customer financing are as follows:

Year	2018	2019	2020	2021	2022	Beyond 2022
Principal payments on notes receivable	$149	$167	$132	$175	$37	$17
Sales-type/finance lease payments receivable	236	223	185	120	107	288
Operating lease equipment payments receivable	417	86	69	53	40	62
Note 8 – Property, Plant and Equipment
Property, plant and equipment at December 31 consisted of the following:

	2017	2016
Land	$530	$535
Buildings and land improvements	14,125	13,796
Machinery and equipment	14,577	13,569
Construction in progress	1,081	1,790
Gross property, plant and equipment	30,313	29,690
Less accumulated depreciation	(17,641)	(16,883)
Total	$12,672	$12,807
Depreciation expense was $1,548, $1,418 and $1,357 for the years ended December 31, 2017, 2016 and 2015, respectively. Interest capitalized during the years ended December 31, 2017, 2016 and 2015 totaled $110, $170 and $158, respectively.
Rental expense for leased properties was $283, $287 and $267, for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, minimum rental payments under capital leases aggregated $147. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,355, net of sublease payments of $13 at December 31, 2017. Payments due under operating and capital leases net of sublease amounts and non-cancellable future rentals during the next five years are as follows:

	2018	2019	2020	2021	2022
Minimum operating lease payments, net of sublease amounts	$216	$201	$157	$115	$96
Minimum capital lease payments	55	37	24	12	4
Accounts payable related to purchases of property, plant and equipment were $196 and $292 for the years ended December 31, 2017 and 2016.

Note 9 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2017	2016
Equity method investments (1)	$1,214	$1,242
Time deposits	613	665
Available-for-sale investments	508	537
Other investments	30	33
Restricted cash & cash equivalents (2)	74	68
Total	$2,439	$2,545

(1)	Dividends received were $247 and $314 during 2017 and 2016. Retained earnings at December 31, 2017 include undistributed earnings from our equity method investments of $307.

(2)	Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Equity Method Investments
Our equity method investments consisted of the following as of December 31:

	Segment	Ownership Percentages	Investment Balance
			2017	2016
United Launch Alliance	BDS	50%	$889	$914
Other	BCA, BDS, and BGS		325	328
Total equity method investments			$1,214	$1,242
Note 10 – Other Assets
Sea Launch
At December 31, 2017 and 2016, Other assets included $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia (RSC Energia) – $223, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
In 2013, we filed an action in the United States District Court for the Central District of California seeking reimbursement from the other Sea Launch partners. In 2016, the United States District Court for the Central District of California issued a judgment in favor of Boeing. Later that year, we reached an agreement which we believe will enable us to recover the outstanding receivable balance from RSC Energia over the next several years. We continue to pursue collection efforts against the former Ukrainian partners in connection with the court judgment. We continue to believe the partners have the financial wherewithal to pay and intend to pursue vigorously all of our rights and remedies. In the event we are unable to secure reimbursement from RSC Energia and the Ukrainian Sea Launch partners, we could incur additional charges.

Spirit AeroSystems
As of December 31, 2017 and 2016, Other assets included $137 and $143 of receivables related to indemnifications from Spirit AeroSystems, Inc. (Spirit), for costs incurred related to pension and retiree medical obligations of former Boeing employees who were subsequently employed by Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in the Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. During 2017, the court ruled against Boeing and denied our claim. In January 2018, Boeing filed a notice of appeal with the Delaware Supreme Court. We believe we have substantial arguments on appeal and expect to fully recover from Spirit.
Note 11 – Liabilities, Commitments and Contingencies
Accrued Liabilities
Accrued liabilities at December 31 consisted of the following:

	2017	2016
Accrued compensation and employee benefit costs	$6,659	$5,720
Environmental	524	562
Product warranties	1,211	1,414
Forward loss recognition	1,683	1,385
Dividends payable	1,005	866
Income Taxes Payable	380	89
Other	3,830	4,655
Total	$15,292	$14,691
Environmental
The following table summarizes environmental remediation activity during the years ended December 31, 2017 and 2016.

	2017	2016
Beginning balance – January 1	$562	$566
Reductions for payments made	(45)	(47)
Changes in estimates	7	43
Ending balance – December 31	$524	$562
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At December 31, 2017 and 2016, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $868 and $857.

Product Warranties
The following table summarizes product warranty activity recorded during the years ended December 31, 2017 and 2016.

	2017	2016
Beginning balance – January 1	$1,414	$1,485
Additions for current year deliveries	274	356
Reductions for payments made	(241)	(309)
Changes in estimates	(236)	(118)
Ending balance – December 31	$1,211	$1,414
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
Trade-in commitment agreements at December 31, 2017 have expiration dates from 2018 through 2026. At December 31, 2017 and 2016, total contractual trade-in commitments were $1,462 and $1,485. As of December 31, 2017 and 2016, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $155 and $126 and the fair value of the related trade-in aircraft was $155 and $126.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $10,221 and $14,847 as of December 31, 2017 and 2016. The estimated earliest potential funding dates for these commitments as of December 31, 2017 are as follows:

Total
2018	$2,047
2019	2,975
2020	1,396
2021	1,322
2022	935
Thereafter	1,546
$10,221
As of December 31, 2017, all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,708 and $4,701 as of December 31, 2017 and 2016.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of December 31, 2017, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 6.
F/A-18
At December 31, 2017, our backlog included 26 F/A-18 aircraft under contract with the U.S. Navy. We have begun work or authorized suppliers to begin working on aircraft beyond those already in backlog in anticipation of future orders. At December 31, 2017, we had $155 of capitalized precontract costs and $855 of potential termination liabilities to suppliers associated with F/A-18 aircraft not yet ordered.
Company Owned Life Insurance
McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2017 and 2016, the cash surrender value was $489 and $483 and the total loans were $470 and $456. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2017 and 2016.
United States Government Defense Environment Overview
In November 2017, Congress passed the National Defense Authorization Act for fiscal year 2018 (FY2018), which authorizes a U.S. DoD budget topline higher than the administration’s budget request from May. While the appropriations process for FY2018 remains incomplete, both the House and Senate appropriations committees have also produced bills that increase the U.S. DoD budget topline above the administration’s request. On February 9, 2018, Congress passed a fifth Continuing Resolution that maintains current funding levels through March 23, 2018 and includes increases to the Budget Control Act caps for defense and non-defense spending for FY2018 and FY2019. However, the Budget Control Act continues to mandate limits on U.S. government discretionary spending and remains in effect. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless Congress acts to repeal or suspend this law.
Funding timeliness also remains a risk. If Congress is unable to pass appropriations bills or an omnibus spending bill before the expiration of the current Continuing Resolution, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD, the Department of Transportation, or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders.

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

BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, Saudi F-15, USAF KC-46A Tanker and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, during 2017, we recorded additional reach-forward losses of $471 on the KC-46A Tanker program. Moreover, this and our other fixed-price development programs remain subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays, or increased costs.
KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2016, the USAF authorized two low rate initial production (LRIP) lots for 7 and 12 aircraft valued at $2.8 billion. In January 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion.
At December 31, 2017, we had approximately $347 of capitalized precontract costs and $1,024 of potential termination liabilities to suppliers.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
December 31,	2017	2016	2017	2016	2017	2016
Contingent repurchase commitments	$1,605	$1,306	$1,605	$1,306	$9	$9
Indemnifications to ULA:
Contributed Delta program launch inventory	72	77
Contract pricing	261	261			7	7
Other Delta contracts	191	216				5
Credit guarantees	109	29	55	27	16	2
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,288 of the $1,360 of inventory that was contributed by us and has yet to consume $72. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,528 through December 31, 2017. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $48 of net indemnification payments to ULA.
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
Potential payments for Other Delta contracts include $85 related to deferred support costs and $91 related to deferred production costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. ULA and Boeing believe that all costs are recoverable and in November

2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. In 2012, Boeing and ULA filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government, which subsequently asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit. The discovery phase of the litigation completed in 2017, and during the fourth quarter, Boeing filed a motion for summary judgment for full recovery of its costs. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.
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
Industrial Revenue Bonds
Industrial Revenue Bonds (IRB) issued by St. Louis County were used to finance the purchase and/or construction of real and personal property at our St. Louis site. Tax benefits associated with IRBs include a twelve-year property tax abatement and sales tax exemption from St. Louis County. We record these properties on our Consolidated Statements of Financial Position. We have also purchased the IRBs and therefore are the bondholders as well as the borrower/lessee of the properties purchased with the IRB proceeds. The liabilities and IRB assets are equal and are reported net in the Consolidated Statements of Financial Position.
As of December 31, 2017 and 2016, the assets and liabilities associated with the IRBs were $166 and $64.
Note 13 – Debt
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
Interest incurred, including amounts capitalized, was $541, $535 and $497 for the years ended December 31, 2017, 2016 and 2015, respectively. Interest expense recorded by BCC is reflected as Boeing Capital interest expense on our Consolidated Statements of Operations. Total Company interest payments were $527, $523 and $488 for the years ended December 31, 2017, 2016 and 2015, respectively.

We have $5,000 currently available under credit line agreements, of which $2,500 is a 364-day revolving credit facility expiring in October 2018, $2,470 expires in November 2022, and $30 expires in November 2021. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2017	2016
Unsecured debt securities	$599	$255
Non-recourse debt and notes	33	33
Capital lease obligations	52	57
Commercial Paper	600
Other notes	51	39
Total	$1,335	$384
Debt at December 31 consisted of the following:

	2017	2016
Unsecured debt securities
0.95% - 4.88% due through 2047	$6,127	5,250
5.80% - 6.88% due through 2043	2,386	2,383
7.25% - 8.75% due through 2043	1,637	1,641
Commercial paper	600
Variable rate: 3-month USD LIBOR plus 12.5 basis points due 2017		$250

Non-recourse debt and notes
6.98% - 7.38% notes due through 2021	94	127
Capital lease obligations due through 2034	138	138
Other notes	135	163
Total debt	$11,117	$9,952
As of December 31, 2017, borrowings of commercial paper of $600, with a weighted-average interest rate of 1.4%, were supported by unused commitments under the revolving credit agreement. We had no commercial paper borrowings in 2016.
Total debt is attributable to:

	2017	2016
BCC	$2,523	$2,864
Other Boeing	8,594	7,088
Total debt	$11,117	$9,952
At December 31, 2017, $94 of debt (non-recourse debt, notes and capital lease obligations) was collateralized by customer financing assets totaling $231.

Scheduled principal payments for debt and minimum capital lease obligations for the next five years are as follows:

	2018	2019	2020	2021	2022
Scheduled principal payments	$1,340	$1,275	$1,148	$728	$554
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
The components of net periodic benefit cost were as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2017	2016	2015	2017	2016	2015
Service cost	$402	$604	$1,764	$106	$128	$140
Interest cost	2,991	3,050	2,990	229	262	248
Expected return on plan assets	(3,847)	(3,999)	(4,031)	(7)	(8)	(8)
Amortization of prior service (credits)/costs	(39)	38	196	(137)	(126)	(136)
Recognized net actuarial loss	804	790	1,577	10	22	31
Settlement/curtailment/other losses	1	40	290			10
Net periodic benefit cost	$312	$523	$2,786	$201	$278	$285

Net periodic benefit cost included in Earnings from operations	$639	$1,979	$2,366	$262	$274	$288
The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2017 and 2016. Benefit obligation balances presented below reflect the PBO for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2017	2016	2017	2016
Change in benefit obligation
Beginning balance	$76,745	$74,388	$6,431	$7,138
Service cost	402	604	106	128
Interest cost	2,991	3,050	229	262
Plan participants’ contributions		1
Amendments	(7)	6	(35)	(57)
Actuarial loss/(gain)	5,653	2,669	(204)	(612)
Settlement/curtailment/other	(751)	(63)
Gross benefits paid	(4,658)	(3,903)	(481)	(469)
Subsidies			33	37
Exchange rate adjustment	18	(7)	6	4
Ending balance	$80,393	$76,745	$6,085	$6,431
Change in plan assets
Beginning balance at fair value	$56,692	$56,514	134	$132
Actual return on plan assets	8,552	3,885	15	7
Company contribution	4,025	113	6	6
Plan participants’ contributions		1	4	7
Settlement payments	(744)	(24)
Benefits paid	(4,530)	(3,791)	(16)	(18)
Exchange rate adjustment	16	(6)
Ending balance at fair value	$64,011	$56,692	$143	$134
Amounts recognized in statement of financial position at December 31 consist of:
Other assets	$218	$3
Other accrued liabilities	(129)	(113)	(397)	(381)
Accrued retiree health care			(5,545)	(5,916)
Accrued pension plan liability, net	(16,471)	(19,943)
Net amount recognized	($16,382)	($20,053)	($5,942)	($6,297)
Amounts recognized in Accumulated other comprehensive loss at December 31 were as follows:

	Pension		Other Postretirement Benefits
	2017	2016	2017	2016
Net actuarial loss/(gain)	$22,942	$22,802	($59)	$152
Prior service (credits)	(1,211)	(1,243)	(226)	(328)
Total recognized in Accumulated other comprehensive loss	$21,731	$21,559	($285)	($176)

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during the year ending December 31, 2018 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial loss/(gain)	$1,128	($10)
Amortization of prior service (credits)	(56)	(126)
Total	$1,072	($136)
The accumulated benefit obligation (ABO) for all pension plans was $77,414 and $74,240 at December 31, 2017 and 2016. Key information for our plans with ABO in excess of plan assets as of December 31 was as follows:

	2017	2016
Projected benefit obligation	$74,953	$76,586
Accumulated benefit obligation	71,975	74,081
Fair value of plan assets	$58,353	$56,530
Assumptions
The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at December 31 of each year and the net periodic benefit cost for the subsequent year.

December 31,	2017	2016	2015
Discount rate:
Pension	3.60%	4.00%	4.20%
Other postretirement benefits	3.30%	3.70%	3.80%
Expected return on plan assets	6.80%	6.80%	7.00%
Rate of compensation increase	5.30%	4.40%	4.00%
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
The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to recent trust performance and historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2017, the MRVA was approximately $2,260 less than the fair market value of assets.

Assumed health care cost trend rates were as follows:

December 31,	2017	2016	2015
Health care cost trend rate assumed next year	6.00%	6.50%	6.50%
Ultimate trend rate	4.50%	5.00%	5.00%
Year that trend reached ultimate rate	2021	2021	2021
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

	Increase	Decrease
Effect on total of service and interest cost	$45	($37)
Effect on postretirement benefit obligation	529	(448)
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
We periodically update our long-term, strategic asset allocations. We use various analytics to determine the optimal asset mix and consider plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. We identify investment benchmarks to evaluate performance for the asset classes in the strategic asset allocation that are market-based and investable where possible. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions, and the timing of benefit payments and contributions. Short-term investments and exchange-traded derivatives are used to rebalance the actual asset allocation to the target asset allocation. The asset allocation is monitored and rebalanced on a monthly basis. The actual and target allocations by asset class for the pension assets at December 31 were as follows:

	Actual Allocations		Target Allocations
Asset Class	2017	2016	2017	2016
Fixed income	46%	48%	47%	47%
Global equity	31	28	29	29
Private equity	5	5	5	5
Real estate and real assets	8	9	9	9
Hedge funds	10	10	10	10
Total	100%	100%	100%	100%

Fixed income securities are invested primarily in a diversified portfolio of long duration instruments. Global equity securities are invested in a diversified portfolio of U.S. and non-U.S. companies, across various industries and market capitalizations.
Real estate and real assets include global private investments that may be held through an investment in a limited partnership (LP) or other fund structures and publicly traded investments (such as Real Estate Investment Trusts (REITs) in the case of real estate). Real estate includes, but is not limited to, investments in office, retail, apartment and industrial properties. Real assets include, but are not limited to, investments in natural resources (such as energy, farmland and timber), commodities and infrastructure. Private equity investment vehicles are primarily limited partnerships (LPs) that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital and special situation strategies.
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
As a percentage of total pension plan assets, derivative net notional amounts were 5.0% and 6.0% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and 6.9% and 1.2% for global equity and commodities at December 31, 2017 and 2016.
In August 2017, the Company elected to contribute $3,500 of our common stock to the pension fund. An independent fiduciary was retained to manage and liquidate the stock over time at its discretion. The liquidation of the common stock holdings was completed during the fourth quarter of 2017.
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

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2017 and 2016. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$19,603		$19,591	$12	$16,730		$16,723	$7
U.S. government and agencies	5,430		5,430		4,876		4,875	1
Mortgage backed and asset backed	760		460	300	706		370	336
Municipal	1,355		1,355		1,398		1,398
Sovereign	1,237		1,237		782		782
Other	118	$59	59		74	$9	65
Derivatives:
Assets	49		49		40		40
Liabilities	(25)		(25)		(38)		(38)
Cash equivalents and other short-term investments	1,778		1,778		1,037		1,037
Equity securities:
U.S. common and preferred stock	4,615	4,615			5,374	5,373		1
Non-U.S. common and preferred stock	6,204	6,204			5,746	5,746
Derivatives:
Assets	4	1	3		6		6
Liabilities	(4)		(4)		(8)		(8)
Private equity
Real estate and real assets:
Real estate	462	462			468	468
Real assets	705	449	253	3	672	372	295	5
Derivatives:
Assets	17		17		4		4
Liabilities	(3)		(3)		(1)		(1)
Total	$42,305	$11,790	$30,200	$315	$37,866	$11,968	$25,548	$350

Fixed income common/collective/pooled funds	$1,257				$1,625
Fixed income other	303				227
Equity common/collective pooled funds	6,786				4,962
Private equity	2,767				2,639
Real estate and real assets	3,744				3,625
Hedge funds	6,440				5,441
Total investments measured at NAV as a practical expedient	$21,297				$18,519

Cash	$170				$160
Receivables	436				374
Payables	(197)				(227)
Total	$64,011				$56,692

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
Hedge fund NAVs are generally based on the valuation of the underlying investments. This is primarily done by applying a market or income valuation methodology depending on the specific type of security or instrument held.
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

The following tables present a reconciliation of Level 3 assets (excluding investments which are valued using NAVs as a practical expedient) held during the years ended December 31, 2017 and 2016. Transfers into and out of Level 3 are reported at the beginning-of-year values.

	January 1 2017 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Out of Level 3	December 31 2017 Balance
Fixed income securities:
Corporate (1)	$12		$1	($1)	$12
U.S. government and agencies	1			(1)
Mortgage backed and asset backed (1)	331	$10	(39)	(2)	300
Equity securities:
U.S. common and preferred stock	1	(1)
Real assets	5		(2)		3
Total	$350	$9	($40)	($4)	$315

	January 1 2016 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Out of Level 3	December 31 2016 Balance
Fixed income securities:
Corporate (1)	$11		($1)	($3)	$7
U.S. government and agencies	1				1
Mortgage backed and asset backed (1)	440	$7	(93)	(18)	336
Equity securities:
U.S. common and preferred stock	1				1
Non-U.S. common and preferred stock	2		(2)
Private equity	3	(3)
Real assets	6		(1)		5
Total	$464	$4	($97)	($21)	$350

(1)	Certain fixed income securities were reclassified between mortgage backed and asset backed to corporate on January 1, 2017 and 2016.
The changes in unrealized gains for Level 3 mortgage backed and asset backed fixed income securities still held at December 31, 2017 and 2016 were $6 and $4.
OPB Plan Assets The majority of OPB plan assets are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The index fund is valued using a market approach based on the quoted market price of an identical instrument (Level 1). The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows
Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA), as well as rules governing funding of our non-US pension plans, are not expected to be significant in 2018. During the third quarter of 2017, we contributed $500 in cash and $3,500 in common stock. We do not expect to make contributions to our pension plans in 2018.
Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

Year(s)	2018	2019	2020	2021	2022	2023-2027
Pensions	$4,758	$4,712	$4,740	$4,703	$4,631	$22,770
Other postretirement benefits:
Gross benefits paid	496	507	517	520	516	2,364
Subsidies	(16)	(16)	(17)	(17)	(17)	(87)
Net other postretirement benefits	$480	$491	$500	$503	$499	$2,277
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
Defined Contribution Plans
We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $1,522, $1,413 and $768 in 2017, 2016 and 2015, respectively.
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
Shares issued as a result of stock option exercises or conversion of stock unit awards will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to satisfy these issuances during 2018.

Share-based plans expense is primarily included in General and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit were as follows:

Years ended December 31,	2017	2016	2015
Stock options		$4	$30
Restricted stock units and other awards	212	189	160
Share-based plans expense	$212	$193	$190
Income tax benefit	$46	$69	$68
Stock Options
We discontinued granting options in 2014, replacing them with performance-based restricted stock units. Options granted through January 2014 had an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. The stock options vested over a period of three years and were fully vested at December 31, 2017.
Stock option activity for the year ended December 31, 2017 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	8,646,612	$72.64
Exercised	(4,224,194)	73.61
Expired	(5,200)	89.65
Outstanding at end of year	4,417,218	$71.69	3.93	$986
Exercisable at end of year	4,417,218	$71.69	3.93	$986
The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $491, $265 and $385, with a related tax benefit of $175, $94 and $135, respectively. The grant date fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $0, $27 and $56, respectively.
Restricted Stock Units
In February 2017, 2016 and 2015, we granted to our executives 523,835, 777,837 and 590,778 restricted stock units (RSUs) as part of our long-term incentive program with grant date fair values of $178.72, $117.50 and $154.64 per unit, respectively. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, involuntary layoff, disability, or death, the employee (or beneficiary) will receive a proration of stock units based on active employment during the three-year service period. In all other cases, the RSUs will not vest and all rights to the stock units will terminate. In addition to RSUs awarded under our long-term incentive program, we grant RSUs to certain executives and employees to encourage retention or to reward various achievements. These RSUs are labeled other RSUs in the table below. The fair values of all RSUs are estimated using the average of the high and low stock prices on the date of grant.

RSU activity for the year ended December 31, 2017 was as follows:

	Long-Term Incentive Program	Other
Number of units:
Outstanding at beginning of year	1,814,644	1,077,920
Granted	570,538	390,152
Dividends	45,799	30,477
Forfeited	(142,907)	(40,670)
Distributed	(660,972)	(301,417)
Outstanding at end of year	1,627,102	1,156,462
Unrecognized compensation cost	$98	$82
Weighted average remaining contractual life (years)	1.8	3.4
The number of vested but undistributed RSUs at December 31, 2017 was not significant.
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
In February 2017, 2016 and 2015, we granted to our executives 492,273, 721,176 and 556,203 PBRSUs as part of our long-term incentive program. Compensation expense for the award is recognized over the three-year performance period based upon the grant date fair value. The grant date fair values were estimated using a Monte-Carlo simulation model with the assumptions presented below. The model includes no expected dividend yield as the units earn dividend equivalents.

Grant Year	Grant Date	Performance Period	Expected Volatility	Risk Free Interest Rate	Grant Date Fair Value
2017	2/27/2017	3 years	21.37%	1.46%	190.17
2016	2/22/2016	3 years	22.44%	0.92%	126.74
2015	2/23/2015	3 years	20.35%	1.03%	164.26

PBRSU activity for the year ended December 31, 2017 was as follows:

Long-Term Incentive Program
Number of units:
Outstanding at beginning of year	1,746,511
Granted	492,273
Performance based adjustment (1)	137,363
Dividends	54,683
Forfeited	(130,367)
Distributed	(748,729)
Outstanding at end of year	1,551,734
Unrecognized compensation cost	$90
Weighted average remaining contractual life (years)	1.8

(1)	Represents net incremental number of units issued at vesting based on TSR for units granted in 2014
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
During 2017, 2016 and 2015, we granted Performance Awards to our executives as part of our long-term incentive program with the payout based on the achievement of financial goals for each three-year period following the grant date. The minimum payout amount is $0 and the maximum amount we could be required to pay out for the 2017, 2016 and 2015 Performance Awards is $352, $318 and $312, respectively. The 2015 grant is expected to be paid out in cash in March 2018.
Deferred Compensation
The Company has deferred compensation plans which permit employees to defer a portion of their salary, bonus, certain other incentive awards, and retirement contributions. Participants can diversify these amounts among 22 investment funds including a Boeing stock unit account.
Total expense related to deferred compensation was $240, $46 and $63 in 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the deferred compensation liability which is being marked to market was $1,547 and $1,289.

Note 16 – Shareholders’ Equity
On December 11, 2017, the Board approved a new repurchase plan for up to $18,000 of common stock, replacing the previously authorized program. The program will expire when we have used all authorized funds or is otherwise terminated.
As of December 31, 2017 and 2016, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized. No preferred stock has been issued.
Changes in Share Balances
The following table shows changes in each class of shares:

	Common Stock	Treasury Stock
Balance at January 1, 2015	1,012,261,159	305,533,606
Issued		(7,288,113)
Acquired		47,391,861
Balance at December 31, 2015	1,012,261,159	345,637,354
Issued		(6,376,868)
Acquired		55,849,082
Balance at December 31, 2016	1,012,261,159	395,109,568
Issued		(20,746,426)
Acquired		46,859,184
Balance at December 31, 2017	1,012,261,159	421,222,326

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2015	$53	($8)	($136)	($13,812)		($13,903)
Other comprehensive (loss)/income before reclassifications	(92)	8	(140)	173		(51)
Amounts reclassified from AOCI			79	1,127	(2)	1,206
Net current period Other comprehensive (loss)/income	(92)	8	(61)	1,300		1,155
Balance at December 31, 2015	($39)	$—	($197)	($12,512)		($12,748)
Other comprehensive loss before reclassifications	(104)	(2)	(8)	(1,320)		(1,434)
Amounts reclassified from AOCI			78	481	(2)	559
Net current period Other comprehensive (loss)/income	(104)	(2)	70	(839)		(875)
Balance at December 31, 2016	($143)	($2)	($127)	($13,351)		($13,623)
Other comprehensive income/(loss) before reclassifications	128	1	119	(478)		(230)
Amounts reclassified from AOCI			52	425	(2)	477
Net current period Other comprehensive income/(loss)	128	1	171	(53)		247
Balance at December 31, 2017	($15)	($1)	$44	($13,404)		($13,376)

(1)	Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the years ended December 31, 2017, 2016, and 2015 totaling $542, $524, and $1,038 (net of tax of ($272), ($288), and ($570)), respectively. These are included in the net periodic pension cost of which a portion is allocated to production as inventoried costs. See Note 14.

Note 17 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2024. We use commodity derivatives, such as fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2021.
Fair Value Hedges
Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in Boeing Capital interest expense.

Derivative Instruments Not Receiving Hedge Accounting Treatment
We have entered into agreements to purchase and sell aluminum to address long-term strategic sourcing objectives and non-U.S. business requirements. These agreements are derivative instruments for accounting purposes. The quantities of aluminum in these agreements offset and are priced at prevailing market prices. We also hold certain foreign currency forward contracts which do not qualify for hedge accounting treatment.
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	2017	2016	2017	2016	2017	2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,930	$2,584	$131	$34	($63)	($225)
Interest rate contracts	125	125	3	6
Commodity contracts	56	53	4	7	(6)	(5)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	406	465	16	21	(5)	(17)
Commodity contracts	563	648				—
Total derivatives	$4,080	$3,875	154	68	(74)	(247)
Netting arrangements			(61)	(45)	61	45
Net recorded balance			$93	$23	($13)	($202)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

Years ended December 31,	2017	2016
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	$123	($9)
Commodity contracts	(4)	1
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(50)	(70)
Commodity contracts	(2)	(8)
Forward points recognized in Other income, net:
Foreign exchange contracts	8	13
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	8	(2)
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $12 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the years ended December 31, 2017 and 2016.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at December 31, 2017 was $13. At December 31, 2017, there was no collateral posted related to our derivatives.
Note 18 – Significant Group Concentrations of Risk
Credit Risk
Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. government. Of the $13,639 in gross accounts receivable and gross customer financing included in the Consolidated Statements of Financial Position as of December 31, 2017, $5,572 related predominantly to commercial aircraft customers ($2,512 of accounts receivable and $3,060 of customer financing) and $5,989 related to the U.S. government.
Of the $3,061 in gross customer financing, $1,828 related to customers we believe have less than investment-grade credit including Silk Way, American, and Hawaiian Airlines who were associated with 14%, 8%, and 7%, respectively, of our financing portfolio. Financing for aircraft is collateralized by security in the related asset and in some instances security in other assets as well.
Other Risk
As of December 31, 2017, approximately 37% of our total workforce was represented by collective bargaining agreements.
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

	December 31, 2017			December 31, 2016
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,582	$1,582		$2,858	$2,858
Available-for-sale investments:
Commercial paper	70		70	162		162
Corporate notes	382		382	271		271
U.S. government agencies	47		47	63		63
Other	18	18		46	46
Derivatives	93		93	23		$23
Total assets	$2,192	$1,600	$592	$3,423	$2,904	$519

Liabilities
Derivatives	($13)		($13)	($202)		($202)
Total liabilities	($13)		($13)	($202)		($202)

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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the years ended December 31 due to long-lived asset impairment, and the fair value and asset classification of the related assets as of the impairment date:

	2017		2016
	Fair Value	Total Losses	Fair Value	Total Losses
Investments	$1	($44)
Operating lease equipment	90	(32)	$84	($52)
Other assets and Acquired intangible assets	14	(23)	12	(10)
Property, plant and equipment	8	(2)	10	(9)
Total	$113	($101)	$106	($71)
Investments, Acquired intangible assets and Property, plant and equipment were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. The fair value of the impaired operating lease equipment is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft.

For Level 3 assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2017, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$90	Market approach	Aircraft value publications	$140 - $191(1) Median $167
			Aircraft condition adjustments	($77) - $0(2) Net ($77)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statements of Financial Position at December 31 were as follows:

	December 31, 2017
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$677	$682		$682
Liabilities
Debt, excluding capital lease obligations and commercial paper	(10,380)	(11,923)		(11,823)	($100)

	December 31, 2016
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$807	$803		$803
Liabilities
Debt, excluding capital lease obligations	(9,815)	(11,209)		(11,078)	($131)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Accounts payable and long-term payables. The carrying values of those items, as reflected in the

Consolidated Statements of Financial Position, approximate their fair value at December 31, 2017 and 2016. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Note 21 – Segment Information
Effective July 1, 2017, we now operate in four reportable segments: BCA, BDS, BGS, and BCC. The new segment, BGS, brings together the Commercial Aviation Services businesses, previously included in the BCA segment, and certain BDS businesses (primarily those previously included in the Global Services & Support segment). All other activities fall within Unallocated items, eliminations and other. See page 51 for the Summary of Business Segment Data, which is an integral part of this note. Prior year numbers have been revised to conform to the current segment presentation.

BCA develops, produces and markets commercial jet aircraft principally to the commercial airline industry worldwide.
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

Revenues, including foreign military sales, are reported by customer location and consist of the following:

Years ended December 31,	2017	2016	2015
Asia, other than China	$8,899	$10,553	$13,433
Europe	11,457	13,790	12,248
China	11,911	10,312	12,556
Middle East	12,287	13,297	10,846
Oceania	2,061	1,843	2,601
Canada	2,197	2,076	1,870
Africa	755	1,999	1,398
Latin America, Caribbean and other	1,494	1,936	1,875
Total non-U.S. revenues	51,061	55,806	56,827
United States	42,331	38,765	39,287
Total revenues	$93,392	$94,571	$96,114
Revenues from the U.S. government (including foreign military sales through the U.S. government), primarily recorded at BDS and BGS, represented 31%, 23% and 27% of consolidated revenues for 2017, 2016 and 2015, respectively. Approximately 5% and 4% of operating assets were located outside the United States as of December 31, 2017 and 2016. The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.
Depreciation and Amortization

Years ended December 31,	2017	2016	2015
Commercial Airplanes	$521	$442	$388
Defense, Space, & Security	252	220	248
Global Services	322	312	317
Boeing Capital Corporation	70	83	87
Unallocated items, eliminations and other	904	853	793
Total	$2,069	$1,910	$1,833
Capital Expenditures

Years ended December 31,	2017	2016	2015
Commercial Airplanes	$636	$830	$819
Defense, Space, & Security	210	290	226
Global Services	180	209	132
Unallocated items, eliminations and other	713	1,284	1,273
Total	$1,739	$2,613	$2,450
Unallocated capital expenditures relate primarily to assets managed centrally on behalf of the five principal segments.
We recorded Earnings from operations associated with our equity method investments of $233, $303 and $274, primarily in our BDS segment, for the years ended December 31, 2017, 2016 and 2015, respectively.
For segment reporting purposes, we record Commercial Airplanes segment revenues and cost of sales for airplanes transferred to other segments. Such transfers may include airplanes accounted for as operating leases and considered transferred to the BCC segment and airplanes transferred to the BDS segment for further modification prior to delivery to the customer. In addition, BGS segment revenue and costs include certain services provided to other segments. The revenues and cost of sales for these transfers are eliminated in the Unallocated items and eliminations caption. For segment reporting purposes, we record BDS revenues and cost of sales for the modification performed on airplanes received from Commercial Airplanes when the airplane is delivered to the customer or at the attainment of performance milestones.
Intersegment revenues, eliminated in Unallocated items, eliminations and other, are shown in the following table.

Years ended December 31,	2017	2016	2015
Commercial Airplanes	$1,571	$2,001	$1,700
Global Services	49	75	95
Boeing Capital	28	16	15
Total	$1,648	$2,092	$1,810
Unallocated Items, Eliminations and other
Unallocated items, eliminations and other includes costs not attributable to business segments as well as intercompany profit eliminations. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

Years ended December 31,	2017	2016	2015
Share-based plans	($77)	($66)	($76)
Deferred compensation	(240)	(46)	(63)
Amortization of previously capitalized interest	(98)	(94)	(90)
Eliminations and other unallocated items	(640)	(527)	(511)
Sub-total	(1,055)	(733)	(740)
Pension	1,120	217	(421)
Postretirement	188	153	123
Pension and Postretirement	1,308	370	(298)
Total	$253	($363)	($1,038)
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

Assets
Segment assets are summarized in the table below.

December 31,	2017	2016
Commercial Airplanes	$47,737	$46,745
Defense, Space & Security	15,865	14,123
Global Services	12,353	11,490
Boeing Capital	3,156	4,139
Unallocated items, eliminations and other	13,222	13,500
Total	$92,333	$89,997
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held centrally as well as intercompany eliminations.

Note 22 – Quarterly Financial Data (Unaudited)

	2017				2016
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Total revenues	$25,368	$24,309	$22,739	$20,976	$23,286	$23,898	$24,755	$22,632
Total costs and expenses	(20,427)	(19,987)	(18,388)	(17,264)	(19,464)	(19,904)	(22,325)	(19,097)
Earnings from operations	3,030	2,689	2,535	2,024	2,183	2,282	(419)	1,788
Net earnings/(loss)	3,132	1,853	1,761	1,451	1,631	2,279	(234)	1,219
Basic earnings/(loss) per share	5.25	3.10	2.93	2.36	2.63	3.64	(0.37)	1.85
Diluted earnings/(loss) per share	5.18	3.06	2.89	2.34	2.59	3.60	(0.37)	1.83
Cash dividends declared per share	3.13		2.84		2.51		2.18
Common stock sales price per share:
High	299.33	259.30	204.39	185.71	160.07	139.45	137.89	141.70
Low	253.53	197.75	175.47	155.21	130.74	123.96	122.35	102.10
Quarter end	294.91	254.21	197.75	176.86	155.68	131.74	129.87	126.94
Gross profit is calculated as Total revenues minus Total costs and expenses. Total costs and expenses includes Cost of products, Cost of services and Boeing Capital interest expense.
During the fourth quarter of 2017, as a result of the enactment of the TCJA, we recorded incremental tax benefits of $1,051, primarily related to the remeasurement of net U.S. deferred tax liabilities.
During 2017 and 2016, higher estimated costs to complete the KC-46A Tanker contract for the U.S. Air Force resulted in reach-forward losses. We recorded $329 and $142 in the third and first quarter of 2017. We recorded $312, $573 and $243 in the fourth, second and first quarter of 2016, respectively.
During the third quarter of 2016, delays in completion of engineering and supply chain activities for the Commercial Crew program resulted in a charge of $162.
During the second quarter of 2016 and first quarter of 2016, we recorded reach-forward losses of $1,188 and $70 on the 747 program.
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
We increased our quarterly dividend from $1.09 to $1.42 in December 2016 and to $1.71 in December 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 12, 2018

We have served as the Company's auditor since at least 1934; however, an earlier year cannot be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 12, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 12, 2018

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2017 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

(c)	Changes in Internal Controls Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and their ages as of February 5, 2018, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Bertrand-Marc Allen	44
Senior Vice President and President, Boeing International since February 2015. Mr. Allen previously served as President of Boeing Capital Corporation from March 2014 to February 2015; Corporate Vice President, Boeing International and Chairman and President of Boeing (China) Co., Ltd. from March 2011 to March 2014; and Vice President, Global Law Affairs from May 2007 to March 2011.

Heidi B. Capozzi	48
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

Leanne G. Caret	51
Executive Vice President, President and Chief Executive Officer, Boeing Defense, Space & Security since March 2016. Ms. Caret joined Boeing in 1988, and her previous positions include President of Global Services & Support from February 2015 to March 2016; Chief Financial Officer and Vice President, Finance, for BDS from March 2014 to February 2015; Vice President and General Manager, Vertical Lift from November 2012 to February 2014; and Vice President and Program Manager, Chinook from November 2009 to October 2012.

Theodore Colbert III	44
Chief Information Officer and Senior Vice President, Information Technology & Data Analytics since April 2016. Mr. Colbert previously served as Chief Information Officer and Vice President of Information Technology from November 2013 to April 2016; Vice President of Information Technology Infrastructure from December 2011 to November 2013; and Vice President of IT Business Systems from September 2010 to December 2011.

Stanley A. Deal	53
Executive Vice President, President and Chief Executive Officer, Boeing Global Services since November 2016. Mr. Deal joined Boeing in 1986, and his previous positions include Senior Vice President of Commercial Aviation Services from March 2014 to November 2016; Vice President and General Manager of Supply Chain Management and Operations for Commercial Airplanes from September 2011 to February 2014; Vice President of Supplier Management from February 2010 to August 2011; and Vice President of Asia Pacific Sales from December 2006 to January 2010.

Gregory L. Hyslop	59
Chief Technology Officer and Senior Vice President, Boeing Engineering, Test & Technology since July 2016. Mr. Hyslop was named Senior Vice President, Boeing Engineering, Test & Technology in March 2016, and his previous positions include Vice President and General Manager of Boeing Research & Technology from February 2013 to March 2016 and Vice President and General Manager of Boeing Strategic Missile & Defense Systems from March 2009 to February 2013.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Timothy J. Keating	56
Senior Vice President, Government Operations since joining Boeing in June 2008. Mr. Keating served as Senior Vice President, Global Government Relations at Honeywell International Inc. from October 2002 to May 2008. Prior thereto, Mr. Keating was Chairman of the Board and Managing Partner of Timmons and Company (a Washington, D.C. lobbying firm).

J. Michael Luttig	63
Executive Vice President and General Counsel since April 2009. Mr. Luttig joined Boeing in May 2006 as Senior Vice President, General Counsel. From October 1991 to May 2006, he served on the United States Court of Appeals for the Fourth Circuit. Mr. Luttig previously served as Assistant Attorney General of the United States, Counselor to the Attorney General at the Department of Justice and Principal Deputy Assistant Attorney General at the Department of Justice and was associated with Davis Polk & Wardwell LLP. Mr. Luttig serves as Director, Franklin Templeton Mutual Funds.

Kevin G. McAllister	54
Executive Vice President, President and Chief Executive Officer, Boeing Commercial Airplanes since November 2016. Mr. McAllister served as President and Chief Executive Officer of GE Aviation Services from January 2014 to November 2016 and Vice President, Global Sales and Marketing of GE Aviation from June 2008 to January 2014.

Dennis A. Muilenburg	54
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

Philip A. Musser	45
Senior Vice President, Communications since September 2017. Mr. Musser previously served as President of New Frontier Strategy from January 2007 to September 2017 and co-founder of The Media Group of America where he served as Chairman and CEO of IMGE from January 2013 to September 2017.

Jenette E. Ramos	52
Senior Vice President, Supply Chain & Operations since June 2017. Ms. Ramos joined Boeing in 1988, and her previous positions include Vice President and General Manager, BCA Fabrication from April 2014 to May 2017; Vice President, Supply Chain Management from January 2012 to April 2014; Vice President, Operations Supply Chain Rate, Supplier Management Capability for Boeing Commercial Airplanes from June 2011 to January 2012; director of Business Operations for Boeing Fabrication from June 2009 to May 2011; General Manager of Boeing Portland from February 2005 to May 2009 and director of Boeing Fabrication Integrated AeroStructures from September 2003 to January 2005.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Diana L. Sands	52
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

Gregory D. Smith	51
Chief Financial Officer and Executive Vice President, Enterprise Performance and Strategy since February 2015. Mr. Smith previously served as Executive Vice President, Chief Financial Officer from February 2012 to February 2015; Vice President of Finance and Corporate Controller from February 2010 to February 2012; and Vice President of Financial Planning & Analysis from June 2008 to February 2010. From August 2004 until June 2008, he served as Vice President of Global Investor Relations at Raytheon Company. Prior to that, he held a number of positions at Boeing including CFO, Shared Services Group; Controller, Shared Services Group; Senior Director, Internal Audit; and leadership roles in supply chain, factory operations and program management. Mr. Smith serves on the board of Intel Corporation.

Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2018 Proxy Statement for our Annual Shareholders Meeting scheduled to be held on April 30, 2018 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees” in the 2018 Proxy Statement, and that information is incorporated by reference herein.
Codes of Ethics. We have adopted (1) The Boeing Company Code of Ethical Business Conduct for the Board of Directors; (2) The Boeing Company Code of Conduct for Finance Employees which is applicable to our Chief Executive Officer (CEO), Chief Financial Officer (CFO), Controller and all finance employees; and (3) The Boeing Code of Conduct that applies to all employees, including our CEO (collectively, the Codes of Conduct). The Codes of Conduct are posted on our website, www.boeing.com/company/general-info/corporate-governance.page, and printed copies may be obtained, without charge, by contacting the Office of Internal Governance, The Boeing Company, 100 N. Riverside Plaza, Chicago, IL 60606. We intend to disclose promptly on our website any amendments to, or waivers of, the Codes of Conduct covering our CEO, CFO and/or Controller.
No family relationships exist among any of the executive officers, directors or director nominees.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Compensation of Directors” in the 2018 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2018 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2018 Proxy Statement, and that information is incorporated by reference herein.
Equity Compensation Plan Information
We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2017:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	4,417,218	$71.69
Deferred compensation	2,237,472
Other stock units(1)	5,887,032
Equity compensation plans not approved by shareholders	None	None	None
Total(2)	12,541,722	$71.69	14,492,124

(1)	Includes 3,103,468 shares issuable in respect of PBRSUs subject to the satisfaction of performance criteria and assumes payout at maximum levels.

(2)
Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance periods which end in 2017, 2018 and 2019.

For further information, see Note 15 to our Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in the 2018 Proxy Statement, and that information is incorporated by reference herein.
The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2018 Proxy Statement, and that information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services
The information required by this Item will be included under the caption “Independent Auditor Fees” in the 2018 Proxy Statement, and that information is incorporated by reference herein.
PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements
Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules
All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2006).

3.2	By-Laws of The Boeing Company, as amended and restated December 17, 2017 (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 17, 2017).

10.1
364-Day Credit Agreement, dated as of November 1, 2017, among The Boeing Company, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2017).

10.2
Five-Year Credit Agreement, dated as of November 10, 2011, among The Boeing Company, the Lenders party thereto, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 10, 2011).

10.3
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

10.4
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

10.5
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

10.6
Amendment No. 4 dated as of November 1, 2017 to the Five-Year Credit Agreement, dated as of November 10, 2011, among The Boeing Company, the Lenders party thereto, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 1, 2017).

10.7
Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L.L.C. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.8
Delta Inventory Supply Agreement, dated as of December 1, 2006, by and between United Launch Alliance, L.L.C. and The Boeing Company (Exhibit (10)(vi) to the Company’s Form 10-K for the year ended December 31, 2006).

10.9	Summary of Non-Employee Director Compensation (Exhibit 10 to the Company’s Form 10-Q for the quarter ended September 30, 2016).*

10.10	Deferred Compensation Plan for Directors of The Boeing Company, as amended and restated effective January 1, 2008 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2007).*

10.11	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on January 1, 2008 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2007).*

10.12
Incentive Compensation Plan for Employees of The Boeing Company and Subsidiaries, as amended and restated effective October 31, 2016 (Exhibit (10)(xi) to the Company’s Form 10-K for the year ended December 31, 2016).*

10.13	The Boeing Company Elected Officer Annual Incentive Plan, as amended and restated effective October 31, 2016 (Exhibit (10)(xii) to the Company’s Form 10-K for the year ended December 31, 2016).*

10.14
The Boeing Company 1997 Incentive Stock Plan, as amended effective May 1, 2000 and further amended effective January 1, 2008 (Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 28, 2007).*

10.15
Supplemental Pension Agreement between The Boeing Company and J. Michael Luttig dated January 25, 2007, as amended on November 14, 2007 (Exhibit (10)(xxx) to the Company’s Form 10-K for the year ended December 31, 2007).*

10.16	Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated effective January 1, 2016 (Exhibit (10)(xvi) to the Company’s Form 10-K for the year ended December 31, 2016).*

10.17
Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated as of January 1, 2016 (Exhibit (10)(xvi) to the Company’s Form 10-K for the year ended December 31, 2015).*

10.18	The Boeing Company Executive Layoff Benefits Plan, as amended and restated effective January 1, 2017 (Exhibit (10)(xviii) to the Company’s Form 10-K for the year ended December 31, 2016).*

10.19	The Boeing Company 2003 Incentive Stock Plan, as amended and restated effective October 31, 2016 (Exhibit (10)(xix)(a) to the Company’s Form 10-K for the year ended December 31, 2016).*

10.20	Form of Non-Qualified Stock Option Grant Notice of Terms (Exhibit (10)(xvii)(b) to the Company’s Form 10-K for the year ended December 31, 2010).*

10.21	Form of Notice of Terms of Performance-Based Restricted Stock Units (Exhibit 10.2 of the Company’s 10-Q for the quarter ended March 31, 2017).*

10.22	Form of Performance Award Notice (Exhibit 10.3 of the Company’s 10-Q for the quarter ended March 31, 2017).*

10.23	Form of Notice of Terms of Restricted Stock Units (Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2017).*

10.24	Form of Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 25, 2017).*

10.25	Form of Notice of Terms of Restricted Stock Units dated February 24, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2014).*

10.26	Form of Notice of Terms of Restricted Stock Units dated February 23, 2015. (Exhibit (10)(xviii)(i) to the Company’s Form 10-K for the year ended December 31, 2015).*

10.27	Notice of Terms of Restricted Stock Units (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 22, 2015).*

12	Computation of Ratio of Earnings to Fixed Charges.

21	List of Company Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Commercial Program Method of Accounting (Exhibit (99)(i) to the Company’s Form 10-K for the year ended December 31, 1997).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2018.

THE BOEING COMPANY
(Registrant)
By:	/s/ Robert E. Verbeck
Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 2018.

/s/ Dennis A. Muilenburg	/s/ Lynn J. Good
Dennis A. Muilenburg – Chairman, President and Chief Executive Officer	Lynn J. Good – Director
(Principal Executive Officer)

/s/ Gregory D. Smith	/s/ Lawrence W. Kellner
Gregory D. Smith – Chief Financial Officer and Executive Vice President, Enterprise Performance and Strategy	Lawrence W. Kellner – Director
(Principal Financial Officer)

/s/ Robert E. Verbeck	/s/ Caroline B. Kennedy
Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller	Caroline B. Kennedy – Director
(Principal Accounting Officer)

/s/ Robert A. Bradway	/s/ Edward M. Liddy
Robert A. Bradway – Director	Edward M. Liddy – Director

/s/ David L. Calhoun	/s/ Susan C. Schwab
David L. Calhoun – Director	Susan C. Schwab – Director

/s/ Arthur D. Collins, Jr.	/s/ Ronald A. Williams
Arthur D. Collins, Jr. – Director	Ronald A. Williams – Director

/s/ Kenneth M. Duberstein	/s/ Mike S. Zafirovski
Kenneth M. Duberstein – Director	Mike S. Zafirovski – Director

/s/ Edmund P. Giambastiani, Jr.
Edmund P. Giambastiani, Jr. – Director