Form 10-Q
period 2018-03-31
BOEING CO
filed 2018-04-25
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 18, 2018, there were 582,580,973 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2018

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2018	2017
Sales of products	$20,820	$19,367
Sales of services	2,562	2,594
Total revenues	23,382	21,961

Cost of products	(16,816)	(16,062)
Cost of services	(1,992)	(1,998)
Boeing Capital interest expense	(16)	(13)
Total costs and expenses	(18,824)	(18,073)
	4,558	3,888
Income from operating investments, net	74	81
General and administrative expense	(997)	(929)
Research and development expense, net	(764)	(836)
Gain on dispositions, net	4	2
Earnings from operations	2,875	2,206
Other income, net	66	26
Interest and debt expense	(102)	(87)
Earnings before income taxes	2,839	2,145
Income tax expense	(362)	(566)
Net earnings	$2,477	$1,579

Basic earnings per share	$4.19	$2.57

Diluted earnings per share	$4.15	$2.54

Cash dividends paid per share	$1.71	$1.42

Weighted average diluted shares (millions)	597.2	621.2
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2018	2017
Net earnings	$2,477	$1,579
Other comprehensive income, net of tax:
Currency translation adjustments	27	34
Unrealized gain on certain investments, net of tax of $0 and ($1)	2	1
Unrealized gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $0 and ($28)	(2)	52
Reclassification adjustment for losses included in net earnings, net of tax of $(1) and ($9)	4	16
Total unrealized gain on derivative instruments, net of tax	2	68
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $10 and $16	(36)	(28)
Net actuarial gain arising during the period, net of tax of $0 and $(1)		3
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($60) and ($72)	219	132
Pension and postretirement cost related to our equity method investments, net of tax of $1 and $1	(3)	(2)
Total defined benefit pension plans and other postretirement benefits, net of tax	180	105
Other comprehensive income, net of tax	211	208
Comprehensive income related to noncontrolling interests	(1)
Comprehensive income, net of tax	$2,687	$1,787
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2018	December 31 2017
Assets
Cash and cash equivalents	$9,235	$8,813
Short-term and other investments	656	1,179
Accounts receivable, net	2,802	2,894
Unbilled receivables, net	9,822	8,194
Current portion of customer financing, net	244	309
Inventories	61,303	61,388
Other current assets	2,481	2,417
Total current assets	86,543	85,194
Customer financing, net	2,753	2,756
Property, plant and equipment, net of accumulated depreciation of $17,894 and $17,641	12,628	12,672
Goodwill	5,558	5,559
Acquired intangible assets, net	2,525	2,573
Deferred income taxes	325	321
Investments	1,248	1,260
Other assets, net of accumulated amortization of $514 and $482	1,969	2,027
Total assets	$113,549	$112,362
Liabilities and equity
Accounts payable	$12,613	$12,202
Accrued liabilities	10,983	13,069
Advances and progress billings	49,955	48,042
Short-term debt and current portion of long-term debt	1,981	1,335
Total current liabilities	75,532	74,648
Deferred income taxes	2,001	2,188
Accrued retiree health care	5,494	5,545
Accrued pension plan liability, net	16,279	16,471
Other long-term liabilities	2,474	2,015
Long-term debt	10,471	9,782
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	6,624	6,804
Treasury stock, at cost - 428,038,987 and 421,222,326 shares	(46,396)	(43,454)
Retained earnings	52,095	49,618
Accumulated other comprehensive loss	(16,162)	(16,373)
Total shareholders’ equity	1,222	1,656
Noncontrolling interests	76	57
Total equity	1,298	1,713
Total liabilities and equity	$113,549	$112,362
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2018	2017
Cash flows – operating activities:
Net earnings	$2,477	$1,579
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	45	50
Depreciation and amortization	501	468
Investment/asset impairment charges, net	20	23
Customer financing valuation (benefit)/expense	(1)	7
Gain on dispositions, net	(4)	(2)
Other charges and credits, net	60	58
Changes in assets and liabilities –
Accounts receivable	92	(264)
Unbilled receivables	(1,628)	(568)
Advances and progress billings	1,917	1,375
Inventories	283	(1,491)
Other current assets	(103)	(117)
Accounts payable	591	616
Accrued liabilities	(1,337)	(282)
Income taxes receivable, payable and deferred	348	552
Other long-term liabilities	(243)	(72)
Pension and other postretirement plans	(50)	10
Customer financing, net	44	231
Other	124	(75)
Net cash provided by operating activities	3,136	2,098
Cash flows – investing activities:
Property, plant and equipment additions	(394)	(466)
Property, plant and equipment reductions	27	9
Contributions to investments	(249)	(605)
Proceeds from investments	752	803
Purchase of distribution rights	(20)
Other	3	(1)
Net cash provided/(used) by investing activities	119	(260)
Cash flows – financing activities:
New borrowings	2,687	872
Debt repayments	(1,371)	(34)
Contributions from noncontrolling interests	20
Stock options exercised	51	174
Employee taxes on certain share-based payment arrangements	(226)	(107)
Common shares repurchased	(3,000)	(2,500)
Dividends paid	(1,006)	(868)
Net cash used by financing activities	(2,845)	(2,463)
Effect of exchange rate changes on cash and cash equivalents, including restricted	8	20
Net increase/(decrease) in cash & cash equivalents, including restricted	418	(605)
Cash & cash equivalents, including restricted, at beginning of year	8,887	8,869
Cash & cash equivalents, including restricted, at end of period	9,305	8,264
Less restricted cash & cash equivalents, included in Investments	70	74
Cash and cash equivalents at end of period	$9,235	$8,190
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2017	$5,061	$4,762	($36,097)	$41,754	($13,623)	$60	$1,917
Net earnings				1,579			1,579
Other comprehensive loss, net of tax of $(94)					208		208
Share-based compensation and related dividend equivalents		48					48
Treasury shares issued for stock options exercised, net		(42)	215				173
Treasury shares issued for other share-based plans, net		(164)	62				(102)
Common shares repurchased			(2,500)				(2,500)
Balance at March 31, 2017	$5,061	$4,604	($38,320)	$43,333	($13,415)	$60	$1,323

Balance at January 1, 2018	$5,061	$6,804	($43,454)	$49,618	($16,373)	$57	$1,713
Net earnings				2,477		(1)	2,476
Other comprehensive income, net of tax of ($50)					211		211
Share-based compensation and related dividend equivalents		45					45
Treasury shares issued for stock options exercised, net		(25)	75				50
Treasury shares issued for other share-based plans, net		(200)	(17)				(217)
Common shares repurchased			(3,000)				(3,000)
Changes in noncontrolling interests						20	20
Balance at March 31, 2018	$5,061	$6,624	($46,396)	$52,095	($16,162)	$76	$1,298
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2018	2017
Revenues:
Commercial Airplanes	$13,652	$12,953
Defense, Space & Security	5,762	5,112
Global Services	3,943	3,653
Boeing Capital	65	92
Unallocated items, eliminations and other	(40)	151
Total revenues	$23,382	$21,961
Earnings from operations:
Commercial Airplanes	$1,508	$870
Defense, Space & Security	649	549
Global Services	644	623
Boeing Capital	20	39
Segment operating profit	2,821	2,081
Unallocated items, eliminations and other	(311)	(221)
FAS/CAS service cost adjustment	365	346
Earnings from operations	2,875	2,206
Other income, net	66	26
Interest and debt expense	(102)	(87)
Earnings before income taxes	2,839	2,145
Income tax expense	(362)	(566)
Net earnings	$2,477	$1,579
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 19 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2017 Annual Report on Form 10-K. Prior period amounts have been adjusted to conform with the current year presentation.
Standards Issued and Not Yet Implemented
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard requires a modified retrospective transition approach for existing leases, whereby the new rules will be applied to the earliest year presented. We plan to adopt the new lease standard in 2019 and do not expect it to have a material effect on our financial position, results of operations or cash flows.
Standards Issued and Implemented
In the first quarter of 2018, we adopted the following Accounting Standards Updates (ASU): ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2017-07,Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
The impact of the adoption of these standards to our unaudited Consolidated Financial Statements is presented in Note 2 and the additional disclosures are shown in Notes 6 and 19.
ASU 2014-09 In the first quarter of 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method. Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services.
Most of our defense contracts at our Defense, Space & Security (BDS) and Global Services (BGS) segments and certain military derivative aircraft contracts at our Commercial Airplanes (BCA) segment now recognize revenue under the new standard as costs are incurred. Under previous U.S. generally accepted accounting principles (GAAP), revenue was generally recognized when deliveries were made, performance milestones were attained, or as costs were incurred. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition or the use of program accounting for commercial airplane contracts in our BCA business. We continue to recognize revenue for these contracts at the point in time when the customer accepts delivery of the airplane. The adoption resulted in a cumulative adjustment to increase Retained earnings by $901 at January 1, 2016 and an increase of $128 to Net earnings for the first quarter of 2017.
ASU 2017-07 In the first quarter of 2018, we adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

The standard requires non-service cost components of net periodic benefit cost to be presented in non-operating earnings using a retrospective transition method. We applied a practical expedient as the estimation basis for the reclassification of prior period non-service cost components of net periodic benefit cost from Earnings from operations to Other income/(loss), net. Through the end of 2017, a portion of net periodic pension and other postretirement income or expense was not recognized in net earnings in the year incurred because it was allocated to production as product costs, and reflected in inventory at the end of the reporting periods. Effective January 1, 2018, in accordance with our adoption of ASU 2017-07, only service costs may be allocated to production costs and capitalized in inventory on a prospective basis. The impact of adoption was not material.
ASU 2016-18 In the first quarter of 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The standard requires companies to include restricted amounts with Cash & cash equivalents when reconciling the beginning and end of period total amounts shown on the Statements of Cash Flows. The impact of adoption was not material.
ASU 2018-02 In the first quarter of 2018, we early adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows a company to reclassify from Accumulated other comprehensive income/loss to Retained earnings the difference between the historical corporate income tax rate of 35% and the 21% rate enacted in the Tax Cuts and Jobs Act in December 2017. This resulted in an increase of $2,997 to Retained earnings and an increase of $2,997 to Accumulated other comprehensive loss.
Significant Accounting Policies - Update
Our significant accounting policies are described in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017. Our significant accounting policies described below reflect the impact of the adoption of Topic 606 in the first quarter of 2018.
Revenue and Related Cost Recognition
Commercial aircraft contracts The majority of our BCA segment revenue is derived from commercial aircraft contracts. For each contract, we determine the transaction price based on the consideration expected to be received. We allocate the transaction price to each commercial aircraft performance obligation based on relative standalone selling prices adjusted by an escalation formula as specified in the customer agreement. Revenue is recognized for each commercial aircraft performance obligation at the point in time when the aircraft is completed and accepted by the customer. We use program accounting to determine the amount reported as cost of sales.
Where an aircraft is still in our possession, and title and risk of loss has passed to the customer (known as a bill-and-hold arrangement), revenue will be recognized when all specific requirements for transfer of control under a bill-and-hold arrangement have been met.
Payments for commercial aircraft sales are received in accordance with the customer agreement, which generally includes a deposit upon order and additional payments in accordance with a payment schedule, with the balance being due immediately prior to or at aircraft delivery. Advances and progress billings (contract liabilities) are normal and customary for commercial aircraft contracts and not considered a significant financing component as they are intended to protect us from the other party failing to adequately complete some or all of its obligations under the contract.
Long-term contracts Substantially all contracts at BDS, certain military derivative aircraft contracts at BCA and certain contracts at BGS are long-term contracts with the U.S. government and other customers that generally extend over several years. Products sales under long-term contracts primarily include fighter jets, rotorcraft, cybersecurity products, surveillance suites, advanced weapons, missile defense, military derivative aircraft, satellite systems, and modification of commercial passenger aircraft to cargo freighters. Services sales under long-term contracts primarily include support and maintenance agreements associated with our commercial and defense products and space travel on Commercial Crew.

For each long-term contract, we determine the transaction price based on the consideration expected to be received. We allocate the transaction price to each distinct performance obligation to deliver a good or service, or a collection of goods and/or services, based on the relative standalone selling prices. A long-term contract will typically represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods and/or services and the significant service of integration that we provide. While the scope and price on certain long-term contracts may be modified over their life, the transaction price is based on current rights and obligations under the contract and does not include potential modifications until they are agreed upon with the customer. When applicable, a cumulative adjustment or separate recognition for the additional scope and price may result. Long-term contracts can be negotiated with a fixed price or a price in which we are reimbursed for costs incurred plus an agreed upon profit. The Federal Acquisition Regulations provide guidance on the types of cost that will be reimbursed in establishing the price for contracts with the U.S. government. Certain long-term contracts include in the transaction price variable consideration, such as incentive and award fees, if specified targets are achieved. The amount included in the transaction price represents the expected value, based on a weighted probability, or the most likely amount. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.
Long-term contract revenue is recognized over the contract term (over time) as the work progresses, either as products are produced or as services are rendered. We generally recognize revenue over time as we perform on long-term contracts because of continuous transfer of control to the customer. For U.S. government contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. Similarly, for non-U.S. government contracts, the customer typically controls the work in process as evidenced either by contractual termination clauses or by our rights to payment of the transaction price associated with work performed to date on products or services that do not have an alternative use to the Company.
The accounting for long-term contracts involves a judgmental process of estimating total sales, costs and profit for each performance obligation. Cost of sales is recognized as incurred. The amount reported as revenues is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales. Recognizing revenue as costs are incurred provides an objective measure of progress on the long-term contract and thereby best depicts the extent of transfer of control to the customer.
Changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a long-term contract’s percentage-of-completion. When the current estimates of total sales and costs for a long-term contract indicate a loss, a provision for the entire reach-forward loss on the long-term contract is recognized.
Net cumulative catch-up adjustments to prior years' revenue and earnings, including reach-forward losses, across all long-term contracts were as follows:

	Three months ended March 31
	2018	2017
Increase to Revenue	$117	$207
Increase to Earnings from Operations	$78	$108
Increase to Diluted EPS	$0.11	$0.13
Due to the significance of judgment in the estimation process changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods.
Payments under long-term contracts may be received before or after revenue is recognized. The U.S. government customer typically withholds payment of a small portion of the contract price until contract completion. Therefore, long-term contracts typically generate Unbilled receivables (contract assets) but may generate Advances and progress billings (contract liabilities). Long-term contract Unbilled receivables and

Advances and progress billings are not considered a significant financing component because they are intended to protect either the customer or the Company in the event that some or all of the obligations under the contract are not completed.
Commercial spare parts contracts Certain contracts at our BGS segment include sales of commercial spare parts. For each contract, we determine the transaction price based on the consideration expected to be received. We allocate the transaction price to each distinct performance obligation, including each commercial spare part, based on relative standalone selling prices. Revenue is recognized for each commercial spare part performance obligation at the point in time of delivery to the customer. We may provide our customers with a right to return a commercial spare part where a customer may receive a full or partial refund, a credit applied to amounts owed, a different product in exchange, or any combination of these items. We consider the potential for customer returns in the estimated transaction price. The amount reported as cost of sales is recorded at average cost. Payments for commercial spare parts sales are typically received shortly after delivery.
Other service revenue contracts Certain contracts at our BGS segment are for sales of services to commercial customers including maintenance, training, data analytics and information-based services. We recognize revenue for these service performance obligations over time as the services are rendered. The method of measuring progress (such as straight-line or billable amount) varies depending upon which method best depicts the transfer of control to the customer based on the type of service performed. Cost of sales is recorded as incurred.
Concession sharing arrangements We account for sales concessions to our customers in consideration of their purchase of products and services as a reduction of the transaction price and the revenue that is recognized for the related performance obligations. The sales concessions incurred may be partially reimbursed by certain suppliers in accordance with concession sharing arrangements. We record these reimbursements, which are presumed to represent reductions in the price of the vendor’s products or services, as a reduction in Cost of products.
Unbilled Receivables and Advances and Progress Billings
Unbilled receivables (contract assets) arise when the Company recognizes revenue for amounts which cannot yet be billed under terms of the contract with the customer. Advances and progress billings (contract liabilities) arise when the Company receives payments from customers in advance of recognizing revenue. The amount of Unbilled receivables or Advances and progress billings is determined for each contract.

Note 2 - Impact of Adoption of New Standards
In the first quarter of 2018, we adopted the following ASUs: ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; and ASU 2016-18 Statement of Cash Flows (Topic 230) Restricted Cash; and ASU 2018-02 Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
The impact to our unaudited Consolidated Financial Statements as a result of adopting these standards was as follows:
Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended March 31, 2017
(Dollars in millions)	Reported	Impact of New Standards	Restated
Sales of products	$18,512	$855	$19,367
Sales of services	2,464	130	2,594
Total revenues	20,976	985	21,961

Cost of products	(15,363)	(699)	(16,062)
Cost of services	(1,888)	(110)	(1,998)
Boeing Capital interest expense	(13)		(13)
Total costs and expenses	(17,264)	(809)	(18,073)
	3,712	176	3,888
Income from operating investments, net	81		81
General and administrative expense	(933)	4	(929)
Research and development expense, net	(838)	2	(836)
Gain on dispositions, net	2		2
Earnings from operations	2,024	182	2,206
Other income, net	22	4	26
Interest and debt expense	(87)		(87)
Earnings before income taxes	1,959	186	2,145
Income tax expense	(508)	(58)	(566)
Net earnings	$1,451	$128	$1,579

Basic earnings per share	$2.36	$0.21	$2.57

Diluted earnings per share	$2.34	$0.20	$2.54

Condensed Consolidated Statement of Financial Position

(Dollars in millions)	December 31, 2017
Assets	Reported	Impact of New Standards	Restated
Cash and cash equivalents	$8,813		$8,813
Short-term and other investments	1,179		1,179
Accounts receivable, net	10,516	($7,622)	2,894
Unbilled receivables, net		8,194	8,194
Current portion of customer financing, net	309		309
Inventories	44,344	17,044	61,388
Other current assets		2,417	2,417
Total current assets	65,161	20,033	85,194
Customer financing, net	2,740	16	2,756
Property, plant and equipment, net	12,672		12,672
Goodwill	5,559		5,559
Acquired intangible assets, net	2,573		2,573
Deferred income taxes	341	(20)	321
Investments	1,260		1,260
Other assets, net of accumulated amortization	2,027		2,027
Total assets	$92,333	$20,029	$112,362
Liabilities and equity
Accounts payable	$12,202		$12,202
Accrued liabilities	15,292	($2,223)	13,069
Advances and billings in excess of related costs	27,440	(27,440)
Advances and progress billings		48,042	48,042
Short-term debt and current portion of long-term debt	1,335		1,335
Total current liabilities	56,269	18,379	74,648
Deferred income taxes	1,839	349	2,188
Accrued retiree health care	5,545		5,545
Accrued pension plan liability, net	16,471		16,471
Other long-term liabilities	2,015		2,015
Long-term debt	9,782		9,782
Shareholders’ equity:
Common stock	5,061		5,061
Additional paid-in capital	6,804		6,804
Treasury stock, at cost	(43,454)		(43,454)
Retained earnings	45,320	4,298	49,618
Accumulated other comprehensive loss	(13,376)	(2,997)	(16,373)
Total shareholders’ equity	355	1,301	1,656
Noncontrolling interests	57		57
Total equity	412	1,301	1,713
Total liabilities and equity	$92,333	$20,029	$112,362

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in millions)	Three months ended March 31, 2017
	Reported	Impact of New Standards	Restated
Cash flows - operating activities:
Net earnings	$1,451	$128	$1,579
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items -
Share-based plans expense	50		50
Depreciation and amortization	471	(3)	468
Investment/asset impairment charges, net	23		23
Customer financing valuation expense	7		7
Gain on dispositions, net	(2)		(2)
Other charges and credits, net	52	6	58
Changes in assets and liabilities -
Accounts receivable	(769)	505	(264)
Unbilled receivables		(568)	(568)
Advances and progress billings		1,375	1,375
Inventories	(31)	(1,460)	(1,491)
Other current assets		(117)	(117)
Accounts payable	616		616
Accrued liabilities	(613)	331	(282)
Advances and billings in excess of related costs	249	(249)
Income taxes receivable, payable and deferred	495	57	552
Other long-term liabilities	(72)		(72)
Pension and other postretirement plans	10		10
Customer financing, net	232	(1)	231
Other	(75)		(75)
Net cash provided by operating activities	2,094	4	2,098
Cash flows - investing activities:
Property, plant and equipment additions	(466)		(466)
Property, plant and equipment reductions	9		9
Contributions to investments	(605)		(605)
Proceeds from investments	803		803
Other	(3)	2	(1)
Net cash used by investing activities	(262)	2	(260)
Cash flows - financing activities:
New borrowings	872		872
Debt repayments	(34)		(34)
Stock options exercised	174		174
Employee taxes on certain share-based payment arrangements	(107)		(107)
Common shares repurchased	(2,500)		(2,500)
Dividends paid	(868)		(868)
Net cash used by financing activities	(2,463)		(2,463)
Effect of exchange rate changes on cash & cash equivalents, including restricted	20		20
Net (decrease)/increase in cash & cash equivalents, including restricted	(611)	6	(605)
Cash & cash equivalents, including restricted*, at beginning of year	8,801	68	8,869
Cash & cash equivalents, including restricted*, at end of period	$8,190	$74	8,264
Less restricted cash & cash equivalents, included in Investments			74
Cash and cash equivalents at end of period			$8,190
* Reported balance excludes restricted amounts

Condensed Consolidated Statements of Equity (Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2017, as reported	$5,061	$4,762	($36,097)	$40,714	($13,623)	$60	$877
Cumulative Impact of Topic 606 at 1/1/2016				901			901
Impact of Topic 606 on 2016 earnings				139			139
Balance at January 1, 2017, as restated	$5,061	$4,762	($36,097)	$41,754	($13,623)	$60	$1,917

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at December 31, 2017, as reported	$5,061	$6,804	($43,454)	$45,320	($13,376)	$57	$412
Cumulative Impact of Topic 606 at 1/1/2016				901			901
Impact of Topic 606 on 2016 earnings				139			139
Impact of Topic 606 on 2017 earnings				261			261
Total impact of ASC 606 through December 31, 2017				1,301			1,301
Impact of ASU 2018-02				2,997	(2,997)
Balance at December 31, 2017, as restated	$5,061	$6,804	($43,454)	$49,618	($16,373)	$57	$1,713
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2018	2017
Net earnings	$2,477	$1,579
Less: earnings available to participating securities	3	2
Net earnings available to common shareholders	$2,474	$1,577
Basic
Basic weighted average shares outstanding	590.8	614.4
Less: participating securities	0.7	0.8
Basic weighted average common shares outstanding	590.1	613.6
Diluted
Basic weighted average shares outstanding	590.8	614.4
Dilutive potential common shares(1)	6.4	6.8
Diluted weighted average shares outstanding	597.2	621.2
Less: participating securities	0.7	0.8
Diluted weighted average common shares outstanding	596.5	620.4
Net earnings per share:
Basic	$4.19	$2.57
Diluted	4.15	2.54

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2018	2017
Performance awards	2.9	5.6
Performance-based restricted stock units	0.5	1.3
Note 4 – Income Taxes
Our effective income tax rate was 12.8% for the three months ended March 31, 2018 and 26.4% in the comparable period in 2017. The 2018 tax rate reflects the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA), which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018. The 2018 tax rate reflects tax benefits for sales of U.S. manufactured goods to non-U.S. customers and research and development credits as well as a 4% benefit from discrete tax benefits, primarily related to share-based payments recorded in the first quarter of 2018. The 2017 tax rate of 26.4% reflects the 35% statutory tax rate reduced by tax benefits for research and development credits, U.S. manufacturing activity and share-based payments.
In 2017, in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118, we recorded provisional amounts related to the TCJA, including the remeasurement of our U.S. net deferred tax liabilities and ancillary state tax effects, as well as the repatriation tax. We continue to assess available tax methods and elections, refine our computation of the repatriation tax and evaluate regulatory guidance, which may result in changes to our tax estimates.
Federal income tax audits have been settled for all years prior to 2013. The Internal Revenue Service (IRS) is currently examining the 2013-2014 tax years. We are also subject to examination in major state and international jurisdictions for the 2001-2016 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months unrecognized tax benefits related to federal and state matters under audit may decrease by up to $540 and $435, respectively, based on current estimates.
Note 5 – Inventories
Inventories consisted of the following:

	March 31 2018	December 31 2017
Long-term contracts in progress	$1,926	$1,854
Commercial aircraft programs	53,008	52,861
Commercial spare parts, used aircraft, general stock materials and other	6,369	6,673
Total	$61,303	$61,388
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $267 and $284 at March 31, 2018 and December 31, 2017. See indemnifications to ULA in Note 11.
Included in inventories are capitalized precontract costs of $691 at March 31, 2018 primarily related to the KC-46A Tanker and F/A-18, and $933 at December 31, 2017 primarily related to the KC-46A Tanker, C-17 and F/A-18. See Note 10.
Commercial Aircraft Programs
At March 31, 2018 and December 31, 2017, commercial aircraft programs inventory included the following amounts related to the 787 program: $30,049 and $30,695 of work in process (including deferred production costs of $24,690 and $25,358), $2,839 and $3,189 of supplier advances, and $3,042 and $3,173 of unamortized tooling and other non-recurring costs. At March 31, 2018, $22,034 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $5,698 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At March 31, 2018 and December 31, 2017, commercial aircraft programs inventory included $138 and $151 of unamortized tooling costs related to the 747 program. At March 31, 2018, $133 of unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders or commitments. At March 31, 2018, the program accounting quantity includes one already completed aircraft which is being remarketed.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,958 and $2,976 at March 31, 2018 and December 31, 2017.

Note 6 – Contracts with Customers
Unbilled receivables increased from $8,194 at December 31, 2017 to $9,822 at March 31, 2018, primarily driven by revenue recognized at BDS in excess of billings.
Advances and progress billings increased from $48,042 at December 31, 2017 to $49,955 during the three months ended March 31, 2018, primarily driven by advances on orders received in excess of revenue recognized at BCA.
Revenues recognized during the three months ended March 31, 2018 and 2017 from amounts recorded as Advances and progress billings at the beginning of each year were $6,453 and $5,411.
Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment. Prior period amounts have been adjusted to conform with the current year presentation as a result of the adoption of Topic 606. Customer financing consisted of the following:

	March 31 2018	December 31 2017
Financing receivables:
Investment in sales-type/finance leases	$1,265	$1,364
Notes	934	1,022
Total financing receivables	2,199	2,386
Operating lease equipment, at cost, less accumulated depreciation of $286 and $305	808	691
Gross customer financing	3,007	3,077
Less allowance for losses on receivables	(10)	(12)
Total	$2,997	$3,065
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At March 31, 2018 and December 31, 2017, we individually evaluated for impairment customer financing receivables of $417 and $422, of which $406 and $411 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
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
Our financing receivable balances by internal credit rating category are shown below:

Rating categories	March 31 2018	December 31 2017
BBB	$1,130	$1,170
BB	490	627
B	173	177
CCC	406	412
Total carrying value of financing receivables	$2,199	$2,386
At March 31, 2018, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 22.9%, 7.4% and 0.8%, respectively, to the exposure associated with those receivables.

Customer Financing Exposure
Customer financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and overall market conditions and may be subject to reduced valuation with market decline. Declines in collateral values could result in asset impairments, reduced finance lease income, and an increase in the allowance for losses. Our customer financing collateral is concentrated in out-of-production aircraft and 747-8. Generally, out-of-production aircraft have experienced greater collateral value declines than in-production aircraft.
The majority of customer financing carrying values are concentrated in the following aircraft models:

	March 31 2018	December 31 2017
717 Aircraft ($256 and $269 accounted for as operating leases)	$1,039	$1,081
747-8 Aircraft ($136 and $138 accounted for as operating leases)	481	483
737 Aircraft ($257 and $127 accounted for as operating leases)	289	161
MD-80 Aircraft (accounted for as sales-type finance leases)	235	231
757 Aircraft ($26 and $27 accounted for as operating leases)	213	217
747-400 Aircraft ($83 and $88 accounted for as operating leases)	162	170
767 Aircraft ($0 and $25 accounted for as operating leases)	16	98
777 Aircraft ($17 and $0 accounted for as operating leases)	30	14
Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2018	December 31 2017
Equity method investments (1)	$1,203	$1,214
Time deposits	108	613
Available for sale debt instruments	478	490
Restricted cash & cash equivalents(2)	70	74
Equity and other investments	45	48
Total	$1,904	$2,439

(1)	Dividends received were $88 and $96 for the three months ended March 31, 2018 and 2017.

(2)	Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.

Note 9 – Other Assets
Sea Launch
At March 31, 2018 and December 31, 2017, Other assets included $295 and $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. At March 31, 2018, the net amounts owed to Boeing by each of the partners were as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia (RSC Energia) – $162, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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
Spirit AeroSystems
As of March 31, 2018 and December 31, 2017, Other assets included $137 of receivables related to indemnifications from Spirit AeroSystems, Inc. (Spirit) for costs incurred related to pension and retiree medical obligations of former Boeing employees who were subsequently employed by Spirit. During the fourth quarter of 2014, Boeing filed a complaint against Spirit in the Delaware Superior Court seeking to enforce our rights to indemnification and to recover from Spirit amounts incurred by Boeing for pension and retiree medical obligations. During 2017, the court ruled against Boeing and denied our claim. In January 2018, Boeing filed a notice of appeal with the Delaware Supreme Court. We believe we have substantial arguments on appeal and expect to fully recover from Spirit.
Note 10 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the three months ended March 31, 2018 and 2017.

	2018	2017
Beginning balance – January 1	$524	$562
Reductions for payments made	(7)	(11)
Changes in estimates	22	(26)
Ending balance – March 31	$539	$525
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2018 and December 31, 2017, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $820 and $868.

Product Warranties
The following table summarizes product warranty activity recorded during the three months ended March 31, 2018 and 2017.

	2018	2017
Beginning balance – January 1	$1,211	$1,414
Additions for current year deliveries	70	70
Reductions for payments made	(32)	(74)
Changes in estimates	(101)	(65)
Ending balance – March 31	$1,148	$1,345
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
Trade-in commitment agreements at March 31, 2018 have expiration dates from 2018 through 2026. At March 31, 2018, and December 31, 2017 total contractual trade-in commitments were $1,483 and $1,462. As of March 31, 2018 and December 31, 2017, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $385 and $155 and the fair value of the related trade-in aircraft was $364 and $155.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $10,038 and $10,221 as of March 31, 2018 and December 31, 2017. The estimated earliest potential funding dates for these commitments as of March 31, 2018 are as follows:

Total
April through December 2018	$1,354
2019	2,960
2020	1,699
2021	1,632
2022	994
Thereafter	1,399
$10,038
As of March 31, 2018, all of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,665 and $3,708 as of March 31, 2018 and December 31, 2017.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of March 31, 2018, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 5.
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). In addition, the FY18 Omnibus spending bill signed into law on March 23, 2018 provides funding for the remainder of the fiscal year. However, the 2011 Budget Control Act continues to mandate limits on U.S. government discretionary spending and remains in effect after FY19. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless Congress acts to repeal or suspend this law.
There continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies, including the National Aeronautics and Space Administration (NASA). Although FY19 spending topline levels have been agreed to, the lower budget caps and sequestration will take effect again in fiscal year 2020 and beyond unless Congress acts to repeal or suspend the law. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, Saudi F-15, USAF KC-46A Tanker, and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, we have a reach-forward loss on the KC-46A Tanker program. Moreover, this and our other fixed-price development programs remain subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays, or increased costs.
KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2016, the USAF authorized two low rate initial production (LRIP) lots for 7 and 12 aircraft valued at $2.8 billion. In January 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. At March 31, 2018, we had approximately $370 of capitalized precontract costs and $1,330 of potential termination liabilities to suppliers.

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
Note 11 – Arrangements with Off-Balance Sheet Risk
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017
Contingent repurchase commitments	$1,527	$1,605	$1,527	$1,605		$9
Indemnifications to ULA:
Contributed Delta program launch inventory	67	72
Contract pricing	261	261			7	7
Other Delta contracts	191	191
Credit guarantees	117	109	57	55	13	16
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,293 of the $1,360 of inventory that was contributed by us and has yet to consume $67. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,545 through March 31, 2018. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $48 of net indemnification payments to ULA.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for four satellite missions. In 2009, ULA, through its subsidiary United Launch Services, filed a claim and notice of appeal before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of two of these missions, followed in 2011 by a subsequent claim and appeal with respect to a third mission. The USAF did not exercise an option for a fourth mission prior to the expiration of the contract. During the second quarter of 2016, the ASBCA ruled that ULA is entitled to additional contract pricing for each of the three missions and remanded to the parties to negotiate appropriate pricing. During the fourth quarter of 2016, the USAF appealed the ASBCA's ruling. In April 2017, the USAF withdrew its appeal. If ULA is ultimately unsuccessful in obtaining additional pricing, we may be responsible for an indemnification payment up to $261 and may record up to $280 in pre-tax losses associated with the three missions.
Potential payments for Other Delta contracts include $85 related to deferred support costs and $91 related to deferred production costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. In 2012, Boeing and ULA, through its subsidiary United Launch Services, filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government, which subsequently asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit. The discovery phase of the litigation completed in 2017, and during the fourth quarter, Boeing filed a motion for summary judgment for full recovery of its costs. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.
Other Indemnifications In conjunction with our sales of Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and our BCA facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma, we agreed to indemnify, for an indefinite period, the buyers for costs relating to pre-closing environmental conditions and certain other items. We are unable to assess the potential number of future claims that may be asserted under these indemnifications, nor the amounts thereof (if any). As a result, we cannot estimate the maximum potential amount of future payments under these indemnities and therefore, no liability has been recorded. To the extent that claims have been made under these indemnities and/or are probable and reasonably estimable, liabilities associated with these indemnities are included in the environmental liability disclosure in Note 10.
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
Note 12 – Debt
On February 23, 2018, we issued $1,400 of fixed rate senior notes consisting of $350 due March 1, 2023 that bear an annual interest rate of 2.8%, $350 due March 1, 2028 that bear an annual interest rate of 3.25%, $350 due March 1, 2038 that bear an annual interest rate of 3.55%, and $350 due March 1, 2048 that bear an annual interest rate of 3.625%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $1,338, after deducting underwriting discounts, commissions and offering expenses.

Note 13 – Postretirement Plans
The components of net periodic benefit cost for the three months ended March 31 were as follows:

	Pension		Other Postretirement Benefits
Three months ended March 31	2018	2017	2018	2017
Service cost	$108	$101	$24	$26
Interest cost	695	748	49	57
Expected return on plan assets	(1,002)	(961)	(2)	(2)
Amortization of prior service credits	(14)	(10)	(32)	(34)
Recognized net actuarial loss/(gain)	282	201	(3)	3
Settlement/curtailment/other losses		1
Net periodic benefit cost	$69	$80	$36	$50

Net periodic benefit cost included in Earnings from operations	$82	$131	$22	$28
Net periodic benefit cost included in Other income, net	(42)	(34)	24	30
Net periodic benefit cost included in Earnings before income taxes	$40	$97	$46	$58
Note 14 – Share-Based Compensation and Other Compensation Arrangements
Restricted Stock Units
On February 26, 2018, we granted to our executives 260,730 restricted stock units (RSUs) as part of our long-term incentive program with a grant date fair value of $361.13 per unit. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date.
Performance-Based Restricted Stock Units
On February 26, 2018, we granted to our executives 241,284 performance-based restricted stock units (PBRSUs) as part of our long-term incentive program with a grant date fair value of $390.27 per unit. Compensation expense for the award is recognized over the three-year performance period based upon the grant date fair value estimated using a Monte-Carlo simulation model. The model used the following assumptions: expected volatility of 22.11% based upon historical stock volatility, a risk-free interest rate of 2.36%, and no expected dividend yield because the units earn dividend equivalents.
Performance Awards
On February 26, 2018, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2020. At March 31, 2018, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $375.

Note 15 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the three months ended March 31, 2018 and 2017 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2017	($143)	($2)	($127)	($13,351)		($13,623)
Other comprehensive (loss)/income before reclassifications	34	1	52	1		88
Amounts reclassified from AOCI			16	104	(2)	120
Net current period Other comprehensive (loss)/income	34	1	68	105		208
Balance at March 31, 2017	($109)	($1)	($59)	($13,246)		($13,415)

Balance at January 1, 2018	($15)	($2)	$54	($16,410)		($16,373)
Other comprehensive (loss)/income before reclassifications	27	2	(2)	(3)		24
Amounts reclassified from AOCI			4	183	(2)	187
Net current period Other comprehensive income	27	2	2	180		211
Balance at March 31, 2018	$12	$—	$56	($16,230)		($16,162)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the three months ended March 31, 2018 and 2017 totaling $219 and $132 (net of tax of ($60) and ($72)). These are included in the net periodic pension cost.

Note 16 – Derivative Financial Instruments
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3,141	$2,930	$138	$131	($55)	($63)
Interest rate contracts	125	125	3	3
Commodity contracts	35	56	4	4	(6)	(6)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	270	406	14	16	(4)	(5)
Commodity contracts	676	563
Total derivatives	$4,247	$4,080	$159	$154	($65)	($74)
Netting arrangements			(53)	(61)	53	61
Net recorded balance			$106	$93	($12)	($13)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Three months ended March 31
	2018	2017
Effective portion recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($2)	$56
Commodity contracts		(4)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(4)	(15)
Commodity contracts		(1)
Forward points recognized in Other income, net:
Foreign exchange contracts	6	1
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	3	5
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $14 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the three months ended March 31, 2018 and 2017.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2018 was $15. At March 31, 2018, there was no collateral posted related to our derivatives.
Note 17 – Fair Value Measurements
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

	March 31, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,983	$1,983		$1,582	$1,582
Available-for-sale debt investments:
Commercial paper	126		$126	70		$70
Corporate notes	340		340	382		382
U.S. government agencies	33		33	47		47
Other equity investments	17	17		18	18
Derivatives	106		106	93		93
Total assets	$2,605	$2,000	$605	$2,192	$1,600	$592
Liabilities
Derivatives	($12)		($12)	($13)		($13)
Total liabilities	($12)		($12)	($13)		($13)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2018		2017
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$20	($8)	$31	($11)
Investments		(12)	1	(11)
Property, plant and equipment			9	(1)
Total	$20	($20)	$41	($23)
Investments and Property, plant and equipment were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. The fair value of the impaired operating lease equipment is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the three months ended March 31, 2018, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$20	Market approach	Aircraft value publications	$20 - $32(1) Median $23
			Aircraft condition adjustments	($3) - $0(2) Net ($3)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2018
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$934	$956		$956
Liabilities
Debt, excluding capital lease obligations and commercial paper	(11,719)	(12,943)		(12,848)	($95)

	December 31, 2017
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$1,022	$1,046		$1,046
Liabilities
Debt, excluding capital lease obligations and commercial paper	(10,380)	(11,923)		(11,823)	($100)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2018 and December 31, 2017. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 18 – Legal Proceedings
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
Note 19 – Segment and Revenue Information
Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. We operate in four reportable segments: BCA, BDS, BGS, and BCC. All other activities fall within Unallocated items, eliminations and other. See page 6 for the Summary of Business Segment Data, which is an integral part of this note.
BCA develops, produces and markets commercial jet aircraft principally to the commercial airline industry worldwide. Revenue on commercial aircraft contracts is recognized at the point in time when an aircraft is completed and accepted by the customer. Revenue on certain military derivative aircraft contracts is recognized over time as costs are incurred.
BDS is engaged in the research, development, production and modification of the following products and related services: manned and unmanned military aircraft and weapons systems, surveillance and engagement, strategic defense and intelligence systems, satellite systems and space exploration. BDS revenue is generally recognized over the contract term (over time) as costs are incurred.
BGS provides parts, maintenance, modifications, logistics support, training, data analytics and information-based services to commercial and government customers worldwide. Revenue on commercial spare parts contracts is recognized at the point in time when a spare part is delivered to the customer. Revenue on other contracts is generally recognized over the contract term (over time) as costs are incurred.
BCC facilitates, arranges, structures and provides selective financing solutions for our Boeing customers.
The following tables present BCA, BDS and BGS revenues from contracts with customers disaggregated in a number of ways, such as geographic location, contract type and the method of revenue recognition. We believe these best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

BCA revenues by customer location consist of the following:

(Dollars in millions)	Three months ended March 31
Revenue from contracts with customers:	2018	2017
Europe	$3,199	$2,132
China	2,047	1,179
Asia, other than China	1,731	1,235
Middle East	461	2,398
Other	1,494	1,058
Total non-U.S. revenues	8,932	8,002
United States	4,339	4,421
Total revenues from contracts with customers	13,271	12,423
Intersegment revenues, eliminated on consolidation	381	530
Total segment revenues	$13,652	$12,953

Revenue recognized on fixed price contracts	100%	100%
For the three months ended March 31, 2018 and 2017, approximately 95% and 93% of revenue from BCA contracts with customers was recognized at the point-in-time when an aircraft is completed and accepted by the customer.
BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Three months ended March 31
	2018	2017
Revenue from contracts with customers:
U.S. customers	$4,226	$3,974
Non U.S. customers(1)	1,536	1,138
Total segment revenue from contracts with customers	$5,762	$5,112

Revenue recognized over time	98%	96%

Revenue recognized on fixed price contracts	67%	64%

Revenue from the U.S. government(1)	87%	87%

(1)	Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

(Dollars in millions)	Three months ended March 31
	2018	2017
Revenue from contracts with customers:
Commercial	$2,102	$1,848
Government	1,782	1,792
Total revenues from contracts with customers	3,884	3,640
Intersegment revenues eliminated on consolidation	59	13
Total segment revenues	$3,943	$3,653

Revenue recognized at a point in time	54%	48%

Revenue recognized on fixed price contracts	88%	88%

Revenue from the U.S. government(1)	37%	42%

(1)	Includes revenues earned from foreign military sales through the U.S. government.
Backlog
Our total backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our backlog at March 31, 2018 was $486,245. We expect approximately 30% to be converted to revenue through 2019 and approximately 71% through 2022, with the remainder thereafter.
Unallocated Items, Eliminations and other
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations, intercompany guarantees provided to BCC and eliminations of certain sales between segments. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Three months ended March 31
	2018	2017
Share-based plans	($18)	($21)
Deferred compensation	(29)	(50)
Amortization of previously capitalized interest	(25)	(24)
Eliminations and other unallocated items	(239)	(126)
Unallocated items, eliminations and other	($311)	($221)

Pension FAS/CAS service cost adjustment	$283	$262
Postretirement FAS/CAS service cost adjustment	82	84
FAS/CAS service cost adjustment	$365	$346

Pension and Other Postretirement Benefit Expense
Pension costs, comprising GAAP service and prior service costs, are allocated to BCA and the commercial operations at BGS. Pension costs are allocated to BDS and BGS businesses supporting government customers using U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. These costs are allocable to government contracts. Other postretirement benefit costs are allocated to business segments based on CAS, which is generally based on benefits paid. FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. These expenses are included in Other income, net.
Assets
Segment assets are summarized in the table below:

	March 31 2018	December 31 2017
Commercial Airplanes	$64,846	$64,647
Defense, Space & Security	19,460	18,476
Global Services	12,636	12,491
Boeing Capital	3,007	3,156
Unallocated items, eliminations and other	13,600	13,592
Total	$113,549	$112,362
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held centrally as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2018, the related condensed consolidated statements of operations, comprehensive income, cash flows, and equity for the three-month periods ended March 31, 2018 and 2017, and the related notes and schedules (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for the year then ended prior to retrospective adjustment for changes in the Company’s method of accounting for (i) revenue from contracts with customers and (ii) reclassification of certain tax effects from Accumulated other comprehensive income (not presented herein); and in our report dated February 12, 2018, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments presented in Note 2 - Impact of Adoption of New Standards that were applied to retrospectively adjust the December 31, 2017 consolidated statement of financial position. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position in deriving the accompanying retrospectively adjusted condensed consolidated statement of financial position as of December 31, 2017.
Basis for Review Results
This condensed consolidated interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois
April 25, 2018

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

(3)
the overall health of our aircraft production system, planned commercial aircraft production rate changes, our commercial development and derivative aircraft programs, and our aircraft being subject to stringent performance and reliability standards;

(4)	changing budget and appropriation levels and acquisition priorities of the U.S. government;

(5)	our dependence on U.S. government contracts;

(6)	our reliance on fixed-price contracts;

(7)	our reliance on cost-type contracts;

(8)	uncertainties concerning contracts that include in-orbit incentive payments;

(9)	our dependence on our subcontractors and suppliers as well as the availability of raw materials;

(10)	changes in accounting estimates;

(11)	changes in the competitive landscape in our markets;

(12)	our non-U.S. operations, including sales to non-U.S. customers;

(13)	threats to the security of our or our customers' information;

(14)	potential adverse developments in new or pending litigation and/or government investigations;

(15)	customer and aircraft concentration in our customer financing portfolio;

(16)	changes in our ability to obtain debt on commercially reasonable terms and at competitive rates;

(17)	realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures;

(18)	the adequacy of our insurance coverage to cover significant risk exposures;

(19)	potential business disruptions, including those related to physical security threats, information technology or cyber attacks, epidemics, sanctions or natural disasters;

(20)	work stoppages or other labor disruptions;

(21)	substantial pension and other postretirement benefit obligations; and

(22)	potential environmental liabilities.

Additional information concerning these and other factors can be found in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Any forward-looking information speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations and Financial Condition
Earnings From Operations and Core Operating Earnings (Non-GAAP) The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2018	2017
Revenues	$23,382	$21,961

GAAP
Earnings from operations	$2,875	$2,206
Operating margins	12.3%	10.0%
Effective income tax rate	12.8%	26.4%
Net earnings	$2,477	$1,579
Diluted earnings per share	$4.15	$2.54

Non-GAAP (1)
Core operating earnings	$2,510	$1,860
Core operating margins	10.7%	8.5%
Core earnings per share	$3.64	$2.17

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 49 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2018	2017
Commercial Airplanes	$13,652	$12,953
Defense, Space & Security	5,762	5,112
Global Services	3,943	3,653
Boeing Capital	65	92
Unallocated items, eliminations and other	(40)	151
Total	$23,382	$21,961
Revenues for the three months ended March 31, 2018 increased by $1,421 million compared with the same period in 2017. Commercial Airplanes (BCA) revenues increased by $699 million primarily due to higher deliveries and mix. Defense, Space & Security (BDS) revenues increased by $650 million primarily due to international contract awards for fighters and C-17 aircraft as well as higher weapons revenue. Global Services (BGS) revenues increased by $290 million, primarily due to higher commercial services revenue and supply chain services to government customers, partially offset by lower C-17 support services revenue. The higher revenues at BCA, BDS and BGS were partially offset by changes in unallocated items and eliminations, which primarily reflect the timing of eliminations for intercompany aircraft deliveries and the sale of aircraft previously leased to customers.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Three months ended March 31
	2018	2017
Commercial Airplanes	$1,508	$870
Defense, Space & Security	649	549
Global Services	644	623
Boeing Capital	20	39
Segment operating profit	2,821	2,081
Pension FAS/CAS service cost adjustment	283	262
Postretirement FAS/CAS service cost adjustment	82	84
Unallocated Items, Eliminations and Other	(311)	(221)
Earnings from operations (GAAP)	$2,875	$2,206
FAS/CAS service cost adjustment *	(365)	(346)
Core operating earnings (Non-GAAP) **	$2,510	$1,860

*	The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.

**	Core operating earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See page 49.
Earnings from operations for the three months ended March 31, 2018 increased by $669 million compared with the same period in 2017, primarily due to higher earnings at BCA and BDS, partially offset by other unallocated items and eliminations. BCA's earnings increased $638 million primarily due to improved cost performance on airplane programs, higher deliveries and mix, and lower spending on research and development. BDS earnings increased $100 million primarily due to improved performance on satellite services, and international contract awards for fighters and C-17 aircraft.
Core operating earnings for the three months ended March 31, 2018 increased by $650 million compared with the same period in 2017 primarily due to higher earnings at BCA and BDS, partially offset by changes in unallocated items and eliminations.
Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2018	2017
Share-based plans	($18)	($21)
Deferred compensation	(29)	(50)
Eliminations and other unallocated items	(264)	(150)
Unallocated items, eliminations and other	($311)	($221)
The deferred compensation expense of $29 million and $50 million for the three months ended March 31, 2018 and 2017 reflect increases in broad market conditions and our stock price.
Eliminations and other unallocated items increased by $114 million for the three months ended March 31, 2018, compared with the same period in 2017 primarily due to the timing of expense allocations and the elimination of profit on intercompany aircraft deliveries.

The components of net periodic benefit cost are shown in the following table:

(Dollars in millions)	Three months ended March 31
Pension Plans	2018	2017
Service cost	$108	$101
Interest cost	695	748
Expected return on plan assets	(1,002)	(961)
Amortization of prior service (credits)/costs	(14)	(10)
Recognized net actuarial loss/(gain)	282	201
Settlement/curtailment/other losses		1
Net periodic benefit cost	$69	$80
The decrease in net periodic pension benefit cost for the three months ended March 31, 2018 of $11 million compared with the same period in 2017 is primarily due to lower interest costs and improved expected returns, as a result of the higher value of plan assets at December 31, 2017 compared to 2016. These are partially offset by higher amortization of actuarial losses driven by lower discount rates of 3.6% at December 31, 2017 compared with 4.0% at December 31, 2016.
A portion of service cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Three months ended March 31
Pension Plans	2018	2017
Allocated to business segments	($365)	($393)
Pension FAS/CAS service cost adjustment	283	262
Net periodic benefit cost included in Earnings from operations	($82)	($131)
The pension FAS/CAS service cost adjustment recognized in earnings in 2018 is largely consistent with the same period in the prior year.
Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2018	2017
Earnings from operations	$2,875	$2,206
Other income, net	66	26
Interest and debt expense	(102)	(87)
Earnings from operations	2,839	2,145
Income tax expense	(362)	(566)
Net earnings from continuing operations	$2,477	$1,579
Other income, net increased by $40 million during the three months ended March 31, 2018, primarily due to higher non-operating pension benefits and higher gains from interest income and foreign exchange.
For discussion related to Income Taxes, see Note 4 to our Condensed Consolidated Financial Statements.
Total Costs and Expenses (“Cost of Sales”)
Cost of sales, for both products and services, consists primarily of raw materials, parts, sub-assemblies,

labor, overhead and subcontracting costs. Our BCA segment predominantly uses program accounting to account for cost of sales. Under program accounting, cost of sales for each commercial airplane program equals the product of (i) revenue recognized in connection with customer deliveries and (ii) the estimated cost of sales percentage applicable to the total remaining program. For long-term contracts, the amount reported as cost of sales is recognized as incurred. Substantially all contracts at our BDS segment, certain military derivative aircraft contracts at BCA and certain contracts at our BGS segment are long-term contracts with the U.S. government and other customers that generally extend over several years. Costs on these contracts are recorded as incurred. Cost of sales for commercial spare parts is recorded at average cost. The following table summarizes cost of sales:

(Dollars in millions)	Three months ended March 31
	2018	2017	Change
Cost of sales	$18,824	$18,073	$751
Cost of sales as a % of Revenues	80.5%	82.3%	(1.8%)
Cost of sales for the three months ended March 31, 2018 increased by $751 million, or 4% compared with the same period in 2017, primarily due to the 6% increase in revenue, partially offset by improved performance.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Three months ended March 31
	2018	2017
Commercial Airplanes	$549	$625
Defense, Space & Security	183	196
Global Services	34	28
Other	(2)	(13)
Total	$764	$836
Research and development expense for the three months ended March 31, 2018 decreased by $72 million compared with the same period in 2017, primarily due to lower 777X spend.
Backlog The following table summarizes our backlog, restated for the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606):

Total Backlog (Dollars in millions)	March 31 2018	December 31 2017
Commercial Airplanes	$415,377	$411,188
Defense, Space & Security	50,404	44,049
Global Services	20,464	19,605
Total Backlog	$486,245	$474,842

Contractual backlog	$461,742	$457,186
Unobligated backlog	24,503	17,656
Total Backlog	$486,245	$474,842
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase during the three months ended March 31, 2018 was primarily due to orders and funding in excess of deliveries.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase during the three months ended March 31, 2018 was primarily due to contract awards, partially offset by reclassifications to contractual backlog related to BDS and BGS contracts.

Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2015, we began work on low rate initial production (LRIP) aircraft for the USAF. In 2016, following our achievement of key flight testing milestones, the USAF authorized two LRIP lots for 7 and 12 aircraft valued at $2.8 billion and in 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. The contract contains production options for both LRIP aircraft and full rate production aircraft. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. The EMD contract is currently in the certification and flight testing phases and we expect 18 fully operational aircraft to be delivered in 2018.
During 2017, we recorded further reach-forward losses of $446 million primarily reflecting higher estimated costs associated with certification and incorporating changes into LRIP aircraft. In the first quarter of 2018, we recorded additional reach-forward losses of $81 million primarily reflecting higher estimated costs associated with certification and continued flight testing. As with any development program, this program remains subject to additional reach-forward losses or delivery delays if we experience further production, technical or quality issues, and delays in certification and/or flight testing.
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
Global Trade During the first quarter of 2018, the U.S. Government imposed tariffs on steel and aluminum imports. Several major U.S. trading partners are currently exempt from these tariffs; we are monitoring the potential for any extra costs that may result from them.
In addition, during the first quarter, the U.S. Government announced potential tariffs on certain imports from China. According to a proposal issued by the U.S. Trade Representative, certain aviation parts and components could be subject to these tariffs. In response, China issued a list of imports that could be subject to tariffs, including aviation products manufactured in the U.S. The U.S. Government has also recently announced that sanctions would be imposed against certain businesses and individuals in Russia, and Russia may impose retaliatory sanctions that include restrictions on titanium exports. While no such tariffs or sanctions have been imposed to date by China or Russia, we continue to monitor the ongoing discussions between the governments and explore mitigation opportunities in the event that tariffs and/or sanctions are imposed.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Three months ended March 31
	2018	2017
Revenues	$13,652	$12,953
Earnings from operations:	$1,508	$870
Operating margins	11.0%	6.7%
Revenues
Revenues for the three months ended March 31, 2018 increased by $699 million, or 5%, compared with the same period in 2017 primarily due to higher deliveries and mix.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	†	767	777	787	Total
Deliveries during the first three months of 2018	132	(5)	2		4	12	34	184
Deliveries during the first three months of 2017	113	(5)	1	(1)	2	21	32	169
Cumulative deliveries as of 3/31/2018	6,864		1,544		1,110	1,546	670
Cumulative deliveries as of 12/31/2017	6,732		1,542		1,106	1,534	636
*     Intercompany deliveries identified by parentheses

†	Aircraft accounted for as revenues by BCA and as a note receivable in consolidation identified by parentheses
Earnings From Operations
Earnings from operations for the three months ended March 31, 2018 increased by $638 million compared with the same period in 2017. The increase reflects improved cost performance on airplane programs, higher deliveries and mix, lower spending on research and development and lower KC-46A Tanker charges.
Backlog
Our total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to our customers where we believe it is probable that we will collect the consideration due and where no contingencies remain before we and the customer are required to perform. Backlog does not include prospective orders where customer controlled contingencies remain, such as the customer receiving approval from its board of directors, shareholders or government or completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly certain. Backlog excludes options. A number of our customers may have contractual remedies that may be implicated by program delays. We address customer claims and requests for other contractual relief as they arise. However, once orders are included in firm backlog, orders remain in backlog until canceled or fulfilled, although the value of orders is adjusted as changes to price and schedule are agreed to with customers.
BCA total backlog increased from $411,188 million as of December 31, 2017 to $415,377 million at March 31, 2018 primarily due to orders in excess of deliveries.

Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 3/31/2018	737	747*	767	777	777X	787
Program accounting quantities	10,000	1,570	1,195	1,625	**	1,400
Undelivered units under firm orders	4,656	24	101	90	326	638
Cumulative firm orders	11,520	1,568	1,211	1,636	326	1,308

	Program
As of 12/31/2017	737	747	767	777	777X	787
Program accounting quantities	9,800	1,570	1,171	1,625	**	1,400
Undelivered units under firm orders***	4,617	12	98	97	326	648
Cumulative firm orders ***	11,349	1,554	1,204	1,631	326	1,284

*	At March 31, 2018, the 747 accounting quantity has 25 undelivered aircraft, including one already completed aircraft that has not been sold and is being remarketed.

**	The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.

***	Cumulative firm orders adjusted to reflect the adoption of Topic 606 in the first quarter of 2018.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended March 31, 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 47 per month and plan to increase to 52 per month in the second half of 2018. We plan to further increase the rate to 57 per month in 2019. We delivered the first 737 MAX 9 in March 2018.
747 Program During the fourth quarter of 2017, we received firm orders and commitments for 15 aircraft and we increased the program accounting quantity by 15 aircraft. The program accounting quantity now includes aircraft scheduled to be produced through 2021. We are currently producing at a rate of 0.5 aircraft per month. We continue to evaluate the viability of the 747 program and it is reasonably possible that we could decide to end production of the 747.
767 Program The accounting quantity for the 767 program increased by 24 units during the three months ended March 31, 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes a 767 derivative to support the tanker program. We are currently producing at a rate of 2.5 per month and plan to increase to 3 per month in 2020.
777 Program We are currently producing at a rate of 5 per month. In 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program We are currently producing at a rate of 12 per month and plan to increase to 14 per month in 2019. We delivered our first 787-10 aircraft in March of 2018.
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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). In addition, the FY18 Omnibus spending bill signed into law on March 23, 2018 provides funding for the remainder of the fiscal year. However, the 2011 Budget Control Act continues to mandate limits on U.S. government discretionary spending and remains in effect after FY19. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless Congress acts to repeal or suspend this law.
There continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies, including the National Aeronautics and Space Administration (NASA). Although FY19 spending topline levels have been agreed to, the lower budget caps and sequestration will take effect again in fiscal year 2020 and beyond unless Congress acts to repeal or suspend the law. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
Results of Operations

(Dollars in millions)	Three months ended March 31
	2018	2017
Revenues	$5,762	$5,112
Earnings from operations	$649	$549
Operating margins	11.3%	10.7%
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2018	2017
F/A-18 Models	5	6
F-15 Models	2	3
CH-47 Chinook (New)	4	3
CH-47 Chinook (Renewed)	4	9
AH-64 Apache (New)		3
AH-64 Apache (Remanufactured)	6	13
P-8 Models	4	4
Total	25	41

Revenues
BDS revenues for the three months ended March 31, 2018 increased by $650 million, or 13% compared with the same period in 2017, primarily due to international contract awards for fighters and C-17 aircraft as well as higher weapons revenue. Net favorable cumulative contract catch-up adjustments to revenue for the three months ended March 31, 2018, were $83 million lower compared with the same period in 2017.
Earnings From Operations
BDS earnings from operations for the three months ended March 31, 2018 increased by $100 million, or 18% compared with the same period in 2017 primarily due to improved performance on satellite services, and international contract awards for fighters and C-17 aircraft. Net favorable cumulative contract catch-up adjustments for the three months ended March 31, 2018, were $83 million lower compared with the same period in 2017.
BDS earnings from operations include equity earnings of $80 million for the three months ended March 31, 2018 compared to $76 million for the same period in 2017 primarily from our United Launch Alliance (ULA) joint venture.
Backlog
Total backlog increased from $44,049 million at December 31, 2017 to $50,404 million at March 31, 2018 primarily due to current year contract awards, including Ground-based Midcourse Defense, weapons and fighters, partially offset by revenue recognized on contracts awarded in prior years.
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
Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of significant fixed-price development programs include USAF KC-46A Tanker, Commercial Crew, Saudi F-15, and commercial and military satellites.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 40.
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 10 and 11 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 9 to our Condensed Consolidated Financial Statements.
Commercial Crew See the discussion of Fixed-Price Development Contracts in Note 10 to our Condensed Consolidated Financial Statements.
Global Services
Results of Operations

(Dollars in millions)	Three months ended March 31
	2018	2017
Revenues	$3,943	$3,653
Earnings from operations	$644	$623
Operating margins	16.3%	17.1%
Revenues
BGS revenues for the three months ended March 31, 2018 increased by $290 million compared with the same period in 2017 primarily due to higher commercial services revenue and supply chain services to government customers, partially offset by lower C-17 support services revenue. Net favorable cumulative contract catch-up adjustments to revenue were $14 million lower for the three months ended March 31, 2018 compared with the same period in 2017.
Earnings From Operations
BGS earnings from operations for the three months ended March 31, 2018 increased by $21 million compared with the same period in 2017 primarily due to higher revenues. Net favorable cumulative contract catch-up adjustments for the three months ended March 31, 2018 were $28 million lower compared with the same period in 2017.
Backlog
BGS total backlog increased from $19,605 million as of December 31, 2017 to $20,464 million at March 31, 2018, primarily due to current year contract awards, partially offset by revenue recognized on contracts awarded in prior years.

Boeing Capital
Results of Operations

(Dollars in millions)	Three months ended March 31
	2018	2017
Revenues	$65	$92
Earnings from operations	$20	$39
Operating margins	31%	42%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the three months ended March 31, 2018 decreased by $27 million compared with the same period in 2017 primarily due to lower lease income driven by a smaller portfolio.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the three months ended March 31, 2018 decreased by $19 million compared with the same period in 2017, primarily due to lower revenues.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2018	December 31 2017
Customer financing and investment portfolio, net	$2,922	$3,003
Other assets, primarily cash and short-term investments	653	677
Total assets	$3,575	$3,680

Other liabilities, primarily deferred income taxes	$533	$653
Debt, including intercompany loans	2,522	2,523
Equity	520	504
Total liabilities and equity	$3,575	$3,680

Debt-to-equity ratio	4.9-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at March 31, 2018 decreased from December 31, 2017 primarily due to $215 million of note payoffs, asset sales and portfolio run-off, partially offset by new volume.
At March 31, 2018, BCC had $135 million of assets that were held for sale or re-lease. In addition, aircraft subject to leases with a carrying value of approximately $30 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2018	2017
Net earnings	$2,477	$1,579
Non-cash items	621	604
Changes in working capital	38	(85)
Net cash provided by operating activities	3,136	2,098
Net cash provided/(used) by investing activities	119	(260)
Net cash used by financing activities	(2,845)	(2,463)
Effect of exchange rate changes on cash and cash equivalents	8	20
Net increase/(decrease) in cash & cash equivalents, including restricted	418	(605)
Cash & cash equivalents, including restricted, at beginning of year	8,887	8,869
Cash & cash equivalents, including restricted, at end of period	$9,305	$8,264
Operating Activities Net cash provided by operating activities was $3.1 billion during the three months ended March 31, 2018, compared with $2.1 billion during the same period in 2017. The year-over-year improvement reflects lower spending on inventory and higher advances, which were partially offset by increases in unbilled receivables and a reduction in other accrued compensation liabilities. Advances and progress billings increased by $1.9 billion and $1.4 billion during the three months ended March 31, 2018 and 2017. Inventories decreased by $0.1 billion during the three months ended March 31, 2018, primarily due to lower expenditures on commercial airplane program inventory, primarily 787 compared with an increase of $1.5 billion during the same period in the prior year. Unbilled receivables increased by $1.6 billion during the three months ended March 31, 2018, reflecting revenue recognized on contracts awarded in the first quarter of 2018 compared with an increase of $0.6 billion during the comparable period in the prior year.
Investing Activities Cash provided by investing activities was $0.1 billion during the three months ended March 31, 2018, compared with cash used of $0.3 billion during the same period in 2017, primarily due to the timing of investments and capital expenditures. In the three months ended March 31, 2018 and 2017, capital expenditures totaled $0.4 billion and $0.5 billion. We expect capital expenditures in 2018 to be higher than 2017.
Financing Activities Cash used by financing activities was $2.8 billion, compared with $2.5 billion during the same period in 2017. During the three months ended March 31, 2018, net borrowings increased to $1.3 billion from $0.8 billion in the same period in 2017.
At March 31, 2018, the recorded balance of debt was $12.5 billion, of which $2.0 billion was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $2.5 billion, of which $0.9 billion was classified as short-term.
During the three months ended March 31, 2018 we repurchased 8.9 million shares totaling $3.0 billion through our open market share repurchase program. In addition, 0.7 million shares were transferred to us from employees for tax withholdings. At March 31, 2018, the amount available under the share repurchase plan, announced on December 11, 2017, totaled $15.0 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that serves as a source of short-term liquidity. At March 31, 2018 and December 31, 2017 commercial paper borrowings totaling $600 million were supported by unused commitments under the revolving credit agreement. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.

Financing commitments totaled $10.0 billion and $10.2 billion at March 31, 2018 and December 31, 2017. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At March 31, 2018, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 11 to our Condensed Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 18 to our Condensed Consolidated Financial Statements.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $539 million at March 31, 2018. For additional information, see Note 10 to our Condensed Consolidated Financial Statements.

Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, and core operating margin and core earnings per share exclude the FAS/CAS service cost adjustment. The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Core earnings per share excludes both the FAS/CAS service cost adjustment and non-operating pension and postretirement expenses. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to BCA and certain BGS businesses supporting commercial customers. Pension costs allocated to BDS and BGS businesses supporting government customers are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid.
The Pension FAS/CAS service cost adjustments recognized in earnings was a benefit of $283 million for the three months ended March 31, 2018, largely consistent with the benefit of $262 million during the same period in the prior year. The non-operating pension expenses included in Other income, net was a benefit of $42 million and $34 million for the three months ended March 31, 2018 and 2017. The higher benefit is primarily due to lower interest costs and improved expected returns, as a result of the higher value of plan assets at December 31, 2017 compared to 2016. These are partially offset by higher amortization of actuarial losses driven by lower discount rates.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 38 of this Form 10-Q and on page 43 of our 2017 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2018	2017
Revenues	$23,382	$21,961
Earnings from operations, as reported	$2,875	$2,206
Operating margins	12.3%	10.0%

Pension FAS/CAS service cost adjustment (1)	($283)	($262)
Postretirement FAS/CAS service cost adjustment (1)	($82)	($84)
FAS/CAS service cost adjustment (1)	($365)	($346)
Core operating earnings (non-GAAP)	$2,510	$1,860
Core operating margins (non-GAAP)	10.7%	8.5%

Diluted earnings per share, as reported	$4.15	$2.54
Pension FAS/CAS service cost adjustment (1)	(0.47)	(0.42)
Postretirement FAS/CAS service cost adjustment (1)	(0.14)	(0.14)
Non-operating pension expense (2)	(0.07)	(0.06)
Non-operating postretirement expense (2)	0.04	0.05
Provision for deferred income taxes on adjustments (3)	0.13	0.20
Core earnings per share (non-GAAP)	$3.64	$2.17

Weighted average diluted shares (in millions)	597.2	621.2

(1)
FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating earnings (non-GAAP)

(2)
Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. These expenses are included in Other income/(loss), net and are excluded from Core earnings per share (non-GAAP)

(3)     The income tax impact is calculated using the U.S. corporate statutory tax rate
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2017.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2018 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the first quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 18 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
1/1/2018 thru 1/31/2018	3,213,288	$323.21	3,084,293	$17,000
2/1/2018 thru 2/28/2018	3,388,557	350.57	2,895,175	15,988
3/1/2018 thru 3/31/2018	2,931,076	341.19	2,895,626	15,000
Total	9,532,921	$338.46	8,875,094

(1)
We purchased an aggregate of 8,875,094 shares of our common stock in the open market pursuant to our repurchase program and 657,827 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 11, 2017, we announced a new repurchase plan for up to $18 billion of common stock, replacing the plan previously authorized in 2016.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1	Form of Notice of Terms of Restricted Stock Units

10.2	Form of Notice of Terms of Performance-Based Restricted Stock Units

10.3	Form of Notice of Terms of Performance Award

10.4	Form of Notice of Terms of Supplemental Restricted Stock Units

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 25, 2018	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller