Form 10-Q
period 2018-06-30
BOEING CO
filed 2018-07-25
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 18, 2018, there were 574,508,314 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2018

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Sales of products	$42,385	$39,885	$21,565	$20,518
Sales of services	5,255	5,127	2,693	2,533
Total revenues	47,640	45,012	24,258	23,051

Cost of products	(34,252)	(32,886)	(17,436)	(16,824)
Cost of services	(4,075)	(3,863)	(2,083)	(1,865)
Boeing Capital interest expense	(33)	(26)	(17)	(13)
Total costs and expenses	(38,360)	(36,775)	(19,536)	(18,702)
	9,280	8,237	4,722	4,349
Income from operating investments, net	80	120	6	39
General and administrative expense	(2,191)	(1,972)	(1,194)	(1,043)
Research and development expense, net	(1,591)	(1,649)	(827)	(813)
Gain/(loss) on dispositions, net	7		3	(2)
Earnings from operations	5,585	4,736	2,710	2,530
Other income/(loss), net	51	51	(15)	25
Interest and debt expense	(211)	(180)	(109)	(93)
Earnings before income taxes	5,425	4,607	2,586	2,462
Income tax expense	(752)	(1,279)	(390)	(713)
Net earnings	$4,673	$3,328	$2,196	1,749

Basic earnings per share	$7.97	$5.47	$3.77	$2.91

Diluted earnings per share	$7.88	$5.41	$3.73	$2.87

Cash dividends paid per share	$3.42	$2.84	$1.71	$1.42

Weighted average diluted shares (millions)	592.9	615.3	588.7	609.6
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Net earnings	$4,673	$3,328	$2,196	$1,749
Other comprehensive income, net of tax:
Currency translation adjustments	(57)	77	(84)	43
Unrealized gain/(loss) on certain investments, net of tax of ($1), $0, ($1) and $1	3		1	(1)
Unrealized gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $26, ($39), $26 and ($11)	(93)	71	(91)	19
Reclassification adjustment for losses included in net earnings, net of tax of ($2), ($19), ($1) and ($10)	10	34	6	18
Total unrealized gain on derivative instruments, net of tax	(83)	105	(85)	37
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $20, $31, $10 and $15	(71)	(57)	(35)	(29)
Net actuarial gain arising during the period, net of tax of $0, ($1), $0 and $0	1	3	1
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($122), ($145), ($62) and ($73)	438	263	219	131
Settlements and curtailments included in net income, net of tax of ($3), $0, ($3) and $0	6		6
Pension and postretirement cost related to our equity method investments, net of tax of $1, $1, $0 and $0	(3)	(2)
Total defined benefit pension plans and other postretirement benefits, net of tax	371	207	191	102
Other comprehensive income, net of tax	234	389	23	181
Comprehensive income related to noncontrolling interests	(10)	(1)	(9)	(1)
Comprehensive income, net of tax	$4,897	$3,716	$2,210	$1,929
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2018	December 31 2017
Assets
Cash and cash equivalents	$8,121	$8,813
Short-term and other investments	1,649	1,179
Accounts receivable, net	2,823	2,894
Unbilled receivables, net	9,868	8,194
Current portion of customer financing, net	294	309
Inventories	61,250	61,388
Other current assets	2,396	2,417
Total current assets	86,401	85,194
Customer financing, net	2,817	2,756
Property, plant and equipment, net of accumulated depreciation of $18,137 and $17,641	12,605	12,672
Goodwill	5,550	5,559
Acquired intangible assets, net	2,494	2,573
Deferred income taxes	325	321
Investments	1,203	1,260
Other assets, net of accumulated amortization of $523 and $482	1,800	2,027
Total assets	$113,195	$112,362
Liabilities and equity
Accounts payable	$12,904	$12,202
Accrued liabilities	12,240	13,069
Advances and progress billings	50,970	48,042
Short-term debt and current portion of long-term debt	1,611	1,335
Total current liabilities	77,725	74,648
Deferred income taxes	1,900	2,188
Accrued retiree health care	5,444	5,545
Accrued pension plan liability, net	16,118	16,471
Other long-term liabilities	2,875	2,015
Long-term debt	10,507	9,782
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	6,676	6,804
Treasury stock, at cost - 436,377,479 and 421,222,326 shares	(49,342)	(43,454)
Retained earnings	52,303	49,618
Accumulated other comprehensive loss	(16,139)	(16,373)
Total shareholders’ equity	(1,441)	1,656
Noncontrolling interests	67	57
Total equity	(1,374)	1,713
Total liabilities and equity	$113,195	$112,362
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2018	2017
Cash flows – operating activities:
Net earnings	$4,673	$3,328
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	98	98
Depreciation and amortization	1,008	956
Investment/asset impairment charges, net	44	46
Customer financing valuation (benefit)/expense	(2)	5
Gain on dispositions, net	(7)
Other charges and credits, net	112	135
Changes in assets and liabilities –
Accounts receivable	62	(163)
Unbilled receivables	(1,675)	(950)
Advances and progress billings	2,931	3,916
Inventories	408	(1,036)
Other current assets	2	(148)
Accounts payable	682	419
Accrued liabilities	(922)	(570)
Income taxes receivable, payable and deferred	269	774
Other long-term liabilities	(65)	(18)
Pension and other postretirement plans	(57)	13
Customer financing, net	(97)	342
Other	352	(100)
Net cash provided by operating activities	7,816	7,047
Cash flows – investing activities:
Property, plant and equipment additions	(770)	(905)
Property, plant and equipment reductions	41	25
Contributions to investments	(1,537)	(1,820)
Proceeds from investments	1,028	1,441
Purchase of distribution rights	(56)	(131)
Other	(1)	7
Net cash used by investing activities	(1,295)	(1,383)
Cash flows – financing activities:
New borrowings	3,648	874
Debt repayments	(2,708)	(56)
Contributions from noncontrolling interests	20
Stock options exercised	61	240
Employee taxes on certain share-based payment arrangements	(236)	(112)
Common shares repurchased	(5,965)	(5,000)
Dividends paid	(1,997)	(1,720)
Net cash used by financing activities	(7,177)	(5,774)
Effect of exchange rate changes on cash and cash equivalents, including restricted	(36)	52
Net decrease in cash & cash equivalents, including restricted	(692)	(58)
Cash & cash equivalents, including restricted, at beginning of year	8,887	8,869
Cash & cash equivalents, including restricted, at end of period	8,195	8,811
Less restricted cash & cash equivalents, included in Investments	74	74
Cash and cash equivalents at end of period	$8,121	$8,737
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2017	$5,061	$4,762	($36,097)	$41,754	($13,623)	$60	$1,917
Net earnings				3,328		(1)	3,327
Other comprehensive loss, net of tax of $(172)					389		389
Share-based compensation and related dividend equivalents		116		(17)			99
Treasury shares issued for stock options exercised, net		(63)	304				241
Treasury shares issued for other share-based plans, net		(171)	63				(108)
Common shares repurchased			(5,000)				(5,000)
Cash dividends declared ($2.84 per share)				(1,687)			(1,687)
Balance at June 30, 2017	$5,061	$4,644	($40,730)	$43,378	($13,234)	$59	($822)

Balance at January 1, 2018	$5,061	$6,804	($43,454)	$49,618	($16,373)	$57	$1,713
Net earnings				4,673		(10)	4,663
Other comprehensive income, net of tax of $(81)					234		234
Share-based compensation and related dividend equivalents		115		(17)			98
Treasury shares issued for stock options exercised, net		(32)	95				63
Treasury shares issued for other share-based plans, net		(211)	(18)				(229)
Common shares repurchased			(5,965)				(5,965)
Cash dividends declared ($3.42 per share)				(1,971)			(1,971)
Changes in noncontrolling interests						20	20
Balance at June 30, 2018	$5,061	$6,676	($49,342)	$52,303	($16,139)	$67	($1,374)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Revenues:
Commercial Airplanes	$28,133	$27,233	$14,481	$14,280
Defense, Space & Security	11,355	10,254	5,593	5,142
Global Services	8,033	7,205	4,090	3,552
Boeing Capital	137	164	72	72
Unallocated items, eliminations and other	(18)	156	22	5
Total revenues	$47,640	$45,012	$24,258	$23,051
Earnings from operations:
Commercial Airplanes	$3,152	$2,152	$1,644	$1,282
Defense, Space & Security	1,170	1,163	521	614
Global Services	1,247	1,192	603	569
Boeing Capital	44	64	24	25
Segment operating profit	5,613	4,571	2,792	2,490
Unallocated items, eliminations and other	(710)	(538)	(399)	(317)
FAS/CAS service cost adjustment	682	703	317	357
Earnings from operations	5,585	4,736	2,710	2,530
Other income/(loss), net	51	51	(15)	25
Interest and debt expense	(211)	(180)	(109)	(93)
Earnings before income taxes	5,425	4,607	2,586	2,462
Income tax expense	(752)	(1,279)	(390)	(713)
Net earnings	$4,673	$3,328	$2,196	$1,749
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 19 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2017 Annual Report on Form 10-K. Prior period amounts have been adjusted to conform with the current year presentation.
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
Standards Issued and Implemented
In the first quarter of 2018, we adopted the following ASUs: ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2017-07,Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash; ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
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
Most of our defense contracts at our Defense, Space & Security (BDS) and Global Services (BGS) segments and certain military derivative aircraft contracts at our Commercial Airplanes (BCA) segment now recognize revenue under the new standard as costs are incurred. Under previous U.S. generally accepted accounting principles (GAAP), revenue was generally recognized when deliveries were made, performance milestones were attained, or as costs were incurred. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition or the use of program accounting for commercial airplane contracts in our BCA business. We continue to recognize revenue for these contracts at the point in time when the customer accepts delivery of the airplane. The adoption resulted in a cumulative adjustment to increase Retained earnings by $901 at January 1, 2016 and an increase of $116 to Net earnings for the first six months of 2017.

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
ASU 2018-02 In the first quarter of 2018, we early adopted ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows companies to reclassify from Accumulated other comprehensive income/loss to Retained earnings the difference between the historical corporate income tax rate of 35% and the 21% rate enacted in the Tax Cuts and Jobs Act (TCJA) in December 2017. This resulted in an increase of $2,997 to Retained earnings and an increase of $2,997 to Accumulated other comprehensive loss.
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
Net cumulative catch-up adjustments to prior years' revenue and earnings, including reach-forward losses, across all long-term contracts were as follows:

	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Increase/(decrease) to Revenue	$45	$470	($72)	$263
Increase/(decrease) to Earnings from Operations	($159)	$422	($237)	$314
Increase/(decrease) to Diluted EPS	($0.23)	$0.50	($0.34)	$0.37
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
The impact to our unaudited Consolidated Financial Statements as a result of adopting these standards was as follows:
Condensed Consolidated Statement of Operations (Unaudited)

	Six months ended June 30, 2017			Three months ended June 30, 2017
(Dollars in millions)	Reported	Impact of New Standards	Restated	Reported	Impact of New Standards	Restated
Sales of products	$38,659	$1,226	$39,885	$20,147	$371	$20,518
Sales of services	5,056	71	5,127	2,592	(59)	2,533
Total revenues	43,715	1,297	45,012	22,739	312	23,051

Cost of products	(31,806)	(1,080)	(32,886)	(16,443)	(381)	(16,824)
Cost of services	(3,820)	(43)	(3,863)	(1,932)	67	(1,865)
Boeing Capital interest expense	(26)		(26)	(13)		(13)
Total costs and expenses	(35,652)	(1,123)	(36,775)	(18,388)	(314)	(18,702)
	8,063	174	8,237	4,351	(2)	4,349
Income from operating investments, net	120		120	39		39
General and administrative expense	(1,973)	1	(1,972)	(1,040)	(3)	(1,043)
Research and development expense, net	(1,651)	2	(1,649)	(813)		(813)
Loss on dispositions, net				(2)		(2)
Earnings from operations	4,559	177	4,736	2,535	(5)	2,530
Other income, net	49	2	51	27	(2)	25
Interest and debt expense	(180)		(180)	(93)		(93)
Earnings before income taxes	4,428	179	4,607	2,469	(7)	2,462
Income tax expense	(1,216)	(63)	(1,279)	(708)	(5)	(713)
Net earnings	$3,212	$116	$3,328	$1,761	($12)	$1,749

Basic earnings per share	$5.28	$0.19	$5.47	$2.93	($0.02)	$2.91

Diluted earnings per share	$5.22	$0.19	$5.41	$2.89	($0.02)	$2.87

Condensed Consolidated Statement of Financial Position

(Dollars in millions)	December 31, 2017
Assets	Reported	Impact of New Standards	Restated
Cash and cash equivalents	$8,813		$8,813
Short-term and other investments	1,179		1,179
Accounts receivable, net	10,516	($7,622)	2,894
Unbilled receivables, net		8,194	8,194
Current portion of customer financing, net	309		309
Inventories	44,344	17,044	61,388
Other current assets		2,417	2,417
Total current assets	65,161	20,033	85,194
Customer financing, net	2,740	16	2,756
Property, plant and equipment, net	12,672		12,672
Goodwill	5,559		5,559
Acquired intangible assets, net	2,573		2,573
Deferred income taxes	341	(20)	321
Investments	1,260		1,260
Other assets, net of accumulated amortization	2,027		2,027
Total assets	$92,333	$20,029	$112,362
Liabilities and equity
Accounts payable	$12,202		$12,202
Accrued liabilities	15,292	($2,223)	13,069
Advances and billings in excess of related costs	27,440	(27,440)
Advances and progress billings		48,042	48,042
Short-term debt and current portion of long-term debt	1,335		1,335
Total current liabilities	56,269	18,379	74,648
Deferred income taxes	1,839	349	2,188
Accrued retiree health care	5,545		5,545
Accrued pension plan liability, net	16,471		16,471
Other long-term liabilities	2,015		2,015
Long-term debt	9,782		9,782
Shareholders’ equity:
Common stock	5,061		5,061
Additional paid-in capital	6,804		6,804
Treasury stock, at cost	(43,454)		(43,454)
Retained earnings	45,320	4,298	49,618
Accumulated other comprehensive loss	(13,376)	(2,997)	(16,373)
Total shareholders’ equity	355	1,301	1,656
Noncontrolling interests	57		57
Total equity	412	1,301	1,713
Total liabilities and equity	$92,333	$20,029	$112,362

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in millions)	Six months ended June 30, 2017
	Reported	Impact of New Standards	Restated
Cash flows - operating activities:
Net earnings	$3,212	$116	$3,328
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items -
Share-based plans expense	98		98
Depreciation and amortization	965	(9)	956
Investment/asset impairment charges, net	46		46
Customer financing valuation expense	5		5
Other charges and credits, net	129	6	135
Changes in assets and liabilities -
Accounts receivable	(912)	749	(163)
Unbilled receivables		(950)	(950)
Advances and progress billings		3,916	3,916
Inventories	877	(1,913)	(1,036)
Other current assets		(148)	(148)
Accounts payable	419		419
Accrued liabilities	(680)	110	(570)
Advances and billings in excess of related costs	1,934	(1,934)
Income taxes receivable, payable and deferred	712	62	774
Other long-term liabilities	(18)		(18)
Pension and other postretirement plans	13		13
Customer financing, net	343	(1)	342
Other	(99)	(1)	(100)
Net cash provided by operating activities	7,044	3	7,047
Cash flows - investing activities:
Property, plant and equipment additions	(905)		(905)
Property, plant and equipment reductions	25		25
Contributions to investments	(1,820)		(1,820)
Proceeds from investments	1,441		1,441
Purchase of distribution rights	(131)		(131)
Other	4	3	7
Net cash used by investing activities	(1,386)	3	(1,383)
Cash flows - financing activities:
New borrowings	874		874
Debt repayments	(56)		(56)
Stock options exercised	240		240
Employee taxes on certain share-based payment arrangements	(112)		(112)
Common shares repurchased	(5,000)		(5,000)
Dividends paid	(1,720)		(1,720)
Net cash used by financing activities	(5,774)		(5,774)
Effect of exchange rate changes on cash & cash equivalents, including restricted	52		52
Net (decrease)/increase in cash & cash equivalents, including restricted	(64)	6	(58)
Cash & cash equivalents, including restricted*, at beginning of year	8,801	68	8,869
Cash & cash equivalents, including restricted*, at end of period	$8,737	$74	8,811
Less restricted cash & cash equivalents, included in Investments			74
Cash and cash equivalents at end of period			$8,737
* Reported balance excludes restricted amounts

Condensed Consolidated Statements of Equity (Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2017, as reported	$5,061	$4,762	($36,097)	$40,714	($13,623)	$60	$877
Cumulative Impact of Topic 606 at 1/1/2016				901			901
Impact of Topic 606 on 2016 earnings				139			139
Balance at January 1, 2017, as restated	$5,061	$4,762	($36,097)	$41,754	($13,623)	$60	$1,917

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at December 31, 2017, as reported	$5,061	$6,804	($43,454)	$45,320	($13,376)	$57	$412
Cumulative Impact of Topic 606 at 1/1/2016				901			901
Impact of Topic 606 on 2016 earnings				139			139
Impact of Topic 606 on 2017 earnings				261			261
Total impact of ASC 606 through December 31, 2017				1,301			1,301
Impact of ASU 2018-02				2,997	(2,997)
Balance at December 31, 2017, as restated	$5,061	$6,804	($43,454)	$49,618	($16,373)	$57	$1,713

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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Net earnings	$4,673	$3,328	$2,196	$1,749
Less: earnings available to participating securities	3	2
Net earnings available to common shareholders	$4,670	$3,326	$2,196	$1,749
Basic
Basic weighted average shares outstanding	586.6	608.4	582.6	602.5
Less: participating securities	0.6	0.8	0.7	0.7
Basic weighted average common shares outstanding	586.0	607.6	581.9	601.8
Diluted
Basic weighted average shares outstanding	586.6	608.4	582.6	602.5
Dilutive potential common shares(1)	6.3	6.9	6.1	7.1
Diluted weighted average shares outstanding	592.9	615.3	588.7	609.6
Less: participating securities	0.6	0.8	0.7	0.7
Diluted weighted average common shares outstanding	592.3	614.5	588.0	608.9
Net earnings per share:
Basic	$7.97	$5.47	$3.77	$2.91
Diluted	7.88	5.41	3.73	2.87

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Performance awards	2.8	5.2	2.7	4.7
Performance-based restricted stock units	0.3	0.9	0.1	0.5

Note 4 – Income Taxes
Our effective income tax rates were 13.9% and 15.1% for the six and three months ended June 30, 2018 and 27.8% and 29.0% for the same periods in the prior year. The 2018 tax rates reflect the enactment of the TCJA, which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018. The 2018 tax rates reflect net favorable impacts of the TCJA provisions which effectively apply a lower U.S. tax rate to intangible income derived from serving non-U.S. markets, research and development credits, and discrete tax benefits, primarily related to share-based payments recorded in the first and second quarters of 2018. The 2017 tax rates reflect the 35% statutory tax rate reduced by tax benefits for research and development credits, U.S. manufacturing activity and share-based payments.
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
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months unrecognized tax benefits related to federal and state matters under audit may decrease by up to $540 and $440, respectively, based on current estimates.
Note 5 – Inventories
Inventories consisted of the following:

	June 30 2018	December 31 2017
Long-term contracts in progress	$2,027	$1,854
Commercial aircraft programs	52,830	52,861
Commercial spare parts, used aircraft, general stock materials and other	6,393	6,673
Total	$61,250	$61,388
Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $267 and $284 at June 30, 2018 and December 31, 2017. See indemnifications to ULA in Note 11.
Included in inventories are capitalized precontract costs of $878 at June 30, 2018 primarily related to the KC-46A Tanker and $933 at December 31, 2017 primarily related to the KC-46A Tanker, C-17 and F/A-18. See Note 10.

Commercial Aircraft Programs
At June 30, 2018 and December 31, 2017, commercial aircraft programs inventory included the following amounts related to the 787 program: $29,234 and $30,695 of work in process (including deferred production costs of $24,241 and $25,358), $2,543 and $3,189 of supplier advances, and $2,899 and $3,173 of unamortized tooling and other non-recurring costs. At June 30, 2018, $20,903 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $6,237 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At June 30, 2018 and December 31, 2017, commercial aircraft programs inventory included $132 and $151 of unamortized tooling costs related to the 747 program. At June 30, 2018, $127 of unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders or commitments. At June 30, 2018, the program accounting quantity includes one already completed aircraft which is being remarketed.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,760 and $2,976 at June 30, 2018 and December 31, 2017.
Note 6 – Contracts with Customers
Unbilled receivables increased from $8,194 at December 31, 2017 to $9,868 at June 30, 2018, primarily driven by revenue recognized at BDS in excess of billings.
Advances and progress billings increased from $48,042 at December 31, 2017 to $50,970 at June 30, 2018, primarily driven by advances on orders received in excess of revenue recognized at BCA.
In the six and three months ended June 30, 2018, we recognized revenue of $12,757 and $6,304 related to our Advances and progress billings at January 1, 2017. In the six and three months ended June 30, 2017, we recognized revenue of $11,687 and $6,276 related to our Advances and progress billings at January 1, 2016.
Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment. Prior period amounts have been adjusted to conform with the current year presentation as a result of the adoption of Topic 606. Customer financing consisted of the following:

	June 30 2018	December 31 2017
Financing receivables:
Investment in sales-type/finance leases	$1,193	$1,364
Notes	850	1,022
Total financing receivables	2,043	2,386
Operating lease equipment, at cost, less accumulated depreciation of $207 and $305	1,077	691
Gross customer financing	3,120	3,077
Less allowance for losses on receivables	(9)	(12)
Total	$3,111	$3,065
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At June 30, 2018 and December 31, 2017, we individually evaluated for impairment customer financing receivables of $414 and $422, of which $403 and $411 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.

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
Our financing receivable balances by internal credit rating category are shown below:

Rating categories	June 30 2018	December 31 2017
BBB	$1,023	$1,170
BB	450	627
B	167	177
CCC	403	412
Total carrying value of financing receivables	$2,043	$2,386
At June 30, 2018, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 23.2%, 7.2% and 0.8%, respectively, to the exposure associated with those receivables.
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
The majority of customer financing carrying values are concentrated in the following aircraft models:

	June 30 2018	December 31 2017
717 Aircraft ($238 and $269 accounted for as operating leases)	$998	$1,081
747-8 Aircraft ($135 and $138 accounted for as operating leases)	480	483
737 Aircraft ($271 and $127 accounted for as operating leases)	302	161
757 Aircraft ($26 and $27 accounted for as operating leases)	209	217
MD-80 Aircraft (accounted for as sales-type finance leases)	204	231
747-400 Aircraft ($77 and $88 accounted for as operating leases)	154	170
777 Aircraft ($30 and $0 accounted for as operating leases)	41	14
767 Aircraft ($0 and $25 accounted for as operating leases)	15	98

Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2018	December 31 2017
Equity method investments (1)	$1,159	$1,214
Time deposits	1,084	613
Available for sale debt instruments	491	490
Restricted cash & cash equivalents(2)	74	74
Equity and other investments	44	48
Total	$2,852	$2,439

(1)	Dividends received were $143 and $55 for the six and three months ended June 30, 2018 and $148 and $52 during the same periods in the prior year.

(2)	Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Note 9 – Other Assets
Sea Launch
At June 30, 2018 and December 31, 2017, Other assets included $295 and $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. At June 30, 2018, the net amounts owed to Boeing by each of the partners were as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia (RSC Energia) – $162, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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
Spirit AeroSystems
At December 31, 2017, Other assets included $137 of receivables related to indemnifications from Spirit AeroSystems, Inc. (Spirit) for costs incurred related to pension and retiree medical obligations of former Boeing employees who were subsequently employed by Spirit. On July 12, 2018, the Delaware Supreme Court denied Boeing’s claim for indemnification. As a result, in the second quarter we wrote off the receivables attributable to the Spirit indemnifications.

Note 10 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the six months ended June 30, 2018 and 2017.

	2018	2017
Beginning balance – January 1	$524	$562
Reductions for payments made	(8)	(23)
Changes in estimates	18	(19)
Ending balance – June 30	$534	$520
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2018 and December 31, 2017, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $815 and $868.
Product Warranties
The following table summarizes product warranty activity recorded during the six months ended June 30, 2018 and 2017.

	2018	2017
Beginning balance – January 1	$1,211	$1,414
Additions for current year deliveries	130	126
Reductions for payments made	(72)	(125)
Changes in estimates	(140)	(109)
Ending balance – June 30	$1,129	$1,306
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
Trade-in commitment agreements at June 30, 2018 have expiration dates from 2018 through 2026. At June 30, 2018, and December 31, 2017 total contractual trade-in commitments were $1,445 and $1,462. As of June 30, 2018 and December 31, 2017, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $313 and $155 and the fair value of the related trade-in aircraft was $296 and $155.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $19,060 and $10,221 as of June 30, 2018 and December 31, 2017. The estimated earliest potential funding dates for these commitments as of June 30, 2018 are as follows:

Total
July through December 2018	$880
2019	2,357
2020	3,857
2021	2,675
2022	1,083
Thereafter	8,208
$19,060
As of June 30, 2018, $17,757 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,553 and $3,708 as of June 30, 2018 and December 31, 2017.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of June 30, 2018, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 5.
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). In addition, the FY18 Omnibus spending bill signed into law on March 23, 2018 provides funding for the remainder of the fiscal year. However, the 2011 Budget Control Act continues to mandate limits on U.S. government discretionary spending and remains in effect for fiscal years 2020 and 2021. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless Congress acts to repeal or suspend this law.
There continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies, including the National Aeronautics and Space Administration (NASA). Although FY19 spending topline levels have been agreed to, the lower budget caps and sequestration will take effect again in fiscal years 2020 and 2021 unless Congress acts to raise the caps or to repeal or suspend the law. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.

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
KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2016, the USAF authorized two low rate initial production (LRIP) lots for 7 and 12 aircraft valued at $2.8 billion. In January 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. At June 30, 2018, we had approximately $565 of capitalized precontract costs and $1,567 of potential termination liabilities to suppliers.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017
Contingent repurchase commitments	$1,699	$1,605	$1,699	$1,605		$9
Indemnifications to ULA:
Contributed Delta program launch inventory	67	72
Contract pricing	261	261			$7	7
Other Delta contracts	191	191
Credit guarantees	112	109	55	55	16	16
Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. Since inception, ULA has consumed $1,293 of the $1,360 of inventory that was contributed by us and has yet to consume $67. Under the inventory supply agreement, we have recorded revenues and cost of sales of $1,545 through June 30, 2018. ULA has made payments of $1,740 to us under the inventory supply agreement and we have made $48 of net indemnification payments to ULA.
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
Potential payments for Other Delta contracts include $85 related to deferred support costs and $91 related to deferred production costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. In 2012, Boeing and ULA, through its subsidiary United Launch Services, filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government, which subsequently asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit. The discovery phase of the litigation completed in 2017, and during the fourth quarter, Boeing filed a motion for summary judgment for full recovery of its costs. Oral arguments related to the summary judgment filing took place on June 21, 2018. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.
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

Acquisition agreement
On April 30, 2018, we entered into a definitive agreement to acquire KLX Inc. (KLX), a provider of aviation parts and services, for approximately $4.25 billion. The acquisition of KLX is subject to the separation and divestment of its Energy Services Group, as well as customary closing conditions such as KLX shareholder approval and applicable regulatory clearances. We currently expect the transaction to close in 2018. If the acquisition is not completed due to failure to obtain antitrust approvals, we would be required to pay a termination fee of $175. Upon closing, KLX will be part of Boeing’s Global Services business.
Strategic Partnership with Embraer
On July 5, 2018, we and Embraer S.A. (Embraer) announced the signing of a Memorandum of Understanding to establish a strategic partnership between the two companies. The non-binding agreement proposes the formation of a joint venture comprising the commercial aircraft and services business of Embraer, which joint venture would be owned 80 percent by us. The transaction values 100 percent of Embraer’s commercial aircraft operations at $4.75 billion and contemplates a value of $3.8 billion for our 80 percent ownership stake in the joint venture. We expect to work with Embraer to finalize the financial and operational details of the strategic partnership and negotiate definitive transaction agreements in the coming months. Once definitive transaction agreements have been executed, the transaction would then be subject to shareholder and regulatory approvals, including approval from the Government of Brazil, as well as other customary closing conditions. Assuming approvals are received in a timely manner, we expect that the transaction will close by the end of 2019.
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
Note 13 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2018	2017	2018	2017
Service cost	$215	$201	$107	$100
Interest cost	1,390	1,496	695	748
Expected return on plan assets	(2,005)	(1,922)	(1,003)	(961)
Amortization of prior service credits	(28)	(20)	(14)	(10)
Recognized net actuarial loss	565	402	283	201
Settlement/curtailment/other losses	43	1	43
Net periodic benefit cost	$180	$158	$111	$78

Net periodic benefit cost included in Earnings from operations	$158	$253	$76	$122
Net periodic benefit cost included in Other income/(loss), net	(48)	(62)	(6)	(28)
Net periodic benefit cost included in Earnings before income taxes	$110	$191	$70	$94

	Six months ended June 30		Three months ended June 30
Other Postretirement Plans	2018	2017	2018	2017
Service cost	$47	$53	$23	$27
Interest cost	97	114	48	57
Expected return on plan assets	(4)	(4)	(2)	(2)
Amortization of prior service credits	(63)	(68)	(31)	(34)
Recognized net actuarial (gain)/loss	(5)	6	(2)	3
Net periodic benefit cost	$72	$101	$36	$51

Net periodic benefit cost included in Earnings from operations	42	53	20	25
Net periodic benefit cost included in Other income/(loss), net	48	60	24	30
Net periodic benefit cost included in Earnings before income taxes	$90	$113	$44	$55
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
Performance Awards
On February 26, 2018, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2020. At June 30, 2018, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $367.

Note 15 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the six and three months ended June 30, 2018 and 2017 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2017	($143)	($2)	($127)	($13,351)		($13,623)
Other comprehensive (loss)/income before reclassifications	77		71	1		149
Amounts reclassified from AOCI			34	206	(2)	240
Net current period Other comprehensive (loss)/income	77		105	207		389
Balance at June 30, 2017	($66)	($2)	($22)	($13,144)		($13,234)

Balance at January 1, 2018	($15)	($2)	$54	($16,410)		($16,373)
Other comprehensive (loss)/income before reclassifications	(57)	3	(93)	(2)		(149)
Amounts reclassified from AOCI			10	373	(2)	383
Net current period Other comprehensive income	(57)	3	(83)	371		234
Balance at June 30, 2018	($72)	$1	($29)	($16,039)		($16,139)

Balance at March 31, 2017	($109)	($1)	($59)	($13,246)		($13,415)
Other comprehensive (loss)/income before reclassifications	43	(1)	19			61
Amounts reclassified from AOCI			18	102	(2)	120
Net current period Other comprehensive (loss)/income	43	(1)	37	102		181
Balance at June 30, 2017	($66)	($2)	($22)	($13,144)		($13,234)

Balance at March 31, 2018	$12	$—	$56	($16,230)		($16,162)
Other comprehensive (loss)/income before reclassifications	(84)	1	(91)	1		(173)
Amounts reclassified from AOCI			6	190	(2)	196
Net current period Other comprehensive (loss)/income	(84)	1	(85)	191		23
Balance at June 30, 2018	($72)	$1	($29)	($16,039)		($16,139)
(1)     Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the six and three months ended June 30, 2017 totaling $263 and $131 (net of tax of $(145) and ($73)) and for the six and three months ended June 30, 2018 totaling $438 and $219 (net of tax of ($122) and $(62)). These are included in the net periodic pension cost.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3,174	$2,930	$59	$131	($89)	($63)
Interest rate contracts	125	125	1	3
Commodity contracts	26	56	5	4	(5)	(6)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	332	406	11	16	(5)	(5)
Commodity contracts	680	563
Total derivatives	$4,337	$4,080	$76	$154	($99)	($74)
Netting arrangements			(40)	(61)	40	61
Net recorded balance			$36	$93	($59)	($13)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Effective portion recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($93)	$76	($91)	$20
Commodity contracts		(5)		(1)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(9)	(32)	(5)	(17)
Commodity contracts	(1)	(2)	(1)	(1)
Forward points recognized in Other income, net:
Foreign exchange contracts	5	2	(1)	1
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	(1)	5	(4)
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $25 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the six months ended June 30, 2018 and 2017.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2018 was $18. At June 30, 2018, there was no collateral posted related to our derivatives.

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

	June 30, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,688	$1,688		$1,582	$1,582
Available-for-sale debt investments:
Commercial paper	121		$121	70		$70
Corporate notes	346		346	382		382
U.S. government agencies	31		31	47		47
Other equity investments	16	16		18	18
Derivatives	36		36	93		93
Total assets	$2,238	$1,704	$534	$2,192	$1,600	$592
Liabilities
Derivatives	($59)		($59)	($13)		($13)
Total liabilities	($59)		($59)	($13)		($13)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2018		2017
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$43	($17)	$65	($16)
Investments		(30)	1	(27)
Property, plant and equipment			8	(2)
Acquired intangible assets			14	(1)
Total	$43	($47)	$88	($46)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the six months ended June 30, 2018, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$43	Market approach	Aircraft value publications	$41 - $63(1) Median $46
			Aircraft condition adjustments	($3) - $0(2) Net ($3)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2018
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$850	$834		$834
Liabilities
Debt, excluding capital lease obligations and commercial paper	(11,381)	(11,467)		(11,372)	($95)

	December 31, 2017
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$1,022	$1,046		$1,046
Liabilities
Debt, excluding capital lease obligations and commercial paper	(10,380)	(11,923)		(11,823)	($100)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2018 and December 31, 2017. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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

BCA revenues by customer location consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Revenue from contracts with customers:
Europe	$5,307	$4,765	$2,108	$2,633
China	4,756	3,494	2,709	2,315
Asia, other than China	4,080	3,083	2,349	1,848
Middle East	2,333	4,580	1,872	2,182
Other	2,500	2,172	1,006	1,114
Total non-U.S. revenues	18,976	18,094	10,044	10,092
United States	8,349	8,248	4,010	3,827
Total revenues from contracts with customers	27,325	26,342	14,054	13,919
Intersegment revenues, eliminated on consolidation	808	891	427	361
Total segment revenues	$28,133	$27,233	$14,481	$14,280

Revenue recognized on fixed price contracts	100%	100%	100%	100%

Revenue recognized at a point-in-time	96%	94%	96%	95%
BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Revenue from contracts with customers:
U.S. customers	$8,023	$8,007	$3,797	$4,033
Non U.S. customers(1)	3,332	2,247	1,796	1,109
Total segment revenue from contracts with customers	$11,355	$10,254	$5,593	$5,142

Revenue recognized over time	98%	98%	99%	100%

Revenue recognized on fixed price contracts	65%	64%	63%	64%

Revenue from the U.S. government(1)	86%	89%	85%	91%

(1)	Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Revenue from contracts with customers:
Commercial	$4,845	$3,732	$2,743	$1,884
Government	3,095	3,447	1,313	1,655
Total revenues from contracts with customers	7,940	7,179	4,056	3,539
Intersegment revenues eliminated on consolidation	93	26	34	13
Total segment revenues	$8,033	$7,205	$4,090	$3,552

Revenue recognized at a point in time	53%	48%	52%	48%

Revenue recognized on fixed price contracts	89%	89%	90%	90%

Revenue from the U.S. government(1)	31%	41%	26%	39%

(1)	Includes revenues earned from foreign military sales through the U.S. government.
Backlog
Our total backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our backlog at June 30, 2018 was $488,036. We expect approximately 27% to be converted to revenue through 2019 and approximately 70% through 2022, with the remainder thereafter.
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

	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Share-based plans	($36)	($46)	($18)	($25)
Deferred compensation	(56)	(96)	(27)	(46)
Amortization of previously capitalized interest	(48)	(46)	(23)	(22)
Eliminations and other unallocated items	(570)	(350)	(331)	(224)
Unallocated items, eliminations and other	($710)	($538)	($399)	($317)

Pension FAS/CAS service cost adjustment	$520	$540	$237	$278
Postretirement FAS/CAS service cost adjustment	162	163	80	79
FAS/CAS service cost adjustment	$682	$703	$317	$357

Pension and Other Postretirement Benefit Expense
Pension costs, comprising GAAP service and prior service costs, are allocated to BCA and the commercial operations at BGS. Pension costs are allocated to BDS and BGS businesses supporting government customers using U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. These costs are allocable to government contracts. Other postretirement benefit costs are allocated to business segments based on CAS, which is generally based on benefits paid. FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. These expenses are included in Other income/(loss), net.
Assets
Segment assets are summarized in the table below:

	June 30 2018	December 31 2017
Commercial Airplanes	$64,592	$64,647
Defense, Space & Security	18,475	18,476
Global Services	12,884	12,491
Boeing Capital	3,046	3,156
Unallocated items, eliminations and other	14,198	13,592
Total	$113,195	$112,362
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held centrally as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and of cash flows and equity for the six-month periods ended June 30, 2018 and 2017, and the related notes and schedules (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for the year then ended prior to retrospective adjustment for changes in the Company’s method of accounting for (i) revenue from contracts with customers and (ii) reclassification of certain tax effects from Accumulated other comprehensive income (not presented herein); and in our report dated February 12, 2018, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments presented in Note 2 - Impact of Adoption of New Standards that were applied to retrospectively adjust the December 31, 2017 consolidated statement of financial position. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position in deriving the accompanying retrospectively adjusted condensed consolidated statement of financial position as of December 31, 2017.
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
July 25, 2018

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

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Revenues	$47,640	$45,012	$24,258	$23,051

GAAP
Earnings from operations	$5,585	$4,736	$2,710	$2,530
Operating margins	11.7%	10.5%	11.2%	11.0%
Effective income tax rate	13.9%	27.8%	15.1%	29.0%
Net earnings	$4,673	$3,328	$2,196	$1,749
Diluted earnings per share	$7.88	$5.41	$3.73	$2.87

Non-GAAP (1)
Core operating earnings	$4,903	$4,033	$2,393	$2,173
Core operating margins	10.3%	9.0%	9.9%	9.4%
Core earnings per share	$6.97	$4.67	$3.33	$2.49

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 53 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Commercial Airplanes	$28,133	$27,233	$14,481	$14,280
Defense, Space & Security	11,355	10,254	5,593	5,142
Global Services	8,033	7,205	4,090	3,552
Boeing Capital	137	164	72	72
Unallocated items, eliminations and other	(18)	156	22	5
Total	$47,640	$45,012	$24,258	$23,051
Revenues for the six months ended June 30, 2018 increased by $2,628 million compared with the same period in 2017. Commercial Airplanes (BCA) revenues increased by $900 million primarily due to higher deliveries and favorable mix. Defense, Space & Security (BDS) revenues increased by $1,101 million primarily due to non-US contract awards for fighters and C-17 aircraft as well as higher weapons revenue. Global Services (BGS) revenues increased by $828 million, primarily due to growth across our services portfolio.
Revenues for the three months ended June 30, 2018 increased by $1,207 million compared with the same period in 2017. BCA revenues increased by $201 million primarily due to higher deliveries and mix. BDS revenues increased by $451 million primarily due to a non-US F/A-18 contract award and higher weapons revenue. BGS revenues increased by $538 million, primarily due to growth across our services portfolio.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Commercial Airplanes	$3,152	$2,152	$1,644	$1,282
Defense, Space & Security	1,170	1,163	521	614
Global Services	1,247	1,192	603	569
Boeing Capital	44	64	24	25
Segment operating profit	5,613	4,571	2,792	2,490
Pension FAS/CAS service cost adjustment	520	540	237	278
Postretirement FAS/CAS service cost adjustment	162	163	80	79
Unallocated Items, Eliminations and Other	(710)	(538)	(399)	(317)
Earnings from operations (GAAP)	$5,585	$4,736	$2,710	$2,530
FAS/CAS service cost adjustment *	(682)	(703)	(317)	(357)
Core operating earnings (Non-GAAP) **	$4,903	$4,033	$2,393	$2,173

*	The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.

**	Core operating earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See page 53.
Earnings from operations for the six months ended June 30, 2018 increased by $849 million compared with the same period in 2017, primarily due to higher earnings at BCA. BCA's earnings increased $1,000 million primarily due to improved cost performance on airplane programs, higher deliveries and mix, and lower spending on research and development, partially offset by higher KC-46A Tanker charges.
Earnings from operations for the three months ended June 30, 2018 increased by $180 million compared with the same period in 2017, primarily due to higher earnings at BCA, partially offset by lower earnings at BDS. BCA's earnings increased $362 million primarily due to improved cost performance on airplane programs, higher deliveries and mix, and lower spending on research and development, partially offset by higher KC-46A Tanker charges. BDS earnings from operations for the three months ended June 30, 2018 decreased by $93 million, compared with the same period in 2017 primarily due to higher charges on the KC-46A Tanker program and lower earnings from other cumulative catch-up adjustments which more than offset earnings from the non-US F/A-18 contract award.
During the six months ended June 30, 2018 we recorded reach-forward losses related to the KC-46A Tanker program of $507 million, of which $359 million was recorded at BCA and $139 million at BDS. During the three months ended June 30, 2018 we recorded reach-forward losses related to the KC-46A Tanker program of $426 million, of which $307 million was recorded at BCA and $111 million at BDS. During the six months ended June 30, 2017, we recorded reach-forward losses of $132 million on the KC-46A Tanker program of which $118 million was recorded at BCA.
Core operating earnings for the six and three months ended June 30, 2018 increased by $870 million and $220 million compared with the same periods in 2017 primarily due to higher earnings at BCA.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Share-based plans	($36)	($46)	($18)	($25)
Deferred compensation	(56)	(96)	(27)	(46)
Eliminations and other unallocated items	(470)	(396)	(206)	(246)
Litigation outcome	(148)		(148)
Unallocated items, eliminations and other	($710)	($538)	($399)	($317)
The deferred compensation expense decreased by $40 million and $19 million for the six and three months ended June 30, 2018 compared with the same periods in 2017 primarily driven by changes in broad market conditions. In the second quarter of 2018, we recorded a charge of $148 million related to the outcome of the Spirit litigation, including the write-off of $137 million of receivables. See the discussion in Note 9 to our Condensed Consolidated Financial Statements.
Eliminations and other unallocated items increased by $74 million for the six months ended and decreased by $40 million for the three months ended June 30, 2018 compared with the same periods in 2017 primarily due to the timing of expense allocations and the elimination of profit on intercompany aircraft.
The components of net periodic benefit cost are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2018	2017	2018	2017
Service cost	$215	$201	$107	$100
Interest cost	1,390	1,496	695	748
Expected return on plan assets	(2,005)	(1,922)	(1,003)	(961)
Amortization of prior service (credits)/costs	(28)	(20)	(14)	(10)
Recognized net actuarial loss	565	402	283	201
Settlement/curtailment/other losses	43	1	43
Net periodic benefit cost	$180	$158	$111	$78
The increase in net periodic pension benefit cost for the six and three months ended June 30, 2018 of $22 million and $33 million compared with the same periods in 2017 is primarily higher amortization of actuarial losses driven by lower discount rates of 3.6% at December 31, 2017 compared with 4.0% at December 31, 2016 and higher costs related to curtailments and other benefit changes associated with certain of our defined benefit plans, partially offset by lower interest costs and improved expected returns, as a result of the higher value of plan assets at December 31, 2017 compared to 2016.

A portion of service cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2018	2017	2018	2017
Allocated to business segments	($678)	($793)	($313)	($400)
Pension FAS/CAS service cost adjustment	520	540	237	278
Net periodic benefit cost included in Earnings from operations	($158)	($253)	($76)	($122)
The pension FAS/CAS service cost adjustment recognized in earnings in 2018 is largely consistent with the same period in the prior year.
Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Earnings from operations	$5,585	$4,736	$2,710	$2,530
Other income/(loss), net	51	51	(15)	25
Interest and debt expense	(211)	(180)	(109)	(93)
Earnings from operations	5,425	4,607	2,586	2,462
Income tax expense	(752)	(1,279)	(390)	(713)
Net earnings from continuing operations	$4,673	$3,328	$2,196	$1,749
Other income/(loss), net decreased by $40 million during the three months ended June 30, 2018, primarily due to lower non-operating pension benefits and lower gains from foreign exchange, partially offset by higher interest income.
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

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2018	2017	Change	2018	2017	Change
Cost of sales	$38,360	$36,775	$1,585	$19,536	$18,702	$834
Cost of sales as a % of Revenues	80.5%	81.7%	(1.2%)	80.5%	81.1%	(0.6)%

Cost of sales for the six and three months ended June 30, 2018 increased by $1,585 million, or 4% and by $834 million or 4% compared with the same periods in 2017, primarily due to a 6% and 5% increase in revenue during each period, partially offset by improved performance.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Commercial Airplanes	$1,099	$1,217	$550	$592
Defense, Space & Security	402	392	219	196
Global Services	71	63	37	35
Other	19	(23)	21	(10)
Total	$1,591	$1,649	$827	$813
Research and development expense for the six months ended June 30, 2018 decreased by $58 million compared with the same period in 2017 primarily due to lower 777X spend.
Backlog The following table summarizes our backlog, restated for the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606):

Total Backlog (Dollars in millions)	June 30 2018	December 31 2017
Commercial Airplanes	$415,723	$410,446
Defense, Space & Security	51,925	44,049
Global Services	20,388	19,605
Total Backlog	$488,036	$474,100

Contractual backlog	$464,237	$456,444
Unobligated backlog	23,799	17,656
Total Backlog	$488,036	$474,100
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase during the six months ended June 30, 2018 was primarily due to orders and funding in excess of deliveries.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase during the six months ended June 30, 2018 was primarily due to contract awards, partially offset by reclassifications to contractual backlog related to BDS and BGS contracts.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2015, we began work on low rate initial production (LRIP) aircraft for the USAF. In 2016, following our achievement of key flight testing milestones, the USAF authorized two LRIP lots for 7 and 12 aircraft valued at $2.8 billion and in 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. The contract contains production options for both LRIP aircraft and full rate production aircraft. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. The EMD contract is currently in the certification and flight testing phases and we expect deliveries to begin in the fourth quarter of 2018.

During 2017, we recorded reach-forward losses of $446 million related to this program, primarily reflecting higher estimated costs associated with certification and incorporating changes into LRIP aircraft. In the first quarter of 2018, we recorded additional reach-forward losses of $81 million primarily reflecting higher estimated costs associated with certification and continued flight testing. In the second quarter of 2018, we recorded further reach-forward losses of $426 million, primarily reflecting higher estimated costs associated with change incorporation on six flight test and two early build aircraft. The additional rework required for the flight test and early build aircraft was identified during the second quarter upon completion of engineering and configuration studies. In addition, delays in certification and testing have resulted in higher costs and increased rework for both completed and in-production aircraft. As with any development program, this program remains subject to additional reach-forward losses and/or delivery delays if we experience further production, technical or quality issues, and delays in certification and/or flight testing.
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
Global Trade On June 1, 2018, the U.S. Government began imposing tariffs on steel and aluminum imports. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. We continue to monitor the potential for any extra costs that may result from these actions.
On July 6, 2018, the U.S. and China began imposing tariffs on approximately $34 billion of each other's exports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. Both the U.S. and Chinese governments have identified additional tariffs that could be imposed in the third quarter. We continue to monitor the potential for disruption and adverse revenue and/or cost impacts that may result from these actions.
The U.S. Government continues to impose and/or threaten to impose sanctions on certain businesses and individuals in Russia. Although our operations or sales in Russia have not been impacted to date, we continue to monitor additional sanctions that may be imposed by the U.S. Government and any responses from Russia that could affect our supply chain, business partners or customers.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environments and Trends
Airline Industry Environment
Our updated 20-year forecast, published in July 2018, projects a long-term average growth rate of 4.7% per year for passenger traffic and 4.2% for cargo traffic. Based on long-term global economic growth projections of 2.8% average annual GDP growth, we project a $6.3 trillion market for 42,700 new airplanes over the next 20 years.

Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Revenues	$28,133	$27,233	$14,481	$14,280
Earnings from operations:	$3,152	$2,152	$1,644	$1,282
Operating margins	11.2%	7.9%	11.4%	9.0%
Revenues
Revenues for the six and three months ended June 30, 2018 increased by $900 million and $201 million, or 3% and 1%, compared with the same periods in 2017 primarily due to higher deliveries and favorable mix.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	†	767	777	787	Total
Deliveries during the first six months of 2018	269	(10)	3		9	25	72	378
Deliveries during the first six months of 2017	236	(9)	4	(1)	5	42	65	352
Deliveries during the second quarter of 2018	137	(5)	1		5	13	38	194
Deliveries during the second quarter of 2017	123	(4)	3		3	21	33	183
Cumulative deliveries as of 6/30/2018	7,001		1,545		1,115	1,559	708
Cumulative deliveries as of 12/31/2017	6,732		1,542		1,106	1,534	636
*     Intercompany deliveries identified by parentheses

†	Aircraft accounted for as revenues by BCA and as a note receivable in consolidation identified by parentheses
Earnings From Operations
Earnings from operations for the six and three months ended June 30, 2018 increased by $1,000 million and $362 million compared with the same periods in 2017. The increases reflect higher margins on airplane programs, improved cost performance, higher deliveries and favorable mix, and lower spending on research and development, partially offset by higher KC-46A Tanker charges.
During the six and three months ended June 30, 2018, Commercial Airplanes recorded reach-forward losses of $359 million and $307 million related to the KC-46A Tanker program. During the six months ended June 30, 2017, we recorded reach-forward losses of $118 million.
Backlog
Our total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to our customers where we believe it is probable that we will collect the consideration due and where no contingencies remain before we and the customer are required to perform. Backlog does not include prospective orders where customer controlled contingencies remain, such as the customer receiving approval from its board of directors, shareholders or government or completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly certain. Backlog excludes options and BCC orders. A number of our customers may have contractual remedies that may be implicated by program delays. We address customer claims and requests for other contractual relief as they arise. The value of orders in backlog is adjusted as changes to price and schedule are agreed to with customers and is reported in accordance with the requirements of Topic 606.

BCA total backlog increased from $410,446 million as of December 31, 2017 to $415,723 million at June 30, 2018 primarily due to orders in excess of deliveries.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 6/30/2018	737	†	747*	767	777	777X	787	†
Program accounting quantities	10,200		1,570	1,195	1,650	**	1,500
Undelivered units under firm orders	4,667	(75)	23	109	96	326	655	(22)
Cumulative firm orders	11,668	(75)	1,568	1,224	1,655	326	1,363	(22)

As of 12/31/2017	737		747	767	777	777X	787
Program accounting quantities	9,800		1,570	1,171	1,625	**	1,400
Undelivered units under firm orders***	4,617		12	98	97	326	644
Cumulative firm orders***	11,349		1,554	1,204	1,631	326	1,280

†	Aircraft ordered by BCC are identified in parentheses

*	At June 30, 2018, the 747 accounting quantity has 24 undelivered aircraft, including one already completed aircraft that has not been sold and is being remarketed.

**	The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.

***	Cumulative firm orders adjusted to reflect the adoption of Topic 606 in the first quarter of 2018.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the three months ended June 30, 2018 and by 400 units during the six months ended June 30, 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The production rate increased from 47 per month to 52 per month in the second quarter of 2018. We plan to further increase the rate to 57 per month in 2019. We delivered the first 737 MAX 9 in March 2018.
747 Program In the first quarter of 2018, we received firm orders for 14 aircraft and we are currently producing at a rate of 0.5 aircraft per month. We continue to evaluate the viability of the 747 program and it is reasonably possible that we could decide to end production of the 747.
767 Program The accounting quantity for the 767 program increased by 24 units during the three months ended March 31, 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes a 767 derivative to support the tanker program. We are currently producing at a rate of 2.5 per month and plan to increase to 3 per month in 2020.
777 Program The accounting quantity for the 777 program increased by 25 units during the three months ended June 30, 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 5 per month. In 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program The accounting quantity for the 787 program increased by 100 units during the three months ended June 30, 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 12 per month and plan to increase to 14 per month in 2019. We delivered the first 787-10 in March 2018.

Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft and derivatives, such as the 777X, involves increased risks associated with meeting development, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors due to changes in the inflation rate or other economic indicators, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, achieving anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). In addition, the FY18 Omnibus spending bill signed into law on March 23, 2018 provides funding for the remainder of the fiscal year. However, the 2011 Budget Control Act continues to mandate limits on U.S. government discretionary spending and remains in effect for fiscal years 2020 and 2021. As a result, continued budget uncertainty and the risk of future sequestration cuts will remain unless Congress acts to repeal or suspend this law.
There continues to be uncertainty with respect to program-level appropriations for the U.S. DoD and other government agencies, including the National Aeronautics and Space Administration (NASA). Although FY19 spending topline levels have been agreed to, the lower budget caps and sequestration will take effect again in fiscal years 2020 and 2021 unless Congress acts to raise the caps or to repeal or suspend the law. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Revenues	$11,355	$10,254	$5,593	$5,142
Earnings from operations	$1,170	$1,163	$521	$614
Operating margins	10.3%	11.3%	9.3%	11.9%
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
F/A-18 Models	5	12		6
F-15 Models	5	7	3	4
CH-47 Chinook (New)	9	4	5	1
CH-47 Chinook (Renewed)	8	19	4	10
AH-64 Apache (New)		5		2
AH-64 Apache (Remanufactured)	6	28		15
P-8 Models	8	9	4	5
Total	41	84	16	43

Revenues
BDS revenues for the six months ended June 30, 2018 increased by $1,101 million, or 11% compared with the same period in 2017, primarily due to non-US contract awards for fighters and C-17 aircraft as well as higher weapons revenue. Net favorable cumulative contract catch-up adjustments to revenue for the six months ended June 30, 2018 were $236 million lower compared with the same period in 2017.
BDS revenues for the three months ended June 30, 2018 increased by $451 million, or 9% compared with the same period in 2017, primarily due to a non-US F/A-18 contract award and higher weapons revenue. Net favorable cumulative contract catch-up adjustments to revenue for the three months ended June 30, 2018, were $153 million lower compared with the same period in 2017.
Earnings From Operations
BDS earnings from operations for the six months ended June 30, 2018 increased by $7 million, compared with the same period in 2017 primarily due to non-US contract awards for fighters and C-17 aircraft partially offset by higher charges on the KC-46A Tanker program.
BDS earnings from operations for the three months ended June 30, 2018 decreased by $93 million, or 15% compared with the same period in 2017 primarily due to higher charges on the KC-46A Tanker program and lower earnings from other cumulative catch-up adjustments which more than offset earnings from the non-US F/A-18 contract award.
Net favorable cumulative contract catch-up adjustments in the six and three months ended June 30, 2018 were $291 million and $208 million lower than the same periods in the prior year reflecting higher reach-forward losses recorded on the KC-46A Tanker program in 2018 and larger net favorable cumulative contract catch-up adjustments in 2017 primarily related to the vertical lift and F-15 programs.
During the six and three months ended June 30, 2018, BDS recorded reach-forward losses of $139 million and $111 million related to the KC-46A Tanker program.
BDS earnings from operations include equity earnings of $91 million and $11 million for the six and three months ended June 30, 2018 compared to $113 million and $37 million for the same periods in 2017 primarily reflecting earnings on our United Launch Alliance (ULA) and non-US joint ventures.
Backlog
Total backlog increased from $44,049 million at December 31, 2017 to $51,925 million at June 30, 2018 primarily due to current year contract awards, including Ground-based Midcourse Defense, vertical lift, fighters and satellites, partially offset by revenue recognized on contracts awarded in prior years.
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
Some of our development programs are contracted on a fixed-price basis and BDS customers are increasingly seeking fixed priced proposals for new programs. New programs could have risk for reach-forward loss upon contract award and during the period of contract performance.  Many development programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of significant fixed-price development programs include USAF KC-46A Tanker, Commercial Crew, Saudi F-15, and commercial and military satellites.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 42.
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 10 and 11 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 9 to our Condensed Consolidated Financial Statements.
Commercial Crew See the discussion of Fixed-Price Development Contracts in Note 10 to our Condensed Consolidated Financial Statements.

Global Services
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Revenues	$8,033	$7,205	$4,090	$3,552
Earnings from operations	$1,247	$1,192	$603	$569
Operating margins	15.5%	16.5%	14.7%	16.0%
Revenues
BGS revenues for the six and three months ended June 30, 2018 increased by $828 million and $538 million compared with the same periods in 2017 primarily due to growth across our services portfolio. Net favorable cumulative contract catch-up adjustments to revenue were $47 million lower and $33 million lower for the six and three months ended June 30, 2018 compared with the same periods in 2017.
Earnings From Operations
BGS earnings from operations for the six and three months ended June 30, 2018 increased by $55 million and $34 million compared with the same periods in 2017 primarily due to higher revenues. Net favorable cumulative contract catch-up adjustments were lower by $67 million and $39 million for the six and three months ended June 30, 2018 compared with the same periods in 2017.
Backlog
BGS total backlog increased from $19,605 million as of December 31, 2017 to $20,388 million at June 30, 2018, primarily due to current year contract awards, partially offset by revenue recognized on contracts awarded in prior years.
Additional Considerations
KLX See the discussion of the KLX acquisition in Note 11 to our Condensed Consolidated Financial Statements.
Boeing Capital
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Revenues	$137	$164	$72	$72
Earnings from operations	$44	$64	$24	$25
Operating margins	32%	39%	33%	35%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the six months ended June 30, 2018 decreased by $27 million compared with the same period in 2017 primarily due to lower lease income driven by a smaller portfolio.

Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the six months ended June 30, 2018 decreased by $20 million compared with the same periods in 2017, primarily due to lower revenues.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2018	December 31 2017
Customer financing and investment portfolio, net	$3,027	$3,003
Other assets, primarily cash and short-term investments	525	677
Total assets	$3,552	$3,680

Other liabilities, primarily deferred income taxes	$561	$653
Debt, including intercompany loans	2,492	2,523
Equity	499	504
Total liabilities and equity	$3,552	$3,680

Debt-to-equity ratio	5.0-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at June 30, 2018 increased slightly from December 31, 2017 primarily due to new volume of $452 million partially offset by note payoffs, asset sales and portfolio run-off.
At June 30, 2018, BCC had $68 million of assets that were held for sale or re-lease. In addition, aircraft subject to leases with a carrying value of approximately $50 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2018	2017
Net earnings	$4,673	$3,328
Non-cash items	1,253	1,240
Changes in working capital	1,890	2,479
Net cash provided by operating activities	7,816	7,047
Net cash used by investing activities	(1,295)	(1,383)
Net cash used by financing activities	(7,177)	(5,774)
Effect of exchange rate changes on cash and cash equivalents	(36)	52
Net decrease in cash & cash equivalents, including restricted	(692)	(58)
Cash & cash equivalents, including restricted, at beginning of year	8,887	8,869
Cash & cash equivalents, including restricted, at end of period	$8,195	$8,811
Operating Activities Net cash provided by operating activities was $7.8 billion during the six months ended June 30, 2018, compared with $7.0 billion during the same period in 2017. The year-over-year improvement reflects higher earnings and lower spending on inventory, partially offset by lower advances. Advances and progress billings increased by $2.9 billion and $3.9 billion during the six months ended June 30, 2018 and 2017. Inventories decreased by $0.1 billion during the six months ended June 30, 2018, primarily due to lower expenditures on commercial airplane program inventory, primarily 787 compared with an increase of $1.2 billion during the same period in the prior year. Unbilled receivables increased by $1.7 billion during the six months ended June 30, 2018, reflecting revenue recognized on contracts awarded in the first half of 2018 compared with an increase of $1.0 billion during the comparable period in the prior year.
Investing Activities Cash used by investing activities was $1.3 billion during the six months ended June 30, 2018, compared with cash used of $1.4 billion during the same period in 2017, primarily due to the timing of investments and capital expenditures. In the six months ended June 30, 2018 and 2017, capital expenditures totaled $0.8 billion and $0.9 billion. We expect capital expenditures in 2018 to be higher than 2017.
Financing Activities Cash used by financing activities was $7.2 billion, compared with $5.8 billion during the same period in 2017, primarily reflecting higher share repurchases and dividend payments. During the six months ended June 30, 2018, net borrowings increased by $0.9 billion from $0.8 billion in the same period in 2017.
At June 30, 2018, the recorded balance of debt was $12.1 billion, of which $1.6 billion was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $2.5 billion, of which $0.5 billion was classified as short-term.
During the six months ended June 30, 2018 we repurchased 17.4 million shares totaling $6.0 billion through our open market share repurchase program. In addition, 0.7 million shares were transferred to us from employees for tax withholdings. At June 30, 2018, the amount available under the share repurchase plan, announced on December 11, 2017, totaled $12.0 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that serves as a source of short-term liquidity. At June 30, 2018 and December 31, 2017 commercial paper borrowings totaling $600 million were supported by unused commitments under the revolving credit agreement. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.

Financing commitments totaled $19.1 billion and $10.2 billion at June 30, 2018 and December 31, 2017.The increase primarily relates to commercial airplane orders received in 2018. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
In the event we require additional funding to support strategic business opportunities, our commercial aircraft financing commitments, unfavorable resolution of litigation or other loss contingencies, or other business requirements, we expect to meet increased funding requirements by issuing commercial paper or term debt. We believe our ability to access external capital resources should be sufficient to satisfy existing short-term and long-term commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year. However, there can be no assurance of the cost or availability of future borrowings, if any, under our commercial paper program or in the debt markets.
At June 30, 2018, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $534 million at June 30, 2018. For additional information, see Note 10 to our Condensed Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustments recognized in earnings were benefits of $520 million and $237 million for the six and three months ended June 30, 2018, largely consistent with the benefits of $540 million and $278 million during the same periods in 2017. The non-operating pension expenses included in Other income/(loss), net were benefits of $48 million and $6 million for the six and three months ended June 30, 2018 compared with $62 million and $28 million for the same periods in 2017. The benefits in 2018 reflect lower interest costs and improved expected returns, as a result of the higher value of plan assets at December 31, 2017 compared to 2016. These are more than offset by higher amortization of actuarial losses driven by lower discount rates, and charges of $43 million related to curtailments and other benefit changes associated with certain of our defined benefit plans recorded in the six and three months ended June 30, 2018.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 40 of this Form 10-Q and on page 43 of our 2017 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2018	2017	2018	2017
Revenues	$47,640	$45,012	$24,258	$23,051
Earnings from operations, as reported	$5,585	$4,736	$2,710	$2,530
Operating margins	11.7%	10.5%	11.2%	11.0%

Pension FAS/CAS service cost adjustment (1)	($520)	($540)	($237)	($278)
Postretirement FAS/CAS service cost adjustment (1)	($162)	($163)	($80)	($79)
FAS/CAS service cost adjustment (1)	($682)	($703)	($317)	($357)
Core operating earnings (non-GAAP)	$4,903	$4,033	$2,393	$2,173
Core operating margins (non-GAAP)	10.3%	9.0%	9.9%	9.4%

Diluted earnings per share, as reported	$7.88	$5.41	$3.73	$2.87
Pension FAS/CAS service cost adjustment (1)	(0.88)	(0.88)	(0.40)	(0.46)
Postretirement FAS/CAS service cost adjustment (1)	(0.27)	(0.26)	(0.14)	(0.13)
Non-operating pension expense (2)	(0.08)	(0.10)	(0.01)	(0.05)
Non-operating postretirement expense (2)	0.08	0.10	0.04	0.05
Provision for deferred income taxes on adjustments (3)	0.24	0.40	$0.11	$0.21
Core earnings per share (non-GAAP)	$6.97	$4.67	$3.33	$2.49

Weighted average diluted shares (in millions)	592.9	615.3	588.7	609.6

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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2018 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the second quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended June 30, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2018 thru 4/30/2018	3,000,599	$333.53	2,998,273	$14,000
5/1/2018 thru 5/31/2018	3,826,975	345.95	3,800,799	12,685
6/1/2018 thru 6/30/2018	1,776,265	366.06	1,774,530	12,035
Total	8,603,839	$345.77	8,573,602

(1)
We purchased an aggregate of 8,573,602 shares of our common stock in the open market pursuant to our repurchase program and 30,237 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 11, 2017, we announced a new repurchase plan for up to $18 billion of common stock, replacing the plan previously authorized in 2016.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on June 25, 2018, effective July 1, 2018*

10.2	Supplemental Benefit Plan for Employees of The Boeing Company, as amended and restated on June 25, 2018, effective July 1, 2018*

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 25, 2018	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller