Form 10-Q
period 2018-09-30
BOEING CO
filed 2018-10-24
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 17, 2018, there were 567,885,369 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2018

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Sales of products	$64,848	$61,667	$22,463	$21,782
Sales of services	7,938	7,568	2,683	2,441
Total revenues	72,786	69,235	25,146	24,223

Cost of products	(53,134)	(50,936)	(18,882)	(18,050)
Cost of services	(6,215)	(5,742)	(2,140)	(1,879)
Boeing Capital interest expense	(51)	(53)	(18)	(27)
Total costs and expenses	(59,400)	(56,731)	(21,040)	(19,956)
	13,386	12,504	4,106	4,267
Income from operating investments, net	112	169	32	49
General and administrative expense	(3,345)	(2,890)	(1,154)	(918)
Research and development expense, net	(2,417)	(2,417)	(826)	(768)
Gain on dispositions, net	76		69
Earnings from operations	7,812	7,366	2,227	2,630
Other income, net	63	91	12	40
Interest and debt expense	(317)	(267)	(106)	(87)
Earnings before income taxes	7,558	7,190	2,133	2,583
Income tax (expense)/benefit	(522)	(2,052)	230	(773)
Net earnings	$7,036	$5,138	$2,363	$1,810

Basic earnings per share	$12.08	$8.49	$4.11	$3.03

Diluted earnings per share	$11.95	$8.39	$4.07	$2.99

Cash dividends paid per share	$5.13	$4.26	$1.71	$1.42

Weighted average diluted shares (millions)	588.9	612.8	580.8	606.3
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Net earnings	$7,036	$5,138	$2,363	$1,810
Other comprehensive income, net of tax:
Currency translation adjustments	(55)	121	2	44
Unrealized gain/(loss) on certain investments, net of tax of ($1), $0, $0 and $0	3
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $27, ($61), $1 and ($22)	(97)	111	(4)	40
Reclassification adjustment for losses included in net earnings, net of tax of ($5), ($24), ($3) and ($5)	19	44	9	10
Total unrealized (loss)/gain on derivative instruments, net of tax	(78)	155	5	50
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $30, $47, $10 and $16	(106)	(84)	(35)	(27)
Net actuarial gain arising during the period, net of tax of $0, ($1), $0 and $0	1	3
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($182), ($217), ($60) and ($72)	657	394	219	131
Settlements and curtailments included in net income, net of tax of ($3), $0, $0 and $0	6
Pension and postretirement cost related to our equity method investments, net of tax of $1, $1, $0 and $0	(4)	(2)	(1)
Total defined benefit pension plans and other postretirement benefits, net of tax	554	311	183	104
Other comprehensive income, net of tax	424	587	190	198
Comprehensive income related to noncontrolling interests	(12)	(1)	(2)
Comprehensive income, net of tax	$7,448	$5,724	$2,551	$2,008
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2018	December 31 2017
Assets
Cash and cash equivalents	$8,034	$8,813
Short-term and other investments	1,956	1,179
Accounts receivable, net	2,893	2,894
Unbilled receivables, net	9,936	8,194
Current portion of customer financing, net	431	309
Inventories	62,038	61,388
Other current assets	2,398	2,417
Total current assets	87,686	85,194
Customer financing, net	2,785	2,756
Property, plant and equipment, net of accumulated depreciation of $18,328 and $17,641	12,571	12,672
Goodwill	5,722	5,559
Acquired intangible assets, net	2,530	2,573
Deferred income taxes	323	321
Investments	1,190	1,260
Other assets, net of accumulated amortization of $466 and $482	1,852	2,027
Total assets	$114,659	$112,362
Liabilities and equity
Accounts payable	$13,663	$12,202
Accrued liabilities	12,869	13,069
Advances and progress billings	51,496	48,042
Short-term debt and current portion of long-term debt	1,389	1,335
Total current liabilities	79,417	74,648
Deferred income taxes	1,738	2,188
Accrued retiree health care	5,394	5,545
Accrued pension plan liability, net	15,927	16,471
Other long-term liabilities	2,905	2,015
Long-term debt	10,487	9,782
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	6,714	6,804
Treasury stock, at cost - 443,262,126 and 421,222,326 shares	(51,781)	(43,454)
Retained earnings	54,666	49,618
Accumulated other comprehensive loss	(15,949)	(16,373)
Total shareholders’ equity	(1,289)	1,656
Noncontrolling interests	80	57
Total equity	(1,209)	1,713
Total liabilities and equity	$114,659	$112,362
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2018	2017
Cash flows – operating activities:
Net earnings	$7,036	$5,138
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	150	151
Depreciation and amortization	1,531	1,470
Investment/asset impairment charges, net	63	75
Customer financing valuation (benefit)/expense	(3)	4
Gain on dispositions, net	(76)
Other charges and credits, net	158	196
Changes in assets and liabilities –
Accounts receivable	10	(558)
Unbilled receivables	(1,732)	(1,805)
Advances and progress billings	3,457	4,714
Inventories	(173)	(800)
Other current assets	(5)	(337)
Accounts payable	1,181	780
Accrued liabilities	890	(102)
Income taxes receivable, payable and deferred	(252)	1,507
Other long-term liabilities	1	25
Pension and other postretirement plans	(89)	(550)
Customer financing, net	(175)	634
Other	403	(99)
Net cash provided by operating activities	12,375	10,443
Cash flows – investing activities:
Property, plant and equipment additions	(1,227)	(1,304)
Property, plant and equipment reductions	117	30
Acquisitions, net of cash acquired	(250)
Contributions to investments	(2,145)	(2,815)
Proceeds from investments	1,369	2,612
Purchase of distribution rights	(56)	(131)
Other	(5)	7
Net cash used by investing activities	(2,197)	(1,601)
Cash flows – financing activities:
New borrowings	4,696	876
Debt repayments	(4,029)	(83)
Contributions from noncontrolling interests	35
Stock options exercised	70	291
Employee taxes on certain share-based payment arrangements	(247)	(118)
Common shares repurchased	(8,415)	(7,500)
Dividends paid	(2,976)	(2,575)
Net cash used by financing activities	(10,866)	(9,109)
Effect of exchange rate changes on cash and cash equivalents, including restricted	(37)	73
Net decrease in cash & cash equivalents, including restricted	(725)	(194)
Cash & cash equivalents, including restricted, at beginning of year	8,887	8,869
Cash & cash equivalents, including restricted, at end of period	8,162	8,675
Less restricted cash & cash equivalents, included in Investments	128	106
Cash and cash equivalents at end of period	$8,034	$8,569
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2017	$5,061	$4,762	($36,097)	$41,754	($13,623)	$60	$1,917
Net earnings				5,138		(1)	5,137
Other comprehensive loss, net of tax of ($255)					587		587
Share-based compensation and related dividend equivalents		168		(18)			150
Treasury shares issued for stock options exercised, net		(80)	370				290
Treasury shares issued for other share-based plans, net		(178)	64				(114)
Treasury shares contributed to pension plans		2,082	1,418				3,500
Common shares repurchased			(7,500)				(7,500)
Cash dividends declared ($2.84 per share)				(1,709)			(1,709)
Balance at September 30, 2017	$5,061	$6,754	($41,745)	$45,165	($13,036)	$59	$2,258

Balance at January 1, 2018	$5,061	$6,804	($43,454)	$49,618	($16,373)	$57	$1,713
Net earnings				7,036		(12)	7,024
Other comprehensive income, net of tax of ($133)					424		424
Share-based compensation and related dividend equivalents		167		(17)			150
Treasury shares issued for stock options exercised, net		(37)	107				70
Treasury shares issued for other share-based plans, net		(220)	(19)				(239)
Common shares repurchased			(8,415)				(8,415)
Cash dividends declared ($3.42 per share)				(1,971)			(1,971)
Changes in noncontrolling interests						35	35
Balance at September 30, 2018	$5,061	$6,714	($51,781)	$54,666	($15,949)	$80	($1,209)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Revenues:
Commercial Airplanes	$43,409	$42,626	$15,276	$15,393
Defense, Space & Security	17,084	15,304	5,729	5,050
Global Services	12,124	10,784	4,091	3,579
Boeing Capital	214	234	77	70
Unallocated items, eliminations and other	(45)	287	(27)	131
Total revenues	$72,786	$69,235	$25,146	$24,223
Earnings/(loss) from operations:
Commercial Airplanes	$5,175	$3,665	$2,023	$1,513
Defense, Space & Security	925	1,649	(245)	486
Global Services	1,790	1,687	543	495
Boeing Capital	71	87	27	23
Segment operating profit	7,961	7,088	2,348	2,517
Unallocated items, eliminations and other	(1,168)	(771)	(458)	(233)
FAS/CAS service cost adjustment	1,019	1,049	337	346
Earnings from operations	7,812	7,366	2,227	2,630
Other income, net	63	91	12	40
Interest and debt expense	(317)	(267)	(106)	(87)
Earnings before income taxes	7,558	7,190	2,133	2,583
Income tax (expense)/benefit	(522)	(2,052)	230	(773)
Net earnings	$7,036	$5,138	$2,363	$1,810

This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 19 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2017 Annual Report on Form 10-K. Prior period amounts have been adjusted to conform with the current year presentation.
Standards Issued and Not Yet Implemented
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets and liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard permits two approaches, one requiring retrospective application of the new guidance with restatement of prior years, and one requiring prospective application of the new guidance. We plan to adopt the new lease standard effective January 1, 2019 and apply it prospectively. We do not expect the new lease standard to have a material effect on our financial position, results of operations or cash flows.
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
The impact of the adoption of these standards to our unaudited Condensed Consolidated Financial Statements is presented in Note 2 and the additional disclosures are shown in Notes 6 and 19.
ASU 2014-09 In the first quarter of 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method. Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services.
Most of our defense contracts at our Defense, Space & Security (BDS) and Global Services (BGS) segments and certain military derivative aircraft contracts at our Commercial Airplanes (BCA) segment now recognize revenue under the new standard as costs are incurred. Under previous U.S. generally accepted accounting principles (GAAP), revenue was generally recognized when deliveries were made, performance milestones were attained, or as costs were incurred. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition or the use of program accounting for commercial airplane contracts in our BCA business. We continue to recognize revenue for these contracts at the point in time when the customer accepts delivery of the airplane. The adoption resulted in a cumulative adjustment to increase Retained earnings by $901 at January 1, 2016 and an increase of $73 to Net earnings for the first nine months of 2017.

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
Net cumulative catch-up adjustments to prior years' revenue and earnings, including reach-forward losses, across all long-term contracts were as follows:

	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Increase/(decrease) to Revenue	($14)	$426	($59)	($44)
Increase/(decrease) to Earnings from Operations	($314)	$207	($155)	($215)
Increase/(decrease) to Diluted EPS	($0.50)	$0.24	($0.30)	($0.25)
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
Commercial spare parts contracts Certain contracts at our BGS segment include sales of commercial spare parts. For each contract, we determine the transaction price based on the consideration expected to be received. The spare parts have discrete unit prices that represent fair value. We generally consider each spare part to be a separate performance obligation. Revenue is recognized for each commercial spare part performance obligation at the point in time of delivery to the customer. We may provide our customers with a right to return a commercial spare part where a customer may receive a full or partial refund, a credit applied to amounts owed, a different product in exchange, or any combination of these items. We consider the potential for customer returns in the estimated transaction price. The amount reported as cost of sales is recorded at average cost. Payments for commercial spare parts sales are typically received shortly after delivery.
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
The impact to our unaudited Condensed Consolidated Financial Statements as a result of adopting these standards was as follows:
Condensed Consolidated Statement of Operations (Unaudited)

	Nine months ended September 30, 2017			Three months ended September 30, 2017
(Dollars in millions)	Reported	Impact of New Standards	Restated	Reported	Impact of New Standards	Restated
Sales of products	$60,484	$1,183	$61,667	$21,825	($43)	$21,782
Sales of services	7,540	28	7,568	2,484	(43)	2,441
Total revenues	68,024	1,211	69,235	24,309	(86)	24,223

Cost of products	(49,856)	(1,080)	(50,936)	(18,050)		(18,050)
Cost of services	(5,730)	(12)	(5,742)	(1,910)	31	(1,879)
Boeing Capital interest expense	(53)		(53)	(27)		(27)
Total costs and expenses	(55,639)	(1,092)	(56,731)	(19,987)	31	(19,956)
	12,385	119	12,504	4,322	(55)	4,267
Income from operating investments, net	169		169	49		49
General and administrative expense	(2,888)	(2)	(2,890)	(915)	(3)	(918)
Research and development expense, net	(2,418)	1	(2,417)	(767)	(1)	(768)
Earnings from operations	7,248	118	7,366	2,689	(59)	2,630
Other income, net	94	(3)	91	45	(5)	40
Interest and debt expense	(267)		(267)	(87)		(87)
Earnings before income taxes	7,075	115	7,190	2,647	(64)	2,583
Income tax expense	(2,010)	(42)	(2,052)	(794)	21	(773)
Net earnings	$5,065	$73	$5,138	$1,853	($43)	$1,810

Basic earnings per share	$8.37	$0.12	$8.49	$3.10	($0.07)	$3.03

Diluted earnings per share	$8.27	$0.12	$8.39	$3.06	($0.07)	$2.99

Condensed Consolidated Statement of Financial Position

(Dollars in millions)	December 31, 2017
Assets	Reported	Impact of New Standards	Restated
Cash and cash equivalents	$8,813		$8,813
Short-term and other investments	1,179		1,179
Accounts receivable, net	10,516	($7,622)	2,894
Unbilled receivables, net		8,194	8,194
Current portion of customer financing, net	309		309
Inventories	44,344	17,044	61,388
Other current assets		2,417	2,417
Total current assets	65,161	20,033	85,194
Customer financing, net	2,740	16	2,756
Property, plant and equipment, net	12,672		12,672
Goodwill	5,559		5,559
Acquired intangible assets, net	2,573		2,573
Deferred income taxes	341	(20)	321
Investments	1,260		1,260
Other assets, net of accumulated amortization	2,027		2,027
Total assets	$92,333	$20,029	$112,362
Liabilities and equity
Accounts payable	$12,202		$12,202
Accrued liabilities	15,292	($2,223)	13,069
Advances and billings in excess of related costs	27,440	(27,440)
Advances and progress billings		48,042	48,042
Short-term debt and current portion of long-term debt	1,335		1,335
Total current liabilities	56,269	18,379	74,648
Deferred income taxes	1,839	349	2,188
Accrued retiree health care	5,545		5,545
Accrued pension plan liability, net	16,471		16,471
Other long-term liabilities	2,015		2,015
Long-term debt	9,782		9,782
Shareholders’ equity:
Common stock	5,061		5,061
Additional paid-in capital	6,804		6,804
Treasury stock, at cost	(43,454)		(43,454)
Retained earnings	45,320	4,298	49,618
Accumulated other comprehensive loss	(13,376)	(2,997)	(16,373)
Total shareholders’ equity	355	1,301	1,656
Noncontrolling interests	57		57
Total equity	412	1,301	1,713
Total liabilities and equity	$92,333	$20,029	$112,362

Condensed Consolidated Statement of Cash Flows (Unaudited)

(Dollars in millions)	Nine months ended September 30, 2017
	Reported	Impact of New Standards	Restated
Cash flows - operating activities:
Net earnings	$5,065	$73	$5,138
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items -
Share-based plans expense	151		151
Depreciation and amortization	1,487	(17)	1,470
Investment/asset impairment charges, net	75		75
Customer financing valuation expense	4		4
Other charges and credits, net	190	6	196
Changes in assets and liabilities -
Accounts receivable	(1,983)	1,425	(558)
Unbilled receivables		(1,805)	(1,805)
Advances and progress billings		4,714	4,714
Inventories	254	(1,054)	(800)
Other current assets		(337)	(337)
Accounts payable	778	2	780
Accrued liabilities	112	(214)	(102)
Advances and billings in excess of related costs	2,828	(2,828)
Income taxes receivable, payable and deferred	1,465	42	1,507
Other long-term liabilities	25		25
Pension and other postretirement plans	(550)		(550)
Customer financing, net	635	(1)	634
Other	(96)	(3)	(99)
Net cash provided by operating activities	10,440	3	10,443
Cash flows - investing activities:
Property, plant and equipment additions	(1,304)		(1,304)
Property, plant and equipment reductions	30		30
Contributions to investments	(2,847)	32	(2,815)
Proceeds from investments	2,612		2,612
Purchase of distribution rights	(131)		(131)
Other	4	3	7
Net cash used by investing activities	(1,636)	35	(1,601)
Cash flows - financing activities:
New borrowings	876		876
Debt repayments	(83)		(83)
Stock options exercised	291		291
Employee taxes on certain share-based payment arrangements	(118)		(118)
Common shares repurchased	(7,500)		(7,500)
Dividends paid	(2,575)		(2,575)
Net cash used by financing activities	(9,109)		(9,109)
Effect of exchange rate changes on cash & cash equivalents, including restricted	73		73
Net (decrease)/increase in cash & cash equivalents, including restricted	(232)	38	(194)
Cash & cash equivalents, including restricted*, at beginning of year	8,801	68	8,869
Cash & cash equivalents, including restricted*, at end of period	$8,569	$106	8,675
Less restricted cash & cash equivalents, included in Investments			106
Cash and cash equivalents at end of period			$8,569
* Reported balance excludes restricted amounts

Condensed Consolidated Statements of Equity (Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2017, as reported	$5,061	$4,762	($36,097)	$40,714	($13,623)	$60	$877
Cumulative Impact of Topic 606 at 1/1/2016				901			901
Impact of Topic 606 on 2016 earnings				139			139
Balance at January 1, 2017, as restated	$5,061	$4,762	($36,097)	$41,754	($13,623)	$60	$1,917

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at December 31, 2017, as reported	$5,061	$6,804	($43,454)	$45,320	($13,376)	$57	$412
Cumulative Impact of Topic 606 at 1/1/2016				901			901
Impact of Topic 606 on 2016 earnings				139			139
Impact of Topic 606 on 2017 earnings				261			261
Total impact of ASC 606 through December 31, 2017				1,301			1,301
Impact of ASU 2018-02				2,997	(2,997)
Balance at December 31, 2017, as restated	$5,061	$6,804	($43,454)	$49,618	($16,373)	$57	$1,713

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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Net earnings	$7,036	$5,138	$2,363	$1,810
Less: earnings available to participating securities	5	4	2	2
Net earnings available to common shareholders	$7,031	$5,134	$2,361	$1,808
Basic
Basic weighted average shares outstanding	582.7	605.6	574.8	598.3
Less: participating securities	0.7	0.8	0.6	0.7
Basic weighted average common shares outstanding	582.0	604.8	574.2	597.6
Diluted
Basic weighted average shares outstanding	582.7	605.6	574.8	598.3
Dilutive potential common shares(1)	6.2	7.2	6.0	8.0
Diluted weighted average shares outstanding	588.9	612.8	580.8	606.3
Less: participating securities	0.7	0.8	0.6	0.7
Diluted weighted average common shares outstanding	588.2	612.0	580.2	605.6
Net earnings per share:
Basic	$12.08	$8.49	$4.11	$3.03
Diluted	11.95	8.39	4.07	2.99

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Performance awards	2.6	4.6	2.2	3.4
Performance-based restricted stock units	0.3	0.6	0.2	0.1

Note 4 – Income Taxes
Our effective income tax rates were 6.9% and (10.8)% for the nine and three months ended September 30, 2018 and 28.5% and 29.9% for the same periods in the prior year. The 2018 tax rates reflect the enactment of the TCJA, which permanently reduced the U.S. corporate statutory rate from 35% to 21% effective January 1, 2018. The 2018 tax rates also reflect net favorable impacts of the TCJA provisions which effectively apply a lower U.S. tax rate to intangible income derived from serving non-U.S. markets and research and development credits. In the third quarter of 2018, $412 of additional tax benefits were recorded related to the settlement of the 2013-2014 federal tax audit. The 2017 tax rates reflect the 35% statutory tax rate reduced by tax benefits for research and development credits and U.S. manufacturing activity.
In 2017, in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118, we recorded provisional amounts related to the TCJA, including the remeasurement of our U.S. net deferred tax liabilities and ancillary state tax effects, as well as the repatriation tax. We continue to refine our computation of the repatriation tax and evaluate regulatory guidance, which may result in changes to our tax estimates.
Federal income tax audits have been settled for all years prior to 2015. The Internal Revenue Service (IRS) is expected to begin the 2015-2017 federal tax audit in the first quarter of 2019. We are also subject to examination in major state and international jurisdictions for the 2001-2016 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months unrecognized tax benefits related to state matters under audit may decrease by up to $445 based on current estimates.
Note 5 – Inventories
Inventories consisted of the following:

	September 30 2018	December 31 2017
Long-term contracts in progress	$1,908	$1,854
Commercial aircraft programs	53,568	52,861
Commercial spare parts, used aircraft, general stock materials and other	6,562	6,673
Total	$62,038	$61,388

Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $227 and $284 at September 30, 2018 and December 31, 2017. See indemnifications to ULA in Note 11.
Included in inventories are capitalized precontract costs of $663 at September 30, 2018 primarily related to the KC-46A Tanker and $933 at December 31, 2017 primarily related to the KC-46A Tanker, C-17 and F/A-18. See Note 10.

Commercial Aircraft Programs
At September 30, 2018 and December 31, 2017, commercial aircraft programs inventory included the following amounts related to the 787 program: $28,905 and $30,695 of work in process (including deferred production costs of $23,584 and $25,358), $2,485 and $3,189 of supplier advances, and $2,774 and $3,173 of unamortized tooling and other non-recurring costs. At September 30, 2018, $19,786 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $6,572 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At September 30, 2018 and December 31, 2017, commercial aircraft programs inventory included $125 and $151 of unamortized tooling costs related to the 747 program. At September 30, 2018, $119 of unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders or commitments. At September 30, 2018, the program accounting quantity includes one already completed aircraft which is being remarketed.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,896 and $2,976 at September 30, 2018 and December 31, 2017.
Note 6 – Contracts with Customers
Unbilled receivables increased from $8,194 at December 31, 2017 to $9,936 at September 30, 2018, primarily driven by revenue recognized at BDS and BCA in excess of billings.
Advances and progress billings increased from $48,042 at December 31, 2017 to $51,496 at September 30, 2018, primarily driven by advances on orders received in excess of revenue recognized at BCA.
In the nine and three months ended September 30, 2018, we recognized revenue of $19,006 and $6,249 related to our Advances and progress billings at January 1, 2018. In the nine and three months ended September 30, 2017, we recognized revenue of $17,696 and $6,009 related to our Advances and progress billings at January 1, 2017.
Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment. Prior period amounts have been adjusted to conform with the current year presentation as a result of the adoption of Topic 606. Customer financing consisted of the following:

	September 30 2018	December 31 2017
Financing receivables:
Investment in sales-type/finance leases	$1,153	$1,364
Notes	987	1,022
Total financing receivables	2,140	2,386
Operating lease equipment, at cost, less accumulated depreciation of $204 and $305	1,085	691
Gross customer financing	3,225	3,077
Less allowance for losses on receivables	(9)	(12)
Total	$3,216	$3,065

We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At September 30, 2018 and December 31, 2017, we individually evaluated for impairment customer financing receivables of $411 and $422, of which $400 and $411 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.

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
Our financing receivable balances by internal credit rating category are shown below:

Rating categories	September 30 2018	December 31 2017
BBB	$1,001	$1,170
BB	443	627
B	286	177
CCC	410	412
Total carrying value of financing receivables	$2,140	$2,386

At September 30, 2018, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 23.9%, 6.7% and 0.7%, respectively, to the exposure associated with those receivables.
Customer Financing Exposure
Customer financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and overall market conditions and may be subject to reduced valuation with market decline. Declines in collateral values could result in asset impairments, reduced finance lease income, and an increase in the allowance for losses. Our customer financing collateral is concentrated in out-of-production aircraft and 747-8 aircraft. Generally, out-of-production aircraft have experienced greater collateral value declines than in-production aircraft.
The majority of customer financing carrying values are concentrated in the following aircraft models:

	September 30 2018	December 31 2017
717 Aircraft ($226 and $269 accounted for as operating leases)	$963	$1,081
747-8 Aircraft ($134 and $138 accounted for as operating leases)	478	483
737 Aircraft ($267 and $127 accounted for as operating leases)	330	161
MD-80 Aircraft (accounted for as sales-type finance leases)	207	231
757 Aircraft ($25 and $27 accounted for as operating leases)	204	217
747-400 Aircraft ($56 and $88 accounted for as operating leases)	131	170
787 Aircraft (accounted for as notes)	115
777 Aircraft ($72 and $0 accounted for as operating leases)	83	14
767 Aircraft ($0 and $25 accounted for as operating leases)		98

Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2018	December 31 2017
Equity method investments (1)	$1,149	$1,214
Time deposits	1,343	613
Available for sale debt instruments	480	490
Restricted cash & cash equivalents(2)	128	74
Equity and other investments	46	48
Total	$3,146	$2,439

(1)	Dividends received were $222 and $79 for the nine and three months ended September 30, 2018 and $195 and $47 during the same periods in the prior year.

(2)	Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Note 9 – Other Assets
Sea Launch
At September 30, 2018 and December 31, 2017, Other assets included $295 and $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. At September 30, 2018, the net amounts owed to Boeing by each of the partners were as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia (RSC Energia) – $162, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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
Note 10 – Commitments and Contingencies
Environmental
The following table summarizes environmental remediation activity during the nine months ended September 30, 2018 and 2017.

	2018	2017
Beginning balance – January 1	$524	$562
Reductions for payments made	(17)	(25)
Changes in estimates	61	6
Ending balance – September 30	$568	$543

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts becau se of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2018 and December 31, 2017, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $800 and $868.
Product Warranties
The following table summarizes product warranty activity recorded during the nine months ended September 30, 2018 and 2017.

	2018	2017
Beginning balance – January 1	$1,211	$1,414
Additions for current year deliveries	176	183
Reductions for payments made	(135)	(193)
Changes in estimates	(151)	(213)
Ending balance – September 30	$1,101	$1,191

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
Trade-in commitment agreements at September 30, 2018 have expiration dates from 2018 through 2028. At September 30, 2018, and December 31, 2017 total contractual trade-in commitments were $1,726 and $1,462. As of September 30, 2018 and December 31, 2017, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $371 and $155 and the fair value of the related trade-in aircraft was $361 and $155.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $19,744 and $10,221 as of September 30, 2018 and December 31, 2017. The estimated earliest potential funding dates for these commitments as of September 30, 2018 are as follows:

Total
October through December 2018	$326
2019	2,736
2020	3,559
2021	2,796
2022	1,567
Thereafter	8,760
$19,744

As of September 30, 2018, $18,540 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,762 and $3,708 as of September 30, 2018 and December 31, 2017.
Commitments to ULA
We and Lockheed Martin Corporation have each committed to provide ULA with additional capital contributions in the event ULA does not have sufficient funds to make a required payment to us under an inventory supply agreement. As of September 30, 2018, ULA’s total remaining obligation to Boeing under the inventory supply agreement was $120. See Note 5.
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). The consolidated spending bills signed into law in September 2018 provide defense funding for FY19, in compliance with the revised caps. These bills also provided FY19 appropriations for most of the federal government. The remaining parts of the federal government, including the National Aeronautics and Space Administration (NASA), were funded with a Continuing Resolution that maintains current funding levels through December 7, 2018. If Congress is unable to pass appropriations bills to fund these agencies for the remainder of FY19 before the expiration of the current Continuing Resolution, a partial government shutdown could result, which could impact the Company’s operations.
There continues to be uncertainty with respect to future program-level appropriations for the U.S. DoD and other government agencies, including NASA. The 2011 Budget Control Act continues to mandate limits on U.S. government discretionary spending for fiscal years 2020 and 2021 (FY20 and FY21). The lower budget caps will take effect again in FY20 and FY21 unless Congress acts to raise the spending caps or to repeal or suspend the law. As a result, continued budget uncertainty and the risk of future sequestration cuts remain. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, Saudi F-15, USAF KC-46A Tanker, T-X Trainer, VC-25B Presidential Aircraft, MQ-25 unmanned aerial refueling aircraft, and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, we have recorded reach-forward losses on the KC-46A Tanker in 2018 as well as in prior years, and we continue to have risk for further losses if we experience further production, technical or quality issues, and delays in flight testing, certification and/or delivery. In addition, in the third quarter of 2018, in connection with winning the T-X and MQ-25 competitions, we recorded a loss of $400 associated with options for 346 T-X Trainer aircraft and a loss of $291 related to the MQ-25 Engineering, Manufacturing and Development (EMD) contract. Moreover, our fixed-price development programs remain subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays, or increased costs.

KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. This EMD contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2016, the USAF authorized two low rate initial production (LRIP) lots for 7 and 12 aircraft valued at $2.8 billion. In January 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. On September 10, 2018, the USAF authorized an additional 18 aircraft valued at $2.9 billion. At September 30, 2018, we had approximately $368 of capitalized precontract costs and $1,341 of potential termination liabilities to suppliers.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2018	December 31 2017	September 30 2018	December 31 2017	September 30 2018	December 31 2017
Contingent repurchase commitments	$1,729	$1,605	$1,729	$1,605		$9
Indemnifications to ULA:
Contributed Delta program launch inventory	52	72
Contract pricing	261	261			$7	7
Other Delta contracts	176	191
Credit guarantees	106	109	51	55	16	16

Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. ULA has yet to consume $327 of inventory associated with sold missions.
We agreed to indemnify ULA against potential losses that ULA may incur in the event ULA is unable to obtain certain additional contract pricing from the USAF for certain satellite missions. In 2009, ULA, through its subsidiary United Launch Services, filed a claim and notice of appeal before the Armed Services Board of Contract Appeals (ASBCA) for a contract adjustment for the price of these missions. In 2016, the ASBCA ruled that ULA is entitled to additional contract pricing for these missions and remanded to the parties to negotiate appropriate pricing. If ULA is ultimately unsuccessful in obtaining additional pricing, we may be responsible for an indemnification payment up to $261 and may record up to $280 in pre-tax losses associated with these missions.
Potential payments for Other Delta contracts include $85 related to deferred support costs and $91 related to deferred production costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. In 2012, Boeing and ULA, through its subsidiary United Launch Services, filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government, which subsequently asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit. The discovery phase of the litigation completed in 2017. Boeing filed a motion for summary judgment for full recovery of its costs on November 17, 2017, asking the court to award full recovery without a trial. The court denied Boeing’s motion on August 29, 2018, holding that a trial is necessary. Boeing has asked the court to allow an immediate appeal of its decision before trial to the U.S. Court of Appeals for the Federal Circuit. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.
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
Note 13 – Postretirement Plans
The components of net periodic benefit cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2018	2017	2018	2017
Service cost	$322	$301	$107	$100
Interest cost	2,086	2,243	696	747
Expected return on plan assets	(3,007)	(2,883)	(1,002)	(961)
Amortization of prior service credits	(42)	(29)	(14)	(9)
Recognized net actuarial loss	847	603	282	201
Settlement/curtailment/other losses	43	1
Net periodic benefit cost	$249	$236	$69	$78

Net periodic benefit cost included in Earnings from operations	$237	$376	$79	$123
Net periodic benefit cost included in Other income/(loss), net	(98)	(88)	(50)	(26)
Net periodic benefit cost included in Earnings before income taxes	$139	$288	$29	$97

	Nine months ended September 30		Three months ended September 30
Other Postretirement Plans	2018	2017	2018	2017
Service cost	$71	$80	$24	$27
Interest cost	145	171	48	57
Expected return on plan assets	(6)	(5)	(2)	(1)
Amortization of prior service credits	(94)	(102)	(31)	(34)
Recognized net actuarial (gain)/loss	(8)	8	(3)	2
Net periodic benefit cost	$108	$152	$36	$51

Net periodic benefit cost included in Earnings from operations	$63	$78	$21	$25
Net periodic benefit cost included in Other income/(loss), net	77	91	29	31
Net periodic benefit cost included in Earnings before income taxes	$140	$169	$50	$56

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
Performance Awards
On February 26, 2018, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2020. At September 30, 2018, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $370.

Note 15 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the nine and three months ended September 30, 2018 and 2017 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2017	($143)	($2)	($127)	($13,351)		($13,623)
Other comprehensive income before reclassifications	121		111	1		233
Amounts reclassified from AOCI			44	310	(2)	354
Net current period Other comprehensive income	121		155	311		587
Balance at September 30, 2017	($22)	($2)	$28	($13,040)		($13,036)

Balance at January 1, 2018	($15)	($2)	$54	($16,410)		($16,373)
Other comprehensive (loss)/income before reclassifications	(55)	3	(97)	(3)		(152)
Amounts reclassified from AOCI			19	557	(2)	576
Net current period Other comprehensive (loss)/income	(55)	3	(78)	554		424
Balance at September 30, 2018	($70)	$1	($24)	($15,856)		($15,949)

Balance at June 30, 2017	($66)	($2)	($22)	($13,144)		($13,234)
Other comprehensive income before reclassifications	44		40			84
Amounts reclassified from AOCI			10	104	(2)	114
Net current period Other comprehensive income	44		50	104		198
Balance at September 30, 2017	($22)	($2)	$28	($13,040)		($13,036)

Balance at June 30, 2018	($72)	$1	($29)	($16,039)		($16,139)
Other comprehensive (loss)/income before reclassifications	2		(4)	(1)		(3)
Amounts reclassified from AOCI			9	184	(2)	193
Net current period Other comprehensive income	2		5	183		190
Balance at September 30, 2018	($70)	$1	($24)	($15,856)		($15,949)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the nine and three months ended September 30, 2017 totaling $394 and $131 (net of tax of ($217) and ($72)) and for the nine and three months ended September 30, 2018 totaling $657 and $219 (net of tax of ($182) and ($60)). These are included in the net periodic pension cost.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2018	December 31 2017	September 30 2018	December 31 2017	September 30 2018	December 31 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,781	$2,930	$48	$131	($73)	($63)
Interest rate contracts	125	125	1	3
Commodity contracts	40	56	5	4	(4)	(6)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	591	406	8	16	(11)	(5)
Commodity contracts	614	563
Total derivatives	$4,151	$4,080	$62	$154	($88)	($74)
Netting arrangements			(30)	(61)	30	61
Net recorded balance			$32	$93	($58)	($13)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Effective portion recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($100)	$116	($7)	$40
Commodity contracts	3	(5)	3
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(20)	(43)	(11)	(11)
Commodity contracts	1	(1)	2	1
Forward points recognized in Other income, net:
Foreign exchange contracts	5	3		1
Undesignated derivatives recognized in Other income, net:
Foreign exchange contracts	(2)	6	(1)	1

Based on our portfolio of cash flow hedges, we expect to reclassify losses of $16 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income was insignificant for the nine months ended September 30, 2018 and 2017.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at September 30, 2018 was $17. At September 30, 2018, there was no collateral posted related to our derivatives.

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

	September 30, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,263	$2,263		$1,582	$1,582
Available-for-sale debt investments:
Commercial paper	97		$97	70		$70
Corporate notes	384		384	382		382
U.S. government agencies	18		18	47		47
Other equity investments	14	14		18	18
Derivatives	32		32	93		93
Total assets	$2,808	$2,277	$531	$2,192	$1,600	$592
Liabilities
Derivatives	($58)		($58)	($13)		($13)
Total liabilities	($58)		($58)	($13)		($13)

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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2018		2017
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$45	($16)	$89	($31)
Investments		(47)	1	(30)
Property, plant and equipment			8	(2)
Acquired intangible assets			14	(1)
Total	$45	($63)	$112	($64)

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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2018, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$45	Market approach	Aircraft value publications	$41 - $63(1) Median $46
			Aircraft condition adjustments	($4) - $3(2) Net ($1)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2018
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$987	$1,006		$1,006
Liabilities
Debt, excluding capital lease obligations and commercial paper	(11,131)	(12,066)		(11,974)	($92)

	December 31, 2017
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$1,022	$1,046		$1,046
Liabilities
Debt, excluding capital lease obligations and commercial paper	(10,380)	(11,923)		(11,823)	($100)

The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2018 and December 31, 2017. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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

BCA revenues by customer location consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Revenue from contracts with customers:
Europe	$7,189	$6,519	$1,882	$1,754
China	9,433	7,510	4,677	4,016
Asia, other than China	5,966	4,981	1,886	1,898
Middle East	3,931	7,157	1,598	2,577
Other	3,598	2,773	1,098	601
Total non-U.S. revenues	30,117	28,940	11,141	10,846
United States	12,170	12,120	3,821	3,872
Total revenues from contracts with customers	42,287	41,060	14,962	14,718
Intersegment revenues, eliminated on consolidation	1,122	1,566	314	675
Total segment revenues	$43,409	$42,626	$15,276	$15,393

Revenue recognized on fixed price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	94%	94%	91%	95%

BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Revenue from contracts with customers:
U.S. customers	$12,201	$11,924	$4,178	$3,917
Non U.S. customers(1)	4,883	3,380	1,551	1,133
Total segment revenue from contracts with customers	$17,084	$15,304	$5,729	$5,050

Revenue recognized over time	98%	98%	97%	98%

Revenue recognized on fixed-price contracts	65%	64%	64%	63%

Revenue from the U.S. government(1)	86%	88%	85%	85%

(1)	Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Revenue from contracts with customers:
Commercial	$7,276	$5,682	$2,431	$1,950
Government	4,703	5,064	1,608	1,617
Total revenues from contracts with customers	11,979	10,746	4,039	3,567
Intersegment revenues eliminated on consolidation	145	38	52	12
Total segment revenues	$12,124	$10,784	$4,091	$3,579

Revenue recognized at a point in time	52%	48%	51%	48%

Revenue recognized on fixed-price contracts	88%	89%	85%	89%

Revenue from the U.S. government(1)	32%	40%	32%	38%

(1)	Includes revenues earned from foreign military sales through the U.S. government.
Backlog
Our total backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our backlog at September 30, 2018 was $491,179. We expect approximately 24% to be converted to revenue through 2019 and approximately 69% through 2022, with the remainder thereafter.
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

	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Share-based plans	($60)	($67)	($24)	($21)
Deferred compensation	(112)	(174)	(56)	(78)
Amortization of previously capitalized interest	(67)	(68)	(19)	(22)
Eliminations and other unallocated items	(929)	(462)	(359)	(112)
Unallocated items, eliminations and other	($1,168)	($771)	($458)	($233)

Pension FAS/CAS service cost adjustment	$780	$811	$260	$271
Postretirement FAS/CAS service cost adjustment	239	238	77	75
FAS/CAS service cost adjustment	$1,019	$1,049	$337	$346

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
Assets
Segment assets are summarized in the table below:

	September 30 2018	December 31 2017
Commercial Airplanes	$65,509	$64,647
Defense, Space & Security	18,688	18,476
Global Services	12,843	12,491
Boeing Capital	3,120	3,156
Unallocated items, eliminations and other	14,499	13,592
Total	$114,659	$112,362

Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held centrally as well as intercompany eliminations.
Note 20 – Subsequent Events
Acquisition agreement
On October 9, 2018, we acquired KLX Inc. (KLX), a provider of aviation parts and services, for $4,316, which includes the assumption of $1,029 of net debt. Upon closing, KLX became part of Boeing’s Global Services business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and of cash flows and equity for the nine-month periods ended September 30, 2018 and 2017, and the related notes and schedules (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 24, 2018

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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Revenues	$72,786	$69,235	$25,146	$24,223

GAAP
Earnings from operations	$7,812	$7,366	$2,227	$2,630
Operating margins	10.7%	10.6%	8.9%	10.9%
Effective income tax rate	6.9%	28.5%	(10.8)%	29.9%
Net earnings	$7,036	$5,138	$2,363	$1,810
Diluted earnings per share	$11.95	$8.39	$4.07	$2.99

Non-GAAP (1)
Core operating earnings	$6,793	$6,317	$1,890	$2,284
Core operating margins	9.3%	9.1%	7.5%	9.4%
Core earnings per share	$10.55	$7.28	$3.58	$2.62

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 53 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Commercial Airplanes	$43,409	$42,626	$15,276	$15,393
Defense, Space & Security	17,084	15,304	5,729	5,050
Global Services	12,124	10,784	4,091	3,579
Boeing Capital	214	234	77	70
Unallocated items, eliminations and other	(45)	287	(27)	131
Total	$72,786	$69,235	$25,146	$24,223
Revenues for the nine months ended September 30, 2018 increased by $3,551 million compared with the same period in 2017, driven by higher revenue in three segments. Commercial Airplanes (BCA) revenues increased by $783 million primarily due to delivery mix. Defense, Space & Security (BDS) revenues increased by $1,780 million primarily due to non-US contract awards for fighters and C-17 aircraft in addition to higher weapons and Apache revenue. Global Services (BGS) revenues increased by $1,340 million due to growth across our services portfolio, primarily driven by parts volume.
Revenues for the three months ended September 30, 2018 increased by $923 million compared with the same period in 2017 driven by higher BDS and BGS revenues, partially offset by lower BCA revenues. BCA revenues decreased by $117 million primarily due to fewer commercial aircraft deliveries, partially offset by delivery mix and higher revenue on commercial derivative aircraft. BDS revenues increased by $679 million primarily due to higher revenues on fighters, government satellites, KC-46A Tanker program, Ground-based

Midcourse Defense and weapons. BGS revenues increased by $512 million, primarily due to growth across our services portfolio, primarily driven by parts volume.
Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Commercial Airplanes	$5,175	$3,665	$2,023	$1,513
Defense, Space & Security	925	1,649	(245)	486
Global Services	1,790	1,687	543	495
Boeing Capital	71	87	27	23
Segment operating profit	7,961	7,088	2,348	2,517
Pension FAS/CAS service cost adjustment	780	811	260	271
Postretirement FAS/CAS service cost adjustment	239	238	77	75
Unallocated Items, Eliminations and Other	(1,168)	(771)	(458)	(233)
Earnings from operations (GAAP)	$7,812	$7,366	$2,227	$2,630
FAS/CAS service cost adjustment *	(1,019)	(1,049)	(337)	(346)
Core operating earnings (Non-GAAP) **	$6,793	$6,317	$1,890	$2,284

*	The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.

**	Core operating earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See page 53.
Earnings from operations for the nine months ended September 30, 2018 increased by $446 million compared with the same period in 2017, primarily due to higher earnings at BCA, partially offset by lower earnings at BDS and higher unallocated expenses. BCA earnings increased by $1,510 million primarily due to higher 787 margins and improved cost performance. BDS earnings decreased by $724 million, primarily driven by higher charges on development programs.
Earnings from operations for the three months ended September 30, 2018 decreased by $403 million compared with the same period in 2017, primarily due to lower earnings at BDS, partially offset by higher earnings at BCA. BDS earnings decreased by $731 million primarily due to charges of $691 million related to winning the T-X Trainer and MQ-25 competitions. BCA earnings increased $510 million primarily due to higher 787 margins and improved cost performance.
During the nine months ended September 30, 2018, we recorded reach-forward losses related to the KC-46A Tanker of $686 million, of which $471 million was recorded at BCA and $203 million at BDS. During the three months ended September 30, 2018, we recorded reach-forward losses related to the KC-46A Tanker of $179 million, of which $112 million was recorded at BCA and $64 million at BDS. During the nine months ended September 30, 2017, we recorded reach-forward losses of $446 million on the KC-46A Tanker of which $374 million was recorded at BCA and $45 million at BDS. During the three months ended September 30, 2017, we recorded reach-forward losses related to the KC-46A Tanker of $314 million, of which $256 million was recorded at BCA and $37 million at BDS.
Core operating earnings for the nine months ended September 30, 2018 increased by $476 million compared with the same period in 2017 primarily due to higher earnings at BCA, partially offset by lower earnings at BDS and higher unallocated expenses. Core operating earnings for the three months ended September 30, 2018 decreased by $394 million primarily due to lower earnings at BDS, partially offset by higher earnings at BCA.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Share-based plans	($60)	($67)	($24)	($21)
Deferred compensation	(112)	(174)	(56)	(78)
Eliminations and other unallocated items	(996)	(530)	(378)	(134)
Unallocated items, eliminations and other	($1,168)	($771)	($458)	($233)
The deferred compensation expense decreased by $62 million and $22 million for the nine and three months ended September 30, 2018 compared with the same periods in 2017 primarily driven by changes in broad market conditions.
Eliminations and other unallocated items increased by $466 million and $244 million for the nine and three months ended September 30, 2018 compared with the same periods in 2017 primarily due to the timing of expense allocations.
The components of net periodic benefit cost are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2018	2017	2018	2017
Service cost	$322	$301	$107	$100
Interest cost	2,086	2,243	696	747
Expected return on plan assets	(3,007)	(2,883)	(1,002)	(961)
Amortization of prior service (credits)/costs	(42)	(29)	(14)	(9)
Recognized net actuarial loss	847	603	282	201
Settlement/curtailment/other losses	43	1
Net periodic benefit cost	$249	$236	$69	$78
The net periodic pension benefit cost for the nine and three months ended September 30, 2018 was largely consistent with the same periods in 2017. The costs in 2018 reflect higher amortization of actuarial losses driven by lower discount rates of 3.6% at December 31, 2017 compared with 4.0% at December 31, 2016. In addition, the costs in 2018 reflect lower interest costs and improved expected returns, as a result of the higher value of plan assets at December 31, 2017 compared to 2016.
A portion of service cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods. Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2018	2017	2018	2017
Allocated to business segments	($1,017)	($1,187)	($339)	($394)
Pension FAS/CAS service cost adjustment	780	811	260	271
Net periodic benefit cost included in Earnings from operations	($237)	($376)	($79)	($123)
The pension FAS/CAS service cost adjustment recognized in earnings in 2018 is largely consistent with the same period in the prior year.

Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Earnings from operations	$7,812	$7,366	$2,227	$2,630
Other income, net	63	91	12	40
Interest and debt expense	(317)	(267)	(106)	(87)
Earnings from operations	7,558	7,190	2,133	2,583
Income tax (expense)/benefit	(522)	(2,052)	230	(773)
Net earnings from continuing operations	$7,036	$5,138	$2,363	$1,810
Other income, net decreased by $28 million during the nine and three months ended September 30, 2018, primarily due to lower gains from foreign exchange, partially offset by higher interest income. Higher interest and debt expense for the nine and three months ended September 30, 2018 reflect higher debt balances and lower amounts of interest capitalized.
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

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2018	2017	Change	2018	2017	Change
Cost of sales	$59,400	$56,731	$2,669	$21,040	$19,956	$1,084
Cost of sales as a % of Revenues	81.6%	81.9%	(0.3%)	83.7%	82.4%	1.3%
Cost of sales for the nine months ended September 30, 2018 increased by $2,669 million, or 5%, compared with the same period in 2017, primarily due to higher revenue. Cost of sales for the three months ended September 30, 2018 increased by $1,084 million, or 5% compared with the same period in the prior year, primarily due to higher revenue and higher charges related to winning the T-X Trainer and MQ-25 competitions.

Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Commercial Airplanes	$1,616	$1,755	$517	$538
Defense, Space & Security	613	599	211	207
Global Services	119	101	48	38
Other	69	(38)	50	(15)
Total	$2,417	$2,417	$826	$768
Research and development expense for the nine months ended September 30, 2018 was consistent with the prior year and higher for the three months ended September 30, 2018 compared with the same periods in 2017. The expense in 2018 reflects investments in product development, partially offset by lower 777X and 787-10 spending.
Backlog The following table summarizes our backlog, restated for the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606):

Total Backlog (Dollars in millions)	September 30 2018	December 31 2017
Commercial Airplanes	$413,064	$410,526
Defense, Space & Security	57,875	44,049
Global Services	20,240	19,605
Total Backlog	$491,179	$474,180

Contractual backlog	$462,468	$456,524
Unobligated backlog	28,711	17,656
Total Backlog	$491,179	$474,180
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase during the nine months ended September 30, 2018 was primarily due to BDS orders and funding for contract awards in excess of deliveries and revenue recognized.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase during the nine months ended September 30, 2018 was primarily due to contract awards, partially offset by reclassifications to contractual backlog related to BDS and BGS contracts.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2015, we began work on low rate initial production (LRIP) aircraft for the USAF. In 2016, following our achievement of key flight testing milestones, the USAF authorized two LRIP lots for 7 and 12 aircraft valued at $2.8 billion and in 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. On September 10, 2018, the USAF authorized an additional 18 aircraft valued at $2.9 billion. The contract contains production options for both LRIP aircraft and full rate production aircraft. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. The EMD contract is currently in the certification and flight testing phases and we expect deliveries to begin in the fourth quarter of 2018.

During 2017, we recorded reach-forward losses of $445 million related to this program, primarily reflecting higher estimated costs associated with certification and incorporating changes into LRIP aircraft. In the first quarter of 2018, we recorded additional reach-forward losses of $81 million primarily reflecting higher estimated costs associated with certification and continued flight testing. In the second quarter of 2018, we recorded further reach-forward losses of $426 million, primarily reflecting higher estimated costs associated with change incorporation on six flight test and two early build aircraft. The additional rework required for the flight test and early build aircraft was identified during the second quarter upon completion of engineering and configuration studies. In addition, delays in certification and testing have resulted in higher costs and increased rework for both completed and in-production aircraft. In the third quarter of 2018, we recorded additional reach-forward losses of $179 million due to higher than expected effort to meet customer requirements in order to support delivery of the initial aircraft, as well as due to further delays in certification and testing.
As with any development program, this program remains subject to additional reach-forward losses and/or delivery delays if we experience further production, technical or quality issues, and delays in flight testing, certification and/or delivery.
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
On July 6, 2018, the U.S. and China began imposing tariffs on approximately $34 billion of each other's exports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. Subsequently, the U.S. imposed an additional $216 billion in tariffs on Chinese goods, and China imposed an additional $76 billion worth of tariffs on U.S goods. We continue to monitor the potential for disruption and adverse revenue and/or cost impacts that may result from these actions or future geopolitical economic developments.
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
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Revenues	$43,409	$42,626	$15,276	$15,393
Earnings from operations	$5,175	$3,665	$2,023	$1,513
Operating margins	11.9%	8.6%	13.2%	9.8%
Revenues
Revenues for the nine months ended September 30, 2018 increased by $783 million compared with the same period in 2017 primarily due to delivery mix. Revenues for the three months ended September 30, 2018 decreased by $117 million compared with the same period in 2017 primarily due to fewer commercial aircraft deliveries, partially offset by delivery mix and higher revenue on commercial derivative aircraft.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	†	767	777	787	Total
Deliveries during the first nine months of 2018	407	(14)	5		13	37	106	568
Deliveries during the first nine months of 2017	381	(13)	8	(1)	7	58	100	554
Deliveries during the third quarter of 2018	138	(4)	2		4	12	34	190
Deliveries during the third quarter of 2017	145	(4)	4		2	16	35	202
Cumulative deliveries as of 9/30/2018	7,139		1,547		1,119	1,571	742
Cumulative deliveries as of 12/31/2017	6,732		1,542		1,106	1,534	636
*     Intercompany deliveries identified by parentheses

†	Aircraft accounted for as revenues by and as a note receivable in consolidation identified by parentheses
Earnings From Operations
Earnings from operations for the nine and three months ended September 30, 2018 increased by $1,510 million and $510 million compared with the same periods in 2017 primarily due to higher 787 margins and improved cost performance.
During the nine and three months ended September 30, 2018, Commercial Airplanes recorded reach-forward losses of $471 million and $112 million related to the KC-46A Tanker program. During the nine and three months ended September 30, 2017, we recorded reach-forward losses of $374 million and $256 million.

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
BCA total backlog increased from $410,526 million as of December 31, 2017 to $413,064 million at September 30, 2018 primarily due to orders in excess of deliveries.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 9/30/2018	737	†	747*	767	777	†	777X	787	†
Program accounting quantities	10,200		1,570	1,195	1,650		**	1,500
Undelivered units under firm orders	4,654	(75)	21	123	87	(1)	326	638	(28)
Cumulative firm orders	11,793	(75)	1,568	1,242	1,658	(1)	326	1,380	(28)

As of 12/31/2017	737		747	767	777		777X	787
Program accounting quantities	9,800		1,570	1,171	1,625		**	1,400
Undelivered units under firm orders***	4,613		12	98	97		326	640
Cumulative firm orders***	11,345		1,554	1,204	1,631		326	1,276

†	Aircraft ordered by BCC are identified in parentheses

*	At September 30, 2018, the 747 accounting quantity has 22 undelivered aircraft, including one already completed aircraft that has not been sold and is being remarketed.

**	The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.

***	Cumulative firm orders adjusted to reflect the adoption of Topic 606 in the first quarter of 2018.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the first quarter of 2018 and 200 units during the second quarter of 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We delivered the first 737 MAX 9 in March 2018. The production rate increased from 47 per month to 52 per month in the second quarter of 2018. Deliveries in the third quarter were adversely affected by delays in the supply chain. We continue to plan to increase the production rate to 57 per month in 2019.
747 Program In the first quarter of 2018, we received firm orders for 14 aircraft and we are currently producing at a rate of 0.5 aircraft per month. We continue to evaluate the viability of the 747 program and it is reasonably possible that we could decide to end production of the 747.

767 Program The accounting quantity for the 767 program increased by 24 units during the first quarter of 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes a 767 derivative to support the tanker program. We are currently producing at a rate of 2.5 per month and plan to increase to 3 per month in 2020.
777 Program The accounting quantity for the 777 program increased by 25 units during the second quarter of 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 5 per month. In 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program The accounting quantity for the 787 program increased by 100 units during the second quarter of 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 12 per month and plan to increase to 14 per month in 2019. We delivered the first 787-10 in March 2018.
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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). The consolidated spending bills signed into law in September 2018 provide defense funding for FY19, in compliance with the revised caps. These bills also provided FY19 appropriations for most of the federal government. The remaining parts of the federal government, including the National Aeronautics and Space Administration (NASA), were funded with a Continuing Resolution that maintains current funding levels through December 7, 2018. If Congress is unable to pass appropriations bills to fund these agencies for the remainder of FY19 before the expiration of the current Continuing Resolution, a partial government shutdown could result, which could impact the Company’s operations.
There continues to be uncertainty with respect to future program-level appropriations for the U.S. DoD and other government agencies, including NASA. The 2011 Budget Control Act continues to mandate limits on

U.S. government discretionary spending for fiscal years 2020 and 2021 (FY20 and FY21). The lower budget caps will take effect again in FY20 and FY21 unless Congress acts to raise the spending caps or to repeal or suspend the law. As a result, continued budget uncertainty and the risk of future sequestration cuts remain. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Revenues	$17,084	$15,304	$5,729	$5,050
Earnings/(loss) from operations	$925	$1,649	($245)	$486
Operating margins	5.4%	10.8%	(4.3)%	9.6%
Since our operating cycle is long-term and involves many different types of development and production contracts with varying delivery and milestone schedules, the operating results of a particular period may not be indicative of future operating results. In addition, depending on the customer and their funding sources, our orders might be structured as annual follow on contracts, or as one large multi-year order or long-term award. As a result, period-to-period comparisons of backlog are not necessarily indicative of future workloads. The following discussions of comparative results among periods should be viewed in this context.
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
F/A-18 Models	10	18	5	6
F-15 Models	8	11	3	4
CH-47 Chinook (New)	11	6	2	2
CH-47 Chinook (Renewed)	14	28	6	9
AH-64 Apache (New)		8		3
AH-64 Apache (Remanufactured)	12	43	6	15
P-8 Models	10	14	2	5
Total	65	128	24	44
Revenues
BDS revenues for the nine months ended September 30, 2018 increased by $1,780 million, or 12% compared with the same period in 2017, primarily due to non-US contract awards for fighters and C-17 aircraft in addition to higher weapons and Apache revenue. Net favorable cumulative contract catch-up adjustments to revenue for the nine months ended September 30, 2018 were $270 million lower than the comparable period in the prior year, reflecting increased unfavorable adjustments on the KC-46A Tanker recorded in 2018.
BDS revenues for the three months ended September 30, 2018 increased by $679 million, or 13% compared with the same period in 2017, primarily due to higher revenues on fighters, government satellites, KC-46A Tanker program, Ground-based Midcourse Defense and weapons. Cumulative contract catch-up adjustments were relatively consistent during the three months ended September 30, 2018 and 2017.

Earnings From Operations
BDS earnings from operations for the nine and three months ended September 30, 2018 decreased by $724 million and $731 million, compared with the same periods in 2017, primarily due to higher charges of $923 million and $783 million on development programs. During the third quarter of 2018, upon contract award, we recorded charges of $400 million associated with anticipated losses on the T-X Trainer and $291 million on the MQ-25 unmanned aerial refueling aircraft. During the nine and three months ended September 30, 2018, BDS recorded additional reach-forward losses of $203 million and $64 million related to the KC-46A Tanker. During the nine and three months ended September 30, 2017, BDS recorded additional reach-forward losses of $45 million and $37 million related to the KC-46A Tanker. These charges are partially offset by earnings related to higher revenue.
Net unfavorable cumulative contract catch-up adjustments in the nine and three months ended September 30, 2018 were $46 million and $76 million primarily related to the charges on development programs. Net favorable cumulative contract catch-up adjustments in the nine and three months ended September 30, 2017 were $349 million and $28 million primarily related to F-15 and vertical lift programs.
BDS earnings from operations include equity earnings of $139 million and $48 million for the nine and three months ended September 30, 2018 compared to $151 million and $38 million for the same periods in 2017 primarily reflecting earnings on our United Launch Alliance (ULA) and non-US joint ventures.
Backlog
Total backlog increased from $44,049 million at December 31, 2017 to $57,875 million at September 30, 2018 primarily due to current year contract awards in all our programs greater than revenue recognized. Significant orders included Government Satellites, Ground-based Midcourse Defense, VC-25B Presidential Aircraft, F/A-18 fighters, V-22 Osprey, T-X Trainer and MQ-25 unmanned aerial refueling aircraft.
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
Some of our development programs are contracted on a fixed-price basis and BDS customers are increasingly seeking fixed priced proposals for new programs. Examples of significant fixed-price development programs include Commercial Crew, Saudi F-15, USAF KC-46A Tanker, T-X Trainer, VC-25B Presidential Aircraft, MQ-25 unmanned aerial refueling aircraft, and commercial and military satellites. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. In the third quarter, we were awarded contracts to develop the T-X Trainer aircraft with complementary devices and the MQ-25 unmanned aerial refueling aircraft. We recorded orders of $1,618 million and recognized losses of $691 million associated with these contracts. Many development programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues.
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
Sea Launch See the discussion of the Sea Launch receivables in Note 9 to our Condensed Consolidated Financial Statements.
Commercial Crew See the discussion of Fixed-Price Development Contracts in Note 10 to our Condensed Consolidated Financial Statements.
T-X Trainer In September 2018, we were selected by the U.S. Air Force to build the next generation training capability, known as T-X. The program includes aircraft and simulators as well as support and ground equipment. The contract is structured as an indefinite delivery/indefinite quantity (IDIQ) fixed-price contract with a minimum of 206 aircraft and a maximum of 475 aircraft. The EMD contract is a fixed-price contract valued at $813 million and includes five aircraft and seven simulators, with a period of performance that runs through 2022. The production and support contracts are structured as options that begin with authorization from fiscal year 2022 to 2034. In connection with winning this competition, we recorded a reach-forward loss of $400 million associated with anticipated losses on the options for 346 aircraft that we believe are probable of being exercised. We believe that our investment in this contract positions us for additional market opportunities for both trainer and light attack aircraft.
MQ-25 Unmanned Aerial Refueling Aircraft In August 2018, we were awarded an EMD contract to build the MQ-25 unmanned aerial refueling aircraft for the U.S. Navy. The EMD contract is a fixed-price contract that includes development and delivery of four aircraft and test articles at a contract price of $805 million. In connection with winning this competition, we recognized a reach-forward loss of $291 million. The period of performance runs from 2018 through 2024. The MQ-25 is the U.S. Navy’s first operational carrier-based unmanned aircraft, and we believe that our investment in this contract positions us for long-term leadership in autonomy and artificial intelligence technologies along with additional market opportunities.
Global Services
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Revenues	$12,124	$10,784	$4,091	$3,579
Earnings from operations	$1,790	$1,687	$543	$495
Operating margins	14.8%	15.6%	13.3%	13.8%
Revenues
BGS revenues for the nine and three months ended September 30, 2018 increased by $1,340 million and $512 million compared with the same periods in 2017 due to growth across our services portfolio, primarily driven by parts volume. Net favorable cumulative contract catch-up adjustments to revenue were lower by $61 million and $14 million for the nine and three months ended September 30, 2018 compared with the same periods in 2017.
Earnings From Operations
BGS earnings from operations for the nine and three months ended September 30, 2018 increased by $103 million and $48 million compared with the same periods in 2017 primarily due to higher revenues, partially offset by higher period costs. Net favorable cumulative contract catch-up adjustments were lower by $38 million and higher by $29 million for the nine and three months ended September 30, 2018 compared with the same periods in 2017.

Backlog
BGS total backlog increased from $19,605 million as of December 31, 2017 to $20,240 million at September 30, 2018, primarily due to current year contract awards for government parts, partially offset by revenue recognized on contracts awarded in prior years.
Additional Considerations
KLX See the discussion of the KLX acquisition in Note 20 to our Condensed Consolidated Financial Statements.
Boeing Capital
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Revenues	$214	$234	$77	$70
Earnings from operations	$71	$87	$27	$23
Operating margins	33%	37%	35%	33%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the nine months ended September 30, 2018 decreased by $20 million compared with the same period in 2017 primarily due to lower lease income driven by a smaller portfolio, partially offset by gain on sale of assets.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the nine months ended September 30, 2018 decreased by $16 million compared with the same period in 2017, primarily due to lower revenues.

Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2018	December 31 2017
Customer financing and investment portfolio, net	$3,099	$3,003
Other assets, primarily cash and short-term investments	442	677
Total assets	$3,541	$3,680

Other liabilities, primarily deferred income taxes	$529	$653
Debt, including intercompany loans	2,491	2,523
Equity	521	504
Total liabilities and equity	$3,541	$3,680

Debt-to-equity ratio	4.8-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at September 30, 2018 increased slightly from December 31, 2017 primarily due to new volume of $601 million partially offset by note payoffs, asset sales and portfolio run-off.
At September 30, 2018, BCC had $67 million of assets that were held for sale or re-lease. In addition, aircraft subject to leases with a carrying value of approximately $48 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2018	2017
Net earnings	$7,036	$5,138
Non-cash items	1,823	1,896
Changes in working capital	3,516	3,409
Net cash provided by operating activities	12,375	10,443
Net cash used by investing activities	(2,197)	(1,601)
Net cash used by financing activities	(10,866)	(9,109)
Effect of exchange rate changes on cash and cash equivalents	(37)	73
Net decrease in cash & cash equivalents, including restricted	(725)	(194)
Cash & cash equivalents, including restricted, at beginning of year	8,887	8,869
Cash & cash equivalents, including restricted, at end of period	$8,162	$8,675
Operating Activities Net cash provided by operating activities was $12.4 billion during the nine months ended September 30, 2018, compared with $10.4 billion during the same period in 2017. The year-over-year improvement reflects higher earnings and lower spending on inventory, partially offset by lower advances. Advances and progress billings increased by $3.5 billion and $4.7 billion during the nine months ended September 30, 2018 and 2017. Inventories increased by $0.7 billion and $0.9 billion during the nine months ended September 30, 2018 and 2017, primarily due to higher expenditures on commercial airplane program inventory, primarily 737 and 777X, partially offset by reductions in 787 inventory. Unbilled receivables increased by $1.7 billion and $1.8 billion during the nine months ended September 30, 2018 and 2017, reflecting revenue recognized on contracts in excess of billings.
Investing Activities Cash used by investing activities was $2.2 billion during the nine months ended September 30, 2018, compared with $1.6 billion during the same period in 2017, primarily due to the timing of investments and an acquisition during the third quarter of 2018. In the nine months ended September 30, 2018 and 2017, capital expenditures totaled $1.2 billion and $1.3 billion. We expect capital expenditures in 2018 to be higher than 2017.
Financing Activities Cash used by financing activities was $10.9 billion, compared with $9.1 billion during the same period in 2017, primarily reflecting higher share repurchases and dividend payments. During the nine months ended September 30, 2018, net borrowings decreased to $0.7 billion from $0.8 billion in the same period in 2017.
At September 30, 2018, the recorded balance of debt was $11.9 billion, of which $1.4 billion was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $2.5 billion, all of which was classified as long-term.
During the nine months ended September 30, 2018 we repurchased 24.5 million shares totaling $8.4 billion through our open market share repurchase program. In addition, 0.7 million shares were transferred to us from employees for tax withholdings. At September 30, 2018, the amount available under the share repurchase plan, announced on December 11, 2017, totaled $9.6 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that serves as a source of short-term liquidity. At September 30, 2018 and December 31, 2017 commercial paper borrowings totaling $600 million were supported by unused commitments under the revolving credit agreement. Currently, we have $5.0 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $19.7 billion and $10.2 billion at September 30, 2018 and December 31, 2017.The increase primarily relates to commercial airplane orders received in 2018. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
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
At September 30, 2018, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $568 million at September 30, 2018. For additional information, see Note 10 to our Condensed Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustments recognized in earnings were benefits of $780 million and $260 million for the nine and three months ended September 30, 2018, largely consistent with the benefits of $811 million and $271 million during the same periods in 2017. The non-operating pension expenses included in Other income, net were benefits of $98 million and $50 million for the nine and three months ended September 30, 2018 compared with $88 million and $26 million for the same periods in 2017. The benefits in 2018 reflect lower interest costs and improved expected returns, as a result of the higher value of plan assets at December 31, 2017 compared to 2016. These are partially offset by higher amortization of actuarial losses driven by lower discount rates.
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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2018	2017	2018	2017
Revenues	$72,786	$69,235	$25,146	$24,223
Earnings from operations, as reported	$7,812	$7,366	$2,227	$2,630
Operating margins	10.7%	10.6%	8.9%	10.9%

Pension FAS/CAS service cost adjustment (1)	($780)	($811)	($260)	($271)
Postretirement FAS/CAS service cost adjustment (1)	($239)	($238)	($77)	($75)
FAS/CAS service cost adjustment (1)	($1,019)	($1,049)	($337)	($346)
Core operating earnings (non-GAAP)	$6,793	$6,317	$1,890	$2,284
Core operating margins (non-GAAP)	9.3%	9.1%	7.5%	9.4%

Diluted earnings per share, as reported	$11.95	$8.39	$4.07	$2.99
Pension FAS/CAS service cost adjustment (1)	(1.32)	(1.32)	(0.45)	(0.45)
Postretirement FAS/CAS service cost adjustment (1)	(0.41)	(0.39)	(0.13)	(0.12)
Non-operating pension expense (2)	(0.17)	(0.15)	(0.09)	(0.05)
Non-operating postretirement expense (2)	0.13	0.15	0.05	0.05
Provision for deferred income taxes on adjustments (3)	0.37	0.60	0.13	0.20
Core earnings per share (non-GAAP)	$10.55	$7.28	$3.58	$2.62

Weighted average diluted shares (in millions)	588.9	612.8	580.8	606.3

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
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Act”), require disclosure of certain activities, transactions or dealings relating to Iran that occurred during the period covered by this report. Disclosure is required even if the activities, transactions or dealings were conducted in compliance with applicable law. In connection with the U.S. withdrawal from the Joint Comprehensive Plan of Action (Iran Nuclear Agreement), we engaged in activities during the third quarter that were required to unwind and terminate all agreements with Iranian airlines entered into prior to the withdrawal. These activities were authorized by a license from the U.S. Office of Foreign Assets Control, and generated no revenues or profits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2017.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2018 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the third quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended September 30, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2018 thru 7/31/2018	2,886,863	$348.79	2,866,303	$11,035
8/1/2018 thru 8/31/2018	3,547,802	346.79	3,539,372	9,808
9/1/2018 thru 9/30/2018	646,356	346.38	643,079	9,585
Total	7,081,021	$347.57	7,048,754

(1)
We purchased an aggregate of 7,048,754 shares of our common stock in the open market pursuant to our repurchase program and 32,267 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 11, 2017, we announced a new repurchase plan for up to $18 billion of common stock, replacing the plan previously authorized in 2016.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of The Boeing Company, as amended and restated effective October 22, 2018

10.1	Summary of Nonemployee Director Compensation*

10.2	The Boeing Company Executive Supplemental Savings Plan, effective January 1, 2019*

10.3	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated effective January 1, 2019*

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 24, 2018	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller