Form 10-K
period 2018-12-31
BOEING CO
filed 2019-02-08
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2018, there were 575,883,680 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $193.2 billion.
The number of shares of the registrant’s common stock outstanding as of February 1, 2019 was 564,985,109.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2018.

THE BOEING COMPANY
Index to the Form 10-K
For the Fiscal Year Ended December 31, 2018

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
Commercial Airplanes Segment
This segment develops, produces and markets commercial jet aircraft and provides fleet support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of global passenger and cargo requirements of airlines. This family of commercial jet aircraft in production includes the 737 narrow-body model and the 747, 767, 777 and 787 wide-body models. Development continues on certain 737 MAX derivatives and the 777X program.
Defense, Space & Security Segment
This segment is engaged in the research, development, production and modification of manned and unmanned military aircraft and weapons systems for strike, surveillance and mobility, including fighter and trainer aircraft; vertical lift, including rotorcraft and tilt-rotor aircraft; and commercial derivative aircraft, including anti-submarine and tanker aircraft. In addition, this segment is engaged in the research, development, production and modification of the following products and related services: strategic defense and intelligence systems, including strategic missile and defense systems, command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR), cyber and information solutions, and intelligence systems; satellite systems, including government and commercial satellites and space exploration.
BDS' primary customer is the United States Department of Defense (U.S. DoD). Revenues from the U.S. DoD, including foreign military sales through the U.S. government, accounted for approximately 86% of its 2018 revenues. Other significant BDS customers include the National Aeronautics and Space Administration (NASA) and customers in international defense, civil and commercial satellite markets.
This segment's primary products include the following fixed-wing military aircraft: F/A-18E/F Super Hornet, F-15 Strike Eagle, P-8 programs, KC-46A Tanker, and T-X Trainer. This segment produces rotorcraft and rotary-wing programs, such as CH-47 Chinook, AH-64 Apache, and V-22 Osprey. In addition, this segment's products include space and missile systems including: government and commercial satellites, the International Space Station, Commercial Crew, missile defense and weapons programs, and Joint Direct Attack Munition, as well as the United Launch Alliance joint venture.
Global Services Segment
This segment provides services to our commercial and defense customers worldwide. BGS sustains aerospace platforms and systems with a full spectrum of products and services, including supply chain and logistics management, engineering, maintenance and modifications, upgrades and conversions, spare parts, pilot and maintenance training systems and services, technical and maintenance documents, and data analytics and digital services.
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
Employees
Total workforce level at December 31, 2018 was approximately 153,000. As of December 31, 2018, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	22%	We have two major agreements; one expiring in June 2022 and one in September 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	11%	We have two major agreements expiring in October 2022.
The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	1%	We have one major agreement expiring in October 2022.
Competition
The commercial jet aircraft market and the airline industry remain extremely competitive. We face aggressive international competitors who are intent on increasing their market share, such as Airbus and other entrants from Russia, China and Japan. We are focused on improving our processes and continuing cost reduction efforts. We intend to continue to compete with other airplane manufacturers by providing customers with greater value products.
BDS faces strong competition in all market segments, primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, General Dynamics Corporation and SpaceX. Non-U.S. companies such as BAE Systems and Airbus Group continue to build a strategic presence in the U.S.

market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2019.
The commercial and defense services market is an extremely challenging landscape made up of many of the same strong U.S. and non-U.S. competitors facing BCA and BDS along with other competitors in those markets. BGS leverages our extensive services network offering products and services which span the life cycle of our defense and commercial airplane programs: training, fleet services and logistics, maintenance and engineering, modifications and upgrades - as well as the daily cycle of gate-to-gate operations. BGS expects the market to remain highly competitive in 2019, and intends to grow market share by leveraging a high level of customer satisfaction and productivity.
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
A Potentially Responsible Party (PRP) has joint and several liability under existing U.S. environmental laws. Where we have been designated a PRP by the Environmental Protection Agency or a state environmental agency, we are potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites. If we were required to fully fund the remediation of a site for which we were originally assigned a partial share, the statutory framework would allow us to pursue rights to contribution from other PRPs. For additional information relating to environmental contingencies, see Note 14 to our Consolidated Financial Statements.
Non-U.S. Sales. Our non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption, and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.
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
General information about us can be found at www.boeing.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (SEC). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Boeing.

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
The commercial aircraft business is extremely complex, involving extensive coordination and integration with U.S and non-U.S. suppliers, highly-skilled labor from thousands of employees and other partners, and stringent regulatory requirements and performance and reliability standards. In addition, the introduction of new aircraft programs and/or derivatives, such as the 777X, involves increased risks associated with meeting development, testing, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy regulatory and customer requirements, and achieve or maintain, as applicable, program profitability is subject to significant risks.
We must minimize disruption caused by production changes and achieve productivity improvements in order to meet customer demand and maintain our profitability. We have plans to adjust production rates on several of our commercial aircraft programs, while at the same time engaging in significant ongoing development and production of the 777X aircraft. In addition, we continue to seek opportunities to reduce the costs of building our aircraft, including working with our suppliers to reduce supplier costs, identifying and implementing productivity improvements, and optimizing how we manage inventory. If production rate changes at any of our commercial aircraft assembly facilities are delayed or create significant disruption to our production system, or if our suppliers cannot timely deliver components to us at the cost and rates necessary to achieve our targets, we may be unable to meet delivery schedules and/or the financial performance of one or more of our programs may suffer.
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
The Bipartisan Budget Act of 2018 raised preexisting spending caps for fiscal years 2018 and 2019 (FY18 and FY19). The consolidated spending bills signed into law in September 2018 provide defense funding for FY19. However, other departments and agencies, including the National Aeronautics and Space Administration (NASA) and the Federal Aviation Administration (FAA), are being temporarily funded at FY18 levels. Failure to enact a Continuing Resolution or FY19 appropriations by February 15, 2019 would result in a partial government shutdown affecting these departments and agencies. Such a shutdown could impact the Company’s operations. In addition, reduced discretionary spending limits initially enacted in 2011 would take effect again in fiscal years 2020 and 2021 (FY20 and FY21) unless Congress acts to raise the spending caps or to repeal or suspend the law establishing the reduced limits. As a result, continued budget uncertainty and the risk of future sequestration cuts remain and it is likely that U.S. government discretionary spending levels will continue to be subject to pressure.
In addition, there continues to be significant uncertainty with respect to future program-level appropriations for the U.S. DoD and other government agencies (including NASA) within the overall budgetary framework described above. While the House and Senate Appropriations Committees included funding for Boeing’s major programs, such as F/A-18 Super Hornet, CH-47 Chinook, AH-64 Apache, V-22 Osprey, KC-46A Pegasus Tanker and P-8 Poseidon, in their final FY19 defense appropriations, uncertainty remains about how defense budgets in FY20 and beyond will affect Boeing’s programs. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
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
In 2018, 31% of our revenues were earned pursuant to U.S. government contracts, which include foreign military sales (FMS) through the U.S. government. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.
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
Our BDS and BGS defense businesses generated approximately 65% and 77% of their 2018 revenues from fixed-price contracts. While fixed-price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. For example, during 2018, we recorded reach-forward losses totaling $736 million on the USAF KC-46A Tanker contract primarily reflecting higher estimated costs associated with certification, testing and change incorporation on aircraft, as well as higher than expected effort to meet customer requirements in order to support delivery of the initial aircraft. In addition, in 2018, in connection with winning the T-X and MQ-25 Stingray competitions, we recorded a loss of $400 million associated with options for 346 T-X Trainer aircraft and a loss of $291 million related to the MQ-25 Stingray Engineering, Manufacturing and Development (EMD) contract. The long term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.
Fixed-price development contracts are generally subject to more uncertainty than fixed-price production contracts. Many of these development programs have highly complex designs. In addition, technical or quality issues that arise during development could lead to schedule delays and higher costs to complete, which could result in a material charge or otherwise adversely affect our financial condition. Examples of significant BDS fixed-price development contracts include Commercial Crew, Saudi F-15, USAF KC-46A Tanker, T-X Trainer, VC-25B Presidential Aircraft, MQ-25 Stingray, and commercial and military satellites.
We enter into cost-type contracts which also carry risks.
Our BDS and BGS defense businesses generated approximately 35% and 23% of their 2018 revenues from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, Proprietary and SLS programs.
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
We rely on other companies including U.S. and non-U.S. subcontractors and suppliers to provide and produce raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. If one or more of our suppliers or subcontractors experiences financial difficulties, delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs. For example, the 737 program experienced supply chain disruptions in 2018 that impacted the timing of certain deliveries during the year. In addition, if one or more of the raw materials on which we depend (such as aluminum, titanium or composites) becomes unavailable or is available only at very high prices, we may be unable to deliver one or more of our products in a timely fashion or at budgeted costs. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geo-political developments, or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.
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
Because of the significance of the judgments and estimation processes described above, materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis – Critical Accounting Policies – Contract Accounting/Program Accounting” on pages 43 – 44 and Note 1 to our Consolidated Financial Statements on pages 54 – 66 of this Form 10-K.
Competition within our markets and with respect to the products we sell may reduce our future contracts and sales.
The markets in which we operate are highly competitive and one or more of our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In our Commercial Airplanes business, we anticipate increasing competition among non-U.S. aircraft manufacturers of commercial jet aircraft. In our BDS business, we anticipate that the effects of defense industry consolidation, fewer large and new programs and new priorities, including near and long-term cost competitiveness, of our U.S. DoD and non-U.S. customers will intensify competition for many of our BDS products. Our BGS segment faces competition from many of the same strong U.S. and non-U.S. competitors facing BCA and BDS. Furthermore, we are facing increased international competition and cross-border consolidation of competition. There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenues and market share.
We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks of doing business in other countries.
In 2018, non-U.S. customers, which includes FMS, accounted for approximately 56% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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
We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. As of December 31, 2018 and 2017, our airplane financing commitments totaled $19,462 million and $10,221 million. If we require additional funding in order to fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual or financing commitments.
We may not realize the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures.
As part of our business strategy, we may merge with or acquire businesses and/or form joint ventures and strategic alliances. For example, in 2018 we completed the acquisition of KLX Inc., a provider of aviation parts and services. Whether we realize the anticipated benefits from these acquisitions and related activities depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected by unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. Consolidations of joint ventures could also impact our reported results of operations or financial position. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful. We also may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write-downs.
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
Approximately 54,000 employees, which constitute 35% of our total workforce, were union represented as of December 31, 2018. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BDS program production. We may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with 11 U.S. labor organizations and 13 non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
Substantial pension and other postretirement benefit obligations have a material impact on our earnings, shareholders’ equity and cash flows from operations, and could have significant adverse impacts in future periods.
The majority of our employees have earned benefits under defined benefit pension plans. Potential pension contributions include both mandatory amounts required under the Employee Retirement Income Security Act and discretionary contributions to improve the plans' funded status. The extent of future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions as well as on our annual pension costs and/or result in a significant change to shareholders' equity. For U.S. government contracts, we allocate pension costs to individual contracts based on U.S. Cost Accounting Standards which can also affect contract profitability. We also provide other postretirement benefits to certain of our employees, consisting principally of health care coverage for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management's Discussion and Analysis-Critical Accounting Policies-Pension Plans” on page 45 of this Form 10-K. Although Generally Accepted Accounting Principles in the United States of America (GAAP) expense and pension or other postretirement benefit contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or stock we would contribute to our plans.

Our operations expose us to the risk of material environmental liabilities.
We are subject to various U.S. federal, state, local and non-U.S. laws and regulations related to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In some cases, we may be subject to such costs due to environmental impacts attributable to our current or past manufacturing operations or the operations of companies we have acquired. In other cases, we may become subject to such costs due to an indemnification agreement between us and a third party relating to such environmental liabilities. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation requirements could result in additional costs. For additional information relating to environmental contingencies, see Note 14 to our Consolidated Financial Statements.
Item 1B. Unresolved Staff Comments
Not applicable
Item 2. Properties
We occupied approximately 88 million square feet of floor space on December 31, 2018 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 95% was located in the United States. The following table provides a summary of the floor space by business as of December 31, 2018:

(Square feet in thousands)	Owned	Leased	Government Owned(1)	Total
Commercial Airplanes	40,822	2,264		43,086
Defense, Space & Security	25,991	5,315		31,306
Global Services	684	8,140		8,824
Other(2)	2,499	1,777	318	4,594
Total	69,996	17,496	318	87,810
(1) Excludes rent-free space furnished by U.S. government landlord of 49 square feet.
(2) Other includes BCC, sites used for common internal services, and our Corporate Headquarters.
At December 31, 2018, we occupied in excess of 80.1 million square feet of floor space at the following major locations:

•	Commercial Airplanes – Greater Seattle, WA; Greater Charleston, SC; Portland, OR; Greater Los Angeles, CA; Greater Salt Lake City, UT; Australia; and Canada

•
Defense, Space & Security – Greater St. Louis, MO; Greater Los Angeles, CA; Greater Seattle, WA; Philadelphia, PA; Mesa, AZ; Huntsville, AL; Oklahoma City, OK; Heath, OH; Greater Washington, DC; and Houston, TX

•	Global Services – San Antonio, TX; Greater Miami, FL; Dallas, TX; Germany; Jacksonville, FL; Greater Denver, CO; and Mesa, AZ

•	Other – Chicago, IL; Greater Los Angeles, CA ; Greater Seattle, WA; Greater St. Louis, MO; and Greater Washington, DC
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
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. As of February 1, 2019, there were 104,376 shareholders of record.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
10/1/2018 thru 10/31/2018	1,567,983	$374.79	1,560,854	$9,000
11/1/2018 thru 11/30/2018	16,910	334.84		9,000
12/1/2018 thru 12/31/2018	4,295	328.26		20,000
Total	1,589,188	$374.24	1,560,854

(1)
We purchased an aggregate of 1,560,854 shares of our common stock in the open market pursuant to our repurchase plan and 28,334 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)	On December 17, 2018, we announced a new repurchase plan for up to $20 billion of common stock, replacing the plan previously authorized in 2017.

Item 6. Selected Financial Data
Five-Year Summary (Unaudited)

(Dollars in millions, except per share data)	2018	2017	2016		2015	(2)	2014	(2)
Revenues	$101,127	$94,005	$93,496		$96,114		$90,762
Net earnings from continuing operations	$10,460	$8,458	$5,034		$5,176		$5,446

Basic earnings per share from continuing operations	$18.05	$14.03	$7.92		$7.52		$7.47
Diluted earnings per share from continuing operations	17.85	13.85	7.83		7.44		7.38
Dividends declared per share(1)	7.19	5.97	4.69		3.82		3.10

Cash and cash equivalents	$7,637	$8,813	$8,801		$11,302		$11,733
Short-term and other investments	927	1,179	1,228		750		1,359
Total assets	117,359	112,362	109,076		94,408		92,921
Total debt	13,847	11,117	9,952		9,964		9,070

Operating cash flow	$15,322	$13,346	$10,496		$9,363		$8,858

Total backlog	$490,481	$474,640	$473,492	(2)	$489,299		$502,391

Year-end workforce	153,000	140,800	150,500		161,400		165,500
(1) Cash dividends have been paid on common stock every year since 1942.
(2) Amounts prior to 2016, along with 2016 Backlog, do not reflect impact of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; ASU 2016-18 Statement of Cash Flows (Topic 230) Restricted Cash; in the first quarter of 2018. See Note 2 to our Consolidated Financial Statements for additional information.

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
Our strategy is centered on successful execution in healthy core businesses – Commercial Airplanes (BCA), Defense, Space & Security (BDS), and Global Services (BGS) – supplemented and supported by Boeing Capital (BCC). Taken together, these core businesses have historically generated substantial earnings and cash flow that permit us to invest in new products and services. We focus on producing the products and providing the services that the market demands, and continue to find new ways to improve efficiency and quality to provide a fair return for our shareholders. BCA is committed to being the leader in commercial aviation by offering airplanes and services that deliver superior design, efficiency and value to customers around the world. BDS integrates its resources in defense, intelligence, communications, security, space and services to deliver capability-driven solutions to customers at reduced costs. Our BDS strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets, underscored by an intense focus on growth and productivity. BGS provides support for commercial and defense through innovative, comprehensive, and cost-competitive product and service solutions. BCC facilitates, arranges, structures and provides selective financing solutions for our Boeing customers.
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)
Years ended December 31,	2018	2017	2016
Revenues	$101,127	$94,005	$93,496

GAAP
Earnings from operations	11,987	10,344	6,527
Operating margins	11.9%	11.0%	7.0%
Effective income tax rate	9.9%	16.3%	13.0%
Net earnings	$10,460	$8,458	$5,034
Diluted earnings per share	$17.85	$13.85	$7.83

Non-GAAP (1)
Core operating earnings	$10,660	$8,906	$5,170
Core operating margins	10.5%	9.5%	5.5%
Core earnings per share	$16.01	$12.33	$6.94

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 40 - 42 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Commercial Airplanes	$60,715	$58,014	$59,378
Defense, Space & Security	23,195	20,561	20,180
Global Services	17,018	14,581	13,819
Boeing Capital	274	307	298
Unallocated items, eliminations and other	(75)	542	(179)
Total	$101,127	$94,005	$93,496
Revenues in 2018 increased by $7,122 million or 8% compared with 2017 due to higher revenues at BCA, BDS, and BGS. BCA revenues increased by $2,701 million due to higher 737 and 787 deliveries and favorable 737 and 787 model mix, which more than offset lower 777 and 747 deliveries. BDS revenues increased by $2,634 million primarily due to non-US contract awards for fighters, higher weapons revenue, the final C-17 aircraft sale and higher satellites revenue. BGS revenues increased by $2,437 million due to growth across our services portfolio, primarily driven by higher parts revenue including the acquisition of KLX Inc. (KLX). The increases at BCA, BDS, and BGS were partially offset by lower unallocated revenue.
Revenues in 2017 increased by $509 million or 1% compared with 2016. BDS revenues increased by $381 million primarily due to higher weapons revenue. BGS revenues increased by $762 million primarily due to higher commercial parts revenue. The increases at BDS and BGS were partially offset by lower BCA revenues, primarily due to delivery mix, with fewer twin aisle deliveries more than offsetting the impact of higher single aisle deliveries.
The changes in Unallocated items, eliminations and other in 2018, 2017 and 2016 primarily reflect the timing of eliminations for intercompany aircraft deliveries and the sale of aircraft previously leased to customers.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Commercial Airplanes	$7,879	$5,452	$1,981
Defense, Space & Security	1,594	2,193	1,678
Global Services	2,522	2,246	2,159
Boeing Capital	79	114	59
Segment Operating Profit	12,074	10,005	5,877
Pension FAS/CAS service cost adjustment	1,005	1,127	1,029
Postretirement FAS/CAS service cost adjustment	322	311	328
Unallocated items, eliminations and other	(1,414)	(1,099)	(707)
Earnings from operations (GAAP)	$11,987	$10,344	$6,527
FAS/CAS service cost adjustment *	(1,327)	(1,438)	(1,357)
Core operating earnings (Non-GAAP) **	$10,660	$8,906	$5,170

*	The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.

**	Core operating earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See page 40.
Earnings from operations in 2018 increased by $1,643 million compared with 2017, primarily due to higher earnings at BCA and BGS, which more than offset the decrease at BDS and the change in Unallocated items, eliminations and other. BCA earnings from operations increased by $2,427 million in 2018 due to higher revenues and improved operating margins. The increase in operating margins is primarily due to higher 787 margins, improved cost performance and favorable delivery mix. BGS earnings from operations increased by $276 million in 2018 primarily due to higher revenues, partially offset by higher period costs. BDS earnings from operations in 2018 decreased by $599 million compared with 2017 as earnings’ growth from higher revenues was more than offset by charges of $691 million related to winning the T-X Trainer and MQ-25 competitions, as well as $199 million of higher KC-46A Tanker reach-forward losses.
Earnings from operations in 2017 increased by $3,817 million compared with 2016 due to higher earnings at BCA and BDS, partially offset by the change in Unallocated items, eliminations and other. BCA earnings from operations increased by $3,471 million in 2017 primarily due to lower reach-forward losses, lower research and development costs, and improved margins reflecting favorable cost performance. In 2016, BCA recorded reach-forward losses of $1,258 million on the 747 program and reclassified $1,235 million of 787 flight test aircraft inventory costs to research and development. The reclassification of flight test aircraft costs was recorded in the second quarter of 2016 as a result of our determination that two 787 flight test aircraft were no longer commercially saleable. BDS earnings from operations increased by $515 million in 2017 primarily due to lower charges on the KC-46A Tanker and Commercial Crew programs.
During 2018, 2017 and 2016, we recorded reach-forward losses on the KC-46A Tanker program. In 2018, we recorded charges of $736 million, of which $500 million was recorded at BCA, $222 million at BDS, and $14 million at BGS. During 2017, we recorded charges of $445 million: $378 million at BCA, $44 million at BGS, and $23 million at BDS. During 2016, we recorded charges of $1,127 million: $772 million at BCA and $351 million at BDS.
Core operating earnings for 2018 increased by $1,754 million compared with 2017 primarily due to higher earnings at BCA and BGS, partially offset by lower earnings at BDS and higher unallocated expenses.

Core operating earnings in 2017 increased by $3,736 million compared with 2016 primarily due to higher earnings at BCA and BDS.
Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Share-based plans	($76)	($77)	($66)
Deferred compensation	(19)	(240)	(46)
Eliminations and other unallocated items	(1,319)	(782)	(595)
Unallocated items, eliminations and other	($1,414)	($1,099)	($707)
Deferred compensation expense decreased by $221 million in 2018 and increased by $194 million in 2017, primarily driven by changes in broad stock market conditions and our stock price.
Eliminations and other unallocated expense increased by $537 million in 2018 primarily due to timing of expense allocations, higher research and development expense and a $148 million charge incurred related to the outcome of the Spirit litigation. See the discussion in Note 13 to our Consolidated Financial Statements.
Eliminations and other unallocated expense increased by $187 million in 2017 primarily due to the timing of expense allocations.
A portion of service cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods.

Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Pension
Years ended December 31,	2018	2017	2016
Allocated to business segments	($1,318)	($1,637)	($2,286)
Pension FAS/CAS service cost adjustment	1,005	1,127	1,029
Net periodic benefit cost included in Earnings from operations	($313)	($510)	($1,257)
The pension FAS/CAS service cost adjustment recognized in earnings in 2018, 2017, and 2016 were largely consistent across all periods. The decrease in net periodic benefit costs included in Earnings from operations in 2017 was primarily due to lower service costs reflecting the transition of employees in 2016 to defined contribution retirement savings plans.
For additional discussion related to Postretirement Plans, see Note 17 to our Consolidated Financial Statements.

Other Earnings Items

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Earnings from operations	$11,987	$10,344	$6,527
Other income/(loss), net	92	123	(438)
Interest and debt expense	(475)	(360)	(306)
Earnings before income taxes	11,604	10,107	5,783
Income tax expense	(1,144)	(1,649)	(749)
Net earnings from continuing operations	$10,460	$8,458	$5,034
Other income/(loss), net decreased by $31 million in 2018 primarily due to lower gains from foreign exchange, partially offset by higher interest income. Other income/(loss), net increased by $561 million in 2017 primarily due to a decrease in non-operating pension and postretirement costs and higher gains from foreign exchange. The non-operating pension expense included in Other income/(loss), net was a benefit of $143 million in 2018 and $117 million in 2017, compared with an expense of $327 million in 2016. The benefits in 2018 and 2017 reflect expected returns in excess of interest cost and amortization of actuarial losses. The expense in 2016 reflects the amortization of non-service costs previously capitalized as inventory in prior years, primarily interest cost and amortization of actuarial losses in excess of expected returns.
Interest and debt expense increased by $115 million in 2018 as a result of higher debt balances and lower capitalized interest and increased by $54 million in 2017 as a result of lower capitalized interest.
For additional discussion related to Income Taxes, see Note 6 to our Consolidated Financial Statements.

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

The following table summarizes cost of sales:

(Dollars in millions)
Years ended December 31	2018	2017	Change	2017	2016	Change
Cost of sales	$81,490	$76,612	$4,878	$76,612	$79,026	($2,414)
Cost of sales as a % of revenues	80.6%	81.5%	(0.9%)	81.5%	84.5%	(3.0)%
Cost of sales in 2018 increased by $4,878 million, or 6%, compared with 2017, primarily due to higher revenue and higher reach-forward losses at BCA and BDS.
Cost of sales in 2017 decreased by $2,414 million, or 3%, compared with 2016, primarily due to lower reach-forward losses at BCA and BDS.

Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Commercial Airplanes	$2,188	$2,247	$3,706
Defense, Space & Security	788	834	816
Global Services	161	140	152
Other	132	(42)	(48)
Total	$3,269	$3,179	$4,626
Research and development expense in 2018 increased by $90 million compared with 2017 due to investment in product development, partially offset by lower spending on 777X and 787-10.
Research and development expense in 2017 decreased by $1,447 million compared with 2016 primarily due to the reclassification of $1,235 million of costs from inventory in the second quarter of 2016 related to the fourth and fifth 787 flight test aircraft as well as lower spending on the 737 MAX, 787-10, and 777X.
Backlog
Our backlog at December 31 was as follows:

(Dollars in millions)
Years ended December 31,	2018	2017
Commercial Airplanes	$412,307	$410,986
Defense, Space & Security	57,166	44,049
Global Services	21,008	19,605
Total Backlog	$490,481	$474,640

Contractual backlog	462,070	456,984
Unobligated backlog	28,411	$17,656
Total Backlog	$490,481	$474,640
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during 2018 was primarily due to BDS orders and funding for contract awards in excess of revenue recognized.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase in unobligated backlog in 2018 was primarily due to contract awards, partially offset by reclassifications to contractual backlog related to BDS and BGS contracts.
Additional Considerations
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2016, following our achievement of key flight testing milestones, the USAF authorized two LRIP lots for 7 and 12 aircraft valued at $2.8 billion, and in 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. On September 10, 2018, the USAF authorized an additional LRIP lot for 18 aircraft valued at $2.9 billion. The contract contains production options for both LRIP aircraft and full rate production aircraft. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion. In January 2019, we delivered the first KC-46A Tanker to the USAF.
During 2016, we recorded reach-forward losses of $1,127 million related to the EMD contract and LRIP aircraft. During 2017, we recorded reach-forward losses of $445 million related to this program, primarily reflecting higher estimated costs associated with certification and incorporating changes into LRIP aircraft. During 2018, we recorded additional reach-forward losses of $736 million primarily reflecting higher estimated costs associated with certification, flight testing and change incorporation on aircraft, as well as higher than expected effort to meet customer requirements in order to support delivery of the initial aircraft. As with any development program, this program remains subject to additional reach-forward losses and/or delivery delays if we experience further production, technical or quality issues, and delays in flight testing, certification and/or delivery.
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
On July 6, 2018, the U.S. and China began imposing tariffs on approximately $34 billion of each other's exports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. Subsequently, the U.S. imposed tariffs on an additional $216 billion in Chinese goods, and China imposed tariffs on an additional $76 billion worth of U.S goods. On December 1, 2018, the U.S. and China agreed to a 90-day timetable to negotiate a resolution to the trade dispute. We continue to monitor the potential for any disruption and adverse revenue and/or cost impacts that may result from these actions or future geopolitical economic developments.
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
Business Environment and Trends
Airline Industry Environment Global economic growth, a primary driver for air travel, was above the long-term average of approximately 3% in 2018. Passenger traffic is estimated to grow by 6.5% in 2018, exceeding the long-term average of approximately 5%. While growth was strong across all major world regions, there continues to be variation between regions and airline business models. Airlines operating in Asia Pacific, Europe and North America, as well as low-cost-carriers globally, are currently leading the growth in passenger traffic. Air cargo traffic growth is expected to be between 4.0% and 4.5% in 2018, around the long-term average.
Airline financial performance also plays a role in the demand for new capacity. Airlines continue to focus on increasing revenue through alliances, partnerships, new marketing initiatives, and effective leveraging of ancillary services and related revenues. Airlines are also focusing on reducing costs and renewing fleets to leverage more efficient airplanes. Net profits in 2018 are expected to approximate $32 billion.
The long-term outlook for the industry continues to remain positive due to the fundamental drivers of air travel demand: economic growth and the increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. Our 20-year forecast projects a long-term average growth rate of 4.7% per year for passenger traffic and 4.2% for cargo traffic. Based on long-term global economic growth projections of 2.8% average annual GDP growth, we project a $6.3 trillion market for approximately 42,700 new airplanes over the next 20 years. The industry remains vulnerable to exogenous developments including fuel price spikes, credit market shocks, acts of terrorism, natural disasters, conflicts, epidemics and increased global environmental regulations.
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
Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 88% of Commercial Airplanes’ total backlog, in dollar terms, is with non-U.S. airlines.
We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. With government support, Airbus has historically invested heavily to create a family of products to compete with ours. Regional jet makers, Embraer and Bombardier, continue to develop and market larger and increasingly more capable airplanes. During 2018, Airbus acquired a majority share of Bombardier’s C Series (now A220) and is in the 100-150 seat transcontinental market, while Embraer’s first E195-E2 delivered in 2018. Additionally, other competitors from Russia, China and Japan are developing commercial jet aircraft. Some of these competitors have historically enjoyed access to government-provided financial support, including “launch aid,” which greatly reduces the cost and commercial risks associated with airplane development activities. This has enabled the development of airplanes without commercial viability; others to be brought to market more quickly than otherwise possible; and many offered for sale below market-based prices. Many competitors have continued to make improvements in efficiency, which may result in funding product development, gaining market share and improving earnings. This market environment has resulted in intense pressures on pricing and other competitive factors, and we expect these pressures to continue or intensify in the coming years.

We are focused on improving our products and services and continuing our cost-reduction efforts, which enhances our ability to compete. We are also focused on taking actions to ensure that Boeing is not harmed by unfair subsidization of competitors.
Results of Operations

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Revenues	$60,715	$58,014	$59,378
% of total company revenues	60%	62%	64%
Earnings from operations	$7,879	$5,452	$1,981
Operating margins	13.0%	9.4%	3.3%
Research and development	$2,188	$2,247	$3,706
Revenues
BCA revenues increased by $2,701 million or 5% in 2018 compared with 2017 due to higher 737 and 787 deliveries and favorable 737 and 787 model mix, which more than offset lower 777 and 747 deliveries. BCA revenues decreased by $1,364 million or 2% in 2017 compared with 2016 primarily due to delivery mix, with fewer twin aisle deliveries more than offsetting the impact of higher single aisle deliveries.
Commercial Airplanes deliveries as of December 31 were as follows:

	737	*	747	†	767	*	777	787	Total
2018
Cumulative deliveries	7,312		1,548		1,133		1,582	781
Deliveries	580	(18)	6		27	(10)	48	145	806
2017
Cumulative deliveries	6,732		1,542		1,106		1,534	636
Deliveries	529	(17)	14	(1)	10		74	136	763
2016
Cumulative deliveries	6,203		1,528		1,096		1,460	500
Deliveries	490	(19)	9	(3)	13		99	137	748
* Intercompany deliveries identified by parentheses
† Aircraft accounted for as revenues by BCA and as operating leases in consolidation identified by parentheses

Earnings From Operations
Earnings from operations in 2018 increased by $2,427 million compared with 2017. The increase in operating earnings reflects higher revenues and improved operating margins. The increase in operating margins is primarily due to higher 787 margins, improved cost performance and favorable delivery mix.
Earnings from operations in 2017 increased by $3,471 million compared with 2016. The increase in operating earnings and operating margins is primarily due to lower reach-forward losses, lower research and development costs, and improved margins reflecting favorable cost performance, which more than offset the impact of lower revenues. Research and development expense in 2016 reflects the reclassification from inventory to research and development expense of $1,235 million related to the fourth and fifth 787 flight test aircraft and higher planned spending related to the 777X program.

Reach-forward losses of $500 million, $378 million and $772 million were recorded related to the KC-46A Tanker in 2018, 2017 and 2016, respectively. During 2016, we recorded reach-forward losses on the 747 program of $1,258 million.
Backlog
Our total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to our customers where we believe it is probable that we will collect the consideration due and where no contingencies remain before we and the customer are required to perform. Backlog does not include prospective orders where customer controlled contingencies remain, such as the customer receiving approval from its board of directors, shareholders or government or completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly certain. Backlog excludes options and BCC orders. A number of our customers may have contractual remedies that may be implicated by program delays. We address customer claims and requests for other contractual relief as they arise. The value of orders in backlog is adjusted as changes to price and schedule are agreed to with customers and is reported in accordance with the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
BCA total backlog of $412,307 million at December 31, 2018 increased from $410,986 million at December 31, 2017, primarily due to net orders in excess of deliveries.
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

	Program
	737	†	747*	767	777	†	777X	787	†
2018
Program accounting quantities	10,400		1,574	1,195	1,680		**	1,600
Undelivered units under firm orders	4,708	(75)	24	111	100	(2)	326	604	(30)
Cumulative firm orders	12,020	(75)	1,572	1,244	1,682	(2)	326	1,385	(30)
2017
Program accounting quantities	9,800		1,570	1,171	1,625		**	1,400
Undelivered units under firm orders***	4,613		12	98	97		326	640
Cumulative firm orders***	11,345		1,554	1,204	1,631		326	1,276
2016
Program accounting quantities	9,000		1,555	1,159	1,625		**	1,300
Undelivered units under firm orders***	4,452		28	93	136		306	700
Cumulative firm orders***	10,655		1,556	1,189	1,596		306	1,200
† Aircraft ordered by BCC are identified in parentheses.
* At December 31, 2018, the 747 accounting quantity includes one already completed aircraft that has not been sold and is being remarketed.
** The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
*** Cumulative firm orders adjusted to reflect the adoption of Topic 606 in the first quarter of 2018.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 600 units during 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We delivered the first 737 MAX 8 in May 2017, announced the launch of the 737 MAX 10 in June 2017 and delivered the first 737 MAX 9 in March 2018. The production rate increased from 47 per month to 52 per month in the second quarter of 2018, however the timing of deliveries in 2018 was adversely affected by delays in the supply chain. We continue to plan to increase the production rate to 57 per month in 2019.
747 Program During the fourth quarter of 2018, we received a firm order for 4 new aircraft and increased the accounting quantity by 4 units to 1,574 aircraft. The program accounting quantity now includes aircraft scheduled to be produced through 2022. We are currently producing at a rate of 0.5 aircraft per month having reduced the rate from 1.0 per month in September 2016. In 2016, we recorded reach-forward losses of $1,258 million as lower than expected demand for large commercial passenger and freighter aircraft and slower than expected growth of global freight traffic resulted in lower anticipated revenues from future sales and higher costs to produce fewer airplanes. We continue to evaluate the viability of the 747 program. We believe that a decision to end production of the 747 at the end of the current accounting quantity would not have a material impact on our financial position, results of operations or cash flows.

767 Program The accounting quantity for the 767 program increased by 24 units during the first quarter of 2018 due to the program's normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes a 767 derivative to support the tanker program. We are currently producing at a rate of 2.5 per month and plan to increase to 3 per month in 2020.
777 Program The accounting quantity for the 777 program increased by 55 units during 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 5 per month. In 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery, targeted for 2020.
787 Program The accounting quantity for the 787 program increased by 200 units during 2018 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 12 per month and plan to increase to 14 per month in 2019. We delivered the first 787-10 in March 2018.
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

Reflects models in development during 2018
We launched the 737 MAX 7, 8 and 9 in August 2011 and the 737 MAX 10 in June 2017. We launched the 787-10 in June 2013 and the 777X in November 2013.

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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). The consolidated spending bills signed into law in September 2018 provide defense funding for FY19, in compliance with the revised caps. These bills also provide FY19 appropriations for most of the federal government. Full year funding for the departments and agencies not covered by enacted FY19 appropriations, including the National Aeronautics and Space Administration (NASA) and Federal Aviation Administration (FAA), remains uncertain. The unfunded departments and agencies affected by the partial government shutdown (December 22, 2018 through January 25, 2019) are now covered by a Continuing Resolution that extends funding at FY18 levels through February 15, 2019. Congress and the President must agree to FY19 appropriations or an additional Continuing Resolution to fund affected departments and agencies beyond the February 15 deadline in order to prevent a second partial government shutdown. The impact of a partial government shutdown to the Company’s operations would increase as the shutdown continues.

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

Non-U.S. Defense Environment Overview The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At the end of 2018, 30% of BDS backlog was attributable to non-U.S. customers.
Results of Operations

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Revenues	$23,195	$20,561	$20,180
% of total company revenues	23%	22%	22%
Earnings from operations	$1,594	$2,193	$1,678
Operating margins	6.9%	10.7%	8.3%

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
Deliveries of units for new-build production aircraft, including remanufactures and modifications were as follows:

Years ended December 31,	2018	2017	2016
F/A-18 Models	17	23	25
F-15 Models	10	16	15
C-17 Globemaster III			4
CH-47 Chinook (New)	13	9	25
CH-47 Chinook (Renewed)	17	35	25
AH-64 Apache (New)		11	31
AH-64 Apache (Remanufactured)	23	57	34
P-8 Models	16	19	18
C-40A			1
Total	96	170	178

New-build satellite deliveries were as follows:

Years ended December 31,	2018	2017	2016
Commercial and civil satellites	1	3	5
Military satellites	1	1	2
Revenues
BDS revenues in 2018 increased by $2,634 million compared with 2017 primarily due to non-US contract awards for fighters, higher weapons revenue, the final C-17 aircraft sale and higher satellites revenue. Net favorable cumulative contract catch-up adjustments to revenue for 2018 were $214 million lower than the comparable period in the prior year, reflecting increased unfavorable adjustments on the KC-46A Tanker recorded in 2018.
BDS revenues in 2017 increased by $381 million compared with 2016 primarily due to higher weapons revenue. Net favorable cumulative contract catch-up adjustments to revenue for 2017 were $81 million higher than the comparable period in the prior year, reflecting decreased unfavorable adjustments on the KC-46A Tanker recorded in 2017.

Earnings From Operations
BDS earnings from operations in 2018 decreased by $599 million compared with 2017 as earnings’ growth from higher revenues was more than offset by charges of $691 million related to winning the T-X Trainer and MQ-25 competitions, as well as $199 million of higher KC-46A Tanker reach-forward losses. Net favorable cumulative contract catch-up adjustments to earnings for 2018 were $315 million lower than the comparable period in the prior year, driven by higher charges on development programs in 2018.

BDS earnings from operations in 2017 increased by $515 million compared with 2016 primarily due to lower charges on the KC-46A Tanker and Commercial Crew programs. Higher earnings reflect the favorable impact of cumulative catch-up adjustments which were $374 million higher in 2017 than in 2016, primarily driven by lower charges on development programs in 2017.
BDS earnings from operations include equity earnings of $147 million, $183 million and $249 million primarily from our ULA and non-U.S. joint ventures in 2018, 2017 and 2016, respectively.
During 2018, 2017 and 2016, BDS recorded charges related to the KC-46A Tanker contract of $222 million, $23 million and $351 million, respectively.
Backlog
Total backlog of $57,166 million at December 31, 2018 increased by 30% from $44,049 million at December 31, 2017, primarily due to current year contract awards in many of our programs greater than revenue recognized. Significant orders included Satellites, F/A-18 fighters, Ground-based Midcourse Defense, weapons, VC-25B Presidential Aircraft, V-22 Osprey, CH-47 Chinook, MQ-25 Stingray and T-X Trainer.
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
Some of our development programs are contracted on a fixed-price basis and BDS customers are increasingly seeking fixed priced proposals for new programs. Examples of significant fixed-price development programs include Commercial Crew, Saudi F-15, USAF KC-46A Tanker, T-X Trainer, VC-25B Presidential Aircraft, MQ-25 Stingray, and commercial and military satellites. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. In the third quarter, we were awarded contracts to develop the T-X Trainer aircraft with complementary devices and the MQ-25 Stingray. We recorded orders of $1,618 million and recognized losses of $691 million associated with these contracts. Many development programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 23.
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 8 and 15 to our Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 13 to our Consolidated Financial Statements.
Commercial Crew See the discussion of Fixed-Price Development Contracts in Note 14 to our Consolidated Financial Statements.

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
MQ-25 Stingray In August 2018, we were awarded an EMD contract to build the MQ-25 Stingray for the U.S. Navy. The EMD contract is a fixed-price contract that includes development and delivery of four aircraft and test articles at a contract price of $805 million. In connection with winning this competition, we recognized a reach-forward loss of $291 million. The period of performance runs from 2018 through 2024. The MQ-25 Stingray is the U.S. Navy’s first operational carrier-based unmanned aircraft, and we believe that our investment in this contract positions us for long-term leadership in autonomy and artificial intelligence technologies along with additional market opportunities.
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
BGS’ major customer, the U.S. government, remains subject to the spending limits and uncertainty described on page 30, which could restrict the execution of certain program activities and delay new programs or competitions.
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

Results of Operations

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Revenues	$17,018	$14,581	$13,819
% of total company revenues	17%	16%	15%
Earnings from operations	$2,522	$2,246	$2,159
Operating margins	14.8%	15.4%	15.6%
Revenues
BGS revenues in 2018 increased by $2,437 million compared with 2017 due to growth across our services portfolio, primarily driven by higher parts revenue including the acquisition of KLX. Net favorable cumulative contract catch-up adjustments to revenue were $63 million lower in 2018 than in 2017.

BGS revenues in 2017 increased by $762 million compared with 2016 primarily due to higher commercial parts revenues. Net favorable cumulative contract catch-up adjustments to revenue were $19 million higher in 2017 than in 2016.
Earnings From Operations
BGS earnings from operations in 2018 increased by $276 million compared with 2017 primarily due to higher revenues, partially offset by higher period costs. Net favorable cumulative contract catch-up adjustments were $25 million lower in 2018 than in 2017.

BGS earnings from operations in 2017 increased by $87 million compared with 2016 primarily due to higher revenues, partially offset by commercial services mix. Net favorable cumulative contract catch-up adjustments were $51 million lower in 2017 than in 2016.
Backlog
BGS total backlog of $21,008 million at December 31, 2018 increased by 7% from $19,605 million at December 31, 2017, primarily due to current year contract awards, partially offset by revenue recognized on contracts awarded in prior years.
Additional Considerations
KLX See the discussion of the KLX acquisition in Note 3 to our Consolidated Financial Statements.

Boeing Capital
Business Environment and Trends
BCC’s gross customer financing and investment portfolio at December 31, 2018 totaled $2,792 million. A substantial portion of BCC’s portfolio is related to customers that we believe have less than investment-grade credit. BCC’s portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably 717 and 747-8 aircraft.
BCC provided customer financing of $601 million and $480 million during 2018 and 2017. While we may be required to fund a number of new aircraft deliveries in 2019 and/or provide refinancing for existing bridge debt, we expect alternative financing will be available at reasonable prices from broad and globally diverse sources. However, a number of factors could cause BCC’s new business volume to increase further, including if the Export-Import Bank of the United States continues to be unable to, or does not, approve new financing transactions.
Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 1,700 western-built commercial jet aircraft (6.7% of current world fleet) were parked at the end of 2018, including both in-production and out-of-production aircraft types. Of these parked aircraft, approximately 2% are not expected to return to service. At the end of 2017 and 2016, 8.3% and 8.8% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service.
Results of Operations

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Revenues	$274	$307	$298
Earnings from operations	$79	$114	$59
Operating margins	29%	37%	20%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues in 2018 decreased by $33 million compared with 2017 primarily due to lower lease income driven by a smaller portfolio, partially offset by gain on sale of assets. BCC’s revenues in 2017 were consistent with 2016.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations in 2018 decreased by $35 million primarily due to lower revenues. Earnings from operations in 2017 increased by $55 million primarily due to lower asset impairment and depreciation expenses.

Financial Position
The following table presents selected financial data for BCC as of December 31:

(Dollars in millions)	2018	2017
Customer financing and investment portfolio, net	$2,790	$3,003
Other assets, primarily cash and short-term investments	717	677
Total assets	$3,507	$3,680

Other liabilities, primarily deferred income taxes	$523	$653
Debt, including intercompany loans	2,487	2,523
Equity	497	504
Total liabilities and equity	$3,507	$3,680

Debt-to-equity ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at December 31, 2018 decreased from December 31, 2017, primarily due to $812 million of note payoffs, asset sales and portfolio run-off, partially offset by new volume.
Aircraft subject to leases with a carrying value of approximately $84 million are scheduled to be returned off lease during 2019. We are seeking to remarket these aircraft or have the leases extended.
BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Net earnings	$10,460	$8,458	$5,034
Non-cash items	2,578	2,636	2,540
Changes in working capital	2,284	2,252	2,922
Net cash provided by operating activities	15,322	13,346	10,496
Net cash used by investing activities	(4,621)	(2,058)	(3,378)
Net cash used by financing activities	(11,722)	(11,350)	(9,587)
Effect of exchange rate changes on cash and cash equivalents	(53)	80	(33)
Net (decrease) / increase in cash & cash equivalents, including restricted	(1,074)	18	(2,502)
Cash & cash equivalents, including restricted, at beginning of year	8,887	8,869	11,371
Cash & cash equivalents, including restricted, at end of year	$7,813	$8,887	$8,869
Operating Activities Net cash provided by operating activities was $15.3 billion during 2018, compared with $13.3 billion during 2017 and $10.5 billion in 2016. The increase of $2.0 billion in 2018 was primarily driven by higher earnings and lower spending on inventory, partially offset by lower advances. The increase of $2.9 billion in 2017 was primarily driven by higher advances more than offsetting inventory increases.

Advances and progress billings increased by $2.6 billion in 2018, increased by $4.7 billion in 2017 and decreased by $1.3 billion in 2016. During 2017, our discretionary contributions to our pension plans included $14.4 million shares of our common stock with an aggregate value of $3.5 billion and $0.5 billion in cash. Discretionary contributions to our pension plans were insignificant in 2018 and 2016.
Investing Activities Cash used by investing activities during 2018, 2017 and 2016 was $4.6 billion, $2.1 billion and $3.4 billion primarily due to acquisitions during the second half of 2018 and the timing of investments. Acquisitions net of cash acquired were $3.2 billion in 2018, compared with $0.3 billion in 2017 and 2016. Capital expenditures totaled $1.7 billion in both 2018 and 2017, down from $2.6 billion in 2016. We expect capital expenditures in 2019 to be higher than 2018. Net proceeds from investments was $0.3 billion in 2018 and insignificant in 2017, compared with net contributions to investments of $0.5 billion in 2016.
Financing Activities Cash used by financing activities was $11.7 billion during 2018, an increase of $0.4 billion compared with 2017 primarily due to higher dividend payments partially offset by higher net borrowings. Cash used by financing activities was $11.4 billion during 2017, an increase of $1.8 billion compared with 2016, primarily due to higher share repurchases and dividend payments. Net borrowings were $1.4 billion in 2018, $1.1 billion in 2017 and insignificant in 2016.
At December 31, 2018 and 2017 the recorded balance of debt was $13.8 billion and $11.1 billion of which $3.2 billion and $1.3 billion was classified as short-term. At December 31, 2018 and 2017 this included $2.5 billion of debt attributable to BCC, of which $0.5 billion and $0.9 billion were classified as short-term.
During 2018 and 2017 we repurchased 26.1 million and 46.1 million shares totaling $9.0 billion and $9.2 billion through our open market share repurchase program. In 2018 and 2017, we had 0.7 million shares transferred to us from employees for tax withholdings. At December 31, 2018, the amount available under the share repurchase plan, announced on December 17, 2018, totaled $20 billion.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that serves as a source of short-term liquidity. At December 31, 2018 and 2017, commercial paper borrowings totaling $1,895 million and $600 million, which were supported by unused commitments under the revolving credit agreement. We had no commercial paper borrowings in 2016. At December 31, 2018, we had $5.1 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $19.5 billion and $10.2 billion at December 31, 2018 and 2017. The increase primarily relates to commercial airplane orders received in 2018. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
In the event we require additional funding to support strategic business opportunities, our commercial aircraft financing commitments, unfavorable resolution of litigation or other loss contingencies, or other business requirements, we expect to meet increased funding requirements by issuing commercial paper or term debt. We believe our ability to access external capital resources should be sufficient to satisfy existing short-term and long-term commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year. However, there can be no assurance of the cost or availability of future borrowings under our commercial paper program or in the debt markets.
At December 31, 2018 and 2017, our pension plans were $15.3 billion and $16.4 billion underfunded as measured under GAAP. On an Employee Retirement Income Security Act (ERISA) basis our plans are 96% funded at December 31, 2018 with minimal required contributions in 2019. We do not expect to make contributions to our pension plans in 2019. We may be required to make higher contributions to our pension plans in future years.
At December 31, 2018, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Contractual Obligations
The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2018, and the estimated timing thereof.

(Dollars in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (including current portion)	$13,932	$3,137	$1,927	$1,326	$7,542
Interest on debt	6,458	523	891	752	4,292
Pension and other postretirement cash requirements	14,379	606	1,627	5,050	7,096
Capital lease obligations	164	58	75	20	11
Operating lease obligations	1,850	278	432	291	849
Purchase obligations not recorded on the Consolidated Statements of Financial Position	126,693	51,784	41,470	22,649	10,790
Purchase obligations recorded on the Consolidated Statements of Financial Position	19,900	19,076	716	80	28
Total contractual obligations (1)	$183,376	$75,462	$47,138	$30,168	$30,608

(1)
Excludes income tax matters. As of December 31, 2018, our net liability for income taxes payable, including uncertain tax positions of $2,412 million, was $2,392 million. For further discussion of income taxes, see Note 6 to our Consolidated Financial Statements. We are not able to reasonably estimate the timing of future cash flows related to uncertain tax positions.

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
Industrial Participation Agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology or skills transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our local operations there, placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2018, we incurred no such penalties. As of December 31, 2018, we have outstanding industrial participation agreements totaling $18.4 billion that extend through 2030. Purchase order commitments associated with industrial participation agreements are included in purchase obligations in the table above. To be eligible for such a purchase order commitment from us, a non-U.S. supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.

Commercial Commitments
The following table summarizes our commercial commitments outstanding as of December 31, 2018.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$3,761	$1,274	$1,703	$1	$783
Commercial aircraft financing commitments	19,462	2,331	6,216	5,189	5,726
Total commercial commitments	$23,223	$3,605	$7,919	$5,190	$6,509
Commercial aircraft financing commitments include commitments to provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns or refinancing with respect to delivered aircraft, based on estimated earliest potential funding dates. Based on historical experience, we anticipate that we will not be required to fund a significant portion of our financing commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required, particularly if the Export-Import Bank of the United States continues to be unable to, or does not, provide new financing support. See Note 14 to our Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 22 to our Consolidated Financial Statements.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $555 million at December 31, 2018. For additional information, see Note 14 to our Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 15 to our Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our Consolidated Financial Statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the FAS/CAS service cost adjustment. The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Core earnings per share excludes both the FAS/CAS service cost adjustment and non-operating pension and postretirement expenses. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to BCA and certain BGS businesses supporting commercial customers. Pension costs allocated to BDS and BGS businesses supporting government customers are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid.
The Pension FAS/CAS service cost adjustment recognized in earnings during 2018 was a benefit of $1,005 million, largely consistent with a benefit of $1,127 million in 2017 and $1,029 million in 2016. The non-operating pension expense included in Other income/(loss), net was a benefit of $143 million in 2018 and $117 million in 2017, compared with an expense of $327 million in 2016. The benefits in 2018 and 2017 reflect expected returns in excess of interest cost and amortization of actuarial losses. The expense in 2016 reflects the amortization of non-service costs previously capitalized as inventory in prior years, primarily interest cost and amortization of actuarial losses in excess of expected returns.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 21 of this Form 10-K and see Note 23 to our Consolidated Financial Statements. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)
Years ended December 31,	2018	2017	2016
Revenues	$101,127	$94,005	$93,496
Earnings from operations, as reported	$11,987	$10,344	$6,527
Operating margins	11.9%	11.0%	7.0%

Pension FAS/CAS service cost adjustment(1)	($1,005)	($1,127)	($1,029)
Postretirement FAS/CAS service cost adjustment(1)	($322)	($311)	($328)
FAS/CAS service cost adjustment(1)	($1,327)	($1,438)	($1,357)
Core operating earnings (non-GAAP)	$10,660	$8,906	$5,170
Core operating margins (non-GAAP)	10.5%	9.5%	5.5%

Diluted earnings per share, as reported	$17.85	$13.85	$7.83
Pension FAS/CAS service cost adjustment(1)	($1.71)	($1.84)	($1.60)
Postretirement FAS/CAS service cost adjustment(1)	($0.55)	($0.51)	($0.51)
Non-operating pension expense(2)	($0.24)	($0.19)	$0.51
Non-operating postretirement expense(2)	$0.17	$0.20	$0.23
Provision for deferred income taxes on adjustments (3)	$0.49	$0.82	$0.48
Core earnings per share (non-GAAP)	$16.01	$12.33	$6.94

Weighted average diluted shares (in millions)	586.2	610.7	643.8

(1)
FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating earnings (non-GAAP).

(2)
Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. These expenses are included in Other income/(loss), net and are excluded from Core earnings per share (non-GAAP).

(3)	The income tax impact is calculated using the U.S. corporate statutory tax rate.

Other
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended, require disclosure of certain activities, transactions or dealings relating to Iran that occurred during the period covered by this report. Disclosure is required even if the activities, transactions or dealings were conducted in compliance with applicable law. In connection with the U.S. withdrawal from the Joint Comprehensive Plan of Action (Iran Nuclear Agreement), we engaged in activities during the third quarter that were required to unwind and terminate all agreements with Iranian airlines entered into prior to the withdrawal. These activities were authorized by a license from the U.S. Office of Foreign Assets Control (OFAC), and generated no revenues or profits. In addition, during the fourth quarter Iran Aseman Airlines requested Boeing support, and we replied that the current laws of the United States do not permit Boeing to provide any services, parts, or aircraft without a license from OFAC.

Critical Accounting Policies
Accounting for long-term contracts
Substantially all contracts at BDS, certain military derivative aircraft contracts at BCA and certain contracts at BGS are long-term contracts. Our long-term contracts typically represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods and/or services and the significant service of integration that we provide.
Accounting for long-term contracts involves a judgmental process of estimating the total sales, costs, and profit for each performance obligation. Cost of sales is recognized as incurred and revenue is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales.
Due to the size, duration and nature of many of our long-term contracts, the estimation of total sales and costs through completion is complicated and subject to many variables. Total sales estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance, and price adjustment clauses (such as inflation or index-based clauses). The majority of these long-term contracts are with the U.S. government where the price is generally based on estimated cost to produce the product or service plus profit. Federal Acquisition Regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Total cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.
Revenue and cost estimates for all significant long-term contract performance obligations are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the performance obligation’s inception to date revenues, cost of sales and profit, in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss, which would be recorded immediately in earnings. For the years ended December 31, 2018 and 2016 net unfavorable cumulative catch-up adjustments, including reach-forward losses, across all long-term contracts decreased Earnings from operations by $190 million and $263 million. For the year ended December 31, 2017, net favorable cumulative catch-up adjustments, including reach-forward losses, across all long-term contracts increased Earnings from operations by $250 million.
Due to the significance of judgment in the estimation process described above, it is likely that materially different earnings could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all long-term contract performance obligations for all of 2018 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for the year by approximately $297 million. In addition, a number of our fixed price development contracts are in a reach-forward loss position. Changes to estimated losses are recorded immediately in earnings.
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
To ensure reliability in our estimates, we employ a rigorous estimating process that is reviewed and updated on a quarterly basis. Changes in estimates are normally recognized on a prospective basis; however, when estimated costs to complete a program exceed estimated revenues from undelivered units in the accounting quantity, a loss provision is recorded in the current period for the estimated loss on all undelivered units in the accounting quantity. For example, in 2016, we recorded a reach-forward loss of $1,258 million on the 747 program.
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
Due to the significance of judgment in the estimation process described above, it is reasonably possible that changes in underlying circumstances or assumptions could have a material effect on program gross margins. If the combined gross margin percentages for our commercial airplane programs had been estimated to be 1% higher or lower it would have a similar effect on the Commercial Airplane segment’s operating margins. For the year ended December 31, 2018, a 1% increase or decrease in operating margins for our Commercial Airplane segment would have a $607 million impact on operating earnings.
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
We completed our assessment of goodwill as of April 1, 2018 and determined that there is no impairment of goodwill. As of December 31, 2018, we estimated that the fair value of each reporting unit significantly exceeded its corresponding carrying value. Changes in our forecasts, or decreases in the value of our common stock could cause book values of certain operations to exceed their fair values which may result in goodwill impairment charges in future periods.
As of December 31, 2018 and 2017, we had $490 million of indefinite-lived intangible assets related to the Jeppesen and Aviall brand and trade names acquired in business combinations. We test these intangibles for impairment by comparing their carrying value to current projections of discounted cash flows attributable to the brand and trade names. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment. A 10% decrease in the discounted cash flows would not impact the carrying value of these indefinite-lived intangible assets.
Pension Plans
The majority of our employees have earned benefits under defined benefit pension plans. Nonunion and the majority of union employees that had participated in defined benefit pension plans transitioned to a company-funded defined contribution retirement savings plan in 2016. Additional union employees transitioned to company-funded defined contribution retirement savings plans effective January 1, 2019. Accounting rules require an annual measurement of our projected obligation and plan assets. These measurements are based upon several assumptions, including the discount rate and the expected long-term rate of asset return. Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligation and Shareholders’ equity.

The following table shows the sensitivity of our pension plan liability and net periodic cost to a 25 basis point change in the discount rate as of December 31, 2018.

(Dollars in millions)	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans
Projected benefit obligation	($1,947)	$2,408
Net periodic pension cost	(30)	29
Pension cost is also sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2018 net periodic pension cost by $154 million.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations, and customer financing assets and liabilities. Additionally, BCC uses interest rate swaps with certain debt obligations to manage exposure to interest rate changes. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes. As of December 31, 2018, the impact over the next 12 months of a 100 basis point rise in interest rates to our pre-tax earnings would not be significant. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2018, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized losses by $262 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries
Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2018	2017	2016
Sales of products	$90,229	$83,740	$83,198
Sales of services	10,898	10,265	10,298
Total revenues	101,127	94,005	93,496

Cost of products	(72,922)	(68,879)	(71,013)
Cost of services	(8,499)	(7,663)	(7,954)
Boeing Capital interest expense	(69)	(70)	(59)
Total costs and expenses	(81,490)	(76,612)	(79,026)
	19,637	17,393	14,470
Income from operating investments, net	111	204	303
General and administrative expense	(4,567)	(4,095)	(3,613)
Research and development expense, net	(3,269)	(3,179)	(4,626)
Gain/(loss) on dispositions, net	75	21	(7)
Earnings from operations	11,987	10,344	6,527
Other income/(loss), net	92	123	(438)
Interest and debt expense	(475)	(360)	(306)
Earnings before income taxes	11,604	10,107	5,783
Income tax expense	(1,144)	(1,649)	(749)
Net earnings	$10,460	$8,458	$5,034

Basic earnings per share	$18.05	$14.03	$7.92

Diluted earnings per share	$17.85	$13.85	$7.83
See Notes to the Consolidated Financial Statements on pages 54 – 113.

The Boeing Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Net earnings	$10,460	$8,458	$5,034
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(86)	128	(104)
Unrealized gain/(loss) on certain investments, net of tax of ($1), ($1) and $1	2	1	(2)
Derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $40, ($66), and $4	(146)	119	(8)
Reclassification adjustment for loss included in net earnings, net of tax of ($8), ($28), and ($43)	30	52	78
Total derivative instruments, net of tax	(116)	171	70
Defined benefit pension plans & other postretirement benefits:
Net actuarial gain/(loss) arising during the period, net of tax of ($105), $248, and $752	384	(495)	(1,365)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($242), ($272), and ($288)	878	542	524
Settlements and curtailments included in net income, net of tax of ($2), $0, and ($7)	8		14
Pension and postretirement benefit/(cost) related to our equity method investments, net of tax ($6), $5, and ($7)	22	(11)	12
Amortization of prior service credits included in net periodic pension cost, net of tax of $39, $59, and $31	(143)	(117)	(57)
Prior service cost arising during the period, net of tax of ($94), ($14), and ($18)	341	28	33
Total defined benefit pension plans & other postretirement benefits, net of tax	1,490	(53)	(839)
Other comprehensive income/(loss), net of tax	1,290	247	(875)
Comprehensive loss related to noncontrolling interests	(21)	(2)	(1)
Comprehensive income, net of tax	$11,729	$8,703	$4,158
See Notes to the Consolidated Financial Statements on pages 54 – 113.

The Boeing Company and Subsidiaries
Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2018	2017
Assets
Cash and cash equivalents	$7,637	$8,813
Short-term and other investments	927	1,179
Accounts receivable, net	3,879	2,894
Unbilled receivables, net	10,025	8,194
Current portion of customer financing, net	460	309
Inventories	62,567	61,388
Other current assets	2,335	2,417
Total current assets	87,830	85,194
Customer financing, net	2,418	2,756
Property, plant and equipment, net	12,645	12,672
Goodwill	7,840	5,559
Acquired intangible assets, net	3,429	2,573
Deferred income taxes	284	321
Investments	1,087	1,260
Other assets, net of accumulated amortization of $503 and $482	1,826	2,027
Total assets	$117,359	$112,362
Liabilities and equity
Accounts payable	$12,916	$12,202
Accrued liabilities	14,808	13,069
Advances and progress billings	50,676	48,042
Short-term debt and current portion of long-term debt	3,190	1,335
Total current liabilities	81,590	74,648
Deferred income taxes	1,736	2,188
Accrued retiree health care	4,584	5,545
Accrued pension plan liability, net	15,323	16,471
Other long-term liabilities	3,059	2,015
Long-term debt	10,657	9,782
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	6,768	6,804
Treasury stock, at cost	(52,348)	(43,454)
Retained earnings	55,941	49,618
Accumulated other comprehensive loss	(15,083)	(16,373)
Total shareholders’ equity	339	1,656
Noncontrolling interests	71	57
Total equity	410	1,713
Total liabilities and equity	$117,359	$112,362
See Notes to the Consolidated Financial Statements on pages 54 – 113.

The Boeing Company and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Cash flows – operating activities:
Net earnings	$10,460	$8,458	$5,034
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	202	202	190
Depreciation and amortization	2,114	2,047	1,889
Investment/asset impairment charges, net	93	113	90
Customer financing valuation (benefit)/expense	(3)	2	(7)
(Gain)/loss on dispositions, net	(75)	(21)	7
Other charges and credits, net	247	293	371
Changes in assets and liabilities –
Accounts receivable	(795)	(840)	326
Unbilled receivables	(1,826)	(1,600)	792
Advances and progress billings	2,636	4,700	(1,362)
Inventories	568	(1,403)	4,004
Other current assets	98	(19)	(200)
Accounts payable	2	130	622
Accrued liabilities	1,117	335	312
Income taxes receivable, payable and deferred	(180)	656	(734)
Other long-term liabilities	87	94	(68)
Pension and other postretirement plans	(153)	(582)	153
Customer financing, net	120	1,041	(662)
Other	610	(260)	(261)
Net cash provided by operating activities	15,322	13,346	10,496
Cash flows – investing activities:
Property, plant and equipment additions	(1,722)	(1,739)	(2,613)
Property, plant and equipment reductions	120	92	38
Acquisitions, net of cash acquired	(3,230)	(324)	(297)
Contributions to investments	(2,607)	(3,569)	(1,719)
Proceeds from investments	2,898	3,607	1,206
Purchase of distribution rights	(69)	(131)
Other	(11)	6	7
Net cash used by investing activities	(4,621)	(2,058)	(3,378)
Cash flows – financing activities:
New borrowings	8,548	2,077	1,325
Debt repayments	(7,183)	(953)	(1,359)
Repayments of distribution rights and other asset financing			(24)
Contributions from noncontrolling interests	35
Stock options exercised	81	311	321
Employee taxes on certain share-based payment arrangements	(257)	(132)	(93)
Common shares repurchased	(9,000)	(9,236)	(7,001)
Dividends paid	(3,946)	(3,417)	(2,756)
Net cash used by financing activities	(11,722)	(11,350)	(9,587)
Effect of exchange rate changes on cash and cash equivalents	(53)	80	(33)
Net (decrease) / increase in cash & cash equivalents, including restricted	(1,074)	18	(2,502)
Cash & cash equivalents, including restricted, at beginning of year	8,887	8,869	11,371
Cash & cash equivalents, including restricted, at end of year	7,813	8,887	8,869
Less restricted cash & cash equivalents, included in Investments	176	74	68
Cash and cash equivalents at end of year	$7,637	$8,813	$8,801
See Notes to the Consolidated Financial Statements on pages 54 – 113.

The Boeing Company and Subsidiaries
Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total
Balance at January 1, 2016	$5,061	$4,834	($29,568)	$39,657	($12,748)	$62	$7,298
Net earnings				5,034		(1)	5,033
Other comprehensive income, net of tax of $425					(875)		(875)
Share-based compensation and related dividend equivalents		244		(35)			209
Excess tax pools		(84)					(84)
Treasury shares issued for stock options exercised, net		(63)	383				320
Treasury shares issued for other share-based plans, net		(169)	89				(80)
Common shares repurchased			(7,001)				(7,001)
Cash dividends declared ($4.69 per share)				(2,902)			(2,902)
Changes in noncontrolling interests						(1)	(1)
Balance at December 31, 2016	$5,061	$4,762	($36,097)	$41,754	($13,623)	$60	$1,917
Net earnings				8,458		(2)	8,456
Impact of ASU 2018-02				2,997	(2,997)		—
Other comprehensive loss, net of tax of ($69)					247		247
Share-based compensation and related dividend equivalents		238		(35)			203
Treasury shares issued for stock options exercised, net		(88)	399				311
Treasury shares issued for other share-based plans, net		(190)	62				(128)
Treasury shares contributed to pension plans		2,082	1,418				3,500
Common shares repurchased			(9,236)				(9,236)
Cash dividends declared ($5.97 per share)				(3,556)			(3,556)
Changes in noncontrolling interests						(1)	(1)
Balance at December 31, 2017	$5,061	$6,804	($43,454)	$49,618	($16,373)	$57	$1,713
Net earnings				10,460		(21)	10,439
Other comprehensive income, net of tax of ($379)					1,290		1,290
Share-based compensation and related dividend equivalents		238		(36)			202
Treasury shares issued for stock options exercised, net		(45)	126				81
Treasury shares issued for other share-based plans, net		(229)	(20)				(249)
Common shares repurchased			(9,000)				(9,000)
Cash dividends declared ($7.19 per share)				(4,101)			(4,101)
Changes in noncontrolling interests						35	35
Balance at December 31, 2018	$5,061	$6,768	($52,348)	$55,941	($15,083)	$71	$410
See Notes to the Consolidated Financial Statements on pages 54 – 113.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2018	2017	2016
Revenues:
Commercial Airplanes	$60,715	$58,014	$59,378
Defense, Space & Security	23,195	20,561	20,180
Global Services	17,018	14,581	13,819
Boeing Capital	274	307	298
Unallocated items, eliminations and other	(75)	542	(179)
Total revenues	$101,127	$94,005	$93,496
Earnings from operations:
Commercial Airplanes	$7,879	$5,452	$1,981
Defense, Space & Security	1,594	2,193	1,678
Global Services	2,522	2,246	2,159
Boeing Capital	79	114	59
Segment operating profit	12,074	10,005	5,877
Unallocated items, eliminations and other	(1,414)	(1,099)	(707)
FAS/CAS service cost adjustment	1,327	1,438	1,357
Earnings from operations	11,987	10,344	6,527
Other income/(loss), net	92	123	(438)
Interest and debt expense	(475)	(360)	(306)
Earnings before income taxes	11,604	10,107	5,783
Income tax expense	(1,144)	(1,649)	(749)
Net earnings	$10,460	$8,458	$5,034

This information is an integral part of the Notes to the Consolidated Financial Statements. See Note 23 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Years ended December 31, 2018, 2017 and 2016
(Dollars in millions, except per share data)
Note 1 – Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing,” the “Company,” “we,” “us,” or “our”). These statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. All significant intercompany accounts and transactions have been eliminated. As described in Note 23, effective July 1, 2017, we now operate in four reportable segments: Commercial Airplanes (BCA); Defense, Space & Security (BDS), Global Services (BGS), and Boeing Capital (BCC). Amounts in prior periods have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Operating Cycle
For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year.
Standards Issued and Implemented
In the first quarter of 2018, we adopted the following Accounting Standards Updates (ASUs): ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2017-07,Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash; ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
The impact of the adoption of these standards to our Consolidated Financial Statements is presented in Note 2 and the additional disclosures are shown in Notes 9 and 23.
ASU 2014-09 In the first quarter of 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method. Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services.
Most of our defense contracts at our BDS and BGS segments and certain military derivative aircraft contracts at our BCA segment now recognize revenue under the new standard as costs are incurred. Under previous GAAP, revenue was generally recognized when deliveries were made, performance milestones were attained, or as costs were incurred. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition or the use of program accounting for commercial airplane contracts in our BCA business. We continue to recognize revenue for these contracts at the point in time when the customer accepts delivery of the airplane. The adoption resulted in a cumulative adjustment to increase Retained earnings by $901 at January 1, 2016, an increase of $139 to Net earnings for the year ended December 31, 2016, and an increase of $261 to Net earnings for the year ended December 31, 2017.
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
Net cumulative catch-up adjustments to prior years' revenue and earnings, including certain reach-forward losses, across all long-term contracts were as follows:

	2018	2017	2016
Increase to Revenue	$137	$559	$394
Increase/(decrease) to Earnings from Operations	($190)	$250	($263)
Increase/(decrease) to Diluted EPS	($0.29)	$0.34	($0.36)
Significant adjustments during the three years ended December 31, 2018 included reach-forward losses of $736, $445 and $1,127 on the USAF KC-46A Tanker contract recorded during 2018, 2017 and 2016.

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
Reinsurance Revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $145, $141 and $147 during 2018, 2017 and 2016, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $136, $144 and $139 during 2018, 2017 and 2016, respectively. Revenues and costs are presented net in Cost of sales in the Consolidated Statements of Operations.
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
Research and Development
Research and development includes costs incurred for experimentation, design, and testing, as well as bid and proposal efforts related to government products and services which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our contract accounting policy. We have certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues. Research and development expense included bid and proposal costs of $234, $288 and $311 in 2018, 2017 and 2016, respectively.
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
Postretirement Plans
The majority of our employees have earned benefits under defined benefit pension plans. Nonunion and the majority of union employees that had participated in defined benefit pension plans transitioned to a company-funded defined contribution retirement savings plan in 2016. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). A portion of the service cost component of net periodic pension and other postretirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period. Actuarial gains and losses, which occur when actual experience differs from actuarial assumptions, are reflected in Shareholders’ equity (net of taxes). If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities we amortize them over the average future service period of employees. The funded status of our pension and postretirement plans is reflected on the Consolidated Statements of Financial Position.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank where conditions for right of set-off are met, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $127 and $116 at December 31, 2018 and 2017.
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
Precontract Costs
We may, from time to time, incur costs in excess of the amounts required for existing contracts. If we determine the costs are probable of recovery from future orders, then we capitalize the precontract costs we incur, excluding start-up costs which are expensed as incurred. Capitalized precontract costs are included in Inventories in the accompanying Consolidated Statements of Financial Position. Should future orders not materialize or we determine the costs are no longer probable of recovery, the capitalized costs would be written off.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, including applicable construction-period interest, less accumulated depreciation and are depreciated principally over the following estimated useful lives: new buildings and land improvements, from 10 to 40 years; and new machinery and equipment, from 4 to 20 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years’ digits. Capitalized internal use software is included in Other assets and amortized using the straight line method over 5 years. Capitalized software as a service is included in Other assets and amortized using the straight line method over the term of the hosting arrangement which is typically no greater than 5 years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including assets that may be subject to a management plan for disposition.
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
Available-for-sale debt securities include commercial paper, U.S. government agency securities, and corporate debt securities. Available-for-sale debt securities are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Realized gains and losses on available-for-sale debt securities are recognized based on the specific identification method. Available-for-sale debt securities are assessed for impairment quarterly.
The equity method of accounting is used to account for investments for which we have the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20% and 50%. The cumulative earnings approach is used for cash flow classification of distributions received from equity method investments.

Other Equity investments are recorded at fair value, with gains and losses recorded through net earnings. Equity investments without readily determinable fair value are measured at cost, less impairments, plus or minus observable price changes. Equity investments without readily determinable fair value are assessed for impairment quarterly.
We classify investment income and loss on our Consolidated Statements of Operations based on whether the investment is operating or non-operating in nature. Operating investments align strategically and are integrated with our operations. Earnings from operating investments, including our share of income or loss from equity method investments, dividend income from other equity investments, and any impairments or gain/loss on the disposition of these investments, are recorded in Income from operating investments, net. Non-operating investments are those we hold for non-strategic purposes. Earnings from non-operating investments, including interest and dividends on marketable securities, and any impairments or gain/loss on the disposition of these investments are recorded in Other income/(loss), net.
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
Warranties
In conjunction with certain product sales, we provide warranties that cover factors such as non-conformance to specifications and defects in material and design. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a 3 to 4-year standard warranty for systems, accessories, equipment, parts, and software manufactured by us or manufactured to certain standards under our authorization. These warranties are included in the programs’ estimate at completion. On occasion we have made commitments beyond the standard warranty obligation to correct fleet-wide major issues of a particular model, resulting in additional accrued warranty expense. Warranties issued by our BDS segment principally relate to sales of military aircraft and weapons hardware and are included in the contract cost estimates. These sales are generally accompanied by a six month to two-year warranty period and cover systems, accessories, equipment, parts, and software manufactured by us to certain contractual specifications. Estimated costs related to standard warranties are recorded in the period in which the related product delivery occurs. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. Estimated costs of these additional warranty issues are considered changes to the initial liability estimate.
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
The impact to our Consolidated Financial Statements as a result of adopting these standards was as follows:

Consolidated Statements of Operations

Years ended December 31	2017			2016
(Dollars in millions, except per share data)	Reported	Impact of New Standards	Restated	Reported	Impact of New Standards	Restated
Sales of products	$83,204	$536	$83,740	$84,399	($1,201)	$83,198
Sales of services	10,188	77	10,265	10,172	126	10,298
Total revenues	93,392	613	94,005	94,571	(1,075)	93,496

Cost of products	(68,365)	(514)	(68,879)	(72,713)	1,700	(71,013)
Cost of services	(7,631)	(32)	(7,663)	(8,018)	64	(7,954)
Boeing Capital interest expense	(70)		(70)	(59)		(59)
Total costs and expenses	(76,066)	(546)	(76,612)	(80,790)	1,764	(79,026)
	17,326	67	17,393	13,781	689	14,470
Income from operating investments, net	204		204	303		303
General and administrative expense	(4,094)	(1)	(4,095)	(3,616)	3	(3,613)
Research and development expense, net	(3,179)		(3,179)	(4,627)	1	(4,626)
Gain/(loss) on dispositions, net	21		21	(7)		(7)
Earnings from operations	10,278	66	10,344	5,834	693	6,527
Other income/(loss), net	129	(6)	123	40	(478)	(438)
Interest and debt expense	(360)		(360)	(306)		(306)
Earnings before income taxes	10,047	60	10,107	5,568	215	5,783
Income tax expense	(1,850)	201	(1,649)	(673)	(76)	(749)
Net earnings	$8,197	$261	$8,458	$4,895	$139	$5,034

Basic earnings per share	$13.60	$0.43	$14.03	$7.70	$0.22	$7.92

Diluted earnings per share	$13.43	$0.42	$13.85	$7.61	$0.22	$7.83

Consolidated Statement of Financial Position

(Dollars in millions)	December 31, 2017
Assets	Reported	Impact of New Standards	Restated
Cash and cash equivalents	$8,813		$8,813
Short-term and other investments	1,179		1,179
Accounts receivable, net	10,516	($7,622)	2,894
Unbilled receivables, net		8,194	8,194
Current portion of customer financing, net	309		309
Inventories	44,344	17,044	61,388
Other current assets		2,417	2,417
Total current assets	65,161	20,033	85,194
Customer financing, net	2,740	16	2,756
Property, plant and equipment, net	12,672		12,672
Goodwill	5,559		5,559
Acquired intangible assets, net	2,573		2,573
Deferred income taxes	341	(20)	321
Investments	1,260		1,260
Other assets, net of accumulated amortization	2,027		2,027
Total assets	$92,333	$20,029	$112,362
Liabilities and equity
Accounts payable	$12,202		$12,202
Accrued liabilities	15,292	($2,223)	13,069
Advances and billings in excess of related costs	27,440	(27,440)
Advances and progress billings		48,042	48,042
Short-term debt and current portion of long-term debt	1,335		1,335
Total current liabilities	56,269	18,379	74,648
Deferred income taxes	1,839	349	2,188
Accrued retiree health care	5,545		5,545
Accrued pension plan liability, net	16,471		16,471
Other long-term liabilities	2,015		2,015
Long-term debt	9,782		9,782
Shareholders’ equity:
Common stock	5,061		5,061
Additional paid-in capital	6,804		6,804
Treasury stock, at cost	(43,454)		(43,454)
Retained earnings	45,320	4,298	49,618
Accumulated other comprehensive loss	(13,376)	(2,997)	(16,373)
Total shareholders’ equity	355	1,301	1,656
Noncontrolling interests	57		57
Total equity	412	1,301	1,713
Total liabilities and equity	$92,333	$20,029	$112,362

Consolidated Statements of Cash Flows

Years ended December 31	2017			2016
(Dollars in millions)	Reported	Impact of New Standards	Restated	Reported	Impact of New Standards	Restated
Cash flows - operating activities:
Net earnings	$8,197	$261	$8,458	$4,895	$139	$5,034
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items -
Share-based plans expense	202		202	190		190
Depreciation and amortization	2,069	(22)	2,047	1,910	(21)	1,889
Investment/asset impairment charges, net	113		113	90		90
Customer financing valuation expense/(benefit)	2		2	(7)		(7)
(Gain)/loss on dispositions, net	(21)		(21)	7		7
Other charges and credits, net	287	6	293	369	2	371
Changes in assets and liabilities -
Accounts receivable	(1,821)	981	(840)	112	214	326
Unbilled receivables		(1,600)	(1,600)		792	792
Advances and progress billings		4,700	4,700		(1,362)	(1,362)
Inventories	(1,085)	(318)	(1,403)	3,755	249	4,004
Other current assets		(19)	(19)		(200)	(200)
Accounts payable	130		130	622		622
Accrued liabilities	573	(238)	335	726	(414)	312
Advances and billings in excess of related costs	3,570	(3,570)		(493)	493
Income taxes receivable, payable and deferred	857	(201)	656	(810)	76	(734)
Other long-term liabilities	94		94	(68)		(68)
Pension and other postretirement plans	(582)		(582)	153		153
Customer financing, net	1,017	24	1,041	(696)	34	(662)
Other	(258)	(2)	(260)	(256)	(5)	(261)
Net cash provided by operating activities	13,344	2	13,346	10,499	(3)	10,496
Cash flows - investing activities:
Property, plant and equipment additions	(1,739)		(1,739)	(2,613)		(2,613)
Property, plant and equipment reductions	92		92	38		38
Acquisitions, net of cash acquired	(324)		(324)	(297)		(297)
Contributions to investments	(3,601)	32	(3,569)	(1,719)		(1,719)
Proceeds from investments	3,639	(32)	3,607	1,209	(3)	1,206
Purchase of distribution rights	(131)		(131)
Other	2	4	6	2	5	7
Net cash used by investing activities	(2,062)	4	(2,058)	(3,380)	2	(3,378)
Cash flows - financing activities:
New borrowings	2,077		2,077	1,325		1,325
Debt repayments	(953)		(953)	(1,359)		(1,359)
Repayments of distribution rights and other asset financing				(24)		(24)
Stock options exercised	311		311	321		321
Employee taxes on certain share-based payment arrangements	(132)		(132)	(93)		(93)
Common shares repurchased	(9,236)		(9,236)	(7,001)		(7,001)
Dividends paid	(3,417)		(3,417)	(2,756)		(2,756)
Net cash used by financing activities	(11,350)		(11,350)	(9,587)		(9,587)
Effect of exchange rate changes on cash & cash equivalents, including restricted	80		80	(33)		(33)
Net increase/(decrease) in cash & cash equivalents, including restricted	12	6	18	(2,501)	(1)	(2,502)
Cash & cash equivalents, including restricted*, at beginning of year	8,801	68	8,869	11,302	69	11,371
Cash & cash equivalents, including restricted*, at end of year	8,813	74	8,887	8,801	$68	8,869
Less restricted cash & cash equivalents, included in Investments			74			68
Cash and cash equivalents at end of year			$8,813			$8,801
* Reported balance excludes restricted amounts

Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2016, as reported	$5,061	$4,834	($29,568)	$38,756	($12,748)	$62	$6,397
Cumulative Impact of Topic 606 at 1/1/2016				901			901
Balance at January 1, 2016, as restated	$5,061	$4,834	($29,568)	$39,657	($12,748)	$62	7,298

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2017, as reported	$5,061	$4,762	($36,097)	$40,714	($13,623)	$60	$877
Cumulative Impact of Topic 606 at 1/1/2016				901			901
Impact of Topic 606 on 2016 earnings				139			139
Balance at January 1, 2017, as restated	$5,061	$4,762	($36,097)	$41,754	($13,623)	$60	$1,917

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at December 31, 2017, as reported	$5,061	$6,804	($43,454)	$45,320	($13,376)	$57	$412
Cumulative Impact of Topic 606 at 1/1/2016				901			901
Impact of Topic 606 on 2016 earnings				139			139
Impact of Topic 606 on 2017 earnings				261			261
Total impact of ASC 606 through December 31, 2017				1,301			1,301
Impact of ASU 2018-02				2,997	(2,997)
Balance at December 31, 2017, as restated	$5,061	$6,804	($43,454)	$49,618	($16,373)	$57	$1,713

Note 3 – Acquisitions and Joint Ventures
KLX Inc.
On October 9, 2018, we acquired all the outstanding shares of KLX Inc. (KLX). KLX is a global provider of aviation parts and services in the aerospace industry. Its capabilities include distribution and supply chain services. The KLX acquisition is intended to accelerate growth in our services business by allowing Boeing to offer commercial, defense, business and general aviation customers a broader range of offerings. The results of KLX’s operations have been included in our Global Services segment from the acquisition date. KLX’s revenues and earnings from operations from October 9, 2018 through December 31, 2018 were $356 and $50.

The preliminary allocation of the purchase price was as follows:

Cash and cash equivalents	$225
Accounts receivable	260
Inventories	1,321
Other current assets	41
Property, plant & equipment	36
Goodwill	2,110
Intangible assets	965
Other assets	65
Current liabilities	(347)
Other long-term liabilities	(180)
Long-term debt	(1,210)
Total net assets acquired	$3,286

The goodwill has been allocated to the Global Services and Commercial Airplanes segments based on revenue synergies expected to be realized from the integration of KLX’s products and services and expected cost synergies primarily resulting from the consolidation of procurement spending and functional support. Approximately $533 of the acquired goodwill and intangible assets is deductible for tax purposes. The acquired intangible assets primarily relate to customer and supplier relationships and have a weighted-average useful life of 17.5 years.

Strategic Partnership with Embraer
On July 5, 2018, we and Embraer S.A. (Embraer) announced the signing of a Memorandum of Understanding to establish a strategic partnership between the two companies. On December 17, 2018, the terms of the strategic partnership were agreed by both companies. The agreed terms define the joint venture comprising the commercial aircraft and services operations of Embraer, in which Boeing will acquire an 80 percent ownership stake for $4.2 billion. The companies have also agreed to the terms of another joint venture to promote and develop new markets for the multi-mission medium airlift KC-390, in which Boeing will hold a 49 percent ownership stake. On January 10, 2019, the Government of Brazil reviewed the terms of the strategic partnership and advised it would not exercise its Golden Share veto power, allowing the transaction to move forward. On January 11, 2019, the Embraer Board of Directors ratified its prior approval of the strategic partnership and authorized execution of the definitive transaction documents. On January 24, 2019, the definitive transaction documents were executed. The transaction remains subject to Embraer shareholder and regulatory approvals, as well as other customary closing conditions. Assuming approvals are received in a timely manner, the transaction is intended to close by the end of 2019. If the transaction is not completed due to failure to obtain antitrust approvals, we would be required to pay a termination fee of $100.
Note 4 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2018 and 2017 were as follows:

	Commercial Airplanes	Defense, Space & Security	Global Services	Total
Balance at January 1, 2017	$992	$2,854	$1,478	$5,324
Acquisitions		220		220
Goodwill adjustments			15	15
Balance at December 31, 2017	$992	$3,074	$1,493	$5,559
KLX Acquisition	249		1,861	2,110
Other Acquisitions		180	3	183
Goodwill adjustments			(12)	(12)
Balance at December 31, 2018	$1,241	$3,254	$3,345	$7,840

As of December 31, 2018 and 2017, we had indefinite-lived intangible assets with carrying amounts of $490 relating to trade names.
The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$2,879	$1,101	$2,445	$943
Product know-how	536	324	522	298
Customer base	1,284	523	650	479
Developed technology	595	439	556	406
Other	218	186	213	177
Total	$5,512	$2,573	$4,386	$2,303

Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2018 and 2017 was $272 and $240. Estimated amortization expense for the five succeeding years is as follows:

	2019	2020	2021	2022	2023
Estimated amortization expense	$333	$306	$299	$285	$266
During 2018 and 2017 we acquired $1,133 and $298 of finite-lived intangible assets, of which $0 and $55 related to non-cash investing and financing transactions.

Note 5 – Earnings Per Share
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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)
Years ended December 31,	2018	2017	2016
Net earnings	$10,460	$8,458	$5,034
Less: earnings available to participating securities	7	6	3
Net earnings available to common shareholders	$10,453	$8,452	$5,031
Basic
Basic weighted average shares outstanding	579.9	603.2	636.5
Less: participating securities	0.7	0.7	1.0
Basic weighted average common shares outstanding	579.2	602.5	635.5
Diluted
Basic weighted average shares outstanding	579.9	603.2	636.5
Dilutive potential common shares(1)	6.3	7.5	7.3
Diluted weighted average shares outstanding	586.2	610.7	643.8
Less: participating securities	0.7	0.7	1.0
Diluted weighted average common shares outstanding	585.5	610.0	642.8
Net earnings per share:
Basic	$18.05	$14.03	$7.92
Diluted	17.85	13.85	7.83

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)
Years ended December 31,	2018	2017	2016
Performance awards	2.5	4.1	6.5
Performance-based restricted stock units	0.3	0.5	2.5

Note 6 – Income Taxes
The components of earnings before income taxes were:

Years ended December 31,	2018	2017	2016
U.S.	$11,166	$9,660	$5,386
Non-U.S.	438	447	397
Total	$11,604	$10,107	$5,783

Income tax expense/(benefit) consisted of the following:

Years ended December 31,	2018	2017	2016
Current tax expense
U.S. federal	$1,873	$1,276	$1,193
Non-U.S.	169	149	133
U.S. state	97	23	15
Total current	2,139	1,448	1,341
Deferred tax expense
U.S. federal	(996)	204	(544)
Non-U.S.	(4)	3	(4)
U.S. state	5	(6)	(44)
Total deferred	(995)	201	(592)
Total income tax expense	$1,144	$1,649	$749

Net income tax payments were $1,326, $896 and $1,460 in 2018, 2017 and 2016, respectively.
The following is a reconciliation of the U.S. federal statutory tax rate to our effective income tax rates:

Years ended December 31,	2018	2017	2016
U.S. federal statutory tax	21.0%	35.0%	35.0%
Foreign derived intangible income(1)	(4.7)
Federal audit settlements(2)	(3.6)		(3.1)
Research and development credits	(1.8)	(1.6)	(5.0)
Excess tax benefits(3)	(1.6)	(2.1)	(1.8)
Other provision adjustments	1.3	(0.2)	(0.3)
Impact of Tax Cuts and Jobs Act(4)	(1.0)	(12.6)
Tax on non-US activities	0.3	(0.9)	(0.5)
Tax basis adjustment(5)			(7.6)
U.S. manufacturing activity tax benefit		(1.3)	(3.7)
Effective income tax rate	9.9%	16.3%	13.0%

(1)
On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted. The TCJA revised the U.S. corporate income tax by, among other things, lowering the rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system and imposing a one-time tax on deemed repatriated earnings of non-U.S. subsidiaries. The TCJA also enacted provisions which effectively apply a lower U.S. tax rate to intangible income derived from serving non-U.S. markets. In 2018, we recorded a $549 tax benefit related to foreign derived intangible income.

(2)	In the third quarter of 2018, we recorded a tax benefit of $412 related to the settlement of the 2013-2014 federal tax audit. In the third quarter of 2016, a tax benefit of $177 was recorded related to the settlement of the 2011-2012 federal tax audit.

(3)	In 2018, 2017 and 2016, we recorded excess tax benefits related to employee share-based payments of $181, $207 and $105.

(4)
In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 (SAB 118), in the fourth quarter of 2017, we recorded provisional tax benefits of $1,430 related to the remeasurement of our net U.S. deferred tax liabilities to reflect the reduction in the corporate tax rate and a provisional tax expense of $159 related to tax on non-U.S. activities resulting from the TCJA. During the fourth quarter of 2018 and in accordance with SAB 118, the Company completed its accounting for the provisional amounts recognized at December 31, 2017 and recorded an incremental benefit related to refinements to these provisional amounts which was not significant.

(5)
In the third quarter of 2016, we recorded incremental tax benefits of $440 related to the application of a 2012 Federal Court of Claims decision which held that the tax basis in certain assets could be increased (tax basis adjustment).

Significant components of our deferred tax (liabilities)/assets at December 31 were as follows:

	2018	2017
Inventory and long-term contract methods of income recognition	(5,422)	(6,459)
Pension benefits	3,344	3,565
Fixed assets, intangibles and goodwill (net of valuation allowance of $16 and $16)	(1,616)	(1,253)
Retiree health care benefits	1,124	1,304
Other employee benefits	873	847
Accrued expenses and reserves	411	334
Customer and commercial financing	(309)	(369)
Net operating loss, credit and capital loss carryovers (net of valuation allowance of $77 and $53)(1)	258	299
Other	(115)	(135)
Net deferred tax (liabilities)/assets(2)	($1,452)	($1,867)

(1)	Of the deferred tax asset for net operating loss and credit carryovers, $244 expires on or before December 31, 2037 and $14 may be carried over indefinitely.

(2)	Included in the net deferred tax (liabilities)/assets as of December 31, 2018 and 2017 are deferred tax assets in the amounts of $4,275 and $4,636 related to Accumulated other comprehensive loss.
Net deferred tax (liabilities)/assets at December 31 were as follows:

	2018	2017
Deferred tax assets	$8,835	$8,399
Deferred tax liabilities	(10,194)	(10,197)
Valuation allowance	(93)	(69)
Net deferred tax (liabilities)/assets	($1,452)	($1,867)

The deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
In accordance with U.S. GAAP, the Company has made an accounting policy election to treat Global Intangible Low Tax Income (GILTI) as a current year tax expense in the period in which it is incurred.

Therefore, we have not provided any deferred tax impacts of GILTI in our Consolidated Financial Statements for the year ended December 31, 2018.
The TCJA one-time repatriation tax and GILTI liabilities effectively taxed the undistributed earnings previously deferred from U.S. income taxes. We have not provided for foreign withholding tax on the undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be indefinitely reinvested. If such earnings were to be distributed, any foreign withholding tax would not be significant.
As of December 31, 2018 and 2017, the amounts accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position were not significant. The amounts of interest included in the Consolidated Statements of Operations were not significant for the years ended December 31, 2018, 2017 and 2016.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
Unrecognized tax benefits – January 1	$1,736	$1,557	$1,617
Gross increases – tax positions in prior periods	87	3	17
Gross decreases – tax positions in prior periods	(410)	(44)	(348)
Gross increases – current-period tax positions	1,208	220	344
Settlements	(206)		(73)
Statute Lapse	(3)
Unrecognized tax benefits – December 31	$2,412	$1,736	$1,557

As of December 31, 2018, 2017 and 2016, the total amount of unrecognized tax benefits was $2,412, $1,736 and $1,557, respectively, of which $1,405, $1,568 and $1,402 would affect the effective tax rate, if recognized. As of December 31, 2018, these amounts are primarily associated with uncertainties in the TCJA and the amount of research tax credits claimed. Also included in these amounts are accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed.
Federal income tax audits have been settled for all years prior to 2015. The Internal Revenue Service (IRS) is expected to begin the 2015-2017 federal tax audit in the first quarter of 2019. We are also subject to examination in major state and international jurisdictions for the 2001-2017 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months unrecognized tax benefits related to state matters under audit may decrease by up to $460 based on current estimates.

Note 7 – Accounts Receivable, net
Accounts receivable at December 31 consisted of the following:

	2018	2017
Commercial customer contracts	$2,059	$1,560
U.S. government contracts(1)	1,877	1,396
Less valuation allowance	(57)	(62)
Total	$3,879	$2,894

(1)	Includes foreign military sales through the U.S. government
Accounts receivable expected to be collected after one year are not material.

Note 8 – Inventories
Inventories at December 31 consisted of the following:

	2018	2017
Long-term contracts in progress	$2,129	$1,854
Commercial aircraft programs	52,753	52,861
Commercial spare parts, used aircraft, general stock materials and other	7,685	6,673
Total	$62,567	$61,388

Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $227 and $284 at December 31, 2018 and 2017. See indemnifications to ULA in Note 15.
Included in inventories are capitalized precontract costs of $644 at December 31, 2018 primarily related to the KC-46A Tanker and $933 at December 31, 2017 primarily related to KC-46A Tanker, C-17 and F/A-18. See Note 14.
Commercial Aircraft Programs
At December 31, 2018 and 2017, commercial aircraft programs inventory included the following amounts related to the 787 program: $27,852 and $30,695 of work in process (including deferred production costs of $22,967 and $25,358), $2,453 and $3,189 of supplier advances, and $2,638 and $3,173 of unamortized tooling and other non-recurring costs. At December 31, 2018, $17,320 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $8,285 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At December 31, 2018 and 2017, commercial aircraft programs inventory included $116 and $151 of unamortized tooling costs related to the 747 program. At December 31, 2018, $111 of 747 unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders or commitments. The program accounting quantity includes one already completed aircraft which is being remarketed.

Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,844 and $2,976 at December 31, 2018 and 2017.
Note 9– Contracts with Customers
Unbilled receivables increased from $8,194 at December 31, 2017 to $10,025 at December 31, 2018, primarily driven by revenue recognized at BDS, BGS and BCA in excess of billings.
Advances and progress billings increased from $48,042 at December 31, 2017 to $50,676 at December 31, 2018, primarily driven by advances on orders received in excess of revenue recognized at BCA.
Revenues recognized for the years ended December 31, 2018 and 2017 from amounts recorded as Advances and progress billings at the beginning of each year were $24,737 and $22,796.
The following table summarizes our contract assets under long-term contracts that were unbillable or related to outstanding claims as of December 31:

	Unbilled		Claims
	2018	2017	2018	2017
Current	$7,178	$5,149	$1	$4
Expected to be collected after one year	2,847	3,045	2	55
Total	$10,025	$8,194	$3	$59

Unbilled receivables related to commercial customers expected to be collected after one year were $150 and $172 at December 31, 2018 and 2017. Unbilled receivables related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.
Note 10 – Customer Financing
Customer financing primarily relates to our BCC segment. Prior period amounts have been adjusted to conform with the current year presentation as a result of the adoption of Topic 606. Customer financing consisted of the following at December 31:

	2018	2017
Financing receivables:
Investment in sales-type/finance leases	$1,125	$1,364
Notes	730	1,022
Total financing receivables	1,855	2,386
Operating lease equipment, at cost, less accumulated depreciation of $203 and $305	782	691
Operating lease incentive	250
Gross customer financing	2,887	3,077
Less allowance for losses on receivables	(9)	(12)
Total	$2,878	$3,065

The components of investment in sales-type/finance leases at December 31 were as follows:

	2018	2017
Minimum lease payments receivable	$908	$1,159
Estimated residual value of leased assets	425	495
Unearned income	(208)	(290)
Total	$1,125	$1,364

Operating lease equipment primarily includes large commercial jet aircraft.
Financing receivable balances evaluated for impairment at December 31 were as follows:

	2018	2017
Individually evaluated for impairment	$409	$422
Collectively evaluated for impairment	1,446	1,964
Total financing receivables	$1,855	$2,386

We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At December 31, 2018 and 2017, we individually evaluated for impairment customer financing receivables of $409 and $422, of which $398 and $411 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
Income recognition is generally suspended for financing receivables at the date full recovery of income and principal becomes not probable. Income is recognized when financing receivables become contractually current and performance is demonstrated by the customer. The average recorded investment in impaired financing receivables for the year ended December 31, 2018 was $403, and the related interest income was insignificant.
The change in the allowance for losses on financing receivables for the years ended December 31, 2018, 2017 and 2016, consisted of the following:

	2018	2017	2016
Beginning balance - January 1	($12)	($10)	($16)
Customer financing valuation benefit/(cost)	3	(2)	6
Ending balance - December 31	($9)	($12)	($10)
Collectively evaluated for impairment	($9)	($12)	($10)

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

Our financing receivable balances at December 31 by internal credit rating category are shown below:

Rating categories	2018	2017
BBB	$883	$1,170
BB	430	627
B	135	177
CCC	407	412
Total carrying value of financing receivables	$1,855	$2,386

At December 31, 2018, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 22.8%, 6.5% and 0.7%, respectively, to the exposure associated with those receivables.
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

The majority of customer financing carrying values are concentrated in the following aircraft models at December 31:

	2018	2017
717 Aircraft ($204 and $269 accounted for as operating leases)	$918	$1,081
747-8 Aircraft ($132 and $138 accounted for as operating leases)	477	483
737 Aircraft ($263 and $127 Accounted for as operating leases)	290	161
MD-80 Aircraft (Accounted for as sales-type finance leases)	204	231
757 Aircraft ($24 and $27 accounted for as operating leases)	200	217
747-400 Aircraft ($45 and $88 Accounted for as operating leases)	116	170
777 Aircraft ($60 and $0 accounted for as operating leases)	68	14
767 Aircraft ($0 and $25 accounted for as operating leases)		98

Charges related to customer financing asset impairment for the years ended December 31 were as follows:

	2018	2017	2016
Boeing Capital	$1	$13	$45
Other Boeing	38	30	21
Total	$39	$43	$66

Scheduled receipts on customer financing are as follows:

Year	2019	2020	2021	2022	2023	Beyond 2023
Principal payments on notes receivable	$658	$11	$7	$37	$17
Sales-type/finance lease payments receivable	208	171	124	110	92	203
Operating lease equipment payments receivable	112	93	79	68	45	91

As part of selected lease transactions, Boeing may provide incentives to commercial customers. At December 31, 2018 Customer Financing included $250 of lease incentives with one customer that is currently experiencing liquidity issues and is seeking additional capital. Should the customer fail to address its liquidity issues the lease incentive asset could become impaired, and we could incur charges of up to $250.

Note 11 – Property, Plant and Equipment
Property, plant and equipment at December 31 consisted of the following:

	2018	2017
Land	$546	$530
Buildings and land improvements	14,109	14,125
Machinery and equipment	15,221	14,577
Construction in progress	1,337	1,081
Gross property, plant and equipment	31,213	30,313
Less accumulated depreciation	(18,568)	(17,641)
Total	$12,645	$12,672

Depreciation expense was $1,556, $1,548 and $1,418 for the years ended December 31, 2018, 2017 and 2016, respectively. Interest capitalized during the years ended December 31, 2018, 2017 and 2016 totaled $81, $110 and $170, respectively.
Rental expense for leased properties was $307, $283 and $287, for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, minimum rental payments under capital leases aggregated $164. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,838, net of sublease payments of $12 at December 31, 2018. Payments due under operating and capital leases net of sublease amounts and non-cancellable future rentals during the next five years are as follows:

	2019	2020	2021	2022	2023
Minimum operating lease payments, net of sublease amounts	$272	$232	$194	$165	$126
Minimum capital lease payments	58	45	30	16	4
Accounts payable related to purchases of property, plant and equipment were $338 and $196 for the years ended December 31, 2018 and 2017.

Note 12 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2018	2017
Equity method investments (1)	$1,048	$1,214
Time deposits	255	613
Available for sale debt instruments	491	490
Equity and other investments	44	48
Restricted cash & cash equivalents (2)	176	74
Total	$2,014	$2,439

(1)	Dividends received were $325 and $247 during 2018 and 2017. Retained earnings at December 31, 2018 include undistributed earnings from our equity method investments of $104.

(2)	Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Equity Method Investments
Our equity method investments consisted of the following as of December 31:

	Segment	Ownership Percentages	Investment Balance
			2018	2017
United Launch Alliance	BDS	50%	$768	$889
Other	BCA, BDS, and BGS		280	325
Total equity method investments			$1,048	$1,214

Note 13 – Other Assets
Sea Launch
At December 31, 2018 and 2017, Other assets included $244 and $356 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. The net amounts owed to Boeing by each of the partners are as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia (RSC Energia) – $111, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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
Note 14 – Liabilities, Commitments and Contingencies
Accrued Liabilities
Accrued liabilities at December 31 consisted of the following:

	2018	2017
Accrued compensation and employee benefit costs	$6,841	$6,659
Environmental	555	524
Product warranties	1,127	1,211
Forward loss recognition	1,488	622
Dividends payable	1,160	1,005
Income Taxes Payable	485	380
Other	3,152	2,668
Total	$14,808	$13,069

Environmental
The following table summarizes environmental remediation activity during the years ended December 31, 2018 and 2017.

	2018	2017
Beginning balance – January 1	$524	$562
Reductions for payments made	(37)	(45)
Changes in estimates	68	7
Ending balance – December 31	$555	$524

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At December 31, 2018 and 2017, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $796 and $868.

Product Warranties
The following table summarizes product warranty activity recorded during the years ended December 31, 2018 and 2017.

	2018	2017
Beginning balance – January 1	$1,211	$1,414
Additions for current year deliveries	232	274
Reductions for payments made	(193)	(241)
Changes in estimates	(123)	(236)
Ending balance – December 31	$1,127	$1,211

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
Trade-in commitment agreements at December 31, 2018 have expiration dates from 2019 through 2026. At December 31, 2018 and 2017, total contractual trade-in commitments were $1,519 and $1,462. As of December 31, 2018 and 2017, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $522 and $155 and the fair value of the related trade-in aircraft was $485 and $155.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $19,462 and $10,221 as of December 31, 2018 and 2017. The estimated earliest potential funding dates for these commitments as of December 31, 2018 are as follows:

Total
2019	$2,331
2020	3,432
2021	2,784
2022	1,787
2023	3,402
Thereafter	5,726
$19,462

As of December 31, 2018, $18,785 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,761 and $3,708 as of December 31, 2018 and 2017.
Company Owned Life Insurance
McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2018 and 2017, the cash surrender value was $466 and $489 and the total loans were $447 and $470. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2018 and 2017.
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). The consolidated spending bills signed into law in September 2018 provide defense funding for FY19, in compliance with the revised caps. These bills also provide FY19 appropriations for most of the federal government. Full year funding for the departments and agencies not covered by enacted FY19 appropriations, including the National Aeronautics and Space Administration (NASA) and Federal Aviation Administration (FAA), remains uncertain. The unfunded departments and agencies affected by the partial government shutdown (December 22, 2018 through January 25, 2019) are now covered by a Continuing Resolution that extends funding at FY18 levels through February 15, 2019. Congress and the President must agree to FY19 appropriations or an additional Continuing Resolution to fund affected departments and agencies beyond the February 15 deadline in order to prevent a second partial government shutdown. The impact of a partial government shutdown to the Company’s operations would increase as the shutdown continues.

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
BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, Saudi F-15, USAF KC-46A Tanker, T-X Trainer, VC-25B Presidential Aircraft, MQ-25 Stingray, and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, we have recorded reach-forward losses on the KC-46A Tanker in 2018 as well as in prior years, and we continue to have risk for further losses if we experience further production, technical or quality issues, and delays in flight testing, certification and/or delivery. In addition, in 2018, in connection with winning the T-X Trainer and MQ-25 Stingray competitions, we recorded a loss of $400 associated with options for 346 T-X Trainer aircraft and a loss of $291 related to the MQ-25 Stingray Engineering, Manufacturing and Development (EMD) contract. Moreover, our fixed-price development programs remain subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays, or increased costs.
KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. This EMD contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2016, the USAF authorized two LRIP lots for 7 and 12 aircraft valued at $2.8 billion and in 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. On September 10, 2018, the USAF authorized an additional LRIP lot for 18 aircraft valued at $2.9 billion. In January 2019, we delivered the first KC-46A Tanker to the USAF.
At December 31, 2018, we had approximately $370 of capitalized precontract costs and $550 of potential termination liabilities to suppliers.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
December 31,	2018	2017	2018	2017	2018	2017
Contingent repurchase commitments	$1,685	$1,605	$1,685	$1,605		$9
Indemnifications to ULA:
Contributed Delta program launch inventory	52	72
Contract pricing		261				7
Other Delta contracts	176	191
Credit guarantees	106	109	51	55	16	16

Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. See Note 8. ULA has yet to consume $52 of contributed inventory.
We also agreed to indemnify ULA for up to $261 in the event ULA was unable to obtain sufficient additional contract pricing from the USAF for certain satellite missions. In the fourth quarter of 2018, ULA and the USAF entered into a settlement agreement which resulted in the USAF making a payment of $240 to ULA.
Potential payments for Other Delta contracts include $85 related to deferred support costs and $91 related to deferred production costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. In 2012, Boeing and ULA, through its subsidiary United Launch Services, filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government, which subsequently asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit. The discovery phase of the litigation completed in 2017. Boeing filed a motion on November 17, 2017, asking the court to award full recovery without a trial. The court denied Boeing’s motion on August 29, 2018. The court has entered the parties’ proposed pre-trial schedule providing for a final pre-trial conference on or before October 17, 2019. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.
Other Indemnifications In conjunction with our sales of Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and our BCA facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma, we agreed to indemnify, for an indefinite period, the buyers for costs relating to pre-closing environmental conditions and certain other items. We are unable to assess the potential number of future claims that may be asserted under these indemnifications, nor the amounts thereof (if any). As a result, we cannot estimate the maximum potential amount of future payments under these indemnities and therefore, no liability has been recorded. To the extent that claims have been made under these indemnities and/or are probable and reasonably estimable, liabilities associated with these indemnities are included in the environmental liability disclosure in Note 14.
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
As of December 31, 2018 and 2017, the assets and liabilities associated with the IRBs were $271 and $166.
Note 16 – Debt
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
On October 31, 2018, we issued $700 of fixed rate senior notes consisting of $350 due November 1, 2028 that bear an annual interest rate of 3.45%, and $350 due November 1, 2048 that bear an annual interest rate of 3.85%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $663, after deducting underwriting discounts, commissions and offering expenses.
Interest incurred, including amounts capitalized, was $624, $541 and $535 for the years ended December 31, 2018, 2017 and 2016, respectively. Interest expense recorded by BCC is reflected as Boeing Capital interest expense on our Consolidated Statements of Operations. Total Company interest payments were $616, $527 and $523 for the years ended December 31, 2018, 2017 and 2016, respectively.
We have $5,120 currently available under credit line agreements, of which $2,610 is a 364-day revolving credit facility expiring in October, 2019 and $2,510 expires in October, 2023. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2018	2017
Unsecured debt securities	$1,151	$599
Non-recourse debt and notes	25	33
Capital lease obligations	57	52
Commercial paper	1,895	600
Other notes	62	51
Total	$3,190	$1,335

Debt at December 31 consisted of the following:

	2018	2017
Unsecured debt securities
0.95% - 4.88% due through 2048	$7,538	6,127
5.80% - 6.88% due through 2043	2,388	2,386
7.25% - 8.75% due through 2043	1,638	1,637
Commercial paper	1,895	600

Non-recourse debt and notes
6.98% - 7.38% notes due through 2021	62	94
Capital lease obligations due through 2034	156	138
Other notes	170	135
Total debt	$13,847	$11,117

At December 31, 2018 and 2017, commercial paper borrowings totaling $1,895 and $600, with a weighted-average interest rate of 2.5% and 1.4%, were supported by unused commitments under the revolving credit agreement.
Total debt at December 31 is attributable to:

	2018	2017
BCC	$2,487	$2,523
Other Boeing	11,360	8,594
Total debt	$13,847	$11,117

At December 31, 2018, $62 of debt (non-recourse debt and notes) was collateralized by customer financing assets totaling $204.
Scheduled principal payments for debt and minimum capital lease obligations for the next five years are as follows:

	2019	2020	2021	2022	2023
Scheduled principal payments	$3,195	$1,186	$816	$567	$779

Note 17 – Postretirement Plans
The majority of our employees have earned benefits under defined benefit pension plans. Nonunion and the majority of union employees that had participated in defined benefit pension plans transitioned to a company-funded defined contribution retirement savings plan in 2016. Additional union employees transitioned to company-funded defined contribution retirement savings plans effective January 1, 2019.
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
The components of net periodic benefit cost were as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2018	2017	2016	2018	2017	2016
Service cost	$430	$402	$604	$94	$106	$128
Interest cost	2,781	2,991	3,050	194	229	262
Expected return on plan assets	(4,009)	(3,847)	(3,999)	(8)	(7)	(8)
Amortization of prior service (credits)/costs	(56)	(39)	38	(126)	(137)	(126)
Recognized net actuarial loss	1,130	804	790	(10)	10	22
Settlement/curtailment/other losses	44	1	40
Net periodic benefit cost	$320	$312	$523	$144	$201	$278

Net periodic benefit cost included in Earnings from operations	$313	$510	$1,257	$84	$107	$144
Net periodic benefit cost included in Other income/(loss), net	(143)	(117)	327	101	123	151
Net periodic benefit cost included in Earnings before income taxes	$170	$393	$1,584	$185	$230	$295

The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2018 and 2017. Benefit obligation balances presented below reflect the PBO for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2018	2017	2018	2017
Change in benefit obligation
Beginning balance	$80,393	$76,745	$6,085	$6,431
Service cost	430	402	94	106
Interest cost	2,781	2,991	194	229
Amendments	(377)	(7)	(58)	(35)
Actuarial (gain)/loss	(6,352)	5,653	(732)	(204)
Settlement/curtailment/other	(730)	(751)
Gross benefits paid	(4,700)	(4,658)	(487)	(481)
Subsidies			24	33
Exchange rate adjustment	(21)	18	(6)	6
Ending balance	$71,424	$80,393	$5,114	$6,085
Change in plan assets
Beginning balance at fair value	$64,011	$56,692	$143	$134
Actual return on plan assets	(2,585)	8,552	(3)	15
Company contribution	16	4,025	2	6
Plan participants’ contributions			7	4
Settlement payments	(764)	(744)
Benefits paid	(4,557)	(4,530)	(17)	(16)
Exchange rate adjustment	(19)	16
Ending balance at fair value	$56,102	$64,011	$132	$143
Amounts recognized in statement of financial position at December 31 consist of:
Other assets	$138	$218
Other accrued liabilities	(137)	(129)	($398)	($397)
Accrued retiree health care			(4,584)	(5,545)
Accrued pension plan liability, net	(15,323)	(16,471)
Net amount recognized	($15,322)	($16,382)	($4,982)	($5,942)

Amounts recognized in Accumulated other comprehensive loss at December 31 were as follows:

	Pension		Other Postretirement Benefits
	2018	2017	2018	2017
Net actuarial loss/(gain)	$22,061	$22,942	($783)	($59)
Prior service (credits)	(1,546)	(1,211)	(158)	(226)
Total recognized in Accumulated other comprehensive loss	$20,515	$21,731	($941)	($285)

The accumulated benefit obligation (ABO) for all pension plans was $69,376 and $77,414 at December 31, 2018 and 2017. Key information for our plans with ABO and PBO in excess of plan assets as of December 31 was as follows:

	2018	2017
Accumulated benefit obligation	$66,306	$71,975
Fair value of plan assets	52,894	58,353

	2018	2017
Projected benefit obligation	$68,354	$74,953
Fair value of plan assets	52,894	58,353

Assumptions
The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at December 31 of each year and the net periodic benefit cost for the subsequent year.

December 31,	2018	2017	2016
Discount rate:
Pension	4.20%	3.60%	4.00%
Other postretirement benefits	4.00%	3.30%	3.70%
Expected return on plan assets	6.80%	6.80%	6.80%
Rate of compensation increase	5.30%	5.30%	4.40%
Interest crediting rates for cash balance plans	5.15%	5.15%	5.15%

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
The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to recent trust performance and historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2018, the MRVA was approximately $3,435 more than the fair market value of assets.
Assumed health care cost trend rates were as follows:

December 31,	2018	2017	2016
Health care cost trend rate assumed next year	5.50%	6.00%	6.50%
Ultimate trend rate	4.50%	4.50%	5.00%
Year that trend reached ultimate rate	2021	2021	2021

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
We periodically update our long-term, strategic asset allocations. We use various analytics to determine the optimal asset mix and consider plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. We identify investment benchmarks to evaluate performance for the asset classes in the strategic asset allocation that are market-based and investable where possible. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions, and the timing of benefit payments and contributions. Short-term investments and exchange-traded derivatives are used to rebalance the actual asset allocation to the target asset allocation. The asset allocation is monitored and rebalanced periodically. The actual and target allocations by asset class for the pension assets at December 31 were as follows:

	Actual Allocations		Target Allocations
Asset Class	2018	2017	2018	2017
Fixed income	48%	46%	47%	47%
Global equity	28	31	29	29
Private equity	5	5	5	5
Real estate and real assets	9	8	9	9
Hedge funds	10	10	10	10
Total	100%	100%	100%	100%

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

As a percentage of total pension plan assets, derivative net notional amounts were 4.4% and 5.0% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and 5.5% and 6.9% for global equity and commodities at December 31, 2018 and 2017.
In 2017, the Company contributed $3,500 of our common stock to the pension fund. An independent fiduciary was retained to manage and liquidate the stock over time at its discretion. The liquidation of the common stock holdings was completed in the fourth quarter of 2017.
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

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2018 and 2017. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$17,481		$17,479	$2	$19,603		$19,591	$12
U.S. government and agencies	5,589		5,589		5,430		5,430
Mortgage backed and asset backed	722		410	312	760		460	300
Municipal	1,255		1,255		1,355		1,355
Sovereign	967		967		1,237		1,237
Other	106	$53	53		118	$59	59
Derivatives:
Assets					49		49
Liabilities	(51)		(51)		(25)		(25)
Cash equivalents and other short-term investments	1,068		1,068		1,778		1,778
Equity securities:
U.S. common and preferred stock	3,744	3,744			4,615	4,615
Non-U.S. common and preferred stock	4,850	4,846	4		6,204	6,204
Derivatives:
Assets	3		3		4	1	3
Liabilities	(9)		(9)		(4)		(4)
Private equity
Real estate and real assets:
Real estate	422	422			462	462
Real assets	659	311	344	4	705	449	253	3
Derivatives:
Assets	4		4		17		17
Liabilities	(17)	(1)	(16)		(3)		(3)
Total	$36,793	$9,375	$27,100	$318	$42,305	$11,790	$30,200	$315

Fixed income common/collective/pooled funds	$938				$1,257
Fixed income other	442				303
Equity common/collective pooled funds	5,264				6,786
Private equity	2,934				2,767
Real estate and real assets	3,792				3,744
Hedge funds	5,484				6,440
Total investments measured at NAV as a practical expedient	$18,854				$21,297

Cash	$205				$170
Receivables	404				436
Payables	(154)				(197)
Total	$56,102				$64,011

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

The following tables present a reconciliation of Level 3 assets (excluding investments which are valued using NAVs as a practical expedient) held during the years ended December 31, 2018 and 2017. Transfers into and out of Level 3 are reported at the beginning-of-year values.

	January 1 2018 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2018 Balance
Fixed income securities:
Corporate (1)	$2				$2
Mortgage backed and asset backed (1)	310	($3)	$3	$2	312
Real assets	3			1	4
Total	$315	($3)	$3	$3	$318

	January 1 2017 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2017 Balance
Fixed income securities:
Corporate (1)	$12		$1	($1)	$12
U.S. government and agencies	1			(1)
Mortgage backed and asset backed (1)	331	$10	(39)	(2)	300
Equity securities:
U.S. common and preferred stock	1	(1)
Real assets	5		(2)		3
Total	$350	$9	($40)	($4)	$315

(1)	Certain fixed income securities were reclassified between mortgage backed and asset backed and corporate on January 1, 2018 and 2017.
The changes in unrealized (losses)/gains for Level 3 mortgage backed and asset backed fixed income securities still held at December 31, 2018 and 2017 were a loss of $4 and a gain of $6.
OPB Plan Assets The majority of OPB plan assets are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The index fund is valued using a market approach based on the quoted market price of an identical instrument (Level 1). The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows
Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA), as well as rules governing funding of our non-US pension plans, are not expected to be significant in 2019. We do not expect to make contributions to our pension plans in 2019.
Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

Year(s)	2019	2020	2021	2022	2023	2024-2028
Pensions	$4,711	$4,706	$4,684	$4,630	$4,575	$22,171
Other postretirement benefits:
Gross benefits paid	486	486	477	476	465	2,066
Subsidies	(17)	(17)	(17)	(18)	(18)	(90)
Net other postretirement benefits	$469	$469	$460	$458	$447	$1,976

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
Defined Contribution Plans
We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $1,480, $1,522 and $1,413 in 2018, 2017 and 2016, respectively.
Note 18 – Share-Based Compensation and Other Compensation Arrangements
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
Shares issued as a result of stock option exercises or conversion of stock unit awards will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to satisfy these issuances during 2019.

Share-based plans expense is primarily included in General and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit were as follows:

Years ended December 31,	2018	2017	2016
Stock options			$4
Restricted stock units and other awards	$213	$212	189
Share-based plans expense	$213	$212	$193
Income tax benefit	$46	$46	$69

Stock Options
We discontinued granting options in 2014, replacing them with performance-based restricted stock units. Options granted through January 2014 had an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. The stock options vested over a period of three years and were fully vested at December 31, 2018.
Stock option activity for the year ended December 31, 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	4,417,218	$71.69
Exercised	(1,165,135)	69.53
Outstanding at end of year	3,252,083	$72.47	3.20	$813
Exercisable at end of year	3,252,083	$72.47	3.20	$813

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $320, $491 and $265, with a related tax benefit of $70, $175 and $94, respectively. No options vested during the years ended December 31, 2018 and 2017. The grant date fair value of stock options vested during the year ended December 31, 2016 was $27.
Restricted Stock Units
In February 2018, 2017 and 2016, we granted to our executives 260,730, 523,835 and 777,837 restricted stock units (RSUs) as part of our long-term incentive program with grant date fair values of $361.13, $178.72 and $117.50 per unit, respectively. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, involuntary layoff, disability, or death, the employee (or beneficiary) will receive a proration of stock units based on active employment during the three-year service period. In all other cases, the RSUs will not vest and all rights to the stock units will terminate. In addition to RSUs awarded under our long-term incentive program, we grant RSUs to certain executives and employees to encourage retention or to reward various achievements. These RSUs are labeled other RSUs in the table below. The fair values of all RSUs are estimated using the average of the high and low stock prices on the date of grant.

RSU activity for the year ended December 31, 2018 was as follows:

	Long-Term Incentive Program	Other
Number of units:
Outstanding at beginning of year	1,627,102	1,156,462
Granted	287,729	216,949
Dividends	28,249	20,759
Forfeited	(80,426)	(30,745)
Distributed	(540,403)	(379,190)
Outstanding at end of year	1,322,251	984,235
Unrecognized compensation cost	$97	$108
Weighted average remaining contractual life (years)	1.8	3.1

The number of vested but undistributed RSUs at December 31, 2018 was not significant.
Performance-Based Restricted Stock Units
Performance-Based Restricted Stock Units (PBRSUs) are stock units that pay out based on the Company’s total shareholder return as compared to a group of peer companies over a three-year period. The award payout can range from 0% to 200% of the initial PBRSU grant. PBRSUs granted in February 2017 and 2016 will not exceed 400% of the initial value (excluding dividend equivalent credits). The PBRSUs granted under this program will vest at the payout amount and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, involuntary layoff, disability, or death, the employee (or beneficiary) remains eligible under the award and, if the award is earned, will receive a proration of stock units based on active employment during the three-year service period. In all other cases, the PBRSUs will not vest and all rights to the stock units will terminate.
In February 2018, 2017 and 2016, we granted to our executives 241,284, 492,273 and 721,176 PBRSUs as part of our long-term incentive program. Compensation expense for the award is recognized over the three-year performance period based upon the grant date fair value. The grant date fair values were estimated using a Monte-Carlo simulation model with the assumptions presented below. The model includes no expected dividend yield as the units earn dividend equivalents.

Grant Year	Grant Date	Performance Period	Expected Volatility	Risk Free Interest Rate	Grant Date Fair Value
2018	2/26/2018	3 years	22.11%	2.36%	390.27
2017	2/27/2017	3 years	21.37%	1.46%	190.17
2016	2/22/2016	3 years	22.44%	0.92%	126.74

PBRSU activity for the year ended December 31, 2018 was as follows:

Long-Term Incentive Program
Number of units:
Outstanding at beginning of year	1,551,734
Granted	241,284
Performance based adjustment (1)	374,406
Dividends	65,339
Forfeited	(70,284)
Distributed	(893,812)
Outstanding at end of year	1,268,667
Unrecognized compensation cost	$86
Weighted average remaining contractual life (years)	1.8

(1)	Represents net incremental number of units issued at vesting based on TSR for units granted in 2015
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
During 2018, 2017 and 2016, we granted Performance Awards to our executives as part of our long-term incentive program with the payout based on the achievement of financial goals for each three-year period following the grant date. The minimum payout amount is $0 and the maximum amount we could be required to pay out for the 2018, 2017 and 2016 Performance Awards is $369, $332 and $310, respectively. The 2016 grant is expected to be paid out in cash in March 2019.
Deferred Compensation
The Company has deferred compensation plans which permit employees to defer a portion of their salary, bonus, certain other incentive awards, and retirement contributions. Participants can diversify these amounts among 22 investment funds including a Boeing stock unit account.
Total expense related to deferred compensation was $19, $240 and $46 in 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, the deferred compensation liability which is being marked to market was $1,572 and $1,547.

Note 19 – Shareholders’ Equity
On December 17, 2018, the Board approved a new repurchase plan for up to $20,000 of common stock, replacing the previously authorized program. The program will expire when we have used all authorized funds or is otherwise terminated.
As of December 31, 2018 and 2017, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized. No preferred stock has been issued.
Changes in Share Balances
The following table shows changes in each class of shares:

	Common Stock	Treasury Stock
Balance at January 1, 2016	1,012,261,159	345,637,354
Issued		(6,376,868)
Acquired		55,849,082
Balance at December 31, 2016	1,012,261,159	395,109,568
Issued		(20,746,426)
Acquired		46,859,184
Balance at December 31, 2017	1,012,261,159	421,222,326
Issued		(3,409,330)
Acquired		26,806,974
Balance at December 31, 2018	1,012,261,159	444,619,970

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2016	($39)	$—	($197)	($12,512)		($12,748)
Other comprehensive (loss)/income before reclassifications	(104)	(2)	(8)	(1,320)		(1,434)
Amounts reclassified from AOCI			78	481	(2)	559
Net current period Other comprehensive (loss)/income	(104)	(2)	70	(839)		(875)
Balance at December 31, 2016	($143)	($2)	($127)	($13,351)		($13,623)
Other comprehensive income/(loss) before reclassifications	128	1	119	(478)		(230)
Amounts reclassified from AOCI			52	425	(2)	477
Net current period Other comprehensive income/(loss)	128	1	171	(53)		247
Impact of ASU 2018-02		($1)	$10	($3,006)		($2,997)
Balance at December 31, 2017	($15)	($2)	$54	($16,410)		($16,373)
Other comprehensive (loss)/income before reclassifications	(86)	2	(146)	747		517
Amounts reclassified from AOCI			30	743	(2)	773
Net current period Other comprehensive (loss)/income	(86)	2	(116)	1,490		1,290
Balance at December 31, 2018	($101)	$—	($62)	($14,920)		($15,083)

(1)	Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the years ended December 31, 2018, 2017, and 2016 totaling $878, $542, and $524 (net of tax of ($242), ($272), and ($288)), respectively. These are included in the net periodic pension cost. See Note 17.

Note 20 – Derivative Financial Instruments
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	2018	2017	2018	2017	2018	2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3,407	$2,930	$32	$131	($132)	($63)
Interest rate contracts	125	125		3
Commodity contracts	57	56	9	4	(2)	(6)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	414	406	11	16	(2)	(5)
Commodity contracts	478	563
Total derivatives	$4,481	$4,080	52	154	(136)	(74)
Netting arrangements			(24)	(61)	24	61
Net recorded balance			$28	$93	($112)	($13)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our cash flow and undesignated hedging transactions and their effect on Other comprehensive income/(loss) and Net earnings were as follows:

Years ended December 31,	2018	2017
Effective portion recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($156)	$123
Commodity contracts	10	(4)
Effective portion reclassified out of Accumulated other comprehensive loss into earnings, net of taxes:
Foreign exchange contracts	(33)	(50)
Commodity contracts	3	(2)
Forward points recognized in Other income/(loss), net:
Foreign exchange contracts	1	8
Undesignated derivatives recognized in Other income/(loss), net:
Foreign exchange contracts		8

Based on our portfolio of cash flow hedges, we expect to reclassify losses of $6 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months. Ineffectiveness related to our hedges recognized in Other income/(loss), net was insignificant for the years ended December 31, 2018 and 2017.

We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at December 31, 2018 was $35. At December 31, 2018, there was no collateral posted related to our derivatives.
Note 21 – Fair Value Measurements
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

	December 31, 2018			December 31, 2017
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,737	$1,737		$1,582	$1,582
Available-for-sale debt investments:
Commercial paper	78		78	70		70
Corporate notes	420		420	382		382
U.S. government agencies				47		47
Other equity investments	12	12		18	18
Derivatives	28		28	93		$93
Total assets	$2,275	$1,749	$526	$2,192	$1,600	$592

Liabilities
Derivatives	($112)		($112)	($13)		($13)
Total liabilities	($112)		($112)	($13)		($13)

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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the years ended December 31 due to long-lived asset impairment, and the fair value and asset classification of the related assets as of the impairment date:

	2018		2017
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($50)	$1	($44)
Operating lease equipment	$101	(39)	90	($32)
Other assets and Acquired intangible assets			14	(23)
Property, plant and equipment	44	(4)	8	(2)
Total	$145	($93)	$113	($101)

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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2018, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$101	Market approach	Aircraft value publications	$103 - $164(1) Median $123
			Aircraft condition adjustments	($25) - $3(2) Net ($22)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statements of Financial Position at December 31 were as follows:

	December 31, 2018
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$730	$735		$735
Liabilities
Debt, excluding capital lease obligations and commercial paper	(11,796)	(12,746)		(12,682)	($64)

	December 31, 2017
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$1,022	$1,046		$1,046
Liabilities
Debt, excluding capital lease obligations and commercial paper	(10,380)	(11,923)		(11,823)	($100)

The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Consolidated Statements of Financial Position, approximate their fair value at December 31, 2018 and 2017. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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

Note 23 – Segment and Revenue Information
Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. We operate in four reportable segments: BCA, BDS, BGS, and BCC. All other activities fall within Unallocated items, eliminations and other. See page 53 for the Summary of Business Segment Data, which is an integral part of this note.

BCA develops, produces and markets commercial jet aircraft principally to the commercial airline industry worldwide. Revenue on commercial aircraft contracts is recognized at the point in time when an aircraft is completed and accepted by the customer. Revenue on certain military derivative aircraft contracts is recognized over the contract term (over time) as costs are incurred.
BDS engages in the research, development, production and modification of the following products and related services: manned and unmanned military aircraft and weapons systems, surveillance and engagement, strategic defense and intelligence systems, satellite systems and space exploration. BDS revenue is generally recognized over the contract term (over time) as costs are incurred.
BGS provides parts, maintenance, modifications, logistics support, training, data analytics and information-based services to commercial and government customers worldwide. BGS segment revenue and costs include certain services provided to other segments. Revenue on commercial spare parts contracts is recognized at the point in time when a spare part is delivered to the customer. Revenue on other contracts is generally recognized over the contract term (over time) as costs are incurred.
BCC facilitates, arranges, structures and provides selective financing solutions for our Boeing customers.
While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues, including foreign military sales, are reported by customer location and consist of the following:

Years ended December 31,	2018	2017	2016
Asia, other than China	$12,141	$9,195	$9,892
Europe	12,976	11,240	13,018
China	13,764	11,932	10,289
Middle East	9,745	11,433	12,251
Oceania	2,298	1,931	1,693
Canada	2,583	2,212	2,084
Africa	1,486	815	1,990
Latin America, Caribbean and other	1,458	1,541	1,972
Total non-U.S. revenues	56,451	50,299	53,189
United States	44,676	43,706	40,307
Total revenues	$101,127	$94,005	$93,496

Revenues from the U.S. government (including foreign military sales through the U.S. government), primarily recorded at BDS and BGS, represented 31%, 31% and 30% of consolidated revenues for 2018, 2017 and 2016, respectively. Approximately 4% of operating assets were located outside the United States as of December 31, 2018 and 2017.
The following tables present BCA, BDS and BGS revenues from contracts with customers disaggregated in a number of ways, such as geographic location, contract type and the method of revenue recognition. We believe these best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

BCA revenues by customer location consist of the following:

Years ended December 31,	2018	2017	2016
Revenue from contracts with customers:
Europe	$9,719	$8,478	$10,124
China	13,068	10,982	9,819
Asia, other than China	8,274	6,482	7,438
Middle East	5,876	8,927	9,505
Other	5,185	4,365	5,730
Total non-U.S. revenues	42,122	39,234	42,616
United States	17,081	16,861	14,769
Total revenues from contracts with customers	59,203	56,095	57,385
Intersegment revenues, eliminated on consolidation	1,512	1,919	1,993
Total segment revenues	$60,715	$58,014	$59,378

Revenue recognized on fixed-price contracts	100%	100%	100%

Revenue recognized at a point in time	94%	95%	95%

BDS revenues on contracts with customers, based on the customer's location, consist of the following:

Years ended December 31,	2018	2017	2016
Revenue from contracts with customers:
U.S. customers	$16,492	$15,889	$15,227
Non U.S. customers(1)	6,703	4,672	4,953
Total segment revenue from contracts with customers	$23,195	$20,561	$20,180

Revenue recognized over time	98%	97%	99%

Revenue recognized on fixed-price contracts	65%	63%	64%

Revenue from the U.S. government(1)	86%	87%	88%

(1)	Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

Years ended December 31,	2018	2017	2016
Revenue from contracts with customers:
Commercial	$9,227	$7,622	$6,918
Government	7,620	6,910	6,860
Total revenues from contracts with customers	16,847	14,532	13,778
Intersegment revenues eliminated on consolidation	171	49	41
Total segment revenues	$17,018	$14,581	$13,819

Revenue recognized at a point in time	54%	50%	43%

Revenue recognized on fixed-price contracts	90%	89%	87%

Revenue from the U.S. government(1)	36%	39%	41%

(1)	Includes revenues earned from foreign military sales through the U.S. government.
Backlog
Our total backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our backlog at December 31, 2018 was $490,481. We expect approximately 19% to be converted to revenue through 2019 and approximately 65% through 2022, with the remainder thereafter.

Depreciation and Amortization

Years ended December 31,	2018	2017	2016
Commercial Airplanes	$565	$521	$442
Defense, Space & Security	290	252	220
Global Services	348	322	312
Boeing Capital Corporation	58	70	83
Unallocated items, eliminations and other	853	882	832
Total	$2,114	$2,047	$1,889

Capital Expenditures

Years ended December 31,	2018	2017	2016
Commercial Airplanes	$604	$636	$830
Defense, Space & Security	208	210	290
Global Services	231	180	209
Unallocated items, eliminations and other	679	713	1,284
Total	$1,722	$1,739	$2,613

Unallocated capital expenditures relate primarily to assets managed centrally on behalf of the four principal segments.

We recorded Earnings from operations associated with our equity method investments of $167, $233 and $303, primarily in our BDS segment, for the years ended December 31, 2018, 2017 and 2016, respectively.
Unallocated Items, Eliminations and other
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations, intercompany guarantees provided to BCC and eliminations of certain sales between segments. Such sales include airplanes accounted for as operating leases and considered transferred to the BCC segment and airplanes transferred to the BDS segment for further modification prior to delivery to the customer. The revenues and cost of sales for these transfers are eliminated in the Unallocated items, eliminations and other caption. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

Years ended December 31,	2018	2017	2016
Share-based plans	($76)	($77)	($66)
Deferred compensation	(19)	(240)	(46)
Amortization of previously capitalized interest	(92)	(96)	(106)
Eliminations and other unallocated items	(1,227)	(686)	(489)
Unallocated items, eliminations and other	(1,414)	(1,099)	(707)

Pension FAS/CAS service cost adjustment	1,005	1,127	1,029
Postretirement FAS/CAS service cost adjustment	322	311	328
FAS/CAS service cost adjustment	$1,327	$1,438	$1,357

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

Assets
Segment assets are summarized in the table below.

December 31,	2018	2017
Commercial Airplanes	$64,670	$64,647
Defense, Space & Security	19,794	18,476
Global Services	17,910	12,491
Boeing Capital	2,809	3,156
Unallocated items, eliminations and other	12,176	13,592
Total	$117,359	$112,362

Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, deferred tax assets, capitalized interest, assets held centrally and intercompany eliminations.

Note 24 – Quarterly Financial Data (Unaudited)

	2018				2017
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Total revenues	$28,341	$25,146	$24,258	$23,382	$24,770	$24,223	$23,051	$21,961
Total costs and expenses	(22,090)	(21,040)	(19,536)	(18,824)	(19,881)	(19,956)	(18,702)	(18,073)
Earnings from operations	4,175	2,227	2,710	2,875	2,978	2,630	2,530	2,206
Net earnings	3,424	2,363	2,196	2,477	3,320	1,810	1,749	1,579
Basic earnings per share	6.00	4.11	3.77	4.19	5.57	3.03	2.91	2.57
Diluted earnings per share	5.93	4.07	3.73	4.15	5.49	2.99	2.87	2.54

Gross profit is calculated as Total revenues minus Total costs and expenses. Total costs and expenses includes Cost of products, Cost of services and Boeing Capital interest expense.
During the third quarter of 2018, we recorded a tax benefit of $412 related to the settlement of the 2013-2014 federal tax audit. During the fourth quarter of 2017, as a result of the enactment of the TCJA, we recorded provisional tax benefits of $1,271, primarily related to the remeasurement of net U.S. deferred tax liabilities.
During 2018 and 2017, higher estimated costs to complete the KC-46A Tanker contract for the U.S. Air Force resulted in reach-forward losses. We recorded $81, $426, $179 and $50 in the first, second, third and fourth quarters of 2018, respectively. We recorded $138 and $314 in the first and third quarters of 2017.
During the third quarter of 2018, upon contract award, we recorded charges of $400 associated with anticipated losses on the T-X Trainer and $291 on the MQ-25 Stingray.
During the second quarter of 2018, we recorded a charge of $148 related to the outcome of the Spirit litigation, including the write-off of $137 of receivables.
We increased our quarterly dividend from $1.42 to $1.71 in December 2017 and to $2.06 in December 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 1 and 2 to the financial statements, in 2018 the Company changed its method of accounting for revenue from contracts with customers.
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
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 8, 2019

We have served as the Company's auditor since at least 1934; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 8, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at KLX Inc., which was acquired on October 9, 2018 and whose financial statements constitute approximately 4% of Total assets and less than 1% of each Total revenues and Earnings from operations of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at KLX Inc.
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
February 8, 2019

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2018 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 did not include an assessment of the effectiveness of internal control over financial reporting of KLX Inc. (KLX), which was acquired on October 9, 2018. The operating results of KLX are included in our consolidated financial statements from the period subsequent to the acquisition date and represent approximately 4 percent of our Total assets as of December 31, 2018 and less than 1 percent of each our Total revenues and Earnings from operations for the year then ended. We will perform an assessment of the effectiveness of KLX’s internal control over financial reporting within one year of the date of acquisition.
Our internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

(c)	Changes in Internal Controls Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and their ages as of February 1, 2019, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Bertrand-Marc Allen	45
Senior Vice President and President, Boeing International since February 2015. Mr. Allen previously served as President of Boeing Capital Corporation from March 2014 to February 2015; Corporate Vice President, Boeing International and Chairman and President of Boeing (China) Co., Ltd. from March 2011 to March 2014; and Vice President, Global Law Affairs from May 2007 to March 2011.

Heidi B. Capozzi	49
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

Leanne G. Caret	52
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

Theodore Colbert III	45
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

Stanley A. Deal	54
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

Gregory L. Hyslop	60
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

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Timothy J. Keating	57
Executive Vice President, Government Operations since February 2018. Mr. Keating joined Boeing in June 2008 as Senior Vice President, Government Operations. From October 2002 to May 2008 served as Senior Vice President, Global Government Relations at Honeywell International Inc. Prior thereto, Mr. Keating was Chairman of the Board and Managing Partner of Timmons and Company (a Washington, D.C. lobbying firm).

J. Michael Luttig	64
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

Kevin G. McAllister	55
Executive Vice President, President and Chief Executive Officer, Boeing Commercial Airplanes since November 2016. Mr. McAllister served as President and Chief Executive Officer of GE Aviation Services from January 2014 to November 2016 and Vice President, Global Sales and Marketing of GE Aviation from June 2008 to January 2014.

Dennis A. Muilenburg	55
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

Jenette E. Ramos	53
Senior Vice President, Manufacturing, Supply Chain & Operations since April 2018. Ms. Ramos joined Boeing in 1988, and her previous positions include Senior Vice President, Supply Chain and Operations from June 2017 to April 2018; Vice President and General Manager, BCA Fabrication from April 2014 to May 2017; Vice President, Supply Chain Management from January 2012 to April 2014; Vice President, Operations Supply Chain Rate, Supplier Management Capability for Boeing Commercial Airplanes from June 2011 to January 2012; director of Business Operations for Boeing Fabrication from June 2009 to May 2011; and General Manager of Boeing Portland from February 2005 to May 2009.

Diana L. Sands	53
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

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Gregory D. Smith	52
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

Information relating to our directors and nominees will be included under the caption “Election of Directors” in our proxy statement involving the election of directors, which will be filed with the SEC no later than 120 days after December 31, 2019 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees” in the 2019 Proxy Statement, and that information is incorporated by reference herein.
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
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Compensation of Directors” in the 2019 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2019 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2019 Proxy Statement, and that information is incorporated by reference herein.
Equity Compensation Plan Information
We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2018:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	3,252,083	$72.47
Deferred compensation	1,849,852
Other stock units(1)	4,843,820
Equity compensation plans not approved by shareholders	None	None	None
Total(2)	9,945,755	$72.47	14,244,836

(1)	Includes 2,537,334 shares issuable in respect of PBRSUs subject to the satisfaction of performance criteria and assumes payout at maximum levels.

(2)
Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance periods which end in 2018, 2019 and 2020.

For further information, see Note 18 to our Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in the 2019 Proxy Statement, and that information is incorporated by reference herein.
The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2019 Proxy Statement, and that information is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included under the caption “Independent Auditor Fees” in the 2019 Proxy Statement, and that information is incorporated by reference herein.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements
Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules
All schedules are omitted because they are not applicable, not required, or the information is included in the consolidated financial statements.

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2006).

3.2	By-Laws of The Boeing Company, as amended and restated effective October 22, 2018 (Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2018).

10.1
364-Day Credit Agreement, dated as of October 31, 2018, among The Boeing Company, Citibank, N.A. and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 29, 2018).

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

10.7
Amendment No. 5 dated as of October 31, 2018 to the Five-Year Credit Agreement, dated as of November 10, 2011, among The Boeing Company, the Lenders party thereto, Citibank, N.A. and JPMorgan Chase Bank, N.A. as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. as administrative agent (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 29, 2018).

10.8
Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L.L.C. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.9
Delta Inventory Supply Agreement, dated as of December 1, 2006, by and between United Launch Alliance, L.L.C. and The Boeing Company (Exhibit (10)(vi) to the Company’s Form 10-K for the year ended December 31, 2006).

10.10	Summary of Nonemployee Director Compensation (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2018).*

10.11	Deferred Compensation Plan for Directors of The Boeing Company, as amended and restated effective January 1, 2008 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2007).*

10.12	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated effective January 1, 2019 (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2018).*

10.13
Incentive Compensation Plan for Employees of The Boeing Company and Subsidiaries, as amended and restated effective October 31, 2016 (Exhibit (10)(xi) to the Company’s Form 10-K for the year ended December 31, 2016).*

10.14	The Boeing Company Elected Officer Annual Incentive Plan, as amended and restated effective October 31, 2016 (Exhibit (10)(xii) to the Company’s Form 10-K for the year ended December 31, 2016).*

10.15
The Boeing Company 1997 Incentive Stock Plan, as amended effective May 1, 2000 and further amended effective January 1, 2008 (Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 28, 2007).*

10.16
Supplemental Pension Agreement between The Boeing Company and J. Michael Luttig dated January 25, 2007, as amended on November 14, 2007 (Exhibit (10)(xxx) to the Company’s Form 10-K for the year ended December 31, 2007).*

10.17	The Boeing Company Executive Supplemental Savings Plan, effective January 1, 2019 (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2018).*

10.18
Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated as of January 1, 2016 (Exhibit (10)(xvi) to the Company’s Form 10-K for the year ended December 31, 2015).*

10.19	The Boeing Company Executive Layoff Benefits Plan, as amended and restated effective January 1, 2017 (Exhibit (10)(xviii) to the Company’s Form 10-K for the year ended December 31, 2016).*

10.20	The Boeing Company 2003 Incentive Stock Plan, as amended and restated effective October 31, 2016 (Exhibit (10)(xix)(a) to the Company’s Form 10-K for the year ended December 31, 2016).*

10.21	Form of Non-Qualified Stock Option Grant Notice of Terms (Exhibit (10)(xvii)(b) to the Company’s Form 10-K for the year ended December 31, 2010).*

10.22	Form of Notice of Terms of Performance-Based Restricted Stock Units (Exhibit 10.2 of the Company’s 10-Q for the quarter ended March 31, 2018).*

10.23	Form of Performance Award Notice (Exhibit 10.3 of the Company’s 10-Q for the quarter ended March 31, 2018).*

10.24	Form of Notice of Terms of Restricted Stock Units (Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2018).*

10.25	Form of Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.4 to the Company’s 10-Q for the quarter ended March 31, 2018).*

10.26	Form of Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 25, 2017).*

10.27	Form of Notice of Terms of Restricted Stock Units dated February 23, 2015. (Exhibit (10)(xviii)(i) to the Company’s Form 10-K for the year ended December 31, 2015).*

21	List of Company Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Commercial Program Method of Accounting (Exhibit (99)(i) to the Company’s Form 10-K for the year ended December 31, 1997).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.
Item 16. Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2019.

THE BOEING COMPANY
(Registrant)
By:	/s/ Robert E. Verbeck
Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2019.

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