Form 10-Q
period 2019-03-31
BOEING CO
filed 2019-04-24
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 17, 2019, there were 562,630,423 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2019

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2019	2018
Sales of products	$20,225	$20,820
Sales of services	2,692	2,562
Total revenues	22,917	23,382

Cost of products	(16,238)	(16,816)
Cost of services	(2,389)	(1,992)
Boeing Capital interest expense	(18)	(16)
Total costs and expenses	(18,645)	(18,824)
	4,272	4,558
Income from operating investments, net	20	74
General and administrative expense	(1,184)	(997)
Research and development expense, net	(866)	(764)
Gain on dispositions, net	108	4
Earnings from operations	2,350	2,875
Other income, net	106	66
Interest and debt expense	(123)	(102)
Earnings before income taxes	2,333	2,839
Income tax expense	(184)	(362)
Net earnings	$2,149	$2,477

Basic earnings per share	$3.79	$4.19

Diluted earnings per share	$3.75	$4.15

Weighted average diluted shares (millions)	572.4	597.2
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2019	2018
Net earnings	$2,149	$2,477
Other comprehensive income, net of tax:
Currency translation adjustments	1	27
Unrealized gain on certain investments, net of tax of $0 and $0	1	2
Unrealized gain/(loss) on derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($3) and $0	11	(2)
Reclassification adjustment for (gains)/losses included in net earnings, net of tax of $1 and ($1)	(2)	4
Total unrealized gain on derivative instruments, net of tax	9	2
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $6 and $10	(23)	(36)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($32) and ($60)	118	219
Pension and postretirement cost related to our equity method investments, net of tax of ($2) and $1	8	(3)
Total defined benefit pension plans and other postretirement benefits, net of tax	103	180
Other comprehensive income, net of tax	114	211
Comprehensive income related to noncontrolling interests		(1)
Comprehensive income, net of tax	$2,263	$2,687
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2019	December 31 2018
Assets
Cash and cash equivalents	$6,836	$7,637
Short-term and other investments	893	927
Accounts receivable, net	3,669	3,879
Unbilled receivables, net	10,208	10,025
Current portion of customer financing, net	340	460
Inventories	65,369	62,567
Other current assets	2,194	2,335
Total current assets	89,509	87,830
Customer financing, net	2,236	2,418
Property, plant and equipment, net of accumulated depreciation of $18,821 and $18,568	12,594	12,645
Goodwill	7,967	7,840
Acquired intangible assets, net	3,498	3,429
Deferred income taxes	281	284
Investments	1,183	1,087
Other assets, net of accumulated amortization of $544 and $503	2,941	1,826
Total assets	$120,209	$117,359
Liabilities and equity
Accounts payable	$14,693	$12,916
Accrued liabilities	13,007	14,808
Advances and progress billings	52,534	50,676
Short-term debt and current portion of long-term debt	3,381	3,190
Total current liabilities	83,615	81,590
Deferred income taxes	1,656	1,736
Accrued retiree health care	4,535	4,584
Accrued pension plan liability, net	15,077	15,323
Other long-term liabilities	3,731	3,059
Long-term debt	11,363	10,657
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	6,573	6,768
Treasury stock, at cost - 448,849,765 and 444,619,970 shares	(54,630)	(52,348)
Retained earnings	58,090	55,941
Accumulated other comprehensive loss	(14,969)	(15,083)
Total shareholders’ equity	125	339
Noncontrolling interests	107	71
Total equity	232	410
Total liabilities and equity	$120,209	$117,359
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2019	2018
Cash flows – operating activities:
Net earnings	$2,149	$2,477
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	47	45
Depreciation and amortization	521	501
Investment/asset impairment charges, net	34	20
Customer financing valuation adjustments	249	(1)
Gain on dispositions, net	(108)	(4)
Other charges and credits, net	74	60
Changes in assets and liabilities –
Accounts receivable	206	92
Unbilled receivables	(183)	(1,628)
Advances and progress billings	1,857	1,917
Inventories	(2,725)	283
Other current assets	164	(103)
Accounts payable	1,624	591
Accrued liabilities	(919)	(1,337)
Income taxes receivable, payable and deferred	116	348
Other long-term liabilities	(281)	(243)
Pension and other postretirement plans	(188)	(50)
Customer financing, net	152	44
Other	(1)	124
Net cash provided by operating activities	2,788	3,136
Cash flows – investing activities:
Property, plant and equipment additions	(501)	(394)
Property, plant and equipment reductions	110	27
Acquisitions, net of cash acquired	(276)
Contributions to investments	(457)	(249)
Proceeds from investments	366	752
Purchase of distribution rights		(20)
Other	(9)	3
Net cash (used)/provided by investing activities	(767)	119
Cash flows – financing activities:
New borrowings	5,237	2,687
Debt repayments	(4,374)	(1,371)
Contributions from noncontrolling interests	7	20
Stock options exercised	42	51
Employee taxes on certain share-based payment arrangements	(233)	(226)
Common shares repurchased	(2,341)	(3,000)
Dividends paid	(1,161)	(1,006)
Net cash used by financing activities	(2,823)	(2,845)
Effect of exchange rate changes on cash and cash equivalents, including restricted	1	8
Net (decrease) / increase in cash & cash equivalents, including restricted	(801)	418
Cash & cash equivalents, including restricted, at beginning of year	7,813	8,887
Cash & cash equivalents, including restricted, at end of period	7,012	9,305
Less restricted cash & cash equivalents, included in Investments	176	70
Cash and cash equivalents at end of period	$6,836	$9,235
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2018	$5,061	$6,804	($43,454)	$49,618	($16,373)	$57	$1,713
Net earnings				2,477		(1)	2,476
Other comprehensive loss, net of tax of ($50)					211		211
Share-based compensation and related dividend equivalents		45					45
Treasury shares issued for stock options exercised, net		(25)	75				50
Treasury shares issued for other share-based plans, net		(200)	(17)				(217)
Common shares repurchased			(3,000)				(3,000)
Changes in noncontrolling interests						20	20
Balance at March 31, 2018	$5,061	$6,624	($46,396)	$52,095	($16,162)	$76	$1,298

Balance at January 1, 2019	$5,061	$6,768	($52,348)	$55,941	($15,083)	$71	$410
Net earnings				2,149			2,149
Other comprehensive income, net of tax of ($30)					114		114
Share-based compensation and related dividend equivalents		47					47
Treasury shares issued for stock options exercised, net		(36)	77				41
Treasury shares issued for other share-based plans, net		(206)	(18)				(224)
Common shares repurchased			(2,341)				(2,341)
Changes in noncontrolling interests						36	36
Balance at March 31, 2019	$5,061	$6,573	($54,630)	$58,090	($14,969)	$107	$232
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2019	2018
Revenues:
Commercial Airplanes	$11,822	$12,945
Defense, Space & Security	6,611	6,481
Global Services	4,619	3,950
Boeing Capital	66	65
Unallocated items, eliminations and other	(201)	(59)
Total revenues	$22,917	$23,382
Earnings from operations:
Commercial Airplanes	$1,173	$1,412
Defense, Space & Security	847	757
Global Services	653	647
Boeing Capital	20	20
Segment operating profit	2,693	2,836
Unallocated items, eliminations and other	(707)	(326)
FAS/CAS service cost adjustment	364	365
Earnings from operations	2,350	2,875
Other income, net	106	66
Interest and debt expense	(123)	(102)
Earnings before income taxes	2,333	2,839
Income tax expense	(184)	(362)
Net earnings	$2,149	$2,477

This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 20 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2018 Annual Report on Form 10-K. Certain amounts in prior periods have been adjusted to conform with the current year presentation.
Standards Issued and Implemented
In the first quarter of 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and recognized on our Condensed Consolidated Statement of Financial Position $1,064 of lease liabilities with corresponding right-of-use assets for operating leases. Our accounting for finance leases and lessor contracts remains substantially unchanged. The standard has no impact to cash provided or used by operating, investing, or financing activities on our Condensed Consolidated Statements of Cash Flows. As permitted under the standard, we elected prospective application of the new guidance and prior periods continue to be presented in accordance with Topic 840. Refer to our 2018 Annual Report on Form 10-K for disclosures required by Topic 840. We also elected the package of practical expedients, which among other things, does not require reassessment of lease classification.
In the first quarter of 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815), using the modified retrospective method. The standard refines and simplifies hedge accounting requirements for both financial and commodity risks. The impact of the adoption was not material. See Note 17 for additional disclosures.

Significant Accounting Policies - Update
Our significant accounting policies are described in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2018. Our updated significant accounting policies described below reflect the impact of adopting Topic 842.
Leases We determine if an arrangement is, or contains, a lease at the inception date. Operating leases are included in Other assets, with the related liabilities included in Accrued liabilities and Other long-term liabilities. Assets under finance leases are included in Property, plant and equipment, net, with the related liabilities included in Short-term debt and current portion of long-term debt and Long-term debt on the Condensed Consolidated Statements of Financial Position.
Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities, and maintenance costs are expensed as incurred and not included in determining the present value. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and non-lease components which are accounted for as a single lease component.

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
Net cumulative catch-up adjustments to prior years' revenue and earnings, including certain reach-forward losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2019	2018
Increase to Revenue	$160	$117
Increase to Earnings from Operations	$147	$78
Increase to Diluted EPS	$0.24	$0.11

Note 2 – Acquisitions and Joint Ventures
Strategic Partnership with Embraer
During the first quarter of 2019, we entered into definitive transaction documents with respect to a strategic partnership with Embraer S.A. (Embraer). The partnership contemplates that the parties enter into a joint venture comprising the commercial aircraft and services operations of Embraer, in which Boeing will acquire an 80 percent ownership stake for $4,200, as well as a joint venture to promote and develop new markets for the multi-mission medium airlift KC-390, in which Boeing will hold a 49 percent ownership stake. Embraer shareholders approved the transaction, which remains subject to regulatory approvals and other customary closing conditions. Assuming approvals are received in a timely manner, the transaction is expected to close by the end of 2019. If the transaction is not completed due to failure to obtain antitrust approvals, we would be required to pay a termination fee of $100.
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2019	2018
Net earnings	$2,149	$2,477
Less: earnings available to participating securities	2	3
Net earnings available to common shareholders	$2,147	$2,474
Basic
Basic weighted average shares outstanding	567.7	590.8
Less: participating securities	0.6	0.7
Basic weighted average common shares outstanding	567.1	590.1
Diluted
Basic weighted average shares outstanding	567.7	590.8
Dilutive potential common shares(1)	4.7	6.4
Diluted weighted average shares outstanding	572.4	597.2
Less: participating securities	0.6	0.7
Diluted weighted average common shares outstanding	571.8	596.5
Net earnings per share:
Basic	$3.79	$4.19
Diluted	3.75	4.15

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2019	2018
Performance awards	2.6	2.9
Performance-based restricted stock units	0.5	0.5

Note 4 – Income Taxes
Our effective income tax rates were 7.9% and 12.8% for the three months ended March 31, 2019 and 2018. The effective tax rate for the three months ended March 31, 2019 was lower than the comparable prior period primarily due to a higher benefit attributable to applying a lower U.S. tax rate to intangible income derived from serving non-U.S. markets and higher excess tax benefits related to share-based payments.
Federal income tax audits have been settled for all years prior to 2015. The Internal Revenue Service (IRS) began the 2015-2017 federal tax audit in the first quarter of 2019. We are also subject to examination in major state and international jurisdictions for the 2001-2017 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months unrecognized tax benefits related to state matters under audit may decrease by up to $465 based on current estimates.

Note 5 – Inventories
Inventories consisted of the following:

	March 31 2019	December 31 2018
Long-term contracts in progress	$1,159	$2,129
Commercial aircraft programs	55,490	52,753
Commercial spare parts, used aircraft, general stock materials and other	8,720	7,685
Total	$65,369	$62,567

Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $193 and $227 at March 31, 2019 and December 31, 2018. See indemnifications to ULA in Note 12.
Included in inventories are capitalized precontract costs of $661 at March 31, 2019 and $644 at December 31, 2018 primarily related to the KC-46A Tanker. See Note 11.
Commercial Aircraft Programs
At March 31, 2019 and December 31, 2018, commercial aircraft programs inventory included the following amounts related to the 787 program: $27,749 and $27,852 of work in process (including deferred production costs of $22,029 and $22,967), $2,379 and $2,453 of supplier advances, and $2,532 and $2,638 of unamortized tooling and other non-recurring costs. At March 31, 2019, $16,656 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $7,905 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At March 31, 2019 and December 31, 2018, commercial aircraft programs inventory included $105 and $116 of unamortized tooling costs related to the 747 program. At March 31, 2019, $100 of unamortized tooling costs are expected to be recovered from units included in the program accounting quantity that have firm orders or commitments. At March 31, 2019, the program accounting quantity includes one already completed aircraft which is being remarketed.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,724 and $2,844 at March 31, 2019 and December 31, 2018.
Note 6 – Contracts with Customers
Unbilled receivables increased from $10,025 at December 31, 2018 to $10,208 at March 31, 2019, primarily driven by revenue recognized at BDS and BGS in excess of billings.
Advances and progress billings increased from $50,676 at December 31, 2018 to $52,534 at March 31, 2019, primarily driven by advances on orders received in excess of revenue recognized at BCA, BDS and BGS.
Revenues recognized during the three months ended March 31, 2019 and 2018 from amounts recorded as Advances and progress billings at the beginning of each year were $5,897 and $6,453.

Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	March 31 2019	December 31 2018
Financing receivables:
Investment in sales-type/finance leases	$1,096	$1,125
Notes	609	730
Total financing receivables	1,705	1,855
Operating lease equipment, at cost, less accumulated depreciation of $220 and $203	879	782
Operative lease incentive		250
Gross customer financing	2,584	2,887
Less allowance for losses on receivables	(8)	(9)
Total	$2,576	$2,878

We acquire aircraft to be leased to customers through trades, lease returns, purchases in the secondary market, and new aircraft transferred from our Commercial Airplanes segment. Leasing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate the lease. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price. A minority of leases contain variable lease payments based on actual aircraft usage and are paid in arrears.
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At March 31, 2019 and December 31, 2018, we individually evaluated for impairment customer financing receivables of $406 and $409, of which $395 and $398 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
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
Our financing receivable balances by internal credit rating category are shown below:

Rating categories	March 31 2019	December 31 2018
BBB	$638	$883
BB	423	430
B	241	135
CCC	403	407
Total carrying value of financing receivables	$1,705	$1,855

At March 31, 2019, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 21.7%, 6.2% and 0.6%, respectively, to the exposure associated with those receivables.
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
The majority of customer financing carrying values are concentrated in the following aircraft models:

	March 31 2019	December 31 2018
717 Aircraft ($201 and $204 accounted for as operating leases)	$882	$918
747-8 Aircraft ($131 and $132 accounted for as operating leases)	475	477
777 Aircraft ($169 and $60 accounted for as operating leases)	288	68
737 Aircraft ($259 and $263 accounted for as operating leases)	285	290
MD-80 Aircraft (accounted for as sales-type finance leases)	207	204
757 Aircraft ($24 and $24 accounted for as operating leases)	195	200
747-400 Aircraft ($42 and $45 accounted for as operating leases)	111	116

As part of selected lease transactions, Boeing may provide incentives to commercial customers. At December 31, 2018, Customer Financing included $250 of lease incentives with one customer experiencing liquidity issues. At March 31, 2019, we concluded that these lease incentives were impaired and recorded a charge of $250.
Lease income recorded in Revenue on the Condensed Consolidated Statements of Operations included $16 from sales-type/finance leases and $36 from operating leases.
As of March 31, 2019, undiscounted cash flows for sales-type/finance and operating leases over the next five years and thereafter are as follows:

	Sales-type/finance leases	Operating leases
Year 1	$203	$130
Year 2	159	106
Year 3	115	91
Year 4	106	74
Year 5	110	55
Thereafter	167	77
Total lease receipts	860	533
Less imputed interest	(189)
Estimated unguaranteed residual values	425
Total	$1,096	$533

At March 31, 2019 and December 31, 2018 unguaranteed residual values remained unchanged. Guaranteed residual values at March 31, 2019 were not significant.

Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2019	December 31 2018
Equity method investments (1)	$1,143	$1,048
Time deposits	260	255
Available for sale debt instruments	451	491
Equity and other investments	46	44
Restricted cash & cash equivalents(2)	176	176
Total	$2,076	$2,014

(1)	Dividends received were $63 and $88 for the three months ended March 31, 2019 and 2018.

(2)	Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Note 9 – Other Assets
Sea Launch
At March 31, 2019 and December 31, 2018, Other assets included $244 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. At March 31, 2019, the net amounts owed to Boeing by each of the partners were as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia (RSC Energia) – $111, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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
Note 10 – Leases
Our operating lease assets primarily represent manufacturing and research and development facilities, warehouses, and offices. Our finance leases primarily represent computer equipment and are not significant. Total operating lease expense was $84 for the three months ended March 31, 2019, of which $14 was attributable to variable lease expenses.
For the three months ended March 31, 2019 cash payments against operating lease liabilities totaled $70 and non-cash transactions totaled $25 to recognize operating assets and liabilities for new leases.

Supplemental Condensed Consolidated Statement of Financial Position information related to leases was as follows:

March 31 2019
Operating leases:
Operating lease right-of-use assets	$1,008

Current portion of lease liabilities	241
Non-current portion of lease liabilities	823
Total operating lease liabilities	$1,064

Weighted average remaining lease term (years)	9
Weighted average discount rate	3.05%

Maturities of lease liabilities were as follows:

Operating leases
Year 1	$269
Year 2	214
Year 3	167
Year 4	138
Year 5	87
Thereafter	407
Total lease payments	1,282
Less imputed interest	(218)
Total	$1,064

As of March 31, 2019, we have entered into operating leases that have not yet commenced of $220, primarily related to research and development and manufacturing facilities. These leases will commence between 2019 and 2020 with lease terms of 3 years to 24 years.
Note 11 – Commitments and Contingencies
737 MAX Grounding
On March 13, 2019, the Federal Aviation Administration (FAA) issued an order to suspend operations of all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two recent fatal 737 MAX accidents. Non-U.S. civil aviation authorities have issued directives to the same effect. We are working closely with the relevant government authorities to support both accident investigations. We are also fully cooperating with other U.S. government investigations related to the accidents. While production continues on the 737 MAX, deliveries have been suspended until clearance is granted by the appropriate regulatory authorities.
We have been developing a software update to the Maneuvering Characteristics Augmentation System (MCAS) on the 737 MAX, together with an associated pilot training and supplementary education program. We continue to work with the FAA and other regulatory agencies worldwide to develop and certify the software update and training program. Charges recognized during the first quarter of 2019 related to the MCAS software update and related pilot training were immaterial.
Prior to the grounding, Boeing had delivered 387 737 MAX aircraft of which 57 were delivered in the first quarter of 2019. On April 5, 2019, we announced plans to reduce the production rate from 52 aircraft per month to 42 per month effective April 15, 2019. The resulting impacts, which were reflected in the first quarter, increased costs to produce aircraft included in the current accounting quantity by $1,016 and reduced 737 program and overall BCA segment margins. We will continue to evaluate production rates depending on the timing and conditions surrounding a return to service. Prior to the grounding, we expected MAX deliveries to approximate 90 percent of total 737 deliveries in 2019. In addition to the grounding, the timing of MAX deliveries during the quarter was adversely affected by delays in the supply chain. We may face additional costs, delays in return to service, and/or a prolonged reduction in the production rate.
The grounding has reduced revenues, operating earnings and cash flows during the first quarter of 2019 and will continue to adversely affect our results until deliveries resume and production rates increase. We may also experience claims or assertions from customers and/or suppliers in connection with the grounding. We are unable at this time to reasonably estimate potential future financial impacts or a range of loss, if any, because any such estimate would depend on many factors, including the ongoing status of the accident investigations and the timing and conditions surrounding a return to service. Any such impacts could have a material adverse effect on our financial position, results of operations, or cash flows.
Environmental
The following table summarizes environmental remediation activity during the three months ended March 31, 2019 and 2018.

	2019	2018
Beginning balance – January 1	$555	$524
Reductions for payments made	(11)	(7)
Changes in estimates	4	22
Ending balance – March 31	$548	$539

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2019 and December 31, 2018, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,090 and $796.
Product Warranties
The following table summarizes product warranty activity recorded during the three months ended March 31, 2019 and 2018.

	2019	2018
Beginning balance – January 1	$1,127	$1,211
Additions for current year deliveries	50	70
Reductions for payments made	(8)	(32)
Changes in estimates	(60)	(101)
Ending balance – March 31	$1,109	$1,148

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
Trade-in commitment agreements at March 31, 2019 have expiration dates from 2019 through 2026. At March 31, 2019, and December 31, 2018 total contractual trade-in commitments were $1,504 and $1,519. As of March 31, 2019 and December 31, 2018, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $511 and $522 and the fair value of the related trade-in aircraft was $477 and $485.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $18,265 and $19,462 as of March 31, 2019 and December 31, 2018. The estimated earliest potential funding dates for these commitments as of March 31, 2019 are as follows:

Total
April through December 2019	$981
2020	3,429
2021	3,087
2022	1,784
2023	3,261
Thereafter	5,723
$18,265

As of March 31, 2019, $18,012 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,828 and $3,761 as of March 31, 2019 and December 31, 2018.
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). The consolidated spending bills signed into law in September 2018 provide defense funding for FY19, in compliance with the revised caps. These bills also provided FY19 appropriations for most of the federal government. The Consolidated Appropriations Act, enacted in February 2019, provided FY19 appropriations for the remaining parts of the federal government, including the National Aeronautics and Space Administration (NASA).
There continues to be uncertainty with respect to future program-level appropriations for the U.S. DoD and other government agencies, including NASA. The 2011 Budget Control Act continues to mandate spending caps on U.S. government discretionary spending for fiscal years 2020 and 2021 (FY20 and FY21). In March 2019, the Administration submitted its FY20 budget request, which calls for funding for the base national defense budget at the spending caps specified for FY20. The Administration also requested that an additional

$98 billion in base national defense requirements be appropriated outside of the base funding request that is subject to the spending caps, in order to avoid raising the caps. The lower budget caps will take effect again in FY20 and FY21 unless Congress acts to raise or appropriate funding outside of the spending caps or to repeal or suspend the law. As a result, continued budget uncertainty and the risk of future sequestration cuts remain. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, USAF KC-46A Tanker, T-X Trainer, VC-25B Presidential Aircraft, MQ-25 Stingray, and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, we have recorded reach-forward losses on the KC-46A Tanker and we continue to have risk for further losses if we experience further production, technical or quality issues, and delays in flight testing, certification and/or delivery. In addition, in 2018, in connection with winning the T-X Trainer and MQ-25 Stingray competitions, we recorded a loss of $400 associated with options for 346 T-X Trainer aircraft and a loss of $291 related to the MQ-25 Stingray Engineering, Manufacturing and Development (EMD) contract. Moreover, our fixed-price development programs remain subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays, or increased costs.
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
At March 31, 2019, we had approximately $383 of capitalized precontract costs and $784 of potential termination liabilities to suppliers.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2019	December 31 2018	March 31 2019	December 31 2018	March 31 2019	December 31 2018
Contingent repurchase commitments	$1,642	$1,685	$1,642	$1,685
Indemnifications to ULA:
Contributed Delta program launch inventory	35	52
Other Delta contracts	176	176
Credit guarantees	106	106	46	51	30	16

Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. See Note 5. ULA has yet to consume $35 of contributed inventory.
Potential payments for Other Delta contracts include $85 related to deferred support costs and $91 related to deferred production costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts. In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. In 2012, Boeing and ULA, through its subsidiary United Launch Services, filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government, which subsequently asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit. The discovery phase of the litigation completed in 2017. The court has scheduled a final pre-trial conference on or after November 21, 2019. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.
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
Note 13 – Debt
On February 15, 2019, we issued $1,500 of fixed rate senior notes consisting of $400 due March 1, 2024 that bear an annual interest rate of 2.8%, $400 due March 1, 2029 that bear an annual interest rate of 3.20%, $400 due March 1, 2039 that bear an annual interest rate of 3.5%, and $300 due March 1, 2059 that bear an annual interest rate of 3.825%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $1,451, after deducting underwriting discounts, commissions and offering expenses.
Note 14 – Postretirement Plans
The components of net periodic benefit cost/(income) for the three months ended March 31 were as follows:

	Pension		Postretirement
Pension Plans	2019	2018	2019	2018
Service cost	$1	$108	$19	$24
Interest cost	731	695	49	49
Expected return on plan assets	(965)	(1,002)	(2)	(2)
Amortization of prior service credits	(20)	(14)	(9)	(32)
Recognized net actuarial loss/(gain)	161	282	(11)	(3)
Net periodic benefit cost/(income)	($92)	$69	$46	$36

Net periodic benefit cost/(income) included in Earnings from operations	$78	$82	$22	$22
Net periodic benefit cost/(income) included in Other income, net	(93)	(42)	27	24
Net periodic benefit cost/(income) included in Earnings before income taxes	($15)	$40	$49	$46

Note 15 – Share-Based Compensation and Other Compensation Arrangements
Restricted Stock Units
On February 25, 2019, we granted to our executives 233,582 restricted stock units (RSUs) as part of our long-term incentive program with a grant date fair value of $428.22 per unit. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date.
Performance-Based Restricted Stock Units
On February 25, 2019, we granted to our executives 214,651 performance-based restricted stock units (PBRSUs) as part of our long-term incentive program with a grant date fair value of $466.04 per unit. Compensation expense for the award is recognized over the three-year performance period based upon the grant date fair value estimated using a Monte-Carlo simulation model. The model used the following assumptions: expected volatility of 23.88% based upon historical stock volatility, a risk-free interest rate of 2.46%, and no expected dividend yield because the units earn dividend equivalents.

Performance Awards
On February 25, 2019, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2021. At March 31, 2019, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $398.
Note 16 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the three months ended March 31, 2019 and 2018 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2018	($15)	($2)	$54	($16,410)		($16,373)
Other comprehensive income/(loss) before reclassifications	27	2	(2)	(3)		24
Amounts reclassified from AOCI			4	183	(2)	187
Net current period Other comprehensive income	27	2	2	180		211
Balance at March 31, 2018	$12	$—	$56	($16,230)		($16,162)

Balance at January 1, 2019	($101)		($62)	($14,920)		($15,083)
Other comprehensive income/(loss) before reclassifications	1	1	11	8		21
Amounts reclassified from AOCI			(2)	95	(2)	93
Net current period Other comprehensive income/(loss)	1	1	9	103		114
Balance at March 31, 2019	($100)	$1	($53)	($14,817)		($14,969)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the three months ended March 31, 2019 and 2018 totaling $118 and $219 (net of tax of ($32) and ($60)). These are included in the net periodic pension cost.

Note 17 – Derivative Financial Instruments
Disclosures reflect the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815), in the first quarter of 2019. Prior period amounts have not been restated.
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, commodity swaps and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2024. We use commodity derivatives, such as fixed-price purchase commitments and swaps to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2023.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2019	December 31 2018	March 31 2019	December 31 2018	March 31 2019	December 31 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3,337	$3,407	$37	$32	($94)	($132)
Interest rate contracts	125	125	1
Commodity contracts	822	57	11	9	(20)	(2)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	663	414	7	11	(5)	(2)
Commodity contracts	348	478
Total derivatives	$5,295	$4,481	$56	$52	($119)	($136)
Netting arrangements			(22)	(24)	22	24
Net recorded balance			$34	$28	($97)	($112)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Three months ended March 31
	2019	2018
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	$22	($2)
Commodity contracts	(11)

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Three months ended March 31
	2019	2018
Foreign exchange contracts
Revenues	$5
Costs and expenses	(5)	($5)
General and administrative	1
Commodity contracts
Revenues
Costs and expenses	1
General and administrative expense	1

Gains/(losses) related to undesignated derivatives on foreign exchange cash flow hedging transactions recognized in Other income, net were $2 and $3 for the three months ended March 31, 2019 and 2018. Forward points related to foreign exchange cash flow hedging transactions recognized in Other income, net were $6 for the three months ended March 31, 2018.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $44 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2019 was $25. At March 31, 2019, there was no collateral posted related to our derivatives.

Note 18 – Fair Value Measurements
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

	March 31, 2019			December 31, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,661	$2,661		$1,737	$1,737
Available-for-sale debt investments:
Commercial paper	103		$103	78		$78
Corporate notes	357		357	420		420
Other equity investments	13	13		12	12
Derivatives	34		34	28		28
Total assets	$3,168	$2,674	$494	$2,275	$1,749	$526
Liabilities
Derivatives	($97)		($97)	($112)		($112)
Total liabilities	($97)		($97)	($112)		($112)

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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2019		2018
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment			$20	($8)
Investments	$90	($33)		(12)
Property, plant and equipment	43	(1)
Total	$133	($34)	$20	($20)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2019
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$609	$621		$621
Liabilities
Debt, excluding capital lease obligations and commercial paper	(12,589)	(13,770)		(13,707)	($63)

	December 31, 2018
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$730	$735		$735
Liabilities
Debt, excluding capital lease obligations and commercial paper	(11,796)	(12,746)		(12,682)	($64)

The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2019 and December 31, 2018. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 19 – Legal Proceedings
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
Multiple legal actions have been filed against us as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. Further, we are fully cooperating with all ongoing governmental and regulatory investigations and inquiries relating to the accidents and the 737 MAX program. We cannot reasonably estimate a range of loss, if any, that may result given the ongoing status of these lawsuits, investigations, and inquiries.
Note 20 – Segment and Revenue Information
Effective at the beginning of 2019, all revenues and costs associated with military derivative aircraft production are reported in the BDS segment. Revenues and costs associated with military derivative aircraft production were previously reported in the BCA and BDS segments. Business segment data for 2018 reflects the realignment for military derivative aircraft, as well as the realignment of certain programs from BDS to BGS.
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
BGS provides parts, maintenance, modifications, logistics support, training, data analytics and information-based services to commercial and government customers worldwide. BGS Segment revenue and costs include certain services provided to other segments Revenue on commercial spare parts contracts is recognized at the point in time when a spare part is delivered to the customer. Revenue on other contracts is generally recognized over the contract term (over time) as costs are incurred.
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
BCA revenues by customer location consist of the following:

(Dollars in millions)	Three months ended March 31
	2019	2018
Revenue from contracts with customers:
Europe	$1,661	$3,199
China	1,546	2,047
Asia, other than China	1,628	1,731
Middle East	1,110	461
Other	1,538	1,494
Total non-U.S. revenues	7,483	8,932
United States	4,170	4,000
Total revenues from contracts with customers	11,653	12,932
Intersegment revenues, eliminated on consolidation	169	13
Total segment revenues	$11,822	$12,945

Revenue recognized on fixed-price contracts	100%	100%

Revenue recognized at a point in time	100%	100%

BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Three months ended March 31
	2019	2018
Revenue from contracts with customers:
U.S. customers	$4,907	$4,945
Non U.S. customers(1)	1,704	1,536
Total segment revenue from contracts with customers	$6,611	$6,481

Revenue recognized over time	98%	98%

Revenue recognized on fixed-price contracts	69%	70%

Revenue from the U.S. government(1)	88%	89%

(1)	Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

(Dollars in millions)	Three months ended March 31
	2019	2018
Revenue from contracts with customers:
Commercial	$2,585	$2,079
Government	1,997	1,812
Total revenues from contracts with customers	4,582	3,891
Intersegment revenues eliminated on consolidation	37	59
Total segment revenues	$4,619	$3,950

Revenue recognized at a point in time	57%	54%

Revenue recognized on fixed-price contracts	89%	88%

Revenue from the U.S. government(1)	33%	37%

(1)	Includes revenues earned from foreign military sales through the U.S. government.
Backlog
Our total backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our backlog at March 31, 2019 was $486,849. We expect approximately 33% to be converted to revenue through 2020 and approximately 76% through 2023, with the remainder thereafter.
Unallocated Items, Eliminations and other
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations, intercompany guarantees provided to BCC and eliminations of certain sales between segments. Such sales include airplanes accounted for as operating leases and considered transferred to the BCC segment. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other are shown in the following table.

	Three months ended March 31
	2019	2018
Share-based plans	($14)	($18)
Deferred compensation	(102)	(29)
Amortization of previously capitalized interest	(24)	(25)
Research and development expense, net	(74)	2
Customer financing impairment	(250)
Eliminations and other unallocated items	(243)	(256)
Unallocated items, eliminations and other	($707)	($326)

Pension FAS/CAS service cost adjustment	$274	$283
Postretirement FAS/CAS service cost adjustment	90	82
FAS/CAS service cost adjustment	$364	$365

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
Assets
Segment assets are summarized in the table below:

	March 31 2019	December 31 2018
Commercial Airplanes	$67,366	$64,788
Defense, Space & Security	19,628	19,594
Global Services	18,360	17,921
Boeing Capital	2,544	2,809
Unallocated items, eliminations and other	12,311	12,247
Total	$120,209	$117,359

Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held centrally as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2019, the related condensed consolidated statements of operations, comprehensive income, cash flows, and equity for the three months ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for the year then ended; and in our report dated February 8, 2019, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
April 24, 2019

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

Forward-looking statements are based on expectations and assumptions that we believe to be reasonable when made, but that may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are risks related to:

(1)	the timing and conditions surrounding return to service of the 737 MAX fleet;

(2)	general conditions in the economy and our industry, including those due to regulatory changes;

(3)	our reliance on our commercial airline customers;

(4)
the overall health of our aircraft production system, planned commercial aircraft production rate changes, our commercial development and derivative aircraft programs, and our aircraft being subject to stringent performance and reliability standards;

(5)	changing budget and appropriation levels and acquisition priorities of the U.S. government;

(6)	our dependence on U.S. government contracts;

(7)	our reliance on fixed-price contracts;

(8)	our reliance on cost-type contracts;

(9)	uncertainties concerning contracts that include in-orbit incentive payments;

(10)	our dependence on our subcontractors and suppliers as well as the availability of raw materials;

(11)	changes in accounting estimates;

(12)	changes in the competitive landscape in our markets;

(13)	our non-U.S. operations, including sales to non-U.S. customers;

(14)	threats to the security of our or our customers' information;

(15)	potential adverse developments in new or pending litigation and/or government investigations;

(16)	customer and aircraft concentration in our customer financing portfolio;

(17)	changes in our ability to obtain debt on commercially reasonable terms and at competitive rates;

(18)	realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures;

(19)	the adequacy of our insurance coverage to cover significant risk exposures;

(20)	potential business disruptions, including those related to physical security threats, information technology or cyber attacks, epidemics, sanctions or natural disasters;

(21)	work stoppages or other labor disruptions;

(22)	substantial pension and other postretirement benefit obligations; and

(23)	potential environmental liabilities.

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

(Dollars in millions, except per share data)	Three months ended March 31
	2019	2018
Revenues	$22,917	$23,382

GAAP
Earnings from operations	$2,350	$2,875
Operating margins	10.3%	12.3%
Effective income tax rate	7.9%	12.8%
Net earnings	$2,149	$2,477
Diluted earnings per share	$3.75	$4.15

Non-GAAP (1)
Core operating earnings	$1,986	$2,510
Core operating margins	8.7%	10.7%
Core earnings per share	$3.16	$3.64

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 47 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2019	2018
Commercial Airplanes	$11,822	$12,945
Defense, Space & Security	6,611	6,481
Global Services	4,619	3,950
Boeing Capital	66	65
Unallocated items, eliminations and other	(201)	(59)
Total	$22,917	$23,382
Revenues for the three months ended March 31, 2019 decreased by $465 million compared with the same period in 2018. Commercial Airplanes (BCA) revenues decreased by $1,123 million driven by lower deliveries primarily due to the 737 MAX grounding, partially offset by favorable 737 and 787 model mix. Defense, Space & Security (BDS) revenues increased by $130 million primarily due to higher satellites and weapons revenue and a contract award for early warning aircraft, partially offset by lower revenue for C-17 and fighters. Global Services (BGS) revenues increased by $669 million primarily due to the acquisition of KLX, Inc. in the fourth quarter of 2018 and higher government services revenue.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Three months ended March 31
	2019	2018
Commercial Airplanes	$1,173	$1,412
Defense, Space & Security	847	757
Global Services	653	647
Boeing Capital	20	20
Segment operating profit	2,693	2,836
Pension FAS/CAS service cost adjustment	274	283
Postretirement FAS/CAS service cost adjustment	90	82
Unallocated Items, Eliminations and Other	(707)	(326)
Earnings from operations (GAAP)	$2,350	$2,875
FAS/CAS service cost adjustment *	(364)	(365)
Core operating earnings (Non-GAAP) **	$1,986	$2,510

*	The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.

**	Core operating earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See page 47.
Earnings from operations for the three months ended March 31, 2019 decreased by $525 million compared with the same period in 2018, primarily due to lower earnings at BCA and a customer financing impairment of $250 million that was recorded in Unallocated Items, Eliminations and Other, partially offset by higher earnings at BDS and BGS. BCA earnings from operations decreased by $239 million primarily due to the 737 MAX grounding, partially offset by higher 787 margins, favorable delivery mix, and improved cost performance. BDS earnings from operations increased by $90 million, primarily due to a gain on sale of property and lower KC-46A Tanker reach-forward losses, partially offset by lower earnings for C-17 and on our United Launch Alliance (ULA) joint venture. BGS earnings from operations increased by $6 million primarily due to higher revenues, partially offset by less favorable performance and mix.
Core operating earnings for the three months ended March 31, 2019 decreased by $524 million compared with the same period in 2018 primarily due to lower earnings at BCA and a customer financing impairment of $250 million that was recorded in Unallocated Items, Eliminations and Other, partially offset by higher earnings at BDS and BGS.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2019	2018
Share-based plans	($14)	($18)
Deferred compensation	(102)	(29)
Amortization of previously capitalized interest	(24)	(25)
Research and development expense, net	(74)	2
Customer financing impairment	(250)
Eliminations and other unallocated items	(243)	(256)
Unallocated items, eliminations and other	($707)	($326)
The deferred compensation expense increased by $73 million for the three months ended March 31, 2019 compared with the same period in 2018 primarily driven by changes in broad market conditions.
Research and development expense increased by $76 million for the three months ended March 31, 2019 compared with the same period in 2018 primarily due to enterprise investments in new products and technologies.
During the first quarter of 2019, we recorded a $250 million charge related to the impairment of lease incentives with one customer that is currently experiencing liquidity issues.
A portion of service cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods.

Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Three months ended March 31
Pension Plans	2019	2018
Allocated to business segments	($352)	($365)
Pension FAS/CAS service cost adjustment	274	283
Net periodic benefit cost included in Earnings from operations	($78)	($82)
The pension FAS/CAS service cost adjustment recognized in earnings in 2019 is largely consistent with the same period in the prior year. The decrease in net periodic benefit costs included in Earnings from operations in 2019 was primarily due to lower service costs reflecting the transition of employees to defined contribution retirement savings plans.
For discussion related to Postretirement Plans, see Note 14 to our Condensed Consolidated Financial Statements.

Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2019	2018
Earnings from operations	$2,350	$2,875
Other income, net	106	66
Interest and debt expense	(123)	(102)
Earnings from operations	2,333	2,839
Income tax expense	(184)	(362)
Net earnings from continuing operations	$2,149	$2,477
Other income, net increased by $40 million during the three months ended March 31, 2019, primarily due to non-operating pension expense. Non-operating pension expense was a benefit of $93 million and $42 million during the three months ended March 31, 2019 and 2018. The benefit in 2019 reflects a decrease in the amortization of actuarial losses, offset by higher interest costs.
Higher interest and debt expense for the three months ended March 31, 2019 is a result of higher debt balances, partially offset by higher capitalized interest.
For discussion related to Income Taxes, see Note 4 to our Condensed Consolidated Financial Statements.
Total Costs and Expenses (“Cost of Sales”)
Cost of sales, for both products and services, consists primarily of raw materials, parts, sub-assemblies, labor, overhead and subcontracting costs. Our BCA segment predominantly uses program accounting to account for cost of sales. Under program accounting, cost of sales for each commercial airplane program equals the product of (i) revenue recognized in connection with customer deliveries and (ii) the estimated cost of sales percentage applicable to the total remaining program. For long-term contracts, the amount reported as cost of sales is recognized as incurred. Substantially all contracts at our BDS segment and certain contracts at our BGS segment are long-term contracts with the U.S. government and other customers that generally extend over several years. Costs on these contracts are recorded as incurred. Cost of sales for commercial spare parts is recorded at average cost.
The following table summarizes cost of sales:

(Dollars in millions)	Three months ended March 31
	2019	2018	Change
Cost of sales	$18,645	$18,824	($179)
Cost of sales as a % of Revenues	81.4%	80.5%	0.9%
Cost of sales for the three months ended March 31, 2019 decreased by $179 million, or 1%, compared with the same period in 2018, primarily due to lower revenue and lower reach-forward losses.

Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Three months ended March 31
	2019	2018
Commercial Airplanes	$564	$549
Defense, Space & Security	188	183
Global Services	40	34
Other	74	(2)
Total	$866	$764
Research and development expense for the three months ended March 31, 2019 increased by $102 million compared with the same period in 2018, primarily due to BCA and enterprise investments in product development, partially offset by lower 777X, 737 MAX, and 787-10 spending.
Backlog

(Dollars in millions)	March 31 2019	December 31 2018
Commercial Airplanes	$399,371	$408,140
Defense, Space & Security	66,790	61,277
Global Services	20,688	21,064
Total Backlog	$486,849	$490,481

Contractual backlog	$458,998	$462,070
Unobligated backlog	27,851	28,411
Total Backlog	$486,849	$490,481
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease during the three months ended March 31, 2019 was primarily due to lower BCA backlog, partially offset by BDS orders and funding for contract awards in excess of deliveries and revenue recognized.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease during the three months ended March 31, 2019 was primarily due to reclassifications to contractual backlog related to BGS and BDS contracts.
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
On July 6, 2018, the U.S. and China began imposing tariffs on approximately $34 billion of each other's exports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. Subsequently, the U.S. imposed tariffs on an additional $216 billion in Chinese goods, and China imposed tariffs on an additional $76 billion worth of U.S goods. Negotiations to resolve the trade dispute are currently ongoing. We continue to monitor the potential for any disruption and adverse revenue and/or cost impacts that may result from these actions or future geopolitical economic developments.
The U.S. Government continues to impose and/or threaten to impose sanctions on certain businesses and individuals in Russia. Although our operations or sales in Russia have not been impacted to date, we continue to monitor additional sanctions that may be imposed by the U.S. Government and any responses from Russia that could affect our supply chain, business partners or customers.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Three months ended March 31
	2019	2018
Revenues	$11,822	$12,945
Earnings from operations	$1,173	$1,412
Operating margins	9.9%	10.9%
Revenues
Revenues for the three months ended March 31, 2019 decreased by $1,123 million compared with the same period in 2018 driven by lower deliveries primarily due to the 737 MAX grounding, partially offset by favorable 737 and 787 model mix. The 737 MAX grounding will have a significant impact on revenues until deliveries resume.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	†	787	Total
Deliveries during the first three months of 2019	89	(4)	2	12	(8)	10	(1)	36	149
Deliveries during the first three months of 2018	132	(5)	2	4		12		34	184
Cumulative deliveries as of 3/31/2019	7,401		1,550	1,145		1,592		817
Cumulative deliveries as of 12/31/2018	7,312		1,548	1,133		1,582		781
* Intercompany deliveries identified by parentheses
† Aircraft accounted for as revenues by BCA and as operating leases in consolidation identified by parentheses.
Earnings From Operations
Earnings from operations for the three months ended March 31, 2019 decreased by $239 million compared with the same period in 2018 primarily due to the 737 MAX grounding, partially offset by higher 787 margins, favorable delivery mix, and improved cost performance. The reduction in the BCA operating margins compared to the 15.7 percent in the fourth quarter of 2018 is primarily driven by lower 737 deliveries due to the 737 MAX grounding, which will continue to pressure margins until deliveries resume.
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
BCA total backlog decreased from $408,140 million as of December 31, 2018 to $399,371 million at March 31, 2019 primarily due to deliveries in excess of new orders and a reduction in backlog related to orders from a customer experiencing liquidity issues.

Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 3/31/2019	737		747*	767	777	†	777X	787	†
Program accounting quantities	10,400		1,574	1,195	1,680		**	1,600
Undelivered units under firm orders	4,448		22	103	92	(1)	344	596	(31)
Cumulative firm orders	11,849		1,572	1,248	1,684		344	1,413

As of 12/31/2018	737	†	747	767	777	†	777X	787	†
Program accounting quantities	10,400		1,574	1,195	1,680		**	1,600
Undelivered units under firm orders	4,708	(75)	24	111	100	(2)	326	604	(30)
Cumulative firm orders	12,020		1,572	1,244	1,682		326	1,385

†	Aircraft ordered by BCC are identified in parentheses

*	At March 31, 2019, the 747 accounting quantity includes one already completed aircraft that has not been sold and is being remarketed.

**	The accounting quantity for the 777X will be determined in the year of first airplane delivery, targeted for 2020.
Program Highlights
737 Program See the discussion of the 737 MAX Grounding in Note 11 and 19 to our Condensed Consolidated Financial Statements.
747 Program We are currently producing at a rate of 0.5 aircraft per month. We continue to evaluate the viability of the 747 program. We believe that a decision to end production of the 747 at the end of the current accounting quantity would not have a material impact on our financial position, results of operations or cash flows.
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
787 Program At the end of the first quarter of 2019, we increased the production rate from 12 per month to 14 per month. We delivered the first 787-10 in March 2018.
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft and derivatives, such as the 777X, involves increased risks associated with meeting development, production and certification schedules. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-

forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors due to changes in the inflation rate or other economic indicators, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, achieving anticipated cost reductions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). The consolidated spending bills signed into law in September 2018 provide defense funding for FY19, in compliance with the revised caps. These bills also provided FY19 appropriations for most of the federal government. The Consolidated Appropriations Act, enacted in February 2019, provided FY19 appropriations for the remaining parts of the federal government, including the National Aeronautics and Space Administration (NASA).
There continues to be uncertainty with respect to future program-level appropriations for the U.S. DoD and other government agencies, including NASA. The 2011 Budget Control Act continues to mandate spending caps on U.S. government discretionary spending for fiscal years 2020 and 2021 (FY20 and FY21). In March 2019, the Administration submitted its FY20 budget request, which calls for funding for the base national defense budget at the spending caps specified for FY20. The Administration also requested that an additional $98 billion in base national defense requirements be appropriated outside of the base funding request that is subject to the spending caps, in order to avoid raising the caps. The lower budget caps will take effect again in FY20 and FY21 unless Congress acts to raise or appropriate funding outside of the spending caps or to repeal or suspend the law. As a result, continued budget uncertainty and the risk of future sequestration cuts remain. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on the results of the Company’s operations, financial position and/or cash flows.
Results of Operations

(Dollars in millions)	Three months ended March 31
	2019	2018
Revenues	$6,611	$6,481
Earnings from operations	$847	$757
Operating margins	12.8%	11.7%
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

Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2019	2018
F/A-18 Models	7	5
F-15 Models	4	2
CH-47 Chinook (New)	7	4
CH-47 Chinook (Renewed)	4	4
AH-64 Apache (New)	6
AH-64 Apache (Remanufactured)	22	6
P-8 Models	3	4
KC-46 Tanker	7
Total	60	25
Revenues
BDS revenues for the three months ended March 31, 2019 increased by $130 million compared with the same period in 2018, primarily due to higher satellites and weapons revenue and a contract award for early warning aircraft, partially offset by lower revenue for C-17 and fighters. Net favorable cumulative contract catch-up adjustments to revenue for the three months ended March 31, 2019 were $23 million higher than the comparable period in the prior year.
Earnings From Operations
BDS earnings from operations for the three months ended March 31, 2019 increased by $90 million, compared with the same period in 2018, primarily due to a gain on sale of property and lower KC-46A Tanker reach-forward losses, partially offset by lower earnings for C-17 and on our ULA joint venture.
Net favorable cumulative contract catch-up adjustments for the three months ended March 31, 2019 were $61 million higher than the comparable period in the prior year, reflecting decreased unfavorable adjustments on the KC-46A Tanker.
BDS earnings from operations include equity earnings of $53 million for the three months ended March 31, 2019 compared to $80 million for the same period in 2018 primarily reflecting earnings on our ULA joint venture.
Backlog
Total backlog increased from $61,277 million at December 31, 2018 to $66,790 million at March 31, 2019 primarily due to current year contract awards including F/A-18 fighters, P-8A Poseidon and E-7 Airborne Early Warning & Control, partially offset by revenue recognized on contracts awarded in prior years.
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
Some of our development programs are contracted on a fixed-price basis and BDS customers are increasingly seeking fixed priced proposals for new programs. Examples of significant fixed-price development programs include Commercial Crew, USAF KC-46A Tanker, T-X Trainer, VC-25B Presidential Aircraft, MQ-25 Stingray,

and commercial and military satellites. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. In the third quarter of 2018, we were awarded contracts to develop the T-X Trainer aircraft with complementary devices and the MQ-25 unmanned aerial refueling aircraft. We recorded orders of $1,618 million and recognized losses of $691 million associated with these contracts. Many development programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues.
KC-46A Tanker See the discussion of the KC-46A Tanker program on page 36.
United Launch Alliance See the discussion of Indemnifications to ULA and Financing Commitments in Notes 5, 11 and 12 of our Condensed Consolidated Financial Statements.
Sea Launch See the discussion of the Sea Launch receivables in Note 9 to our Condensed Consolidated Financial Statements.
Commercial Crew See the discussion of Fixed-Price Development Contracts in Note 11 to our Condensed Consolidated Financial Statements.
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

Global Services
Results of Operations

(Dollars in millions)	Three months ended March 31
	2019	2018
Revenues	$4,619	$3,950
Earnings from operations	$653	$647
Operating margins	14.1%	16.4%
Revenues
BGS revenues for the three months ended March 31, 2019 increased by $669 million compared with the same period in 2018 primarily due to the acquisition of KLX, Inc. in the fourth quarter of 2018 and higher government services revenue. Net favorable cumulative contract catch-up adjustments to revenue were higher by $20 million for the three months ended March 31, 2019 compared with the same period in 2018.
Earnings From Operations
BGS earnings from operations for the three months ended March 31, 2019 increased by $6 million compared with the same period in 2018 primarily due to higher revenues, partially offset by less favorable performance and mix. Net favorable cumulative contract catch-up adjustments were higher by $13 million for the three months ended March 31, 2019 compared with the same period in 2018.
Backlog
BGS total backlog decreased from $21,064 million as of December 31, 2018 to $20,688 million at March 31, 2019, primarily due to revenue recognized on contracts awarded in prior years.
Boeing Capital
Results of Operations

(Dollars in millions)	Three months ended March 31
	2019	2018
Revenues	$66	$65
Earnings from operations	$20	$20
Operating margins	30%	31%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the three months ended March 31, 2019 were consistent with the same period in 2018.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the three months ended March 31, 2019 were consistent with the same period in 2018.

Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2019	December 31 2018
Customer financing and investment portfolio, net	$2,516	$2,790
Other assets, primarily cash and short-term investments	194	717
Total assets	$2,710	$3,507

Other liabilities, primarily deferred income taxes	$202	$523
Debt, including intercompany loans	2,066	2,487
Equity	442	497
Total liabilities and equity	$2,710	$3,507

Debt-to-equity ratio	4.7-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at March 31, 2019 decreased from December 31, 2018 primarily due to $289 million of note payoffs and portfolio run-off and $250 million related to the impairment of lease incentives, partially offset by new volume.
BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment. The $250 million impairment of lease incentives did not result in an earnings charge in the BCC segment because of an intercompany guarantee.
Aircraft subject to leases with a carrying value of approximately $49 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2019	2018
Net earnings	$2,149	$2,477
Non-cash items	817	621
Changes in working capital	(178)	38
Net cash provided by operating activities	2,788	3,136
Net cash (used)/provided by investing activities	(767)	119
Net cash used by financing activities	(2,823)	(2,845)
Effect of exchange rate changes on cash and cash equivalents	1	8
Net (decrease) / increase in cash & cash equivalents, including restricted	(801)	418
Cash & cash equivalents, including restricted, at beginning of year	7,813	8,887
Cash & cash equivalents, including restricted, at end of period	$7,012	$9,305
Operating Activities Net cash provided by operating activities was $2.8 billion during the three months ended March 31, 2019, compared with $3.1 billion during the same period in 2018. The decrease reflects higher spending on inventory partially offset by lower growth in unbilled receivables and higher accounts payable compared with the prior period. Advances and progress billings increased by $1.9 billion during both the three months ended March 31, 2019 and 2018. Inventories increased by $2.8 billion and decreased by $0.1 billion during the three months ended March 31, 2019 and 2018, primarily due to the suspension of 737 MAX deliveries, which resulted in higher commercial airplane program inventory. Unbilled receivables increased by $0.2 billion and $1.6 billion during the three months ended March 31, 2019 and 2018, reflecting revenue recognized on contracts in excess of billings. Net cash provided by operating activities in future quarters is expected to be adversely impacted by the 737 MAX grounding.
Investing Activities Cash used by investing activities was $0.8 billion during the three months ended March 31, 2019, compared with cash provided of $0.1 billion during the same period in 2018, primarily due to the timing of investments and an acquisition in the first quarter of 2019. In the three months ended March 31, 2019 and 2018, capital expenditures totaled $0.5 billion and $0.4 billion. We expect capital expenditures in 2019 to be higher than 2018.
Financing Activities Cash used by financing activities was $2.8 billion during the three months ended March 31, 2019 and 2018, primarily reflecting share repurchases and dividend payments. During the three months ended March 31, 2019, net borrowings decreased to $0.9 billion from $1.3 billion in the same period in 2018.
At March 31, 2019, the recorded balance of debt was $14.7 billion, of which $3.4 billion was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $2.1 billion, of which $0.8 billion was classified as short-term.
During the three months ended March 31, 2019 we repurchased 6.1 million shares totaling $2.3 billion through our open market share repurchase program. In addition, 0.6 million shares were transferred to us from employees for tax withholdings. At March 31, 2019, the amount available under the share repurchase plan, announced on December 17, 2018, totaled $17.7 billion. Share repurchases under this plan are currently suspended.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that serves as a source of short-term liquidity. At March 31, 2019 and December 31, 2018 commercial paper borrowings totaling $1,992 million and $1,895 million were supported by unused commitments under the revolving credit agreement. Currently, we have $5.1 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $18.3 billion and $19.5 billion at March 31, 2019 and December 31, 2018. The decrease primarily relates to financing commitment expirations. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers finance aircraft purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. The bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the bank’s board of directors, the bank will not be able to approve any transaction totaling more than $10 million. As a result, we may fund additional commitments and/or enter into new financing arrangements with customers.
In the event we require additional funding to support strategic business opportunities, our commercial aircraft financing commitments, unfavorable resolution of litigation or other loss contingencies, or other business requirements, including impacts related to the 737 MAX grounding, we expect to meet increased funding requirements by issuing commercial paper or term debt. We believe our ability to access external capital resources should be sufficient to satisfy existing short-term and long-term commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year. However, there can be no assurance of the cost or availability of future borrowings, if any, under our commercial paper program or in the debt markets.
At March 31, 2019, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Off-Balance Sheet Arrangements
We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 12 to our Condensed Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 19 to our Condensed Consolidated Financial Statements.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $548 million at March 31, 2019. For additional information, see Note 11 to our Condensed Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustment recognized in earnings was a benefit of $274 million for the three months ended March 31, 2019, compared with a benefit of $283 million during the same period in 2018. The non-operating pension expense included in Other income, net was a benefit of $93 million for the three months ended March 31, 2019 compared with $42 million for the same period in 2018. The benefits in 2019 reflect lower amortization of actuarial losses driven by higher discount rates. This is partially offset by higher interest costs and lower expected returns, as a result of the lower value of plan assets at December 31, 2018 compared to 2017.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 34 of this Form 10-Q and on page 45 of our 2018 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2019	2018
Revenues	$22,917	$23,382
Earnings from operations, as reported	$2,350	$2,875
Operating margins	10.3%	12.3%

Pension FAS/CAS service cost adjustment (1)	($274)	($283)
Postretirement FAS/CAS service cost adjustment (1)	($90)	($82)
FAS/CAS service cost adjustment (1)	($364)	($365)
Core operating earnings (non-GAAP)	$1,986	$2,510
Core operating margins (non-GAAP)	8.7%	10.7%

Diluted earnings per share, as reported	$3.75	$4.15
Pension FAS/CAS service cost adjustment (1)	(0.48)	(0.47)
Postretirement FAS/CAS service cost adjustment (1)	(0.16)	(0.14)
Non-operating pension expense (2)	(0.16)	(0.07)
Non-operating postretirement expense (2)	0.05	0.04
Provision for deferred income taxes on adjustments (3)	0.16	0.13
Core earnings per share (non-GAAP)	$3.16	$3.64

Weighted average diluted shares (in millions)	572.4	597.2

(1)
FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating earnings (non-GAAP).

(2)
Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. These expenses are included in Other income, net and are excluded from Core earnings per share (non-GAAP).

(3)     The income tax impact is calculated using the U.S. corporate statutory tax rate.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2018.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2019 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the first quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 19 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
Certain risks described below update the risk factors in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
The 737 MAX fleet is currently grounded, and we are subject to a number of risks and uncertainties related to the timing and conditions surrounding the aircraft’s return to service.
On March 13, 2019, the Federal Aviation Administration (FAA) issued an order to suspend operations of all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two recent fatal 737 MAX accidents. Non-U.S. civil aviation authorities have issued directives to the same effect. We are working closely with the relevant government authorities to support both accident investigations. We are also fully cooperating with other U.S. government investigations related to the accidents. While production continues on the 737 MAX, deliveries have been suspended until clearance is granted by the appropriate regulatory authorities. The grounding has reduced revenues, operating margins, and cash flows, and will continue to do so until deliveries resume and production rates increase. In connection with the effort to restore the 737 MAX to service, we have been developing a software update to the Maneuvering Characteristics Augmentation System, or MCAS, on the 737 MAX, together with an associated pilot training and supplementary education program. Any prolonged grounding of the 737 MAX aircraft or delays in one or more jurisdictions to achieve required authorizations to return to service, could have a material adverse effect on our financial position, results of operations, or cash flows.
On April 5, 2019, we announced plans to reduce the 737 production rate from 52 aircraft per month to 42 per month effective April 15, 2019. The resulting impacts have increased costs to produce aircraft included in the current accounting quantity and reduced 737 program and overall BCA segment operating margins. If we are unable to return the 737 MAX aircraft to service in one or more jurisdictions or begin deliveries to customers in a timely manner, we would be required to incur additional costs and/or further reduce the 737 production rate. In addition, delays in certification and/or return to service of the 737 MAX in one or more jurisdictions could result in additional disruption to the 737 production system, including further reductions in the production rate and/or a temporary cease of production, delaying efforts to restore and/or implement previously planned increases in the 737 production rate. Cash flows would also be negatively impacted through a combination of delayed payments from customers and higher costs and inventory levels. In addition, we may experience claims or assertions from customers and/or suppliers in connection with the grounding. Any such delays in return to service, further disruptions to our production system, or customer or supplier claims or assertions could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
1/1/2019 thru 1/31/2019	3,137,585	$345.60	3,030,335	$18,950
2/1/2019 thru 2/28/2019	2,620,821	416.23	2,154,060	18,056
3/1/2019 thru 3/31/2019	929,135	429.45	923,609	17,659
Total	6,687,541	$384.93	6,108,004

(1)
We purchased an aggregate of 6,108,004 shares of our common stock in the open market pursuant to our repurchase program and 579,537 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)
On December 17, 2018, we announced a new repurchase plan for up to $20 billion of common stock, replacing the plan previously authorized in 2017. Share repurchases under this plan are currently suspended.

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

THE BOEING COMPANY
(Registrant)

April 24, 2019	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller