Form 10-Q
period 2019-06-30
BOEING CO
filed 2019-07-24
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405/ of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 Par Value	BA	New York Stock Exchange
As of July 17, 2019, there were 562,710,008 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2019

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Sales of products	$33,319	$42,385	$13,094	$21,565
Sales of services	5,349	5,255	2,657	2,693
Total revenues	38,668	47,640	15,751	24,258

Cost of products	(31,910)	(34,252)	(15,672)	(17,436)
Cost of services	(4,511)	(4,075)	(2,122)	(2,083)
Boeing Capital interest expense	(34)	(33)	(16)	(17)
Total costs and expenses	(36,455)	(38,360)	(17,810)	(19,536)
	2,213	9,280	(2,059)	4,722
Income/(loss) from operating investments, net	5	80	(15)	6
General and administrative expense	(1,856)	(2,191)	(672)	(1,194)
Research and development expense, net	(1,692)	(1,591)	(826)	(827)
Gain on dispositions, net	300	7	192	3
(Loss)/earnings from operations	(1,030)	5,585	(3,380)	2,710
Other income/(loss), net	213	51	107	(15)
Interest and debt expense	(277)	(211)	(154)	(109)
(Loss)/earnings before income taxes	(1,094)	5,425	(3,427)	2,586
Income tax benefit/(expense)	301	(752)	485	(390)
Net (loss)/earnings	($793)	$4,673	($2,942)	$2,196

Basic (loss)/earnings per share	($1.40)	$7.97	($5.21)	$3.77

Diluted (loss)/earnings per share	($1.40)	$7.88	($5.21)	$3.73

Weighted average diluted shares (millions)	566.6	592.9	565.3	588.7
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Net (loss)/earnings	($793)	$4,673	($2,942)	$2,196
Other comprehensive income, net of tax:
Currency translation adjustments	(2)	(57)	(3)	(84)
Unrealized gain on certain investments, net of tax of $0, ($1), $0 and ($1)	1	3		1
Unrealized (loss)/gain on derivative instruments:
Unrealized loss arising during period, net of tax of $5, $26, $8 and $26	(17)	(93)	(28)	(91)
Reclassification adjustment for (gains)/losses included in net earnings, net of tax of $1, ($2), $0 and ($1)	(3)	10	(1)	6
Total unrealized (loss)/gain on derivative instruments, net of tax	(20)	(83)	(29)	(85)
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $13, $20, $7 and $10	(45)	(71)	(22)	(35)
Net actuarial gain arising during the period, net of tax of $0, $0, $0 and $0		1		1
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($65), ($122), ($33) and ($62)	233	438	115	219
Settlements and curtailments included in net income, net of tax of $0, ($3), $0 and ($3)		6		6
Pension and postretirement cost related to our equity method investments, net of tax of ($2), $1, $0 and $0	8	(3)
Total defined benefit pension plans and other postretirement benefits, net of tax	196	371	93	191
Other comprehensive income, net of tax	175	234	61	23
Comprehensive loss related to noncontrolling interests	(7)	(10)	(7)	(9)
Comprehensive (loss)/income, net of tax	($625)	$4,897	($2,888)	$2,210
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2019	December 31 2018
Assets
Cash and cash equivalents	$9,167	$7,637
Short-term and other investments	439	927
Accounts receivable, net	3,291	3,879
Unbilled receivables, net	10,247	10,025
Current portion of customer financing, net	171	460
Inventories	68,492	62,567
Other current assets	3,304	2,335
Total current assets	95,111	87,830
Customer financing, net	2,139	2,418
Property, plant and equipment, net of accumulated depreciation of $18,855 and $18,568	12,601	12,645
Goodwill	8,051	7,840
Acquired intangible assets, net	3,761	3,429
Deferred income taxes	357	284
Investments	1,142	1,087
Other assets, net of accumulated amortization of $523 and $503	3,099	1,826
Total assets	$126,261	$117,359
Liabilities and equity
Accounts payable	$15,267	$12,916
Accrued liabilities	20,042	14,808
Advances and progress billings	52,523	50,676
Short-term debt and current portion of long-term debt	4,357	3,190
Total current liabilities	92,189	81,590
Deferred income taxes		1,736
Accrued retiree health care	4,486	4,584
Accrued pension plan liability, net	14,831	15,323
Other long-term liabilities	4,839	3,059
Long-term debt	14,859	10,657
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	6,638	6,768
Treasury stock, at cost - 449,558,553 and 444,619,970 shares	(54,932)	(52,348)
Retained earnings	52,819	55,941
Accumulated other comprehensive loss	(14,908)	(15,083)
Total shareholders’ equity	(5,322)	339
Noncontrolling interests	379	71
Total equity	(4,943)	410
Total liabilities and equity	$126,261	$117,359
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2019	2018
Cash flows – operating activities:
Net (loss)/earnings	($793)	$4,673
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	104	98
Depreciation and amortization	1,067	1,008
Investment/asset impairment charges, net	70	44
Customer financing valuation adjustments	249	(2)
Gain on dispositions, net	(300)	(7)
Other charges and credits, net	145	112
Changes in assets and liabilities –
Accounts receivable	588	62
Unbilled receivables	(222)	(1,675)
Advances and progress billings	1,842	2,931
Inventories	(5,233)	408
Other current assets	(887)	2
Accounts payable	2,002	682
Accrued liabilities	4,959	(922)
Income taxes receivable, payable and deferred	(921)	269
Other long-term liabilities	(509)	(65)
Pension and other postretirement plans	(390)	(57)
Customer financing, net	347	(97)
Other	80	352
Net cash provided by operating activities	2,198	7,816
Cash flows – investing activities:
Property, plant and equipment additions	(922)	(770)
Property, plant and equipment reductions	331	41
Acquisitions, net of cash acquired	(492)
Contributions to investments	(496)	(1,537)
Proceeds from investments	758	1,028
Purchase of distribution rights	(20)	(56)
Other	(12)	(1)
Net cash used by investing activities	(853)	(1,295)
Cash flows – financing activities:
New borrowings	11,670	3,648
Debt repayments	(6,422)	(2,708)
Contributions from noncontrolling interests	7	20
Stock options exercised	47	61
Employee taxes on certain share-based payment arrangements	(238)	(236)
Common shares repurchased	(2,651)	(5,965)
Dividends paid	(2,317)	(1,997)
Net cash provided/(used) by financing activities	96	(7,177)
Effect of exchange rate changes on cash and cash equivalents, including restricted	(2)	(36)
Net increase/(decrease) in cash & cash equivalents, including restricted	1,439	(692)
Cash & cash equivalents, including restricted, at beginning of year	7,813	8,887
Cash & cash equivalents, including restricted, at end of period	9,252	8,195
Less restricted cash & cash equivalents, included in Investments	85	74
Cash and cash equivalents at end of period	$9,167	$8,121
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the six months ended June 30, 2019 and 2018
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2018	$5,061	$6,804	($43,454)	$49,618	($16,373)	$57	$1,713
Net earnings				4,673		(10)	4,663
Other comprehensive income, net of tax of ($81)					234		234
Share-based compensation and related dividend equivalents		115		(17)			98
Treasury shares issued for stock options exercised, net		(32)	95				63
Treasury shares issued for other share-based plans, net		(211)	(18)				(229)
Common shares repurchased			(5,965)				(5,965)
Cash dividends declared ($3.42 per share)				(1,971)			(1,971)
Changes in noncontrolling interests						20	20
Balance at June 30, 2018	$5,061	$6,676	($49,342)	$52,303	($16,139)	$67	($1,374)

Balance at January 1, 2019	$5,061	$6,768	($52,348)	$55,941	($15,083)	$71	$410
Net loss				(793)		(7)	(800)
Other comprehensive income, net of tax of ($48)					175		175
Share-based compensation and related dividend equivalents		120		(16)			104
Treasury shares issued for stock options exercised, net		(39)	82				43
Treasury shares issued for other share-based plans, net		(211)	(15)				(226)
Common shares repurchased			(2,651)				(2,651)
Cash dividends declared ($4.11 per share)				(2,313)			(2,313)
Changes in noncontrolling interests						315	315
Balance at June 30, 2019	$5,061	$6,638	($54,932)	$52,819	($14,908)	$379	($4,943)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended June 30, 2019 and 2018
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at April 1, 2018	$5,061	$6,624	($46,396)	$52,095	($16,162)	$76	$1,298
Net earnings				2,196		(9)	2,187
Other comprehensive income, net of tax of ($31)					23		23
Share-based compensation and related dividend equivalents		70		(17)			53
Treasury shares issued for stock options exercised, net		(7)	20				13
Treasury shares issued for other share-based plans, net		(11)	(1)				(12)
Common shares repurchased			(2,965)				(2,965)
Cash dividends declared ($3.42 per share)				(1,971)			(1,971)
Balance at June 30, 2018	$5,061	$6,676	($49,342)	$52,303	($16,139)	$67	($1,374)

Balance at April 1, 2019	$5,061	$6,573	($54,630)	$58,090	($14,969)	$107	$232
Net loss				(2,942)		(7)	(2,949)
Other comprehensive income, net of tax of ($18)					61		61
Share-based compensation and related dividend equivalents		73		(16)			57
Treasury shares issued for stock options exercised, net		(3)	5				2
Treasury shares issued for other share-based plans, net		(5)	3				(2)
Common shares repurchased			(310)				(310)
Cash dividends declared ($4.11 per share)				(2,313)			(2,313)
Changes in noncontrolling interests						279	279
Balance at June 30, 2019	$5,061	$6,638	($54,932)	$52,819	($14,908)	$379	($4,943)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Revenues:
Commercial Airplanes	$16,544	$26,897	$4,722	$13,952
Defense, Space & Security	13,223	12,581	6,612	6,100
Global Services	9,162	8,047	4,543	4,097
Boeing Capital	141	137	75	72
Unallocated items, eliminations and other	(402)	(22)	(201)	37
Total revenues	$38,668	$47,640	$15,751	$24,258
(Loss)/earnings from operations:
Commercial Airplanes	($3,773)	$3,197	($4,946)	$1,785
Defense, Space & Security	1,822	1,133	975	376
Global Services	1,340	1,251	687	604
Boeing Capital	57	44	37	24
Segment operating (loss)/profit	(554)	5,625	(3,247)	2,789
Unallocated items, eliminations and other	(1,205)	(722)	(498)	(396)
FAS/CAS service cost adjustment	729	682	365	317
(Loss)/earnings from operations	(1,030)	5,585	(3,380)	2,710
Other income/(loss), net	213	51	107	(15)
Interest and debt expense	(277)	(211)	(154)	(109)
(Loss)/earnings before income taxes	(1,094)	5,425	(3,427)	2,586
Income tax benefit/(expense)	301	(752)	485	(390)
Net (loss)/earnings	($793)	$4,673	($2,942)	$2,196

This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 20 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2018 Annual Report on Form 10-K. Certain amounts in prior periods have been adjusted to conform with the current year presentation.
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
Net cumulative catch-up adjustments to prior years' revenue and earnings, including certain reach-forward losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Increase/(decrease) to Revenue	$229	$45	$69	($72)
Increase/(decrease) to Earnings from Operations	$175	($159)	$28	($237)
Increase/(decrease) to Diluted EPS	$0.22	($0.23)	$0.04	($0.34)

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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Net (loss)/earnings	($793)	$4,673	($2,942)	$2,196
Less: earnings available to participating securities		3
Net (loss)/earnings available to common shareholders	($793)	$4,670	($2,942)	$2,196
Basic
Basic weighted average shares outstanding	566.6	586.6	565.3	582.6
Less: participating securities	0.6	0.6	0.6	0.7
Basic weighted average common shares outstanding	566.0	586.0	564.7	581.9
Diluted
Basic weighted average shares outstanding	566.6	586.6	565.3	582.6
Dilutive potential common shares(1)		6.3		6.1
Diluted weighted average shares outstanding	566.6	592.9	565.3	588.7
Less: participating securities	0.6	0.6	0.6	0.7
Diluted weighted average common shares outstanding	566.0	592.3	564.7	588.0
Net (loss)/earnings per share:
Basic	($1.40)	$7.97	($5.21)	$3.77
Diluted	(1.40)	7.88	(5.21)	3.73

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
As a result of incurring a net loss for the six and three months ended June 30, 2019, potential common shares of 4.4 million and 4.0 million were excluded from diluted loss per share because the effect would have been antidilutive. In addition, the following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings/(loss) per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Performance awards	2.7	2.8	2.7	2.7
Performance-based restricted stock units	0.6	0.3	0.6	0.1

Note 4 – Income Taxes
Our effective income tax rates were 27.5% and 14.2% for the six and three months ended June 30, 2019 and 13.9% and 15.1% for the same periods in the prior year. The tax rates in 2019 and 2018 reflect the U.S. federal tax rate of 21% reduced by tax benefits associated with intangible income derived from serving non-U.S. markets, research and development tax credits and excess tax benefits related to share-based payments. The tax rates in 2019 differ from 2018 primarily due to the tax benefits recorded in 2019 as a result of pre-tax losses.
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

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months unrecognized tax benefits related to state matters under audit may decrease by up to $470 based on current estimates.
Note 5 – Inventories
Inventories consisted of the following:

	June 30 2019	December 31 2018
Long-term contracts in progress	$857	$2,129
Commercial aircraft programs	58,691	52,753
Commercial spare parts, used aircraft, general stock materials and other	8,944	7,685
Total	$68,492	$62,567

Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $193 and $227 at June 30, 2019 and December 31, 2018. See indemnifications to ULA in Note 12.
Included in inventories are capitalized precontract costs of $727 at June 30, 2019 and $644 at December 31, 2018 primarily related to the KC-46A Tanker. See Note 11.
Commercial Aircraft Programs
At June 30, 2019 and December 31, 2018, commercial aircraft programs inventory included the following amounts related to the 787 program: $26,750 and $27,852 of work in process (including deferred production costs of $20,969 and $22,967), $2,323 and $2,453 of supplier advances, and $2,354 and $2,638 of unamortized tooling and other non-recurring costs. At June 30, 2019, $15,297 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $8,026 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At June 30, 2019 and December 31, 2018, commercial aircraft programs inventory included $1,507 and $463 of deferred production costs and $517 and $471 of unamortized tooling and other non-recurring costs related to the 737 program. At June 30, 2019, $2,021 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $3 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,718 and $2,844 at June 30, 2019 and December 31, 2018.
Note 6 – Contracts with Customers
Unbilled receivables increased from $10,025 at December 31, 2018 to $10,247 at June 30, 2019, primarily driven by revenue recognized at BDS and BGS in excess of billings.
Advances and progress billings increased from $50,676 at December 31, 2018 to $52,523 at June 30, 2019, primarily driven by advances on orders received in excess of revenue recognized at BCA, BDS and BGS.
Revenues recognized during the six months ended June 30, 2019 and 2018 from amounts recorded as Advances and progress billings at the beginning of each year were $10,116 and $12,757. Revenues recognized during the three months ended June 30, 2019 and 2018 from amounts recorded as Advances and progress billings at the beginning of each year were $4,219 and $6,304.
Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	June 30 2019	December 31 2018
Financing receivables:
Investment in sales-type/finance leases	$1,038	$1,125
Notes	449	730
Total financing receivables	1,487	1,855
Operating lease equipment, at cost, less accumulated depreciation of $228 and $203	831	782
Operative lease incentive		250
Gross customer financing	2,318	2,887
Less allowance for losses on receivables	(8)	(9)
Total	$2,310	$2,878

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
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At June 30, 2019 and December 31, 2018, we individually evaluated for impairment customer financing receivables of $402 and $409, of which $391 and $398 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
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
Our financing receivable balances by internal credit rating category are shown below:

Rating categories	June 30 2019	December 31 2018
BBB	$612	$883
BB	349	430
B	128	135
CCC	398	407
Total carrying value of financing receivables	$1,487	$1,855

At June 30, 2019, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 22.1%, 5.8% and 0.6%, respectively, to the exposure associated with those receivables.
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
The majority of customer financing carrying values are concentrated in the following aircraft models:

	June 30 2019	December 31 2018
717 Aircraft ($194 and $204 accounted for as operating leases)	$806	$918
747-8 Aircraft ($129 and $132 accounted for as operating leases)	474	477
737 Aircraft ($256 and $263 accounted for as operating leases)	279	290
757 Aircraft ($23 and $24 accounted for as operating leases)	191	200
MD-80 Aircraft (accounted for as sales-type finance leases)	181	204
777 Aircraft ($142 and $60 accounted for as operating leases)	149	68
747-400 Aircraft ($34 and $45 accounted for as operating leases)	99	116

As part of selected lease transactions, Boeing may provide incentives to commercial customers. At December 31, 2018, Customer Financing included $250 of lease incentives with one customer experiencing liquidity issues. In the first quarter of 2019, we concluded that these lease incentives were impaired and recorded a charge of $250.
Lease income recorded in Revenue on the Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2019 included $32 and $16 from sales-type/finance leases and $71 and $35 from operating leases.
As of June 30, 2019, undiscounted cash flows for sales-type/finance and operating leases over the next five years and thereafter are as follows:

	Sales-type/finance leases	Operating leases
Year 1	$186	$123
Year 2	141	99
Year 3	92	87
Year 4	107	67
Year 5	116	51
Thereafter	143	67
Total lease receipts	785	494
Less imputed interest	(172)
Estimated unguaranteed residual values	425
Total	$1,038	$494

At June 30, 2019 and December 31, 2018 unguaranteed residual values remained unchanged. Guaranteed residual values at June 30, 2019 were not significant.

Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2019	December 31 2018
Equity method investments (1)	$1,103	$1,048
Time deposits	42	255
Available for sale debt instruments	307	491
Equity and other investments	44	44
Restricted cash & cash equivalents(2)	85	176
Total	$1,581	$2,014

(1)	Dividends received were $93 and $30 for the six and three months ended June 30, 2019 and $143 and $55 during the same periods in the prior year.

(2)	Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Note 9 – Other Assets
Sea Launch
At June 30, 2019 and December 31, 2018, Other assets included $244 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. At June 30, 2019, the net amounts owed to Boeing by each of the partners were as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia (RSC Energia) – $111, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.
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
Note 10 – Leases
Our operating lease assets primarily represent manufacturing and research and development facilities, warehouses, and offices. Our finance leases primarily represent computer equipment and are not significant. Total operating lease expense was $159 and $75 for six and three months ended June 30, 2019, of which $25 and $11 was attributable to variable lease expenses.
For the six and three months ended June 30, 2019 cash payments against operating lease liabilities totaled $136 and $66 and non-cash transactions totaled $137 and $112 to recognize operating assets and liabilities for new leases.

Supplemental Condensed Consolidated Statement of Financial Position information related to leases was as follows:

June 30 2019
Operating leases:
Operating lease right-of-use assets	$1,064

Current portion of lease liabilities	251
Non-current portion of lease liabilities	866
Total operating lease liabilities	$1,117

Weighted average remaining lease term (years)	9
Weighted average discount rate	3.16%

Maturities of lease liabilities were as follows:

Operating leases
Year 1	$278
Year 2	228
Year 3	181
Year 4	147
Year 5	88
Thereafter	414
Total lease payments	1,336
Less imputed interest	(219)
Total	$1,117

As of June 30, 2019, we have entered into operating leases that have not yet commenced of $161, primarily related to research and development and manufacturing facilities. These leases will commence between 2019 and 2020 with lease terms of 3 years to 15 years.
Note 11 – Commitments and Contingencies
737 MAX Grounding
On March 13, 2019, the Federal Aviation Administration (FAA) issued an order to suspend operations of all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two fatal 737 MAX accidents. Non-U.S. civil aviation authorities have issued directives to the same effect. We are working closely with the relevant government authorities to support both accident investigations. We are also fully cooperating with other U.S. government investigations related to the accidents. While production continues on the 737 MAX, deliveries have been suspended until clearance is granted by the appropriate regulatory authorities.
We have been developing a software update to the Maneuvering Characteristics Augmentation System (MCAS) on the 737 MAX, together with an associated pilot training and supplementary education program. We continue to work with the FAA and other regulatory agencies worldwide to develop and certify the software update and training program. Additionally, on June 26, 2019, the FAA directed us to address a specific condition of flight, unrelated to MCAS, that the planned software update did not previously address. We agreed with the FAA's decision and are currently working on the software update to address this requirement, and we will not offer the 737 MAX for certification until we have satisfied all requirements for certification and the safe return of the 737 MAX to service. Charges recognized during the first half of 2019 associated with the software updates and related pilot training were immaterial.

Prior to the grounding, Boeing had delivered 387 737 MAX aircraft of which 57 were delivered in the first quarter of 2019. On April 5, 2019, we announced plans to reduce the 737 production rate from 52 aircraft per month to 42 per month effective April 15, 2019. The resulting impacts, which were reflected in the first quarter, increased costs to produce aircraft included in the current accounting quantity by $1,016 and reduced 737 program and overall BCA segment operating margins. We are continuing to produce at 42 aircraft per month and we will continue to evaluate potential future reductions in the production rate, including a temporary shutdown in 737 production. During the second quarter of 2019, estimated costs to produce aircraft included in the current accounting quantity increased by $1,748 primarily due to higher costs associated with a longer than expected reduction in the production rate. Prior to the grounding, we expected 737 MAX deliveries to approximate 90 percent of total 737 deliveries in 2019 and we had planned to increase the production rate to 57 per month in 2019. In addition to the grounding, the timing of 737 MAX deliveries during the first quarter was adversely affected by delays in the supply chain. We may face additional costs, delays in return to service, and/or further reductions in the production rate.
The grounding has reduced revenues, operating earnings and cash flows during the first half of 2019 and will continue to adversely affect our results until deliveries resume and production rates increase. We are also working with our customers to minimize the impact to their operations. In the second quarter, we recorded an earnings charge of $5,610, net of estimated insurance recoveries of $500, in connection with estimated potential concessions and other considerations to customers for disruptions related to the 737 MAX grounding and associated delivery delays. This charge is reflected in the financial statements as a reduction in revenue, an increase in Other current assets and an increase in Accrued liabilities. The charge represents our best estimate of future concessions and other considerations to customers, and is necessarily based on a series of assumptions, including an assumption with respect to the timing of the 737 MAX’s return to service. While the FAA and other civil aviation authorities will determine the timing and conditions of return to service, this charge assumes that regulatory approval of 737 MAX return to service in the U.S. and other jurisdictions begins early in the fourth quarter of 2019. This assumption reflects our best estimate at this time, but actual timing and conditions of return to service could differ from this estimate, the effect of which could be material. In addition, this charge assumes that we will gradually increase the 737 production rate from 42 per month to 57 per month in 2020, and that 737 MAX airplanes produced during the grounding and included within inventory will be delivered over several quarters following return to service. We are unable at this time to reasonably estimate potential future additional financial impacts or a range of loss, if any, due to continued uncertainties related to the timing and conditions of return to service, future changes to the production rate, supply chain impacts or the results of negotiations with particular customers. Any such impacts, including any changes in our estimates, could have a material adverse effect on our financial position, results of operations, and/or cash flows.
Environmental
The following table summarizes environmental remediation activity during the six months ended June 30, 2019 and 2018.

	2019	2018
Beginning balance – January 1	$555	$524
Reductions for payments made	(24)	(8)
Changes in estimates	17	18
Ending balance – June 30	$548	$534

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2019 and December 31, 2018, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,099 and $796.
Product Warranties
The following table summarizes product warranty activity recorded during the six months ended June 30, 2019 and 2018.

	2019	2018
Beginning balance – January 1	$1,127	$1,211
Additions for current year deliveries	83	130
Reductions for payments made	(64)	(72)
Changes in estimates	(83)	(140)
Ending balance – June 30	$1,063	$1,129

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
Trade-in commitment agreements at June 30, 2019 have expiration dates from 2019 through 2026. At June 30, 2019, and December 31, 2018 total contractual trade-in commitments were $1,456 and $1,519. As of June 30, 2019 and December 31, 2018, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $739 and $522 and the fair value of the related trade-in aircraft was $706 and $485.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $14,277 and $19,462 as of June 30, 2019 and December 31, 2018. The estimated earliest potential funding dates for these commitments as of June 30, 2019 are as follows:

Total
July through December 2019	$873
2020	3,143
2021	2,994
2022	1,350
2023	2,134
Thereafter	3,783
$14,277

As of June 30, 2019, $14,122 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.

Funding Commitments
We have commitments to make additional capital contributions of $248 to joint ventures over the next 8 years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,704 and $3,761 as of June 30, 2019 and December 31, 2018.
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). The consolidated spending bills signed into law in September 2018 provided defense funding for FY19, in compliance with the revised caps. These bills also provided FY19 appropriations for most of the federal government. The Consolidated Appropriations Act, enacted in February 2019, provided FY19 appropriations for the remaining parts of the federal government, including the National Aeronautics and Space Administration (NASA).
There continues to be uncertainty with respect to future program-level appropriations for the U.S. DoD and other government agencies, including NASA. The 2011 Budget Control Act continues to mandate spending caps on U.S. government discretionary spending for fiscal years 2020 and 2021 (FY20 and FY21) that are lower than FY18 and FY19. As a result, continued budget uncertainty and the risk of future sequestration cuts remain. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position and/or cash flows.
Funding timeliness also remains a risk. If Congress is unable to pass appropriations bills before the beginning of FY20 on October 1, 2019, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD, the Department of Transportation or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. Alternatively, Congress may fund FY20 by passing one or more Continuing Resolutions; however, this could restrict the execution of certain program activities and delay new programs or competitions.

BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, USAF KC-46A Tanker, T-X Trainer, VC-25B Presidential Aircraft, MQ-25 Stingray, and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, we have recorded reach-forward losses on the KC-46A Tanker and we continue to have risk for further losses if we experience further production, technical or quality issues. In addition, in 2018, in connection with winning the T-X Trainer and MQ-25 Stingray competitions, we recorded a loss of $400 associated with options for 346 T-X Trainer aircraft and a loss of $291 related to the MQ-25 Stingray Engineering, Manufacturing and Development (EMD) contract. Moreover, our fixed-price development programs remain subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays, or increased costs.

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
At June 30, 2019, we had approximately $404 of capitalized precontract costs and $1,104 of potential termination liabilities to suppliers.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2019	December 31 2018	June 30 2019	December 31 2018	June 30 2019	December 31 2018
Contingent repurchase commitments	$1,642	$1,685	$1,642	$1,685
Indemnifications to ULA:
Contributed Delta program launch inventory	35	52
Other Delta contracts	176	176
Credit guarantees	103	106	28	51	27	16

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
Note 13 – Debt
In the first quarter of 2019, we issued $1,500 of fixed rate senior notes consisting of $400 due March 1, 2024 that bear an annual interest rate of 2.8%, $400 due March 1, 2029 that bear an annual interest rate of 3.2%, $400 due March 1, 2039 that bear an annual interest rate of 3.5%, and $300 due March 1, 2059 that bear an annual interest rate of 3.825%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $1,451, after deducting underwriting discounts, commissions and offering expenses.
In the second quarter of 2019, we issued $3,500 of fixed rate senior notes consisting of $600 due May 1, 2022 that bear an annual interest rate of 2.7%, $650 due May 1, 2026 that bear an annual interest rate of 3.1%, $600 due March 1, 2029 that bear an annual interest rate of 3.2%, $850 due May 1, 2034 that bear an annual interest rate of 3.6%, and $800 due May 1, 2049 that bear an annual interest rate of 3.9%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $3,454, after deducting underwriting discounts, commissions and offering expenses.
In the second quarter of 2019, we entered into a $1,500 short-term credit agreement, which is scheduled to terminate on October 30, 2019. At June 30, 2019, we had $6,620 of unused borrowing capacity on revolving credit line agreements.

Note 14 – Postretirement Plans
The components of net periodic benefit (income)/cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2019	2018	2019	2018
Service cost	$2	$215	$1	$107
Interest cost	1,462	1,390	731	695
Expected return on plan assets	(1,930)	(2,005)	(965)	(1,003)
Amortization of prior service credits	(40)	(28)	(20)	(14)
Recognized net actuarial loss	321	565	160	283
Settlement/curtailment/other losses		43		43
Net periodic benefit (income)/cost	($185)	$180	($93)	$111

Net periodic benefit (income)/cost included in (Loss)/earnings from operations	$158	$158	$80	$76
Net periodic benefit (income)/cost included in Other income/(loss), net	(187)	(48)	(94)	(6)
Net periodic benefit (income)/cost included in (Loss)/earnings before income taxes	($29)	$110	($14)	$70

	Six months ended June 30		Three months ended June 30
Other Postretirement Plans	2019	2018	2019	2018
Service cost	$39	$47	$20	$23
Interest cost	98	97	49	48
Expected return on plan assets	(4)	(4)	(2)	(2)
Amortization of prior service credits	(18)	(63)	(9)	(31)
Recognized net actuarial gain	(23)	(5)	(12)	(2)
Net periodic benefit cost	$92	$72	$46	$36

Net periodic benefit cost included in (Loss)/earnings from operations	$45	$42	$23	$20
Net periodic benefit cost included in Other income/(loss), net	53	48	26	24
Net periodic benefit cost included in (Loss)/earnings before income taxes	$98	$90	$49	$44

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
Performance Awards
On February 25, 2019, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2021. At June 30, 2019, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $393.

Note 16 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the six and three months ended June 30, 2019 and 2018 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2018	($15)	($2)	$54	($16,410)		($16,373)
Other comprehensive (loss)/income before reclassifications	(57)	3	(93)	(2)		(149)
Amounts reclassified from AOCI			10	373	(2)	383
Net current period Other comprehensive (loss)/income	(57)	3	(83)	371		234
Balance at June 30, 2018	($72)	$1	($29)	($16,039)		($16,139)

Balance at January 1, 2019	($101)		($62)	($14,920)		($15,083)
Other comprehensive (loss)/income before reclassifications	(2)	1	(17)	8		(10)
Amounts reclassified from AOCI			(3)	188	(2)	185
Net current period Other comprehensive (loss)/income	(2)	1	(20)	196		175
Balance at June 30, 2019	($103)	$1	($82)	($14,724)		($14,908)

Balance at March 31, 2018	$12		$56	($16,230)		($16,162)
Other comprehensive (loss)/income before reclassifications	(84)	1	(91)	1		(173)
Amounts reclassified from AOCI			6	190	(2)	196
Net current period Other comprehensive (loss)/income	(84)	1	(85)	191		23
Balance at June 30, 2018	($72)	$1	($29)	($16,039)		($16,139)

Balance at March 31, 2019	($100)	$1	($53)	($14,817)		($14,969)
Other comprehensive (loss)/income before reclassifications	(3)		(28)			(31)
Amounts reclassified from AOCI			(1)	93	(2)	92
Net current period Other comprehensive (loss)/income	(3)		(29)	93		61
Balance at June 30, 2019	($103)	$1	($82)	($14,724)		($14,908)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the six and three months ended June 30, 2018 totaling $438 and $219 (net of tax of ($122) and ($62)) and for the six and three months ended June 30, 2019 totaling $233 and $115 (net of tax of ($65) and ($33)). These are included in the net periodic pension cost.

Note 17 – Derivative Financial Instruments
Disclosures reflect the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815), in the first quarter of 2019. Prior period amounts have not been restated.
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, commodity swaps and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2025. We use commodity derivatives, such as fixed-price purchase commitments and swaps to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2023.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2019	December 31 2018	June 30 2019	December 31 2018	June 30 2019	December 31 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3,077	$3,407	$30	$32	($62)	($132)
Interest rate contracts	125	125
Commodity contracts	690	57	8	9	(62)	(2)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	1,064	414	5	11	(23)	(2)
Commodity contracts	225	478
Total derivatives	$5,181	$4,481	$43	$52	($147)	($136)
Netting arrangements			(26)	(24)	26	24
Net recorded balance			$17	$28	($121)	($112)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	$31	($93)	$9	($91)
Commodity contracts	(48)		(37)

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Foreign exchange contracts
Revenues	$6		$1
Costs and expenses	(12)	($8)	(7)	($3)
General and administrative	9	(3)	8	(3)
Commodity contracts
Revenues
Costs and expenses	1
General and administrative expense		(1)	(1)	(1)

Gains/(losses) related to undesignated derivatives on foreign exchange cash flow hedging transactions recognized in Other income/(loss), net were gains of $2 and $0 for the six and three months ended June 30, 2019 and losses of $1 and $4 for the six and three months ended June 30, 2018. Forward points related to foreign exchange cash flow hedging transactions recognized in Other income/(loss), net were gains of $5 and losses of $1 for the six and three months ended June 30, 2018.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $22 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2019 was $28. At June 30, 2019, there was no collateral posted related to our derivatives.

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

	June 30, 2019			December 31, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,447	$2,447		$1,737	$1,737
Available-for-sale debt investments:
Commercial paper	62		$62	78		$78
Corporate notes	245		245	420		420
Other equity investments	12	12		12	12
Derivatives	17		17	28		28
Total assets	$2,783	$2,459	$324	$2,275	$1,749	$526
Liabilities
Derivatives	($121)		($121)	($112)		($112)
Total liabilities	($121)		($121)	($112)		($112)

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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2019		2018
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$10	($1)	$43	($17)
Investments	72	(51)		(30)
Property, plant and equipment	41	(1)
Acquired intangible assets	3	(17)
Total	$126	($70)	$43	($47)

Investments, Property, plant and equipment and Acquired intangible assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. The fair value of the impaired operating lease equipment is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the six months ended June 30, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$10	Market approach	Aircraft value publications	$20 - $12(1) Median $16
			Aircraft condition adjustments	($6) - $0(2) Net ($6)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2019
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$449	$456		$456
Liabilities
Debt, excluding capital lease obligations and commercial paper	(15,998)	(17,533)		(17,495)	($38)

	December 31, 2018
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$730	$735		$735
Liabilities
Debt, excluding capital lease obligations and commercial paper	(11,796)	(12,746)		(12,682)	($64)

The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2019 and December 31, 2018. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Multiple legal actions have been filed against us as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. Further, we are fully cooperating with all ongoing governmental and regulatory investigations and inquiries relating to the accidents and the 737 MAX. We cannot reasonably estimate a range of loss, if any, that may result given the ongoing status of these lawsuits, investigations, and inquiries.
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
Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins. We operate in four reportable segments: BCA, BDS, BGS, and BCC. All other activities fall within Unallocated items, eliminations and other. See page 7 for the Summary of Business Segment Data, which is an integral part of this note.
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
BCA revenues by customer location consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Revenue from contracts with customers:
Europe	$2,684	$5,307	$1,023	$2,108
China	3,156	4,756	1,610	2,709
Asia, other than China	4,378	4,080	2,750	2,349
Middle East	1,805	2,333	695	1,872
Other	2,367	2,500	829	1,006
Total non-U.S. revenues	14,390	18,976	6,907	10,044
United States	7,587	7,902	3,417	3,902
Estimated potential concessions and other considerations to 737 MAX customers	(5,610)		(5,610)
Total revenues from contracts with customers	16,367	26,878	4,714	13,946
Intersegment revenues eliminated on consolidation	177	19	8	6
Total segment revenues	$16,544	$26,897	$4,722	$13,952

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	99%	100%	99%	100%

BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Revenue from contracts with customers:
U.S. customers	$9,775	$9,205	$4,868	$4,260
Non U.S. customers(1)	3,448	3,376	1,744	1,840
Total segment revenue from contracts with customers	$13,223	$12,581	$6,612	$6,100

Revenue recognized over time	99%	98%	99%	99%

Revenue recognized on fixed-price contracts	69%	68%	69%	66%

Revenue from the U.S. government(1)	88%	88%	89%	86%

(1)	Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Revenue from contracts with customers:
Commercial	$5,111	$4,252	$2,526	$2,173
Government	3,974	3,702	1,977	1,890
Total revenues from contracts with customers	9,085	7,954	4,503	4,063
Intersegment revenues eliminated on consolidation	77	93	40	34
Total segment revenues	$9,162	$8,047	$4,543	$4,097

Revenue recognized at a point in time	57%	53%	57%	52%

Revenue recognized on fixed-price contracts	89%	89%	90%	90%

Revenue from the U.S. government(1)	32%	31%	32%	26%

(1)	Includes revenues earned from foreign military sales through the U.S. government.
Backlog
Our total backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our backlog at June 30, 2019 was $474,251. We expect approximately 29% to be converted to revenue through 2020 and approximately 73% through 2023, with the remainder thereafter.

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

	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Share-based plans	($36)	($36)	($22)	($18)
Deferred compensation	(129)	(56)	(27)	(27)
Amortization of previously capitalized interest	(45)	(48)	(21)	(23)
Research and development expense, net	(173)	(19)	(99)	(21)
Customer financing impairment	(250)
Litigation	(109)	(148)	(109)	(148)
Eliminations and other unallocated items	(463)	(415)	(220)	(159)
Unallocated items, eliminations and other	($1,205)	($722)	($498)	($396)

Pension FAS/CAS service cost adjustment	$549	$520	$275	$237
Postretirement FAS/CAS service cost adjustment	180	162	90	80
FAS/CAS service cost adjustment	$729	$682	$365	$317

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

Assets
Segment assets are summarized in the table below:

	June 30 2019	December 31 2018
Commercial Airplanes	$70,398	$64,788
Defense, Space & Security	19,193	19,594
Global Services	18,578	17,921
Boeing Capital	2,299	2,809
Unallocated items, eliminations and other	15,793	12,247
Total	$126,261	$117,359

Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held centrally as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2019, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six months ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated February 8, 2019, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
July 24, 2019

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

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Revenues	$38,668	$47,640	$15,751	$24,258

GAAP
(Loss)/earnings from operations	($1,030)	$5,585	($3,380)	$2,710
Operating margins	(2.7)%	11.7%	(21.5)%	11.2%
Effective income tax rate	27.5%	13.9%	14.2%	15.1%
Net (loss)/earnings	($793)	$4,673	($2,942)	$2,196
Diluted (loss)/earnings per share	($1.40)	$7.88	($5.21)	$3.73

Non-GAAP (1)
Core operating (loss)/earnings	($1,759)	$4,903	($3,745)	$2,393
Core operating margins	(4.5%)	10.3%	(23.8%)	9.9%
Core (loss)/earnings per share	($2.60)	$6.97	($5.82)	$3.33

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 51 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Commercial Airplanes	$16,544	$26,897	$4,722	$13,952
Defense, Space & Security	13,223	12,581	6,612	6,100
Global Services	9,162	8,047	4,543	4,097
Boeing Capital	141	137	75	72
Unallocated items, eliminations and other	(402)	(22)	(201)	37
Total	$38,668	$47,640	$15,751	$24,258
Revenues for the six months ended June 30, 2019 decreased by $8,972 million compared with the same period in 2018. Commercial Airplanes (BCA) revenues decreased by $10,353 million driven by lower deliveries and a revenue reduction of $5,610 million that was recorded in the second quarter of 2019 related to estimated potential concessions and other considerations to customers for disruptions and associated delivery delays related to the 737 MAX grounding. Defense, Space & Security (BDS) revenues increased by $642 million primarily due to higher revenues from derivative aircraft, satellites and weapons, partially offset by lower revenue for fighters and C-17. Global Services (BGS) revenues increased by $1,115 million primarily due to the acquisition of KLX, Inc. in the fourth quarter of 2018 and international government services revenue. The changes in Unallocated items, eliminations and other primarily reflect the timing of eliminations for intercompany aircraft deliveries.

Revenues for the three months ended June 30, 2019 decreased by $8,507 million compared with the same period in 2018. BCA revenues decreased by $9,230 million primarily due to lower deliveries and a revenue reduction of $5,610 million that was recorded in the second quarter of 2019 related to estimated potential concessions and other considerations to customers for disruptions and associated delivery delays related to the 737 MAX grounding. BDS revenues increased by $512 million primarily due to higher revenues from derivative aircraft, satellites and weapons. BGS revenues increased by $446 million, primarily due to the acquisition of KLX, Inc. in the fourth quarter of 2018 and international government services revenue.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Commercial Airplanes	($3,773)	$3,197	($4,946)	$1,785
Defense, Space & Security	1,822	1,133	975	376
Global Services	1,340	1,251	687	604
Boeing Capital	57	44	37	24
Segment operating (loss)/profit	(554)	5,625	(3,247)	2,789
Pension FAS/CAS service cost adjustment	549	520	275	237
Postretirement FAS/CAS service cost adjustment	180	162	90	80
Unallocated Items, Eliminations and Other	(1,205)	(722)	(498)	(396)
(Loss)/earnings from operations (GAAP)	($1,030)	$5,585	($3,380)	$2,710
FAS/CAS service cost adjustment *	(729)	(682)	(365)	(317)
Core operating (loss)/earnings (Non-GAAP) **	($1,759)	$4,903	($3,745)	$2,393

*	The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.

**	Core operating (loss)/earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See page 51.
Earnings from operations for the six months ended June 30, 2019 decreased by $6,615 million compared with the same period in 2018, primarily due to lower earnings at BCA and a customer financing impairment of $250 million that was recorded in Unallocated Items, Eliminations and Other. The decrease was partially offset by higher earnings at BDS and BGS. BCA earnings from operations decreased by $6,970 million primarily due to the earnings charge for the 737 MAX grounding of $5,610 million and lower 737 deliveries, partially offset by higher 787 margins. BDS earnings from operations increased by $689 million, primarily due to lower KC-46A Tanker reach-forward losses and gains on the sale of property. BGS earnings from operations increased by $89 million primarily due to higher revenues.
Earnings from operations for the three months ended June 30, 2019 decreased by $6,090 million compared with the same period in 2018, primarily due to lower earnings at BCA, partially offset by higher earnings at BDS and BGS. BCA's earnings from operations decreased $6,731 million primarily due to the earnings charge for the 737 MAX grounding of $5,610 million and lower 737 deliveries, partially offset by higher 787 margins. BDS earnings from operations increased by $599 million, compared with the same period in 2018 primarily due to lower KC-46A Tanker reach-forward losses and a gain on the sale of property. BGS earnings from operations increased by $83 million primarily due to higher revenues.
Core operating earnings for the six and three months ended June 30, 2019 decreased by $6,662 million and $6,138 million compared with the same periods in 2018 primarily due to lower earnings at BCA, partially offset by higher earnings at BDS and BGS.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Share-based plans	($36)	($36)	($22)	($18)
Deferred compensation	(129)	(56)	(27)	(27)
Amortization of previously capitalized interest	(45)	(48)	(21)	(23)
Research and development expense, net	(173)	(19)	(99)	(21)
Customer financing impairment	(250)
Litigation	(109)	(148)	(109)	(148)
Eliminations and other unallocated items	(463)	(415)	(220)	(159)
Unallocated items, eliminations and other	($1,205)	($722)	($498)	($396)
The deferred compensation expense increased by $73 million for the six months ended June 30, 2019 compared with the same period in 2018 primarily driven by changes in broad market conditions.
Research and development expense increased by $154 million and $78 million for the six and three months ended June 30, 2019 compared with the same periods in 2018 primarily due to enterprise investments in new products and technologies.
During the first quarter of 2019, we recorded a $250 million charge related to the impairment of lease incentives with one customer that is currently experiencing liquidity issues.
During the second quarter of 2019, we recorded a charge of $109 million related to ongoing litigation associated with recoverable costs on U.S. government contracts. In the second quarter of 2018, we recorded a charge of $148 million related to the outcome of the Spirit litigation.
A portion of service cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods.

Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2019	2018	2019	2018
Allocated to business segments	($707)	($678)	($355)	($313)
Pension FAS/CAS service cost adjustment	549	520	275	237
Net periodic benefit (income)/cost included in (Loss)/earnings from operations	($158)	($158)	($80)	($76)
The pension FAS/CAS service cost adjustment recognized in earnings in 2019 is largely consistent with the same periods in the prior year. The net periodic benefit costs included in Earnings from operations in 2019 is largely consistent with the same periods in the prior year.
For discussion related to Postretirement Plans, see Note 14 to our Condensed Consolidated Financial Statements.

Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
(Loss)/earnings from operations	($1,030)	$5,585	($3,380)	$2,710
Other income/(loss), net	213	51	107	(15)
Interest and debt expense	(277)	(211)	(154)	(109)
(Loss)/earnings from operations	(1,094)	5,425	(3,427)	2,586
Income tax benefit/(expense)	301	(752)	485	(390)
Net (loss)/earnings from continuing operations	($793)	$4,673	($2,942)	$2,196
Other income/(loss), net increased by $162 million and $122 million during the six and three months ended June 30, 2019, primarily due to non-operating pension expense. Non-operating pension expense was a benefit of $187 million and $94 million during the six and three months ended June 30, 2019 compared with $48 million and $6 million during the same periods in 2018. The benefits in 2019 reflect a decrease in the amortization of actuarial losses, offset by higher interest costs.
Higher interest and debt expense for the six and three months ended June 30, 2019 is a result of higher debt balances, partially offset by higher capitalized interest.
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
The following table summarizes cost of sales:

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2019	2018	Change	2019	2018	Change
Cost of sales	$36,455	$38,360	($1,905)	$17,810	$19,536	($1,726)
Cost of sales as a % of Revenues	94.3%	80.5%	13.8%	113.1%	80.5%	32.6%
Cost of sales for the six and three months ended June 30, 2019 decreased by $1,905 million, or 5% and by $1,726 million, or 9% compared with the same periods in 2018, primarily due to lower revenue and lower reach-forward losses. Cost of sales as a percentage of Revenues increased in 2019 due to the reduction in revenue due to the 737 MAX grounding.

Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Commercial Airplanes	$1,062	$1,099	$498	$550
Defense, Space & Security	384	402	196	219
Global Services	73	71	33	37
Other	173	19	99	21
Total	$1,692	$1,591	$826	$827
Research and development expense for the six months ended June 30, 2019 increased by $101 million compared with the same period in 2018, primarily due to BCA and enterprise investments in product development, partially offset by lower 777X, 737 MAX, and 787-10 spending.
Backlog

(Dollars in millions)	June 30 2019	December 31 2018
Commercial Airplanes	$390,405	$408,140
Defense, Space & Security	63,872	61,277
Global Services	19,974	21,064
Total Backlog	$474,251	$490,481

Contractual backlog	$448,816	$462,070
Unobligated backlog	25,435	28,411
Total Backlog	$474,251	$490,481
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease during the six months ended June 30, 2019 was primarily due to lower BCA backlog, partially offset by BDS orders and funding for contract awards in excess of deliveries and revenue recognized.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease during the six months ended June 30, 2019 was primarily due to reclassifications to contractual backlog related to BGS and BDS contracts.
Export-Import Bank of the United States Many of our non-U.S. customers finance purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. However, from the time of that reauthorization until May 8, 2019, when the U.S. Senate confirmed members sufficient to constitute a quorum of the bank’s board of directors, the bank was not able to approve any transaction totaling more than $10 million. The bank is authorized through September 30, 2019. If the bank's charter is not reauthorized on a timely basis, we may fund additional commitments and/or enter into new financing arrangements with customers. Certain of our non-U.S. customers also may seek to delay purchases if they cannot obtain financing at reasonable costs, and there may be further impacts with respect to future sales campaigns involving non-U.S. customers.
Global Trade In June 2018, the U.S. Government began imposing tariffs on steel and aluminum imports. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. In May 2019, the U.S. Government, Mexico and Canada reached an agreement to end the steel and aluminum tariffs between these countries. We continue to monitor this agreement and the potential for any extra costs that may result from the remaining global tariffs.

In July 2018, the U.S. and China began imposing tariffs on approximately $34 billion of each other's exports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. Subsequently, the U.S. imposed tariffs on an additional $216 billion in Chinese goods, and China imposed tariffs on an additional $76 billion worth of U.S goods. Negotiations to resolve the trade dispute are currently ongoing. We continue to monitor the potential for any disruption and adverse revenue and/or cost impacts that may result from these actions, the potential imposition of future tariffs, or future geopolitical economic developments.
The U.S. Government continues to impose and/or consider imposing sanctions on certain businesses and individuals in Russia. Although our operations or sales in Russia have not been impacted to date, we continue to monitor additional sanctions that may be imposed by the U.S. Government and any responses from Russia that could affect our supply chain, business partners or customers.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
Airline Industry Environment
Our updated 20-year forecast, published in June 2019, projects a long-term average growth rate of 4.6% per year for passenger traffic and 4.2% for cargo traffic. Based on long-term global economic growth projections of 2.7% average annual GDP growth, we project a $6.8 trillion market for 44,040 new airplanes over the next 20 years.
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Revenues	$16,544	$26,897	$4,722	$13,952
Earnings from operations	($3,773)	$3,197	($4,946)	$1,785
Operating margins	(22.8)%	11.9%	(104.7)%	12.8%
Revenues
Revenues for the six and three months ended June 30, 2019 decreased by $10,353 million and $9,230 million compared with the same periods in 2018 driven by lower deliveries and a revenue reduction of $5,610 million that was recorded in the second quarter of 2019 related to estimated potential concessions and other considerations to customers for disruptions and associated delivery delays related to the 737 MAX grounding. The 737 MAX grounding will continue to have a significant impact on revenues until deliveries resume.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	†	787	Total
Deliveries during the first six months of 2019	113	(10)	4	22	(14)	22	(1)	78	239
Deliveries during the first six months of 2018	269	(10)	3	9		25		72	378
Deliveries during the second quarter of 2019	24	(6)	2	10	(6)	12		42	90
Deliveries during the second quarter of 2018	137	(5)	1	5		13		38	194
Cumulative deliveries as of 6/30/2019	7,425		1,552	1,155		1,604		859
Cumulative deliveries as of 12/31/2018	7,312		1,548	1,133		1,582		781
* Intercompany deliveries identified by parentheses
† Aircraft accounted for as revenues by BCA and as operating leases in consolidation identified by parentheses.
Earnings From Operations
Earnings from operations for the six and three months ended June 30, 2019 decreased by $6,970 million and $6,731 million compared with the same periods in 2018 primarily due to the earnings charge for the 737 MAX grounding of $5,610 million and lower 737 deliveries, partially offset by higher 787 margins. The 737 MAX grounding will continue to adversely impact margins until deliveries resume.
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
BCA total backlog decreased from $408,140 million as of December 31, 2018 to $390,405 million at June 30, 2019 primarily due to deliveries in excess of new orders and a reduction in backlog related to orders from a customer experiencing liquidity issues.

Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 6/30/2019	737		747*	767	777	†	777X	787	†
Program accounting quantities	10,400		1,574	1,195	1,690		**	1,600
Undelivered units under firm orders	4,415		20	99	82	(1)	344	555	(31)
Cumulative firm orders	11,840		1,572	1,254	1,686		344	1,414

As of 12/31/2018	737	†	747	767	777	†	777X	787	†
Program accounting quantities	10,400		1,574	1,195	1,680		**	1,600
Undelivered units under firm orders	4,708	(75)	24	111	100	(2)	326	604	(30)
Cumulative firm orders	12,020		1,572	1,244	1,682		326	1,385

†	Aircraft ordered by BCC are identified in parentheses

*	At June 30, 2019, the 747 accounting quantity includes one already completed aircraft that has not been sold and is being remarketed.

**	The accounting quantity for the 777X will be determined in the year of first airplane delivery.
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
777 Program The accounting quantity for the 777 program increased by 10 units during the three months ended June 30, 2019 due to the program’s normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 5 per month. In 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. While we are targeting late 2020 for first delivery of the 777X, there is significant risk to this schedule resulting from issues in engine design and development, which are delaying first flight until early 2020. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery.
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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2018, passed in February 2018, raised the 2011 Budget Control Act spending caps for fiscal years 2018 and 2019 (FY18 and FY19). The consolidated spending bills signed into law in September 2018 provided defense funding for FY19, in compliance with the revised caps. These bills also provided FY19 appropriations for most of the federal government. The Consolidated Appropriations Act, enacted in February 2019, provided FY19 appropriations for the remaining parts of the federal government, including the National Aeronautics and Space Administration (NASA).
There continues to be uncertainty with respect to future program-level appropriations for the U.S. DoD and other government agencies, including NASA. The 2011 Budget Control Act continues to mandate spending caps on U.S. government discretionary spending for fiscal years 2020 and 2021 (FY20 and FY21) that are lower than FY18 and FY19. As a result, continued budget uncertainty and the risk of future sequestration cuts remain. Future budget cuts or investment priority changes could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position and/or cash flows.
Funding timeliness also remains a risk. If Congress is unable to pass appropriations bills before the beginning of FY20 on October 1, 2019, a government shutdown could result which may have impacts above and beyond those resulting from budget cuts, sequestration impacts or program-level appropriations. For example, requirements to furlough employees in the U.S. DoD, the Department of Transportation or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. Alternatively, Congress may fund FY20 by passing one or more Continuing Resolutions; however, this could restrict the execution of certain program activities and delay new programs or competitions.

Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Revenues	$13,223	$12,581	$6,612	$6,100
Earnings from operations	$1,822	$1,133	$975	$376
Operating margins	13.8%	9.0%	14.7%	6.2%
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
F/A-18 Models	10	5	3
F-15 Models	5	5	1	3
CH-47 Chinook (New)	7	9		5
CH-47 Chinook (Renewed)	9	8	5	4
AH-64 Apache (New)	10		4
AH-64 Apache (Remanufactured)	35	6	13
P-8 Models	8	8	5	4
KC-46 Tanker	12		5
Total	96	41	36	16
Revenues
BDS revenues for the six months ended June 30, 2019 increased by $642 million compared with the same period in 2018, primarily due to higher revenues from derivative aircraft, satellites and weapons, partially offset by lower revenue for fighters and C-17. The favorable impact of cumulative contract catch-up adjustments to revenue for the six months ended June 30, 2019 was $160 million higher than the comparable period in the prior year, reflecting decreased unfavorable adjustments on the KC-46A Tanker.
BDS revenues for the three months ended June 30, 2019 increased by $512 million compared with the same period in 2018, primarily due to higher revenues from derivative aircraft, satellites and weapons. The favorable impact of cumulative contract catch-up adjustments to revenue for the three months ended June 30, 2019 was $137 million higher compared with the same period in 2018, reflecting decreased unfavorable adjustments on the KC-46A Tanker.
Earnings From Operations
BDS earnings from operations for the six and three months ended June 30, 2019 increased by $689 million and $599 million compared with the same periods in 2018, primarily due to lower KC-46A Tanker reach-forward losses and gains on the sale of property. During the six and three months ended June 30, 2018, BDS recorded reach-forward losses of $498 million and $418 million related to the KC-46A Tanker program.

The favorable impact of cumulative contract catch-up adjustments for the six and three months ended June 30, 2019 was $335 million and $274 million higher than the comparable period in the prior year, reflecting decreased unfavorable adjustments on the KC-46A Tanker.
BDS earnings from operations include equity earnings of $65 million and $12 million for the six and three months ended June 30, 2019 compared to $91 million and $11 million for the same periods in 2018 primarily reflecting earnings on our ULA joint venture.
Backlog
Total backlog increased from $61,277 million at December 31, 2018 to $63,872 million at June 30, 2019 primarily due to current year contract awards including F/A-18 fighters, P-8A Poseidon and E-7 Airborne Early Warning & Control, partially offset by revenue recognized on contracts awarded in prior years.
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
As with any development program, this program remains subject to additional reach-forward losses if we experience further production, technical or quality issues.

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
Global Services
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Revenues	$9,162	$8,047	$4,543	$4,097
Earnings from operations	$1,340	$1,251	$687	$604
Operating margins	14.6%	15.5%	15.1%	14.7%
Revenues
BGS revenues for the six and three months ended June 30, 2019 increased by $1,115 million and $446 million compared with the same periods in 2018 primarily due to the acquisition of KLX, Inc. in the fourth quarter of 2018 and international government services revenue. Net favorable cumulative contract catch-up adjustments to revenue were higher by $24 million and $4 million for the six and three months ended June 30, 2019 compared with the same periods in 2018.
Earnings From Operations
BGS earnings from operations for the six and three months ended June 30, 2019 increased by $89 million and $83 million compared with the same periods in 2018 primarily due to higher revenues. For the six months ended June 30, 2019, earnings from higher revenues were partially offset by less favorable performance and mix. Net favorable cumulative contract catch-up adjustments were higher by $4 million and lower by $9 million for the six and three months ended June 30, 2019 compared with the same periods in 2018.

Backlog
BGS total backlog decreased from $21,064 million as of December 31, 2018 to $19,974 million at June 30, 2019, primarily due to revenue recognized on contracts awarded in prior years.
Boeing Capital
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Revenues	$141	$137	$75	$72
Earnings from operations	$57	$44	$37	$24
Operating margins	40%	32%	49%	33%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the six and three months ended June 30, 2019 were largely consistent with the same periods in 2018.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the six and three months ended June 30, 2019 increased primarily due to lower operating expenses.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2019	December 31 2018
Customer financing and investment portfolio, net	$2,280	$2,790
Other assets, primarily cash and short-term investments	439	717
Total assets	$2,719	$3,507

Other liabilities, primarily deferred income taxes	$442	$523
Debt, including intercompany loans	1,891	2,487
Equity	386	497
Total liabilities and equity	$2,719	$3,507

Debt-to-equity ratio	4.9-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at June 30, 2019 decreased from December 31, 2018 primarily due to $526 million of note payoffs and portfolio run-off and $250 million related to the impairment of lease incentives, partially offset by new volume.
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

Aircraft subject to leases with a carrying value of approximately $88 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2019	2018
Net (loss)/earnings	($793)	$4,673
Non-cash items	1,335	1,253
Changes in working capital	1,656	1,890
Net cash provided by operating activities	2,198	7,816
Net cash used by investing activities	(853)	(1,295)
Net cash provided/(used) by financing activities	96	(7,177)
Effect of exchange rate changes on cash and cash equivalents	(2)	(36)
Net increase/(decrease) in cash & cash equivalents, including restricted	1,439	(692)
Cash & cash equivalents, including restricted, at beginning of year	7,813	8,887
Cash & cash equivalents, including restricted, at end of period	$9,252	$8,195
Operating Activities Net cash provided by operating activities was $2.2 billion during the six months ended June 30, 2019, compared with $7.8 billion during the same period in 2018. The net loss from operations for the six months ended June 30, 2019 was primarily driven by the $5.6 billion charge for estimated potential concessions and other considerations to 737 MAX customers and did not affect cash flows. The decrease reflects higher spending on inventory and lower growth in advances compared with the prior period. Inventories increased by $5.9 billion during the six months ended June 30, 2019 primarily due to the suspension of 737 MAX deliveries, which resulted in higher commercial airplane program inventory as we continue to produce 737 MAX aircraft at a rate of 42 per month. Advances and progress billings increased by $1.8 billion and $2.9 billion during the six months ended June 30, 2019 and 2018. Net cash provided by operating activities in future quarters is expected to be adversely impacted by the 737 MAX grounding.
Investing Activities Cash used by investing activities was $0.9 billion during the six months ended June 30, 2019, compared with $1.3 billion during the same period in 2018, primarily due to net proceeds from investments in 2019 as compared with net contributions to investments in 2018 and higher proceeds from property sales in 2019, partially offset by higher cash paid for acquisitions in the first half of 2019. In the six months ended June 30, 2019 and 2018, capital expenditures totaled $0.9 billion and $0.8 billion. We expect capital expenditures in 2019 to be consistent with 2018.
Financing Activities Cash provided by financing activities was $0.1 billion during the six months ended June 30, 2019 compared with cash used of $7.2 billion during the same period in 2018, primarily reflecting higher net borrowings and lower share repurchases partially offset by higher dividend payments in 2019. During the six months ended June 30, 2019, new borrowings net of repayments increased by $5.2 billion compared with an increase of $0.9 billion in the same period in 2018.
At June 30, 2019, the recorded balance of debt was $19.2 billion, of which $4.4 billion was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $1.9 billion, of which $0.7 billion was classified as short-term.
During the six months ended June 30, 2019 we repurchased 6.9 million shares totaling $2.7 billion through our open market share repurchase program. In addition, 0.6 million shares were transferred to us from employees for tax withholdings. Share repurchases during the six months ended June 30, 2018 totaled $6.0 billion. At June 30, 2019, the amount available under the share repurchase plan, announced on December 17, 2018, totaled $17.3 billion. Share repurchases under this plan are currently suspended.

Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that serves as a source of short-term liquidity. At June 30, 2019 and December 31, 2018 commercial paper borrowings total $2,987 million and $1,895 million. Currently, we have $6.6 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $14.3 billion and $19.5 billion at June 30, 2019 and December 31, 2018. The decrease primarily relates to financing commitment expirations. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers have financed purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. However, from the time of that reauthorization until May 8, 2019, when the U.S. Senate confirmed members sufficient to constitute a quorum of the bank’s board of directors, the bank was not able to approve any transaction totaling more than $10 million. The bank is authorized through September 30, 2019. If the bank's charter is not reauthorized on a timely basis, we may fund additional commitments and/or enter into new financing arrangements with customers. Certain of our non-U.S. customers also may seek to delay purchases if they cannot obtain financing at reasonable costs, and there may be further impacts with respect to future sales campaigns involving non-U.S. customers.
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
At June 30, 2019, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $548 million at June 30, 2019. For additional information, see Note 11 to our Condensed Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustment recognized in earnings was a benefit of $549 million and $275 million for the six and three months ended June 30, 2019, compared with a benefit of $520 million and $237 million during the same periods in 2018. The non-operating pension expense included in Other income/(loss), net was a benefit of $187 million and $94 million for the six and three months ended June 30, 2019 compared with $48 million and $6 million for the same periods in 2018. The benefits in 2019 reflect lower amortization of actuarial losses driven by higher discount rates. This is partially offset by higher interest costs and lower expected returns, as a result of the lower value of plan assets at December 31, 2018 compared to 2017.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 38 of this Form 10-Q and on page 45 of our 2018 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2019	2018	2019	2018
Revenues	$38,668	$47,640	$15,751	$24,258
(Loss)/earnings from operations, as reported	($1,030)	$5,585	($3,380)	$2,710
Operating margins	(2.7)%	11.7%	(21.5)%	11.2%

Pension FAS/CAS service cost adjustment (1)	($549)	($520)	($275)	($237)
Postretirement FAS/CAS service cost adjustment (1)	($180)	($162)	($90)	($80)
FAS/CAS service cost adjustment (1)	($729)	($682)	($365)	($317)
Core operating (loss)/earnings (non-GAAP)	($1,759)	$4,903	($3,745)	$2,393
Core operating margins (non-GAAP)	(4.5)%	10.3%	(23.8)%	9.9%

Diluted earnings per share, as reported	($1.40)	$7.88	($5.21)	$3.73
Pension FAS/CAS service cost adjustment (1)	(0.97)	(0.88)	(0.49)	(0.40)
Postretirement FAS/CAS service cost adjustment (1)	(0.32)	(0.27)	(0.16)	(0.14)
Non-operating pension expense (2)	(0.32)	(0.08)	(0.17)	(0.01)
Non-operating postretirement expense (2)	0.09	0.08	0.05	0.04
Provision for deferred income taxes on adjustments (3)	0.32	0.24	0.16	0.11
Core (loss)/earnings per share (non-GAAP)	($2.60)	$6.97	($5.82)	$3.33

Weighted average diluted shares (in millions)	566.6	592.9	565.3	588.7

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
Critical Accounting Policies and Estimates
737 MAX Grounding
On March 13, 2019, the Federal Aviation Administration (FAA) issued an order to suspend operations of all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two fatal 737 MAX accidents. Non-U.S. civil aviation authorities have issued directives to the same effect. The grounding is having a significant adverse impact on our operations and creates significant uncertainty.
Multiple legal actions have been filed against us as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. Further, we are fully cooperating with all ongoing governmental and regulatory investigations and inquiries relating to the accidents and the 737 MAX program. We cannot reasonably estimate a range of loss, if any, that may result given the ongoing status of these lawsuits, investigations, and inquiries. We have also experienced claims and/or assertions from customers in connection with the grounding.

In the preparation of our financial statements, we have made assumptions regarding outcomes of accident investigations, timing and conditions of return to service, timing of future 737 production rate increases, supplier readiness to support production rate changes, timing and sequence of future customer deliveries as well as outcomes of negotiations with customers impacted by the grounding. These assumptions are highly uncertain and significantly affect the estimates inherent in our financial statements.
The 737 MAX grounding also affects projected revenues and costs associated with the 737 program accounting quantity. As a result of the grounding, we have reduced the 737 production rate from 52 per month to 42 per month and continue to evaluate further reductions in production rate, including a temporary shutdown in 737 production. Prior to the grounding, we had planned to increase the production rate to 57 per month in 2019. The FAA and other civil aviation authorities will determine the timing and conditions of the 737 MAX’s return to service. At June 30, 2019, we have assumed that regulatory approval of 737 MAX return to service in the U.S. and other jurisdictions begins early in the fourth quarter of 2019. We have further assumed a gradual increase in the production rate from 42 per month to 57 per month in 2020, and that deliveries of 737 MAX airplanes in inventory will occur over several quarters following return to service. The resulting impacts increased estimated costs to produce aircraft included in the current accounting quantity by $1,016 million and $1,748 million in the first and second quarters of 2019 and reduced 737 program and overall BCA segment operating margins. If the timing and conditions surrounding a return to service differ from our assumptions, it could have a material effect on our financial statements.
We recorded an earnings charge of $5,610 million, net of estimated insurance recoveries of $500 million, in the second quarter in connection with an estimate of potential concessions and other considerations to customers for disruptions related to the 737 MAX grounding and associated delivery delays. This charge represents our current best estimate of future concessions and other considerations we expect to provide to customers. This estimate relies on the exercise of judgment by management and is significantly impacted by the assumptions described above, as well as the status of negotiations with our customers. Any delays in return to service, further disruptions to our production system, supplier claims or assertions, or changes to estimated concessions and other considerations we expect to provide to customers could have a material adverse effect on our financial position, results of operations, and/or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2018.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2019 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the second quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The 737 MAX fleet is currently grounded, and we are subject to a number of risks and uncertainties related to the timing and conditions surrounding the aircraft’s return to service, including potential future reductions to the production rate and/or additional delivery delays, as well as risks associated with assumptions and estimates made in our financial statements regarding the 737 program.

On March 13, 2019, the Federal Aviation Administration (FAA) issued an order to suspend operations of all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two fatal 737 MAX accidents. Non-U.S. civil aviation authorities have issued directives to the same effect. We are working closely with the relevant government authorities to support both accident investigations and are fully cooperating with other U.S. government investigations related to the accidents. Multiple legal actions have also been filed against us as a result of the accidents. While production continues on the 737 MAX, deliveries have been suspended until clearance is granted by the appropriate regulatory authorities. The grounding has reduced revenues, operating margins, and cash flows, and will continue to do so until deliveries resume and production rates increase. In connection with the effort to restore the 737 MAX to service, we have been developing a software update to the Maneuvering Characteristics Augmentation System, or MCAS, on the 737 MAX, together with an associated pilot training and supplementary education program. Further, on June 26, 2019, the FAA directed us to address a specific condition of flight, unrelated to MCAS, that the planned software update did not previously address. We agreed with the FAA's decision, and are currently working on the software to address this requirement, and we will not offer the 737 MAX for certification until we have satisfied all requirements for certification and the safe return of the 737 MAX to service. Any unanticipated delays in certification and/or return to service or other liabilities associated with the accidents or grounding could have a material adverse effect on our financial position, results of operations, and/or cash flows.
On April 5, 2019, we announced plans to reduce the 737 production rate from 52 aircraft per month to 42 per month effective April 15, 2019. In addition to being unable to deliver completed aircraft until the required certifications are obtained, impacts related to the reduced production rate have increased costs to produce aircraft included in the current accounting quantity and reduced 737 program and overall BCA segment operating margins. If we are unable to return the 737 MAX aircraft to service in one or more jurisdictions or begin deliveries to customers in a timely manner, we would incur additional costs and/or further reduce the 737 production rate. In addition, unanticipated delays in certification and/or return to service of the 737 MAX in one or more jurisdictions could result in significant additional disruption to the 737 production system, including further reductions in the production rate and/or a temporary shutdown in 737 production, delaying efforts to restore and/or implement previously planned increases in the 737 production rate. Cash flows could also be negatively impacted through a combination of delayed payments from customers and higher costs and inventory levels. In addition, we have experienced claims and assertions from customers in connection with the grounding, and we recorded an earnings charge of $5,610, net of estimated insurance recoveries of $500, in the second quarter in connection with an estimate of potential concessions and other considerations to customers for disruptions related to the grounding and associated delivery delays. Any such delays in return to service, further disruptions to our production system, supplier claims or assertions, or changes to estimated concessions or other considerations we expect to provide to customers could have a material adverse effect on our financial position, results of operations, and/or cash flows. The FAA and other civil aviation authorities will determine the timing and conditions of return to service. However, for purposes of our second-quarter financial results, we have assumed that regulatory approval of 737 MAX return to service in the U.S. and other jurisdictions begins early in the fourth quarter of 2019. This estimate reflects our best estimate at this time based on factors such as the expected effort required to complete the required software upgrades and estimated duration of the certification process. In the event of unanticipated additional training requirements in one or more jurisdictions, delays in the certification process, and/or delays in return to service, we may be required to take actions with longer-term impact, such as further production rate changes, employment reductions and/or the expenditure of significant resources to support our supply chain and/or customers.
As with our other commercial aircraft programs, we have made significant estimates with respect to the 737 program regarding the number of units to be produced, the period during which those units are likely to be produced, and the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs. In addition to the estimated timing of return to service, we have made assumptions regarding outcomes of accident investigations, timing of future 737 production rate increases, timing and sequence of future deliveries, as well as outcomes of negotiations with customers. Any changes in these estimates and/or assumptions with respect to the 737 program could have a material impact on our financial position, results of operations, and/or cash flows. For additional information, see our discussion under “Management’s Discussion and Analysis-Critical Accounting Policies and Estimates-737 MAX Grounding” on page 52.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2019 thru 4/30/2019	804,577	$387.64	800,641	$17,349
5/1/2019 thru 5/31/2019	5,220	377.62		17,349
6/1/2019 thru 6/30/2019	2,847	359.24		17,349
Total	812,644	$387.48	800,641

(1)
We purchased an aggregate of 800,641 shares of our common stock in the open market pursuant to our repurchase program and 12,003 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase shares in swap transactions.

(2)
On December 17, 2018, we announced a new repurchase plan for up to $20 billion of common stock, replacing the plan previously authorized in 2017. Share repurchases under this plan are currently suspended.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1	The Boeing Company Executive Supplemental Savings Plan, as amended and restated effective January 1, 2020.*

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 24, 2019	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller