Form 10-Q
period 2019-09-30
BOEING CO
filed 2019-10-23
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 16, 2019, there were 562,791,233 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2019

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Sales of products	$50,514	$64,848	$17,195	$22,463
Sales of services	8,134	7,938	2,785	2,683
Total revenues	58,648	72,786	19,980	25,146

Cost of products	(46,584)	(53,134)	(14,674)	(18,882)
Cost of services	(6,752)	(6,215)	(2,241)	(2,140)
Boeing Capital interest expense	(49)	(51)	(15)	(18)
Total costs and expenses	(53,385)	(59,400)	(16,930)	(21,040)
	5,263	13,386	3,050	4,106
(Loss)/income from operating investments, net	(3)	112	(8)	32
General and administrative expense	(2,857)	(3,345)	(1,001)	(1,154)
Research and development expense, net	(2,470)	(2,417)	(778)	(826)
Gain/(loss) on dispositions, net	296	76	(4)	69
Earnings from operations	229	7,812	1,259	2,227
Other income	334	63	121	12
Interest and debt expense	(480)	(317)	(203)	(106)
Earnings before income taxes	83	7,558	1,177	2,133
Income tax benefit/(expense)	291	(522)	(10)	230
Net earnings	$374	$7,036	$1,167	$2,363

Basic earnings per share	$0.66	$12.08	$2.07	$4.11

Diluted earnings per share	$0.66	$11.95	$2.05	$4.07

Weighted average diluted shares (millions)	570.4	588.9	569.2	580.8
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Net earnings	$374	$7,036	$1,167	$2,363
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(61)	(55)	(59)	2
Unrealized gain on certain investments, net of tax of $0, ($1), $0 and $0	1	3
Unrealized (loss)/gain on derivative instruments:
Unrealized loss arising during period, net of tax of $30, $27, $25 and $1	(106)	(97)	(89)	(4)
Reclassification adjustment for (gains)/losses included in net earnings, net of tax of ($6), ($5), ($7) and ($3)	22	19	25	9
Total unrealized (loss)/gain on derivative instruments, net of tax	(84)	(78)	(64)	5
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $18, $30, $5 and $10	(67)	(106)	(22)	(35)
Net actuarial gain arising during the period, net of tax of $0, $0, $0 and $0		1
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($97), ($182), ($32) and ($60)	350	657	117	219
Settlements and curtailments included in net income, net of tax of $0, ($3), $0 and $0		6
Pension and postretirement cost related to our equity method investments, net of tax of ($5), $1, ($3) and $0	17	(4)	9	(1)
Total defined benefit pension plans and other postretirement benefits, net of tax	300	554	104	183
Other comprehensive income/(loss), net of tax	156	424	(19)	190
Comprehensive loss related to noncontrolling interests	(22)	(12)	(15)	(2)
Comprehensive income, net of tax	$508	$7,448	$1,133	$2,551
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2019	December 31 2018
Assets
Cash and cash equivalents	$9,763	$7,637
Short-term and other investments	1,150	927
Accounts receivable, net	3,564	3,879
Unbilled receivables, net	11,078	10,025
Current portion of customer financing, net	166	460
Inventories	73,279	62,567
Other current assets	2,656	2,335
Total current assets	101,656	87,830
Customer financing, net	2,077	2,418
Property, plant and equipment, net of accumulated depreciation of $19,125 and $18,568	12,527	12,645
Goodwill	8,063	7,840
Acquired intangible assets, net	3,587	3,429
Deferred income taxes	296	284
Investments	1,117	1,087
Other assets, net of accumulated amortization of $561 and $503	3,275	1,826
Total assets	$132,598	$117,359
Liabilities and equity
Accounts payable	$15,101	$12,916
Accrued liabilities	19,224	14,808
Advances and progress billings	53,167	50,676
Short-term debt and current portion of long-term debt	4,354	3,190
Total current liabilities	91,846	81,590
Deferred income taxes	1,615	1,736
Accrued retiree health care	4,437	4,584
Accrued pension plan liability, net	14,590	15,323
Other long-term liabilities	3,621	3,059
Long-term debt	20,298	10,657
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	6,688	6,768
Treasury stock, at cost - 449,472,403 and 444,619,970 shares	(54,924)	(52,348)
Retained earnings	53,986	55,941
Accumulated other comprehensive loss	(14,927)	(15,083)
Total shareholders’ equity	(4,116)	339
Noncontrolling interests	307	71
Total equity	(3,809)	410
Total liabilities and equity	$132,598	$117,359
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2019	2018
Cash flows – operating activities:
Net earnings	$374	$7,036
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	160	150
Depreciation and amortization	1,643	1,531
Investment/asset impairment charges, net	106	63
Customer financing valuation adjustments	249	(3)
Gain on dispositions, net	(296)	(76)
Other charges and credits, net	190	158
Changes in assets and liabilities –
Accounts receivable	315	10
Unbilled receivables	(1,053)	(1,732)
Advances and progress billings	2,355	3,457
Inventories	(9,565)	(173)
Other current assets	(224)	(5)
Accounts payable	1,626	1,181
Accrued liabilities	5,495	890
Income taxes receivable, payable and deferred	(989)	(252)
Other long-term liabilities	(577)	1
Pension and other postretirement plans	(570)	(89)
Customer financing, net	391	(175)
Other	144	403
Net cash (used)/provided by operating activities	(226)	12,375
Cash flows – investing activities:
Property, plant and equipment additions	(1,387)	(1,227)
Property, plant and equipment reductions	334	117
Acquisitions, net of cash acquired	(492)	(250)
Contributions to investments	(1,439)	(2,145)
Proceeds from investments	967	1,369
Purchase of distribution rights	(20)	(56)
Other	(10)	(5)
Net cash used by investing activities	(2,047)	(2,197)
Cash flows – financing activities:
New borrowings	19,621	4,696
Debt repayments	(8,978)	(4,029)
Contributions from noncontrolling interests	7	35
Stock options exercised	51	70
Employee taxes on certain share-based payment arrangements	(241)	(247)
Common shares repurchased	(2,651)	(8,415)
Dividends paid	(3,473)	(2,976)
Net cash provided/(used) by financing activities	4,336	(10,866)
Effect of exchange rate changes on cash and cash equivalents, including restricted	(27)	(37)
Net increase/(decrease) in cash & cash equivalents, including restricted	2,036	(725)
Cash & cash equivalents, including restricted, at beginning of year	7,813	8,887
Cash & cash equivalents, including restricted, at end of period	9,849	8,162
Less restricted cash & cash equivalents, included in Investments	86	128
Cash and cash equivalents at end of period	$9,763	$8,034
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the nine months ended September 30, 2019 and 2018
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2018	$5,061	$6,804	($43,454)	$49,618	($16,373)	$57	$1,713
Net earnings				7,036		(12)	7,024
Other comprehensive income, net of tax of ($133)					424		424
Share-based compensation and related dividend equivalents		167		(17)			150
Treasury shares issued for stock options exercised, net		(37)	107				70
Treasury shares issued for other share-based plans, net		(220)	(19)				(239)
Common shares repurchased			(8,415)				(8,415)
Cash dividends declared ($3.42 per share)				(1,971)			(1,971)
Changes in noncontrolling interests						35	35
Balance at September 30, 2018	$5,061	$6,714	($51,781)	$54,666	($15,949)	$80	($1,209)

Balance at January 1, 2019	$5,061	$6,768	($52,348)	$55,941	($15,083)	$71	$410
Net earnings				374		(22)	352
Other comprehensive income, net of tax of ($60)					156		156
Share-based compensation and related dividend equivalents		176		(16)			160
Treasury shares issued for stock options exercised, net		(42)	82				40
Treasury shares issued for other share-based plans, net		(214)	(7)				(221)
Common shares repurchased			(2,651)				(2,651)
Cash dividends declared ($4.11 per share)				(2,313)			(2,313)
Changes in noncontrolling interests						258	258
Balance at September 30, 2019	$5,061	$6,688	($54,924)	$53,986	($14,927)	$307	($3,809)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended September 30, 2019 and 2018
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at July 1, 2018	$5,061	$6,676	($49,342)	$52,303	($16,139)	$67	($1,374)
Net earnings				2,363		(2)	2,361
Other comprehensive income, net of tax of ($52)					190		190
Share-based compensation and related dividend equivalents		52					52
Treasury shares issued for stock options exercised, net		(5)	12				7
Treasury shares issued for other share-based plans, net		(9)	(1)				(10)
Common shares repurchased			(2,450)				(2,450)
Changes in noncontrolling interests						15	15
Balance at September 30, 2018	$5,061	$6,714	($51,781)	$54,666	($15,949)	$80	($1,209)

Balance at July 1, 2019	$5,061	$6,638	($54,932)	$52,819	($14,908)	$379	($4,943)
Net earnings				1,167		(15)	1,152
Other comprehensive (loss)/income, net of tax of ($12)					(19)		(19)
Share-based compensation and related dividend equivalents		56					56
Treasury shares issued for stock options exercised, net		(3)					(3)
Treasury shares issued for other share-based plans, net		(3)	8				5
Changes in noncontrolling interests						(57)	(57)
Balance at September 30, 2019	$5,061	$6,688	($54,924)	$53,986	($14,927)	$307	($3,809)
See Notes to the Condensed -Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Revenues:
Commercial Airplanes	$24,793	$40,968	$8,249	$14,071
Defense, Space & Security	20,265	19,518	7,042	6,937
Global Services	13,820	12,148	4,658	4,101
Boeing Capital	207	214	66	77
Unallocated items, eliminations and other	(437)	(62)	(35)	(40)
Total revenues	$58,648	$72,786	$19,980	$25,146
(Loss)/earnings from operations:
Commercial Airplanes	($3,813)	$5,230	($40)	$2,033
Defense, Space & Security	2,577	886	755	(247)
Global Services	2,013	1,799	673	548
Boeing Capital	86	71	29	27
Segment operating profit	863	7,986	1,417	2,361
Unallocated items, eliminations and other	(1,727)	(1,193)	(522)	(471)
FAS/CAS service cost adjustment	1,093	1,019	364	337
Earnings from operations	229	7,812	1,259	2,227
Other income	334	63	121	12
Interest and debt expense	(480)	(317)	(203)	(106)
Earnings before income taxes	83	7,558	1,177	2,133
Income tax benefit/(expense)	291	(522)	(10)	230
Net earnings	$374	$7,036	$1,167	$2,363

This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 20 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2019 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2018 Annual Report on Form 10-K. Certain amounts in prior periods have been adjusted to conform with the current year presentation.
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
Net cumulative catch-up adjustments to prior years' revenue and earnings, including certain reach-forward losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Increase/(decrease) to Revenue	$166	($14)	($63)	($59)
Increase/(decrease) to Earnings from Operations	$152	($314)	($23)	($155)
Increase/(decrease) to Diluted EPS	$1.20	($0.50)	($0.04)	($0.30)

Note 2 – Acquisitions and Joint Ventures
Strategic Partnership with Embraer
During the first quarter of 2019, we entered into definitive transaction documents with respect to a strategic partnership with Embraer S.A. (Embraer). The partnership contemplates that the parties enter into a joint venture comprising the commercial aircraft and services operations of Embraer, in which Boeing will acquire an 80 percent ownership stake for $4,200, as well as a joint venture to promote and develop new markets for the multi-mission medium airlift KC-390, in which Boeing will hold a 49 percent ownership stake. Embraer shareholders approved the transaction, which remains subject to regulatory approvals and other customary closing conditions. We are actively engaged with authorities in relevant jurisdictions and have obtained a number of regulatory approvals, including clearance to close in the United States. In October 2019, the European Commission commenced a Phase II investigation in connection with its regulatory review of the transaction, and the transaction is now expected to close in early 2020. If the transaction is not completed due to failure to obtain antitrust approvals, we would be required to pay a termination fee of $100.
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Net earnings	$374	$7,036	$1,167	$2,363
Less: earnings available to participating securities		5	1	2
Net earnings available to common shareholders	$374	$7,031	$1,166	$2,361
Basic
Basic weighted average shares outstanding	566.2	582.7	565.2	574.8
Less: participating securities	0.6	0.7	0.6	0.6
Basic weighted average common shares outstanding	565.6	582.0	564.6	574.2
Diluted
Basic weighted average shares outstanding	566.2	582.7	565.2	574.8
Dilutive potential common shares(1)	4.2	6.2	4.0	6.0
Diluted weighted average shares outstanding	570.4	588.9	569.2	580.8
Less: participating securities	0.6	0.7	0.6	0.6
Diluted weighted average common shares outstanding	569.8	588.2	568.6	580.2
Net earnings per share:
Basic	$0.66	$12.08	$2.07	$4.11
Diluted	0.66	11.95	2.05	4.07

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted earnings/(loss) per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Performance awards	2.6	2.6	2.6	2.2
Performance-based restricted stock units	0.6	0.3	0.6	0.2

Note 4 – Income Taxes
Our effective income tax rates were (350.6)% and 0.8% for the nine and three months ended September 30, 2019 and 6.9% and (10.8)% for the same periods in the prior year. The tax rates in 2019 and 2018 reflect the U.S. federal tax rate of 21% reduced by tax benefits associated with intangible income derived from serving non-U.S. markets, research and development tax credits and excess tax benefits related to share-based payments. Additionally, in the third quarter of 2018, $412 of discrete tax benefits were recorded related to the settlement of the 2013-2014 federal tax audit. The year to date tax rate variance is primarily due to lower pre-tax income in 2019, resulting in larger 2019 discrete tax rate benefits.
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

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months unrecognized tax benefits related to state matters under audit may decrease by up to $480 based on current estimates.
Note 5 – Inventories
Inventories consisted of the following:

	September 30 2019	December 31 2018
Long-term contracts in progress	$966	$2,129
Commercial aircraft programs	63,518	52,753
Commercial spare parts, used aircraft, general stock materials and other	8,795	7,685
Total	$73,279	$62,567

Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $176 and $227 at September 30, 2019 and December 31, 2018. See indemnifications to ULA in Note 12.
Included in inventories are capitalized precontract costs of $679 at September 30, 2019 primarily related to the KC-46A Tanker and Commercial Crew and $644 at December 31, 2018 primarily related to the KC-46A Tanker. See Note 11.
Commercial Aircraft Programs
At September 30, 2019 and December 31, 2018, commercial aircraft programs inventory included the following amounts related to the 787 program: $26,593 and $27,852 of work in process (including deferred production costs of $19,825 and $22,967), $2,273 and $2,453 of supplier advances, and $2,215 and $2,638 of unamortized tooling and other non-recurring costs. At September 30, 2019, $14,454 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $7,586 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At September 30, 2019 and December 31, 2018, commercial aircraft programs inventory included $1,481 and $463 of deferred production costs and $522 and $471 of unamortized tooling and other non-recurring costs related to the 737 program. At September 30, 2019, $1,999 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $4 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,767 and $2,844 at September 30, 2019 and December 31, 2018.
Note 6 – Contracts with Customers
Unbilled receivables increased from $10,025 at December 31, 2018 to $11,078 at September 30, 2019, primarily driven by revenue recognized at BDS and BGS in excess of billings.
Advances and progress billings increased from $50,676 at December 31, 2018 to $53,167 at September 30, 2019, primarily driven by advances on orders received in excess of revenue recognized at BCA, BDS and BGS.

Revenues recognized during the nine months ended September 30, 2019 and 2018 from amounts recorded as Advances and progress billings at the beginning of each year were $13,216 and $19,006. Revenues recognized during the three months ended September 30, 2019 and 2018 from amounts recorded as Advances and progress billings at the beginning of each year were $3,100 and $6,249.
Certain commercial airplane customers are experiencing liquidity issues and seeking additional capital. Should these customers fail to address their liquidity issues, accounts receivable, unbilled receivables and certain inventory could become impaired. In addition we would have to remove contracts related to these customers from backlog and remarket any undelivered aircraft.
Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	September 30 2019	December 31 2018
Financing receivables:
Investment in sales-type/finance leases	$1,016	$1,125
Notes	446	730
Total financing receivables	1,462	1,855
Operating lease equipment, at cost, less accumulated depreciation of $245 and $203	789	782
Operative lease incentive		250
Gross customer financing	2,251	2,887
Less allowance for losses on receivables	(8)	(9)
Total	$2,243	$2,878

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
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At September 30, 2019 and December 31, 2018, we individually evaluated for impairment customer financing receivables of $401 and $409, of which $388 and $398 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
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

Our financing receivable balances by internal credit rating category are shown below:

Rating categories	September 30 2019	December 31 2018
BBB	$594	$883
BB	348	430
B	125	135
CCC	395	407
Total carrying value of financing receivables	$1,462	$1,855

At September 30, 2019, our allowance related to receivables with ratings of B, BB and BBB. We applied default rates that averaged 22.1%, 5.8% and 0.6%, respectively, to the exposure associated with those receivables.
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
The majority of customer financing carrying values are concentrated in the following aircraft models:

	September 30 2019	December 31 2018
717 Aircraft ($184 and $204 accounted for as operating leases)	$778	$918
747-8 Aircraft ($130 and $132 accounted for as operating leases)	474	477
737 Aircraft ($243 and $263 accounted for as operating leases)	266	290
757 Aircraft ($22 and $24 accounted for as operating leases)	186	200
MD-80 Aircraft (accounted for as sales-type finance leases)	184	204
777 Aircraft ($126 and $60 accounted for as operating leases)	131	68
747-400 Aircraft ($33 and $45 accounted for as operating leases)	95	116

As part of selected lease transactions, Boeing may provide incentives to commercial customers. At December 31, 2018, Customer Financing included $250 of lease incentives with one customer experiencing liquidity issues. In the first quarter of 2019, we concluded that these lease incentives were impaired and recorded a charge of $250.

Lease income recorded in Revenue on the Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2019 included $47 and $15 from sales-type/finance leases and $105 and $34 from operating leases, of which $14 and $6 related to variable operating lease payments.
As of September 30, 2019, undiscounted cash flows for sales-type/finance and operating leases over the next five years and thereafter are as follows:

	Sales-type/finance leases	Operating leases
Year 1	$179	$118
Year 2	134	93
Year 3	97	83
Year 4	109	61
Year 5	121	46
Thereafter	140	57
Total lease receipts	780	458
Less imputed interest	(167)
Estimated unguaranteed residual values	403
Total	$1,016	$458

At September 30, 2019 and December 31, 2018 unguaranteed residual values were $403 and $425. Guaranteed residual values at September 30, 2019 were not significant.
Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2019	December 31 2018
Equity method investments (1)	$1,079	$1,048
Time deposits	529	255
Available for sale debt instruments	530	491
Equity and other investments	43	44
Restricted cash & cash equivalents(2)	86	176
Total	$2,267	$2,014

(1)	Dividends received were $153 and $60 for the nine and three months ended September 30, 2019 and $222 and $79 during the same periods in the prior year.

(2)	Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Note 9 – Other Assets
Sea Launch
At September 30, 2019 and December 31, 2018, Other assets included $244 of receivables related to our former investment in the Sea Launch venture which became payable by certain Sea Launch partners following Sea Launch’s bankruptcy filing in June 2009. At September 30, 2019, the net amounts owed to Boeing by each of the partners were as follows: S.P. Koroley Rocket and Space Corporation Energia of Russia (RSC Energia) – $111, PO Yuzhnoye Mashinostroitelny Zavod of Ukraine – $89 and KB Yuzhnoye of Ukraine – $44.

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
Note 10 – Leases
Our operating lease assets primarily represent manufacturing and research and development facilities, warehouses, and offices. Our finance leases primarily represent computer equipment and are not significant. Total operating lease expense was $241 and $82 for nine and three months ended September 30, 2019, of which $40 and $15 was attributable to variable lease expenses.
For the nine and three months ended September 30, 2019 cash payments against operating lease liabilities totaled $205 and $70 and non-cash transactions totaled $315 and $177 to recognize operating assets and liabilities for new leases.
Supplemental Condensed Consolidated Statement of Financial Position information related to leases was as follows:

September 30 2019
Operating leases:
Operating lease right-of-use assets	$1,178

Current portion of lease liabilities	260
Non-current portion of lease liabilities	969
Total operating lease liabilities	$1,229

Weighted average remaining lease term (years)	9
Weighted average discount rate	3.07%

Maturities of lease liabilities were as follows:

Operating leases
Year 1	$292
Year 2	238
Year 3	190
Year 4	153
Year 5	93
Thereafter	598
Total lease payments	1,564
Less imputed interest	(335)
Total	$1,229

As of September 30, 2019, we have entered into an operating lease that has not yet commenced of $160, primarily related to research and development and manufacturing facilities. This lease will commence in 2020 with a lease term of 15 years.

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
We have developed software and training updates for the 737 MAX and continue to work with the FAA and non-U.S. civil aviation authorities to complete remaining steps toward certification and readiness for return to service including addressing their questions on the software changes and how pilots will interact with the airplane controls and displays in different flight scenarios. The FAA and other civil aviation authorities worldwide will determine the timing and conditions of return to service in each relevant jurisdiction. Charges recognized during 2019 associated with the software updates and related pilot training were not material.
Prior to the grounding, Boeing had delivered 387 737 MAX aircraft of which 57 were delivered in the first quarter of 2019. On April 5, 2019, we announced plans to reduce the 737 production rate from 52 aircraft per month to 42 per month effective April 15, 2019. The resulting impacts, which were reflected in the first quarter, increased costs to produce aircraft included in the current accounting quantity by $1,016. Estimated costs to produce aircraft included in the current accounting quantity increased by $1,748 during the second quarter of 2019 and $872 during the third quarter of 2019, primarily to reflect updates to assumptions regarding timing of return to service and timing of planned production rate increases. These increases in the costs to produce aircraft in the current accounting quantity will reduce 737 program and overall BCA segment operating margins in future quarters after deliveries resume. Prior to the grounding, we expected 737 MAX deliveries to approximate 90 percent of total 737 deliveries in 2019 and we had planned to increase the production rate to 57 per month in 2019. In addition to the grounding, the timing of 737 MAX deliveries during the first quarter was adversely affected by delays in the supply chain. We may face additional costs, delays in return to service, and/or further reductions in the production rate. We are continuing to produce at 42 aircraft per month and we will continue to evaluate potential future reductions in the production rate, including a temporary shutdown in 737 production. For example, significant additional regulatory requirements and/or delays in return to service beyond our current assumption could cause customers to cancel or defer orders, which could also cause us to reduce or temporarily cease 737 MAX production.
The grounding has reduced revenues, operating earnings and cash flows in 2019 and will continue to adversely affect our results until deliveries resume and production rates increase. We are also working with our customers to minimize the impact to their operations. In the second quarter, we recorded an earnings charge of $5,610, net of insurance recoveries of $500, in connection with estimated potential concessions and other considerations to customers for disruptions related to the 737 MAX grounding and associated delivery delays. This charge is reflected in the financial statements as a reduction in revenue, an increase in Other current assets and an increase in Accrued liabilities. During the third quarter of 2019, we collected the anticipated $500 from our insurance carriers and reduced the liability of $6,110 by $252 for payments, concessions and other in-kind considerations agreed to with customers. In addition, we reassessed the liability for estimated potential concessions and other considerations to customers. This reassessment included updating estimates to reflect revised return to service and production rate assumptions, as well as latest information based on engagements with 737 MAX customers. Based on this reassessment, we concluded that no significant adjustments to the recorded liability were required in the third quarter. The liability represents our best estimate of future concessions and other considerations to customers, and is necessarily based on a series of assumptions. While the FAA and other non-U.S. civil aviation authorities will determine the timing and conditions of return to service, we have assumed that regulatory approval of 737 MAX return to service begins in the fourth quarter of 2019. This assumption reflects our best estimate at this time, but actual timing and conditions of return to service could differ from this estimate, the effect of which could be material. In addition, we have assumed that we will gradually increase the 737 production rate from 42 per month to 57 per month by late 2020. Following return to service we expect the 737 MAX airplanes produced during the grounding and included within inventory will be delivered over several quarters with the majority of them delivering in the first year. We are unable at this time to reasonably estimate potential future additional financial impacts or a range of loss, if any, due to continued uncertainties related to the timing and conditions of return to service, future changes to the production rate, supply chain impacts or the results of negotiations with particular customers. Any such impacts, including any changes in our estimates, could have a material adverse effect on our financial position, results of operations, and/or cash flows. For example, we expect that, in the event that we are unable to resume aircraft deliveries consistent with our assumptions, the continued absence of revenue, earnings, and cash flows associated with 737 MAX deliveries would continue to have the most material impact on our operating results. In the event that we decide to further reduce the 737 production rate or temporarily cease production, we expect that the growth in inventory and other cash flow impacts associated with production would decrease. However, while any such reduction or cessation of production could mitigate the impact of continued production on our liquidity it could significantly increase the overall expected costs to produce aircraft included in the accounting quantity, which would reduce 737 program margins in the future.
737NG Structure (Pickle Fork)
During the third quarter of 2019, we detected cracks in the "pickle forks," a component of the structure connecting the wings to the fuselages, of three 737-800NGs we were converting into freighters. We notified the FAA, which issued a directive requiring that 737NG airplanes with over 30,000 flight cycles be inspected for this condition by October 10, 2019, and that airplanes with over 22,600 flight cycles be inspected over the next 1,000 flight cycles. To date, all airplanes with over 30,000 flight cycles and approximately one third of planes with over 22,600 flights cycles have been inspected and this condition has been found on a small percentage of aircraft, and those aircraft will be repaired. Additional assessments are underway to determine the cause and potential implications of this condition for airplanes with fewer than 22,600 flight cycles. Depending on the results of these assessments, additional inspections or repairs may be required. Charges recognized in the third quarter in connection with estimated repair costs for aircraft with over 22,600 flight cycles were not material. However, we cannot reasonably estimate potential future financial impacts, if any, due to the ongoing nature of the inspections and repairs and pending the completion of investigations into the cause of the condition.
Environmental
The following table summarizes environmental remediation activity during the nine months ended September 30, 2019 and 2018.

	2019	2018
Beginning balance – January 1	$555	$524
Reductions for payments made	(34)	(17)
Changes in estimates	61	61
Ending balance – September 30	$582	$568

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2019 and December 31, 2018, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,064 and $796.

Product Warranties
The following table summarizes product warranty activity recorded during the nine months ended September 30, 2019 and 2018.

	2019	2018
Beginning balance – January 1	$1,127	$1,211
Additions for current year deliveries	128	176
Reductions for payments made	(166)	(135)
Changes in estimates	(7)	(151)
Ending balance – September 30	$1,082	$1,101

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
Trade-in commitment agreements at September 30, 2019 have expiration dates from 2019 through 2026. At September 30, 2019, and December 31, 2018 total contractual trade-in commitments were $1,421 and $1,519. As of September 30, 2019 and December 31, 2018, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $723 and $522 and the fair value of the related trade-in aircraft was $690 and $485.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $15,607 and $19,462 as of September 30, 2019 and December 31, 2018. The estimated earliest potential funding dates for these commitments as of September 30, 2019 are as follows:

Total
October through December 2019	$560
2020	3,104
2021	2,989
2022	1,348
2023	2,169
Thereafter	5,437
$15,607

As of September 30, 2019, $15,452 of these financing commitments related to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Funding Commitments
We have commitments to make additional capital contributions of $246 to joint ventures over the next eight years.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,598 and $3,761 as of September 30, 2019 and December 31, 2018.
United States Government Defense Environment Overview
The Bipartisan Budget Act (BBA) of 2019 raised the Budget Control Act limits on federal discretionary defense and non-defense spending for fiscal years 2020 and 2021 (FY20 and FY21), reducing budget uncertainty and the risk of sequestration. Although overall funding levels have been agreed to, the timeliness of FY20 funding for government departments and agencies, including the Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and the Federal Aviation Administration (FAA), remains a risk. The Continuing Resolution (CR), enacted on September 27, 2019, continues federal funding at FY19 appropriations levels through November 21, 2019. Congress and the President must enact either full-year FY20 appropriations bills or an additional CR to fund government departments and agencies beyond November 21, 2019 in order to prevent a future government shutdown.
A government shutdown may impact the Company's operations. For example, requirements to furlough employees in the U.S. DoD, the Department of Transportation or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. Congress may fund FY20 by passing one or more CRs; however, this could restrict the execution of certain program activities and delay new programs or competitions.

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

BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, USAF KC-46A Tanker, T-7A Red Hawk (formerly T-X Trainer), VC-25B Presidential Aircraft, MQ-25, and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, we have recorded reach-forward losses on the KC-46A Tanker and we continue to have risk for further losses if we experience further production, technical or quality issues. In addition, in 2018, in connection with winning the T-7A Red Hawk and MQ-25 competitions, we recorded a loss of $400 associated with options for 346 T-7A Red Hawk aircraft and a loss of $291 related to the MQ-25 Engineering, Manufacturing and Development (EMD) contract. Moreover, our fixed-price development programs remain subject to additional reach-forward losses if we experience further technical or quality issues, schedule delays, or increased costs.

KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. This EMD contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2016, the USAF authorized two low rate initial production (LRIP) lots for 7 and 12 aircraft valued at $2.8 billion. In January 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. On September 10, 2018, the USAF authorized an additional 18 aircraft valued at $2.9 billion. On September 27, 2019, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.6 billion.
At September 30, 2019, we had approximately $304 of capitalized precontract costs and $150 of potential termination liabilities to suppliers.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2019	December 31 2018	September 30 2019	December 31 2018	September 30 2019	December 31 2018
Contingent repurchase commitments	$1,599	$1,685	$1,599	$1,685
Indemnifications to ULA:
Contributed Delta program launch inventory	30	52
Other Delta contracts	176	176
Credit guarantees	92	106	33	51	16	16

Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA In 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability and non-allowability of $1,360 of Boeing Delta launch program inventory included in contributed assets plus $1,860 of inventory subject to an inventory supply agreement which ends on March 31, 2021. See Note 5. ULA has yet to consume $30 of contributed inventory.
Potential payments for Other Delta contracts include $85 related to deferred support costs and $91 related to deferred production costs. In June 2011, the Defense Contract Management Agency (DCMA) notified ULA that it had determined that $271 of deferred support costs are not recoverable under government contracts.

In December 2011, the DCMA notified ULA of the potential non-recoverability of an additional $114 of deferred production costs. ULA and Boeing believe that all costs are recoverable and in November 2011, ULA filed a certified claim with the USAF for collection of deferred support and production costs. The USAF issued a final decision denying ULA’s certified claim in May 2012. In 2012, Boeing and ULA, through its subsidiary United Launch Services, filed a suit in the Court of Federal Claims seeking recovery of the deferred support and production costs from the U.S. government, which subsequently asserted a counterclaim for credits that it alleges were offset by deferred support cost invoices. We believe that the U.S. government’s counterclaim is without merit. The discovery phase of the litigation completed in 2017. The parties have since agreed to engage in alternative dispute resolution, and the court has stayed the litigation pending that process. If, contrary to our belief, it is determined that some or all of the deferred support or production costs are not recoverable, we could be required to record pre-tax losses and make indemnification payments to ULA for up to $317 of the costs questioned by the DCMA.
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
In the second quarter of 2019, we entered into a $1,500 short-term credit agreement, which is scheduled to terminate on October 30, 2019. At September 30, 2019, we had $6,620 of unused borrowing capacity on revolving credit line agreements.

In the third quarter of 2019, we issued $5,500 of fixed rate senior notes consisting of $750 due August 1, 2021 that bear an annual interest rate of 2.3%, $1,000 due February 1, 2027 that bear an annual interest rate of 2.7%, $750 due February 1, 2030 that bear an annual interest rate of 2.95%, $750 due February 1, 2035 that bear an annual interest rate of 3.25%, $1,250 due February 1, 2050 that bear an annual interest rate of 3.75%, and $1,000 due August 1, 2059 that bear an annual interest rate of 3.95%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $5,442, after deducting underwriting discounts, commissions and offering expenses.
Note 14 – Postretirement Plans
The components of net periodic benefit (income)/cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2019	2018	2019	2018
Service cost	$2	$322		$107
Interest cost	2,193	2,086	$731	696
Expected return on plan assets	(2,896)	(3,007)	(966)	(1,002)
Amortization of prior service credits	(59)	(42)	(19)	(14)
Recognized net actuarial loss	482	847	161	282
Settlement/curtailment/other losses		43
Net periodic benefit (income)/cost	($278)	$249	($93)	$69

Net periodic benefit cost included in Earnings from operations	$234	$237	$76	$79
Net periodic benefit income included in Other income	(280)	(98)	(93)	(50)
Net periodic benefit (income)/cost included in Earnings before income taxes	($46)	$139	($17)	$29

	Nine months ended September 30		Three months ended September 30
Other Postretirement Plans	2019	2018	2019	2018
Service cost	$58	$71	$19	$24
Interest cost	147	145	49	48
Expected return on plan assets	(6)	(6)	(2)	(2)
Amortization of prior service credits	(26)	(94)	(8)	(31)
Recognized net actuarial gain	(35)	(8)	(12)	(3)
Net periodic benefit cost	$138	$108	$46	$36

Net periodic benefit cost included in Earnings from operations	$66	$63	$21	$21
Net periodic benefit cost included in Other income	80	77	27	29
Net periodic benefit cost included in Earnings before income taxes	$146	$140	$48	$50

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
Performance Awards
On February 25, 2019, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2021. At September 30, 2019, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $393.

Note 16 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the nine and three months ended September 30, 2019 and 2018 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2018	($15)	($2)	$54	($16,410)		($16,373)
Other comprehensive (loss)/income before reclassifications	(55)	3	(97)	(3)		(152)
Amounts reclassified from AOCI			19	557	(2)	576
Net current period Other comprehensive (loss)/income	(55)	3	(78)	554		424
Balance at September 30, 2018	($70)	$1	($24)	($15,856)		($15,949)

Balance at January 1, 2019	($101)		($62)	($14,920)		($15,083)
Other comprehensive (loss)/income before reclassifications	(61)	1	(106)	17		(149)
Amounts reclassified from AOCI			22	283	(2)	305
Net current period Other comprehensive (loss)/income	(61)	1	(84)	300		156
Balance at September 30, 2019	($162)	$1	($146)	($14,620)		($14,927)

Balance at June 30, 2018	($72)	$1	($29)	($16,039)		($16,139)
Other comprehensive (loss)/income before reclassifications	2		(4)	(1)		(3)
Amounts reclassified from AOCI			9	184	(2)	193
Net current period Other comprehensive (loss)/income	2		5	183		190
Balance at September 30, 2018	($70)	$1	($24)	($15,856)		($15,949)

Balance at June 30, 2019	($103)	$1	($82)	($14,724)		($14,908)
Other comprehensive (loss)/income before reclassifications	(59)		(89)	9		(139)
Amounts reclassified from AOCI			25	95	(2)	120
Net current period Other comprehensive (loss)/income	(59)		(64)	104		(19)
Balance at September 30, 2019	($162)	$1	($146)	($14,620)		($14,927)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the nine and three months ended September 30, 2018 totaling $657 and $219 (net of tax of ($182) and ($60)) and for the nine and three months ended September 30, 2019 totaling $350 and $117 (net of tax of ($97) and ($32)). These are included in the net periodic pension cost.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2019	December 31 2018	September 30 2019	December 31 2018	September 30 2019	December 31 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,733	$3,407	$17	$32	($105)	($132)
Interest rate contracts	125	125
Commodity contracts	669	57	4	9	(93)	(2)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	824	414	6	11	(18)	(2)
Commodity contracts	1,713	478
Total derivatives	$6,064	$4,481	$27	$52	($216)	($136)
Netting arrangements			(20)	(24)	20	24
Net recorded balance			$7	$28	($196)	($112)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($6)	($80)	($34)	$4
Commodity contracts	(78)	2	(30)	1

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Foreign exchange contracts
Revenues			($6)
Costs and expenses	($21)	($17)	(9)	($9)
General and administrative	(9)	(8)	(18)	(5)
Commodity contracts
Revenues
Costs and expenses	1	1		1
General and administrative expense	1		1	1

Gains/(losses) related to undesignated derivatives on foreign exchange cash flow hedging transactions recognized in Other income were gains of $1 and losses of $1 for the nine and three months ended September 30, 2019 and losses of $2 and $1 for the nine and three months ended September 30, 2018. Forward points related to foreign exchange cash flow hedging transactions recognized in Other income were gains of $5 and $0 for the nine and three months ended September 30, 2018.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $15 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at September 30, 2019 was $42. At September 30, 2019, there was no collateral posted related to our derivatives.

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

	September 30, 2019			December 31, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,371	$1,371		$1,737	$1,737
Available-for-sale debt investments:
Commercial paper	146		$146	78		$78
Corporate notes	352		352	420		420
U.S. government agencies	109	109
Other equity investments	10	10		12	12
Derivatives	7		7	28		28
Total assets	$1,995	$1,490	$505	$2,275	$1,749	$526
Liabilities
Derivatives	($196)		($196)	($112)		($112)
Total liabilities	($196)		($196)	($112)		($112)

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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2019		2018
	Fair Value	Total Losses	Fair Value	Total Losses
Operating lease equipment	$10	($1)	$45	($16)
Investments	51	(84)		(47)
Property, plant and equipment	41	(4)
Acquired intangible assets	3	(17)
Total	$105	($106)	$45	($63)

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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the nine months ended September 30, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating lease equipment	$10	Market approach	Aircraft value publications	$12- $20(1) Median $16
			Aircraft condition adjustments	($6) - $0(2) Net ($6)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2019
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$446	$451		$451
Liabilities
Debt, excluding capital lease obligations and commercial paper	(21,432)	(24,518)		(24,480)	($38)

	December 31, 2018
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$730	$735		$735
Liabilities
Debt, excluding capital lease obligations and commercial paper	(11,796)	(12,746)		(12,682)	($64)

The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2019 and December 31, 2018. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Multiple legal actions have been filed against us as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. Further, we are fully cooperating with all ongoing governmental and regulatory investigations and inquiries relating to the accidents and the 737 MAX. We cannot reasonably estimate a range of loss, if any, not covered by available insurance that may result given the ongoing status of these lawsuits, investigations, and inquiries.
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
BCA revenues by customer location consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Revenue from contracts with customers:
Europe	$3,944	$7,189	$1,260	$1,882
China	4,393	9,433	1,237	4,677
Asia, other than China	5,832	5,966	1,454	1,886
Middle East	2,926	3,931	1,121	1,598
Other	2,533	3,598	166	1,098
Total non-U.S. revenues	19,628	30,117	5,238	11,141
United States	10,591	10,824	3,004	2,922
Estimated potential concessions and other considerations to 737 MAX customers, net(1)	(5,610)
Total revenues from contracts with customers	24,609	40,941	8,242	14,063
Intersegment revenues eliminated on consolidation	184	27	7	8
Total segment revenues	$24,793	$40,968	$8,249	$14,071

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	100%	100%	100%	99%

(1)	Net of insurance recoveries
BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Revenue from contracts with customers:
U.S. customers	$15,234	$14,586	$5,459	$5,381
Non U.S. customers(1)	5,031	4,932	1,583	1,556
Total segment revenue from contracts with customers	$20,265	$19,518	$7,042	$6,937

Revenue recognized over time	98%	98%	97%	98%

Revenue recognized on fixed-price contracts	69%	69%	70%	70%

Revenue from the U.S. government(1)	89%	88%	90%	88%

(1)	Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Revenue from contracts with customers:
Commercial	$7,621	$6,419	$2,510	$2,167
Government	6,075	5,584	2,101	1,882
Total revenues from contracts with customers	13,696	12,003	4,611	4,049
Intersegment revenues eliminated on consolidation	124	145	47	52
Total segment revenues	$13,820	$12,148	$4,658	$4,101

Revenue recognized at a point in time	56%	52%	54%	52%

Revenue recognized on fixed-price contracts	89%	88%	90%	85%

Revenue from the U.S. government(1)	33%	32%	35%	32%

(1)	Includes revenues earned from foreign military sales through the U.S. government.
Backlog
Our total backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our backlog at September 30, 2019 was $470,225. We expect approximately 26% to be converted to revenue through 2020 and approximately 72% through 2023, with the remainder thereafter.

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

	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Share-based plans	($57)	($60)	($21)	($24)
Deferred compensation	(154)	(112)	(25)	(56)
Amortization of previously capitalized interest	(68)	(67)	(23)	(19)
Research and development expense, net	(270)	(69)	(97)	(50)
Customer financing impairment	(250)
Litigation	(109)	(148)
Eliminations and other unallocated items	(819)	(737)	(356)	(322)
Unallocated items, eliminations and other	($1,727)	($1,193)	($522)	($471)

Pension FAS/CAS service cost adjustment	$823	$780	$274	$260
Postretirement FAS/CAS service cost adjustment	270	239	90	77
FAS/CAS service cost adjustment	$1,093	$1,019	$364	$337

Pension and Other Postretirement Benefit Expense
Pension costs, comprising GAAP service and prior service costs, are allocated to BCA and the commercial operations at BGS. Pension costs are allocated to BDS and BGS businesses supporting government customers using U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. These costs are allocable to government contracts. Other postretirement benefit costs are allocated to business segments based on CAS, which is generally based on benefits paid. FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. These expenses are included in Other income.

Assets
Segment assets are summarized in the table below:

	September 30 2019	December 31 2018
Commercial Airplanes	$74,994	$64,788
Defense, Space & Security	19,431	19,594
Global Services	18,696	17,921
Boeing Capital	2,246	2,809
Unallocated items, eliminations and other	17,231	12,247
Total	$132,598	$117,359

Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets held centrally as well as intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2019, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine months ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 23, 2019

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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Revenues	$58,648	$72,786	$19,980	$25,146

GAAP
Earnings from operations	$229	$7,812	$1,259	$2,227
Operating margins	0.4%	10.7%	6.3%	8.9%
Effective income tax rate	(350.6)%	6.9%	0.8%	(10.8)%
Net earnings	$374	$7,036	$1,167	$2,363
Diluted earnings per share	$0.66	$11.95	$2.05	$4.07

Non-GAAP (1)
Core operating (loss)/earnings	($864)	$6,793	$895	$1,890
Core operating margins	(1.5%)	9.3%	4.5%	7.5%
Core (loss)/earnings per share	($1.13)	$10.55	$1.45	$3.58

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 53 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Commercial Airplanes	$24,793	$40,968	$8,249	$14,071
Defense, Space & Security	20,265	19,518	7,042	6,937
Global Services	13,820	12,148	4,658	4,101
Boeing Capital	207	214	66	77
Unallocated items, eliminations and other	(437)	(62)	(35)	(40)
Total	$58,648	$72,786	$19,980	$25,146
Revenues for the nine months ended September 30, 2019 decreased by $14,138 million compared with the same period in 2018. Commercial Airplanes (BCA) revenues decreased by $16,175 million driven by lower deliveries and a revenue reduction of $5,610 million that was recorded in the second quarter of 2019 related to estimated potential concessions and other considerations to customers for disruptions and associated delivery delays related to the 737 MAX grounding. Defense, Space & Security (BDS) revenues increased by $747 million primarily due to higher revenues from satellites, weapons, derivative aircraft, and early warning aircraft, partially offset by lower revenue for fighters and C-17. Global Services (BGS) revenues increased by $1,672 million primarily due to the acquisition of KLX, Inc. in the fourth quarter of 2018 and international government services revenue. The changes in Unallocated items, eliminations and other primarily reflect the timing of eliminations for intercompany aircraft deliveries.

Revenues for the three months ended September 30, 2019 decreased by $5,166 million compared with the same period in 2018. BCA revenues decreased by $5,822 million primarily due to lower deliveries resulting from the 737 MAX grounding. BDS revenues increased by $105 million primarily due to higher revenues from satellites, weapons, and T-7A Red Hawk, partially offset by lower revenues for the F-15 program. BGS revenues increased by $557 million, primarily due to the acquisition of KLX, Inc. in the fourth quarter of 2018 and international government services revenue.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Commercial Airplanes	($3,813)	$5,230	($40)	$2,033
Defense, Space & Security	2,577	886	755	(247)
Global Services	2,013	1,799	673	548
Boeing Capital	86	71	29	27
Segment operating profit	863	7,986	1,417	2,361
Pension FAS/CAS service cost adjustment	823	780	274	260
Postretirement FAS/CAS service cost adjustment	270	239	90	77
Unallocated Items, Eliminations and Other	(1,727)	(1,193)	(522)	(471)
Earnings from operations (GAAP)	$229	$7,812	$1,259	$2,227
FAS/CAS service cost adjustment *	(1,093)	(1,019)	(364)	(337)
Core operating (loss)/earnings (Non-GAAP) **	($864)	$6,793	$895	$1,890

*	The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.

**	Core operating (loss)/earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See page 53.
Earnings from operations for the nine months ended September 30, 2019 decreased by $7,583 million compared with the same period in 2018, primarily due to lower earnings at BCA and a customer financing impairment of $250 million that was recorded in Unallocated Items, Eliminations and Other. The decrease was partially offset by higher earnings at BDS and BGS. BCA earnings from operations decreased by $9,043 million primarily due to the earnings charge for the 737 MAX grounding of $5,610 million and lower 737 deliveries, partially offset by higher 787 margins. BDS earnings from operations increased by $1,691 million, primarily due to lower charges on development programs. During the third quarter of 2018, upon contract award, we recorded charges of $400 million associated with anticipated losses on the T-7A Red Hawk and $291 million on the MQ-25. During the nine months ended September 30, 2018, BDS recorded reach-forward losses of $674 million related to the KC-46A Tanker program. BGS earnings from operations increased by $214 million primarily due to higher revenues.
Earnings from operations for the three months ended September 30, 2019 decreased by $968 million compared with the same period in 2018, primarily due to lower earnings at BCA, partially offset by higher earnings at BDS and BGS. BCA's earnings from operations decreased $2,073 million primarily due to lower 737 deliveries, partially offset by higher 787 margins. BDS earnings from operations increased by $1,002 million, compared with the same period in 2018 primarily due to charges on the T-7A Red Hawk, MQ-25, and KC-46A Tanker programs recorded in the third quarter of 2018. BGS earnings from operations increased by $125 million primarily due to higher revenues and improved performance and mix.
Core operating earnings for the nine and three months ended September 30, 2019 decreased by $7,657 million and $995 million compared with the same periods in 2018 primarily due to lower earnings at BCA, partially offset by higher earnings at BDS and BGS.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Share-based plans	($57)	($60)	($21)	($24)
Deferred compensation	(154)	(112)	(25)	(56)
Amortization of previously capitalized interest	(68)	(67)	(23)	(19)
Research and development expense, net	(270)	(69)	(97)	(50)
Customer financing impairment	(250)
Litigation	(109)	(148)
Eliminations and other unallocated items	(819)	(737)	(356)	(322)
Unallocated items, eliminations and other	($1,727)	($1,193)	($522)	($471)
The deferred compensation expense increased by $42 million for the nine months ended September 30, 2019 compared with the same period in 2018 primarily driven by changes in broad market conditions.
Research and development expense increased by $201 million and $47 million for the nine and three months ended September 30, 2019 compared with the same periods in 2018 primarily due to enterprise investments in new products and technologies.
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

Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2019	2018	2019	2018
Allocated to business segments	($1,057)	($1,017)	($350)	($339)
Pension FAS/CAS service cost adjustment	823	780	274	260
Net periodic benefit cost included in Earnings from operations	($234)	($237)	($76)	($79)
The pension FAS/CAS service cost adjustment recognized in earnings in 2019 is largely consistent with the same periods in the prior year. The net periodic benefit costs included in Earnings from operations in 2019 is largely consistent with the same periods in the prior year.
For discussion related to Postretirement Plans, see Note 14 to our Condensed Consolidated Financial Statements.

Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Earnings from operations	$229	$7,812	$1,259	$2,227
Other income	334	63	121	12
Interest and debt expense	(480)	(317)	(203)	(106)
Earnings from operations	83	7,558	1,177	2,133
Income tax benefit/(expense)	291	(522)	(10)	230
Net earnings from continuing operations	$374	$7,036	$1,167	$2,363
Other income increased by $271 million and $109 million during the nine and three months ended September 30, 2019, primarily due to non-operating pension expense. Non-operating pension expense was a benefit of $280 million and $93 million during the nine and three months ended September 30, 2019 compared with $98 million and $50 million during the same periods in 2018. The benefits in 2019 reflect lower amortization of actuarial losses driven by higher discount rates. This is partially offset by higher interest costs and lower expected returns, as a result of the lower value of plan assets at December 31, 2018 compared to 2017.
Higher interest and debt expense for the nine and three months ended September 30, 2019 is a result of higher debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2019	2018	Change	2019	2018	Change
Cost of sales	$53,385	$59,400	($6,015)	$16,930	$21,040	($4,110)
Cost of sales as a % of Revenues	91.0%	81.6%	9.4%	84.7%	83.7%	1.0%
Cost of sales for the nine and three months ended September 30, 2019 decreased by $6,015 million, or 10% and by $4,110 million, or 20% compared with the same periods in 2018, primarily due to lower revenue and lower reach-forward losses. Cost of sales as a percentage of Revenues increased in 2019 resulting from the reduction in revenue due to the 737 MAX grounding.

Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Commercial Airplanes	$1,529	$1,616	$467	$517
Defense, Space & Security	569	613	185	211
Global Services	102	119	29	48
Other	270	69	97	50
Total	$2,470	$2,417	$778	$826
Research and development expense increased by $53 million during the nine months ended September 30, 2019 compared to the prior period in 2018, primarily due to enterprise and BCA investments in product development, partially offset by lower 777X and 737 MAX spending. Research and development expense decreased by $48 million during the three months ended September 30, 2019 compared to the prior period in 2018, primarily due to lower spending on 777X and 737 MAX, partially offset by higher enterprise and BCA investments in product development.
Backlog

(Dollars in millions)	September 30 2019	December 31 2018
Commercial Airplanes	$387,397	$408,140
Defense, Space & Security	61,740	61,277
Global Services	21,088	21,064
Total Backlog	$470,225	$490,481

Contractual backlog	$444,711	$462,070
Unobligated backlog	25,514	28,411
Total Backlog	$470,225	$490,481
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease during the nine months ended September 30, 2019 was primarily due to BCA deliveries in excess of new orders and a reduction in backlog related to orders from a customer experiencing liquidity issues, partially offset by BDS current year contract awards in excess of revenue recognized on contracts awarded in prior years.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease during the nine months ended September 30, 2019 was primarily due to reclassifications to contractual backlog related to BGS and BDS contracts.
Export-Import Bank of the United States Many of our non-U.S. customers finance purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. However, from the time of that reauthorization until May 8, 2019, when the U.S. Senate confirmed members sufficient to constitute a quorum of the bank’s board of directors, the bank was not able to approve any transaction totaling more than $10 million. The bank is authorized through November 21, 2019.
If the bank's charter is not reauthorized on a timely basis, or if the bank’s future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers. Certain of our non-U.S. customers also may seek to delay purchases if they cannot obtain financing at reasonable costs, and there may be further impacts with respect to future sales campaigns involving non-U.S. customers.

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
The continued global trade tension has resulted in market uncertainties and fewer orders than anticipated for our commercial aircraft. In the third quarter of 2019, we decided to reduce the production rate on the 787 program for approximately two years beginning in late 2020. We continue to monitor the potential for additional disruption and adverse revenue and/or cost impacts that may result from global trade tension including, the potential imposition of further tariffs, or other future geopolitical economic developments.
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
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Revenues	$24,793	$40,968	$8,249	$14,071
(Loss)/Earnings from operations	($3,813)	$5,230	($40)	$2,033
Operating margins	(15.4)%	12.8%	(0.5)%	14.4%
Revenues
Revenues for the nine months ended September 30, 2019 decreased by $16,175 million compared with the same period in 2018 driven by lower deliveries and a revenue reduction of $5,610 million that was recorded in the second quarter of 2019 related to estimated potential concessions and other considerations to customers for disruptions and associated delivery delays related to the 737 MAX grounding.
Revenues for the three months ended September 30, 2019 decreased by $5,822 million compared with the same period in 2018 driven by lower deliveries due to the 737 MAX grounding. The 737 MAX grounding will continue to have a significant impact on revenues until deliveries resume.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	†	787	Total
Deliveries during the first nine months of 2019	118	(15)	5	32	(18)	33	(1)	113	301
Deliveries during the first nine months of 2018	407	(14)	5	13		37		106	568
Deliveries during the third quarter of 2019	5	(5)	1	10	(4)	11		35	62
Deliveries during the third quarter of 2018	138	(4)	2	4		12		34	190
Cumulative deliveries as of 9/30/2019	7,430		1,553	1,165		1,615		894
Cumulative deliveries as of 12/31/2018	7,312		1,548	1,133		1,582		781
* Intercompany deliveries identified by parentheses
† Aircraft accounted for as revenues by BCA and as operating leases in consolidation identified by parentheses.
Loss/Earnings From Operations
Loss from operations for the nine months ended September 30, 2019 was $3,813 million compared with earnings from operations of $5,230 million in the same period in 2018. This decrease of $9,043 million is primarily due to the earnings charge for the 737 MAX grounding of $5,610 million and lower 737 deliveries, partially offset by higher 787 margins.
Loss from operations for the three months ended September 30, 2019 was $40 million compared with earnings from operations of $2,033 million in the same period in 2018. This decrease of $2,073 million is primarily due to lower 737 deliveries, partially offset by higher 787 margins. The 737 MAX grounding will continue to adversely impact margins until deliveries resume.
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
BCA total backlog decreased from $408,140 million as of December 31, 2018 to $387,397 million at September 30, 2019 primarily due to deliveries in excess of new orders and a reduction in backlog related to orders from a customer experiencing liquidity issues. While the 737 MAX grounding has not resulted in significant order cancellations, we are experiencing fewer new 737 MAX orders than we were receiving prior to the grounding.

Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 9/30/2019	737		747*	767	777	†	777X	787	†
Program accounting quantities	10,400		1,574	1,195	1,690		**	1,600
Undelivered units under firm orders	4,406		19	105	85	(1)	344	529	(31)
Cumulative firm orders	11,836		1,572	1,270	1,700		344	1,423

As of 12/31/2018	737	†	747	767	777	†	777X	787	†
Program accounting quantities	10,400		1,574	1,195	1,680		**	1,600
Undelivered units under firm orders	4,708	(75)	24	111	100	(2)	326	604	(30)
Cumulative firm orders	12,020		1,572	1,244	1,682		326	1,385

†	Aircraft ordered by BCC are identified in parentheses

*	At September 30, 2019, the 747 accounting quantity includes one already completed aircraft that has not been sold and is being remarketed.

**	The accounting quantity for the 777X will be determined in the year of first airplane delivery.
Program Highlights
737 Program See the discussion of the 737 MAX Grounding and 737NG Structure (Pickle Fork) in Note 11 and 19 to our Condensed Consolidated Financial Statements.
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
777 Program The accounting quantity for the 777 program increased by 10 units during the three months ended June 30, 2019 due to the program’s normal progress of obtaining additional orders and delivering airplanes. In 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. We have experienced issues in engine design and development on the 777X and have delayed first flight to early 2020, with first delivery now targeted for early 2021. The 777 and 777X programs have a combined production rate of 5 per month. We plan to produce more 777 models and fewer 777X models in the near term than previously planned. We expect to deliver at an average rate of 3 per month in 2020. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery.
787 Program At the end of the first quarter of 2019, we increased the production rate from 12 per month to 14 per month. We delivered the first 787-10 in March 2018. Continued global trade tension has resulted in market uncertainties and fewer orders than anticipated. During the third quarter of 2019, we decided to reduce the 787 production rate to 12 per month for approximately two years beginning in late 2020.

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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Bipartisan Budget Act (BBA) of 2019 raised the Budget Control Act limits on federal discretionary defense and non-defense spending for fiscal years 2020 and 2021 (FY20 and FY21), reducing budget uncertainty and the risk of sequestration. Although overall funding levels have been agreed to, the timeliness of FY20 funding for government departments and agencies, including the Department of Defense (DoD), the National Aeronautics and Space Administration (NASA) and the Federal Aviation Administration (FAA), remains a risk. The Continuing Resolution (CR), enacted on September 27, 2019, continues federal funding at FY19 appropriations levels through November 21, 2019. Congress and the President must enact either full-year FY20 appropriations bills or an additional CR to fund government departments and agencies beyond November 21, 2019 in order to prevent a future government shutdown.
A government shutdown may impact the Company's operations. For example, requirements to furlough employees in the U.S. DoD, the Department of Transportation or other government agencies could result in payment delays, impair our ability to perform work on existing contracts, and/or negatively impact future orders. Congress may fund FY20 by passing one or more CRs; however, this could restrict the execution of certain program activities and delay new programs or competitions.
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

Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Revenues	$20,265	$19,518	$7,042	$6,937
Earnings from operations	$2,577	$886	$755	($247)
Operating margins	12.7%	4.5%	10.7%	(3.6)%
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
F/A-18 Models	16	10	6	5
F-15 Models	7	8	2	3
C-17 Globemaster III	1		1
CH-47 Chinook (New)	13	11	6	2
CH-47 Chinook (Renewed)	16	14	7	6
AH-64 Apache (New)	27		17
AH-64 Apache (Remanufactured)	56	12	21	6
P-8 Models	14	10	6	2
KC-46 Tanker	21		9
C-40A	2		2
Total	173	65	77	24
Revenues
BDS revenues for the nine months ended September 30, 2019 increased by $747 million compared with the same period in 2018, primarily due to higher revenues from satellites, weapons, derivative aircraft, and early warning aircraft, partially offset by lower revenue for fighters and C-17. The favorable impact of cumulative contract catch-up adjustments to revenue for the nine months ended September 30, 2019 was $230 million higher than the comparable period in the prior year, reflecting decreased unfavorable adjustments on the KC-46A Tanker.
BDS revenues for the three months ended September 30, 2019 increased by $105 million compared with the same period in 2018, primarily due to higher revenues from satellites, weapons, and T-7A Red Hawk, partially offset by lower revenues for the F-15 program. Net unfavorable cumulative contract catch-up adjustments to revenue for the three months ended September 30, 2019 was $70 million lower compared with the same period in 2018, reflecting decreased unfavorable adjustments on the KC-46A Tanker.

Earnings From Operations
BDS earnings from operations for the nine and three months ended September 30, 2019 increased by $1,691 million and $1,002 million compared with the same periods in 2018, primarily due to lower charges on development programs. During the third quarter of 2018, upon contract award, we recorded charges of $400 million associated with anticipated losses on the T-7A Red Hawk and $291 million on the MQ-25. During the nine and three months ended September 30, 2018, BDS recorded reach-forward losses of $674 million and $176 million related to the KC-46A Tanker program.
The favorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2019 was $495 million higher than the comparable period in the prior year, reflecting decreased unfavorable adjustments on the KC-46A Tanker. Net unfavorable cumulative contract catch-up adjustments were lower by $160 million for the three months ended September 30, 2019 compared with the same period in 2018, reflecting decreased unfavorable adjustments on the KC-46A Tanker.
BDS earnings from operations include equity earnings of $125 million and $60 million for the nine and three months ended September 30, 2019 compared to $139 million and $48 million for the same periods in 2018 primarily reflecting earnings on our ULA joint venture.
Backlog
Total backlog increased from $61,277 million at December 31, 2018 to $61,740 million at September 30, 2019 primarily due to current year contract awards including F/A-18 fighters, P-8A Poseidon, KC-46A Tanker, and E-7 Airborne Early Warning & Control, partially offset by revenue recognized on contracts awarded in prior years.
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
Some of our development programs are contracted on a fixed-price basis and BDS customers are increasingly seeking fixed priced proposals for new programs. Examples of significant fixed-price development programs include Commercial Crew, USAF KC-46A Tanker, T-7A Red Hawk (formerly T-X Trainer), VC-25B Presidential Aircraft, MQ-25, and commercial and military satellites. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. In the third quarter of 2018, we were awarded contracts to develop the T-7A Red Hawk aircraft with complementary devices and the MQ-25. We recorded orders of $1,618 million and recognized losses of $691 million associated with these contracts. Many development programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues.
KC-46A Tanker In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. The KC-46A Tanker is a derivative of our 767 commercial aircraft. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract valued at $4.9 billion and involves highly complex designs and systems integration. In 2015, we began work on low rate initial production (LRIP) aircraft for the USAF. In 2016, following our achievement of key flight testing milestones, the USAF authorized two LRIP lots for 7 and 12 aircraft valued at $2.8 billion and in 2017, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.1 billion. On September 10, 2018, the USAF authorized an additional LRIP lot for 18 aircraft valued at $2.9 billion. On September 27, 2019, the USAF authorized an additional LRIP lot for 15 aircraft valued at $2.6 billion. The contract contains production options for both LRIP aircraft and full rate production aircraft. If all options under the contract are exercised, we expect to deliver 179 aircraft for a total expected contract value of approximately $30 billion.
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
Sea Launch See the discussion of the Sea Launch receivables in Note 9 to our Condensed Consolidated Financial Statements.
Commercial Crew See the discussion of Fixed-Price Development Contracts in Note 11 to our Condensed Consolidated Financial Statements.
T-7A Red Hawk In September 2018, we were selected by the U.S. Air Force to build the next generation training capability, known as T-7A Red Hawk (formerly T-X Trainer). The program includes aircraft and simulators as well as support and ground equipment. The contract is structured as an indefinite delivery/indefinite quantity (IDIQ) fixed-price contract with a minimum of 206 aircraft and a maximum of 475 aircraft. The EMD contract is a fixed-price contract valued at $813 million and includes five aircraft and seven simulators, with a period of performance that runs through 2022. The production and support contracts are structured as options that begin with authorization from fiscal year 2022 to 2034. In connection with winning this competition, we recorded a reach-forward loss of $400 million associated with anticipated losses on the options for 346 aircraft that we believe are probable of being exercised. We believe that our investment in this contract positions us for additional market opportunities for both trainer and light attack aircraft.
MQ-25 In August 2018, we were awarded an EMD contract to build the MQ-25 for the U.S. Navy. The EMD contract is a fixed-price contract that includes development and delivery of four aircraft and test articles at a contract price of $805 million. In connection with winning this competition, we recognized a reach-forward loss of $291 million. The period of performance runs from 2018 through 2024. The MQ-25 is the U.S. Navy’s first operational carrier-based unmanned aircraft, and we believe that our investment in this contract positions us for long-term leadership in autonomy and artificial intelligence technologies along with additional market opportunities.

Global Services
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Revenues	$13,820	$12,148	$4,658	$4,101
Earnings from operations	$2,013	$1,799	$673	$548
Operating margins	14.6%	14.8%	14.4%	13.4%
Revenues
BGS revenues for the nine and three months ended September 30, 2019 increased by $1,672 million and $557 million compared with the same periods in 2018 primarily due to the acquisition of KLX, Inc. in the fourth quarter of 2018 and international government services revenue. Net favorable cumulative contract catch-up adjustments to revenue were lower by $50 million for the nine months ended September 30, 2019 compared with the same period in 2018. The unfavorable impact of cumulative contract catch-up adjustments to revenue was higher by $74 million for the three months ended September 30, 2019 compared with the same period in 2018.
Earnings From Operations
BGS earnings from operations for the nine months ended September 30, 2019 increased by $214 million compared with the same period in 2018 primarily due to higher revenues. BGS earnings from operations for the three months ended September 30, 2019 increased by $125 million primarily due to higher revenues and improved performance and mix. Net favorable cumulative contract catch-up adjustments were lower by $27 million and lower by $31 million for the nine and three months ended September 30, 2019 compared with the same periods in 2018.
Backlog
BGS total backlog increased from $21,064 million as of December 31, 2018 to $21,088 million at September 30, 2019.
Boeing Capital
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Revenues	$207	$214	$66	$77
Earnings from operations	$86	$71	$29	$27
Operating margins	42%	33%	44%	35%
Revenues
Boeing Capital (BCC) segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the nine and three months ended September 30, 2019 decreased compared with the same periods in 2018 primarily due to lower gains on the sale of assets.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the nine and three months ended September 30, 2019 increased compared with the same periods in 2018 primarily due to lower operating expenses.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2019	December 31 2018
Customer financing and investment portfolio, net	$2,226	$2,790
Other assets, primarily cash and short-term investments	523	717
Total assets	$2,749	$3,507

Other liabilities, primarily deferred income taxes	$448	$523
Debt, including intercompany loans	1,891	2,487
Equity	410	497
Total liabilities and equity	$2,749	$3,507

Debt-to-equity ratio	4.6-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at September 30, 2019 decreased from December 31, 2018 primarily due to $585 million of note payoffs and portfolio run-off and $250 million related to the impairment of lease incentives, partially offset by new volume.
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
Aircraft subject to leases with a carrying value of approximately $101 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2019	2018
Net earnings	$374	$7,036
Non-cash items	2,052	1,823
Changes in working capital	(2,652)	3,516
Net cash (used)/provided by operating activities	(226)	12,375
Net cash used by investing activities	(2,047)	(2,197)
Net cash provided/(used) by financing activities	4,336	(10,866)
Effect of exchange rate changes on cash and cash equivalents	(27)	(37)
Net increase/(decrease) in cash & cash equivalents, including restricted	2,036	(725)
Cash & cash equivalents, including restricted, at beginning of year	7,813	8,887
Cash & cash equivalents, including restricted, at end of period	$9,849	$8,162
Operating Activities Net cash used by operating activities was $0.2 billion during the nine months ended September 30, 2019, compared with cash provided of $12.4 billion during the same period in 2018. The decrease in operating cash flows compared with the same period in 2018 primarily reflects the impacts of the 737 MAX grounding that is resulting in higher inventory, the lack of delivery payments and lower advances and progress payments. The reduction in net earnings from operations for the nine months ended September 30, 2019 compared with the same period in 2018, is primarily due to the $5.6 billion charge in the second quarter of 2019 for estimated potential concessions and other considerations to 737 MAX customers, which did not affect cash flows, and lower 737 deliveries. Cash used by Inventory was $9.6 billion during the nine months ended September 30, 2019, primarily due to the suspension of 737 MAX deliveries, which resulted in higher commercial airplane program inventory as we continue to produce 737 MAX aircraft at a rate of 42 per month. Cash provided by Advances and progress billings was $2.4 billion and $3.5 billion during the nine months ended September 30, 2019 and 2018 reflecting the suspension of 737 MAX deliveries and lower 737 MAX orders. Net cash provided by operating activities in future quarters is expected to be adversely impacted by the 737 MAX grounding.
Investing Activities Cash used by investing activities was $2.0 billion during the nine months ended September 30, 2019, compared with $2.2 billion during the same period in 2018, primarily due to lower net contributions to investments and higher proceeds from property sales in 2019, partially offset by higher cash paid for acquisitions and capital expenditures in 2019. In the nine months ended September 30, 2019 and 2018, capital expenditures totaled $1.4 billion and $1.2 billion. We expect capital expenditures in 2019 to be consistent with 2018.
Financing Activities Cash provided by financing activities was $4.3 billion during the nine months ended September 30, 2019 compared with cash used of $10.9 billion during the same period in 2018, primarily reflecting higher net borrowings and lower share repurchases, partially offset by higher dividend payments in 2019. During the nine months ended September 30, 2019, new borrowings net of repayments increased by $10.6 billion compared with an increase of $0.7 billion in the same period in 2018.
At September 30, 2019, the recorded balance of debt was $24.7 billion, of which $4.4 billion was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $1.9 billion, of which $0.7 billion was classified as short-term.
During the nine months ended September 30, 2019 we repurchased 6.9 million shares totaling $2.7 billion through our open market share repurchase program. In addition, 0.6 million shares were transferred to us from employees for tax withholdings. Share repurchases during the nine months ended September 30, 2018 totaled $8.4 billion. At September 30, 2019, the amount available under the share repurchase plan, announced on December 17, 2018, totaled $17.3 billion. Share repurchases under this plan are currently suspended.
Capital Resources We have substantial borrowing capacity. Any future borrowings may affect our credit ratings and are subject to various debt covenants as described below. We have a commercial paper program that serves as a source of short-term liquidity. At September 30, 2019 and December 31, 2018 commercial paper borrowings totaled $2,990 million and $1,895 million. Currently, we have $6.6 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Financing commitments totaled $15.6 billion and $19.5 billion at September 30, 2019 and December 31, 2018. The decrease primarily relates to financing commitment expirations. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. In addition, many of our non-U.S. customers have financed purchases through the Export-Import Bank of the United States. Following the expiration of the bank’s charter on June 30, 2015, the bank’s charter was reauthorized in December 2015. However, from the time of that reauthorization until May 8, 2019, when the U.S. Senate confirmed members sufficient to constitute a quorum of the bank’s board of directors, the bank was not able to approve any transaction totaling more than $10 million. The bank is authorized through November 21, 2019. If the bank's charter is not reauthorized on a timely basis, or if the bank’s future funding authority is insufficient to meet our customers’ needs, we may fund additional commitments and/or enter into new financing arrangements with customers. Certain of our non-U.S. customers also may seek to delay purchases if they cannot obtain financing at reasonable costs, and there may be further impacts with respect to future sales campaigns involving non-U.S. customers.
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
At September 30, 2019, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $582 million at September 30, 2019. For additional information, see Note 11 to our Condensed Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustment recognized in earnings was a benefit of $823 million and $274 million for the nine and three months ended September 30, 2019, compared with a benefit of $780 million and $260 million during the same periods in 2018. The non-operating pension expense included in Other income was a benefit of $280 million and $93 million for the nine and three months ended September 30, 2019 compared with $98 million and $50 million for the same periods in 2018. The benefits in 2019 reflect lower amortization of actuarial losses driven by higher discount rates. This is partially offset by higher interest costs and lower expected returns, as a result of the lower value of plan assets at December 31, 2018 compared to 2017.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 39 of this Form 10-Q and on page 45 of our 2018 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost, primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2019	2018	2019	2018
Revenues	$58,648	$72,786	$19,980	$25,146
Earnings from operations, as reported	$229	$7,812	$1,259	$2,227
Operating margins	0.4%	10.7%	6.3%	8.9%

Pension FAS/CAS service cost adjustment (1)	($823)	($780)	($274)	($260)
Postretirement FAS/CAS service cost adjustment (1)	($270)	($239)	($90)	($77)
FAS/CAS service cost adjustment (1)	($1,093)	($1,019)	($364)	($337)
Core operating (loss)/earnings (non-GAAP)	($864)	$6,793	$895	$1,890
Core operating margins (non-GAAP)	(1.5)%	9.3%	4.5%	7.5%

Diluted earnings per share, as reported	$0.66	$11.95	$2.05	$4.07
Pension FAS/CAS service cost adjustment (1)	(1.45)	(1.32)	(0.48)	(0.45)
Postretirement FAS/CAS service cost adjustment (1)	(0.47)	(0.41)	(0.16)	(0.13)
Non-operating pension expense (2)	(0.49)	(0.17)	(0.17)	(0.09)
Non-operating postretirement expense (2)	0.14	0.13	0.05	0.05
Provision for deferred income taxes on adjustments (3)	0.48	0.37	0.16	0.13
Core (loss)/earnings per share (non-GAAP)	($1.13)	$10.55	$1.45	$3.58

Weighted average diluted shares (in millions)	570.4	588.9	569.2	580.8

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
Multiple legal actions have been filed against us as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. Further, we are fully cooperating with all ongoing governmental and regulatory investigations and inquiries relating to the accidents and the 737 MAX. We cannot reasonably estimate a range of loss, if any, not covered by available insurance that may result given the ongoing status of these lawsuits, investigations, and inquiries. We have also experienced claims and/or assertions from customers in connection with the grounding.

In the preparation of our financial statements, we have made assumptions regarding outcomes of accident investigations, timing and conditions of return to service, timing of future 737 production rate increases, supplier readiness to support production rate changes, timing and sequence of future customer deliveries as well as outcomes of negotiations with customers impacted by the grounding. While these assumptions reflect our best estimate at this time, they are highly uncertain and significantly affect the estimates inherent in our financial statements.
The 737 MAX grounding also affects projected revenues and costs associated with the 737 program accounting quantity. As a result of the grounding, we have reduced the 737 production rate from 52 per month to 42 per month and continue to evaluate further reductions in production rate, including a temporary shutdown in 737 production. Prior to the grounding, we had planned to increase the production rate to 57 per month in 2019. The FAA and other non-U.S. civil aviation authorities will determine the timing and conditions of the 737 MAX’s return to service. At September 30, 2019, we have assumed that regulatory approval of 737 MAX return to service begins in the fourth quarter of 2019. We have further assumed a gradual increase in the production rate from 42 per month to 57 per month by late 2020, and that deliveries of 737 MAX airplanes produced during the grounding and included within inventory will be delivered over several quarters with the majority of them delivering in the first year. The resulting impacts increased estimated costs to produce aircraft included in the current accounting quantity by $3,636 million and $872 million in the nine and three months ended September 30, 2019. These increases in the costs to produce aircraft in the current accounting quantity will reduce 737 program and overall BCA segment operating margins in future quarters after deliveries resume. If the timing and conditions surrounding a return to service differ from our assumptions, it could have a material effect on our financial statements.
We recorded an earnings charge of $5,610 million, net of insurance recoveries of $500 million, in the second quarter in connection with an estimate of potential concessions and other considerations to customers for disruptions related to the 737 MAX grounding and associated delivery delays. This charge represents our current best estimate of future concessions and other considerations we expect to provide to customers. This estimate relies on the exercise of judgment by management and is significantly impacted by the assumptions described above, as well as the status of negotiations with our customers. Any delays in return to service, further disruptions to our production system, supplier claims or assertions, or changes to estimated concessions and other considerations we expect to provide to customers could have a material adverse effect on our financial position, results of operations, and/or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2018.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2019 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the third quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On March 13, 2019, the Federal Aviation Administration (FAA) issued an order to suspend operations of all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two fatal 737 MAX accidents. Non-U.S. civil aviation authorities have issued directives to the same effect. We are working closely with the relevant government authorities to support both accident investigations and are fully cooperating with other U.S. government investigations related to the accidents. Multiple legal actions have also been filed against us as a result of the accidents. While production continues on the 737 MAX, deliveries have been suspended until clearance is granted by the appropriate regulatory authorities. The grounding has reduced revenues, operating margins, and cash flows, and will continue to do so until deliveries resume and production rates increase. In connection with the effort to return the 737 MAX to service, we have developed software updates for the 737 MAX, together with an associated pilot training and supplementary education program. We continue to work with the FAA and non-U.S. civil aviation authorities to complete remaining steps toward certification and readiness for return to service, including addressing their questions on the software updates and how pilots will interact with the airplane controls and displays in different flight scenarios. The FAA and other civil aviation authorities worldwide will determine the timing and conditions of return to service in each relevant jurisdiction. Any unanticipated delays in certification and/or return to service or other liabilities associated with the accidents or grounding could have a material adverse effect on our financial position, results of operations, and/or cash flows.
On April 5, 2019, we announced plans to reduce the 737 production rate from 52 aircraft per month to 42 per month effective April 15, 2019. In addition to being unable to deliver completed aircraft until the required certifications are obtained, impacts related to the reduced production rate have increased costs to produce aircraft included in the current accounting quantity and will result in reduced 737 program and overall BCA segment operating margins when deliveries resume. If we are unable to return the 737 MAX aircraft to service in one or more jurisdictions or begin deliveries to customers in a timely manner, we would incur additional costs and/or further reduce the 737 production rate. In addition, unanticipated delays in certification and/or return to service of the 737 MAX in one or more jurisdictions could result in significant additional disruption to the 737 production system, including further reductions in the production rate and/or a temporary shutdown in 737 production, delaying efforts to restore and/or implement previously planned increases in the 737 production rate. Cash flows could also be negatively impacted through a combination of delayed payments from customers and higher costs and inventory levels. In addition, we have experienced claims and assertions from customers in connection with the grounding, and we recorded an earnings charge of $5,610, net of insurance recoveries of $500, in the second quarter in connection with an estimate of potential concessions and other considerations to customers for disruptions related to the grounding and associated delivery delays. Any such delays in return to service, further disruptions to our production system, supplier claims or assertions, or changes to estimated concessions or other considerations we expect to provide to customers could have a material adverse effect on our financial position, results of operations, and/or cash flows. The FAA and other civil aviation authorities worldwide will determine the timing and conditions of return to service in each relevant jurisdiction. However, we have assumed that regulatory approval of 737 MAX return to service begins in the fourth quarter of 2019. This assumption reflects our best estimate at this time based on factors such as the estimated duration of the certification process. In the event of unanticipated additional training requirements in one or more jurisdictions, delays in the certification process, and/or delays in return to service, we may be required to take actions with longer-term impact, such as further production rate changes, employment reductions and/or the expenditure of significant resources to support our supply chain and/or customers.
As with our other commercial aircraft programs, we have made significant estimates with respect to the 737 program regarding the number of units to be produced, the period during which those units are likely to be produced, and the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs. In addition to the estimated timing of return to service, we have made assumptions regarding outcomes of accident investigations, timing of future 737 production rate increases, timing and sequence of future deliveries, as well as outcomes of negotiations with customers. Any changes in these estimates and/or assumptions with respect to the 737 program could have a material impact on our financial position, results of operations, and/or cash flows. For additional information, see our discussion under “Management’s Discussion and Analysis-Critical Accounting Policies and Estimates-737 MAX Grounding” on page 54.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2019 thru 7/31/2019	2,431	$342.59		$17,349
8/1/2019 thru 8/31/2019	5,814	348.78		17,349
9/1/2019 thru 9/30/2019	1,288	357.89		17,349
Total	9,533	$348.43

(1)
We purchased 9,533 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to our repurchase program or in swap transactions.

(2)
On December 17, 2018, we announced a new repurchase plan for up to $20 billion of common stock, replacing the plan previously authorized in 2017. Share repurchases under this plan are currently suspended.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10	Summary of Nonemployee Director Compensation

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 23, 2019	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller