Form 10-Q
period 2020-03-31
BOEING CO
filed 2020-04-29
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 22, 2020, there were 564,325,344 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2020

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2020	2019
Sales of products	$14,191	$20,225
Sales of services	2,717	2,692
Total revenues	16,908	22,917

Cost of products	(14,713)	(16,238)
Cost of services	(2,043)	(2,389)
Boeing Capital interest expense	(12)	(18)
Total costs and expenses	(16,768)	(18,645)
	140	4,272
(Loss)/income from operating investments, net	(2)	20
General and administrative expense	(873)	(1,184)
Research and development expense, net	(672)	(866)
Gain on dispositions, net	54	108
(Loss)/earnings from operations	(1,353)	2,350
Other income, net	112	106
Interest and debt expense	(262)	(123)
(Loss)/earnings before income taxes	(1,503)	2,333
Income tax benefit/(expense)	862	(184)
Net (loss)/earnings	(641)	2,149
Less: net loss attributable to noncontrolling interest	(13)
Net (loss)/earnings attributable to Boeing Shareholders	($628)	$2,149

Basic (loss)/earnings per share	($1.11)	$3.79

Diluted (loss)/earnings per share	($1.11)	$3.75

Weighted average diluted shares (millions)	565.9	572.4
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2020	2019
Net (loss)/earnings	($641)	$2,149
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(77)	1
Unrealized gain on certain investments, net of tax of $0 and $0		1
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $77 and ($3)	(275)	11
Reclassification adjustment for losses/(gains) included in net earnings, net of tax of ($1) and $1	2	(2)
Total unrealized (loss)/gain on derivative instruments, net of tax	(273)	9
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $6 and $6	(23)	(23)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($53) and ($32)	193	118
Pension and postretirement cost related to our equity method investments, net of tax of $0 and ($2)		8
Total defined benefit pension plans and other postretirement benefits, net of tax	170	103
Other comprehensive (loss)/income, net of tax	(180)	114
Comprehensive (loss)/income, net of tax	(821)	2,263
Less: Comprehensive loss related to noncontrolling interest	(13)
Comprehensive (loss)/income attributable to Boeing Shareholders, net of tax	($808)	$2,263
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2020	December 31 2019
Assets
Cash and cash equivalents	$15,039	$9,485
Short-term and other investments	488	545
Accounts receivable, net	3,211	3,266
Unbilled receivables, net	9,365	9,043
Current portion of customer financing, net	149	162
Inventories	80,020	76,622
Other current assets, net	2,739	3,106
Total current assets	111,011	102,229
Customer financing, net	2,116	2,136
Property, plant and equipment, net of accumulated depreciation of $19,591 and $19,342	12,405	12,502
Goodwill	8,057	8,060
Acquired intangible assets, net	3,256	3,338
Deferred income taxes	678	683
Investments	1,124	1,092
Other assets, net of accumulated amortization of $611 and $580	4,428	3,585
Total assets	$143,075	$133,625
Liabilities and equity
Accounts payable	$14,963	$15,553
Accrued liabilities	21,483	22,868
Advances and progress billings	52,883	51,551
Short-term debt and current portion of long-term debt	5,173	7,340
Total current liabilities	94,502	97,312
Deferred income taxes	336	413
Accrued retiree health care	4,483	4,540
Accrued pension plan liability, net	15,962	16,276
Other long-term liabilities	3,398	3,422
Long-term debt	33,754	19,962
Total liabilities	152,435	141,925
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	6,595	6,745
Treasury stock, at cost - 447,947,807 and 449,352,405 shares	(54,842)	(54,914)
Retained earnings	49,854	50,644
Accumulated other comprehensive loss	(16,333)	(16,153)
Total shareholders’ equity	(9,665)	(8,617)
Noncontrolling interests	305	317
Total equity	(9,360)	(8,300)
Total liabilities and equity	$143,075	$133,625
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2020	2019
Cash flows – operating activities:
Net (loss)/earnings	($641)	$2,149
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	55	47
Depreciation and amortization	556	521
Investment/asset impairment charges, net	26	34
Customer financing valuation adjustments		249
Gain on dispositions, net	(54)	(108)
Other charges and credits, net	97	74
Changes in assets and liabilities –
Accounts receivable	(54)	206
Unbilled receivables	(402)	(183)
Advances and progress billings	1,337	1,857
Inventories	(2,973)	(2,725)
Other current assets	328	164
Accounts payable	(1,030)	1,624
Accrued liabilities	(583)	(919)
Income taxes receivable, payable and deferred	(892)	116
Other long-term liabilities	(69)	(281)
Pension and other postretirement plans	(179)	(188)
Customer financing, net	23	152
Other	153	(1)
Net cash (used)/provided by operating activities	(4,302)	2,788
Cash flows – investing activities:
Property, plant and equipment additions	(428)	(501)
Property, plant and equipment reductions	58	110
Acquisitions, net of cash acquired		(276)
Contributions to investments	(244)	(457)
Proceeds from investments	227	366
Other	8	(9)
Net cash used by investing activities	(379)	(767)
Cash flows – financing activities:
New borrowings	17,433	5,237
Debt repayments	(5,854)	(4,374)
Contributions from noncontrolling interests		7
Stock options exercised	21	42
Employee taxes on certain share-based payment arrangements	(162)	(233)
Common shares repurchased		(2,341)
Dividends paid	(1,158)	(1,161)
Net cash provided/(used) by financing activities	10,280	(2,823)
Effect of exchange rate changes on cash and cash equivalents, including restricted	(47)	1
Net increase/(decrease) in cash & cash equivalents, including restricted	5,552	(801)
Cash & cash equivalents, including restricted, at beginning of year	9,571	7,813
Cash & cash equivalents, including restricted, at end of period	15,123	7,012
Less restricted cash & cash equivalents, included in Investments	84	176
Cash and cash equivalents at end of period	$15,039	$6,836
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended March 31, 2020 and 2019
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2019	$5,061	$6,768	($52,348)	$55,941	($15,083)	$71	$410
Net earnings				2,149			2,149
Other comprehensive income, net of tax of ($30)					114		114
Share-based compensation and related dividend equivalents		47					47
Treasury shares issued for stock options exercised, net		(36)	77				41
Treasury shares issued for other share-based plans, net		(206)	(18)				(224)
Common shares repurchased			(2,341)				(2,341)
Changes in noncontrolling interests						36	36
Balance at March 31, 2019	$5,061	$6,573	($54,630)	$58,090	($14,969)	$107	$232

Balance at December 31, 2019	$5,061	$6,745	($54,914)	$50,644	($16,153)	$317	($8,300)
Impact of ASU 2016-13				(162)			(162)
Balance at January 1, 2020	$5,061	$6,745	($54,914)	$50,482	($16,153)	$317	($8,462)
Net loss				(628)		(13)	(641)
Other comprehensive income, net of tax of $29					(180)		(180)
Share-based compensation and related dividend equivalents		55					55
Treasury shares issued for stock options exercised, net		(16)	36				20
Treasury shares issued for other share-based plans, net		(189)	36				(153)
Changes in noncontrolling interests						1	1
Balance at March 31, 2020	$5,061	$6,595	($54,842)	$49,854	($16,333)	$305	($9,360)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2020	2019
Revenues:
Commercial Airplanes	$6,205	$11,822
Defense, Space & Security	6,042	6,587
Global Services	4,628	4,619
Boeing Capital	65	66
Unallocated items, eliminations and other	(32)	(177)
Total revenues	$16,908	$22,917
(Loss)/earnings from operations:
Commercial Airplanes	($2,068)	$1,173
Defense, Space & Security	(191)	852
Global Services	708	653
Boeing Capital	24	20
Segment operating (loss)/profit	(1,527)	2,698
Unallocated items, eliminations and other	(173)	(712)
FAS/CAS service cost adjustment	347	364
(Loss)/earnings from operations	(1,353)	2,350
Other income, net	112	106
Interest and debt expense	(262)	(123)
(Loss)/earnings before income taxes	(1,503)	2,333
Income tax benefit/(expense)	862	(184)
Net (loss)/earnings	(641)	2,149
Less: Net loss attributable to noncontrolling interest	(13)
Net (loss)/earnings attributable to Boeing Shareholders	($628)	$2,149

This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 20 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2019 Annual Report on Form 10-K. Certain amounts in prior periods have been adjusted to conform with the current year presentation.
Liquidity Matters
The global outbreak of COVID-19 coupled with the ongoing grounding of the 737 MAX airplane is having a significant adverse impact on our business and is expected to significantly reduce revenue, earnings and operating cash flow in future quarters. The aerospace industry is facing an unprecedented shock to demand for air travel which creates a tremendous challenge for our customers, our business and the entire aerospace manufacturing and services sector. We currently expect it will take 2-3 years for travel to return to 2019 levels and a few years beyond that for the industry to return to long-term trend growth. There is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels.
During the first quarter of 2020, net cash used by operating activities was $4.3 billion and we expect negative operating cash flows in future quarters until deliveries resume and ramp up. At March 31, 2020, cash and short-term investments totaled $15.5 billion. Our debt balance totaled $38.9 billion at March 31, 2020 up from $27.3 billion at December 31, 2019. The major credit rating agencies downgraded our short term and long term credit ratings during the first quarter of 2020 and there is risk for further downgrades. At March 31, 2020, debt includes $4.7 billion of commercial paper down from $6.1 billion at December 31, 2019. Commercial paper at March 31, 2020 includes $2.3 billion, $0.5 billion and $1.9 billion maturing in the second, third and fourth quarter of 2020, respectively. In the current environment, we may have limited future access to the commercial paper market. In addition, we have term notes of $350 million maturing in the fourth quarter of 2020. At March 31, 2020, trade payables included $4.5 billion payable to suppliers who have elected to participate in supply chain financing programs compared with $5.2 billion at December 31, 2019. In future quarters, access to supply chain financing could be curtailed if our credit ratings are further downgraded. At March 31, 2020 and December 31, 2019 we had $9.6 billion of unused borrowing capacity on revolving credit agreements. We anticipate that these credit lines will primarily serve as back-up liquidity to support our general corporate borrowing needs. We plan to negotiate extending it in the fourth quarter of 2020 when $3.2 billion of the $9.6 billion comes up for renewal.
We are taking a number of actions to improve liquidity. We had paused our open market share repurchase program since last year, and in March 2020 our Board of Directors terminated its prior authorization to repurchase shares of the Company’s outstanding common stock. In March 2020, we also suspended the declaration and/or payment of dividends until further notice. We have also taken actions to reduce production rates in our commercial business to reflect the COVID-19 impact on the industry. We have furloughed certain employees and recently announced a voluntary employee layoff program which we plan to implement in the second quarter of 2020. We are also planning to further reduce our workforce by the end of this year through a combination of attrition and involuntary layoffs, as necessary. We are reducing discretionary spending as well as reducing or deferring research and development and capital expenditures. We are also working with our customers and supply chain to accelerate receipts and conserve cash. For example, the United States Department of Defense has taken steps to work with its industry partners to increase liquidity in the form of increased progress payment rates and reductions in withholds among other initiatives. We are also deferring certain tax payments pursuant to the Coronavirus Aid, Relief, and Economic Security (CARES) Act.

Notwithstanding the actions described above to improve liquidity, we expect negative operating cash flows in 2020 and will need to obtain additional financing to fund our operations and obligations. The COVID-19 crisis is constraining the credit and capital markets and our ability to access credit markets may be reduced. We believe, based on an assessment of current market conditions, that there are sufficient sources of liquidity available to us that will enable us to fund our ongoing operations. Sources we are evaluating include funding options from the public and private markets, as well as from the U.S. government via the U.S. Treasury and various Federal Reserve programs. We currently plan to raise additional liquidity in the second quarter, which, together with other actions we are taking to improve liquidity, we expect will provide us with sufficient liquidity to fund our operations and obligations.
Based on our current best estimates of market demand, planned production rates, timing of cash receipts and expenditures, our ability to successfully implement actions to improve liquidity as well our ability to access additional liquidity, we believe it is probable that we will be able to fund our operations for the foreseeable future.
Standards Issued and Implemented
In the first quarter of 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), using a modified retrospective method, which resulted in the recognition of allowances for credit losses on our Condensed Consolidated Statement of Financial Position as of January 1, 2020 and a $162 cumulative-effect adjustment to retained earnings to align our credit loss methodology with the new standard. The standard replaces the incurred loss impairment methodology under Topic 310 with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and certain other financial assets. See Note 6 and 9 for additional disclosures.
In the first quarter of 2020, we also adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). See Note 3 for additional disclosures.
Significant Accounting Policies - Update
Our significant accounting policies are described in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2019. Our updated significant accounting policies described below reflect the impact of adopting Topic 326.
Allowances for losses on certain financial assets
We establish allowances for credit losses on accounts receivable, unbilled receivables, customer financing receivables, and certain other financial assets. The adequacy of these allowances are assessed quarterly through consideration of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of the receivable, expected loss rates and collateral exposures. We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon publicly available information and information obtained directly from our customers. Our rating categories are comparable to those used by major credit rating agencies.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that the accounting estimates and assumptions made by management are appropriate given the increased uncertainties surrounding the severity and duration of the impacts of the COVID-19 pandemic, however actual results could differ materially from those estimates.
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
Net cumulative catch-up adjustments to prior years' revenue and earnings, including certain reach-forward losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2020	2019
(Decrease)/increase to Revenue	($434)	$160
(Decrease)/increase to (Loss)/earnings from operations	($839)	$147
(Decrease)/increase to Diluted EPS	($0.63)	$0.24

Note 2 – Acquisitions and Joint Ventures
Strategic Partnership with Embraer
During the first quarter of 2019, we entered into definitive transaction documents with respect to a strategic partnership with Embraer S.A. (Embraer). The partnership contemplated the establishment of joint ventures that included the commercial aircraft and services operations of Embraer, of which we were expected to acquire an 80 percent ownership stake for $4,200, as well as a joint venture to promote and develop new markets for the C-390 Millennium.
The transaction documents permitted either party to terminate the proposed partnership beginning on April 24, 2020, provided that certain closing conditions were not met. Based on Embraer’s failure to satisfy required closing conditions, Boeing has exercised its contractual termination right. We would have been required to pay a termination fee of $100 had the transaction been terminated due to a failure to obtain antitrust approvals. Because the transaction was terminated due to a failure by Embraer to meet other closing conditions, we do not expect to be required to pay a termination fee in connection with the termination of the transaction. Boeing and Embraer will arbitrate their dispute over Boeing’s termination of the agreement.
Note 3 – Goodwill and Acquired Intangibles
In the first quarter of 2020, we also adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the quantitative impairment test from a two-step process to a one-step process. The quantitative test is performed by comparing the carrying value of net assets to the estimated fair value of the related operations. If the fair value is determined to be less than carrying value, the shortfall up to the carrying value of the goodwill represents the amount of goodwill impairment. The standard continues to permit a company to test goodwill for impairment by performing a qualitative assessment or using the quantitative test.
The COVID-19 pandemic was a triggering event for testing whether goodwill recorded by our Commercial Airplanes and Commercial Services reporting units is impaired. At March 31, 2020, Commercial Airplanes has $1,313 of goodwill and Commercial Services has $3,052. We performed a qualitative assessment and determined it is not more likely than not that the fair values of our Commercial Airplane and Commercial Services reporting units were less than their carrying values as of March 31, 2020. We will continue to monitor the impacts of the COVID-19 pandemic in future quarters. Changes in our forecasts or further decreases in the value of our common stock could cause book values to exceed fair values which may result in goodwill impairment charges in future periods.
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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2020	2019
Net (loss)/earnings attributable to Boeing Shareholders	($628)	$2,149
Less: earnings available to participating securities		2
Net (loss)/earnings available to common shareholders	($628)	$2,147
Basic
Basic weighted average shares outstanding	565.9	567.7
Less: participating securities	0.5	0.6
Basic weighted average common shares outstanding	565.4	567.1
Diluted
Basic weighted average shares outstanding	565.9	567.7
Dilutive potential common shares(1)		4.7
Diluted weighted average shares outstanding	565.9	572.4
Less: participating securities	0.5	0.6
Diluted weighted average common shares outstanding	565.4	571.8
Net (loss)/earnings per share:
Basic	($1.11)	$3.79
Diluted	(1.11)	3.75

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
As a result of incurring a net loss for the three months ended March 31, 2020, potential common shares of 2.3 million were excluded from diluted loss per share because the effect would have been antidilutive. In addition, the following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted (loss)/earnings per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2020	2019
Performance awards	6.7	2.6
Performance-based restricted stock units	1.4	0.5

Note 5 – Income Taxes
Our effective income tax rates were 57.4% and 7.9% for the three months ended March 31, 2020 and 2019. The 2020 tax rate includes tax benefits from the CARES Act enacted on March 27, 2020 due to the Act's five year net operating loss carry back provision while the 2019 tax rate reflects tax benefits associated with intangible income derived from serving non-U.S. markets. The carry back provisions enable us to benefit from certain losses and re-measure certain deferred tax assets and liabilities at the former federal tax rate of 35%. The tax rates in 2020 and 2019 also reflect research and development tax credits and excess tax benefits related to share-based payments.
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
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months unrecognized tax benefits related to federal matters under audit may decrease by up to $705 based on current estimates.
Note 6 - Allowances for Losses on Financial Assets

Upon adoption of ASU 2016-13, we recorded a $162 cumulative-effect adjustment to retained earnings to increase our allowances for credit losses, resulting in a balance of $337 as of January 1, 2020. The change in allowances for expected credit losses for the three months ended March 31, 2020 consisted of the following:

	Accounts receivable, net	Unbilled receivables, net	Other Current Assets, net	Customer financing, net	Other Assets, net	Total
Balance at January 1, 2020	($138)	($81)	($38)	($5)	($75)	($337)
Changes in estimates	(29)	1	(10)			(38)
Write-offs	1					1
Balance at March 31, 2020	($166)	($80)	($48)	($5)	($75)	($374)

Note 7 – Inventories
Inventories consisted of the following:

	March 31 2020	December 31 2019
Long-term contracts in progress	$990	$1,187
Commercial aircraft programs	68,719	66,016
Commercial spare parts, used aircraft, general stock materials and other	10,311	9,419
Total	$80,020	$76,622

Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $176 at March 31, 2020 and December 31, 2019. See indemnifications to ULA in Note 12.
Included in inventories are capitalized precontract costs of $751 at March 31, 2020 and $711 at December 31, 2019 primarily related to the KC-46A Tanker and Commercial Crew. See Note 11.

Commercial Aircraft Programs
At March 31, 2020 and December 31, 2019, commercial aircraft programs inventory included $809 and $1,313 of deferred production costs and $556 and $521 of unamortized tooling and other non-recurring costs related to the 737 program. At March 31, 2020, $1,359 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $6 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At March 31, 2020 and December 31, 2019, commercial aircraft programs inventory included the following amounts related to the 777X program: $6,292 and $5,628 of work in process and $3,053 and $2,914 of unamortized tooling and other non-recurring costs.
At March 31, 2020 and December 31, 2019, commercial aircraft programs inventory included the following amounts related to the 787 program: $25,326 and $24,772 of work in process (including deferred production costs of $16,841 and $18,716), $2,067 and $2,202 of supplier advances, and $1,949 and $2,092 of unamortized tooling and other non-recurring costs. At March 31, 2020, $16,000 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $2,790 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,993 and $2,863 at March 31, 2020 and December 31, 2019.
Note 8 – Contracts with Customers
Unbilled receivables increased from $9,043 at December 31, 2019 to $9,365 at March 31, 2020, primarily driven by revenue recognized at Defense, Space & Security (BDS) and Global Services (BGS) in excess of billings.
Advances and progress billings increased from $51,551 at December 31, 2019 to $52,883 at March 31, 2020, primarily driven by advances on orders received in excess of revenue recognized at Commercial Airplanes (BCA), BDS and BGS.
Revenues recognized during the three months ended March 31, 2020 and 2019 from amounts recorded as Advances and progress billings at the beginning of each year were $3,790 and $5,897.
Certain commercial airplane customers are experiencing liquidity issues and seeking additional capital given the negative effect of COVID-19 on the commercial airline industry. Should these customers fail to address their liquidity issues, accounts receivable, unbilled receivables and certain inventory could become impaired. In addition, we would have to remove contracts related to these customers from backlog and remarket any undelivered aircraft.

Note 9 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	March 31 2020	December 31 2019
Financing receivables:
Investment in sales-type/finance leases	$1,002	$1,029
Notes	452	443
Total financing receivables	1,454	1,472
Operating lease equipment, at cost, less accumulated depreciation of $231 and $235	816	834
Gross customer financing	2,270	2,306
Less allowance for losses on receivables	(5)	(8)
Total	$2,265	$2,298

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
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At March 31, 2020 and December 31, 2019, we individually evaluated for impairment customer financing receivables of $412 and $400, of which $399 and $388 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
We determine a receivable is past due when cash has not been received upon the due date specified in the contract. Customer financing receivables past due as of March 31, 2020 is $18.
We evaluate the collectability of customer financing receivables at commencement and on a recurring basis. If a customer financing receivable is deemed uncollectable, the customer is categorized as non-accrual status. When a customer is in non-accrual status at commencement, revenue is deferred until substantially all cash has been received or the customer is removed from non-accrual status. If a customer status changes to non-accrual after commencement and sufficient collateral is available, we recognize contractual interest income as payments are received to the extent payments exceed past due principal payments. If there is not sufficient collateral, then revenue is not recognized until payments exceed the principal balance. Receivables in non-accrual status as of March 31, 2020 and December 31, 2019 were $399 and $388. Interest income received as of March 31, 2020 was insignificant.
The adequacy of the allowance for losses is assessed quarterly. Four primary factors influencing the level of our allowance for losses on customer financing receivables are customer credit ratings, default rates, expected loss rate and collateral values, which may be adversely affected by impacts that COVID-19 has on our customers. We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon publicly available information and information obtained directly from our customers. Our rating categories are comparable to those used by the major credit rating agencies.

Our financing receivable balances at March 31, 2020 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2019	2018	2017	2016	Prior	Total
BBB						$449	$449
BB	$33	$53	$17			156	259
B		38		$106		188	332
CCC		1		205	$194	14	414
Total carrying value of financing receivables	$33	$92	$17	$311	$194	$807	$1,454

At March 31, 2020, our allowance related to receivables with ratings of B, BB, and BBB. We applied default rates that averaged 13.9%, 3.2%, and 0.3%, respectively, to the exposure associated with those receivables.
Customer Financing Exposure
Customer financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and overall market conditions and may be subject to reduced valuation with market decline. Collateral values may be adversely impacted by COVID-19. Declines in collateral values could result in asset impairments, reduced finance lease income, and an increase in the allowance for losses. Our customer financing collateral is concentrated in out-of-production aircraft and 747-8 aircraft. Generally, out-of-production aircraft have experienced greater collateral value declines than in-production aircraft.
The majority of customer financing carrying values are concentrated in the following aircraft models:

	March 31 2020	December 31 2019
717 Aircraft ($118 and $124 accounted for as operating leases)	$708	$736
747-8 Aircraft ($130 and $130 accounted for as operating leases)	489	475
737 Aircraft ($236 and $240 accounted for as operating leases)	258	263
777 Aircraft ($233 and $236 accounted for as operating leases)	235	240
MD-80 Aircraft (accounted for as sales-type finance leases)	188	186
757 Aircraft ($21 and $22 accounted for as operating leases)	177	182
747-400 Aircraft ($29 and $31 accounted for as operating leases)	84	90

Lease income recorded in Revenue on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 included $15 and $16 from sales-type/finance leases, and $31 and $36 from operating leases, of which $1 and $3 related to variable operating lease payments.

Note 10 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2020	December 31 2019
Equity method investments (1)	$1,062	$1,031
Time deposits	173	50
Available for sale debt instruments	226	405
Equity and other investments	67	65
Restricted cash & cash equivalents(2)	84	86
Total	$1,612	$1,637

(1)	Dividends received were $33 and $63 for the three months ended March 31, 2020 and 2019.

(2)	Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Allowance for losses on available for sale debt instruments are assessed quarterly. All instruments are considered investment grade and, as such, we have not recognized an allowance for credit losses as of March 31, 2020.
Note 11 – Commitments and Contingencies
737 MAX Grounding
On March 13, 2019, the Federal Aviation Administration (FAA) issued an order to suspend operations of all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two fatal 737 MAX accidents. Non-U.S. civil aviation authorities have issued directives to the same effect. Deliveries of the 737 MAX have been suspended until clearance is granted by the appropriate regulatory authorities. In addition, multiple legal actions have been filed against us as a result of the accidents. We also are fully cooperating with U.S. government investigations related to the accidents and the 737 MAX program, including investigations by the U.S. Department of Justice and the Securities and Exchange Commission, the outcome of which may be material. We cannot reasonably estimate a range of loss, if any, not covered by available insurance that may result given the current status of the lawsuits, investigations and inquiries related to the 737 MAX.
We have developed software and pilot training updates for the 737 MAX and continue to work with the FAA and non-U.S. civil aviation authorities to complete remaining steps toward certification and readiness for return to service including addressing their questions on the software updates and how pilots will interact with the airplane controls and displays in different flight scenarios. As we complete rigorous software reviews and thorough testing procedures, we have identified and are now implementing additional updates to further improve overall system safety. We have assumed that computer and simulator training will be required and as a result, we have provisioned for certain training costs.
Prior to the grounding, the 737 production rate was 52 per month, and we had planned to increase the rate to 57 per month during 2019. Beginning in the second quarter of 2019, we reduced the production rate to 42 per month. We continued to produce at a rate of 42 per month through December 2019. We temporarily suspended 737 MAX production beginning in January 2020. During the first quarter of 2020, we completed airplanes that were already in process at the end of the fourth quarter of 2019 and have approximately 450 airplanes in inventory as of March 31, 2020.
In March 2020, we announced a temporary suspension of production operations in the Puget Sound area as a result of the COVID-19 crisis. Production operations resumed during the week of April 20, 2020 and the 737 team resumed working toward restarting production. We expect COVID-19 to reduce demand and have lowered production and delivery rate assumptions as described below.

We have assumed that we will resume 737 MAX aircraft production during the second quarter of 2020 as timing and conditions of return to service and COVID-19 impacts are better understood. We expect to gradually increase the production rate to 31 during 2021 and expect further gradual increases to correspond with market demand. We have assumed that the timing of regulatory approvals will enable 737 MAX deliveries to resume during the third quarter of 2020. We have also assumed that the majority of 737 MAX airplanes produced during the grounding and included within inventory will be delivered during the first year after the resumption of deliveries, although at a slower pace than our previous assumptions due to COVID-19. The slower production and delivery rate ramp-ups reflect commercial airline industry uncertainty due to the impact of COVID-19.
During 2019, the cumulative impacts of changes to assumptions regarding timing of return to service and timing of planned production rates and deliveries increased the estimated costs to produce and deliver the 3,100 undelivered aircraft then included in the accounting quantity by approximately $6.3 billion. These costs will result in lower 737 margins in future periods after deliveries resume. There were no significant changes to these estimates related to MAX regulatory approvals assumptions in 2020.
During the first quarter of 2020, we reduced the number of aircraft included in the accounting quantity by 400 units as a result of reductions to planned production rates due to COVID-19 driven market uncertainties. The COVID-19 related reductions to planned production rates will result in additional costs to produce and deliver undelivered aircraft and will further reduce margins after deliveries resume. In addition, abnormally low production rates will extend for a longer period once production resumes due to COVID-19 impacts and is expected to result in approximately $1 billion of additional abnormal production costs that will be expensed as incurred. During the first quarter of 2020, we expensed $797 of the approximately $5 billion of abnormal production costs we now expect to incur over approximately two years.
We have also recorded additional expenses of $61 as a result of the 737 MAX grounding in the first quarter of 2020. These expenses include costs related to storage, pilot training and software updates.
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during 2020.

2020
Beginning balance – January 1	$7,389
Reductions for payments made	(671)
Reductions for concessions and other in-kind considerations	(2)
Changes in estimates	(30)
Ending balance – March 31	$6,686

We are working with our customers to minimize the impact to their operations from grounded and undelivered aircraft. We continue to reassess the liability for estimated potential concessions and other considerations to customers on a quarterly basis. This reassessment includes updating estimates to reflect revisions to return to service, delivery and production rate assumptions driven by timing of regulatory approvals, as well as latest information based on engagements with 737 MAX customers. The liability represents our current best estimate of future concessions and other considerations to customers, and is necessarily based on a series of assumptions.
The FAA and other non-U.S. civil aviation authorities will determine the timing and conditions of return to service. Our assumptions reflect our current best estimate, but actual timing and conditions of return to service and resumption of deliveries could differ from this estimate, the effect of which could be material. We are unable at this time to reasonably estimate potential future additional financial impacts or a range of loss, if any, due to continued uncertainties related to the timing and conditions of return to service, uncertainties related to the impacts of COVID-19 on our operations, supply chain and customers, future changes to the production rate, supply chain impacts, and/or the results of negotiations with particular customers. Any such impacts, including any changes in our estimates, could have a material adverse effect on our financial position, results of operations, and/or cash flows. For example, we expect that, in the event that we are unable to resume aircraft deliveries consistent with our assumptions, the continued absence of revenue, earnings, and cash flows associated with 737 MAX deliveries would continue to have a material impact on our operating results. In the event that future production rate increases occur at a slower rate or take longer than we are currently assuming, we expect that the growth in inventory and other cash flow impacts associated with production would decrease. However, while any prolonged production suspension or delays in planned production rate increases could mitigate the impact on our liquidity, it could significantly increase the overall expected costs to produce aircraft included in the accounting quantity, which would reduce 737 program margins and/or increase abnormal production costs in the future.
Environmental
The following table summarizes environmental remediation activity during the three months ended March 31, 2020 and 2019.

	2020	2019
Beginning balance – January 1	$570	$555
Reductions for payments made	(9)	(11)
Changes in estimates	7	4
Ending balance – March 31	$568	$548

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2020 and December 31, 2019, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,077.
Product Warranties
The following table summarizes product warranty activity recorded during the three months ended March 31, 2020 and 2019.

	2020	2019
Beginning balance – January 1	$1,267	$1,127
Additions for current year deliveries	23	50
Reductions for payments made	(82)	(8)
Changes in estimates	341	(60)
Ending balance – March 31	$1,549	$1,109

The increase in the product warranty reserve during the three months ended March 31, 2020 is primarily driven by charges related to “pickle forks”. During 2019, we detected cracks in the "pickle forks", a frame fitting component of the structure connecting the wings to the fuselages of 737NG aircraft. We notified the FAA, which issued a directive requiring that certain 737NG airplanes be inspected. We have estimated the number of aircraft that will have to be repaired in the future and provisioned for the estimated costs of completing the repairs. We recognized charges of $135 in 2019 for current and projected future aircraft repairs. During the first quarter of 2020, we recognized additional charges of $336 based on revised engineering and fleet utilization estimates as well as updated repair cost estimates. We cannot estimate a range of reasonably possible losses, if any, in excess of amounts recognized due to the ongoing nature of the inspections and repairs and pending the completion of investigations into the cause of the condition.

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
Trade-in commitment agreements at March 31, 2020 have expiration dates from 2020 through 2026. At March 31, 2020 and December 31, 2019 total contractual trade-in commitments were $1,230 and $1,407. As of March 31, 2020 and December 31, 2019, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $673 and $711 and the fair value of the related trade-in aircraft was $639 and $678.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $13,176 and $13,377 as of March 31, 2020 and December 31, 2019. The estimated earliest potential funding dates for these commitments as of March 31, 2020 are as follows:

Total
April through December 2020	$3,366
2021	2,737
2022	852
2023	1,951
2024	1,174
Thereafter	3,096
$13,176

As of March 31, 2020, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Funding Commitments
We have commitments to make additional capital contributions of $243 to joint ventures over the next seven years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,092 and $3,769 as of March 31, 2020 and December 31, 2019.
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2019 raised the Budget Control Act limits on federal discretionary defense and non-defense spending for fiscal years 2020 and 2021 (FY20 and FY21), reducing budget uncertainty and the risk of sequestration. The consolidated appropriations acts for FY20, enacted in December 2019, provided FY20 appropriations for government departments and agencies, including the United States Department of

Defense (U.S. DoD), the National Aeronautics and Space Administration (NASA) and the FAA. In February 2020, the U.S. administration submitted its request for $740.5 billion in base national defense spending for FY21, congruent with the amended spending limit.
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

BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, KC-46A Tanker, T-7A Red Hawk, VC-25B, MQ-25, and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, we have recorded a reach-forward loss of $827 on KC-46A Tanker in the first quarter of 2020. The KC-46A Tanker reach-forward loss reflects $551 of costs associated with the agreement signed in April 2020 with the U.S. Air Force to develop and integrate a new Remote Vision System, and the remaining costs reflect productivity inefficiencies and COVID-19 related factory disruption. Moreover, our fixed-price development programs remain subject to additional reach-forward losses if we experience further production, technical or quality issues, schedule delays, or increased costs.
KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract and involves highly complex designs and systems integration. Since 2016, the USAF has authorized five low rate initial production (LRIP) lots for a total of 67 aircraft. The EMD contract and authorized LRIP lots are valued at approximately $15 billion.
At March 31, 2020, we had approximately $338 of capitalized precontract costs and $373 of potential termination liabilities to suppliers.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2020	December 31 2019	March 31 2020	December 31 2019	March 31 2020	December 31 2019
Contingent repurchase commitments	$1,570	$1,570	$1,570	$1,570
Indemnifications to ULA:
Contributed Delta inventory	30	30
Inventory supply agreement	34	34
Questioned costs		317				$48
Credit guarantees	478	92	33	36	$23	16

Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA During the first quarter of 2020, the USAF and ULA reached a settlement regarding previously questioned deferred support and deferred production costs. As part of the settlement the USAF agreed to reimburse ULA for $307 of those costs. The settlement substantially retires our indemnification risks to ULA.
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
Credit Guarantees We have issued credit guarantees where we are obligated to make payments to a guaranteed party in the event that the original lessee or debtor does not make payments or perform certain specified services. Generally, these guarantees have been extended on behalf of guaranteed parties with less than investment-grade credit, some of which are collateralized by certain assets. We record a liability for the fair value of guarantees and the expected contingent loss amount, which is reviewed quarterly. Current outstanding credit guarantees expire through 2036.

Note 13 – Debt
In the first quarter of 2020, we entered into a $13,825, two-year delayed draw term loan credit agreement (delayed draw term loan facility), which includes additional commitments made subsequent to the initial closing date. As of March 31, 2020, we have fully drawn on the $13,825 delayed draw term loan facility, with February 6, 2022 as the final maturity date. Borrowings outstanding bear interest at the Eurodollar rate (determined in accordance with the delayed draw term loan facility agreement) plus between 0.75% and 1.25%, depending on our credit rating.
Note 14 – Postretirement Plans
The components of net periodic benefit (income)/cost for the three months ended March 31 were as follows:

	Pension		Postretirement
	2020	2019	2020	2019
Service cost		$1	$21	$19
Interest cost	$614	731	36	49
Expected return on plan assets	(939)	(965)	(2)	(2)
Amortization of prior service credits	(20)	(20)	(9)	(9)
Recognized net actuarial loss/(gain)	258	161	(12)	(11)
Net periodic benefit (income)/cost	($87)	($92)	$34	$46

Net periodic benefit cost included in (Loss)/earnings from operations		$78	$21	$22
Net periodic benefit (income)/cost included in Other income, net	($87)	(93)	13	27
Net periodic benefit (income)/cost included in (Loss)/earnings before income taxes	($87)	($15)	$34	$49

Note 15 – Share-Based Compensation and Other Compensation Arrangements
Restricted Stock Units
On February 24, 2020, we granted to our executives 325,108 restricted stock units (RSUs) as part of our long-term incentive program with a grant date fair value of $319.04 per unit. The RSUs granted under this program will vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date.
Performance-Based Restricted Stock Units
On February 24, 2020, we granted to our executives 290,202 performance-based restricted stock units (PBRSUs) as part of our long-term incentive program with a grant date fair value of $357.38 per unit. Compensation expense for the award is recognized over the three-year performance period based upon the grant date fair value estimated using a Monte-Carlo simulation model. The model used the following assumptions: expected volatility of 27.04% based upon historical stock volatility, a risk-free interest rate of 1.21%, and no expected dividend yield because the units earn dividend equivalents.
Performance Awards
On February 28, 2020, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2022. At March 31, 2020, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $311.

Note 16 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the three months ended March 31, 2020 and 2019 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2019	($101)		($62)	($14,920)		($15,083)
Other comprehensive (loss)/income before reclassifications	1	1	11	8		21
Amounts reclassified from AOCI			(2)	95	(2)	93
Net current period Other comprehensive (loss)/income	1	1	9	103		114
Balance at March 31, 2019	($100)	$1	($53)	($14,817)		($14,969)

Balance at January 1, 2020	($128)	$1	($84)	($15,942)		($16,153)
Other comprehensive (loss)/income before reclassifications	(77)		(275)			(352)
Amounts reclassified from AOCI			2	170	(2)	172
Net current period Other comprehensive (loss)/income	(77)		(273)	170		(180)
Balance at March 31, 2020	($205)	$1	($357)	($15,772)		($16,333)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the three months ended March 31, 2020 and 2019 totaling $193 and $118 (net of tax of ($53) and ($32)). These are included in the net periodic pension cost.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2020	December 31 2019	March 31 2020	December 31 2019	March 31 2020	December 31 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3,399	$2,590	$5	$29	($285)	($60)
Commodity contracts	503	645	2	4	(163)	(72)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	181	285	4	1	(2)	(6)
Commodity contracts	583	1,644
Total derivatives	$4,666	$5,164	$11	$34	($450)	($138)
Netting arrangements			(9)	(20)	9	20
Net recorded balance			$2	$14	($441)	($118)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Three months ended March 31
	2020	2019
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($197)	$22
Commodity contracts	(78)	(11)

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Three months ended March 31
	2020	2019
Foreign exchange contracts
Revenues	($1)	$5
Costs and expenses	(1)	(5)
General and administrative		1
Commodity contracts
Costs and expenses	(1)	1
General and administrative expense		1

Gains related to undesignated derivatives on foreign exchange cash flow hedging transactions recognized in Other income, net were $5 and $2 for the three months ended March 31, 2020 and 2019.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $42 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2020 was $111. At March 31, 2020, there was no collateral posted related to our derivatives.
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

	March 31, 2020			December 31, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$3,658	$3,658		$2,562	$2,562
Available-for-sale debt investments:
Commercial paper	67		$67	108		$108
Corporate notes	159		159	242		242
U.S. government agencies				55	55
Other equity investments	35	35		33	33
Derivatives	2		2	14		14
Total assets	$3,921	$3,693	$228	$3,014	$2,650	$364
Liabilities
Derivatives	($441)		($441)	($118)		($118)
Total liabilities	($441)		($441)	($118)		($118)

Money market funds, available-for-sale debt investments and equity securities are valued using a market approach based on the quoted market prices or broker/dealer quotes of identical or comparable instruments.

Derivatives include foreign currency and commodity contracts. Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the present value of the commodity index prices less the contract rate multiplied by the notional amount.
Investments and Property, plant and equipment have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). These assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2020		2019
	Fair Value	Total Losses	Fair Value	Total Losses
Investments	$52	($21)	$90	($33)
Property, plant and equipment	36	(5)	43	(1)
Total	$88	($26)	$133	($34)

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2020
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$452	$428		$428
Liabilities
Debt, excluding commercial paper and capital lease obligations	(34,010)	(32,796)		(32,759)	($37)

	December 31, 2019
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$443	$444		$444
Liabilities
Debt, excluding capital lease obligations and commercial paper	(20,964)	(23,119)		(23,081)	($38)

The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2020 and December 31, 2019. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 19 – Legal Proceedings
Various legal proceedings, claims and investigations related to products, contracts, employment and other matters are pending against us.
In addition, we are subject to various U.S. government inquiries and investigations from which civil, criminal or administrative proceedings could result or have resulted in the past. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. Except as described below, we believe, based upon current information, that the outcome of any such legal proceeding, claim, or government dispute and investigation will not have a material effect on our financial position, results of operations, or cash flows. Where it is reasonably possible that we will incur losses in excess of recorded amounts in connection with any of the matters set forth below, we will disclose either the amount or range of reasonably possible losses in excess of such amounts or, where no such amount or range can be reasonably estimated, the reasons why no such estimate can be made.
Multiple legal actions have been filed against us as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. Further, we are subject to, and cooperating with, ongoing governmental and regulatory investigations and inquiries relating to the accidents and the 737 MAX, including investigations by the U.S. Department of Justice and the Securities and Exchange Commission, the outcome of which may be material. We cannot reasonably estimate a range of loss, if any, not covered by available insurance that may result given the current status of the lawsuits, investigations, and inquiries related to the 737 MAX.
Note 20 – Segment and Revenue Information
Effective at the beginning of 2020, certain programs were realigned between our Defense, Space & Security segment and Unallocated items, eliminations and other. Business segment data for 2019 has been adjusted to reflect the realignment.
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
BCA revenues by customer location consist of the following:

(Dollars in millions)	Three months ended March 31
	2020	2019
Revenue from contracts with customers:
Europe	$1,970	$1,661
Asia	1,159	3,174
Middle East	549	1,110
Other	311	1,538
Total non-U.S. revenues	3,989	7,483
United States	2,174	4,170
Estimated potential concessions and other considerations to 737 MAX customers, net	30
Total revenues from contracts with customers	6,193	11,653
Intersegment revenues eliminated on consolidation	12	169
Total segment revenues	$6,205	$11,822

Revenue recognized on fixed-price contracts	100%	100%

Revenue recognized at a point in time	100%	100%

BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Three months ended March 31
	2020	2019
Revenue from contracts with customers:
U.S. customers	$4,316	$4,883
Non U.S. customers(1)	1,726	1,704
Total segment revenue from contracts with customers	$6,042	$6,587

Revenue recognized over time	99%	98%

Revenue recognized on fixed-price contracts	67%	69%

Revenue from the U.S. government(1)	89%	88%

(1)	Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

(Dollars in millions)	Three months ended March 31
	2020	2019
Revenue from contracts with customers:
Commercial	$2,523	$2,585
Government	2,033	1,997
Total revenues from contracts with customers	4,556	4,582
Intersegment revenues eliminated on consolidation	72	37
Total segment revenues	$4,628	$4,619

Revenue recognized at a point in time	55%	57%

Revenue recognized on fixed-price contracts	89%	89%

Revenue from the U.S. government(1)	35%	33%

(1)	Includes revenues earned from foreign military sales through the U.S. government.
Backlog
Our total backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our backlog at March 31, 2020 was $438,594. We expect approximately 30% to be converted to revenue through 2021 and approximately 72% through 2024, with the remainder thereafter. The future periods when backlog is expected to convert to revenue could be impacted if the timing of aircraft deliveries is adjusted due to COVID-19 impacts.

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

	Three months ended March 31
	2020	2019
Share-based plans	($18)	($14)
Deferred compensation	193	(102)
Amortization of previously capitalized interest	(23)	(24)
Research and development expense, net	(54)	(78)
Customer financing impairment		(250)
Eliminations and other unallocated items	(271)	(244)
Unallocated items, eliminations and other	($173)	($712)

Pension FAS/CAS service cost adjustment	$255	$274
Postretirement FAS/CAS service cost adjustment	92	90
FAS/CAS service cost adjustment	$347	$364

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
Assets
Segment assets are summarized in the table below:

	March 31 2020	December 31 2019
Commercial Airplanes	$76,898	$73,995
Defense, Space & Security	15,789	15,757
Global Services	19,043	18,605
Boeing Capital	2,228	2,269
Unallocated items, eliminations and other	29,117	22,999
Total	$143,075	$133,625

Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets managed centrally on behalf of the four principle business segments and intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2020, the related condensed consolidated statements of operations, comprehensive income, cash flows, and equity for the three months ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for the year then ended (not presented herein); and in our report dated January 31, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
April 29, 2020

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

(1)
the COVID-19 pandemic and related government actions, including with respect to our operations and access to suppliers, our liquidity and access to funding, the health of our customers and suppliers, and future demand for our products and services;

(2)
the 737 MAX, including the timing and conditions of 737 MAX regulatory approvals, delays in the resumption of production, lower than planned production rates and/or delivery rates, and increased considerations to customers and suppliers;

(3)	general conditions in the economy and our industry, including those due to regulatory changes;

(4)	our reliance on our commercial airline customers;

(5)
the overall health of our aircraft production system, planned commercial aircraft production rate changes, our commercial development and derivative aircraft programs, and our aircraft being subject to stringent performance and reliability standards;

(6)	changing budget and appropriation levels and acquisition priorities of the U.S. government;

(7)	our dependence on U.S. government contracts;

(8)	our reliance on fixed-price contracts;

(9)	our reliance on cost-type contracts;

(10)	uncertainties concerning contracts that include in-orbit incentive payments;

(11)	our dependence on our subcontractors and suppliers as well as the availability of raw materials;

(12)	changes in accounting estimates;

(13)	changes in the competitive landscape in our markets;

(14)	our non-U.S. operations, including sales to non-U.S. customers;

(15)	threats to the security of our or our customers' information;

(16)	potential adverse developments in new or pending litigation and/or government investigations;

(17)	customer and aircraft concentration in our customer financing portfolio;

(18)	changes in our ability to obtain debt on commercially reasonable terms and at competitive rates;

(19)	realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures;

(20)	the adequacy of our insurance coverage to cover significant risk exposures;

(21)	potential business disruptions, including those related to physical security threats, information technology or cyber attacks, epidemics, sanctions or natural disasters;

(22)	work stoppages or other labor disruptions;

(23)	substantial pension and other postretirement benefit obligations; and

(24)	potential environmental liabilities.

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
The global outbreak of COVID-19 coupled with the ongoing grounding of the 737 MAX airplane is having a significant adverse impact on our business and is expected to significantly reduce revenue, earnings and operating cash flow in future quarters. It is also having a significant impact on our liquidity - see Liquidity Matters in Note 1 to our Condensed Consolidated Financial Statements.
The aerospace industry is facing an unprecedented shock to demand for air travel which creates a tremendous challenge for our customers, our business and the entire aerospace manufacturing and services sector. The latest IATA forecast projects full-year passenger traffic to be down 48% this year compared to 2019 as global economic activity slows down due to COVID-19 and governments severely restrict travel to contain the spread of the virus.
Our customers are taking actions to adjust to these new market realities and preserve liquidity. This comes in many forms such as deferrals of advance payments, deferrals of deliveries, reduced spending on services, and, in some cases, cancellations. We face a challenging environment in the near to medium term as airlines adjust to reduced traffic which in turn will lower demand for commercial aerospace products and services. It could also affect the financial viability of some airlines.
While the long term outlook for the aerospace industry remains positive due the fundamental drivers of air travel demand, we currently expect it will take 2-3 years for travel to return to 2019 levels and a few years beyond that for the industry to return to long-term trend growth. To balance the supply and demand given the COVID-19 shock and to preserve our long-term potential and competitiveness, we have decided to reduce the production rates of several of our Commercial Airplanes (BCA) programs. These rate decisions are based on our current assessment of the demand environment. There is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. We will closely monitor the key factors that affect backlog and future demand including customers’ evolving fleet plans, the widebody replacement cycle and the cargo market. We will maintain a disciplined rate management process, and make adjustments as appropriate in the future.
At Global Services (BGS), we are seeing a direct impact on our commercial supply chain business as fewer flights result in a decreased demand for our parts and logistics offerings. Additionally, our commercial customers are curtailing discretionary spending, such as modifications and upgrades and focusing on required maintenance. Similar to commercial airplanes, we expect a multi-year recovery period for the commercial services business. The demand outlook for our government services business, which in 2019 accounted for just under half of BGS revenue, remains stable.
At Defense, Space & Security (BDS), we continue to see a healthy market with solid demand for our major platforms and programs both domestically and internationally. Despite some near-term production impacts associated with our temporary suspension of operations at various locations, our portfolio of programs and technologies remains well aligned to our customers’ missions and well positioned to address their current needs.
In March and April of 2020, we temporarily suspended operations at multiple locations including the Puget Sound area, South Carolina and Philadelphia. Operations in Puget Sound and Philadelphia resumed during the week of April 20, while operations in South Carolina are scheduled to resume beginning on May 3. For operations that remain open, we have implemented procedures to promote employee safety including more frequent and enhanced cleaning and adjusted schedules and work flows to support physical distancing. These actions will result in increased operating costs. In addition, a number of our suppliers have suspended or otherwise reduced their operations, and we are experiencing some supply chain shortages. Our suppliers are also experiencing liquidity pressures and disruptions to their operations as a result of COVID-19. We also have large numbers of employees working from home. These measures and disruptions have reduced overall productivity and adversely impacted our financial position, results of operations, and cash flows in the first quarter of 2020. We expect further adverse impacts in future quarters.
Earnings From Operations and Core Operating Earnings (Non-GAAP) The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2020	2019
Revenues	$16,908	$22,917

GAAP
(Loss)/earnings from operations	($1,353)	$2,350
Operating margins	(8.0)%	10.3%
Effective income tax rate	57.4%	7.9%
Net (loss)/earnings attributable to Boeing Shareholders	($628)	$2,149
Diluted (loss)/earnings per share	($1.11)	$3.75

Non-GAAP (1)
Core operating (loss)/earnings	($1,700)	$1,986
Core operating margins	(10.1%)	8.7%
Core (loss)/earnings per share	($1.70)	$3.16

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 48 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2020	2019
Commercial Airplanes	$6,205	$11,822
Defense, Space & Security	6,042	6,587
Global Services	4,628	4,619
Boeing Capital	65	66
Unallocated items, eliminations and other	(32)	(177)
Total	$16,908	$22,917
Revenues for the three months ended March 31, 2020 decreased by $6,009 million compared with the same period in 2019 due to lower revenues at BCA and BDS. Revenues for each of our segments have been adversely impacted by COVID-19. BCA revenues decreased by $5,617 million driven by lower deliveries due to the 737 MAX grounding as well as the impacts of COVID-19. BDS revenues decreased by $545 million primarily due to the unfavorable impact of cumulative contract catch-up adjustments for KC-46A Tanker. The changes in Unallocated items, eliminations and other primarily reflect the timing of eliminations for intercompany aircraft deliveries. We expect the impacts of the COVID-19 pandemic to continue to significantly impact revenues in future quarters until the commercial airline industry recovers.

Earnings From Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Three months ended March 31
	2020	2019
Commercial Airplanes	($2,068)	$1,173
Defense, Space & Security	(191)	852
Global Services	708	653
Boeing Capital	24	20
Segment operating (loss)/profit	(1,527)	2,698
Pension FAS/CAS service cost adjustment	255	274
Postretirement FAS/CAS service cost adjustment	92	90
Unallocated items, eliminations and other	(173)	(712)
Loss/earnings from operations (GAAP)	($1,353)	$2,350
FAS/CAS service cost adjustment *	(347)	(364)
Core operating (loss)/earnings (Non-GAAP) **	($1,700)	$1,986

*	The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.

**	Core operating (loss)/earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See page 48.
Loss from operations for the three months ended March 31, 2020 was $1,353 million compared with earnings from operations of $2,350 million. The decrease of $3,703 million is primarily due to lower earnings at BCA and BDS. Earnings for each of our segments have been adversely impacted by COVID-19. BCA earnings from operations decreased by $3,241 million due to lower deliveries resulting from the 737 MAX grounding and lower wide-body deliveries resulting from COVID-19 impacts as compared to the same period in 2019. We incurred period expense of $797 million of abnormal production costs from the temporary suspension of 737 MAX production, $137 million of abnormal production costs from the temporary suspension of Puget Sound production in response to COVID-19, and a $336 million charge related to 737NG frame fitting component repair costs. Lower 787 margins reflecting a reduction in the accounting quantity and lower production rates also contributed to lower earnings. BDS decreased by $1,043 million, primarily due to a charge on the KC-46A Tanker of $827 million and a charge on VC-25B of $168 million. For discussion regarding BDS Fixed-Price Development Contracts see Note 11 to our Condensed Consolidated Financial Statements. We expect the impacts of the COVID-19 pandemic to continue to reduce earnings in future quarters until the commercial airline industry recovers.
Core operating earnings for the three months ended March 31, 2020 decreased by $3,686 million compared with the same periods in 2019 primarily due to losses from operations at BCA and BDS as described above.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2020	2019
Share-based plans	($18)	($14)
Deferred compensation	193	(102)
Amortization of previously capitalized interest	(23)	(24)
Research and development expense, net	(54)	(78)
Customer financing impairment		(250)
Eliminations and other unallocated items	(271)	(244)
Unallocated items, eliminations and other	($173)	($712)
Deferred compensation expense decreased by $295 million for the three months ended March 31, 2020 compared with the same period in 2019 primarily driven by changes in our stock price and broad market conditions.
Research and development expense decreased by $24 million for the three months ended March 31, 2020 compared with the same periods in 2019 primarily due to reduced spending by Boeing NeXt product development.
During the first quarter of 2019, we recorded a $250 million charge related to the impairment of lease incentives with one customer that experienced liquidity issues.
A portion of service cost is recognized in Earnings from operations in the period incurred and the remainder is included in inventory at the end of the reporting period and recorded in Earnings from operations in subsequent periods.

Net periodic pension benefit costs included in Earnings from operations were as follows:

(Dollars in millions)	Three months ended March 31
Pension Plans	2020	2019
Allocated to business segments	($255)	($352)
Pension FAS/CAS service cost adjustment	255	274
Net periodic benefit cost included in (Loss)/earnings from operations	$0	($78)
The pension FAS/CAS service cost adjustment recognized in earnings in 2020 is largely consistent with the same periods in the prior year. The decrease in net periodic benefit costs included in (Loss)/earnings from operations in 2020 was primarily due to lower service costs reflecting the transition of employees to defined contribution retirement savings plans.
For discussion related to Postretirement Plans, see Note 14 to our Condensed Consolidated Financial Statements.

Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2020	2019
(Loss)/earnings from operations	($1,353)	$2,350
Other income, net	112	106
Interest and debt expense	(262)	(123)
(Loss)/earnings before income taxes	(1,503)	2,333
Income tax benefit/(expense)	862	(184)
Net (loss)/earnings from continuing operations	(641)	2,149
Less: Net loss attributable to noncontrolling interest	(13)
Net (loss)/earnings attributable to Boeing Shareholders	($628)	$2,149
Other income, net increased by $6 million during the three months ended March 31, 2020, primarily due to lower non-operating postretirement expense. Non-operating postretirement expense was $13 million during the three months ended March 31, 2020 compared with $27 million during the same period in 2019.
Higher interest and debt expense for the three months ended March 31, 2020 is a result of higher debt balances.
For discussion related to Income Taxes, see Note 5 to our Condensed Consolidated Financial Statements.
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
The following table summarizes cost of sales:

(Dollars in millions)	Three months ended March 31
	2020	2019	Change
Cost of sales	$16,768	$18,645	($1,877)
Cost of sales as a % of Revenues	99.2%	81.4%	17.8%
Cost of sales for the three months ended March 31, 2020 decreased by $1,877 million, or 10% compared with the same period in 2019, primarily due to lower revenue and higher reach-forward losses. Cost of sales as a percentage of Revenues increased in 2020 due to the impacts of the 737 MAX grounding and COVID-19.

Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Three months ended March 31
	2020	2019
Commercial Airplanes	$425	$564
Defense, Space & Security	163	184
Global Services	30	40
Other	54	78
Total	$672	$866
Research and development expense decreased by $194 million during the three months ended March 31, 2020 compared to the prior period in 2019, primarily due to lower spending on 777X.
Backlog

(Dollars in millions)	March 31 2020	December 31 2019
Commercial Airplanes	$351,778	$376,593
Defense, Space & Security	63,578	63,691
Global Services	22,747	22,902
Unallocated items, eliminations and other	491	217
Total Backlog	$438,594	$463,403

Contractual backlog	$414,165	$436,473
Unobligated backlog	24,429	26,930
Total Backlog	$438,594	$463,403
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease during the three months ended March 31, 2020 was primarily due to aircraft order cancellations, a reduction of backlog for orders from customers experiencing liquidity issues, and changes in projected price escalation at our BCA segment. We are experiencing fewer new 737 MAX orders than we were receiving prior to the grounding. If 737 MAX aircraft remain grounded for an extended period of time, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result the COVID-19 pandemic.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease during the three months ended March 31, 2020 was primarily due to reclassifications to contractual backlog related to BGS and BDS contracts.
Additional Considerations
Global Trade The global economy is currently experiencing significant adverse impacts due to the COVID-19 pandemic, including a decline in overall trade. There is a great deal of uncertainty regarding the duration, scale, and localization of these impacts to the global economy and potential government responses to mitigate economic impacts. We are closely monitoring the current and potential future economic impacts of COVID-19 to the global economy, the aerospace sector, and our Company.
In addition, we continually monitor the global trade environment for changes in tariffs, trade agreements, sanctions or other potential geopolitical economic developments that may impact the Company.
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
Since 2018, the U.S. and China imposed tariffs on approximately $34 billion of each other's exports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. Subsequently, the U.S. imposed tariffs on an additional $216 billion in Chinese goods, and China imposed tariffs on an additional $76 billion worth of U.S goods. The U.S. and China Phase I agreement in January 2020 is a positive development for overall trade with China. Negotiations to resolve remaining trade issues continue.
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
Business Environment and Trends
See Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impacts of COVID-19 on the airline industry environment.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Three months ended March 31
	2020	2019
Revenues	$6,205	$11,822
(Loss)/earnings from operations	($2,068)	$1,173
Operating margins	(33.3)%	9.9%
Revenues
Revenues for the three months ended March 31, 2020 decreased by $5,617 million compared with the same period in 2019 due to lower deliveries driven by the 737 MAX grounding as well as impacts of COVID-19. The 737 MAX grounding will continue to have a significant impact on future revenues until deliveries resume, and COVID-19 will continue to have a significant impact on future revenues until the commercial airline industry recovers.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	†	787	Total
Deliveries during the first three months of 2020	5	(3)		10	(5)	6		29	50
Deliveries during the first three months of 2019	89	(4)	2	12	(8)	10	(1)	36	149
Cumulative deliveries as of 3/31/2020	7,444		1,555	1,186		1,633		968
Cumulative deliveries as of 12/31/2019	7,439		1,555	1,176		1,627		939
* Intercompany deliveries identified by parentheses
† Aircraft accounted for as revenues by BCA and as operating leases in consolidation identified by parentheses.
Loss/Earnings From Operations
Loss from operations for the three months ended March 31, 2020 was $2,068 million compared with earnings from operations of $1,173 million in the same period in 2019. The decrease of $3,241 million is primarily due to lower deliveries resulting from the 737 MAX grounding and lower wide-body deliveries resulting from COVID-19. Deliveries for three months ended March 31, 2020 were lower for 737 MAX aircraft as well as for wide-body aircraft as compared to the same period in 2019. We incurred period expense of $797 million of abnormal production costs from the temporary suspension of 737 MAX production, $137 million of abnormal production costs from the temporary suspension of Puget Sound operations in response to COVID-19, and a $336 million charge related to 737NG frame fitting component repair costs. Lower 787 margins reflecting a reduction in the accounting quantity and lower production rates also contributed to lower earnings. The 737 MAX grounding and COVID-19 will continue to have a significant adverse impact on future earnings and margins until 737 MAX and wide-body deliveries resume and the commercial airline industry recovers.
Backlog
Our total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to our customers where we believe it is probable that we will collect the consideration due and where no contingencies remain before we and the customer are required to perform. Backlog does not include prospective orders where customer controlled contingencies remain, such as the customer receiving approval from its board of directors, shareholders or government or completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly certain. Backlog excludes options and Boeing Capital (BCC) orders. A number of our customers may have contractual remedies, including rights to reject individual airplane deliveries if the actual delivery date is significantly later than the contractual delivery date. We address customer claims and requests for other contractual relief as they arise. The value of orders in backlog is adjusted as changes to price and schedule are agreed to with customers and is reported in accordance with the requirements of Topic 606.
BCA total backlog decreased from $376,593 million as of December 31, 2019 to $351,778 million at March 31, 2020 primarily due to aircraft order cancellations, a reduction of backlog for orders from customers experiencing liquidity issues, and changes in projected price escalation. We are experiencing fewer new 737 MAX orders than we were receiving prior to the grounding. If 737 MAX aircraft remain grounded for an extended period of time, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result the COVID-19 pandemic.

Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 3/31/2020	737		747*	767	777	†	777X	787	†
Program accounting quantities	10,000		1,574	1,195	1,690		**	1,500
Undelivered units under firm orders	4,079		13	86	47		309	515	(28)
Cumulative firm orders	11,523		1,568	1,272	1,680		309	1,483

As of 12/31/2019	737	†	747	767	777	†	777X	787	†
Program accounting quantities	10,400		1,574	1,195	1,690		**	1,600
Undelivered units under firm orders	4,398		17	94	68		309	520	(29)
Cumulative firm orders	11,837		1,572	1,270	1,695		309	1,459

†	Aircraft ordered by BCC are identified in parentheses

*	At March 31, 2020, the 747 accounting quantity includes one already completed aircraft that has not been sold and is being remarketed.

**	The accounting quantity for the 777X will be determined in the year of first airplane delivery.
Program Highlights
737 Program We reduced the program accounting quantity from 10,400 at December 31, 2019 to 10,000 at March 31, 2020. This reflects a slower than previously planned production rate ramp-up caused by commercial airline industry uncertainty due to the impact of COVID-19. See further discussion of the 737 MAX Grounding and Product Warranties in Note 11 to our Condensed Consolidated Financial Statements.
747 Program We are currently producing at a rate of 0.5 aircraft per month. We believe that ending production of the 747 at the end of the current accounting quantity would not have a material impact on our financial position, results of operations or cash flows.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A tanker program. We are currently producing at a rate of 3 aircraft per month.
777 Program In 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. We have experienced issues in engine design and development on the 777X. The first flight of the 777X was completed on January 25, 2020, and first delivery is targeted for 2021. The 777 and 777X programs have a combined production rate of approximately 5 per month. We now expect to deliver at an average rate of approximately 2.5 per month in 2020. Due to market uncertainties driven primarily by the impacts of COVID-19, we plan to reduce the combined production rate to 3 per month in 2021. The 777X will have a separate program accounting quantity, which will be determined in the year of first airplane delivery.
787 Program We are currently producing at rate of 14 per month. Due to customer and operational impacts of COVID-19, the 787 production rate will be reduced from 14 per month to 10 per month in 2020 and gradually reduced to 7 per month by 2022. As a result of the planned production rate changes, we reduced the accounting quantity for the 787 program by 100 units during the three months ended March 31, 2020.
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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2019 raised the Budget Control Act limits on federal discretionary defense and non-defense spending for fiscal years 2020 and 2021 (FY20 and FY21), reducing budget uncertainty and the risk of sequestration. The consolidated appropriations acts for FY20, enacted in December 2019, provided FY20 appropriations for government departments and agencies, including the United States Department of Defense (U.S. DoD), the National Aeronautics and Space Administration (NASA) and the Federal Aviation Administration. In February 2020, the U.S. administration submitted its request for $740.5 billion in base national defense spending for FY21, congruent with the amended spending limit.
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
Results of Operations

(Dollars in millions)	Three months ended March 31
	2020	2019
Revenues	$6,042	$6,587
(Loss)/earnings from operations	($191)	$852
Operating margins	(3.2)%	12.9%
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

Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2020	2019
F/A-18 Models	5	7
F-15 Models		4
CH-47 Chinook (New)	9	7
CH-47 Chinook (Renewed)	1	4
AH-64 Apache (New)	2	6
AH-64 Apache (Remanufactured)	14	22
P-8 Models	3	3
KC-46 Tanker	5	7
Total	39	60
Revenues
BDS revenues for the three months ended March 31, 2020 decreased by $545 million compared with the same period in 2019, primarily due to the unfavorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2020, which was $530 million higher than the comparable period in the prior year, reflecting adjustments on the KC-46A Tanker as a result of the 2020 charge described below.
Loss/Earnings From Operations
Loss from operations for the three months ended March 31, 2020 was $191 million compared with earnings from operations of $852 million in the same period in 2019. This decrease of $1,043 million compared with the same period in 2019 is primarily due to a charge on the KC-46A Tanker of $827 million and a charge on VC-25B of $168 million. The KC-46A Tanker reach-forward loss reflects $551 million of costs associated with the agreement signed in April 2020 with the U.S. Air Force to develop and integrate a new Remote Vision System, and the remaining costs reflect productivity inefficiencies and COVID-19 related factory disruption. The reach-forward loss on VC-25B is associated with engineering inefficiencies from the COVID-19 environment. We believe these inefficiencies will result in staffing challenges, schedule inefficiencies and higher costs in the upcoming phases of the program. COVID-19 related factory disruptions and engineering and staffing challenges also impacted a number of other programs and reduced margin in the quarter. The reach-forward loss on the Commercial Crew program was unchanged during the first quarter. In April 2020, we recommended to NASA, and they concurred, that we refly the orbital uncrewed test mission. The mission is expected to occur later in 2020.
The unfavorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2020 was $944 million higher than the comparable period in the prior year, primarily reflecting the reach-forward losses described above.
BDS loss from operations includes equity earnings of $37 million for the three months ended March 31, 2020 compared to $53 million in earnings from operations for the same period in 2019, primarily reflecting earnings on our United Launch Alliance joint venture.
Backlog
Total backlog of $63,578 million at March 31, 2020 was largely unchanged from December 31, 2019.

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
Some of our development programs are contracted on a fixed-price basis and BDS customers are increasingly seeking fixed priced proposals for new programs. Examples of significant fixed-price development programs include Commercial Crew, KC-46A Tanker, T-7A Red Hawk, VC-25B, MQ-25, and commercial and military satellites. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. Many development programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues.
Global Services
Results of Operations

(Dollars in millions)	Three months ended March 31
	2020	2019
Revenues	$4,628	$4,619
Earnings from operations	$708	$653
Operating margins	15.3%	14.1%
Revenues
BGS revenues for the three months ended March 31, 2020 increased by $9 million compared with the same period in 2019 primarily due to higher government services revenue offset by lower commercial parts revenue. The favorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2020 was $64 million lower than the comparable period in the prior year. We expect the impacts of the COVID-19 pandemic to reduce BGS commercial revenues in future quarters until the commercial airline industry environment recovers.
Earnings From Operations
BGS earnings from operations for the three months ended March 31, 2020 increased by $55 million compared with the same period in 2019 primarily due to favorable government services performance. The favorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2020 was $42 million lower than the comparable period in the prior year. We expect the impacts of the COVID-19 pandemic to reduce future earnings until the commercial airline industry environment recovers.
Backlog
Total backlog of $22,747 million at March 31, 2020 was largely unchanged from December 31, 2019.

Boeing Capital
Results of Operations

(Dollars in millions)	Three months ended March 31
	2020	2019
Revenues	$65	$66
Earnings from operations	$24	$20
Operating margins	37%	30%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the three months ended March 31, 2020 were largely consistent with the same period in 2019.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the three months ended March 31, 2020 increased compared with the same period in 2019 primarily due to lower interest expenses, as well as lower operating expenses.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2020	December 31 2019
Customer financing and investment portfolio, net	$2,210	$2,251
Other assets, primarily cash and short-term investments	575	535
Total assets	$2,785	$2,786

Other liabilities, primarily deferred income taxes	$410	$432
Debt, including intercompany loans	1,961	1,960
Equity	414	394
Total liabilities and equity	$2,785	$2,786

Debt-to-equity ratio	4.7-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at March 31, 2020 decreased from December 31, 2019 primarily due to $61 million of note payoffs and portfolio run-off, partially offset by new volume.
BCC enters into certain transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Aircraft subject to leases with a carrying value of approximately $65 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2020	2019
Net (loss)/earnings	($641)	$2,149
Non-cash items	680	817
Changes in working capital	(4,341)	(178)
Net cash (used)/provided by operating activities	(4,302)	2,788
Net cash used by investing activities	(379)	(767)
Net cash provided/(used) by financing activities	10,280	(2,823)
Effect of exchange rate changes on cash and cash equivalents	(47)	1
Net increase/(decrease) in cash & cash equivalents, including restricted	5,552	(801)
Cash & cash equivalents, including restricted, at beginning of year	9,571	7,813
Cash & cash equivalents, including restricted, at end of period	$15,123	$7,012
Operating Activities Net cash used by operating activities was $4.3 billion during the three months ended March 31, 2020, compared with cash provided of $2.8 billion during the same period in 2019. The decrease in operating cash flows primarily reflects the impacts of the 737 MAX grounding and related production suspension, lower deliveries and suspension of certain production operations resulting from COVID-19, higher inventory and lower advances and progress payments. Compensation payments to 737 MAX customers totaled $0.7 billion during the first quarter of 2020. We are taking a number of actions to improve our liquidity which are described below, however the impacts of the COVID-19 pandemic and the 737 MAX grounding are expected to continue to have a significant negative impact on our operating cash flows during 2020.
Investing Activities Cash used by investing activities was $0.4 billion during the three months ended March 31, 2020, compared with $0.8 billion during the same period in 2019, primarily due to lower cash paid for acquisitions, lower net contributions to investments and lower capital expenditures in 2020. In the three months ended March 31, 2020 and 2019, capital expenditures totaled $0.4 billion and $0.5 billion. We now expect capital expenditures in 2020 to be lower than 2019.
Financing Activities Cash provided by financing activities was $10.3 billion during the three months ended March 31, 2020 compared with cash used of $2.8 billion during the same period in 2019, primarily reflecting higher net borrowings and lower share repurchases. During the three months ended March 31, 2020, new borrowings net of repayments were $11.6 billion compared with $0.9 billion in the same period in 2019, primarily due to $13.8 billion of new borrowings under a two-year delayed draw term loan agreement entered into in the first quarter of 2020. We expect to obtain additional financing to fund our operations and obligations as they become due in 2020. For further discussion see Liquidity Matters in Note 1 to our Condensed Consolidated Financial Statements.
As of March 31, 2020, the total debt balance was $38.9 billion up from $27.3 billion at December 31, 2019. At March 31, 2020, $5.2 billion of debt was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $2.0 billion, of which $0.3 billion was classified as short-term.
During the three months ended March 31, 2020 we did not repurchase any shares through our open market share repurchase program compared to share repurchases of $2.3 billion in the same period in 2019. Share repurchases under this plan had been suspended since April 2019. In March 2020, the Board of Directors terminated its prior authorization to repurchase shares of the Company's outstanding common stock.
During the three months ended March 31, 2020 and 2019, we paid dividends of $1.2 billion. In March 2020, the Company announced that our dividend will be suspended until further notice.

Capital Resources The impacts of the COVID-19 pandemic and 737 MAX grounding are having a significant negative impact on our liquidity and ongoing operations and creating significant uncertainty. For further discussion see Liquidity Matters in Note 1 to our Condensed Consolidated Financial Statements.
In the first quarter of 2020, we entered into and have fully drawn on a $13.8 billion, two-year delayed draw term loan agreement. Currently, we have $9.6 billion of unused borrowing capacity on revolving credit line agreements. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At March 31, 2020, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Financing commitments totaled $13.2 billion and $13.4 billion at March 31, 2020 and December 31, 2019. The decrease primarily relates to financing commitment expirations. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
For discussion regarding Embraer see Note 2 to our Condensed Consolidated Financial Statements.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $568 million at March 31, 2020. For additional information, see Note 11 to our Condensed Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustments recognized in (Loss)/earnings from operations were benefits of $255 million and $274 million for the three months ended March 31, 2020 and 2019. The non-operating pension expense included in Other income, net were benefits of $87 million and $93 million for the three months ended March 31, 2020 and 2019. The benefits in 2020 reflect expected returns in excess of interest cost and amortization of actuarial losses.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 36 of this Form 10-Q and on page 48 of our 2019 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit costs primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings, core operating margin and core earnings per share with the most directly comparable GAAP financial measures of earnings from operations, operating margins and diluted earnings per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2020	2019
Revenues	$16,908	$22,917
(Loss)/earnings from operations, as reported	($1,353)	$2,350
Operating margins	(8.0)%	10.3%

Pension FAS/CAS service cost adjustment (1)	($255)	($274)
Postretirement FAS/CAS service cost adjustment (1)	(92)	(90)
FAS/CAS service cost adjustment (1)	($347)	($364)
Core operating (loss)/earnings (non-GAAP)	($1,700)	$1,986
Core operating margins (non-GAAP)	(10.1)%	8.7%

Diluted (loss)/earnings per share, as reported	($1.11)	$3.75
Pension FAS/CAS service cost adjustment (1)	(0.45)	(0.48)
Postretirement FAS/CAS service cost adjustment (1)	(0.16)	(0.16)
Non-operating pension expense (2)	(0.16)	(0.16)
Non-operating postretirement expense (2)	0.02	0.05
Provision for deferred income taxes on adjustments (3)	0.16	0.16
Core (loss)/earnings per share (non-GAAP)	($1.70)	$3.16

Weighted average diluted shares (in millions)	565.9	572.4

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have financial instruments that are subject to interest rate risk, principally fixed- and floating-rate debt obligations, and customer financing assets and liabilities. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt. In the first quarter of 2020, we entered into a $13.8 billion two-year delayed draw floating-rate term loan credit agreement. An increase or decrease of 100 basis points in interest rates on this floating-rate debt would increase or decrease our pre-tax earnings by $138 million over the next 12 months. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes.
There have been no significant changes to our foreign currency exchange rate or commodity price risk since December 31, 2019.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2020 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the first quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 19 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
Certain risks described below update the risk factors in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.
We face significant risks related to the spread of the novel coronavirus (“COVID-19”) and the recent developments surrounding the global pandemic have had, and will continue to have, significant effects on our business, financial condition, results of operations, and cash flows. These risks include impacts attributable to the suspension of operations at several of our production sites and potential limits on our near-term access to liquidity due to challenges in the credit markets. We also face significant risks related to the global economic downturn and severe reduction in commercial air traffic caused by the pandemic. These risks include materially reduced demand for our products and services, increased instability in our supply chain, and challenges to the ongoing viability of some of our customers. We may face similar risks in connection with any future public health crises.
The COVID-19 pandemic has subjected our business, operations, financial performance, cash flows and financial condition to a number of risks, including, but not limited to those discussed below.
Operations-related risks: As a result of the COVID-19 pandemic, we are facing increased operational challenges from the need to protect employee health and safety, production site shutdowns, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at our customers and suppliers. In particular, we have suspended operations in Puget Sound and South Carolina as well as at several other key production sites. We have not previously experienced a complete suspension of our operations at these production sites and we are unable to predict when operations will fully resume or what the ongoing impact of COVID-19-related operating restrictions will be. For example, even at production facilities that remain open, we may experience additional operating costs due to social distancing requirements or other factors related to COVID-19 restrictions. Our ability to predict the impact of the suspension on our business, operations, financial performance and financial condition is uncertain. We consult regularly with relevant federal, state, and municipal health authorities regarding the COVID-19 pandemic, and we may suspend operations at additional production sites based on their recommendations and/or workplace disruptions caused by COVID-19.
Many of our suppliers have also suspended operations, and may experience additional disruptions in the coming months. These actions have significantly increased the costs required to meet our contractual commitments, and have had, and will likely continue to have, severe adverse impacts on our delivery schedule in future periods and our ability to provide services to our customers and make progress on key development programs. The ultimate significance of these disruptions to our business, financial condition, results of operations, and cash flows will depend greatly on how long the disruptions continue.
Any prolonged suspension of operations or delayed recovery in our operations, and/or any similar delay with respect to resumption of operations by one or more of our key suppliers, or the failure of any of our key suppliers, would result in further challenges to our business, leading to a further material adverse effect on our business, financial condition, results of operations, and cash flows.
Liquidity- and funding-related risks: The COVID-19 pandemic has also had a significant impact on, and created significant uncertainty regarding, our liquidity. During the first quarter of 2020, net cash used by operating activities was $4.3 billion. At March 31, 2020, cash and short-term investments totaled $15.5 billion. Our debt balance totaled $38.9 billion at March 31, 2020, up from $27.3 billion at December 31, 2019. We expect negative operating cash flows in future quarters until deliveries resume and ramp up, and we will need to obtain additional financing in order to fund our operations and obligations. Due to uncertainty related to COVID-19 and its impact on us and the aerospace industry, and the volatility in the capital markets generally, access to credit markets may be reduced and we may have difficulty obtaining financing on terms acceptable to us or at all. In addition, certain of our customers may also be unable to make timely payments to us. We are currently considering a range of options to provide us with additional liquidity, such as additional issuances of public debt and/or various forms of debt supported by the U.S. Treasury Department or Federal Reserve System. However, a number of factors could make it difficult for us to obtain sufficient funding from these and/or other sources in order to support our operations. These factors include further disruptions in the global capital markets, a lack of access to U.S. government-backed funding, and/or continued declines in our financial performance, outlook or credit ratings. The occurrence of any or all of these events would be expected to adversely affect our ability to fund our operations and contractual commitments. In addition, downgrades in our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse impact on our businesses.
Customer-related risks: Commercial air traffic has fallen dramatically due to the COVID-19 pandemic. While this trend has impacted passenger traffic most severely, near-term cargo traffic has also fallen significantly due to the global economic downturn and the reduction in cargo capacity on passenger airplanes. Most airlines have significantly reduced their capacity, and many could implement further reductions in the near future. These capacity changes are causing, and are expected to continue to cause, negative impacts to our customers’ revenue, earnings, and cash flow, and in some cases may threaten the future viability of some of our customers, potentially causing defaults within our customer financing portfolio, which was $2.3 billion as of March 31, 2020 and/or requiring us to remarket aircraft currently in backlog. Our customers may also lack sufficient liquidity to purchase new aircraft due to impacts from the pandemic. We are also observing a significant increase in the number of requests for payment deferrals, contract modifications, lease restructurings and similar actions, and these trends may lead to additional charges, impairments and other adverse financial impacts in our business over time.
In addition to the near-term impact, there is risk that the industry implements longer-term strategies involving reduced capacity, shifting route patterns, and mitigation strategies related to impacts from COVID-19 and the risk of future public health crises. As a result, there is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. The COVID-19 outbreak also has increased, and its aftermath is also expected to continue to increase uncertainty with respect to global trade volumes, putting significant negative pressure on cargo traffic. Any of these factors would have a significant impact on the demand for both single-aisle and wide-body commercial aircraft, as well as for the services we provide to commercial airlines. In addition, a lengthy period of reduced industry-wide demand for commercial aircraft would put additional pressure on our suppliers, resulting in increased procurement costs and/or additional supply chain disruption. To the extent that the COVID-19 outbreak or its aftermath further impacts demand for our products and services or impairs the viability of some of our customers and/or suppliers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.
Other risks: The magnitude and duration of the global COVID-19 pandemic is uncertain. As the pandemic continues to adversely affect our business and operating and financial results, it also is expected to have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
1/1/2020 thru 1/31/2020	81,079	$330.51		$17,349
2/1/2020 thru 2/29/2020	426,048	315.36		17,349
3/1/2020 thru 3/31/2020	5,183	239.83
Total	512,310	$316.99

(1)
We purchased 512,310 shares transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to our repurchase program or in swap transactions.

(2)
On March 21, 2020, the Board of Directors terminated its prior authorization to repurchase shares of the Company's outstanding common stock. Share repurchases under this plan had been suspended since April 2019.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of The Boeing Company, as amended and restated effective March 19, 2020 (Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 16, 2020)

10.1*	The Boeing Company 2003 Incentive Stock Plan, as amended and restated February 24, 2020

10.2*	The Boeing Company Annual Incentive Plan, as amended and restated February 24, 2020

10.3*	Form of Notice of Terms of Performance-Based Restricted Stock Units

10.4*	Form of Performance Award Notice

10.5*	Form of Notice of Terms of Restricted Stock Units

10.6*	Form of International Notice of Terms of Performance-Based Restricted Stock Units

10.7*	Form of International Performance Award Notice

10.8*	Form of International Notice of Terms of Restricted Stock Units

10.9*	Notice of Terms of Supplemental Restricted Stock Units, dated February 24, 2020 (Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2020)

10.10*	Notice of Terms of Supplemental Performance-Based Restricted Stock Units, dated February 24, 2020 (Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 23, 2020)

10.11	Term Loan Credit Agreement, dated as of February 6, 2020 (Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 6, 2020)

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 29, 2020	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck – Senior Vice President, Finance and Corporate Controller