Form 10-Q
period 2020-06-30
BOEING CO
filed 2020-07-29
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 22, 2020, there were 564,448,738 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2020

Part I. Financial Information
Item 1. Financial Statements
The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Sales of products	$23,254	$33,319	$9,063	$13,094
Sales of services	5,461	5,349	2,744	2,657
Total revenues	28,715	38,668	11,807	15,751

Cost of products	(25,091)	(31,910)	(10,378)	(15,672)
Cost of services	(4,632)	(4,511)	(2,589)	(2,122)
Boeing Capital interest expense	(23)	(34)	(11)	(16)
Total costs and expenses	(29,746)	(36,455)	(12,978)	(17,810)
	(1,031)	2,213	(1,171)	(2,059)
(Loss)/income from operating investments, net	(47)	5	(45)	(15)
General and administrative expense	(2,034)	(1,856)	(1,161)	(672)
Research and development expense, net	(1,297)	(1,692)	(625)	(826)
Gain on dispositions, net	92	300	38	192
Loss from operations	(4,317)	(1,030)	(2,964)	(3,380)
Other income, net	206	213	94	107
Interest and debt expense	(815)	(277)	(553)	(154)
Loss before income taxes	(4,926)	(1,094)	(3,423)	(3,427)
Income tax benefit	1,890	301	1,028	485
Net loss	(3,036)	(793)	(2,395)	(2,942)
Less: net loss attributable to noncontrolling interest	(32)		(19)
Net loss attributable to Boeing Shareholders	($3,004)	($793)	($2,376)	($2,942)

Basic loss per share	($5.31)	($1.40)	($4.20)	($5.21)

Diluted loss per share	($5.31)	($1.40)	($4.20)	($5.21)

Weighted average diluted shares (millions)	566.1	566.6	566.4	565.3
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Net loss	($3,036)	($793)	($2,395)	($2,942)
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(33)	(2)	44	(3)
Unrealized gain on certain investments, net of tax of $0 in all periods		1
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $54, $5, ($23) and $8	(186)	(17)	89	(28)
Reclassification adjustment for losses/(gains) included in net loss, net of tax of ($4), $1, ($3) and $0	12	(3)	10	(1)
Total unrealized (loss)/gain on derivative instruments, net of tax	(174)	(20)	99	(29)
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $12, $13, $6 and $7	(45)	(45)	(22)	(22)
Net actuarial loss arising during the period, net of tax of $3, $0, $3 and $0	(12)		(12)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($103), ($65), ($50) and ($33)	390	233	197	115
Settlements and curtailments included in net loss, net of tax of ($1), $0, ($1) and $0	2		2
Pension and postretirement cost related to our equity method investments, net of tax of $0, ($2), $0, and $0		8
Total defined benefit pension plans and other postretirement benefits, net of tax	335	196	165	93
Other comprehensive income, net of tax	128	175	308	61
Comprehensive loss related to noncontrolling interests		(7)		(7)
Comprehensive loss, net of tax	(2,908)	(625)	(2,087)	(2,888)
Less: Comprehensive loss related to noncontrolling interest	(32)	(7)	(19)	(7)
Comprehensive loss attributable to Boeing Shareholders, net of tax	($2,876)	($618)	($2,068)	($2,881)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2020	December 31 2019
Assets
Cash and cash equivalents	$19,992	$9,485
Short-term and other investments	12,438	545
Accounts receivable, net	2,793	3,266
Unbilled receivables, net	8,570	9,043
Current portion of customer financing, net	115	162
Inventories	83,745	76,622
Other current assets, net	2,624	3,106
Total current assets	130,277	102,229
Customer financing, net	2,054	2,136
Property, plant and equipment, net of accumulated depreciation of $19,863 and $19,342	12,182	12,502
Goodwill	8,064	8,060
Acquired intangible assets, net	3,019	3,338
Deferred income taxes	729	683
Investments	1,066	1,092
Other assets, net of accumulated amortization of $617 and $580	5,481	3,585
Total assets	$162,872	$133,625
Liabilities and equity
Accounts payable	$13,700	$15,553
Accrued liabilities	22,493	22,868
Advances and progress billings	53,367	51,551
Short-term debt and current portion of long-term debt	2,922	7,340
Total current liabilities	92,482	97,312
Deferred income taxes	404	413
Accrued retiree health care	4,427	4,540
Accrued pension plan liability, net	15,663	16,276
Other long-term liabilities	2,821	3,422
Long-term debt	58,457	19,962
Total liabilities	174,254	141,925
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	6,648	6,745
Treasury stock, at cost - 447,840,938 and 449,352,405 shares	(54,829)	(54,914)
Retained earnings	47,478	50,644
Accumulated other comprehensive loss	(16,025)	(16,153)
Total shareholders’ equity	(11,667)	(8,617)
Noncontrolling interests	285	317
Total equity	(11,382)	(8,300)
Total liabilities and equity	$162,872	$133,625
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2020	2019
Cash flows – operating activities:
Net loss	($3,036)	($793)
Adjustments to reconcile net loss to net cash (used)/provided by operating activities:
Non-cash items –
Share-based plans expense	115	104
Depreciation and amortization	1,103	1,067
Investment/asset impairment charges, net	280	70
Customer financing valuation adjustments	9	249
Gain on dispositions, net	(92)	(300)
Other charges and credits, net	815	145
Changes in assets and liabilities –
Accounts receivable	143	588
Unbilled receivables	285	(222)
Advances and progress billings	1,822	1,842
Inventories	(6,741)	(5,233)
Other current assets	433	(887)
Accounts payable	(3,181)	2,002
Accrued liabilities	514	4,959
Income taxes receivable, payable and deferred	(1,894)	(921)
Other long-term liabilities	(109)	(509)
Pension and other postretirement plans	(357)	(390)
Customer financing, net	62	347
Other	247	80
Net cash (used)/provided by operating activities	(9,582)	2,198
Cash flows – investing activities:
Property, plant and equipment additions	(776)	(922)
Property, plant and equipment reductions	96	331
Acquisitions, net of cash acquired		(492)
Contributions to investments	(12,557)	(496)
Proceeds from investments	543	758
Purchase of distribution rights		(20)
Other	8	(12)
Net cash used by investing activities	(12,686)	(853)
Cash flows – financing activities:
New borrowings	42,302	11,670
Debt repayments	(8,265)	(6,422)
Contributions from noncontrolling interests		7
Stock options exercised	27	47
Employee taxes on certain share-based payment arrangements	(164)	(238)
Common shares repurchased		(2,651)
Dividends paid	(1,158)	(2,317)
Net cash provided by financing activities	32,742	96
Effect of exchange rate changes on cash and cash equivalents, including restricted	(11)	(2)
Net increase in cash & cash equivalents, including restricted	10,463	1,439
Cash & cash equivalents, including restricted, at beginning of year	9,571	7,813
Cash & cash equivalents, including restricted, at end of period	20,034	9,252
Less restricted cash & cash equivalents, included in Investments	42	85
Cash and cash equivalents at end of period	$19,992	$9,167
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the six months ended June 30, 2020 and 2019
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2019	$5,061	$6,768	($52,348)	$55,941	($15,083)	$71	$410
Net loss				(793)		(7)	(800)
Other comprehensive income, net of tax of ($48)					175		175
Share-based compensation and related dividend equivalents		120		(16)			104
Treasury shares issued for stock options exercised, net		(39)	82				43
Treasury shares issued for other share-based plans, net		(211)	(15)				(226)
Common shares repurchased			(2,651)				(2,651)
Cash dividends declared ($4.11 per share)				(2,313)			(2,313)
Changes in noncontrolling interests						315	315
Balance at June 30, 2019	$5,061	$6,638	($54,932)	$52,819	($14,908)	$379	($4,943)

Balance at December 31, 2019	$5,061	$6,745	($54,914)	$50,644	($16,153)	$317	($8,300)
Impact of ASU 2016-13				(162)			(162)
Balance at January 1, 2020	$5,061	$6,745	($54,914)	$50,482	($16,153)	$317	($8,462)
Net loss				(3,004)		(32)	(3,036)
Other comprehensive income, net of tax of ($39)					128		128
Share-based compensation and related dividend equivalents		115					115
Treasury shares issued for stock options exercised, net		(20)	47				27
Treasury shares issued for other share-based plans, net		(192)	38				(154)
Balance at June 30, 2020	$5,061	$6,648	($54,829)	$47,478	($16,025)	$285	($11,382)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended June 30, 2020 and 2019
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at April 1, 2019	$5,061	$6,573	($54,630)	$58,090	($14,969)	$107	$232
Net loss				(2,942)		(7)	(2,949)
Other comprehensive income, net of tax of ($18)					61		61
Share-based compensation and related dividend equivalents		73		(16)			57
Treasury shares issued for stock options exercised, net		(3)	5				2
Treasury shares issued for other share-based plans, net		(5)	3				(2)
Common shares repurchased			(310)				(310)
Cash dividends declared ($4.11 per share)				(2,313)			(2,313)
Changes in noncontrolling interests						279	279
Balance at June 30, 2019	$5,061	$6,638	($54,932)	$52,819	($14,908)	$379	($4,943)

Balance at April 1, 2020	$5,061	$6,595	($54,842)	$49,854	($16,333)	$305	($9,360)
Net loss				(2,376)		(19)	(2,395)
Other comprehensive (loss)/income, net of tax of ($68)					308		308
Share-based compensation and related dividend equivalents		60					60
Treasury shares issued for stock options exercised, net		(4)	11				7
Treasury shares issued for other share-based plans, net		(3)	2				(1)
Changes in noncontrolling interests						(1)	(1)
Balance at June 30, 2020	$5,061	$6,648	($54,829)	$47,478	($16,025)	$285	($11,382)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Revenues:
Commercial Airplanes	$7,838	$16,544	$1,633	$4,722
Defense, Space & Security	12,630	13,166	6,588	6,579
Global Services	8,116	9,162	3,488	4,543
Boeing Capital	134	141	69	75
Unallocated items, eliminations and other	(3)	(345)	29	(168)
Total revenues	$28,715	$38,668	$11,807	$15,751
Earnings/(loss) from operations:
Commercial Airplanes	($4,830)	($3,773)	($2,762)	($4,946)
Defense, Space & Security	409	1,827	600	975
Global Services	36	1,340	(672)	687
Boeing Capital	17	57	(7)	37
Segment operating loss	(4,368)	(549)	(2,841)	(3,247)
Unallocated items, eliminations and other	(651)	(1,210)	(478)	(498)
FAS/CAS service cost adjustment	702	729	355	365
Loss from operations	(4,317)	(1,030)	(2,964)	(3,380)
Other income, net	206	213	94	107
Interest and debt expense	(815)	(277)	(553)	(154)
Loss before income taxes	(4,926)	(1,094)	(3,423)	(3,427)
Income tax benefit	1,890	301	1,028	485
Net loss	(3,036)	(793)	(2,395)	(2,942)
Less: Net loss attributable to noncontrolling interest	(32)		(19)
Net loss attributable to Boeing Shareholders	($3,004)	($793)	($2,376)	($2,942)

This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 19 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2019 Annual Report on Form 10-K. Certain amounts in prior periods have been adjusted to conform with the current year presentation.
Liquidity Matters
The global outbreak of COVID-19 coupled with the ongoing grounding of the 737 MAX airplane is having a significant adverse impact on our business and is expected to significantly reduce revenue, earnings and operating cash flow in future quarters. The aerospace industry is facing an unprecedented shock to demand for air travel which creates a tremendous challenge for our customers, our business and the entire aerospace manufacturing and services sector. We currently expect it will take approximately three years for travel to return to 2019 levels and a few years beyond that for the industry to return to long-term trend growth. There is significant uncertainty with respect to when commercial air traffic levels will recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels.
During the first half of 2020, net cash used by operating activities was $9.6 billion and we expect negative operating cash flows in future quarters until deliveries ramp up. In the first quarter of 2020, we entered into and fully drew on a $13.8 billion two-year delayed draw term loan credit agreement (delayed draw term loan facility). In the second quarter of 2020, we issued $25 billion of fixed rate senior notes that mature between 2023 and 2060. As a result, our cash and short-term investment balance has increased to $32.4 billion and our debt balance has increased to $61.4 billion at June 30, 2020.
The major credit rating agencies downgraded our short term and long term credit ratings during the first half of 2020, and there is risk for further downgrades. At June 30, 2020, debt includes $2.4 billion of commercial paper down from $6.1 billion at December 31, 2019. Commercial paper at June 30, 2020 includes $0.5 billion and $1.9 billion maturing in the third and fourth quarters of 2020. In the current environment, we may have limited future access to the commercial paper market. In addition, we have term notes of $350 maturing in the fourth quarter of 2020.
At June 30, 2020, trade payables included $4.4 billion payable to suppliers who have elected to participate in supply chain financing programs. While access to supply chain financing could be curtailed if our credit ratings are downgraded, we do not believe that changes in the availability of supply chain financing will have a significant impact on our liquidity.
At June 30, 2020 and December 31, 2019 we had $9.6 billion of unused borrowing capacity on revolving credit agreements. We anticipate that these credit lines will primarily serve as back-up liquidity to support our general corporate borrowing needs. We plan to negotiate extending these facilities in the fourth quarter of 2020 when $3.2 billion of the $9.6 billion comes up for renewal.
In addition to our debt issuances, we have taken a number of actions to improve liquidity. During the first quarter of 2020, our Board of Directors terminated its prior authorization to repurchase shares of the Company’s outstanding common stock and suspended the declaration and/or payment of dividends until further notice. We have also reduced production rates in our commercial business to reflect the impact of COVID-19 on the industry. We have furloughed certain employees and are executing on our plans to reduce our workforce through a combination of voluntary and involuntary layoffs and natural turnover. In the second quarter of 2020, we recorded severance costs for approximately 19,000 employees, of which approximately

6,000 have left the Company as of June 30, 2020, and the remainder are expected to leave in the second half of 2020.
We are reducing discretionary spending as well as reducing or deferring research and development and capital expenditures. We are also working with our customers and supply chain to accelerate receipts and conserve cash. For example, the United States Department of Defense (U.S. DoD) has taken steps to work with its industry partners to increase liquidity in the form of increased progress payment rates and reductions in withholds among other initiatives. We are also deferring certain tax payments pursuant to the Coronavirus Aid, Relief, and Economic Security (CARES) Act.
Based on our current best estimates of market demand, planned production rates, timing of cash receipts and expenditures, our ability to successfully implement further actions to improve liquidity as well our ability to access additional liquidity, if needed, we believe it is probable that we will be able to fund our operations for the foreseeable future.
Standards Issued and Implemented
In the first quarter of 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), using a modified retrospective method, which resulted in the recognition of allowances for credit losses on our Condensed Consolidated Statement of Financial Position as of January 1, 2020 and a $162 cumulative-effect adjustment to retained earnings to align our credit loss methodology with the new standard. The standard replaces the incurred loss impairment methodology under Topic 310 with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and certain other financial assets. See Note 5 and 8 for additional disclosures.
In the first quarter of 2020, we also adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). See Note 2 for additional disclosures.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that the accounting estimates and assumptions are appropriate given the increased uncertainties surrounding the severity and duration of the impacts of the COVID-19 pandemic, however actual results could differ from those estimates.
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
Net cumulative catch-up adjustments to prior periods' revenue and earnings, including certain reach-forward losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
(Decrease)/increase to Revenue	($290)	$229	$144	$69
(Decrease)/increase to (Loss)/earnings from operations	($749)	$175	$90	$28
(Decrease)/increase to Diluted EPS	($0.82)	$0.22	$0.11	$0.04

Note 2 – Goodwill and Acquired Intangibles
In the first quarter of 2020, we adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the quantitative impairment test from a two-step process to a one-step process. The quantitative test is performed by comparing the carrying value of net assets to the estimated fair value of the related operations. If the fair value is determined to be less than carrying value, the shortfall up to the carrying value of the goodwill represents the amount of goodwill impairment. The standard continues to permit a company to test goodwill for impairment by performing a qualitative assessment or using the quantitative test.
We completed our annual assessment of goodwill as of April 1, 2020 and determined that the fair value of each reporting unit exceeded its corresponding carrying value and that there is no impairment of goodwill.
The COVID-19 pandemic continues to impact our Commercial Airplanes and Commercial Services businesses. Therefore, we believe the COVID-19 pandemic is a triggering event in the second quarter of 2020 for testing whether goodwill recorded by our Commercial Airplanes and Commercial Services reporting units is impaired. At June 30, 2020, Commercial Airplanes has $1,315 of goodwill and Commercial Services has $3,056. We performed a qualitative assessment and determined it is not more likely than not that the fair values of our Commercial Airplane and Commercial Services reporting units were less than their carrying values as of June 30, 2020. We will continue to monitor the impacts of the COVID-19 pandemic in future quarters. Changes in our forecasts or further decreases in the value of our common stock could cause book values to exceed fair values which may result in goodwill impairment charges in future periods.
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Net loss attributable to Boeing Shareholders	($3,004)	($793)	($2,376)	($2,942)
Less: earnings available to participating securities
Net loss available to common shareholders	($3,004)	($793)	($2,376)	($2,942)
Basic
Basic weighted average shares outstanding	566.1	566.6	566.4	565.3
Less: participating securities	0.5	0.6	0.5	0.6
Basic weighted average common shares outstanding	565.6	566.0	565.9	564.7
Diluted
Basic weighted average shares outstanding	566.1	566.6	566.4	565.3
Dilutive potential common shares(1)
Diluted weighted average shares outstanding	566.1	566.6	566.4	565.3
Less: participating securities	0.5	0.6	0.5	0.6
Diluted weighted average common shares outstanding	565.6	566.0	565.9	564.7
Net loss per share:
Basic	($5.31)	($1.40)	($4.20)	($5.21)
Diluted	(5.31)	(1.40)	(4.20)	(5.21)

(1)	Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
As a result of incurring a net loss for the six and three months ended June 30, 2020 potential common shares of 1.8 million and 1.2 million were excluded from diluted loss per share because the effect would have been antidilutive. As a result of incurring a net loss for the six and three months ended June 30, 2019 potential common shares of 4.4 million and 4.0 million were excluded from diluted loss per share because the effect would have been antidilutive. In addition, the following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted loss per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Performance awards	6.1	2.7	5.5	2.7
Performance-based restricted stock units	1.4	0.6	1.4	0.6

Note 4 – Income Taxes
Our effective income tax rates were 38.4% and 30.0% for the six and three months ended June 30, 2020 and 27.5% and 14.2% for the same periods in the prior year. The 2020 tax rate includes tax benefits from the CARES Act enacted on March 27, 2020 due to the Act's five year net operating loss carry back provision while the 2019 tax rate reflects tax benefits associated with intangible income derived from serving non-U.S. markets. The carry back provisions enable us to benefit from certain losses and re-measure certain deferred tax assets and liabilities at the former federal tax rate of 35%. The tax rates in 2020 and 2019 also reflect research and development tax credits and excess tax benefits related to share-based payments.

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
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months unrecognized tax benefits related to federal matters under audit may decrease by up to $690 based on current estimates.
Note 5 - Allowances for Losses on Financial Assets
Upon adoption of ASU 2016-13, we recorded a $162 cumulative-effect adjustment to retained earnings to increase our allowances for credit losses, resulting in a balance of $337 as of January 1, 2020. The change in allowances for expected credit losses for the six months ended June 30, 2020 consisted of the following:

	Accounts receivable, net	Unbilled receivables, net	Other Current Assets, net	Customer financing, net	Other Assets, net	Total
Balance at January 1, 2020	($138)	($81)	($38)	($5)	($75)	($337)
Changes in estimates	(246)	(107)	(10)	(9)	(34)	(406)
Write-offs	3					3
Balance at June 30, 2020	($381)	($188)	($48)	($14)	($109)	($740)

Note 6 – Inventories
Inventories consisted of the following:

	June 30 2020	December 31 2019
Long-term contracts in progress	$957	$1,187
Commercial aircraft programs	71,945	66,016
Commercial spare parts, used aircraft, general stock materials and other	10,843	9,419
Total	$83,745	$76,622

Long-Term Contracts in Progress
Long-term contracts in progress includes Delta launch program inventory that is being sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021. The inventory balance was $176 at June 30, 2020 and December 31, 2019. See indemnifications to ULA in Note 11.
Included in inventories are capitalized precontract costs of $794 at June 30, 2020 and $711 at December 31, 2019 primarily related to the KC-46A Tanker and Commercial Crew. See Note 10.
Commercial Aircraft Programs
At June 30, 2020 and December 31, 2019, commercial aircraft programs inventory included $1,209 and $1,313 of deferred production costs and $506 and $521 of unamortized tooling and other non-recurring costs related to the 737 program. At June 30, 2020, $1,678 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $37 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

At June 30, 2020 and December 31, 2019, commercial aircraft programs inventory included the following amounts related to the 777X program: $6,854 and $5,628 of work in process and $3,141 and $2,914 of unamortized tooling and other non-recurring costs.
At June 30, 2020 and December 31, 2019, commercial aircraft programs inventory included the following amounts related to the 787 program: $27,515 and $24,772 of work in process (including deferred production costs of $16,035 and $18,716), $2,006 and $2,202 of supplier advances, and $1,924 and $2,092 of unamortized tooling and other non-recurring costs. At June 30, 2020, $15,496 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $2,463 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $2,941 and $2,863 at June 30, 2020 and December 31, 2019.
Note 7 – Contracts with Customers
Unbilled receivables decreased from $9,043 at December 31, 2019 to $8,570 at June 30, 2020, primarily driven by an increase in billings at Defense, Space & Security (BDS) and Global Services (BGS), as well as an increase in allowances for expected credit losses at BGS.
Advances and progress billings increased from $51,551 at December 31, 2019 to $53,367 at June 30, 2020, primarily driven by advances on orders received in excess of revenue recognized at Commercial Airplanes (BCA), BDS and BGS.
Revenues recognized during the six months ended June 30, 2020 and 2019 from amounts recorded as Advances and progress billings at the beginning of each year were $5,255 and $10,116. Revenues recognized during the three months ended June 30, 2020 and 2019 from amounts recorded as Advances and progress billings at the beginning of each year were $1,465 and $4,219.
Note 8 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	June 30 2020	December 31 2019
Financing receivables:
Investment in sales-type/finance leases	$965	$1,029
Notes	433	443
Total financing receivables	1,398	1,472
Operating lease equipment, at cost, less accumulated depreciation of $248 and $235	785	834
Gross customer financing	2,183	2,306
Less allowance for losses on receivables	(14)	(8)
Total	$2,169	$2,298

We acquire aircraft to be leased to customers through trades, lease returns, purchases in the secondary market, and new aircraft transferred from our BCA segment. Leasing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate the lease. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price. A minority of leases contain variable lease payments based on actual aircraft usage and are paid in arrears.
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At June 30, 2020 and December 31, 2019, we individually evaluated for impairment customer financing receivables of $393 and

$400, of which $381 and $388 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
We determine a receivable is past due when cash has not been received upon the due date specified in the contract. Customer financing receivables past due as of June 30, 2020 is $8.
We evaluate the collectability of customer financing receivables at commencement and on a recurring basis. If a customer financing receivable is deemed uncollectable, the customer is categorized as non-accrual status. When a customer is in non-accrual status at commencement, revenue is deferred until substantially all cash has been received or the customer is removed from non-accrual status. If a customer status changes to non-accrual after commencement and sufficient collateral is available, we recognize contractual interest income as payments are received to the extent payments exceed past due principal payments. If there is not sufficient collateral, then revenue is not recognized until payments exceed the principal balance. Receivables in non-accrual status as of June 30, 2020 and December 31, 2019 were $381 and $388. Interest income received for the six and three months ended June 30, 2020 was $21 and $13.
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
Our financing receivable balances at June 30, 2020 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2019	2018	2017	2016	Prior	Total
BBB						$400	$400
BB	$69	$54	$17			152	292
B				$53		171	224
CCC		38		251	$180	13	482
Total carrying value of financing receivables	$69	$92	$17	$304	$180	$736	$1,398

At June 30, 2020, our allowance related to receivables with ratings of CCC, B, BB, and BBB. We applied default rates that averaged 26%, 8.8%, 3.1%, and 0.2%, respectively, to the exposure associated with those receivables.
Customer Financing Exposure
Customer financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and overall market conditions and may be subject to reduced valuation with market decline. Certain collateral values are being adversely impacted by COVID-19. Declines in collateral values could result in asset impairments, reduced finance lease income, and an increase in the allowance for losses. Our customer financing collateral is concentrated in out-of-production aircraft and 747-8 aircraft. Generally, out-of-production aircraft have experienced greater collateral value declines than in-production aircraft.

The majority of customer financing carrying values are concentrated in the following aircraft models:

	June 30 2020	December 31 2019
717 Aircraft ($113 and $124 accounted for as operating leases)	$689	$736
747-8 Aircraft ($124 and $130 accounted for as operating leases)	483	475
737 Aircraft ($231 and $240 accounted for as operating leases)	253	263
777 Aircraft ($230 and $236 accounted for as operating leases)	232	240
MD-80 Aircraft (accounted for as sales-type finance leases)	171	186
757 Aircraft ($14 and $22 accounted for as operating leases)	166	182
747-400 Aircraft ($28 and $31 accounted for as operating leases)	81	90

Lease income recorded in Revenue on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019 included $29 and $32 from sales-type/finance leases, and $62 and $71 from operating leases, of which $4 and $5 related to variable operating lease payments. Lease income recorded in Revenue on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 included $14 and $16 from sales-type/finance leases, and $31 and $35 from operating leases, of which $3 and $2 related to variable operating lease payments.
Note 9 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2020	December 31 2019
Equity method investments (1)	$998	$1,031
Time deposits	11,981	50
Available for sale debt instruments	411	405
Equity and other investments	72	65
Restricted cash & cash equivalents(2)	42	86
Total	$13,504	$1,637

(1)	Dividends received were $53 and $20 for the six and three months ended June 30, 2020 and $93 and $30 during the same periods in the prior year.

(2)	Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Allowance for losses on available for sale debt instruments are assessed quarterly. All instruments are considered investment grade and, as such, we have not recognized an allowance for credit losses as of June 30, 2020.
Note 10 – Commitments and Contingencies
737 MAX Grounding and COVID-19 Impacts
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
We have developed software and pilot training updates for the 737 MAX. During the week of June 29, 2020, the FAA completed a series of flight tests to assess whether the 737 MAX meets certification safety standards. The FAA has stated that while this is an important milestone, a number of key tasks remain including evaluating data gathered during the flight tests. On July 21, 2020 the FAA announced a 45 day public comment period for their notice of proposed rulemaking relative to 737 MAX certification. The impact this will have on timing and conditions of return to service, if any, is uncertain. We continue to work with the FAA and non-U.S. civil aviation authorities to complete remaining steps toward certification and readiness for return to service including addressing their questions on the software updates and how pilots will interact with the airplane controls and displays in different flight scenarios. We have assumed that computer and simulator training will be required and as a result, we have provisioned for certain training costs.
Prior to the grounding, the 737 production rate was 52 per month, and we had planned to increase the rate to 57 per month during 2019. Beginning in the second quarter of 2019, we reduced the production rate to 42 per month. We continued to produce at a rate of 42 per month through December 2019. We temporarily suspended 737 MAX production beginning in January 2020. During the first quarter of 2020, we completed airplanes that were already in process at the end of the fourth quarter of 2019. In March 2020, we announced a temporary suspension of production operations in the Puget Sound area as a result of the COVID-19 pandemic. Production operations in Puget Sound resumed during the week of April 20, 2020, at which point the 737 team resumed preparations for restarting 737 MAX production. We resumed early stages of 737 MAX production in May 2020 and expect to continue to produce at low rates for the remainder of 2020. We have approximately 450 airplanes in inventory as of June 30, 2020.
The COVID-19 pandemic has significantly impacted air travel and reduced near-term demand, resulting in lower production and delivery rate assumptions. During the first quarter of 2020, we lowered our production rate assumptions in response to COVID-19 impacts to expected demand. During the second quarter of 2020, we further delayed our production rate ramp assumptions and now expect to gradually increase the production rate to 31 by the beginning of 2022. We expect further gradual production rate increases in subsequent periods based on market demand. We have assumed that the timing of regulatory approvals will enable 737 MAX deliveries to resume during the fourth quarter of 2020. A number of customers have requested to defer deliveries or to cancel orders for 737 MAX aircraft, which may require us to remarket and/or delay deliveries of certain aircraft included within inventory. We expect that the majority of the approximately 450 737 MAX airplanes in inventory will be delivered during the first year after the resumption of deliveries.
During 2019, the cumulative impacts of changes to assumptions regarding timing of return to service and timing of planned production rates and deliveries increased the estimated costs to produce and deliver the 3,100 undelivered aircraft then included in the accounting quantity by approximately $6.3 billion. During 2020, additional reductions in planned production rates further increased the estimated costs to produce and deliver aircraft included in the accounting quantity, but were partially offset by headcount and other cost reductions. These costs will result in lower 737 margins in future periods after deliveries resume.
During the first quarter of 2020, we reduced the number of aircraft included in the accounting quantity by 400 units as a result of reductions to planned production rates due to COVID-19 driven market uncertainties. The accounting quantity was unchanged during the second quarter. As we continue to produce at abnormally low production rates in 2020 and 2021, we expect to incur approximately $5 billion of abnormal production costs that are being expensed as incurred. The slowdown in the planned production rate ramp-up increased expected abnormal costs however this increase was offset by adjustments to the determination of the normal production level due to COVID-19 impacts on customer demand, as well as cost reduction activities, including significant reductions in employment levels. We expensed $712 and $1,509 of abnormal production costs during the three and six months ended June 30, 2020.
We have also recorded additional expenses of $121 as a result of the 737 MAX grounding in the first half of 2020. These expenses include costs related to storage, pilot training and software updates.

The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during 2020.

2020
Beginning balance – January 1	$7,389
Reductions for payments made	(1,211)
Reductions for concessions and other in-kind considerations	(35)
Changes in estimates	521
Ending balance – June 30	$6,664

We are working with our customers to minimize the impact to their operations from grounded and undelivered aircraft. We continue to reassess the liability for estimated potential concessions and other considerations to customers on a quarterly basis. This reassessment includes updating estimates to reflect revisions to return to service, delivery and production rate assumptions driven by timing of regulatory approvals, as well as latest information based on engagements with 737 MAX customers. The liability represents our current best estimate of future concessions and other considerations to customers, and is necessarily based on a series of assumptions. It is subject to change in future quarters as negotiations with customers mature and timing and conditions of return to service are better understood. The liability balance of $6.7 billion at June 30, 2020 includes $1.9 billion expected to be liquidated by lower customer delivery payments, $1.1 billion expected to be paid in cash and $0.1 billion in other concessions. Of the cash payments to customers, we expect to pay $0.4 billion in 2020 and $0.5 billion in 2021. The type of consideration to be provided for the remaining $3.6 billion will depend on the outcomes of negotiations with customers.
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
Commercial air traffic has fallen dramatically due to the COVID-19 pandemic. While this trend has impacted passenger traffic most severely, near-term cargo traffic has also fallen significantly due to the global economic downturn and the reduction in cargo capacity on passenger airplanes. Airlines have significantly reduced their capacity, and many could implement further reductions in the near future. Many airlines are also implementing significant reductions in staffing. These capacity changes are causing, and are expected to continue to cause, negative impacts to our customers’ revenue, earnings, and cash flow, and in some cases may threaten the future viability of some of our customers, potentially causing defaults within our customer financing portfolio and/or requiring us to remarket aircraft that have already been produced and/or are currently in backlog. If 737 MAX aircraft remain grounded for an extended period of time, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result of the COVID-19 pandemic and associated impacts on demand. Our customers may also lack sufficient liquidity to purchase new aircraft due to impacts from the pandemic. We are also observing a significant increase in the number of requests for payment deferrals, contract modifications, lease restructurings and similar actions, and these trends may lead to additional earnings charges, impairments and other adverse financial impacts in our business over time. In addition, to the extent that customers have valid rights to cancel undelivered aircraft, we may be required to refund pre-delivery payments, putting additional constraints on our liquidity.  In addition to the near-term impact, there is risk that the industry implements longer-term strategies involving reduced capacity, shifting route patterns, and mitigation strategies related to impacts from COVID-19 and the risk of future public health crises. In addition, airlines may experience reduced demand due to reluctance by the flying public to travel due to travel restrictions and/or social distancing requirements.
As a result, there is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. The COVID-19 pandemic also has increased, and its aftermath is also expected to continue to increase, uncertainty with respect to global trade volumes, putting significant negative pressure on cargo traffic. Any of these factors would have a significant impact on the demand for both single-aisle and wide-body commercial aircraft, as well as for the services we provide to commercial airlines. In addition, a lengthy period of reduced industry-wide demand for commercial aircraft would put additional pressure on our suppliers, resulting in increased procurement costs and/or additional supply chain disruption. To the extent that the COVID-19 pandemic or its aftermath further impacts demand for our products and services or impairs the viability of some of our customers and/or suppliers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.
Environmental
The following table summarizes environmental remediation activity during the six months ended June 30, 2020 and 2019.

	2020	2019
Beginning balance – January 1	$570	$555
Reductions for payments made	(21)	(24)
Changes in estimates	11	17
Ending balance – June 30	$560	$548

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2020 and December 31, 2019, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,088 and $1,077.
Product Warranties
The following table summarizes product warranty activity recorded during the six months ended June 30, 2020 and 2019.

	2020	2019
Beginning balance – January 1	$1,267	$1,127
Additions for current year deliveries	34	83
Reductions for payments made	(149)	(64)
Changes in estimates	395	(83)
Ending balance – June 30	$1,547	$1,063

The increase in the product warranty reserve during the six months ended June 30, 2020 is primarily driven by charges related to “pickle forks” on 737NG aircraft. During 2019, we detected cracks in the "pickle forks", a frame fitting component of the structure connecting the wings to the fuselages of 737NG aircraft. We notified the FAA, which issued a directive requiring that certain 737NG airplanes be inspected. We have estimated the number of aircraft that will have to be repaired in the future and provisioned for the estimated costs of completing the repairs. We recognized charges of $135 in 2019 for current and projected future aircraft repairs. During the first quarter of 2020, we recognized additional charges of $336 based on revised engineering and fleet utilization estimates as well as updated repair cost estimates. We cannot estimate a range of reasonably possible losses, if any, in excess of amounts recognized due to the ongoing nature of the inspections and repairs and pending the completion of investigations into the cause of the condition.
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
Trade-in commitment agreements at June 30, 2020 have expiration dates from 2020 through 2026. At June 30, 2020 and December 31, 2019 total contractual trade-in commitments were $1,165 and $1,407. As of June 30, 2020 and December 31, 2019, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $621 and $711 and the fair value of the related trade-in aircraft was $602 and $678.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $12,784 and $13,377 as of June 30, 2020 and December 31, 2019. The estimated earliest potential funding dates for these commitments as of June 30, 2020 are as follows:

Total
July through December 2020	$2,462
2021	2,472
2022	1,368
2023	1,755
2024	1,373
Thereafter	3,354
$12,784

As of June 30, 2020, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Funding Commitments
We have commitments to make additional capital contributions of $243 to joint ventures over the next seven years.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,761 and $3,769 as of June 30, 2020 and December 31, 2019.
United States Government Defense Environment Overview
The Bipartisan Budget Act of 2019 raised the Budget Control Act limits on federal discretionary defense and non-defense spending for fiscal years 2020 and 2021 (FY20 and FY21), reducing budget uncertainty and the risk of sequestration. The consolidated appropriations acts for FY20, enacted in December 2019, provided FY20 appropriations for government departments and agencies, including the U.S. DoD, the National Aeronautics and Space Administration (NASA) and the FAA. In February 2020, the U.S. administration submitted its request for $740.5 billion in base national defense spending for FY21, congruent with the amended spending limit.
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
BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, KC-46A Tanker, MQ-25, T-7A Red Hawk, VC-25B and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. For example, we have recorded a reach-forward loss of $978 on KC-46A Tanker in the first half of 2020. The KC-46A Tanker reach-forward loss in the first quarter of 2020 reflects $551 of costs associated with the agreement signed in April 2020 with the U.S. Air Force (USAF) to develop and integrate a new Remote Vision System, and the remaining costs reflect productivity inefficiencies and COVID-19 related factory disruption. Moreover, our fixed-price development programs remain subject to additional reach-forward losses if we experience further production, technical or quality issues, schedule delays, or increased costs.
KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force to design, develop, manufacture and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract and involves highly complex designs and systems integration. Since 2016, the USAF has authorized five low rate initial production (LRIP) lots for a total of 67 aircraft. The EMD contract and authorized LRIP lots are valued at approximately $15 billion.
At June 30, 2020, we had approximately $374 of capitalized precontract costs and $548 of potential termination liabilities to suppliers.
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

Severance
During the second quarter of 2020, the Company recorded severance costs of $652 that are expected to be paid during 2020 to approximately 19,000 employees expected to leave the Company through a combination of voluntary and involuntary terminations. The severance packages are consistent with the Company’s ongoing compensation and benefits plans. As of June 30, 2020 approximately 6,000 employees had left the Company and the remaining 13,000 employees are expected to leave in the third and fourth quarter of 2020. The remaining liability at June 30, 2020 was $405. In July 2020, the Company announced that the prolonged impact of COVID-19, further reductions in production rates and lower demand for commercial services will result in further assessments of the size of the Company’s workforce to align with a smaller market.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2020	December 31 2019	June 30 2020	December 31 2019	June 30 2020	December 31 2019
Contingent repurchase commitments	$1,480	$1,570	$1,480	$1,570
Indemnifications to ULA:
Contributed Delta inventory	30	30
Inventory supply agreement	34	34
Questioned costs		317				$48
Credit guarantees	92	92	35	36	$24	16

Contingent Repurchase Commitments The repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
Indemnifications to ULA During the first quarter of 2020, the USAF and ULA reached a settlement regarding previously questioned deferred support and deferred production costs. As part of the settlement the USAF agreed to reimburse ULA for $307 of those costs, which was received by ULA in the second quarter. The settlement substantially retires our indemnification risks to ULA.
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
Note 12 – Debt
In the first quarter of 2020, we entered into a $13,825, two-year delayed draw term loan facility, which includes additional commitments made subsequent to the initial closing date. As of June 30, 2020, we have fully drawn on the $13,825 delayed draw term loan facility, with February 6, 2022 as the final maturity date. Borrowings outstanding bear interest at the Eurodollar rate (determined in accordance with the delayed draw term loan facility agreement) plus between 0.75% and 1.25%, depending on our credit rating.
In the second quarter of 2020, we issued $25,000 of fixed rate senior notes consisting of $3,000 due May 1, 2023 that bear an annual interest rate of 4.508%, $3,500 due May 1, 2025 that bear an annual interest rate of 4.875%, $2,000 due May 1, 2027 that bear an annual interest rate of 5.04%, $4,500 due May 1, 2030 that bear an annual interest rate of 5.15%, $3,000 due May 1, 2040 that bear an annual interest rate of 5.705%, $5,500 due May 1, 2050 that bear an annual interest rate of 5.805%, and $3,500 due May 1, 2060 that bear an annual interest rate of 5.93%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $24,802, after deducting underwriting discounts, commissions, and offering expenses.
Note 13 – Postretirement Plans
The components of net periodic benefit (income)/cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2020	2019	2020	2019
Service cost	$1	$2	$1	$1
Interest cost	1,228	1,462	614	731
Expected return on plan assets	(1,878)	(1,930)	(939)	(965)
Amortization of prior service credits	(40)	(40)	(20)	(20)
Recognized net actuarial loss	516	321	258	160
Settlement/curtailment/other losses	3		3
Net periodic benefit income	($170)	($185)	($83)	($93)

Net periodic benefit cost included in Loss from operations	$1	$158	$1	$80
Net periodic benefit income included in Other income, net	(171)	(187)	(84)	(94)
Net periodic benefit income included in Loss before income taxes	($170)	($29)	($83)	($14)

	Six months ended June 30		Three months ended June 30
Other Postretirement Plans	2020	2019	2020	2019
Service cost	$43	$39	$22	$20
Interest cost	72	98	36	49
Expected return on plan assets	(5)	(4)	(3)	(2)
Amortization of prior service credits	(17)	(18)	(8)	(9)
Recognized net actuarial gain	(23)	(23)	(11)	(12)
Net periodic benefit cost	$70	$92	$36	$46

Net periodic benefit cost included in Loss from operations	$44	$45	$23	$23
Net periodic benefit cost included in Other income, net	27	53	14	26
Net periodic benefit cost included in Loss before income taxes	$71	$98	$37	$49

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
Performance Awards
On February 28, 2020, we granted to our executives performance awards as part of our long-term incentive program with a payout based on the achievement of financial goals for the three-year period ending December 31, 2022. At June 30, 2020, the minimum payout amount is $0 and the maximum amount we could be required to pay out is $305.

Note 15 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the six and three months ended June 30, 2020 and 2019 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2019	($101)		($62)	($14,920)		($15,083)
Other comprehensive (loss)/income before reclassifications	(2)	1	(17)	8		(10)
Amounts reclassified from AOCI			(3)	188	(2)	185
Net current period Other comprehensive (loss)/income	(2)	1	(20)	196		175
Balance at June 30, 2019	($103)	$1	($82)	($14,724)		($14,908)

Balance at January 1, 2020	($128)	$1	($84)	($15,942)		($16,153)
Other comprehensive (loss)/income before reclassifications	(33)		(186)	(12)		(231)
Amounts reclassified from AOCI			12	347	(2)	359
Net current period Other comprehensive (loss)/income	(33)		(174)	335		128
Balance at June 30, 2020	($161)	$1	($258)	($15,607)		($16,025)

Balance at March 31, 2019	($100)	$1	($53)	($14,817)		($14,969)
Other comprehensive (loss)/income before reclassifications	(3)		(28)			(31)
Amounts reclassified from AOCI			(1)	93	(2)	92
Net current period Other comprehensive (loss)/income	(3)		(29)	93		61
Balance at June 30, 2019	($103)	$1	($82)	($14,724)		($14,908)

Balance at March 31, 2020	($205)	$1	($357)	($15,772)		($16,333)
Other comprehensive (loss)/income before reclassifications	44		89	(12)		121
Amounts reclassified from AOCI			10	177	(2)	187
Net current period Other comprehensive (loss)/income	44		99	165		308
Balance at June 30, 2020	($161)	$1	($258)	($15,607)		($16,025)

(1)	Net of tax.

(2)
Primarily relates to amortization of actuarial losses for the six and three months ended June 30, 2019 totaling $233 and $115 (net of tax of ($65) and ($33)) and for the six and three months ended June 30, 2020 totaling $390 and $197 (net of tax of ($103) and ($50)). These are included in the net periodic pension cost.

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

We continue to monitor the effects of the COVID-19 pandemic on our commodity cash flow hedges, including reductions in our forecasted purchases of certain commodities. As of June 30, 2020, the impact of the COVID-19 pandemic on our cash flow hedges was not significant.
Derivative Instruments Not Receiving Hedge Accounting Treatment
We have entered into agreements to purchase and sell aluminum to address long-term strategic sourcing objectives and non-U.S. business requirements. These agreements are derivative instruments for accounting purposes. The quantities of aluminum in these agreements offset and are priced at prevailing market prices. We also hold certain foreign currency forward contracts and commodity swaps which do not qualify for hedge accounting treatment.
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2020	December 31 2019	June 30 2020	December 31 2019	June 30 2020	December 31 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3,233	$2,590	$7	$29	($165)	($60)
Commodity contracts	366	645	2	4	(119)	(72)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	399	285	7	1	(6)	(6)
Commodity contracts	796	1,644			(25)
Total derivatives	$4,794	$5,164	$16	$34	($315)	($138)
Netting arrangements			(14)	(20)	14	20
Net recorded balance			$2	$14	($301)	($118)

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($112)	$31	$85	$9
Commodity contracts	(74)	(48)	4	(37)

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Foreign exchange contracts
Revenues	($1)	$6		$1
Costs and expenses	(6)	(12)	($5)	(7)
General and administrative	(5)	9	(5)	8
Commodity contracts
Costs and expenses	(3)	1	(2)
General and administrative expense	(1)		(1)	(1)

Gains related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were $6 and $1 for the six and three months ended June 30, 2020 and $2 and $0 for the six and three months ended June 30, 2019.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $33 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2020 was $54. At June 30, 2020, there was no collateral posted related to our derivatives.
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

	June 30, 2020			December 31, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$8,877	$8,877		$2,562	$2,562
Available-for-sale debt investments:
Commercial paper	93		$93	108		$108
Corporate notes	321		321	242		242
U.S. government agencies				55	55
Other equity investments	40	40		33	33
Derivatives	2		2	14		14
Total assets	$9,333	$8,917	$416	$3,014	$2,650	$364
Liabilities
Derivatives	($301)		($301)	($118)		($118)
Total liabilities	($301)		($301)	($118)		($118)

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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2020		2019
	Fair Value	Total Losses	Fair Value	Total Losses
Customer financing assets	$71	($17)	$10	($1)
Investments	64	(49)	72	(51)
Property, plant and equipment	82	(59)	41	(1)
Other Assets and Acquired intangible assets	201	(155)	3	(17)
Total	$418	($280)	$126	($70)

Investments, Property, plant and equipment, Other assets and Acquired intangible assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. The fair value of the impaired customer financing assets is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the year ended June 30, 2020, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Customer financing assets	$71	Market approach	Aircraft value publications	$57 - $118(1) Median $79
			Aircraft condition adjustments	($8) - $0(2) Net ($8)

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2020
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$433	$429		$429
Liabilities
Debt, excluding commercial paper and capital lease obligations	(58,788)	(61,367)		(61,350)	($17)

	December 31, 2019
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$443	$444		$444
Liabilities
Debt, excluding capital lease obligations and commercial paper	(20,964)	(23,119)		(23,081)	($38)

The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2020 and December 31, 2019. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
The transaction documents permitted either party to terminate the proposed partnership beginning on April 24, 2020, provided that certain closing conditions were not met. Based on Embraer’s failure to satisfy required closing conditions, we exercised our contractual termination right during the second quarter of 2020, which Embraer has disputed. We would have been required to pay a termination fee of $100 had the transaction been terminated due to a failure to obtain antitrust approvals. Because the transaction was terminated due to a failure by Embraer to meet other closing conditions, we do not expect to be required to pay a termination fee in connection with the termination of the transaction. Boeing and Embraer are arbitrating their dispute over Boeing’s termination of the agreement. We cannot reasonably estimate a range of loss, if any, that may result from the arbitration.
Note 19 – Segment and Revenue Information
Effective at the beginning of 2020, certain programs were realigned between our BDS segment and Unallocated items, eliminations and other. Business segment data for 2019 has been adjusted to reflect the realignment.
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
BCA revenues by customer location consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Revenue from contracts with customers:
Europe	$2,302	$2,684	$332	$1,023
Asia	1,464	7,534	305	4,360
Middle East	556	1,805	7	695
Other	453	2,367	142	829
Total non-U.S. revenues	4,775	14,390	786	6,907
United States	3,557	7,587	1,383	3,417
Estimated potential concessions and other considerations to 737 MAX customers, net	(521)	(5,610)	(551)	(5,610)
Total revenues from contracts with customers	7,811	16,367	1,618	4,714
Intersegment revenues eliminated on consolidation	27	177	15	8
Total segment revenues	$7,838	$16,544	$1,633	$4,722

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	99%	99%	99%	99%

BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Revenue from contracts with customers:
U.S. customers	$9,153	$9,719	$4,837	$4,836
Non U.S. customers(1)	3,477	3,447	1,751	1,743
Total segment revenue from contracts with customers	$12,630	$13,166	$6,588	$6,579

Revenue recognized over time	99%	99%	99%	99%

Revenue recognized on fixed-price contracts	68%	69%	69%	69%

Revenue from the U.S. government(1)	89%	88%	89%	89%

(1)	Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Revenue from contracts with customers:
Commercial	$3,894	$5,111	$1,371	$2,526
Government	4,099	3,974	2,066	1,977
Total revenues from contracts with customers	7,993	9,085	3,437	4,503
Intersegment revenues eliminated on consolidation	123	77	51	40
Total segment revenues	$8,116	$9,162	$3,488	$4,543

Revenue recognized at a point in time	49%	57%	41%	57%

Revenue recognized on fixed-price contracts	88%	89%	86%	90%

Revenue from the U.S. government(1)	40%	32%	46%	32%

(1)	Includes revenues earned from foreign military sales through the U.S. government.
Backlog
Our total backlog represents the estimated transaction prices on performance obligations to our customers for which work remains to be performed. Backlog is converted into revenue in future periods as work is performed, primarily based on the cost incurred or at delivery and acceptance of products, depending on the applicable accounting method.
Our backlog at June 30, 2020 was $408,650. We expect approximately 27% to be converted to revenue through 2021 and approximately 70% through 2024, with the remainder thereafter. The future periods when backlog is expected to convert to revenue could be impacted if the timing of aircraft deliveries is adjusted due to COVID-19 impacts.

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

	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Share-based plans	($43)	($36)	($25)	($22)
Deferred compensation	73	(129)	(120)	(27)
Amortization of previously capitalized interest	(50)	(45)	(27)	(21)
Research and development expense, net	(116)	(183)	(62)	(105)
Customer financing impairment		(250)
Litigation		(109)		(109)
Eliminations and other unallocated items	(515)	(458)	(244)	(214)
Unallocated items, eliminations and other	($651)	($1,210)	($478)	($498)

Pension FAS/CAS service cost adjustment	$513	$549	$258	$275
Postretirement FAS/CAS service cost adjustment	189	180	97	90
FAS/CAS service cost adjustment	$702	$729	$355	$365

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

Assets
Segment assets are summarized in the table below:

	June 30 2020	December 31 2019
Commercial Airplanes	$80,160	$73,995
Defense, Space & Security	15,407	15,757
Global Services	18,438	18,605
Boeing Capital	2,116	2,269
Unallocated items, eliminations and other	46,751	22,999
Total	$162,872	$133,625

Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, Deferred tax assets, capitalized interest and assets managed centrally on behalf of the four principal business segments and intercompany eliminations. From December 31, 2019 to June 30, 2020, assets in BCA increased primarily due to higher inventory balances and assets in Unallocated items, eliminations, and other increased due to higher cash and short-term investment balances from debt issued during the first half of 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2020, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
July 29, 2020

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

(1)
the COVID-19 pandemic and related government actions, including with respect to our operations and access to suppliers, our liquidity, the health of our customers and suppliers, and future demand for our products and services;

(2)	the 737 MAX, including the timing and conditions of 737 MAX regulatory approvals, lower than planned production rates and/or delivery rates, and increased considerations to customers and suppliers;

(3)	general conditions in the economy and our industry, including those due to regulatory changes;

(4)	our reliance on our commercial airline customers;

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
The aerospace industry is facing an unprecedented shock to demand for air travel which creates a tremendous challenge for our customers, our business and the entire aerospace manufacturing and services sector. The latest IATA forecast projects full-year passenger traffic to be down 55% this year compared to 2019 as global economic activity slows down due to COVID-19 and governments severely restrict travel to contain the spread of the virus.
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
We currently expect it will take approximately three years for travel to return to 2019 levels and a few years beyond that for the industry to return to long-term trend growth. To balance the supply and demand given the COVID-19 shock and to preserve our long-term potential and competitiveness, we are reducing the production rates of several of our Commercial Airplanes (BCA) programs. These rate decisions are based on our ongoing assessments of the demand environment. There is significant uncertainty with respect to when commercial air traffic levels will recover, and whether, and at what point, capacity will return to and/or exceed pre-COVID-19 levels. We will closely monitor the key factors that affect backlog and future demand including customers’ evolving fleet plans, the wide-body replacement cycle and the cargo market. We will maintain a disciplined rate management process, and make adjustments as appropriate in the future.
At Global Services (BGS), we are seeing a direct impact on our commercial supply chain business as fewer flights and more aircraft retirements result in a decreased demand for our parts and logistics offerings. Additionally, our commercial customers are curtailing discretionary spending, such as modifications and upgrades and focusing on required maintenance. Similar to BCA, we expect a multi-year recovery period for the commercial services business. The demand outlook for our government services business, which in 2019 accounted for just under half of BGS revenue, remains stable.
At Defense, Space & Security (BDS), we continue to see a healthy market with solid demand for our major platforms and programs both domestically and internationally. Despite some near-term production impacts associated with our temporary suspension of operations at various locations, we believe that our portfolio of programs and technologies remains well aligned to our customers’ missions and well positioned to address their current needs.
In March and April of 2020, we temporarily suspended operations at multiple locations including the Puget Sound area, South Carolina and Philadelphia. Operations in Puget Sound and Philadelphia resumed during the week of April 20, while operations in South Carolina resumed beginning on May 3. We have implemented procedures to promote employee safety in our facilities, including more frequent and enhanced cleaning and adjusted schedules and work flows to support physical distancing. These actions have resulted, and will continue to result, in increased operating costs. In addition, a number of our suppliers have suspended or otherwise reduced their operations, and we are experiencing some supply chain shortages. Our suppliers are also experiencing liquidity pressures and disruptions to their operations as a result of COVID-19. We also continue to have large numbers of employees working from home. These measures and disruptions have reduced overall productivity and adversely impacted our financial position, results of operations, and cash flows in the first half of 2020. We expect further adverse impacts in future quarters.

Loss From Operations and Core Operating Loss (Non-GAAP)
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Revenues	$28,715	$38,668	$11,807	$15,751

GAAP
Loss from operations	($4,317)	($1,030)	($2,964)	($3,380)
Operating margins	(15.0)%	(2.7)%	(25.1)%	(21.5)%
Effective income tax rate	38.4%	27.5%	30.0%	14.2%
Net loss attributable to Boeing Shareholders	($3,004)	($793)	($2,376)	($2,942)
Diluted loss per share	($5.31)	($1.40)	($4.20)	($5.21)

Non-GAAP (1)
Core operating loss	($5,019)	($1,759)	($3,319)	($3,745)
Core operating margins	(17.5%)	(4.5%)	(28.1%)	(23.8%)
Core loss per share	($6.49)	($2.60)	($4.79)	($5.82)

(1)
These measures exclude certain components of pension and other postretirement benefit expense. See page 53 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Commercial Airplanes	$7,838	$16,544	$1,633	$4,722
Defense, Space & Security	12,630	13,166	6,588	6,579
Global Services	8,116	9,162	3,488	4,543
Boeing Capital	134	141	69	75
Unallocated items, eliminations and other	(3)	(345)	29	(168)
Total	$28,715	$38,668	$11,807	$15,751
Revenues for the six months ended June 30, 2020 decreased by $9,953 million compared with the same period in 2019 due to lower revenues across all four of our segments. Revenues for each of our segments have been adversely impacted by COVID-19. BCA revenues decreased by $8,706 million due to lower deliveries driven by the impacts of the COVID-19 pandemic and the 737 MAX grounding, offset by lower charges related to estimated potential concessions and other considerations to 737 MAX customers. BDS revenues decreased by $536 million primarily due to the unfavorable impact of cumulative contract catch-up adjustments for the KC-46A Tanker program. BGS revenues decreased by $1,046 million primarily due to lower commercial services revenue driven by impacts of the COVID-19 pandemic. The changes in Unallocated items, eliminations and other primarily reflect the timing of eliminations for intercompany aircraft deliveries, as well as reserves related to cost accounting litigation recorded in 2019. We expect the impacts of the COVID-19 pandemic to continue to significantly impact revenues in future quarters until the commercial airline industry recovers.
Revenues for the three months ended June 30, 2020 decreased by $3,944 million compared with the same period in 2019. BCA revenues decreased by $3,089 million due to lower wide-body and narrow-body deliveries. Revenues in both periods were adversely impacted by the 737 MAX grounding. This decrease was partially offset by lower charges related to estimated potential concessions and other considerations to 737 MAX customers. BGS revenues decreased by $1,055 million due to lower commercial services revenue driven by impacts of the COVID-19 pandemic. The changes in Unallocated items, eliminations and other primarily reflect reserves related to cost accounting litigation recorded in 2019.
Loss/Earnings From Operations
The following table summarizes (Loss)/earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Commercial Airplanes	($4,830)	($3,773)	($2,762)	($4,946)
Defense, Space & Security	409	1,827	600	975
Global Services	36	1,340	(672)	687
Boeing Capital	17	57	(7)	37
Segment operating loss	(4,368)	(549)	(2,841)	(3,247)
Pension FAS/CAS service cost adjustment	513	549	258	275
Postretirement FAS/CAS service cost adjustment	189	180	97	90
Unallocated items, eliminations and other	(651)	(1,210)	(478)	(498)
Loss from operations (GAAP)	($4,317)	($1,030)	($2,964)	($3,380)
FAS/CAS service cost adjustment *	(702)	(729)	(355)	(365)
Core operating loss (Non-GAAP) **	($5,019)	($1,759)	($3,319)	($3,745)

*	The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.

**	Core operating loss is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See page 53.
Loss from operations for the six months ended June 30, 2020 increased by $3,287 million compared with the same period in 2019 primarily driven by our BCA, BDS and BGS segments. Earnings/loss from operations for each of our segments were adversely impacted by COVID-19. BCA loss from operations of $4,830 million for the six months ended June 30, 2020 primarily reflects the continued absence of MAX deliveries, lower wide-body margins and deliveries resulting from COVID-19, abnormal production costs, severance costs and 737NG frame fitting component repair costs. BCA loss from operations of $3,773 million for the six months ended June 30, 2019 primarily reflects the absence of 737 MAX deliveries and charges of $5,610 million for estimated 737 MAX customer considerations. BDS earnings decreased by $1,418 million, primarily due to charges of $978 million on KC-46A Tanker, a $168 million charge in the first quarter of 2020 on VC-25B, as well as gains on property sales in 2019. For discussion regarding BDS Fixed-Price Development Contracts see Note 10 to our Condensed Consolidated Financial Statements. BGS earnings from operations decreased by $1,304 million primarily due to lower commercial services revenue, and $923 million of charges related to asset impairments and severance costs as a result of the COVID-19 market environment. We expect the impacts of the COVID-19 pandemic to continue to reduce earnings in future quarters until the commercial airline industry recovers.
Loss from operations for the three months ended June 30, 2020 decreased by $416 million compared with the same period in 2019 primarily due to lower losses at BCA, partially offset by decreases in earnings from operations at BDS and BGS. BCA loss from operations decreased $2,184 million, primarily due to lower charges related to estimated potential concessions and other considerations to 737 MAX customers, partially offset by the continued absence of 737 MAX deliveries, lower wide-body margins and deliveries resulting from COVID-19, abnormal production costs, and severance costs. BDS earnings decreased $375 million primarily due to a gain on property sale in 2019 and a charge on the KC-46A Tanker program in 2020. BGS earnings decreased $1,359 million primarily due to lower commercial services revenue, and $923 million of charges related to asset impairments and severance costs as a result of the COVID-19 market environment.
Core operating loss for the six and three months ended June 30, 2020 increased by $3,260 million and decreased by $426 million compared with the same periods in 2019 primarily due to losses and earnings from operations at BCA, BDS and BGS as described above.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Share-based plans	($43)	($36)	($25)	($22)
Deferred compensation	73	(129)	(120)	(27)
Amortization of previously capitalized interest	(50)	(45)	(27)	(21)
Research and development expense, net	(116)	(183)	(62)	(105)
Customer financing impairment		(250)
Litigation		(109)		(109)
Eliminations and other unallocated items	(515)	(458)	(244)	(214)
Unallocated items, eliminations and other	($651)	($1,210)	($478)	($498)
Deferred compensation expense decreased by $202 million and increased by $93 million for the six and three months ended June 30, 2020 compared with the same periods in 2019 primarily driven by changes in our stock price and broad market conditions.
Research and development expense decreased by $67 million and $43 million for the six and three months ended June 30, 2020 compared with the same periods in 2019 primarily due to decreased spending by Boeing NeXt on product development.
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
Net periodic pension benefit costs included in Loss from operations were as follows:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2020	2019	2020	2019
Allocated to business segments	($514)	($707)	($259)	($355)
Pension FAS/CAS service cost adjustment	513	549	258	275
Net periodic benefit cost included in Loss from operations	($1)	($158)	($1)	($80)
The pension FAS/CAS service cost adjustment recognized in earnings/loss in 2020 is largely consistent with the same periods in the prior year. The decrease in net periodic benefit costs included in Loss from operations in 2020 was primarily due to lower service costs reflecting the transition of employees to defined contribution retirement savings plans.
For discussion related to Postretirement Plans, see Note 13 to our Condensed Consolidated Financial Statements.
Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Loss from operations	($4,317)	($1,030)	($2,964)	($3,380)
Other income, net	206	213	94	107
Interest and debt expense	(815)	(277)	(553)	(154)
Loss before income taxes	(4,926)	(1,094)	(3,423)	(3,427)
Income tax benefit	1,890	301	1,028	485
Net loss from continuing operations	(3,036)	(793)	(2,395)	(2,942)
Less: Net loss attributable to noncontrolling interest	(32)		(19)
Net loss attributable to Boeing Shareholders	($3,004)	($793)	($2,376)	($2,942)
Other income, net decreased by $7 million and $13 million during the six and three months ended June 30, 2020, primarily due to higher foreign exchange losses and lower non-operating pension income, partially offset by lower non-operating postretirement expense. Non-operating postretirement expense was $27 million and $14 million during the six and three months ended June 30, 2020 compared with $53 million and $26 million during the same periods in 2019.
Higher Interest and debt expense for the six and three months ended June 30, 2020 is a result of higher debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2020	2019	Change	2020	2019	Change
Cost of sales	$29,746	$36,455	($6,709)	$12,978	$17,810	($4,832)
Cost of sales as a % of Revenues	103.6%	94.3%	9.3%	109.9%	113.1%	(3.2)%
Cost of sales for the six and three months ended June 30, 2020 decreased by $6,709 million, or 18% and by $4,832 million, or 27% compared with the same periods in 2019, primarily due to lower revenue, partially offset by COVID-19 related charges at BCA, BDS, and BGS and abnormal production costs related to 737

MAX in 2020. Cost of sales as a percentage of Revenues increased during the six months ended June 30, 2020 compared with the same period in 2019 due to the impacts of the 737 MAX grounding and COVID-19. Cost of sales as a percentage of Revenues decreased during the three months ended June 30, 2020 compared with the same period in 2019 primarily due to the second quarter 2019 charge for the 737 MAX grounding, partially offset by the second quarter 2020 impacts of the 737 MAX grounding and COVID-19.
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Commercial Airplanes	$786	$1,062	$361	$498
Defense, Space & Security	330	374	167	190
Global Services	65	73	35	33
Other	116	183	62	105
Total	$1,297	$1,692	$625	$826
Research and development expense decreased by $395 million and $201 million during the six and three months ended June 30, 2020 compared to the same periods in 2019, primarily due to lower spending on 777X and product development.
Backlog

(Dollars in millions)	June 30 2020	December 31 2019
Commercial Airplanes	$325,674	$376,593
Defense, Space & Security	64,286	63,691
Global Services	18,168	22,902
Unallocated items, eliminations and other	522	217
Total Backlog	$408,650	$463,403

Contractual backlog	$385,389	$436,473
Unobligated backlog	23,261	26,930
Total Backlog	$408,650	$463,403
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The decrease during the six months ended June 30, 2020 was primarily due to aircraft order cancellations, a reduction for orders that in our assessment no longer meet the accounting requirements of ASC 606 for inclusion in backlog, changes in projected price escalation and deliveries in excess of new orders. We are experiencing fewer new 737 MAX orders than we were receiving prior to the grounding. If 737 MAX aircraft remain grounded for an extended period of time, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result of the COVID-19 pandemic and associated impacts on demand.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease during the six months ended June 30, 2020 was primarily due to reclassifications to contractual backlog related to BGS and BDS contracts.
Additional Considerations
Global Trade The global economy is currently experiencing significant adverse impacts due to the COVID-19 pandemic, including a decline in overall trade. There is a great deal of uncertainty regarding the duration, scale, and localization of these impacts to the global economy and governments are enacting a wide range of responses to mitigate the unfolding economic impacts. We are closely monitoring the current impact and potential future economic consequences of COVID-19 to the global economy, the aerospace sector, and our Company. These adverse economic impacts have resulted in fewer orders than previously anticipated for our commercial aircraft.
In addition, we continually monitor the global trade environment for changes in tariffs, trade agreements, sanctions or other potential geopolitical economic developments that may impact the Company.
Beginning in June 2018, the U.S. Government has imposed tariffs on steel and aluminum imports. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. In May 2019, the U.S. Government, Mexico and Canada reached an agreement to end the steel and aluminum tariffs between these countries. Implementation of the U.S./Mexico/Canada Free Trade Agreement (USMCA) will also result in lower tariffs. We continue to monitor the potential for any extra costs that may result from the remaining global tariffs.
Since 2018, the U.S. and China imposed tariffs on approximately $34 billion of each other's exports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. Subsequently, the U.S. imposed tariffs on an additional $216 billion in Chinese goods, and China imposed tariffs on an additional $76 billion worth of U.S goods. The U.S. and China Phase I agreement in January 2020 is a positive development for overall trade with China. Negotiations to resolve remaining trade issues continue. Recently, the U.S.-China relationship has become more strained. We are closely monitoring developments for potential adverse impacts to the Company.
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
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Revenues	$7,838	$16,544	$1,633	$4,722
Loss from operations	($4,830)	($3,773)	($2,762)	($4,946)
Operating margins	(61.6)%	(22.8)%	(169.1)%	(104.7)%
Revenues
Revenues for the six months ended June 30, 2020 decreased by $8,706 million compared with the same period in 2019 due to lower deliveries driven by the impacts of COVID-19 and the 737 MAX grounding. This was offset by lower charges related to estimated potential concessions and other considerations to 737 MAX customers of $521 million in 2020 as compared with $5,610 million for the same period in 2019.

Revenues for the three months ended June 30, 2020 decreased by $3,089 million compared with the same period in 2019 due to lower wide-body and narrow-body deliveries. Revenues in both periods were adversely impacted by the 737 MAX grounding. This revenue decrease from lower deliveries was partially offset by lower charges related to estimated potential concessions and other considerations to 737 MAX customers of $551 million in the second quarter of 2020 compared to $5,610 million in the second quarter of 2019.
The 737 MAX grounding will continue to have a significant impact on future revenues until deliveries resume, and COVID-19 will continue to have a significant impact on future revenues until the commercial airline industry recovers.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	†	787	Total
Deliveries during the first six months of 2020	9	(7)	1	14	(6)	10		36	70
Deliveries during the first six months of 2019	113	(10)	4	22	(14)	22	(1)	78	239
Deliveries during the second quarter of 2020	4	(4)	1	4	(1)	4		7	20
Deliveries during the second quarter of 2019	24	(6)	2	10	(6)	12		42	90
Cumulative deliveries as of 6/30/2020	7,448		1,556	1,190		1,637		975
Cumulative deliveries as of 12/31/2019	7,439		1,555	1,176		1,627		939
* Intercompany deliveries identified by parentheses.
† Aircraft accounted for as revenues by BCA and as operating leases in consolidation identified by parentheses.
Loss From Operations
The loss from operations for the six months ended June 30, 2020 of $4,830 million increased $1,057 million compared with the same period in 2019. The 2020 loss reflects the continued absence of 737 MAX deliveries, lower wide-body deliveries and margins resulting from COVID-19, $1,509 million of abnormal production costs related to 737 MAX, $521 million of 737 MAX customer considerations, $270 million of abnormal production costs from the temporary suspension of operations in response to COVID-19, $336 million related to 737NG frame fitting component repair costs, and $468 million of severance costs. Lower 787 margins reflecting a reduction in the accounting quantity in the first quarter of 2020 and lower production rates also contributed to lower earnings. The 2019 loss primarily reflects the absence of 737 MAX deliveries in the second quarter of 2019 and charges of $5,610 million for estimated 737 MAX customer considerations.
The loss from operations of $2,762 million for the three months ended June 30, 2020 is $2,184 million lower compared with the same period in 2019. The losses in both periods reflect the continued absence of MAX deliveries. The 2019 loss was also driven by charges of $5,610 million for estimated 737 MAX customer considerations. The 2020 loss was driven by lower wide-body deliveries and lower program margins due to COVID-19 impacts, $712 million of abnormal production costs related to 737 MAX, $551 million of charges for 737 MAX customer considerations, $468 million of severance costs and $133 million of abnormal production costs from the temporary suspension of operations in response to COVID-19.
The 737 MAX grounding and COVID-19 will continue to have a significant adverse impact on future earnings and margins until 737 MAX and wide-body deliveries return to historic levels.
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
BCA total backlog decreased from $376,593 million as of December 31, 2019 to $325,674 million at June 30, 2020 reflecting aircraft order cancellations, a reduction for orders that in our assessment no longer meet the accounting requirements of ASC 606 for inclusion in backlog, changes in projected price escalation and deliveries in excess of new orders. Aircraft order cancellations during the six months ended June 30, 2020 totaled $19,755 million and primarily relate to 737 MAX aircraft. The ASC 606 adjustments totaled $23,906 million and primarily relate to 737 MAX aircraft. The ASC 606 adjustments include aircraft orders where a customer controlled contingency now exists, as well as orders where we can no longer assert that the customer is committed to perform or that it is probable that the customer will pay the full amount of consideration when it is due. If 737 MAX aircraft remain grounded for an extended period of time, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may continue to experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result the COVID-19 pandemic.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

	Program
As of 6/30/2020	737	747*	767	777	777X	787	†
Program accounting quantities	10,000	1,574	1,207	1,690	**	1,500
Undelivered units under firm orders	3,595	12	89	46	309	501	(27)
Cumulative firm orders	11,043	1,568	1,279	1,683	309	1,476

As of 12/31/2019	737	747	767	777	777X	787	†
Program accounting quantities	10,400	1,574	1,195	1,690	**	1,600
Undelivered units under firm orders	4,398	17	94	68	309	520	(29)
Cumulative firm orders	11,837	1,572	1,270	1,695	309	1,459

†	Aircraft ordered by BCC are identified in parentheses.

*	At June 30, 2020, the 747 accounting quantity includes one already completed aircraft that has not been sold and is being remarketed.

**	The accounting quantity for the 777X will be determined in the year of first airplane delivery.
Program Highlights
737 Program We reduced the program accounting quantity from 10,400 at December 31, 2019 to 10,000 at March 31, 2020. This reflects a slower than previously planned production rate ramp-up caused by commercial airline industry uncertainty due to the impact of COVID-19. See further discussion of the 737 MAX Grounding and COVID-19 Impacts and Product Warranties in Note 10 to our Condensed Consolidated Financial Statements.
747 Program We are currently producing at a rate of 0.5 aircraft per month. We will complete production of the 747 in 2022. We believe that ending production of the 747 will not have a material impact on our financial position, results of operations or cash flows.

767 Program The accounting quantity for the 767 program increased by 12 units during the second quarter of 2020 due to the program's normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes the commercial program and a derivative to support the KC-46A tanker program. We are currently producing at a rate of 3 aircraft per month.
777 Program In 2013, we launched the 777X, which features a new composite wing, new engines and folding wing-tips. We have experienced issues in engine design and development on the 777X. The first flight of the 777X was completed on January 25, 2020, and first delivery is now targeted for 2022. The 777 and 777X programs have a combined production rate of approximately 5 per month gradually reducing to 2 per month in 2021. We expect to deliver at an average rate of approximately 2.5 per month in 2020.
Market uncertainties driven primarily by the impacts of COVID-19 are resulting in lower planned production rates and creating significant pressure on the 777X program's revenue and cost estimates. Based on our assessment of the probable range of initial accounting quantities, the 777X does not have a reach-forward loss at June 30, 2020. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued market uncertainty, the impacts of COVID-19 on our productivity as well as impacts on our supply chain and customers, production rate adjustments for other commercial aircraft programs, and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in a reach-forward loss on the 777X program in future periods.
787 Program
During the second quarter of 2020, we experienced significant reductions in deliveries due to the impacts of COVID-19 on our customers as well as travel restrictions and the temporary suspension of production operations in the Puget Sound area and South Carolina. Pre-COVID-19, we were producing at a rate of 14 per month and had planned to adjust the 787 production rate to 12 per month in late 2020 and to 10 per month in early 2021. Due to the impacts of COVID-19 on customer demand, we are currently producing at a rate of 10 per month and plan to reduce to 6 per month in 2021. As a result of the planned production rate changes, we reduced the accounting quantity for the 787 program by 100 units during the first quarter of 2020. The 787 program has near breakeven gross margins due to the reductions in the production rates and the reduction in the program accounting quantity. If we are required to further reduce production rates or experience other factors that could result in lower margins, the program could record a reach-forward loss in future periods.
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
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Revenues	$12,630	$13,166	$6,588	$6,579
Earnings from operations	$409	$1,827	$600	$975
Operating margins	3.2%	13.9%	9.1%	14.8%
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
F/A-18 Models	9	10	4	3
F-15 Models	3	5	3	1
CH-47 Chinook (New)	15	7	6
CH-47 Chinook (Renewed)	1	9		5
AH-64 Apache (New)	11	10	9	4
AH-64 Apache (Remanufactured)	32	35	18	13
P-8 Models	6	8	3	5
KC-46 Tanker	6	12	1	5
Total	83	96	44	36

Revenues
BDS revenues for the six months ended June 30, 2020 decreased by $536 million compared with the same period in 2019, primarily due to the unfavorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2020, which was $445 million higher than the comparable period in the prior year. The decrease was also driven by lower volume in KC-46A Tanker and P-8 commercial derivative programs due to COVID-19 disruptions, which were largely offset by higher volume in fighter and surveillance aircraft.
BDS revenues for the three months ended June 30, 2020 increased by $9 million compared with the same period in 2019. Lower volume from COVID-19 disruption in KC-46A Tanker and P-8 commercial derivative programs was more than offset by higher F/A-18 and Space Launch System volume and the impact from cumulative contract catch-up adjustments to revenue. The cumulative contract catch-up adjustments for the three months ended June 30, 2020 was $85 million more favorable than the comparable period in the prior year reflecting less unfavorable adjustments compared to the prior period.
Earnings From Operations
BDS earnings from operations for the six months ended June 30, 2020 decreased by $1,418 million compared with the same period in 2019, primarily due to the unfavorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2020 which were $860 million higher than the prior year primarily due to charges of $978 million on KC-46A Tanker, a $168 million charge in the first quarter of 2020 on VC-25B, as well as gains on property sales in 2019. The KC-46A Tanker reach-forward loss in the first quarter of 2020 reflects $551 million of costs associated with the agreement signed in April 2020 with the U.S. Air Force to develop and integrate a new Remote Vision System, and the remaining costs reflect productivity inefficiencies and COVID-19 related factory disruption. The reach-forward loss on VC-25B was associated with engineering inefficiencies from the COVID-19 environment. We believe these inefficiencies will result in staffing challenges, schedule inefficiencies, and higher costs in the upcoming phases of the program.
BDS earnings from operations for the three months ended June 30, 2020 decreased by $375 million compared with the same period in 2019, due to a gain on property sale in 2019, an increase to the reach-forward loss on KC-46A Tanker of $151 million in 2020 primarily driven by additional fixed cost allocation resulting from lower commercial airplane production volume due to COVID-19, and revenue mix changes. These were partially offset by $84 million of favorable cumulative contract catch-up adjustments for the three months ended June 30, 2020 compared to the prior period due to improved performance.
BDS earnings from operations includes equity earnings of $35 million and equity loss of $2 million for the six and three months ended June 30, 2020 compared to $65 million and $12 million for the same periods in 2019. The year over year variance reflect lower earnings from our United Launch Alliance joint venture.
Backlog
Total backlog of $64,286 million at June 30, 2020 was largely unchanged from December 31, 2019.
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
Some of our development programs are contracted on a fixed-price basis and BDS customers are increasingly seeking fixed-price proposals for new programs. Examples of significant fixed-price development programs include Commercial Crew, KC-46A Tanker, MQ-25, T-7A Red Hawk, VC-25B and commercial and military satellites. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. Many development programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues.
Global Services
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Revenues	$8,116	$9,162	$3,488	$4,543
Earnings/(loss) from operations	$36	$1,340	($672)	$687
Operating margins	0.4%	14.6%	(19.3)%	15.1%
Revenues
BGS revenues for the six and three months ended June 30, 2020 decreased by $1,046 million and $1,055 million compared with the same periods in 2019 primarily due to lower commercial services revenue driven by impacts of the COVID-19 pandemic. These were partially offset by growth in government services revenue. The favorable impact of cumulative contract catch-up adjustments for the six and three months ended June 30, 2020 were $74 million lower and $10 million lower than the comparable periods in the prior year. We expect the impacts of the COVID-19 pandemic to continue to reduce BGS commercial revenues in future quarters until the commercial airline industry environment recovers.
Earnings/Loss From Operations
BGS earnings from operations of $36 million for the six months ended June 30, 2020 was $1,304 million lower than the same period in 2019. Loss from operations for the three months ended June 30, 2020 was $672 million compared with earnings from operations of $687 million in the same period in 2019. The decreases compared with the same periods in 2019 reflect earnings due to lower commercial services revenue, as well as earnings charges in the second quarter of 2020. Second quarter earnings charges included $370 million for higher expected credit losses primarily driven by customer liquidity issues, $237 million of inventory write-downs and $153 million of related impairments of distribution rights primarily driven by airlines' decisions to retire certain aircraft, $99 million of contract termination and facility impairments charges and $64 million for severance costs. These charges reflect the significant impacts of COVID-19 on commercial airline customers’ liquidity and demand for certain products as customers' fleet plans evolve to adapt to the sharp reduction in demand for air travel. While the operating losses incurred in the second quarter of 2020 are not necessarily indicative of future quarters, we expect the impacts of the COVID-19 pandemic to continue to reduce future earnings until the commercial airline industry environment recovers.
The favorable impact of cumulative contract catch-up adjustments for the six and three months ended June 30, 2020 were $64 million lower and $22 million lower than the comparable periods in the prior year.
Backlog
BGS backlog decreased from $22,902 million as of December 31, 2019 to $18,168 million at June 30, 2020, primarily due to a reduction for commercial orders that in our assessment no longer meet the accounting requirements of ASC 606 for inclusion in backlog.

Boeing Capital
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Revenues	$134	$141	$69	$75
Earnings/(loss) from operations	$17	$57	($7)	$37
Operating margins	13%	40%	(10)%	49%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the six and three months ended June 30, 2020 decreased compared with the same periods in 2019 primarily due to lower interest income.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings/loss from operations for the six and three months ended June 30, 2020 decreased compared with the same periods in 2019 primarily due to lower interest income and higher asset impairment expense along with higher provision expense.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2020	December 31 2019
Customer financing and investment portfolio, net	$2,099	$2,251
Other assets, primarily cash and short-term investments	642	535
Total assets	$2,741	$2,786

Other liabilities, primarily deferred income taxes	$390	$432
Debt, including intercompany loans	1,942	1,960
Equity	409	394
Total liabilities and equity	$2,741	$2,786

Debt-to-equity ratio	4.7-to-1	5.0-to-1
BCC’s customer financing and investment portfolio at June 30, 2020 decreased from December 31, 2019 primarily due to $171 million of note payoffs and portfolio run-off, partially offset by new volume.
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

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2020	2019
Net loss	($3,036)	($793)
Non-cash items	2,230	1,335
Changes in working capital	(8,776)	1,656
Net cash (used)/provided by operating activities	(9,582)	2,198
Net cash used by investing activities	(12,686)	(853)
Net cash provided by financing activities	32,742	96
Effect of exchange rate changes on cash and cash equivalents	(11)	(2)
Net increase in cash & cash equivalents, including restricted	10,463	1,439
Cash & cash equivalents, including restricted, at beginning of year	9,571	7,813
Cash & cash equivalents, including restricted, at end of period	$20,034	$9,252
Operating Activities Net cash used by operating activities was $9.6 billion during the six months ended June 30, 2020, compared with cash provided of $2.2 billion during the same period in 2019 primarily driven by changes in working capital. The changes in working capital in 2020 are primarily driven by increases in commercial airplane inventory largely reflecting lower deliveries of wide-body aircraft and the continued 737 MAX grounding. The changes in working capital in 2020 also reflect lower accounts payable in 2020 due to reductions in commercial purchases from suppliers. Compensation payments to 737 MAX customers totaled $1.2 billion during the first half of 2020. In the second quarter of 2019 we recorded an earnings charge and recognized a liability of $5.6 billion for customer considerations but did not make any compensation payments. The impacts of the COVID-19 pandemic and the 737 MAX grounding are expected to continue to have a significant negative impact on our operating cash flows during 2020.
Payables to suppliers who elected to participate in supply chain financing programs declined by $1.3 billion for the six months ended June 30, 2020 and increased by $1.8 billion for the same period in the prior year. Supply chain financing is not material to our overall liquidity. The decline for the six months ended June 30, 2020 was primarily due to reductions in commercial purchases from suppliers and not due to any changes in the availability of supply chain financing. The increase for the six months ended June 30, 2019 reflects a combination of higher purchases, an extension of payment terms with certain suppliers and increased utilization of our supply chain financing programs.
Investing Activities Cash used by investing activities was $12.7 billion during the six months ended June 30, 2020, compared with $0.9 billion during the same period in 2019, primarily due to $12.3 billion of higher net contributions to investments. In the six months ended June 30, 2020 and 2019, capital expenditures totaled $0.8 billion and $0.9 billion. We now expect capital expenditures in 2020 to be lower than 2019.
Financing Activities Cash provided by financing activities was $32.7 billion during the six months ended June 30, 2020 compared with cash used of $0.1 billion during the same period in 2019, primarily reflecting higher net borrowings and lower share repurchases. During the six months ended June 30, 2020, new borrowings net of repayments were $34 billion compared with $5.2 billion in the same period in 2019, primarily due to $25 billion of fixed rate senior notes issued in the second quarter of 2020 and $13.8 billion of new borrowings under a two-year delayed draw term loan agreement entered into in the first quarter of 2020. For further discussion see Liquidity Matters in Note 1 to our Condensed Consolidated Financial Statements.
As of June 30, 2020, the total debt balance was $61.4 billion up from $27.3 billion at December 31, 2019. At June 30, 2020, $2.9 billion of debt was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $1.9 billion, of which $0.7 billion was classified as short-term.

During the six months ended June 30, 2020 we did not repurchase any shares through our open market share repurchase program compared to share repurchases of $2.7 billion in the same period in 2019. Share repurchases under this plan had been suspended since April 2019. In March 2020, the Board of Directors terminated its prior authorization to repurchase shares of the Company's outstanding common stock.
During the six months ended June 30, 2020 we paid dividends of $1.2 billion compared with $2.3 billion in the same period in 2019. In March 2020, the Company announced that our dividend will be suspended until further notice.
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
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At June 30, 2020, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Financing commitments totaled $12.8 billion and $13.4 billion at June 30, 2020 and December 31, 2019. The decrease primarily relates to financing commitment expirations. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
For discussion regarding Embraer see Note 18 to our Condensed Consolidated Financial Statements.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $560 million at June 30, 2020. For additional information, see Note 10 to our Condensed Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $513 million and $258 million for the six and three months ended June 30, 2020, compared with benefits of $549 million and $275 million during the same periods in 2019. The non-operating pension expenses included in Other income, net were benefits of $171 million and $84 million for the six and three months ended June 30, 2020, compared with benefits of $187 million and $94 million for the same periods in 2019. The benefits in 2020 reflect expected returns in excess of interest cost and amortization of actuarial losses.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 40 of this Form 10-Q and on page 48 of our 2019 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit costs primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating loss, core operating margin and core loss per share with the most directly comparable GAAP financial measures of loss from operations, operating margins and diluted loss per share.

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2020	2019	2020	2019
Revenues	$28,715	$38,668	$11,807	$15,751
Loss from operations, as reported	($4,317)	($1,030)	($2,964)	($3,380)
Operating margins	(15.0)%	(2.7)%	(25.1)%	(21.5)%

Pension FAS/CAS service cost adjustment (1)	($513)	($549)	($258)	($275)
Postretirement FAS/CAS service cost adjustment (1)	(189)	(180)	(97)	(90)
FAS/CAS service cost adjustment (1)	($702)	($729)	($355)	($365)
Core operating loss (non-GAAP)	($5,019)	($1,759)	($3,319)	($3,745)
Core operating margins (non-GAAP)	(17.5)%	(4.5)%	(28.1)%	(23.8)%

Diluted loss per share, as reported	($5.31)	($1.40)	($4.20)	($5.21)
Pension FAS/CAS service cost adjustment (1)	(0.91)	(0.97)	(0.46)	(0.49)
Postretirement FAS/CAS service cost adjustment (1)	(0.33)	(0.32)	(0.17)	(0.16)
Non-operating pension expense (2)	(0.30)	(0.32)	(0.14)	(0.17)
Non-operating postretirement expense (2)	0.05	0.09	0.02	0.05
Provision for deferred income taxes on adjustments (3)	0.31	0.32	0.16	0.16
Core loss per share (non-GAAP)	($6.49)	($2.60)	($4.79)	($5.82)

Weighted average diluted shares (in millions)	566.1	566.6	566.4	565.3

(1)
FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating loss (non-GAAP).

(2)
Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. These expenses are included in Other income, net and are excluded from Core loss per share (non-GAAP).

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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2020 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the second quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We face significant risks related to the spread of the novel coronavirus (“COVID-19”) and the recent developments surrounding the global pandemic have had, and will continue to have, significant effects on our business, financial condition, results of operations, and cash flows. We also face significant risks related to the global economic downturn and severe reduction in commercial air traffic caused by the pandemic. These risks include materially reduced demand for our products and services, increased instability in our supply chain, and challenges to the ongoing viability of some of our customers. We may face similar risks in connection with any future public health crises, including any resurgence in the spread of COVID-19.
The COVID-19 pandemic has subjected our business, operations, financial performance, cash flows and financial condition to a number of risks, including, but not limited to those discussed below.
Operations-related risks: As a result of the COVID-19 pandemic, we are facing increased operational challenges from the need to protect employee health and safety. These challenges have included, and may in the future include production site shutdowns, and workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at our customers and suppliers.
For example, during the second quarter, we temporarily suspended operations in Puget Sound, South Carolina, and Philadelphia, as well as at several other key production sites. We had not previously experienced a complete suspension of our operations at these production sites. While we have resumed operations at each of our key production sites we cannot predict where further production disruptions will be required or what the ongoing impact of COVID-19-related operating restrictions will be. For example, we continue to experience additional operating costs due to social distancing requirements and other factors related to COVID-19 restrictions. We cannot predict the impact that future production disruptions may have on our business, operations, financial performance and financial condition. We consult regularly with relevant federal, state, and municipal health authorities regarding the COVID-19 pandemic, and we may be required to impose additional operational restrictions and/or suspend operations at key production sites based on their recommendations and/or workplace disruptions caused by COVID-19.
Many of our suppliers also were required to suspend operations during the second quarter, and they may experience additional disruptions in the coming months. Any such disruptions could have severe adverse impacts on our production costs delivery schedule and/or ability to meet customer commitments.
Any prolonged suspension of operations or delayed recovery in our operations, and/or any similar delay with respect to resumption of operations by one or more of our key suppliers, or the failure of any of our key suppliers, would result in further challenges to our business, leading to a further material adverse effect on our business, financial condition, results of operations, and cash flows.
Liquidity risks: The COVID-19 pandemic has also had a significant impact on our liquidity and overall debt levels. During the six months ended June 30, 2020, net cash used by operating activities was $9.6 billion. At June 30, 2020, cash and short-term investments totaled $32.4 billion. Our debt balance totaled $61.4 billion at June 30, 2020, up from $27.3 billion at December 31, 2019. We expect negative operating cash flows in future quarters until deliveries resume and ramp up, and if the pace and scope of the recovery are worse than we currently contemplate, we may need to obtain additional financing in order to fund our operations and obligations. If we were to need to obtain additional financing, uncertainty related to COVID-19 and its impact on us and the aerospace industry could limit our access to credit markets and we may have difficulty obtaining financing on terms acceptable to us or at all. In addition, certain of our customers may also be unable to make timely payments to us. Factors that could limit our access to additional liquidity include disruptions in the global capital markets and/or additional declines in our financial performance, outlook or credit ratings. The occurrence of any or all of these events would be expected to adversely affect our ability to fund our operations and contractual commitments. In addition, downgrades in our credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse impact on our businesses.
Customer-related risks: Commercial air traffic has fallen dramatically due to the COVID-19 pandemic. While this trend has impacted passenger traffic most severely, near-term cargo traffic has also fallen significantly due to the global economic downturn and the reduction in cargo capacity on passenger airplanes. Most airlines have significantly reduced their capacity, and many could implement further reductions in the near future. Many airlines are also implementing significant reductions in staffing. These capacity changes are causing, and are expected to continue to cause, negative impacts to our customers’ revenue, earnings, and cash flow, and in some cases may threaten the future viability of some of our customers, potentially causing defaults within our customer financing portfolio, which was $2.2 billion as of June 30, 2020 and/or requiring us to remarket aircraft that have already been produced and/or are currently in backlog. If 737 MAX aircraft remain grounded for an extended period of time, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result of the COVID-19 pandemic and associated impacts on demand. Our customers may also lack sufficient liquidity to purchase new aircraft due to impacts from the pandemic. We are also observing a significant increase in the number of requests for payment deferrals, contract modifications, lease restructurings and similar actions, and these trends may lead to additional charges, impairments and other adverse financial impacts in our business over time. In addition, to the extent that customers have valid rights to cancel undelivered aircraft, we may be required to refund pre-delivery payments, putting additional constraints on our liquidity.
In addition to the near-term impact, there is risk that the industry implements longer-term strategies involving reduced capacity, shifting route patterns, and mitigation strategies related to impacts from COVID-19 and the risk of future public health crises. In addition, airlines may experience reduced demand due to reluctance by the flying public to travel due to travel restrictions and/or social distancing requirements.
As a result, there is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. The COVID-19 pandemic also has increased, and its aftermath is also expected to continue to increase, uncertainty with respect to global trade volumes, putting significant negative pressure on cargo traffic. Any of these factors would have a significant impact on the demand for both single-aisle and wide-body commercial aircraft, as well as for the services we provide to commercial airlines. In addition, a lengthy period of reduced industry-wide demand for commercial aircraft would put additional pressure on our suppliers, resulting in increased procurement costs and/or additional supply chain disruption. To the extent that the COVID-19 pandemic or its aftermath further impacts demand for our products and services or impairs the viability of some of our customers and/or suppliers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.
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
The following table provides information about purchases we made during the quarter ended June 30, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2020 thru 4/30/2020	5,381	$138.98
5/1/2020 thru 5/31/2020	4,201	140.49
6/1/2020 thru 6/30/2020	1,761	165.29
Total	11,343	$143.62

(1)
A total of 9,175 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to our repurchase program. We purchased 2,168 shares in swap transactions.

(2)
On March 21, 2020, the Board of Directors terminated its prior authorization to repurchase shares of the Company's outstanding common stock. Share repurchases under this plan had been suspended since April 2019.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1*	Employment Agreement between Boeing Canada Operations LTD and Susan Doniz

10.2*	Form of International Notice of Terms of Supplemental Restricted Stock Units

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 29, 2020	/s/ Robert E. Verbeck
(Date)	Robert E. Verbeck
Senior Vice President and Controller