Form 10-Q
period 2021-03-31
BOEING CO
filed 2021-04-28
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 21, 2021, there were 584,810,068 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2021

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2021	2020
Sales of products	$12,518	$14,191
Sales of services	2,699	2,717
Total revenues	15,217	16,908

Cost of products	(11,632)	(14,713)
Cost of services	(2,167)	(2,043)
Boeing Capital interest expense	(9)	(12)
Total costs and expenses	(13,808)	(16,768)
	1,409	140
Income/(loss) from operating investments, net	37	(2)
General and administrative expense	(1,032)	(873)
Research and development expense, net	(499)	(672)
Gain on dispositions, net	2	54
Loss from operations	(83)	(1,353)
Other income, net	190	112
Interest and debt expense	(679)	(262)
Loss before income taxes	(572)	(1,503)
Income tax benefit	11	862
Net loss	(561)	(641)
Less: net loss attributable to noncontrolling interest	(24)	(13)
Net loss attributable to Boeing Shareholders	($537)	($628)

Basic loss per share	($0.92)	($1.11)

Diluted loss per share	($0.92)	($1.11)

Weighted average diluted shares (millions)	585.4	565.9
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2021	2020
Net loss	($561)	($641)
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(36)	(77)
Unrealized gain/(loss) on derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($3), $77	11	(275)
Reclassification adjustment for (gains)/losses included in net loss, net of tax of $0, ($1)	(2)	2
Total unrealized gain/(loss) on derivative instruments, net of tax	9	(273)
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $6, $6	(23)	(23)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($65), ($53)	228	193
Settlements and curtailments included in net loss, net of tax of $0, $0	1
Pension and postretirement cost related to our equity method investments, net of tax of ($1), $0	2
Total defined benefit pension plans and other postretirement benefits, net of tax	208	170
Other comprehensive income/(loss), net of tax	181	(180)
Comprehensive loss, net of tax	(380)	(821)
Less: Comprehensive loss related to noncontrolling interest	(24)	(13)
Comprehensive loss attributable to Boeing Shareholders, net of tax	($356)	($808)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2021	December 31 2020
Assets
Cash and cash equivalents	$7,059	$7,752
Short-term and other investments	14,861	17,838
Accounts receivable, net	2,356	1,955
Unbilled receivables, net	8,785	7,995
Current portion of customer financing, net	93	101
Inventories	82,668	81,715
Other current assets, net	4,123	4,286
Total current assets	119,945	121,642
Customer financing, net	1,895	1,936
Property, plant and equipment, net of accumulated depreciation of $20,792 and $20,507	11,643	11,820
Goodwill	8,074	8,081
Acquired intangible assets, net	2,773	2,843
Deferred income taxes	79	86
Investments	980	1,016
Other assets, net of accumulated amortization of $917 and $729	4,646	4,712
Total assets	$150,035	$152,136
Liabilities and equity
Accounts payable	$12,410	$12,928
Accrued liabilities	20,553	22,171
Advances and progress billings	50,908	50,488
Short-term debt and current portion of long-term debt	6,021	1,693
Total current liabilities	89,892	87,280
Deferred income taxes	908	1,010
Accrued retiree health care	4,077	4,137
Accrued pension plan liability, net	13,968	14,408
Other long-term liabilities	1,477	1,486
Long-term debt	57,554	61,890
Total liabilities	167,876	170,211
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	8,155	7,787
Treasury stock, at cost - 427,806,081 and 429,941,021 shares	(52,395)	(52,641)
Retained earnings	38,073	38,610
Accumulated other comprehensive loss	(16,952)	(17,133)
Total shareholders’ deficit	(18,058)	(18,316)
Noncontrolling interests	217	241
Total equity	(17,841)	(18,075)
Total liabilities and equity	$150,035	$152,136
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2021	2020
Cash flows – operating activities:
Net loss	($561)	($641)
Adjustments to reconcile net loss to net cash (used)/provided by operating activities:
Non-cash items –
Share-based plans expense	321	55
Treasury shares issued for 401(k) contribution	306
Depreciation and amortization	536	556
Investment/asset impairment charges, net	16	26
Gain on dispositions, net	(2)	(54)
Other charges and credits, net	35	97
Changes in assets and liabilities –
Accounts receivable	(394)	(54)
Unbilled receivables	(790)	(402)
Advances and progress billings	421	1,337
Inventories	(680)	(2,973)
Other current assets	153	328
Accounts payable	(819)	(1,030)
Accrued liabilities	(1,615)	(583)
Income taxes receivable, payable and deferred	(34)	(892)
Other long-term liabilities	(84)	(69)
Pension and other postretirement plans	(265)	(179)
Customer financing, net	46	23
Other	23	153
Net cash used by operating activities	(3,387)	(4,302)
Cash flows – investing activities:
Property, plant and equipment additions	(291)	(428)
Property, plant and equipment reductions	2	58
Contributions to investments	(9,688)	(244)
Proceeds from investments	12,738	227
Other	3	8
Net cash provided/(used) by investing activities	2,764	(379)
Cash flows – financing activities:
New borrowings	9,814	17,433
Debt repayments	(9,847)	(5,854)
Stock options exercised	23	21
Employee taxes on certain share-based payment arrangements	(38)	(162)
Dividends paid		(1,158)
Net cash (used)/provided by financing activities	(48)	10,280
Effect of exchange rate changes on cash and cash equivalents, including restricted	(18)	(47)
Net (decrease)/increase in cash & cash equivalents, including restricted	(689)	5,552
Cash & cash equivalents, including restricted, at beginning of year	7,835	9,571
Cash & cash equivalents, including restricted, at end of period	7,146	15,123
Less restricted cash & cash equivalents, included in Investments	87	84
Cash and cash equivalents at end of period	$7,059	$15,039
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended March 31, 2021 and 2020
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2020	$5,061	$6,745	($54,914)	$50,482	($16,153)	$317	($8,462)
Net loss				(628)		(13)	(641)
Other comprehensive income, net of tax of $29					(180)		(180)
Share-based compensation		55					55
Treasury shares issued for stock options exercised, net		(16)	36				20
Treasury shares issued for other share-based plans, net		(189)	36				(153)
Changes in noncontrolling interests						1	1
Balance at March 31, 2020	$5,061	$6,595	($54,842)	$49,854	($16,333)	$305	($9,360)

Balance at January 1, 2021	$5,061	$7,787	($52,641)	$38,610	($17,133)	$241	($18,075)
Net loss				(537)		(24)	(561)
Other comprehensive income, net of tax of ($63)					181		181
Share-based compensation		321					321
Treasury shares issued for stock options exercised, net		(16)	39				23
Treasury shares issued for other share-based plans, net		(73)	37				(36)
Treasury shares issued for 401(k) contribution		136	170				306
Balance at March 31, 2021	$5,061	$8,155	($52,395)	$38,073	($16,952)	$217	($17,841)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2021	2020
Revenues:
Commercial Airplanes	$4,269	$6,205
Defense, Space & Security	7,185	6,042
Global Services	3,749	4,628
Boeing Capital	60	65
Unallocated items, eliminations and other	(46)	(32)
Total revenues	$15,217	$16,908
Loss from operations:
Commercial Airplanes	($856)	($2,068)
Defense, Space & Security	405	(191)
Global Services	441	708
Boeing Capital	21	24
Segment operating earnings/(loss)	11	(1,527)
Unallocated items, eliminations and other	(364)	(173)
FAS/CAS service cost adjustment	270	347
Loss from operations	(83)	(1,353)
Other income, net	190	112
Interest and debt expense	(679)	(262)
Loss before income taxes	(572)	(1,503)
Income tax benefit	11	862
Net loss	(561)	(641)
Less: Net loss attributable to noncontrolling interest	(24)	(13)
Net loss attributable to Boeing Shareholders	($537)	($628)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 18 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2020 Annual Report on Form 10-K.
Liquidity Matters
The global outbreak of COVID-19 and residual impacts from the grounding of the 737 MAX airplane in 2019 are having a significant adverse impact on our business and are expected to continue to negatively impact revenue, earnings and operating cash flow in future quarters. The COVID-19 pandemic has caused an unprecedented shock to demand for air travel, creating a tremendous challenge for our customers, our business and the entire aerospace manufacturing and services sector. We continue to expect commercial air travel to return to 2019 levels in 2023 to 2024. We expect it will take a few years beyond that for the industry to return to long-term trend growth. There is significant uncertainty with respect to when commercial air traffic levels will recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels.
During the first three months of 2021, net cash used by operating activities was $3.4 billion. Our operating cash flows continue to be impacted by lower commercial airplane deliveries and increases in commercial airplane inventory. We expect negative operating cash flows until commercial deliveries ramp up. In the first quarter of 2021, we issued $9.8 billion of fixed rate senior notes that mature between 2023 and 2026. We used the net proceeds of these note issuances to repay $9.8 billion outstanding under our two-year delayed draw term loan credit agreement. The remaining $4.0 billion of our two-year delayed draw term loan matures in February 2022. As a result, our cash and short-term investment balance was $21.9 billion at March 31, 2021, down from $25.6 billion at December 31, 2020, while our debt balance was $63.6 billion at March 31, 2021, unchanged from December 31, 2020. Short-term debt and the current portion of long-term debt increased to $6.0 billion at March 31, 2021, up from $1.7 billion at December 31, 2020. The current portion of long term debt includes term notes of $1.5 billion maturing in 2021. Our short-term and long-term credit ratings remained unchanged during the first quarter of 2021.
In the first quarter of 2021, we entered into a $5.3 billion two-year revolving credit agreement, which we have not drawn upon. As a result, our unused borrowing capacity on revolving credit agreements increased to $14.8 billion at March 31, 2021 from $9.5 billion at December 31, 2020. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs. See Note 11.
At March 31, 2021, trade payables included $3.8 billion payable to suppliers who have elected to participate in supply chain financing programs. While access to supply chain financing has been reduced due to our credit ratings and debt levels, we do not believe that these or future changes in the availability of supply chain financing will have a significant impact on our liquidity.
In addition to our debt issuances, we have taken a number of actions to improve liquidity. During 2020, our Board of Directors terminated its prior authorization to repurchase shares of the Company’s outstanding common stock and suspended the declaration and/or payment of dividends until further notice. We have also reduced production rates in our commercial business to reflect the impact of COVID-19 on the industry. We are executing on our plans to reduce our workforce through a combination of voluntary and involuntary layoffs and natural turnover. We have recorded severance costs for approximately 23,000 employees, of which approximately 5,000 are expected to leave in the remainder of

2021. In the fourth quarter of 2020, we began using our common stock in lieu of cash to fund Company contributions to our 401(k) plans. In December 2020, in lieu of merit pay increases, we awarded most of our employees a one-time stock grant that will vest in three years. We have reduced discretionary spending, including reducing or deferring research and development and capital expenditures. We expect these actions will further enable the Company to conserve cash.
We are also working with our customers and supply chain to accelerate receipts and conserve cash. For example, the United States Department of Defense (U.S. DoD) has taken steps to work with its industry partners to increase liquidity in the form of increased progress payment rates and reductions in withholds among other initiatives. We also deferred certain tax payments pursuant to the Coronavirus Aid, Relief, and Economic Security (CARES) Act.
In July 2020, we announced our business transformation efforts to assess our business across five key pillars: infrastructure, overhead and organization, portfolio and investments, supply chain health and operational excellence. Within the infrastructure pillar we are assessing our overall facility requirements in light of reduced demand in our commercial businesses and remote and virtual work opportunities for large numbers of our workforce. We also anticipate a reduction in office space needs compared to our pre-COVID capacity. However, as we consolidate our footprint, terminate leases and dispose of properties, we may incur near term adverse impacts to earnings. The overhead and organization pillar is focused on our cost structure and how we are organized so we can right size our workforce and simplify and reduce management layers and bureaucracy. The portfolio and investments pillar includes aligning our portfolio and investments to focus on our core business and the changes in market conditions. The supply chain pillar is focused on supply chain health and stability, reducing indirect procurement spend and streamlining our transportation, logistics and warehousing approach. The operational excellence pillar is focused on improving performance, enhancing quality and reducing rework. These activities are not intended to constrain our capacity, but rather to enable the Company to emerge stronger and be more resilient when the market recovers.
Based on our current best estimates of market demand, planned production rates, timing of cash receipts and expenditures, our ability to successfully implement further actions to improve liquidity, as well as our ability to access additional liquidity, if needed, we believe it is probable that we will be able to fund our operations for the foreseeable future.
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

Net cumulative catch-up adjustments to prior periods' revenue and earnings, including certain reach-forward losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2021	2020
Increase/(decrease) to Revenue	$7	($434)
Increase to Loss from operations	($176)	($839)
Decrease to Diluted EPS	($0.29)	($0.63)
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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2021	2020
Net loss attributable to Boeing Shareholders	($537)	($628)
Less: earnings available to participating securities
Net loss available to common shareholders	($537)	($628)
Basic
Basic weighted average shares outstanding	585.4	565.9
Less: participating securities	0.4	0.5
Basic weighted average common shares outstanding	585.0	565.4
Diluted
Basic weighted average shares outstanding	585.4	565.9
Dilutive potential common shares(1)
Diluted weighted average shares outstanding	585.4	565.9
Less: participating securities	0.4	0.5
Diluted weighted average common shares outstanding	585.0	565.4
Net loss per share:
Basic	($0.92)	($1.11)
Diluted	(0.92)	(1.11)
(1)Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
As a result of incurring a net loss for the three months ended March 31, 2021 and 2020, potential common shares of 1.7 million and 2.3 million were excluded from diluted loss per share because the effect would have been antidilutive. In addition, the following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted loss per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2021	2020
Performance awards	2.6	6.7
Performance-based restricted stock units	0.7	1.4
Restricted stock units	1.4
Stock options	0.2
Note 3 – Income Taxes
The first quarter of 2021 tax rate of 1.9% reflects a projected tax benefit from current operations substantially offset with discrete tax expenses impacting the quarter. The 2021 tax benefit reflects pre-tax losses that are generating a tax benefit at the 21% federal tax rate plus research and development tax credits. These tax benefits were offset by discrete tax expenses recorded in the first quarter of 2021 related to adjustments to the valuation allowance and CARES Act tax carryback benefits recorded in 2020. The 2020 tax rate includes tax benefits from the CARES Act enacted on March 27, 2020 that included a five-year net operating loss carryback provision which enabled us to benefit certain 2020 losses and re-measure certain deferred tax assets and liabilities at the former federal tax rate of 35%. The 2020 tax rate also includes research and development tax credits and excess tax benefits related to share-based payments.
As of March 31, 2021 and December 31, 2020, the Company had recorded valuation allowances of $3,192 and $3,094 primarily for certain federal deferred tax assets, state net operating loss carryforwards, and state tax credits. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. Based on these methods, deferred tax liabilities were assumed to reverse and generate taxable income over the next 5 to 10 years while deferred tax assets related to pension and other postretirement benefit obligations were assumed to reverse and generate tax deductions over the next 15 to 20 years. The valuation allowance primarily resulted from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of certain deferred tax assets.
As of March 31, 2021, based on the estimated reversal patterns of the Company’s deferred tax assets and liabilities, it is more likely than not that the Company will realize the federal deferred tax assets generated in 2021 as there is sufficient projected income from reversals of deferred tax liabilities in the next five years.
Federal income tax audits have been settled for all years prior to 2018. The Internal Revenue Service (IRS) began the 2018-2019 federal tax audit in the first quarter of 2021. We are also subject to examination in major state and international jurisdictions for the 2007-2019 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.

Note 4 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the three months ended March 31, 2021 and 2020 consisted of the following:

	Accounts receivable, net	Unbilled receivables, net	Other current assets, net	Customer financing, net	Other assets, net	Total
Balance at January 1, 2020	($138)	($81)	($38)	($5)	($75)	($337)
Changes in estimates	(29)	1	(10)			(38)
Write-offs	1					1
Balance at March 31, 2020	($166)	($80)	($48)	($5)	($75)	($374)

Balance at January 1, 2021	($444)	($129)	($72)	($17)	($140)	($802)
Changes in estimates	10	(1)	(6)		(42)	(39)
Write-offs	1					1
Balance at March 31, 2021	($433)	($130)	($78)	($17)	($182)	($840)
Note 5 – Inventories
Inventories consisted of the following:

	March 31 2021	December 31 2020
Long-term contracts in progress	$913	$823
Commercial aircraft programs	71,008	70,153
Commercial spare parts, used aircraft, general stock materials and other	10,747	10,739
Total	$82,668	$81,715
Commercial spare parts, used aircraft, general stock materials and other includes capitalized precontract costs of $571 at March 31, 2021 and $733 at December 31, 2020 primarily related to KC-46A Tanker and Commercial Crew. See Note 9.
Commercial Aircraft Programs
The increase in commercial aircraft programs inventory during 2021 reflects a continued buildup of 787 aircraft caused by 787 production issues and associated rework, which resulted in a significant reduction in 787 deliveries. This was partially offset by a decrease in 737 inventory reflecting the resumption of deliveries. Commercial aircraft programs inventory includes approximately 400 737 MAX aircraft and 100 787 aircraft at March 31, 2021 as compared with 425 737 MAX aircraft and 80 787 aircraft at December 31, 2020.
We are currently remarketing certain aircraft and may have to remarket additional aircraft in future periods. If we are unable to successfully remarket the aircraft, determine further production rate reductions are necessary, and/or contract the program accounting quantities, future earnings may be reduced and/or additional reach-forward losses may have to be recorded.
At March 31, 2021 and December 31, 2020, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $1,861 and $2,159 and unamortized tooling and other non-recurring costs of $632 and $480. At March 31, 2021, $2,391 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $102 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

At March 31, 2021 and December 31, 2020, commercial aircraft programs inventory included the following amounts related to the 777X program: unamortized tooling and other non-recurring costs of $3,351 and $3,295. During the fourth quarter of 2020, we determined that estimated costs to complete the 777X program plus costs already included in 777X inventory exceed estimated revenues from the program. The resulting reach-forward loss of $6,493 was recorded as a reduction to deferred production costs. As a result, 777X deferred production costs were immaterial at March 31, 2021 and December 31, 2020. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued market uncertainty, the impacts of COVID-19 on our production system as well as impacts on our supply chain and customers, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
At March 31, 2021 and December 31, 2020, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $14,803 and $14,976, $1,795 and $1,865 of supplier advances, and $1,857 and $1,863 of unamortized tooling and other non-recurring costs. At March 31, 2021, $11,557 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $5,103 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,114 and $2,992 at March 31, 2021 and December 31, 2020.
Note 6 – Contracts with Customers
Unbilled receivables increased from $7,995 at December 31, 2020 to $8,785 at March 31, 2021, primarily driven by revenue recognized at Defense, Space & Security (BDS) and Global Services (BGS) in excess of billings.
Advances and progress billings increased from $50,488 at December 31, 2020 to $50,908 at March 31, 2021, primarily driven by advances on orders received at Commercial Airplanes (BCA), BDS, and BGS, partially offset by revenue recognized and the return of customer advances at BCA.
Revenues recognized during the three months ended March 31, 2021 and 2020 from amounts recorded as Advances and progress billings at the beginning of each year were $4,718 and $3,790.
Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	March 31 2021	December 31 2020
Financing receivables:
Investment in sales-type/finance leases	$911	$919
Notes	417	420
Total financing receivables	1,328	1,339
Operating lease equipment, at cost, less accumulated depreciation of $162 and $209	677	715
Gross customer financing	2,005	2,054
Less allowance for losses on receivables	(17)	(17)
Total	$1,988	$2,037

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
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At March 31, 2021 and December 31, 2020, we individually evaluated for impairment customer financing receivables of $380 and $391, of which $380 and $380 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
We determine a receivable is past due when cash has not been received upon the due date specified in the contract. There were no past due customer financing receivables as of March 31, 2021. Customer financing receivables past due as of March 31, 2020 was $18.
We evaluate the collectability of customer financing receivables at commencement and on a recurring basis. If a customer financing receivable is deemed uncollectible, the customer is categorized as non-accrual status. When a customer is in non-accrual status at commencement, revenue is deferred until substantially all cash has been received or the customer is removed from non-accrual status. If a customer status changes to non-accrual after commencement and sufficient collateral is available, we recognize contractual interest income as payments are received to the extent payments exceed past due principal payments. If there is not sufficient collateral, then revenue is not recognized until payments exceed the principal balance. Receivables in non-accrual status as of March 31, 2021 and December 31, 2020 were $380. Interest income received for the three months ended March 31, 2021 and 2020 was $6 and $8.
The adequacy of the allowance for losses is assessed quarterly. The four primary factors influencing the level of our allowance for losses on customer financing receivables are customer credit ratings, default rates, expected loss rate and collateral values, each of which may be adversely affected by impacts that COVID-19 has on our customers. We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon publicly available information and information obtained directly from our customers. Our rating categories are comparable to those used by the major credit rating agencies.
Our financing receivable balances at March 31, 2021 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2020	2019	2018	2017	Prior	Total
BBB						$254	$254
BB	$67	$131	$47	$15		139	399
B					$51	170	221
CCC		7	31		$240	176	454
Total carrying value of financing receivables	$67	$138	$78	$15	$291	$739	$1,328
At March 31, 2021, our allowance related to receivables with ratings of CCC, B, BB, and BBB. We applied default rates that averaged 25.4%, 6.8%, 2.9%, and 0.2%, respectively, to the exposure associated with those receivables.

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
The majority of customer financing carrying values are concentrated in the following aircraft models:

	March 31 2021	December 31 2020
717 Aircraft ($73 and $98 accounted for as operating leases)	$617	$637
747-8 Aircraft ($120 and $121 accounted for as operating leases)	479	480
737 Aircraft ($209 and $214 accounted for as operating leases)	229	235
777 Aircraft ($216 and $216 accounted for as operating leases)	223	225
MD-80 Aircraft (accounted for as sales-type finance leases)	170	167
757 Aircraft ($0 and $4 accounted for as operating leases)	139	147
747-400 Aircraft ($19 and $19 accounted for as operating leases)	70	71
Lease income recorded in Revenue on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 included $13 and $15 from sales-type/finance leases, and $18 and $31 from operating leases, of which $2 and $1 related to variable operating lease payments. Profit at the commencement of sales-type leases was recorded in revenue for the three months ended March 31, 2021 and 2020 in the amount of $16 and $4.
Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2021	December 31 2020
Equity method investments (1)	$925	$936
Time deposits	14,187	17,154
Available for sale debt instruments	582	596
Equity and other investments	60	85
Restricted cash & cash equivalents(2)	87	83
Total	$15,841	$18,854
(1)Dividends received were $5 and $33 during the three months ended March 31, 2021 and 2020.
(2)Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Allowance for losses on available for sale debt instruments are assessed quarterly. All instruments are considered investment grade and, as such, we have not recognized an allowance for credit losses as of March 31, 2021.

Note 9 – Commitments and Contingencies
737 MAX Grounding and COVID-19 Impacts
In 2019, following two fatal 737 MAX accidents, the Federal Aviation Administration (FAA) and non-U.S. civil aviation authorities issued orders suspending commercial operations of 737 MAX aircraft. Deliveries of the 737 MAX were suspended following these orders. Deliveries in the U.S. resumed in late 2020 following rescission by the FAA of its grounding order. In addition, several other non-U.S. civil aviation authorities, including the Brazilian National Civil Aviation Agency, Transport Canada, and the European Union Aviation Safety Agency (EASA) have subsequently approved return of operations, allowing us to resume deliveries in those jurisdictions. More than 165 countries have approved the resumption of 737 MAX operations. The 737 MAX remains grounded in certain non-U.S. jurisdictions, including China.
Multiple legal actions have been filed against us as a result of the accidents. In addition, we are fully cooperating with U.S. government investigations related to the accidents and the 737 MAX program, including an investigation by the Securities and Exchange Commission, the outcome of which may be material. Other than as described in Note 17 with respect to our entry during the first quarter into a Deferred Prosecution Agreement with the U.S. Department of Justice, we cannot reasonably estimate a range of loss, if any, not covered by available insurance that may result given the current status of the lawsuits, investigations and inquiries related to the 737 MAX.
In early April 2021, we notified the FAA that we recommended to operators that certain 737 MAX airplanes be temporarily removed from service to address issues that could affect the operation of the electrical power system. We are working with the FAA to finalize the required actions to address the issues and do not expect it to have a material financial impact on the 737 program.
In the first quarter of 2021, we delivered 58 aircraft, and we have assumed that the remaining non-U.S. regulatory approvals will occur and enable deliveries in all jurisdictions during 2021. We have approximately 400 airplanes in inventory as of March 31, 2021. A number of customers have requested to defer deliveries or to cancel orders for 737 MAX aircraft, and we are remarketing and/or delaying deliveries of certain aircraft included within inventory. We continue to expect to deliver about half of the 737 MAX aircraft in inventory as of December 31, 2020 by the end of 2021. In the event that we are unable to resume aircraft deliveries in certain non-U.S. jurisdictions consistent with our assumptions of regulatory approval timing, our expectation of delivery timing could be impacted.
We produced at abnormally low production rates in 2020 and expect to continue to do so through 2021. As a result, we expect to incur approximately $5 billion of abnormal production costs on a cumulative basis, which are being expensed as incurred. We expensed abnormal production costs of $2,567 during 2020 and $568 during the three months ended March 31, 2021.
In addition to impacts related to the 737 MAX accidents and subsequent grounding, the 737 program continues to be significantly impacted by the COVID-19 pandemic and its effect on aircraft demand. These impacts have contributed to the lower production and delivery rate assumptions described above. We continue to expect to gradually increase the production rate to 31 per month by early 2022, as well as implement further gradual production rate increases in subsequent periods based on market demand. The ongoing impacts of COVID-19 on market demand have also created significant uncertainty around the timing of deliveries of 737 MAX aircraft in inventory. We may need to recognize additional costs associated with remarketing and/or reconfiguring aircraft in inventory, which may reduce revenue and/or earnings in future periods.
We have also recorded additional expenses of $53 and $61 due to the 737 MAX grounding during the three months ended March 31, 2021 and 2020, including costs related to storage, inventory impairment, pilot training, and software updates.

The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the three months ended March 31, 2021 and 2020.

	2021	2020
Beginning balance – January 1	$5,537	$7,389
Reductions for payments made	(1,172)	(671)
Reductions for concessions and other in-kind considerations	(25)	(2)
Changes in estimates	30	(30)
Ending balance – March 31	$4,370	$6,686
We are working with our customers to minimize the impact to their operations from grounded and undelivered aircraft. We continue to reassess the liability for estimated potential concessions and other considerations to customers on a quarterly basis. This reassessment includes updating estimates to reflect revisions to return to service, delivery and production rate assumptions driven by timing of regulatory approvals, as well as latest information based on engagements with 737 MAX customers. The liability represents our current best estimate of future concessions and other considerations to customers, and is necessarily based on a series of assumptions. It is subject to change in future quarters as negotiations with customers mature and timing and conditions of return to service are better understood. The liability balance of $4.4 billion at March 31, 2021 includes $1.7 billion expected to be liquidated by lower customer delivery payments, $0.6 billion expected to be paid in cash and $0.2 billion in other concessions. Of the cash payments to customers, we expect to pay $0.3 billion in 2021 and $0.3 billion in 2022. The type of consideration to be provided for the remaining $1.9 billion will depend on the outcomes of negotiations with customers.
The 737 MAX remains grounded in certain non-U.S. jurisdictions. The civil aviation authorities in those jurisdictions will determine the timing and conditions of return to service. Our assumptions reflect our current best estimate, but actual timing and conditions of return to service and resumption of deliveries could differ from this estimate, the effect of which could be material. We are unable at this time to reasonably estimate potential future additional financial impacts or a range of loss, if any, due to continued uncertainties related to the timing and conditions of return to service in certain jurisdictions. For example, a significant portion of our 737 MAX inventory consists of aircraft scheduled to be delivered to customers based in China. If we are unable to resume deliveries to China consistent with our assumptions, or if further deterioration in trade relations between the U.S. and China results in unanticipated delivery delays, the continued absence in revenue, earnings, and cash flows associated with 737 MAX deliveries would materially and adversely impact our operating results. In addition, uncertainties related to the impacts of COVID-19 on our operations, supply chain and customers, future changes to the production rate, supply chain impacts, and/or the results of negotiations with particular customers, as well as any changes in our program estimates, could have a material adverse effect on our financial position, results of operations, and/or cash flows. In the event that future production rate increases occur at a slower rate or take longer than we are currently assuming, we expect that the growth in inventory and other cash flow impacts associated with production would decrease. However, while any prolonged production suspension or delays in planned production rate increases could mitigate the impact on our liquidity, it could significantly increase the overall expected costs to produce aircraft included in the accounting quantity, which would reduce 737 program margins and/or increase abnormal production costs in the future.
Commercial air traffic has fallen dramatically due to the COVID-19 pandemic. This trend has impacted passenger traffic most severely. While the pandemic caused a temporary shift in air cargo dynamics, we have seen air cargo traffic to return to positive growth in 2021 on economic recovery and strengthening trade. Airlines have significantly reduced their capacity, and many could implement further reductions in the near future. These capacity changes are causing, and are expected to continue to cause, negative impacts to our customers’ revenue, earnings, and cash flow, and in some cases may threaten the future viability of some of our customers, potentially causing defaults within our customer financing portfolio and/or requiring us to remarket aircraft that have already been produced and/or are currently in backlog. If 737 MAX aircraft remain grounded for an extended period of time in certain non-U.S. jurisdictions, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result of the COVID-19 pandemic and associated impacts on demand. Our customers may also lack sufficient liquidity to purchase new aircraft due to impacts from the pandemic. We are also observing a significant increase in the number of requests for payment deferrals, contract modifications, lease restructurings and similar actions, and these trends may lead to additional earnings charges, impairments and other adverse financial impacts in our business over time. In addition, to the extent that customers have valid rights to cancel undelivered aircraft, we may be required to refund pre-delivery payments, putting additional constraints on our liquidity. There is risk that the industry implements longer-term strategies involving reduced capacity, shifting route patterns, and mitigation strategies related to impacts from COVID-19 and the risk of future public health crises. In addition, airlines may experience reduced demand due to reluctance by the flying public to travel.
We continue to expect commercial air travel to return to 2019 levels in 2023 to 2024. We expect it will take a few years beyond that for the industry to return to long-term trend growth. There is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. The COVID-19 pandemic also has increased, and its aftermath is also expected to continue to increase, uncertainty with respect to global trade volumes, putting significant negative pressure on cargo traffic. Any of these factors would have a significant impact on the demand for both single-aisle and wide-body commercial aircraft, as well as for the services we provide to commercial airlines. In addition, a lengthy period of reduced industry-wide demand for commercial aircraft would put additional pressure on our suppliers, resulting in increased procurement costs and/or additional supply chain disruption. To the extent that the COVID-19 pandemic or its aftermath further impacts demand for our products and services or impairs the viability of some of our customers and/or suppliers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.
Environmental
The following table summarizes environmental remediation activity during the three months ended March 31, 2021 and 2020.

	2021	2020
Beginning balance – January 1	$565	$570
Reductions for payments made	(13)	(9)
Changes in estimates	15	7
Ending balance – March 31	$567	$568
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2021 and December 31, 2020, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,059 and $1,095.

Product Warranties
The following table summarizes product warranty activity recorded during the three months ended March 31, 2021 and 2020.

	2021	2020
Beginning balance – January 1	$1,527	$1,267
Additions for current year deliveries	17	23
Reductions for payments made	(44)	(82)
Changes in estimates	234	341
Ending balance – March 31	$1,734	$1,549
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
Trade-in commitment agreements at March 31, 2021 have expiration dates from 2021 through 2028. At March 31, 2021 and December 31, 2020 total contractual trade-in commitments were $623 and $950. As of March 31, 2021 and December 31, 2020, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $400 and $599 and the fair value of the related trade-in aircraft was $400 and $580.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $13,383 and $11,512 as of March 31, 2021 and December 31, 2020. The estimated earliest potential funding dates for these commitments as of March 31, 2021 are as follows:

Total
April through December 2021	$2,166
2022	1,667
2023	3,839
2024	2,328
2025	1,934
Thereafter	1,449
$13,383
As of March 31, 2021, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Funding Commitments
We have commitments to make additional capital contributions of $243 to joint ventures over the next six years.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,037 and $4,238 as of March 31, 2021 and December 31, 2020.
United States Government Defense Environment Overview
The Omnibus appropriations acts for FY21, enacted in December 2020, provided FY21 appropriations for government departments and agencies, including the U.S. DoD, the National Aeronautics and Space Administration (NASA) and the Federal Aviation Administration.
The enacted FY21 appropriations included funding for Boeing’s major programs, such as the F/A-18 Super Hornet, F-15EX, CH-47 Chinook, AH-64 Apache, V-22 Osprey, KC-46A Tanker, P-8 Poseidon and Space Launch System.
On April 9, 2021, the Office of Management and Budget released the President’s budget request for fiscal year 2022, which included $715 billion in funding for the Department of Defense and $24.7 billion in funding for NASA. Detailed budget documentation has not yet been released, so there continues to be uncertainty with respect to requested funding levels for individual programs. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position and/or cash flows.
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
KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract and involves highly complex designs and systems integration. Since 2016, the USAF has authorized seven low rate initial production (LRIP) lots for a total of 94 aircraft. The EMD contract and authorized LRIP lots are valued at approximately $19 billion as of March 31, 2021.
At March 31, 2021, we had approximately $268 of capitalized precontract costs and $180 of potential termination liabilities to suppliers.

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

Severance
The following table summarizes changes in the severance liability during 2021:

2021
Beginning balance – January 1	$283
Reductions for payments made	(48)
Changes in estimates	(75)
Ending balance – March 31	$160
During 2020, the Company recorded severance costs for approximately 26,000 employees expected to leave the Company through a combination of voluntary and involuntary terminations. The severance packages are consistent with the Company’s ongoing compensation and benefits plans. During the first quarter of 2021, we reduced the estimated number of employees expected to leave the Company through voluntary and involuntary terminations to approximately 23,000. As of March 31, 2021, our severance liability relates to approximately 5,000 employees expected to leave the Company in the remainder of 2021.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2021	December 31 2020	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Contingent repurchase commitments	$1,452	$1,452	$1,452	$1,452
Credit guarantees	90	90	32	28	$24	$24
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

Note 11 – Debt
In the first quarter of 2021, we issued $9,825 of fixed rate senior notes consisting of $1,325 due February 4, 2023 that bear an annual interest rate of 1.167%, $3,000 due February 4, 2024 that bear an annual interest rate of 1.433%, and $5,500 due February 4, 2026 that bear an annual interest rate of 2.196%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $9,780, after deducting underwriting discounts, commissions, and offering expenses. We used the net proceeds of these note issuances to repay $9,825 outstanding under our two-year delayed draw term loan credit agreement. The remaining $4,000 of our two-year delayed draw term loan matures in February 2022.
In the first quarter of 2021, we entered into a $5,280 two-year revolving credit agreement. As of March 31, 2021, we have $14,753 currently available under credit line agreements, of which $3,073 expires in October 2021, $3,200 expires in October 2022, $5,280 expires in March 2023, and $3,200 expires in October 2024. The facility scheduled to expire in October 2021 has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Note 12 – Postretirement Plans
The components of net periodic benefit (income)/cost for the three months ended March 31 were as follows:

	Pension		Postretirement
	2021	2020	2021	2020
Service cost	$1		$22	$21
Interest cost	498	$614	23	36
Expected return on plan assets	(966)	(939)	(2)	(2)
Amortization of prior service credits	(20)	(20)	(9)	(9)
Recognized net actuarial loss/(gain)	310	258	(17)	(12)
Settlement loss	1
Net periodic benefit (income)/cost	($176)	($87)	$17	$34

Net periodic benefit cost included in Loss from operations	$1		$22	$21
Net periodic benefit (income)/cost included in Other income, net	(177)	($87)	(5)	13
Net periodic benefit (income)/cost included in Loss before income taxes	($176)	($87)	$17	$34

Note 13 – Share-Based Compensation and Other Compensation Arrangements
Stock Options
On February 17, 2021, we granted 342,986 premium-priced stock options to our executive officers as part of our long-term incentive program. These stock options have an exercise price equal to 120% of the fair market value of our stock on the date of grant. The stock options are scheduled to vest and become exercisable three years after the grant date and expire ten years after the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock options depending on certain age and service conditions. The fair value of the stock options granted was $74.63 and was estimated using a Monte-Carlo simulation model using the following assumptions: expected life 6.6 years, expected volatility 37.8%, risk free interest rate 1.3% and no expected dividend yield.
Restricted Stock Units
On February 17, 2021, we granted 980,077 restricted stock units (RSU) to our executives as part of our long-term incentive program. The RSUs granted under this program have a grant date fair value of $215.70 per unit and are generally scheduled to vest and settle in common stock (on a one-for-one basis) three years after the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions.
Note 14 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income/(loss) (AOCI) by component for the three months ended March 31, 2021 and 2020 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2020	($128)	$1	($84)	($15,942)		($16,153)
Other comprehensive (loss)/income before reclassifications	(77)		(275)			(352)
Amounts reclassified from AOCI			2	170	(2)	172
Net current period Other comprehensive (loss)/income	(77)		(273)	170		(180)
Balance at March 31, 2020	($205)	$1	($357)	($15,772)		($16,333)

Balance at January 1, 2021	($30)	$1	($43)	($17,061)		($17,133)
Other comprehensive (loss)/income before reclassifications	(36)		11	2		(23)
Amounts reclassified from AOCI			(2)	206	(2)	204
Net current period Other comprehensive (loss)/income	(36)		9	208		181
Balance at March 31, 2021	($66)	$1	($34)	($16,853)		($16,952)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the three months ended March 31, 2021 and 2020 totaling $228 and $193 (net of tax of ($65) and ($53)). These are included in the net periodic pension cost.

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
We continue to monitor the effects of the COVID-19 pandemic on our cash flow hedges, including reductions in our forecasted purchases of certain commodities. As of March 31, 2021, the impact of the COVID-19 pandemic on our cash flow hedges was not significant.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2021	December 31 2020	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,800	$2,594	$59	$81	($39)	($24)
Commodity contracts	416	404	16	4	(7)	(43)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	832	769	22	22	(6)	(16)
Commodity contracts	889	904	1		(23)	(17)
Total derivatives	$4,937	$4,671	$98	$107	($75)	($100)
Netting arrangements			(37)	(31)	37	31
Net recorded balance			$61	$76	($38)	($69)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Three months ended March 31
	2021	2020
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($19)	($197)
Commodity contracts	30	(78)

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Three months ended March 31
	2021	2020
Foreign exchange contracts
Revenues		($1)
Costs and expenses		(1)
General and administrative	$3
Commodity contracts
Costs and expenses	(3)	(1)
General and administrative expense	2
Gains related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the three months ended March 31, 2021 and 2020.
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $12 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange and commodity contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2021 was $2. At March 31, 2021, there was no collateral posted related to our derivatives.

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

	March 31, 2021			December 31, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,219	$2,219		$2,230	$2,230
Available-for-sale debt investments:
Commercial paper	234		$234	149		$149
Corporate notes	257		257	333		333
U.S. government agencies	101		101	114		114
Other equity investments	30	30		54	54
Derivatives	61		61	76		76
Total assets	$2,902	$2,249	$653	$2,956	$2,284	$672
Liabilities
Derivatives	($38)		($38)	($69)		($69)
Total liabilities	($38)		($38)	($69)		($69)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2021		2020
	Fair Value	Total Losses	Fair Value	Total Losses
Customer financing assets	$18	($9)
Investments		(7)	$52	($21)
Property, plant and equipment			36	(5)
Total	$18	($16)	$88	($26)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the year ended March 31, 2021, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Customer financing assets	$18	Market approach	Aircraft value publications	$15 - $24(1) Median $18
			Aircraft condition adjustments	($1) - $1(2) Net $0
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2021
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$417	$481		$481
Liabilities
Debt, excluding finance lease obligations	(63,384)	(69,716)		(69,701)	($15)

	December 31, 2020
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$420	$488		$488
Liabilities
Debt, excluding finance lease obligations	(63,380)	(72,357)		(72,342)	($15)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2021 and December 31, 2020. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
On January 6, 2021, we entered into a Deferred Prosecution Agreement with the U.S. Department of Justice that resolves the Department of Justice’s previously disclosed investigation into us regarding the evaluation of the 737 MAX airplane by the Federal Aviation Administration. Under the terms of the Deferred Prosecution Agreement, we agreed to the filing of a criminal information charging the Company with one count of conspiracy to defraud the United States, based on the conduct of two former 737 MAX program technical pilots; the criminal information will be dismissed after three years, provided that we comply with our obligations under the agreement. The Deferred Prosecution Agreement requires that we make payments totaling $2.51 billion, which consist of (a) a $243.6 million criminal monetary penalty; (b) $500 million in additional compensation to the heirs and/or beneficiaries of those who died in the Lion Air Flight 610 and Ethiopian Airlines Flight 302 accidents; and (c) $1.77 billion to the Company’s airline customers for harm incurred as a result of the grounding of the 737 MAX, offset in part by payments already made and the remainder satisfied through payments to be made prior to the termination of the Deferred Prosecution Agreement. The agreement also requires that we review our compliance program and undertake continuous improvement efforts with respect to it, and implement enhanced compliance reporting and internal controls mechanisms. We expensed $743.6 million in the fourth quarter of 2020 related to this agreement. During the first quarter, consistent with the terms of the Deferred Prosecution Agreement, the monetary penalty was paid, and the $500 million compensation amount was transferred to a fund established to benefit the heirs and/or beneficiaries of the victims of the 737 MAX accidents. In addition, the $1.77 billion amount related to the Company’s airline customers was included in amounts reserved in prior quarters for 737 MAX customer considerations.
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
Note 18 – Segment and Revenue Information
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
BCA revenues by customer location consist of the following:

(Dollars in millions)	Three months ended March 31
	2021	2020
Revenue from contracts with customers:
Europe	$873	$1,970
Asia	363	1,159
Middle East	129	549
Other	576	311
Total non-U.S. revenues	1,941	3,989
United States	2,353	2,174
Estimated potential concessions and other considerations to 737 MAX customers, net	(30)	30
Total revenues from contracts with customers	4,264	6,193
Intersegment revenues eliminated on consolidation	5	12
Total segment revenues	$4,269	$6,205

Revenue recognized on fixed-price contracts	100%	100%

Revenue recognized at a point in time	100%	100%
BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Three months ended March 31
	2021	2020
Revenue from contracts with customers:
U.S. customers	$5,520	$4,316
Non U.S. customers(1)	1,665	1,726
Total segment revenue from contracts with customers	$7,185	$6,042

Revenue recognized over time	99%	99%

Revenue recognized on fixed-price contracts	70%	67%

Revenue from the U.S. government(1)	90%	89%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

(Dollars in millions)	Three months ended March 31
	2021	2020
Revenue from contracts with customers:
Commercial	$1,625	$2,523
Government	2,070	2,033
Total revenues from contracts with customers	3,695	4,556
Intersegment revenues eliminated on consolidation	54	72
Total segment revenues	$3,749	$4,628

Revenue recognized at a point in time	43%	55%

Revenue recognized on fixed-price contracts	87%	89%

Revenue from the U.S. government(1)	43%	35%
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
Our backlog at March 31, 2021 was $363,853. We expect approximately 34% to be converted to revenue through 2022 and approximately 81% through 2025, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue due to the 737 MAX grounding in non-U.S. jurisdictions, entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10, and COVID-19 impacts.

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

	Three months ended March 31
	2021	2020
Share-based plans	($128)	($18)
Deferred compensation	(52)	193
Amortization of previously capitalized interest	(22)	(23)
Research and development expense, net	(42)	(54)
Eliminations and other unallocated items	(120)	(271)
Unallocated items, eliminations and other	($364)	($173)

Pension FAS/CAS service cost adjustment	$193	$255
Postretirement FAS/CAS service cost adjustment	77	92
FAS/CAS service cost adjustment	$270	$347
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
Assets
Segment assets are summarized in the table below:

	March 31 2021	December 31 2020
Commercial Airplanes	$78,960	$77,973
Defense, Space & Security	15,315	14,256
Global Services	17,239	17,399
Boeing Capital	1,939	1,978
Unallocated items, eliminations and other	36,582	40,530
Total	$150,035	$152,136
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the four principal business segments and intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2021, the related condensed consolidated statements of operations, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the "PCAOB"), the consolidated statement of financial position of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 1, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
April 28, 2021

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

Forward-looking statements are based on expectations and assumptions that we believe to be reasonable when made, but that may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are risks related to:

(1)	the COVID-19 pandemic and related industry impacts, including with respect to our operations and access to suppliers, our liquidity, the health of our customers and suppliers, and future demand for our products and services;

(2)	the 737 MAX, including the timing and conditions of remaining 737 MAX regulatory approvals, lower than planned production rates and/or delivery rates, and increased considerations to customers and suppliers;

(3)	general conditions in the economy and our industry, including those due to regulatory changes;

(4)	our reliance on our commercial airline customers;

(5)	the overall health of our aircraft production system, planned commercial aircraft production rate changes, our commercial development and derivative aircraft programs, and our aircraft being subject to stringent performance and reliability standards;

(6)	changing budget and appropriation levels and acquisition priorities of the U.S. government;

(7)	our dependence on U.S. government contracts;

(8)	our reliance on fixed-price contracts;

(9)	our reliance on cost-type contracts;

(10)	uncertainties concerning contracts that include in-orbit incentive payments;

(11)	our dependence on our subcontractors and suppliers as well as the availability of raw materials;

(12)	changes in accounting estimates;

(13)	changes in the competitive landscape in our markets;

(14)	our non-U.S. operations, including sales to non-U.S. customers;

(15)	threats to the security of our or our customers' information;

(16)	potential adverse developments in new or pending litigation and/or government investigations;

(17)	customer and aircraft concentration in our customer financing portfolio;

(18)	changes in our ability to obtain debt financing on commercially reasonable terms and at competitive rates;

(19)	realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures;

(20)	the adequacy of our insurance coverage to cover significant risk exposures;

(21)	potential business disruptions, including those related to physical security threats, information technology or cyber attacks, epidemics, sanctions or natural disasters;

(22)	work stoppages or other labor disruptions;

(23)	substantial pension and other postretirement benefit obligations; and

(24)	potential environmental liabilities.

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
The global outbreak of COVID-19 and the residual impacts of the 737 MAX grounding in 2019 continue to have significant adverse impacts on our business and are expected to continue to negatively impact revenue, earnings and operating cash flow in future quarters. They are also having a significant impact on our liquidity - see Liquidity Matters in Note 1 to our Condensed Consolidated Financial Statements for a further discussion of liquidity and additional actions we are taking in response to these challenges.
The COVID-19 pandemic has caused an unprecedented shock to demand for commercial air travel, creating a tremendous challenge for our customers, our business and the entire commercial aerospace manufacturing and services sectors. The latest International Air Transport Association (IATA) forecast projects recovery of passenger traffic in 2021 to approximately 43% of 2019 levels, as international markets see continued reopening challenges. However, global economic activity remains slow due to COVID-19, and governments continue to severely restrict travel to contain the spread of the virus. While recovery is gaining traction, we continue to expect that that it will remain slow and uneven as travel restrictions and varying regional travel protocols continue to impact air travel.
Generally, we expect domestic travel to recover faster than international travel. As a result, we expect the narrow-body market to recover faster than the wide-body market. Also, the pace of the commercial market recovery will be heavily dependent on COVID-19 infection rates, progress on vaccine distribution, and government travel and other restrictions on trade and commercial activity. Demand for dedicated freighters continues to be strong, underpinned by a strong recovery in global trade and overall air cargo growth. Overall cargo capacity remains challenged given the large impact that COVID-19 has had on international passenger operations, which also carry cargo.
Airline financial performance, which also plays a role in the demand for new capacity, has been adversely impacted by the COVID-19 pandemic. According to IATA, net losses for the airline industry are expected to be approximately $126 billion in 2020 and approximately $48 billion in 2021. Our customers are taking actions to combat the effects of the COVID-19 pandemic on the market by preserving liquidity. This comes in many forms such as deferrals of advances and other payments to suppliers, deferrals of deliveries, reduced spending on services, and, in some cases, cancellation of orders. We face a challenging environment in the near to medium term as airlines adjust to reduced traffic which in turn will lower demand for commercial aerospace products and services. The current environment is also affecting the financial viability of some airlines.
We continue to expect commercial air travel to return to 2019 levels in 2023 to 2024. We expect it will take a few years beyond that for the industry to return to long-term trend growth. To balance the supply and demand given the COVID-19 shock and to preserve our long-term potential and competitiveness, we have reduced the production rates of several of our Commercial Airplanes (BCA) programs. These rate decisions are based on our ongoing assessments of the demand environment and availability of aircraft financing. There is significant uncertainty with respect to when commercial air traffic levels will recover, and whether, and at what point, capacity will return to and/or exceed pre-COVID-19 levels. During the fourth quarter of 2020, we made adjustments to our estimates regarding timing of 777X entry into service. We now anticipate that the first 777X delivery will occur in late 2023. We will closely monitor the key factors that affect backlog and future demand for each of our commercial aircraft programs, including customers’ evolving fleet plans, the wide-body replacement cycle and the cargo market. We will maintain a disciplined rate management process, and make adjustments as appropriate in the future. Notwithstanding the changes we have made to production rates, risk remains that further reductions will be required. Additionally, if we are unable to make timely deliveries of the large number of aircraft in inventory as of March 31, 2021, future revenues, earnings and cash flows will be adversely impacted.

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
Deliveries of the 737 MAX resumed in the fourth quarter of 2020, when the Federal Aviation Administration (FAA) rescinded the order that grounded 737 MAX aircraft in the U.S. In addition, several other non-U.S. civil aviation authorities, including the Brazilian National Civil Aviation Agency, Transport Canada, and the European Union Aviation Safety Agency (EASA) have subsequently approved return of operations, allowing us to resume deliveries in those jurisdictions. More than 165 countries have approved the resumption of 737 MAX operations. Orders to suspend operations of 737 MAX aircraft from certain non-U.S. civil aviation authorities, including the Civil Aviation Administration of China, are still in effect. The grounding has had a significant adverse impact on our operations and creates significant uncertainty. We are focused on safely returning the 737 MAX to service for all of our customers.
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
At Defense, Space & Security (BDS), we continue to see a healthy market with solid demand for our major platforms and programs both domestically and internationally. However, we continue to experience near-term production disruptions and inefficiencies due to COVID-19 impacts.
We have implemented procedures to promote employee safety in our facilities, including more frequent and enhanced cleaning and adjusted schedules and work flows to support physical distancing. These actions have resulted, and will continue to result, in increased operating costs. In addition, a number of our suppliers have suspended or otherwise reduced their operations, and we are experiencing some supply chain shortages. Our suppliers are also experiencing liquidity pressures and disruptions to their operations as a result of COVID-19. We also continue to have large numbers of employees working from home. These measures and disruptions have reduced overall productivity and adversely impacted our financial position, results of operations, and cash flows. We expect further adverse impacts in future quarters.
In July 2020, we announced business transformation efforts to assess our business across five key pillars: infrastructure, overhead and organization, portfolio and investments, supply chain health and operational excellence. We continue to make progress across all five key pillars as we utilize a lower production rate environment to transform and improve our business processes. Within the infrastructure pillar we are assessing our overall facility requirements in light of reduced demand in our commercial businesses and remote and virtual work opportunities for large numbers of our workforce. The consolidation of the 787 production in South Carolina during the first quarter of 2021 is an example of this. We also anticipate a reduction of approximately 30% in office space needs compared to our pre-COVID capacity. During 2020 and 2021, we have made certain reductions to our footprint and are planning to implement further reductions in 2021 and over the next few years. However, as we consolidate our footprint, terminate leases and dispose of properties, we may incur near term adverse impacts to earnings. The overhead and organization pillar is focused on our cost structure and how we are organized so we can right size our workforce and simplify and reduce management layers and bureaucracy. We have recorded severance costs for approximately 23,000 employees, of which approximately 5,000 are expected to leave the Company in the remainder of 2021. The portfolio and investments pillar includes aligning our portfolio and investments to focus on our core business and the changes in market conditions. Through our portfolio and investment prioritization, we are reducing research and development and capital expenditures. The supply chain pillar is focused on supply chain health and stability, reducing indirect procurement spend and streamlining our transportation, logistics and warehousing approach. We are reducing indirect spend, by reducing expenditures in areas such as freight and logistics, purchased services and others. The operational excellence pillar is focused on improving performance, enhancing quality and reducing rework. For example, our information technology teams are evaluating opportunities to form or expand strategic partnerships with vendors that allow us to simplify and optimize our operations, and reduce overall costs. These activities are not intended to constrain our capacity, but rather to enable the Company to emerge stronger and be more resilient when the market recovers. We expect that successful execution of these measures will improve near term liquidity and long term cost competitiveness.
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2021	2020
Revenues	$15,217	$16,908

GAAP
Loss from operations	($83)	($1,353)
Operating margins	(0.5)%	(8.0)%
Effective income tax rate	1.9%	57.4%
Net loss attributable to Boeing Shareholders	($537)	($628)
Diluted loss per share	($0.92)	($1.11)

Non-GAAP (1)
Core operating loss	($353)	($1,700)
Core operating margins	(2.3)%	(10.1)%
Core loss per share	($1.53)	($1.70)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 52-53 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2021	2020
Commercial Airplanes	$4,269	$6,205
Defense, Space & Security	7,185	6,042
Global Services	3,749	4,628
Boeing Capital	60	65
Unallocated items, eliminations and other	(46)	(32)
Total	$15,217	$16,908
Revenues for the three months ended March 31, 2021 decreased by $1,691 million compared with the same period in 2020 driven by lower revenues at BCA and BGS, partially offset by higher revenues at

BDS. BCA revenues decreased by $1,936 million due to lower 787 deliveries, partially offset by higher 737 MAX deliveries due to recertification and return to service in most jurisdictions. BDS revenues increased by $1,143 million primarily from higher revenue on the KC-46A Tanker program. BGS revenues decreased by $879 million primarily due to lower commercial services revenue driven by impacts of the COVID-19 pandemic. Revenues will continue to be significantly impacted until deliveries ramp up and the commercial airline industry recovers from the impacts of COVID-19.
Loss From Operations
The following table summarizes Loss from operations:

(Dollars in millions)	Three months ended March 31
	2021	2020
Commercial Airplanes	($856)	($2,068)
Defense, Space & Security	405	(191)
Global Services	441	708
Boeing Capital	21	24
Segment operating earnings/(loss)	11	(1,527)
Pension FAS/CAS service cost adjustment	193	255
Postretirement FAS/CAS service cost adjustment	77	92
Unallocated items, eliminations and other	(364)	(173)
Loss from operations (GAAP)	($83)	($1,353)
FAS/CAS service cost adjustment *	(270)	(347)
Core operating loss (Non-GAAP) **	($353)	($1,700)
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating loss is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 52-53.
Loss from operations for the three months ended March 31, 2021 decreased by $1,270 million compared with the same period in 2020. BCA loss from operations decreased by $1,212 million due to higher 737 deliveries resulting from the 737 MAX recertification and lower period expenses. BDS earnings from operations were $405 million compared with a loss from operations of $191 million during the same period in 2020, primarily due to a $318 million charge on the VC-25B program in 2021 as compared with charges in 2020 of $827 million on the KC-46A Tanker program and $168 million on the VC-25B program. BGS earnings from operations decreased by $267 million primarily due to lower commercial services revenue. Lower commercial airplane deliveries and the COVID-19 pandemic will continue to have a significant adverse impact on future earnings and margins until deliveries ramp up and return to historical levels.
Core operating loss for the three months ended March 31, 2021 decreased by $1,347 million compared with the same period in 2020 primarily due to the changes described above.

Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2021	2020
Share-based plans	($128)	($18)
Deferred compensation	(52)	193
Amortization of previously capitalized interest	(22)	(23)
Research and development expense, net	(42)	(54)
Eliminations and other unallocated items	(120)	(271)
Unallocated items, eliminations and other	($364)	($173)
Share-based plans expense for the three months ended March 31, 2021 increased by $110 million compared with the same period in 2020 primarily due to a one-time stock grant of Restricted Stock Units to most employees in December 2020 that will vest in three years. This grant was in lieu of a 2021 salary merit increase.
Deferred compensation expense for the three months ended March 31, 2021 increased by $245 million compared with income in the same period in 2020 primarily driven by broad market conditions and changes in our stock price.
Unallocated research and development expense for the three months ended March 31, 2021 decreased by $12 million compared with the same period in 2020 primarily due to decreased spending by Boeing NeXt on product development.
Net periodic pension benefit costs included in Loss from operations were as follows:

(Dollars in millions)	Three months ended March 31
Pension Plans	2021	2020
Allocated to business segments	($194)	($255)
Pension FAS/CAS service cost adjustment	193	255
Net periodic benefit cost included in Loss from operations	($1)	$0
The pension FAS/CAS service cost adjustment recognized in Loss from operations during the three months ended March 31, 2021 decreased by $62 million compared with the same period in the prior year, primarily due to reductions in allocated pension cost year over year. The net periodic benefit cost included in Loss from operations during the three months ended March 31, 2021 and 2020 reflects the fact that nonunion and the majority of union employees have transitioned to company funded defined contribution retirement savings plans and do not generate ongoing Financial Accounting Standards (FAS) service costs.
For discussion related to Postretirement Plans, see Note 12 to our Condensed Consolidated Financial Statements.

Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2021	2020
Loss from operations	($83)	($1,353)
Other income, net	190	112
Interest and debt expense	(679)	(262)
Loss before income taxes	(572)	(1,503)
Income tax benefit	11	862
Net loss from continuing operations	(561)	(641)
Less: Net loss attributable to noncontrolling interest	(24)	(13)
Net loss attributable to Boeing Shareholders	($537)	($628)
Other income, net increased by $78 million during the three months ended March 31, 2021, primarily due to higher non-operating pension income. Non-operating pension income was $177 million during the three months ended March 31, 2021 compared with $87 million during the same period in 2020, primarily due to higher expected return on plan assets and lower interest cost, partially offset by higher amortization of actuarial losses. Non-operating postretirement income was $5 million during the three months ended March 31, 2021 compared with $13 million of expense during the same period in 2020.
Higher Interest and debt expense for the three months ended March 31, 2021 is primarily a result of higher debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Three months ended March 31
	2021	2020	Change
Cost of sales	$13,808	$16,768	($2,960)
Cost of sales as a % of Revenues	90.7%	99.2%	(8.5%)
Cost of sales for the three months ended March 31, 2021 decreased by $2,960 million, or 18% compared with the same period in 2020, primarily due to lower revenue at BCA and BGS, lower period expense at BCA and KC-46A Tanker charges recorded at BDS in 2020. Cost of sales as a percentage of Revenues decreased during the three months ended March 31, 2021 compared with the same period in 2020 primarily due to lower period expense at BCA and KC-46A Tanker charges recorded at BDS in 2020.

Research and Development
The following table summarizes our Research and development expense:

(Dollars in millions)	Three months ended March 31
	2021	2020
Commercial Airplanes	$269	$425
Defense, Space & Security	163	163
Global Services	25	30
Other	42	54
Total	$499	$672
Research and development expense decreased by $173 million during the three months ended March 31, 2021 compared to the same period in 2020, primarily due to lower spending at BCA on 777X and product development.
Backlog

(Dollars in millions)	March 31 2021	December 31 2020
Commercial Airplanes	$282,621	$281,588
Defense, Space & Security	61,269	60,847
Global Services	19,614	20,632
Unallocated items, eliminations and other	349	337
Total Backlog	$363,853	$363,404

Contractual backlog	$341,692	$339,309
Unobligated backlog	22,161	24,095
Total Backlog	$363,853	$363,404
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase during the three months ended March 31, 2021 was primarily due to orders in excess of deliveries, changes in price escalation, and changes in orders that in our assessment do not meet the accounting requirements of Accounting Standards Codification (ASC) 606 for inclusion in backlog, partially offset by cancellations. During 2019 and 2020, we received fewer new 737 MAX orders than we were receiving prior to the grounding. If 737 MAX aircraft remain grounded in certain jurisdictions for an extended period of time and/or if entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may continue to experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result of the COVID-19 pandemic and associated impacts on demand.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease during the three months ended March 31, 2021 was primarily due to reclassifications to contractual backlog related to BGS and BDS contracts, partially offset by contract awards.

Additional Considerations
Global Trade We continually monitor the global trade environment in response to geopolitical economic developments, as well as changes in tariffs, trade agreements, or sanctions that may impact the Company.
The global economy continues to experience significant adverse impacts due to the COVID-19 pandemic, including a decline in overall trade in general and in aerospace in particular. There is a great deal of uncertainty regarding the duration, scale, and localization of these impacts to the global economy and governments are enacting a wide range of responses to mitigate the unfolding economic impacts. We are closely monitoring the current impact and potential future economic consequences of COVID-19 to the global economy, the aerospace sector, and our Company. These adverse economic impacts have resulted in fewer orders than previously anticipated for our commercial aircraft.
China is a significant market for commercial airplanes and represents a significant component of our commercial airplanes backlog. Since 2018, the U.S. and China imposed an escalating series of tariffs on each other’s imports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. The U.S. and China entered into a Phase I agreement in January 2020. However, implementation of this agreement is incomplete and overall diplomatic relations between the U.S. and China have deteriorated. We continue monitoring developments for potential adverse impacts to the Company.
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
The U.S. and European Union (EU) have been engaged in two long-running disputes at the World Trade Organization (WTO) relating to large civil aircraft. As part of those disputes, in October 2019, the WTO authorized the U.S. to impose approximately $7.50 billion in annual tariffs on EU products in connection with the EU’s provision of eight instances of launch aid subsidies to Airbus. Following this authorization, the U.S. began to impose 15% tariffs on new Airbus airplanes imported into the U.S. as well as fuselages that Airbus manufactures in Europe and imports into the U.S. In October 2020, the WTO authorized the EU to impose approximately $3.99 billion in annual tariffs on U.S. products in connection with a tax incentive used by Boeing in Washington state that has since been repealed. Shortly thereafter, the EU began to impose 15% tariffs on Boeing airplanes imported into the EU. In March 2021, the U.S. and EU agreed to suspend both sets of tariffs until July 11, 2021, at which point the tariffs are set to automatically return if the parties have not reached a resolution or otherwise extend the suspension.
We will continue to evaluate the status of ongoing negotiations among the parties, as well as work with our customers on the possible impact of these tariffs should they be reinstated, as we continue to expect deliveries to European customers to increase in 2021 as compared to 2020.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
See Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impacts of COVID-19 on the airline industry environment.
Results of Operations

(Dollars in millions)	Three months ended March 31
	2021	2020
Revenues	$4,269	$6,205
Loss from operations	($856)	($2,068)
Operating margins	(20.1)%	(33.3)%
Revenues
BCA revenues decreased by $1,936 million for the three months ended March 31, 2021 compared with the same period in 2020 primarily due to lower 787 deliveries, partially offset by higher 737 MAX deliveries due to recertification and return to service in most jurisdictions.
While we resumed deliveries of 737 MAX aircraft in December 2020, the 737 MAX grounding is still in effect in certain non-U.S. jurisdictions. Revenues will continue to be significantly impacted until deliveries ramp up and the commercial airline industry recovers from the impacts of COVID-19.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first three months of 2021	63	(5)	1	5	(1)	6	2	77
Deliveries during the first three months of 2020	5	(3)		10	(5)	6	29	50
Cumulative deliveries as of 3/31/2021	7,545		1,561	1,211		1,659	994
Cumulative deliveries as of 12/31/2020	7,482		1,560	1,206		1,653	992
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $856 million for three months ended March 31, 2021 compared with $2,068 million in the same period in 2020. The variance of $1,212 million reflects higher 737 deliveries resulting from the 737 MAX recertification and lower period expense. Period expense for the three months ended March 31, 2021 included $568 million of abnormal production costs related to 737 MAX. Period expense for the for the three months ended March 31, 2020, included $797 million of abnormal production costs related to 737 MAX, $137 million of abnormal production costs from the temporary suspension of Puget Sound operations in response to COVID-19, and a $336 million charge related to 737NG frame fitting component repair costs. Lower research and development spending also contributed to the favorable year over year variance.
Lower commercial airplane deliveries and the COVID-19 pandemic will continue to have a significant adverse impact on future earnings and margins until deliveries ramp up and return to historical levels.

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
BCA total backlog increased from $281,588 million as of December 31, 2020 to $282,621 million at March 31, 2021 reflecting new orders in excess of deliveries, changes in projected price escalation and changes in orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog, partially offset by aircraft order cancellations. Aircraft order cancellations during the three months ended March 31, 2021 totaled $13,540 million and primarily relate to 737 MAX and 787 aircraft. ASC 606 adjustments for the three months ended March 31, 2021 resulted in an increase to backlog of $1,932 million primarily due to 777X aircraft, partially offset by 737 MAX aircraft. The ASC 606 adjustments include aircraft orders where a customer controlled contingency now exists, as well as orders where we can no longer assert that the customer is committed to perform or that it is probable that the customer will pay the full amount of consideration when it is due. If 737 MAX aircraft remain grounded in certain jurisdictions for an extended period of time and/or if entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may continue to experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result the COVID-19 pandemic and associated impacts on demand.
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

	Program
As of 3/31/2021	737	747	767	777	777X	787	†
Program accounting quantities	10,200	1,574	1,207	1,700	350	1,500
Undelivered units under firm orders	3,240	12	97	35	228	442	(22)
Cumulative firm orders	10,785	1,573	1,308	1,694	228	1,436

As of 12/31/2020	737	747	767	777	777X	787	†
Program accounting quantities	10,000	1,574	1,207	1,700	350	1,500
Undelivered units under firm orders	3,282	8	75	41	191	458	(22)
Cumulative firm orders	10,764	1,568	1,281	1,694	191	1,450
†    Aircraft ordered by BCC are identified in parentheses.

Program Highlights
737 Program The accounting quantity for the 737 program increased by 200 units during the first quarter of 2021 due to the program's progress of obtaining additional orders and delivering airplanes. See further discussion of the 737 MAX Grounding and COVID-19 Impacts in Note 9 to our Condensed Consolidated Financial Statements.
747 Program We are currently producing at a rate of 0.5 aircraft per month. We will complete production of the 747 in 2022. We believe that ending production of the 747 will not have a material impact on our financial position, results of operations or cash flows.
767 Program The 767 assembly line includes the commercial program and a derivative to support the tanker program. The commercial program has near breakeven gross margins. We are currently producing at a rate of 3 aircraft per month.
777 and 777X Programs There were no changes to the accounting quantities for the 777 and 777X programs during the first quarter of 2021. The production rate expectation for the combined 777/777X program remains at 2 per month in 2021.
In 2013, we launched the 777X-8 and 777X-9, which feature new composite wings, new engines and folding wing-tips. The first flight of the 777X was completed during the first quarter of 2020. We continue to anticipate that the first 777X delivery will occur in late 2023. We recorded a $6.5 billion reach-forward loss on the 777X program in the fourth quarter of 2020. We did not record an increase to the reach-forward loss in the first quarter of 2021.
The 777X fourth quarter revised schedule and reach-forward loss reflected a number of factors, including an updated assessment of global certification requirements informed by continued discussions with regulators and a management decision in the fourth quarter of 2020 to make modifications to the aircraft’s design, an updated assessment of COVID-19 impacts on market demand, and discussions with our customers with respect to aircraft delivery timing. These factors resulted in adjustments to production rates and the program accounting quantity, increased change incorporation costs, and associated customer and supply chain impacts.
The timing of the certification will ultimately be determined by the regulators, and further determinations with respect to anticipated certification requirements could result in additional delays in entry into service and/or additional cost increases.
The level of profitability on the 777X program will be subject to a number of factors. These factors include continued market uncertainty, the impacts of COVID-19 on our production system as well as impacts on our supply chain and customers, customer negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
787 Program During 2020, we experienced significant reductions in deliveries due to the impacts of COVID-19 on our customers as well as production issues and associated rework. We have expanded the scope of production inspections, and those inspections and associated rework have and continue to delay scheduled deliveries and are resulting in additional 787 aircraft in inventory. At December 31, 2020, we had approximately 80 787 aircraft in inventory. Deliveries resumed in March 2021 and two aircraft were delivered in the first quarter of 2021, resulting in approximately 100 aircraft in inventory at March 31, 2021. The majority of the aircraft remaining in inventory are expected to be delivered by the end of 2021. We continue to work with customers to facilitate deliveries. We are implementing changes in the production process designed to ensure that newly-built airplanes meet our specifications and do not require further inspections. Due to the impacts of COVID-19 on customer demand, we are now producing at a rate of 5 per month. During the first quarter of 2021, we consolidated 787 production in South Carolina, in line with our previous assumptions, which did not have a significant financial impact on the program. The 787 program has near breakeven gross margins due to the reductions in the production rates and the reduction in the program accounting quantity driven by the impacts of COVID-19 on customer demand. China is a significant market for the 787 program, and if the program is unable to obtain orders from China in future quarters, we may be required to adjust production rate assumptions. If we are required to further reduce the accounting quantity and/or production rates, experience further delivery delays, or experience other factors that could result in lower margins, the program could record a reach-forward loss in future periods.
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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Omnibus appropriations acts for fiscal year 2021 (FY21), enacted in December 2020, provided FY21 appropriations for government departments and agencies, including the United States Department of Defense (U.S. DoD), the National Aeronautics and Space Administration (NASA) and the Federal Aviation Administration.
The enacted FY21 appropriations included funding for Boeing’s major programs, such as the F/A-18 Super Hornet, F-15EX, CH-47 Chinook, AH-64 Apache, V-22 Osprey, KC-46A Tanker, P-8 Poseidon and Space Launch System.
On April 9, 2021, the Office of Management and Budget released the President’s budget request for fiscal year 2022, which included $715 billion in funding for the Department of Defense and $24.7 billion in funding for NASA. Detailed budget documentation has not yet been released, so there continues to be uncertainty with respect to requested funding levels for individual programs. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position and/or cash flows.

Results of Operations

(Dollars in millions)	Three months ended March 31
	2021	2020
Revenues	$7,185	$6,042
Earnings/(loss) from operations	$405	($191)
Operating margins	5.6%	(3.2)%
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2021	2020
F/A-18 Models	4	5
F-15 Models	3
CH-47 Chinook (New)	3	9
CH-47 Chinook (Renewed)	3	1
AH-64 Apache (New)	9	2
AH-64 Apache (Remanufactured)	15	14
P-8 Models	3	3
KC-46A Tanker	2	5
Total	42	39
Revenues
BDS revenues for the three months ended March 31, 2021 increased by $1,143 million compared with the same period in 2020, primarily from higher revenue on the KC-46A Tanker program due to new orders for 27 aircraft received during the quarter and the absence of charges related to the tanker program in 2021, which reduced revenue in 2020. Lower net unfavorable cumulative contract catch-up adjustments increased revenue for the three months ended March 31, 2021 by $386 million compared with the same period in 2020.

Earnings/(loss) From Operations
BDS earnings from operations for the three months ended March 31, 2021 of $405 million compared with a loss of $191 million the same period in 2020 largely due to the absence of charges related to the tanker program. The loss in the first quarter of 2020 was primarily due to KC-46A Tanker charges of $827 million and charges of $168 million related to VC-25B. Earnings for the three months ended March 31, 2021 included an increase to the reach-forward loss on VC-25B of $318 million which is largely due to COVID-19 impacts and performance issues at a key supplier.

The net unfavorable cumulative contract catch-up adjustments for the three months ended March 31, 2021, were $614 million lower than the comparable period in the prior year largely due to earnings charges in the first quarter of 2020.
BDS earnings from operations includes equity earnings of $7 million for the three months ended March 31, 2021 compared with $37 million for the same period in 2020, reflecting lower earnings from our United Launch Alliance joint venture.
Backlog
Total backlog of $61,269 million at March 31, 2021 was largely unchanged from December 31, 2020.
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
Global Services
Results of Operations

(Dollars in millions)	Three months ended March 31
	2021	2020
Revenues	$3,749	$4,628
Earnings from operations	$441	$708
Operating margins	11.8%	15.3%
Revenues
BGS revenues for the three months ended March 31, 2021 decreased by $879 million compared with the same period in 2020 primarily due to lower commercial services revenue driven by impacts of the COVID-19 pandemic. The net favorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2021 were $55 million higher than the comparable period in the prior year. We expect the impacts of the COVID-19 pandemic to continue to have an adverse impact on BGS commercial revenues in future quarters until the commercial airline industry environment recovers.

Earnings From Operations
BGS earnings from operations for the three months ended March 31, 2021 decreased by $267 million compared with the same period in 2020, primarily due to lower commercial services revenue. The net favorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2021 were $49 million higher than the comparable period in the prior year.
Backlog
BGS backlog decreased from $20,632 million as of December 31, 2020 to $19,614 million at March 31, 2021, primarily due to revenue recognized on contracts awarded in prior years.
Boeing Capital
Results of Operations

(Dollars in millions)	Three months ended March 31
	2021	2020
Revenues	$60	$65
Earnings from operations	$21	$24
Operating margins	35%	37%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the three months ended March 31, 2021 were consistent with the same period in 2020.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the three months ended March 31, 2021 were consistent with same period in 2020.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2021	December 31 2020
Customer financing and investment portfolio, net	$1,924	$1,961
Other assets, primarily cash and short-term investments	415	402
Total assets	$2,339	$2,363

Other liabilities, primarily deferred income taxes	$351	$392
Debt, including intercompany loans	1,640	1,640
Equity	348	331
Total liabilities and equity	$2,339	$2,363

Debt-to-equity ratio	4.7-to-1	5-to-1
BCC’s customer financing and investment portfolio at March 31, 2021 decreased $37 million from December 31, 2020 primarily due to note payoffs and portfolio run-off.

BCC enters into certain intercompany transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Aircraft subject to leases with a carrying value of approximately $28 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2021	2020
Net loss	($561)	($641)
Non-cash items	1,212	680
Changes in working capital	(4,038)	(4,341)
Net cash used by operating activities	(3,387)	(4,302)
Net cash provided/(used) by investing activities	2,764	(379)
Net cash (used)/provided by financing activities	(48)	10,280
Effect of exchange rate changes on cash and cash equivalents	(18)	(47)
Net (decrease)/increase in cash & cash equivalents, including restricted	(689)	5,552
Cash & cash equivalents, including restricted, at beginning of year	7,835	9,571
Cash & cash equivalents, including restricted, at end of period	$7,146	$15,123
Operating Activities Net cash used by operating activities was $3.4 billion during the three months ended March 31, 2021, compared with $4.3 billion during the same period in 2020 driven by a lower net loss in 2021, changes in working capital, and an increase in non-cash items in 2021. The year-over-year increase in non-cash items reflects higher share-based plans expense and treasury shares issued for 401(k) contributions. The changes in working capital reflect an increase in commercial airplane inventory in 2021 due to a continued buildup of more 787 aircraft caused by production issues, which resulted in a significant reduction in 787 deliveries. This was partially offset by a decrease in 737 MAX inventory reflecting the resumption of deliveries. The increase in commercial airplane inventory in 2020 was due to lower deliveries and suspension of certain production operations due to the 737 MAX grounding and the beginning of the COVID-19 pandemic. Cash provided by Advances and progress billings was $0.4 billion in 2021, as compared with $1.3 billion in 2020. Compensation payments to 737 MAX customers totaled $1.2 billion and $0.7 billion during the three months ended March 31, 2021 and 2020. Additionally, in the first quarter of 2021, we paid $0.7 billion consistent with the terms of the Deferred Prosecution Agreement between Boeing and the U.S. Department of Justice. The impacts of lower commercial airline deliveries and the residual impacts of the 737 MAX grounding in 2019 are expected to continue to have a significant negative impact on our operating cash flows during 2021.

Payables to suppliers who elected to participate in supply chain financing programs remained consistent for the three months ended March 31, 2021 and decreased by $0.5 billion for the same period in the prior year primarily due to reductions in commercial purchases from suppliers in 2020. Supply chain financing is not material to our overall liquidity.
Investing Activities Cash provided by investing activities was $2.8 billion during the three months ended March 31, 2021, compared with cash used of $0.4 billion during the same period in 2020, primarily due to $3.1 billion of higher net proceeds from investments. In the three months ended March 31, 2021 and 2020, capital expenditures totaled $0.3 billion and $0.4 billion. We expect capital expenditures in 2021 to be relatively consistent with 2020.

Financing Activities Cash used by financing activities was $48 million during the three months ended March 31, 2021 compared with cash provided of $10.3 billion during the same period in 2020. During the three months ended March 31, 2021, net repayments were $33 million compared with net borrowings of $11.6 billion in the same period in 2020. The absence of dividends in 2021 reflects the Company’s decision to suspend the declaration or payment of dividends until further notice. For further discussion see Liquidity Matters in Note 1 to our Condensed Consolidated Financial Statements.
As of March 31, 2021 and December 31, 2020, the total debt balance was $63.6 billion. At March 31, 2021, $6.0 billion of debt was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $1.6 billion, $0.9 billion of which was classified as short-term.
Capital Resources The impacts of the COVID-19 pandemic, 737 MAX grounding and reduction in 787 deliveries are having a significant negative impact on our liquidity and ongoing operations and creating significant uncertainty. We have and are continuing to take significant actions to manage and preserve our liquidity. For further discussion see Liquidity Matters in Note 1 to our Condensed Consolidated Financial Statements.
At March 31, 2021, we had $7.1 billion of cash and $14.9 billion of short term investments. At March 31, 2021, we had $14.8 billion of unused borrowing capacity on revolving credit line agreements, of which $3.1 billion expires in October 2021, $3.2 billion expires in October 2022, $5.3 billion expires in March 2023, and $3.2 billion expires in October 2024. The facility scheduled to expire in October 2021 has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We anticipate that these credit lines will primarily serve as backup liquidity to support our general corporate borrowing needs.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At March 31, 2021, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Customer Financing commitments totaled $13.4 billion and $11.5 billion at March 31, 2021 and December 31, 2020. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $567 million at March 31, 2021. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.

Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the FAS/CAS service cost adjustment. The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Core earnings per share excludes both the FAS/CAS service cost adjustment and non-operating pension and postretirement expenses. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to BCA and certain BGS businesses supporting commercial customers. Pension costs allocated to BDS and BGS businesses supporting government customers are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid.
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $193 million and $255 million for the three months ended March 31, 2021 and 2020. The non-operating pension expenses included in Other income, net were benefits of $177 million and $87 million for the three months ended March 31, 2021 and 2020. The benefits in 2021 reflect expected returns in excess of interest cost and amortization of actuarial losses.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 39 of this Form 10-Q and on page 57 of our 2020 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit costs primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating loss, core operating margin and core loss per share with the most directly comparable GAAP financial measures of loss from operations, operating margins and diluted loss per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2021	2020
Revenues	$15,217	$16,908
Loss from operations, as reported	($83)	($1,353)
Operating margins	(0.5)%	(8.0)%

Pension FAS/CAS service cost adjustment (1)	($193)	($255)
Postretirement FAS/CAS service cost adjustment (1)	(77)	(92)
FAS/CAS service cost adjustment (1)	($270)	($347)
Core operating loss (non-GAAP)	($353)	($1,700)
Core operating margins (non-GAAP)	(2.3)%	(10.1)%

Diluted loss per share, as reported	($0.92)	($1.11)
Pension FAS/CAS service cost adjustment (1)	(0.33)	(0.45)
Postretirement FAS/CAS service cost adjustment (1)	(0.13)	(0.16)
Non-operating pension expense (2)	(0.30)	(0.16)
Non-operating postretirement expense (2)	(0.01)	0.02
Provision for deferred income taxes on adjustments (3)	0.16	0.16
Core loss per share (non-GAAP)	($1.53)	($1.70)

Weighted average diluted shares (in millions)	585.4	565.9
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have financial instruments that are subject to interest rate risk, principally fixed- and floating-rate debt obligations, and customer financing assets and liabilities. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt. As of March 31, 2021, we have $4 billion remaining on our two-year delayed draw floating-rate term loan credit agreement. An increase or decrease of 100 basis points in interest rates on this floating-rate debt would increase or decrease our pre-tax loss by $36 million over the next 12 months. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes.
There have been no significant changes to our foreign currency exchange rate or commodity price risk since December 31, 2020.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2021 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the first quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 17 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
1/1/2021 thru 1/31/2021	83,222	$205.60
2/1/2021 thru 2/28/2021	73,567	213.57
3/1/2021 thru 3/31/2021	24,129	223.57
Total	180,918	$211.24
(1)A total of 180,918 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program or in swap transactions.
(2)On March 21, 2020, the Board of Directors terminated its prior authorization to repurchase shares of the Company's outstanding common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of The Boeing Company, as amended and restated effective April 20, 2021 (Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 20, 2021)

10.1*	Form of U.S. Notice of Terms of Non-Qualified Stock Option

10.2*	Form of International Notice of Terms of Non-Qualified Stock Option

10.3*	Form of U.S. Notice of Terms of Non-Qualified Stock Option for CEO

10.4*	Form of U.S. Notice of Terms of Restricted Stock Units

10.5*	Form of International Notice of Terms of Restricted Stock Units

10.6*	Form of U.S. Notice of Terms of Restricted Stock Units for CEO

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 28, 2021	/s/ Carol J. Hibbard
(Date)	Carol J. Hibbard
Senior Vice President and Controller