Form 10-Q
period 2021-06-30
BOEING CO
filed 2021-07-28
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 21, 2021, there were 586,151,904 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2021

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Sales of products	$26,672	$23,254	$14,154	$9,063
Sales of services	5,543	5,461	2,844	2,744
Total revenues	32,215	28,715	16,998	11,807

Cost of products	(23,895)	(25,091)	(12,263)	(10,378)
Cost of services	(4,483)	(4,632)	(2,316)	(2,589)
Boeing Capital interest expense	(18)	(23)	(9)	(11)
Total costs and expenses	(28,396)	(29,746)	(14,588)	(12,978)
	3,819	(1,031)	2,410	(1,171)
Income/(loss) from operating investments, net	75	(47)	38	(45)
General and administrative expense	(2,072)	(2,034)	(1,040)	(1,161)
Research and development expense, net	(996)	(1,297)	(497)	(625)
Gain on dispositions, net	114	92	112	38
Earnings/(loss) from operations	940	(4,317)	1,023	(2,964)
Other income, net	389	206	199	94
Interest and debt expense	(1,352)	(815)	(673)	(553)
(Loss)/earnings before income taxes	(23)	(4,926)	549	(3,423)
Income tax benefit	29	1,890	18	1,028
Net earnings/(loss)	6	(3,036)	567	(2,395)
Less: net loss attributable to noncontrolling interest	(44)	(32)	(20)	(19)
Net earnings/(loss) attributable to Boeing Shareholders	$50	($3,004)	$587	($2,376)

Basic earnings/(loss) per share	$0.09	($5.31)	$1.00	($4.20)

Diluted earnings/(loss) per share	$0.09	($5.31)	$1.00	($4.20)

Weighted average diluted shares (millions)	588.6	566.1	590.2	566.4
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Net earnings/(loss)	$6	($3,036)	$567	($2,395)
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(22)	(33)	14	44
Unrealized gain/(loss) on derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($17), $54, ($14) and ($23)	65	(186)	54	89
Reclassification adjustment for (gains)/losses included in net earnings/(loss), net of tax of $0, ($4), $0 and ($3)	(2)	12		10
Total unrealized gain/(loss) on derivative instruments, net of tax	63	(174)	54	99
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $12, $12, $6 and $6	(45)	(45)	(22)	(22)
Net actuarial gain/(loss) arising during the period, net of tax of ($2), $3, ($2) and $3	7	(12)	7	(12)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($122), ($103), ($57) and ($50)	463	390	235	197
Settlements and curtailments included in net earnings/(loss), net of tax of ($1), ($1), ($1) and ($1)	3	2	2	2
Pension and postretirement cost related to our equity method investments, net of tax of ($1), $0, $0 and $0	3		1
Total defined benefit pension plans and other postretirement benefits, net of tax	431	335	223	165
Other comprehensive income, net of tax	472	128	291	308
Comprehensive income/(loss), net of tax	478	(2,908)	858	(2,087)
Less: Comprehensive loss related to noncontrolling interest	(44)	(32)	(20)	(19)
Comprehensive income/(loss) attributable to Boeing Shareholders, net of tax	$522	($2,876)	$878	($2,068)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2021	December 31 2020
Assets
Cash and cash equivalents	$8,271	$7,752
Short-term and other investments	13,071	17,838
Accounts receivable, net	2,490	1,955
Unbilled receivables, net	9,203	7,995
Current portion of customer financing, net	74	101
Inventories	81,799	81,715
Other current assets, net	4,187	4,286
Total current assets	119,095	121,642
Customer financing, net	1,865	1,936
Property, plant and equipment, net of accumulated depreciation of $20,567 and $20,507	11,341	11,820
Goodwill	8,076	8,081
Acquired intangible assets, net	2,702	2,843
Deferred income taxes	84	86
Investments	883	1,016
Other assets, net of accumulated amortization of $863 and $729	4,889	4,712
Total assets	$148,935	$152,136
Liabilities and equity
Accounts payable	$11,450	$12,928
Accrued liabilities	19,502	22,171
Advances and progress billings	50,738	50,488
Short-term debt and current portion of long-term debt	6,534	1,693
Total current liabilities	88,224	87,280
Deferred income taxes	1,064	1,010
Accrued retiree health care	4,017	4,137
Accrued pension plan liability, net	13,519	14,408
Other long-term liabilities	1,571	1,486
Long-term debt	57,025	61,890
Total liabilities	165,420	170,211
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	8,481	7,787
Treasury stock, at cost - 426,385,230 and 429,941,021 shares	(52,223)	(52,641)
Retained earnings	38,660	38,610
Accumulated other comprehensive loss	(16,661)	(17,133)
Total shareholders’ deficit	(16,682)	(18,316)
Noncontrolling interests	197	241
Total equity	(16,485)	(18,075)
Total liabilities and equity	$148,935	$152,136
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2021	2020
Cash flows – operating activities:
Net earnings/(loss)	$6	($3,036)
Adjustments to reconcile net earnings/(loss) to net cash used by operating activities:
Non-cash items –
Share-based plans expense	493	115
Treasury shares issued for 401(k) contribution	628
Depreciation and amortization	1,087	1,103
Investment/asset impairment charges, net	38	280
Customer financing valuation adjustments	(1)	9
Gain on dispositions, net	(114)	(92)
Other charges and credits, net	(1)	815
Changes in assets and liabilities –
Accounts receivable	(523)	143
Unbilled receivables	(1,207)	285
Advances and progress billings	251	1,822
Inventories	413	(6,741)
Other current assets	324	433
Accounts payable	(2,035)	(3,181)
Accrued liabilities	(2,613)	514
Income taxes receivable, payable and deferred	(130)	(1,894)
Other long-term liabilities	(127)	(109)
Pension and other postretirement plans	(576)	(357)
Customer financing, net	83	62
Other	134	247
Net cash used by operating activities	(3,870)	(9,582)
Cash flows – investing activities:
Property, plant and equipment additions	(513)	(776)
Property, plant and equipment reductions	51	96
Contributions to investments	(20,108)	(12,557)
Proceeds from investments	24,989	543
Other	4	8
Net cash provided/(used) by investing activities	4,423	(12,686)
Cash flows – financing activities:
New borrowings	9,826	42,302
Debt repayments	(9,882)	(8,265)
Stock options exercised	29	27
Employee taxes on certain share-based payment arrangements	(40)	(164)
Dividends paid		(1,158)
Net cash (used)/provided by financing activities	(67)	32,742
Effect of exchange rate changes on cash and cash equivalents, including restricted	(14)	(11)
Net increase in cash & cash equivalents, including restricted	472	10,463
Cash & cash equivalents, including restricted, at beginning of year	7,835	9,571
Cash & cash equivalents, including restricted, at end of period	8,307	20,034
Less restricted cash & cash equivalents, included in Investments	36	42
Cash and cash equivalents at end of period	$8,271	$19,992
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the six months ended June 30, 2021 and 2020
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2020	$5,061	$6,745	($54,914)	$50,482	($16,153)	$317	($8,462)
Net loss				(3,004)		(32)	(3,036)
Other comprehensive income, net of tax of ($39)					128		128
Share-based compensation		115					115
Treasury shares issued for stock options exercised, net		(20)	47				27
Treasury shares issued for other share-based plans, net		(192)	38				(154)
Balance at June 30, 2020	$5,061	$6,648	($54,829)	$47,478	($16,025)	$285	($11,382)

Balance at January 1, 2021	$5,061	$7,787	($52,641)	$38,610	($17,133)	$241	($18,075)
Net earnings				50		(44)	6
Other comprehensive income, net of tax of ($131)					472		472
Share-based compensation		493					493
Treasury shares issued for stock options exercised, net		(19)	48				29
Treasury shares issued for other share-based plans, net		(76)	38				(38)
Treasury shares issued for 401(k) contribution		296	332				628
Balance at June 30, 2021	$5,061	$8,481	($52,223)	$38,660	($16,661)	$197	($16,485)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended June 30, 2021 and 2020
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at April 1, 2020	$5,061	$6,595	($54,842)	$49,854	($16,333)	$305	($9,360)
Net loss				(2,376)		(19)	(2,395)
Other comprehensive income, net of tax of ($68)					308		308
Share-based compensation		60					60
Treasury shares issued for stock options exercised, net		(4)	11				7
Treasury shares issued for other share-based plans, net		(3)	2				(1)
Changes in noncontrolling interests						(1)	(1)
Balance at June 30, 2020	$5,061	$6,648	($54,829)	$47,478	($16,025)	$285	($11,382)

Balance at April 1, 2021	$5,061	$8,155	($52,395)	$38,073	($16,952)	$217	($17,841)
Net earnings				587		(20)	567
Other comprehensive income, net of tax of ($68)					291		291
Share-based compensation		172					172
Treasury shares issued for stock options exercised, net		(3)	9				6
Treasury shares issued for other share-based plans, net		(3)	1				(2)
Treasury shares issued for 401(k) contribution		160	162				322
Balance at June 30, 2021	$5,061	$8,481	($52,223)	$38,660	($16,661)	$197	($16,485)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Revenues:
Commercial Airplanes	$10,284	$7,838	$6,015	$1,633
Defense, Space & Security	14,061	12,630	6,876	6,588
Global Services	7,816	8,116	4,067	3,488
Boeing Capital	138	134	78	69
Unallocated items, eliminations and other	(84)	(3)	(38)	29
Total revenues	$32,215	$28,715	$16,998	$11,807
Earnings/(loss) from operations:
Commercial Airplanes	($1,328)	($4,830)	($472)	($2,762)
Defense, Space & Security	1,363	409	958	600
Global Services	972	36	531	(672)
Boeing Capital	57	17	36	(7)
Segment operating earnings/(loss)	1,064	(4,368)	1,053	(2,841)
Unallocated items, eliminations and other	(662)	(651)	(298)	(478)
FAS/CAS service cost adjustment	538	702	268	355
Earnings/(loss) from operations	940	(4,317)	1,023	(2,964)
Other income, net	389	206	199	94
Interest and debt expense	(1,352)	(815)	(673)	(553)
(Loss)/earnings before income taxes	(23)	(4,926)	549	(3,423)
Income tax benefit	29	1,890	18	1,028
Net earnings/(loss)	6	(3,036)	567	(2,395)
Less: Net loss attributable to noncontrolling interest	(44)	(32)	(20)	(19)
Net earnings/(loss) attributable to Boeing Shareholders	$50	($3,004)	$587	($2,376)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 18 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2020 Annual Report on Form 10-K.
Liquidity Matters
The global outbreak of COVID-19 and residual impacts from the grounding of the 737 MAX airplane in 2019 are having a significant adverse impact on our business and are expected to continue to negatively impact revenue, earnings, and operating cash flow in future quarters. The COVID-19 pandemic has caused an unprecedented shock to demand for air travel, creating a tremendous challenge for our customers, our business, and the entire aerospace manufacturing and services sector. We continue to expect commercial air travel to return to 2019 levels in 2023 to 2024. We expect it will take a few years beyond that for the industry to return to long-term trend growth. There is significant uncertainty with respect to when commercial air traffic levels will recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels.
During the first six months of 2021, net cash used by operating activities was $3.9 billion. Our operating cash flows continue to be impacted by lower commercial airplane deliveries and increases in commercial airplane inventory. We expect negative operating cash flows until commercial deliveries ramp up. In the first quarter of 2021, we issued $9.8 billion of fixed rate senior notes that mature between 2023 and 2026. We used the net proceeds of these note issuances to repay $9.8 billion outstanding under our two-year delayed draw term loan credit agreement. The remaining $4.0 billion of our two-year delayed draw term loan matures in February 2022. As a result, our cash and short-term investment balance was $21.3 billion at June 30, 2021, down from $25.6 billion at December 31, 2020, while our debt balance was $63.6 billion at June 30, 2021, unchanged from December 31, 2020. Short-term debt and the current portion of long-term debt increased to $6.5 billion at June 30, 2021, up from $1.7 billion at December 31, 2020. The current portion of long term debt includes term notes of $1.5 billion maturing in the second half of 2021 and the remaining delayed draw term loan. Our short-term and long-term credit ratings remained unchanged during the second quarter of 2021.
In the first quarter of 2021, we entered into a $5.3 billion two-year revolving credit agreement, which we have not drawn upon. As of June 30, 2021, our unused borrowing capacity on revolving credit agreements is $14.8 billion, up from $9.5 billion at December 31, 2020. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs. See Note 11.
At June 30, 2021, trade payables included $3.4 billion payable to suppliers who have elected to participate in supply chain financing programs. While access to supply chain financing was reduced in 2020 due to our credit ratings and debt levels, we do not believe that these or future changes in the availability of supply chain financing will have a significant impact on our liquidity.
In addition to our debt issuances, we have taken a number of actions to improve liquidity. During 2020, our Board of Directors terminated its prior authorization to repurchase shares of the Company’s outstanding common stock and suspended the declaration and/or payment of dividends until further notice. We have also reduced production rates in our commercial business to reflect the impact of COVID-19 on the industry. We are executing on our plans to reduce our workforce through a combination of voluntary and involuntary layoffs and natural turnover. We have recorded severance costs for approximately 19,000 employees. In the fourth quarter of 2020, we began using our common stock in lieu of cash to fund Company contributions to our 401(k) plans. In December 2020, in lieu of merit pay increases, we awarded most of our employees a one-time stock grant that will vest in three years. We have reduced discretionary spending, including reducing or deferring research and development and capital expenditures. We expect these actions will further enable the Company to conserve cash.
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
In July 2020, we announced our business transformation efforts to assess our business across five key pillars: infrastructure, overhead and organization, portfolio and investments, supply chain health, and operational excellence. Within the infrastructure pillar we are assessing our overall facility requirements in light of reduced demand in our commercial businesses and remote and virtual work opportunities for large numbers of our workforce. We also anticipate a reduction in office space needs compared to our pre-COVID capacity. However, as we consolidate our footprint, terminate leases, and dispose of properties, we may incur near term adverse impacts to earnings. The overhead and organization pillar is focused on our cost structure and how we are organized so we can right size our workforce and simplify and reduce management layers and bureaucracy. The portfolio and investments pillar includes aligning our portfolio and investments to focus on our core business and the changes in market conditions. The supply chain pillar is focused on supply chain health and stability, reducing indirect procurement spend and streamlining our transportation, logistics, and warehousing approach. The operational excellence pillar is focused on improving performance, enhancing quality, and reducing rework. These activities are not intended to constrain our capacity, but rather to enable the Company to emerge stronger and be more resilient when the market recovers.
Based on our current best estimates of market demand, planned production rates, timing of cash receipts and expenditures, our ability to successfully implement further actions to improve liquidity, as well as our ability to access additional liquidity, if needed, we believe it is probable that we will be able to fund our operations for the foreseeable future.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that the accounting estimates and assumptions included in these financial statements are appropriate and reflect increased uncertainties surrounding the severity and duration of the impacts of the COVID-19 pandemic, however actual results could differ from those estimates.
Long-term Contracts
Changes in estimated revenues, cost of sales, and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a long-term contract’s percentage-of-completion. When the current estimates of total sales and costs for a long-term contract indicate a loss, a provision for the entire reach-forward loss on the long-term contract is recognized.

Net cumulative catch-up adjustments to prior periods' revenue and earnings, including certain reach-forward losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Increase/(decrease) to Revenue	$230	($290)	$223	$144
Increase/(decrease) to Earnings/(loss) from operations	$58	($749)	$234	$90
(Decrease)/increase to Diluted EPS	($0.03)	($0.82)	$0.41	$0.11
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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Net earnings/(loss) attributable to Boeing Shareholders	$50	($3,004)	$587	($2,376)
Less: earnings available to participating securities
Net earnings/(loss) available to common shareholders	$50	($3,004)	$587	($2,376)
Basic
Basic weighted average shares outstanding	586.4	566.1	587.5	566.4
Less: participating securities	0.4	0.5	0.4	0.5
Basic weighted average common shares outstanding	586.0	565.6	587.1	565.9
Diluted
Basic weighted average shares outstanding	586.4	566.1	587.5	566.4
Dilutive potential common shares(1)	2.2		2.7
Diluted weighted average shares outstanding	588.6	566.1	590.2	566.4
Less: participating securities	0.4	0.5	0.4	0.5
Diluted weighted average common shares outstanding	588.2	565.6	589.8	565.9
Net earnings/(loss) per share:
Basic	$0.09	($5.31)	$1.00	($4.20)
Diluted	0.09	(5.31)	1.00	(4.20)
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

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Performance awards	2.7	6.1	2.8	5.5
Performance-based restricted stock units	0.8	1.4	0.8	1.4
Restricted stock units	0.7
Stock options	0.3		0.3
Note 3 – Income Taxes
Our estimated annual effective tax rate as of June 30, 2021 reflects the current U.S. federal tax rate of 21%, research and development tax credits, and other miscellaneous permanent adjustments. After considering discrete adjustments primarily driven by reductions in the valuation allowance, the actual effective income tax rates for the six and three months ended June 30, 2021 are 126.1% and (3.3)%. The actual effective tax rates were 38.4% and 30.0% for the comparable periods in the prior year.
The actual effective income tax rate of 126.1% for the six months ended June 30, 2021 is significantly higher than the comparable period in the prior year due primarily to the near breakeven year-to-date pre-tax loss of $23 for the six months ended June 30, 2021 in relation to permanent tax adjustments and discrete items during the current period. In the three months ended June 30, 2021, discrete tax benefits primarily driven by reductions in the valuation allowance more than offset ongoing tax expense resulting in an actual effective income tax rate of (3.3)%.
The 2020 tax rates include tax benefits from the CARES Act enacted on March 27, 2020 that included a five-year net operating loss carryback provision which enabled us to benefit certain 2020 losses and remeasure certain deferred tax assets and liabilities at the former federal tax rate of 35%. The 2020 tax rates also include research and development tax credits and excess tax benefits related to share-based payments.
As of June 30, 2021 and December 31, 2020, the Company had recorded valuation allowances of $3,034 and $3,094 primarily for certain federal deferred tax assets, state net operating loss carryforwards, and state tax credits. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. Based on these methods, deferred tax liabilities were assumed to reverse and generate taxable income over the next 5 to 10 years while deferred tax assets related to pension and other postretirement benefit obligations were assumed to reverse and generate tax deductions over the next 15 to 20 years. The valuation allowance primarily resulted from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of certain deferred tax assets.
As of June 30, 2021, based on the estimated reversal patterns of the Company’s deferred tax assets and liabilities, it is more likely than not that the Company will realize the federal deferred tax assets generated in 2021 as there is sufficient projected income from reversals of deferred tax liabilities in the next five years.
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

Note 4 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the six months ended June 30, 2021 and 2020 consisted of the following:

	Accounts receivable, net	Unbilled receivables, net	Other current assets, net	Customer financing, net	Other assets, net	Total
Balance at January 1, 2020	($138)	($81)	($38)	($5)	($75)	($337)
Changes in estimates	(246)	(107)	(10)	(9)	(34)	(406)
Write-offs	3					3
Balance at June 30, 2020	($381)	($188)	($48)	($14)	($109)	($740)

Balance at January 1, 2021	($444)	($129)	($72)	($17)	($140)	($802)
Changes in estimates	16		(3)	1	(36)	(22)
Write-offs	15		1			16
Balance at June 30, 2021	($413)	($129)	($74)	($16)	($176)	($808)
Note 5 – Inventories
Inventories consisted of the following:

	June 30 2021	December 31 2020
Long-term contracts in progress	$708	$823
Commercial aircraft programs	70,672	70,153
Commercial spare parts, used aircraft, general stock materials and other	10,419	10,739
Total	$81,799	$81,715
Commercial spare parts, used aircraft, general stock materials and other includes capitalized precontract costs of $605 at June 30, 2021 and $733 at December 31, 2020 primarily related to KC-46A Tanker and Commercial Crew. See Note 9.
Commercial Aircraft Programs
The increase in commercial aircraft programs inventory during 2021 reflects a continued buildup of 787 aircraft caused by 787 production issues and associated rework, which resulted in a significant reduction in 787 deliveries. This was partially offset by a decrease in 737 inventory reflecting the resumption of deliveries. Commercial aircraft programs inventory includes approximately 390 737 MAX aircraft and 100 787 aircraft at June 30, 2021 as compared with 425 737 MAX aircraft and 80 787 aircraft at December 31, 2020.
We are currently remarketing certain aircraft and may have to remarket additional aircraft in future periods. If we are unable to successfully remarket the aircraft, determine further production rate reductions are necessary, and/or contract the program accounting quantities, future earnings may be reduced and/or additional reach-forward losses may have to be recorded.
At June 30, 2021 and December 31, 2020, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $1,965 and $2,159 and unamortized tooling and other non-recurring costs of $625 and $480. At June 30, 2021, $2,386 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $204 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

At June 30, 2021 and December 31, 2020, commercial aircraft programs inventory included the following amounts related to the 777X program: unamortized tooling and other non-recurring costs of $3,386 and $3,295. During the fourth quarter of 2020, we determined that estimated costs to complete the 777X program plus costs already included in 777X inventory exceed estimated revenues from the program. The resulting reach-forward loss of $6,493 was recorded as a reduction to deferred production costs. As a result, 777X deferred production costs were immaterial at June 30, 2021 and December 31, 2020. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued market uncertainty, the impacts of COVID-19 on our production system as well as impacts on our supply chain and customers, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
At June 30, 2021 and December 31, 2020, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $14,927 and $14,976, $1,732 and $1,865 of supplier advances, and $1,812 and $1,863 of unamortized tooling and other non-recurring costs. At June 30, 2021, $12,131 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $4,608 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,319 and $2,992 at June 30, 2021 and December 31, 2020.
Note 6 – Contracts with Customers
Unbilled receivables increased from $7,995 at December 31, 2020 to $9,203 at June 30, 2021, primarily driven by revenue recognized at Defense, Space & Security (BDS) and Global Services (BGS) in excess of billings.
Advances and progress billings increased from $50,488 at December 31, 2020 to $50,738 at June 30, 2021, primarily driven by advances on orders received at Commercial Airplanes (BCA), BDS, and BGS, partially offset by revenue recognized and the return of customer advances at BCA.
Revenues recognized during the six months ended June 30, 2021 and 2020 from amounts recorded as Advances and progress billings at the beginning of each year were $7,315 and $5,255. Revenues recognized during the three months ended June 30, 2021 and 2020 from amounts recorded as Advances and progress billings at the beginning of each year were $2,597 and $1,465.
Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	June 30 2021	December 31 2020
Financing receivables:
Investment in sales-type/finance leases	$894	$919
Notes	415	420
Total financing receivables	1,309	1,339
Operating lease equipment, at cost, less accumulated depreciation of $124 and $209	646	715
Gross customer financing	1,955	2,054
Less allowance for losses on receivables	(16)	(17)
Total	$1,939	$2,037

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
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At June 30, 2021 and December 31, 2020, we individually evaluated for impairment customer financing receivables of $379 and $391, of which $379 and $380 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
We determine a receivable is past due when cash has not been received upon the due date specified in the contract. There were no past due customer financing receivables as of June 30, 2021. Customer financing receivables past due as of June 30, 2020 was $8.
We evaluate the collectability of customer financing receivables at commencement and on a recurring basis. If a customer financing receivable is deemed uncollectible, the customer is categorized as non-accrual status. When a customer is in non-accrual status at commencement, revenue is deferred until substantially all cash has been received or the customer is removed from non-accrual status. If a customer status changes to non-accrual after commencement and sufficient collateral is available, we recognize contractual interest income as payments are received to the extent payments exceed past due principal payments. If there is not sufficient collateral, then revenue is not recognized until payments exceed the principal balance. Receivables in non-accrual status as of June 30, 2021 and December 31, 2020 were $379 and $380. Interest income received was $11 and $5 for the six and three months ended June 30, 2021 and $21 and $13 for the six and three months ended June 30, 2020.
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
Our financing receivable balances at June 30, 2021 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2020	2019	2018	2017	Prior	Total
BBB						$196	$196
BB	$133	$127	$45	$14		135	454
B					$51	157	208
CCC		7	30		238	176	451
Total carrying value of financing receivables	$133	$134	$75	$14	$289	$664	$1,309
At June 30, 2021, our allowance related to receivables with ratings of CCC, B, BB, and BBB. We applied default rates that averaged 24.2%, 6.5%, 2.8%, and 0.2%, respectively, to the exposure associated with those receivables.

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
The majority of customer financing carrying values are concentrated in the following aircraft models:

	June 30 2021	December 31 2020
717 Aircraft ($69 and $98 accounted for as operating leases)	$611	$637
747-8 Aircraft ($119 and $121 accounted for as operating leases)	478	480
737 Aircraft ($187 and $214 accounted for as operating leases)	207	235
777 Aircraft ($221 and $216 accounted for as operating leases)	228	225
MD-80 Aircraft (accounted for as sales-type finance leases)	156	167
757 Aircraft ($0 and $4 accounted for as operating leases)	135	147
747-400 Aircraft ($11 and $19 accounted for as operating leases)	65	71
Lease income recorded in Revenue on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020 included $25 and $29 from sales-type/finance leases, and $37 and $62 from operating leases, of which $5 and $4 related to variable operating lease payments. Lease income recorded in Revenue on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 included $12 and $14 from sales-type/finance leases, and $19 and $31 from operating leases, of which $3 and $3 related to variable operating lease payments.
Profit at the commencement of sales-type leases was recorded in revenue for the six months ended June 30, 2021 and 2020 in the amount of $36 and $10. Profit at the commencement of sales-type leases was recorded in revenue for the three months ended June 30, 2021 and 2020 in the amount of $20 and $6.

Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2021	December 31 2020
Equity method investments (1)	$846	$936
Time deposits	12,530	17,154
Available for sale debt instruments	500	596
Equity and other investments	42	85
Restricted cash & cash equivalents(2)	36	83
Total	$13,954	$18,854
(1)Dividends received were $43 and $38 for the six and three months ended June 30, 2021 and $53 and $20 during the same periods in the prior year.
(2)Reflects amounts restricted in support of our workers’ compensation programs, employee benefit programs, and insurance premiums.
Allowance for losses on available for sale debt instruments are assessed quarterly. All instruments are considered investment grade and, as such, we have not recognized an allowance for credit losses as of June 30, 2021.
Note 9 – Commitments and Contingencies
737 MAX Grounding and COVID-19 Impacts
In 2019, following two fatal 737 MAX accidents, the Federal Aviation Administration (FAA) and non-U.S. civil aviation authorities issued orders suspending commercial operations of 737 MAX aircraft. Deliveries of the 737 MAX were suspended following these orders. Deliveries in the U.S. resumed in late 2020 following rescission by the FAA of its grounding order. In addition, several other non-U.S. civil aviation authorities, including the Brazilian National Civil Aviation Agency, Transport Canada, and the European Union Aviation Safety Agency (EASA) have subsequently approved return of operations, allowing us to resume deliveries in those jurisdictions. About 175 countries have approved the resumption of 737 MAX operations. The 737 MAX remains grounded in certain non-U.S. jurisdictions, including China.
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
In early April 2021, we notified the FAA that we recommended to operators that certain 737 MAX airplanes be temporarily removed from service to address issues that could affect the operation of the electrical power system. During the second quarter of 2021, we worked with the FAA to finalize the required actions to address the issues and resumed deliveries in May. We do not expect this matter to have a material financial impact on the 737 program.
In the first half of 2021, we delivered 105 aircraft, and we have assumed that the remaining non-U.S. regulatory approvals will occur and enable deliveries in all jurisdictions during 2021. We have approximately 390 airplanes in inventory as of June 30, 2021. A number of customers have requested to defer deliveries or to cancel orders for 737 MAX aircraft, and we are remarketing and/or delaying deliveries of certain aircraft included within inventory. We continue to expect to deliver about half of the 737 MAX aircraft in inventory as of December 31, 2020 by the end of 2021. In the event that we are unable to resume aircraft deliveries in certain non-U.S. jurisdictions consistent with our assumptions of regulatory approval timing, our expectation of delivery timing could be impacted.
We produced at abnormally low production rates in 2020 and expect to continue to do so through 2021. As a result, we expect to incur approximately $5 billion of abnormal production costs on a cumulative basis, which are being expensed as incurred. We expensed abnormal production costs of $2,567 during 2020, $1,083 during the six months ended June 30, 2021 and $515 during the three months ended June 30, 2021.
In addition to impacts related to the 737 MAX accidents and subsequent grounding, the 737 program continues to be significantly impacted by the COVID-19 pandemic and its effect on aircraft demand. These impacts have contributed to the lower production and delivery rate assumptions described above. We have gradually increased production rates in 2020 and 2021 and continue to expect to increase the production rate to 31 per month in early 2022, as well as implement further gradual production rate increases in subsequent periods based on market demand and supply chain capacity. The ongoing impacts of COVID-19 on market demand and timing of regulatory approvals in certain non-U.S. jurisdictions have also created significant uncertainty around the timing of deliveries of 737 MAX aircraft in inventory. We may need to recognize additional costs associated with remarketing and/or reconfiguring aircraft in inventory, which may reduce revenue and/or earnings in future periods.
We have also recorded additional expenses of $103 and $50 due to the 737 MAX grounding during the six and three months ended June 30, 2021, and $121 and $60 during the six and three months ended June 30, 2020. These expenses include costs related to storage, inventory impairment, pilot training, and software updates.
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the six months ended June 30, 2021 and 2020.

	2021	2020
Beginning balance – January 1	$5,537	$7,389
Reductions for payments made	(1,538)	(1,211)
Reductions for concessions and other in-kind considerations	(27)	(35)
Changes in estimates	(8)	521
Ending balance – June 30	$3,964	$6,664
We are working with our customers to minimize the impact to their operations from grounded and undelivered aircraft. We continue to reassess the liability for estimated potential concessions and other considerations to customers on a quarterly basis. This reassessment includes updating estimates to reflect revisions to return to service, delivery and production rate assumptions driven by timing of regulatory approvals, as well as latest information based on engagements with 737 MAX customers. The liability represents our current best estimate of future concessions and other considerations to customers, and is necessarily based on a series of assumptions. It is subject to change in future quarters as negotiations with customers mature and timing and conditions of return to service are better understood. The liability balance of $4.0 billion at June 30, 2021 includes $1.5 billion expected to be liquidated by lower customer delivery payments, $0.8 billion expected to be paid in cash and $0.2 billion in other concessions. Of the cash payments to customers, we expect to pay $0.3 billion in 2021 and $0.5 billion in 2022. The type of consideration to be provided for the remaining $1.5 billion will depend on the outcomes of negotiations with customers.
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
Commercial air traffic and capacity have fallen dramatically due to the COVID-19 pandemic. This trend has impacted passenger traffic most severely. While recovery is accelerating, we continue to expect that it will remain uneven as travel restrictions and varying regional travel protocols continue to impact air travel. While the pandemic caused a temporary shift in air cargo dynamics, we have seen air cargo traffic return to positive growth in 2021 on economic recovery and strengthening trade. These changes are causing, and are expected to continue to cause, negative impacts to our customers’ revenue, earnings, and cash flow, and in some cases may threaten the future viability of some of our customers, potentially causing defaults within our customer financing portfolio and/or requiring us to remarket aircraft that have already been produced and/or are currently in backlog. If 737 MAX aircraft remain grounded for an extended period of time in certain non-U.S. jurisdictions, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result of the COVID-19 pandemic and associated impacts on demand. Our customers may also lack sufficient liquidity to purchase new aircraft due to impacts from the pandemic. We are also observing a significant increase in the number of requests for payment deferrals, contract modifications, lease restructurings and similar actions, and these trends may lead to additional earnings charges, impairments and other adverse financial impacts in our business over time. In addition, to the extent that customers have valid rights to cancel undelivered aircraft, we may be required to refund pre-delivery payments, putting additional constraints on our liquidity. There is risk that the industry implements longer-term strategies involving reduced capacity, shifting route patterns, and mitigation strategies related to impacts from COVID-19 and the risk of future public health crises. In addition, airlines may experience reduced demand due to reluctance by the flying public to travel.
We continue to expect commercial air travel to return to 2019 levels in 2023 to 2024. We expect it will take a few years beyond that for the industry to return to long-term trend growth. There is significant uncertainty with respect to when commercial air traffic levels will begin to recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. The COVID-19 pandemic also has increased, and its aftermath is also expected to continue to increase, uncertainty with respect to global trade volumes, which could put significant negative pressure on cargo traffic. Any of these factors would have a significant impact on the demand for both single-aisle and wide-body commercial aircraft, as well as for the services we provide to commercial airlines. In addition, a lengthy period of reduced industry-wide demand for commercial aircraft would put additional pressure on our suppliers, resulting in increased procurement costs and/or additional supply chain disruption. To the extent that the COVID-19 pandemic or its aftermath further impacts demand for our products and services or impairs the viability of some of our customers and/or suppliers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.

Environmental
The following table summarizes environmental remediation activity during the six months ended June 30, 2021 and 2020.

	2021	2020
Beginning balance – January 1	$565	$570
Reductions for payments made	(24)	(21)
Changes in estimates	41	11
Ending balance – June 30	$582	$560
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2021 and December 31, 2020, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,055 and $1,095.
Product Warranties
The following table summarizes product warranty activity recorded during the six months ended June 30, 2021 and 2020.

	2021	2020
Beginning balance – January 1	$1,527	$1,267
Additions for current year deliveries	48	34
Reductions for payments made	(100)	(149)
Changes in estimates	293	395
Ending balance – June 30	$1,768	$1,547
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
Trade-in commitment agreements at June 30, 2021 have expiration dates from 2021 through 2028. At June 30, 2021 and December 31, 2020 total contractual trade-in commitments were $623 and $950. As of June 30, 2021 and December 31, 2020, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $335 and $599 and the fair value of the related trade-in aircraft was $335 and $580.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $13,475 and $11,512 as of June 30, 2021 and December 31, 2020. The estimated earliest potential funding dates for these commitments as of June 30, 2021 are as follows:

Total
July through December 2021	$1,519
2022	2,065
2023	4,141
2024	2,365
2025	1,934
Thereafter	1,451
$13,475
As of June 30, 2021, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Funding Commitments
We have commitments to make additional capital contributions of $243 to joint ventures over the next six years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,917 and $4,238 as of June 30, 2021 and December 31, 2020.
United States Government Defense Environment Overview
The Omnibus appropriations acts for fiscal year 2021 (FY21), enacted in December 2020, provided FY21 appropriations for government departments and agencies, including $704 billion for the U.S. DoD, $23 billion for the National Aeronautics and Space Administration (NASA) and $18 billion for the Federal Aviation Administration (FAA). FY21 appropriations included funding for Boeing’s major programs, such as the F/A-18 Super Hornet, F-15EX, CH-47 Chinook, AH-64 Apache, V-22 Osprey, KC-46A Tanker, P-8 Poseidon and Space Launch System.
In May 2021, the U.S. government released the President’s budget request for fiscal year 2022 (FY22), which included $715 billion in funding for the U.S. DoD, $25 billion in funding for NASA and $19 billion for the FAA. While the President’s Budget request for FY22 includes funding for a majority of Boeing’s programs, it did not include funding for F/A-18 Super Hornet, P-8 Poseidon and H-47F Block II production aircraft. While there is some continued congressional support for F/A-18 and H-47F Block II production aircraft for FY22, there is ongoing uncertainty with respect to these and other program-level appropriations for FY22 and future fiscal years. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows. These programs also continue to pursue non-U.S. sales opportunities.

BDS Fixed-Price Development Contracts
Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. BDS fixed-price contracts with significant development work include Commercial Crew, KC-46A Tanker, MQ-25, T-7A Red Hawk, VC-25B, and commercial and military satellites. The operational and technical complexities of these contracts create financial risk, which could trigger termination provisions, order cancellations, or other financially significant exposure. Changes to cost and revenue estimates could result in lower margins or material charges for reach-forward losses. Moreover, our fixed-price development programs remain subject to additional reach-forward losses if we experience further production, technical or quality issues, schedule delays, or increased costs.
KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture, and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract and involves highly complex designs and systems integration. Since 2016, the USAF has authorized seven low rate initial production (LRIP) lots for a total of 94 aircraft. The EMD contract and authorized LRIP lots total approximately $19 billion as of June 30, 2021.
At June 30, 2021, we had approximately $254 of capitalized precontract costs and $280 of potential termination liabilities to suppliers.
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
Severance
The following table summarizes changes in the severance liability during the six months ended June 30, 2021 and 2020.

	2021	2020
Beginning balance – January 1	$283
Initial liability recorded in the second quarter of 2020		$652
Reductions for payments made	(69)	(247)
Changes in estimates	(184)
Ending balance - June 30	$30	$405
During 2020, the Company recorded severance costs for approximately 26,000 employees expected to leave the Company through a combination of voluntary and involuntary terminations. The severance packages are consistent with the Company’s ongoing compensation and benefits plans. During the first quarter of 2021, we reduced the estimated number of employees expected to leave the Company through voluntary and involuntary terminations to approximately 23,000. During the second quarter of 2021, we further reduced the estimated number of employees expected to leave the Company through voluntary and involuntary terminations to approximately 19,000. As of June 30, 2021, our severance liability primarily relates to remaining severance payments to terminated employees.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2021	December 31 2020	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Contingent repurchase commitments	$657	$1,452	$657	$1,452
Credit guarantees	90	90	33	28	$24	$24
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

In the first quarter of 2021, we entered into a $5,280 two-year revolving credit agreement. As of June 30, 2021, we have $14,753 currently available under credit line agreements, of which $3,073 expires in October 2021, $3,200 expires in October 2022, $5,280 expires in March 2023, and $3,200 expires in October 2024. The facility scheduled to expire in October 2021 has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Note 12 – Postretirement Plans
The components of net periodic benefit (income)/cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2021	2020	2021	2020
Service cost	$2	$1	$1	$1
Interest cost	995	1,228	497	614
Expected return on plan assets	(1,931)	(1,878)	(965)	(939)
Amortization of prior service credits	(40)	(40)	(20)	(20)
Recognized net actuarial loss	620	516	310	258
Settlement loss	4	3	3	3
Net periodic benefit income	($350)	($170)	($174)	($83)

Net periodic benefit cost included in Earnings/(loss) from operations	$2	$1	$1	$1
Net periodic benefit income included in Other income, net	(352)	(171)	(175)	(84)
Net periodic benefit income included in (Loss)/earnings before income taxes	($350)	($170)	($174)	($83)

	Six months ended June 30		Three months ended June 30
Other Postretirement Plans	2021	2020	2021	2020
Service cost	$44	$43	$22	$22
Interest cost	45	72	22	36
Expected return on plan assets	(3)	(5)	(1)	(3)
Amortization of prior service credits	(17)	(17)	(8)	(8)
Recognized net actuarial gain	(35)	(23)	(18)	(11)
Net periodic benefit cost	$34	$70	$17	$36

Net periodic benefit cost included in Earnings/(loss) from operations	$44	$44	$22	$23
Net periodic benefit (income)/cost included in Other income, net	(10)	27	(5)	14
Net periodic benefit cost included in (Loss)/earnings before income taxes	$34	$71	$17	$37

Note 13 – Share-Based Compensation and Other Compensation Arrangements
Stock Options
On February 17, 2021, we granted 342,986 premium-priced stock options to our executive officers as part of our long-term incentive program. These stock options have an exercise price equal to 120% of the fair market value of our stock on the date of grant. The stock options are scheduled to vest and become exercisable three years after the grant date and expire ten years after the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock options depending on certain age and service conditions. The fair value of the stock options granted was $74.63 per unit and was estimated using a Monte-Carlo simulation model using the following assumptions: expected life 6.6 years, expected volatility 37.8%, risk free interest rate 1.3% and no expected dividend yield.
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

Note 14 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the six and three months ended June 30, 2021 and 2020 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2020	($128)	$1	($84)	($15,942)		($16,153)
Other comprehensive loss before reclassifications	(33)		(186)	(12)		(231)
Amounts reclassified from AOCI			12	347	(2)	359
Net current period Other comprehensive (loss)/income	(33)		(174)	335		128
Balance at June 30, 2020	($161)	$1	($258)	($15,607)		($16,025)

Balance at January 1, 2021	($30)	$1	($43)	($17,061)		($17,133)
Other comprehensive (loss)/income before reclassifications	(22)		65	10		53
Amounts reclassified from AOCI			(2)	421	(2)	419
Net current period Other comprehensive (loss)/income	(22)		63	431		472
Balance at June 30, 2021	($52)	$1	$20	($16,630)		($16,661)

Balance at March 31, 2020	($205)	$1	($357)	($15,772)		($16,333)
Other comprehensive income/(loss) before reclassifications	44		89	(12)		121
Amounts reclassified from AOCI			10	177	(2)	187
Net current period Other comprehensive income	44		99	165		308
Balance at June 30, 2020	($161)	$1	($258)	($15,607)		($16,025)

Balance at March 31, 2021	($66)	$1	($34)	($16,853)		($16,952)
Other comprehensive income before reclassifications	14		54	8		76
Amounts reclassified from AOCI				215	(2)	215
Net current period Other comprehensive income	14		54	223		291
Balance at June 30, 2021	($52)	$1	$20	($16,630)		($16,661)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the six and three months ended June 30, 2020 $390 and $197 (net of tax of ($103) and ($50)) and six and three months ended June 30, 2021 totaling $463 and $235 (net of tax of ($122) and ($57)). These are included in the net periodic pension cost.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2021	December 31 2020	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,833	$2,594	$60	$81	($27)	($24)
Commodity contracts	474	404	63	4	(2)	(43)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	540	769	8	22	(4)	(16)
Commodity contracts	975	904	3		(26)	(17)
Total derivatives	$4,822	$4,671	$134	$107	($59)	($100)
Netting arrangements			(48)	(31)	48	31
Net recorded balance			$86	$76	($11)	($69)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($6)	($112)	$13	$85
Commodity contracts	71	(74)	41	4

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Foreign exchange contracts
Revenues		($1)
Costs and expenses	$3	(6)	$3	($5)
General and administrative	9	(5)	6	(5)
Commodity contracts
Costs and expenses	(13)	(3)	(10)	(2)
General and administrative expense	3	(1)	1	(1)
Gains related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the six and three months ended June 30, 2021 and 2020.
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $23 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange and commodity contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2021 was $1. At June 30, 2021, there was no collateral posted related to our derivatives.

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

	June 30, 2021			December 31, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,007	$2,007		$2,230	$2,230
Available-for-sale debt investments:
Commercial paper	297		$297	149		$149
Corporate notes	187		187	333		333
U.S. government agencies	32		32	114		114
Other equity investments	12	12		54	54
Derivatives	86		86	76		76
Total assets	$2,621	$2,019	$602	$2,956	$2,284	$672
Liabilities
Derivatives	($11)		($11)	($69)		($69)
Total liabilities	($11)		($11)	($69)		($69)
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
Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2021				2020
	Total	Level 2	Level 3	Total Losses	Total	Level 2	Level 3	Total Losses
Customer financing assets	$15		$15	($12)	$71		$71	($17)
Investments	—			(7)	64		64	(49)
Property, plant and equipment	160	$132	28	(19)	82		82	(59)
Other Assets and Acquired intangible assets	—				201		201	(155)
Total	$175	$132	$43	($38)	$418	—	$418	($280)
Level 3 Investments, Property, plant and equipment, Other Assets and Acquired Intangibles were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. Level 2 Property, plant and equipment were valued based on a third party appraisal using a combination of income and market approaches that considered estimates of net operating income, capitalization rates, comparable property sales and adjusted for as-is condition. The fair value of the impaired customer financing assets is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the year ended June 30, 2021, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Customer financing assets	$15	Market approach	Aircraft value publications	$16 - $24(1) Median $19
			Aircraft condition adjustments	($5) - $1(2) Net ($4)
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2021
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$415	$487		$487
Liabilities
Debt, excluding finance lease obligations	(63,377)	(71,781)		(71,781)

	December 31, 2020
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$420	$488		$488
Liabilities
Debt, excluding finance lease obligations	(63,380)	(72,357)		(72,342)	($15)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2021 and December 31, 2020. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
BCA revenues by customer location consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Revenue from contracts with customers:
Europe	$1,553	$2,302	$680	$332
Asia	1,772	1,464	1,409	305
Middle East	513	556	384	7
Other	999	453	423	142
Total non-U.S. revenues	4,837	4,775	2,896	786
United States	5,418	3,557	3,065	1,383
Estimated potential concessions and other considerations to 737 MAX customers, net	8	(521)	38	(551)
Total revenues from contracts with customers	10,263	7,811	5,999	1,618
Intersegment revenues eliminated on consolidation	21	27	16	15
Total segment revenues	$10,284	$7,838	$6,015	$1,633

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	100%	99%	100%	99%
BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Revenue from contracts with customers:
U.S. customers	$10,631	$9,153	$5,111	$4,837
Non U.S. customers(1)	3,430	3,477	1,765	1,751
Total segment revenue from contracts with customers	$14,061	$12,630	$6,876	$6,588

Revenue recognized over time	99%	99%	99%	99%

Revenue recognized on fixed-price contracts	69%	68%	68%	69%

Revenue from the U.S. government(1)	89%	89%	89%	89%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Revenue from contracts with customers:
Commercial	$3,431	$3,894	$1,806	$1,371
Government	4,272	4,099	2,202	2,066
Total revenues from contracts with customers	7,703	7,993	4,008	3,437
Intersegment revenues eliminated on consolidation	113	123	59	51
Total segment revenues	$7,816	$8,116	$4,067	$3,488

Revenue recognized at a point in time	44%	49%	45%	41%

Revenue recognized on fixed-price contracts	87%	88%	86%	86%

Revenue from the U.S. government(1)	42%	40%	41%	46%
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
Our backlog at June 30, 2021 was $363,466. We expect approximately 30% to be converted to revenue through 2022 and approximately 79% through 2025, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue due to the 737 MAX grounding in non-U.S. jurisdictions, entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10, and COVID-19 impacts.

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations, intercompany guarantees provided to BCC and eliminations of certain sales between segments. Such sales include airplanes accounted for as operating leases and considered transferred to the BCC segment. We generally allocate costs to business segments based on the U.S. federal cost accounting standards (CAS). Components of Unallocated items, eliminations and other are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Share-based plans	($142)	($43)	($14)	($25)
Deferred compensation	(94)	73	(42)	(120)
Amortization of previously capitalized interest	(44)	(50)	(22)	(27)
Research and development expense, net	(85)	(116)	(43)	(62)
Eliminations and other unallocated items	(297)	(515)	(177)	(244)
Unallocated items, eliminations and other	($662)	($651)	($298)	($478)

Pension FAS/CAS service cost adjustment	$384	$513	$191	$258
Postretirement FAS/CAS service cost adjustment	154	189	77	97
FAS/CAS service cost adjustment	$538	$702	$268	$355
Pension and Other Postretirement Benefit Expense
Pension costs, comprising GAAP service and prior service costs, are allocated to BCA and the commercial operations at BGS. Pension costs are allocated to BDS and BGS businesses supporting government customers using CAS, which employ different actuarial assumptions and accounting conventions than GAAP. These costs are allocable to government contracts. Other postretirement benefit costs are allocated to business segments based on CAS, which is generally based on benefits paid. FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. These expenses are included in Other income, net.
Assets
Segment assets are summarized in the table below:

	June 30 2021	December 31 2020
Commercial Airplanes	$78,523	$77,973
Defense, Space & Security	15,479	14,256
Global Services	16,974	17,399
Boeing Capital	1,878	1,978
Unallocated items, eliminations and other	36,081	40,530
Total	$148,935	$152,136
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
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2021, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Chicago, Illinois
July 28, 2021

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
The COVID-19 pandemic has caused an unprecedented shock to demand for commercial air travel, creating a tremendous challenge for our customers, our business and the entire commercial aerospace manufacturing and services sectors. The latest International Air Transport Association (IATA) forecast projects recovery of passenger traffic in 2021 to approximately 43% of 2019 levels, as international markets see continued reopening challenges. Additionally, global economic activity remains slow due to COVID-19, and governments continue to severely restrict travel to contain the spread of the virus. While recovery is accelerating, we continue to expect that that it will remain uneven as travel restrictions and varying regional travel protocols continue to impact air travel.
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
Airline financial performance, which also plays a role in the demand for new capacity, has been adversely impacted by the COVID-19 pandemic. According to IATA, net losses for the airline industry are expected to be approximately $126 billion in 2020 and approximately $48 billion in 2021. Our customers are taking actions to combat the effects of the COVID-19 pandemic on the market by preserving liquidity. This comes in many forms such as deferrals of advances and other payments to suppliers, deferrals of deliveries, reduced spending on services, and, in some cases, cancellation of orders. While the outlook is improving and we have seen an increase in new orders in 2021, we continue to face a challenging environment in the near to medium term as airlines have adjusted to reduced traffic which in turn has resulted in lower demand for commercial aerospace products and services. The current environment is also affecting the financial viability of some airlines.
We continue to expect commercial air travel to return to 2019 levels in 2023 to 2024. We expect it will take a few years beyond that for the industry to return to long-term trend growth. To balance the supply and demand given the COVID-19 shock and to preserve our long-term potential and competitiveness, we have reduced the production rates of several of our Commercial Airplanes (BCA) programs. These rate decisions are based on our ongoing assessments of the demand environment and availability of aircraft financing. There is significant uncertainty with respect to when commercial air traffic levels will recover, and whether, and at what point, capacity will return to and/or exceed pre-COVID-19 levels. During the fourth quarter of 2020, we made adjustments to our estimates regarding timing of 777X entry into service. We now anticipate that the first 777X delivery will occur in late 2023. We will closely monitor the key factors that affect backlog and future demand for each of our commercial aircraft programs, including customers’ evolving fleet plans, the wide-body replacement cycle and the cargo market. We will maintain a disciplined rate management process, and make adjustments as appropriate in the future. Notwithstanding the changes we have made to production rates, risk remains that further reductions will be required. Additionally, if we are unable to make timely deliveries of the large number of aircraft in inventory as of June 30, 2021, future revenues, earnings and cash flows will be adversely impacted.

Deliveries and production have also been impacted by production issues and associated rework. For example, in early April 2021, we notified the FAA that we recommended to operators that certain 737 MAX airplanes be temporarily removed from service to address issues that could affect the operation of the electrical power system. During the second quarter of 2021, we worked with the FAA to finalize the required actions to address the issues and resumed deliveries in May. Deliveries of the 787 are currently paused and the production rate has been temporarily reduced while we focus on inspections and rework and continue to engage in detailed discussions with the FAA on verification methodology. Risk remains that these issues may impact the timing of delivery of airplanes in inventory and/or our ability to achieve planned production rates.
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
Deliveries of the 737 MAX resumed in the fourth quarter of 2020, when the Federal Aviation Administration (FAA) rescinded the order that grounded 737 MAX aircraft in the U.S. In addition, other non-U.S. civil aviation authorities, including the Brazilian National Civil Aviation Agency, Transport Canada, and the European Union Aviation Safety Agency (EASA) have subsequently approved return of operations, allowing us to resume deliveries in those jurisdictions. About 175 countries have approved the resumption of 737 MAX operations. Orders to suspend operations of 737 MAX aircraft from certain non-U.S. civil aviation authorities, including the Civil Aviation Administration of China, are still in effect. The grounding has had a significant adverse impact on our operations and creates significant uncertainty. We are focused on safely returning the 737 MAX to service for all of our customers.
At Global Services (BGS), while the outlook is improving, we are continuing to see a direct impact on our commercial supply chain business as fewer flights and more aircraft parked and/or retired result in a decreased demand for our parts and logistics offerings. Additionally, our commercial customers are curtailing discretionary spending, such as modifications and upgrades and focusing on required maintenance. Similar to BCA, we expect a multi-year recovery period for the commercial services business. The demand outlook for our government services business, which in 2019 accounted for just under half of BGS revenue, remains stable.
At Defense, Space & Security (BDS), we continue to see a healthy market with solid demand for our major platforms and programs both domestically and internationally. However, while we continue to experience near-term production disruptions and inefficiencies due to COVID-19 impacts, we are seeing improvements in 2021.
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
In July 2020, we announced business transformation efforts to assess our business across five key pillars: infrastructure, overhead and organization, portfolio and investments, supply chain health and operational excellence. We continue to make progress across all five key pillars as we utilize a lower production rate environment to transform and improve our business processes. Within the infrastructure pillar we are assessing our overall facility requirements in light of reduced demand in our commercial businesses and remote and virtual work opportunities for large numbers of our workforce. The consolidation of the 787 production in South Carolina during the first quarter of 2021 is an example of this. We also anticipate a reduction of approximately 30% in office space needs compared to our pre-COVID capacity. During 2020 and 2021, we have made certain reductions to our footprint and are planning to implement further reductions in 2021 and over the next few years. However, as we consolidate our footprint, terminate leases and dispose of properties, we may incur near term adverse impacts to earnings. The overhead and organization pillar is focused on our cost structure and how we are organized so we can right size our workforce and simplify and reduce management layers and bureaucracy. We have recorded severance costs for approximately 19,000 employees. The portfolio and investments pillar includes aligning our portfolio and investments to focus on our core business and the changes in market conditions. Through our portfolio and investment prioritization, we are reducing research and development and capital expenditures. The supply chain pillar is focused on supply chain health and stability, reducing indirect procurement spend and streamlining our transportation, logistics and warehousing approach. We are reducing indirect spend, by reducing expenditures in areas such as freight and logistics, purchased services and others. The operational excellence pillar is focused on improving performance, enhancing quality and reducing rework. For example, our information technology teams are evaluating opportunities to form or expand strategic partnerships with vendors that allow us to simplify and optimize our operations, and reduce overall costs. These activities are not intended to constrain our capacity, but rather to enable the Company to emerge stronger and be more resilient when the market recovers. We expect that successful execution of these measures will improve near term liquidity and long term cost competitiveness.
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Revenues	$32,215	$28,715	$16,998	$11,807

GAAP
Earnings/(loss) from operations	$940	($4,317)	$1,023	($2,964)
Operating margins	2.9%	(15.0)%	6.0%	(25.1)%
Effective income tax rate	126.1%	38.4%	(3.3)%	30.0%
Net earnings/(loss) attributable to Boeing Shareholders	$50	($3,004)	$587	($2,376)
Diluted earnings/(loss) per share	$0.09	($5.31)	$1.00	($4.20)

Non-GAAP (1)
Core operating earnings/(loss)	$402	($5,019)	$755	($3,319)
Core operating margins	1.2%	(17.5)%	4.4%	(28.1)%
Core (loss)/earnings per share	($1.12)	($6.49)	$0.40	($4.79)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 57-58 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Commercial Airplanes	$10,284	$7,838	$6,015	$1,633
Defense, Space & Security	14,061	12,630	6,876	6,588
Global Services	7,816	8,116	4,067	3,488
Boeing Capital	138	134	78	69
Unallocated items, eliminations and other	(84)	(3)	(38)	29
Total	$32,215	$28,715	$16,998	$11,807
Revenues for the six months ended June 30, 2021 increased by $3,500 million compared with the same period in 2020 driven by higher revenues at BCA and BDS, partially offset by lower revenues at BGS. BCA revenues increased by $2,446 million primarily driven by higher 737 MAX deliveries due to recertification and return to service in many jurisdictions and $521 million of charges for 737 MAX customer considerations in 2020, partially offset by lower 787 deliveries. BDS revenues increased by $1,431 million primarily from higher revenue on the KC-46A Tanker program and the absence of charges related to the KC-46A Tanker program in 2021. BGS revenues decreased by $300 million primarily due to lower commercial services revenue, partially offset by higher government volume. Commercial services revenue is lower in 2021 as the COVID-19 pandemic had minimal impact on commercial services revenue in the first quarter of 2020. Revenues will continue to be significantly impacted until deliveries ramp up and the commercial airline industry recovers from the impacts of COVID-19.
Revenues for the three months ended June 30, 2021 increased by $5,191 million driven by higher revenues at BCA, BDS, and BGS. BCA revenues increased by $4,382 million primarily driven by higher narrow-body and wide-body deliveries due to 737 MAX recertification and return to service in many jurisdictions and COVID-19 recovery, as well as $551 million of charges for 737 MAX customer considerations in 2020. BDS revenues increased by $288 million primarily due to higher military derivative aircraft revenues. BGS revenues increased by $579 million primarily due to higher commercial services volume. Revenues will continue to be significantly impacted until deliveries ramp up and the commercial airline industry recovers from the impacts of COVID-19.

Earnings/(Loss) From Operations
The following table summarizes Earnings/(loss) from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Commercial Airplanes	($1,328)	($4,830)	($472)	($2,762)
Defense, Space & Security	1,363	409	958	600
Global Services	972	36	531	(672)
Boeing Capital	57	17	36	(7)
Segment operating earnings/(loss)	1,064	(4,368)	1,053	(2,841)
Pension FAS/CAS service cost adjustment	384	513	191	258
Postretirement FAS/CAS service cost adjustment	154	189	77	97
Unallocated items, eliminations and other	(662)	(651)	(298)	(478)
Earnings/(loss) from operations (GAAP)	$940	($4,317)	$1,023	($2,964)
FAS/CAS service cost adjustment *	(538)	(702)	(268)	(355)
Core operating earnings/(loss) (Non-GAAP) **	$402	($5,019)	$755	($3,319)
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating earnings/(loss) is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 57-58.
Earnings from operations for the six months ended June 30, 2021 were $940 million, compared with a loss of $4,317 million during the same period in 2020. BCA loss from operations decreased by $3,502 million due to lower period expense, higher 737 deliveries and lower research and development spending. BDS earnings from operations increased by $954 million largely due to the absence of charges related to the KC-46A Tanker program in 2021. BGS earnings from operations increased by $936 million primarily due to charges incurred in the second quarter of 2020 as a result of the COVID-19 pandemic. Charges in the second quarter of 2020 included $370 million for higher expected credit losses primarily driven by customer liquidity issues, $237 million of inventory write-downs and $153 million of related impairments of distribution rights primarily driven by airlines' decisions to retire certain aircraft, $99 million of contract termination and facility impairments charges, and $64 million for severance costs. Lower commercial airplane deliveries and the COVID-19 pandemic will continue to have a significant adverse impact on future earnings and margins until deliveries ramp up and return to historical levels.
Earnings from operations for the three months ended June 30, 2021 were $1,023 million, compared with a loss of $2,964 million during the same period in 2020. BCA loss from operations decreased by $2,290 million due to lower period expense, higher narrow-body and wide-body deliveries and lower research and development spending. BDS earnings from operations increased by $358 million, primarily due to higher favorable net contract cumulative catch-up adjustments, largely due to a favorable adjustment in 2021 on a non-U.S. contract and the absence of charges in 2021 related to KC-46A Tanker. BGS earnings from operations for the three months ended June 30, 2021 were $531 million compared with a loss of $672 million for the same period in 2020, primarily due to charges incurred in the second quarter of 2020 and higher commercial services volume.
Core operating earnings for the six and three months ended June 30, 2021 were $402 million and $755 million, compared with core operating losses of $5,019 million and $3,319 million during the same periods in 2020, primarily due to earnings and losses from operations at BCA, BDS and BGS as described above.

Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Share-based plans	($142)	($43)	($14)	($25)
Deferred compensation	(94)	73	(42)	(120)
Amortization of previously capitalized interest	(44)	(50)	(22)	(27)
Research and development expense, net	(85)	(116)	(43)	(62)
Eliminations and other unallocated items	(297)	(515)	(177)	(244)
Unallocated items, eliminations and other	($662)	($651)	($298)	($478)
Share-based plans expense for the six and three months ended June 30, 2021 increased by $99 million and decreased by $11 million compared with the same periods in 2020. The higher expense during the first half of 2021 was primarily related to a one-time stock grant of Restricted Stock Units to most employees in December 2020. This grant was in lieu of a 2021 salary merit increase.
Deferred compensation expense for the six and three months ended June 30, 2021 increased by $167 million and decreased by $78 million compared with income in the same periods in 2020 primarily driven by broad market conditions and changes in our stock price.
Unallocated research and development expense for the six and three months ended June 30, 2021 decreased by $31 million and $19 million compared with the same periods in 2020 primarily due to lower spending on enterprise investments in product development.
Eliminations and other unallocated items for the six and three months ended June 30, 2021 decreased by $218 million and $67 million compared with the same periods in 2020 primarily due to the timing of expense allocations, as well as higher income on operating investments in 2021.
Net periodic pension benefit costs included in Earnings/(loss) from operations were as follows:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
Pension Plans	2021	2020	2021	2020
Allocated to business segments	($386)	($514)	($192)	($259)
Pension FAS/CAS service cost adjustment	384	513	191	258
Net periodic benefit cost included in Earnings/(loss) from operations	($2)	($1)	($1)	($1)
The pension FAS/CAS service cost adjustment recognized in Earnings/(loss) from operations during the six and three months ended June 30, 2021 decreased by $129 million and $67 million compared with the same periods in the prior year, primarily due to reductions in allocated pension cost year over year. The net periodic benefit cost included in Earnings/(loss) from operations during 2021 and 2020 reflects the fact that nonunion and the majority of union employees have transitioned to company funded defined contribution retirement savings plans and do not generate ongoing Financial Accounting Standards (FAS) service costs.
For discussion related to Postretirement Plans, see Note 12 to our Condensed Consolidated Financial Statements.

Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Earnings/(loss) from operations	$940	($4,317)	$1,023	($2,964)
Other income, net	389	206	199	94
Interest and debt expense	(1,352)	(815)	(673)	(553)
(Loss)/earnings before income taxes	(23)	(4,926)	549	(3,423)
Income tax benefit	29	1,890	18	1,028
Net earnings/(loss) from continuing operations	6	(3,036)	567	(2,395)
Less: Net loss attributable to noncontrolling interest	(44)	(32)	(20)	(19)
Net earnings/(loss) attributable to Boeing Shareholders	$50	($3,004)	$587	($2,376)
Other income, net increased by $183 million and $105 million during the six and three months ended June 30, 2021, primarily due to higher non-operating pension income. Non-operating pension income was $352 million and $175 million during the six and three months ended June 30, 2021 compared with $171 million and $84 million during the same periods in 2020, primarily due to higher expected return on plan assets and lower interest cost, partially offset by higher amortization of actuarial losses. Non-operating postretirement income was $10 million and $5 million during the six and three months ended June 30, 2021 compared with $27 million and $14 million of expense during the same periods in 2020.
Higher Interest and debt expense for the six and three months ended June 30, 2021 is primarily a result of higher debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2021	2020	Change	2021	2020	Change
Cost of sales	$28,396	$29,746	($1,350)	$14,588	$12,978	$1,610
Cost of sales as a % of Revenues	88.1%	103.6%	(15.5)%	85.8%	109.9%	(24.1)%
Cost of sales for the six months ended June 30, 2021 decreased by $1,350 million, or 5% compared with the same period in 2020, primarily due to lower period expense at BCA and BGS, and charges recorded at BDS in 2020 on the KC-46A Tanker program, partially offset by higher revenues at BCA and BDS. Cost of sales for the three months ended June 30, 2021 increased by $1,610 million, or 12% compared with the same period in 2020, primarily due to higher revenues, partially offset by lower period expenses at BCA and BGS. Cost of sales as a percentage of Revenues decreased during the six and three months ended June 30, 2021 compared with the same periods in 2020 primarily due to lower period expense at BCA and BGS and KC-46A Tanker charges recorded at BDS in 2020.
Research and Development
The following table summarizes our Research and development expense:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Commercial Airplanes	$524	$786	$255	$361
Defense, Space & Security	337	330	174	167
Global Services	50	65	25	35
Other	85	116	43	62
Total	$996	$1,297	$497	$625
Research and development expense decreased by $301 million and $128 million during the six and three months ended June 30, 2021 compared to the same periods in 2020, primarily due to lower spending on the 777X program and lower BCA and enterprise investments in product development.
Backlog

(Dollars in millions)	June 30 2021	December 31 2020
Commercial Airplanes	$285,332	$281,588
Defense, Space & Security	58,705	60,847
Global Services	19,029	20,632
Unallocated items, eliminations and other	400	337
Total Backlog	$363,466	$363,404

Contractual backlog	$342,261	$339,309
Unobligated backlog	21,205	24,095
Total Backlog	$363,466	$363,404
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase during the six months ended June 30, 2021 was primarily due to orders in excess of deliveries, changes in price escalation, and changes in orders that in our assessment do not meet the accounting requirements of Accounting Standards Codification (ASC) 606 for inclusion in backlog, partially offset by cancellations. During 2020, we received fewer new 737 MAX orders than we were receiving prior to the grounding. If 737 MAX aircraft remain grounded in certain jurisdictions for an extended period of time and/or if entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may continue to experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result of the COVID-19 pandemic and associated impacts on demand.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease during the six months ended June 30, 2021 was primarily due to reclassifications to contractual backlog related to BDS and BGS contracts, partially offset by contract awards.

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
The U.S. and European Union (EU) have been engaged in two long-running disputes at the World Trade Organization (WTO) relating to large civil aircraft. As part of those disputes, in October 2019, the WTO authorized the U.S. to impose approximately $7.50 billion in annual tariffs on EU products in connection with the EU’s provision of eight instances of launch aid subsidies to Airbus. Following this authorization, the U.S. began to impose 15% tariffs on new Airbus airplanes imported into the U.S. as well as fuselages that Airbus manufactures in Europe and imports into the U.S. In October 2020, the WTO authorized the EU to impose approximately $3.99 billion in annual tariffs on U.S. products in connection with a tax incentive used by Boeing in Washington state that has since been repealed. Shortly thereafter, the EU began to impose 15% tariffs on Boeing airplanes imported into the EU. On June 15, 2021, the U.S. and EU announced that they had reached a cooperative framework to address the large civil aircraft disputes. As part of the framework, among other items, both sides announced an intent to continue to suspend tariffs related to the disputes for five years. The U.S. and U.K. announced a similar agreement on June 17, 2021.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
See Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impacts of COVID-19 on the airline industry environment.

Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Revenues	$10,284	$7,838	$6,015	$1,633
Loss from operations	($1,328)	($4,830)	($472)	($2,762)
Operating margins	(12.9)%	(61.6)%	(7.8)%	(169.1)%
Revenues
BCA revenues increased by $2,446 million for the six months ended June 30, 2021 compared with the same period in 2020 primarily driven by higher 737 MAX deliveries due to recertification and return to service in many jurisdictions, partially offset by lower 787 deliveries. Revenue was also lower in the prior year period due to $521 million of 737 MAX customer considerations.
BCA revenues increased by $4,382 million for the three months ended June 30, 2021 compared with the same period in 2020 primarily driven by higher narrow-body and wide-body deliveries due to 737 MAX recertification and return to service in many jurisdictions and COVID-19 recovery. Revenue was also lower in the prior year period due to $551 million of 737 MAX customer considerations.
While we resumed deliveries of 737 MAX aircraft in December 2020, the 737 MAX grounding is still in effect in certain non-U.S. jurisdictions. Revenues will continue to be significantly impacted until deliveries ramp up and the commercial airline industry recovers from the impacts of COVID-19.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first six months of 2021	113	(8)	2	13	(4)	14	14	156
Deliveries during the first six months of 2020	9	(7)	1	14	(6)	10	36	70
Deliveries during the second quarter of 2021	50	(3)	1	8	(3)	8	12	79
Deliveries during the second quarter of 2020	4	(4)	1	4	(1)	4	7	20
Cumulative deliveries as of 6/30/2021	7,595		1,562	1,219		1,667	1,006
Cumulative deliveries as of 12/31/2020	7,482		1,560	1,206		1,653	992
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $1,328 million for six months ended June 30, 2021 compared with $4,830 million in the same period in 2020 reflecting lower period expense, higher 737 deliveries and lower research and development spending. Period expense for the six months ended June 30, 2021 included $1,083 million of abnormal production costs related to 737 MAX. Period expense for the six months ended June 30, 2020, included $1,509 million of abnormal production costs related to 737 MAX, $521 million of charges for 737 MAX customer considerations, $468 million of severance costs, $270 million of abnormal production costs from the temporary suspension of Puget Sound operations in response to COVID-19, and a $336 million charge related to 737NG frame fitting component repair costs.
BCA loss from operations was $472 million for three months ended June 30, 2021 compared with $2,762 million in the same period in 2020 reflecting lower period expense, higher narrow-body and wide-body deliveries and lower research and development spending. Period expense for the three months ended June 30, 2021 included $515 million of abnormal production costs related to 737 MAX. Period expense for the three months ended June 30, 2020, included $712 million of abnormal production costs related to 737 MAX, $551 million of charges for 737 MAX customer considerations, $468 million of severance costs and $133 million of abnormal production costs from the temporary suspension of Puget Sound operations in response to COVID-19.

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
BCA total backlog increased from $281,588 million as of December 31, 2020 to $285,332 million at June 30, 2021 reflecting new orders in excess of deliveries, changes in projected price escalation and changes in orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog, partially offset by aircraft order cancellations. Aircraft order cancellations during the six months ended June 30, 2021 totaled $21,626 million and primarily relate to 737 MAX and 787 aircraft. ASC 606 adjustments for the six months ended June 30, 2021 resulted in an increase to backlog of $2,737 million primarily due to 777X aircraft, partially offset by 737 MAX and 787 aircraft. The ASC 606 adjustments include aircraft orders where a customer controlled contingency now exists, as well as orders where we can no longer assert that the customer is committed to perform or that it is probable that the customer will pay the full amount of consideration when it is due. If 737 MAX aircraft remain grounded in certain jurisdictions for an extended period of time and/or if entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may continue to experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result the COVID-19 pandemic and associated impacts on demand.
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

	Program
As of 6/30/2021	737	747	767	777	777X	787	†
Program accounting quantities	10,400	1,574	1,231	1,700	350	1,500
Undelivered units under firm orders	3,334	11	107	40	246	417	(21)
Cumulative firm orders	10,929	1,573	1,326	1,707	246	1,423

As of 12/31/2020	737	747	767	777	777X	787	†
Program accounting quantities	10,000	1,574	1,207	1,700	350	1,500
Undelivered units under firm orders	3,282	8	75	41	191	458	(22)
Cumulative firm orders	10,764	1,568	1,281	1,694	191	1,450
†    Aircraft ordered by BCC are identified in parentheses.

Program Highlights
737 Program The accounting quantity for the 737 program increased by 400 and 200 units during the six and three months ended June 30, 2021 due to the program's normal progress of obtaining additional orders and delivering airplanes. See further discussion of the 737 MAX Grounding and COVID-19 Impacts in Note 9 to our Condensed Consolidated Financial Statements.
747 Program We are currently producing at a rate of 0.5 aircraft per month. We will complete production of the 747 in 2022. We believe that ending production of the 747 will not have a material impact on our financial position, results of operations or cash flows.
767 Program The accounting quantity for the 767 program increased by 24 units during the three months ended June 30, 2021 due to the program's normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes the commercial program and a derivative to support the tanker program. The commercial program has near breakeven gross margins. We are currently producing at a rate of 3 aircraft per month.
777 and 777X Programs There were no changes to the accounting quantities for the 777 and 777X programs during the first or second quarter of 2021. The production rate expectation for the combined 777/777X program remains at 2 per month in 2021.
In 2013, we launched the 777X-8 and 777X-9, which feature new composite wings, new engines and folding wing-tips. The first flight of the 777X was completed during the first quarter of 2020. We continue to anticipate that the first 777X delivery will occur in late 2023. We recorded a $6.5 billion reach-forward loss on the 777X program in the fourth quarter of 2020. We did not record an increase to the reach-forward loss in the first or second quarter of 2021.
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
787 Program During 2020, we experienced significant reductions in deliveries due to the impacts of COVID-19 on our customers as well as production issues and associated rework. At December 31, 2020, we had approximately 80 787 aircraft in inventory. Deliveries resumed in March 2021 and two aircraft were delivered in the first quarter of 2021. We delivered 12 aircraft in the second quarter prior to deliveries being paused in May 2021. At June 30, 2021 we have approximately 100 aircraft in inventory. We are conducting inspections and rework and continue to engage in detailed discussions with the FAA on verification methodology for 787. In July 2021, we reprioritized production resources to support inspections and rework. While production resources focus on inspections and rework, the production rate will be temporarily below 5 per month. We expect the production rate to gradually return to 5 per month. We expect fewer than half of the 100 aircraft in inventory at June 30, 2021 to be delivered by the end of 2021. We continue to work with customers and implement changes in the production process designed to ensure that newly-built airplanes meet our specifications and do not require further inspections. During the first quarter of 2021, we consolidated 787 production in South Carolina, in line with our previous assumptions, which did not have a significant financial impact on the program. The 787 program has near breakeven gross margins. The production issues and associated rework, as well as the temporary rate reduction and delivery pause, are pressuring gross margins. China is a significant market for the 787 program, and if the program is unable to obtain orders from China in future quarters, we may be required to adjust production rate assumptions. If we are required to further reduce the accounting quantity and/or production rates, experience further delivery delays, or experience other factors that result in lower margins, the program could record a reach-forward loss in future periods.
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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Omnibus appropriations acts for fiscal year 2021 (FY21), enacted in December 2020, provided FY21 appropriations for government departments and agencies, including $704 billion for the United States Department of Defense (U.S. DoD), $23 billion for the National Aeronautics and Space Administration (NASA) and $18 billion for the Federal Aviation Administration (FAA). FY21 appropriations included funding for Boeing’s major programs, such as the F/A-18 Super Hornet, F-15EX, CH-47 Chinook, AH-64 Apache, V-22 Osprey, KC-46A Tanker, P-8 Poseidon and Space Launch System.

In May 2021, the U.S. government released the President’s budget request for fiscal year 2022 (FY22), which included $715 billion in funding for the U.S. DoD, $25 billion in funding for NASA and $19 billion for the FAA. While the President’s Budget request for FY22 includes funding for a majority of Boeing’s programs, it did not include funding for F/A-18 Super Hornet, P-8 Poseidon and H-47F Block II production aircraft. While there is some continued congressional support for F/A-18 and H-47F Block II production aircraft for FY22, there is ongoing uncertainty with respect to these and other program-level appropriations for FY22 and future fiscal years. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows. These programs also continue to pursue non-U.S. sales opportunities.
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Revenues	$14,061	$12,630	$6,876	$6,588
Earnings from operations	$1,363	$409	$958	$600
Operating margins	9.7%	3.2%	13.9%	9.1%
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
F/A-18 Models	11	9	7	4
F-15 Models	8	3	5	3
CH-47 Chinook (New)	6	15	3	6
CH-47 Chinook (Renewed)	4	1	1
AH-64 Apache (New)	15	11	6	9
AH-64 Apache (Remanufactured)	31	32	16	18
P-8 Models	6	6	3	3
KC-46A Tanker	4	6	2	1
Total	85	83	43	44

Revenues
BDS revenues for the six months ended June 30, 2021 increased by $1,431 million compared with the same period in 2020, primarily due to higher revenue on the KC-46A Tanker program due to new orders for 27 aircraft received during the first quarter of 2021, and the absence of charges related to the KC-46A Tanker program in 2021, which reduced revenue in 2020. Favorable cumulative contract catch-up adjustments for the six months ended June 30, 2021 were $466 million higher than the comparable period in the prior year due to the absence of Tanker charges.
BDS revenues for the three months ended June 30, 2021 increased by $288 million compared with the same period in 2020, primarily due to higher military derivative aircraft revenues. Additionally, favorable cumulative contract catch-up adjustments for the three months ended June 30, 2021 compared with the same period in 2020 were $80 million higher than the comparable period largely due to a favorable non-U.S. contract adjustment.
Earnings From Operations
BDS earnings from operations for the six months ended June 30, 2021 increased by $954 million largely due to the absence of charges related to the KC-46A Tanker program. The first quarter of 2020 included charges of $827 million and $168 million related to KC-46A Tanker and VC-25B. The first quarter of 2021 included an increase to the reach-forward loss on VC-25B of $318 million, which is largely due to COVID-19 impacts and performance issues at a key supplier. As a result, the net unfavorable cumulative contract catch-up adjustments for the six months ended June 30, 2021 were $744 million lower than the comparable period in the prior year.
BDS earnings from operations for the three months ended June 30, 2021 increased $358 million compared with the same period in 2020 largely due to higher favorable net contract cumulative catch-up adjustments which were $130 million more favorable than the prior year period largely due to a favorable adjustment in 2021 on a non-U.S. contract and the absence of charges in 2021 related to KC-46A Tanker.
BDS earnings from operations includes equity earnings of $37 million and $30 million for the six and three months ended June 30, 2021 compared with equity earnings of $35 million and equity loss of $2 million for the same periods in 2020. The year over year variance reflect higher earnings from our United Launch Alliance joint venture.
Backlog
BDS backlog decreased from $60,847 million as of December 31, 2020 to $58,705 million at June 30, 2021, primarily due to revenue recognized on contracts awarded in prior periods.
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
Global Services
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Revenues	$7,816	$8,116	$4,067	$3,488
Earnings/(loss) from operations	$972	$36	$531	($672)
Operating margins	12.4%	0.4%	13.1%	(19.3)%
Revenues
BGS revenues for the six months ended June 30, 2021 decreased by $300 million compared with the same period in 2020 primarily due to lower commercial services revenue, partially offset by higher government volume. Commercial services revenue is lower in 2021 as the COVID-19 pandemic had minimal impact on commercial services revenue in the first quarter of 2020. The net favorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2021 were $54 million higher than the comparable period in the prior year. We expect the impacts of the COVID-19 pandemic to continue to have an adverse impact on BGS commercial revenues in future quarters until the commercial airline industry environment recovers.
BGS revenues for the three months ended June 30, 2021 increased by $579 million compared with the same period in 2020 primarily due to higher commercial services volume. While commercial services volume is beginning to recover in the second quarter of 2021, it remains below pre-pandemic levels. The net favorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2021 were $1 million lower than the comparable period in the prior year. We expect the impacts of the COVID-19 pandemic to continue to have an adverse impact on BGS commercial revenues in future quarters until the commercial airline industry environment recovers.
Earnings From Operations
BGS earnings from operations for the six months ended June 30, 2021 increased by $936 million compared with the same period in 2020, primarily due to charges incurred in the second quarter of 2020 due to the COVID-19 pandemic. Charges in the second quarter of 2020 included $370 million for higher expected credit losses primarily driven by customer liquidity issues, $237 million of inventory write-downs and $153 million of related impairments of distribution rights primarily driven by airlines' decisions to retire certain aircraft, $99 million of contract termination and facility impairments charges, and $64 million for severance costs. The net favorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2021 were $63 million higher than the comparable period in the prior year.
BGS earnings from operations for the three months ended June 30, 2021 was $531 million compared with a loss of $672 million during the same period in 2020, primarily due to charges incurred in the second quarter of 2020 due to the COVID-19 pandemic and higher commercial services revenue. The net favorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2021 were $14 million higher than the comparable period in the prior year.
Backlog
BGS backlog decreased from $20,632 million as of December 31, 2020 to $19,029 million at June 30, 2021, primarily due to revenue recognized on contracts awarded in prior years.

Boeing Capital
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Revenues	$138	$134	$78	$69
Earnings/(loss) from operations	$57	$17	$36	($7)
Operating margins	41.3%	12.7%	46.2%	(10.1)%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues increased by $4 million and $9 million for the six and three months ended June 30, 2021 compared with the same periods in 2020 primarily due to net gains on re-lease of assets, partially offset lower operating lease income and lower interest income on notes receivable.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the six and three months ended June 30, 2021 increased by $40 million and $43 million compared with same periods in 2020 primarily due to lower asset impairment expense.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2021	December 31 2020
Customer financing and investment portfolio, net	$1,863	$1,961
Other assets, primarily cash and short-term investments	334	402
Total assets	$2,197	$2,363

Other liabilities, primarily deferred income taxes	$351	$392
Debt, including intercompany loans	1,525	1,640
Equity	321	331
Total liabilities and equity	$2,197	$2,363

Debt-to-equity ratio	4.8-to-1	5-to-1
BCC’s customer financing and investment portfolio at June 30, 2021 decreased $98 million from December 31, 2020 primarily due to note payoffs and portfolio run-off.
BCC enters into certain intercompany transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Aircraft subject to leases with a carrying value of approximately $11 million are scheduled to be returned off lease in the next 12 months. We are seeking to remarket these aircraft or have the leases extended.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2021	2020
Net earnings/(loss)	$6	($3,036)
Non-cash items	2,130	2,230
Changes in working capital	(6,006)	(8,776)
Net cash used by operating activities	(3,870)	(9,582)
Net cash provided/(used) by investing activities	4,423	(12,686)
Net cash (used)/provided by financing activities	(67)	32,742
Effect of exchange rate changes on cash and cash equivalents	(14)	(11)
Net increase in cash & cash equivalents, including restricted	472	10,463
Cash & cash equivalents, including restricted, at beginning of year	7,835	9,571
Cash & cash equivalents, including restricted, at end of period	$8,307	$20,034
Operating Activities Net cash used by operating activities was $3.9 billion during the six months ended June 30, 2021, compared with $9.6 billion during the same period in 2020 driven by earnings in 2021 primarily due to 737 deliveries and recovery from impacts of COVID-19 across the business, as well as improved working capital and use of common stock in lieu of cash to fund Company contributions to our 401(k) plans in 2021 as compared to the prior year. The changes in working capital reflect the significant increase in commercial airplane inventory in 2020 driven by lower deliveries due to the COVID-19 pandemic and the 737 MAX grounding. While 787 inventory increased in 2021 due to the continued buildup of more aircraft caused by production issues, the increase was largely offset by a decrease in 737 MAX inventory reflecting the resumption of deliveries. Cash provided by Advances and progress billings was $0.3 billion in 2021, as compared with $1.8 billion in 2020. Compensation payments to 737 MAX customers totaled $1.5 billion and $1.2 billion during the six months ended June 30, 2021 and 2020. Additionally, in the first quarter of 2021, we paid $0.7 billion consistent with the terms of the Deferred Prosecution Agreement between Boeing and the U.S. Department of Justice. The reduction in 787 deliveries and the residual impacts of the 737 MAX grounding are expected to continue to have a significant negative impact on our operating cash flows during 2021.
Payables to suppliers who elected to participate in supply chain financing programs decreased by $0.4 billion during the six months ended June 30, 2021 compared with $1.3 billion for the same period in 2020. The decrease for both periods is primarily due to reductions in commercial purchases from suppliers. Supply chain financing is not material to our overall liquidity.
Investing Activities Cash provided by investing activities was $4.4 billion during the six months ended June 30, 2021, compared with cash used of $12.7 billion during the same period in 2020, due to net proceeds from investments of $4.9 billion in 2021 compared to net contributions to investments of $12.0 billion in 2020. In the six months ended June 30, 2021 and 2020, capital expenditures totaled $0.5 billion and $0.8 billion. We expect capital expenditures in 2021 to be relatively consistent with 2020.
Financing Activities Cash used by financing activities was $67 million during the six months ended June 30, 2021 compared with cash provided of $32.7 billion during the same period in 2020. During the six months ended June 30, 2021, net repayments were $56 million compared with net borrowings of $34.0 billion in the same period in 2020. The absence of dividends in 2021 reflects the Company’s decision in March 2020 to suspend the declaration or payment of dividends until further notice. For further discussion see Liquidity Matters in Note 1 to our Condensed Consolidated Financial Statements.
As of June 30, 2021 and December 31, 2020, the total debt balance was $63.6 billion. At June 30, 2021, $6.5 billion of debt was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $1.5 billion, $0.5 billion of which was classified as short-term.

Capital Resources The impacts of the COVID-19 pandemic, 737 MAX grounding, and reduction in 787 deliveries are having a significant negative impact on our liquidity and ongoing operations and creating significant uncertainty. We have and are continuing to take significant actions to manage and preserve our liquidity. For further discussion see Liquidity Matters in Note 1 to our Condensed Consolidated Financial Statements.
At June 30, 2021, we had $8.3 billion of cash and $13.1 billion of short term investments. At June 30, 2021, we had $14.8 billion of unused borrowing capacity on revolving credit line agreements, of which $3.1 billion expires in October 2021, $3.2 billion expires in October 2022, $5.3 billion expires in March 2023, and $3.2 billion expires in October 2024. The facility scheduled to expire in October 2021 has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At June 30, 2021, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Customer Financing commitments totaled $13.5 billion and $11.5 billion at June 30, 2021 and December 31, 2020. The increase relates to new financing commitments. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $582 million at June 30, 2021. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
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
The Pension FAS/CAS service cost adjustments recognized in Earnings/(loss) from operations were benefits of $384 million and $191 million for the six and three months ended June 30, 2021, compared with benefits of $513 million and $258 million for the six and three months ended June 30, 2020. The non-operating pension expenses included in Other income, net were benefits of $352 million and $175 million for the six and three months ended June 30, 2021, compared with benefits of $171 million and $84 million for the six and three months ended June 30, 2020. The benefits in 2021 reflect expected returns in excess of interest cost and amortization of actuarial losses.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 43 of this Form 10-Q and on page 57 of our 2020 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit costs primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings/(loss), core operating margin and core earnings/(loss) per share with the most directly comparable GAAP financial measures of earnings/(loss) from operations, operating margins and diluted earnings/(loss) per share.

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2021	2020	2021	2020
Revenues	$32,215	$28,715	$16,998	$11,807
Earnings/(loss) from operations, as reported	$940	($4,317)	$1,023	($2,964)
Operating margins	2.9%	(15.0)%	6.0%	(25.1)%

Pension FAS/CAS service cost adjustment (1)	($384)	($513)	($191)	($258)
Postretirement FAS/CAS service cost adjustment (1)	(154)	(189)	(77)	(97)
FAS/CAS service cost adjustment (1)	($538)	($702)	($268)	($355)
Core operating earnings/(loss) (non-GAAP)	$402	($5,019)	$755	($3,319)
Core operating margins (non-GAAP)	1.2%	(17.5)%	4.4%	(28.1)%

Diluted earnings/(loss) per share, as reported	$0.09	($5.31)	$1.00	($4.20)
Pension FAS/CAS service cost adjustment (1)	(0.65)	(0.91)	(0.32)	(0.46)
Postretirement FAS/CAS service cost adjustment (1)	(0.26)	(0.33)	(0.13)	(0.17)
Non-operating pension expense (2)	(0.60)	(0.30)	(0.30)	(0.14)
Non-operating postretirement expense (2)	(0.02)	0.05	(0.01)	0.02
Provision for deferred income taxes on adjustments (3)	0.32	0.31	0.16	0.16
Core (loss)/earnings per share (non-GAAP)	($1.12)	($6.49)	$0.40	($4.79)

Weighted average diluted shares (in millions)	588.6	566.1	590.2	566.4
(1) FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating earnings/(loss) (non-GAAP).
(2) Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. These expenses are included in Other income, net and are excluded from Core earnings/(loss) per share (non-GAAP).
(3) The income tax impact is calculated using the U.S. corporate statutory tax rate.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have financial instruments that are subject to interest rate risk, principally fixed- and floating-rate debt obligations, and customer financing assets and liabilities. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt. As of June 30, 2021, we have $4 billion remaining on our two-year delayed draw floating-rate term loan credit agreement. An increase or decrease of 100 basis points in interest rates on this floating-rate debt would increase or decrease our pre-tax loss by $26 million over the next 12 months. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes.
There have been no significant changes to our foreign currency exchange rate or commodity price risk since December 31, 2020.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2021 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the second quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended June 30, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
4/1/2021 thru 4/30/2021	2,138	$300.44
5/1/2021 thru 5/31/2021	5,103	246.14
6/1/2021 thru 6/30/2021	1,083	246.86
Total	8,324	$260.18
(1)A total of 8,324 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program or in swap transactions.
(2)On March 21, 2020, the Board of Directors terminated its prior authorization to repurchase shares of the Company's outstanding common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of The Boeing Company, as amended and restated effective June 29, 2021 (Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 29, 2021)

10.1	Notice of Terms Supplemental Cash-Based Award (Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 29, 2021)*

10.2	Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 29, 2021)*

10.3	Notice of Terms of Supplemental Non-Qualified Stock Option (Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 29, 2021)*

10.4	Credit Agreement (Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 19, 2021)

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 28, 2021	/s/ Carol J. Hibbard
(Date)	Carol J. Hibbard
Senior Vice President and Controller