Form 10-Q
period 2021-09-30
BOEING CO
filed 2021-10-27
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 20, 2021, there were 587,699,224 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2021

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Sales of products	$39,224	$34,656	$12,552	$11,402
Sales of services	8,269	8,198	2,726	2,737
Total revenues	47,493	42,854	15,278	14,139

Cost of products	(35,166)	(36,001)	(11,271)	(10,910)
Cost of services	(6,771)	(6,817)	(2,288)	(2,185)
Boeing Capital interest expense	(25)	(33)	(7)	(10)
Total costs and expenses	(41,962)	(42,851)	(13,566)	(13,105)
	5,531	3	1,712	1,034
Income/(loss) from operating investments, net	195	(61)	120	(14)
General and administrative expense	(3,169)	(2,989)	(1,097)	(955)
Research and development expense, net	(1,571)	(1,871)	(575)	(574)
Gain on dispositions, net	283	200	169	108
Earnings/(loss) from operations	1,269	(4,718)	329	(401)
Other income, net	419	325	30	119
Interest and debt expense	(2,021)	(1,458)	(669)	(643)
Loss before income taxes	(333)	(5,851)	(310)	(925)
Income tax benefit	207	2,349	178	459
Net loss	(126)	(3,502)	(132)	(466)
Less: net loss attributable to noncontrolling interest	(67)	(49)	(23)	(17)
Net loss attributable to Boeing Shareholders	($59)	($3,453)	($109)	($449)

Basic loss per share	($0.10)	($6.10)	($0.19)	($0.79)

Diluted loss per share	($0.10)	($6.10)	($0.19)	($0.79)

Weighted average diluted shares (millions)	587.3	566.3	589.0	566.6
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Net loss	($126)	($3,502)	($132)	($466)
Other comprehensive income, net of tax:
Currency translation adjustments	(63)	15	(41)	48
Unrealized gain/(loss) on derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($18), $31, ($1) and ($23)	64	(107)	(1)	79
Reclassification adjustment for (gains)/losses included in net loss, net of tax of $2, ($6), $2 and ($2)	(6)	20	(4)	8
Total unrealized gain/(loss) on derivative instruments, net of tax	58	(87)	(5)	87
Defined benefit pension plans and other postretirement benefits:
Prior service credit arising during the period, net of tax of $0, ($4), $0 and ($4)		13		13
Amortization of prior service credits included in net periodic pension cost, net of tax of $18, $22, $6 and $10	(68)	(67)	(23)	(22)
Net actuarial gain/(loss) arising during the period, net of tax of ($106), $19, ($104) and $16	1,551	(65)	1,544	(53)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($182), ($179), ($60) and ($76)	690	562	227	172
Settlements included in net loss, net of tax of ($11), ($1), ($10) and $0	145	3	142	1
Pension and postretirement cost related to our equity method investments, net of tax of ($1), $0, $0 and $0	2		(1)
Total defined benefit pension plans and other postretirement benefits, net of tax	2,320	446	1,889	111
Other comprehensive income, net of tax	2,315	374	1,843	246
Comprehensive income/(loss), net of tax	2,189	(3,128)	1,711	(220)
Less: Comprehensive loss related to noncontrolling interest	(67)	(49)	(23)	(17)
Comprehensive income/(loss) attributable to Boeing Shareholders, net of tax	$2,256	($3,079)	$1,734	($203)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2021	December 31 2020
Assets
Cash and cash equivalents	$9,764	$7,752
Short-term and other investments	10,231	17,838
Accounts receivable, net	2,247	1,955
Unbilled receivables, net	10,009	7,995
Current portion of customer financing, net	76	101
Inventories	81,897	81,715
Other current assets, net	2,664	4,286
Total current assets	116,888	121,642
Customer financing, net	1,795	1,936
Property, plant and equipment, net of accumulated depreciation of $20,442 and $20,507	11,113	11,820
Goodwill	8,070	8,081
Acquired intangible assets, net	2,631	2,843
Deferred income taxes	74	86
Investments	963	1,016
Other assets, net of accumulated amortization of $916 and $729	5,312	4,712
Total assets	$146,846	$152,136
Liabilities and equity
Accounts payable	$10,151	$12,928
Accrued liabilities	18,974	22,171
Advances and progress billings	51,269	50,488
Short-term debt and current portion of long-term debt	5,377	1,693
Total current liabilities	85,771	87,280
Deferred income taxes	1,185	1,010
Accrued retiree health care	3,957	4,137
Accrued pension plan liability, net	11,435	14,408
Other long-term liabilities	1,722	1,486
Long-term debt	57,042	61,890
Total liabilities	161,112	170,211
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	8,796	7,787
Treasury stock, at cost - 424,789,354 and 429,941,021 shares	(52,030)	(52,641)
Retained earnings	38,551	38,610
Accumulated other comprehensive loss	(14,818)	(17,133)
Total shareholders’ deficit	(14,440)	(18,316)
Noncontrolling interests	174	241
Total equity	(14,266)	(18,075)
Total liabilities and equity	$146,846	$152,136
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2021	2020
Cash flows – operating activities:
Net loss	($126)	($3,502)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items –
Share-based plans expense	677	165
Treasury shares issued for 401(k) contribution	951
Depreciation and amortization	1,610	1,668
Investment/asset impairment charges, net	72	317
Customer financing valuation adjustments	(3)	12
Gain on dispositions, net	(283)	(200)
Other charges and credits, net	(82)	912
Changes in assets and liabilities –
Accounts receivable	(280)	125
Unbilled receivables	(2,010)	56
Advances and progress billings	781	428
Inventories	508	(9,653)
Other current assets	279	319
Accounts payable	(3,565)	(3,303)
Accrued liabilities	(3,168)	967
Income taxes receivable, payable and deferred	1,011	(2,404)
Other long-term liabilities	(168)	(149)
Pension and other postretirement plans	(731)	(556)
Customer financing, net	170	108
Other	225	289
Net cash used by operating activities	(4,132)	(14,401)
Cash flows – investing activities:
Property, plant and equipment additions	(758)	(1,038)
Property, plant and equipment reductions	385	275
Acquisitions, net of cash acquired	(6)
Contributions to investments	(27,902)	(25,846)
Proceeds from investments	35,664	9,772
Other	6	14
Net cash provided/(used) by investing activities	7,389	(16,823)
Cash flows – financing activities:
New borrowings	9,822	42,362
Debt repayments	(11,049)	(8,792)
Stock options exercised	36	31
Employee taxes on certain share-based payment arrangements	(47)	(169)
Dividends paid		(1,158)
Net cash (used)/provided by financing activities	(1,238)	32,274
Effect of exchange rate changes on cash and cash equivalents, including restricted	(34)	26
Net increase in cash & cash equivalents, including restricted	1,985	1,076
Cash & cash equivalents, including restricted, at beginning of year	7,835	9,571
Cash & cash equivalents, including restricted, at end of period	9,820	10,647
Less restricted cash & cash equivalents, included in Investments	56	83
Cash and cash equivalents at end of period	$9,764	$10,564
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the nine months ended September 30, 2021 and 2020
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2020	$5,061	$6,745	($54,914)	$50,482	($16,153)	$317	($8,462)
Net loss				(3,453)		(49)	(3,502)
Other comprehensive income, net of tax of ($118)					374		374
Share-based compensation		165					165
Treasury shares issued for stock options exercised, net		(22)	53				31
Treasury shares issued for other share-based plans, net		(201)	42				(159)
Balance at September 30, 2020	$5,061	$6,687	($54,819)	$47,029	($15,779)	$268	($11,553)

Balance at January 1, 2021	$5,061	$7,787	($52,641)	$38,610	($17,133)	$241	($18,075)
Net loss				(59)		(67)	(126)
Other comprehensive income, net of tax of ($298)					2,315		2,315
Share-based compensation		677					677
Treasury shares issued for stock options exercised, net		(24)	60				36
Treasury shares issued for other share-based plans, net		(85)	41				(44)
Treasury shares issued for 401(k) contribution		441	510				951
Balance at September 30, 2021	$5,061	$8,796	($52,030)	$38,551	($14,818)	$174	($14,266)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended September 30, 2021 and 2020
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at July 1, 2020	$5,061	$6,648	($54,829)	$47,478	($16,025)	$285	($11,382)
Net loss				(449)		(17)	(466)
Other comprehensive income, net of tax of ($79)					246		246
Share-based compensation		50					50
Treasury shares issued for stock options exercised, net		(2)	6				4
Treasury shares issued for other share-based plans, net		(9)	4				(5)
Balance at September 30, 2020	$5,061	$6,687	($54,819)	$47,029	($15,779)	$268	($11,553)

Balance at July 1, 2021	$5,061	$8,481	($52,223)	$38,660	($16,661)	$197	($16,485)
Net loss				(109)		(23)	(132)
Other comprehensive income, net of tax of ($167)					1,843		1,843
Share-based compensation		184					184
Treasury shares issued for stock options exercised, net		(5)	12				7
Treasury shares issued for other share-based plans, net		(9)	3				(6)
Treasury shares issued for 401(k) contribution		145	178				323
Balance at September 30, 2021	$5,061	$8,796	($52,030)	$38,551	($14,818)	$174	($14,266)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Revenues:
Commercial Airplanes	$14,743	$11,434	$4,459	$3,596
Defense, Space & Security	20,678	19,478	6,617	6,848
Global Services	12,037	11,810	4,221	3,694
Boeing Capital	209	205	71	71
Unallocated items, eliminations and other	(174)	(73)	(90)	(70)
Total revenues	$47,493	$42,854	$15,278	$14,139
Earnings/(loss) from operations:
Commercial Airplanes	($2,021)	($6,199)	($693)	($1,369)
Defense, Space & Security	1,799	1,037	436	628
Global Services	1,616	307	644	271
Boeing Capital	99	47	42	30
Segment operating earnings/(loss)	1,493	(4,808)	429	(440)
Unallocated items, eliminations and other	(1,032)	(965)	(370)	(314)
FAS/CAS service cost adjustment	808	1,055	270	353
Earnings/(loss) from operations	1,269	(4,718)	329	(401)
Other income, net	419	325	30	119
Interest and debt expense	(2,021)	(1,458)	(669)	(643)
Loss before income taxes	(333)	(5,851)	(310)	(925)
Income tax benefit	207	2,349	178	459
Net loss	(126)	(3,502)	(132)	(466)
Less: Net loss attributable to noncontrolling interest	(67)	(49)	(23)	(17)
Net loss attributable to Boeing Shareholders	($59)	($3,453)	($109)	($449)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 18 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2020 Annual Report on Form 10-K.
Liquidity Matters
The global outbreak of COVID-19, 787 production issues and associated rework and residual impacts from the grounding of the 737 MAX airplane in 2019 are having a significant adverse impact on our business and are expected to continue to negatively impact revenue, earnings, and operating cash flow in future quarters. The COVID-19 pandemic has caused an unprecedented shock to demand for air travel, creating a tremendous challenge for our customers, our business, and the entire aerospace manufacturing and services sector. We continue to expect commercial air travel to return to 2019 levels in 2023 to 2024. We expect it will take a few years beyond that for the industry to return to long-term trend growth. There is significant uncertainty with respect to when commercial air traffic levels will recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels.
During the first nine months of 2021, net cash used by operating activities was $4.1 billion. Our operating cash flows continue to be impacted by lower commercial airplane deliveries and increases in commercial airplane inventory. We expect negative operating cash flows until commercial deliveries ramp up. In the first quarter of 2021, we issued $9.8 billion of fixed rate senior notes that mature between 2023 and 2026. We used the net proceeds of these note issuances to repay $9.8 billion outstanding under our two-year delayed draw term loan credit agreement. In the third quarter of 2021, we repaid $1.2 billion of term notes. As a result, our cash and short-term investment balance was $20.0 billion at September 30, 2021, down from $25.6 billion at December 31, 2020, while our debt balance was $62.4 billion at September 30, 2021, down from $63.6 billion at December 31, 2020. Short-term debt and the current portion of long-term debt increased to $5.4 billion at September 30, 2021, up from $1.7 billion at December 31, 2020. The current portion of long term debt includes term notes of $0.3 billion maturing in the fourth quarter of 2021, $0.9 billion maturing in 2022, and the remaining delayed draw term loan. While our two-year delayed draw term loan matures in February 2022, we are planning to repay the remaining $4.0 billion in the fourth quarter of 2021. Our short-term and long-term credit ratings remained unchanged during the third quarter of 2021.
In the first quarter of 2021, we entered into a $5.3 billion two-year revolving credit agreement, which we have not drawn upon. As of September 30, 2021, our unused borrowing capacity on revolving credit agreements is $14.8 billion, up from $9.5 billion at December 31, 2020. $3.1 billion of the $14.8 billion is a 364-day revolving credit facility, which was set to expire in October 2021. In October 2021, we renewed the 364-day facility for $3.1 billion, which now expires in October 2022. This 364-day facility has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs. See Note 11.
At September 30, 2021, trade payables included $2.8 billion payable to suppliers who have elected to participate in supply chain financing programs. While access to supply chain financing was reduced in 2020 due to our credit ratings and debt levels, we do not believe that these or future changes in the availability of supply chain financing will have a significant impact on our liquidity.

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
We are also working with our customers and supply chain to accelerate receipts and conserve cash. For example, the United States Department of Defense (U.S. DoD) has taken steps to work with its industry partners to increase liquidity in the form of increased progress payment rates and reductions in withholds among other initiatives. We also deferred certain tax payments in 2020 pursuant to the Coronavirus Aid, Relief, and Economic Security (CARES) Act. The CARES Act also included a five-year net operating loss carryback provision which enabled us to benefit from certain 2020 losses and resulted in tax refunds of $1.3 billion in the third quarter of 2021.
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
Net cumulative catch-up adjustments to prior periods' revenue and earnings, including certain reach-forward losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Increase/(decrease) to Revenue	$167	($265)	($63)	$25
Decrease to Earnings/(loss) from operations	($84)	($787)	($142)	($38)
Decrease to Diluted EPS	($0.05)	($0.83)	($0.10)	($0.03)
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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Net loss attributable to Boeing Shareholders	($59)	($3,453)	($109)	($449)
Less: earnings available to participating securities
Net loss available to common shareholders	($59)	($3,453)	($109)	($449)
Basic
Basic weighted average shares outstanding	587.3	566.3	589.0	566.6
Less: participating securities	0.4	0.5	0.4	0.5
Basic weighted average common shares outstanding	586.9	565.8	588.6	566.1
Diluted
Basic weighted average shares outstanding	587.3	566.3	589.0	566.6
Dilutive potential common shares(1)
Diluted weighted average shares outstanding	587.3	566.3	589.0	566.6
Less: participating securities	0.4	0.5	0.4	0.5
Diluted weighted average common shares outstanding	586.9	565.8	588.6	566.1
Net loss per share:
Basic	($0.10)	($6.10)	($0.19)	($0.79)
Diluted	(0.10)	(6.10)	(0.19)	(0.79)
(1)Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.

As a result of incurring a net loss for the nine and three months ended September 30, 2021 and 2020, potential common shares of 2.3 million, 2.7 million, 1.6 million and 1.3 million, respectively, were excluded from diluted loss per share because the effect would have been antidilutive. In addition, the following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted loss per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Performance awards	2.8	6.1	3.0	6.0
Performance-based restricted stock units	0.8	1.4	0.8	1.3
Restricted stock units	0.5
Stock options	0.3		0.3
Note 3 – Income Taxes
Our income tax expense or benefit for interim periods has been historically determined using an estimate of our annual effective tax rate, adjusted for discrete items. In the third quarter of 2021, we determined that we could not make a reliable estimate of the annual effective tax rate primarily due to nearly break-even pre-tax earnings. For example during the first quarter of 2021, the Company reported pre-tax losses of $572, second quarter pre-tax earnings of $549 and third quarter pre-tax losses of $310 while year-to-date pre-tax losses total $333. As a result, the effective tax rate for the nine months ended September 30, 2021 was calculated based on 2021 year-to-date results. We recorded a tax benefit of $207 for the nine months ended September 30, 2021 primarily reflecting 2021 net operating losses including Research and Development tax credits that are expected to be realized.
As of September 30, 2021 and December 31, 2020, the Company had recorded valuation allowances of $2,810 and $3,094 primarily for certain federal deferred tax assets, state net operating loss carryforwards, and state tax credits. $301 of the reduction in the valuation allowance was recorded to Other comprehensive income, primarily due to the remeasurement of certain pension assets and liabilities during the third quarter of 2021 that resulted in an actuarial gain. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. Based on these methods, deferred tax liabilities were assumed to reverse and generate taxable income over the next 5 to 10 years while deferred tax assets related to pension and other postretirement benefit obligations were assumed to reverse and generate tax deductions over the next 15 to 20 years. The valuation allowance primarily resulted from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of certain deferred tax assets.
As of September 30, 2021, based on the estimated reversal patterns of the Company’s deferred tax assets and liabilities, it is more likely than not that the Company will realize the federal deferred tax assets generated in 2021 as there is sufficient projected income from reversals of deferred tax liabilities in the next five years.
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

Note 4 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the nine months ended September 30, 2021 and 2020 consisted of the following:

	Accounts receivable, net	Unbilled receivables, net	Other current assets, net	Customer financing, net	Other assets, net	Total
Balance at January 1, 2020	($138)	($81)	($38)	($5)	($75)	($337)
Changes in estimates	(296)	(46)	(20)	(12)	(3)	(377)
Write-offs	3					3
Balance at September 30, 2020	($431)	($127)	($58)	($17)	($78)	($711)

Balance at January 1, 2021	($444)	($129)	($72)	($17)	($140)	($802)
Changes in estimates	15	3	(3)	3	(45)	(27)
Write-offs	21		1		13	35
Recoveries	1					1
Balance at September 30, 2021	($407)	($126)	($74)	($14)	($172)	($793)
Note 5 – Inventories
Inventories consisted of the following:

	September 30 2021	December 31 2020
Long-term contracts in progress	$578	$823
Commercial aircraft programs	71,092	70,153
Commercial spare parts, used aircraft, general stock materials and other	10,227	10,739
Total	$81,897	$81,715
Commercial spare parts, used aircraft, general stock materials and other includes capitalized precontract costs of $646 at September 30, 2021 and $733 at December 31, 2020 primarily related to KC-46A Tanker and Commercial Crew. See Note 9.
Commercial Aircraft Programs
The increase in commercial aircraft programs inventory during 2021 reflects a continued buildup of 787 aircraft, as well as growth in 777X inventory. These increases were partially offset by a decrease in 737 MAX inventory reflecting the resumption of deliveries. Commercial aircraft programs inventory includes approximately 370 737 MAX aircraft and 105 787 aircraft at September 30, 2021 as compared with 425 737 MAX aircraft and 80 787 aircraft at December 31, 2020.
A number of customers have requested to defer deliveries or to cancel orders. We are currently remarketing certain aircraft and may have to remarket additional aircraft in future periods. If we are unable to successfully remarket the aircraft, determine further production rate reductions are necessary, and/or contract the program accounting quantities, future earnings may be reduced and/or additional reach-forward losses may have to be recorded.

At September 30, 2021 and December 31, 2020, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $1,676 and $2,159 and unamortized tooling and other non-recurring costs of $619 and $480. At September 30, 2021, $2,276 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $19 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At September 30, 2021 and December 31, 2020, commercial aircraft programs inventory included the following amounts related to the 777X program: unamortized tooling and other non-recurring costs of $3,444 and $3,295. During the fourth quarter of 2020, we determined that estimated costs to complete the 777X program plus costs already included in 777X inventory exceed estimated revenues from the program. The resulting reach-forward loss of $6,493 was recorded as a reduction to deferred production costs. As a result, 777X deferred production costs were immaterial at September 30, 2021 and December 31, 2020. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued market uncertainty, the impacts of COVID-19 on our production system as well as impacts on our supply chain and customers, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
At September 30, 2021 and December 31, 2020, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $15,153 and $14,976, $1,808 and $1,865 of supplier advances, and $1,814 and $1,863 of unamortized tooling and other non-recurring costs. At September 30, 2021, $11,643 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $5,324 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. The 787 program produced at abnormally low production rates during the third quarter of 2021 as we prioritized production resources on inspections and rework. As a result, we expect to incur approximately $1 billion of abnormal production costs on a cumulative basis, which are being expensed as incurred. Abnormal 787 production costs are associated with abnormally low production rates, as well as costs to complete inspections and rework. In the third quarter of 2021, we recorded period expense of $183. We expect to record approximately $800 in future quarters while production rates remain low and inspections and rework continues. In the event we are unable to increase production, complete inspections and rework and/or resume deliveries consistent with our assumptions, our estimate of future abnormal costs could be increased.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,238 and $2,992 at September 30, 2021 and December 31, 2020.
Note 6 – Contracts with Customers
Unbilled receivables increased from $7,995 at December 31, 2020 to $10,009 at September 30, 2021, primarily driven by revenue recognized at Defense, Space & Security (BDS) and Global Services (BGS) in excess of billings.
Advances and progress billings increased from $50,488 at December 31, 2020 to $51,269 at September 30, 2021, primarily driven by advances on orders received at Commercial Airplanes (BCA), BDS, and BGS, partially offset by revenue recognized and the return of customer advances at BCA.
Revenues recognized during the nine months ended September 30, 2021 and 2020 from amounts recorded as Advances and progress billings at the beginning of each year were $10,131 and $6,752. Revenues recognized during the three months ended September 30, 2021 and 2020 from amounts recorded as Advances and progress billings at the beginning of each year were $2,816 and $1,497.

Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment and consisted of the following:

	September 30 2021	December 31 2020
Financing receivables:
Investment in sales-type/finance leases	$966	$919
Notes	414	420
Total financing receivables	1,380	1,339
Operating lease equipment, at cost, less accumulated depreciation of $84 and $209	505	715
Gross customer financing	1,885	2,054
Less allowance for losses on receivables	(14)	(17)
Total	$1,871	$2,037
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
We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. At September 30, 2021 and December 31, 2020, we individually evaluated for impairment customer financing receivables of $378 and $391, of which $378 and $380 were determined to be impaired. We recorded no allowance for losses on these impaired receivables as the collateral values exceeded the carrying values of the receivables.
We determine a receivable is past due when cash has not been received upon the due date specified in the contract. There were no past due customer financing receivables as of September 30, 2021 and September 30, 2020.
We evaluate the collectability of customer financing receivables at commencement and on a recurring basis. If a customer financing receivable is deemed uncollectible, the customer is categorized as non-accrual status. When a customer is in non-accrual status at commencement, revenue is deferred until substantially all cash has been received or the customer is removed from non-accrual status. If a customer status changes to non-accrual after commencement and sufficient collateral is available, we recognize contractual interest income as payments are received to the extent payments exceed past due principal payments. If there is not sufficient collateral, then revenue is not recognized until payments exceed the principal balance. Receivables in non-accrual status as of September 30, 2021 and December 31, 2020 were $378 and $380. Interest income received was $14 and $3 for the nine and three months ended September 30, 2021 and $26 and $5 for the nine and three months ended September 30, 2020.
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

Our financing receivable balances at September 30, 2021 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2020	2019	2018	2017	Prior	Total
BBB						$147	$147
BB	$188	$124	$44	$13		130	499
B	78				$50	159	287
CCC		7	28		236	176	447
Total carrying value of financing receivables	$266	$131	$72	$13	$286	$612	$1,380
At September 30, 2021, our allowance related to receivables with ratings of CCC, B, BB, and BBB. We applied default rates that averaged 24.1%, 5.9%, 2.7%, and 0.2%, respectively, to the exposure associated with those receivables.
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
The majority of customer financing carrying values are concentrated in the following aircraft models:

	September 30 2021	December 31 2020
717 Aircraft ($65 and $98 accounted for as operating leases)	$604	$637
747-8 Aircraft ($0 and $121 accounted for as operating leases)	437	480
737 Aircraft ($166 and $214 accounted for as operating leases)	185	235
777 Aircraft ($226 and $216 accounted for as operating leases)	233	225
MD-80 Aircraft (accounted for as sales-type finance leases)	159	167
757 Aircraft ($0 and $4 accounted for as operating leases)	130	147
747-400 Aircraft ($11 and $19 accounted for as operating leases)	61	71
Lease income recorded in Revenue on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 included $38 and $44 from sales-type/finance leases, and $53 and $99 from operating leases, of which $6 and $6 related to variable operating lease payments. Lease income recorded in Revenue on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 included $13 and $15 from sales-type/finance leases, and $16 and $37 from operating leases, of which $1 and $2 related to variable operating lease payments.
Profit at the commencement of sales-type leases was recorded in revenue for the nine months ended September 30, 2021 and 2020 in the amount of $57 and $18. Profit at the commencement of sales-type leases was recorded in revenue for the three months ended September 30, 2021 and 2020 in the amount of $21 and $8.

Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2021	December 31 2020
Equity method investments (1)	$928	$936
Time deposits	9,685	17,154
Available for sale debt instruments	490	596
Equity and other investments	35	85
Restricted cash & cash equivalents(2)	56	83
Total	$11,194	$18,854
(1)Dividends received were $52 and $9 for the nine and three months ended September 30, 2021 and $58 and $5 during the same periods in the prior year. During the third quarter of 2021, Boeing and AE Industrial Partners announced a strategic partnership to establish a dedicated aerospace venture fund. This transaction resulted in the deconsolidation of HorizonX and generated a gain of $117 which is included in Income from operating investments, net.
(2)Reflects amounts restricted in support of our property sales, workers’ compensation programs, employee benefit programs, and insurance premiums.
Allowance for losses on available for sale debt instruments are assessed quarterly. All instruments are considered investment grade and, as such, we have not recognized an allowance for credit losses as of September 30, 2021.
Note 9 – Commitments and Contingencies
737 MAX Grounding and COVID-19 Impacts
In 2019, following two fatal 737 MAX accidents, the Federal Aviation Administration (FAA) and non-U.S. civil aviation authorities issued orders suspending commercial operations of 737 MAX aircraft. Deliveries of the 737 MAX were suspended following these orders. Deliveries in the U.S. resumed in late 2020 following rescission by the FAA of its grounding order. In addition, several other non-U.S. civil aviation authorities, including the Brazilian National Civil Aviation Agency, Transport Canada, and the European Union Aviation Safety Agency (EASA) have subsequently approved return of operations, allowing us to resume deliveries in those jurisdictions. About 175 countries have approved the resumption of 737 MAX operations. The 737 MAX remains grounded in certain non-U.S. jurisdictions, including China. Flight tests were completed in China during the third quarter of 2021, and we are continuing to work towards approval by the end of 2021, with the resumption of deliveries to follow in the first quarter of 2022.
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

In the first nine months of 2021, we delivered 167 aircraft. We have approximately 370 airplanes in inventory as of September 30, 2021 and we anticipate delivering most of these aircraft by the end of 2023. A number of customers have requested to defer deliveries or to cancel orders for 737 MAX aircraft, and we are remarketing and/or delaying deliveries of certain aircraft included within inventory. In the event that we are unable to resume aircraft deliveries in certain non-U.S. jurisdictions consistent with our assumptions of regulatory approval timing, our expectation of delivery timing could be impacted.
We produced at abnormally low production rates in 2020 and expect to continue to do so through 2021. As a result, we expect to incur approximately $4.6 billion of abnormal production costs on a cumulative basis, which are being expensed as incurred, of which $2,567 was recorded during the year ended December 31, 2020 and $1,501 was recorded during the nine months ended September 30, 2021.
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
We have also recorded additional expenses of $136 and $33 due to the 737 MAX grounding during the nine and three months ended September 30, 2021, and $239 and $118 during the nine and three months ended September 30, 2020. These expenses include costs related to storage, inventory impairment, pilot training, and software updates.
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the nine months ended September 30, 2021 and 2020.

	2021	2020
Beginning balance – January 1	$5,537	$7,389
Reductions for payments made	(2,040)	(1,695)
Reductions for concessions and other in-kind considerations	(53)	(83)
Changes in estimates	(1)	370
Ending balance – September 30	$3,443	$5,981
We are working with our customers to minimize the impact to their operations from grounded and undelivered aircraft. We continue to reassess the liability for estimated potential concessions and other considerations to customers on a quarterly basis. This reassessment includes updating estimates to reflect revisions to return to service, delivery and production rate assumptions driven by timing of regulatory approvals, as well as latest information based on engagements with 737 MAX customers. The liability represents our current best estimate of future concessions and other considerations to customers, and is necessarily based on a series of assumptions. It is subject to change in future quarters as negotiations with customers mature and timing and conditions of return to service are better understood. The liability balance of $3.4 billion at September 30, 2021 includes $1.3 billion expected to be liquidated by lower customer delivery payments, $1.0 billion expected to be paid in cash and $0.2 billion in other concessions. Of the cash payments to customers, we expect to pay $0.2 billion in 2021 and $0.7 billion in 2022. The type of consideration to be provided for the remaining $0.9 billion will depend on the outcomes of negotiations with customers.
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

Environmental
The following table summarizes environmental remediation activity during the nine months ended September 30, 2021 and 2020.

	2021	2020
Beginning balance – January 1	$565	$570
Reductions for payments made	(35)	(26)
Changes in estimates	99	27
Ending balance – September 30	$629	$571
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2021 and December 31, 2020, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,057 and $1,095.
Product Warranties
The following table summarizes product warranty activity recorded during the nine months ended September 30, 2021 and 2020.

	2021	2020
Beginning balance – January 1	$1,527	$1,267
Additions for current year deliveries	71	50
Reductions for payments made	(182)	(202)
Changes in estimates	439	444
Ending balance – September 30	$1,855	$1,559
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
Trade-in commitment agreements at September 30, 2021 have expiration dates from 2021 through 2028. At September 30, 2021 and December 31, 2020 total contractual trade-in commitments were $685 and $950. As of September 30, 2021 and December 31, 2020, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $269 and $599 and the fair value of the related trade-in aircraft was $269 and $580.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $13,311 and $11,512 as of September 30, 2021 and December 31, 2020. The estimated earliest potential funding dates for these commitments as of September 30, 2021 are as follows:

Total
October through December 2021	$1,419
2022	2,054
2023	4,654
2024	2,270
2025	1,665
Thereafter	1,249
$13,311
As of September 30, 2021, $13,189 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Funding Commitments
We have commitments to make additional capital contributions of $256 to joint ventures over the next six years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,885 and $4,238 as of September 30, 2021 and December 31, 2020.
United States Government Defense Environment Overview
The Omnibus appropriations acts for fiscal year 2021 (FY21), enacted in December 2020, provided FY21 appropriations for government departments and agencies, including $704 billion for the U.S. DoD, $23 billion for the National Aeronautics and Space Administration (NASA) and $18 billion for the FAA. FY21 appropriations included funding for Boeing’s major programs, such as the F/A-18 Super Hornet, F-15EX, CH-47 Chinook, AH-64 Apache, V-22 Osprey, KC-46A Tanker, P-8 Poseidon and Space Launch System.
In May 2021, the U.S. government released the President’s budget request for fiscal year 2022 (FY22), which included $715 billion in funding for the U.S. DoD, $25 billion in funding for NASA and $19 billion for the FAA. While the President’s budget request for FY22 includes funding for a majority of Boeing’s programs, it did not include funding for F/A-18 Super Hornet, P-8 Poseidon and CH-47F Block II production aircraft. While there is some continued congressional support for F/A-18 and CH-47F Block II production aircraft for FY22, there is ongoing uncertainty with respect to these and other program-level appropriations for FY22 and future fiscal years. These programs also continue to pursue non-U.S. sales opportunities.
The Continuing Resolution (CR), enacted by U.S. Congress on September 30, 2021, continues federal funding at FY21 appropriated levels through December 3, 2021. Congress and the President must enact either full-year FY22 appropriations bills or an additional CR to fund government departments and agencies beyond December 3, 2021 or a government shutdown could result, which may impact the Company’s operations.

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
KC-46A Tanker
In 2011, we were awarded a contract from the U.S. Air Force (USAF) to design, develop, manufacture, and deliver four next generation aerial refueling tankers. This Engineering, Manufacturing and Development (EMD) contract is a fixed-price incentive fee contract and involves highly complex designs and systems integration. Since 2016, the USAF has authorized seven low rate initial production (LRIP) lots for a total of 94 aircraft. The EMD contract and authorized LRIP lots total approximately $19 billion as of September 30, 2021.
At September 30, 2021, we had approximately $252 of capitalized precontract costs and $305 of potential termination liabilities to suppliers.
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
Severance
The following table summarizes changes in the severance liability during the nine months ended September 30, 2021 and 2020.

	2021	2020
Beginning balance – January 1	$283
Initial liability recorded in the second quarter of 2020		$652
Reductions for payments made	(84)	(395)
Changes in estimates	(179)	328
Ending balance – September 30	$20	$585
During 2020, the Company recorded severance costs for approximately 26,000 employees expected to leave the Company through a combination of voluntary and involuntary terminations. The severance packages are consistent with the Company’s ongoing compensation and benefits plans. During the first quarter of 2021, we reduced the estimated number of employees expected to leave the Company through voluntary and involuntary terminations to approximately 23,000. During the second quarter of 2021, we further reduced the estimated number of employees expected to leave the Company through voluntary and involuntary terminations to approximately 19,000. As of September 30, 2021, our severance liability primarily relates to remaining severance payments to terminated employees.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2021	December 31 2020	September 30 2021	December 31 2020	September 30 2021	December 31 2020
Contingent repurchase commitments	$548	$1,452	$548	$1,452
Credit guarantees	90	90	28	28	$24	$24
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
Note 11 – Debt
In the first quarter of 2021, we issued $9,825 of fixed rate senior notes consisting of $1,325 due February 4, 2023 that bear an annual interest rate of 1.167%, $3,000 due February 4, 2024 that bear an annual interest rate of 1.433%, and $5,500 due February 4, 2026 that bear an annual interest rate of 2.196%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $9,780, after deducting underwriting discounts, commissions, and offering expenses. We used the net proceeds of these note issuances to repay $9,825 outstanding under our two-year delayed draw term loan credit agreement. While our two-year delayed draw term loan matures in February 2022, we are planning to repay the remaining $4,000 in the fourth quarter of 2021.

In the first quarter of 2021, we entered into a $5,280 two-year revolving credit agreement. As of September 30, 2021, we had $14,753 currently available under credit line agreements, of which $3,073 expires in October 2021, $3,200 expires in October 2022, $5,280 expires in March 2023, and $3,200 expires in October 2024. In October 2021, we renewed the 364-day facility for $3,060, which now expires in October 2022. This 364-day facility has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Note 12 – Postretirement Plans
The components of net periodic benefit (income)/cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2021	2020	2021	2020
Service cost	$2	$2		$1
Interest cost	1,493	1,841	$498	613
Expected return on plan assets	(2,894)	(2,816)	(963)	(938)
Amortization of prior service credits	(60)	(60)	(20)	(20)
Recognized net actuarial loss	924	774	304	258
Settlement charge	156	6	152	3
Net periodic benefit income	($379)	($253)	($29)	($83)

Net periodic benefit cost included in Earnings/(loss) from operations	$2	$2		$1
Net periodic benefit income included in Other income, net	(381)	(255)	($29)	(84)
Net periodic benefit income included in Loss before income taxes	($379)	($253)	($29)	($83)

	Nine months ended September 30		Three months ended September 30
Other Postretirement Plans	2021	2020	2021	2020
Service cost	$66	$65	$22	$22
Interest cost	68	107	23	35
Expected return on plan assets	(6)	(6)	(3)	(1)
Amortization of prior service credits	(26)	(29)	(9)	(12)
Recognized net actuarial gain	(52)	(33)	(17)	(10)
Settlement charge		(2)		(2)
Net periodic benefit cost	$50	$102	$16	$32

Net periodic benefit cost included in Earnings/(loss) from operations	$66	$67	$22	$23
Net periodic benefit (income)/cost included in Other income, net	(16)	37	(6)	10
Net periodic benefit cost included in Loss before income taxes	$50	$104	$16	$33
In the third quarter of 2021, we recorded a $151 settlement charge in Other income, net and remeasured assets and benefit obligations related to one of the Company’s pension plans. The remeasurement resulted in a net actuarial gain of $1,642, which is included in Other comprehensive income. The $1,642 reflects a gain of $923 primarily driven by an increase in the discount rate from approximately 2.6% at

December 31, 2020 to approximately 2.8% as of the remeasurement date, as well as a gain of $719 primarily driven by asset returns in excess of expected returns.
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

Note 14 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the nine and three months ended September 30, 2021 and 2020 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2020	($128)	$1	($84)	($15,942)		($16,153)
Other comprehensive income/(loss) before reclassifications	15		(107)	(52)		(144)
Amounts reclassified from AOCI			20	498	(2)	518
Net current period Other comprehensive income/(loss)	15		(87)	446		374
Balance at September 30, 2020	($113)	$1	($171)	($15,496)		($15,779)

Balance at January 1, 2021	($30)	$1	($43)	($17,061)		($17,133)
Other comprehensive (loss)/income before reclassifications	(63)		64	1,553	(3)	1,554
Amounts reclassified from AOCI			(6)	767	(2)	761
Net current period Other comprehensive (loss)/income	(63)		58	2,320		2,315
Balance at September 30, 2021	($93)	$1	$15	($14,741)		($14,818)

Balance at June 30, 2020	($161)	$1	($258)	($15,607)		($16,025)
Other comprehensive income/(loss) before reclassifications	48		79	(40)		87
Amounts reclassified from AOCI			8	151	(2)	159
Net current period Other comprehensive income	48		87	111		246
Balance at September 30, 2020	($113)	$1	($171)	($15,496)		($15,779)

Balance at June 30, 2021	($52)	$1	$20	($16,630)		($16,661)
Other comprehensive (loss)/income before reclassifications	(41)		(1)	1,543	(3)	1,501
Amounts reclassified from AOCI			(4)	346	(2)	342
Net current period Other comprehensive (loss)/income	(41)		(5)	1,889		1,843
Balance at September 30, 2021	($93)	$1	$15	($14,741)		($14,818)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the nine and three months ended September 30, 2020 $562 and $172 (net of tax of ($179) and ($76)) and nine and three months ended September 30, 2021 totaling $690 and $227 (net of tax of ($182) and ($60)). These are included in the net periodic pension cost.
(3)    Primarily relates to remeasurement of assets and benefit obligations related to the Company's pension plans resulting in an actuarial gain for the nine and three months ended September 30, 2021 of $1,551 and $1,544 (net of tax of ($106) and ($104)). See Note 12.

Note 15 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, commodity swaps and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2031. We use commodity derivatives, such as fixed-price purchase commitments and swaps to hedge against potentially unfavorable price changes for items used in production. Our commodity contracts hedge forecasted transactions through 2029.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2021	December 31 2020	September 30 2021	December 31 2020	September 30 2021	December 31 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,581	$2,594	$24	$81	($50)	($24)
Commodity contracts	586	404	116	4	(11)	(43)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	550	769	8	22	(2)	(16)
Commodity contracts	974	904	10		(24)	(17)
Total derivatives	$4,691	$4,671	$158	$107	($87)	($100)
Netting arrangements			(51)	(31)	51	31
Net recorded balance			$107	$76	($36)	($69)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($49)	($58)	($43)	$54
Commodity contracts	113	(49)	42	25

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Foreign exchange contracts
Revenues		($2)		($1)
Costs and expenses	$8	(12)	$5	(6)
General and administrative	9	(5)
Commodity contracts
Costs and expenses	(13)	(6)		(3)
General and administrative expense	4	(1)	1
Gains related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the nine and three months ended September 30, 2021 and 2020.
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $20 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange and commodity contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at September 30, 2021 was $9. At September 30, 2021, there was no collateral posted related to our derivatives.

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

	September 30, 2021			December 31, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,551	$1,551		$2,230	$2,230
Available-for-sale debt investments:
Commercial paper	266		$266	149		$149
Corporate notes	230		230	333		333
U.S. government agencies	1		1	114		114
Other equity investments	11	11		54	54
Derivatives	107		107	76		76
Total assets	$2,166	$1,562	$604	$2,956	$2,284	$672
Liabilities
Derivatives	($36)		($36)	($69)		($69)
Total liabilities	($36)		($36)	($69)		($69)
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
Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2021				2020
	Total	Level 2	Level 3	Total Losses	Total	Level 2	Level 3	Total Losses
Customer financing assets	$17		$17	($12)	$100		$100	($22)
Investments	—			(8)	51		51	(62)
Property, plant and equipment	103	$103		(45)	81		81	(75)
Other Assets and Acquired intangible assets	—			(7)	199		199	(158)
Total	$120	$103	$17	($72)	$431	—	$431	($317)
Level 3 Investments, Property, plant and equipment, Other Assets and Acquired Intangibles were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. Level 2 Property, plant and equipment were valued based on a third party valuation using a combination of income and market approaches that considered estimates of net operating income, capitalization rates and adjusted for as-is condition. The fair value of the impaired customer financing assets is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the year ended September 30, 2021, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Customer financing assets	$17	Market approach	Aircraft value publications	$16 - $24(1) Median $19
			Aircraft condition adjustments	($5) - $3(2) Net ($2)
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2021
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$414	$493		$493
Liabilities
Debt, excluding finance lease obligations	(62,238)	(70,107)		(70,107)

	December 31, 2020
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$420	$488		$488
Liabilities
Debt, excluding finance lease obligations	(63,380)	(72,357)		(72,342)	($15)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2021 and December 31, 2020. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
BCA revenues by customer location consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Revenue from contracts with customers:
Europe	$2,776	$3,595	$1,223	$1,293
Asia	1,958	1,964	186	500
Middle East	719	556	206
Other	1,219	465	220	12
Total non-U.S. revenues	6,672	6,580	1,835	1,805
United States	8,012	5,190	2,594	1,633
Estimated potential concessions and other considerations to 737 MAX customers, net	1	(370)	(7)	151
Total revenues from contracts with customers	14,685	11,400	4,422	3,589
Intersegment revenues eliminated on consolidation	58	34	37	7
Total segment revenues	$14,743	$11,434	$4,459	$3,596

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	100%	100%	99%	100%
BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Revenue from contracts with customers:
U.S. customers	$15,464	$14,465	$4,833	$5,312
Non U.S. customers(1)	5,214	5,013	1,784	1,536
Total segment revenue from contracts with customers	$20,678	$19,478	$6,617	$6,848

Revenue recognized over time	99%	99%	99%	99%

Revenue recognized on fixed-price contracts	68%	68%	67%	69%

Revenue from the U.S. government(1)	89%	89%	89%	90%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Revenue from contracts with customers:
Commercial	$5,392	$5,382	$1,961	$1,488
Government	6,465	6,241	2,193	2,142
Total revenues from contracts with customers	11,857	11,623	4,154	3,630
Intersegment revenues eliminated on consolidation	180	187	67	64
Total segment revenues	$12,037	$11,810	$4,221	$3,694

Revenue recognized at a point in time	45%	47%	46%	42%

Revenue recognized on fixed-price contracts	87%	88%	87%	87%

Revenue from the U.S. government(1)	41%	41%	40%	45%
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
Our backlog at September 30, 2021 was $367,108. We expect approximately 25% to be converted to revenue through 2022 and approximately 78% through 2025, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue due to the 737 MAX grounding in non-U.S. jurisdictions, 787 production issues and associated rework, timing of entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10, and COVID-19 impacts.

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

	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Share-based plans	($171)	($80)	($29)	($37)
Deferred compensation	(86)	34	8	(39)
Amortization of previously capitalized interest	(66)	(69)	(22)	(19)
Research and development expense, net	(144)	(160)	(59)	(44)
Eliminations and other unallocated items	(565)	(690)	(268)	(175)
Unallocated items, eliminations and other	($1,032)	($965)	($370)	($314)

Pension FAS/CAS service cost adjustment	$576	$773	$192	$260
Postretirement FAS/CAS service cost adjustment	232	282	78	93
FAS/CAS service cost adjustment	$808	$1,055	$270	$353
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
Assets
Segment assets are summarized in the table below:

	September 30 2021	December 31 2020
Commercial Airplanes	$78,906	$77,973
Defense, Space & Security	15,748	14,256
Global Services	16,839	17,399
Boeing Capital	1,797	1,978
Unallocated items, eliminations and other	33,556	40,530
Total	$146,846	$152,136
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
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2021, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 27, 2021

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
The global outbreak of COVID-19, 787 production issues and associated rework, and the residual impacts of the 737 MAX grounding in 2019 continue to have significant adverse impacts on our business and are expected to continue to negatively impact revenue, earnings and operating cash flow in future quarters. They are also having a significant impact on our liquidity - see Liquidity Matters in Note 1 to our Condensed Consolidated Financial Statements for a further discussion of liquidity and additional actions we are taking in response to these challenges.
The COVID-19 pandemic has caused an unprecedented shock to demand for commercial air travel, creating a tremendous challenge for our customers, our business and the entire commercial aerospace manufacturing and services sectors. The latest International Air Transport Association (IATA) forecast projects recovery of passenger traffic in 2021 to approximately 40% of 2019 levels, as international markets see continued reopening challenges. Additionally, global economic activity is improving, but continues to be impacted by COVID-19, and governments continue to severely restrict travel to contain the spread of the virus. While recovery is accelerating, we continue to expect that that it will remain uneven as travel restrictions and varying regional travel protocols continue to impact air travel.
Generally, we expect domestic travel to recover faster than international travel. As a result, we expect the narrow-body market to recover faster than the wide-body market. Also, the pace of the commercial market recovery will be heavily dependent on COVID-19 infection rates, vaccination rates, and government travel and other restrictions on trade and commercial activity. Demand for dedicated freighters continues to be strong, underpinned by a strong recovery in global trade and overall air cargo growth. Overall cargo capacity remains challenged given the large impact that COVID-19 has had on international passenger operations, which also carry cargo.
Airline financial performance, which also plays a role in the demand for new capacity, has been adversely impacted by the COVID-19 pandemic. According to IATA, net losses for the airline industry were $138 billion in 2020 and are expected to be approximately $52 billion in 2021. Our customers are taking actions to combat the effects of the COVID-19 pandemic on the market by preserving liquidity. This comes in many forms such as deferrals of advances and other payments to suppliers, deferrals of deliveries, reduced spending on services, and, in some cases, cancellation of orders. While the outlook is improving and we have seen an increase in new orders in 2021, we continue to face a challenging environment in the near to medium term as airlines have adjusted to reduced traffic which in turn has resulted in lower demand for commercial aerospace products and services. The current environment is also affecting the financial viability of some airlines.
We continue to expect commercial air travel to return to 2019 levels in 2023 to 2024. We expect it will take a few years beyond that for the industry to return to long-term trend growth. To balance the supply and demand given the COVID-19 shock and to preserve our long-term potential and competitiveness, we have reduced the production rates of several of our Commercial Airplanes (BCA) programs. These rate decisions are based on our ongoing assessments of the demand environment and availability of aircraft financing. There is significant uncertainty with respect to when commercial air traffic levels will recover, and whether, and at what point, capacity will return to and/or exceed pre-COVID-19 levels. During the fourth quarter of 2020, we made adjustments to our estimates regarding timing of 777X entry into service. We now anticipate that the first 777X delivery will occur in late 2023. We will closely monitor the key factors that affect backlog and future demand for each of our commercial aircraft programs, including customers’ evolving fleet plans, the wide-body replacement cycle and the cargo market. We will maintain a disciplined rate management process, and make adjustments as appropriate in the future. Notwithstanding the changes we have made to production rates, risk remains that further reductions will be required. Additionally, if we are unable to make timely deliveries of the large number of aircraft in inventory as of September 30, 2021, future revenues, earnings and cash flows will be adversely impacted.

Deliveries and production have also been impacted by production issues and associated rework. For example, deliveries of the 787 are currently paused and the production rate has been reduced while we focus on inspections and rework and continue to engage in detailed discussions with the Federal Aviation Administration (FAA) regarding required actions for resuming deliveries. Risk remains that these issues may continue to impact the timing of delivery of airplanes in inventory and/or our ability to achieve planned production rates. Revenues, earnings, and cash flows will continue to be impacted until we are able to resume timely deliveries.
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization, and improved airline services driven by liberalization of air traffic rights between countries. The shock from COVID-19 has reduced the near to medium term demand, but our Commercial Market Outlook forecast projects a 4% growth rate for passenger and cargo traffic over a 20 year period. Based on long-term global economic growth projections of 2.7% average annual GDP growth, we project demand for approximately 43,610 new airplanes over the next 20 years. The industry remains vulnerable to exogenous developments including fuel price spikes, credit market shocks, acts of terrorism, natural disasters, conflicts, epidemics, pandemics and increased global environmental regulations.
The Continuing Resolution (CR), enacted by U.S. Congress on September 30, 2021, continues federal funding at FY21 appropriated levels through December 3, 2021. Congress and the President must enact either full-year FY22 appropriations bills or an additional CR to fund government departments and agencies beyond December 3, 2021 or a government shutdown could result, which may impact the Company’s operations.
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
We have implemented procedures to promote employee safety in our facilities, including more frequent and enhanced cleaning and adjusted schedules and work flows to support physical distancing. These actions have resulted, and will continue to result, in increased operating costs. In addition, a number of our suppliers have suspended or otherwise reduced their operations, and we are experiencing some supply chain shortages. Our suppliers are also experiencing liquidity pressures and disruptions to their operations as a result of COVID-19. We continue to monitor the health and stability of the supply chain as we ramp up production. We also continue to have large numbers of employees working from home. These measures and disruptions have reduced overall productivity and adversely impacted our financial position, results of operations, and cash flows. We expect further adverse impacts in future quarters.

On September 9, 2021, President Biden signed an Executive Order mandating vaccinations for the federal workforce and federal contractors. On September 24, 2021, the Administration released implementation guidelines, which require that all federal contractors and other workers at federal contractor workplaces either be fully vaccinated or have an approved reasonable accommodation for disability or sincerely held religious belief, and requirements to follow CDC guidance at contractor workplaces. Boeing is requiring our U.S.-based workers to be fully vaccinated or have an approved reasonable accommodation by December 8, 2021. We will be monitoring these requirements and their implementation for any potential impacts to our operations.
In July 2020, we announced business transformation efforts to assess our business across five key pillars: infrastructure, overhead and organization, portfolio and investments, supply chain health and operational excellence. We continue to make progress across all five key pillars as we utilize a lower production rate environment to transform and improve our business processes. Within the infrastructure pillar we are assessing our overall facility requirements in light of reduced demand in our commercial businesses and remote and virtual work opportunities for large numbers of our workforce. The consolidation of the 787 production in South Carolina during the first quarter of 2021 is an example of this. We also anticipate a reduction of approximately 30% in office space needs compared to our pre-COVID capacity. During 2020 and 2021, we have made certain reductions to our footprint and are planning to implement further reductions in 2021 and over the next few years. However, as we consolidate our footprint, terminate leases and dispose of properties, we may incur near term adverse impacts to earnings. The overhead and organization pillar is focused on our cost structure and how we are organized so we can right size our workforce and simplify and reduce management layers and bureaucracy. We have recorded severance costs for approximately 19,000 employees. The portfolio and investments pillar includes aligning our portfolio and investments to focus on our core business and the changes in market conditions. Through our portfolio and investment prioritization, we are reducing research and development and capital expenditures. The supply chain pillar is focused on supply chain health and stability, reducing indirect procurement spend and streamlining our transportation, logistics and warehousing approach. We are reducing indirect spend by reducing expenditures in areas such as freight and logistics, purchased services and others. The operational excellence pillar is focused on improving performance, enhancing quality and reducing rework. For example, our information technology teams are evaluating opportunities to form or expand strategic partnerships with vendors that allow us to simplify and optimize our operations, and reduce overall costs. These activities are not intended to constrain our capacity, but rather to enable the Company to emerge stronger and be more resilient when the market recovers. We expect that successful execution of these measures will improve near term liquidity and long term cost competitiveness.

Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Revenues	$47,493	$42,854	$15,278	$14,139

GAAP
Earnings/(loss) from operations	$1,269	($4,718)	$329	($401)
Operating margins	2.7%	(11.0)%	2.2%	(2.8)%
Effective income tax rate	62.2%	40.1%	57.4%	49.6%
Net loss attributable to Boeing Shareholders	($59)	($3,453)	($109)	($449)
Diluted loss per share	($0.10)	($6.10)	($0.19)	($0.79)

Non-GAAP (1)
Core operating earnings/(loss)	$461	($5,773)	$59	($754)
Core operating margins	1.0%	(13.5)%	0.4%	(5.3)%
Core loss per share	($1.72)	($7.88)	($0.60)	($1.39)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 57-59 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Commercial Airplanes	$14,743	$11,434	$4,459	$3,596
Defense, Space & Security	20,678	19,478	6,617	6,848
Global Services	12,037	11,810	4,221	3,694
Boeing Capital	209	205	71	71
Unallocated items, eliminations and other	(174)	(73)	(90)	(70)
Total	$47,493	$42,854	$15,278	$14,139
Revenues for the nine months ended September 30, 2021 increased by $4,639 million compared with the same period in 2020 driven by higher revenues at BCA, BDS, and BGS. BCA revenues increased by $3,309 million primarily driven by higher 737 MAX deliveries due to recertification and return to service in many jurisdictions and $370 million of charges for 737 MAX customer considerations in 2020, partially offset by lower 787 deliveries. BDS revenues increased by $1,200 million primarily from higher revenue on the KC-46A Tanker program and the absence of charges related to the KC-46A Tanker program in 2021. BGS revenues increased by $227 million primarily due to higher commercial services and government services volume. While commercial services volume is beginning to recover, it remains below pre-pandemic levels.
Revenues for the three months ended September 30, 2021 increased by $1,139 million driven by higher revenues at BCA and BGS, partially offset by lower revenues at BDS. BCA revenues increased by $863 million primarily driven by higher 737 MAX deliveries due to recertification and return to service in many jurisdictions, partially offset by lower 787 deliveries. BDS revenues decreased by $231 million primarily due to changes on Commercial Crew in 2021 and net lower volume. BGS revenues increased by $527 million primarily due to higher commercial services volume.
Revenues will continue to be significantly impacted until deliveries ramp up and the commercial airline industry recovers from the impacts of COVID-19.
Earnings/(Loss) From Operations
The following table summarizes Earnings/(loss) from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Commercial Airplanes	($2,021)	($6,199)	($693)	($1,369)
Defense, Space & Security	1,799	1,037	436	628
Global Services	1,616	307	644	271
Boeing Capital	99	47	42	30
Segment operating earnings/(loss)	1,493	(4,808)	429	(440)
Pension FAS/CAS service cost adjustment	576	773	192	260
Postretirement FAS/CAS service cost adjustment	232	282	78	93
Unallocated items, eliminations and other	(1,032)	(965)	(370)	(314)
Earnings/(loss) from operations (GAAP)	$1,269	($4,718)	$329	($401)
FAS/CAS service cost adjustment *	(808)	(1,055)	(270)	(353)
Core operating earnings/(loss) (Non-GAAP) **	$461	($5,773)	$59	($754)
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating earnings/(loss) is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 57-59.
Earnings from operations for the nine months ended September 30, 2021 were $1,269 million, compared with a loss of $4,718 million during the same period in 2020. BCA loss from operations decreased by $4,178 million due to higher 737 MAX deliveries, lower period expense, lower 737 MAX customer considerations and lower research and development spending, partially offset by lower 787 deliveries. BDS earnings from operations increased by $762 million largely due to the absence of charges related to the KC-46A Tanker program in 2021.The increase was partially offset by a $185 million increase to the reach-forward loss on Commercial Crew in the third quarter of 2021 driven by the second uncrewed Orbital Flight Test now anticipated in 2022 and the latest assessment of remaining work, and higher charges in 2021 on VC-25B. BGS earnings from operations increased by $1,309 million primarily due to charges incurred in the second quarter of 2020 as a result of the COVID-19 pandemic, higher commercial services volume and severance costs of $130 million in 2020. Charges in the second quarter of 2020 included $370 million for higher expected credit losses primarily driven by customer liquidity issues, $237 million of inventory write-downs and $153 million of related impairments of distribution rights primarily driven by airlines' decisions to retire certain aircraft, $99 million of contract termination and facility impairments charges.
Earnings from operations for the three months ended September 30, 2021 were $329 million, compared with a loss of $401 million during the same period in 2020. BCA loss from operations decreased by $676 million due to higher 737 MAX deliveries, lower period expense, partially offset by favorable 737 MAX customer considerations in 2020 and lower 787 deliveries. BDS earnings from operations decreased by $192 million, primarily due to the $185 million charge on Commercial Crew. BGS earnings from operations increased by $373 million, primarily due to higher commercial services volume and severance charges incurred in 2020.

Lower commercial airplane deliveries and the COVID-19 pandemic will continue to have a significant adverse impact on future earnings and margins until deliveries ramp up and return to historical levels.
Core operating earnings for the nine and three months ended September 30, 2021 were $461 million and $59 million, compared with core operating losses of $5,773 million and $754 million during the same periods in 2020, primarily due to earnings and losses from operations at BCA, BDS and BGS as described above.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Share-based plans	($171)	($80)	($29)	($37)
Deferred compensation	(86)	34	8	(39)
Amortization of previously capitalized interest	(66)	(69)	(22)	(19)
Research and development expense, net	(144)	(160)	(59)	(44)
Eliminations and other unallocated items	(565)	(690)	(268)	(175)
Unallocated items, eliminations and other	($1,032)	($965)	($370)	($314)
Share-based plans expense for the nine and three months ended September 30, 2021 increased by $91 million and decreased by $8 million compared with the same periods in 2020. The higher expense during the nine months ended September 30, 2021 was primarily related to a one-time stock grant of Restricted Stock Units to most employees in December 2020. This grant was in lieu of a 2021 salary merit increase.
Deferred compensation expense was $86 million for the nine months ended September 30, 2021 compared with income of $34 million in the same period in 2020. Deferred compensation was income of $8 million for the three months ended September 30, 2021 compared with expense of $39 million in the same period in 2020. Changes in deferred compensation were primarily driven by broad market conditions and changes in our stock price.
Unallocated research and development expense for the nine and three months ended September 30, 2021 were relatively consistent with the same periods in 2020 and primarily related to enterprise investments in product development.
Eliminations and other unallocated items for the nine months ended September 30, 2021 decreased by $125 million compared with the same period in 2020 primarily due to higher income on operating investments in 2021. Eliminations and other unallocated items for the three months ended September 30, 2021 increased by $93 million compared with the same period in 2020 primarily due to the timing of expense allocations, partially offset by higher income on operating investments in 2021.

Net periodic pension benefit costs included in Earnings/(loss) from operations were as follows:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
Pension Plans	2021	2020	2021	2020
Allocated to business segments	($578)	($775)	($192)	($261)
Pension FAS/CAS service cost adjustment	576	773	192	260
Net periodic benefit cost included in Earnings/(loss) from operations	($2)	($2)	$—	($1)
The pension FAS/CAS service cost adjustment recognized in Earnings/(loss) from operations during the nine and three months ended September 30, 2021 decreased by $197 million and $68 million compared with the same periods in the prior year, due to reductions in allocated pension cost year over year. The net periodic benefit cost included in Earnings/(loss) from operations during 2021 and 2020 reflects the fact that nonunion and the majority of union employees have transitioned to company funded defined contribution retirement savings plans and do not generate ongoing Financial Accounting Standards (FAS) service costs.
For discussion related to Postretirement Plans, see Note 12 to our Condensed Consolidated Financial Statements.
Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Earnings/(loss) from operations	$1,269	($4,718)	$329	($401)
Other income, net	419	325	30	119
Interest and debt expense	(2,021)	(1,458)	(669)	(643)
Loss before income taxes	(333)	(5,851)	(310)	(925)
Income tax benefit	207	2,349	178	459
Net loss from continuing operations	(126)	(3,502)	(132)	(466)
Less: Net loss attributable to noncontrolling interest	(67)	(49)	(23)	(17)
Net loss attributable to Boeing Shareholders	($59)	($3,453)	($109)	($449)
Other income, net increased by $94 million and decreased by $89 million during the nine and three months ended September 30, 2021 compared with the same periods in the prior year, primarily due to changes in non-operating pension income. Non-operating pension income increased $126 million during the nine months ended September 30, 2021 compared with the same period in 2020 primarily due to lower interest cost and higher expected return on plan assets, partially offset by higher settlement charges and higher amortization of net actuarial losses. Non-operating pension income decreased $55 million during the three months ended September 30, 2021 compared with the same period in 2020 primarily due to higher settlement charges and higher amortization of actuarial losses, partially offset by lower interest cost and higher expected return on plan assets. Non-operating postretirement income was $16 million and $6 million during the nine and three months ended September 30, 2021 compared with $37 million and $10 million of expense during the same periods in 2020.
Interest and debt expense for the nine and three months ended September 30, 2021 was higher compared with the same periods in the prior year primarily as a result of higher debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2021	2020	Change	2021	2020	Change
Cost of sales	$41,962	$42,851	($889)	$13,566	$13,105	$461
Cost of sales as a % of Revenues	88.4%	100.0%	(11.6)%	88.8%	92.7%	(3.9)%
Cost of sales for the nine months ended September 30, 2021 decreased by $889 million, or 2% compared with the same period in 2020, primarily due to higher period expense at BCA and BGS in 2020 and charges recorded at BDS in 2020 on the KC-46A Tanker program, partially offset by higher revenues in 2021. Cost of sales for the three months ended September 30, 2021 increased by $461 million, or 4% compared with the same period in 2020, primarily due to higher BCA and BGS revenues in 2021, partially offset by lower period expenses at BCA. Cost of sales as a percentage of Revenues decreased during the nine months ended September 30, 2021 compared with the same period in 2020 primarily due to higher period expense at BCA and BGS in 2020, higher revenues in 2021 and KC-46A Tanker charges recorded at BDS in 2020. Cost of sales as a percentage of Revenues decreased during the three months ended September 30, 2021 compared with the same period in 2020 primarily due to higher revenues at BCA and BGS in 2021.
Research and Development
The following table summarizes our Research and development expense:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Commercial Airplanes	$817	$1,107	$293	$321
Defense, Space & Security	530	494	193	164
Global Services	80	110	30	45
Other	144	160	59	44
Total	$1,571	$1,871	$575	$574
Research and development expense decreased by $300 million during the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to lower spending on the 777X program and lower BCA and enterprise investments in product development. Research and development expense during the three months ended September 30, 2021 was consistent with the same period in 2020.

Backlog

(Dollars in millions)	September 30 2021	December 31 2020
Commercial Airplanes	$289,644	$281,588
Defense, Space & Security	58,435	60,847
Global Services	18,781	20,632
Unallocated items, eliminations and other	248	337
Total Backlog	$367,108	$363,404

Contractual backlog	$348,193	$339,309
Unobligated backlog	18,915	24,095
Total Backlog	$367,108	$363,404
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. The increase during the nine months ended September 30, 2021 was primarily due to orders in excess of deliveries, changes in price escalation, and changes in orders that in our assessment do not meet the accounting requirements of Accounting Standards Codification (ASC) 606 for inclusion in backlog, partially offset by cancellations. During 2021, we have had higher ASC 606 adjustments of 787 orders as a result of delivery delays related to the inspections and rework. If 737 MAX aircraft remain grounded in certain jurisdictions for an extended period of time, 787 aircraft deliveries continue to be paused, and/or if entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may continue to experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result of the COVID-19 pandemic and associated impacts on demand.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease during the nine months ended September 30, 2021 was primarily due to reclassifications to contractual backlog related to BDS and BGS contracts, partially offset by contract awards.
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
Beginning in June 2018, the U.S. Government has imposed tariffs on steel and aluminum imports. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. In May 2019, the U.S. Government, Mexico and Canada reached an agreement to end the steel and aluminum tariffs between these countries. Implementation of the U.S./

Mexico/Canada Free Trade Agreement (USMCA) will also result in lower tariffs. We continue to monitor the potential for any extra costs that may result from the remaining global tariffs.
The current status of U.S.-Russia relations is creating an adverse climate for our business. The U.S. Government continues to impose and/or consider imposing sanctions on certain businesses and individuals in Russia. We continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. Government and any responses from Russia that could directly affect our supply chain, business partners or customers. We also continue to support the 737 MAX return to service in Russia.
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
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Revenues	$14,743	$11,434	$4,459	$3,596
Loss from operations	($2,021)	($6,199)	($693)	($1,369)
Operating margins	(13.7)%	(54.2)%	(15.5)%	(38.1)%
Revenues
BCA revenues increased by $3,309 million for the nine months ended September 30, 2021 compared with the same period in 2020 primarily driven by higher 737 MAX deliveries due to recertification and return to service in many jurisdictions, partially offset by lower 787 deliveries. Revenue was also lower in the prior year period due to $370 million of 737 MAX customer considerations.
BCA revenues increased by $863 million for the three months ended September 30, 2021 compared with the same period in 2020 primarily driven by higher 737 MAX deliveries due to recertification and return to service in many jurisdictions, partially offset by lower 787 deliveries.
While we resumed deliveries of 737 MAX aircraft in December 2020, the 737 MAX grounding is still in effect in certain non-U.S. jurisdictions and 787 deliveries are currently paused. Revenues will continue to be significantly impacted until deliveries ramp up and the commercial airline industry recovers from the impacts of COVID-19.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first nine months of 2021	179	(12)	4	24	(9)	20	14	241
Deliveries during the first nine months of 2020	12	(10)	2	20	(8)	15	49	98
Deliveries during the third quarter of 2021	66	(4)	2	11	(5)	6	0	85
Deliveries during the third quarter of 2020	3	(3)	1	6	(2)	5	13	28
Cumulative deliveries as of 9/30/2021	7,661		1,564	1,230		1,673	1,006
Cumulative deliveries as of 12/31/2020	7,482		1,560	1,206		1,653	992
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $2,021 million for nine months ended September 30, 2021 compared with $6,199 million in the same period in 2020 reflecting higher 737 MAX deliveries, lower period expense, lower 737 MAX customer considerations and lower research and development spending, partially offset by lower 787 deliveries. Period expense for the nine months ended September 30, 2021 included $1,501 million of abnormal production costs related to 737 MAX and $183 million of abnormal production costs related to the 787 program. Period expense for the nine months ended September 30, 2020, included $2,099 million of abnormal production costs related to 737 MAX, $610 million of severance costs, $270 million of abnormal production costs from the temporary suspension of Puget Sound operations in response to COVID-19, and a $336 million charge related to 737NG frame fitting component repair costs.
BCA loss from operations was $693 million for three months ended September 30, 2021 compared with $1,369 million in the same period in 2020 reflecting higher 737 MAX deliveries, lower period expense, partially offset by favorable 737 MAX customer considerations in 2020 and lower 787 deliveries. Period expense for the three months ended September 30, 2021 included $418 million of abnormal production costs related to 737 MAX and $183 million of abnormal production costs related to the 787 program. Period expense for the three months ended September 30, 2020, included $590 million of abnormal production costs related to 737 MAX and $142 million of severance costs.
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
BCA total backlog increased from $281,588 million as of December 31, 2020 to $289,644 million at September 30, 2021 reflecting new orders in excess of deliveries, changes in projected price escalation and changes in orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog, partially offset by aircraft order cancellations. Aircraft order cancellations during the nine months ended September 30, 2021 totaled $25,376 million and primarily relate to 737 MAX and 787 aircraft. ASC 606 adjustments for the nine months ended September 30, 2021 resulted in an increase to backlog of $3,846 million primarily due to 777X aircraft, partially offset by 737 MAX and 787 aircraft. The ASC 606 adjustments include aircraft orders where a customer controlled contingency now exists, as well as orders where we can no longer assert that the customer is committed to perform or that it is probable that the customer will pay the full amount of consideration when it is due. If 737 MAX aircraft remain grounded in certain jurisdictions for an extended period of time, 787 aircraft deliveries continue to be paused, and/or if entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may continue to experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result the COVID-19 pandemic and associated impacts on demand.
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

	Program
As of 9/30/2021	737	747	767	777	777X	787	†
Program accounting quantities	10,400	1,574	1,243	1,740	350	1,500
Undelivered units under firm orders	3,334	9	97	57	253	413	(13)
Cumulative firm orders	10,995	1,573	1,327	1,730	253	1,419

As of 12/31/2020	737	747	767	777	777X	787	†
Program accounting quantities	10,000	1,574	1,207	1,700	350	1,500
Undelivered units under firm orders	3,282	8	75	41	191	458	(22)
Cumulative firm orders	10,764	1,568	1,281	1,694	191	1,450
†    Aircraft ordered by BCC are identified in parentheses.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 400 during the nine months ended September 30, 2021 due to the program's normal progress of obtaining additional orders and delivering airplanes. We continue to make progress on the certification of the 737 MAX 7 and 737 MAX 10. We currently anticipate the first delivery of 737 MAX 7 in 2022 and the 737 MAX 10 in 2023. See further discussion of the 737 MAX Grounding and COVID-19 Impacts in Note 9 to our Condensed Consolidated Financial Statements.
747 Program We are currently producing at a rate of 0.5 aircraft per month. We will complete production of the 747 in 2022. We believe that ending production of the 747 will not have a material impact on our financial position, results of operations or cash flows.
767 Program The accounting quantity for the 767 program increased by 36 and 12 units during the nine and three months ended September 30, 2021 due to the program's normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes the commercial program and a derivative to support the tanker program. The commercial program has near break-even gross margins. We are currently producing at a rate of 3 aircraft per month.

777 and 777X Programs The accounting quantity for the 777 program increased by 40 units during the three months ended September 30, 2021 due to the program's normal progress of obtaining additional orders and delivering airplanes. There were no changes to the accounting quantity for the 777X program during the nine months ended September 30, 2021. The production rate expectation for the combined 777/777X program remains at 2 per month in 2021.
In 2013, we launched the 777X-8 and 777X-9, which feature new composite wings, new engines and folding wing-tips. The first flight of the 777X was completed during the first quarter of 2020. We continue to anticipate that the first 777X delivery will occur in late 2023. We recorded a $6.5 billion reach-forward loss on the 777X program in the fourth quarter of 2020. We did not record an increase to the reach-forward loss in the first three quarters of 2021.
The 777X fourth quarter 2020 revised schedule and reach-forward loss reflected a number of factors, including an updated assessment of global certification requirements informed by continued discussions with regulators and a management decision in the fourth quarter of 2020 to make modifications to the aircraft’s design, an updated assessment of COVID-19 impacts on market demand, and discussions with our customers with respect to aircraft delivery timing. These factors resulted in adjustments to production rates and the program accounting quantity, increased change incorporation costs, and associated customer and supply chain impacts.
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
787 Program During 2020, we experienced significant reductions in deliveries due to the impacts of COVID-19 on our customers as well as production issues and associated rework. At December 31, 2020, we had approximately 80 787 aircraft in inventory. Deliveries resumed in March 2021 and two aircraft were delivered in the first quarter of 2021. We delivered 12 aircraft in the second quarter prior to deliveries being paused in May 2021. Deliveries remained paused during the third quarter of 2021.
At September 30, 2021 we have approximately 105 aircraft in inventory. We have identified production quality issues, including in our supply chain, which have contributed to the pause in 787 deliveries. In July 2021, we announced that we were reprioritizing production resources to support inspections and rework. We continue to conduct inspections and rework and are engaging in detailed discussions with the FAA regarding required actions for resuming delivery of the 787. We are currently producing at a rate of 2 per month and now expect to continue to produce at this rate until deliveries resume. We have determined that in the current environment a production rate of 2 per month represents an abnormally low production rate, and we have also determined that rework costs are excessive and should also be accounted for as abnormal production costs that are being expensed as incurred. As a result of ongoing rework and lower production rates, we expect to incur approximately $1 billion of abnormal production costs on a cumulative basis. We expect the production rate to return to 5 per month over time after deliveries resume. When deliveries resume, we plan to prioritize delivering aircraft from inventory. We continue to work with customers and suppliers regarding timing of future deliveries and production rate changes. We are also continuing to implement changes in the production process designed to ensure that newly-built airplanes meet our specifications and do not require further inspections. The exact timing of deliveries and future production rates will depend upon ongoing inspections and rework, ongoing customer and supplier engagement, production stability and our activities with the FAA.
During the first quarter of 2021, we consolidated 787 production in South Carolina, in line with our previous assumptions, which did not have a significant financial impact on the program. The 787 program has near break-even gross margins. The production issues and associated rework, as well as the temporary rate reduction and delivery pause, are pressuring gross margins and, as discussed above, are expected to result in further abnormal costs in future quarters that will be expensed as incurred. China is a significant market for the 787 program, and if the program is unable to obtain orders from China in future quarters, we may be required to further adjust production rate assumptions in future periods. If we are required to further reduce the accounting quantity and/or production rates, experience further delivery delays, or experience other factors that result in lower margins, the program could record a reach-forward loss in future periods.
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging, such as the 787 production issues and associated rework. In addition, the introduction of new aircraft and derivatives, such as the 777X and 737 MAX derivatives, involves increased risks associated with meeting development, production and certification schedules. These challenges include increased global regulatory scrutiny of all development aircraft in the wake of the 737 MAX accidents. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors due to changes in the inflation rate or other economic indicators, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, achieving anticipated cost reductions, the addition of regulatory requirements in connection with certification in one or more jurisdictions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier claims or assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Omnibus appropriations acts for fiscal year 2021 (FY21), enacted in December 2020, provided FY21 appropriations for government departments and agencies, including $704 billion for the United States Department of Defense (U.S. DoD), $23 billion for the National Aeronautics and Space Administration (NASA) and $18 billion for the FAA. FY21 appropriations included funding for Boeing’s major programs, such as the F/A-18 Super Hornet, F-15EX, CH-47 Chinook, AH-64 Apache, V-22 Osprey, KC-46A Tanker, P-8 Poseidon and Space Launch System.
In May 2021, the U.S. government released the President’s budget request for fiscal year 2022 (FY22), which included $715 billion in funding for the U.S. DoD, $25 billion in funding for NASA and $19 billion for the FAA. While the President’s budget request for FY22 includes funding for a majority of Boeing’s programs, it did not include funding for F/A-18 Super Hornet, P-8 Poseidon and CH-47F Block II production aircraft. While there is some continued congressional support for F/A-18 and CH-47F Block II production aircraft for FY22, there is ongoing uncertainty with respect to these and other program-level appropriations for FY22 and future fiscal years. These programs also continue to pursue non-U.S. sales opportunities.

The Continuing Resolution (CR), enacted by U.S. Congress on September 30, 2021, continues federal funding at FY21 appropriated levels through December 3, 2021. Congress and the President must enact either full-year FY22 appropriations bills or an additional CR to fund government departments and agencies beyond December 3, 2021 or a government shutdown could result, which may impact the Company’s operations.
Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows.
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Revenues	$20,678	$19,478	$6,617	$6,848
Earnings from operations	$1,799	$1,037	$436	$628
Operating margins	8.7%	5.3%	6.6%	9.2%
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
F/A-18 Models	15	14	4	5
F-15 Models	11	3	3
CH-47 Chinook (New)	12	19	6	4
CH-47 Chinook (Renewed)	5	3	1	2
AH-64 Apache (New)	19	18	4	7
AH-64 Apache (Remanufactured)	42	44	11	12
P-8 Models	11	9	5	3
KC-46 Tanker	7	10	3	4
Total	122	120	37	37

Revenues
BDS revenues for the nine months ended September 30, 2021 increased by $1,200 million compared with the same period in 2020, primarily due to higher revenue on the KC-46A Tanker program due to new orders for 27 aircraft received during the first quarter of 2021, and the absence of charges related to the KC-46A Tanker program in 2021, which reduced revenue in 2020. Cumulative contract catch-up adjustments for the nine months ended September 30, 2021 were $432 million less unfavorable than the comparable period in the prior year due to the absence of Tanker charges.
BDS revenues for the three months ended September 30, 2021 decreased by $231 million compared with the same period in 2020, primarily due higher net unfavorable cumulative contract adjustments of $34 million compared to the prior year period. This was largely to due changes on Commercial Crew during the quarter, discussed below. Net lower volume also contributed to the decrease.
Earnings From Operations
BDS earnings from operations for the nine months ended September 30, 2021 increased by $762 million largely due to the absence of charges related to the KC-46A Tanker program. The first quarter of 2020 included charges of $827 million and $168 million related to KC-46A Tanker and VC-25B. The first quarter of 2021 included an increase to the reach-forward loss on VC-25B of $318 million, which is largely due to COVID-19 impacts and performance issues at a key supplier. The third quarter of 2021 included an increase to the reach-forward loss on Commercial Crew of $185 million driven by the second uncrewed Orbital Flight Test now anticipated in 2022 and the latest assessment of remaining work. As a result, the net unfavorable cumulative contract catch-up adjustments for the nine months ended September 30, 2021 were $707 million lower than the comparable period in the prior year.
BDS earnings from operations for the three months ended September 30, 2021 decreased $192 million compared with the same period in 2020 largely due to higher unfavorable net contract cumulative catch-up adjustments which were $37 million more unfavorable than the prior year period largely due to the $185 million charge on Commercial Crew.
BDS earnings from operations includes equity earnings of $48 million and $11 million for the nine and three months ended September 30, 2021 compared with equity earnings of $45 million and $10 million for the same periods in 2020.
Backlog
BDS backlog decreased from $60,847 million as of December 31, 2020 to $58,435 million at September 30, 2021, primarily due to revenue recognized on contracts awarded in prior periods.
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
Global Services
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Revenues	$12,037	$11,810	$4,221	$3,694
Earnings from operations	$1,616	$307	$644	$271
Operating margins	13.4%	2.6%	15.3%	7.3%
Revenues
BGS revenues for the nine months ended September 30, 2021 increased by $227 million compared with the same period in 2020 primarily due to higher commercial services and government services volume. While commercial services volume is beginning to recover, it remains below pre-pandemic levels. The net favorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2021 were consistent with the comparable period in the prior year. We expect the impacts of the COVID-19 pandemic to continue to have an adverse impact on BGS commercial revenues in future quarters until the commercial airline industry environment recovers.
BGS revenues for the three months ended September 30, 2021 increased by $527 million compared with the same period in 2020 primarily due to higher commercial services volume. While commercial services volume is beginning to recover, it remains below pre-pandemic levels. The net favorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2021 were $54 million lower than the comparable period in the prior year. We expect the impacts of the COVID-19 pandemic to continue to have an adverse impact on BGS commercial revenues in future quarters until the commercial airline industry environment recovers.
Earnings From Operations
BGS earnings from operations for the nine months ended September 30, 2021 increased by $1,309 million compared with the same period in 2020, primarily due to charges incurred in the second quarter of 2020 due to the COVID-19 pandemic, as well as higher commercial services volume. Charges in the second quarter of 2020 included $370 million for higher expected credit losses primarily driven by customer liquidity issues, $237 million of inventory write-downs and $153 million of related impairments of distribution rights primarily driven by airlines' decisions to retire certain aircraft and $99 million of contract termination and facility impairments charges. Additionally, severance costs for the nine months ended September 30, 2020 were $130 million. The net favorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2021 were $4 million lower than the comparable period in the prior year.
BGS earnings from operations for the three months ended September 30, 2021 increased by $373 million compared with the same period in 2020, primarily due to higher commercial services volume, as well as $66 million of severance charges incurred in 2020. The net favorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2021 were $67 million lower than the comparable period in the prior year.
Backlog
BGS backlog decreased from $20,632 million as of December 31, 2020 to $18,781 million at September 30, 2021, primarily due to revenue recognized on contracts awarded in prior years.

Boeing Capital
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Revenues	$209	$205	$71	$71
Earnings from operations	$99	$47	$42	$30
Operating margins	47.4%	22.9%	59.2%	42.3%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the nine months ended September 30, 2021 increased by $4 million compared with the same period in 2020 primarily due to higher gains on re-lease of assets. BCC’s revenues for the three months ended September 30, 2021 were consistent with the same period in 2020.
Earnings From Operations
BCC’s earnings from operations are presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Earnings from operations for the nine months ended September 30, 2021 increased by $52 million compared with the same period in 2020 primarily due to lower asset impairment expense. Earnings from operations for the three months ended September 30, 2021 increased by $12 million compared with the same period in 2020 primarily due to lower provision for losses and lower depreciation expense.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2021	December 31 2020
Customer financing and investment portfolio, net	$1,782	$1,961
Other assets, primarily cash and short-term investments	408	402
Total assets	$2,190	$2,363

Other liabilities, primarily deferred income taxes	$351	$392
Debt, including intercompany loans	1,525	1,640
Equity	314	331
Total liabilities and equity	$2,190	$2,363

Debt-to-equity ratio	4.9-to-1	5-to-1
BCC’s customer financing and investment portfolio at September 30, 2021 decreased $179 million from December 31, 2020 primarily due to note payoffs and portfolio run-off.
BCC enters into certain intercompany transactions with Boeing, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
There are no uncommitted aircraft subject to leases scheduled to be returned off lease in the next 12 months.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2021	2020
Net loss	($126)	($3,502)
Non-cash items	2,942	2,874
Changes in working capital	(6,948)	(13,773)
Net cash used by operating activities	(4,132)	(14,401)
Net cash provided/(used) by investing activities	7,389	(16,823)
Net cash (used)/provided by financing activities	(1,238)	32,274
Effect of exchange rate changes on cash and cash equivalents	(34)	26
Net increase in cash & cash equivalents, including restricted	1,985	1,076
Cash & cash equivalents, including restricted, at beginning of year	7,835	9,571
Cash & cash equivalents, including restricted, at end of period	$9,820	$10,647
Operating Activities Net cash used by operating activities was $4.1 billion during the nine months ended September 30, 2021, compared with $14.4 billion during the same period in 2020. The $10.3 billion year over year improvement is primarily driven by nearly break-even earnings in 2021 and improved working capital. The changes in working capital reflect the significant increase in commercial airplane inventory in 2020 driven by lower deliveries due to the COVID-19 pandemic and the 737 MAX grounding. In 2021, inventories stabilized as the decrease in 737 MAX inventory following the resumption of 737 MAX deliveries was offset by the continued buildup of 787 aircraft caused by production issues and 777X inventory growth Compensation payments to 737 MAX customers totaled $2.0 billion and $1.7 billion during the nine months ended September 30, 2021 and 2020. In the first quarter of 2021, we paid $0.7 billion consistent with the terms of the Deferred Prosecution Agreement between Boeing and the U.S. Department of Justice. Additionally, in the third quarter of 2021, we received income tax refunds of $1.3 billion. Cash provided by Advances and progress billings was $0.8 billion in 2021, as compared with $0.4 billion in 2020. The reduction in 787 deliveries and the residual impacts of the 737 MAX grounding are expected to continue to have a significant negative impact on our operating cash flows during 2021.
Payables to suppliers who elected to participate in supply chain financing programs decreased by $1.0 billion during the nine months ended September 30, 2021 and 2020. The decrease for both periods is primarily due to reductions in commercial purchases from suppliers and timing of payments. Supply chain financing is not material to our overall liquidity.
Investing Activities Cash provided by investing activities was $7.4 billion during the nine months ended September 30, 2021, compared with cash used of $16.8 billion during the same period in 2020, due to net proceeds from investments of $7.8 billion in 2021 compared to net contributions to investments of $16.1 billion in 2020. In the nine months ended September 30, 2021 and 2020, capital expenditures totaled $0.8 billion and $1.0 billion. We expect capital expenditures in 2021 to be lower than in 2020.
Financing Activities Cash used by financing activities was $1.2 billion during the nine months ended September 30, 2021 compared with cash provided of $32.3 billion during the same period in 2020. During the nine months ended September 30, 2021, net repayments were $1.2 billion compared with net borrowings of $33.6 billion in the same period in 2020. The absence of dividends in 2021 reflects the Company’s decision in March 2020 to suspend the declaration or payment of dividends until further notice. For further discussion see Liquidity Matters in Note 1 to our Condensed Consolidated Financial Statements.
As of September 30, 2021 the total debt balance was $62.4 billion, down from $63.6 billion at December 31, 2020. At September 30, 2021, $5.4 billion of debt was classified as short-term. Debt,

including intercompany loans, attributable to BCC totaled $1.5 billion, $0.3 billion of which was classified as short-term.
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
At September 30, 2021, we had $9.8 billion of cash and $10.2 billion of short term investments. At September 30, 2021, we had $14.8 billion of unused borrowing capacity on revolving credit line agreements, of which $3.1 billion was set to expire in October 2021, $3.2 billion expires in October 2022, $5.3 billion expires in March 2023, and $3.2 billion expires in October 2024. In October 2021, we renewed the 364-day facility for $3.1 billion, which now expires in October 2022. This 364-day facility has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At September 30, 2021, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Customer Financing commitments totaled $13.3 billion and $11.5 billion at September 30, 2021 and December 31, 2020. The increase relates to new financing commitments. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $629 million at September 30, 2021. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
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
The Pension FAS/CAS service cost adjustments recognized in Earnings/(loss) from operations were benefits of $576 million and $192 million for the nine and three months ended September 30, 2021, compared with benefits of $773 million and $260 million for the nine and three months ended September 30, 2020. The lower benefits in 2021 were primarily due to reductions in allocated pension cost year over year. The non-operating pension expenses included in Other income, net were benefits of $381 million and $29 million for the nine and three months ended September 30, 2021, compared with benefits of $255 million and $84 million for the nine and three months ended September 30, 2020. The higher benefits for the nine months ended September 30, 2021 were primarily due to lower interest cost and higher expected return on plan assets, partially offset by higher settlement charges and higher amortization of actuarial losses. The lower benefits for the three months ended September 30, 2021 were primarily due to higher settlement charges and higher amortization of actuarial losses, partially offset by lower interest cost and higher expected return on plan assets.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 44 of this Form 10-Q and on page 57 of our 2020 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit costs primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings/(loss), core operating margin and core earnings/(loss) per share with the most directly comparable GAAP financial measures of earnings/(loss) from operations, operating margins and diluted earnings/(loss) per share.

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2021	2020	2021	2020
Revenues	$47,493	$42,854	$15,278	$14,139
Earnings/(loss) from operations, as reported	$1,269	($4,718)	$329	($401)
Operating margins	2.7%	(11.0)%	2.2%	(2.8)%

Pension FAS/CAS service cost adjustment (1)	($576)	($773)	($192)	($260)
Postretirement FAS/CAS service cost adjustment (1)	(232)	(282)	(78)	(93)
FAS/CAS service cost adjustment (1)	($808)	($1,055)	($270)	($353)
Core operating earnings/(loss) (non-GAAP)	$461	($5,773)	$59	($754)
Core operating margins (non-GAAP)	1.0%	(13.5)%	0.4%	(5.3)%

Diluted loss per share, as reported	($0.10)	($6.10)	($0.19)	($0.79)
Pension FAS/CAS service cost adjustment (1)	(0.98)	(1.36)	(0.33)	(0.46)
Postretirement FAS/CAS service cost adjustment (1)	(0.40)	(0.50)	(0.13)	(0.16)
Non-operating pension expense (2)	(0.64)	(0.46)	(0.05)	(0.16)
Non-operating postretirement expense (2)	(0.03)	0.07	(0.01)	0.02
Provision for deferred income taxes on adjustments (3)	0.43	0.47	0.11	0.16
Core loss per share (non-GAAP)	($1.72)	($7.88)	($0.60)	($1.39)

Weighted average diluted shares (in millions)	587.3	566.3	589.0	566.6
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have financial instruments that are subject to interest rate risk, principally fixed- and floating-rate debt obligations, and customer financing assets and liabilities. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt. As of September 30, 2021, we have $4 billion remaining on our two-year delayed draw floating-rate term loan credit agreement. While our two-year delayed draw term loan matures in February 2022, we are planning to repay the remaining $4 billion in the fourth quarter of 2021. An increase or decrease of 100 basis points in interest rates on this floating-rate debt would increase or decrease our pre-tax loss by approximately $10 million in 2021. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes.

There have been no significant changes to our foreign currency exchange rate or commodity price risk since December 31, 2020.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2021 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes that occurred during the third quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended September 30, 2021 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2021 thru 7/31/2021	25,979	$235.59
8/1/2021 thru 8/31/2021	3,421	229.10
9/1/2021 thru 9/30/2021	645	226.24
Total	30,045	$234.65
(1)A total of 30,045 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program or in swap transactions.
(2)On March 21, 2020, the Board of Directors terminated its prior authorization to repurchase shares of the Company's outstanding common stock.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of The Boeing Company, as amended and restated effective August 31, 2021 (Exhibit 3.2 to the Company's Current Report on Form 8-K dated September 1, 2021)

10.1
364-Day Credit Agreement, dated as of October 25, 2021, among The Boeing Company, for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. and JPMorgan Chase Bank N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2021)

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 27, 2021	/s/ Carol J. Hibbard
(Date)	Carol J. Hibbard
Senior Vice President and Controller