Form 10-Q
period 2022-03-31
BOEING CO
filed 2022-04-27
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 20, 2022, there were 591,635,833 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2022

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2022	2021
Sales of products	$11,427	$12,518
Sales of services	2,564	2,699
Total revenues	13,991	15,217

Cost of products	(11,412)	(11,632)
Cost of services	(2,226)	(2,167)
Boeing Capital interest expense	(7)	(9)
Total costs and expenses	(13,645)	(13,808)
	346	1,409
(Loss)/income from operating investments, net	(20)	37
General and administrative expense	(863)	(1,032)
Research and development expense, net	(633)	(499)
Gain on dispositions, net	1	2
Loss from operations	(1,169)	(83)
Other income, net	181	190
Interest and debt expense	(630)	(679)
Loss before income taxes	(1,618)	(572)
Income tax benefit	376	11
Net loss	(1,242)	(561)
Less: net loss attributable to noncontrolling interest	(23)	(24)
Net loss attributable to Boeing Shareholders	($1,219)	($537)

Basic loss per share	($2.06)	($0.92)

Diluted loss per share	($2.06)	($0.92)

Weighted average diluted shares (millions)	591.7	585.4
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2022	2021
Net loss	($1,242)	($561)
Other comprehensive income, net of tax:
Currency translation adjustments	24	(36)
Unrealized gain on derivative instruments:
Unrealized gain arising during period, net of tax of ($28) and ($3)	94	11
Reclassification adjustment for losses/(gains) included in net loss, net of tax of ($9) and $0	35	(2)
Total unrealized gain on derivative instruments, net of tax	129	9
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $6 and $6	(23)	(23)
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($40) and ($65)	159	228
Settlements included in net loss, net of tax of $0 and $0		1
Pension and postretirement cost related to our equity method investments, net of tax of $0 and ($1)		2
Total defined benefit pension plans and other postretirement benefits, net of tax	136	208
Other comprehensive income, net of tax	289	181
Comprehensive loss, net of tax	(953)	(380)
Less: Comprehensive loss related to noncontrolling interest	(23)	(24)
Comprehensive loss attributable to Boeing Shareholders, net of tax	($930)	($356)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2022	December 31 2021
Assets
Cash and cash equivalents	$7,409	$8,052
Short-term and other investments	4,873	8,192
Accounts receivable, net	2,407	2,641
Unbilled receivables, net	8,991	8,620
Current portion of customer financing, net	157	117
Inventories	79,819	78,823
Other current assets, net	2,356	2,221
Total current assets	106,012	108,666
Customer financing, net	1,580	1,695
Property, plant and equipment, net of accumulated depreciation of $20,759 and $20,538	10,755	10,918
Goodwill	8,065	8,068
Acquired intangible assets, net	2,492	2,562
Deferred income taxes	91	77
Investments	992	975
Other assets, net of accumulated amortization of $1,024 and $975	5,814	5,591
Total assets	$135,801	$138,552
Liabilities and equity
Accounts payable	$8,779	$9,261
Accrued liabilities	17,864	18,455
Advances and progress billings	52,458	52,980
Short-term debt and current portion of long-term debt	2,591	1,296
Total current liabilities	81,692	81,992
Deferred income taxes	158	218
Accrued retiree health care	3,471	3,528
Accrued pension plan liability, net	8,719	9,104
Other long-term liabilities	1,879	1,750
Long-term debt	55,150	56,806
Total liabilities	151,069	153,398
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	9,295	9,052
Treasury stock, at cost - 420,886,484 and 423,343,707 shares	(51,573)	(51,861)
Retained earnings	33,189	34,408
Accumulated other comprehensive loss	(11,370)	(11,659)
Total shareholders’ deficit	(15,398)	(14,999)
Noncontrolling interests	130	153
Total equity	(15,268)	(14,846)
Total liabilities and equity	$135,801	$138,552
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2022	2021
Cash flows – operating activities:
Net loss	($1,242)	($561)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items –
Share-based plans expense	203	321
Treasury shares issued for 401(k) contribution	329	306
Depreciation and amortization	486	536
Investment/asset impairment charges, net	72	16
Customer financing valuation adjustments	48
Gain on dispositions, net	(1)	(2)
Other charges and credits, net	175	35
Changes in assets and liabilities –
Accounts receivable	237	(394)
Unbilled receivables	(356)	(790)
Advances and progress billings	(522)	421
Inventories	(1,203)	(680)
Other current assets	140	153
Accounts payable	(369)	(819)
Accrued liabilities	(594)	(1,615)
Income taxes receivable, payable and deferred	(403)	(34)
Other long-term liabilities	96	(84)
Pension and other postretirement plans	(371)	(265)
Customer financing, net	18	46
Other	41	23
Net cash used by operating activities	(3,216)	(3,387)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(349)	(291)
Proceeds from disposals of property, plant and equipment	8	2
Contributions to investments	(1,732)	(9,688)
Proceeds from investments	5,037	12,738
Other	1	3
Net cash provided by investing activities	2,965	2,764
Cash flows – financing activities:
New borrowings	2	9,814
Debt repayments	(396)	(9,847)
Stock options exercised	30	23
Employee taxes on certain share-based payment arrangements	(32)	(38)
Net cash used by financing activities	(396)	(48)
Effect of exchange rate changes on cash and cash equivalents	(3)	(18)
Net decrease in cash & cash equivalents, including restricted	(650)	(689)
Cash & cash equivalents, including restricted, at beginning of year	8,104	7,835
Cash & cash equivalents, including restricted, at end of period	7,454	7,146
Less restricted cash & cash equivalents, included in Investments	45	87
Cash and cash equivalents at end of period	$7,409	$7,059
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended March 31, 2022 and 2021
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2021	$5,061	$7,787	($52,641)	$38,610	($17,133)	$241	($18,075)
Net loss				(537)		(24)	(561)
Other comprehensive income, net of tax of ($63)					181		181
Share-based compensation		321					321
Treasury shares issued for stock options exercised, net		(16)	39				23
Treasury shares issued for other share-based plans, net		(73)	37				(36)
Treasury shares issued for 401(k) contribution		136	170				306
Balance at March 31, 2021	$5,061	$8,155	($52,395)	$38,073	($16,952)	$217	($17,841)

Balance at January 1, 2022	$5,061	$9,052	($51,861)	$34,408	($11,659)	$153	($14,846)
Net loss				(1,219)		(23)	(1,242)
Other comprehensive income, net of tax of ($71)					289		289
Share-based compensation		203					203
Treasury shares issued for stock options exercised, net		(19)	49				30
Treasury shares issued for other share-based plans, net		(67)	36				(31)
Treasury shares issued for 401(k) contribution		126	203				329
Balance at March 31, 2022	$5,061	$9,295	($51,573)	$33,189	($11,370)	$130	($15,268)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2022	2021
Revenues:
Commercial Airplanes	$4,161	$4,269
Defense, Space & Security	5,483	7,185
Global Services	4,314	3,749
Boeing Capital	46	60
Unallocated items, eliminations and other	(13)	(46)
Total revenues	$13,991	$15,217
Earnings/(loss) from operations:
Commercial Airplanes	($859)	($856)
Defense, Space & Security	(929)	405
Global Services	632	441
Boeing Capital	(36)	21
Segment operating (loss)/earnings	(1,192)	11
Unallocated items, eliminations and other	(260)	(364)
FAS/CAS service cost adjustment	283	270
Loss from operations	(1,169)	(83)
Other income, net	181	190
Interest and debt expense	(630)	(679)
Loss before income taxes	(1,618)	(572)
Income tax benefit	376	11
Net loss	(1,242)	(561)
Less: Net loss attributable to noncontrolling interest	(23)	(24)
Net loss attributable to Boeing Shareholders	($1,219)	($537)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2021 Annual Report on Form 10-K.
Liquidity Matters
During the first three months of 2022, net cash used by operating activities was $3.2 billion. Our operating cash flows continue to be impacted by lower commercial airplane deliveries and concessions paid to 737 MAX customers. We expect negative operating cash flows until commercial deliveries ramp up. As a result, our cash and short-term investment balance was $12.3 billion at March 31, 2022, down from $16.2 billion at December 31, 2021, while our debt balance was $57.7 billion at March 31, 2022, down from $58.1 billion at December 31, 2021. Short-term debt and the current portion of long-term debt increased to $2.6 billion at March 31, 2022 from $1.3 billion at December 31, 2021. The current portion of long-term debt includes term notes of $0.9 billion maturing in 2022.
As of March 31, 2022, our unused borrowing capacity on revolving credit agreements is $14.7 billion, unchanged from December 31, 2021. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs. Our borrowing capacity includes $6.3 billion scheduled to expire in October 2022, of which $3.1 billion has a one-year term out option that allows us to extend the maturity of any borrowings one additional year.
Our short-term and long-term credit ratings remained unchanged during the first quarter of 2022. There is risk for future downgrades.
At March 31, 2022 and December 31, 2021, trade payables included $2.1 billion and $2.3 billion payable to suppliers who have elected to participate in supply chain financing programs. We do not believe that future changes in the availability of supply chain financing will have a significant impact on our liquidity.
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
Net cumulative catch-up adjustments to prior periods' revenue and earnings, including certain reach-forward losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2022	2021
(Decrease)/increase to Revenue	($612)	$7
Increase to Loss from operations	($1,130)	($176)
Decrease to Diluted EPS	($1.47)	($0.29)
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2022	2021
Net loss attributable to Boeing Shareholders	($1,219)	($537)
Less: earnings available to participating securities
Net loss available to common shareholders	($1,219)	($537)
Basic
Basic weighted average shares outstanding	591.7	585.4
Less: participating securities(1)	0.3	0.4
Basic weighted average common shares outstanding	591.4	585.0
Diluted
Basic weighted average shares outstanding	591.7	585.4
Dilutive potential common shares(2)
Diluted weighted average shares outstanding	591.7	585.4
Less: participating securities(1)	0.3	0.4
Diluted weighted average common shares outstanding	591.4	585.0
Net loss per share:
Basic	($2.06)	($0.92)
Diluted	(2.06)	(0.92)
(1)Participating securities include certain instruments in our deferred compensation plan.
(2)Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
As a result of incurring a net loss for the three months ended March 31, 2022 and 2021, potential common shares of 3.6 million and 1.7 million were excluded from diluted loss per share because the effect would have been antidilutive. In addition, the following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted loss per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2022	2021
Performance awards	1.6	2.6
Performance-based restricted stock units	0.4	0.7
Restricted stock units	0.4	1.4
Stock options	0.6	0.2
Note 3 – Income Taxes
Our effective tax rates were 23.2% and 1.9% for the three months ended March 31, 2022 and 2021. The 2022 estimated annual effective tax rate reflects the 21% federal tax rate and an increase to the valuation allowance, which is partially offset by research and development tax credits. The 2021 rate also reflected the 21% federal tax rate which was largely offset by discrete tax expenses recorded in the first quarter of 2021 primarily related to an increase in the valuation allowance.

As of December 31, 2021, the Company had recorded valuation allowances of $2,423 primarily for certain federal deferred tax assets, as well as for certain federal and state net operating loss and tax credit carryforwards. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. Based on these methods, deferred tax liabilities are assumed to reverse and generate taxable income over the next 5 to 10 years while deferred tax assets related to pension and other postretirement benefit obligations are assumed to reverse and generate tax deductions over the next 15 to 20 years. The valuation allowance primarily results from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of deferred tax assets.
Federal income tax audits have been settled for all years prior to 2018. The Internal Revenue Service (IRS) began the 2018-2019 federal tax audit in the first quarter of 2021 and added tax year 2020 to the audit in the fourth quarter of 2021. We are also subject to examination in major state and international jurisdictions for the 2008-2020 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 4 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the three months ended March 31, 2022 and 2021 consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Customer financing	Other assets	Total
Balance at January 1, 2021	($444)	($129)	($72)	($17)	($140)	($802)
Changes in estimates	10	(1)	(6)		(42)	(39)
Write-offs	1					1
Balance at March 31, 2021	($433)	($130)	($78)	($17)	($182)	($840)

Balance at January 1, 2022	($390)	($91)	($62)	($18)	($186)	($747)
Changes in estimates	(7)	15	5	(48)	(22)	(57)
Write-offs	6					6
Recoveries	1					1
Balance at March 31, 2022	($390)	($76)	($57)	($66)	($208)	($797)

Note 5 – Inventories
Inventories consisted of the following:

	March 31 2022	December 31 2021
Long-term contracts in progress	$821	$872
Commercial aircraft programs	69,239	68,106
Commercial spare parts, used aircraft, general stock materials and other	9,759	9,845
Total	$79,819	$78,823
Commercial spare parts, used aircraft, general stock materials and other includes capitalized precontract costs of $710 at March 31, 2022 and $648 at December 31, 2021 primarily related to KC-46A Tanker and Commercial Crew. See Note 9.
Commercial Aircraft Programs
The increase in commercial aircraft programs inventory during 2022 reflects a continued buildup of 787 aircraft, as well as growth in 777X inventory. Commercial aircraft programs inventory includes approximately 320 737 MAX aircraft and 115 787 aircraft at March 31, 2022 as compared with 335 737 MAX aircraft and 110 787 aircraft at December 31, 2021.
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
At March 31, 2022 and December 31, 2021, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $1,753 and $1,296 and unamortized tooling and other non-recurring costs of $600 and $617. At March 31, 2022, $2,343 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $10 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At March 31, 2022 and December 31, 2021, commercial aircraft programs inventory included the following amounts related to the 777X program: deferred production costs of $1,091 and $652 and $3,572 and $3,521 of unamortized tooling and other non-recurring costs. In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. We expect that the production pause will result in abnormal production costs that will be period expensed in future periods and continue until 777X-9 production resumes. The 777X program has near break-even margins at March 31, 2022. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued market uncertainty, the impacts of COVID-19 on our production system as well as impacts on our supply chain and customers, further production rate adjustments for the 777X or other commercial aircraft programs, any contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
During the fourth quarter of 2021, we determined that estimated costs to complete the 787 program plus costs already included in 787 inventory exceeded estimated revenues from the program. The resulting reach-forward loss of $3,460 was recorded as a reduction to deferred production costs. At March 31, 2022 and December 31, 2021, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $11,753 and $11,693, $1,861 and $1,907 of supplier advances, and $1,818 and $1,815 of unamortized tooling and other non-recurring costs. At March 31, 2022, $8,901 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $4,670 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. We expensed abnormal production costs of $312 during the three months ended March 31, 2022.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,383 and $3,290 at March 31, 2022 and December 31, 2021.
Note 6 – Contracts with Customers
Unbilled receivables increased from $8,620 at December 31, 2021 to $8,991 at March 31, 2022, primarily driven by revenue recognized at Defense, Space & Security (BDS) and Global Services (BGS) in excess of billings.
Advances and progress billings decreased from $52,980 at December 31, 2021 to $52,458 at March 31, 2022, primarily driven by revenue recognized at BDS, Commercial Airplanes (BCA), and BGS and the return of BCA customer advances, partially offset by advances on orders received.
Revenues recognized during the three months ended March 31, 2022 and 2021 from amounts recorded as Advances and progress billings at the beginning of each year were $3,401 and $4,718.
Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment. Financing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate leases. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price.
Customer financing consisted of the following:

	March 31 2022	December 31 2021
Financing receivables:
Investment in sales-type/finance leases	$886	$944
Notes	410	412
Total financing receivables	1,296	1,356
Less allowance for losses on receivables	(66)	(18)
Financing receivables, net	1,230	1,338
Operating lease equipment, at cost, less accumulated depreciation of $62 and $58	507	474
Total	$1,737	$1,812
At March 31, 2022 and December 31, 2021, $412 and $378 were determined to be uncollectible financing receivables and placed on non-accrual status. The increase in the allowance for losses on receivables during the three months ended March 31, 2022 was primarily due to impacts of the war in Ukraine. Customer financing interest income received was $3 and $6 the three months ended March 31, 2022 and 2021.
Customer financing receivables past due as of March 31, 2022 were $1.

Our financing receivable balances at March 31, 2022 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2021	2020	2019	2018	Prior	Total
BBB						$98	$98
BB	$9	$231	$118	$42	$13	121	534
B		35				188	223
CCC			7	24		410	441
Total carrying value of financing receivables	$9	$266	$125	$66	$13	$817	$1,296
At March 31, 2022, our allowance for losses related to receivables with ratings of CCC, B, BB, and BBB. We applied default rates that averaged 88.1%, 26.8%, 3.4%, and 0.1%, respectively, to the exposure associated with those receivables.
Customer Financing Exposure
The majority of our customer financing portfolio is concentrated in the following aircraft models:

	March 31 2022	December 31 2021
717 Aircraft ($58 and $62 accounted for as operating leases)	$589	$603
747-8 Aircraft (accounted for as sales-type finance leases)	394	435
737 Aircraft ($186 and $145 accounted for as operating leases)	204	163
777 Aircraft ($221 and $225 accounted for as operating leases)	229	233
MD-80 Aircraft (accounted for as sales-type finance leases)	140	142
757 Aircraft (accounted for as sales-type finance leases)	121	126
747-400 Aircraft ($0 and $1 accounted for as operating leases)	48	50
Operating lease equipment primarily includes large commercial jet aircraft.
Lease income recorded in revenue on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 included $18 and $13 from sales-type/finance leases, and $15 and $18 from operating leases, of which $4 and $2 related to variable operating lease payments. Profit at the commencement of sales-type leases was recorded in revenue for the three months ended March 31, 2022 and 2021 in the amount of $4 and $16.

Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2022	December 31 2021
Equity method investments (1)	$947	$930
Time deposits	4,331	7,676
Available for sale debt instruments	497	464
Equity and other investments	45	45
Restricted cash & cash equivalents(2)	45	52
Total	$5,865	$9,167
(1)Dividends received were $27 and $5 during the three months ended March 31, 2022 and 2021.
(2)Reflects amounts restricted in support of our property sales, workers’ compensation programs, and insurance premiums.
Allowance for losses on available for sale debt instruments are assessed quarterly. All instruments are considered investment grade and, as such, we have not recognized an allowance for credit losses as of March 31, 2022.
Note 9 – Commitments and Contingencies
737 MAX Grounding
Over 185 countries have approved the resumption of 737 MAX operations. The Civil Aviation Administration of China issued an airworthiness directive in the fourth quarter of 2021 outlining actions required for airlines to return to service. The 737 MAX has yet to return to service in China. While we expect 737 MAX deliveries to China to resume in 2022, subject to final regulatory approvals, risk remains around the timing and rate of those deliveries. The 737 MAX remains grounded in a small number of non-U.S. jurisdictions.
We have gradually increased production rates since 2020 and expect to increase the production rate to 31 per month during the second quarter of 2022, as well as implement further gradual production rate increases in subsequent periods based on market demand and supply chain capacity.
We continued to produce at abnormally low production rates through the first quarter of 2022 and expensed abnormal production costs of $188 and $568 during the three months ended March 31, 2022 and 2021. We do not expect the remaining abnormal costs related to the 737 MAX to be significant.
In the first quarter of 2022, we delivered 81 aircraft. We have approximately 320 airplanes in inventory as of March 31, 2022 and we anticipate delivering most of these aircraft by the end of 2023. We continue to work with customers who have requested to defer deliveries or to cancel orders for 737 MAX aircraft, and we are remarketing and/or delaying deliveries of certain aircraft included within inventory. In the event that we are unable to resume aircraft deliveries in China and/or ramp up deliveries consistent with our assumptions, our expectation of delivery timing and our expectation regarding future gradual production rate increases could be impacted.

The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the three months ended March 31, 2022 and 2021.

	2022	2021
Beginning balance – January 1	$2,940	$5,537
Reductions for payments made	(550)	(1,172)
Reductions for concessions and other in-kind considerations	(5)	(25)
Changes in estimates	34	30
Ending balance – March 31	$2,419	$4,370
The liability balance of $2.4 billion at March 31, 2022 includes $1.8 billion of contracted customer concessions and other liabilities and $0.6 billion that remains subject to negotiation with customers. The contracted amount includes $0.8 billion expected to be liquidated by lower customer delivery payments, $0.8 billion expected to be paid in cash and $0.2 billion in other concessions. Of the cash payments to customers, we expect to pay $0.6 billion in 2022. The type of consideration to be provided for the remaining $0.6 billion will depend on the outcomes of negotiations with customers.
Environmental
The following table summarizes environmental remediation activity during the three months ended March 31, 2022 and 2021.

	2022	2021
Beginning balance – January 1	$605	$565
Reductions for payments made, net of recoveries		(13)
Changes in estimates	48	15
Ending balance – March 31	$653	$567
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2022 and December 31, 2021, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,094.
Product Warranties
The following table summarizes product warranty activity recorded during the three months ended March 31, 2022 and 2021.

	2022	2021
Beginning balance – January 1	$1,900	$1,527
Additions for current year deliveries	35	17
Reductions for payments made	(118)	(44)
Changes in estimates	149	234
Ending balance – March 31	$1,966	$1,734

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
Trade-in commitment agreements at March 31, 2022 have expiration dates from 2022 through 2029. At March 31, 2022 and December 31, 2021 total contractual trade-in commitments were $1,289 and $612. As of March 31, 2022 and December 31, 2021, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $379 and $283 and the fair value of the related trade-in aircraft was $379 and $283.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $12,761 and $12,905 as of March 31, 2022 and December 31, 2021. The estimated earliest potential funding dates for these commitments as of March 31, 2022 are as follows:

Total
April through December 2022	$1,759
2023	3,287
2024	2,501
2025	2,148
2026	1,183
Thereafter	1,883
$12,761
As of March 31, 2022, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Funding Commitments
We have commitments to make additional capital contributions of $244 to joint ventures over the next five years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,647 and $3,634 as of March 31, 2022 and December 31, 2021.
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering, Manufacturing, and Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4.3 billion program to develop and modify two 747-8 commercial aircraft. During the first quarter of 2022, the cumulative reach-forward loss on the contract increased by $660 to $1,146, driven by higher supplier costs, higher costs to finalize certain technical requirements and schedule delays. Risk remains that we may be required to record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. In the first quarter of 2022, we recorded an earnings charge of $67 related to the T-7A Red Hawk fixed-price EMD contract, which has close to break-even gross margins at March 31, 2022, primarily due to customer testing requirements and supply chain delays. The production portion of the contract includes 11 production lots for aircraft and related services. In 2018, we recorded a loss of $400 associated with the 11 production lots and associated support options for 346 T-7A Red Hawk aircraft that we believe are probable of being exercised. The first production and support contract option is expected to be exercised in 2023. The estimated loss increased by $300 to $700 during the first quarter of 2022 driven by ongoing supply chain negotiations which are impacted by supply chain constraints, COVID-19, and inflationary pressures. Risk remains that we may be required to record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. The period of performance runs from 2018 through 2024. During the first quarter of 2022 we recorded a $78 increase to the MQ-25 reach-forward loss primarily driven by additional customer testing requirements and supplier quality challenges. Risk remains that we may be required to record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers. This EMD contract is a fixed-price incentive fee contract and involves highly complex designs and systems integration. Since 2016, the USAF has authorized seven low rate initial production (LRIP) lots for a total of 94 aircraft. The EMD contract and authorized LRIP lots total approximately $19 billion as of March 31, 2022. As of March 31, 2022, we had approximately $276 of capitalized precontract costs and $609 of potential termination liabilities to suppliers. During the first quarter of 2022, we recorded an increase to the reach-forward loss on the KC-46A Tanker program of $165 primarily reflecting higher supply chain and other costs. Risk remains that we may be required to record additional losses in future periods.
Fixed-Price Contracts
Substantially all contracts at BDS and the majority of contracts at BGS are long-term contracts. Long-term contracts that are contracted on a fixed-price basis could result in losses in future periods. Fixed-price development work is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work. The operational and technical complexities of fixed-price contracts create financial risk, which could trigger additional earnings charges, termination provisions, order cancellations, or other financially significant exposure.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Contingent repurchase commitments	$548	$548	$548	$548
Credit guarantees	90	90		28	$46	$24
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

Note 11 – Postretirement Plans
The components of net periodic benefit (income)/cost for the three months ended March 31 were as follows:

	Pension		Postretirement
	2022	2021	2022	2021
Service cost	$1	$1	$18	$22
Interest cost	520	498	24	23
Expected return on plan assets	(947)	(966)	(2)	(2)
Amortization of prior service credits	(20)	(20)	(9)	(9)
Recognized net actuarial loss/(gain)	227	310	(28)	(17)
Settlement/curtailment loss		1
Net periodic benefit (income)/cost	($219)	($176)	$3	$17

Net periodic benefit cost included in Loss from operations	$1	$1	$19	$22
Net periodic benefit income included in Other income, net	(220)	(177)	(15)	(5)
Net periodic benefit (income)/cost included in Loss before income taxes	($219)	($176)	$4	$17
Note 12 – Share-Based Compensation and Other Compensation Arrangements
Stock Options
On February 16, 2022, we granted 348,769 premium-priced stock options to our executive officers as part of our long-term incentive program. These stock options have an exercise price equal to 120% of the fair market value of our stock on the date of grant. If certain performance measures are met, the exercise price is reduced to 110% of the grant date fair market value of our stock. The stock options are scheduled to vest and become exercisable three years after the grant date and expire ten years after the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock options depending on certain age and service conditions. The fair value of the stock options granted was $83.04 per unit and was estimated using a Monte-Carlo simulation model using the following assumptions: expected life 6.76 years, expected volatility 36.6%, risk free interest rate 2.0% and no expected dividend yield.
Restricted Stock Units
On February 16, 2022, we granted 1,804,541 restricted stock units (RSU) to our executives as part of our long-term incentive program. The RSUs granted under this program have a grant date fair value of $217.48 per unit. The RSUs granted under this program will generally vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the RSUs will not vest and all rights to the stock units will terminate.

Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the three months ended March 31, 2022 and 2021 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments		Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2021	($30)	$1	($43)		($17,061)		($17,133)
Other comprehensive (loss)/income before reclassifications	(36)		11		2		(23)
Amounts reclassified from AOCI			(2)		206	(2)	204
Net current period Other comprehensive (loss)/income	(36)		9		208		181
Balance at March 31, 2021	($66)	$1	($34)		($16,853)		($16,952)

Balance at January 1, 2022	($105)	$1	$6		($11,561)		($11,659)
Other comprehensive income before reclassifications	24		94				118
Amounts reclassified from AOCI			35	(3)	136	(2)	171
Net current period Other comprehensive income	24		129		136		289
Balance at March 31, 2022	($81)	$1	$135		($11,425)		($11,370)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the three months ended March 31, 2022 and 2021 of $159 and $228 (net of tax of ($40) and ($65)). These are included in the net periodic pension cost.
(3)    Includes losses of $39 (net of tax of ($11)) from cash flow hedges reclassified to Other income, net because the forecasted transactions are no longer probable of occurring.
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

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,686	$2,630	$53	$30	($35)	($52)
Commodity contracts	593	500	190	88	(7)	(18)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	708	361	3	2	(52)	(3)
Commodity contracts	1,059	760	19	8	(12)	(7)
Total derivatives	$5,046	$4,251	$265	$128	($106)	($80)
Netting arrangements			(46)	(30)	46	30
Net recorded balance			$219	$98	($60)	($50)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Three months ended March 31
	2022	2021
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($8)	($19)
Commodity contracts	102	30
Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Three months ended March 31
	2022	2021
Foreign exchange contracts
Costs and expenses	$5
General and administrative	(1)	$3
Commodity contracts
Costs and expenses	1	(3)
General and administrative expense	1	2
Losses from cash flow hedges reclassified from AOCI to Other income, net because it is probable the forecasted transactions will not occur, were $50 and $0 for the three months ended March 31, 2022 and March 31, 2021. Losses related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the three months ended March 31, 2022 and 2021.
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $53 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at March 31, 2022 was $1. At March 31, 2022, there was no collateral posted related to our derivatives.
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

	March 31, 2022			December 31, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$978	$978		$1,370	$1,370
Available-for-sale debt investments:
Commercial paper	233		$233	225		$225
Corporate notes	254		254	262		262
U.S. government agencies	10		10	1		1
Other equity investments	20	19	1	20	20
Derivatives	219		219	98		98
Total assets	$1,714	$997	$717	$1,976	$1,390	$586
Liabilities
Derivatives	($60)		($60)	($50)		($50)
Total liabilities	($60)		($60)	($50)		($50)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2022		2021
	Total	Total Losses	Total	Total Losses
Investments		($31)		($7)
Customer financing assets	$44	(2)	$18	(9)
Property, plant and equipment		(19)
Other Assets and Acquired intangible assets	1	(20)
Total	$45	($72)	$18	($16)

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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the period ended March 31, 2022, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Customer financing assets	$44	Market approach	Aircraft value publications	$34 - $43(1) Median $39
			Aircraft condition adjustments	$0 - $5(2) Net $5
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2022
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$410	$448		$448
Liabilities
Debt, excluding finance lease obligations	(57,559)	(59,428)		(59,428)

	December 31, 2021
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$412	$485		$485
Liabilities
Debt, excluding finance lease obligations	(57,921)	(65,724)		(65,724)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2022 and December 31, 2021. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Multiple legal actions have been filed against us as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. During the fourth quarter of 2021, we entered into a proposed settlement with plaintiffs in a shareholder derivative lawsuit. In March 2022, the court entered an order approving the proposed settlement and the Company committed to making certain governance changes. As a result of the settlement, the Company expects to receive approximately $200 in 2022. Further, we are subject to, and cooperating with ongoing governmental and regulatory investigations and inquiries relating to the accidents and the 737 MAX. Among these is an ongoing investigation by the Securities and Exchange Commission, the outcome of which may be material. We cannot reasonably estimate a range of loss, if any, not covered by available insurance that may result given the current status of the pending lawsuits, investigations, and inquiries related to the 737 MAX.
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
Note 17 – Segment and Revenue Information
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
BCA revenues by customer location consist of the following:

(Dollars in millions)	Three months ended March 31
	2022	2021
Revenue from contracts with customers:
Europe	$1,025	$873
Latin America and Caribbean	828	531
Asia	728	363
Middle East	318	129
Other	181	45
Total non-U.S. revenues	3,080	1,941
United States	1,102	2,353
Estimated potential concessions and other considerations to 737 MAX customers, net	(34)	(30)
Total revenues from contracts with customers	4,148	4,264
Intersegment revenues eliminated on consolidation	13	5
Total segment revenues	$4,161	$4,269

Revenue recognized on fixed-price contracts	100%	100%

Revenue recognized at a point in time	100%	100%

BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Three months ended March 31
	2022	2021
Revenue from contracts with customers:
U.S. customers	$4,148	$5,520
Non U.S. customers(1)	1,335	1,665
Total segment revenue from contracts with customers	$5,483	$7,185

Revenue recognized over time	99%	99%

Revenue recognized on fixed-price contracts	63%	70%

Revenue from the U.S. government(1)	89%	90%
(1)Includes revenues earned from foreign military sales through the U.S. government.
BGS revenues consist of the following:

(Dollars in millions)	Three months ended March 31
	2022	2021
Revenue from contracts with customers:
Commercial	$2,276	$1,625
Government	1,968	2,070
Total revenues from contracts with customers	4,244	3,695
Intersegment revenues eliminated on consolidation	70	54
Total segment revenues	$4,314	$3,749

Revenue recognized at a point in time	49%	43%

Revenue recognized on fixed-price contracts	88%	87%

Revenue from the U.S. government(1)	35%	43%
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
Our backlog at March 31, 2022 was $370,835. We expect approximately 34% to be converted to revenue through 2023 and approximately 86% through 2026, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue due to 787 production issues and associated rework, timing of 737 MAX delivery resumption in China, timing of entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10, and COVID-19 impacts.

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

	Three months ended March 31
	2022	2021
Share-based plans	($83)	($128)
Deferred compensation	42	(52)
Amortization of previously capitalized interest	(23)	(22)
Research and development expense, net	(52)	(42)
Eliminations and other unallocated items	(144)	(120)
Unallocated items, eliminations and other	($260)	($364)

Pension FAS/CAS service cost adjustment	$208	$193
Postretirement FAS/CAS service cost adjustment	75	77
FAS/CAS service cost adjustment	$283	$270
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
Assets
Segment assets are summarized in the table below:

	March 31 2022	December 31 2021
Commercial Airplanes	$76,784	$75,863
Defense, Space & Security	14,952	14,974
Global Services	16,238	16,397
Boeing Capital	1,656	1,735
Unallocated items, eliminations and other	26,171	29,583
Total	$135,801	$138,552
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
Chicago, Illinois
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2022, the related condensed consolidated statements of operations, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the "PCAOB"), the consolidated statement of financial position of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
April 27, 2022

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

Forward-looking statements are based on expectations and assumptions that we believe to be reasonable when made, but that may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are risks related to:

(1)	the COVID-19 pandemic and related industry impacts, including with respect to our operations and access to suppliers, our liquidity, the health of our customers and suppliers, and future demand for our products and services;

(2)	the 737 MAX, including the timing and conditions of remaining 737 MAX regulatory approvals, lower than planned production rates and/or delivery rates, and additional considerations to customers and suppliers;

(3)	general conditions in the economy and our industry, including those due to regulatory changes;

(4)	our reliance on our commercial airline customers;

(5)	the overall health of our aircraft production system, planned commercial aircraft production rate changes, our commercial development and derivative aircraft programs, and our aircraft being subject to stringent performance and reliability standards;

(6)	changing budget and appropriation levels and acquisition priorities of the U.S. government;

(7)	our dependence on U.S. government contracts;

(8)	our reliance on fixed-price contracts;

(9)	our reliance on cost-type contracts;

(10)	uncertainties concerning contracts that include in-orbit incentive payments;

(11)	our dependence on our subcontractors and suppliers as well as the availability of raw materials;

(12)	changes in accounting estimates;

(13)	changes in the competitive landscape in our markets;

(14)	our non-U.S. operations, including sales to non-U.S. customers;

(15)	threats to the security of our, our customers' and/or our suppliers' information;

(16)	potential adverse developments in new or pending litigation and/or government investigations;

(17)	customer and aircraft concentration in our customer financing portfolio;

(18)	changes in our ability to obtain debt financing on commercially reasonable terms and at competitive rates;

(19)	realizing the anticipated benefits of mergers, acquisitions, joint ventures, strategic alliances or divestitures;

(20)	the adequacy of our insurance coverage to cover significant risk exposures;

(21)	potential business disruptions, including those related to physical security threats, information technology or cyber attacks, epidemics, sanctions or natural disasters;

(22)	work stoppages or other labor disruptions;

(23)	substantial pension and other postretirement benefit obligations;

(24)	potential environmental liabilities; and

(25)	effects of climate change and legal, regulatory or market responses to such change.

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
The COVID-19 pandemic, 787 production issues and associated rework, and the residual impacts of the 737 MAX grounding continue to have significant adverse impacts on our business and are expected to continue to negatively impact revenue, earnings, and operating cash flow in future quarters. The COVID-19 pandemic has caused an unprecedented shock to demand for air travel, creating a tremendous challenge for our customers, our business and the entire commercial aerospace manufacturing and services sector. The latest International Air Transport Association (IATA) release reported that passenger traffic in 2021 recovered to approximately 40% of 2019 levels, as international markets saw continued reopening challenges. Travel restrictions and global economic activity were improving at the end of 2021, but improvements were delayed by the global outbreak of the Omicron variants. Governments continue to change travel policy and restrictions due to the virus as well as the war in Ukraine, with global sanctions and economic effects raising energy and other costs. We continue to expect that the recovery will remain uneven as travel restrictions and varying regional travel protocols continue to ease and lessen their impact on air travel.
Generally, we continue to expect domestic travel to recover faster than international travel. As a result, we expect the narrow-body market to recover faster than the wide-body market. Also, the pace of the commercial market recovery will be heavily dependent on COVID-19 infection rates, vaccination rates, and resultant government restrictions. We are seeing a strong recovery in travel demand for our airline customers in North America and Europe. Demand for dedicated freighters continues to be strong, underpinned by a strong recovery in global trade and overall air cargo growth. Overall cargo capacity remains challenged given the large impact that COVID-19 has had on international passenger operations, which also carry cargo.
Airline financial performance, which influences demand for new capacity, has been adversely impacted by the COVID-19 pandemic. According to IATA, net losses for the airline industry were $138 billion in 2020 and are expected to be approximately $52 billion in 2021. IATA also forecasts $11.5 billion of losses for the industry globally in 2022, with approximately $10 billion of profits in North America driven by the robust domestic market being more than offset by losses in other regions. Our customers are taking actions to combat the effects of the COVID-19 pandemic on the market by preserving liquidity. This comes in many forms such as deferrals of advances and other payments to suppliers, deferrals of deliveries, reduced spending on services and, in some cases, cancellation of orders. While the outlook continues to improve, we continue to face a challenging environment in the near- to medium-term as airlines have adjusted to reduced traffic, which in turn has resulted in lower demand for commercial aerospace products and services. The current environment is also affecting the financial viability of some airlines.
We continue to expect commercial air travel to return to 2019 levels in 2023 to 2024. We expect it will take a few years beyond that for the industry to return to balanced market conditions. As we managed through the effects of the COVID-19 pandemic, we reduced the production rates of several of our Commercial Airplanes (BCA) programs. These rate decisions continue to be based on our ongoing assessments of the demand environment and availability of aircraft financing. There is uncertainty with respect to when commercial air traffic capacity will return to and/or exceed pre-COVID-19 levels. We closely monitor the key factors that affect backlog and future demand for each of our commercial aircraft programs, including customers’ evolving fleet plans, the wide-body replacement cycle and the cargo market. We have implemented appropriate production rate adjustments in response to these factors, but risk remains that we will decide to implement further rate reductions in future quarters. Additionally, if we are unable to make timely deliveries of the large number of aircraft in inventory as of March 31, 2022, future revenues, earnings and cash flows will be adversely impacted.

During the first quarter of 2022, we made adjustments to our estimates regarding timing of 777X-9 entry into service. We now anticipate that the first 777X-9 delivery will be delayed until 2025, based on an updated assessment of the time required to meet certification requirements. During the first quarter of 2022 we launched the 777X-8 freighter and we expect first delivery to be in 2027.
The 737 MAX 7 and MAX 10 models are also currently going through Federal Aviation Administration (FAA) certification activities. The 737 MAX 7 completed FAA certification flight testing in 2021 and is expected to enter service later in 2022. The 737 MAX 10 is expected to begin FAA certification flight testing later in 2022 and enter service in 2023. Section 116 of the December 2020 Aircraft Certification, Safety and Accountability Act (ACSAA) prohibits the FAA from issuing a type certificate to aircraft after December 27, 2022 unless the aircraft’s flight crew alerting system meets certain requirements. As a result, if the MAX 7 and MAX 10 aircraft are not certified before December 27, 2022 we may encounter further certification delays. We are working closely with the FAA on implementation of ACSAA legislation and expect any necessary actions to be defined later this year. If we are unable to achieve entry into service consistent with our current assumptions, future revenues, earnings and cash flows will be adversely impacted.
Deliveries of the 737 MAX resumed in the fourth quarter of 2020, when the FAA rescinded the order that grounded 737 MAX aircraft in the U.S. Over 185 countries have approved the resumption of 737 MAX operations. The Civil Aviation Administration of China issued an airworthiness directive in the fourth quarter of 2021 outlining actions required for airlines to return to service. The 737 MAX has yet to return to service in China. While we expect 737 MAX deliveries to China to resume in 2022, subject to final regulatory approvals, risk remains around the timing and rate of those deliveries. Orders to suspend operations of 737 MAX aircraft from non-U.S. civil aviation authorities are still in effect in a small number of countries.
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
At Defense, Space & Security (BDS), we continue to see stable demand reflecting the important role our products and services have in ensuring our national security. Outside of the U.S., we are seeing similar solid demand as governments prioritize security, defense technology and global cooperation given evolving threats. However, we continue to experience near-term production disruptions and inefficiencies due to COVID-19 impacts.

As a result of the war in Ukraine, we recorded earnings charges totaling $212 million during the first quarter of 2022, primarily related to asset impairments. We have temporarily closed our facilities in Ukraine and Russia and are focused on supporting our employees in those countries. We have also suspended our business in Russia, including parts, maintenance and technical support for Russian airlines, and purchases from Russian suppliers. We are complying with U.S. and international sanctions and export control restrictions. We have sufficient material and parts to avoid production disruptions in the near-term, but future impacts to our production from disruptions in our supply chain are possible. The war in Ukraine is also impacting our airline and lessor customers. We are closely monitoring developments and potential Boeing impacts, and will continue to take mitigating actions as appropriate.
In addition, we and our suppliers are experiencing supply chain disruptions as a result of the impacts of COVID-19, global supply chain constraints, and labor shortages. We and our suppliers are also experiencing inflationary pressures. We continue to monitor the health and stability of the supply chain as we ramp up production. These measures and disruptions have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows.
We continue to transform and improve our business processes. These activities are not intended to constrain our capacity but to enable the Company to emerge stronger and be more resilient when the market recovers. We expect that successful execution of these measures will improve near-term liquidity and long-term cost competitiveness.
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2022	2021
Revenues	$13,991	$15,217

GAAP
Loss from operations	($1,169)	($83)
Operating margins	(8.4)%	(0.5)%
Effective income tax rate	23.2%	1.9%
Net loss attributable to Boeing Shareholders	($1,219)	($537)
Diluted loss per share	($2.06)	($0.92)

Non-GAAP (1)
Core operating loss	($1,452)	($353)
Core operating margins	(10.4)%	(2.3)%
Core loss per share	($2.75)	($1.53)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 48-49 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2022	2021
Commercial Airplanes	$4,161	$4,269
Defense, Space & Security	5,483	7,185
Global Services	4,314	3,749
Boeing Capital	46	60
Unallocated items, eliminations and other	(13)	(46)
Total	$13,991	$15,217
Revenues for the three months ended March 31, 2022 decreased by $1,226 million compared with the same period in 2021 driven by lower revenues at BCA and BDS, partially offset by higher revenues at BGS. BCA revenues decreased by $108 million primarily driven by lower wide-body deliveries, partially offset by higher 737 MAX deliveries. BDS revenues decreased by $1,702 million primarily due to net unfavorable effects of cumulative contract catch-up adjustments, lower revenue on the KC-46A Tanker program resulting from new orders for 27 aircraft received during the first quarter of 2021 and lower P-8 volume resulting from reduced production rates. BGS revenues increased by $565 million primarily due to higher commercial services volume. While commercial services volume is recovering, it remains below pre-pandemic levels.
Revenues will continue to be significantly impacted until the global supply chain stabilizes, labor shortages diminish, deliveries ramp up, and commercial airlines recover from the impacts of COVID-19.
Loss From Operations
The following table summarizes Loss from operations:

(Dollars in millions)	Three months ended March 31
	2022	2021
Commercial Airplanes	($859)	($856)
Defense, Space & Security	(929)	405
Global Services	632	441
Boeing Capital	(36)	21
Segment operating (loss)/earnings	(1,192)	11
Pension FAS/CAS service cost adjustment	208	193
Postretirement FAS/CAS service cost adjustment	75	77
Unallocated items, eliminations and other	(260)	(364)
Loss from operations (GAAP)	($1,169)	($83)
FAS/CAS service cost adjustment *	(283)	(270)
Core operating loss (Non-GAAP) **	($1,452)	($353)
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating earnings/(loss) is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 48-49.
Loss from operations for the three months ended March 31, 2022 increased by $1,086 million compared with the same period in 2021. BDS loss from operations for the three months ended March 31, 2022 was $929 million, compared with earnings from operations of $405 million during the same period in 2021, primarily due to charges on the VC-25B, T-7A Red Hawk, KC-46A Tanker, and MQ-25 programs in the first quarter of 2022. BGS earnings from operations increased by $191 million primarily due to higher commercial services volume and favorable mix.
Core operating losses for the three months ended March 31, 2022 increased by $1,099 million compared to the same period in 2021, primarily due to changes in Segment operating (loss)/earnings as described above.
For discussion related to Postretirement Plans, see Note 11 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2022	2021
Share-based plans	($83)	($128)
Deferred compensation	42	(52)
Amortization of previously capitalized interest	(23)	(22)
Research and development expense, net	(52)	(42)
Eliminations and other unallocated items	(144)	(120)
Unallocated items, eliminations and other	($260)	($364)
Share-based plans expense for the three months ended March 31, 2022 decreased by $45 million compared with the same period in 2021 due to expenses incurred in 2021 associated with a grant of restricted stock units to most employees in December 2020.
Deferred compensation income was $42 million for the three months ended March 31, 2022 compared with expense of $52 million in the same period in 2021 primarily driven by broad market conditions and changes in our stock price.
Unallocated research and development expense for the three months ended March 31, 2022 was largely consistent with the same period in 2021.
Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2022	2021
Loss from operations	($1,169)	($83)
Other income, net	181	190
Interest and debt expense	(630)	(679)
Loss before income taxes	(1,618)	(572)
Income tax benefit	376	11
Net loss from continuing operations	(1,242)	(561)
Less: Net loss attributable to noncontrolling interest	(23)	(24)
Net loss attributable to Boeing Shareholders	($1,219)	($537)

For the three months ended March 31, 2022 and 2021, non-operating pension income included in Other income, net was $220 million and $177 million. Non-operating pension income increased $43 million during the three months ended March 31, 2022 compared with the same period in 2021 primarily due to lower amortization of net actuarial losses, partially offset by higher interest cost and lower expected return on plan assets. Non-operating postretirement income was $15 million during the three months ended March 31, 2022 compared with $5 million of expense during the same period in 2021.
Other income, net included losses of $50 million during the three months ended March 31, 2022 reclassified from Accumulated other comprehensive loss (AOCI) associated with certain cash flow hedges because it is probable the forecasted transactions will not occur.
Interest and debt expense for the three months ended March 31, 2022 was lower compared with the same period in the prior year primarily as a result of lower debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Three months ended March 31
	2022	2021	Change
Cost of sales	$13,645	$13,808	($163)
Cost of sales as a % of Revenues	97.5%	90.7%	6.8%
Cost of sales for the three months ended March 31, 2022 decreased by $163 million, or 1% compared with the same period in 2021, primarily due to lower revenues at BCA and BDS in 2022, partially offset by charges recorded at BDS in 2022 and higher revenues at BGS in 2022. Cost of sales as a percentage of Revenues increased during the three months ended March 31, 2022 compared with the same period in 2021 primarily due to higher charges recorded at BDS in 2022 than in 2021.

Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Three months ended March 31
	2022	2021
Commercial Airplanes	$321	$269
Defense, Space & Security	233	163
Global Services	27	25
Other	52	42
Total	$633	$499
Research and development expense increased by $134 million during the three months ended March 31, 2022 compared to the same period in 2021. The increase at BCA is due to higher spending on product development. The increase at BDS reflects higher bid and proposal costs and timing of product development expenditures.
Backlog

(Dollars in millions)	March 31 2022	December 31 2021
Commercial Airplanes	$290,930	$296,882
Defense, Space & Security	59,739	59,828
Global Services	19,822	20,496
Unallocated items, eliminations and other	344	293
Total Backlog	$370,835	$377,499

Contractual backlog	$348,414	$356,362
Unobligated backlog	22,421	21,137
Total Backlog	$370,835	$377,499
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the three months ended March 31, 2022 was primarily due to changes in orders that in our assessment do not meet the accounting requirements of Accounting Standards Codification (ASC) 606 for inclusion in backlog and cancellations, partially offset by reclassifications from unobligated backlog and orders in excess of deliveries. During 2022, we have had higher ASC 606 adjustments of 737 MAX and 777X aircraft partially offset by 787 aircraft. If 787 aircraft deliveries continue to be paused, we remain unable to deliver 737 MAX aircraft in China for an extended period of time, and/or entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may continue to experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result of the COVID-19 pandemic and associated impacts on demand.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase in unobligated backlog during the three months ended March 31, 2022 was primarily due to contract awards, partially offset by reclassifications to contractual backlog related to BDS and BGS contracts.

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
The current state of U.S.-China relations remains a significant watch item. China is a very significant market for commercial airplanes and represents a significant component of our commercial airplanes backlog. Since 2018, the U.S. and China imposed an escalating series of tariffs on each other’s imports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. The U.S. and China entered into a Phase I agreement in January 2020. However, as of the December 31, 2021 deadline, implementation of this agreement is incomplete and overall diplomatic relations between the U.S. and China have deteriorated. We continue monitoring developments for potential adverse impacts to the Company.
Beginning in June 2018, the U.S. Government has imposed tariffs on steel and aluminum imports. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. In May 2019, the U.S. Government, Mexico and Canada reached an agreement to end the steel and aluminum tariffs between these countries. Implementation of the U.S./Mexico/Canada Free Trade Agreement (USMCA) will also result in lower tariffs. The U.S. Government has also reached agreements to ease steel and/or aluminum tariffs with the United Kingdom, the European Union (EU) and Japan. We continue to monitor the potential for any extra costs that may result from the remaining global tariffs.
We are complying with all U.S. and other government export control restrictions and sanctions imposed on certain businesses and individuals in Russia. We continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. Government or other governments, as well as any responses from Russia that could affect our supply chain, business partners or customers, for any additional impacts to our business.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
See Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impacts of COVID-19 on the airline industry environment.

Results of Operations

(Dollars in millions)	Three months ended March 31
	2022	2021
Revenues	$4,161	$4,269
Loss from operations	($859)	($856)
Operating margins	(20.6)%	(20.1)%
Revenues
BCA revenues decreased by $108 million for the three months ended March 31, 2022 compared with the same period in 2021 primarily due to lower wide-body deliveries partially offset by higher 737 MAX deliveries.
We resumed deliveries of 737 MAX aircraft in December 2020 following rescission by the FAA of its grounding order. While most non-U.S. jurisdictions have approved return to service of the 737 MAX, the 737 MAX has yet to return to service in China and deliveries have not yet resumed. Labor shortages and supplier issues contributed to lower first quarter 2022 deliveries. 787 deliveries have been paused since May 2021. Revenues will continue to be impacted until deliveries of the 737 MAX further ramp up, deliveries of the 787 resume and the commercial airline industry recovers from the impacts of COVID-19.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first three months of 2022	86	(5)	1	5	(3)	3	0	95
Deliveries during the first three months of 2021	63	(5)	1	5	(1)	6	2	77
Cumulative deliveries as of 3/31/2022	7,831		1,568	1,243		1,680	1,006
Cumulative deliveries as of 12/31/2021	7,745		1,567	1,238		1,677	1,006
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $859 million for three months ended March 31, 2022 compared with $856 million in the same period in 2021. The 2022 loss reflects lower wide-body deliveries partially offset by higher 737 MAX deliveries. Period expense for the three months ended March 31, 2022 included abnormal production costs totaling $500 million including $312 million related to the 787 program and $188 million related to 737 MAX. Period expense for abnormal production costs for the three months ended March 31, 2021 comprised of $568 million related to 737 MAX. Period expenses in the first quarter of 2022 were also higher due to charges related to the war in Ukraine and higher research and development spending.

Backlog
Our total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to our customers where we believe it is probable that we will collect the consideration due and where no contingencies remain before we and the customer are required to perform. Backlog does not include prospective orders where customer controlled contingencies remain, such as the customer receiving approval from its board of directors, shareholders or government or completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly certain. Backlog excludes options and Boeing Capital (BCC) orders as well as orders where customers have the unilateral right to terminate. A number of our customers may have contractual remedies, including rights to reject individual airplane deliveries if the actual delivery date is significantly later than the contractual delivery date. We address customer claims and requests for other contractual relief as they arise. The value of orders in backlog is adjusted as changes to price and schedule are agreed to with customers and is reported in accordance with the requirements of ASC 606.
BCA total backlog decreased from $296,882 million as of December 31, 2021 to $290,930 million at March 31, 2022 reflecting an increase in the number of existing orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog and order cancellations, partially offset by new orders in excess of deliveries. The net ASC 606 adjustments for the three months ended March 31, 2022 resulted in a decrease to backlog of $12,737 million primarily due to 737 MAX and 777X aircraft, partially offset by 787 aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. If 787 aircraft deliveries continue to be paused, we are unable to ramp up deliveries of 737 MAX aircraft, and/or if entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience additional reductions to backlog and/or significant order cancellations. Additionally, we may continue to experience fewer new orders and increased cancellations across all of our commercial airplane programs as a result the COVID-19 pandemic and associated impacts on demand.
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

	Program
As of 3/31/2022	737	747	767	777	777X	787	†
Program accounting quantities	10,800	1,574	1,255	1,780	400	1,500
Undelivered units under firm orders	3,365	5	103	74	224	405	(11)
Cumulative firm orders	11,196	1,573	1,346	1,754	224	1,411

As of 12/31/2021	737	747	767	777	777X	787	†
Program accounting quantities	10,400	1,574	1,243	1,750	350	1,500
Undelivered units under firm orders	3,414	6	108	58	253	411	(14)
Cumulative firm orders	11,159	1,573	1,346	1,735	253	1,417
† Aircraft ordered by BCC are identified in parentheses.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 400 units during the three months ended March 31, 2022 due to the program's normal progress of obtaining additional orders and delivering airplanes. See further discussion of the 737 MAX in Note 9 to our Condensed Consolidated Financial Statements.
747 Program We are currently producing at a rate of 0.5 aircraft per month. We expect to complete production of the 747 in the fourth quarter of 2022. We believe that ending production of the 747 will not have a material impact on our financial position, results of operations or cash flows.
767 Program The accounting quantity for the 767 program increased by 12 units during the three months ended March 31, 2022 due to the program's normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes the commercial program and a derivative to support the tanker program. The commercial program has near break-even gross margins. We are currently producing at a rate of 3 aircraft per month.

777 and 777X Programs During the first quarter of 2022, we launched the 777X-8 freighter with first delivery expected in 2027. The accounting quantity for the 777X program increased by 50 units during the three months ended March 31, 2022 reflecting the launch of the 777X-8 freighter.
During the first quarter of 2022, we revised the estimated first delivery date of the 777X-9, previously expected in late 2023, and now expect it will occur in 2025, based on an updated assessment of the time required to meet certification requirements. We are working towards Type Inspection Authorization (TIA) which will enable us to begin FAA certification flight testing. The timing of TIA and certification will ultimately be determined by the regulators, and further determinations with respect to anticipated certification requirements could result in additional delays in entry into service and/or additional cost increases.
In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. We expect that the production pause will result in abnormal production costs of approximately $1.5 billion beginning in the second quarter of 2022 and continue until 777X-9 production resumes.
The 777X program has near break-even gross margins at March 31, 2022. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued market uncertainty, the impacts of COVID-19 on our production system as well as impacts on our supply chain and customers, customer negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
The accounting quantity for the 777 program increased by 30 units during the three months ended March 31, 2022 due to the program's normal progress of obtaining additional orders and delivering airplanes. The production rate for the combined 777/777X program is expected to increase from 2 per month to 3 per month in the second half of 2022.
787 Program At March 31, 2022 we have approximately 115 aircraft in inventory. Deliveries remain paused due to production quality issues. We continue to conduct inspections and rework on undelivered aircraft and engage in detailed discussions with the FAA regarding required actions for resuming delivery of the 787. We are currently producing at very low rates and expect that to continue until deliveries resume, gradually returning to 5 per month over time. In the third quarter of 2021, we determined that in the current environment production rates below 5 per month represent abnormally low production rates and result in abnormal production costs, and that inspections and rework costs on inventoried aircraft are excessive and should also be accounted for as abnormal production costs that are required to be expensed as incurred. As a result of these impacts, we continue to expect to incur approximately $2 billion of abnormal production costs on a cumulative basis with most being incurred by the end of 2023. We continue to work with customers and suppliers regarding timing of future deliveries and production rate changes. We are also continuing to implement changes in the production process designed to ensure that newly-built airplanes meet our specifications and do not require further inspections and rework.
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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Consolidated Appropriations Act, 2022, enacted in March 2022, provided FY22 appropriations for government departments and agencies, including $742.3 billion for the U.S. DoD and $24 billion for NASA. The enacted FY22 appropriations included funding for Boeing’s major programs, including the F/A-18 Super Hornet, F-15EX, CH-47 Chinook, AH-64 Apache, V-22 Osprey, KC-46A tanker, and the Space Launch System.
In April 2022, the U.S. government released certain details of the President’s budget request for fiscal year 2023 (FY23), which included requests for $773 billion in funding for the U.S. DoD and $26 billion for NASA. The FY23 defense budget requests funding for many of Boeing’s programs, but does not request funding for F/A-18, CH-47F Block II, V-22, or P-8 production aircraft. These programs also continue to pursue non-U.S. sales opportunities. There is ongoing uncertainty with respect to program-level appropriations for U.S. DoD, NASA and other government agencies for FY23 and beyond. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows.

Results of Operations

(Dollars in millions)	Three months ended March 31
	2022	2021
Revenues	$5,483	$7,185
(Loss)/earnings from operations	($929)	$405
Operating margins	(16.9%)	5.6%
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
Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2022	2021
F/A-18 Models	4	4
F-15 Models	1	3
CH-47 Chinook (New)	4	3
CH-47 Chinook (Renewed)	3	3
AH-64 Apache (New)	7	9
AH-64 Apache (Remanufactured)	15	15
P-8 Models	3	3
KC-46 Tanker	4	2
Total	41	42
Revenues
BDS revenues for the three months ended March 31, 2022 decreased by $1,702 million compared with the same period in 2021, primarily due to lower revenue on the KC-46A Tanker program from new orders for 27 aircraft received during the first quarter of 2021, lower P-8 volume as production was reduced to one per month, and timing of material receipts. Cumulative contract catch-up adjustments for the three months ended March 31, 2022 were $570 million more unfavorable than the comparable period in the prior year largely due to charges on VC-25B, KC-46A Tanker, and MQ-25.
Loss/Earnings From Operations
BDS loss from operations was $929 million for the three months ended March 31, 2022 compared with earnings from operations of $405 million in the same period in 2021 primarily due to charges on the VC-25B, T-7A Red Hawk, KC-46A Tanker, and MQ-25 programs in the first quarter of 2022. During the first quarter of 2022, we recorded a $660 million earnings charge on VC-25B compared to $318 million in the same period in 2021. The charge in the first quarter of 2022 was primarily due to higher supplier costs, higher costs to finalize certain technical requirements and schedule delays. We recorded earnings charges of $367 million related to the T-7A Red Hawk program including a $300 million increase to the estimated losses associated with future production aircraft lots that we believe are probable of being exercised as well as $67 million related to the T-7A Red Hawk Engineering, Manufacturing, and Development (EMD) contract. The increase to the losses associated with future production aircraft is primarily due to ongoing supply chain negotiations which are impacted by supply chain constraints, COVID-19, and inflationary pressures. The KC-46A Tanker program recorded earnings charges of $165 million primarily reflecting higher supply chain and other costs. MQ-25 also increased its anticipated loss by $78 million due to additional customer testing requirements and supplier quality challenges. As a result of the earnings charges above, the net unfavorable cumulative contract catch-up adjustments for the three months ended March 31, 2022 were $890 million higher than the comparable period in the prior year.
BDS loss from operations includes equity earnings of $27 million for the three months ended March 31, 2022 compared with $7 million for the same period in 2021.
Backlog
BDS backlog decreased from $59,828 million as of December 31, 2021 to $59,739 million at March 31, 2022, primarily due to revenue recognized on contracts awarded in prior periods.
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

Global Services
Results of Operations

(Dollars in millions)	Three months ended March 31
	2022	2021
Revenues	$4,314	$3,749
Earnings from operations	$632	$441
Operating margins	14.6%	11.8%
Revenues
BGS revenues for the three months ended March 31, 2022 increased by $565 million compared with the same period in 2021 primarily due to higher commercial services volume. While commercial services volume is recovering, it remains below pre-pandemic levels. We expect the impacts of the COVID-19 pandemic to continue to have an adverse impact on BGS commercial revenues in future quarters until the commercial airline industry fully recovers. The net favorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2022 was $49 million lower than the comparable period in the prior year.
Earnings From Operations
BGS earnings from operations for the three months ended March 31, 2022 increased by $191 million compared with the same period in 2021, primarily due to higher commercial services volume and favorable mix. The net favorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2022 was $64 million lower than the comparable period in the prior year.
Backlog
BGS backlog decreased from $20,496 million as of December 31, 2021 to $19,822 million at March 31, 2022, primarily due to revenue recognized on contracts awarded in prior years.
Boeing Capital
Results of Operations

(Dollars in millions)	Three months ended March 31
	2022	2021
Revenues	$46	$60
(Loss)/earnings from operations	($36)	$21
Operating margins	(78.3)%	35.0%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the three months ended March 31, 2022 decreased by $14 million compared with the same period in 2021 primarily due to lower gains on re-lease of assets.
Loss/Earnings From Operations
BCC’s loss from operations is presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Loss from operations for the three months ended March 31, 2022 was $36 million compared with earnings from operations of $21 million in the same period in 2021 primarily due to an increase in the allowance for losses on receivables as a result of the war in Ukraine.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2022	December 31 2021
Customer financing and investment portfolio, net	$1,641	$1,720
Other assets, primarily cash and short-term investments	339	462
Total assets	$1,980	$2,182

Other liabilities, primarily deferred income taxes	$173	$347
Debt, including intercompany loans	1,525	1,525
Equity	282	310
Total liabilities and equity	$1,980	$2,182

Debt-to-equity ratio	5.4-to-1	4.9-to-1
BCC’s customer financing and investment portfolio at March 31, 2022 decreased $79 million from December 31, 2021 primarily due to an increase in the allowance for losses and portfolio run-off, partially offset by new volume.
BCC enters into certain intercompany transactions with other Boeing segments, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2022	2021
Net loss	($1,242)	($561)
Non-cash items	1,312	1,212
Changes in assets and liabilities	(3,286)	(4,038)
Net cash used by operating activities	(3,216)	(3,387)
Net cash provided by investing activities	2,965	2,764
Net cash used by financing activities	(396)	(48)
Effect of exchange rate changes on cash and cash equivalents	(3)	(18)
Net decrease in cash & cash equivalents, including restricted	(650)	(689)
Cash & cash equivalents, including restricted, at beginning of year	8,104	7,835
Cash & cash equivalents, including restricted, at end of period	$7,454	$7,146
Operating Activities Net cash used by operating activities was $3.2 billion during the three months ended March 31, 2022, compared with $3.4 billion during the same period in 2021. Net loss increased by $0.7 billion in 2022, which was more than offset by $0.8 billion of reductions to cash used by Changes in assets and liabilities in 2022. The year-over-year improvement to cash used by Changes in assets and liabilities was driven by improvements in receivables, payables, and accrued liabilities. Cash used by Advances and progress billings was $0.5 billion in 2022, as compared with $0.4 billion of cash provided in 2021. Cash used by Inventories was $1.2 billion in 2022, as compared with $0.7 billion of cash used in 2021. Compensation payments to 737 MAX customers totaled $0.6 billion and $1.2 billion during the three months ended March 31, 2022 and 2021. In the first quarter of 2021, we paid $0.7 billion consistent with the terms of the Deferred Prosecution Agreement between Boeing and the U.S. Department of Justice. The pause in 787 deliveries and the residual impacts of the 737 MAX grounding are expected to continue to have a significant negative impact on our operating cash flows until 787 deliveries resume and 737 MAX deliveries ramp up.
Payables to suppliers who elected to participate in supply chain financing programs decreased by $0.2 billion during the three months ended March 31, 2022 and remained flat during the three months ended March 31, 2021. Supply chain financing is not material to our overall liquidity.
Investing Activities Cash provided by investing activities was $3.0 billion during the three months ended March 31, 2022, compared with $2.8 billion during the same period in 2021, due to net proceeds from investments of $3.3 billion in 2022 compared to $3.1 billion in 2021. In the three months ended March 31, 2022 and 2021, capital expenditures were consistent at $0.3 billion. We expect capital expenditures in 2022 to be higher than in 2021.
Financing Activities Cash used by financing activities was $0.4 billion during the three months ended March 31, 2022 compared with $48.0 million during the same period in 2021. During the three months ended March 31, 2022, net repayments were $0.4 billion compared with $33 million in the same period in 2021.
As of March 31, 2022 the total debt balance was $57.7 billion, down from $58.1 billion at December 31, 2021. At March 31, 2022, $2.6 billion of debt was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $1.5 billion, $0.3 billion of which was classified as short-term.
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
At March 31, 2022, we had $7.4 billion of cash and $4.9 billion of short-term investments. At March 31, 2022, we had $14.7 billion of unused borrowing capacity on revolving credit line agreements, of which $6.3 billion expires in October 2022, $5.3 billion expires in March 2023, and $3.2 billion expires in October 2024. Of the $6.3 billion scheduled to expire in October 2022, $3.1 billion has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At March 31, 2022, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Customer Financing commitments totaled $12.8 billion and $12.9 billion at March 31, 2022 and December 31, 2021. The decrease relates to the expiration of financing commitments. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $653 million at March 31, 2022. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
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
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $208 million and $193 million for the three months ended March 31, 2022 and 2021. The higher benefits in 2022 were primarily due to increases in allocated pension cost year over year. The non-operating pension expenses included in Other income, net were benefits of $220 million and $177 million for the three months ended March 31, 2022 and 2021. The higher benefits for the three months ended March 31, 2022 were primarily due to lower amortization of actuarial losses, partially offset by higher interest cost and lower expected return on plan assets.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 36 of this Form 10-Q and on page 29 of our 2021 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit costs primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings/(loss), core operating margin and core earnings/(loss) per share with the most directly comparable GAAP financial measures of earnings/(loss) from operations, operating margins and diluted earnings/(loss) per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2022	2021
Revenues	$13,991	$15,217
Loss from operations, as reported	($1,169)	($83)
Operating margins	(8.4)%	(0.5)%

Pension FAS/CAS service cost adjustment (1)	($208)	($193)
Postretirement FAS/CAS service cost adjustment (1)	(75)	(77)
FAS/CAS service cost adjustment (1)	($283)	($270)
Core operating loss (non-GAAP)	($1,452)	($353)
Core operating margins (non-GAAP)	(10.4)%	(2.3)%

Diluted loss per share, as reported	($2.06)	($0.92)
Pension FAS/CAS service cost adjustment (1)	(0.35)	(0.33)
Postretirement FAS/CAS service cost adjustment (1)	(0.13)	(0.13)
Non-operating pension expense (2)	(0.37)	(0.30)
Non-operating postretirement expense (2)	(0.02)	(0.01)
Provision for deferred income taxes on adjustments (3)	0.18	0.16
Core loss per share (non-GAAP)	($2.75)	($1.53)

Weighted average diluted shares (in millions)	591.7	585.4
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have financial instruments that are subject to interest rate risk, principally fixed- and floating-rate debt obligations, and customer financing assets and liabilities. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt. As of March 31, 2022, we do not have any significant floating-rate debt obligations. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes.
There have been no significant changes to our foreign currency exchange rate or commodity price risk since December 31, 2021.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2022 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 16 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2022 thru 1/31/2022	2,726	$211.48
2/1/2022 thru 2/28/2022	127,137	201.37
3/1/2022 thru 3/31/2022	32,418	200.86
Total	162,281	$201.44
(1)A total of 159,636 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We repurchased 2,645 shares in swap transactions. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1	U.S. Notice of Terms of Non-Qualified Premium-Priced Stock Option for CEO, dated February 16, 2022*

10.2	U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units for CEO, dated February 16, 2022*

10.3	Form of U.S. Notice of Terms of Non-Qualified Premium-Priced Stock Option*

10.4	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units*

10.5	Form of International Notice of Terms of Non-Qualified Premium-Priced Stock Option*

10.6	Form of International Notice of Terms of Long-Term Incentive Restricted Stock Units*

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 27, 2022	/s/ Carol J. Hibbard
(Date)	Carol J. Hibbard
Senior Vice President and Controller