Form 10-Q
period 2022-06-30
BOEING CO
filed 2022-07-27
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-442

THE BOEING COMPANY
(Exact name of registrant as specified in its charter)

Delaware			91-0425694
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

929 Long Bridge Drive	Arlington,	VA	22202
(Address of principal executive offices)			(Zip Code)

(703)	414-6338
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
As of July 20, 2022, there were 593,811,169 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2022

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Sales of products	$25,436	$26,672	$14,009	$14,154
Sales of services	5,236	5,543	2,672	2,844
Total revenues	30,672	32,215	16,681	16,998

Cost of products	(23,696)	(23,895)	(12,284)	(12,263)
Cost of services	(4,495)	(4,483)	(2,269)	(2,316)
Boeing Capital interest expense	(13)	(18)	(6)	(9)
Total costs and expenses	(28,204)	(28,396)	(14,559)	(14,588)
	2,468	3,819	2,122	2,410
(Loss)/income from operating investments, net	(3)	75	17	38
General and administrative expense	(1,531)	(2,072)	(668)	(1,040)
Research and development expense, net	(1,331)	(996)	(698)	(497)
Gain on dispositions, net	2	114	1	112
(Loss)/earnings from operations	(395)	940	774	1,023
Other income, net	434	389	253	199
Interest and debt expense	(1,280)	(1,352)	(650)	(673)
(Loss)/earnings before income taxes	(1,241)	(23)	377	549
Income tax benefit/(expense)	159	29	(217)	18
Net (loss)/earnings	(1,082)	6	160	567
Less: net loss attributable to noncontrolling interest	(56)	(44)	(33)	(20)
Net (loss)/earnings attributable to Boeing Shareholders	($1,026)	$50	$193	$587

Basic (loss)/earnings per share	($1.73)	$0.09	$0.32	$1.00

Diluted (loss)/earnings per share	($1.73)	$0.09	$0.32	$1.00

Weighted average diluted shares (millions)	592.8	588.6	596.4	590.2
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Net (loss)/earnings	($1,082)	$6	$160	$567
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(52)	(22)	(76)	14
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $21, ($17), $49 and ($14)	(74)	65	(168)	54
Reclassification adjustment for losses/(gains) included in net loss, net of tax of ($8), $0, $1 and $0	30	(2)	(5)
Total unrealized (loss)/gain on derivative instruments, net of tax	(44)	63	(173)	54
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $12, $12, $6 and $6	(46)	(45)	(23)	(22)
Net actuarial gain arising during the period, net of tax of $0, ($2), $0 and ($2)		7		7
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($84), ($122), ($44) and ($57)	314	463	155	235
Settlements included in net (loss)/earnings, net of tax of $0, ($1), $0 and ($1)		3		2
Pension and postretirement cost related to our equity method investments, net of tax of $0, ($1), $0 and $0		3		1
Total defined benefit pension plans and other postretirement benefits, net of tax	268	431	132	223
Other comprehensive income/(loss), net of tax	172	472	(117)	291
Comprehensive (loss)/income, net of tax	(910)	478	43	858
Less: Comprehensive loss related to noncontrolling interest	(56)	(44)	(33)	(20)
Comprehensive (loss)/income attributable to Boeing Shareholders, net of tax	($854)	$522	$76	$878
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2022	December 31 2021
Assets
Cash and cash equivalents	$10,090	$8,052
Short-term and other investments	1,358	8,192
Accounts receivable, net	2,996	2,641
Unbilled receivables, net	9,394	8,620
Current portion of customer financing, net	159	117
Inventories	79,917	78,823
Other current assets, net	2,086	2,221
Total current assets	106,000	108,666
Customer financing, net	1,542	1,695
Property, plant and equipment, net of accumulated depreciation of $20,971 and $20,538	10,617	10,918
Goodwill	8,055	8,068
Acquired intangible assets, net	2,431	2,562
Deferred income taxes	106	77
Investments	981	975
Other assets, net of accumulated amortization of $864 and $975	5,747	5,591
Total assets	$135,479	$138,552
Liabilities and equity
Accounts payable	$9,575	$9,261
Accrued liabilities	17,752	18,455
Advances and progress billings	52,066	52,980
Short-term debt and current portion of long-term debt	5,406	1,296
Total current liabilities	84,799	81,992
Deferred income taxes	38	218
Accrued retiree health care	3,413	3,528
Accrued pension plan liability, net	8,335	9,104
Other long-term liabilities	1,891	1,750
Long-term debt	51,794	56,806
Total liabilities	150,270	153,398
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	9,475	9,052
Treasury stock, at cost - 418,809,934 and 423,343,707 shares	(51,319)	(51,861)
Retained earnings	33,382	34,408
Accumulated other comprehensive loss	(11,487)	(11,659)
Total shareholders’ deficit	(14,888)	(14,999)
Noncontrolling interests	97	153
Total equity	(14,791)	(14,846)
Total liabilities and equity	$135,479	$138,552
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2022	2021
Cash flows – operating activities:
Net (loss)/earnings	($1,082)	$6
Adjustments to reconcile net (loss)/earnings to net cash used by operating activities:
Non-cash items –
Share-based plans expense	352	493
Treasury shares issued for 401(k) contribution	612	628
Depreciation and amortization	984	1,087
Investment/asset impairment charges, net	72	38
Customer financing valuation adjustments	42	(1)
Gain on dispositions, net	(2)	(114)
Other charges and credits, net	260	(1)
Changes in assets and liabilities –
Accounts receivable	(350)	(523)
Unbilled receivables	(758)	(1,207)
Advances and progress billings	(907)	251
Inventories	(1,260)	413
Other current assets	144	324
Accounts payable	395	(2,035)
Accrued liabilities	(835)	(2,613)
Income taxes receivable, payable and deferred	(238)	(130)
Other long-term liabilities	(64)	(127)
Pension and other postretirement plans	(695)	(576)
Customer financing, net	50	83
Other	145	134
Net cash used by operating activities	(3,135)	(3,870)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(612)	(513)
Proceeds from disposals of property, plant and equipment	16	51
Contributions to investments	(2,471)	(20,108)
Proceeds from investments	9,296	24,989
Other	2	4
Net cash provided by investing activities	6,231	4,423
Cash flows – financing activities:
New borrowings	15	9,826
Debt repayments	(1,013)	(9,882)
Stock options exercised	34	29
Employee taxes on certain share-based payment arrangements	(34)	(40)
Net cash used by financing activities	(998)	(67)
Effect of exchange rate changes on cash and cash equivalents	(71)	(14)
Net increase in cash & cash equivalents, including restricted	2,027	472
Cash & cash equivalents, including restricted, at beginning of year	8,104	7,835
Cash & cash equivalents, including restricted, at end of period	10,131	8,307
Less restricted cash & cash equivalents, included in Investments	41	36
Cash and cash equivalents at end of period	$10,090	$8,271
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the six months ended June 30, 2022 and 2021
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2021	$5,061	$7,787	($52,641)	$38,610	($17,133)	$241	($18,075)
Net earnings				50		(44)	6
Other comprehensive income, net of tax of ($131)					472		472
Share-based compensation		493					493
Treasury shares issued for stock options exercised, net		(19)	48				29
Treasury shares issued for other share-based plans, net		(76)	38				(38)
Treasury shares issued for 401(k) contribution		296	332				628
Balance at June 30, 2021	$5,061	$8,481	($52,223)	$38,660	($16,661)	$197	($16,485)

Balance at January 1, 2022	$5,061	$9,052	($51,861)	$34,408	($11,659)	$153	($14,846)
Net loss				(1,026)		(56)	(1,082)
Other comprehensive income, net of tax of ($59)					172		172
Share-based compensation		352					352
Treasury shares issued for stock options exercised, net		(21)	56				35
Treasury shares issued for other share-based plans, net		(72)	38				(34)
Treasury shares issued for 401(k) contribution		164	448				612
Balance at June 30, 2022	$5,061	$9,475	($51,319)	$33,382	($11,487)	$97	($14,791)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended June 30, 2022 and 2021
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at April 1, 2021	$5,061	$8,155	($52,395)	$38,073	($16,952)	$217	($17,841)
Net earnings				587		(20)	567
Other comprehensive income, net of tax of ($68)					291		291
Share-based compensation		172					172
Treasury shares issued for stock options exercised, net		(3)	9				6
Treasury shares issued for other share-based plans, net		(3)	1				(2)
Treasury shares issued for 401(k) contribution		160	162				322
Balance at June 30, 2021	$5,061	$8,481	($52,223)	$38,660	($16,661)	$197	($16,485)

Balance at April 1, 2022	$5,061	$9,295	($51,573)	$33,189	($11,370)	$130	($15,268)
Net earnings				193		(33)	160
Other comprehensive loss, net of tax of $12					(117)		(117)
Share-based compensation		149					149
Treasury shares issued for stock options exercised, net		(2)	7				5
Treasury shares issued for other share-based plans, net		(5)	2				(3)
Treasury shares issued for 401(k) contribution		38	245				283
Balance at June 30, 2022	$5,061	$9,475	($51,319)	$33,382	($11,487)	$97	($14,791)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Revenues:
Commercial Airplanes	$10,380	$10,284	$6,219	$6,015
Defense, Space & Security	11,674	14,061	6,191	6,876
Global Services	8,612	7,816	4,298	4,067
Boeing Capital	98	138	52	78
Unallocated items, eliminations and other	(92)	(84)	(79)	(38)
Total revenues	$30,672	$32,215	$16,681	$16,998
Earnings/(loss) from operations:
Commercial Airplanes	($1,101)	($1,328)	($242)	($472)
Defense, Space & Security	(858)	1,363	71	958
Global Services	1,360	972	728	531
Boeing Capital	(9)	57	27	36
Segment operating (loss)/earnings	(608)	1,064	584	1,053
Unallocated items, eliminations and other	(354)	(662)	(94)	(298)
FAS/CAS service cost adjustment	567	538	284	268
(Loss)/earnings from operations	(395)	940	774	1,023
Other income, net	434	389	253	199
Interest and debt expense	(1,280)	(1,352)	(650)	(673)
(Loss)/earnings before income taxes	(1,241)	(23)	377	549
Income tax benefit/(expense)	159	29	(217)	18
Net (loss)/earnings	(1,082)	6	160	567
Less: Net loss attributable to noncontrolling interest	(56)	(44)	(33)	(20)
Net (loss)/earnings attributable to Boeing Shareholders	($1,026)	$50	$193	$587
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2021 Annual Report on Form 10-K.
Liquidity Matters
During the first six months of 2022, net cash used by operating activities was $3.1 billion. Our operating cash flows continue to be impacted by lower commercial airplane deliveries and concessions paid to 737 MAX customers. We expect a negative impact on our operating cash flows until commercial deliveries ramp up. As a result, our cash and short-term investment balance was $11.4 billion at June 30, 2022, down from $16.2 billion at December 31, 2021. Our debt balance of $57.2 billion at June 30, 2022 is down from $58.1 billion at December 31, 2021. Short-term debt and the current portion of long-term debt increased to $5.4 billion at June 30, 2022 from $1.3 billion at December 31, 2021. The current portion of long-term debt includes term notes of $0.3 billion maturing in the fourth quarter of 2022, $1.7 billion maturing in the first quarter of 2023, and $3.4 billion maturing in the second quarter of 2023.
As of June 30, 2022, our unused borrowing capacity on revolving credit agreements is $14.7 billion, unchanged from December 31, 2021. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs. Our borrowing capacity includes $6.3 billion scheduled to expire in October 2022, of which $3.1 billion has a one-year term out option that allows us to extend the maturity of any borrowings one additional year.
Our short-term and long-term credit ratings remained unchanged during the first half of 2022. There is risk for future downgrades.
At June 30, 2022 and December 31, 2021, trade payables included $2.4 billion and $2.3 billion payable to suppliers who have elected to participate in supply chain financing programs. We do not believe that future changes in the availability of supply chain financing will have a significant impact on our liquidity.
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

Long-term Contracts
Changes in estimated revenues, cost of sales, and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a long-term contract’s percentage-of-completion. When the current estimates of total sales and costs for a long-term contract, and/or contractual options that are probable of exercise, indicate a loss, a provision for the entire loss is recognized.
Net cumulative catch-up adjustments to prior periods' revenue and earnings, including certain losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
(Decrease)/increase to Revenue	($885)	$230	($273)	$223
(Decrease)/increase to (Loss)/earnings from operations	($1,541)	$58	($411)	$234
(Decrease)/increase to Diluted EPS	($2.27)	($0.03)	($0.29)	$0.41
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

The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Net (loss)/earnings attributable to Boeing Shareholders	($1,026)	$50	$193	$587
Less: earnings available to participating securities
Net (loss)/earnings available to common shareholders	($1,026)	$50	$193	$587
Basic
Basic weighted average shares outstanding	592.8	586.4	594.0	587.5
Less: participating securities(1)	0.3	0.4	0.3	0.4
Basic weighted average common shares outstanding	592.5	586.0	593.7	587.1
Diluted
Basic weighted average shares outstanding	592.8	586.4	594.0	587.5
Dilutive potential common shares(2)		2.2	2.4	2.7
Diluted weighted average shares outstanding	592.8	588.6	596.4	590.2
Less: participating securities(1)	0.3	0.4	0.3	0.4
Diluted weighted average common shares outstanding	592.5	588.2	596.1	589.8
Net (loss)/earnings per share:
Basic	($1.73)	$0.09	$0.32	$1.00
Diluted	(1.73)	0.09	0.32	1.00
(1)Participating securities include certain instruments in our deferred compensation plan.
(2)Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
As a result of incurring a net loss for the six months ended June 30, 2022, 3.0 million potential common shares were excluded from diluted loss per share because the effect would have been antidilutive. In addition, the following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted loss per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Performance awards	1.9	2.7	2.3	2.8
Performance-based restricted stock units	0.4	0.8	0.4	0.8
Restricted stock units	1.2	0.7	2.0
Stock options	0.7	0.3	0.8	0.3
Note 3 – Income Taxes
Our income tax expense or benefit for interim periods is normally determined using an estimate of our annual effective tax rate, adjusted for discrete items. In the second quarter of 2022, we determined that we could not make a reliable estimate of the annual effective tax rate primarily due to the sensitivity of the estimated annual tax rate to changes in forecasted pre-tax earnings in relation to significant permanent differences. As a result, the effective tax rate for the six months ended June 30, 2022 was calculated based on 2022 year-to-date results. We recorded a tax benefit of $159 for the six months ended June 30, 2022 primarily reflecting the 2022 operating losses. The difference between the 2022 year-to-date effective tax rate of 12.8% and the current federal tax rate of 21% is primarily driven by increases to the valuation allowance in 2022, which reduced our recorded income tax benefit.

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
Note 4 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the six months ended June 30, 2022 and 2021 consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Customer financing	Other assets	Total
Balance at January 1, 2021	($444)	($129)	($72)	($17)	($140)	($802)
Changes in estimates	16		(3)	1	(36)	(22)
Write-offs	15		1			16
Balance at June 30, 2021	($413)	($129)	($74)	($16)	($176)	($808)

Balance at January 1, 2022	($390)	($91)	($62)	($18)	($186)	($747)
Changes in estimates	(5)	18	1	(42)	(27)	(55)
Write-offs	242	47			133	422
Recoveries	5					5
Balance at June 30, 2022	($148)	($26)	($61)	($60)	($80)	($375)

Note 5 – Inventories
Inventories consisted of the following:

	June 30 2022	December 31 2021
Long-term contracts in progress	$637	$872
Commercial aircraft programs	69,481	68,106
Commercial spare parts, used aircraft, general stock materials and other	9,799	9,845
Total	$79,917	$78,823
Commercial spare parts, used aircraft, general stock materials and other includes capitalized precontract costs of $763 at June 30, 2022 and $648 at December 31, 2021 primarily related to KC-46A Tanker and Commercial Crew. See Note 9.
Commercial Aircraft Programs
The increase in commercial aircraft programs inventory during 2022 reflects a continued buildup of 787 aircraft, as well as growth in 777X inventory. Commercial aircraft programs inventory includes approximately 290 737 MAX aircraft and 120 787 aircraft at June 30, 2022 as compared with 335 737 MAX aircraft and 110 787 aircraft at December 31, 2021.
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
At June 30, 2022 and December 31, 2021, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $1,594 and $1,296 and unamortized tooling and other non-recurring costs of $649 and $617. At June 30, 2022, $2,230 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $13 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At June 30, 2022 and December 31, 2021, commercial aircraft programs inventory included the following amounts related to the 777X program: deferred production costs of $1,194 and $652 and $3,625 and $3,521 of unamortized tooling and other non-recurring costs. In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. The production pause is resulting in abnormal production costs that are being expensed as incurred until 777X-9 production resumes. We expensed abnormal production costs of $102 during the three months ended June 30, 2022. The 777X program has near break-even margins at June 30, 2022. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued market uncertainty, the impacts of COVID-19 on our production system as well as impacts on our supply chain and customers, further production rate adjustments for the 777X or other commercial aircraft programs, any contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
During the fourth quarter of 2021, we determined that estimated costs to complete the 787 program plus costs already included in 787 inventory exceeded estimated revenues from the program. The resulting reach-forward loss of $3,460 was recorded as a reduction to deferred production costs. At June 30, 2022 and December 31, 2021, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $12,056 and $11,693, $1,931 and $1,907 of supplier advances, and $1,822 and $1,815 of unamortized tooling and other non-recurring costs. At June 30, 2022, $9,018 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $4,860 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. We expensed abnormal production costs of $595 during the six months ended June 30, 2022.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,354 and $3,290 at June 30, 2022 and December 31, 2021.
Note 6 – Contracts with Customers
Unbilled receivables increased from $8,620 at December 31, 2021 to $9,394 at June 30, 2022, primarily driven by revenue recognized at Defense, Space & Security (BDS) and Global Services (BGS) in excess of billings.
Advances and progress billings decreased from $52,980 at December 31, 2021 to $52,066 at June 30, 2022, primarily driven by revenue recognized at BDS, Commercial Airplanes (BCA), and BGS and the return of BCA customer advances, partially offset by advances on orders received.
Revenues recognized during the six months ended June 30, 2022 and 2021 from amounts recorded as Advances and progress billings at the beginning of each year were $6,814 and $7,315. Revenues recognized during the three months ended June 30, 2022 and 2021 from amounts recorded as Advances and progress billings at the beginning of each year were $3,413 and $2,597.
Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment. Financing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate leases. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price.
Customer financing consisted of the following:

	June 30 2022	December 31 2021
Financing receivables:
Investment in sales-type/finance leases	$875	$944
Notes	403	412
Total financing receivables	1,278	1,356
Less allowance for losses on receivables	(60)	(18)
Financing receivables, net	1,218	1,338
Operating lease equipment, at cost, less accumulated depreciation of $72 and $58	483	474
Total	$1,701	$1,812
At June 30, 2022 and December 31, 2021, $406 and $378 were determined to be uncollectible financing receivables and placed on non-accrual status. The increase in the allowance for losses on receivables during the six months ended June 30, 2022 was primarily due to impacts of the war in Ukraine. Customer financing interest income received was $6 and $3 for the six and three months ended June 30, 2022 and $11 and $5 for the six and three months ended June 30, 2021.

Our financing receivable balances at June 30, 2022 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2021	2020	2019	2018	Prior	Total
BBB						$82	$82
BB	$26	$227	$116	$41	$13	118	541
B		35				187	222
CCC			7	22		404	433
Total carrying value of financing receivables	$26	$262	$123	$63	$13	$791	$1,278
At June 30, 2022, our allowance for losses related to receivables with ratings of CCC, B, BB, and BBB. We applied default rates that averaged 90.9%, 25.8%, 3.0%, and 0.1%, respectively, to the exposure associated with those receivables.
Customer Financing Exposure
The majority of our customer financing portfolio is concentrated in the following aircraft models:

	June 30 2022	December 31 2021
717 Aircraft ($55 and $62 accounted for as operating leases)	$580	$603
747-8 Aircraft (accounted for as sales-type finance leases)	394	435
737 Aircraft ($184 and $145 accounted for as operating leases)	196	163
777 Aircraft ($211 and $225 accounted for as operating leases)	218	233
MD-80 Aircraft (accounted for as sales-type finance leases)	139	142
757 Aircraft (accounted for as sales-type finance leases)	118	126
747-400 Aircraft ($0 and $1 accounted for as operating leases)	48	50
Operating lease equipment primarily includes large commercial jet aircraft.
Lease income recorded in revenue on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021 included $36 and $25 from sales-type/finance leases, and $32 and $37 from operating leases, of which $5 and $5 related to variable operating lease payments. Lease income recorded in revenue on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 included $18 and $12 from sales-type/finance leases, and $17 and $19 from operating leases, of which $1 and $3 related to variable operating lease payments.
Profit at the commencement of sales-type leases was recorded in revenue for the six months ended June 30, 2022 and 2021 in the amount of $12 and $36. Profit at the commencement of sales-type leases was recorded in revenue for the three months ended June 30, 2022 and 2021 in the amount of $8 and $20.

Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2022	December 31 2021
Equity method investments (1)	$942	$930
Time deposits	869	7,676
Available for sale debt instruments	447	464
Equity and other investments	40	45
Restricted cash & cash equivalents(2)	41	52
Total	$2,339	$9,167
(1)Dividends received were $43 and $16 during the six and three months ended June 30, 2022 and $43 and $38 during the same periods in the prior year.
(2)Reflects amounts restricted in support of our property sales, workers’ compensation programs, and insurance premiums.
Allowance for losses on available for sale debt instruments are assessed quarterly. All instruments are considered investment grade and, as such, we have not recognized an allowance for credit losses as of June 30, 2022.
Note 9 – Commitments and Contingencies
737 MAX Grounding
Over 190 countries have approved the resumption of 737 MAX operations. The 737 MAX has yet to return to service in China and a small number of other countries. The Civil Aviation Administration of China issued an airworthiness directive in the fourth quarter of 2021 outlining actions required for airlines to return to service. While we expect 737 MAX deliveries to our customers in China to resume in 2022, subject to final regulatory approvals, risk remains around the timing and rate of those deliveries.
We increased the production rate to 31 per month in 2022, and expect to implement further gradual production rate increases based on market demand and supply chain capacity. We expensed abnormal production costs of $188 during the three months ended March 31, 2022.
We have approximately 290 airplanes in inventory as of June 30, 2022 and we anticipate delivering most of these aircraft by the end of 2023. We continue to work with a small number of customers who have requested to defer deliveries or to cancel orders for 737 MAX aircraft, and we are remarketing and/or delaying deliveries of certain aircraft included within inventory. Approximately half the aircraft in inventory are designated for customers in China. In the event that we are unable to resume aircraft deliveries in China and/or ramp up deliveries consistent with our assumptions, our expectation of delivery timing and our expectation regarding future gradual production rate increases could be impacted.

The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the six months ended June 30, 2022 and 2021.

	2022	2021
Beginning balance – January 1	$2,940	$5,537
Reductions for payments made	(844)	(1,538)
Reductions for concessions and other in-kind considerations	(5)	(27)
Changes in estimates	17	(8)
Ending balance – June 30	$2,108	$3,964
The liability balance of $2.1 billion at June 30, 2022 includes $1.7 billion of contracted customer concessions and other liabilities and $0.4 billion that remains subject to negotiation with customers. The contracted amount includes $0.9 billion expected to be liquidated by lower customer delivery payments, $0.6 billion expected to be paid in cash and $0.2 billion in other concessions. Of the cash payments to customers, we expect to pay $0.5 billion in 2022. The type of consideration to be provided for the remaining $0.4 billion will depend on the outcomes of negotiations with customers.
Environmental
The following table summarizes environmental remediation activity during the six months ended June 30, 2022 and 2021.

	2022	2021
Beginning balance – January 1	$605	$565
Reductions for payments made, net of recoveries	(11)	(24)
Changes in estimates	131	41
Ending balance – June 30	$725	$582
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2022 and December 31, 2021, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,015 and $1,094.
Product Warranties
The following table summarizes product warranty activity recorded during the six months ended June 30, 2022 and 2021.

	2022	2021
Beginning balance – January 1	$1,900	$1,527
Additions for current year deliveries	89	48
Reductions for payments made	(220)	(100)
Changes in estimates	261	293
Ending balance – June 30	$2,030	$1,768

Commercial Aircraft Commitments
In conjunction with signing definitive agreements for the sale of new aircraft, we have entered into trade-in commitments with certain customers that give them the right to trade in used aircraft at a specified price. The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources. The probability of exercise is assessed quarterly, or as events trigger a change, and takes into consideration the current economic and airline industry environments. Trade-in commitments, which can be terminated by mutual consent with the customer, may be exercised only during the period specified in the agreement, and require advance notice by the customer.
Trade-in commitment agreements at June 30, 2022 have expiration dates from 2022 through 2029. At June 30, 2022 and December 31, 2021 total contractual trade-in commitments were $1,270 and $612. As of June 30, 2022 and December 31, 2021, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $349 and $283 and the fair value of the related trade-in aircraft was $346 and $283.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $13,081 and $12,905 as of June 30, 2022 and December 31, 2021. The estimated earliest potential funding dates for these commitments as of June 30, 2022 are as follows:

Total
July through December 2022	$1,209
2023	3,700
2024	2,277
2025	2,666
2026	1,327
Thereafter	1,902
$13,081
As of June 30, 2022, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Funding Commitments
We have commitments to make additional capital contributions of $243 to joint ventures over the next five years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,410 and $3,634 as of June 30, 2022 and December 31, 2021.
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

Fixed-Price Contracts
Substantially all contracts at BDS and the majority of contracts at BGS Government are long-term contracts. Long-term contracts that are contracted on a fixed-price basis could result in losses in future periods. Certain of the fixed-price contracts are for the development of new products, services and related technologies. This development work scope is inherently uncertain and subject to significant variability in estimates of the cost and time required to complete the work by us and our suppliers. The operational and technical complexities of fixed-price development contracts create financial risk, which could trigger additional earnings charges, termination provisions, order cancellations, or other financially significant exposure.
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering, Manufacturing, and Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4.3 billion program to develop and modify two 747-8 commercial aircraft. During the first half of 2022, the reach-forward loss on the contract increased by $686 driven by higher supplier costs, higher costs to finalize certain technical requirements and schedule delays. Risk remains that we may be required to record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. In the first half of 2022, we recorded earnings charges of $103 related to the T-7A Red Hawk fixed-price EMD contract, which has a reach-forward loss at June 30, 2022, primarily due to customer testing requirements, supply chain delays and hardware qualification issues. The production portion of the contract includes 11 production lots for aircraft and related services. In 2018, we recorded a loss of $400 associated with the 11 production lots and associated support options for 346 T-7A Red Hawk aircraft that we believe are probable of being exercised. The first production and support contract option is expected to be exercised in 2023. The estimated loss increased by $351 during the first half of 2022 primarily driven by ongoing supply chain negotiations which are impacted by supply chain constraints, COVID-19, and inflationary pressures. Risk remains that we may be required to record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. The period of performance runs from 2018 through 2024. During the first half of 2022, we increased the MQ-25 reach-forward loss by $225 primarily driven by additional testing and certification activities, supplier quality, and engineering design challenges. Risk remains that we may be required to record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers. This EMD contract is a fixed-price incentive fee contract and involves highly complex designs and systems integration. Since 2016, the USAF has authorized seven low rate initial production (LRIP) lots for a total of 94 aircraft. The EMD contract and authorized LRIP lots total approximately $19 billion as of June 30, 2022. As of June 30, 2022, we had approximately $295 of capitalized precontract costs and $866 of potential termination liabilities to suppliers. During the first half of 2022, we increased the reach-forward loss on the KC-46A Tanker program by $209 primarily reflecting higher supply chain and production disruption costs. Risk remains that we may be required to record additional losses in future periods.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Contingent repurchase commitments	$545	$548	$545	$548
Credit guarantees	90	90		28	$46	$24
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

Note 11 – Postretirement Plans
The components of net periodic benefit (income)/cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2022	2021	2022	2021
Service cost	$2	$2	$1	$1
Interest cost	1,041	995	521	497
Expected return on plan assets	(1,895)	(1,931)	(948)	(965)
Amortization of prior service credits	(41)	(40)	(21)	(20)
Recognized net actuarial loss	454	620	227	310
Settlement/curtailment loss		4		3
Net periodic benefit income	($439)	($350)	($220)	($174)

Net periodic benefit cost included in (Loss)/earnings from operations	$2	$2	$1	$1
Net periodic benefit income included in Other income, net	(441)	(352)	(221)	(175)
Net periodic benefit income included in (Loss)/earnings before income taxes	($439)	($350)	($220)	($174)

	Six months ended June 30		Three months ended June 30
Other Postretirement Plans	2022	2021	2022	2021
Service cost	$36	$44	$18	$22
Interest cost	49	45	25	22
Expected return on plan assets	(5)	(3)	(3)	(1)
Amortization of prior service credits	(17)	(17)	(8)	(8)
Recognized net actuarial gain	(56)	(35)	(28)	(18)
Net periodic benefit cost	$7	$34	$4	$17

Net periodic benefit cost included in (Loss)/earnings from operations	$39	$44	$20	$22
Net periodic benefit cost included in Other income, net	(29)	(10)	(14)	(5)
Net periodic benefit cost included in (Loss)/earnings before income taxes	$10	$34	$6	$17

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

Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the six and three months ended June 30, 2022 and 2021 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments		Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2021	($30)	$1	($43)		($17,061)		($17,133)
Other comprehensive (loss)/income before reclassifications	(22)		65		10		53
Amounts reclassified from AOCI			(2)		421	(2)	419
Net current period Other comprehensive (loss)/income	(22)		63		431		472
Balance at June 30, 2021	($52)	$1	$20		($16,630)		($16,661)

Balance at January 1, 2022	($105)	$1	$6		($11,561)		($11,659)
Other comprehensive loss before reclassifications	(52)		(74)				(126)
Amounts reclassified from AOCI			30	(3)	268	(2)	298
Net current period Other comprehensive (loss)/income	(52)		(44)		268		172
Balance at June 30, 2022	($157)	$1	($38)		($11,293)		($11,487)

Balance at March 31, 2021	($66)	$1	($34)		($16,853)		($16,952)
Other comprehensive income before reclassifications	14		54		8		76
Amounts reclassified from AOCI					215	(2)	215
Net current period Other comprehensive income	14		54		223		291
Balance at June 30, 2021	($52)	$1	$20		($16,630)		($16,661)

Balance at March 31, 2022	($81)	$1	$135		($11,425)		($11,370)
Other comprehensive loss before reclassifications	(76)		(168)				(244)
Amounts reclassified from AOCI			(5)		132	(2)	127
Net current period Other comprehensive (loss)/income	(76)		(173)		132		(117)
Balance at June 30, 2022	($157)	$1	($38)		($11,293)		($11,487)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the six and three months ended June 30, 2022 of $314 and $155 (net of tax of ($84) and ($44)) and the six and three months ended June 30, 2021 totaling $463 and $235 (net of tax of ($122) and ($57)). These are included in the net periodic pension cost.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,550	$2,630	$14	$30	($112)	($52)
Commodity contracts	388	500	75	88	(9)	(18)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	688	361	12	2	(50)	(3)
Commodity contracts	670	760	9	8	(2)	(7)
Total derivatives	$4,296	$4,251	$110	$128	($173)	($80)
Netting arrangements			(31)	(30)	31	30
Net recorded balance			$79	$98	($142)	($50)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($104)	($6)	($96)	$13
Commodity contracts	30	71	(72)	41

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Foreign exchange contracts
Costs and expenses	$10	$3	$5	$3
General and administrative expense	(7)	9	(6)	6
Commodity contracts
Costs and expenses	7	(13)	6	(10)
General and administrative expense	2	3	1	1
Losses from cash flow hedges reclassified from AOCI to Other income, net because it is probable the forecasted transactions will not occur were $50 and $0 for the six months ended June 30, 2022 and 2021. Losses related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the six and three months ended June 30, 2022 and 2021.
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $25 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. For foreign exchange contracts with original maturities of at least five years, our derivative counterparties could require settlement if we default on our five-year credit facility. For certain commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. The fair value of foreign exchange and commodity contracts that have credit-risk-related contingent features that are in a net liability position at June 30, 2022 was $25. At June 30, 2022, there was no collateral posted related to our derivatives.

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

	June 30, 2022			December 31, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,573	$1,573		$1,370	$1,370
Available-for-sale debt investments:
Commercial paper	301		$301	225		$225
Corporate notes	178		178	262		262
U.S. government agencies	20		20	1		1
Other equity investments	13	13		20	20
Derivatives	79		79	98		98
Total assets	$2,164	$1,586	$578	$1,976	$1,390	$586
Liabilities
Derivatives	($142)		($142)	($50)		($50)
Total liabilities	($142)		($142)	($50)		($50)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2022		2021
	Total	Total Losses	Total	Total Losses
Investments		($31)		($7)
Customer financing assets	$44	(2)	$15	(12)
Property, plant and equipment		(19)	28	(19)
Other Assets and Acquired intangible assets	1	(20)
Total	$45	($72)	$43	($38)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the period ended June 30, 2022, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2022
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$403	$420		$420
Liabilities
Debt, excluding finance lease obligations	(57,009)	(52,730)		(52,730)

	December 31, 2021
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$412	$485		$485
Liabilities
Debt, excluding finance lease obligations	(57,921)	(65,724)		(65,724)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2022 and December 31, 2021. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Multiple legal actions have been filed against us as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. During the fourth quarter of 2021, we entered into a proposed settlement with plaintiffs in a shareholder derivative lawsuit. In March 2022, the court entered an order approving the proposed settlement and the Company committed to making certain governance changes. As a result of the settlement, the Company received $219 in the second quarter of 2022. Further, we are subject to, and cooperating with ongoing governmental and regulatory investigations and inquiries relating to the accidents and the 737 MAX. Among these is an ongoing investigation by the Securities and Exchange Commission, the outcome of which may be material. We cannot reasonably estimate a range of loss, if any, not covered by available insurance that may result given the current status of the pending lawsuits, investigations, and inquiries related to the 737 MAX.
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
BCA revenues by customer location consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Revenue from contracts with customers:
Europe	$2,233	$1,553	$1,208	$680
Latin America and Caribbean	1,136	868	308	337
Asia	2,025	1,772	1,297	1,409
Middle East	1,088	513	770	384
Other non-U.S.	568	131	387	86
Total non-U.S. revenues	7,050	4,837	3,970	2,896
United States	3,314	5,418	2,212	3,065
Estimated potential concessions and other considerations to 737 MAX customers, net	(17)	8	17	38
Total revenues from contracts with customers	10,347	10,263	6,199	5,999
Intersegment revenues eliminated on consolidation	33	21	20	16
Total segment revenues	$10,380	$10,284	$6,219	$6,015

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	100%	100%	100%	100%

BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Revenue from contracts with customers:
U.S. customers	$8,782	$10,631	$4,634	$5,111
Non-U.S. customers(1)	2,892	3,430	1,557	1,765
Total segment revenue from contracts with customers	$11,674	$14,061	$6,191	$6,876

Revenue recognized over time	99%	99%	99%	99%

Revenue recognized on fixed-price contracts	62%	69%	61%	68%

Revenue from the U.S. government(1)	89%	89%	89%	89%
(1)Includes revenues earned from foreign military sales through the U.S. government.
BGS revenues consist of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Revenue from contracts with customers:
Commercial	$4,637	$3,431	$2,361	$1,806
Government	3,810	4,272	1,842	2,202
Total revenues from contracts with customers	8,447	7,703	4,203	4,008
Intersegment revenues eliminated on consolidation	165	113	95	59
Total segment revenues	$8,612	$7,816	$4,298	$4,067

Revenue recognized at a point in time	49%	44%	49%	45%

Revenue recognized on fixed-price contracts	88%	87%	88%	86%

Revenue from the U.S. government(1)	34%	42%	33%	41%
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
Our backlog at June 30, 2022 was $371,730. We expect approximately 29% to be converted to revenue through 2023 and approximately 81% through 2026, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue due to 787 production issues and associated rework, timing of 737 MAX delivery resumption in China, timing of entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10, and the lingering effects of the COVID-19 pandemic.

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations, intercompany guarantees provided to BCC and eliminations of certain sales between segments. Such sales include airplanes sold to our BCC segment that are leased by BCC to customers under operating leases and considered transferred to the BCC segment. We generally allocate costs to business segments based on the U.S. federal cost accounting standards (CAS). Components of Unallocated items, eliminations and other (expense)/income are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Share-based plans	($108)	($142)	($25)	($14)
Deferred compensation	166	(94)	124	(42)
Amortization of previously capitalized interest	(47)	(44)	(24)	(22)
Research and development expense, net	(118)	(85)	(66)	(43)
Eliminations and other unallocated items	(247)	(297)	(103)	(177)
Unallocated items, eliminations and other	($354)	($662)	($94)	($298)

Pension FAS/CAS service cost adjustment	$413	$384	$205	$191
Postretirement FAS/CAS service cost adjustment	154	154	79	77
FAS/CAS service cost adjustment	$567	$538	$284	$268
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
Assets
Segment assets are summarized in the table below:

	June 30 2022	December 31 2021
Commercial Airplanes	$76,860	$75,863
Defense, Space & Security	15,491	14,974
Global Services	16,347	16,397
Boeing Capital	1,628	1,735
Unallocated items, eliminations and other	25,153	29,583
Total	$135,479	$138,552
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
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2022, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 27, 2022

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
The lingering effects of the COVID-19 pandemic, 787 production issues and associated rework, and the residual impacts of the 737 MAX grounding continue to have significant adverse impacts on our business and are expected to continue to negatively impact revenue, earnings and operating cash flow in future quarters.
We expect domestic travel to continue to recover faster than international travel, and we expect the narrow-body market to continue to recover faster than the wide-body market. The pace of the commercial market recovery is heavily dependent on COVID-19 infection rates and resultant government restrictions. We are seeing a strong recovery in travel demand for our airline customers in North and South America, the Middle East, and Europe. Demand for dedicated freighters continues to be strong, underpinned by a strong recovery in global trade and overall air cargo growth.
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
Airline financial performance, which influences demand for new capacity, has been adversely impacted by the COVID-19 pandemic. According to the International Air Transport Association (IATA), net losses for the airline industry were $138 billion in 2020 and are estimated to be $42 billion in 2021. IATA also forecasts $9.7 billion of losses for the industry globally in 2022, with approximately $8.8 billion of profits in North America driven by the robust domestic market being more than offset by losses in other regions. While the outlook continues to improve, we continue to face a challenging environment in the near- to medium-term as airlines are facing increased fuel and other costs, and the global economy is experiencing high inflation. The current environment is also affecting the financial viability of some airlines.
During the first quarter of 2022, we made adjustments to our estimates regarding timing of 777X-9 entry into service. We now anticipate that the first 777X-9 delivery will be delayed until 2025, based on an updated assessment of the time required to meet certification requirements. During the first quarter of 2022, we launched the 777X-8 freighter, and we expect first delivery to be in 2027.
The 737 MAX 7 and MAX 10 models are also currently going through Federal Aviation Administration (FAA) certification activities. The 737 MAX 7 is expected to be certified in 2022 and enter service in 2023. The 737 MAX 10 is expected to begin FAA certification flight testing later in 2022 and enter service in 2023. Section 116 of the December 2020 Aircraft Certification, Safety and Accountability Act (ACSAA) prohibits the FAA from issuing a type certificate to aircraft after December 27, 2022 unless the aircraft’s flight crew alerting system meets certain requirements. We are working closely with the FAA on implementation of ACSAA legislation and expect any necessary actions to be defined later this year. If we are unable to achieve certification and/or entry into service consistent with our current assumptions, future revenues, earnings and cash flows will be adversely impacted.
Deliveries of the 737 MAX resumed in the fourth quarter of 2020, when the FAA rescinded the order that grounded 737 MAX aircraft in the U.S. Over 190 countries have approved the resumption of 737 MAX operations. The 737 MAX has yet to return to service in China and a small number of other countries. The Civil Aviation Administration of China issued an airworthiness directive in the fourth quarter of 2021 outlining actions required for airlines to return to service. While we expect 737 MAX deliveries to our customers in China to resume in 2022, subject to final regulatory approvals, risk remains around the timing and rate of those deliveries.

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
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our Commercial Market Outlook forecast projects a 3.8% growth rate for passenger and cargo traffic over a 20 year period. Based on long-term global economic growth projections of 2.6% average annual gross domestic product (GDP) growth, we project demand for approximately 41,170 new airplanes over the next 20 years. The industry remains vulnerable to exogenous developments including fuel price spikes, credit market shocks, acts of terrorism, natural disasters, conflicts, epidemics, pandemics and increased global environmental regulations.
While commercial services volume at Global Services (BGS) is recovering, it remains below pre-pandemic levels. We expect the impacts of the COVID-19 pandemic to continue to have an adverse impact on BGS commercial revenues in future quarters until the commercial airline industry fully recovers. The demand outlook for our government services business remains stable.
At Defense, Space & Security (BDS), we continue to see stable demand reflecting the important role our products and services have in ensuring our national security. Outside of the U.S., we are seeing similar solid demand as governments prioritize security, defense technology and global cooperation given evolving threats. We continue to experience near-term production disruptions and inefficiencies due to COVID-19 impacts, supplier disruption and factory performance.
On July 24, 2022, employees represented by the International Association of Machinists and Aerospace Workers (IAM) District 837 voted to reject Boeing’s compensation and benefits offer. The Collective Bargaining agreement expired on July 25, 2022. The IAM District 837, which represents approximately 2,500 of Boeing’s employees, announced that the employees plan to go on strike effective August 1, 2022. While we currently do not expect a material impact to our business, a prolonged strike could disrupt our St. Louis based operations and adversely impact revenues, earnings and cash flows.
As a result of the war in Ukraine, we recorded earnings charges totaling $212 million during the first quarter of 2022, primarily related to asset impairments. We have closed our facilities in Ukraine and Russia. We are focused on the safety of our employees and retaining the strength of our engineering talent through voluntary transfers to other countries. We have also suspended our business in Russia, including parts, maintenance and technical support for Russian airlines, and purchases from Russian suppliers. We are complying with U.S. and international sanctions and export control restrictions. We have sufficient material and parts to avoid production disruptions in the near-term, but future impacts to our production from disruptions in our supply chain are possible. The war in Ukraine continues to impact our airline and lessor customers. We continue to monitor developments and potential Boeing impacts, and take mitigating actions as appropriate.

Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Revenues	$30,672	$32,215	$16,681	$16,998

GAAP
(Loss)/earnings from operations	($395)	$940	$774	$1,023
Operating margins	(1.3)%	2.9%	4.6%	6.0%
Effective income tax rate	12.8%	126.1%	57.6%	(3.3)%
Net (loss)/earnings attributable to Boeing Shareholders	($1,026)	$50	$193	$587
Diluted (loss)/earnings per share	($1.73)	$0.09	$0.32	$1.00

Non-GAAP (1)
Core operating (loss)/earnings	($962)	$402	$490	$755
Core operating margins	(3.1)%	1.2%	2.9%	4.4%
Core (loss)/earnings per share	($3.11)	($1.12)	($0.37)	$0.40
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 51-53 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Commercial Airplanes	$10,380	$10,284	$6,219	$6,015
Defense, Space & Security	11,674	14,061	6,191	6,876
Global Services	8,612	7,816	4,298	4,067
Boeing Capital	98	138	52	78
Unallocated items, eliminations and other	(92)	(84)	(79)	(38)
Total	$30,672	$32,215	$16,681	$16,998
Revenues for the six months ended June 30, 2022 decreased by $1,543 million compared with the same period in 2021 driven by lower revenues at BDS, partially offset by higher revenues at BGS and Commercial Airplanes (BCA). BDS revenues decreased by $2,387 million primarily due to lower revenue on the KC-46A Tanker program from new orders for 27 aircraft received during the first quarter of 2021, lower P-8 volume as production was reduced to one per month, and timing of material receipts. BDS revenues for the six months ended June 30, 2022 also decreased due to charges on development programs discussed below, unfavorable performance across other programs, and the absence of revenue recorded in the second quarter of 2021 related to a favorable adjustment on a non-U.S. contract. BGS revenues increased by $796 million primarily due to higher commercial services volume, partially offset by lower government services volume. BCA revenues increased by $96 million primarily driven by higher 737 MAX deliveries, partially offset by lower 787 deliveries.
Revenues for the three months ended June 30, 2022 decreased by $317 million compared with the same period in 2021 driven by lower revenues at BDS, partially offset by higher revenues at BGS and BCA. BDS revenues decreased by $685 million due to charges on development programs discussed below, unfavorable performance across other programs, lower P-8 volume, and the absence of revenue recorded in the prior year quarter related to a favorable adjustment on a non-U.S. contract. BGS revenues increased by $231 million due to higher commercial services volume, partially offset by lower government services volume. BCA revenues increased by $204 million driven by higher 737 MAX deliveries, partially offset by lower 787 deliveries.
Revenues will continue to be significantly impacted until the global supply chain stabilizes, labor shortages diminish, deliveries ramp up, and the commercial airline industry recovers from the lingering impacts of the COVID-19 pandemic.
Loss/Earnings From Operations
The following table summarizes (Loss)/earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Commercial Airplanes	($1,101)	($1,328)	($242)	($472)
Defense, Space & Security	(858)	1,363	71	958
Global Services	1,360	972	728	531
Boeing Capital	(9)	57	27	36
Segment operating (loss)/earnings	(608)	1,064	584	1,053
Pension FAS/CAS service cost adjustment	413	384	205	191
Postretirement FAS/CAS service cost adjustment	154	154	79	77
Unallocated items, eliminations and other	(354)	(662)	(94)	(298)
(Loss)/earnings from operations (GAAP)	($395)	$940	$774	$1,023
FAS/CAS service cost adjustment *	(567)	(538)	(284)	(268)
Core operating (loss)/earnings (Non-GAAP) **	($962)	$402	$490	$755
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating earnings/(loss) is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 51-53.
Loss from operations for the six months ended June 30, 2022 was $395 million compared with earnings of $940 million during the same period in 2021. BDS had a loss from operations of $858 million, compared with earnings of $1,363 million during the same period in 2021, primarily due to charges on the VC-25B, T-7A Red Hawk, KC-46A Tanker, and MQ-25 programs totaling $1,270 million recorded in the first quarter of 2022 as well as the year over year decrease in second quarter earnings of $887 million discussed below. BGS earnings from operations increased by $388 million primarily due to higher commercial services volume and favorable mix. BCA loss from operations decreased by $227 million primarily due to higher 737 MAX deliveries and lower abnormal production costs, partially offset by higher research and development spending, charges related to the war in Ukraine and other period expenses.
Earnings from operations for the three months ended June 30, 2022 decreased by $249 million compared with the same period in 2021. BDS earnings from operations decreased by $887 million. The year over year decrease reflects a number of factors including charges in the second quarter of 2022 on MQ-25 ($147 million), Commercial Crew ($93 million), T-7A Red Hawk Production Options ($51 million), and T-7A Red Hawk Engineering, Manufacturing, and Development (EMD) ($36 million). Other programs recorded lower earnings during the second quarter of 2022 due to lower volumes, supplier disruption and factory performance. BCA loss from operations decreased by $230 million due to higher 737 MAX deliveries and lower abnormal production costs, partially offset by higher research and development spending and other period expenses. BGS earnings from operations increased by $197 million due to higher commercial services volume and favorable mix.

Core operating losses for the six months ended June 30, 2022 were $962 million compared with core operating earnings of $402 million for the same period in 2021. Core operating earnings for the three months ended June 30, 2022 decreased by $265 million compared with the same period in 2021. The changes in core operating (loss)/earnings were primarily due to changes in Segment operating (loss)/earnings as described above.
For discussion related to Postretirement Plans, see Note 11 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Share-based plans	($108)	($142)	($25)	($14)
Deferred compensation	166	(94)	124	(42)
Amortization of previously capitalized interest	(47)	(44)	(24)	(22)
Research and development expense, net	(118)	(85)	(66)	(43)
Eliminations and other unallocated items	(247)	(297)	(103)	(177)
Unallocated items, eliminations and other	($354)	($662)	($94)	($298)
Share-based plans expense for the six months ended June 30, 2022 decreased by $34 million compared with the same period in 2021 due to expenses incurred in 2021 associated with a grant of restricted stock units to most employees in December 2020. Share-based plans expense for the three months ended June 30, 2022 was consistent with the same period in 2021.
Deferred compensation income was $166 million and $124 million for the six and three months ended June 30, 2022 compared with expense of $94 million and $42 million in the same periods in 2021 primarily driven by broad market conditions and changes in our stock price.
Unallocated research and development expense for the six and three months ended June 30, 2022 increased by $33 million and $23 million compared with the same periods in 2021 due to higher enterprise investments in product development.
Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
(Loss)/earnings from operations	($395)	$940	$774	$1,023
Other income, net	434	389	253	199
Interest and debt expense	(1,280)	(1,352)	(650)	(673)
(Loss)/earnings before income taxes	(1,241)	(23)	377	549
Income tax benefit/(expense)	159	29	(217)	18
Net (loss)/earnings from continuing operations	(1,082)	6	160	567
Less: Net loss attributable to noncontrolling interest	(56)	(44)	(33)	(20)
Net (loss)/earnings attributable to Boeing Shareholders	($1,026)	$50	$193	$587

For the six months ended June 30, 2022 and 2021, non-operating pension income included in Other income, net was $441 million and $352 million. The increased income was primarily due to lower amortization of net actuarial losses, partially offset by higher interest cost and lower expected return on plan assets. Non-operating postretirement income was $29 million and $10 million during the six months ended June 30, 2022 and 2021. Other income, net also included losses of $50 million during the six months ended June 30, 2022 reclassified in the first quarter of 2022 from Accumulated other comprehensive loss (AOCI) associated with certain cash flow hedges because it is probable the forecasted transactions will not occur.
For the three months ended June 30, 2022 and 2021, non-operating pension income included in Other income, net was $221 million and $175 million. The increased income was primarily due to lower amortization of net actuarial losses, partially offset by higher interest cost and lower expected return on plan assets. Non-operating postretirement income was $14 million and $5 million during the three months ended June 30, 2022 and 2021.
Interest and debt expense for the six and three months ended June 30, 2022 was lower compared with the same period in the prior year primarily as a result of lower debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2022	2021	Change	2022	2021	Change
Cost of sales	$28,204	$28,396	($192)	$14,559	$14,588	($29)
Cost of sales as a % of Revenues	92.0%	88.1%	3.9%	87.3%	85.8%	1.5%
Cost of sales for the six months ended June 30, 2022 decreased by $192 million, or 1% compared with the same period in 2021, primarily due to lower revenues at BDS in 2022, partially offset by charges recorded at BDS in 2022. Cost of sales as a percentage of Revenues increased during the six months ended June 30, 2022 compared with the same period in 2021 primarily due to higher charges recorded at BDS in 2022 than in 2021.
Cost of sales for the three months ended June 30, 2022 was consistent with the same period in 2021. Cost of sales as a percentage of Revenues increased during the three months ended June 30, 2022 compared with the same period in 2021 primarily due to higher charges recorded at BDS in 2022 than in 2021, partially offset by lower abnormal production costs at BCA.

Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Commercial Airplanes	$693	$524	$372	$255
Defense, Space & Security	466	337	233	174
Global Services	54	50	27	25
Other	118	85	66	43
Total	$1,331	$996	$698	$497
Research and development expense increased by $335 million and $201 million during the six and three months ended June 30, 2022 compared to the same periods in 2021. The increase at BCA is due to higher spending on the 777X Freighter. The increase at BDS reflects higher research and product development expenditures.
Backlog

(Dollars in millions)	June 30 2022	December 31 2021
Commercial Airplanes	$297,044	$296,882
Defense, Space & Security	55,401	59,828
Global Services	18,960	20,496
Unallocated items, eliminations and other	325	293
Total Backlog	$371,730	$377,499

Contractual backlog	$351,242	$356,362
Unobligated backlog	20,488	21,137
Total Backlog	$371,730	$377,499
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog at BDS and BGS during the six months ended June 30, 2022 was partially offset by an increase in contractual backlog at BCA. If 787 aircraft deliveries continue to be paused, we remain unable to deliver 737 MAX aircraft in China for an extended period of time, and/or entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience additional reductions to backlog and/or significant order cancellations.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the six months ended June 30, 2022 was primarily due to reclassifications to contractual backlog related to BDS and BGS contracts, partially offset by contract awards.
Additional Considerations
Global Trade We continually monitor the global trade environment in response to geopolitical economic developments, as well as changes in tariffs, trade agreements, or sanctions that may impact the Company.
The current state of U.S.-China relations remains an ongoing watch item. China is a significant market for commercial airplanes. Boeing has long-standing relationships with our Chinese customers, who represent a key component of our commercial airplanes backlog. Since 2018, the U.S. and China have imposed tariffs on each other’s imports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. Overall, the U.S.-China trade relationship remains stalled as economic and national security concerns continue to be a challenge. We continue monitoring developments for any adverse impacts to the Company.
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
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Revenues	$10,380	$10,284	$6,219	$6,015
Loss from operations	($1,101)	($1,328)	($242)	($472)
Operating margins	(10.6)%	(12.9)%	(3.9)%	(7.8)%
Revenues
BCA revenues increased by $96 million and $204 million for the six and three months ended June 30, 2022 compared with the same periods in 2021 primarily due to higher 737 MAX deliveries partially offset by lower 787 deliveries.
We resumed deliveries of 737 MAX aircraft in December 2020 following rescission by the FAA of its grounding order. While most non-U.S. jurisdictions have approved return to service of the 737 MAX, the 737 MAX has yet to return to service in China and deliveries have not yet resumed. Labor shortages and supplier issues contributed to lower deliveries of both stored and produced aircraft during the six months ended June 30, 2022. 787 deliveries have been paused since May 2021. Revenues will continue to be impacted until deliveries of the 737 MAX further ramp up, deliveries of the 787 resume and the commercial airline industry recovers from the lingering effects of impacts of COVID-19.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first six months of 2022	189	(8)	3	12	(7)	12		216
Deliveries during the first six months of 2021	113	(8)	2	13	(4)	14	14	156
Deliveries during the second quarter of 2022	103	(3)	2	7	(4)	9		121
Deliveries during the second quarter of 2021	50	(3)	1	8	(3)	8	12	79
Cumulative deliveries as of 6/30/2022	7,934		1,570	1,250		1,689	1,006
Cumulative deliveries as of 12/31/2021	7,745		1,567	1,238		1,677	1,006
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $1,101 million for the six months ended June 30, 2022 compared with $1,328 million in the same period in 2021 reflecting higher 737 MAX deliveries and lower abnormal production costs, partially offset by higher research and development spending, charges related to the war in Ukraine and other period expenses. Abnormal production costs for the six months ended June 30, 2022 were $885 million including $595 million related to the 787 program, $188 million related to 737 MAX and $102 million related to the 777X program. Abnormal production costs for the six months ended June 30, 2021 were $1,083 million related to 737 MAX.
BCA loss from operations was $242 million for the three months ended June 30, 2022 compared with $472 million in the same period in 2021 reflecting higher 737 MAX deliveries and lower abnormal production costs, partially offset by higher research and development spending and other period expenses. Abnormal production costs for the three months ended June 30, 2022 were $385 million, including $283 million related to the 787 program and $102 million related to the 777X program. Abnormal production costs for the three months ended June 30, 2021 were $515 million related to 737 MAX
Backlog
Our total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to our customers where we believe it is probable that we will collect the consideration due and where no contingencies remain before we and the customer are required to perform. Backlog does not include prospective orders where customer controlled contingencies remain, such as the customer receiving approval from its board of directors, shareholders or government or completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly certain. Backlog excludes options and Boeing Capital (BCC) orders as well as orders where customers have the unilateral right to terminate. A number of our customers may have contractual remedies, including rights to reject individual airplane deliveries if the actual delivery date is significantly later than the contractual delivery date. We address customer claims and requests for other contractual relief as they arise. The value of orders in backlog is adjusted as changes to price and schedule are agreed to with customers and is reported in accordance with the requirements of Accounting Standards Codification (ASC) 606.
BCA total backlog increased from $296,882 million as of December 31, 2021 to $297,044 million at June 30, 2022 reflecting new orders in excess of deliveries and price escalation, offset by order cancellations and by an increase in the value of existing orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog. Aircraft order cancellations during the six months ended June 30, 2022 totaled $7,524 million and primarily relate to 737 MAX and 787 aircraft. The net ASC 606 adjustments for the six months ended June 30, 2022 resulted in a decrease to backlog of $4,916 million primarily due to a net increase of 777X aircraft in the ASC 606 reserve, partially offset by net decreases in 737 MAX and 787 aircraft in the ASC 606 reserve. ASC 606 adjustments include consideration of aircraft orders where a customer controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. If 787 aircraft deliveries continue to be paused, we are unable to ramp up deliveries of 737 MAX aircraft, and/or if entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience additional reductions to backlog and/or significant order cancellations.
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

	Program
As of 6/30/2022	737	747	767	777	777X	787	†
Program accounting quantities	10,800	1,574	1,255	1,790	400	1,500
Undelivered units under firm orders	3,431	3	96	71	231	407	(11)
Cumulative firm orders	11,365	1,573	1,346	1,760	231	1,413

As of 12/31/2021	737	747	767	777	777X	787	†
Program accounting quantities	10,400	1,574	1,243	1,750	350	1,500
Undelivered units under firm orders	3,414	6	108	58	253	411	(14)
Cumulative firm orders	11,159	1,573	1,346	1,735	253	1,417
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
In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. We implemented the production pause during the second quarter of 2022, and it is expected to result in abnormal production costs of approximately $1.5 billion that are being expensed as incurred until 777X-9 production resumes.
The 777X program has near break-even gross margins at June 30, 2022. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued market uncertainty, the impacts of COVID-19 on our production system as well as impacts on our supply chain and customers, customer negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
The accounting quantity for the 777 program increased by 40 and 10 units during the six and three months ended June 30, 2022 due to the program's normal progress of obtaining additional orders and delivering airplanes. The production rate for the combined 777/777X program is expected to increase from 2 per month to 3 per month in the second half of 2022.
787 Program At June 30, 2022 we have approximately 120 aircraft in inventory. Deliveries remain paused due to production quality issues. We continue to conduct inspections and rework on undelivered aircraft and engage in detailed discussions with the FAA regarding required actions for resuming delivery of the 787. We are currently producing at very low rates and expect that to continue until deliveries resume, gradually returning to 5 per month over time. In the third quarter of 2021, we determined that in the current environment production rates below 5 per month represent abnormally low production rates and result in abnormal production costs, and that inspections and rework costs on inventoried aircraft are excessive and should also be accounted for as abnormal production costs that are required to be expensed as incurred. As a result of these impacts, we continue to expect to incur approximately $2 billion of abnormal production costs on a cumulative basis with most being incurred by the end of 2023. We continue to work with customers and suppliers regarding timing of future deliveries and production rate changes. We are also continuing to implement changes in the production process designed to ensure that newly-built airplanes meet our specifications and do not require further inspections and rework.
During the fourth quarter of 2021, we recorded a loss of $3.5 billion on the program primarily due to the additional rework, as well as other actions required to resume 787 deliveries taking longer than expected. These impacts have resulted in longer than expected delivery delays and associated customer considerations.
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
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Consolidated Appropriations Act, 2022, enacted in March 2022, provided fiscal year 2022 (FY22) appropriations for government departments and agencies, including $742.3 billion for the United States Department of Defense (U.S. DoD) and $24 billion for the National Aeronautics and Space Administration (NASA). The enacted FY22 appropriations included funding for Boeing’s major programs, including the F/A-18 Super Hornet, F-15EX, CH-47 Chinook, AH-64 Apache, V-22 Osprey, KC-46A tanker, and the Space Launch System.
In April 2022, the U.S. government released details of the President’s budget request for fiscal year 2023 (FY23), which included requests for $773 billion in funding for the U.S. DoD and $26 billion for NASA. The FY23 defense budget requests funding for many of Boeing’s programs, but does not request funding for F/A-18, CH-47F Block II, V-22, or P-8 production aircraft. These programs also continue to pursue non-U.S. sales opportunities. There is ongoing uncertainty with respect to program-level appropriations for U.S. DoD, NASA and other government agencies for FY23 and beyond. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows.
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Revenues	$11,674	$14,061	$6,191	$6,876
(Loss)/earnings from operations	($858)	$1,363	$71	$958
Operating margins	(7.3%)	9.7%	1.1%	13.9%
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

Deliveries of units for new-build production aircraft, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
F/A-18 Models	8	11	4	7
F-15 Models	5	8	4	5
CH-47 Chinook (New)	9	6	5	3
CH-47 Chinook (Renewed)	4	4	1	1
AH-64 Apache (New)	13	15	6	6
AH-64 Apache (Remanufactured)	28	31	13	16
P-8 Models	6	6	3	3
KC-46 Tanker	8	4	4	2
Total	81	85	40	43
Revenues
BDS revenues for the six months ended June 30, 2022 decreased by $2,387 million compared with the same period in 2021, primarily due to lower revenue on the KC-46A Tanker program from new orders for 27 aircraft received during the first quarter of 2021, lower P-8 volume as production was reduced to one per month, and timing of material receipts. BDS revenues for the six months ended June 30, 2022 also decreased due to charges on development programs discussed below, unfavorable performance across other programs, and the absence of revenue recorded in the second quarter of 2021 related to a favorable adjustment on a non-U.S. contract. Cumulative contract catch-up adjustments for the six months ended June 30, 2022 were $1,018 million more unfavorable than the comparable period in the prior year largely due to charges on VC-25B, KC-46A Tanker, and MQ-25 and the prior year favorable contract adjustment.
BDS revenues for the three months ended June 30, 2022 decreased by $685 million compared with the same period in 2021, due to charges on development programs discussed below, unfavorable performance across other programs, lower P-8 volume, and the absence of revenue recorded in the prior year quarter related to a favorable adjustment on a non-U.S. contract. Cumulative contract catch-up adjustments were $448 million more unfavorable than the comparable period in the prior year largely due to charges on development programs, the prior year favorable contract adjustment and other program performance.
Loss/Earnings From Operations
BDS loss from operations was $858 million for the six months ended June 30, 2022 compared with earnings from operations of $1,363 million in the same period in 2021 primarily due to charges on the VC-25B, T-7A Red Hawk, KC-46A Tanker, and MQ-25 programs totaling $1,270 million recorded in the first quarter of 2022 as well as the year over year decrease in second quarter earnings of $887 million discussed below. The net unfavorable cumulative contract catch-up adjustments for the six months ended June 30, 2022 were $1,510 million higher than the comparable period in the prior year.
BDS earnings from operations was $71 million for the three months ended June 30, 2022 compared with earnings from operations of $958 million in the same period in 2021. The year over year decrease reflects a number of factors including charges in the second quarter of 2022 on MQ-25 ($147 million), Commercial Crew ($93 million), T-7A Red Hawk Production Options ($51 million), and T-7A Red Hawk EMD ($36 million). Other programs recorded lower earnings during the second quarter of 2022 due to lower volumes, supplier disruption and factory performance. Net unfavorable cumulative contract catch-up adjustments for the three months ended June 30, 2022 were $620 million higher than the comparable period in the prior year reflecting the charges and performance issues described above. The year over year decrease also reflects the absence of gains recorded in the prior year quarter largely related to a favorable adjustment on a non-U.S. contract.
See further discussion of fixed-price contracts in Note 9 to our Condensed Consolidated Financial Statements.
BDS loss/earnings from operations includes equity earnings of $40 million and $13 million for the six and three months ended June 30, 2022 compared with equity earnings of $37 million and $30 million for the same periods in 2021. The year over year variances reflect changes in earnings from our United Launch Alliance joint venture.
Backlog
BDS backlog decreased from $59,828 million as of December 31, 2021 to $55,401 million at June 30, 2022, primarily due to revenue recognized on contracts awarded in prior periods.
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
Some of our development programs are contracted on a fixed-price basis and BDS customers are increasingly seeking fixed-price proposals for new programs. Examples of significant fixed-price development programs include Commercial Crew, KC-46A Tanker, MQ-25, T-7A Red Hawk, VC-25B, and commercial and military satellites. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. Many development programs have highly complex designs. As technical, quality or similar issues in the supply chain arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, the loss of satellite in-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues.

Global Services
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Revenues	$8,612	$7,816	$4,298	$4,067
Earnings from operations	$1,360	$972	$728	$531
Operating margins	15.8%	12.4%	16.9%	13.1%
Revenues
BGS revenues for the six months ended June 30, 2022 increased by $796 million compared with the same period in 2021 primarily due to higher commercial services volume, partially offset by lower government services volume. The decrease in government services volume is partly driven by the discontinuation of an engine distribution agreement in the second quarter of 2022. The net favorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2022 was $97 million lower than the comparable period in the prior year.
BGS revenues for the three months ended June 30, 2022 increased by $231 million compared with the same period in 2021 primarily due to higher commercial services volume, partially offset by lower government services volume. The decrease in government services volume is partly driven by the discontinuation of an engine distribution agreement. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2022 was $48 million higher than the comparable period in the prior year.
Earnings From Operations
BGS earnings from operations for the six months ended June 30, 2022 increased by $388 million compared with the same period in 2021, primarily due to higher commercial services volume and favorable mix. The net favorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2022 was $89 million lower than the comparable period in the prior year.
BGS earnings from operations for the three months ended June 30, 2022 increased by $197 million compared with the same period in 2021, primarily due to higher commercial services volume and favorable mix. The net favorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2022 was $25 million lower than the comparable period in the prior year.
Backlog
BGS backlog decreased from $20,496 million as of December 31, 2021 to $18,960 million at June 30, 2022, primarily due to revenue recognized on contracts awarded in prior years.
Boeing Capital
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Revenues	$98	$138	$52	$78
(Loss)/earnings from operations	($9)	$57	$27	$36
Operating margins	(9.2)%	41.3%	51.9%	46.2%

Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the six and three months ended June 30, 2022 decreased by $40 million and $26 million compared with the same periods in 2021 primarily due to lower gains on re-lease of assets and lower commitment fee income.
Loss/Earnings From Operations
BCC’s earnings from operations is presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. For the six months ended June 30, 2022, BCC had a loss from operations of $9 million, compared with earnings from operations of $57 million during the same period in 2021, primarily due to an increase in the allowance for losses on receivables as a result of the war in Ukraine and lower revenues. Earnings from operations during the three months ended June 30, 2022 and 2021 were $27 million and $36 million due to lower revenues.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2022	December 31 2021
Customer financing and investment portfolio, net	$1,613	$1,720
Other assets, primarily cash and short-term investments	418	462
Total assets	$2,031	$2,182

Other liabilities, primarily deferred income taxes	$203	$347
Debt, including intercompany loans	1,525	1,525
Equity	303	310
Total liabilities and equity	$2,031	$2,182

Debt-to-equity ratio	5-to-1	4.9-to-1
BCC’s customer financing and investment portfolio at June 30, 2022 decreased $107 million from December 31, 2021 primarily due to an increase in the allowance for losses and portfolio run-off, partially offset by new volume.
BCC enters into certain intercompany transactions with other Boeing segments, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2022	2021
Net (loss)/earnings	($1,082)	$6
Non-cash items	2,320	2,130
Changes in assets and liabilities	(4,373)	(6,006)
Net cash used by operating activities	(3,135)	(3,870)
Net cash provided by investing activities	6,231	4,423
Net cash used by financing activities	(998)	(67)
Effect of exchange rate changes on cash and cash equivalents	(71)	(14)
Net increase in cash & cash equivalents, including restricted	2,027	472
Cash & cash equivalents, including restricted, at beginning of year	8,104	7,835
Cash & cash equivalents, including restricted, at end of period	$10,131	$8,307
Operating Activities Net cash used by operating activities was $3.1 billion during the six months ended June 30, 2022, compared with $3.9 billion during the same period in 2021. Net loss for the six months ended June 30, 2022 was $1.1 billion compared with net earnings of $6 million during the same period in 2021. Changes in assets and liabilities for the six months ended June 30, 2022 were $4.4 billion compared with $6.0 billion during the same period in 2021 driven by changes in Accounts payable and Accrued liabilities, partially offset by Inventories and Advances and progress billings. Compensation payments to 737 MAX customers totaled $0.8 billion and $1.5 billion during the six months ended June 30, 2022 and 2021. In the first quarter of 2021, we paid $0.7 billion consistent with the terms of the Deferred Prosecution Agreement between Boeing and the U.S. Department of Justice. Cash used by Advances and progress billings was $0.9 billion in 2022, as compared with $0.3 billion of cash provided in 2021. Cash used by Inventories was $1.3 billion in 2022, as compared with $0.4 billion of cash provided in 2021 primarily reflecting the continued build-up of 787 aircraft, as well as growth in 777X inventory. The pause in 787 deliveries and the residual impacts of the 737 MAX grounding are expected to continue to have a significant negative impact on our operating cash flows until 787 deliveries resume and 737 MAX deliveries ramp up.
Payables to suppliers who elected to participate in supply chain financing programs increased by $0.1 billion during the six months ended June 30, 2022 and decreased by $0.4 billion during the six months ended June 30, 2021. Supply chain financing is not material to our overall liquidity.
Investing Activities Cash provided by investing activities was $6.2 billion during the six months ended June 30, 2022, compared with $4.4 billion during the same period in 2021, primarily due to net proceeds from investments of $6.8 billion in 2022 compared to $4.9 billion in 2021. In the six months ended June 30, 2022 and 2021, capital expenditures were $0.6 billion and $0.5 billion. We expect capital expenditures in 2022 to be higher than in 2021.
Financing Activities Cash used by financing activities was $1.0 billion during the six months ended June 30, 2022 compared with $67 million during the same period in 2021. During the six months ended June 30, 2022, net repayments were $1.0 billion compared with $56 million in the same period in 2021.
As of June 30, 2022 the total debt balance was $57.2 billion, down from $58.1 billion at December 31, 2021. At June 30, 2022, $5.4 billion of debt was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $1.5 billion, $0.3 billion of which was classified as short-term.
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
At June 30, 2022, we had $10.1 billion of cash and $1.4 billion of short-term investments. At June 30, 2022, we had $14.7 billion of unused borrowing capacity on revolving credit line agreements, of which $6.3 billion expires in October 2022, $5.3 billion expires in March 2023, and $3.2 billion expires in October 2024. Of the $6.3 billion scheduled to expire in October 2022, $3.1 billion has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At June 30, 2022, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Customer Financing commitments totaled $13.1 billion and $12.9 billion at June 30, 2022 and December 31, 2021. The increase relates to the addition of new financing commitments in excess of expirations. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $725 million at June 30, 2022. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Earnings, Core Operating Margin and Core Earnings Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings, core operating margin and core earnings per share exclude the FAS/CAS service cost adjustment. The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Core earnings per share excludes both the FAS/CAS service cost adjustment and non-

operating pension and postretirement expenses. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to BCA and certain BGS businesses supporting commercial customers. Pension costs allocated to BDS and BGS businesses supporting government customers are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid.
The Pension FAS/CAS service cost adjustments recognized in (Loss)/earnings from operations were benefits of $413 million and $205 million for the six and three months ended June 30, 2022, compared with benefits of $384 million and $191 million for the same periods in 2021. The higher benefits in 2022 were primarily due to increases in allocated pension cost year over year. The non-operating pension expenses included in Other income, net were benefits of $441 million and $221 million for the six and three months ended June 30, 2022, compared with benefits of $352 million and $175 million for the same periods in 2021. The higher benefits in 2022 were primarily due to lower amortization of actuarial losses, partially offset by higher interest cost and lower expected return on plan assets.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 39 of this Form 10-Q and on page 29 of our 2021 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit costs primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of GAAP Measures to Non-GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings/(loss), core operating margin and core earnings/(loss) per share with the most directly comparable GAAP financial measures of earnings/(loss) from operations, operating margins and diluted earnings/(loss) per share.

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2022	2021	2022	2021
Revenues	$30,672	$32,215	$16,681	$16,998
(Loss)/earnings from operations, as reported	($395)	$940	$774	$1,023
Operating margins	(1.3)%	2.9%	4.6%	6.0%

Pension FAS/CAS service cost adjustment (1)	($413)	($384)	($205)	($191)
Postretirement FAS/CAS service cost adjustment (1)	(154)	(154)	(79)	(77)
FAS/CAS service cost adjustment (1)	($567)	($538)	($284)	($268)
Core operating (loss)/earnings (non-GAAP)	($962)	$402	$490	$755
Core operating margins (non-GAAP)	(3.1)%	1.2%	2.9%	4.4%

Diluted (loss)/earnings per share, as reported	($1.73)	$0.09	$0.32	$1.00
Pension FAS/CAS service cost adjustment (1)	(0.70)	(0.65)	(0.35)	(0.32)
Postretirement FAS/CAS service cost adjustment (1)	(0.26)	(0.26)	(0.13)	(0.13)
Non-operating pension expense (2)	(0.74)	(0.60)	(0.37)	(0.30)
Non-operating postretirement expense (2)	(0.05)	(0.02)	(0.02)	(0.01)
Provision for deferred income taxes on adjustments (3)	0.37	0.32	0.18	0.16
Core (loss)/earnings per share (non-GAAP)	($3.11)	($1.12)	($0.37)	$0.40

Weighted average diluted shares (in millions)	592.8	588.6	596.4	590.2
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have financial instruments that are subject to interest rate risk, principally fixed- and floating-rate debt obligations, and customer financing assets and liabilities. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt. As of June 30, 2022, we do not have any significant floating-rate debt obligations. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes.
There have been no significant changes to our foreign currency exchange rate or commodity price risk since December 31, 2021.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2022 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended June 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2022 thru 4/30/2022	7,197	$197.00
5/1/2022 thru 5/31/2022	2,068	146.60
6/1/2022 thru 6/30/2022	1,285	136.28
Total	10,550	$179.72
(1)A total of 10,550 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of The Boeing Company, as amended and restated, effective June 28, 2022
15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 27, 2022	/s/ Carol J. Hibbard
(Date)	Carol J. Hibbard
Senior Vice President and Controller