Form 10-Q
period 2022-09-30
BOEING CO
filed 2022-10-26
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 19, 2022, there were 595,983,192 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2022

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Sales of products	$38,767	$39,224	$13,331	$12,552
Sales of services	7,861	8,269	2,625	2,726
Total revenues	46,628	47,493	15,956	15,278

Cost of products	(38,237)	(35,166)	(14,541)	(11,271)
Cost of services	(6,725)	(6,771)	(2,230)	(2,288)
Boeing Capital interest expense	(20)	(25)	(7)	(7)
Total costs and expenses	(44,982)	(41,962)	(16,778)	(13,566)
	1,646	5,531	(822)	1,712
(Loss)/income from operating investments, net	(27)	195	(24)	120
General and administrative expense	(2,757)	(3,169)	(1,226)	(1,097)
Research and development expense, net	(2,058)	(1,571)	(727)	(575)
Gain on dispositions, net	2	283		169
(Loss)/earnings from operations	(3,194)	1,269	(2,799)	329
Other income, net	722	419	288	30
Interest and debt expense	(1,901)	(2,021)	(621)	(669)
Loss before income taxes	(4,373)	(333)	(3,132)	(310)
Income tax (expense)/benefit	(17)	207	(176)	178
Net loss	(4,390)	(126)	(3,308)	(132)
Less: net loss attributable to noncontrolling interest	(89)	(67)	(33)	(23)
Net loss attributable to Boeing Shareholders	($4,301)	($59)	($3,275)	($109)

Basic loss per share	($7.24)	($0.10)	($5.49)	($0.19)

Diluted loss per share	($7.24)	($0.10)	($5.49)	($0.19)

Weighted average diluted shares (millions)	594.0	587.3	596.3	589.0
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Net loss	($4,390)	($126)	($3,308)	($132)
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(123)	(63)	(71)	(41)
Unrealized loss on certain investments, net of tax of $0, $0, $0 and $0	(2)		(2)
Unrealized (loss)/gain on derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $46, ($18), $25 and ($1)	(157)	64	(83)	(1)
Reclassification adjustment for losses/(gains) included in net loss, net of tax of ($6), $2, $2 and $2	24	(6)	(6)	(4)
Total unrealized (loss)/gain on derivative instruments, net of tax	(133)	58	(89)	(5)
Defined benefit pension plans and other postretirement benefits:
Amortization of prior service credits included in net periodic pension cost, net of tax of $19, $18, $7 and $6	(68)	(68)	(22)	(23)
Net actuarial gain arising during the period, net of tax of $0, ($106), $0 and ($104)		1,551		1,544
Amortization of actuarial losses included in net periodic pension cost, net of tax of ($129), ($182), ($45) and ($60)	469	690	155	227
Settlements included in net loss, net of tax of $0, ($11), $0 and ($10)		145		142
Pension and postretirement (cost)/benefit related to our equity method investments, net of tax of $0, ($1), $0 and $0	(2)	2	(2)	(1)
Total defined benefit pension plans and other postretirement benefits, net of tax	399	2,320	131	1,889
Other comprehensive income/(loss), net of tax	141	2,315	(31)	1,843
Comprehensive (loss)/income, net of tax	(4,249)	2,189	(3,339)	1,711
Less: Comprehensive loss related to noncontrolling interest	(89)	(67)	(33)	(23)
Comprehensive (loss)/income attributable to Boeing Shareholders, net of tax	($4,160)	$2,256	($3,306)	$1,734
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2022	December 31 2021
Assets
Cash and cash equivalents	$13,494	$8,052
Short-term and other investments	763	8,192
Accounts receivable, net	2,673	2,641
Unbilled receivables, net	9,316	8,620
Current portion of customer financing, net	155	117
Inventories	79,777	78,823
Other current assets, net	3,073	2,221
Total current assets	109,251	108,666
Customer financing, net	1,513	1,695
Property, plant and equipment, net of accumulated depreciation of $21,208 and $20,538	10,508	10,918
Goodwill	8,045	8,068
Acquired intangible assets, net	2,371	2,562
Deferred income taxes	77	77
Investments	979	975
Other assets, net of accumulated amortization of $897 and $975	4,814	5,591
Total assets	$137,558	$138,552
Liabilities and equity
Accounts payable	$9,793	$9,261
Accrued liabilities	21,217	18,455
Advances and progress billings	53,177	52,980
Short-term debt and current portion of long-term debt	5,431	1,296
Total current liabilities	89,618	81,992
Deferred income taxes	230	218
Accrued retiree health care	3,356	3,528
Accrued pension plan liability, net	7,951	9,104
Other long-term liabilities	2,250	1,750
Long-term debt	51,788	56,806
Total liabilities	155,193	153,398
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	9,705	9,052
Treasury stock, at cost - 416,639,182 and 423,343,707 shares	(51,054)	(51,861)
Retained earnings	30,107	34,408
Accumulated other comprehensive loss	(11,518)	(11,659)
Total shareholders’ deficit	(17,699)	(14,999)
Noncontrolling interests	64	153
Total equity	(17,635)	(14,846)
Total liabilities and equity	$137,558	$138,552
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2022	2021
Cash flows – operating activities:
Net loss	($4,390)	($126)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Non-cash items –
Share-based plans expense	528	677
Treasury shares issued for 401(k) contribution	928	951
Depreciation and amortization	1,477	1,610
Investment/asset impairment charges, net	78	72
Customer financing valuation adjustments	39	(3)
Gain on dispositions, net	(2)	(283)
Other charges and credits, net	388	(82)
Changes in assets and liabilities –
Accounts receivable	(22)	(280)
Unbilled receivables	(678)	(2,010)
Advances and progress billings	204	781
Inventories	(1,164)	508
Other current assets	(860)	279
Accounts payable	590	(3,565)
Accrued liabilities	2,416	(3,168)
Income taxes receivable, payable and deferred	1,382	1,011
Other long-term liabilities	(114)	(168)
Pension and other postretirement plans	(1,053)	(731)
Customer financing, net	76	170
Other	232	225
Net cash provided/(used) by operating activities	55	(4,132)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(896)	(758)
Proceeds from disposals of property, plant and equipment	19	385
Acquisitions, net of cash acquired		(6)
Contributions to investments	(2,773)	(27,902)
Proceeds from investments	10,182	35,664
Other	(11)	6
Net cash provided by investing activities	6,521	7,389
Cash flows – financing activities:
New borrowings	19	9,822
Debt repayments	(1,038)	(11,049)
Stock options exercised	39	36
Employee taxes on certain share-based payment arrangements	(36)	(47)
Net cash used by financing activities	(1,016)	(1,238)
Effect of exchange rate changes on cash and cash equivalents	(134)	(34)
Net increase in cash & cash equivalents, including restricted	5,426	1,985
Cash & cash equivalents, including restricted, at beginning of year	8,104	7,835
Cash & cash equivalents, including restricted, at end of period	13,530	9,820
Less restricted cash & cash equivalents, included in Investments	36	56
Cash and cash equivalents at end of period	$13,494	$9,764
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the nine months ended September 30, 2022 and 2021
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2021	$5,061	$7,787	($52,641)	$38,610	($17,133)	$241	($18,075)
Net loss				(59)		(67)	(126)
Other comprehensive income, net of tax of ($298)					2,315		2,315
Share-based compensation		677					677
Treasury shares issued for stock options exercised, net		(24)	60				36
Treasury shares issued for other share-based plans, net		(85)	41				(44)
Treasury shares issued for 401(k) contribution		441	510				951
Balance at September 30, 2021	$5,061	$8,796	($52,030)	$38,551	($14,818)	$174	($14,266)

Balance at January 1, 2022	$5,061	$9,052	($51,861)	$34,408	($11,659)	$153	($14,846)
Net loss				(4,301)		(89)	(4,390)
Other comprehensive income, net of tax of ($70)					141		141
Share-based compensation		528					528
Treasury shares issued for stock options exercised, net		(25)	64				39
Treasury shares issued for other share-based plans, net		(75)	40				(35)
Treasury shares issued for 401(k) contribution		225	703				928
Balance at September 30, 2022	$5,061	$9,705	($51,054)	$30,107	($11,518)	$64	($17,635)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended September 30, 2022 and 2021
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at July 1, 2021	$5,061	$8,481	($52,223)	$38,660	($16,661)	$197	($16,485)
Net loss				(109)		(23)	(132)
Other comprehensive income, net of tax of ($167)					1,843		1,843
Share-based compensation		184					184
Treasury shares issued for stock options exercised, net		(5)	12				7
Treasury shares issued for other share-based plans, net		(9)	3				(6)
Treasury shares issued for 401(k) contribution		145	178				323
Balance at September 30, 2021	$5,061	$8,796	($52,030)	$38,551	($14,818)	$174	($14,266)

Balance at July 1, 2022	$5,061	$9,475	($51,319)	$33,382	($11,487)	$97	($14,791)
Net loss				(3,275)		(33)	(3,308)
Other comprehensive loss, net of tax of ($11)					(31)		(31)
Share-based compensation		176					176
Treasury shares issued for stock options exercised, net		(4)	8				4
Treasury shares issued for other share-based plans, net		(3)	2				(1)
Treasury shares issued for 401(k) contribution		61	255				316
Balance at September 30, 2022	$5,061	$9,705	($51,054)	$30,107	($11,518)	$64	($17,635)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Revenues:
Commercial Airplanes	$16,643	$14,743	$6,263	$4,459
Defense, Space & Security	16,981	20,678	5,307	6,617
Global Services	13,044	12,037	4,432	4,221
Boeing Capital	150	209	52	71
Unallocated items, eliminations and other	(190)	(174)	(98)	(90)
Total revenues	$46,628	$47,493	$15,956	$15,278
(Loss)/earnings from operations:
Commercial Airplanes	($1,744)	($2,021)	($643)	($693)
Defense, Space & Security	(3,656)	1,799	(2,798)	436
Global Services	2,093	1,616	733	644
Boeing Capital	14	99	23	42
Segment operating (loss)/earnings	(3,293)	1,493	(2,685)	429
Unallocated items, eliminations and other	(747)	(1,032)	(393)	(370)
FAS/CAS service cost adjustment	846	808	279	270
(Loss)/earnings from operations	(3,194)	1,269	(2,799)	329
Other income, net	722	419	288	30
Interest and debt expense	(1,901)	(2,021)	(621)	(669)
Loss before income taxes	(4,373)	(333)	(3,132)	(310)
Income tax (expense)/benefit	(17)	207	(176)	178
Net loss	(4,390)	(126)	(3,308)	(132)
Less: Net loss attributable to noncontrolling interest	(89)	(67)	(33)	(23)
Net loss attributable to Boeing Shareholders	($4,301)	($59)	($3,275)	($109)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 18 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2021 Annual Report on Form 10-K.
Liquidity Matters
During the first nine months of 2022, net cash provided by operating activities was $0.1 billion. Our operating cash flows continue to be impacted by lower commercial airplane deliveries. We expect a negative impact on our operating cash flows until commercial deliveries ramp up. Charges recorded on BDS fixed-price development contracts are expected to negatively impact cash flows in future periods. Our cash and short-term investment balance was $14.3 billion at September 30, 2022, down from $16.2 billion at December 31, 2021. Our debt balance of $57.2 billion at September 30, 2022 is down from $58.1 billion at December 31, 2021. Short-term debt and the current portion of long-term debt increased to $5.4 billion at September 30, 2022 from $1.3 billion at December 31, 2021. The current portion of long-term debt includes term notes of $0.3 billion maturing in the fourth quarter of 2022, $1.7 billion maturing in the first quarter of 2023, and $3.4 billion maturing in the second quarter of 2023.
As of September 30, 2022, our unused borrowing capacity is $12.0 billion, down from $14.7 billion at June 30, 2022. In August 2022, we renewed the 364-day facility for $5.8 billion, which now expires in August 2023. This 364-day facility has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs. See Note 11.
Our short-term and long-term credit ratings remained unchanged during the first nine months of 2022. There is risk for future downgrades.
At September 30, 2022 and December 31, 2021, trade payables included $2.2 billion and $2.3 billion payable to suppliers who have elected to participate in supply chain financing programs. We do not believe that future changes in the availability of supply chain financing will have a significant impact on our liquidity.
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
Net cumulative catch-up adjustments to prior periods' revenue and earnings, including certain losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
(Decrease)/increase to Revenue	($2,204)	$167	($1,319)	($63)
Increase to (Loss)/(decrease) to earnings from operations	($3,965)	($84)	($2,424)	($142)
Decrease to Diluted EPS	($6.70)	($0.05)	($4.29)	($0.10)
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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Net loss available to common shareholders	($4,301)	($59)	($3,275)	($109)
Basic
Basic weighted average shares outstanding	594.0	587.3	596.3	589.0
Less: participating securities(1)	0.3	0.4	0.3	0.4
Basic weighted average common shares outstanding	593.7	586.9	596.0	588.6
Diluted
Diluted weighted average shares outstanding	594.0	587.3	596.3	589.0
Less: participating securities(1)	0.3	0.4	0.3	0.4
Diluted weighted average common shares outstanding	593.7	586.9	596.0	588.6
Net loss per share:
Basic	($7.24)	($0.10)	($5.49)	($0.19)
Diluted	(7.24)	(0.10)	(5.49)	(0.19)
(1)Participating securities include certain instruments in our deferred compensation plan.

3.2 million, 3.5 million, 2.3 million and 2.7 million potential common shares were excluded from the diluted loss per share calculation for the nine and three months ended September 30, 2022 and 2021, respectively, because the effect would have been antidilutive as a result of incurring a net loss in those periods. In addition, the following table includes the number of shares that may be dilutive potential common shares in the future. These shares were not included in the computation of diluted loss per share because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Performance awards	2.1	2.8	2.5	3.0
Performance-based restricted stock units	0.4	0.8	0.4	0.8
Restricted stock units	1.3	0.5	1.6
Stock options	0.7	0.3	0.8	0.3
Note 3 – Income Taxes
Our effective tax rate for the nine months ended September 30, 2022 was (0.4)% and primarily reflects the 21% federal tax rate and research and development tax credits which are more than offset by an increase to the valuation allowance and other permanent items. The effective tax rate for the three months ended September 30, 2022 reflects additional tax expense to adjust prior quarters' results to the annual effective tax rate.
As of September 30, 2022 and December 31, 2021, the Company had recorded valuation allowances of $3,569 and $2,423 primarily for certain federal deferred tax assets, as well as for certain federal and state net operating loss and tax credit carryforwards. The increase in the valuation allowance during 2022 is primarily due to tax credits and other carryforwards generated in 2022 that cannot be realized in 2022. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. Based on these methods, deferred tax liabilities are assumed to reverse and generate taxable income over the next 5 to 10 years while deferred tax assets related to pension and other postretirement benefit obligations are assumed to reverse and generate tax deductions over the next 15 to 20 years. The valuation allowance primarily results from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of deferred tax assets.
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

Note 4 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the nine months ended September 30, 2022 and 2021 consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Customer financing	Other assets	Total
Balance at January 1, 2021	($444)	($129)	($72)	($17)	($140)	($802)
Changes in estimates	15	3	(3)	3	(45)	(27)
Write-offs	21		1		13	35
Recoveries	1					1
Balance at September 30, 2021	($407)	($126)	($74)	($14)	($172)	($793)

Balance at January 1, 2022	($390)	($91)	($62)	($18)	($186)	($747)
Changes in estimates		19	(16)	(38)	(31)	(66)
Write-offs	246	47	1		133	427
Recoveries	5					5
Balance at September 30, 2022	($139)	($25)	($77)	($56)	($84)	($381)
Note 5 – Inventories
Inventories consisted of the following:

	September 30 2022	December 31 2021
Long-term contracts in progress	$488	$872
Commercial aircraft programs	69,552	68,106
Commercial spare parts, used aircraft, general stock materials and other	9,737	9,845
Total	$79,777	$78,823
Commercial spare parts, used aircraft, general stock materials and other includes capitalized precontract costs of $734 at September 30, 2022 and $648 at December 31, 2021 primarily related to KC-46A Tanker and Commercial Crew. See Note 9.
Commercial Aircraft Programs
The increase in commercial aircraft programs inventory during 2022 reflects growth in 777X inventory and continued buildup of 787 aircraft, partially offset by a decrease in 737 MAX inventory. Commercial aircraft programs inventory includes approximately 270 737 MAX aircraft and 115 787 aircraft at September 30, 2022 as compared with 335 737 MAX aircraft and 110 787 aircraft at December 31, 2021.
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
At September 30, 2022 and December 31, 2021, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $2,387 and $1,296 and unamortized tooling and other non-recurring costs of $645 and $617. At September 30, 2022, $3,012 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $20 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

At September 30, 2022 and December 31, 2021, commercial aircraft programs inventory included the following amounts related to the 777X program: deferred production costs of $1,236 and $652 and $3,696 and $3,521 of unamortized tooling and other non-recurring costs. In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. The production pause is resulting in abnormal production costs that are being expensed as incurred until 777X-9 production resumes. We expensed abnormal production costs of $213 during the nine months ended September 30, 2022. The 777X program has near break-even margins at September 30, 2022. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued market uncertainty, the lingering impacts of COVID-19 on our production system as well as impacts on our supply chain and customers, further production rate adjustments for the 777X or other commercial aircraft programs, any contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
During the fourth quarter of 2021, we determined that estimated costs to complete the 787 program plus costs already included in 787 inventory exceeded estimated revenues from the program. The resulting reach-forward loss of $3,460 was recorded as a reduction to deferred production costs. At September 30, 2022 and December 31, 2021, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $11,868 and $11,693, $1,946 and $1,907 of supplier advances, and $1,795 and $1,815 of unamortized tooling and other non-recurring costs. At September 30, 2022, $9,015 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $4,648 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. We expensed abnormal production costs of $925 during the nine months ended September 30, 2022.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,427 and $3,290 at September 30, 2022 and December 31, 2021.
Note 6 – Contracts with Customers
Unbilled receivables increased from $8,620 at December 31, 2021 to $9,316 at September 30, 2022, primarily driven by revenue recognized at Defense, Space & Security (BDS) and Global Services (BGS) in excess of billings.
Advances and progress billings increased from $52,980 at December 31, 2021 to $53,177 at September 30, 2022, primarily driven by advances on orders received at BDS and BGS, partially offset by revenue recognized and cash returns at Commercial Airplanes (BCA).
Revenues recognized during the nine months ended September 30, 2022 and 2021 from amounts recorded as Advances and progress billings at the beginning of each year were $9,501 and $10,131. Revenues recognized during the three months ended September 30, 2022 and 2021 from amounts recorded as Advances and progress billings at the beginning of each year were $2,687 and $2,816.

Note 7 – Customer Financing
Customer financing primarily relates to the Boeing Capital (BCC) segment. Financing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate leases. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price.
Customer financing consisted of the following:

	September 30 2022	December 31 2021
Financing receivables:
Investment in sales-type/finance leases	$847	$944
Notes	401	412
Total financing receivables	1,248	1,356
Less allowance for losses on receivables	56	18
Financing receivables, net	1,192	1,338
Operating lease equipment, at cost, less accumulated depreciation of $81 and $58	477	474
Total	$1,669	$1,812
At September 30, 2022 and December 31, 2021, $406 and $378 were determined to be uncollectible financing receivables and placed on non-accrual status. The increase in the allowance for losses on receivables during the nine months ended September 30, 2022 was primarily due to impacts of the war in Ukraine. Customer financing interest income received was $10 and $4 for the nine and three months ended September 30, 2022 and $14 and $3 for the nine and three months ended September 30, 2021.
Our financing receivable balances at September 30, 2022 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2021	2020	2019	2018	Prior	Total
BBB						$72	$72
BB	$35	$223	$114	$40	$12	159	583
B		35				166	201
CCC				21		371	392
Total carrying value of financing receivables	$35	$258	$114	$61	$12	$768	$1,248
At September 30, 2022, our allowance for losses related to receivables with ratings of CCC, B, BB, and BBB. We applied default rates that averaged 99.1%, 27.9%, 3.0%, and 0.1%, respectively, to the exposure associated with those receivables.

Customer Financing Exposure
The majority of our customer financing portfolio is concentrated in the following aircraft models:

	September 30 2022	December 31 2021
717 Aircraft ($53 and $62 accounted for as operating leases)	$567	$603
747-8 Aircraft (accounted for as sales-type/finance leases)	394	435
737 Aircraft ($176 and $145 accounted for as operating leases)	189	163
777 Aircraft ($212 and $225 accounted for as operating leases)	212	233
MD-80 Aircraft (accounted for as sales-type/finance leases)	136	142
757 Aircraft (accounted for as sales-type/finance leases)	112	126
747-400 Aircraft ($0 and $1 accounted for as operating leases)	47	50
Operating lease equipment primarily includes large commercial jet aircraft.
Lease income recorded in revenue on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021 included $52 and $38 from sales-type/finance leases, and $50 and $53 from operating leases, of which $6 and $6 related to variable operating lease payments. Lease income recorded in revenue on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021 included $16 and $13 from sales-type/finance leases, and $18 and $16 from operating leases, of which $1 and $1 related to variable operating lease payments.
Profit at the commencement of sales-type leases was recorded in revenue for the nine months ended September 30, 2022 and 2021 in the amount of $16 and $57. Profit at the commencement of sales-type leases was recorded in revenue for the three months ended September 30, 2022 and 2021 in the amount of $4 and $21.
Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2022	December 31 2021
Equity method investments (1)	$944	$930
Time deposits	286	7,676
Available for sale debt instruments	440	464
Equity and other investments	36	45
Restricted cash & cash equivalents(2)	36	52
Total	$1,742	$9,167
(1)Dividends received were $95 and $52 during the nine and three months ended September 30, 2022 and $52 and $9 during the same periods in the prior year. During the third quarter of 2021, Boeing and AE Industrial Partners announced a strategic partnership to establish a dedicated aerospace venture fund. This transaction resulted in the deconsolidation of HorizonX and generated a gain of $117 which is included in (Loss)/income from operating investments, net.
(2)Reflects amounts restricted in support of our property sales, workers’ compensation programs, and insurance premiums.
Allowance for losses on available for sale debt instruments are assessed quarterly. All instruments are considered investment grade and we have not recognized an allowance for credit losses as of September 30, 2022.

Note 9 – Commitments and Contingencies
737 MAX Grounding
Over 190 countries have approved the resumption of 737 MAX operations. The 737 MAX has yet to return to service in China and a small number of other countries. The Civil Aviation Administration of China issued an airworthiness directive in the fourth quarter of 2021 outlining actions required for airlines to return to service. There is uncertainty regarding timing of return to service and resumption of deliveries in China which are still subject to final regulatory approvals. We continue to work with a small number of customers who have requested to defer deliveries or to cancel orders for 737 MAX aircraft, and we are remarketing and/or delaying deliveries of certain aircraft included within inventory.
We increased the production rate to 31 per month in 2022, and expect to implement further gradual production rate increases based on market demand and supply chain capacity. We expensed abnormal production costs of $188 during the three months ended March 31, 2022.
We have approximately 270 airplanes in inventory as of September 30, 2022. Due to ongoing uncertainties the program is facing including uncertainty regarding timing of resumption of deliveries to Chinese customers, we now anticipate delivering most of these aircraft by the end of 2024. We have approximately 140 aircraft in inventory that are designated for customers in China. We are exploring options to remarket some of these aircraft to other customers. In the event that we are unable to resume aircraft deliveries in China or remarket those aircraft and/or ramp up deliveries consistent with our assumptions, our expectation of delivery timing and our expectation regarding future gradual production rate increases could be impacted.
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the nine months ended September 30, 2022 and 2021.

	2022	2021
Beginning balance – January 1	$2,940	$5,537
Reductions for payments made	(959)	(2,040)
Reductions for concessions and other in-kind considerations	(29)	(53)
Changes in estimates	(16)	(1)
Ending balance – September 30	$1,936	$3,443
The liability balance of $1.9 billion at September 30, 2022 includes $1.6 billion of contracted customer concessions and other liabilities and $0.3 billion that remains subject to negotiation with customers. The contracted amount includes $0.9 billion expected to be liquidated by lower customer delivery payments, $0.6 billion expected to be paid in cash and $0.1 billion in other concessions. Of the cash payments to customers, we expect to pay $0.1 billion in 2023 and $0.5 billion in 2024. The type of consideration to be provided for the remaining $0.3 billion will depend on the outcomes of negotiations with customers.
Environmental
The following table summarizes environmental remediation activity during the nine months ended September 30, 2022 and 2021.

	2022	2021
Beginning balance – January 1	$605	$565
Reductions for payments made, net of recoveries	(22)	(35)
Changes in estimates	171	99
Ending balance – September 30	$754	$629
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2022 and December 31, 2021, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,066 and $1,094.
Product Warranties
The following table summarizes product warranty activity recorded during the nine months ended September 30, 2022 and 2021.

	2022	2021
Beginning balance – January 1	$1,900	$1,527
Additions for current year deliveries	143	71
Reductions for payments made	(305)	(182)
Changes in estimates	355	439
Ending balance – September 30	$2,093	$1,855
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
Trade-in commitment agreements at September 30, 2022 have expiration dates from 2022 through 2029. At September 30, 2022 and December 31, 2021 total contractual trade-in commitments were $1,262 and $612. As of September 30, 2022 and December 31, 2021, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $310 and $283 and the fair value of the related trade-in aircraft was $309 and $283.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $16,495 and $12,905 as of September 30, 2022 and December 31, 2021. The estimated earliest potential funding dates for these commitments as of September 30, 2022 are as follows:

Total
October through December 2022	$829
2023	3,710
2024	2,510
2025	3,242
2026	2,374
Thereafter	3,830
$16,495

As of September 30, 2022, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Funding Commitments
We have commitments to make additional capital contributions of $265 to joint ventures over the next six years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit and surety bonds aggregated approximately $4,850 and $3,634 as of September 30, 2022 and December 31, 2021.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering, Manufacturing, and Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4.3 billion program to develop and modify two 747-8 commercial aircraft. During the nine and three months ended September 30, 2022, we increased the reach-forward loss on the contract by $1,452 and $766 driven by higher costs to incorporate certain technical requirements, increases to factory modification labor and support engineering, schedule delays and higher supplier costs. The increase in the third quarter of 2022 was primarily driven by increases to cost estimates associated with factory modification labor and support engineering resources due to labor shortages and inefficiencies that we now estimate will persist longer than previously anticipated, higher supplier cost estimates based on ongoing supplier negotiations and higher levels of engineering design changes due to technical requirements which are driving increased rework and schedule delays. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. This EMD contract is a fixed-price incentive fee contract and involves highly complex designs and systems integration. Since 2016, the USAF has authorized eight low rate initial production (LRIP) lots for a total of 109 aircraft. The EMD contract and authorized LRIP lots total approximately $21 billion as of

September 30, 2022. As of September 30, 2022, we had approximately $207 of capitalized precontract costs and $228 of potential termination liabilities to suppliers related to unexercised future lots.
During the nine and three months ended September 30, 2022, we increased the reach-forward loss on the KC-46A Tanker program by $1,374 and $1,165 primarily reflecting higher production and supply chain costs partially driven by labor shortages and supply chain disruption. The increase in the reach-forward loss in the third quarter of 2022 is primarily driven by factory unit time performance expectations that assume continued production disruption due to labor shortages and supply chain disruption. Factory unit time estimates also reflect reduced benefits from prior investments in productivity enablers and higher factory unit time to produce aircraft for the remaining life of the program. The third quarter charge also reflects increased estimated change incorporation costs for flight test aircraft as well as schedule delays to complete the Remote Vision System. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. During the nine and three months ended September 30, 2022, we increased the MQ-25 reach-forward loss by $576 and $351 primarily driven by higher manufacturing and engineering support costs, additional testing and certification activities, supplier quality, and engineering design challenges. The increase in the third quarter of 2022 is primarily driven by higher than anticipated costs to manufacture the EMD units reflecting recent performance which is resulting in additional factory resources and increased engineering costs to address design and supplier quality issues. We also increased costs associated with flight test support this quarter. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. During the nine and three months ended September 30, 2022, we recorded earnings charges of $203 and $100 related to the T-7A Red Hawk fixed-price EMD contract, which has a reach-forward loss at September 30, 2022, primarily due to supply chain, hardware qualification issues and schedule delays and customer testing requirements. The increase in the reach-forward loss in the third quarter of 2022 was primarily driven by delays in achieving Military Flight Release and additional cost growth to resolve technical issues and other engineering design changes that were identified during the third quarter. EMD aircraft flight testing is now estimated to start in 2023.
The production portion of the contract includes 11 production lots for aircraft and related services. In 2018, we recorded a loss of $400 associated with the 11 production lots and associated support options for 346 T-7A Red Hawk aircraft that we believe are probable of being exercised. The first production and support contract option is expected to be exercised in 2024. We increased the estimated reach-forward loss by $536 and $185 during the nine and three months ended September 30, 2022 primarily driven by ongoing supply chain negotiations (which are impacted by supply chain constraints and inflationary pressures), and design revisions. The increase in the reach-forward loss in the third quarter of 2022 was primarily driven by cost growth as a result of engineering and design changes as well as an increase in the number of expected units in the initial production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
National Aeronautics and Space Administration (NASA) has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station. During the second quarter of 2022 we successfully completed the uncrewed Orbital Flight Test. A crewed flight test is now expected to be completed in 2023. During the nine and three months ended September 30, 2022, we increased the reach-forward loss by $288 and $195 primarily reflecting increases to estimated costs related to completing the crewed flight tests and revised schedules for both the crewed flight test and three post certification missions. The increase recorded in the third quarter of 2022 was primarily driven by timing of the three future post certification missions which are now assumed to be completed by 2026 based on NASA’s revised launch plans. We had previously assumed that the post certification missions would be completed by 2024. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2022	December 31 2021	September 30 2022	December 31 2021	September 30 2022	December 31 2021
Contingent repurchase commitments	$545	$548	$545	$548
Credit guarantees	90	90	1	28	$46	$24
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
Note 11 – Debt
As of September 30, 2022, we had $12,000 currently available under credit line agreements. In the third quarter of 2022, we entered into a $5,800 364-day revolving credit agreement expiring in August 2023, a $3,000 three-year revolving credit agreement expiring in August 2025, and amended our $3,200 five-year revolving credit agreement, which expires in October 2024, primarily to incorporate a LIBOR successor rate. The 364-day facility has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.

Note 12 – Postretirement Plans
The components of net periodic benefit (income)/cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2022	2021	2022	2021
Service cost	$2	$2
Interest cost	1,561	1,493	$520	$498
Expected return on plan assets	(2,843)	(2,894)	(948)	(963)
Amortization of prior service credits	(61)	(60)	(20)	(20)
Recognized net actuarial loss	681	924	227	304
Settlement/curtailment (gain)/loss	(4)	156	(4)	152
Net periodic benefit income	($664)	($379)	($225)	($29)

Net periodic benefit cost included in (Loss)/earnings from operations	$2	$2
Net periodic benefit income included in Other income, net	(666)	(381)	($225)	($29)
Net periodic benefit income included in Loss before income taxes	($664)	($379)	($225)	($29)

	Nine months ended September 30		Three months ended September 30
Other Postretirement Plans	2022	2021	2022	2021
Service cost	$54	$66	$18	$22
Interest cost	73	68	24	23
Expected return on plan assets	(8)	(6)	(3)	(3)
Amortization of prior service credits	(26)	(26)	(9)	(9)
Recognized net actuarial gain	(83)	(52)	(27)	(17)
Net periodic benefit cost	$10	$50	$3	$16

Net periodic benefit cost included in (Loss)/earnings from operations	$59	$66	$20	$22
Net periodic benefit income included in Other income, net	(44)	(16)	(15)	(6)
Net periodic benefit cost included in Loss before income taxes	$15	$50	$5	$16
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
Restricted Stock Units
On February 16, 2022, we granted 1,804,541 restricted stock units (RSU) to our executives as part of our long-term incentive program. The RSUs granted under this program have a grant date fair value of $217.48 per unit. On July 29, 2022, we also granted 2,568,112 RSUs with a grant date fair value of $157.69 per unit as part of our long-term incentive program, accelerating awards planned for 2023 to retain executives. The RSUs granted under this program will generally vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the RSUs will not vest and all rights to the stock units will terminate.

Note 14 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the nine and three months ended September 30, 2022 and 2021 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments		Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2021	($30)	$1	($43)		($17,061)		($17,133)
Other comprehensive (loss)/income before reclassifications	(63)		64		1,553	(2)	1,554
Amounts reclassified from AOCI			(6)		767	(3)	761
Net current period Other comprehensive (loss)/income	(63)		58		2,320		2,315
Balance at September 30, 2021	($93)	$1	$15		($14,741)		($14,818)

Balance at January 1, 2022	($105)	$1	$6		($11,561)		($11,659)
Other comprehensive loss before reclassifications	(123)	(2)	(157)		(2)		(284)
Amounts reclassified from AOCI			24	(4)	401	(3)	425
Net current period Other comprehensive (loss)/income	(123)	(2)	(133)		399		141
Balance at September 30, 2022	($228)	($1)	($127)		($11,162)		($11,518)

Balance at June 30, 2021	($52)	$1	$20		($16,630)		($16,661)
Other comprehensive (loss)/income before reclassifications	(41)		(1)		1,543	(2)	1,501
Amounts reclassified from AOCI			(4)		346	(3)	342
Net current period Other comprehensive (loss)/income	(41)		(5)		1,889		1,843
Balance at September 30, 2021	($93)	$1	$15		($14,741)		($14,818)

Balance at June 30, 2022	($157)	$1	($38)		($11,293)		($11,487)
Other comprehensive loss before reclassifications	(71)	(2)	(83)		(2)		(158)
Amounts reclassified from AOCI			(6)		133	(3)	127
Net current period Other comprehensive (loss)/income	(71)	(2)	(89)		131		(31)
Balance at September 30, 2022	($228)	($1)	($127)		($11,162)		($11,518)
(1)     Net of tax.
(2)    Primarily relates to remeasurement of assets and benefit obligations related to the Company's pension plans resulting in an actuarial gain for the nine and three months ended September 30, 2021 of $1,551 and $1,544 (net of tax of ($106) and ($104)). See Note 12.
(3)    Primarily relates to amortization of actuarial losses for the nine and three months ended September 30, 2022 of $469 and $155 (net of tax of ($129) and ($45)) and the nine and three months ended September 30, 2021 totaling $690 and $227 (net of tax of ($182) and ($60)). These are included in the net periodic pension cost.
(4)    Includes losses of $39 (net of tax of ($11)) from cash flow hedges reclassified to Other income, net because the forecasted transactions are probable of not occurring.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2022	December 31 2021	September 30 2022	December 31 2021	September 30 2022	December 31 2021
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,639	$2,630	$5	$30	($200)	($52)
Commodity contracts	476	500	72	88	(20)	(18)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	616	361	26	2	(58)	(3)
Commodity contracts	518	760	6	8	(2)	(7)
Total derivatives	$4,249	$4,251	$109	$128	($280)	($80)
Netting arrangements			(38)	(30)	38	30
Net recorded balance			$71	$98	($242)	($50)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	($186)	($49)	($82)	($43)
Commodity contracts	29	113	(1)	42

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Foreign exchange contracts
Revenues	$1		$1
Costs and expenses	9	$8	(1)	$5
General and administrative expense	(14)	9	(7)
Commodity contracts
Costs and expenses	18	(13)	11
General and administrative expense	6	4	4	1
Losses from cash flow hedges reclassified from AOCI to Other income, net because it is probable the forecasted transactions will not occur were $50 and $0 for the nine months ended September 30, 2022 and 2021. Losses related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the nine and three months ended September 30, 2022 and 2021.
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $8 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facility, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at September 30, 2022 was $50. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At September 30, 2022, there was no collateral posted related to our derivatives.

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

	September 30, 2022			December 31, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,732	$1,732		$1,370	$1,370
Available-for-sale debt investments:
Commercial paper	280		$280	225		$225
Corporate notes	176		176	262		262
U.S. government agencies	43		43	1		1
Other equity investments	10	10		20	20
Derivatives	71		71	98		98
Total assets	$2,312	$1,742	$570	$1,976	$1,390	$586
Liabilities
Derivatives	($242)		($242)	($50)		($50)
Total liabilities	($242)		($242)	($50)		($50)
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
Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2022				2021
	Total	Level 2	Level 3	Total Losses	Total	Level 2	Level 3	Total Losses
Investments				($31)				($8)
Customer financing assets	$47		$47	(7)	$17		$17	(12)
Property, plant and equipment				(19)	103	$103		(45)
Other Assets and Acquired intangible assets	1		1	(21)				(7)
Total	$48		$48	($78)	$120	$103	$17	($72)
Level 3 Investments, Property, plant and equipment, Other assets and Acquired intangible assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. Level 2 Property, plant and equipment were valued based on a third party valuation using a combination of income and market approaches that considered estimates of net operating income, capitalization rates and adjusted for as-is condition. The fair value of the impaired customer financing assets includes operating lease equipment and investments in sales type-leases/finance leases and is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the period ended September 30, 2022, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Customer financing assets	$47	Market approach	Aircraft value publications	$40 - $51(1) Median $46
			Aircraft condition adjustments	($4) - $5(2) Net $1
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2022
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$401	$417		$417
Liabilities
Debt, excluding finance lease obligations	(57,021)	(50,734)		(50,734)

	December 31, 2021
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$412	$485		$485
Liabilities
Debt, excluding finance lease obligations	(57,921)	(65,724)		(65,724)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2022 and December 31, 2021. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Multiple legal actions have been filed against us as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. During the fourth quarter of 2021, we entered into a proposed settlement with plaintiffs in a shareholder derivative lawsuit. In March 2022, the court entered an order approving the proposed settlement and the Company committed to making certain governance changes. As a result of the settlement, the Company received $219 in the second quarter of 2022. In September 2022, we settled a previously disclosed investigation by the Securities and Exchange Commission related to the 737 MAX accidents and consented to a civil penalty, which resulted in an earnings charge of $200 that was paid in October 2022. Further, we are subject to, and cooperating with ongoing governmental and regulatory investigations and inquiries relating to the accidents and the 737 MAX. We cannot reasonably estimate a range of loss, if any, not covered by available insurance that may result given the current status of the pending lawsuits, investigations, and inquiries related to the accidents and the 737 MAX.
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
Note 18 – Segment and Revenue Information
Our primary profitability measurements to review a segment’s operating results are (Loss)/earnings from operations and operating margins. We operate in four reportable segments: BCA, BDS, BGS, and BCC. All other activities fall within Unallocated items, eliminations and other. See page 7 for the Summary of Business Segment Data, which is an integral part of this note.

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
BCA revenues by customer location consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Revenue from contracts with customers:
Europe	$2,833	$2,776	$600	$1,223
Latin America and Caribbean	1,586	958	450	90
Asia	3,315	1,958	1,290	186
Middle East	1,297	719	209	206
Other non-U.S.	918	261	350	130
Total non-U.S. revenues	9,949	6,672	2,899	1,835
United States	6,607	8,012	3,293	2,594
Estimated potential concessions and other considerations to 737 MAX customers, net	16	1	33	(7)
Total revenues from contracts with customers	16,572	14,685	6,225	4,422
Intersegment revenues eliminated on consolidation	71	58	38	37
Total segment revenues	$16,643	$14,743	$6,263	$4,459

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	100%	100%	99%	99%

BDS revenues on contracts with customers, based on the customer's location, consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Revenue from contracts with customers:
U.S. customers	$12,493	$15,464	$3,711	$4,833
Non-U.S. customers(1)	4,488	5,214	1,596	1,784
Total segment revenue from contracts with customers	$16,981	$20,678	$5,307	$6,617

Revenue recognized over time	99%	99%	99%	99%

Revenue recognized on fixed-price contracts	60%	68%	54%	67%

Revenue from the U.S. government(1)	90%	89%	91%	89%
(1)Includes revenues earned from foreign military sales through the U.S. government.
BGS revenues consist of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Revenue from contracts with customers:
Commercial	$7,111	$5,392	$2,474	$1,961
Government	5,692	6,465	1,882	2,193
Total revenues from contracts with customers	12,803	11,857	4,356	4,154
Intersegment revenues eliminated on consolidation	241	180	76	67
Total segment revenues	$13,044	$12,037	$4,432	$4,221

Revenue recognized at a point in time	50%	45%	51%	46%

Revenue recognized on fixed-price contracts	88%	87%	88%	87%

Revenue from the U.S. government(1)	33%	41%	32%	40%
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
Our backlog at September 30, 2022 was $381,315. We expect approximately 23% to be converted to revenue through 2023 and approximately 78% through 2026, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue due to timing of 787 deliveries from inventory, timing of 737 MAX delivery resumption in China, timing of entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10, and the lingering effects of the COVID-19 pandemic.

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations, intercompany guarantees provided to BCC and eliminations of certain sales between segments. Such sales include airplanes sold to our BCC segment that are leased by BCC to customers and considered transferred to the BCC segment. We generally allocate costs to business segments based on the U.S. federal cost accounting standards (CAS). Components of Unallocated items, eliminations and other (expense)/income are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Share-based plans	($64)	($171)	$44	($29)
Deferred compensation	204	(86)	38	8
Amortization of previously capitalized interest	(71)	(66)	(24)	(22)
Research and development expense, net	(161)	(144)	(43)	(59)
Eliminations and other unallocated items	(655)	(565)	(408)	(268)
Unallocated items, eliminations and other	($747)	($1,032)	($393)	($370)

Pension FAS/CAS service cost adjustment	$621	$576	$208	$192
Postretirement FAS/CAS service cost adjustment	225	232	71	78
FAS/CAS service cost adjustment	$846	$808	$279	$270
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
Assets
Segment assets are summarized in the table below:

	September 30 2022	December 31 2021
Commercial Airplanes	$76,833	$75,863
Defense, Space & Security	15,040	14,974
Global Services	16,237	16,397
Boeing Capital	1,591	1,735
Unallocated items, eliminations and other	27,857	29,583
Total	$137,558	$138,552
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
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2022, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 26, 2022

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
We expect domestic travel to continue to recover before international travel and for the narrow-body market to follow domestic travel recovery, while the wide-body market continues to be paced by international travel recovery. The pace of the commercial market recovery remains impacted by government restrictions related to COVID-19. We are seeing a strong recovery in travel demand for our airline customers in North and South America, the Middle East, and Europe, and demand for dedicated freighters continues to be underpinned by a strong recovery in global trade.
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
Airline financial performance, which influences demand for new capacity, has been adversely impacted by the COVID-19 pandemic. According to the International Air Transport Association (IATA), net losses for the airline industry were $138 billion in 2020 and are estimated to be $42 billion in 2021. IATA also forecasts $9.7 billion of losses for the industry globally in 2022, with approximately $8.8 billion of profits in North America driven by the robust domestic market being more than offset by losses in other regions. While the outlook continues to improve, we continue to face a challenging environment in the near-to medium-term as airlines are facing increased fuel and other costs, and the global economy is experiencing high inflation. The current environment is also affecting the financial viability of some airlines.
During the first quarter of 2022, we made adjustments to our estimates regarding timing of 777X-9 entry into service. We now anticipate that the first 777X-9 delivery will be delayed until 2025, based on an updated assessment of the time required to meet certification requirements. During the first quarter of 2022, we launched the 777X-8 freighter, and we expect first delivery to be in 2027.
The 737 MAX 7 and MAX 10 models are also currently going through Federal Aviation Administration (FAA) certification activities. We are following the lead of the FAA as we work through the certification process, and currently expect the 737 MAX 7 to be certified in 2022 or 2023 and enter service in 2023, and the 737 MAX 10 to begin FAA certification flight testing in 2022 or 2023 and enter service in 2023 or 2024. However, Section 116 of the December 2020 Aircraft Certification, Safety and Accountability Act (ACSAA) prohibits the FAA from issuing a type certificate to aircraft after December 27, 2022 unless the aircraft’s flight crew alerting system meets certain specifications. With safety as our primary focus, we continue to work to meet all current regulatory requirements to support certification, and are also engaged in discussions with stakeholders concerning a possible extension to the ACSAA's December 27, 2022 deadline.
We currently have approximately 27 MAX 7 and 3 MAX 10 aircraft in inventory and approximately 250 MAX 7 and 600 MAX 10 aircraft in backlog. If the ACSAA deadline is not amended and we otherwise fail to achieve certification, we might choose to discontinue the MAX 7 and/or MAX 10, resulting in future earnings charges and other financial impacts. We may be able to partially mitigate some of these financial impacts to the extent that customers exercise substitution rights into MAX 8 and/or MAX 9 aircraft.

Deliveries of the 737 MAX resumed in the fourth quarter of 2020, when the FAA rescinded the order that grounded 737 MAX aircraft in the U.S. Over 190 countries have approved the resumption of 737 MAX operations. The 737 MAX has yet to return to service in China and a small number of other countries. The Civil Aviation Administration of China issued an airworthiness directive in the fourth quarter of 2021 outlining actions required for airlines to return to service. There is uncertainty regarding timing of return to service and resumption of deliveries in China which are still subject to final regulatory approvals.
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our Commercial Market Outlook forecast projects a 3.8% growth rate for passenger and cargo traffic over a 20 year period. Based on long-term global economic growth projections of 2.6% in average annual gross domestic product, we project demand for approximately 41,170 new airplanes over the next 20 years. The industry remains vulnerable to exogenous developments including fuel price spikes, credit market shocks, acts of terrorism, natural disasters, conflicts, epidemics, pandemics and increased global environmental regulations.
During the third quarter, commercial services volume at Global Services (BGS) recovered to pre-pandemic levels. We expect BGS commercial revenues to remain strong in future quarters as the commercial airline industry continues to recover. The demand outlook for our government services business remains stable.
At Defense, Space & Security (BDS), we continue to see stable demand reflecting the important role our products and services have in ensuring our national security. Outside of the U.S., we are seeing similar solid demand as governments prioritize security, defense technology and global cooperation given evolving threats. We continue to experience near-term production disruptions and inefficiencies due to the lingering impacts of COVID-19, supplier disruption, labor shortages and factory performance. These factors have contributed to significant earnings charges on a number of fixed-price development programs which are expected to adversely affect cash flows in future periods.
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

Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Revenues	$46,628	$47,493	$15,956	$15,278

GAAP
(Loss)/earnings from operations	($3,194)	$1,269	($2,799)	$329
Operating margins	(6.8)%	2.7%	(17.5)%	2.2%
Effective income tax rate	(0.4)%	62.2%	(5.6)%	57.4%
Net loss attributable to Boeing Shareholders	($4,301)	($59)	($3,275)	($109)
Diluted loss per share	($7.24)	($0.10)	($5.49)	($0.19)

Non-GAAP (1)
Core operating (loss)/earnings	($4,040)	$461	($3,078)	$59
Core operating margins	(8.7)%	1.0%	(19.3)%	0.4%
Core loss per share	($9.31)	($1.72)	($6.18)	($0.60)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 51-53 for important information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Commercial Airplanes	$16,643	$14,743	$6,263	$4,459
Defense, Space & Security	16,981	20,678	5,307	6,617
Global Services	13,044	12,037	4,432	4,221
Boeing Capital	150	209	52	71
Unallocated items, eliminations and other	(190)	(174)	(98)	(90)
Total	$46,628	$47,493	$15,956	$15,278
Revenues for the nine months ended September 30, 2022 decreased by $865 million compared with the same period in 2021 driven by lower revenues at BDS, partially offset by higher revenues at Commercial Airplanes (BCA) and BGS. BDS revenues decreased by $3,697 million primarily due to charges on development programs. BCA revenues increased by $1,900 million primarily driven higher 737 MAX deliveries. BGS revenues increased by $1,007 million primarily due to higher commercial services volume.
Revenues for the three months ended September 30, 2022 increased by $678 million compared with the same period in 2021 driven by higher revenues at BCA and BGS, partially offset by lower revenues at BDS. BCA revenues increased by $1,804 million due to the resumption of 787 deliveries and higher 737 MAX deliveries. BGS revenues increased by $211 million due to higher commercial services volume. BDS revenues decreased by $1,310 million primarily due to charges on development programs.

Revenues will continue to be significantly impacted until the global supply chain stabilizes, labor shortages diminish, deliveries ramp up, and the commercial airline industry recovers from the lingering impacts of the COVID-19 pandemic.
(Loss)/Earnings From Operations
The following table summarizes (Loss)/earnings from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Commercial Airplanes	($1,744)	($2,021)	($643)	($693)
Defense, Space & Security	(3,656)	1,799	(2,798)	436
Global Services	2,093	1,616	733	644
Boeing Capital	14	99	23	42
Segment operating (loss)/earnings	(3,293)	1,493	(2,685)	429
Pension FAS/CAS service cost adjustment	621	576	208	192
Postretirement FAS/CAS service cost adjustment	225	232	71	78
Unallocated items, eliminations and other	(747)	(1,032)	(393)	(370)
(Loss)/earnings from operations (GAAP)	($3,194)	$1,269	($2,799)	$329
FAS/CAS service cost adjustment *	(846)	(808)	(279)	(270)
Core operating (loss)/earnings (Non-GAAP) **	($4,040)	$461	($3,078)	$59
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating (loss)/earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 51-53.
Loss from operations for the nine months ended September 30, 2022 was $3,194 million compared with earnings of $1,269 million during the same period in 2021. BDS had a loss from operations of $3,656 million compared with earnings of $1,799 million during the same period in 2021, primarily due to charges on development programs ($4,429 million). BGS earnings from operations increased by $477 million primarily due to higher commercial services volume and favorable mix, partially offset by lower government services performance. BCA loss from operations decreased by $277 million primarily due to higher 737 MAX deliveries and lower abnormal production costs, partially offset by higher research and development spending, charges related to the war in Ukraine and other period expenses.
Loss from operations for the three months ended September 30, 2022 was $2,799 million compared with earnings of $329 million during the same period in 2021. BDS had a loss from operations of $2,798 million, compared with earnings of $436 million during the same period in 2021. The year over year change at BDS primarily reflects charges on development programs in the third quarter of 2022 of $2,762 million. Other BDS programs also recorded lower earnings during the third quarter of 2022 due to lower volumes, supplier disruption and factory performance. BGS earnings from operations increased by $89 million due to higher commercial services volume and favorable mix, partially offset by lower government services performance. BCA loss from operations decreased by $50 million reflecting higher 737 MAX deliveries and lower abnormal production costs, partially offset by higher research and development spending and other period expenses.
Core operating losses for the nine months ended September 30, 2022 were $4,040 million compared with core operating earnings of $461 million for the same period in 2021. Core operating losses for the three months ended September 30, 2022 were $3,078 million compared with core operating earnings of $59 million for the same period in 2021. The changes in core operating (loss)/earnings were primarily due to changes in Segment operating (loss)/earnings as described above.

For discussion related to Postretirement Plans, see Note 12 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Share-based plans	($64)	($171)	$44	($29)
Deferred compensation	204	(86)	38	8
Amortization of previously capitalized interest	(71)	(66)	(24)	(22)
Research and development expense, net	(161)	(144)	(43)	(59)
Eliminations and other unallocated items	(655)	(565)	(408)	(268)
Unallocated items, eliminations and other	($747)	($1,032)	($393)	($370)
Share-based plans expense for the nine months ended September 30, 2022 decreased by $107 million compared with the same period in 2021 due to expenses incurred in 2021 associated with a grant of restricted stock units to most employees in December 2020. The difference in share-based plans income of $44 million for the three months ended September 30, 2022 compared with expense of $29 million in the same period in 2021 is attributable to timing of corporate allocations.
Deferred compensation income of $204 million for the nine months ended September 30, 2022 compared with expense of $86 million in the same period in 2021 is primarily driven by broad market conditions and changes in our stock price. Deferred compensation income of $38 million for the three months ended September 30, 2022 compared with $8 million in the same period in 2021 is primarily driven by broad market conditions.
Unallocated research and development expense for the nine and three months ended September 30, 2022 increased by $17 million and decreased by $16 million compared with the same periods in 2021 due to spending on enterprise product development.
Eliminations and other unallocated items for the nine and three months ended September 30, 2022 increased by $90 million and $140 million compared with the same periods in 2021. The increase in the third quarter of 2022 primarily reflects a $200 million settlement with the Securities and Exchange Commission related to the 737 MAX accidents and lower income from operating investments.
Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
(Loss)/earnings from operations	($3,194)	$1,269	($2,799)	$329
Other income, net	722	419	288	30
Interest and debt expense	(1,901)	(2,021)	(621)	(669)
Loss before income taxes	(4,373)	(333)	(3,132)	(310)
Income tax (expense)/benefit	(17)	207	(176)	178
Net loss from continuing operations	(4,390)	(126)	(3,308)	(132)
Less: Net loss attributable to noncontrolling interest	(89)	(67)	(33)	(23)
Net loss attributable to Boeing Shareholders	($4,301)	($59)	($3,275)	($109)
For the nine months ended September 30, 2022 and 2021, non-operating pension income included in Other income, net was $666 million and $381 million. The increased income was primarily due to lower amortization of net actuarial losses and a settlement gain in 2022 compared with charges in 2021. Non-operating postretirement income included in Other income, net was $44 million and $16 million during the nine months ended September 30, 2022 and 2021. Other income, net during the nine months ended September 30, 2022 also included losses of $50 million reclassified from Accumulated other comprehensive loss in the first quarter of 2022 associated with certain cash flow hedges because it is probable the forecasted transactions will not occur.
For the three months ended September 30, 2022 and 2021, non-operating pension income included in Other income, net was $225 million and $29 million. The increased income was primarily due to a settlement loss in 2021 and lower amortization of net actuarial losses.
Interest and debt expense for the nine and three months ended September 30, 2022 was lower compared with the same period in the prior year primarily as a result of lower debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2022	2021	Change	2022	2021	Change
Cost of sales	$44,982	$41,962	$3,020	$16,778	$13,566	$3,212
Cost of sales as a % of Revenues	96.5%	88.4%	8.1%	105.2%	88.8%	16.4%
Cost of sales for the nine months ended September 30, 2022 increased by $3,020 million, or 7% compared with the same period in 2021, primarily due to charges recorded at BDS and higher revenues at BCA. Cost of sales as a percentage of Revenues increased during the nine months ended September 30, 2022 compared with the same period in 2021 primarily due to higher charges recorded at BDS in 2022 than in 2021, partially offset by lower abnormal production costs at BCA.
Cost of sales for the three months ended September 30, 2022 increased by $3,212 million, or 24% compared with the same period in 2021 primarily due to charges recorded at BDS and higher revenues at BCA. Cost of sales as a percentage of Revenues increased during the three months ended September 30, 2022 compared with the same period in 2021 primarily due to higher charges recorded at BDS in 2022 than in 2021, partially offset by lower abnormal production costs at BCA.

Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Commercial Airplanes	$1,102	$817	$409	$293
Defense, Space & Security	706	530	240	193
Global Services	89	80	35	30
Other	161	144	43	59
Total	$2,058	$1,571	$727	$575
Research and development expense increased by $487 million and $152 million during the nine and three months ended September 30, 2022 compared to the same periods in 2021. The increase at BCA primarily reflect higher 737 MAX and 777X research and product development expenditures.
Backlog

(Dollars in millions)	September 30 2022	December 31 2021
Commercial Airplanes	$307,168	$296,882
Defense, Space & Security	54,740	59,828
Global Services	19,072	20,496
Unallocated items, eliminations and other	335	293
Total Backlog	$381,315	$377,499

Contractual backlog	$362,926	$356,362
Unobligated backlog	18,389	21,137
Total Backlog	$381,315	$377,499
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog at BCA during the nine months ended September 30, 2022 was partially offset by a decrease in contractual backlog at BDS and BGS. If 787 aircraft deliveries are delayed, we remain unable to deliver 737 MAX aircraft in China for an extended period of time, and/or entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the nine months ended September 30, 2022 was primarily due to reclassifications to contractual backlog related to BDS and BGS contracts, partially offset by contract awards.
Additional Considerations
Global Trade We continually monitor the global trade environment in response to geopolitical economic developments, as well as changes in tariffs, trade agreements, or sanctions that may impact the Company.
The current state of U.S.-China relations remains an ongoing watch item. Since 2018, the U.S. and China have imposed tariffs on each other’s imports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. We are mitigating import costs through Duty Drawback Customs procedures. China is a significant market for commercial airplanes. Boeing has long-standing relationships with our

Chinese customers, who represent a key component of our commercial airplanes backlog. Overall, the U.S.-China trade relationship remains stalled as economic and national security concerns continue to be a challenge.

Beginning in June 2018, the U.S. Government imposed tariffs on steel and aluminum imports. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. The U.S. has subsequently reached agreements with Mexico, Canada, the United Kingdom, the European Union, and Japan to ease or remove tariffs on steel and/or aluminum. We continue to monitor the potential for any extra costs that may result from the remaining global tariffs.
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
Business Environment and Trends
See Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the lingering impacts of COVID-19 on the airline industry environment.
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Revenues	$16,643	$14,743	$6,263	$4,459
Loss from operations	($1,744)	($2,021)	($643)	($693)
Operating margins	(10.5)%	(13.7)%	(10.3)%	(15.5)%
Revenues
BCA revenues increased by $1,900 million for the nine months ended September 30, 2022 compared with the same period in 2021 primarily due to higher 737 MAX deliveries, partially offset by lower wide-body deliveries. BCA revenues increased by $1,804 million for the three months ended September 30, 2022 compared with the same period in 2021 primarily due to the resumption of 787 deliveries and higher 737 MAX deliveries.
We resumed deliveries of 737 MAX aircraft in December 2020 following rescission by the FAA of its grounding order. While most non-U.S. jurisdictions have approved return to service of the 737 MAX, the 737 MAX has yet to return to service in China and deliveries have not yet resumed. We received FAA authorization to resume deliveries of 787 aircraft on July 28, 2022 and deliveries resumed in August. Revenues will continue to be impacted until deliveries of the 737 MAX and 787 further ramp up and the commercial airline industry recovers from the lingering effects of impacts of COVID-19.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first nine months of 2022	277	(10)	3	21	(10)	18	9	328
Deliveries during the first nine months of 2021	179	(12)	4	24	(9)	20	14	241
Deliveries during the third quarter of 2022	88	(2)		9	(3)	6	9	112
Deliveries during the third quarter of 2021	66	(4)	2	11	(5)	6		85
Cumulative deliveries as of 9/30/2022	8,022		1,570	1,259		1,695	1,015
Cumulative deliveries as of 12/31/2021	7,745		1,567	1,238		1,677	1,006
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $1,744 million for the nine months ended September 30, 2022 compared with $2,021 million in the same period in 2021 reflecting higher 737 MAX deliveries and lower abnormal production costs, partially offset by higher research and development spending, charges related to the war in Ukraine and other period expenses. Abnormal production costs for the nine months ended September 30, 2022 were $1,326 million including $925 million related to the 787 program, $213 million related to the 777X program and $188 million related to 737 MAX. Abnormal production costs for the nine months ended September 30, 2021 were $1,684 million, including $1,501 million related to 737 MAX and $183 million related to the 787 program.
BCA loss from operations was $643 million for the three months ended September 30, 2022 compared with $693 million in the same period in 2021 reflecting higher 737 MAX deliveries and lower abnormal production costs, partially offset by higher research and development spending and other period expenses. Abnormal production costs for the three months ended September 30, 2022 were $441 million, including $330 million related to the 787 program and $111 million related to the 777X program. Abnormal production costs for the three months ended September 30, 2021 were $601 million, including $418 million related to 737 MAX and $183 million related to the 787 program.
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
BCA total backlog increased from $296,882 million as of December 31, 2021 to $307,168 million at September 30, 2022 reflecting new orders in excess of deliveries and price escalation, offset by order cancellations and by an increase in the value of existing orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog. Aircraft order cancellations during the nine months ended September 30, 2022 totaled $8,687 million and relate to 737 MAX and 787 aircraft. The net ASC 606 adjustments for the nine months ended September 30, 2022 resulted in a decrease to backlog of $6,326 million primarily due to a net increase of 777X aircraft in the ASC 606 reserve, partially offset by net decreases in 737 MAX and 787 aircraft in the ASC 606 reserve. ASC 606 adjustments include consideration of aircraft orders where a customer controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. If 787 aircraft deliveries are delayed, we remain unable to deliver 737 MAX aircraft in China for an extended period of time, and/or entry into service of the 777X, 737 MAX 7 and/or 737 MAX 10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.
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

	Program
As of 9/30/2022	737	747	767	777	777X	787	†
Program accounting quantities	10,800	1,574	1,267	1,790	400	1,500
Undelivered units under firm orders	3,510	3	114	70	244	413	(9)
Cumulative firm orders	11,532	1,573	1,373	1,765	244	1,428

As of 12/31/2021	737	747	767	777	777X	787	†
Program accounting quantities	10,400	1,574	1,243	1,750	350	1,500
Undelivered units under firm orders	3,414	6	108	58	253	411	(14)
Cumulative firm orders	11,159	1,573	1,346	1,735	253	1,417
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
767 Program The accounting quantity for the 767 program increased by 24 and 12 units during the nine and three months ended September 30, 2022 due to the program's normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. The commercial program has near break-even gross margins. We are currently producing at a rate of 3 aircraft per month.
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
The 777X program has near break-even gross margins at September 30, 2022. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued market uncertainty, the lingering impacts of COVID-19 on our production system as well as impacts on our supply chain and customers, customer negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
The accounting quantity for the 777 program increased by 40 units during the six months ended June 30, 2022 due to the program's normal progress of obtaining additional orders and delivering airplanes. The production rate for the combined 777/777X program increased to 3 per month in the third quarter of 2022.
787 Program At September 30, 2022 we have approximately 115 aircraft in inventory. We received FAA authorization to resume delivery on July 28, 2022 and deliveries resumed in August. We continue to conduct inspections and rework on undelivered aircraft. We are currently producing at low rates and expect to gradually return to 5 per month in 2023. In the third quarter of 2021, we determined that production rates below 5 per month represented abnormally low production rates and result in abnormal production costs. We also determined that the inspections and rework costs on inventoried aircraft are excessive and should also be accounted for as abnormal production costs that are required to be expensed as incurred. Cumulative abnormal costs recorded through September 30, 2022 total $1.4 billion and we continue to expect to incur approximately $2 billion of abnormal production costs on a cumulative basis with most being incurred by the end of 2023. We continue to work with customers and suppliers regarding timing of future deliveries and production rate changes. We have implemented changes in the production process designed to ensure that newly-built airplanes meet our specifications and do not require further inspections and rework.
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
The Continuing Resolution (CR) enacted on September 30, 2022, continues federal funding at FY22 appropriated levels until December 16, 2022. Congress and the President must enact either full-year FY23 appropriations bills or an additional CR to fund government departments and agencies after December 16, 2022, or a government shutdown could result, which may impact the Company's operations.

Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Revenues	$16,981	$20,678	$5,307	$6,617
(Loss)/earnings from operations	($3,656)	$1,799	($2,798)	$436
Operating margins	(21.5%)	8.7%	(52.7%)	6.6%
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
Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
F/A-18 Models	11	15	3	4
F-15 Models	9	11	4	3
CH-47 Chinook (New)	10	12	1	6
CH-47 Chinook (Renewed)	6	5	2	1
AH-64 Apache (New)	20	19	7	4
AH-64 Apache (Remanufactured)	36	42	8	11
MH-139	4		4
P-8 Models	10	11	4	5
KC-46 Tanker	9	7	1	3
Commercial Satellites	2		2
Total	117	122	36	37
Revenues
BDS revenues for the nine months ended September 30, 2022 decreased by $3,697 million compared with the same period in 2021 primarily due to charges on development programs. Unfavorable performance across other defense programs and lower P-8 and weapons volume also contributed to the decrease in revenue. Cumulative contract catch-up adjustments for the nine months ended September 30, 2022 were $2,249 million more unfavorable than the comparable period in the prior year largely due to charges on development programs.
BDS revenues for the three months ended September 30, 2022 decreased by $1,310 million compared with the same period in 2021, primarily due to charges on development programs. Cumulative contract catch-up adjustments were $1,231 million more unfavorable than the comparable period in the prior year largely due to charges on development programs and other program performance.
(Loss)/Earnings From Operations
BDS loss from operations was $3,656 million for the nine months ended September 30, 2022 compared with earnings from operations of $1,799 million in the same period in 2021 primarily due to charges on the VC-25B ($1,452 million), KC-46A Tanker ($1,374 million), MQ-25 ($576 million), T-7A Red Hawk Production Options ($536 million), T-7A Red Hawk EMD ($203 million), and Commercial Crew ($288 million). The net unfavorable cumulative contract catch-up adjustments for the nine months ended September 30, 2022 were $3,734 million higher than the comparable period in the prior year. See further discussion of fixed-price contracts in Note 9 to our Condensed Consolidated Financial Statements.
BDS loss from operations was $2,798 million for the three months ended September 30, 2022 compared with earnings from operations of $436 million in the same period in 2021. The year over year decrease reflects a number of factors including charges in the third quarter of 2022 on KC-46A Tanker ($1,165 million), VC-25B ($766 million), MQ-25 ($351 million), Commercial Crew ($195 million), T-7A Red Hawk Production Options ($185 million) and T-7A Red Hawk EMD ($100 million). A number of other programs recorded lower earnings during the third quarter of 2022 due to lower volumes, supplier disruption and operational performance. Net unfavorable cumulative contract catch-up adjustments for the three months ended September 30, 2022 were $2,224 million higher than the comparable period in the prior year reflecting the charges and performance issues described above. See further discussion of fixed-price contracts in Note 9 to our Condensed Consolidated Financial Statements.
BDS (loss)/earnings from operations includes equity earnings of $2 million for the nine months ended September 30, 2022 and equity loss of $38 million for the three months ended September 30, 2022 compared with equity earnings of $48 million and $11 million for the same periods in 2021. Earnings from our United Launch Alliance joint venture increased during the nine and three months ended September 30, 2022. This was more than offset by losses on other operating investments.
Backlog
BDS backlog decreased from $59,828 million as of December 31, 2021 to $54,740 million at September 30, 2022, primarily due to revenue recognized on contracts awarded in prior periods.
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

Global Services
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Revenues	$13,044	$12,037	$4,432	$4,221
Earnings from operations	$2,093	$1,616	$733	$644
Operating margins	16.0%	13.4%	16.5%	15.3%
Revenues
BGS revenues for the nine months ended September 30, 2022 increased by $1,007 million compared with the same period in 2021 primarily due to higher commercial services volume, partially offset by lower government services volume and performance. The decrease in government services volume is partly driven by the discontinuation of an engine distribution agreement in the second quarter of 2022. The net favorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2022 was $122 million lower than the comparable period in the prior year.
BGS revenues for the three months ended September 30, 2022 increased by $211 million compared with the same period in 2021 primarily due to higher commercial services volume, partially offset by lower government services volume. The net favorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2022 was $25 million lower than the comparable period in the prior year.
Earnings From Operations
BGS earnings from operations for the nine months ended September 30, 2022 increased by $477 million compared with the same period in 2021, primarily due to higher commercial services volume and favorable mix, partially offset by lower government services performance. The net favorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2022 was $147 million lower than the comparable period in the prior year.
BGS earnings from operations for the three months ended September 30, 2022 increased by $89 million compared with the same period in 2021, primarily due to higher commercial services volume and favorable mix, partially offset by lower government services performance. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2022 was $58 million lower than the net favorable impact in the comparable period in the prior year.
Backlog
BGS backlog decreased from $20,496 million as of December 31, 2021 to $19,072 million at September 30, 2022, primarily due to revenue recognized on contracts awarded in prior years.
Boeing Capital
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Revenues	$150	$209	$52	$71
Earnings from operations	$14	$99	$23	$42
Operating margins	9.3%	47.4%	44.2%	59.2%

Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues for the nine and three months ended September 30, 2022 decreased by $59 million and $19 million compared with the same periods in 2021 primarily due to lower gains on re-lease of assets and lower commitment fee income.
Earnings From Operations
BCC’s earnings from operations is presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. For the nine months ended September 30, 2022, BCC had earnings from operations of $14 million, compared with earnings from operations of $99 million during the same period in 2021, primarily due to an increase in the allowance for losses on receivables as a result of the war in Ukraine and lower revenues. Earnings from operations during the three months ended September 30, 2022 and 2021 were $23 million and $42 million due to lower revenues.
Financial Position
The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2022	December 31 2021
Customer financing and investment portfolio, net	$1,576	$1,720
Other assets, primarily cash and short-term investments	467	462
Total assets	$2,043	$2,182

Other liabilities, primarily deferred income taxes	$197	$347
Debt, including intercompany loans	1,525	1,525
Equity	321	310
Total liabilities and equity	$2,043	$2,182

Debt-to-equity ratio	4.8-to-1	4.9-to-1
BCC’s customer financing and investment portfolio at September 30, 2022 decreased $144 million from December 31, 2021 primarily due to an increase in the allowance for losses and portfolio run-off, partially offset by new volume.
BCC enters into certain intercompany transactions with other Boeing segments, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2022	2021
Net loss	($4,390)	($126)
Non-cash items	3,436	2,942
Changes in assets and liabilities	1,009	(6,948)
Net cash provided/(used) by operating activities	55	(4,132)
Net cash provided by investing activities	6,521	7,389
Net cash used by financing activities	(1,016)	(1,238)
Effect of exchange rate changes on cash and cash equivalents	(134)	(34)
Net increase in cash & cash equivalents, including restricted	5,426	1,985
Cash & cash equivalents, including restricted, at beginning of year	8,104	7,835
Cash & cash equivalents, including restricted, at end of period	$13,530	$9,820
Operating Activities Net cash provided by operating activities was $0.1 billion during the nine months ended September 30, 2022, compared with $4.1 billion of cash used by operating activities during the same period in 2021. Net loss for the nine months ended September 30, 2022 was $4.4 billion compared with net loss of $0.1 billion during the same period in 2021. The $4.3 billion year-over-year increase in the Net loss is primarily driven by losses on BDS fixed-price development contracts that are expected to adversely impact cash flows in future periods. Changes in assets and liabilities for the nine months ended September 30, 2022 improved by $8.0 billion compared with the same period in 2021 driven by changes in Accrued liabilities and Accounts payable, partially offset by growth in Inventories in 2022. The increase in Accrued Liabilities is primarily driven by the accrued losses on BDS fixed-price development programs, lower payments to 737 MAX customers in 2022, and the $0.7 billion Department of Justice payment in 2021 discussed below. Growth in Accounts Payable in 2022 is a source of cash while reductions in Accounts Payable in 2021 were a use of cash generally reflecting increases in production rates. Concessions paid to 737 MAX customers totaled $1.0 billion and $2.0 billion during the nine months ended September 30, 2022 and 2021. Additionally, in the third quarter of 2022 and 2021 we received income tax refunds of $1.5 billion and $1.3 billion. In the first quarter of 2021, we paid $0.7 billion consistent with the terms of the Deferred Prosecution Agreement between Boeing and the U.S. Department of Justice. Cash provided by Advances and progress billings was $0.2 billion in 2022, as compared with $0.8 billion of cash provided in 2021. Cash used by Inventories was $1.2 billion in 2022, as compared with $0.5 billion of cash provided in 2021 primarily reflecting growth in 777X inventory, as well as the continued build-up of 787 aircraft. We expect to continue to have a significant negative impact on our operating cash flows until 737 MAX and 787 deliveries ramp up.

Payables to suppliers who elected to participate in supply chain financing programs decreased by $0.1 billion during the nine months ended September 30, 2022 and decreased by $1 billion during the nine months ended September 30, 2021. Supply chain financing is not material to our overall liquidity.
Investing Activities Cash provided by investing activities was $6.5 billion during the nine months ended September 30, 2022, compared with $7.4 billion during the same period in 2021, primarily due to net proceeds from investments of $7.4 billion in 2022 compared to $7.8 billion in 2021. Lower proceeds from dispositions of property, plant and equipment in 2022 also contributed to the year-over-year variance. In the nine months ended September 30, 2022 and 2021, capital expenditures were $0.9 billion and $0.8 billion. We expect capital expenditures in 2022 to be higher than in 2021.

Financing Activities Cash used by financing activities was $1.0 billion during the nine months ended September 30, 2022 compared with $1.2 billion during the same period in 2021. During the nine months ended September 30, 2022, net repayments on our debt were $1.0 billion compared with $1.2 billion in the same period in 2021.
As of September 30, 2022 the total debt balance was $57.2 billion, down from $58.1 billion at December 31, 2021. At September 30, 2022, $5.4 billion of debt was classified as short-term. Debt, including intercompany loans, attributable to BCC totaled $1.5 billion, $0.5 billion of which was classified as short-term.
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
At September 30, 2022, we had $13.5 billion of cash and $0.8 billion of short-term investments. At September 30, 2022, we had $12.0 billion of unused borrowing capacity on revolving credit line agreements. In the third quarter of 2022, we entered into a $5.8 billion 364-day revolving credit agreement expiring in August 2023, a $3.0 billion three-year revolving credit agreement expiring in August 2025, and amended our $3.2 billion five-year revolving credit agreement, which expires in October 2024, primarily to incorporate a LIBOR successor rate. The 364-day facility has a one-year term out option that allows us to extend the maturity of any borrowings one additional year. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At September 30, 2022, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined). When considering debt covenants, we continue to have substantial borrowing capacity.
Customer Financing commitments totaled $16.5 billion and $12.9 billion at September 30, 2022 and December 31, 2021. The increase relates to the addition of new financing commitments in excess of expirations. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $754 million at September 30, 2022. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustments recognized in (Loss)/earnings from operations were benefits of $621 million and $208 million for the nine and three months ended September 30, 2022, compared with benefits of $576 million and $192 million for the same periods in 2021. The higher benefits in 2022 were primarily due to increases in allocated pension cost year over year. The non-operating pension expenses included in Other income, net were benefits of $666 million and $225 million for the nine and three months ended September 30, 2022, compared with benefits of $381 million and $29 million for the same periods in 2021. The higher benefits in 2022 were primarily due to lower amortization of net actuarial losses and a settlement gain in 2022 compared to charges in 2021.
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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2022	2021	2022	2021
Revenues	$46,628	$47,493	$15,956	$15,278
(Loss)/earnings from operations, as reported	($3,194)	$1,269	($2,799)	$329
Operating margins	(6.8)%	2.7%	(17.5)%	2.2%

Pension FAS/CAS service cost adjustment (1)	($621)	($576)	($208)	($192)
Postretirement FAS/CAS service cost adjustment (1)	(225)	(232)	(71)	(78)
FAS/CAS service cost adjustment (1)	($846)	($808)	($279)	($270)
Core operating (loss)/earnings (non-GAAP)	($4,040)	$461	($3,078)	$59
Core operating margins (non-GAAP)	(8.7)%	1.0%	(19.3)%	0.4%

Diluted loss per share, as reported	($7.24)	($0.10)	($5.49)	($0.19)
Pension FAS/CAS service cost adjustment (1)	(1.04)	(0.98)	(0.35)	(0.33)
Postretirement FAS/CAS service cost adjustment (1)	(0.38)	(0.40)	(0.12)	(0.13)
Non-operating pension expense (2)	(1.13)	(0.64)	(0.37)	(0.05)
Non-operating postretirement expense (2)	(0.07)	(0.03)	(0.03)	(0.01)
Provision for deferred income taxes on adjustments (3)	0.55	0.43	0.18	0.11
Core loss per share (non-GAAP)	($9.31)	($1.72)	($6.18)	($0.60)

Weighted average diluted shares (in millions)	594.0	587.3	596.3	589.0
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have financial instruments that are subject to interest rate risk, principally fixed- and floating-rate debt obligations, and customer financing assets and liabilities. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt. As of September 30, 2022, we do not have any significant floating-rate debt obligations. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes.
There have been no significant changes to our foreign currency exchange rate or commodity price risk since December 31, 2021.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2022 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended September 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2022 thru 7/31/2022	4,114	$135.47
8/1/2022 thru 8/31/2022	3,450	166.58
9/1/2022 thru 9/30/2022	1,342	159.04
Total	8,906	$151.07
(1)A total of 8,906 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1
 364-Day Credit Agreement, dated as of August 25, 2022, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. and JPMorgan Chase Bank N.A., as joint lead arrangers and joint book managers (Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 25, 2022)

10.2
 Three-Year Credit Agreement, dated as of August 25, 2022, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book managers (Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 25, 2022)

10.3
 Amendment No. 1, dated as of August 25, 2022, to Five-Year Credit Agreement, dated as of October 30, 2019, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Citibank N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book managers (Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 25, 2022)

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 26, 2022	/s/ Carol J. Hibbard
(Date)	Carol J. Hibbard
Senior Vice President and Controller