Form 10-K
period 2022-12-31
BOEING CO
filed 2023-01-27
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Registrant’s telephone number, including area code (703)-414-6338

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $5.00 Par Value	BA	New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2022, there were 593,451,225 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $81.1 billion.

The number of shares of the registrant’s common stock outstanding as of January 20, 2023 was 598,239,585.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2022.

THE BOEING COMPANY
Index to the Form 10-K
For the Fiscal Year Ended December 31, 2022

PART I
Item 1. Business
The Boeing Company, together with its subsidiaries (herein referred to as “Boeing,” the “Company,” “we,” “us,” “our”), is one of the world’s major aerospace firms.
We are organized based on the products and services we offer. We operate in four reportable segments:
•Commercial Airplanes (BCA);
•Defense, Space & Security (BDS);
•Global Services (BGS);
•Boeing Capital (BCC).
Commercial Airplanes Segment
This segment develops, produces and markets commercial jet aircraft principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of global passenger and cargo requirements of airlines. This family of commercial jet aircraft in production includes the 737 narrow-body model and the 767, 777 and 787 wide-body models. We ended production of the 747 wide-body model in 2022. Development continues on the 777X program and the 737-7 and 737-10 derivatives.
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
Human Capital
As of December 31, 2022 and 2021, Boeing’s total workforce was approximately 156,000 and 142,000 with 13% and 12% located outside of the U.S.
As of December 31, 2022, our workforce included approximately 50,000 union members. Our principal collective bargaining agreements and their current status are summarized in the following table:

Union	Percent of our Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	20%	We have two major agreements; one expiring in September 2024 and one in July 2025.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	10%	We have two major agreements expiring in October 2026.
The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	1%	We have one major agreement expiring in April 2027.
Guided by our values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work. In June of 2022, we released our second Global Equity, Diversity and Inclusion report with our workforce composition. As of December 2021, our U.S. workforce was comprised of approximately 23% women, 33% U.S. racial and ethnic minorities and 15% U.S. veterans. We also support Business Resource Groups open to all employees with more than 15,000 participants across 170 chapters globally that focus on gender, race & ethnicity, generations, gender identity, sexual orientation, disability or veteran status. These groups help foster inclusion among all teammates, build awareness, recruit and retain a diverse workforce and support the company in successfully operating in a global, multicultural business environment. We are committed to releasing an annual Global Equity, Diversity and Inclusion report in 2023 which will be updated with the latest year’s information. Our 2022 report can be found on our website.

To attract and retain the best-qualified talent, we offer competitive benefits, including market-competitive compensation, healthcare, paid time off, parental leave, retirement benefits, tuition assistance, employee skills development, leadership development and rotation programs. In 2022, our voluntary resignation rate was approximately 4%. Additionally, we hired approximately 23,000 new employees in 2022 for critical skills and had an offer acceptance rate of 78%.
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
We are committed to supporting our employees’ continuous development of professional, technical and leadership skills through access to digital learning resources and through partnerships with leading professional/technical societies and organizations around the world. For 2022, Boeing employees completed approximately 5.8 million hours of learning. We offer the ability for our people to pursue degree programs, professional certificates and individual courses in strategic fields of study from more than 300 accredited colleges and universities, online and across the globe through our tuition assistance program. Over 9,000 Boeing employees leverage these programs every year.
Safety, quality, integrity and sustainability are at the core of how Boeing operates. We aspire to achieve zero workplace injuries and provide a safe, open and accountable work environment for our employees. Employees are also required on an annual basis to sign the Boeing Code of Conduct to reaffirm their commitment to do their work in a compliant and ethical manner. We provide several channels for all employees to speak up, ask for guidance and report concerns related to ethics or safety violations. We address employee concerns and take appropriate actions that uphold our Boeing values.
Competition
The commercial jet aircraft market and the airline industry remain extremely competitive. We face aggressive international competitors who are intent on increasing their market share, such as Airbus and entrants from China. We are focused on improving our products and processes and continuing cost reduction efforts. We intend to continue to compete with other aircraft manufacturers by providing customers with airplanes and services that deliver superior design, safety, efficiency and value to customers around the world.
BDS faces strong competition primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Technologies Corporation, General Dynamics Corporation and SpaceX. Non-U.S. companies such as BAE Systems and Airbus Group continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2023.
The commercial and defense services markets are extremely challenging and are made up of many of the same strong U.S. and non-U.S. competitors facing BCA and BDS along with other competitors in those markets. BGS leverages our extensive services network offering products and services which span the life cycle of our defense and commercial aircraft programs: training, fleet services and logistics, maintenance and engineering, modifications and upgrades, as well as the daily cycle of gate-to-gate operations. BGS expects the market to remain highly competitive in 2023, and intends to grow market share by leveraging a high level of customer satisfaction and productivity.

Regulatory Matters
Our businesses are heavily regulated in most of our markets. We work with numerous U.S. government agencies and entities, including but not limited to, all of the branches of the U.S. military, the National Aeronautics and Space Administration (NASA), the Federal Aviation Administration (FAA) and the Department of Homeland Security. Similar government authorities exist in our non-U.S. markets.
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
Environmental. We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could also be affected by laws and regulations relating to climate change, including laws limiting or otherwise related to greenhouse gas emissions. These laws and regulations could lead to increased environmental compliance expenditures, increased energy and raw materials costs and new and/or additional investment in designs and technologies. We continually assess our compliance status and management of environmental matters to ensure our operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that costs incurred to ensure continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil, air and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.
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
Raw Materials, Parts and Subassemblies
We are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. During 2022, as a result of the Russia Ukraine war, we suspended purchasing titanium from Russia. This has not disrupted our operations as we have been able to use inventory on hand and identify alternative sources. Many major components and product equipment items are procured or subcontracted on a sole-source basis. We continue to work with a small number of sole-source suppliers to ensure continuity of supply for certain items.
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
Other Information
Boeing was originally incorporated in the State of Washington in 1916 and reincorporated in Delaware in 1934. Our principal executive offices are located at 929 Long Bridge Drive, Arlington, Virginia 22202, and our telephone number is (703) 465-3500.
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
Risks Related to Our Business and Operations
We depend heavily on commercial airlines, subjecting us to unique risks.
Market conditions have a significant impact on demand for our commercial aircraft and related services. The commercial aircraft market is predominantly driven by long-term trends in airline passenger and cargo traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability both in developed and emerging markets. Demand for our commercial aircraft is further influenced by airline profitability, availability of aircraft financing, world trade policies, government-to-government relations, technological advances, price and other competitive factors, fuel prices, terrorism, pandemics, epidemics and environmental regulations. Historically, the airline industry has been cyclical and very competitive and has experienced significant profit swings and constant challenges to be more cost competitive. Significant deterioration in the global economic environment, the airline industry generally or the financial stability of one or more of our major customers could result in fewer new orders for aircraft or services, or could cause customers to seek to postpone or cancel contractual orders and/or payments to us, which could result in lower revenues, profitability and cash flows and a reduction in our contractual backlog. In addition, because our commercial aircraft backlog consists of aircraft scheduled for delivery over a period of several years, any of these macroeconomic, industry or customer impacts could unexpectedly affect deliveries over a long period.
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

Airlines also are experiencing increased fuel and other costs, and the global economy is experiencing high inflation.
Our Commercial Airplanes business depends on our ability to maintain a healthy production system, ensure every airplane in our production system conforms to our exacting specifications, achieve planned production rate targets, successfully develop and certify new aircraft or new derivative aircraft, and meet or exceed stringent performance and reliability standards.
The commercial aircraft business is extremely complex, involving extensive coordination and integration with U.S and non-U.S. suppliers, highly-skilled labor performed by thousands of employees of ours and other partners, and stringent and evolving regulatory requirements and performance and reliability standards. The FAA has been working to implement safety reforms such as the 2018 FAA Reauthorization Act and the 2020 Aircraft Certification, Safety and Accountability Act (ACSAA). One of these, section 116 of the ACSAA prohibited the FAA from issuing a type certificate to aircraft after December 27, 2022 unless the aircraft’s flight crew alerting system met certain specifications. The Consolidated Appropriations Act, 2023 amended Section 116 of the ACSAA, such that applications for original or amended type certifications that were submitted to the FAA prior to December 27, 2020, including those of the 737-7 and 737-10, are no longer subject to the crew alerting specifications of Section 116. Additionally, beginning one year after the FAA issues the type certificate for the 737-10, any new 737 MAX aircraft must include certain safety enhancements to be issued an original airworthiness certification by the FAA. These enhancements are included in Boeing’s application for the certification for the 737-10, and the sufficiency of these enhancements will be determined by the FAA. Beginning three years after the issuance of a type certificate for the 737-10, all previously delivered 737 MAX aircraft must be retrofitted with these safety enhancements. As the holder of the type certificate, Boeing is required to bear any costs of these safety enhancement retrofits. We have provisioned for the estimated costs associated with the safety enhancements and do not expect those costs to be material. If we experience delays in achieving certification and/or incorporating safety enhancements, future revenues, cash flows and results of operations could be adversely impacted. Comparable agencies in other countries may adopt similar changes. To the extent the FAA or similar regulatory agencies outside the U.S. implement more stringent regulations, we may incur additional compliance costs. In addition, the introduction of new aircraft programs and/or derivatives, such as the 777X, 737-7 and 737-10, involves increased risks associated with meeting development, testing, certification and production schedules.
In addition, we have experienced production quality issues, including in our supply chain, which have contributed to lower 787 deliveries, including a suspension of 787 deliveries from May 2021 to August 2022. We continue to conduct inspections and rework on built and stored 787 aircraft. A number of our customers have contractual remedies, including compensation for late deliveries or rights to reject individual airplane deliveries based on delivery delays. Delays on the 737, 777X and 787 programs have resulted in, and may continue to result in, customers having the right to terminate orders, be compensated for late deliveries and/or substitute orders for other Boeing aircraft.
We must minimize disruption caused by production changes, achieve operational stability and implement productivity improvements in order to meet customer demand and maintain our profitability. We have previously announced plans to adjust production rates on several of our commercial aircraft programs. The 787 program is currently producing at low rates and we expect to gradually increase to 5 per month in 2023. Production of the 777X is currently paused and is expected to resume in 2023. The 737 program has experienced operational and supply chain challenges stabilizing production at 31 per month. We plan to gradually increase 737 production rates based on market demand and supply chain capacity. In addition, we continue to seek opportunities to reduce the costs of building our aircraft, including working with our suppliers to reduce supplier costs, identifying and implementing productivity improvements and optimizing how we manage inventory. If production rate changes at any of our commercial aircraft assembly facilities are delayed or create significant disruption to our production system, or if our suppliers cannot timely deliver components to us at the cost and rates necessary to achieve our targets, we may be unable to meet delivery schedules and/or the financial performance of one or more of our programs may suffer.
Operational challenges impacting the production system for one or more of our commercial aircraft programs could result in additional production delays and/or failure to meet customer demand for new aircraft, either of which would negatively impact our revenues and operating margins. Our commercial aircraft production system is extremely complex. Operational issues, including delays or defects in supplier components, failure to meet internal performance plans, or delays or failures to achieve required regulatory approval, could result in additional out-of-sequence work and increased production costs, as well as delayed deliveries to customers, impacts to aircraft performance and/or increased warranty or fleet support costs. We and our suppliers are experiencing supply chain disruptions as a result of the lingering impacts of COVID-19, global supply chain constraints, and labor instability. We and our suppliers are also experiencing inflationary pressures. We continue to monitor the health and stability of the supply chain as we ramp up production. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows.
If our commercial aircraft fail to satisfy performance and reliability requirements and/or potentially required sustainability standards, we could face additional costs and/or lower revenues. Developing and manufacturing commercial aircraft that meet or exceed our performance and reliability standards and/or potentially required sustainability standards, as well as those of customers and regulatory agencies, can be costly and technologically challenging. These challenges are particularly significant with newer aircraft programs. Any failure of any Boeing aircraft to satisfy performance or reliability requirements could result in disruption to our operations, higher costs and/or lower revenues.
Changes in levels of U.S. government defense spending or acquisition priorities could negatively impact our financial position and results of operations.
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
The timeliness of FY24 and future appropriations for government departments and agencies remains a recurrent risk. A lapse in appropriations for government departments or agencies would result in a full or partial government shutdown, which could impact the Company’s operations. Alternatively, Congress may fund government departments and agencies with one or more Continuing Resolutions; however, this would restrict the execution of certain program activities and delay new programs or competitions. In addition, long-term uncertainty remains with respect to overall levels of defense spending in FY24 and beyond. U.S. government discretionary spending, including defense spending, is likely to continue to be subject to pressure.
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

In addition, as a result of the significant ongoing uncertainty with respect to both U.S. defense spending and the evolving nature of the national security threat environment, we also expect the U.S. DoD to continue to emphasize affordability, innovation, cybersecurity and delivery of technical data and software in its procurement processes, including the implementation of cybersecurity compliance requirements on the Defense Industrial Base, for which the supply chain may not be fully prepared. We and our suppliers will need to continue to adjust successfully to these changing acquisition priorities and policies or our revenues and market share could be impacted.
Our ability to deliver products and services that satisfy customer requirements is heavily dependent on the performance and financial stability of our subcontractors and suppliers, as well as on the availability of highly skilled labor, raw materials and other components.
We rely on other companies, including U.S. and non-U.S. subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. Many of our suppliers are experiencing inflationary pressures, as well as disruptions due to the lingering impacts of COVID-19, global supply chain constraints, and labor instability. If one or more of our suppliers or subcontractors continue to experience financial difficulties, delivery delays or other performance problems, we may be unable to meet commitments to our customers and our financial position, results of operations and cash flows may continue to be adversely impacted. In addition, if one or more of the raw materials on which we depend (such as aluminum, titanium or composites) becomes unavailable to us or our suppliers, or is available only at very high prices, we may be unable to deliver one or more of our products in a timely fashion or at budgeted costs. For example, we suspended purchasing titanium from Russia during 2022 as a result of the Russia Ukraine war. We believe we have sufficient material and parts to avoid production disruptions in the near-term, but future impacts to our production from disruptions in our supply chain are possible. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geopolitical developments, or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.
Competition within our markets and with respect to the products we sell may reduce our future contracts and sales.
The markets in which we operate are highly competitive and one or more of our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In our BCA business, we face aggressive international competition intent on increasing market share. In our BDS business, we anticipate that the effects of defense industry consolidation, shifting acquisition and budget priorities, and continued cost pressure at our U.S. DoD and non-U.S. customers will intensify competition for many of our BDS products. Our BGS segment faces competition from many of the same strong U.S. and non-U.S. competitors facing BCA and BDS. Furthermore, we are facing increased international competition and cross-border consolidation of competition, and U.S. procurement and compliance requirements that could limit our ability to be cost-competitive in the international market. There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenues and market share.

We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks of doing business in other countries.
In 2022, non-U.S. customers, which includes foreign military sales (FMS), accounted for approximately 41% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:
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
•changes to U.S. and non-U.S. government policies, including sourcing restrictions, requirements to expend a portion of program funds locally and governmental industrial cooperation or participation requirements;
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
•imposition of domestic and international taxes, export controls, tariffs, embargoes, sanctions (such as those imposed on Russia) and other trade restrictions;
•the difficulty of management and operation of an enterprise spread over many countries;
•compliance with a variety of non-U.S. laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and
•unforeseen developments and conditions, including terrorism, war, epidemics and international tensions and conflicts.
While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future. For example, since 2018, the U.S. and China have imposed tariffs on each other’s imports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. We are mitigating import costs through Duty Drawback Customs procedures. Overall, the U.S.-China trade relationship remains stalled as economic and national security concerns continue to be a challenge. China is a significant market for commercial aircraft. Boeing has long-standing relationships with our Chinese customers, who represent a key component of our commercial aircraft backlog. For the 737 MAX, there is uncertainty regarding timing of resumption of deliveries in China which is still subject to final regulatory approvals. If we are unable to obtain additional orders from China in the future, our market share could be adversely affected. Furthermore, following Russia’s invasion of Ukraine, we suspended our operations in Russia due to sanctions and export controls, and the war has negatively impacted, and could continue to adversely impact, our business and financial results. Impacts from future potential deterioration in trade relations between the U.S. and one or more other countries, could have a material adverse impact on our financial position, results of operations and/or cash flows.

We use estimates and make assumptions in accounting for contracts and programs. Changes in our estimates and/or assumptions could adversely affect our future financial results.
Contract and program accounting require judgment relative to assessing risks, estimating revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts and programs, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract or program because costs also include expected increases in wages and employee benefits, material prices and allocated fixed costs. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information for us to assess anticipated performance. Customer and supplier claims and assertions are also assessed and considered in estimating revenues, costs and profit rates. Estimates of future award fees are also included in revenues and profit rates.
With respect to each of our commercial aircraft programs, inventoriable production costs (including overhead), program tooling and other non-recurring costs and routine warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts limited by the ability to make reasonably dependable estimates. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced and (c) the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs for the total program. Several factors determine accounting quantity, including firm orders, letters of intent from prospective customers and market studies. Changes to customer or model mix, production costs and rates, learning curve, changes to price escalation indices, costs of derivative aircraft, supplier performance, customer and supplier negotiations/settlements, supplier claims and/or certification issues can impact these estimates. In addition, on development programs such as the 777X, 737-7 and 737-10 we are subject to risks with respect to the timing and conditions of aircraft certification, including potential gaps between when aircraft are certified in various jurisdictions, changes in certification processes and our estimates with respect to timing of future certifications, which could have an impact on overall program status. Any such change in estimates relating to program accounting may adversely affect future financial performance.
Because of the significance of the judgments and estimation processes described above, materially different revenues and profit amounts could be recorded if we used different assumptions, revised our estimates, or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis – Critical Accounting Policies & Estimates – Accounting for Long-term Contracts/Program Accounting” on pages 48 - 49 and Note 1 to our Consolidated Financial Statements on pages 59 - 69 of this Form 10-K.
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
In 2022, 40% of our revenues were earned pursuant to U.S. government contracts, which include FMS through the U.S. government. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.
Our sales to the U.S. government are subject to extensive procurement regulations, and changes to those regulations could increase our costs. New procurement regulations or climate or cyber-related contractual disclosures, or changes to existing requirements, could increase our compliance costs or otherwise have a material impact on the operating margins of our BDS and BGS businesses. These requirements may also result in withheld payments and/or reduced future business if we fail to comply. For example, proposals to raise domestic content thresholds for our U.S. government contracts could have negative impacts on our business. Compliance costs attributable to current and potential future procurement regulations such as these could negatively impact our financial position, results of operations and/or cash flows.
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
Our BDS and BGS defense businesses generated approximately 60% and 69% of their 2022 revenues from fixed-price contracts. While fixed-price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. For example, during the year ended December 31, 2022, BDS recorded additional losses on several fixed price development programs. We continue to experience near-term production disruptions and inefficiencies due to supplier disruption, labor instability and factory performance. These factors have contributed to significant earnings charges on a number of fixed-price development programs which are expected to adversely affect cash flows in future periods, and may result in future earnings charges and adverse cash flow effects. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. The long term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance, which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.
Estimating costs to complete fixed-price development contracts is generally subject to more uncertainty than fixed-price production contracts. Many of these development programs have highly complex designs. In addition, technical or quality issues that arise during development could lead to schedule delays and higher costs to complete, which could result in a material charge or otherwise adversely affect our financial condition. Examples of significant BDS fixed-price development contracts include Commercial Crew, KC-46A Tanker, MQ-25, T-7A Red Hawk, VC-25B Presidential Aircraft, and commercial and military satellites.
We enter into cost-type contracts, which also carry risks.
Our BDS and BGS defense businesses generated approximately 40% and 31% of their 2022 revenues from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Programs whose contracts are primarily cost-type include Ground-based Midcourse Defense, Proprietary and Space Launch System programs.
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
We rely extensively on information technology systems and networks to operate our company and meet our business objectives. As cyber threats increase in volume and sophistication, the risk to the security of these systems and networks – and to the confidentiality, integrity, and availability of the data they house – continues to evolve, requiring constant vigilance and concerted, company-wide risk management efforts.
A cyberattack or security breach, whether experienced directly or through our supply chain, could, among other serious consequences, result in loss of intellectual property; unauthorized access to various categories of sensitive, proprietary or customer data; disruption or degradation of business operations, or compromise of products or services. To address these risks, we maintain an extensive network of technical security controls, policy enforcement mechanisms, monitoring systems and management oversight. We also have established a Cybersecurity Governance Council to strengthen governance and coordination of cybersecurity activities. While these measures are designed to prevent, detect and respond to unauthorized activity, there is no guarantee that they will be sufficient to prevent or mitigate the risk of a cyberattack or the potentially serious reputational, operational, or financial impacts that may result. In November 2022, we discovered a cybersecurity incident that impacted certain systems of Jeppesen, a wholly owned Boeing subsidiary that provides flight planning and navigation services. We determined that the incident posed no risk to flight safety. We promptly notified law enforcement, regulatory authorities and customers, launched an investigation, and took additional steps to protect the integrity of our systems. While this incident has not had a material impact on us, future incidents like this one could have material impact on our business, operations, and reputation.
In addition, we manage information and information technology systems for certain customers and/or suppliers. Many of these customers and/or suppliers face similar security threats. If we were unable to protect against the unauthorized access, release and/or corruption of our customers’ and/or suppliers’ confidential, classified or personally identifiable information, our reputation could be damaged, and/or we could face financial or other losses.
Business disruptions could seriously affect our future sales and financial condition or increase our costs and expenses.
Our business may be impacted by disruptions including threats to physical security or our information technology systems, extreme weather (including effects of climate change) or other acts of nature, and pandemics or other public health crises. Any of these disruptions could affect our internal operations or our suppliers’ operations and delay delivery of products and services to our customers. Any significant production delays, or any destruction, manipulation or improper use of Boeing’s or our suppliers’ data, information systems or networks could impact our sales, increase our expenses and/or have an adverse effect on the reputation of Boeing and of our products and services.
Risks Related to Legal and Regulatory Matters
The outcome of litigation and of government inquiries and investigations involving our business is unpredictable and an adverse decision in any such matter could have a material effect on our financial position and results of operations.
We are involved in a number of litigation matters. These matters may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits, or future lawsuits, could have a material impact on our financial position and results of operations. In addition, we are subject to extensive regulation under the laws of the United States and its various states, as well as other jurisdictions in which we operate. As a result, we are sometimes subject to government inquiries and investigations due, among other things, to our business relationships with the U.S. government, the heavily regulated nature of our industry, and in the case of environmental proceedings, our current or past ownership of certain property. Any such inquiry or investigation could result in an adverse ruling against us, which could have a material impact on our financial position, results of operations and/or cash flows.
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
Increasing stakeholder environmental, social and governance (ESG) expectations, physical and transition risks associated with climate change, emerging ESG regulation, contractual requirements, and policy requirements may pose risk to our market outlook, brand and reputation, financial outlook, cost of capital, global supply chain and production continuity, which may impact our ability to achieve long-term business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our products, require new or additional investment in product designs, result in carbon offset investments or otherwise could negatively impact our business and/or competitive position. Increasing aircraft performance standards, increasing sustainability disclosure requirements in the U.S. and globally, and requirements on manufacturing and product air pollutant emissions, especially greenhouse gas (GHG) emissions, may result in increased costs or reputational risks and could limit our ability to manufacture and/or market certain of our products at acceptable costs, or at all. Physical impacts of climate change, increasing global chemical restrictions and bans, and water and waste requirements may drive increased costs to us and our suppliers and impact our production continuity and data facilities.
Finally, from time to time, in alignment with our sustainability priorities, we establish and publicly announce goals and commitments to improve our environmental performance, such as our recent operational goals in areas of GHG emissions, energy, water and waste. If we fail to achieve or improperly report on our progress toward achieving our sustainability goals and commitments, the resulting negative publicity could adversely affect our reputation and/or our access to capital.

Risks Related to Financing and Liquidity
We may be unable to obtain debt to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms or in sufficient amounts.
We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. In addition, our debt balances have increased significantly since 2019, driven primarily by impacts related to the 737 MAX grounding and the COVID-19 pandemic, and we expect to continue to actively manage our liquidity. As of December 31, 2022, our debt totaled $57.0 billion of which approximately $14.5 billion of principal payments on outstanding debt will become due over the next three years. In addition, as of December 31, 2022, our airplane financing commitments totaled $16.1 billion. Our increased debt balance resulted in downgrades to our credit ratings in 2020, and our ratings remained unchanged in 2022 and 2021. If we require additional funding in order to pay off existing debt, address further impacts to our business related to market developments, fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. These risks will be particularly acute if we are subject to further credit rating downgrades. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings and/or changes in demand for our products and services. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual or financing commitments.
Substantial pension and other postretirement benefit obligations have a material impact on our earnings, shareholders’ equity and cash flows from operations, and could have significant adverse impacts in future periods.
Many of our employees have earned benefits under defined benefit pension plans. Potential pension contributions include both mandatory amounts required under the Employee Retirement Income Security Act and discretionary contributions to improve the plans' funded status. The extent of future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions as well as on our annual pension costs and/or result in a significant change to shareholders' equity. For U.S. government contracts, we allocate pension costs to individual contracts based on U.S. Cost Accounting Standards which can also affect contract profitability. We also provide other postretirement benefits to certain of our employees, consisting principally of health care coverage for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management's Discussion and Analysis – Critical Accounting Policies & Estimates – Pension Plans” on page 50 of this Form 10-K. Although under Generally Accepted Accounting Principles in the United States of America (GAAP) the timing of periodic pension and other postretirement benefit expense and plan contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or stock we would contribute to our plans.
Our insurance coverage may be inadequate to cover all significant risk exposures.
We are exposed to liabilities that are unique to the products and services we provide. We maintain insurance for certain risks and, in some circumstances, we may receive indemnification from the U.S. government. The amount of our insurance coverage may not cover all claims or liabilities, and we may be forced to bear substantial costs. For example, liabilities arising from the use of certain of our products, such as aircraft technologies, space systems, spacecraft, satellites, missile systems, weapons, cybersecurity, border security systems, anti-terrorism technologies and/or air traffic management systems may not be insurable on commercially reasonable terms. While some of these products are shielded from liability within the U.S. under the SAFETY Act provisions of the 2002 Homeland Security Act, no such protection is available outside the U.S., potentially resulting in significant liabilities. See Note 21 of the Consolidated Financial Statements for discussion of legal proceedings resulting from the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. The amount of insurance coverage we maintain may be inadequate to cover these or other claims or liabilities.
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
Approximately 50,000 employees, which constitute 32% of our total workforce, were union represented as of December 31, 2022. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BDS program production. We may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our union relationships, currently with 11 U.S. labor organizations and 12 non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and result in lower revenues.
Item 1B. Unresolved Staff Comments
Not applicable

Item 2. Properties
We had approximately 87 million square feet of floor space on December 31, 2022 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 88% was located in the United States. The following table provides a summary of the floor space by business as of December 31, 2022:

(Square feet in thousands)	Owned	Leased	Government Owned	Total
Commercial Airplanes	39,586	6,673		46,259
Defense, Space & Security	22,643	5,090		27,733
Global Services	1,201	7,591		8,792
Other(1)	1,821	2,476	315	4,612
Total	65,251	21,830	315	87,396
(1) Other includes sites used for corporate offices, enterprise research and development and common internal services.
At December 31, 2022, the combined square footage at the following major locations totaled more than 81 million square feet:
•Commercial Airplanes – Greater Seattle, WA; China; Greater Charleston, SC; Greater Portland, OR; Greater Los Angeles, CA; Greater Salt Lake City, UT; Australia and Canada
•Defense, Space & Security – Greater St. Louis, MO; Greater Seattle, WA; Greater Los Angeles, CA; Philadelphia, PA; Mesa, AZ; Huntsville, AL; Oklahoma City, OK; Heath, OH; Greater Washington, DC; Australia; Greater Portland, OR; Houston, TX; and Kennedy Space Center
•Global Services – San Antonio, TX; Greater Miami, FL; Dallas, TX; Great Britain; China; Jacksonville, FL; and Germany
•Other – Chicago, IL; India; Greater Los Angeles, CA; Greater St. Louis, MO; and Greater Washington, DC.
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
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. As of January 20, 2023, there were 88,322 shareholders of record.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
10/1/2022 thru 10/31/2022	4,578	$138.33
11/1/2022 thru 11/30/2022	2,371	142.24
12/1/2022 thru 12/31/2022	18,793	181.13
Total	25,742	$169.94
(1)A total of 25,742 shares were transferred to us from employees in satisfaction of tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
(2)On March 21, 2020, the Board of Directors terminated its prior authorization to repurchase shares of the Company's outstanding common stock. Share repurchases under this open market repurchase program have been suspended since April 2019.
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
Our strategy is centered on successful execution in healthy core businesses – Commercial Airplanes (BCA), Defense, Space & Security (BDS) and Global Services (BGS) – supplemented and supported by Boeing Capital (BCC). Taken together, these core businesses have historically generated substantial earnings and cash flow that enable our investments in new products and services. We focus on producing the products and providing the services that the market demands, and continue to find new ways to improve efficiency and quality to provide a fair return for our shareholders. BCA is committed to being the leader in commercial aviation by offering airplanes and services that deliver superior design, safety, efficiency and value to customers around the world. BDS integrates its resources in defense, intelligence, communications, security, space and services to deliver capability-driven solutions to customers at reduced costs. Our BDS strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets, underscored by an intense focus on growth and productivity. BGS provides support for commercial and defense through innovative, comprehensive and cost-competitive product and service solutions. BCC facilitates, arranges, structures and provides selective financing solutions for our Boeing customers.
Business Environment and Trends
Domestic travel continues to recover from the lingering effects of the COVID-19 pandemic before international travel and the narrow-body market continues to follow domestic travel recovery, while the wide-body market continues to be paced by international travel recovery. The pace of the commercial market recovery remains impacted by government restrictions related to COVID-19, especially China. We are seeing a strong recovery in travel demand for our airline customers in North and South America, the Middle East, and Europe, and demand for dedicated freighters continues to be underpinned by a strong recovery in global trade.
We and our suppliers are experiencing supply chain disruptions as a result of the lingering impacts of COVID-19, global supply chain constraints, and labor instability. We and our suppliers are also experiencing inflationary pressures. We continue to monitor the health and stability of the supply chain as we ramp up production. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows.
Airline financial performance, which influences demand for new capacity, has been adversely impacted by the COVID-19 pandemic. According to the International Air Transport Association (IATA), net losses for the airline industry were $138 billion in 2020 and $42 billion in 2021. IATA also forecasts $6.9 billion of losses for the industry globally in 2022, with approximately $9.9 billion of profits in North America driven by the robust domestic market being more than offset by losses in other regions. For 2023, IATA is forecasting $4.6 billion in profits for the industry globally. While the outlook continues to improve, we continue to face a challenging environment in the near- to medium-term as airlines are facing increased fuel and other costs, and the global economy is experiencing high inflation. The current environment is also affecting the financial viability of some airlines.

The long-term outlook for the industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our Commercial Market Outlook forecast projects a 3.8% growth rate for passenger and cargo traffic over a 20-year period. Based on long-term global economic growth projections of 2.6% in average annual gross domestic product, we project demand for approximately 41,170 new airplanes over the next 20 years. The industry remains vulnerable to exogenous developments including fuel price spikes, credit market shocks, acts of terrorism, natural disasters, conflicts, epidemics, pandemics and increased global environmental regulations.
During 2022, commercial services volume at BGS recovered to pre-pandemic levels. We expect BGS commercial revenues to remain strong in future quarters as the commercial airline industry continues to recover. The demand outlook for our government services business remains stable.
At BDS, we continue to see stable demand reflecting the important role our products and services have in ensuring our national security. Outside of the U.S., we are seeing similar solid demand as governments prioritize security, defense technology and global cooperation given evolving threats. We continue to experience near-term production disruptions and inefficiencies due to supplier disruption, labor instability and factory performance. These factors have contributed to significant earnings charges on a number of fixed-price development programs which are expected to adversely affect cash flows in future periods.
As a result of the war in Ukraine, we recorded earnings charges totaling $212 million during the first quarter of 2022, primarily related to asset impairments. We have closed our facilities in Russia. We are focused on the safety of our employees and retaining the strength of our engineering talent through voluntary transfers to other countries. We have also suspended our business in Russia, including parts, maintenance and technical support for Russian airlines, and purchases from Russian suppliers. We are complying with U.S. and international sanctions and export control restrictions. We have sufficient material and parts to avoid production disruptions in the near-term, but future impacts to our production from disruptions in our supply chain are possible. The war in Ukraine continues to impact our airline and lessor customers. We continue to monitor developments and potential Boeing impacts, and take mitigating actions as appropriate.

Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)
Years ended December 31,	2022	2021	2020
Revenues	$66,608	$62,286	$58,158

GAAP
Loss from operations	($3,547)	($2,902)	($12,767)
Operating margins	(5.3)%	(4.7)%	(22.0)%
Effective income tax rate	(0.6)%	14.8%	17.5%
Net loss attributable to Boeing Shareholders	($4,935)	($4,202)	($11,873)
Diluted loss per share	($8.30)	($7.15)	($20.88)

Non-GAAP (1)
Core operating loss	($4,690)	($4,075)	($14,150)
Core operating margins	(7.0%)	(6.5%)	(24.3%)
Core loss per share	($11.06)	($9.44)	($23.25)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 45 - 47 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Commercial Airplanes	$25,867	$19,493	$16,162
Defense, Space & Security	23,162	26,540	26,257
Global Services	17,611	16,328	15,543
Boeing Capital	199	272	261
Unallocated items, eliminations and other	(231)	(347)	(65)
Total	$66,608	$62,286	$58,158
Revenues increased by $4,322 million in 2022 compared with 2021 driven by higher revenues at BCA and BGS, partially offset by lower revenues at BDS. BCA revenues increased by $6,374 million primarily driven by higher 737 and 787 deliveries. BGS revenues increased by $1,283 million primarily due to higher commercial services volume, partially offset by lower government services volume and performance. BDS revenues decreased by $3,378 million primarily due to charges on development programs, unfavorable performance across other defense programs, and lower P-8 and weapons volume.
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
Revenues will continue to be significantly impacted until the global supply chain stabilizes, labor instability diminishes, and deliveries ramp up.
Loss From Operations
The following table summarizes Loss from operations:

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Commercial Airplanes	($2,370)	($6,475)	($13,847)
Defense, Space & Security	(3,544)	1,544	1,539
Global Services	2,727	2,017	450
Boeing Capital	29	106	63
Segment operating loss	(3,158)	(2,808)	(11,795)
Pension FAS/CAS service cost adjustment	849	882	1,024
Postretirement FAS/CAS service cost adjustment	294	291	359
Unallocated items, eliminations and other	(1,532)	(1,267)	(2,355)
Loss from operations (GAAP)	($3,547)	($2,902)	($12,767)
FAS/CAS service cost adjustment *	(1,143)	(1,173)	(1,383)
Core operating loss (Non-GAAP) **	($4,690)	($4,075)	($14,150)
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating loss is a non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 45 - 47.
Loss from operations increased by $645 million in 2022 compared with 2021. BDS had a loss from operations of $3,544 million compared with earnings of $1,544 million during 2021, primarily due to charges on development programs. BCA loss from operations decreased by $4,105 million primarily due to the absence in 2022 of the $3,460 million reach-forward loss taken on the 787 program in 2021, higher 737 deliveries and lower abnormal production costs, partially offset by higher research and development spending, charges related to the war in Ukraine and other period expenses. BGS earnings from operations increased by $710 million in 2022 compared with 2021 primarily due to higher commercial services volume and favorable mix, partially offset by lower government services performance.
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
Core operating loss increased by $615 million in 2022 compared with 2021 and decreased by $10,075 million in 2021 compared with 2020 primarily due to changes in Segment operating loss as described above.

Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Share-based plans	($114)	($174)	($120)
Deferred compensation	117	(126)	(93)
Amortization of previously capitalized interest	(95)	(107)	(95)
Research and development expense, net	(278)	(184)	(240)
Eliminations and other unallocated items	(1,162)	(676)	(1,807)
Unallocated items, eliminations and other	($1,532)	($1,267)	($2,355)
Share-based plans expense decreased by $60 million in 2022 and increased by $54 million in 2021. The lower expense in 2022 compared to 2021 was due to decreased grants of restricted stock units (RSUs) and other share-based compensation. The higher expense in 2021 compared to 2020 was primarily related to a one-time grant of RSUs to most employees in December 2020.
Deferred compensation expense decreased by $243 million in 2022, primarily driven by changes in broad stock market conditions, and increased by $33 million in 2021, primarily driven by changes in broad stock market conditions and our stock price.
Research and development expense increased by $94 million in 2022 and decreased by $56 million in 2021 primarily due to enterprise investments in product development.
Eliminations and other unallocated expense increased by $486 million in 2022 primarily due to a $200 million settlement with the Securities and Exchange Commission related to the 737 MAX accidents, lower income from operating investments, and an increase in environmental remediation expense. Eliminations and other unallocated expense decreased by $1,131 million in 2021 primarily due to earnings charges of $744 million in the fourth quarter of 2020 in anticipation of the agreement between Boeing and the U.S. Department of Justice that was finalized in January 2021 and higher income from operating investments in 2021.
Net periodic pension benefit costs included in Loss from operations were as follows:

(Dollars in millions)	Pension
Years ended December 31,	2022	2021	2020
Allocated to business segments	($852)	($885)	($1,027)
Pension FAS/CAS service cost adjustment	849	882	1,024
Net periodic pension benefit cost included in Loss from operations	($3)	($3)	($3)
The pension FAS/CAS service cost adjustment recognized in Loss from operations in 2022 decreased by $33 million compared with 2021 and decreased by $142 million in 2021 compared with 2020 due to reductions in allocated pension cost year over year. Net periodic benefit cost included in Loss from operations in 2022 was largely consistent with 2021 and 2020.
For additional discussion related to Postretirement Plans, see Note 16 to our Consolidated Financial Statements.

Other Earnings Items

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Loss from operations	($3,547)	($2,902)	($12,767)
Other income, net	1,058	551	447
Interest and debt expense	(2,533)	(2,682)	(2,156)
Loss before income taxes	(5,022)	(5,033)	(14,476)
Income tax (expense)/benefit	(31)	743	2,535
Net loss from continuing operations	(5,053)	(4,290)	(11,941)
Less: net loss attributable to noncontrolling interest	(118)	(88)	($68)
Net loss attributable to Boeing Shareholders	($4,935)	($4,202)	($11,873)
Non-operating pension income included in Other income, net was $881 million in 2022, $528 million in 2021, and $340 million in 2020. The increased income in 2022 compared to 2021 was primarily due to lower amortization of net actuarial losses in 2022 and a settlement loss recorded in 2021. The increased income in 2021 compared to 2020 was primarily due to lower interest cost and higher expected return on plan assets, partially offset by higher amortization of net actuarial losses and higher settlement charges.
Non-operating postretirement income included in Other income, net was $58 million in 2022, compared with income of $1 million in 2021 and expense of $16 million in 2020. The increased income in 2022 and 2021 was due to lower amortization of net actuarial losses.
Interest and debt expense decreased by $149 million in 2022 primarily due to lower average debt balances and increased by $526 million in 2021 as a result of higher average debt balances.
In August 2022, the President signed into law the Inflation Reduction Act of 2022, which contained provisions effective January 1, 2023, including a 15% corporate minimum tax and a 1% excise tax on stock buybacks, both of which we do not expect to have a material impact on our results of operations, financial condition or cash flows. For additional discussion related to Income Taxes, see Note 4 to our Consolidated Financial Statements.
Total Costs and Expenses (“Cost of Sales”)
Cost of sales, for both products and services, consists primarily of raw materials, parts, sub-assemblies, labor, overhead and subcontracting costs. Our BCA segment predominantly uses program accounting to account for cost of sales. Under program accounting, cost of sales for each commercial aircraft program equals the product of (i) revenue recognized in connection with customer deliveries and (ii) the estimated cost of sales percentage applicable to the total remaining program. For long-term contracts, the amount reported as cost of sales is recognized as incurred. Substantially all contracts at our BDS segment and certain contracts at our BGS segment are long-term contracts with the U.S. government and other customers that generally extend over several years. Cost of sales for commercial spare parts is recorded at average cost.

The following table summarizes cost of sales:

(Dollars in millions)
Years ended December 31	2022	2021	Change	2021	2020	Change
Cost of sales	$63,106	$59,269	$3,837	$59,269	$63,843	($4,574)
Cost of sales as a % of Revenues	94.7%	95.2%	(0.5)%	95.2%	109.8%	(14.6)%
Cost of sales increased by $3,837 million in 2022 compared with 2021, primarily due to charges recorded at BDS and higher revenues at BCA. Cost of sales as a percentage of Revenues remained largely consistent in 2022 compared to 2021.
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
Research and Development The following table summarizes our Research and development expense:

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Commercial Airplanes	$1,510	$1,140	$1,385
Defense, Space & Security	945	818	713
Global Services	119	107	138
Other	278	184	240
Total	$2,852	$2,249	$2,476
Research and development expense increased by $603 million in 2022 compared with 2021 primarily due to higher research and development expenditures on 777X, 737 MAX, as well as BCA and enterprise investments in product development.
Research and development expense decreased by $227 million in 2021 compared with 2020 primarily due to lower BCA and enterprise investments in product development and lower spending on the 777X program.

Backlog
Our backlog at December 31 was as follows:

(Dollars in millions)
Years ended December 31,	2022	2021
Commercial Airplanes	$329,824	$296,882
Defense, Space & Security	54,373	59,828
Global Services	19,338	20,496
Unallocated items, eliminations and other	846	293
Total Backlog	$404,381	$377,499

Contractual backlog	$381,977	$356,362
Unobligated backlog	22,404	21,137
Total Backlog	$404,381	$377,499
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during 2022 was primarily due to an increase in BCA backlog that was partially offset by a decrease in BDS backlog. If we remain unable to deliver 737 MAX aircraft in China for an extended period of time, and/or entry into service of the 777X, 737-7 and/or 737-10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase in unobligated backlog in 2022 was primarily due to contract awards, partially offset by reclassifications to contractual backlog related to BDS and BGS contracts.
Additional Considerations
Global Trade We continually monitor the global trade environment in response to geopolitical economic developments, as well as changes in tariffs, trade agreements or sanctions that may impact the Company.
The current state of U.S.-China relations remains an ongoing watch item. Since 2018, the U.S. and China have imposed tariffs on each other’s imports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. We are mitigating import costs through Duty Drawback Customs procedures. China is a significant market for commercial aircraft. Boeing has long-standing relationships with our Chinese customers, who represent a key component of our commercial aircraft backlog. Overall, the U.S.-China trade relationship remains stalled as economic and national security concerns continue to be a challenge.
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
Business Environment and Trends
Airline Industry Environment See Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the airline industry environment.
Industry Competitiveness The industry continues to recover from the lingering effects of the COVID-19 pandemic. The commercial aircraft market and the airline industry both remain extremely competitive. While the impacts and responses have varied globally, the reduction of demand and disruption in production has adversely impacted most manufacturers in the commercial aircraft industry.
Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 70% of Commercial Airplanes’ total backlog, in dollar terms, is with non-U.S. airlines. We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. The grounding of the 737 MAX in 2019 and the associated suspension of 737 MAX deliveries in multiple jurisdictions significantly reduced our market share with respect to deliveries of single aisle aircraft and may provide competitors with an opportunity to obtain more orders and increase market share. With government support, Airbus has historically invested heavily to create a family of products to compete with ours. After the acquisition of a majority share of Bombardier’s C Series (now A220) in 2018, Airbus continues to expand in the 100-150 seat transcontinental market. Other competitors are also in different phases of developing commercial jet aircraft, including Commercial Aircraft Corporation of China, Ltd. (COMAC), which delivered its first C919 aircraft in 2022. Some of these competitors have historically enjoyed access to government-provided financial support, including “launch aid,” which greatly reduces the cost and commercial risks associated with airplane development activities. This has enabled the development of airplanes without broad commercial viability; others to be brought to market more quickly than otherwise possible; and many offered for sale below market-based prices. Competitors continue to make improvements in efficiency, which may result in funding product development, gaining market share and improving earnings. This market environment has resulted in intense pressures on pricing and other competitive factors, and we expect these pressures to continue or intensify in the coming years.
We are focused on improving our products and services and continuing our business transformation efforts, which enhances our ability to compete and positions us for market recovery. We are also focused on taking actions to ensure that Boeing is not harmed by unfair subsidization of competitors.

Results of Operations

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Revenues	$25,867	$19,493	$16,162
% of total company revenues	39%	31%	28%
Loss from operations	($2,370)	($6,475)	($13,847)
Operating margins	(9.2)%	(33.2)%	(85.7)%
Research and development	$1,510	$1,140	$1,385
Revenues
BCA revenues increased by $6,374 million in 2022 compared with 2021 primarily due to higher 737 and 787 deliveries in 2022.
BCA revenues increased by $3,331 million in 2021 compared with 2020 primarily due to higher 737 MAX deliveries driven by recertification and return to service in most jurisdictions and the absence of charges for 737 MAX customer considerations which reduced revenues in 2020, partially offset by lower 787 deliveries in 2021.
BCA deliveries, including intercompany deliveries, as of December 31 were as follows:

	737	*	747	767	*	777	787	Total
2022
Cumulative deliveries	8,132		1,572	1,271		1,701	1,037
Deliveries	387	(13)	5	33	(15)	24	31	480
2021
Cumulative deliveries	7,745		1,567	1,238		1,677	1,006
Deliveries	263	(16)	7	32	(13)	24	14	340
2020
Cumulative deliveries	7,482		1,560	1,206		1,653	992
Deliveries	43	(14)	5	30	(11)	26	53	157
* Intercompany deliveries identified by parentheses
Loss From Operations
BCA loss from operations was $2,370 million in 2022 compared with $6,475 million in 2021 reflecting higher 737 deliveries and lower abnormal production costs, partially offset by higher research and development spending, charges related to the war in Ukraine and other period expenses. The 2021 loss also reflects a reach-forward loss on the 787 program of $3,460 million. Abnormal production costs in 2022 were $1,753 million, including $1,240 million related to the 787 program, $325 million related to the 777X program, and $188 million related to the 737 program.
BCA loss from operations was $6,475 million in 2021 compared with $13,847 million in 2020. The 2021 loss reflects the reach-forward loss on the 787 program of $3,460 million, abnormal production costs related to the 737 program of $1,887 million, and abnormal production costs related to the 787 program of $468 million resulting from continued production issues, inspections and rework, partially offset by higher 737 MAX deliveries. The 2020 loss reflects the reach-forward loss on the 777X program of $6,493 million, lower deliveries and lower program margins resulting from the COVID-19 pandemic,

$2,567 million of abnormal production costs related to the 737 program, $623 million of severance cost, $498 million of 737 MAX customer considerations, $336 million related to 737NG frame fitting component repair costs and $270 million of abnormal production costs in the first half of 2020 from the temporary suspension of operations in response to COVID-19, partially offset by lower research and development spending. Lower 787 margins reflecting a reduction in the accounting quantity in the first quarter of 2020 also contributed to lower earnings.
Backlog
Our total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to our customers where we believe it is probable that we will collect the consideration due and where no contingencies remain before we and the customer are required to perform. Backlog does not include prospective orders where customer-controlled contingencies remain, such as the customer receiving approval from its board of directors, shareholders or government or completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly probable. Backlog excludes options and BCC orders as well as orders where customers have the unilateral right to terminate. A number of our customers may have contractual remedies, including rights to reject individual airplane deliveries if the actual delivery date is significantly later than the contractual delivery date. We address customer claims and requests for other contractual relief as they arise. The value of orders in backlog is adjusted as changes to price and schedule are agreed to with customers and is reported in accordance with the requirements of ASC 606.
BCA total backlog of $329,824 million at December 31, 2022 increased from $296,882 million at December 31, 2021, reflecting new orders in excess of deliveries and price escalation, offset by order cancellations and by an increase in the value of existing orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog. Aircraft order cancellations during the year ended December 31, 2022 totaled $11,251 million and relate to 737 and 787 aircraft. The net ASC 606 adjustments for the year ended December 31, 2022 resulted in a decrease to backlog of $4,675 million primarily due to a net increase of 777X aircraft in the ASC 606 reserve, partially offset by net decreases in 737 and 787 aircraft in the ASC 606 reserve. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. If we remain unable to deliver 737 MAX aircraft in China for an extended period of time, and/or entry into service of the 777X, 737-7 and/or 737-10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.
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

	Program
	737	747	767	777	777X	787	†
2022
Program accounting quantities	10,800	1,574	1,267	1,790	400	1,600
Undelivered units under firm orders	3,653	1	106	69	244	505	(8)
Cumulative firm orders	11,785	1,573	1,377	1,770	244	1,542
2021
Program accounting quantities	10,400	1,574	1,243	1,750	350	1,500
Undelivered units under firm orders	3,414	6	108	58	253	411	(14)
Cumulative firm orders	11,159	1,573	1,346	1,735	253	1,417
2020
Program accounting quantities	10,000	1,574	1,207	1,700	350	1,500
Undelivered units under firm orders	3,282	8	75	41	191	458	(22)
Cumulative firm orders	10,764	1,568	1,281	1,694	191	1,450
† Aircraft ordered by BCC are identified in parentheses.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 400 units during 2022 due to the program's normal progress of obtaining additional orders and delivering airplanes.
We increased the production rate to 31 per month in 2022, and expect to implement further gradual production rate increases based on market demand and supply chain capacity. We expensed abnormal production costs of $188 million and $1,887 million during the years ended December 31, 2022 and 2021.
Over 190 countries have approved the resumption of 737 MAX operations. The first 737 MAX passenger flight in China since 2019 occurred on January 13, 2023. There is uncertainty regarding timing of resumption of deliveries in China, which are still subject to final regulatory approvals. We continue to work with a small number of customers who have requested to defer deliveries or to cancel orders for 737 MAX aircraft, and we are remarketing and/or delaying deliveries of certain aircraft included within inventory.
We have approximately 250 aircraft in inventory as of December 31, 2022, including approximately 140 aircraft in inventory that are designated for customers in China. We are remarketing some of these aircraft to other customers. We anticipate delivering most of the aircraft in inventory by the end of 2024. In the event that we are unable to resume aircraft deliveries in China or remarket those aircraft and/or ramp up deliveries consistent with our assumptions, our expectation of delivery timing could be impacted.

The 737-7 and 737-10 models are currently going through FAA certification. The Consolidated Appropriations Act, 2023 amended Section 116 of the ACSAA, such that applications for original or amended type certifications that were submitted to the FAA prior to December 27, 2020, including those of the 737-7 and 737-10, are no longer subject to the crew alerting specifications of Section 116. Additionally, beginning one year after the FAA issues the type certificate for the 737-10, any new 737 MAX aircraft must include certain safety enhancements to be issued an original airworthiness certification by the FAA. These enhancements are included in Boeing’s application for the certification for the 737-10, and the sufficiency of these enhancements will be determined by the FAA. Beginning three years after the issuance of a type certificate for the 737-10, all previously delivered 737 MAX aircraft must be retrofitted with these safety enhancements. As the holder of the type certificate, Boeing is required to bear any costs of these safety enhancement retrofits. We have provisioned for the estimated costs associated with the safety enhancements and do not expect those costs to be material.
We are following the lead of the FAA as we work through the certification process, and currently expect the 737-7 to be certified and delivered in 2023, and the 737-10 to begin FAA certification flight testing in 2023 with first delivery in in 2024. At December 31, 2022, we had 27 737-7 and 3 737-10 aircraft in inventory and 236 737-7 and 720 737-10 aircraft in backlog and have delivered a total of 1,033 737 MAX aircraft. If we experience delays in achieving certification and/or incorporating safety enhancements, future revenues, cash flows and results of operations could be adversely impacted.
See further discussion of the 737 MAX in Note 7 and Note 13 to our Consolidated Financial Statements.
747 Program We completed production of the 747 in the fourth quarter of 2022 and delivery of the last aircraft is expected to occur in early 2023. Ending production of the 747 did not have a material impact on our financial position, results of operations or cash flows.
767 Program The accounting quantity for the 767 program increased by 24 units during 2022 due to the program's normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. The commercial program has near break-even gross margins. We are currently producing at a combined rate of 3 aircraft per month.
777 and 777X Programs The accounting quantity for the 777 program increased by 40 units during 2022 due to the program's normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a combined production rate of 3 per month for the 777/777X programs. The accounting quantity for the 777X program increased by 50 units during 2022 reflecting the launch of the 777X-8 freighter during the first quarter of 2022. First delivery of the 777X-8 freighter is expected in 2027.
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
In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. We implemented the production pause during the second quarter of 2022, and it is expected to result in abnormal production costs of approximately $1.5 billion that are being expensed as incurred until 777X-9 production resumes. During the year ended December 31, 2022, $0.3 billion of abnormal costs were period expensed.

The 777X program had near break-even gross margins at December 31, 2022. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued production disruption due to labor instability and supply chain disruption, customer negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
787 Program During the fourth quarter of 2022, we increased the accounting quantity for the 787 program by 100 units due to the program’s normal progress of obtaining additional orders and delivering aircraft. The increase in the accounting quantity improved the program’s profit margin.
We received FAA authorization to resume delivery on July 28, 2022 and deliveries resumed in August. During 2022, we delivered 31 aircraft to customers. We continue to conduct inspections and rework on undelivered aircraft. During 2021, we delivered 14 aircraft between March and May 2021 prior to deliveries being paused in May 2021 due to production quality issues including in our supply chain. We have implemented changes in the production process designed to ensure that newly-built airplanes meet our specifications and do not require further inspections and rework. At December 31, 2022, and 2021, we had approximately 100 and 110 aircraft in inventory. Most of the aircraft in inventory at December 31, 2022 are expected to deliver by the end of 2024.
We are currently producing at low rates and expect to gradually return to 5 per month in 2023. In the third quarter of 2021, we determined that production rates below 5 per month represented abnormally low production rates and result in abnormal production costs. We also determined that the inspections and rework costs on inventoried aircraft are excessive and should also be accounted for as abnormal production costs that are required to be expensed as incurred. Cumulative abnormal costs recorded through December 31, 2022 totaled $1.7 billion. During the fourth quarter of 2022 we adjusted the total estimate of abnormal production costs up to $2.8 billion with most being incurred by the end of 2023. At December 31, 2021, we were expecting to incur approximately $2 billion of abnormal production costs on a cumulative basis. The increase was primarily driven by a decision in the fourth quarter of 2022 to slow down near-term production due to supply chain constraints and increased inspection and rework costs. We continue to work with customers and suppliers regarding timing of future deliveries and production rate changes.
During the fourth quarter of 2021, we recorded a loss of $3.5 billion on the program primarily due to the additional rework, as well as other actions required to resume 787 deliveries, taking longer than expected. These impacts have resulted in longer than expected delivery delays and associated customer considerations.
Fleet Support We provide the operators of our commercial aircraft with assistance and services to facilitate efficient and safe airplane operation. Collectively known as fleet support services, these activities and services begin prior to airplane delivery and continue throughout the operational life of the airplane. They include flight and maintenance training, field service support, engineering services, information services and systems and technical data and documents. The costs for fleet support are expensed as incurred and have historically been approximately 1% of total consolidated costs of products and services.

Program Development The following chart summarizes the time horizon between go-ahead and planned initial delivery for major Commercial Airplanes derivatives and programs.

Go-ahead and Initial Delivery

737-7	2011				2023

737-10			2017			2024

777X-9		2013					2025

777X-8F				2022				2027

Reflects models in development during 2022
The development schedules shown above are subject to a number of uncertainties, including changes in certification requirements. The timing of certifications will ultimately be determined by the regulators.
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging, such as the 787 production issues and associated rework. In addition, the introduction of new aircraft and derivatives, such as the 777X, 737-7 and 737-10, involves increased risks associated with meeting development, production and certification schedules. These challenges include increased global regulatory scrutiny of all development aircraft in the wake of the 737 MAX accidents. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors due to changes in the inflation rate or other economic indicators, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, achieving anticipated cost reductions, the addition of regulatory requirements in connection with certification in one or more jurisdictions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier claims or assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
The Consolidated Appropriations Act, 2023, enacted in December 2022, provided fiscal year 2023 (FY23) appropriations for government departments and agencies, including $817 billion for the U.S. DoD and $25.4 billion for NASA. The enacted FY23 appropriations included funding for Boeing’s major programs, including the F/A-18 Super Hornet, F-15EX, CH-47 Chinook, AH-64 Apache, V-22 Osprey, KC-46A Tanker, MQ-25, and the Space Launch System. The FY23 appropriations support F/A-18 production further into calendar year 2025. The FY23 appropriations did not include funding for additional P-8 aircraft. The P-8 program continues to pursue additional sales opportunities to extend production beyond 2024.
There is ongoing uncertainty with respect to program-level appropriations for the U.S. DoD, NASA and other government agencies for fiscal year 2024 and beyond. U.S. government discretionary spending, including defense spending, is likely to continue to be subject to pressure. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position and/or cash flows.
Non-U.S. Defense Environment Overview The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At the end of 2022, 28% of BDS backlog was attributable to non-U.S. customers.
Results of Operations

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Revenues	$23,162	$26,540	$26,257
% of total company revenues	35%	43%	45%
(Loss)/earnings from operations	($3,544)	$1,544	$1,539
Operating margins	(15.3)%	5.8%	5.9%
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

Deliveries of new-build production units, including remanufactures and modifications, were as follows:

Years ended December 31,	2022	2021	2020
F/A-18 Models	14	21	20
F-15 Models	12	16	4
CH-47 Chinook (New)	19	15	27
CH-47 Chinook (Renewed)	9	5	3
AH-64 Apache (New)	25	27	19
AH-64 Apache (Remanufactured)	50	56	52
MH-139 Grey Wolf	4
KC-46 Tanker	15	13	14
P-8 Models	12	16	15
Commercial Satellites	4
Military Satellites	1
Total	165	169	154
Revenues
BDS revenues in 2022 decreased by $3,378 million compared with 2021 primarily due to charges on development programs. Unfavorable performance across other defense programs and lower P-8 and weapons volume also contributed to the decrease in revenue. Cumulative contract catch-up adjustments in 2022 were $1,858 million more unfavorable than the prior year largely due to charges on development programs.
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
(Loss)/earnings From Operations
BDS loss from operations in 2022 of $3,544 million decreased by $5,088 million compared with earnings from operations of $1,544 million in 2021 primarily due to unfavorable impacts of cumulative contract catch-up adjustments ($4,284 million more unfavorable in 2022 than 2021). Volume and mix and higher research and development also contributed to the year over year earnings decline. Charges of fixed price development programs in 2022 included VC-25B ($1,452 million), KC-46A Tanker ($1,374 million), MQ-25 ($579 million), T-7A Red Hawk Production Options ($552 million), T-7A Red Hawk Engineering, Manufacturing and Development (EMD) ($203 million), and Commercial Crew ($288 million). These were partially offset by charges on the KC-46A Tanker ($402 million), VC-25B ($318 million), and Commercial Crew ($214 million) recognized in 2021. The net unfavorable cumulative contract catch-up adjustments represent losses incurred on these development and other programs. See further discussion of fixed-price contracts in Note 13 to our Consolidated Financial Statements.
BDS earnings from operations in 2021 of $1,544 million increased by $5 million compared with earnings from operations of $1,539 million in 2020 primarily due to less unfavorable impacts from cumulative contract catch-up adjustments, which improved $219 million from the prior year, largely due to lower KC-46A Tanker charges in 2021 compared to 2020 and other charges on development programs. The $219 million change in cumulative contract catch-up adjustments was offset primarily by lower volume and mix on rotorcraft programs and lower equity earnings for United Launch Alliance (ULA). During 2020, BDS recorded charges on KC-46A Tanker ($1,320 million) and VC-25B ($168 million).

BDS (loss)/earnings from operations includes our share of income from equity method investments of $13 million, $53 million and $141 million primarily from our ULA and non-U.S. joint ventures in 2022, 2021 and 2020, respectively. Earnings from our ULA joint venture increased in 2022, partially offset by losses on other operating investments.
Backlog
Total backlog of $54,373 million at December 31, 2022 was $5,455 million lower than December 31, 2021 due to the timing of awards and revenue recognized on contracts awarded in prior years.
Additional Considerations
Our BDS business includes a variety of development programs which have complex design and technical challenges. Some of these programs have cost-type contracting arrangements. In these cases, the associated financial risks are primarily in reduced fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Examples of these programs include Ground-based Midcourse Defense, Proprietary and Space Launch System programs.
Some of our development programs are contracted on a fixed-price basis. Examples of significant fixed-price development programs include Commercial Crew, KC-46A Tanker, MQ-25, T-7A Red Hawk, VC-25B, and commercial and military satellites. A number of our ongoing fixed-price development programs have reach-forward losses. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. Many development programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions or other financially significant exposure. Risk remains that we may be required to record additional reach-forward losses in future periods.
Global Services
Business Environment and Trends
The aerospace markets we serve include parts distribution, logistics and other inventory services; maintenance, engineering and upgrades; training and professional services; and data analytics and digital services. During 2022, commercial services volume at BGS recovered to pre-pandemic levels. We expect BGS commercial revenues to remain strong in future quarters as the commercial airline industry continues to recover.
Over the long-term, as the size of the worldwide commercial airline fleet continues to grow, so does demand for aftermarket services designed to increase efficiency and extend the economic lives of aircraft. Airlines are using data analytics to plan flight operations and predictive maintenance to improve their productivity and efficiency. Airlines continue to look for opportunities to reduce the size and cost of their spare parts inventory, frequently outsourcing spares management to third parties.
The demand outlook for our government services business has remained stable in 2022. Government services market segments are growing on pace with related fleets, but vary based on the utilization and age of the aircraft. The U.S. government services market is the single largest individual market, comprising over 50 percent of the government services markets served. Over the next decade, we expect U.S. growth to remain flat and non-U.S. fleets, led by Middle East and Asia Pacific customers, to add rotorcraft and commercial derivative aircraft at faster rates. We expect less than 20 percent of the worldwide fleet of military aircraft to be retired and replaced over the next ten years, driving increased demand for services to maintain aging aircraft and enhance aircraft capability.
BGS’ major customer, the U.S. government, remains subject to the spending limits and uncertainty described on page 35, which could restrict the execution of certain program activities and delay new programs or competitions.
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
Results of Operations

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Revenues	$17,611	$16,328	$15,543
% of total company revenues	26%	26%	27%
Earnings from operations	$2,727	$2,017	$450
Operating margins	15.5%	12.4%	2.9%
Revenues
BGS revenues in 2022 increased by $1,283 million compared with 2021 primarily due to higher commercial services volume, partially offset by lower government services volume and performance. The decrease in government services volume is partly driven by the discontinuation of an engine distribution agreement in the second quarter of 2022. The net favorable impact of cumulative contract catch-up adjustments in 2022 was $137 million lower than the prior year.
BGS revenues in 2021 increased by $785 million compared with 2020 due to higher commercial and government services volume. The net favorable impact of cumulative contract catch-up adjustments in 2021 was $37 million lower than the prior year.
Earnings From Operations
BGS earnings from operations in 2022 increased by $710 million compared with 2021, primarily due to higher commercial services volume and favorable mix, partially offset by lower government services performance. The net unfavorable impact of cumulative contract catch-up adjustments in 2022 was $148 million worse than the net favorable impact in the prior year.
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

Backlog
BGS total backlog of $19,338 million at December 31, 2022 decreased by 6% from $20,496 million at December 31, 2021, primarily due to revenue recognized on contracts awarded in prior years.
Boeing Capital
Business Environment and Trends
BCC’s gross customer financing and investment portfolio at December 31, 2022 totaled $1,549 million. A substantial portion of BCC’s portfolio is composed of customers that have less than investment-grade credit. BCC’s portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably 717 and 747-8 aircraft.
BCC provided customer financing of $96 million during 2022 and none during 2021. While we may be required to fund a number of new aircraft deliveries in 2023 and/or provide refinancing for existing bridge debt, we expect alternative financing will be available at reasonable prices from broad and globally diverse sources.
Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 4,950 western-built commercial jet aircraft (18.3% of current world fleet) were parked at the end of 2022, including both in-production and out-of-production aircraft types. Of these parked aircraft, a larger portion are expected to be retired compared to the pre-COVID-19 period, which directly impacts the Company in terms of number of new aircraft deliveries and financing opportunities, the ability of existing customers to meet current payment obligations and the value of aircraft in its portfolio. We continue to work closely with our customers to mitigate the risk. At the end of 2021 and 2020, 20.5% and 29.4% of the western-built commercial jet aircraft were parked. Aircraft valuations could decline if significant numbers of additional aircraft, particularly types with relatively few operators, are placed out of service. See Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the airline industry environment.
Results of Operations

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Revenues	$199	$272	$261
Earnings from operations	$29	$106	$63
Operating margins	15%	39%	24%
Revenues
BCC segment revenues consist principally of lease income from equipment under operating lease, interest income from financing receivables and notes, and other income. BCC’s revenues in 2022 decreased by $73 million compared with 2021 primarily due to lower gains on re-lease of assets.
Earnings From Operations
BCC’s earnings from operations is presented net of interest expense, provision for (recovery of) losses, asset impairment expense, depreciation on leased equipment and other operating expenses. In 2022, earnings from operations decreased by $77 million compared with 2021, primarily due to an increase in the allowance for losses on receivables as a result of the war in Ukraine and lower revenues. Earnings from operations in 2021 increased by $43 million compared with 2020 primarily due to higher revenues, lower provision for losses, and lower interest and asset impairment expenses.

Financial Position
The following table presents selected financial data for BCC as of December 31:

(Dollars in millions)	2022	2021
Customer financing and investment portfolio, net	$1,494	$1,720
Other assets, primarily cash and short-term investments	460	462
Total assets	$1,954	$2,182

Other liabilities, primarily income taxes	$239	$347
Debt, including intercompany loans	1,425	1,525
Equity	290	310
Total liabilities and equity	$1,954	$2,182

Debt-to-equity ratio	4.9-to-1	4.9-to-1
BCC’s customer financing and investment portfolio at December 31, 2022 decreased $226 million from December 31, 2021, primarily due to portfolio run-off, partially offset by new volume.
BCC enters into certain intercompany transactions, reflected in Unallocated items, eliminations and other, in the form of intercompany guarantees and other subsidies that mitigate the effects of certain credit quality or asset impairment issues on the BCC segment.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Net loss	($5,053)	($4,290)	($11,941)
Non-cash items	4,426	7,851	10,866
Changes in assets and liabilities	4,139	(6,977)	(17,335)
Net cash provided/(used) by operating activities	3,512	(3,416)	(18,410)
Net cash provided/(used) by investing activities	4,370	9,324	(18,366)
Net cash (used)/provided by financing activities	(1,266)	(5,600)	34,955
Effect of exchange rate changes on cash and cash equivalents	(73)	(39)	85
Net increase/(decrease) in cash & cash equivalents, including restricted	6,543	269	(1,736)
Cash & cash equivalents, including restricted, at beginning of year	8,104	7,835	9,571
Cash & cash equivalents, including restricted, at end of year	$14,647	$8,104	$7,835
Operating Activities Net cash provided by operating activities was $3.5 billion during 2022, compared with net cash used by operating activities of $3.4 billion during 2021. The $6.9 billion improvement in cash provided by operating activities in 2022 is primarily driven by improved changes in assets and liabilities of $11.1 billion, partially offset by lower non-cash items of $3.4 billion and higher net loss of $0.8 billion. Changes in assets and liabilities for 2022 improved by $11.1 billion compared with 2021 primarily driven by favorable changes in Accrued liabilities ($6.6 billion), Accounts payable ($4.6 billion) and Inventories ($1.5 billion), partially offset by a decrease in Advances and progress billings ($2.4 billion) in 2022. The increase in Accrued liabilities is primarily driven by the accrued losses on BDS fixed-price development programs, lower payments to 737 MAX customers in 2022, and a $0.7 billion payment in 2021 consistent with the terms of the Deferred Prosecution Agreement between Boeing and the U.S. Department of Justice. Concessions paid to 737 MAX customers totaled $1.0 billion and $2.5 billion during 2022 and 2021. Growth in Accounts Payable in 2022 is a source of cash while reductions in Accounts Payable in 2021 were a use of cash generally reflecting increases in production rates. Inventory improvements were driven by higher 737 MAX deliveries and resumption of 787 deliveries in 2022. Additionally, in 2022 and 2021 we received income tax refunds of $1.5 billion and $1.7 billion. Cash provided by Advances and progress billings was $0.1 billion in 2022, as compared with $2.5 billion of cash provided in 2021. The $3.4 billion reduction in non-cash items in 2022 is primarily driven by the $3.5 billion reach-forward loss on the 787 program that was recorded in 2021. Net loss for 2022 was $5.1 billion compared with net loss of $4.3 billion in 2021. The $0.8 billion year-over-year increase in the net loss is primarily driven by the absence of an income tax benefit in 2022.
The reduction in cash used by operating activities in 2021 compared with 2020 is primarily driven by lower net loss and improved changes in assets and liabilities. Non-cash items in 2021 include the $3.5 billion reach-forward loss on the 787 program which was recorded as a reduction to inventory, as well as $1.2 billion of treasury shares issued to fund Company contributions to the 401(k) plan and $0.8 billion of share-based plans expense reflecting a one-time stock grant to most employees in lieu of 2021 salary increases. The changes in assets and liabilities reflect the significant increase in commercial aircraft inventory in 2020 driven by lower deliveries due to the COVID-19 pandemic and the 737 MAX grounding. In 2021, inventory growth slowed as the continued buildup of 787 aircraft caused by production issues and 777X inventory growth was partially offset by a decrease in 737 MAX inventory following the resumption of deliveries. Compensation payments to 737 MAX customers totaled $2.5 billion in 2021 and $2.2 billion in 2020. In the first quarter of 2021, we paid $0.7 billion consistent with the terms of the Deferred Prosecution Agreement between Boeing and the U.S. Department of Justice. Additionally, in 2021, we received income tax refunds of $1.7 billion. Cash provided by Advances and progress billings was $2.5 billion in 2021, as compared with Cash used by Advances and progress billings of $1.1 billion in 2020.
At December 31, 2022 and 2021, Accounts payable included $2.5 billion and $2.3 billion payable to suppliers who have elected to participate in supply chain financing programs. Payables to suppliers who elected to participate in supply chain financing programs increased by $0.2 billion in 2022 and declined by $1.5 billion and $1.9 billion in 2021 and 2020. Supply chain financing is not material to our overall liquidity. The declines in 2021 and 2020 were primarily due to reductions in commercial purchases from suppliers.
Investing Activities Cash provided by investing activities during 2022 was $4.4 billion, compared with cash provided by investing activities of $9.3 billion during 2021 and cash used by investing activities of $18.4 billion during 2020. The decrease in cash inflows in 2022 compared to 2021 is primarily due to $5.6 billion of net proceeds from investments compared to $9.8 billion in 2021. The increase in cash inflows in 2021 compared to 2020 is primarily due to $27.1 billion of higher net proceeds from investments. Capital expenditures totaled $1.2 billion in 2022, compared with $1.0 billion in 2021 and $1.3 billion in 2020. We expect capital expenditures in 2023 to be higher than in 2022.
Financing Activities Cash used by financing activities was $1.3 billion during 2022, compared with $5.6 billion during 2021 and cash provided of $35.0 billion in 2020. The decrease of $4.3 billion compared with 2021 primarily reflects higher net debt repayments in 2021. During 2021, debt repayments net of new borrowings were $5.6 billion, primarily due to $13.8 billion of repayments of our two-year delayed draw term loan credit agreement, partially offset by $9.8 billion of fixed rate senior notes issued in the first quarter of 2021. During the year ended December 31, 2020, new borrowings net of repayments were $36.3 billion, primarily due to $29.9 billion of fixed rate senior notes issued in 2020 and $13.8 billion of new borrowings under a two-year delayed draw term loan agreement entered into in the first quarter of 2020.

At December 31, 2022 and 2021 debt balances totaled $57.0 billion and $58.1 billion, of which $5.2 billion and $1.3 billion were classified as short-term. This included $1.4 billion and $1.5 billion of debt attributable to BCC at December 31, 2022 and 2021, of which $0.2 billion and $0.3 billion were classified as short-term.
During the years ended December 31, 2022, 2021 and 2020, we did not repurchase any shares through our open market share repurchase program. Share repurchases under this program have been suspended since April 2019. In March 2020, the Board of Directors terminated its prior authorization to repurchase shares of the Company's outstanding common stock in the open market. We had 0.2 million, 0.3 million and 0.6 million shares transferred to us from employee tax withholdings in 2022, 2021 and 2020, respectively. In March 2020, we announced the suspension of our dividend until further notice. As a result, we did not pay any dividends in 2022 and 2021 compared with $1.2 billion paid in 2020.

Capital Resources
The following table summarizes certain cash requirements for known contractual and other obligations as of December 31, 2022, and the estimated timing thereof. See Note 12 for future operating lease payments.

(Dollars in millions)	Current	Long-term	Total
Long-term debt (including current portion)	$5,197	$52,338	$57,535
Interest on debt	2,266	31,397	33,663
Pension and other postretirement	519	8,133	8,652
Purchase obligations	62,025	59,515	121,540
737 MAX customer concessions and consideration(1)	100	600	700
(1)    For further discussion, see Note 13 to our Consolidated Financial Statements.
We expect to be able to fund our cash requirements through cash and short-term investments and cash provided by operations, as well as continued access to capital markets. At December 31, 2022, we had $14.6 billion of cash, $2.6 billion of short-term investments, and $12.0 billion of unused borrowing capacity on revolving credit line agreements. In the third quarter of 2022, we entered into a $5.8 billion 364-day revolving credit agreement expiring in August 2023, a $3 billion three-year revolving credit agreement expiring in August 2025, and amended our $3.2 billion five-year revolving credit agreement, which expires in October 2024, primarily to incorporate a LIBOR successor rate. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
Our increased debt balance resulted in downgrades to our credit ratings in 2020, and our ratings remained unchanged in 2022 and 2021. We expect to be able to access capital markets when we require additional funding in order to pay off existing debt, address further impacts to our business related to market developments, fund outstanding financing commitments or meet other business requirements. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings, and/or associated changes in demand for our products and services. These risks will be particularly acute if we are subject to further credit rating downgrades. The occurrence of any or all of these events may adversely affect our ability to fund our operations and financing or contractual commitments.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At December 31, 2022, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements) and a limitation on consolidated debt as a percentage of total capital (as defined in the credit agreements). When considering debt covenants, we continue to have substantial borrowing capacity.

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
At December 31, 2022 and 2021, our pension plans were $5.3 billion and $7.8 billion underfunded as measured under Generally Accepted Accounting Principles in the United States of America (GAAP). On an ERISA basis our plans are more than 100% funded at December 31, 2022. We do not expect to make significant contributions to our pension plans in 2023. We may be required to make higher contributions to our pension plans in future years.
In the fourth quarter of 2020, we contributed $3 billion of our common stock to our pension fund. In the fourth quarter of 2020, we also began using our common stock in lieu of cash to fund Company contributions to our 401(k) plans for the foreseeable future. Under this approach, common stock is contributed to our 401(k) plans following each pay period. This further enables the Company to conserve cash. We have retained an independent fiduciary to manage and liquidate stock contributed to these plans at its discretion.
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
We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology or skills transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our local operations there, placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2022, we incurred no such penalties. As of December 31, 2022, we had outstanding industrial participation agreements totaling $24.8 billion that extend through 2034. Purchase order commitments associated with industrial participation agreements are included in purchase obligations. To be eligible for such a purchase order commitment from us, a non-U.S. supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.
Off-Balance Sheet Arrangements We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 14 to our Consolidated Financial Statements.
Commercial Commitments
The following table summarizes our commercial commitments outstanding as of December 31, 2022.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$5,070	$3,859	$1,036	$10	$165
Commercial aircraft financing commitments	16,105	3,084	5,989	4,075	2,957
Total commercial commitments	$21,175	$6,943	$7,025	$4,085	$3,122
Commercial aircraft financing commitments include commitments to provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns or refinancing with respect to delivered aircraft, based on estimated earliest potential funding dates. Customer financing commitments totaled $16.1 billion and $12.9 billion at December 31, 2022 and 2021. The increase relates to new financing commitments. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. See Note 13 to our Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 21 to our Consolidated Financial Statements.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $752 million at December 31, 2022. For additional information, see Note 13 to our Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Loss, Core Operating Margin and Core Loss Per Share
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
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $849 million in 2022, $882 million in 2021 and $1,024 million in 2020. The lower benefits in 2022 and 2021 were primarily due to reductions in allocated pension cost year over year. The non-operating pension expense included in Other income, net was a benefit of $881 million in 2022, $528 million in 2021 and $340 million in 2020. The higher benefits in 2022 were primarily due to lower amortization of net actuarial losses and a settlement loss that was recorded in 2021. For further discussion of pension and other postretirement costs, see the Management’s Discussion and Analysis on page 24 of this Form 10-K and see Note 22 to our Consolidated Financial Statements.
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

Reconciliation of Non-GAAP Measures to GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating loss, core operating margins and core loss per share with the most directly comparable GAAP financial measures of loss from operations, operating margins and diluted loss per share.

(Dollars in millions, except per share data)
Years ended December 31,	2022	2021	2020
Revenues	$66,608	$62,286	$58,158
Loss from operations, as reported	($3,547)	($2,902)	($12,767)
Operating margins	(5.3)%	(4.7)%	(22.0)%

Pension FAS/CAS service cost adjustment(1)	($849)	($882)	($1,024)
Postretirement FAS/CAS service cost adjustment(1)	(294)	(291)	(359)
FAS/CAS service cost adjustment(1)	($1,143)	($1,173)	($1,383)
Core operating loss (non-GAAP)	($4,690)	($4,075)	($14,150)
Core operating margins (non-GAAP)	(7.0)%	(6.5)%	(24.3)%

Diluted loss per share, as reported	($8.30)	($7.15)	($20.88)
Pension FAS/CAS service cost adjustment(1)	(1.43)	(1.50)	(1.80)
Postretirement FAS/CAS service cost adjustment(1)	(0.49)	(0.49)	(0.63)
Non-operating pension expense(2)	(1.47)	(0.91)	(0.60)
Non-operating postretirement expense(2)	(0.10)		0.03
Provision for deferred income taxes on adjustments (3)	0.73	0.61	0.63
Core loss per share (non-GAAP)	($11.06)	($9.44)	($23.25)

Weighted average diluted shares (in millions)	595.2	588.0	569.0
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
Due to the size, duration and nature of many of our long-term contracts, the estimation of total sales and costs through completion is complicated and subject to many variables. Total sales estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance, and price adjustment clauses (such as inflation or index-based clauses). The majority of these long-term contracts are with the U.S. government where the price is generally based on estimated cost to produce the product or service plus profit. Federal Acquisition Regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Total cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, anticipated labor agreements, and lingering impacts of COVID-19.
Revenue and cost estimates for all significant long-term contract performance obligations are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the performance obligation’s inception to date revenues, cost of sales and profit in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss which would be recorded immediately in earnings. Net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts, including the impact of increases in estimated losses on unexercised options, increased Loss from operations by $5,253 million, $880 million and $942 million in 2022, 2021 and 2020, respectively. The cumulative catch-up adjustments in 2022 were primarily due to losses recognized on the VC-25B, KC-46A Tanker, MQ-25, Commercial Crew and T-7A Red Hawk programs. These are all fixed-price development programs, and there is ongoing risk that similar losses may have to be recognized in future periods on these and/or other programs.
Due to the significance of judgment in the estimation process described above, it is likely that materially different earnings could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, internal and supplier performance, inflationary trends, or other circumstances may adversely or positively affect financial performance in future periods. If the combined gross margins for our profitable long-term contracts had been estimated to be higher or lower by 1% during 2022, it would have increased or decreased pre-tax income for the year by approximately $300 million.
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
Factors that must be estimated include program accounting quantity, sales price, labor and employee benefit costs, material costs, procured part costs, major component costs, overhead costs, program tooling and other non-recurring costs, and warranty costs. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers and market studies. Total estimated program sales are determined by estimating the model mix and sales price for all unsold units within the accounting quantity, added together with the sales prices for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment for inflation that is updated quarterly. Cost estimates are based largely on negotiated and anticipated contracts with suppliers, historical performance trends, and business base and other economic projections. Factors that influence these estimates include production rates, internal and subcontractor performance trends, learning curve, change incorporation, regulatory requirements in connection with certification, flight test and certification schedules, performance or reliability issues involving completed aircraft, customer and/or supplier claims or assertions, asset utilization, anticipated labor agreements, inflationary or deflationary trends, and lingering impacts of COVID-19.
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
The 767, 777X, and 787 programs had near break-even or single digit margins at December 31, 2022. Adverse changes to the revenue and/or cost estimates for these programs could result in earnings charges in future periods.
777X Program The 777X program had near break-even gross margins at December 31, 2022. The level of profitability on the 777X program will be subject to a number of factors. These factors include continued production disruption due to labor instability and supply chain disruption, customer negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods, which may be material.
787 Program During the fourth quarter of 2021, we recorded a loss of $3.5 billion on the 787 program primarily due to rework driving longer delivery delays than were previously expected and associated customer considerations. During the fourth quarter of 2022, we increased the 787 program accounting quantity by 100 units due to the program’s normal progress of obtaining additional orders and delivering aircraft. The increase in the accounting quantity improved the program’s profit margin.
Our program revenue and cost assumptions reflect our current best estimate. However, if we are required to reduce the accounting quantity and/or production rates, experience further delivery delays, incur additional customer considerations, or experience other factors that result in lower margins, the 787 program could record additional losses in future periods, which may be material.

Pension Plans
Many of our employees have earned benefits under defined benefit pension plans. The majority of employees that had participated in defined benefit pension plans have transitioned to a company-funded defined contribution retirement savings plan. Accounting rules require an annual measurement of our projected obligation and plan assets. These measurements are based upon several assumptions, including the discount rate and the expected long-term rate of asset return. Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligation and Shareholders’ equity.
The projected benefit obligation is sensitive to discount rates. The projected benefit obligation would decrease by $1,270 million or increase by $1,415 million if the discount rate increased or decreased by 25 basis points. A 25 basis point change in the discount rate would not have a significant impact on pension cost. However, net periodic pension cost is sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2022 net periodic pension cost by $158 million. See Note 16 of the Notes to our Consolidated Financial Statements, which includes the discount rate and expected long-term rate of asset return assumptions for the last three years.
Deferred Income Taxes – Valuation Allowance
The Company had deferred income tax assets of $12,301 million at December 31, 2022 that can be used in future years to offset taxable income and reduce income taxes payable. The Company had deferred income tax liabilities of $9,306 million at December 31, 2022 that will partially offset deferred income tax assets and result in higher taxable income in future years and increase income taxes payable. Tax law determines whether future reversals of temporary differences will result in taxable and deductible amounts that offset each other in future years. The particular years in which temporary differences result in taxable or deductible amounts generally are determined by the timing of the recovery of the related asset or settlement of the related liability.
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
Deferred tax liabilities represent the assumed source of future taxable income and the majority are assumed to generate taxable amounts during the next five years. Deferred tax assets include amounts related to pension and other postretirement benefits that are assumed to generate significant deductible amounts beyond five years. The Company’s valuation allowance of $3,162 million at December 31, 2022 primarily relates to pension and other postretirement benefit obligation deferred tax assets, tax credits and other carryforwards that are assumed to reverse beyond the period in which reversals of deferred tax liabilities are assumed to occur. During 2022, the Company increased the valuation allowance by $739 million primarily due to tax credits and other carryforwards generated in 2022 that cannot be realized in 2022, partially offset by favorable pension remeasurement. Until the Company generates sustained levels of profitability, additional valuation allowances may have to be recorded with corresponding adverse impacts on earnings and/or other comprehensive income.
For additional information regarding income taxes, see Note 4 of the Notes to the Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have financial instruments that are subject to interest rate risk, principally fixed- and floating-rate debt obligations, and customer financing assets and liabilities. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt. As of December 31, 2022, we do not have any significant floating-rate debt obligations. Historically, we have not experienced material gains or losses on our customer financing assets and liabilities due to interest rate changes.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2022, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized losses by $232 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.
Commodity Price Risk
We are subject to commodity price risk relating to commodity purchase contracts for items used in production that are subject to changes in the market price. We use commodity swaps and commodity purchase contracts to hedge against these potentially unfavorable price changes. Our commodity purchase contracts and derivatives are both sensitive to changes in the market price. At December 31, 2022, a 10% increase or decrease in the market price in our commodity derivatives would have increased or decreased our unrealized losses by $70 million. Consistent with the use of these contracts to neutralize the effect of market price fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these commodity purchase contracts and the offsetting swaps do not create material market risk.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries
Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2022	2021	2020
Sales of products	$55,893	$51,386	$47,142
Sales of services	10,715	10,900	11,016
Total revenues	66,608	62,286	58,158

Cost of products	(53,969)	(49,954)	(54,568)
Cost of services	(9,109)	(9,283)	(9,232)
Boeing Capital interest expense	(28)	(32)	(43)
Total costs and expenses	(63,106)	(59,269)	(63,843)
	3,502	3,017	(5,685)
(Loss)/income from operating investments, net	(16)	210	9
General and administrative expense	(4,187)	(4,157)	(4,817)
Research and development expense, net	(2,852)	(2,249)	(2,476)
Gain on dispositions, net	6	277	202
Loss from operations	(3,547)	(2,902)	(12,767)
Other income, net	1,058	551	447
Interest and debt expense	(2,533)	(2,682)	(2,156)
Loss before income taxes	(5,022)	(5,033)	(14,476)
Income tax (expense)/benefit	(31)	743	2,535
Net loss	(5,053)	(4,290)	(11,941)
Less: net loss attributable to noncontrolling interest	(118)	(88)	(68)
Net loss attributable to Boeing Shareholders	($4,935)	($4,202)	($11,873)

Basic loss per share	($8.30)	($7.15)	($20.88)

Diluted loss per share	($8.30)	($7.15)	($20.88)
See Notes to the Consolidated Financial Statements on pages 59 - 114.

The Boeing Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Net loss	($5,053)	($4,290)	($11,941)
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	(62)	(75)	98
Unrealized loss on certain investments, net of tax of $0, $0 and $0	(1)
Derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $12, ($16) and ($4)	(40)	55	14
Reclassification adjustment for loss/(gain) included in net earnings, net of tax of ($3), $2 and ($7)	10	(6)	27
Total unrealized (loss)/gain on derivative instruments, net of tax	(30)	49	41
Defined benefit pension plans & other postretirement benefits:
Net actuarial gain/(loss) arising during the period, net of tax of ($22), ($32) and $111	1,533	4,262	(1,956)
Amortization of actuarial loss included in net periodic pension cost, net of tax of ($11), ($8) and ($52)	791	1,155	917
Settlements included in net (loss)/income, net of tax of $0, ($2) and $0	(4)	191	5
Amortization of prior service credits included in net periodic pension cost, net of tax of $2, $1 and $6	(114)	(114)	(112)
Prior service (credit)/cost arising during the period, net of tax of $0, $0 and ($2)	(1)		27
Pension and postretirement (cost)/benefit related to our equity method investments, net of tax of $0, ($2) and $0	(3)	6
Total defined benefit pension plans & other postretirement benefits, net of tax	2,202	5,500	(1,119)
Other comprehensive income/(loss), net of tax	2,109	5,474	(980)
Comprehensive (loss)/income, net of tax	(2,944)	1,184	(12,921)
Less: Comprehensive loss related to noncontrolling interest	(118)	(88)	(68)
Comprehensive (loss)/income attributable to Boeing Shareholders, net of tax	($2,826)	$1,272	($12,853)
See Notes to the Consolidated Financial Statements on pages 59 - 114.

The Boeing Company and Subsidiaries
Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2022	2021
Assets
Cash and cash equivalents	$14,614	$8,052
Short-term and other investments	2,606	8,192
Accounts receivable, net	2,517	2,641
Unbilled receivables, net	8,634	8,620
Current portion of customer financing, net	154	117
Inventories	78,151	78,823
Other current assets, net	2,847	2,221
Total current assets	109,523	108,666
Customer financing, net	1,450	1,695
Property, plant and equipment, net	10,550	10,918
Goodwill	8,057	8,068
Acquired intangible assets, net	2,311	2,562
Deferred income taxes	63	77
Investments	983	975
Other assets, net of accumulated amortization of $949 and $975	4,163	5,591
Total assets	$137,100	$138,552
Liabilities and equity
Accounts payable	$10,200	$9,261
Accrued liabilities	21,581	18,455
Advances and progress billings	53,081	52,980
Short-term debt and current portion of long-term debt	5,190	1,296
Total current liabilities	90,052	81,992
Deferred income taxes	230	218
Accrued retiree health care	2,503	3,528
Accrued pension plan liability, net	6,141	9,104
Other long-term liabilities	2,211	1,750
Long-term debt	51,811	56,806
Total liabilities	152,948	153,398
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	9,947	9,052
Treasury stock, at cost	(50,814)	(51,861)
Retained earnings	29,473	34,408
Accumulated other comprehensive loss	(9,550)	(11,659)
Total shareholders’ deficit	(15,883)	(14,999)
Noncontrolling interests	35	153
Total equity	(15,848)	(14,846)
Total liabilities and equity	$137,100	$138,552
See Notes to the Consolidated Financial Statements on pages 59 - 114.

The Boeing Company and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Cash flows – operating activities:
Net loss	($5,053)	($4,290)	($11,941)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items –
Share-based plans expense	725	833	250
Treasury shares issued for 401(k) contribution	1,215	1,233	195
Depreciation and amortization	1,979	2,144	2,246
Investment/asset impairment charges, net	112	98	410
Customer financing valuation adjustments	37		12
Gain on dispositions, net	(6)	(277)	(202)
787 and 777X reach-forward losses		3,460	6,493
Other charges and credits, net	364	360	1,462
Changes in assets and liabilities –
Accounts receivable	142	(713)	909
Unbilled receivables	6	(586)	919
Advances and progress billings	108	2,505	(1,060)
Inventories	420	(1,127)	(11,002)
Other current assets	(591)	345	372
Accounts payable	838	(3,783)	(5,363)
Accrued liabilities	2,956	(3,687)	1,074
Income taxes receivable, payable and deferred	1,347	733	(2,576)
Other long-term liabilities	(158)	(206)	(222)
Pension and other postretirement plans	(1,378)	(972)	(794)
Customer financing, net	142	210	173
Other	307	304	235
Net cash provided/(used) by operating activities	3,512	(3,416)	(18,410)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(1,222)	(980)	(1,303)
Proceeds from disposals of property, plant and equipment	35	529	296
Acquisitions, net of cash acquired		(6)
Contributions to investments	(5,051)	(35,713)	(37,616)
Proceeds from investments	10,619	45,489	20,275
Other	(11)	5	(18)
Net cash provided/(used) by investing activities	4,370	9,324	(18,366)
Cash flows – financing activities:
New borrowings	34	9,795	47,248
Debt repayments	(1,310)	(15,371)	(10,998)
Stock options exercised	50	42	36
Employee taxes on certain share-based payment arrangements	(40)	(66)	(173)
Dividends paid			(1,158)
Net cash (used)/provided by financing activities	(1,266)	(5,600)	34,955
Effect of exchange rate changes on cash and cash equivalents	(73)	(39)	85
Net increase/(decrease) in cash & cash equivalents, including restricted	6,543	269	(1,736)
Cash & cash equivalents, including restricted, at beginning of year	8,104	7,835	9,571
Cash & cash equivalents, including restricted, at end of year	14,647	8,104	7,835
Less restricted cash & cash equivalents, included in Investments	33	52	83
Cash and cash equivalents at end of year	$14,614	$8,052	$7,752
See Notes to the Consolidated Financial Statements on pages 59 - 114.

The Boeing Company and Subsidiaries
Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2020	$5,061	$6,745	($54,914)	$50,482	($16,153)	$317	($8,462)
Net loss				(11,873)		(68)	(11,941)
Other comprehensive loss, net of tax of $52					(980)		(980)
Share-based compensation		250					250
Treasury shares issued for stock options exercised, net		(26)	63				37
Treasury shares issued for other share-based plans, net		(214)	47				(167)
Treasury shares contributed to pension plans		952	2,048				3,000
Treasury shares issued for 401(k) contribution		80	115				195
Changes in noncontrolling interests						(8)	(8)
Other				1			1
Balance at December 31, 2020	$5,061	$7,787	($52,641)	$38,610	($17,133)	$241	($18,075)
Net loss				(4,202)		(88)	(4,290)
Other comprehensive income, net of tax of ($57)					5,474		5,474
Share-based compensation		833					833
Treasury shares issued for stock options exercised, net		(28)	70				42
Treasury shares issued for other share-based plans, net		(98)	35				(63)
Treasury shares issued for 401(k) contribution		558	675				1,233
Balance at December 31, 2021	$5,061	$9,052	($51,861)	$34,408	($11,659)	$153	($14,846)
Net loss				(4,935)		(118)	(5,053)
Other comprehensive income, net of tax of ($22)					2,109		2,109
Share-based compensation		725					725
Treasury shares issued for stock options exercised, net		(31)	81				50
Treasury shares issued for other share-based plans, net		(94)	46				(48)
Treasury shares issued for 401(k) contribution		295	920				1,215
Balance at December 31, 2022	$5,061	$9,947	($50,814)	$29,473	($9,550)	$35	($15,848)
See Notes to the Consolidated Financial Statements on pages 59 - 114.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2022	2021	2020
Revenues:
Commercial Airplanes	$25,867	$19,493	$16,162
Defense, Space & Security	23,162	26,540	26,257
Global Services	17,611	16,328	15,543
Boeing Capital	199	272	261
Unallocated items, eliminations and other	(231)	(347)	(65)
Total revenues	$66,608	$62,286	$58,158
(Loss)/earnings from operations:
Commercial Airplanes	($2,370)	($6,475)	($13,847)
Defense, Space & Security	(3,544)	1,544	1,539
Global Services	2,727	2,017	450
Boeing Capital	29	106	63
Segment operating loss	(3,158)	(2,808)	(11,795)
Unallocated items, eliminations and other	(1,532)	(1,267)	(2,355)
FAS/CAS service cost adjustment	1,143	1,173	1,383
Loss from operations	(3,547)	(2,902)	(12,767)
Other income, net	1,058	551	447
Interest and debt expense	(2,533)	(2,682)	(2,156)
Loss before income taxes	(5,022)	(5,033)	(14,476)
Income tax (expense)/benefit	(31)	743	2,535
Net loss	(5,053)	(4,290)	(11,941)
Less: net loss attributable to noncontrolling interest	(118)	(88)	(68)
Net loss attributable to Boeing Shareholders	($4,935)	($4,202)	($11,873)
This information is an integral part of the Notes to the Consolidated Financial Statements. See Note 22 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Years ended December 31, 2022, 2021 and 2020
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
Long-term contracts Substantially all contracts at BDS and certain contracts at BGS are long-term contracts with the U.S. government and other customers that generally extend over several years. Products sales under long-term contracts primarily include fighter jets, rotorcraft, cybersecurity products, surveillance suites, advanced weapons, missile defense, military derivative aircraft, satellite systems and modification of commercial passenger aircraft to cargo freighters. Sales of services under long-term contracts primarily include support and maintenance agreements associated with our commercial and defense products and space travel on Commercial Crew.

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
For long-term contracts for which revenue is recognized over time, changes in estimated revenues, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a long-term contract’s percentage-of-completion. When the current estimates of total revenues and costs at completion for a long-term contract indicate a loss, a provision for the entire reach-forward loss on the long-term contract is recognized.
The table below reflects the impact of net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts including the impact to Loss from operations from increases in estimated losses on unexercised options for the years ended December 31:

	2022	2021	2020
Decrease to Revenue	($2,335)	($379)	($359)
Increase to Loss from operations	($5,253)	($880)	($942)
Decrease to Diluted EPS	($8.88)	($1.28)	($1.37)
Significant adjustments during the three years ended December 31, 2022 included losses on VC-25B, KC-46A Tanker, MQ-25, Commercial Crew and T-7A Red Hawk programs.

Due to the significance of judgment in the estimation process, changes in underlying assumptions/estimates, internal and supplier performance, inflationary trends, or other circumstances may adversely or positively affect financial performance in future periods.
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
Financial services revenue We record financial services revenue associated with sales-type/finance leases, operating leases and loans in Sales of services on the Consolidated Statements of Operations. For sales-type leases, we recognize selling profit or loss at lease inception if collection of the lease payments is probable. For sales-type and direct finance leases, we record customer financing receivables at lease inception. A customer financing receivable is recorded at the aggregate of future minimum lease payments, estimated residual value of the leased equipment, and any deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. For notes receivable, we record customer financing receivables net of any unamortized discounts and deferred incremental direct costs. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

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

For operating leases, revenue on leased aircraft and equipment is recorded on a straight-line basis over the term of the lease. Operating lease assets, included in Customer financing, net, are recorded at cost and depreciated to an estimated residual value using the straight-line method over the period that we project we will hold the asset. We periodically review our estimates of residual value and recognize forecasted changes by prospectively adjusting depreciation expense. We record assets held for sale at the lower of carrying value or fair value less costs to sell. We evaluate for impairment assets under operating leases when events or changes in circumstances indicate that the expected undiscounted cash flow from the asset may be less than the carrying value. When we determine that impairment is indicated for an asset, the amount of impairment expense recorded is the excess of the carrying value over the fair value of the asset.
Reinsurance revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $129, $126 and $129 during 2022, 2021 and 2020, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $134, $129 and $136 during 2022, 2021 and 2020, respectively. Revenues and costs are presented net in Cost of sales in the Consolidated Statements of Operations.
Research and Development
Research and development includes costs incurred for experimentation, design and testing, as well as bid and proposal efforts related to government products and services, which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our long-term contract accounting policy. We have certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues. Research and development expense included bid and proposal costs of $217, $213 and $224 in 2022, 2021 and 2020, respectively.

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
The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured for financial statement purposes and the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Tax-related interest and penalties are classified as a component of Income tax (expense)/benefit.
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
Postretirement Plans
Many of our employees have earned benefits under defined benefit pension plans. The majority of employees that had participated in defined benefit pension plans have transitioned to a company-funded defined contribution retirement savings plan. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return and medical trend (rate of growth for medical costs). Actuarial gains and losses, which occur when actual experience differs from actuarial assumptions, are reflected in Shareholders’ equity (net of taxes). If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities, we amortize them over the average expected future lifetime of participants. The funded status of our pension and postretirement plans is reflected on the Consolidated Statements of Financial Position.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank where conditions for right of set-off are met, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $102 and $47 at December 31, 2022 and 2021.
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
Commercial aircraft programs inventory includes deferred production costs and supplier advances. Deferred production costs represent actual costs incurred for production of early units that exceed the estimated average cost of all units in the program accounting quantity. Higher production costs are experienced at the beginning of a new or derivative aircraft program. Units produced early in a program require substantially more effort (labor and other resources) than units produced later in a program because of volume efficiencies and the effects of learning. We expect that these deferred costs will be fully recovered when all units included in the accounting quantity are delivered as the expected unit cost for later deliveries is below the estimated average cost of all units in the program. Supplier advances represent payments for parts we have contracted to receive from suppliers in the future. As parts are received, supplier advances are amortized to work in process.
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
Leases We determine if an arrangement is, or contains, a lease under which we are the lessee at the inception date. Operating lease assets are included in Other assets, with the related liabilities included in Accrued liabilities and Other long-term liabilities. Assets under finance leases, which primarily represent computer equipment, are included in Property, plant and equipment, net, with the related liabilities included in Short-term debt and current portion of long-term debt and Long-term debt on the Consolidated Statements of Financial Position.
Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments. Variable components of the lease payments such as fair market value adjustments, utilities and maintenance costs are expensed as incurred and not included in determining the present value. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
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
We classify investment income and loss on our Consolidated Statements of Operations based on whether the investment is operating or non-operating in nature. Operating investments align strategically and are integrated with our operations. Earnings from operating investments, including our share of income or loss from equity method investments, dividend income from other equity investments, and any impairments or gain/loss on the disposition of these investments, are recorded in (Loss)/Income from operating investments, net. Non-operating investments are those we hold for non-strategic purposes. Earnings from non-operating investments, including interest and dividends on marketable securities, and any impairments or gain/loss on the disposition of these investments are recorded in Other income, net.
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
We have agreements to purchase and sell aluminum to address long-term strategic sourcing objectives and non-U.S. business requirements. We also hold certain other derivative instruments for economic purposes. These aluminum purchase and sale agreements and other derivative instruments are derivatives for accounting purposes but are not designated as hedges for accounting purposes. For these aluminum agreements and other derivative instruments not designated for hedge accounting treatment, the changes in their fair value are recorded in earnings immediately.

Allowances for Losses on Certain Financial Assets
We establish allowances for credit losses on accounts receivable, unbilled receivables, customer financing receivables and certain other financial assets. The adequacy of these allowances is assessed quarterly through consideration of factors such as customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of the receivable, expected loss rates and collateral exposures. Collateral exposure is the excess of the carrying value of a financial asset over the fair value of the related collateral. We determine the creditworthiness of our customers by assigning internal credit ratings based upon publicly available information and information obtained directly from the customers. Our rating categories are comparable to those used by major credit rating agencies.
Customer financing receivables are collateralized by security in the related asset. We use a median calculated from published collateral values from multiple third-party aircraft value publications based on the type and age of the aircraft to determine the fair value of aircraft collateral. Under certain circumstances, we apply judgment based on the attributes of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications.
We have entered into agreements with certain customers that would entitle us to look beyond the specific collateral underlying the receivable for purposes of determining the collateral exposure. Should the proceeds from the sale of the underlying collateral asset resulting from a default condition be insufficient to cover the carrying value of our receivable (creating a shortfall condition), these agreements would, for example, permit us to take the actions necessary to sell or retain certain other assets in which the customer has an equity interest and use the proceeds to cover the shortfall.
Commercial Aircraft Trade-in Commitments
In conjunction with signing a definitive agreement for the sale of new commercial aircraft (Sale Aircraft), we have entered into trade-in commitments with certain customers that give them the right to trade in used aircraft at a specified price.
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
We provide guarantees to certain commercial aircraft customers which include compensation provisions for failure to meet specified aircraft performance targets. We account for these performance guarantees as warranties. The estimated liability for these warranties is based on known and anticipated operational characteristics and forecasted customer operation of the aircraft relative to contractually specified performance targets, and anticipated settlements when contractual remedies are not specified. Estimated payments are recorded as a reduction of revenue at delivery of the related aircraft. We have agreements that require certain suppliers to compensate us for amounts paid to customers for failure of supplied equipment to meet specified performance targets. Claims against suppliers under these agreements are included in Inventories and recorded as a reduction in Cost of products at delivery of the related aircraft. These performance warranties and claims against suppliers are included in the programs’ estimate at completion.
Supplier Penalties
We record an accrual for supplier penalties when an event occurs that makes it probable we will incur a supplier penalty and the amount is reasonably estimable.
Guarantees
At the inception of a guarantee, we record a liability in Accrued liabilities for the fair value of the guarantee. For credit guarantees, the liability is equal to the present value of the expected loss. We determine the expected loss by multiplying the creditor’s default rate by the guarantee amount reduced by the expected recovery, if applicable. We also recognize a liability for the expected contingent loss at inception and adjust it each quarter.

Note 2 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows:

	Commercial Airplanes	Defense, Space & Security	Global Services	Other	Total
Balance at December 31, 2020	$1,316	$3,224	$3,454	$87	$8,081
Goodwill adjustments			(11)	(2)	(13)
Balance at December 31, 2021	$1,316	$3,224	$3,443	$85	$8,068
Goodwill adjustments			(11)		(11)
Balance at December 31, 2022	$1,316	$3,224	$3,432	$85	$8,057
As of December 31, 2022 and 2021, we had indefinite-lived intangible assets with carrying amounts of $197 relating to trade names. As of December 31, 2022 and 2021, we had an indefinite-lived intangible asset with a carrying amount of $202 related to in process research and development for a next-generation air vehicle.
The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$2,546	$1,443	$2,554	$1,321
Product know-how	552	441	553	413
Customer base	1,356	777	1,360	721
Developed technology	621	545	626	526
Other	276	233	301	250
Total	$5,351	$3,439	$5,394	$3,231
During 2020, we recorded impairments of $178 within Cost of Sales related to our distribution rights, primarily driven by airlines' decisions to retire certain aircraft. Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2022 and 2021 was $241 and $284. Estimated amortization expense for the five succeeding years is as follows:

	2023	2024	2025	2026	2027
Estimated amortization expense	$234	$219	$194	$190	$172
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
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)
Years ended December 31,	2022	2021	2020
Net loss available to common shareholders	($4,935)	($4,202)	($11,873)
Basic
Basic weighted average shares outstanding	595.2	588.0	569.0
Less: participating securities(2)	0.3	0.4	0.4
Basic weighted average common shares outstanding	594.9	587.6	568.6
Diluted
Basic weighted average shares outstanding	595.2	588.0	569.0
Dilutive potential common shares(1)
Diluted weighted average shares outstanding	595.2	588.0	569.0
Less: participating securities(2)	0.3	0.4	0.4
Diluted weighted average common shares outstanding	594.9	587.6	568.6
Net loss per share:
Basic	($8.30)	($7.15)	($20.88)
Diluted	(8.30)	(7.15)	(20.88)
(1)Diluted loss per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
(2)Participating securities include certain instruments in our deferred compensation plan.
As a result of incurring a net loss in 2022, 2021 and 2020, potential common shares of 3.5 million, 2.6 million and 1.6 million, respectively, were excluded from diluted loss per share because the effect would have been antidilutive. The following table represents all shares that were excluded from the calculation of diluted loss per share during the respective period but may be dilutive potential common shares in future periods. This includes potential common shares that were excluded because the effect was either antidilutive or the performance condition was not met.

(Shares in millions)
Years ended December 31,	2022	2021	2020
Performance awards		2.9	5.7
Performance-based restricted stock units	0.4	0.8	1.3
Restricted stock units	1.0	0.4	1.0
Stock options	0.8	0.3

Note 4 – Income Taxes
The components of Loss before income taxes were:

Years ended December 31,	2022	2021	2020
U.S.	($5,457)	($5,475)	($14,882)
Non-U.S.	435	442	406
Total	($5,022)	($5,033)	($14,476)
Income tax (benefit)/expense consisted of the following:

Years ended December 31,	2022	2021	2020
Current tax (benefit)/expense
U.S. federal	($58)	($89)	($3,968)
Non-U.S.	142	147	148
U.S. state	(42)	42	21
Total current	42	100	(3,799)
Deferred tax (benefit)/expense
U.S. federal	(62)	(855)	652
Non-U.S.	(3)	(12)
U.S. state	54	24	612
Total deferred	(11)	(843)	1,264
Total income tax expense/(benefit)	$31	($743)	($2,535)
Net income tax (refunds)/payments were ($1,317), ($1,480) and $37 in 2022, 2021 and 2020, respectively.

The following is a reconciliation of the U.S. federal statutory tax to actual income tax (benefit)/expense:

Years ended December 31,	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory tax	($1,054)	21.0%	($1,057)	21.0%	($3,039)	21.0%
Valuation allowance	1,199	(23.9)	512	(10.2)	2,603	(18.0)
Research and development credits	(204)	4.1	(189)	3.8	(284)	2.0
State income tax provision, net of effects on U.S. federal tax	(90)	1.8	(94)	1.9	(168)	1.2
Tax on non-U.S. activities	64	(1.3)	47	(0.9)	7	(0.1)
Impact of CARES Act (1)	(5)	0.1	3	(0.1)	(1,175)	8.1
Other provision adjustments	121	(2.4)	35	(0.8)	108	(0.8)
Audit settlements(2)					(587)	4.1
Income tax expense/(benefit)	$31	(0.6)%	($743)	14.7%	($2,535)	17.5%
(1)    On March 27, 2020, the CARES Act was enacted, which includes a five year net operating loss (NOL) carryback provision which enabled us to benefit from the 2020 U.S. federal tax NOL at the former federal tax rate of 35%. In 2022, 2021, and 2020, we recorded tax benefits of $5, tax expense of $3, and tax benefits of $1,175 related to the NOL carryback provision.
(2)    In the fourth quarter of 2020, we recorded a tax benefit of $587 related to the settlement of the 2015-2017 federal tax audit.
Significant components of our deferred tax assets/(liabilities) at December 31 were as follows:

	2022	2021
Inventory and long-term contract methods of income recognition	($4,369)	($3,827)
Federal net operating loss, credit, interest and other carryovers(1)	2,082	1,522
Fixed assets, intangibles and goodwill	(1,641)	(1,657)
Research expenditures	1,464
Pension benefits	1,146	1,739
Other employee benefits	1,095	991
State net operating loss, credit, interest and other carryovers(2)	1,021	929
Accrued expenses and reserves	933	763
Other postretirement benefit obligations	660	913
737 MAX customer concessions and other considerations	425	682
Other	179	227
Gross deferred tax assets/(liabilities) before valuation allowance	$2,995	$2,282
Valuation allowance	(3,162)	(2,423)
Net deferred tax assets/(liabilities) after valuation allowance	($167)	($141)
(1)     Of the deferred tax asset for federal net operating loss, credit, interest and other carryovers, $742 expires on or before December 31, 2042 and $1,340 may be carried over indefinitely.
(2)     Of the deferred tax asset for state net operating loss, credit, interest and other carryovers, $514 expires on or before December 31, 2042 and $507 may be carried over indefinitely.

Net deferred tax assets/(liabilities) at December 31 were as follows:

	2022	2021
Deferred tax assets	$12,301	$11,258
Deferred tax liabilities	(9,306)	(8,976)
Valuation allowance	(3,162)	(2,423)
Net deferred tax assets/(liabilities)	($167)	($141)
The Company’s deferred income tax assets of $12,301 can be used in future years to offset taxable income and reduce income taxes payable. The Company’s deferred income tax liabilities of $9,306 will partially offset deferred income tax assets and result in higher taxable income in future years and increase income taxes payable. Tax law determines whether future reversals of temporary differences will result in taxable and deductible amounts that offset each other in future years. The particular years in which temporary differences result in taxable or deductible amounts generally are determined by the timing of the recovery of the related asset or settlement of the related liability. The deferred income tax assets and liabilities relate primarily to U.S. federal and state tax jurisdictions. From a U.S. federal tax perspective, the Company generated a tax NOL in 2020 that was carried back to prior years when the tax rate was 35% due to the CARES Act benefit as described above. The Company generated tax NOL in 2021 and interest carryovers in 2021 and 2022 that can be carried forward indefinitely and federal research and development credits that can be carried forward 20 years.
In the fourth quarter of 2020 and throughout 2021 and 2022, the Company was in a three-year cumulative pre-tax loss position. We also normalized earnings and other comprehensive income (OCI) for certain non-recurring items and reached a normalized three-year cumulative loss position in 2021. Adjustments to normalize earnings included non-recurring items for certain 737 MAX expenses, an agreement with the Department of Justice, severance costs and remeasurement gains and losses from the annual remeasurement of pension and other postretirement benefit obligations. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses.
As of December 31, 2022 and 2021, the Company has recorded valuation allowances of $3,162 and $2,423 primarily for certain federal deferred tax assets, as well as for certain federal and state net operating loss and tax credit carryforwards. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. Based on these methods, deferred tax liabilities are assumed to reverse and generate taxable income over the next 5 to 10 years while deferred tax assets related to pension and other postretirement benefit obligations are assumed to reverse and generate tax deductions over the next 15 to 20 years. The valuation allowance primarily results from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of deferred tax assets.
The increase in the valuation allowance during 2022 is primarily due to tax credits and other carryforwards generated in 2022 that cannot be realized in 2022. During 2022, the Company increased the valuation allowance by $739. This reflects a tax expense of $1,199 recorded in continuing operations and an increase of $18 related to the associated federal benefit of state impacts. This was partially offset by a tax benefit of $478 included in OCI primarily due to the net actuarial gains that resulted from the annual remeasurement of pension assets and liabilities.
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
As of December 31, 2022 and 2021, the amounts accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position were not significant. The amounts of interest included in the Consolidated Statements of Operations were not significant for 2022, 2021 and 2020.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
Unrecognized tax benefits – January 1	$858	$966	$1,476
Gross increases – tax positions in prior periods	17	64	44
Gross decreases – tax positions in prior periods	(51)	(245)	(581)
Gross increases – current period tax positions	91	73	136
Gross decreases – current period tax positions
Settlements			(109)
Unrecognized tax benefits – December 31	$915	$858	$966
As of December 31, 2022, 2021 and 2020, the total amount of unrecognized tax benefits include $878, $790 and $734, respectively, that would affect the effective tax rate, if recognized. As of December 31, 2022, these amounts are primarily associated with the amount of research tax credits claimed and various other matters.
Federal income tax audits have been settled for all years prior to 2018. The Internal Revenue Service (IRS) began the 2018-2019 federal tax audit in the first quarter of 2021 and added tax year 2020 to the audit in the fourth quarter of 2021. We are also subject to examination in major state and international jurisdictions for the 2008-2021 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 5 – Accounts Receivable, net
Accounts receivable at December 31 consisted of the following:

	2022	2021
U.S. government contracts(1)	$800	$1,180
Commercial Airplanes	293	279
Global Services(2)	1,390	1,456
Defense, Space, & Security(2)	145	111
Other	5	5
Less valuation allowance	(116)	(390)
Total	$2,517	$2,641
(1)Includes foreign military sales through the U.S. government
(2)Excludes U.S. government contracts

Note 6 – Allowances for Losses on Financial Assets
The change in allowances for expected credit losses for the years ended December 31, 2022 and 2021 consisted of the following:

	Accounts receivable	Unbilled receivables	Other Current Assets	Customer financing	Other Assets	Total
Balance at January 1, 2021	($444)	($129)	($72)	($17)	($140)	($802)
Changes in estimates	(24)	(11)	6	(1)	(59)	(89)
Write-offs	77	49	4		13	143
Recoveries	1					1
Balance at December 31, 2021	(390)	(91)	(62)	(18)	(186)	(747)

Balance at January 1, 2022	(390)	(91)	(62)	(18)	(186)	(747)
Changes in estimates	2	21	(27)	(37)	(35)	(76)
Write-offs	260	47	4		133	444
Recoveries	12					12
Balance at December 31, 2022	($116)	($23)	($85)	($55)	($88)	($367)
Note 7 – Inventories
Inventories at December 31 consisted of the following:

	2022	2021
Long-term contracts in progress	$582	$872
Commercial aircraft programs	67,702	68,106
Capitalized precontract costs(1)	794	648
Commercial spare parts, used aircraft, general stock materials and other	9,073	9,197
Total	$78,151	$78,823
(1)    Capitalized precontract costs at December 31, 2022 includes amounts related to KC-46A Tanker, Commercial Crew, and T-7 Production Options. See Note 13.
Commercial Aircraft Programs
The decrease in commercial aircraft programs inventory during 2022 reflects a decrease in 737 and 787 inventory, offset by growth in 777X inventory. Commercial aircraft programs inventory includes approximately 250 737 aircraft and 100 787 aircraft at December 31, 2022 as compared with 335 737 aircraft and 110 787 aircraft at December 31, 2021.
At December 31, 2022 and 2021, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $2,955 and $1,296 and unamortized tooling and other non-recurring costs of $626 and $617. At December 31, 2022, $3,555 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $26 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At December 31, 2022 and 2021, commercial aircraft programs inventory included the following amounts related to the 777X program: $4,059 and $3,363 of work in process, $1,330 and $652 of deferred production costs, and $3,774 and $3,521 of unamortized tooling and other non-recurring costs. In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. The production pause is resulting in abnormal production costs that are being expensed as incurred until 777X-9 production resumes. We expensed abnormal production costs of $325 during the year ended December 31, 2022. The 777X program has near break-even margins at December 31, 2022.
During the fourth quarter of 2021, we determined that estimated costs to complete the 787 program plus costs already included in 787 inventory exceed estimated revenues from the program. The resulting reach-forward loss of $3,460 was recorded as a reduction to deferred production costs. At December 31, 2022 and 2021, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $12,689 and $11,693, $1,831 and $1,907 of supplier advances, and $1,722 and $1,815 of unamortized tooling and other non-recurring costs. At December 31, 2022, $9,881 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $4,530 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. We are currently producing at abnormally low rates resulting in abnormal production costs that are being expensed as incurred. We expensed abnormal production costs of $1,240 and $468 during the years ended December 31, 2022 and 2021.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,586 and $3,290 at December 31, 2022 and 2021.
Note 8 – Contracts with Customers
Unbilled receivables increased from $8,620 at December 31, 2021 to $8,634 at December 31, 2022, primarily driven by revenue recognized in excess of billings at BGS, partially offset by billings in excess of revenue recognized at BDS.
Advances and progress billings increased from $52,980 at December 31, 2021 to $53,081 at December 31, 2022, primarily driven by advances on orders received at BCA, partially offset by revenue recognized at BDS and BGS.
Revenues recognized for the years ended December 31, 2022 and 2021 from amounts recorded as Advances and progress billings at the beginning of each year were $12,087 and $11,336.
The following table summarizes our contract assets under long-term contracts that were unbillable or related to outstanding claims as of December 31:

	Unbilled		Claims
	2022	2021	2022	2021
Current	$6,478	$5,870		$4
Expected to be collected after one year	2,179	2,841	$16	$11
Less valuation allowance	(23)	(91)
Total	$8,634	$8,620	$16	$15
Unbilled receivables related to commercial customer incentives expected to be collected after one year were $117 and $131 at December 31, 2022 and 2021. Unbilled receivables related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.

Note 9 – Customer Financing
Customer financing primarily relates to our BCC segment. Financing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate the lease. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price.
Customer financing consisted of the following at December 31:

	2022	2021
Financing receivables:
Investment in sales-type/finance leases	$804	$944
Notes	385	412
Total financing receivables	1,189	1,356
Less allowance for losses on receivables	55	18
Financing receivables, net	1,134	1,338
Operating lease equipment, at cost, less accumulated depreciation of $76 and $58	470	474
Total	$1,604	$1,812
The components of investment in sales-type/finance leases at December 31 were as follows:

	2022	2021
Minimum lease payments receivable	$924	$1,099
Estimated residual value of leased assets	86	110
Unearned income	(206)	(265)
Total	$804	$944
At December 31, 2022 and 2021, $405 and $378 were determined to be uncollectible financing receivables and placed on non-accrual status. The increase in allowance for losses on receivables during the year ended December 31, 2022 was primarily due to impacts of the war in Ukraine. Customer financing interest income received for the years ended December 31, 2022 and 2021 was $13 and $18.
There were no past due customer financing receivables as of December 31, 2022.

Our financing receivable balances at December 31, 2022 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2021	2020	2019	2018	Prior	Total
BBB						$68	$68
BB	$35	$218	$112	$39	$12	63	479
B		35				218	253
CCC				19		370	389
Total carrying value of financing receivables	$35	$253	$112	$58	$12	$719	$1,189
At December 31, 2022, our allowance for losses related to receivables with ratings of CCC, B, BB and BBB. We applied default rates that averaged 100.0%, 31.5%, 2.9% and 0.1%, respectively, to the exposure associated with those receivables.
Customer Financing Exposure
The majority of our customer financing portfolio is concentrated in the following aircraft models at December 31:

	2022	2021
717 Aircraft ($45 and $62 accounted for as operating leases)	$563	$603
747-8 Aircraft (Accounted for as sales-type/finance leases)	394	435
737 Aircraft ($174 and $145 accounted for as operating leases)	186	163
777 Aircraft ($209 and $225 accounted for as operating leases)	209	233
MD-80 Aircraft (Accounted for as sales-type/finance leases)	96	142
757 Aircraft (Accounted for as sales-type/finance leases)	107	126
747-400 Aircraft ($0 and $1 accounted for as operating leases)	46	50
Operating lease equipment primarily includes large commercial jet aircraft.
Impairment charges related to customer financing operating lease assets for the years ended December 31 were as follows:

	2022	2021	2020
Boeing Capital	$2	$23	$32
Other Boeing	5	8	(8)
Total	$7	$31	$24
Lease income recorded in Revenue on the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 included $69 and $54 from sales-type/finance leases, and $65 and $68 from operating leases. Profit at the commencement of sales-type leases was recorded in revenue for the years ended December 31, 2022 and 2021 in the amount of $28 and $78.

As of December 31, 2022, undiscounted cash flows for notes receivable, sales-type/finance and operating leases over the next five years and thereafter are as follows:

	Notes receivable	Sales-type/finance leases	Operating leases
Year 1	$201	$239	$61
Year 2	18	161	50
Year 3	19	131	47
Year 4	21	118	43
Year 5	22	116	43
Thereafter	104	159	61
Total financing receipts	385	924	305
Less imputed interest		(206)
Estimated unguaranteed residual values		86
Total	$385	$804	$305
At December 31, 2022 and December 31, 2021, unguaranteed residual values were $86 and $110. Guaranteed residual values at December 31, 2022 were not significant.
Note 10 – Property, Plant and Equipment
Property, plant and equipment at December 31 consisted of the following:

	2022	2021
Land	$376	$377
Buildings and land improvements	14,404	14,152
Machinery and equipment	15,844	15,692
Construction in progress	1,368	1,235
Gross property, plant and equipment	31,992	31,456
Less accumulated depreciation	(21,442)	(20,538)
Total	$10,550	$10,918
Depreciation expense was $1,396, $1,488 and $1,533 for 2022, 2021 and 2020, respectively. Interest capitalized in 2022, 2021 and 2020 totaled $89, $76 and $81, respectively.
During 2022 and 2021, we acquired $101 and $46 of property, plant and equipment through non-cash investing and financing transactions. Accounts payable related to purchases of property, plant and equipment were $396 and $295 for the years ended December 31, 2022 and 2021.

Note 11 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2022	2021
Equity method investments (1)	$948	$930
Time deposits	2,093	7,676
Available for sale debt instruments	479	464
Equity and other investments	36	45
Restricted cash & cash equivalents (2)	33	52
Total	$3,589	$9,167
(1)Dividends received were $111 and $77 during 2022 and 2021. Retained earnings at December 31, 2022 include undistributed earnings from our equity method investments of $141. During the third quarter of 2021, Boeing and AE Industrial Partners announced a strategic partnership to establish a dedicated aerospace venture fund. This transaction resulted in the deconsolidation of HorizonX and generated a gain of $117 which is included in (Loss)/income from operating investments, net.
(2)Reflects amounts restricted in support of our property sales, workers’ compensation programs and insurance premiums.
Allowance for losses on available for sale debt instruments are assessed quarterly. All instruments are considered investment grade and we have not recognized an allowance for credit losses as of December 31, 2022.
Equity Method Investments
Our equity method investments consisted of the following at December 31:

	Segment	Ownership Percentages	Investment Balance
			2022	2021
United Launch Alliance	BDS	50%	$587	$617
Other	BCA, BDS, BGS and Other		361	313
Total equity method investments			$948	$930
Note 12 – Leases
Our operating lease assets primarily represent manufacturing and research and development facilities, warehouses and offices. Total operating lease expense was $421 and $380 for the years ended December 31, 2022 and 2021, of which $75 and $73 was attributable to variable lease expenses.
For the years ended December 31, 2022 and 2021, cash payments against operating lease liabilities totaled $294 and $301 and non-cash transactions totaled $245 and $443 to recognize operating assets and liabilities for new leases.

Supplemental Consolidated Statement of Financial Position information related to leases consisted of the following at December 31:

	2022	2021
Operating leases:
Operating lease right-of-use assets	$1,451	$1,437

Current portion of lease liabilities	276	268
Non-current portion of lease liabilities	1,305	1,271
Total operating lease liabilities	$1,581	$1,539

Weighted average remaining lease term (years)	12	13
Weighted average discount rate	4.13%	3.82%
Maturities of operating lease liabilities for the next five years are as follows:

Operating leases
2023	$316
2024	259
2025	224
2026	191
2027	151
Thereafter	1,039
Total lease payments	2,180
Less imputed interest	(599)
Total	$1,581
As of December 31, 2022, we have entered into leases that have not yet commenced of $420, primarily for a maintenance, repair and overhaul hangar that will support military aircraft programs. These leases will commence in 2023 with lease terms of 3 years to 25 years.

Note 13 – Liabilities, Commitments and Contingencies
Accrued Liabilities
Accrued liabilities at December 31 consisted of the following:

	2022	2021
Accrued compensation and employee benefit costs	$6,351	$6,037
737 MAX grounding customer concessions and other considerations	1,864	2,940
Other customer concessions and considerations	1,102	240
Environmental	752	605
Product warranties	2,275	1,900
Forward loss recognition	4,060	2,014
Accrued interest payable	599	641
Current portion of lease liabilities	276	268
Current portion of retiree healthcare and pension liabilities	494	536
Other	3,808	3,274
Total	$21,581	$18,455
737 MAX Grounding
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during 2022 and 2021.

	2022	2021
Beginning balance – January 1	$2,940	$5,537
Reductions for payments made	(1,031)	(2,535)
Reductions for concessions and other in-kind considerations	(29)	(48)
Changes in estimates	(16)	(14)
Ending balance – December 31	$1,864	$2,940
The liability balance of $1.9 billion at December 31, 2022 includes $1.6 billion of contracted customer concessions and other liabilities and $0.3 billion that remains subject to negotiation with customers. The contracted amount includes $0.8 billion expected to be liquidated by lower customer delivery payments, $0.7 billion expected to be paid in cash and $0.1 billion in other concessions. Of the cash payments to customers, we expect to pay $0.1 billion in 2023 and the remaining $0.6 billion in future years. The type of consideration to be provided for the remaining $0.3 billion will depend on the outcomes of negotiations with customers.
Environmental
The following table summarizes environmental remediation activity during the years ended December 31, 2022 and 2021.

	2022	2021
Beginning balance – January 1	$605	$565
Reductions for payments made, net of recoveries	(43)	(59)
Changes in estimates	190	99
Ending balance – December 31	$752	$605

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur charges that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At December 31, 2022 and 2021, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,058 and $1,094.
Product Warranties
The following table summarizes product warranty activity recorded during the years ended December 31, 2022 and 2021.

	2022	2021
Beginning balance – January 1	$1,900	$1,527
Additions for current year deliveries	202	116
Reductions for payments made	(403)	(241)
Changes in estimates	576	498
Ending balance – December 31	$2,275	$1,900
Commercial Aircraft Trade-In Commitments
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
Trade-in commitment agreements at December 31, 2022 have expiration dates from 2023 through 2029. At December 31, 2022 and 2021, total contractual trade-in commitments were $1,117 and $612. As of December 31, 2022 and 2021, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $286 and $283, and the fair value of the related trade-in aircraft was $286 and $283.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $16,105 and $12,905 as of December 31, 2022 and 2021. The estimated earliest potential funding dates for these commitments as of December 31, 2022 are as follows:

Total
2023	$3,084
2024	2,608
2025	3,381
2026	2,555
2027	1,520
Thereafter	2,957
$16,105
As of December 31, 2022, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $270 related to certain joint ventures over the next five years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $5,070 and $3,634 as of December 31, 2022 and 2021.
Company Owned Life Insurance
McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2022 and 2021, the cash surrender value was $376 and $374 and the total loans were $346 and $360. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2022 and 2021.
Government Assistance
In 2022, we adopted Accounting Standards Update (ASU) 2021-10, Government Assistance (Topic 832), which requires certain disclosures for those government assistance transactions for which we have applied a grant accounting model. Certain states and localities in which we operate offer or have offered various business incentives related to investment and/or job creation.
Between 2010 and 2016, we received cash grants totaling $346 related to our investment in operations in South Carolina. The grants were recorded in Other liabilities and are being amortized, primarily to inventory, over the useful life of the Property, plant and equipment extending through 2052. During 2022, we amortized $11 to Inventory, and recorded a benefit of $5 in Cost of Sales. At December, 31, 2022, inventory included a benefit of $64 and Accrued liabilities included a balance of $106.
We are eligible to claim tax refunds from the State of Missouri and City of Irving, Texas primarily related to job creation and retention through 2031. During 2022, we received $30 in cash and recorded a benefit of $21 in Cost of sales. At December 31, 2022, Other current assets includes receivables of $20. As of December 31, 2022, $56 of refunds, plus interest, is subject to clawback if we fail to meet certain conditions, including employment levels.
We are eligible to claim cash grants through 2032 of up to $62, related to operations in Queensland, Australia. During 2022, $7 cash was received and recorded as a benefit in Cost of Sales. At December 31, 2022, $4 is subject to clawback if we fail to meet certain conditions, including employment levels.
Industrial Revenue Bonds (IRB) issued by St. Louis County were used to finance the purchase and/or construction of real and personal property at our St. Louis site. Tax benefits associated with IRBs include a twelve-year property tax abatement and sales tax exemption from St. Louis County. We record these properties on our Consolidated Statements of Financial Position. We have also purchased the IRBs and therefore are the bondholders as well as the borrower/lessee of the properties purchased with the IRB proceeds. The liabilities and IRB assets are equal and are reported net in the Consolidated Statements of Financial Position. As of December 31, 2022 and 2021, the assets and liabilities associated with the IRBs were $271.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering, Manufacturing, and Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4.3 billion program to develop and modify two 747-8 commercial aircraft. During the year ended December 31, 2022, we increased the reach-forward loss on the contract by $1,452 primarily driven by increases to cost estimates associated with factory modification labor and support engineering resources due to labor instability and inefficiencies that we now estimate will persist longer than previously anticipated, higher supplier cost estimates based on ongoing supplier negotiations and higher levels of engineering design changes due to technical requirements which are driving increased rework and schedule delays. Risk remains that we may record additional losses in future periods.

KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. This EMD contract is a fixed-price incentive fee contract and involves highly complex designs and systems integration. Since 2016, the USAF has authorized eight low rate initial production (LRIP) lots for a total of 109 aircraft. The EMD contract and authorized LRIP lots total approximately $21 billion as of December 31, 2022. As of December 31, 2022, we had approximately $209 of capitalized precontract costs and $292 of potential termination liabilities to suppliers related to unexercised future lots.
During the year ended December 31, 2022, we increased the reach-forward loss on the KC-46A Tanker program by $1,374 primarily reflecting higher production and supply chain costs partially driven by labor instability and supply chain disruption, most of which was recorded during the third quarter of 2022. The increase in production costs was primarily driven by factory unit time performance expectations that assume continued production disruption due to labor instability and supply chain disruption. Factory unit time estimates also reflect reduced benefits from prior investments in productivity enablers and higher factory unit time to produce aircraft for the remaining life of the program. The current year losses also reflect increased estimated change incorporation costs for flight test aircraft as well as schedule delays to complete the Remote Vision System. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. During the year ended December 31, 2022, we increased the MQ-25 reach-forward loss by $579 primarily driven by higher than anticipated costs to manufacture the EMD units reflecting recent performance which is resulting in additional factory resources and increased engineering costs to address design and supplier quality issues. We also increased costs associated with engineering design challenges, additional testing and certification activities, and flight test support. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. During the year ended December 31, 2022, we recorded earnings charges of $203 related to the T-7A Red Hawk fixed-price EMD contract, which has a reach-forward loss at December 31, 2022. Current year losses were primarily due to supply chain and hardware qualification issues, as well as schedule delays in achieving Military Flight Release and additional cost growth to resolve technical issues and other engineering design changes identified during 2022. EMD aircraft flight testing is now estimated to start in 2023.
The production portion of the contract includes 11 production lots for aircraft and related services. In 2018, we recorded a loss of $400 associated with the 11 production lots and associated support options for 346 T-7A Red Hawk aircraft that we believe are probable of being exercised. The first production and support contract option is expected to be exercised in 2024. We increased the estimated reach-forward loss by $552 during the year ended December 31, 2022 primarily driven by ongoing supply chain negotiations (which are impacted by supply chain constraints and inflationary pressures), and design revisions, as well as an increase in the number of expected units in the initial production lots. Risk remains that we may record additional losses in future periods. At December 31, 2022, we had approximately $56 of capitalized precontract costs and $283 of potential termination liabilities to suppliers related to future production lots.

Commercial Crew
NASA has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station. During the second quarter of 2022 we successfully completed the uncrewed Orbital Flight Test. A crewed flight test is now expected to be completed in 2023. During the year ended December 31, 2022, we increased the reach-forward loss by $288 primarily reflecting increases to estimated costs related to completing the crewed flight tests and revised schedules for both the crewed flight test and three post certification missions. Most of this increase was recorded in the third quarter of 2022, primarily driven by timing of the three future post certification missions which are now assumed to be completed by 2026 based on NASA’s revised launch plans. We had previously assumed that the post certification missions would be completed by 2024. Risk remains that we may record additional losses in future periods. At December 31, 2022, we had approximately $180 of capitalized precontract costs and $159 of potential termination liabilities to suppliers related to unauthorized future missions.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
December 31,	2022	2021	2022	2021	2022	2021
Contingent repurchase commitments	$514	$548	$514	$548
Credit guarantees	45	90		28	$27	$24
Contingent Repurchase Commitments In conjunction with signing a definitive agreement for the sale of commercial aircraft, we have entered into contingent repurchase commitments with certain customers wherein we agree to repurchase the sold aircraft at a specified price, generally 10 to 15 years after delivery. Our repurchase of the aircraft is contingent upon entering into a mutually acceptable agreement for the sale of additional new aircraft in the future. The commercial aircraft repurchase price specified in contingent repurchase commitments is generally lower than the expected fair value at the specified repurchase date. Estimated proceeds from collateral/recourse in the table above represent the lower of the contracted repurchase price or the expected fair value of each aircraft at the specified repurchase date.
If a future sale agreement is reached and a customer elects to exercise its right under a contingent repurchase commitment, the contingent repurchase commitment becomes a trade-in commitment. Our historical experience is that contingent repurchase commitments infrequently become trade-in commitments.
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
Note 15 – Debt
In the third quarter of 2022, we entered into a $5,800 364-day revolving credit agreement expiring in August 2023, a $3,000 three-year revolving credit agreement expiring in August 2025, and amended our $3,200 five-year revolving credit agreement, which expires in October 2024, primarily to incorporate a LIBOR successor rate. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. As of December 31, 2022, we had $12,000 currently available under credit line agreements. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Interest incurred, including amounts capitalized, was $2,650, $2,790 and $2,280 for the years ended December 31, 2022, 2021 and 2020, respectively. Interest expense recorded by BCC is reflected as Boeing Capital interest expense on our Consolidated Statements of Operations. Total Company interest payments were $2,572, $2,583 and $1,925 for the years ended December 31, 2022, 2021 and 2020, respectively.
Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2022	2021
Unsecured debt	$5,103	$1,155
Finance lease obligations	65	61
Other notes	22	80
Total	$5,190	$1,296

Debt at December 31 consisted of the following:

	2022	2021
Unsecured debt
1.17% - 2.50% due through 2026	$11,846	12,404
2.60% - 3.20% due through 2030	6,412	7,001
3.25% - 3.90% due through 2059	9,576	9,570
3.95% - 5.15% due through 2059	14,035	13,993
5.71% - 6.63% due through 2060	13,011	13,008
6.88% - 8.75% due through 2043	1,854	1,853

Other debt and notes
Finance lease obligations due through 2044	206	180
Other notes	61	93
Total debt	$57,001	$58,102
Scheduled principal payments for debt and minimum finance lease obligations for the next five years are as follows:

	2023	2024	2025	2026	2027
Debt	$5,128	$5,081	$4,306	$7,966	$3,300
Minimum finance lease obligations	$69	$52	$41	$22	$5
Note 16 – Postretirement Plans
Many of our employees have earned benefits under defined benefit pension plans. The majority of employees that had participated in defined benefit pension plans have transitioned to a company-funded defined contribution retirement savings plan.
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

The components of net periodic benefit (income)/cost were as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2022	2021	2020	2022	2021	2020
Service cost	$3	$3	$3	$72	$87	$89
Interest cost	2,080	1,988	2,455	98	97	130
Expected return on plan assets	(3,789)	(3,848)	(3,756)	(10)	(7)	(9)
Amortization of prior service credits	(81)	(80)	(80)	(35)	(35)	(38)
Recognized net actuarial loss/(gain)	913	1,219	1,032	(111)	(56)	(63)
Settlement/curtailment (gain)/loss	(4)	193	9			(4)
Net periodic benefit (income)/cost	($878)	($525)	($337)	$14	$86	$105

Net periodic benefit cost included in Loss from operations	$3	$3	$3	$79	$90	$91
Net periodic benefit (income)/cost included in Other income, net	(881)	(528)	(340)	(58)	(1)	16
Net periodic benefit (income)/cost included in Loss before income taxes	($878)	($525)	($337)	$21	$89	$107
The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2022 and 2021. Benefit obligation balances presented below reflect the PBO for our pension plans and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2022	2021	2022	2021
Change in benefit obligation
Beginning balance	$75,635	$82,415	$4,092	$4,693
Service cost	3	3	72	87
Interest cost	2,080	1,988	98	97
Amendments	1
Actuarial (gain)/loss	(17,605)	(3,249)	(914)	(401)
Settlement/other		(870)
Gross benefits paid	(4,971)	(4,653)	(406)	(411)
Subsidies			39	26
Exchange rate adjustment	(26)	1	(3)	1
Ending balance	$55,117	$75,635	$2,978	$4,092
Change in plan assets
Beginning balance at fair value	$67,813	$68,696	$172	$160
Actual return on plan assets	(13,141)	4,477	(27)	21
Company contribution	2	11
Plan participants’ contributions			6	6
Settlement payments		(870)
Benefits paid	(4,824)	(4,502)	(11)	(15)
Exchange rate adjustment	(25)	1
Ending balance at fair value	$49,825	$67,813	$140	$172
Amounts recognized in statement of financial position at December 31 consist of:
Other assets	$987	$1,426	$21
Accrued liabilities	(138)	(144)	(356)	($392)
Accrued retiree health care			(2,503)	(3,528)
Accrued pension plan liability, net	(6,141)	(9,104)
Net amount recognized	($5,292)	($7,822)	($2,838)	($3,920)
Amounts recognized in Accumulated other comprehensive loss at December 31 were as follows:

	Pension		Other Postretirement Benefits
	2022	2021	2022	2021
Net actuarial loss/(gain)	$17,448	$19,031	($1,862)	($1,092)
Prior service credits	(1,224)	(1,306)	(41)	(76)
Total recognized in Accumulated other comprehensive loss	$16,224	$17,725	($1,903)	($1,168)

The accumulated benefit obligation (ABO) for all pension plans was $54,481 and $74,199 at December 31, 2022 and 2021. Key information for our plans with ABO and PBO in excess of plan assets as of December 31 was as follows:

	2022	2021
Accumulated benefit obligation	$48,134	$66,406
Fair value of plan assets	42,491	58,593

	2022	2021
Projected benefit obligation	$48,770	$67,841
Fair value of plan assets	42,491	58,593
Assumptions
The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at December 31 of each year and the net periodic benefit cost for the subsequent year.

December 31,	2022	2021	2020
Discount rate:
Pension	5.40%	2.80%	2.50%
Other postretirement benefits	5.30%	2.50%	2.00%
Expected return on plan assets	6.00%	6.30%	6.50%
Rate of compensation increase	4.30%	4.30%	4.30%
Interest crediting rates for cash balance plans	5.00%	5.00%	5.00%
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
The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2022, the MRVA was approximately $10,131 more than the fair market value of assets.
Assumed health care cost trend rates were as follows:

December 31,	2022	2021	2020
Health care cost trend rate assumed next year	5.50%	4.50%	4.50%
Ultimate trend rate	4.50%	4.50%	4.50%
Year that trend reaches ultimate rate	2028	2021	2021

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
We periodically update our long-term, strategic asset allocations. We use various analytics to determine the optimal asset mix and consider plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. A key element of our strategy is to de-risk the plan as the funded status of the plan increases. During 2022, the funded status of the plans increased as compared to 2021, and additional assets were reallocated to fixed income. The changes in the asset allocation are reflected in the table below. We identify investment benchmarks to evaluate performance for the asset classes in the strategic asset allocation that are market-based and investable where possible. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions, and the timing of benefit payments and contributions. Short-term investments and exchange-traded derivatives are used to rebalance the actual asset allocation to the target asset allocation. The asset allocation is monitored and rebalanced frequently. The actual and target allocations by asset class for the pension assets at December 31 were as follows:

	Actual Allocations		Target Allocations
Asset Class	2022	2021	2022	2021
Fixed income	63%	61%	63%	63%
Global equity	14	16	20	20
Private equity	8	8	4	4
Real estate and real assets	8	8	7	7
Hedge funds	7	7	6	6
Total	100%	100%	100%	100%
Fixed income securities are invested primarily in a diversified portfolio of long duration instruments as well as Emerging Market, Structured, High Yield and Private Debt. Global equity securities are invested in a diversified portfolio of U.S. and non-U.S. companies, across various industries and market capitalizations.
Private equity investment vehicles are primarily limited partnerships (LPs) that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital, growth and special situation strategies. Real estate and real assets include global private investments that may be held through investments in LPs or other fund structures. Real estate includes, but is not limited to, investments in office, retail, apartment and industrial properties. Real assets include, but are not limited to, investments in natural resources (such as energy, farmland and timber), commodities and infrastructure.
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
As a percentage of total pension assets, derivative net notional amounts were 37.1% and 33.4% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and (5.6%) and (5.4%) for global equity and commodities at December 31, 2022 and 2021.
In November 2020, the Company elected to contribute $3,000 of our common stock to the pension fund. An independent fiduciary was retained to manage and liquidate the stock over time at its discretion. Plan assets included $1,782 and $1,883 of our common stock as of December 31, 2022 and 2021.
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
Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2022 and 2021. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$15,095		$15,025	$70	$20,573		$20,520	$53
U.S. government and agencies	7,827		7,827		11,285		11,285
Mortgage backed and asset backed	664		502	162	777		675	102
Municipal	843		811	32	1,064		1,035	29
Sovereign	706		706		1,135		1,126	9
Other	8	$8			3	$3
Derivatives:
Assets	36		36		62		62
Liabilities	(87)		(87)		(48)		(48)
Cash equivalents and other short-term investments	571		571		448		448
Equity securities:
U.S. common and preferred stock	2,931	2,931			4,463	4,463
Non-U.S. common and preferred stock	2,023	2,023			3,345	3,340		5
Boeing company stock	1,782	1,782			1,883	1,883
Derivatives:
Assets					1		1
Liabilities	(1)		(1)		(1)		(1)
Private equity
Real estate and real assets:
Real estate					413	413
Real assets	362	310	47	5	784	749	35
Derivatives:
Assets	1		1		8		8
Liabilities	(8)		(7)	(1)	(2)		(2)
Total	$32,753	$7,054	$25,431	$268	$46,193	$10,851	$35,144	$198

Fixed income common/collective/pooled funds	$1,511				$1,712
Fixed income other	832				747
Equity common/collective/ pooled funds	2,757				4,561
Private equity	4,239				5,100
Real estate and real assets	3,525				3,952
Hedge funds	3,391				4,717
Total investments measured at NAV as a practical expedient	$16,255				$20,789

Cash	$409				$520
Receivables	541				454
Payables	(133)				(143)
Total	$49,825				$67,813
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
Real estate and real asset NAVs are based on the valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data. For those investments reported on a one-quarter lagged basis (primarily LPs), NAVs are adjusted for subsequent cash flows and significant events. Publicly traded infrastructure stocks are valued using a market approach based on quoted market prices of identical instruments. Exchange-traded commodities futures positions are reported in accordance with changes in daily variation margin which is settled daily and therefore reflected in the payables and receivables portion of the table.
Hedge fund NAVs are generally based on the valuation of the underlying investments. This is primarily done by applying a market or income valuation methodology depending on the specific type of security or instrument held.
Investments in private equity, private debt, real estate, real assets and hedge funds are primarily calculated and reported by the General Partner, fund manager or third-party administrator. Additionally, some investments in fixed income and equity are made via commingled vehicles and are valued in a similar fashion. Pension assets invested in commingled and LP structures rely on the NAV of these investments as the practical expedient for the valuations.

The following tables summarizes the changes of Level 3 assets, reconciled by asset class, held during the years ended December 31, 2022 and 2021. Transfers into and out of Level 3 are reported at the beginning-of-year values.

	January 1 2022 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2022 Balance
Fixed income securities:
Corporate	$53	($19)	$3	$33	$70
Mortgage backed and asset backed	102	(11)	16	55	162
Municipal	29	(14)	9	8	32
Sovereign	9			(9)
Equity securities:
Non-U.S. common and preferred stock	5	(45)	(2)	42
Real assets		(1)	5		4
Total	$198	($90)	$31	$129	$268

	January 1 2021 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2021 Balance
Fixed income securities:
Corporate	$40	($1)	$5	$9	$53
U.S. government and agencies	2		(2)
Mortgage backed and asset backed	120		(17)	(1)	102
Municipal	72		7	(50)	29
Sovereign	2	(8)	15		9
Equity securities:
Non-U.S. common and preferred stock	2	2	(3)	4	5
Real assets	2			(2)
Total	$240	($7)	$5	($40)	$198
For the year ended December 31, 2022, the changes in unrealized gains/(losses) for Level 3 assets still held at December 31, 2022 were ($16) for corporate fixed income securities, ($11) for mortgage backed and asset backed fixed income securities, ($14) for municipal fixed income securities, and ($1) for real asset securities. For the year ended December 31, 2021, the changes in unrealized gains/(losses) for Level 3 assets still held at December 31, 2021 were ($1) for mortgage backed and asset backed fixed income securities and ($8) for sovereign.
OPB Plan Assets The majority of OPB plan assets are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The index fund is valued using a market approach based on the quoted market price of an identical instrument (Level 1). The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.
Cash Flows
Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA), as well as rules governing funding of our non-US pension plans, are not expected to be significant in 2023. During the fourth quarter of 2020, we contributed $3,000 in common stock to the pension fund. We do not expect to make discretionary contributions to our pension plans in 2023.
Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

Year(s)	2023	2024	2025	2026	2027	2028-2032
Pensions	$5,348	$4,473	$4,404	$4,325	$4,221	$19,560
Other postretirement benefits:
Gross benefits paid	381	371	353	334	310	1,176
Subsidies	(11)	(11)	(11)	(12)	(12)	(63)
Net other postretirement benefits	$370	$360	$342	$322	$298	$1,113
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
Defined Contribution Plans
We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $1,260, $1,268 and $1,351 in 2022, 2021 and 2020, respectively.
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
Shares issued as a result of stock option exercises or conversion of stock unit awards will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to satisfy these issuances during 2023.

Share-based plans expense is primarily included in Total costs and expenses and General and administrative expense, as well as a portion allocated to production as inventoried costs. The share-based plans expense and related income tax benefit were as follows:

Years ended December 31,	2022	2021	2020
Restricted stock units and other awards	$726	$840	$243
Income tax benefit (before consideration of valuation allowance)	$178	$148	$53
Stock Options
Options have been granted to our executive officers that are scheduled to vest and become exercisable three years after the grant date and expire ten years after the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock options depending on certain age and service conditions. The fair values of the stock options granted were estimated using a Monte-Carlo simulation model using the assumptions presented below. The model includes no expected dividend yield.
On February 16, 2022, we granted 348,769 premium-priced stock options to our executive officers as part of our long-term incentive program. These stock options have an exercise price equal to 120% of the fair market value of our stock on the date of grant. If certain performance measures are met, the exercise price is reduced to 110% of the grant date fair market value of our stock.
On February 17, 2021, we granted 342,986 premium-priced stock options to our executive officers as part of our long-term incentive program. These stock options have an exercise price equal to 120% of the fair market value of our stock on the date of grant. During 2021, we also granted 148,322 stock options to certain executives to encourage retention or to award various achievements, of which 40,322 had an exercise price equal to 120% of the fair market value of our stock on the date of grant, and the remaining 108,000 had an exercise price equal to the fair market value on the date of grant. The grant date fair market values of these awards were not significant.

Grant Year	Grant Date	Expected Life	Expected Volatility	Risk Free Interest Rate	Grant Date Fair Value Per Option
2022	2/16/2022	6.8 years	36.6%	2.0%	$83.04
2021	2/17/2021	6.6 years	37.8%	1.3%	$74.63
Options granted through January 2014 had an exercise price equal to the fair market value of our stock on the date of grant and expire 10 years after the date of grant. These stock options vested over a period of three years and were fully vested as of December 31, 2017.

Stock option activity for the year ended December 31, 2022 was as follows:

	Shares	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,709,379	$121.83
Granted	362,450	259.77
Exercised	(663,348)	75.85
Expired	(664)	130.72
Forfeited	(17,048)	246.21
Outstanding at end of year	1,390,769	$178.18	5.0	$68
Exercisable at end of year	598,983	$77.22	0.2	$68
The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $75, $84 and $90, with a related tax benefit of $17, $19 and $32, respectively. At December 31, 2022, there was $23 of total unrecognized compensation cost related to options which is expected to be recognized over a weighted average period of 1.9 years. No options vested during the years ended December 31, 2022, 2021 and 2020.
Restricted Stock Units
In February 2022, 2021 and 2020, we granted to our executives 1,804,541, 980,077 and 325,108 restricted stock units (RSUs) as part of our long-term incentive program with grant date fair values of $217.48, $215.70 and 319.04 per unit, respectively. On July 29, 2022, we also granted 2,568,112 RSUs with a grant date fair value of $157.69 per unit as part of our long-term incentive program, accelerating awards planned for 2023 to retain executives. The RSUs granted under this program will generally vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the RSUs will not vest and all rights to the stock units will terminate. These RSUs are labeled executive long-term incentive program in the table below.
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
In addition to RSUs awarded under our long-term incentive programs, we granted RSUs to certain executives and employees to encourage retention or to reward various achievements. These RSUs are labeled other RSUs in the table below.
The fair values of all RSUs are estimated using the average of the high and low stock prices on the date of grant.

RSU activity for the year ended December 31, 2022 was as follows:

	Executive Long-Term Incentive Program	Employee Long-Term Incentive Program	Other
Number of units:
Outstanding at beginning of year	2,049,695	4,780,724	698,866
Granted	4,527,189		595,122
Forfeited	(282,488)	(269,380)	(67,441)
Distributed	(176,496)	(137,537)	(267,853)
Outstanding at end of year	6,117,900	4,373,807	958,694
Undistributed vested units	426,652	1,454,414	18,914
Unrecognized compensation cost	$683	$240	$87
Weighted average remaining amortization period (years)	2.1	1.0	2.1
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
In February 2020, we granted to our executives 290,202 PBRSUs as part of our long-term incentive program. Compensation expense for the award is recognized over the three-year performance period based upon the grant date fair value. The grant date fair values were estimated using a Monte-Carlo simulation model with the assumptions presented below. The model includes no expected dividend yield.

Grant Year	Grant Date	Performance Period	Expected Volatility	Risk Free Interest Rate	Grant Date Fair Value Per Unit
2020	2/24/2020	3 years	27.0%	1.2%	$357.38
PBRSU activity for the year ended December 31, 2022 was as follows:

Executive Long-Term Incentive Program
Number of units:
Outstanding at beginning of year	383,401
Performance based adjustment(1)	(162,548)
Forfeited	(10,647)
Outstanding at end of year	210,206
Unrecognized compensation cost	$4
Weighted average remaining amortization period (years)	0.2

(1)    Represents adjustment to 0% payout for units granted in 2019.
Performance Awards
During 2020, we granted Performance Awards to our executives, which are cash units that pay out based on the achievement of long-term financial goals at the end of a three-year period. Each unit had an initial value of $100 dollars. The Compensation Committee has the discretion to pay these awards in cash, stock or a combination of both after the three-year performance period. As of December 31, 2022 these performance awards have expired with a payout of $0.
Deferred Compensation
The Company has deferred compensation plans which permit certain employees and executives to defer a portion of their salary, bonus, certain other incentive awards and retirement contributions. Participants can diversify these amounts among 23 investment funds including a Boeing stock unit account.
Total (income)/expense related to deferred compensation was ($117), $126 and $93 in 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the deferred compensation liability which is being marked to market was $1,499 and $1,703.
Note 18 – Shareholders’ Equity
On December 17, 2018, the Board approved a repurchase plan for up to $20,000 of common stock. In March 2020, the Board of Directors terminated its prior authorization to repurchase shares under this plan.
As of December 31, 2022 and 2021, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized. No preferred stock has been issued.
Changes in Share Balances
The following table shows changes in each class of shares:

	Common Stock	Treasury Stock
Balance at January 1, 2020	1,012,261,159	449,352,405
Issued		(19,986,868)
Acquired		575,484
Balance at December 31, 2020	1,012,261,159	429,941,021
Issued		(6,904,556)
Acquired		307,242
Balance at December 31, 2021	1,012,261,159	423,343,707
Issued		(8,877,047)
Acquired		204,723
Balance at December 31, 2022	1,012,261,159	414,671,383

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments		Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2020	($128)	$1	($84)		($15,942)		($16,153)
Other comprehensive income/(loss) before reclassifications	98		14		(1,929)	(2)	(1,817)
Amounts reclassified from AOCI			27		810	(3)	837
Net current period Other comprehensive income/(loss)	98		41		(1,119)		(980)
Balance at December 31, 2020	($30)	$1	($43)		($17,061)		($17,133)
Other comprehensive (loss)/income before reclassifications	(75)		55		4,268	(2)	4,248
Amounts reclassified from AOCI			(6)		1,232	(3)	1,226
Net current period Other comprehensive (loss)/income	(75)		49		5,500		5,474
Balance at December 31, 2021	($105)	$1	$6		($11,561)		($11,659)
Other comprehensive (loss)/income before reclassifications	(62)	(1)	(40)		1,529	(2)	1,426
Amounts reclassified from AOCI			10	(4)	673	(3)	683
Net current period Other comprehensive (loss)/income	(62)	(1)	(30)		2,202		2,109
Balance at December 31, 2022	($167)		($24)		($9,359)		($9,550)
(1)    Net of tax.
(2)    Primarily related to remeasurement of assets and benefit obligations related to the Company's pension and other postretirement benefit plans resulting in an actuarial gain/(loss) of $1,533, $4,262 and ($1,956) (net of tax of ($22), ($32) and $111) for the years ended December 31, 2022, 2021 and 2020. See Note 16.
(3)    Primarily related to amortization of actuarial losses for the years ended December 31, 2022, 2021 and 2020 totaling $791, $1,155 and $917 (net of tax of ($11), ($8) and ($52)), respectively. These are included in the net periodic pension cost. See Note 16.
(4)    Included losses of $39 (net of tax of ($11)) from cash flow hedges reclassified to Other income, net because the forecasted transactions are probable of not occurring.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	2022	2021	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,815	$2,630	$23	$30	($122)	($52)
Commodity contracts	602	500	115	88	(9)	(18)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	462	361	5	2	(42)	(3)
Commodity contracts	412	760	2	8	(1)	(7)
Total derivatives	$4,291	$4,251	145	128	(174)	(80)
Netting arrangements			(33)	(30)	33	30
Net recorded balance			$112	$98	($141)	($50)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

Years ended December 31,	2022	2021
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($118)	($47)
Commodity contracts	78	102
Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

Years ended December 31,	2022	2021
Foreign exchange contracts
Revenues	$1
Costs and expenses	7	$13
General and administrative	(12)	8
Commodity contracts
Costs and expenses	$31	($18)
General and administrative expense	10	5

Losses from cash flow hedges reclassified from AOCI to Other income, net because it is probable the forecasted transactions will not occur were $50 and $0 for the years ended December 31, 2022 and 2021. Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the years ended December 31, 2022 and 2021.
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $14 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facility, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at December 31, 2022 was $33. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At December 31, 2022, there was no collateral posted related to our derivatives.
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

	December 31, 2022			December 31, 2021
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,797	$1,797		$1,370	$1,370
Available-for-sale debt investments:
Commercial paper	256		$256	225		$225
Corporate notes	195		195	262		262
U.S. government agencies	47		47	1		1
Other equity investments	10	10		20	20
Derivatives	112		112	98		98
Total assets	$2,417	$1,807	$610	$1,976	$1,390	$586

Liabilities
Derivatives	($141)		($141)	($50)		($50)
Total liabilities	($141)		($141)	($50)		($50)
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

Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the years ended December 31 due to long-lived asset impairment, and the fair value and asset classification of the related assets as of the impairment date:

	2022				2021
	Total	Level 2	Level 3	Total Losses	Total	Level 2	Level 3	Total Losses
Investments				($31)				($8)
Customer financing assets	$47		$47	(7)	$110		$110	(31)
Property, plant and equipment				(19)	9		9	(50)
Other Assets and Acquired intangible assets	15		15	(55)	1		1	(9)
Total	$62		$62	($112)	$120		$120	($98)
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
For Level 3 assets that were measured at fair value on a nonrecurring basis during the year ended December 31, 2022, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statements of Financial Position at December 31 were as follows:

	December 31, 2022
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$385	$403		$403
Liabilities
Debt, excluding finance lease obligations	(56,794)	(52,856)		(52,856)

	December 31, 2021
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$412	$485		$485
Liabilities
Debt, excluding finance lease obligations	(57,921)	(65,724)		(65,724)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Consolidated Statements of Financial Position, approximate their fair value at December 31, 2022 and 2021. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Multiple legal actions have been filed against us as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. During 2021, we entered into (i) a Deferred Prosecution Agreement with the U.S. Department of Justice that resolved the Department of Justice’s previously disclosed investigation into us regarding the evaluation of the 737 MAX by the Federal Aviation Administration (FAA) as well as (ii) a proposed settlement with plaintiffs in a shareholder derivative lawsuit that resulted in the Company receiving $219 in the second quarter of 2022. In September 2022, we settled a previously disclosed investigation by the Securities and Exchange Commission related to the 737 MAX accidents and consented to a civil penalty, which resulted in an earnings charge of $200 that was paid in October 2022. We cannot reasonably estimate a range of loss, if any, not covered by available insurance that we may incur as a result of any remaining pending lawsuits or other matters related to the accidents and the 737 MAX.
During 2019, we entered into agreements with Embraer S.A. (Embraer) to establish joint ventures that included the commercial aircraft and services operations of Embraer, of which we were expected to acquire an 80 percent ownership stake for $4,200, as well as a joint venture to promote and develop new markets for the C-390 Millennium. In 2020, we exercised our contractual right to terminate these agreements based on Embraer’s failure to meet certain required closing conditions. Embraer has disputed our right to terminate the agreements, and the dispute is currently in arbitration. We cannot reasonably estimate a range of loss, if any, that may result from the arbitration, which we currently expect to be completed in late 2023 or early 2024.
Note 22 – Segment and Revenue Information
Our primary profitability measurements to review a segment’s operating results are Earnings/(loss) from operations and operating margins. We operate in four reportable segments: BCA, BDS, BGS and BCC. All other activities fall within Unallocated items, eliminations and other. See page 58 for the Summary of Business Segment Data, which is an integral part of this note.
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

While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues, including foreign military sales, are reported by customer location and consisted of the following:

Years ended December 31,	2022	2021	2020
Asia	$8,393	$5,845	$5,931
Europe	7,916	8,967	7,961
Middle East	5,047	4,653	5,308
Canada	1,612	969	1,302
Oceania	1,576	1,147	832
Africa	418	239	114
Latin America, Caribbean and other	2,412	1,376	229
Total non-U.S. revenues	27,374	23,196	21,677
United States	39,218	39,076	36,979
Estimated potential concessions and other considerations to 737 MAX customers	16	14	(498)
Total revenues	$66,608	$62,286	$58,158
Revenues from the U.S. government (including foreign military sales through the U.S. government), primarily recorded at BDS and BGS, represented 40%, 49% and 51% of consolidated revenues for 2022, 2021 and 2020, respectively. Approximately 4% of operating assets were located outside the United States as of December 31, 2022 and 2021.
The following tables present BCA, BDS and BGS revenues from contracts with customers disaggregated in a number of ways, such as geographic location, contract type and the method of revenue recognition. We believe these best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

BCA revenues by customer location consisted of the following:

Years ended December 31,	2022	2021	2020
Revenue from contracts with customers:
Asia	$4,484	$2,792	$2,679
Europe	4,038	4,334	3,872
Middle East	2,003	1,098	1,647
Other non-U.S.	3,042	1,681	513
Total non-U.S. revenues	13,567	9,905	8,711
United States	12,167	9,472	7,899
Estimated potential concessions and other considerations to 737 MAX customers	16	14	(498)
Total revenues from contracts with customers	25,750	19,391	16,112
Intersegment revenues, eliminated on consolidation	117	102	50
Total segment revenues	$25,867	$19,493	$16,162

Revenue recognized on fixed-price contracts	100%	100%	100%

Revenue recognized at a point in time	100%	100%	100%
BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

Years ended December 31,	2022	2021	2020
Revenue from contracts with customers:
U.S. customers	$17,144	$19,869	$19,662
Non-U.S. customers(1)	6,018	6,671	6,595
Total segment revenue from contracts with customers	$23,162	$26,540	$26,257

Revenue recognized over time	99%	99%	98%

Revenue recognized on fixed-price contracts	60%	68%	69%

Revenue from the U.S. government(1)	89%	89%	89%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consisted of the following:

Years ended December 31,	2022	2021	2020
Revenue from contracts with customers:
Commercial	$9,560	$7,527	$6,936
Government	7,681	8,553	8,368
Total revenues from contracts with customers	17,241	16,080	15,304
Intersegment revenues eliminated on consolidation	370	248	239
Total segment revenues	$17,611	$16,328	$15,543

Revenue recognized at a point in time	50%	45%	47%

Revenue recognized on fixed-price contracts	88%	86%	87%

Revenue from the U.S. government(1)	33%	40%	41%
(1)Includes revenues earned from foreign military sales through the U.S. government.
Earnings in Equity Method Investments
For the year ended December 31, 2022, our share of income from equity method investments was $56, primarily driven by investments held in Unallocated items, eliminations and other. For the years ended December 31, 2021 and 2020, our share of income from equity method investments was $40 and $86, primarily in our BDS segment.
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
Our backlog at December 31, 2022 was $404,381. We expect approximately 17% to be converted to revenue through 2023 and approximately 71% through 2026, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue due to timing of 787 deliveries from inventory, timing of 737 MAX delivery resumption in China, timing of entry into service of the 777X, 737-7 and/or 737-10, and the lingering effects of the COVID-19 pandemic.

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations, intercompany guarantees provided to BCC and eliminations of certain sales between segments. Such sales include aircraft sold to our BCC segment that are leased by BCC to customers and considered transferred to the BCC segment. We generally allocate costs to business segments based on the U.S. federal cost accounting standards. Components of Unallocated items, eliminations and other (expense)/income are shown in the following table.

Years ended December 31,	2022	2021	2020
Share-based plans	($114)	($174)	($120)
Deferred compensation	117	(126)	(93)
Amortization of previously capitalized interest	(95)	(107)	(95)
Research and development expense, net	(278)	(184)	(240)
Eliminations and other unallocated items	(1,162)	(676)	(1,807)
Unallocated items, eliminations and other	($1,532)	($1,267)	($2,355)

Pension FAS/CAS service cost adjustment	$849	$882	$1,024
Postretirement FAS/CAS service cost adjustment	294	291	359
FAS/CAS service cost adjustment	$1,143	$1,173	$1,383
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

Assets
Segment assets are summarized in the table below.

December 31,	2022	2021
Commercial Airplanes	$75,212	$75,863
Defense, Space & Security	14,426	14,974
Global Services	16,149	16,397
Boeing Capital	1,510	1,735
Unallocated items, eliminations and other	29,803	29,583
Total	$137,100	$138,552
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest, and assets managed centrally on behalf of the four principal business segments and intercompany eliminations.
Capital Expenditures

Years ended December 31,	2022	2021	2020
Commercial Airplanes	$218	$177	$322
Defense, Space & Security	202	199	172
Global Services	130	94	127
Unallocated items, eliminations and other	672	510	682
Total	$1,222	$980	$1,303
Capital expenditures for Unallocated items, eliminations and other relate primarily to assets managed centrally on behalf of the four principal business segments.
Depreciation and Amortization

Years ended December 31,	2022	2021	2020
Commercial Airplanes	$508	$535	$559
Defense, Space & Security	238	233	251
Global Services	346	414	408
Boeing Capital Corporation	46	59	66
Centrally Managed Assets (1)	841	903	962
Total	$1,979	$2,144	$2,246
(1)Amounts shown in the table represent depreciation and amortization expense recorded by the individual business segments. Depreciation and amortization for centrally managed assets are included in segment operating earnings based on usage and occupancy. In 2022, $643 was included in the primary business segments, of which $360, $230 and $53 was included in BCA, BDS and BGS, respectively. In 2021, $668 was included in the primary business segments, of which $386, $222 and $60 was included in BCA, BDS and BGS, respectively. In 2020, $689 was included in the primary business segments, of which $397, $236 and $56 was included in BCA, BDS and BGS, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Cost Estimates for Fixed-Price Development Contracts — Refer to Notes 1 and 13 to the financial statements
Critical Audit Matter Description
As more fully described in Notes 1 and 13 to the consolidated financial statements, the Company recognizes revenue over time for long-term contracts as goods are produced or services are rendered. The Company uses costs incurred as the method for determining progress, and revenue is recognized based on costs incurred to date plus an estimate of margin at completion. The process of estimating margin at completion involves estimating the costs to complete production of goods or rendering of services and comparing those costs to the estimated final revenue amount. Margins on fixed-price development contracts are inherently uncertain in that revenue is fixed while the estimates of costs required to complete these contracts are subject to significant variability. The operational and technical complexities of fixed-price development contracts create financial risk, which could increase the estimates of costs and result in lower margins or material reach-forward losses. The ongoing effects of macroeconomic challenges, including supply chain disruption, labor shortages, and inflationary pressures compound these complexities and related financial risks.
Given the complexities of certain of the Company’s fixed-price development contracts, including the KC-46A Tanker, Commercial Crew, United States Air Force VC-25B Presidential Aircraft, T-7A Redhawk, and MQ-25 contracts, the limited amount of historical data available in certain instances and significant judgments necessary to estimate future costs at completion, auditing these estimates involved extensive audit effort, a high degree of auditor judgment, and required audit professionals with specialized industry experience.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the cost estimates for the KC-46A Tanker, Commercial Crew, United States Air Force VC-25B Presidential Aircraft, T-7A Redhawk, and MQ-25 fixed-price development contracts included the following, among others:
•We evaluated the appropriateness and consistency of management’s methods used in developing its estimates.
•We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key cost and schedule estimates, including the effects of supply chain disruptions, labor shortages, and inflationary pressures. We also evaluated the ranges and probabilities of reasonably possible outcomes, and where management set its point estimate within the range.
•We evaluated the appropriateness of the timing of changes to key estimates, including evaluating the timeline of key events and knowledge points that led to management’s determination that a change in estimate was necessary.
•We inquired of project managers, engineers, supply chain leadership, and others directly involved with the execution of contracts to evaluate management’s ability to achieve the key cost and schedule estimates, as well as evaluate project status and challenges which may affect total estimated costs to complete.
•We observed the project work site when key estimates related to tangible or physical progress of the project.
•We tested the accuracy and completeness of the key data used in developing estimates. We developed independent expectations of reasonable outcomes using, in part, the program’s data and compared our expectations to management’s estimates.
•We performed retrospective reviews when evaluating the thoroughness and precision of management’s estimation process and effectiveness of the related internal controls by comparing actual outcomes to previous estimates and the related financial statement impact, and evaluating key judgments made by management when determining the timing of changes to key estimates.
•We tested the effectiveness of internal controls including, those over the review of significant judgments made and assumptions used to develop key estimates, key data used in developing the estimates and the mathematical extrapolation of such data.
Program Accounting Estimates for the 777X Program — Refer to Notes 1, 7, and 22 to the financial statements
Critical Audit Matter Description
The introduction of new aircraft programs involves increased risk associated with meeting development, certification and production schedules. The Company uses program accounting to compute cost of sales and margin for each commercial airplane sold. The use of program accounting requires estimating and demonstrating customer demand for the number of units included in the program (program accounting quantity) and estimating the sales and costs over the expected life of each program. In particular, estimating the sales and costs associated with the initial program accounting quantity and the unsold units within the program accounting quantity involve measurement uncertainty resulting in a range of reasonable outcomes. Additionally, the level of effort to meet regulatory requirements and achieve certification may be challenging to predict, including potential delays in the timing of entry into service and corresponding increases in estimated costs. Changes to the revenue and cost estimates related to the program accounting quantity or regulatory requirements to achieve certification could occur, resulting in lower margins or material reach-forward losses. Auditing the estimated revenues and costs for the 777X program involved extensive audit effort, a high degree of auditor judgment, and required audit professionals with specialized industry experience.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated revenues and costs for the anticipated 777X initial program accounting quantity included the following, among others:
•We inquired of management, including individuals responsible for sales and pricing, to evaluate the status of current sales campaigns, short and long-term market demand, and status of negotiations with individual customers.
•We compared management’s estimate of market demand to external industry sources of expected demand.
•We evaluated management’s ability to estimate program revenue by comparison to historical estimates and actual results on other commercial programs.
•We evaluated the consistency of management’s methods and the appropriateness of significant assumptions used in developing its revenue estimates related to the initial program accounting quantity and unsold units within the program accounting quantity.
•We evaluated the appropriateness and consistency of management’s methods used in developing its cost estimates.

•We inquired of those directly involved with the certification of the aircraft to evaluate the challenges and timeline to achieve certification, which may affect total estimated costs.
•We evaluated communications with regulatory bodies for information contradictory with management’s certification timeline assumptions.
•We tested the effectiveness of internal controls, including those over the review of significant judgments made and assumptions used to develop key estimates, key data used in developing the estimates and the mathematical extrapolation of such data.
Program Accounting Revenue Estimates for the 787 Program — Refer to Notes 1, 7, and 22 to the financial statements
Critical Audit Matter Description

Production quality issues and supply chain disruption for the 787 program have resulted in increased risk associated with forecasted revenue estimates primarily due to the difficulty in assessing the value of consideration expected to be provided to customers as a result of delivery delays. The Company uses program accounting to compute cost of sales and margin for each commercial airplane sold. The use of program accounting requires estimating the revenue expected to be earned upon delivery of the aircraft included in the program’s accounting quantity. While the 787 program resumed deliveries in 2022, the forecasted delivery schedule and the value of the consideration expected to be provided to customers for delivery delays continue to be key factors that affect estimated revenue. There is estimation uncertainty related to the revenue forecasts of aircraft which have reached or are expected to reach a delivery delay period that provides the customer with a contractual termination right. Changes to the expected delivery schedule could result in additional consideration to customers. This could result in lower margins or material reach-forward losses. Auditing the estimated revenues for the 787 program involved extensive audit effort, a high degree of auditor judgment, and required professionals with specialized industry experience.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated revenues for the 787 program included the following, among others:
•We inquired of management, including operational and supply chain leadership, to assess the assumptions related to the supply chain disruption impacts on the delivery schedule and the estimated timeline for completion of rework.
•We evaluated the appropriateness and consistency of management’s method used in developing the delivery schedule assumptions, including the impact of production quality issues and supply chain disruption.
•We inquired of management, including individuals responsible for sales and pricing, to evaluate the status of current contracts with customers and estimated consideration to be provided to customers.
•We evaluated the consistency of management’s methods and the appropriateness of significant assumptions used in developing its estimates related to forecasted revenue for aircraft which have or are expected to have delivery delays.
•We tested the effectiveness of internal controls, including those over the review of significant judgments made and assumptions used to develop key estimates, key data used in developing the estimates and the mathematical extrapolation of such data.

/s/ Deloitte & Touche LLP
Chicago, Illinois
January 27, 2023

We have served as the Company's auditor since at least 1934; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company, and our report dated January 27, 2023 expressed an unqualified opinion on those financial statements.
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
January 27, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2022 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.
(c)Changes in Internal Controls Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and their ages as of January 27, 2023, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Bertrand-Marc Allen	49
Chief Strategy Officer and Senior Vice President, Strategy and Corporate Development since October 2020. Mr. Allen previously served as Senior Vice President and President, Embraer Partnership and Group Operations from April 2019 to October 2020; Senior Vice President and President, Boeing International from February 2015 to April 2019; President of Boeing Capital Corporation from March 2014 to February 2015; Corporate Vice President, Boeing International and Chairman and President of Boeing (China) Co., Ltd. from March 2011 to March 2014; and Vice President, Global Law Affairs from May 2007 to March 2011. Mr. Allen serves on the board of directors of Procter & Gamble Co.

Brian R. Besanceney	50	Chief Communications Officer and Senior Vice President, Communications since August 2022. Prior to joining Boeing, Mr. Besanceney served as Senior Vice President and Chief Communications Officer for Walmart Inc. from April 2016 to August 2022. Prior to that he held executive-level positions for The Walt Disney Company including Senior Vice President of Public Affairs from 2010 to 2016 and Vice President of Public Affairs and Business Development for Disney’s Parks and Resorts division from 2009 to 2010.
David L. Calhoun	65	President and Chief Executive Officer since January 2020 and a member of the Board of Directors since June 2009. Previously, Mr. Calhoun served as Senior Managing Director & Head of Private Equity Portfolio Operations at The Blackstone Group from January 2014 to January 2020. Prior to that, Mr. Calhoun served as Chairman of the Board of Nielsen Holdings plc from January 2014 to January 2016, as Chief Executive Officer of Nielsen Holdings plc from May 2010 to January 2014, and as Chairman of the Executive Board and Chief Executive Officer of The Nielsen Company B.V. from August 2006 to January 2014. Prior to joining Nielsen, he served as Vice Chairman of General Electric Company and President and Chief Executive Officer of GE Infrastructure. During his 26-year tenure at GE, he ran multiple business units including GE Transportation, GE Aircraft Engines, GE Employers Reinsurance Corporation, GE Lighting and GE Transportation Systems. Mr. Calhoun also serves on the board of directors of Caterpillar Inc.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Theodore Colbert III	49
Executive Vice President, President and Chief Executive Officer, Boeing Defense, Space & Security since April 2022. Mr. Colbert previously served as Executive Vice President, President and Chief Executive Officer, Boeing Global Services from October 2019 to March 2022; Chief Information Officer and Senior Vice President, Information Technology & Data Analytics from April 2016 to October 2019; Chief Information Officer and Vice President of Information Technology from November 2013 to April 2016; Vice President of Information Technology Infrastructure from December 2011 to November 2013; and Vice President of IT Business Systems from September 2010 to December 2011. Mr. Colbert serves on the board of directors of Archer-Daniels-Midland Company.

Michael D’Ambrose	65
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

Stanley A. Deal	58
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

Susan Doniz	53	Chief Information Officer and Senior Vice President, Information Technology & Data Analytics since May 2020. Prior to joining Boeing, Ms. Doniz served as Global Chief Information Officer of Qantas Airways Limited from January 2017 to April 2020; as strategic advisor to the Global CEO of SAP SE on transformation and technology issues in support of customers from September 2015 to January 2017; and Global Product, Digital Strategy and Chief Information Officer of AIMIA Inc. from June 2011 to January 2015.
Brett C. Gerry	51
Chief Legal Officer and Executive Vice President, Global Compliance since May 2020. Mr. Gerry previously served as Senior Vice President and General Counsel from May 2019 to May 2020; President of Boeing Japan from February 2016 to May 2019; Vice President and General Counsel, Boeing Commercial Airplanes from March 2009 to March 2016; and Chief Counsel, Network and Space Systems from September 2008 to March 2009.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Gregory L. Hyslop	64
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

Brendan J. Nelson	64	Senior Vice President and President, Boeing International since January 2023. Dr. Nelson previously served as President of Boeing Australia, New Zealand and South Pacific from February 2020 to January 2023. Prior to joining Boeing, he served as the Director of the Australian War Memorial from December 2012 to December 2019 and as the Australian Ambassador to Belgium, Luxembourg, the European Union and NATO from February 2010 to November 2012.
Ziad S. Ojakli	56
Executive Vice President, Government Operations since October 2021. Prior to joining Boeing, Mr. Ojakli served as a managing partner and Senior Vice President of Global Government Affairs at SoftBank Group Corp. from August 2018 to September 2020. Prior to that, he served as Group Vice President, Government & Community Relations at Ford Motor Company from January 2004 to July 2018.

Stephanie F. Pope	50	Executive Vice President, President and Chief Executive Officer, Boeing Global Services since April 2022. Ms. Pope joined Boeing in 1994, and her previous positions include Vice President and Chief Financial Officer of Boeing Commercial Airplanes from December 2020 to March 2022; Vice President and Chief Financial Officer of Boeing Global Services from January 2017 to December 2020; Vice President of Finance and Controller for Boeing Defense, Space & Security from August 2016 to December 2016; and Vice President, Financial Planning & Analysis from February 2013 to July 2016.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Brian J. West	53
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

Codes of Ethics. We have adopted (1) The Boeing Company Code of Ethical Business Conduct for the Board of Directors; and (2) The Boeing Code of Conduct that applies to all employees, including our CEO (collectively, the Codes of Conduct). The Codes of Conduct are posted on our website, www.boeing.com/company/general-info/corporate-governance.page. We intend to disclose promptly on our website any amendments to, or waivers of, the Codes of Conduct covering our CEO, CFO and/or Controller.
No family relationships exist among any of the executive officers, directors or director nominees.
Additional information required by this item will be included under the captions “Election of Directors,” “Stock Ownership Information” and “Board Committees” in our proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2022 and that information is incorporated by reference herein (the “2023 Proxy Statement”).
Item 11. Executive Compensation
The information required by this item will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation of Directors,” in the 2023 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Our equity compensation plans approved by our shareholders provide for the issuance of common stock to officers and other employees, directors and consultants. The following table sets forth information regarding outstanding options and units, and shares available for future issuance under these plans as of December 31, 2022:

Plan Category	Number of shares to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders
Stock options	1,390,769	$178.18
Deferred compensation	671,837
Other stock units(1)	11,870,813
Equity compensation plans not approved by shareholders	None	None	None
Total(2)	13,933,419	$178.18	3,918,585
(1)    Includes 420,412 shares issuable in respect of Performance-Based Restricted Stock Units subject to the satisfaction of performance criteria and assumes payout at maximum levels.
(2)    Excludes the potential Performance Awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance period which ended December 31, 2022.
For further information, see Note 17 to our Consolidated Financial Statements.
The additional information required by this item will be included under the caption “Stock Ownership Information” in the 2023 Proxy Statement, and that information is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the captions “Related Person Transactions” and “Director Independence” in the 2023 Proxy Statement, and that information is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).
The information required by this item will be included under the caption “Independent Auditor Fees” in the 2023 Proxy Statement, and that information is incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)List of documents filed as part of this report:
1.Financial Statements
Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.
2.Financial Statement Schedules
All schedules are omitted because they are not applicable, not required or the information is included in the consolidated financial statements.
3.Exhibits

3.1	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2006)

3.2	By-Laws of The Boeing Company, as amended and restated, effective June 28, 2022 (Exhibit 3.2 to the Company's Form 10-Q for the quarter ended June 30, 2022)

4.1	Description of The Boeing Company Securities Registered under Section 12 of the Exchange Act (Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2019)

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

10.13	The Boeing Company Executive Supplemental Savings Plan, as amended and restated effective January 1, 2022*

10.14	The Boeing Company Executive Layoff Benefits Plan, as amended and restated effective January 1, 2017 (Exhibit (10)(xviii) to the Company’s Form 10-K for the year ended December 31, 2016)*

10.15	The Boeing Company 2003 Incentive Stock Plan, as amended and restated effective December 9, 2021 (Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2021)*

10.16	Form of Non-Qualified Stock Option Grant Notice of Terms (Exhibit (10)(xvii)(b) to the Company’s Form 10-K for the year ended December 31, 2010)*

10.17	Form of U.S. Notice of Terms of Non-Qualified Stock Option (Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.18	Form of International Notice of Terms of Non-Qualified Stock Option (Exhibit 10.2 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.19	Form of U.S. Notice of Terms of Non-Qualified Stock Option for CEO (Exhibit 10.3 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.20	Form of U.S. Notice of Terms of Restricted Stock Units (Exhibit 10.4 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.21	Form of International Notice of Terms of Restricted Stock Units (Exhibit 10.5 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.22	Form of U.S. Notice of Terms of Restricted Stock Units for CEO (Exhibit 10.6 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.23	Form of Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 29, 2021)*

10.24	Form of Notice of Terms of Supplemental Non-Qualified Stock Option (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 29, 2021)*

10.25	Form of Notice of Terms of Performance-Based Restricted Stock Units (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2020)*

10.26	Form of Performance Award Notice (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2020)*

10.27	Form of Notice of Terms of Restricted Stock Units (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2020)*

10.28	Form of International Notice of Terms of Performance-Based Restricted Stock Units (Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2020)*

10.29	Form of International Performance Award Notice (Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2020)*

10.30	Form of International Notice of Terms of Restricted Stock Units (Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2020)*

10.31	Notice of Terms of Supplemental Restricted Stock Units, dated February 24, 2020 (Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2020)*

10.32	Notice of Terms of Supplemental Performance-Based Restricted Stock Units, dated February 24, 2020 (Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 23, 2020)*

10.33	Form of International Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2020)*

10.34	U.S. Notice of Terms of Non-Qualified Premium-Priced Stock Option for CEO, dated February 16, 2022 (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.35	U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units for CEO, dated February 16, 2022 (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.36	Form of U.S. Notice of Terms of Non-Qualified Premium-Priced Stock Option (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.37	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.38	Form of International Notice of Terms of Non-Qualified Premium-Priced Stock Option (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.39	Form of International Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.40	Employment Agreement between Boeing Canada Operations LTD and Susan Doniz (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2020)*

10.41	Consulting Agreement, dated as of December 18, 2022, between The Boeing Company and GCubed Group LLC (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2022)*

21	List of Company Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Commercial Program Method of Accounting (Exhibit (99)(i) to the Company’s Form 10-K for the year ended December 31, 1997)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101
* Management contract or compensatory plan
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2023.

THE BOEING COMPANY
(Registrant)
By:	/s/ Carol J. Hibbard
Carol J. Hibbard – Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 27, 2023.

/s/ David L. Calhoun	/s/ Stayce D. Harris
David L. Calhoun – President and Chief Executive Officer and Director	Stayce D. Harris – Director
(Principal Executive Officer)

/s/ Brian J. West	/s/ Akhil Johri
Brian J. West – Executive Vice President and Chief Financial Officer	Akhil Johri – Director
(Principal Financial Officer)

/s/ Carol J. Hibbard	/s/ David L. Joyce
Carol J. Hibbard – Senior Vice President and Controller	David L. Joyce – Director
(Principal Accounting Officer)

/s/ Robert A. Bradway	/s/ Lawrence W. Kellner
Robert A. Bradway – Director	Lawrence W. Kellner – Chair of the Board

/s/ Lynne M. Doughtie	/s/ Steven M. Mollenkopf
Lynne M. Doughtie – Director	Steven M. Mollenkopf – Director

/s/ David L. Gitlin	/s/ John M. Richardson
David L. Gitlin – Director	John M. Richardson – Director

/s/ Lynn J. Good	/s/ Ronald A. Williams
Lynn J. Good – Director	Ronald A. Williams – Director