Form 10-Q
period 2023-03-31
BOEING CO
filed 2023-04-26
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 19, 2023, there were 601,593,507 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2023

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2023	2022
Sales of products	$14,914	$11,427
Sales of services	3,007	2,564
Total revenues	17,921	13,991

Cost of products	(13,553)	(11,412)
Cost of services	(2,445)	(2,226)
Total costs and expenses	(15,998)	(13,638)
	1,923	353
Loss from operating investments, net	(27)	(20)
General and administrative expense	(1,304)	(863)
Research and development expense, net	(741)	(633)
Gain on dispositions, net		1
Loss from operations	(149)	(1,162)
Other income, net	302	181
Interest and debt expense	(649)	(637)
Loss before income taxes	(496)	(1,618)
Income tax benefit	71	376
Net loss	(425)	(1,242)
Less: net loss attributable to noncontrolling interest	(11)	(23)
Net loss attributable to Boeing Shareholders	($414)	($1,219)

Basic loss per share	($0.69)	($2.06)

Diluted loss per share	($0.69)	($2.06)

Weighted average diluted shares (millions)	602.5	591.7
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2023	2022
Net loss	($425)	($1,242)
Other comprehensive income, net of tax:
Currency translation adjustments	16	24
Derivative instruments:
Unrealized gain arising during period, net of tax of ($5) and ($28)	18	94
Reclassification adjustment for (gains)/losses included in net loss, net of tax of $1 and ($9)	(5)	35
Total unrealized gain on derivative instruments, net of tax	13	129
Defined benefit pension plans and other postretirement benefits:
Net actuarial loss arising during the period, net of tax of $2 and $0	(7)
Amortization of actuarial (gains)/losses included in net periodic pension cost, net of tax of $0 and ($40)	(2)	159
Amortization of prior service credits included in net periodic pension cost, net of tax of $6 and $6	(20)	(23)
Total defined benefit pension plans and other postretirement benefits, net of tax	(29)	136
Other comprehensive income, net of tax	0	289
Comprehensive loss, net of tax	(425)	(953)
Less: Comprehensive loss related to noncontrolling interest	(11)	(23)
Comprehensive loss attributable to Boeing Shareholders, net of tax	($414)	($930)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2023	December 31 2022
Assets
Cash and cash equivalents	$10,812	$14,614
Short-term and other investments	3,955	2,606
Accounts receivable, net	2,862	2,517
Unbilled receivables, net	9,689	8,634
Current portion of customer financing, net	133	154
Inventories	78,503	78,151
Other current assets, net	2,857	2,847
Total current assets	108,811	109,523
Customer financing, net	1,372	1,450
Property, plant and equipment, net of accumulated depreciation of $21,692 and $21,442	10,493	10,550
Goodwill	8,063	8,057
Acquired intangible assets, net	2,254	2,311
Deferred income taxes	65	63
Investments	969	983
Other assets, net of accumulated amortization of $1,002 and $949	4,320	4,163
Total assets	$136,347	$137,100
Liabilities and equity
Accounts payable	$10,274	$10,200
Accrued liabilities	20,812	21,581
Advances and progress billings	54,498	53,081
Short-term debt and current portion of long-term debt	7,926	5,190
Total current liabilities	93,510	90,052
Deferred income taxes	194	230
Accrued retiree health care	2,466	2,503
Accrued pension plan liability, net	5,998	6,141
Other long-term liabilities	2,198	2,211
Long-term debt	47,465	51,811
Total liabilities	151,831	152,948
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	10,298	9,947
Treasury stock, at cost — 410,984,640 and 414,671,383 shares	(50,376)	(50,814)
Retained earnings	29,059	29,473
Accumulated other comprehensive loss	(9,550)	(9,550)
Total shareholders’ deficit	(15,508)	(15,883)
Noncontrolling interests	24	35
Total equity	(15,484)	(15,848)
Total liabilities and equity	$136,347	$137,100
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2023	2022
Cash flows – operating activities:
Net loss	($425)	($1,242)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items –
Share-based plans expense	222	203
Treasury shares issued for 401(k) contribution	553	329
Depreciation and amortization	457	486
Investment/asset impairment charges, net	11	72
Customer financing valuation adjustments	(1)	48
Gain on dispositions, net		(1)
Other charges and credits, net	34	175
Changes in assets and liabilities –
Accounts receivable	(341)	237
Unbilled receivables	(1,055)	(356)
Advances and progress billings	1,417	(522)
Inventories	(390)	(1,203)
Other current assets	82	140
Accounts payable	231	(369)
Accrued liabilities	(769)	(594)
Income taxes receivable, payable and deferred	(122)	(403)
Other long-term liabilities	(117)	96
Pension and other postretirement plans	(244)	(371)
Customer financing, net	101	18
Other	38	41
Net cash used by operating activities	(318)	(3,216)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(468)	(349)
Proceeds from disposals of property, plant and equipment	5	8
Contributions to investments	(3,561)	(1,732)
Proceeds from investments	2,203	5,037
Other	(2)	1
Net cash (used)/provided by investing activities	(1,823)	2,965
Cash flows – financing activities:
New borrowings	17	2
Debt repayments	(1,699)	(396)
Stock options exercised	44	30
Employee taxes on certain share-based payment arrangements	(42)	(32)
Net cash used by financing activities	(1,680)	(396)
Effect of exchange rate changes on cash and cash equivalents	10	(3)
Net decrease in cash & cash equivalents, including restricted	(3,811)	(650)
Cash & cash equivalents, including restricted, at beginning of year	14,647	8,104
Cash & cash equivalents, including restricted, at end of period	10,836	7,454
Less restricted cash & cash equivalents, included in Investments	24	45
Cash and cash equivalents at end of period	$10,812	$7,409
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended March 31, 2023 and 2022
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2022	$5,061	$9,052	($51,861)	$34,408	($11,659)	$153	($14,846)
Net loss				(1,219)		(23)	(1,242)
Other comprehensive income, net of tax of ($71)					289		289
Share-based compensation		203					203
Treasury shares issued for stock options exercised, net		(19)	49				30
Treasury shares issued for other share-based plans, net		(67)	36				(31)
Treasury shares issued for 401(k) contribution		126	203				329
Balance at March 31, 2022	$5,061	$9,295	($51,573)	$33,189	($11,370)	$130	($15,268)

Balance at January 1, 2023	$5,061	$9,947	($50,814)	$29,473	($9,550)	$35	($15,848)
Net loss				(414)		(11)	(425)
Other comprehensive income, net of tax of $4							0
Share-based compensation		222					222
Treasury shares issued for stock options exercised, net		(27)	71				44
Treasury shares issued for other share-based plans, net		(67)	37				(30)
Treasury shares issued for 401(k) contribution		223	330				553
Balance at March 31, 2023	$5,061	$10,298	($50,376)	$29,059	($9,550)	$24	($15,484)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2023	2022
Revenues:
Commercial Airplanes	$6,704	$4,194
Defense, Space & Security	6,539	5,483
Global Services	4,720	4,314
Unallocated items, eliminations and other	(42)
Total revenues	$17,921	$13,991
Loss from operations:
Commercial Airplanes	($615)	($897)
Defense, Space & Security	(212)	(929)
Global Services	847	632
Segment operating earnings/(loss)	20	(1,194)
Unallocated items, eliminations and other	(460)	(251)
FAS/CAS service cost adjustment	291	283
Loss from operations	(149)	(1,162)
Other income, net	302	181
Interest and debt expense	(649)	(637)
Loss before income taxes	(496)	(1,618)
Income tax benefit	71	376
Net loss	(425)	(1,242)
Less: net loss attributable to noncontrolling interest	(11)	(23)
Net loss attributable to Boeing Shareholders	($414)	($1,219)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2023 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2022 Annual Report on Form 10-K. As discussed further in Note 17, prior period amounts have been reclassified to conform to current period presentation.
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
Net cumulative catch-up adjustments to prior periods' revenue and earnings, including certain losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2023	2022
Decrease to Revenue	($312)	($612)
Increase to Loss from operations	($518)	($1,130)
Decrease to Diluted EPS	($0.74)	($1.47)
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

The elements used in the computation of basic and diluted loss per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2023	2022
Net loss available to common shareholders	($414)	($1,219)
Basic
Basic weighted average shares outstanding	602.5	591.7
Less: participating securities(1)	0.3	0.3
Basic weighted average common shares outstanding	602.2	591.4
Diluted
Diluted weighted average shares outstanding	602.5	591.7
Less: participating securities(1)	0.3	0.3
Diluted weighted average common shares outstanding	602.2	591.4
Net loss per share:
Basic	($0.69)	($2.06)
Diluted	(0.69)	(2.06)
(1)Participating securities include certain instruments in our deferred compensation plan.
(2)Diluted loss per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table represents potential common shares that were not included in the computation of diluted loss per share because the effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2023	2022
Performance awards		1.6
Performance-based restricted stock units		0.4
Restricted stock units	0.1	0.4
Stock options	0.8	0.6
In addition, 5.3 million and 3.6 million potential common shares were excluded from the computation of diluted loss per share for the three months ended March 31, 2023 and 2022, respectively, because the effect would have been antidilutive as a result of incurring a net loss in those periods.
Note 3 – Income Taxes
We compute our interim tax provision using an estimated annual effective tax rate, adjusted for discrete items. Our 2023 estimated annual effective tax rate primarily reflects the 21% federal tax rate, the impact of taxation upon foreign operations, and a forecasted increase to the valuation allowance, which is partially offset by research and development tax credits. Our actual effective tax rates were 14.3% and 23.2% for the three months ended March 31, 2023 and 2022. The effective tax rate for the three months ended March 31, 2023 included an additional increase in the valuation allowance treated as a discrete tax expense.
As of December 31, 2022, the Company had recorded valuation allowances of $3,162 primarily for certain federal deferred tax assets, as well as for certain federal and state net operating loss and tax credit carryforwards. To measure the valuation allowance, the Company estimated in what year each of     its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. Based on these methods, deferred tax liabilities are assumed to reverse and generate taxable income over the next 5 to 10 years while deferred tax assets related to pension and other postretirement benefit obligations are assumed to reverse and generate tax deductions over the next 15 to 20 years. The valuation allowance primarily results from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of deferred tax assets.
Federal income tax audits have been settled for all years prior to 2018. The Internal Revenue Service is currently auditing the 2018-2020 tax years. We are also subject to examination in major state and international jurisdictions for the 2008-2021 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, unrecognized tax benefits related to federal tax matters under audit may decrease by up to $620 based on current estimates.
Note 4 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the three months ended March 31, 2023 and 2022 consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Customer financing	Other assets	Total
Balance at January 1, 2022	($390)	($91)	($62)	($18)	($186)	($747)
Changes in estimates	(7)	15	5	(48)	(22)	(57)
Write-offs	6					6
Recoveries	1					1
Balance at March 31, 2022	($390)	($76)	($57)	($66)	($208)	($797)

Balance at January 1, 2023	($116)	($23)	($85)	($55)	($88)	($367)
Changes in estimates	1	1	8		(4)	6
Write-offs	3		1			4
Recoveries	1					1
Balance at March 31, 2023	($111)	($22)	($76)	($55)	($92)	($356)
Note 5 – Inventories
Inventories consisted of the following:

	March 31 2023	December 31 2022
Long-term contracts in progress	$428	$582
Commercial aircraft programs	68,051	67,702
Capitalized precontract costs(1)	794	794
Commercial spare parts, used aircraft, general stock materials and other	9,230	9,073
Total	$78,503	$78,151
(1) Capitalized precontract costs at March 31, 2023 and December 31, 2022 includes amounts related to KC-46A Tanker, Commercial Crew, and T-7 Production Options. See Note 9.
Commercial Aircraft Programs
Commercial aircraft programs inventory includes approximately 225 737 aircraft and 95 787 aircraft at March 31, 2023 as compared with approximately 250 737 MAX aircraft and 100 787 aircraft at December 31, 2022.

At March 31, 2023 and December 31, 2022, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $3,913 and $2,955 and unamortized tooling and other non-recurring costs of $606 and $626. At March 31, 2023, $4,493 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $26 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At March 31, 2023 and December 31, 2022, commercial aircraft programs inventory included the following amounts related to the 777X program: $4,154 and $4,059 of work in process, $1,310 and $1,330 of deferred production costs, and $3,820 and $3,774 of unamortized tooling and other non-recurring costs. In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. The production pause is resulting in abnormal production costs that are being expensed as incurred until 777X-9 production resumes. We expensed abnormal production costs of $126 during the three months ended March 31, 2023. The 777X program has near break-even margins at March 31, 2023.
At March 31, 2023 and December 31, 2022, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $12,416 and $12,689, $1,821 and $1,831 of supplier advances, and $1,711 and $1,722 of unamortized tooling and other non-recurring costs. At March 31, 2023, $10,211 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $3,916 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. We are currently producing at abnormally low rates resulting in abnormal production costs that are being expensed as incurred. We expensed abnormal production costs of $379 and $312 during the three months ended March 31, 2023 and 2022.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,559 and $3,586 at March 31, 2023 and December 31, 2022.
Note 6 – Contracts with Customers
Unbilled receivables increased from $8,634 at December 31, 2022 to $9,689 at March 31, 2023, primarily driven by revenue recognized at Defense, Space & Security (BDS) and Global Services (BGS) in excess of billings.
Advances and progress billings increased from $53,081 at December 31, 2022 to $54,498 at March 31, 2023, primarily driven by advances on orders received at Commercial Airplanes (BCA) and BDS.
Revenues recognized during the three months ended March 31, 2023 and 2022 from amounts recorded as Advances and progress billings at the beginning of each year were $3,881 and $3,401.

Note 7 – Customer Financing
Customer financing consisted of the following:

	March 31 2023	December 31 2022
Financing receivables:
Investment in sales-type/finance leases	$779	$804
Notes	370	385
Total financing receivables	1,149	1,189
Less allowance for losses on receivables	55	55
Financing receivables, net	1,094	1,134
Operating lease equipment, at cost, less accumulated depreciation of $79 and $76	411	470
Total	$1,505	$1,604
Financing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price.
At March 31, 2023 and December 31, 2022, $405 and $405 were determined to be uncollectible financing receivables and placed on non-accrual status. The allowance for losses on receivables remained largely unchanged during the three months ended March 31, 2023.
Our financing receivable balances at March 31, 2023 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2022	2021	2020	2019	Prior	Total
BBB						$47	$47
BB	$28	$34	$214	$110	$39	57	482
B					$18	197	215
CCC			35			370	405
Total carrying value of financing receivables	$28	$34	$249	$110	$57	$671	$1,149
At March 31, 2023, our allowance for losses related to receivables with ratings of CCC, B, BB, and BBB. We applied default rates that averaged 100.0%, 2.2%, 2.9%, and 0.1%, respectively, to the exposure associated with those receivables.
Customer Financing Exposure
The majority of our gross customer financing portfolio is concentrated in the following aircraft models:

	March 31 2023	December 31 2022
717 Aircraft ($11 and $45 accounted for as operating leases)	$510	$563
747-8 Aircraft (accounted for as sales-type/finance leases)	394	394
737 Aircraft ($172 and $174 accounted for as operating leases)	183	186
777 Aircraft (accounted for as operating leases)	205	209
MD-80 Aircraft (accounted for as sales-type/finance leases)	95	96
757 Aircraft (accounted for as sales-type/finance leases)	103	107
747-400 Aircraft (accounted for as sales-type/finance leases)	45	46
Operating lease equipment primarily includes large commercial jet aircraft.

Lease income recorded in revenue on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 included $15 and $18 from sales-type/finance leases, and $11 and $15 from operating leases, of which $0 and $4 related to variable operating lease payments. Profit at the commencement of sales-type leases was recorded in revenue for the three months ended March 31, 2023 and 2022 in the amount of $12 and $4. Customer financing interest income received was $4 and $3 for the three months ended March 31, 2023 and 2022.
Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2023	December 31 2022
Equity method investments (1)	$936	$948
Time deposits	3,436	2,093
Available for sale debt instruments	493	479
Equity and other investments	35	36
Restricted cash & cash equivalents(2)	24	33
Total	$4,924	$3,589
(1)Dividends received were $0 and $27 during the three months ended March 31, 2023 and 2022.
(2)Reflects amounts restricted in support of our property sales, workers’ compensation programs, and insurance premiums.
Allowance for losses on available for sale debt instruments are assessed quarterly. All instruments are considered investment grade and we have not recognized an allowance for credit losses as of March 31, 2023.
Note 9 – Liabilities, Commitments and Contingencies
737 MAX Customer Concessions and Other Considerations
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the three months ended March 31, 2023 and 2022.

	2023	2022
Beginning balance – January 1	$1,864	$2,940
Reductions for payments made	(141)	(550)
Reductions for concessions and other in-kind considerations		(5)
Changes in estimates		34
Ending balance – March 31	$1,723	$2,419
The liability balance of $1.7 billion at March 31, 2023 includes $1.4 billion of contracted customer concessions and other liabilities and $0.3 billion that remains subject to negotiation with customers. The contracted amount includes $0.7 billion expected to be liquidated by lower customer delivery payments, $0.6 billion expected to be paid in cash and $0.1 billion in other concessions. Of the cash payments to customers, we expect to pay $0.1 billion in 2023 and the remaining $0.5 billion in future years. The type of consideration to be provided for the remaining $0.3 billion will depend on the outcomes of negotiations with customers.

Environmental
The following table summarizes changes in environmental remediation liabilities during the three months ended March 31, 2023 and 2022.

	2023	2022
Beginning balance – January 1	$752	$605
Reductions for payments made, net of recoveries	(10)
Changes in estimates	46	48
Ending balance – March 31	$788	$653
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2023 and December 31, 2022, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,043 and $1,058.
Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the three months ended March 31, 2023 and 2022.

	2023	2022
Beginning balance – January 1	$2,275	$1,900
Additions for current year deliveries	47	35
Reductions for payments made	(116)	(118)
Changes in estimates	(31)	149
Ending balance – March 31	$2,175	$1,966
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
Trade-in commitment agreements at March 31, 2023 have expiration dates from 2023 through 2029. At March 31, 2023 and December 31, 2022 total contractual trade-in commitments were $1,328 and $1,117. As of March 31, 2023 and December 31, 2022, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $283 and $286 and the fair value of the related trade-in aircraft was $283 and $286.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $15,328 and $16,105 as of March 31, 2023 and December 31, 2022. The estimated earliest potential funding dates for these commitments as of March 31, 2023 are as follows:

Total
April through December 2023	$1,461
2024	2,759
2025	3,558
2026	2,484
2027	2,116
Thereafter	2,950
$15,328
As of March 31, 2023, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $299 to certain joint ventures over the next five years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $5,062 and $5,070 as of March 31, 2023 and December 31, 2022.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days but may extend up to 12 months. At March 31, 2023 and December 31, 2022, Accounts payable included $2.6 billion and $2.5 billion payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing will have a significant impact on our liquidity.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering, Manufacturing, and Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4.3 billion program to develop and modify two 747-8 commercial aircraft. During the year ended December 31, 2022, we increased the reach-forward loss on the contract by $1,452. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized nine low rate initial production (LRIP) lots for a total of 124 aircraft. The EMD contract and authorized LRIP lots total approximately $24 billion as of March 31, 2023. As of March 31, 2023, we had approximately $166 of capitalized precontract costs and $95 of potential termination liabilities to suppliers related to unexercised future lots. During the year ended December 31, 2022, we increased the reach-forward loss on the KC-46A Tanker program by $1,374. During the three months ended March 31, 2023, we increased the reach-forward loss on the KC-46A Tanker program by $245 resulting from factory disruption and additional rework due to a supplier quality issue. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. During the year ended December 31, 2022, we increased the MQ-25 reach-forward loss by $579. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. During the year ended December 31, 2022, we recorded earnings charges of $203 related to the T-7A Red Hawk fixed-price EMD contract, which had a reach-forward loss at December 31, 2022. We continue to expect EMD aircraft flight testing to start in 2023. The production portion of the contract includes 11 production lots for aircraft and related services for 346 T-7A Red Hawk aircraft that we believe are probable of being exercised. We continue to expect the first production and support contract option to be exercised in 2024. We increased the estimated reach-forward loss by $552 during the year ended December 31, 2022 primarily driven by ongoing supply chain negotiations. At March 31, 2023, we had approximately $75 of capitalized precontract costs and $339 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
National Aeronautics and Space Administration (NASA) has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station. During the second quarter of 2022 we successfully completed the uncrewed Orbital Flight Test. A crewed flight test is now planned for July 2023. During the year ended December 31, 2022, we increased the reach-forward loss by $288. At March 31, 2023, we had approximately $188 of capitalized precontract costs and $199 of potential termination liabilities to suppliers related to unauthorized future missions. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2023	December 31 2022	March 31 2023	December 31 2022	March 31 2023	December 31 2022
Contingent repurchase commitments	$514	$514	$514	$514
Credit guarantees	45	45			$27	$27
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

Note 11 – Postretirement Plans
The components of net periodic benefit (income)/cost for the three months ended March 31 were as follows:

	Pension		Postretirement
	2023	2022	2023	2022
Service cost	$1	$1	$12	$18
Interest cost	705	520	37	24
Expected return on plan assets	(861)	(947)	(2)	(2)
Amortization of prior service credits	(20)	(20)	(6)	(9)
Recognized net actuarial loss/(gain)	42	227	(44)	(28)
Net periodic benefit (income)/cost	($133)	($219)	($3)	$3

Net periodic benefit cost included in Loss from operations	$1	$1	$15	$19
Net periodic benefit (income)/cost included in Other income, net	(134)	(220)	(15)	(15)
Net periodic benefit (income)/cost included in Loss before income taxes	($133)	($219)	$0	$4
Note 12 – Share-Based Compensation and Other Compensation Arrangements
Restricted Stock Units
On February 16, 2023, we granted 327,523 restricted stock units (RSU) to our executives as part of our long-term incentive program. The RSUs granted under this program have a grant date fair value of $214.35 per unit. The RSUs granted under this program will generally vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the RSUs will not vest and all rights to the stock units will terminate.
Performance Restricted Stock Units
On February 16, 2023, we granted 195,526 performance restricted stock units (PRSU) to our elected executive officers as part of our long-term incentive program. The PRSUs granted under this program have a grant date fair value of $214.35 per unit. The award payout can range from 0% to 200% of the initial PRSU grant based on cumulative free cash flow achievement over the period January 1, 2023 through December 31, 2025 as compared to goals set at the start of the performance period. The PRSU granted under this program will vest at the payout amount and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) remains eligible under the award and, if the award is earned, may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the PRSUs will not vest and all rights to the stock units will terminate.

Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the three months ended March 31, 2023 and 2022 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments		Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2022	($105)	$1	$6		($11,561)		($11,659)
Other comprehensive income before reclassifications	24		94				118
Amounts reclassified from AOCI			35	(3)	136	(2)	171
Net current period Other comprehensive income	24		129		136		289
Balance at March 31, 2022	($81)	$1	$135		($11,425)		($11,370)

Balance at January 1, 2023	($167)		($24)		($9,359)		($9,550)
Other comprehensive income/(loss) before reclassifications	16		18		(7)		27
Amounts reclassified from AOCI			(5)		(22)		(27)
Net current period Other comprehensive income/(loss)	16		13		(29)		0
Balance at March 31, 2023	($151)		($11)		($9,388)		($9,550)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the three months ended March 31, 2022 totaling $159 (net of tax of ($40)), which is included in the net periodic pension cost.
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

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2023	December 31 2022	March 31 2023	December 31 2022	March 31 2023	December 31 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,812	$2,815	$31	$23	($100)	($122)
Commodity contracts	625	602	117	115	(7)	(9)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	354	462	5	5	(40)	(42)
Commodity contracts	264	412		2		(1)
Total derivatives	$4,055	$4,291	$153	$145	($147)	($174)
Netting arrangements			(36)	(33)	36	33
Net recorded balance			$117	$112	($111)	($141)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

	Three months ended March 31
	2023	2022
Recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	$10	($8)
Commodity contracts	8	102
Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Three months ended March 31
	2023	2022
Foreign exchange contracts
Costs and expenses	(2)	$5
General and administrative expense	(11)	(1)
Commodity contracts
Costs and expenses	17	1
General and administrative expense	2	1
During the three months ended March 31, 2022, we reclassified losses associated with certain cash flow hedges of $50 from AOCI to Other income, net because it was probable the forecasted transactions would not occur. Losses related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the three months ended March 31, 2023 and 2022.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $8 (pre-tax) out of Accumulated other comprehensive loss into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facility, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at March 31, 2023 was $29. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At March 31, 2023, there was no collateral posted related to our derivatives.
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

	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$2,014	$2,014			$1,797	$1,797
Available-for-sale debt investments:
Commercial paper	251		$251		256		$256
Corporate notes	167		167		195		195
U.S. government agencies	79		79		47		47
Other equity investments	8	8			10	10
Derivatives	117		117		112		112
Total assets	$2,636	$2,022	$614		$2,417	$1,807	$610
Liabilities
Derivatives	($111)		($111)		($141)		($141)
Other	(2)			($2)
Total liabilities	($113)		($111)	($2)	($141)		($141)
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

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2023		2022
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($11)		($31)
Customer financing assets			$44	(2)
Property, plant and equipment				(19)
Other Assets and Acquired intangible assets			1	(20)
Total		($11)	$45	($72)
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2023
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$370	$391		$391
Liabilities
Debt, excluding finance lease obligations	(55,175)	(53,257)		(53,257)

	December 31, 2022
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$385	$403		$403
Liabilities
Debt, excluding finance lease obligations	(56,794)	(52,856)		(52,856)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2023 and December 31, 2022. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Multiple legal actions have been filed against us as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. In January 2021, we entered into a Deferred Prosecution Agreement with the U.S. Department of Justice that resolved the Department’s investigation into matters concerning the 737 MAX. We remain subject to obligations under this three-year agreement, including reporting requirements and ongoing oversight by the Department of Justice of the Company’s compliance program. While we have resolved a number of other investigations and cases related to the 737 MAX, we cannot reasonably estimate a range of loss, if any, not covered by available insurance that we may incur as a result of the remaining pending lawsuits or other matters related to the accidents and the 737 MAX.
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
Note 17 – Segment and Revenue Information
Segment results reflect the realignment of the Boeing Customer Financing team and portfolio into the BCA segment during the first quarter of 2023. Interest and debt expense now includes interest and debt expense previously attributable to Boeing Capital and classified as a component of Total Costs and Expenses ("Cost of Sales"). Prior period amounts have been reclassified to conform to the current period presentation.
Our primary profitability measurements to review a segment’s operating results are Earnings/(loss) from operations and operating margins. We operate in three reportable segments: BCA, BDS, and BGS. All other activities fall within Unallocated items, eliminations and other. See page 6 for the Summary of Business Segment Data, which is an integral part of this note.
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
BCA revenues by customer location consisted of the following:

(Dollars in millions)	Three months ended March 31
	2023	2022
Revenue from contracts with customers:
Europe	$1,355	$1,034
Latin America and Caribbean	106	828
Asia	806	729
Middle East	716	318
Other non-U.S.	247	181
Total non-U.S. revenues	3,230	3,090
United States	3,435	1,125
Estimated potential concessions and other considerations to 737 MAX customers, net		(34)
Total revenues from contracts with customers	6,665	4,181
Intersegment revenues eliminated on consolidation	39	13
Total segment revenues	$6,704	$4,194

Revenue recognized on fixed-price contracts	100%	100%

Revenue recognized at a point in time	100%	99%

BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Three months ended March 31
	2023	2022
Revenue from contracts with customers:
U.S. customers	$5,310	$4,148
Non-U.S. customers(1)	1,229	1,335
Total segment revenue from contracts with customers	$6,539	$5,483

Revenue recognized over time	99%	99%

Revenue recognized on fixed-price contracts	61%	63%

Revenue from the U.S. government(1)	91%	89%
(1)Includes revenues earned from foreign military sales through the U.S. government.
BGS revenues consisted of the following:

(Dollars in millions)	Three months ended March 31
	2023	2022
Revenue from contracts with customers:
Commercial	$2,716	$2,276
Government	1,926	1,968
Total revenues from contracts with customers	4,642	4,244
Intersegment revenues eliminated on consolidation	78	70
Total segment revenues	$4,720	$4,314

Revenue recognized at a point in time	51%	49%

Revenue recognized on fixed-price contracts	87%	88%

Revenue from the U.S. government(1)	36%	35%
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
Our backlog at March 31, 2023 was $411,446. We expect approximately 33% to be converted to revenue through 2024 and approximately 83% through 2027, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue due to timing of 737 and 787 deliveries from inventory and timing of entry into service of the 777X, 737-7 and/or 737-10.

Unallocated Items, Eliminations and other
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations and eliminations of certain sales between segments. We generally allocate costs to business segments based on the U.S. federal cost accounting standards (CAS). Components of Unallocated items, eliminations and other (expense)/income are shown in the following table.

	Three months ended March 31
	2023	2022
Share-based plans	($52)	($83)
Deferred compensation	(54)	42
Amortization of previously capitalized interest	(23)	(23)
Research and development expense, net	(76)	(52)
Eliminations and other unallocated items	(255)	(135)
Unallocated items, eliminations and other	($460)	($251)

Pension FAS/CAS service cost adjustment	$223	$208
Postretirement FAS/CAS service cost adjustment	68	75
FAS/CAS service cost adjustment	$291	$283
Pension and Other Postretirement Benefit Expense
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
Assets
Segment assets are summarized in the table below:

	March 31 2023	December 31 2022
Commercial Airplanes	$76,879	$76,825
Defense, Space & Security	15,311	14,426
Global Services	16,491	16,149
Unallocated items, eliminations and other	27,666	29,700
Total	$136,347	$137,100
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the three principal business segments and intercompany eliminations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2023, the related condensed consolidated statements of operations, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the "PCAOB"), the consolidated statement of financial position of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
April 26, 2023

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

Forward-looking statements are based on expectations and assumptions that we believe to be reasonable when made, but that may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are risks related to:

(1)	general conditions in the economy and our industry, including those due to regulatory changes;

(2)	our reliance on our commercial airline customers;

(3)	the overall health of our aircraft production system, planned commercial aircraft production rate changes, our ability to successfully develop and certify new aircraft or new derivative aircraft, and the ability of our aircraft to meet stringent performance and reliability standards;

(4)	changing budget and appropriation levels and acquisition priorities of the U.S. government, as well as the potential impact of a government shutdown;

(5)	our dependence on our subcontractors and suppliers, as well as the availability of highly skilled labor and raw materials;

(6)	competition within our markets;

(7)	our non-U.S. operations and sales to non-U.S. customers;

(8)	changes in accounting estimates;

(9)	realizing the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures;

(10)	our dependence on U.S. government contracts;

(11)	our reliance on fixed-price contracts;

(12)	our reliance on cost-type contracts;

(13)	contracts that include in-orbit incentive payments;

(14)	unauthorized access to our, our customers’ and/or our suppliers' information and systems;

(15)	potential business disruptions, including threats to physical security or our information technology systems, extreme weather (including effects of climate change) or other acts of nature, and pandemics or other public health crises;

(16)	potential adverse developments in new or pending litigation and/or government inquiries or investigations;

(17)	potential environmental liabilities;

(18)	effects of climate change and legal, regulatory or market responses to such change.

(19)	changes in our ability to obtain debt financing on commercially reasonable terms, at competitive rates and in sufficient amounts;

(20)	substantial pension and other postretirement benefit obligations;

(21)	the adequacy of our insurance coverage;

(22)	customer and aircraft concentration in our customer financing portfolio; and

(23)	work stoppages or other labor disruptions.

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
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2023	2022
Revenues	$17,921	$13,991

GAAP
Loss from operations	($149)	($1,162)
Operating margins	(0.8)%	(8.3)%
Effective income tax rate	14.3%	23.2%
Net loss attributable to Boeing Shareholders	($414)	($1,219)
Diluted loss per share	($0.69)	($2.06)

Non-GAAP (1)
Core operating loss	($440)	($1,445)
Core operating margins	(2.5)%	(10.3)%
Core loss per share	($1.27)	($2.75)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 42-43 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2023	2022
Commercial Airplanes	$6,704	$4,194
Defense, Space & Security	6,539	5,483
Global Services	4,720	4,314
Unallocated items, eliminations and other	(42)
Total	$17,921	$13,991
Revenues for the three months ended March 31, 2023 increased by $3,930 million compared with the same period in 2022 driven by higher revenues at Commercial Airplanes (BCA), Defense, Space & Security (BDS) and Global Services (BGS). BCA revenues increased by $2,510 million primarily driven by higher 737 and 787 deliveries. BDS revenues increased by $1,056 million primarily due to lower charges on development programs, the U.S. Air Force (USAF) KC-46A Lot 9 Tanker award, and increased sales across several programs. BGS revenues increased by $406 million primarily due to higher commercial services revenue driven by the market recovery across the commercial portfolio, partially offset by lower government services revenue.
Revenues will continue to be significantly impacted until the global supply chain stabilizes, labor instability diminishes, and deliveries ramp up.

Loss From Operations
The following table summarizes Loss from operations:

(Dollars in millions)	Three months ended March 31
	2023	2022
Commercial Airplanes	($615)	($897)
Defense, Space & Security	(212)	(929)
Global Services	847	632
Segment operating earnings/(loss)	20	(1,194)
Pension FAS/CAS service cost adjustment	223	208
Postretirement FAS/CAS service cost adjustment	68	75
Unallocated items, eliminations and other	(460)	(251)
Loss from operations (GAAP)	($149)	($1,162)
FAS/CAS service cost adjustment *	(291)	(283)
Core operating loss (Non-GAAP) **	($440)	($1,445)
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating loss is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 42-43.
Loss from operations for the three months ended March 31, 2023 was $149 million compared with a loss of $1,162 million during the same period in 2022. BDS loss from operations decreased by $717 million compared to the same period in 2022 due to lower charges on fixed-price development programs partially offset by the operational impact of labor instability and supply chain disruption across other programs. BCA loss from operations decreased by $282 million reflecting higher 737 and 787 deliveries and charges in 2022 due to the war in Ukraine, partially offset by higher research and development spending. BGS earnings from operations increased by $215 million primarily due to higher commercial services revenue, partially offset by lower government services revenue.
Core operating loss for the three months ended March 31, 2023 was $440 million compared with $1,445 million for the same period in 2022. The decrease in core operating loss was primarily due to changes in Segment operating earnings/(loss) as described above.
For discussion related to Postretirement Plans, see Note 11 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2023	2022
Share-based plans	($52)	($83)
Deferred compensation	(54)	42
Amortization of previously capitalized interest	(23)	(23)
Research and development expense, net	(76)	(52)
Eliminations and other unallocated items	(255)	(135)
Unallocated items, eliminations and other	($460)	($251)

Share-based plans expense for the three months ended March 31, 2023 decreased by $31 million compared with the same period in 2022 due to fewer share-based grants in the first quarter of 2023.
Deferred compensation expense of $54 million for the three months ended March 31, 2023 compared with income of $42 million in the same period in 2022 was primarily driven by changes in our stock price and broad stock market conditions.
Research and development expense for the three months ended March 31, 2023 increased by $24 million compared with the same period in 2022 due to spending on enterprise product development.
Eliminations and other unallocated expense for the three months ended March 31, 2023 increased by $120 million compared with the same period in 2022 primarily due to timing of allocations.
Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2023	2022
Loss from operations	($149)	($1,162)
Other income, net	302	181
Interest and debt expense	(649)	(637)
Loss before income taxes	(496)	(1,618)
Income tax benefit	71	376
Net loss from continuing operations	(425)	(1,242)
Less: net loss attributable to noncontrolling interest	(11)	(23)
Net loss attributable to Boeing Shareholders	($414)	($1,219)
Other income, net for the three months ended March 31, 2023 increased by $121 million compared with the same period in 2022 primarily due to higher interest income on short-term investments reflecting higher interest rates, partially offset by a decrease in non-operating pension income. For discussion on changes related to non-operating pension and postretirement expenses, see Note 11 to our Condensed Consolidated Financial Statements.
Other income, net for the three months ended March 31, 2022 included losses of $50 million that were associated with certain cash flow hedges reclassified from Accumulated other comprehensive loss because it was probable the forecasted transactions would not occur. This also contributed to the increase in Other income, net in 2023.
Interest and debt expense for the three months ended March 31, 2023 was largely consistent compared with the same period in the prior year.
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
The following table summarizes cost of sales:

(Dollars in millions)	Three months ended March 31
	2023	2022	Change
Cost of sales	$15,998	$13,638	$2,360
Cost of sales as a % of Revenues	89.3%	97.5%	(8.2)%
Cost of sales for the three months ended March 31, 2023 increased by $2,360 million, or 17% compared with the same period in 2022, primarily due to higher revenues at BCA, BDS and BGS. Cost of sales as a percentage of Revenues decreased during the three months ended March 31, 2023 compared with the same period in 2022 primarily due to lower charges on BDS development programs.
Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Three months ended March 31
	2023	2022
Commercial Airplanes	$444	$321
Defense, Space & Security	195	233
Global Services	26	27
Other	76	52
Total	$741	$633
Research and development expense increased by $108 million during the three months ended March 31, 2023 compared to the same period in 2022, primarily due to higher research and development expenditures on the 777X program as well as other BCA and enterprise investments in product development.
Backlog

(Dollars in millions)	March 31 2023	December 31 2022
Commercial Airplanes	$333,656	$329,824
Defense, Space & Security	58,150	54,373
Global Services	18,835	19,338
Unallocated items, eliminations and other	805	846
Total Backlog	$411,446	$404,381

Contractual backlog	$388,753	$381,977
Unobligated backlog	22,693	22,404
Total Backlog	$411,446	$404,381
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the three months ended March 31, 2023 was primarily due to increases in BCA and BDS backlog. If we remain unable to deliver 737 aircraft in China for an extended period of time, and/or entry into service of the 777X, 737-7 and/or 737-10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.

Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Unobligated backlog was largely unchanged during the three months ended March 31, 2023.
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
Supply Chain We and our suppliers are experiencing supply chain disruptions as a result of global supply chain constraints and labor instability. We and our suppliers are also experiencing inflationary pressures. We continue to monitor the health and stability of the supply chain as we ramp up production. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
See Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report on Form 10-K for a discussion of the airline industry environment.

Results of Operations

(Dollars in millions)	Three months ended March 31
	2023	2022
Revenues	$6,704	$4,194
Loss from operations	($615)	($897)
Operating margins	(9.2)%	(21.4)%
Revenues
BCA revenues increased by $2,510 million for the three months ended March 31, 2023 compared with the same period in 2022 primarily due to higher 787 and 737 deliveries.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first three months of 2023	113	(2)	1	1		4	11	130
Deliveries during the first three months of 2022	86	(5)	1	5	(3)	3		95
Cumulative deliveries as of 3/31/2023	8,245		1,573	1,272		1,705	1,048
Cumulative deliveries as of 12/31/2022	8,132		1,572	1,271		1,701	1,037
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $615 million for the three months ended March 31, 2023 compared with $897 million in the same period in 2022 reflecting higher 737 and 787 deliveries and charges in 2022 due to the war in Ukraine, partially offset by higher research and development spending. Abnormal production costs for the three months ended March 31, 2023 were $505 million including $379 million related to the 787 program and $126 million related to the 777X program. Abnormal production costs for the three months ended March 31, 2022 were $500 million, including $312 million related to the 787 program and $188 million related to the 737 program.
Backlog
Our total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to our customers where we believe it is probable that we will collect the consideration due and where no contingencies remain before we and the customer are required to perform. Backlog does not include prospective orders where customer controlled contingencies remain, such as the customer receiving approval from its board of directors, shareholders or government or completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly certain. Backlog excludes options and Boeing customer financing orders as well as orders where customers have the unilateral right to terminate. A number of our customers may have contractual remedies, including rights to reject individual airplane deliveries if the actual delivery date is significantly later than the contractual delivery date. We address customer claims and requests for other contractual relief as they arise. The value of orders in backlog is adjusted as changes to price and schedule are agreed to with customers and is reported in accordance with the requirements of Accounting Standards Codification (ASC) 606.
BCA total backlog increased from $329,824 million as of December 31, 2022 to $333,656 million at March 31, 2023 reflecting new orders in excess of deliveries and a decrease in the value of existing orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog, partially offset by order cancellations. Aircraft order cancellations during the three months ended March 31, 2023 totaled $4,443 million and primarily relate to 737 aircraft. The net ASC 606 adjustments for the three months ended March 31, 2023 resulted in an increase to backlog of $5,658 million due to a net decrease of 777X, 737 and 787 aircraft in the ASC 606 reserve. ASC 606 adjustments include consideration of aircraft orders where a customer controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. If we remain unable to deliver 737 aircraft in China for an extended period of time, and/or entry into service of the 777X, 737-7 and/or 737-10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.
Accounting Quantity
The following table provides details of the accounting quantities and firm orders by program. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders. Firm orders include certain military derivative aircraft that are not included in program accounting quantities. All revenues and costs associated with military derivative aircraft production are reported in the BDS segment.

	Program
As of 3/31/2023	737	747	767	777	777X	787	†
Program accounting quantities	11,200	1,574	1,267	1,790	400	1,600
Undelivered units under firm orders	3,585		120	65	263	522	(11)
Cumulative firm orders	11,830	1,573	1,392	1,770	263	1,570

As of 12/31/2022	737	747	767	777	777X	787	†
Program accounting quantities	10,800	1,574	1,267	1,790	400	1,600
Undelivered units under firm orders	3,653	1	106	69	244	505	(8)
Cumulative firm orders	11,785	1,573	1,377	1,770	244	1,542
† Boeing customer financing aircraft orders are identified in parentheses.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 400 units during the three months ended March 31, 2023 due to the program's normal progress of obtaining additional orders and delivering airplanes.
The first 737 MAX passenger flight in China since 2019 occurred on January 13, 2023, and 737 MAX operators in China are continuing to return their 737 MAX fleets to revenue service. In April 2023, the Civil Aviation Administration of China released the second 737 Aircraft Evaluation Report, which was another step toward resuming deliveries. There continues to be uncertainty regarding timing of resumption of deliveries in China. We continue to work with a small number of customers who have requested to defer deliveries or to cancel orders for 737 MAX aircraft, and we are remarketing and/or delaying deliveries of certain aircraft included within inventory.
We have approximately 225 aircraft in inventory as of March 31, 2023, including approximately 140 aircraft in inventory that were configured for customers in China. We are remarketing some of these aircraft to other customers. We anticipate delivering most of the aircraft in inventory by the end of 2024. In the event that we are unable to resume aircraft deliveries in China or remarket those aircraft and/or ramp up deliveries consistent with our assumptions, our expectation of delivery timing could be impacted.
In April 2023, our fuselage supplier notified us that a non-standard manufacturing process was used on two fittings in the aft fuselage section of certain 737-7, 737-8 and 737 military derivative aircraft. This issue does not affect the 737-9 or 737-10 minor models. There is not an immediate safety of flight issue and the in-service fleet can continue operating safely. This will impact timing of near-term deliveries as we perform rework on affected aircraft, and we are working with our customers to reschedule certain deliveries. We are not changing the supplier master schedule including anticipated production rate increases, which may result in increased near-term inventory. We expect final assembly production to recover in the coming months. We increased the production rate to 31 per month in 2022 and plan to increase the production rate to 38 per month later this year.
We are following the lead of the Federal Aviation Administration (FAA) as we work through the certification process of the 737-7 and 737-10 models. We continue to expect the 737-7 to be certified and begin delivering in 2023 and the 737-10 to begin FAA certification flight testing in 2023 with first delivery in 2024. In 2022, we provisioned for the estimated costs associated with safety enhancements that will be required on all new 737 MAX aircraft and previously delivered 737 MAX aircraft one year and three years after the issuance of a type certificate for the 737-10, respectively. We do not expect those costs to be material. If we experience delays in achieving certification and/or incorporating safety enhancements, future revenues, cash flows and results of operations could be adversely impacted.
See further discussion of the 737 MAX in Note 5 and Note 9 to our Consolidated Financial Statements.
747 Program We completed production of the 747 in the fourth quarter of 2022 and delivery of the last aircraft occurred in February 2023. Ending production of the 747 did not have a material impact on our financial position, results of operations or cash flows.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. The commercial program has near break-even gross margins. We are currently producing at a rate of 3 aircraft per month.
777 and 777X Programs We are currently producing at a combined production rate of 3 per month for the 777/777X programs.
We continue to expect the first delivery of the 777X-9 to occur in 2025. We are working towards Type Inspection Authorization (TIA) which will enable us to begin FAA certification flight testing. The timing of TIA and certification will ultimately be determined by the regulators, and further determinations with respect to anticipated certification requirements could result in additional delays in entry into service and/or additional cost increases. We launched the 777X-8 freighter during the first quarter of 2022 and expect first delivery in 2027.
In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. We implemented the production pause during the second quarter of 2022, and it is expected to result in abnormal production costs of approximately $1.5 billion that are being period expensed as incurred until 777X-9 production resumes. Cumulative abnormal costs recorded through March 31, 2023 totaled $0.5 billion including $126 million of abnormal costs expensed during the three months ended March 31, 2023.
The 777X program has near break-even gross margins at March 31, 2023. The level of profitability on the 777X program will be subject to a number of factors. These factors include production disruption due to labor instability and supply chain disruption, customer negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in additional reach-forward losses on the 777X program in future periods.
787 Program We continue to conduct inspections and rework on undelivered aircraft due to production quality issues, including in our supply chain. We have implemented changes in the production process designed to ensure that newly-built airplanes meet our specifications and do not require further inspections and rework. Deliveries were temporarily paused in late February 2023 pending validation of our prior analysis. We received FAA authorization to resume deliveries in March. We delivered 11 aircraft during the first quarter of 2023. At March 31, 2023 and December 31, 2022, we had approximately 95 and 100 aircraft in inventory. Most of the aircraft in inventory at December 31, 2022 are expected to deliver by the end of 2024.
We are currently producing at 3 per month and expect to return to 5 per month in 2023. In the third quarter of 2021, we determined that production rates below 5 per month represented abnormally low production rates and result in abnormal production costs that are required to be expensed as incurred. We also determined that the inspections and rework costs on inventoried aircraft are excessive and should also be accounted for as abnormal production costs. Cumulative abnormal costs recorded through March 31, 2023 totaled $2.1 billion, and we continue to expect to incur up to $2.8 billion with most being incurred by the end of 2023. We continue to work with customers and suppliers regarding timing of future deliveries and production rate changes.
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging, such as the 787 production issues and associated rework. In addition, the introduction of new aircraft and derivatives, such as the 777X and 737-7 and 737-10, involves increased risks associated with meeting development, production and certification schedules. These challenges include increased global regulatory scrutiny of all development aircraft in the wake of the 737 MAX accidents. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors due to changes in the inflation rate or other economic indicators, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, achieving anticipated cost reductions, the addition of regulatory requirements in connection with certification in one or more jurisdictions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier claims or assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.
Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
In March 2023, the U.S. government released the President's budget request for fiscal year 2024 (FY24), which requested $842 billion in funding for the United States Department of Defense (U.S. DoD) and $27 billion for the National Aeronautics and Space Administration (NASA). The President's budget request does not request funding for F/A-18, V-22, or P-8 production aircraft. The P-8 program continues to pursue U.S. and non-U.S. sales opportunities.
There is ongoing uncertainty with respect to program-level appropriations for the U.S. DoD, NASA and other government agencies for FY24 and beyond. U.S. government discretionary spending, including defense spending, is likely to continue to be subject to pressure. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows.
The U.S. Government could experience a disruption to its operations and/or payments as a result of the U.S. Treasury exhausting extraordinary measures after reaching its debt limit. This potential disruption, and/or any associated macroeconomic impacts, could have a material effect on our results of operations, financial position, and/or cash flows.

Non-U.S. Defense Environment Overview The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At March 31, 2023, 30% of BDS backlog was attributable to non-U.S. customers.

Results of Operations

(Dollars in millions)	Three months ended March 31
	2023	2022
Revenues	$6,539	$5,483
Loss from operations	($212)	($929)
Operating margins	(3.2%)	(16.9%)
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
Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2023	2022
F/A-18 Models	7	4
F-15 Models	2	1
CH-47 Chinook (New)	5	4
CH-47 Chinook (Renewed)	1	3
AH-64 Apache (New)	7	7
AH-64 Apache (Remanufactured)	13	15
P-8 Models	3	3
KC-46 Tanker	1	4
Commercial Satellites	3
Total	42	41
Revenues
BDS revenues for the three months ended March 31, 2023 increased by $1,056 million compared with the same period in 2022 primarily due to lower charges on development programs, the USAF KC-46A Lot 9 Tanker award, and increased sales from space and weapons programs. Cumulative contract catch-up adjustments for the three months ended March 31, 2023 were $353 million less unfavorable than the comparable period in the prior year largely due to lower charges on development programs. The USAF awarded 15 aircraft for Lot 9 on the KC-46A Tanker program.
Loss From Operations
BDS loss from operations was $212 million for the three months ended March 31, 2023 compared with loss from operations of $929 million in the same period in 2022 primarily due to less unfavorable impacts of cumulative contract catch-up adjustments, which amounted to $670 million less than the prior year comparable period. During the first quarter of 2022, losses incurred on major development programs totaled $1,270 million. The reach-forward loss on the KC-46A Tanker program increased by $245 million during the first quarter of 2023 primarily due to the cost of rework that was identified as a result of supplier quality issues. Operations were also impacted by labor instability and supply chain disruption across other programs.
Charges on major fixed-price development programs in the first quarter of 2022 included VC-25B ($660 million), T-7A Red Hawk Production Options ($300 million), T-7A Red Hawk EMD ($67 million), KC-46A Tanker ($165 million), and MQ-25 ($78 million). See further discussion of fixed-price contracts in Note 9 to our Condensed Consolidated Financial Statements.
BDS loss from operations includes our share of loss from equity method investments of $14 million for the three months ended March 31, 2023 compared with equity earnings of $27 million for the same period in 2022.
Backlog
BDS backlog increased from $54,373 million as of December 31, 2022 to $58,150 million at March 31, 2023, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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

Global Services
Results of Operations

(Dollars in millions)	Three months ended March 31
	2023	2022
Revenues	$4,720	$4,314
Earnings from operations	$847	$632
Operating margins	17.9%	14.6%
Revenues
BGS revenues for the three months ended March 31, 2023 increased by $406 million compared with the same period in 2022 primarily due to higher commercial services revenue driven by the market recovery across the commercial portfolio, partially offset by lower government services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2023 was $53 million worse than the net favorable impact in the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the three months ended March 31, 2023 increased by $215 million compared with the same period in 2022, primarily due to higher commercial services revenue, partially offset by lower government services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2023 was $58 million worse than the net favorable impact in the prior year comparable period.
Backlog
BGS backlog decreased from $19,338 million as of December 31, 2022 to $18,835 million at March 31, 2023, primarily due to revenue recognized on contracts awarded in prior years.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2023	2022
Net loss	($425)	($1,242)
Non-cash items	1,276	1,312
Changes in assets and liabilities	(1,169)	(3,286)
Net cash used by operating activities	(318)	(3,216)
Net cash (used)/provided by investing activities	(1,823)	2,965
Net cash used by financing activities	(1,680)	(396)
Effect of exchange rate changes on cash and cash equivalents	10	(3)
Net decrease in cash & cash equivalents, including restricted	(3,811)	(650)
Cash & cash equivalents, including restricted, at beginning of year	14,647	8,104
Cash & cash equivalents, including restricted, at end of period	$10,836	$7,454
Operating Activities Net cash used by operating activities was $0.3 billion during the three months ended March 31, 2023, compared with $3.2 billion during the same period in 2022. The $2.9 billion improvement is primarily driven by lower net loss of $0.8 billion and improved changes in assets and liabilities of $2.1 billion.

Changes in assets and liabilities for the three months ended March 31, 2023 improved by $2.1 billion compared with the same period in 2022 primarily driven by favorable changes in Advances and progress billings ($1.9 billion), Inventories ($0.8 billion), and Accounts payable ($0.6 billion), partially offset by growth in Unbilled receivables ($0.7 billion) and Accounts receivable ($0.6 billion). Cash provided by Advances and progress billings was $1.4 billion in the first quarter of 2023, as compared with cash used of $0.5 billion during the same period in 2022. Inventory improvements were driven by higher 737 and 787 deliveries. Growth in Accounts payable in 2023 is a source of cash while reductions in Accounts payable in 2022 were a use of cash generally reflecting increases in production rates. Growth in Unbilled receivables and Accounts receivable in 2023 was a use of cash, generally reflecting an increase in revenue. Concessions paid to 737 MAX customers totaled $0.1 billion and $0.6 billion during the three months ended March 31, 2023 and 2022. The $0.8 billion decrease in net loss is primarily driven by the absence of charges on BDS development programs recorded during the first quarter of 2022.
Payables to suppliers who elected to participate in supply chain financing programs increased by $0.1 billion during three months ended March 31, 2023 and decreased by $0.2 billion during the three months ended March 31, 2022. Supply chain financing is not material to our overall liquidity.
Investing Activities Cash used by investing activities was $1.8 billion during the three months ended March 31, 2023, compared with cash provided of $3.0 billion during the same period in 2022. The increase in use of cash during the three months ended March 31, 2023 compared to the same period in 2022 is primarily due to net contributions to investments of $1.4 billion in 2023 compared to net proceeds from investments of $3.3 billion in 2022. In the three months ended March 31, 2023 and 2022, capital expenditures were $0.5 billion and $0.3 billion. We continue to expect capital expenditures in 2023 to be higher than in 2022.
Financing Activities Cash used by financing activities was $1.7 billion during the three months ended March 31, 2023 compared with $0.4 billion during the same period in 2022. During the three months ended March 31, 2023, net repayments on our debt were $1.7 billion compared with $0.4 billion in the same period in 2022.
As of March 31, 2023 the total debt balance was $55.4 billion, down from $57.0 billion at December 31, 2022. At March 31, 2023, $7.9 billion of debt was classified as short-term.
Capital Resources
We expect to be able to fund our cash requirements through cash and short-term investments and cash provided by operations, as well as continued access to capital markets. At March 31, 2023, we had $10.8 billion of cash, $4.0 billion of short-term investments, and $12.0 billion of unused borrowing capacity on revolving credit line agreements. During 2022, we entered into a $5.8 billion 364-day revolving credit agreement expiring in August 2023, a $3.0 billion three-year revolving credit agreement expiring in August 2025, and amended our $3.2 billion five-year revolving credit agreement, which expires in October 2024, primarily to incorporate a LIBOR successor rate. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
Our increased debt balance resulted in downgrades to our credit ratings in 2020, and our ratings remained unchanged as of March 31, 2023. However, during the first quarter of 2023, Moody's upgraded the outlook on our credit rating from negative to stable primarily driven by an improvement in operating cash flow and a reduction of 737 and 787 aircraft in inventory. We expect to be able to access capital markets when we require additional funding in order to pay off existing debt, address further impacts to our business related to market developments, fund outstanding financing commitments or meet other business requirements. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings, and/or associated changes in demand for our products and services. These risks will be particularly acute if we are subject to further credit rating downgrades. The occurrence of any or all of these events may adversely affect our ability to fund our operations and financing or contractual commitments.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At March 31, 2023, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined in the credit agreements). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $788 million at March 31, 2023. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Loss, Core Operating Margin and Core Loss Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating loss, core operating margin and core loss per share exclude the FAS/CAS service cost adjustment. The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Core loss per share excludes both the FAS/CAS service cost adjustment and non-operating pension and postretirement expenses. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. Pension costs allocated to BDS and BGS businesses supporting government customers are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid.
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $223 million for the three months ended March 31, 2023, compared with benefits of $208 million for the same period in 2022. The higher benefits in 2023 were primarily due to increases in allocated pension cost year over year. The non-operating pension expenses included in Other income, net were benefits of $134 million for the three months ended March 31, 2023, compared with benefits of $220 million for the same period in 2022. The lower benefits in 2023 were primarily due to higher interest cost and lower expected return on plan assets, offset by lower amortization of net actuarial losses.
For further discussion of pension and other postretirement costs see the Management’s Discussion and

Analysis on page 24 of our 2022 Annual Report on Form 10-K. Management uses core operating earnings, core operating margin and core earnings per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit costs primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.
Reconciliation of Non-GAAP Measures to GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating loss, core operating margin and core loss per share with the most directly comparable GAAP financial measures of loss from operations, operating margins and diluted loss per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2023	2022
Revenues	$17,921	$13,991
Loss from operations, as reported	($149)	($1,162)
Operating margins	(0.8)%	(8.3)%

Pension FAS/CAS service cost adjustment (1)	($223)	($208)
Postretirement FAS/CAS service cost adjustment (1)	(68)	(75)
FAS/CAS service cost adjustment (1)	($291)	($283)
Core operating loss (non-GAAP)	($440)	($1,445)
Core operating margins (non-GAAP)	(2.5)%	(10.3)%

Diluted loss per share, as reported	($0.69)	($2.06)
Pension FAS/CAS service cost adjustment (1)	(0.37)	(0.35)
Postretirement FAS/CAS service cost adjustment (1)	(0.11)	(0.13)
Non-operating pension expense (2)	(0.23)	(0.37)
Non-operating postretirement expense (2)	(0.02)	(0.02)
Provision for deferred income taxes on adjustments (3)	0.15	0.18
Core loss per share (non-GAAP)	($1.27)	($2.75)

Weighted average diluted shares (in millions)	602.5	591.7
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
There have been no significant changes to our market risk since December 31, 2022.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2023 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 16 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2023 thru 1/31/2023	124,180	$172.41
2/1/2023 thru 2/28/2023	92,200	200.50
3/1/2023 thru 3/31/2023	11,912	201.79
Total	228,292	$185.29
(1)A total of 225,563 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We repurchased 2,729 shares in swap transactions. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.2	By-Laws of the Boeing Company, as amended and restated, effective April 5, 2023 (Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated April 5, 2023)

10.1	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units – CEO*

10.2	Form of U.S. Notice of Terms of Long-Term Incentive Performance Restricted Stock Units – CEO*

10.3	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units*

10.4	Form of International Notice of Terms of Long-Term Incentive Restricted Stock Units (Stock-Settled)*

10.5	Form of U.S. Notice of Terms of Long-Term Incentive Performance Restricted Stock Units*

10.6	Form of International Notice of Terms of Long-Term Incentive Performance Restricted Stock Units (Stock-Settled)*

10.7	U.S. Notice of Terms of Supplemental Restricted Stock Units*

10.8	U.S. Notice of Terms of Special Restricted Stock Units - CEO, dated February 16, 2023 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 16, 2023)*

10.9	The Boeing Company 2023 Incentive Stock Plan*

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 26, 2023	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller