Form 10-Q
period 2023-06-30
BOEING CO
filed 2023-07-26
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 19, 2023, there were 603,203,554 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2023

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Sales of products	$31,601	$25,436	$16,687	$14,009
Sales of services	6,071	5,236	3,064	2,672
Total revenues	37,672	30,672	19,751	16,681

Cost of products	(28,676)	(23,696)	(15,123)	(12,284)
Cost of services	(5,134)	(4,495)	(2,689)	(2,269)
Total costs and expenses	(33,810)	(28,191)	(17,812)	(14,553)
	3,862	2,481	1,939	2,128
Income/(loss) from operating investments, net	17	(3)	44	17
General and administrative expense	(2,590)	(1,531)	(1,286)	(668)
Research and development expense, net	(1,538)	(1,331)	(797)	(698)
Gain on dispositions, net	1	2	1	1
(Loss)/earnings from operations	(248)	(382)	(99)	780
Other income, net	622	434	320	253
Interest and debt expense	(1,270)	(1,293)	(621)	(656)
(Loss)/earnings before income taxes	(896)	(1,241)	(400)	377
Income tax benefit/(expense)	322	159	251	(217)
Net (loss)/earnings	(574)	(1,082)	(149)	160
Less: net loss attributable to noncontrolling interest	(11)	(56)		(33)
Net (loss)/earnings attributable to Boeing Shareholders	($563)	($1,026)	($149)	$193

Basic (loss)/earnings per share	($0.93)	($1.73)	($0.25)	$0.32

Diluted (loss)/earnings per share	($0.93)	($1.73)	($0.25)	$0.32

Weighted average diluted shares (millions)	603.9	592.8	605.5	596.4
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Net (loss)/earnings	($574)	($1,082)	($149)	$160
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	10	(52)	(6)	(76)
Derivative instruments:
Unrealized loss arising during period, net of tax of $7, $21, $12 and $49	(25)	(74)	(43)	(168)
Reclassification adjustment for (gains)/losses included in net (loss)/earnings, net of tax of $1, ($8), $0 and $1	(2)	30	3	(5)
Total unrealized loss on derivative instruments, net of tax	(27)	(44)	(40)	(173)
Defined benefit pension plans and other postretirement benefits:
Net actuarial (loss)/gain arising during the period, net of tax of $2, $0, $0 and $0	(6)		1
Amortization of actuarial (gains)/losses included in net periodic pension cost, net of tax of $1, ($84), $1 and ($44)	(4)	314	(2)	155
Amortization of prior service credits included in net periodic pension cost, net of tax of $12, $12, $6 and $6	(40)	(46)	(20)	(23)
Total defined benefit pension plans and other postretirement benefits, net of tax	(50)	268	(21)	132
Other comprehensive (loss)/income, net of tax	(67)	172	(67)	(117)
Comprehensive (loss)/income, net of tax	(641)	(910)	(216)	43
Less: Comprehensive loss related to noncontrolling interest	(11)	(56)		(33)
Comprehensive (loss)/income attributable to Boeing Shareholders, net of tax	($630)	($854)	($216)	$76
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2023	December 31 2022
Assets
Cash and cash equivalents	$7,254	$14,614
Short-term and other investments	6,508	2,606
Accounts receivable, net	2,945	2,517
Unbilled receivables, net	9,357	8,634
Current portion of customer financing, net	85	154
Inventories	78,322	78,151
Other current assets, net	2,941	2,847
Total current assets	107,412	109,523
Customer financing, net	1,105	1,450
Property, plant and equipment, net of accumulated depreciation of $21,895 and $21,442	10,455	10,550
Goodwill	8,061	8,057
Acquired intangible assets, net	2,194	2,311
Deferred income taxes	66	63
Investments	1,025	983
Other assets, net of accumulated amortization of $935 and $949	4,456	4,163
Total assets	$134,774	$137,100
Liabilities and equity
Accounts payable	$10,936	$10,200
Accrued liabilities	21,221	21,581
Advances and progress billings	55,310	53,081
Short-term debt and current portion of long-term debt	4,609	5,190
Total current liabilities	92,076	90,052
Deferred income taxes	95	230
Accrued retiree health care	2,424	2,503
Accrued pension plan liability, net	5,855	6,141
Other long-term liabilities	2,158	2,211
Long-term debt	47,659	51,811
Total liabilities	150,267	152,948
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	10,310	9,947
Treasury stock, at cost — 409,375,415 and 414,671,383 shares	(50,181)	(50,814)
Retained earnings	28,910	29,473
Accumulated other comprehensive loss	(9,617)	(9,550)
Total shareholders’ deficit	(15,517)	(15,883)
Noncontrolling interests	24	35
Total equity	(15,493)	(15,848)
Total liabilities and equity	$134,774	$137,100
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2023	2022
Cash flows – operating activities:
Net loss	($574)	($1,082)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Non-cash items –
Share-based plans expense	381	352
Treasury shares issued for 401(k) contribution	862	612
Depreciation and amortization	913	984
Investment/asset impairment charges, net	12	72
Customer financing valuation adjustments	(3)	42
Gain on dispositions, net	(1)	(2)
Other charges and credits, net	33	260
Changes in assets and liabilities –
Accounts receivable	(433)	(350)
Unbilled receivables	(721)	(758)
Advances and progress billings	2,228	(907)
Inventories	(241)	(1,260)
Other current assets	313	144
Accounts payable	852	395
Accrued liabilities	(399)	(835)
Income taxes receivable, payable and deferred	(424)	(238)
Other long-term liabilities	(180)	(64)
Pension and other postretirement plans	(520)	(695)
Customer financing, net	419	50
Other	40	145
Net cash provided/(used) by operating activities	2,557	(3,135)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(764)	(612)
Proceeds from disposals of property, plant and equipment	13	16
Contributions to investments	(9,496)	(2,471)
Proceeds from investments	5,567	9,296
Other	(158)	2
Net cash (used)/provided by investing activities	(4,838)	6,231
Cash flows – financing activities:
New borrowings	38	15
Debt repayments	(5,123)	(1,013)
Stock options exercised	44	34
Employee taxes on certain share-based payment arrangements	(48)	(34)
Other	(4)
Net cash used by financing activities	(5,093)	(998)
Effect of exchange rate changes on cash and cash equivalents	2	(71)
Net (decrease)/increase in cash & cash equivalents, including restricted	(7,372)	2,027
Cash & cash equivalents, including restricted, at beginning of year	14,647	8,104
Cash & cash equivalents, including restricted, at end of period	7,275	10,131
Less restricted cash & cash equivalents, included in Investments	21	41
Cash and cash equivalents at end of period	$7,254	$10,090
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the six months ended June 30, 2023 and 2022
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2022	$5,061	$9,052	($51,861)	$34,408	($11,659)	$153	($14,846)
Net loss				(1,026)		(56)	(1,082)
Other comprehensive income, net of tax of ($59)					172		172
Share-based compensation		352					352
Treasury shares issued for stock options exercised, net		(21)	56				35
Treasury shares issued for other share-based plans, net		(72)	38				(34)
Treasury shares issued for 401(k) contribution		164	448				612
Balance at June 30, 2022	$5,061	$9,475	($51,319)	$33,382	($11,487)	$97	($14,791)

Balance at January 1, 2023	$5,061	$9,947	($50,814)	$29,473	($9,550)	$35	($15,848)
Net loss				(563)		(11)	(574)
Other comprehensive loss, net of tax of $23					(67)		(67)
Share-based compensation		381					381
Treasury shares issued for stock options exercised, net		(28)	72				44
Treasury shares issued for other share-based plans, net		(73)	49				(24)
Treasury shares issued for 401(k) contribution		350	512				862
Subsidiary shares purchased from noncontrolling interests		(267)					(267)
Balance at June 30, 2023	$5,061	$10,310	($50,181)	$28,910	($9,617)	$24	($15,493)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended June 30, 2023 and 2022
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at April 1, 2022	$5,061	$9,295	($51,573)	$33,189	($11,370)	$130	($15,268)
Net earnings				193		(33)	160
Other comprehensive loss, net of tax of $12					(117)		(117)
Share-based compensation		149					149
Treasury shares issued for stock options exercised, net		(2)	7				5
Treasury shares issued for other share-based plans, net		(5)	2				(3)
Treasury shares issued for 401(k) contribution		38	245				283
Balance at June 30, 2022	$5,061	$9,475	($51,319)	$33,382	($11,487)	$97	($14,791)

Balance at April 1, 2023	$5,061	$10,298	($50,376)	$29,059	($9,550)	$24	($15,484)
Net loss				(149)			(149)
Other comprehensive loss, net of tax of $19					(67)		(67)
Share-based compensation		159					159
Treasury shares issued for stock options exercised, net		(1)	1
Treasury shares issued for other share-based plans, net		(6)	12				6
Treasury shares issued for 401(k) contribution		127	182				309
Subsidiary shares purchased from noncontrolling interests		(267)					(267)
Balance at June 30, 2023	$5,061	$10,310	($50,181)	$28,910	($9,617)	$24	($15,493)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Revenues:
Commercial Airplanes	$15,544	$10,452	$8,840	$6,258
Defense, Space & Security	12,706	11,674	6,167	6,191
Global Services	9,466	8,612	4,746	4,298
Unallocated items, eliminations and other	(44)	(66)	(2)	(66)
Total revenues	$37,672	$30,672	$19,751	$16,681
(Loss)/earnings from operations:
Commercial Airplanes	($998)	($1,116)	($383)	($219)
Defense, Space & Security	(739)	(858)	(527)	71
Global Services	1,703	1,360	856	728
Segment operating (loss)/earnings	(34)	(614)	(54)	580
Unallocated items, eliminations and other	(796)	(335)	(336)	(84)
FAS/CAS service cost adjustment	582	567	291	284
(Loss)/earnings from operations	(248)	(382)	(99)	780
Other income, net	622	434	320	253
Interest and debt expense	(1,270)	(1,293)	(621)	(656)
(Loss)/earnings before income taxes	(896)	(1,241)	(400)	377
Income tax benefit/(expense)	322	159	251	(217)
Net (loss)/earnings	(574)	(1,082)	(149)	160
Less: net loss attributable to noncontrolling interest	(11)	(56)		(33)
Net (loss)/earnings attributable to Boeing Shareholders	($563)	($1,026)	($149)	$193
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2023 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2022 Annual Report on Form 10-K. As discussed further in Note 17, prior period amounts have been reclassified to conform to current period presentation.
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
Net cumulative catch-up adjustments to prior periods' revenue and earnings, including certain losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Decrease to Revenue	($782)	($885)	($470)	($273)
Increase to (Loss)/(decrease) to earnings from operations	($1,348)	($1,541)	($830)	($411)
Decrease to Diluted EPS	($1.43)	($2.27)	($0.51)	($0.29)
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

The elements used in the computation of basic and diluted (loss)/earnings per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Net (loss)/earnings available to common shareholders	($563)	($1,026)	($149)	$193
Basic
Basic weighted average shares outstanding	603.9	592.8	605.5	594.0
Less: participating securities(1)	0.3	0.3	0.3	0.3
Basic weighted average common shares outstanding	603.6	592.5	605.2	593.7
Diluted
Basic weighted average shares outstanding	603.9	592.8	605.5	594.0
Dilutive potential common shares(2)				2.4
Diluted weighted average shares outstanding	603.9	592.8	605.5	596.4
Less: participating securities(1)	0.3	0.3	0.3	0.3
Diluted weighted average common shares outstanding	603.6	592.5	605.2	596.1
Net (loss)/earnings per share:
Basic	($0.93)	($1.73)	($0.25)	$0.32
Diluted	(0.93)	(1.73)	(0.25)	0.32
(1)Participating securities include certain instruments in our deferred compensation plan.
(2)Diluted (loss)/earnings per share includes any dilutive impact of stock options, restricted stock units, performance-based restricted stock units and performance awards.
The following table represents potential common shares that were not included in the computation of diluted (loss)/earnings per share because the effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Performance awards		1.9		2.3
Performance-based restricted stock units		0.4		0.4
Restricted stock units		1.2		2.0
Stock options	0.8	0.7	0.8	0.8
In addition, potential common shares of 5.4 million and 3.0 million for the six months ended June 30, 2023 and 2022 and 5.5 million for the three months ended June 30, 2023 were excluded from the computation of diluted (loss)/earnings per share, because the effect would have been antidilutive as a result of incurring a net loss in those periods.
Note 3 – Income Taxes
We computed our interim tax provision using an estimated annual effective tax rate, adjusted for discrete items. Our 2023 estimated annual effective tax rate primarily reflects the 21% federal tax rate, the impact of taxation upon foreign operations, and a forecasted increase to the valuation allowance, which is partially offset by research and development tax credits. The effective tax rates were 35.9% and 12.8% for the six months ended June 30, 2023 and 2022. The effective tax rate for the three months ended June

30, 2023, was 62.8% and reflects additional tax benefit to adjust prior quarter's results to the annual effective tax rate.
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
Note 4 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the six months ended June 30, 2023 and 2022 consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Customer financing	Other assets	Total
Balance at January 1, 2022	($390)	($91)	($62)	($18)	($186)	($747)
Changes in estimates	(5)	18	1	(42)	(27)	(55)
Write-offs	242	47			133	422
Recoveries	5					5
Balance at June 30, 2022	($148)	($26)	($61)	($60)	($80)	($375)

Balance at January 1, 2023	($116)	($23)	($85)	($55)	($88)	($367)
Changes in estimates	(5)	2	15	2	(12)	2
Write-offs	24		4			28
Recoveries	2					2
Balance at June 30, 2023	($95)	($21)	($66)	($53)	($100)	($335)

Note 5 – Inventories
Inventories consisted of the following:

	June 30 2023	December 31 2022
Long-term contracts in progress	$211	$582
Commercial aircraft programs	67,850	67,702
Capitalized precontract costs(1)	821	794
Commercial spare parts, used aircraft, general stock materials and other	9,440	9,073
Total	$78,322	$78,151
(1) Capitalized precontract costs at June 30, 2023 and December 31, 2022 includes amounts related to KC-46A Tanker, Commercial Crew, and T-7 Production Options. See Note 9.
Commercial Aircraft Programs
Commercial aircraft programs inventory includes approximately 220 737 aircraft and 85 787 aircraft at June 30, 2023 as compared with approximately 250 737 aircraft and 100 787 aircraft at December 31, 2022.
At June 30, 2023 and December 31, 2022, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $4,739 and $2,955 and unamortized tooling and other non-recurring costs of $591 and $626. At June 30, 2023, $5,297 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $33 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At June 30, 2023 and December 31, 2022, commercial aircraft programs inventory included the following amounts related to the 777X program: $4,226 and $4,059 of work in process, $1,385 and $1,330 of deferred production costs, and $3,868 and $3,774 of unamortized tooling and other non-recurring costs. In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. The production pause is resulting in abnormal production costs that are being expensed as incurred until 777X-9 production resumes. We expensed abnormal production costs of $262 and $102 during the six months ended June 30, 2023 and 2022. The 777X program has near break-even margins at June 30, 2023.
At June 30, 2023 and December 31, 2022, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $12,193 and $12,689, $1,765 and $1,831 of supplier advances, and $1,600 and $1,722 of unamortized tooling and other non-recurring costs. At June 30, 2023, $11,823 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $1,970 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. We are currently producing at abnormally low rates resulting in abnormal production costs that are being expensed as incurred. We expensed abnormal production costs of $693 and $595 during the six months ended June 30, 2023 and 2022.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,625 and $3,586 at June 30, 2023 and December 31, 2022.

Note 6 – Contracts with Customers
Unbilled receivables increased from $8,634 at December 31, 2022 to $9,357 at June 30, 2023, primarily driven by revenue recognized at Defense, Space & Security (BDS) and Global Services (BGS) in excess of billings.
Advances and progress billings increased from $53,081 at December 31, 2022 to $55,310 at June 30, 2023, primarily driven by advances on orders received at Commercial Airplanes (BCA), partially offset by revenue recognized at BDS.
Revenues recognized during the six months ended June 30, 2023 and 2022 from amounts recorded as Advances and progress billings at the beginning of each year were $7,885 and $6,814. Revenues recognized during the three months ended June 30, 2023 and 2022 from amounts recorded as Advances and progress billings at the beginning of each year were $4,004 and $3,413.
Note 7 – Customer Financing
Customer financing consisted of the following:

	June 30 2023	December 31 2022
Financing receivables:
Investment in sales-type/finance leases	$673	$804
Notes	203	385
Total financing receivables	876	1,189
Less allowance for losses on receivables	53	55
Financing receivables, net	823	1,134
Operating lease equipment, at cost, less accumulated depreciation of $69 and $76	367	470
Total	$1,190	$1,604
Financing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price.
At June 30, 2023 and December 31, 2022, $238 and $405 were determined to be uncollectible financing receivables and placed on non-accrual status. The allowance for losses on receivables remained largely unchanged during the six months ended June 30, 2023.
Our financing receivable balances at June 30, 2023 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2022	2021	2020	2019	Prior	Total
BBB						$33	$33
BB	$47	$33	$209	$107	$38	155	589
B					17		17
CCC	10		35			192	237
Total carrying value of financing receivables	$57	$33	$244	$107	$55	$380	$876
At June 30, 2023, our allowance for losses related to receivables with ratings of CCC, B, BB, and BBB. We applied default rates that averaged 100.0%, 0.0%, 2.7%, and 0.1%, respectively, to the exposure associated with those receivables.

Customer Financing Exposure
The majority of our gross customer financing portfolio is concentrated in the following aircraft models:

	June 30 2023	December 31 2022
717 Aircraft ($0 and $45 accounted for as operating leases)	$495	$563
747-8 Aircraft (accounted for as sales-type/finance leases)	217	394
737 Aircraft ($151 and $174 accounted for as operating leases)	171	186
777 Aircraft (accounted for as operating leases)	202	209
MD-80 Aircraft (accounted for as sales-type/finance leases)		96
757 Aircraft (accounted for as sales-type/finance leases)	98	107
747-400 Aircraft (accounted for as sales-type/finance leases)	44	46
Operating lease equipment primarily includes large commercial jet aircraft.
Lease income recorded in revenue on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022 included $29 and $36 from sales-type/finance leases, and $27 and $32 from operating leases, of which $1 and $5 related to variable operating lease payments. Lease income recorded in revenue on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 included $14 and $18 from sales-type/finance leases, and $16 and $17 from operating leases, of which $1 and $1 related to variable operating lease payments.
Profit at the commencement of sales-type leases was recorded in revenue for the six months ended June 30, 2023 and 2022 in the amount of $20 and $12. Customer financing interest income received was $62 and $6 for the six months ended June 30, 2023 and 2022. Profit at the commencement of sales-type leases was recorded in revenue for the three months ended June 30, 2023 and 2022 in the amount of $8 and $8. Customer financing interest income received was $58 and $3 for the three months ended June 30, 2023 and 2022.
Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2023	December 31 2022
Equity method investments (1)	$993	$948
Time deposits	5,988	2,093
Available-for-sale debt investments	499	479
Equity and other investments	32	36
Restricted cash & cash equivalents(2)	21	33
Total	$7,533	$3,589
(1)Dividends received were $5 during the six and three months ended June 30, 2023 and $43 and $16 during the same periods in prior year.
(2)Reflects amounts restricted in support of our property sales, workers’ compensation programs, and insurance premiums.
Allowance for losses on available-for-sale debt investments are assessed quarterly. All instruments are considered investment grade, and we have not recognized an allowance for credit losses as of June 30, 2023.

Note 9 – Liabilities, Commitments and Contingencies
737 MAX Customer Concessions and Other Considerations
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the six months ended June 30, 2023 and 2022.

	2023	2022
Beginning balance – January 1	$1,864	$2,940
Reductions for payments made	(273)	(844)
Reductions for concessions and other in-kind considerations	(51)	(5)
Changes in estimates	(26)	17
Ending balance – June 30	$1,514	$2,108
The liability balance of $1.5 billion at June 30, 2023 includes $1.3 billion of contracted customer concessions and other liabilities and $0.2 billion that remains subject to negotiation with customers. The contracted amount includes $0.6 billion expected to be liquidated by lower customer delivery payments, $0.6 billion expected to be paid in cash and $0.1 billion in other concessions. Of the cash payments to customers, we expect to pay $0.2 billion in 2023 and the remaining $0.4 billion in future years. The type of consideration to be provided for the remaining $0.2 billion will depend on the outcomes of negotiations with customers.
Environmental
The following table summarizes changes in environmental remediation liabilities during the six months ended June 30, 2023 and 2022.

	2023	2022
Beginning balance – January 1	$752	$605
Reductions for payments made, net of recoveries	(24)	(11)
Changes in estimates	72	131
Ending balance – June 30	$800	$725
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2023 and December 31, 2022, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,045 and $1,058.

Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the six months ended June 30, 2023 and 2022.

	2023	2022
Beginning balance – January 1	$2,275	$1,900
Additions for current year deliveries	92	89
Reductions for payments made	(179)	(220)
Changes in estimates	338	261
Ending balance – June 30	$2,526	$2,030
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
Trade-in commitment agreements at June 30, 2023 have expiration dates from 2023 through 2029. At June 30, 2023 and December 31, 2022 total contractual trade-in commitments were $1,455 and $1,117. As of June 30, 2023 and December 31, 2022, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $302 and $286 and the fair value of the related trade-in aircraft was $302 and $286.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $16,423 and $16,105 as of June 30, 2023 and December 31, 2022. The estimated earliest potential funding dates for these commitments as of June 30, 2023 are as follows:

Total
July through December 2023	$913
2024	2,871
2025	3,407
2026	4,798
2027	2,161
Thereafter	2,273
$16,423
As of June 30, 2023, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $293 to certain joint ventures over the next five years.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $5,006 and $5,070 as of June 30, 2023 and December 31, 2022.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days but may extend up to 12 months. At June 30, 2023 and December 31, 2022, Accounts payable included $2.6 billion and $2.5 billion payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing will have a significant impact on our liquidity.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4.3 billion program to develop and modify two 747-8 commercial aircraft. During the year ended December 31, 2022, we increased the reach-forward loss on the contract by $1,452. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized nine low rate initial production (LRIP) lots for a total of 124 aircraft. The EMD contract and authorized LRIP lots total approximately $24 billion as of June 30, 2023. As of June 30, 2023, we had approximately $167 of capitalized precontract costs and $143 of potential termination liabilities to suppliers related to unexercised future lots. During the year ended December 31, 2022, we increased the reach-forward loss on the KC-46A Tanker program by $1,374. During the three months ended March 31, 2023, we increased the reach-forward loss on the KC-46A Tanker program by $245 resulting from factory disruption and additional rework due to a supplier quality issue. Risk remains that we may record additional losses in future periods.

MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that includes development and delivery of seven aircraft and test articles at a contract price of $890. During the year ended December 31, 2022, we increased the MQ-25 reach-forward loss by $579. During the three months ended June 30, 2023, we increased the reach-forward loss by $68 primarily driven by production and flight testing delays for EMD aircraft. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. During the year ended December 31, 2022, we recorded earnings charges of $203 related to the T-7A Red Hawk fixed-price EMD contract, which had a reach-forward loss at December 31, 2022. The production portion of the contract includes 11 production lots for aircraft and related services for 346 T-7A Red Hawk aircraft that we believe are probable of being exercised. We expect the first production and support contract option to be exercised in 2025. During the year ended December 31, 2022, we increased the reach-forward loss by $552. During the three months ended June 30, 2023, we increased the reach-forward loss on the T-7A program by $189 primarily reflecting higher estimated production costs. At June 30, 2023, we had approximately $97 of capitalized precontract costs and $391 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
National Aeronautics and Space Administration (NASA) has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station. During the second quarter of 2022 we successfully completed the uncrewed Orbital Flight Test. During the year ended December 31, 2022, we increased the reach-forward loss by $288. During the second quarter of 2023, we increased the reach-forward loss by $257 primarily as a result of delaying the crewed flight test previously scheduled for July 2023 following notification by a parachute supplier of an issue identified through testing. We anticipate being ready to launch later in 2023 or early 2024 and we are working with NASA to identify a new launch window. At June 30, 2023, we had approximately $189 of capitalized precontract costs and $198 of potential termination liabilities to suppliers related to fixed-price unauthorized future missions. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Contingent repurchase commitments	$466	$514	$466	$514
Credit guarantees	15	45			$14	$27
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

Note 11 – Postretirement Plans
The components of net periodic benefit (income)/cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2023	2022	2023	2022
Service cost	$2	$2	$1	$1
Interest cost	1,410	1,041	705	521
Expected return on plan assets	(1,720)	(1,895)	(859)	(948)
Amortization of prior service credits	(41)	(41)	(21)	(21)
Recognized net actuarial loss	83	454	41	227
Net periodic benefit income	($266)	($439)	($133)	($220)

Net periodic benefit cost included in (Loss)/earnings from operations	$2	$2	$1	$1
Net periodic benefit income included in Other income, net	(268)	(441)	(134)	(221)
Net periodic benefit income included in (Loss)/earnings before income taxes	($266)	($439)	($133)	($220)

	Six months ended June 30		Three months ended June 30
Other Postretirement Plans	2023	2022	2023	2022
Service cost	$24	$36	$12	$18
Interest cost	74	49	37	25
Expected return on plan assets	(4)	(5)	(2)	(3)
Amortization of prior service credits	(11)	(17)	(5)	(8)
Recognized net actuarial gain	(88)	(56)	(44)	(28)
Net periodic benefit (income)/cost	($5)	$7	($2)	$4

Net periodic benefit cost included in (Loss)/earnings from operations	$31	$39	$16	$20
Net periodic benefit income included in Other income, net	(29)	(29)	(14)	(14)
Net periodic benefit cost included in (Loss)/earnings before income taxes	$2	$10	$2	$6

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
Performance Restricted Stock Units
On February 16, 2023, we granted 195,526 performance restricted stock units (PRSU) to our elected executive officers as part of our long-term incentive program. The PRSUs granted under this program have a grant date fair value of $214.35 per unit. The award payout can range from 0% to 200% of the initial PRSU grant based on cumulative free cash flow achievement over the period January 1, 2023 through December 31, 2025 as compared to goals set at the start of the performance period. The PRSUs granted under this program will vest at the payout amount and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) remains eligible under the award and, if the award is earned, may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the PRSUs will not vest and all rights to the stock units will terminate.

Note 13 – Shareholders' Equity
Additional Paid-in Capital
During the second quarter of 2023, Additional paid-in capital included a decrease of $267 largely related to a non-cash transaction to purchase shares in a consolidated subsidiary from the noncontrolling interests.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the six and three months ended June 30, 2023 and 2022 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments		Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2022	($105)	$1	$6		($11,561)		($11,659)
Other comprehensive loss before reclassifications	(52)		(74)				(126)
Amounts reclassified from AOCI			30	(3)	268	(2)	298
Net current period Other comprehensive (loss)/income	(52)		(44)		268		172
Balance at June 30, 2022	($157)	$1	($38)		($11,293)		($11,487)

Balance at January 1, 2023	($167)		($24)		($9,359)		($9,550)
Other comprehensive income/(loss) before reclassifications	10		(25)		(6)		(21)
Amounts reclassified from AOCI			(2)		(44)		(46)
Net current period Other comprehensive income/(loss)	10		(27)		(50)		(67)
Balance at June 30, 2023	($157)		($51)		($9,409)		($9,617)

Balance at March 31, 2022	($81)	$1	$135		($11,425)		($11,370)
Other comprehensive loss before reclassifications	(76)		(168)				(244)
Amounts reclassified from AOCI			(5)		132	(2)	127
Net current period Other comprehensive (loss)/income	(76)		(173)		132		(117)
Balance at June 30, 2022	($157)	$1	($38)		($11,293)		($11,487)

Balance at March 31, 2023	($151)		($11)		($9,388)		($9,550)
Other comprehensive (loss)/income before reclassifications	(6)		(43)		1		(48)
Amounts reclassified from AOCI			3		(22)		(19)
Net current period Other comprehensive loss	(6)		(40)		(21)		(67)
Balance at June 30, 2023	($157)		($51)		($9,409)		($9,617)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the six and three months ended June 30, 2022 totaling $314 and $155 (net of tax of ($84) and ($44)), which are included in the net periodic pension cost.
(3)    Includes losses of $39 (net of tax of ($11)) from cash flow hedges reclassified to Other income, net because the forecasted transactions are probable of not occurring.

Note 14 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, commodity swaps and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain transactions, specifically forecasted sales and purchases made in foreign currencies. Our foreign currency contracts hedge forecasted transactions through 2031. We use commodity derivatives, such as fixed-price purchase commitments and swaps to hedge against potentially unfavorable price changes for commodities used in production. Our commodity contracts hedge forecasted transactions through 2028.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,399	$2,815	$34	$23	($85)	($122)
Commodity contracts	568	602	89	115	(35)	(9)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	458	462	6	5	(36)	(42)
Commodity contracts	163	412		2	(1)	(1)
Total derivatives	$3,588	$4,291	$129	$145	($157)	($174)
Netting arrangements			(33)	(33)	33	33
Net recorded balance			$96	$112	($124)	($141)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive (loss)/income are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Recognized in Other comprehensive (loss)/income, net of taxes:
Foreign exchange contracts	$11	($104)	$1	($96)
Commodity contracts	(36)	30	(44)	(72)

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Foreign exchange contracts
Costs and expenses	($6)	$10	($4)	$5
General and administrative expense	(23)	(7)	(12)	(6)
Commodity contracts
Costs and expenses	27	7	10	6
General and administrative expense	5	2	3	1
During the six months ended June 30, 2022, we reclassified losses associated with certain cash flow hedges of $50 from AOCI to Other income, net because it was probable the forecasted transactions would not occur. Losses related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the six months ended June 30, 2023 and 2022.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $22 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facility, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at June 30, 2023 was $24. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At June 30, 2023, there was no collateral posted related to our derivatives.

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

	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$1,679	$1,679			$1,797	$1,797
Available-for-sale debt investments:
Commercial paper	254		$254		256		$256
Corporate notes	175		175		195		195
U.S. government agencies	70		70		47		47
Other equity investments	8	8			10	10
Derivatives	96		96		112		112
Total assets	$2,282	$1,687	$595		$2,417	$1,807	$610
Liabilities
Derivatives	($124)		($124)		($141)		($141)
Other	(2)			($2)
Total liabilities	($126)		($124)	($2)	($141)		($141)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2023		2022
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($11)		($31)
Customer financing assets			$44	(2)
Property, plant and equipment				(19)
Other assets and Acquired intangible assets		(1)	1	(20)
Total		($12)	$45	($72)
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2023
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$367	$374		$374
Liabilities
Debt, excluding finance lease obligations	(52,037)	(49,345)		(49,345)

	December 31, 2022
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$385	$403		$403
Liabilities
Debt, excluding finance lease obligations	(56,794)	(52,856)		(52,856)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. The fair values of our debt classified as Level 3 are based on discounted cash flow models using the implied yield from similar securities. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2023 and December 31, 2022. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Our primary profitability measurement to review a segment’s operating results is (Loss)/earnings from operations. We operate in three reportable segments: BCA, BDS, and BGS. All other activities fall within Unallocated items, eliminations and other. See page 7 for the Summary of Business Segment Data, which is an integral part of this note.
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
BCA revenues by customer location consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Revenue from contracts with customers:
Europe	$3,393	$2,254	$2,038	$1,220
Latin America and Caribbean	204	1,136	98	308
Asia	2,355	2,027	1,549	1,298
Middle East	1,466	1,088	750	770
Other non-U.S.	878	568	631	387
Total non-U.S. revenues	8,296	7,073	5,066	3,983
United States	7,175	3,363	3,740	2,238
Estimated potential concessions and other considerations to 737 MAX customers, net	26	(17)	26	17
Total revenues from contracts with customers	15,497	10,419	8,832	6,238
Intersegment revenues eliminated on consolidation	47	33	8	20
Total segment revenues	$15,544	$10,452	$8,840	$6,258

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	99%	99%	99%	99%
BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Revenue from contracts with customers:
U.S. customers	$10,338	$8,782	$5,028	$4,634
Non-U.S. customers(1)	2,368	2,892	1,139	1,557
Total segment revenue from contracts with customers	$12,706	$11,674	$6,167	$6,191

Revenue recognized over time	99%	99%	99%	99%

Revenue recognized on fixed-price contracts	59%	62%	57%	61%

Revenue from the U.S. government(1)	90%	89%	90%	89%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Revenue from contracts with customers:
Commercial	$5,419	$4,637	$2,703	$2,361
Government	3,874	3,810	1,948	1,842
Total revenues from contracts with customers	9,293	8,447	4,651	4,203
Intersegment revenues eliminated on consolidation	173	165	95	95
Total segment revenues	$9,466	$8,612	$4,746	$4,298

Revenue recognized at a point in time	51%	49%	51%	49%

Revenue recognized on fixed-price contracts	87%	88%	87%	88%

Revenue from the U.S. government(1)	31%	34%	31%	33%
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
Our backlog at June 30, 2023 was $439,564. We expect approximately 26% to be converted to revenue through 2024 and approximately 77% through 2027, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue due to timing of 737 and 787 deliveries from inventory and timing of entry into service of the 777X, 737-7 and/or 737-10.
Unallocated Items, Eliminations and other
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations and eliminations of certain sales between segments. We generally allocate costs to business segments based on the U.S. Government Cost Accounting Standards (CAS). Components of Unallocated items, eliminations and other (expense)/income are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Share-based plans	($38)	($108)	$14	($25)
Deferred compensation	(96)	166	(42)	124
Amortization of previously capitalized interest	(47)	(47)	(24)	(24)
Research and development expense, net	(149)	(118)	(73)	(66)
Eliminations and other unallocated items	(466)	(228)	(211)	(93)
Unallocated items, eliminations and other	($796)	($335)	($336)	($84)

Pension and Other Postretirement Benefit Expense
Pension costs are allocated to BDS and BGS businesses supporting government customers using CAS, which employ different actuarial assumptions and accounting conventions than GAAP. These costs are allocable to government contracts. Other postretirement benefit costs are allocated to business segments based on CAS, which is generally based on benefits paid. FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. These expenses are included in Other income, net. Components of FAS/CAS service cost adjustment are shown in the following table:

	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Pension FAS/CAS service cost adjustment	$445	$413	$222	$205
Postretirement FAS/CAS service cost adjustment	137	154	69	79
FAS/CAS service cost adjustment	$582	$567	$291	$284
Assets
Segment assets are summarized in the table below:

	June 30 2023	December 31 2022
Commercial Airplanes	$76,663	$76,825
Defense, Space & Security	15,011	14,426
Global Services	16,374	16,149
Unallocated items, eliminations and other	26,726	29,700
Total	$134,774	$137,100
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
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2023, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2023 and 2022, and of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 26, 2023

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
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Revenues	$37,672	$30,672	$19,751	$16,681

GAAP
(Loss)/earnings from operations	($248)	($382)	($99)	$780
Operating margins	(0.7)%	(1.2)%	(0.5)%	4.7%
Effective income tax rate	35.9%	12.8%	62.8%	57.6%
Net (loss)/earnings attributable to Boeing Shareholders	($563)	($1,026)	($149)	$193
Diluted (loss)/earnings per share	($0.93)	($1.73)	($0.25)	$0.32

Non-GAAP (1)
Core operating (loss)/earnings	($830)	($949)	($390)	$496
Core operating margins	(2.2)%	(3.1)%	(2.0)%	3.0%
Core loss per share	($2.08)	($3.11)	($0.82)	($0.37)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 47-49 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Commercial Airplanes	$15,544	$10,452	$8,840	$6,258
Defense, Space & Security	12,706	11,674	6,167	6,191
Global Services	9,466	8,612	4,746	4,298
Unallocated items, eliminations and other	(44)	(66)	(2)	(66)
Total	$37,672	$30,672	$19,751	$16,681
Revenues for the six months ended June 30, 2023 increased by $7,000 million compared with the same period in 2022 driven by higher revenues at all three operating segments. Commercial Airplanes (BCA) revenues increased by $5,092 million primarily driven by higher 787 deliveries due to the delivery pause in the prior year and higher 737 deliveries. Defense, Space & Security (BDS) revenues increased by $1,032 million primarily due to lower charges on development programs, increased sales from space and proprietary programs, and the U.S. Air Force (USAF) KC-46A Lot 9 Tanker award in the first quarter of 2023. Global Services (BGS) revenues increased by $854 million primarily due to higher commercial services revenue driven by market recovery across the commercial portfolio and higher government services revenue.
Revenues for the three months ended June 30, 2023 increased by $3,070 million compared with the same period in 2022 driven by higher revenues at BCA and BGS. BCA revenues increased by $2,582 million driven by higher 787 deliveries. BGS revenues increased by $448 million due to higher commercial services revenue driven by market recovery across the commercial portfolio and higher government services revenue. BDS revenues decreased by $24 million compared with the same period in 2022. Unfavorable cumulative contract catch-up adjustments were $217 million higher than the comparable period in the prior year largely due to operational instability and charges on development programs. This was largely offset by increased volume on space and proprietary programs.
Revenues will continue to be significantly impacted until the global supply chain stabilizes, labor instability diminishes, and deliveries ramp up.
Loss/Earnings from Operations
The following table summarizes (Loss)/earnings from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Commercial Airplanes	($998)	($1,116)	($383)	($219)
Defense, Space & Security	(739)	(858)	(527)	71
Global Services	1,703	1,360	856	728
Segment operating (loss)/earnings	(34)	(614)	(54)	580
Pension FAS/CAS service cost adjustment	445	413	222	205
Postretirement FAS/CAS service cost adjustment	137	154	69	79
Unallocated items, eliminations and other	(796)	(335)	(336)	(84)
(Loss)/earnings from operations (GAAP)	($248)	($382)	($99)	$780
FAS/CAS service cost adjustment *	(582)	(567)	(291)	(284)
Core operating (loss)/earnings (Non-GAAP) **	($830)	($949)	($390)	$496
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating loss is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 47-49.
Loss from operations for the six months ended June 30, 2023 decreased by $134 million compared with the same period in 2022. BDS loss from operations decreased by $119 million compared to the same period in 2022 primarily due to less unfavorable impacts of cumulative contract catch-up adjustments, which amounted to $242 million less than the prior year comparable period. BCA loss from operations decreased by $118 million reflecting higher 737 and 787 deliveries, partially offset by higher spending on research and development and abnormal production costs. BGS earnings from operations increased by $343 million primarily due to higher commercial services revenue, partially offset by lower government services performance.
Loss from operations for the three months ended June 30, 2023 was $99 million compared with earnings of $780 million during the same period in 2022. BDS loss from operations was $527 million for the three months ended June 30, 2023 compared with earnings from operations of $71 million in the same period in 2022. The year over year decrease reflects the change in unfavorable cumulative contract catch-up charges which were $428 million higher than the comparable period in the prior year. BCA loss from operations increased by $164 million reflecting higher spending on research and development, higher abnormal production costs, and 777 delivery timing, partially offset by higher 787 deliveries. BGS earnings from operations increased by $128 million primarily due to higher commercial services and government services revenue.

Core operating loss for the six months ended June 30, 2023 decreased by $119 million compared with the same period in 2022. Core operating loss for the three months ended June 30, 2023 was $390 million compared with core operating earnings of $496 million for the same period in 2022. The changes in core operating (loss)/earnings were primarily due to changes in Segment operating earnings/(loss) as described above.
For discussion related to Postretirement Plans, see Note 11 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other (expense)/income are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Share-based plans	($38)	($108)	$14	($25)
Deferred compensation	(96)	166	(42)	124
Amortization of previously capitalized interest	(47)	(47)	(24)	(24)
Research and development expense, net	(149)	(118)	(73)	(66)
Eliminations and other unallocated items	(466)	(228)	(211)	(93)
Unallocated items, eliminations and other	($796)	($335)	($336)	($84)
Share-based plans expense for the six months ended June 30, 2023 decreased by $70 million compared with the same period in 2022 due to fewer share-based grants in the first half of 2023. The difference in share-based plans income of $14 million for the three months ended June 30, 2023 compared with expense of $25 million in the same period in 2022 is attributable to the timing of corporate allocations.
Deferred compensation expense was $96 million and $42 million for the six and three months ended June 30, 2023 compared with income of $166 million and $124 million in the same period in 2022 primarily driven by broad stock market conditions and changes in our stock price.
Research and development expense for the six and three months ended June 30, 2023 increased by $31 million and $7 million compared with the same period in 2022 due to spending on enterprise product development.
Eliminations and other unallocated expense for the six and three months ended June 30, 2023 increased by $238 million and $118 million compared with the same periods in 2022 primarily due to the settlement of a shareholder derivative lawsuit in the prior year which resulted in a benefit of $219 million in the second quarter of 2022. The year over year variances also reflect timing of allocations.
Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
(Loss)/earnings from operations	($248)	($382)	($99)	$780
Other income, net	622	434	320	253
Interest and debt expense	(1,270)	(1,293)	(621)	(656)
(Loss)/earnings before income taxes	(896)	(1,241)	(400)	377
Income tax benefit/(expense)	322	159	251	(217)
Net (loss)/earnings from continuing operations	(574)	(1,082)	(149)	160
Less: net loss attributable to noncontrolling interest	(11)	(56)		(33)
Net (loss)/earnings attributable to Boeing Shareholders	($563)	($1,026)	($149)	$193
Other income, net for the six and three months ended June 30, 2023 increased by $188 million and $67 million compared with the same period in 2022 primarily due to higher interest income on short-term investments reflecting higher interest rates, partially offset by a decrease in non-operating pension income. For discussion on changes related to non-operating pension and postretirement expenses, see Note 11 to our Condensed Consolidated Financial Statements.
Other income, net for the six months ended June 30, 2022 included losses of $50 million that were associated with certain cash flow hedges reclassified from Accumulated other comprehensive loss because it was probable the forecasted transactions would not occur. This also contributed to the increase in Other income, net in 2023.
Interest and debt expense for the six and three months ended June 30, 2023 was largely consistent compared with the same period in the prior year.
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
The following table summarizes cost of sales:

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2023	2022	Change	2023	2022	Change
Cost of sales	$33,810	$28,191	$5,619	$17,812	$14,553	$3,259
Cost of sales as a % of Revenues	89.7%	91.9%	(2.2)%	90.2%	87.2%	3.0%
Cost of sales for the six months ended June 30, 2023 increased by $5,619 million, or 20% compared with the same period in 2022, primarily due to higher revenues at all three operating segments. Cost of sales as a percentage of Revenues decreased during the six months ended June 30, 2023 compared with the same period in 2022 primarily due to lower charges on BDS development programs.
Cost of sales for the three months ended June 30, 2023 increased by $3,259 million compared with the same period in 2022, primarily due to higher revenues at BCA and BGS. Cost of sales as a percentage of Revenues for the three months ended June 30, 2023 increased during the three months ended June 30, 2023 compared with the same period in 2022 primarily due to lower margins on several BDS programs.

Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Commercial Airplanes	$915	$693	$471	$372
Defense, Space & Security	420	466	225	233
Global Services	54	54	28	27
Other	149	118	73	66
Total	$1,538	$1,331	$797	$698
Research and development expense increased by $207 million and $99 million during the six and three months ended June 30, 2023 compared to the same period in 2022, primarily due to higher research and development expenditures on the 777X program as well as other BCA and enterprise investments in product development.
Backlog

(Dollars in millions)	June 30 2023	December 31 2022
Commercial Airplanes	$362,866	$329,824
Defense, Space & Security	57,505	54,373
Global Services	18,455	19,338
Unallocated items, eliminations and other	738	846
Total Backlog	$439,564	$404,381

Contractual backlog	$417,037	$381,977
Unobligated backlog	22,527	22,404
Total Backlog	$439,564	$404,381
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the six months ended June 30, 2023 was primarily due to increases in BCA and BDS backlog. If we remain unable to deliver 737 aircraft in China for an extended period of time, and/or entry into service of the 777X, 737-7 and/or 737-10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Unobligated backlog was largely unchanged during the six months ended June 30, 2023.
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
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Revenues	$15,544	$10,452	$8,840	$6,258
Loss from operations	($998)	($1,116)	($383)	($219)
Operating margins	(6.4)%	(10.7)%	(4.3)%	(3.5)%
Revenues
BCA revenues increased by $5,092 million for the six months ended June 30, 2023 compared with the same period in 2022 primarily driven by higher 787 deliveries due to the delivery pause in the prior year and higher 737 deliveries. BCA revenues increased by $2,582 million for the three months ended June 30, 2023 compared with the same period in 2022 driven by higher 787 deliveries.

Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first six months of 2023	216	(5)	1	9	(1)	9	31	266
Deliveries during the first six months of 2022	189	(8)	3	12	(7)	12		216
Deliveries during the second quarter of 2023	103	(3)		8	(1)	5	20	136
Deliveries during the second quarter of 2022	103	(3)	2	7	(4)	9		121
Cumulative deliveries as of 6/30/2023	8,348		1,573	1,280		1,710	1,068
Cumulative deliveries as of 12/31/2022	8,132		1,572	1,271		1,701	1,037
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $998 million for the six months ended June 30, 2023 compared with $1,116 million in the same period in 2022 reflecting higher 737 and 787 deliveries, partially offset by higher spending on research and development and abnormal production costs. Abnormal production costs for the six months ended June 30, 2023 were $955 million including $693 million related to the 787 program and $262 million related to the 777X program. Abnormal production costs for the six months ended June 30, 2022 were $885 million, including $595 million related to the 787 program, $188 million related to the 737 program and $102 million related to the 777X program.
BCA loss from operations was $383 million for the three months ended June 30, 2023 compared with $219 million in the same period in 2022 reflecting higher spending on research and development, higher abnormal production costs, and 777 delivery timing, partially offset by higher 787 deliveries. Abnormal production costs for the three months ended June 30, 2023 were $450 million, including $314 million related to the 787 program and $136 million related to the 777X program. Abnormal production costs for the three months ended June 30, 2022 were $385 million, including $283 million related to the 787 program and $102 million related to the 777X program.

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
BCA total backlog increased from $329,824 million as of December 31, 2022 to $362,866 million at June 30, 2023 reflecting new orders in excess of deliveries and a decrease in the value of existing orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog, partially offset by order cancellations. Aircraft order cancellations during the six months ended June 30, 2023 totaled $10,061 million and primarily relate to 737 aircraft. The net ASC 606 adjustments for the six months ended June 30, 2023 resulted in an increase to backlog of $12,989 million due to a net decrease of 777X and 737 aircraft, partially offset by an increase in 787 aircraft in the ASC 606 reserve. ASC 606 adjustments include consideration of aircraft orders where a customer controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. If we remain unable to deliver 737 aircraft in China for an extended period of time, and/or entry into service of the 777X, 737-7 and/or 737-10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.
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

	Program
As of 6/30/2023	737	747	767	777	777X	787	†
Program accounting quantities	11,200	1,574	1,267	1,790	400	1,600
Undelivered units under firm orders	3,818		112	62	318	569	(8)
Cumulative firm orders	12,166	1,573	1,392	1,772	318	1,637

As of 12/31/2022	737	747	767	777	777X	787	†
Program accounting quantities	10,800	1,574	1,267	1,790	400	1,600
Undelivered units under firm orders	3,653	1	106	69	244	505	(8)
Cumulative firm orders	11,785	1,573	1,377	1,770	244	1,542
† Boeing customer financing aircraft orders are identified in parentheses.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 400 units during the six months ended June 30, 2023 due to the program's normal progress of obtaining additional orders and delivering airplanes.
Return-to-service of the China 737 MAX fleet is largely complete. In April 2023, the Civil Aviation Administration of China released the second 737 Aircraft Evaluation Report, which was another step toward resuming deliveries. However, there continues to be uncertainty regarding timing of resumption of deliveries in China.
In April 2023, our fuselage supplier notified us that a non-standard manufacturing process was used on two fittings in the aft fuselage section of certain 737-7, 737-8 and 737 military derivative aircraft. There is not a safety of flight issue and the in-service fleet can continue operating safely. While this impacted deliveries in the second quarter, newly built aircraft now meet our specifications.
We have approximately 220 aircraft in inventory as of June 30, 2023, including 85 aircraft for customers in China, as well as 55 aircraft that were originally designated for customers in China and have been remarketed to other customers. We continue to expect to deliver most of the aircraft in inventory by the end of 2024. In the event that we are unable to resume aircraft deliveries in China and/or ramp up deliveries consistent with our assumptions, our expectation of delivery timing could be impacted.
We are currently transitioning the production rate from 31 per month to 38 per month; however, we continue to experience supply chain disruptions and are monitoring supply chain readiness to support current production rates as well as planned production rate increases.

We are following the lead of the Federal Aviation Administration (FAA) as we work through the certification process of the 737-7 and 737-10 models. We continue to expect the 737-7 to be certified in 2023, and now expect first delivery in 2024. We continue to expect the 737-10 to begin FAA certification flight testing in 2023 with first delivery in 2024. In 2022, we provisioned for the estimated costs associated with safety enhancements that will be required on all new 737 MAX aircraft and previously delivered 737 MAX aircraft one year and three years after the issuance of a type certificate for the 737-10, respectively. We do not expect those costs to be material. If we experience delays in achieving certification and/or incorporating safety enhancements, future revenues, cash flows and results of operations could be adversely impacted.
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
We continue to expect the first delivery of the 777X-9 to occur in 2025. We are working towards Type Inspection Authorization (TIA) which will enable us to begin FAA certification flight testing. The timing of TIA and certification will ultimately be determined by the regulators, and further determinations with respect to anticipated certification requirements could result in additional delays in entry into service and/or additional cost increases. We launched the 777X-8 freighter during the first quarter of 2022 and continue to expect first delivery in 2027.
In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. We implemented the production pause during the second quarter of 2022, and it is now expected to result in abnormal production costs of approximately $1.0 billion that are being period expensed as incurred until 777X-9 production resumes. Cumulative abnormal costs recorded through June 30, 2023 totaled $587 million including $262 million of abnormal costs expensed during the six months ended June 30, 2023.

The 777X program has near break-even gross margins at June 30, 2023. The level of profitability on the 777X program will be subject to a number of factors. These factors include production disruption due to labor instability and supply chain disruption, customer negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in reach-forward losses on the 777X program in future periods.
787 Program We continue to conduct inspections and rework on undelivered aircraft due to production quality issues, including in our supply chain. We have implemented changes in the production process designed to ensure that newly-built airplanes meet our specifications and do not require further inspections and rework. Deliveries were temporarily paused in late February 2023 pending validation of our prior analysis. We received FAA authorization to resume deliveries in March. We delivered 11 aircraft during the first quarter of 2023 and 20 aircraft during the second quarter of 2023. At June 30, 2023 and December 31, 2022, we had approximately 85 and 100 aircraft in inventory and expect to deliver most by the end of 2024.
We are currently producing at 4 per month and expect to return to 5 per month in 2023. In the third quarter of 2021, we determined that production rates below 5 per month represented abnormally low production rates and result in abnormal production costs that are required to be expensed as incurred. We also determined that the inspections and rework costs on inventoried aircraft are excessive and should also be accounted for as abnormal production costs. Cumulative abnormal costs recorded through June 30, 2023 totaled $2.4 billion, and we continue to expect to incur up to $2.8 billion with most being incurred by the end of 2023. We continue to work with customers and suppliers regarding timing of future deliveries and production rate changes.
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
Non-U.S. Defense Environment Overview The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At June 30, 2023, 31% of BDS backlog was attributable to non-U.S. customers.

Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Revenues	$12,706	$11,674	$6,167	$6,191
(Loss)/earnings from operations	($739)	($858)	($527)	$71
Operating margins	(5.8)%	(7.3)%	(8.5)%	1.1%
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
Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
F/A-18 Models	13	8	6	4
F-15 Models	6	5	4	4
CH-47 Chinook (New)	7	9	2	5
CH-47 Chinook (Renewed)	4	4	3	1
AH-64 Apache (New)	12	13	5	6
AH-64 Apache (Remanufactured)	29	28	16	13
P-8 Models	5	6	2	3
KC-46 Tanker	1	8		4
Commercial Satellites	3
Total	80	81	38	40
Revenues
BDS revenues for the six months ended June 30, 2023 increased by $1,032 million compared with the same period in 2022 primarily due to lower charges on development programs, increased sales from space and proprietary programs, and the USAF KC-46A Lot 9 Tanker award in the first quarter of 2023. Cumulative contract catch-up adjustments for the six months ended June 30, 2023 were $136 million less unfavorable than the comparable period in the prior year largely due to lower charges on development programs, partially offset by unfavorable performance on other programs.
BDS revenues for the three months ended June 30, 2023 decreased by $24 million compared with the same period in 2022. Unfavorable cumulative contract catch-up adjustments were $217 million higher than the comparable period in the prior year largely due to operational instability and charges on development programs. This was largely offset by increased volume on space and proprietary programs.
Loss/Earnings From Operations
BDS loss from operations was $739 million for the six months ended June 30, 2023 compared with $858 million in the same period in 2022 primarily due to less unfavorable impacts of cumulative contract catch-up adjustments, which amounted to $242 million less than the prior year comparable period. During the first half of 2023, losses incurred on development programs totaled $828 million, including $288 million on the Commercial Crew program, $245 million on the KC-46A Tanker program, and $189 million on the T-7A program. During the first half of 2022, losses incurred on development programs totaled $1,667 million, including $686 million on VC-25B, $454 million on T-7A, $225 million on MQ-25 and $209 million on KC-46A Tanker. The increase in reach-forward losses in 2023 primarily reflect a delay in the Commercial Crew program's crewed flight test previously scheduled for July 2023, the cost of rework on the KC-46A Tanker program that was identified as a result of supplier quality issues, and higher estimated production costs on the T-7A program. Operations were also impacted by continued labor instability, development technical challenges and supply chain disruption across other programs including F-15 and satellites. Higher period expenses also contributed to lower earnings in 2023.
BDS loss from operations was $527 million for the three months ended June 30, 2023 compared with earnings from operations of $71 million in the same period in 2022. The year over year decrease in earnings reflects an increase in unfavorable cumulative contract catch-up adjustments which were $428 million higher than the comparable period in the prior year. During the second quarter of 2023, losses incurred on development programs totaled $514 million compared with $397 million in the same period in 2022. Earnings in 2023 were adversely impacted by lower margins on several programs including F-15 and satellite programs reflecting continued labor instability, development technical challenges and supply chain disruption. Higher period expenses also contributed to lower earnings in 2023.
See further discussion of fixed-price contracts in Note 9 to our Condensed Consolidated Financial Statements.
BDS (loss)/earnings from operations includes our share of earnings from equity method investments of $10 million and $24 million for the six and three months ended June 30, 2023 compared with equity earnings of $40 million and $13 million for the same periods in 2022.
Backlog
BDS backlog increased from $54,373 million as of December 31, 2022 to $57,505 million at June 30, 2023, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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

Global Services
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Revenues	$9,466	$8,612	$4,746	$4,298
Earnings from operations	$1,703	$1,360	$856	$728
Operating margins	18.0%	15.8%	18.0%	16.9%
Revenues
BGS revenues for the six months ended June 30, 2023 increased by $854 million compared with the same period in 2022 primarily due to higher commercial services revenue driven by market recovery across the commercial portfolio and higher government services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2023 was $33 million worse than the net favorable impact in the prior year comparable period.
BGS revenues for the three months ended June 30, 2023 increased by $448 million compared with the same period in 2022 primarily due to higher commercial services revenue driven by market recovery across the commercial portfolio and higher government services revenue. The net favorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2023 was $20 million better than the net unfavorable impact in the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the six months ended June 30, 2023 increased by $343 million compared with the same period in 2022, primarily due to higher commercial services revenue, partially offset by lower government services performance. The net unfavorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2023 was $49 million worse than the net favorable impact in the prior year comparable period.
BGS earnings from operations for the three months ended June 30, 2023 increased by $128 million compared with the same period in 2022, primarily due to higher commercial services and government services revenue. The net favorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2023 was $9 million better than the net favorable impact in the prior year comparable period.
Backlog
BGS backlog decreased from $19,338 million as of December 31, 2022 to $18,455 million at June 30, 2023, primarily due to revenue recognized on contracts awarded in prior years.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2023	2022
Net loss	($574)	($1,082)
Non-cash items	2,197	2,320
Changes in assets and liabilities	934	(4,373)
Net cash provided/(used) by operating activities	2,557	(3,135)
Net cash (used)/provided by investing activities	(4,838)	6,231
Net cash used by financing activities	(5,093)	(998)
Effect of exchange rate changes on cash and cash equivalents	2	(71)
Net (decrease)/increase in cash & cash equivalents, including restricted	(7,372)	2,027
Cash & cash equivalents, including restricted, at beginning of year	14,647	8,104
Cash & cash equivalents, including restricted, at end of period	$7,275	$10,131
Operating Activities Net cash provided by operating activities was $2.6 billion during the six months ended June 30, 2023, compared with cash used of $3.1 billion during the same period in 2022. The $5.7 billion improvement is primarily driven by improved changes in assets and liabilities of $5.3 billion and lower net loss of $0.5 billion.
Changes in assets and liabilities for the six months ended June 30, 2023 improved by $5.3 billion compared with the same period in 2022 primarily driven by favorable changes in Advances and progress billings ($3.1 billion), Inventories ($1.0 billion), and Accounts payable ($0.5 billion). Cash provided by Advances and progress billings was $2.2 billion for the six months ended June 30, 2023, as compared with cash used of $0.9 billion during the same period in 2022. Inventory improvements were driven by higher 737 and 787 deliveries. Growth in Accounts payable in 2023 is a source of cash generally reflecting increases in production rates. Concessions paid to 737 MAX customers totaled $0.3 billion and $0.8 billion during the six months ended June 30, 2023 and 2022. The $0.5 billion decrease in net loss is primarily driven by lower charges on BDS development programs recorded during the first half of 2023 as compared to the same period in 2022 and increased earnings at BGS.
Payables to suppliers who elected to participate in supply chain financing programs increased by $0.1 billion for the six months ended June 30, 2023 and 2022. Supply chain financing is not material to our overall liquidity.
Investing Activities Cash used by investing activities was $4.8 billion during the six months ended June 30, 2023, compared with cash provided of $6.2 billion during the same period in 2022. The increase in use of cash during the six months ended June 30, 2023 compared to the same period in 2022 is primarily due to net contributions to investments of $3.9 billion in 2023 compared to net proceeds from investments of $6.8 billion in 2022. In the six months ended June 30, 2023 and 2022, capital expenditures were $0.8 billion and $0.6 billion. We continue to expect capital expenditures in 2023 to be higher than in 2022.
Financing Activities Cash used by financing activities was $5.1 billion during the six months ended June 30, 2023 compared with $1.0 billion during the same period in 2022. During the six months ended June 30, 2023, net repayments on our debt were $5.1 billion compared with $1.0 billion in the same period in 2022.
As of June 30, 2023 the total debt balance was $52.3 billion, down from $57.0 billion at December 31, 2022. At June 30, 2023, $4.6 billion of debt was classified as short-term.

Capital Resources
We expect to be able to fund our cash requirements through cash and short-term investments and cash provided by operations, as well as continued access to capital markets. At June 30, 2023, we had $7.3 billion of cash, $6.5 billion of short-term investments, and $12.0 billion of unused borrowing capacity on revolving credit line agreements. During 2022, we entered into a $5.8 billion 364-day revolving credit agreement expiring in August 2023, a $3.0 billion three-year revolving credit agreement expiring in August 2025, and amended our $3.2 billion five-year revolving credit agreement, which expires in October 2024, primarily to incorporate a LIBOR successor rate. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings one year beyond the aforementioned expiration date. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
Our credit ratings remained unchanged as of June 30, 2023. However, during the first quarter of 2023, Moody's upgraded the outlook on our credit rating from negative to stable primarily driven by an improvement in operating cash flow and a reduction of 737 and 787 aircraft in inventory. We expect to be able to access capital markets if we require additional funding in order to pay off existing debt, address further impacts to our business related to market developments, fund outstanding financing commitments or meet other business requirements. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings, and/or associated changes in demand for our products and services. These risks will be particularly acute if we are subject to further credit rating downgrades. The occurrence of any or all of these events may adversely affect our ability to fund our operations and financing or contractual commitments.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At June 30, 2023, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined in the credit agreements). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $800 million at June 30, 2023. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Loss/Earnings, Core Operating Margin and Core Loss Per Share
Our unaudited condensed consolidated interim financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (GAAP) which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating (loss)/earnings, core operating margin and core loss per share exclude the FAS/CAS service cost adjustment. The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Core loss per share excludes both the FAS/CAS service cost adjustment and non-operating pension and postretirement expenses. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. Pension costs allocated to BDS and BGS businesses supporting government customers are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid.
The Pension FAS/CAS service cost adjustments recognized in (Loss)/earnings from operations were benefits of $445 million and $222 million for the six and three months ended June 30, 2023, compared with benefits of $413 million and $205 million for the same periods in 2022. The higher benefits in 2023 were primarily due to increases in allocated pension cost year over year. The non-operating pension expenses included in Other income, net were benefits of $268 million and $134 million for the six and three months ended June 30, 2023, compared with benefits of $441 million and $221 million for the same periods in 2022. The lower benefits in 2023 were primarily due to higher interest cost and lower expected return on plan assets, offset by lower amortization of net actuarial losses.
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

Reconciliation of Non-GAAP Measures to GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating (loss)/earnings, core operating margin and core loss per share with the most directly comparable GAAP financial measures of (loss)/earnings from operations, operating margins and diluted (loss)/earnings per share.

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2023	2022	2023	2022
Revenues	$37,672	$30,672	$19,751	$16,681
(Loss)/earnings from operations, as reported	($248)	($382)	($99)	$780
Operating margins	(0.7)%	(1.2)%	(0.5)%	4.7%

Pension FAS/CAS service cost adjustment (1)	($445)	($413)	($222)	($205)
Postretirement FAS/CAS service cost adjustment (1)	(137)	(154)	(69)	(79)
FAS/CAS service cost adjustment (1)	($582)	($567)	($291)	($284)
Core operating (loss)/earnings (non-GAAP)	($830)	($949)	($390)	$496
Core operating margins (non-GAAP)	(2.2)%	(3.1)%	(2.0)%	3.0%

Diluted (loss)/earnings per share, as reported	($0.93)	($1.73)	($0.25)	$0.32
Pension FAS/CAS service cost adjustment (1)	(0.73)	(0.70)	(0.37)	(0.35)
Postretirement FAS/CAS service cost adjustment (1)	(0.23)	(0.26)	(0.11)	(0.13)
Non-operating pension expense (2)	(0.45)	(0.74)	(0.22)	(0.37)
Non-operating postretirement expense (2)	(0.05)	(0.05)	(0.02)	(0.02)
Provision for deferred income taxes on adjustments (3)	0.31	0.37	0.15	0.18
Core loss per share (non-GAAP)	($2.08)	($3.11)	($0.82)	($0.37)

Weighted average diluted shares (in millions)	603.9	592.8	605.5	596.4
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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2023 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended June 30, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2023 thru 4/30/2023	8,241	$211.30
5/1/2023 thru 5/31/2023	18,514	201.73
6/1/2023 thru 6/30/2023	1,486	206.60
Total	28,241	$204.78
(1)A total of 28,241 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

THE BOEING COMPANY
(Registrant)

July 26, 2023	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller