Form 10-Q
period 2023-09-30
BOEING CO
filed 2023-10-25
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐ No ☒

As of October 18, 2023, there were 604,976,797 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2023

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Sales of products	$46,661	$38,767	$15,060	$13,331
Sales of services	9,115	7,861	3,044	2,625
Total revenues	55,776	46,628	18,104	15,956

Cost of products	(43,140)	(38,237)	(14,464)	(14,541)
Cost of services	(7,609)	(6,725)	(2,475)	(2,230)
Total costs and expenses	(50,749)	(44,962)	(16,939)	(16,771)
	5,027	1,666	1,165	(815)
Income/(loss) from operating investments, net	45	(27)	28	(24)
General and administrative expense	(3,633)	(2,757)	(1,043)	(1,226)
Research and development expense, net	(2,496)	(2,058)	(958)	(727)
Gain on dispositions, net	1	2
Loss from operations	(1,056)	(3,174)	(808)	(2,792)
Other income, net	919	722	297	288
Interest and debt expense	(1,859)	(1,921)	(589)	(628)
Loss before income taxes	(1,996)	(4,373)	(1,100)	(3,132)
Income tax expense	(216)	(17)	(538)	(176)
Net loss	(2,212)	(4,390)	(1,638)	(3,308)
Less: net loss attributable to noncontrolling interest	(13)	(89)	(2)	(33)
Net loss attributable to Boeing Shareholders	($2,199)	($4,301)	($1,636)	($3,275)

Basic loss per share	($3.64)	($7.24)	($2.70)	($5.49)

Diluted loss per share	($3.64)	($7.24)	($2.70)	($5.49)

Weighted average diluted shares (millions)	605.0	594.0	607.2	596.3
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Net loss	($2,212)	($4,390)	($1,638)	($3,308)
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(29)	(123)	(39)	(71)
Unrealized gain/(loss) on certain investments, net of tax of $0, $0, $0 and $0	1	(2)	1	(2)
Derivative instruments:
Unrealized loss arising during period, net of tax of $17, $46, $10 and $25	(60)	(157)	(35)	(83)
Reclassification adjustment for losses/(gains) included in net loss, net of tax of $0, ($6), ($1) and $2	2	24	4	(6)
Total unrealized loss on derivative instruments, net of tax	(58)	(133)	(31)	(89)
Defined benefit pension plans and other postretirement benefits:
Net actuarial (loss)/gain arising during the period, net of tax of $2, $0, $0 and $0	(5)		1
Amortization of actuarial (gains)/losses included in net periodic pension cost, net of tax of $1, ($129), $0 and ($45)	(6)	469	(2)	155
Amortization of prior service credits included in net periodic pension cost, net of tax of $17, $19, $5 and $7	(61)	(68)	(21)	(22)
Pension and postretirement cost related to our equity method investments, net of tax of $0, $0, $0 and $0		(2)		(2)
Total defined benefit pension plans and other postretirement benefits, net of tax	(72)	399	(22)	131
Other comprehensive (loss)/income, net of tax	(158)	141	(91)	(31)
Comprehensive loss, net of tax	(2,370)	(4,249)	(1,729)	(3,339)
Less: Comprehensive loss related to noncontrolling interest	(13)	(89)	(2)	(33)
Comprehensive loss attributable to Boeing Shareholders, net of tax	($2,357)	($4,160)	($1,727)	($3,306)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2023	December 31 2022
Assets
Cash and cash equivalents	$6,811	$14,614
Short-term and other investments	6,561	2,606
Accounts receivable, net	3,032	2,517
Unbilled receivables, net	9,184	8,634
Current portion of customer financing, net	88	154
Inventories	78,972	78,151
Other current assets, net	2,287	2,847
Total current assets	106,935	109,523
Customer financing, net	963	1,450
Property, plant and equipment, net of accumulated depreciation of $22,085 and $21,442	10,484	10,550
Goodwill	8,069	8,057
Acquired intangible assets, net	2,143	2,311
Deferred income taxes	64	63
Investments	1,061	983
Other assets, net of accumulated amortization of $993 and $949	4,562	4,163
Total assets	$134,281	$137,100
Liabilities and equity
Accounts payable	$11,143	$10,200
Accrued liabilities	21,104	21,581
Advances and progress billings	55,924	53,081
Short-term debt and current portion of long-term debt	4,891	5,190
Total current liabilities	93,062	90,052
Deferred income taxes	218	230
Accrued retiree health care	2,385	2,503
Accrued pension plan liability, net	5,713	6,141
Other long-term liabilities	2,239	2,211
Long-term debt	47,381	51,811
Total liabilities	150,998	152,948
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	10,616	9,947
Treasury stock, at cost — 407,648,773 and 414,671,383 shares	(49,972)	(50,814)
Retained earnings	27,274	29,473
Accumulated other comprehensive loss	(9,708)	(9,550)
Total shareholders’ deficit	(16,729)	(15,883)
Noncontrolling interests	12	35
Total equity	(16,717)	(15,848)
Total liabilities and equity	$134,281	$137,100
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2023	2022
Cash flows – operating activities:
Net loss	($2,212)	($4,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	548	528
Treasury shares issued for 401(k) contribution	1,204	928
Depreciation and amortization	1,380	1,477
Investment/asset impairment charges, net	12	78
Customer financing valuation adjustments	(4)	39
Gain on dispositions, net	(1)	(2)
Other charges and credits, net	(21)	388
Changes in assets and liabilities –
Accounts receivable	(523)	(22)
Unbilled receivables	(547)	(678)
Advances and progress billings	2,963	204
Inventories	(940)	(1,164)
Other current assets	707	(860)
Accounts payable	982	590
Accrued liabilities	(574)	2,416
Income taxes receivable, payable and deferred	73	1,382
Other long-term liabilities	(254)	(114)
Pension and other postretirement plans	(785)	(1,053)
Customer financing, net	472	76
Other	99	232
Net cash provided by operating activities	2,579	55
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(1,096)	(896)
Proceeds from disposals of property, plant and equipment	19	19
Acquisitions, net of cash acquired	(19)
Contributions to investments	(14,485)	(2,773)
Proceeds from investments	10,497	10,182
Other	(157)	(11)
Net cash (used)/provided by investing activities	(5,241)	6,521
Cash flows – financing activities:
New borrowings	55	19
Debt repayments	(5,181)	(1,038)
Stock options exercised	45	39
Employee taxes on certain share-based payment arrangements	(52)	(36)
Other	2
Net cash used by financing activities	(5,131)	(1,016)
Effect of exchange rate changes on cash and cash equivalents	(22)	(134)
Net (decrease)/increase in cash & cash equivalents, including restricted	(7,815)	5,426
Cash & cash equivalents, including restricted, at beginning of year	14,647	8,104
Cash & cash equivalents, including restricted, at end of period	6,832	13,530
Less restricted cash & cash equivalents, included in Investments	21	36
Cash and cash equivalents at end of period	$6,811	$13,494
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the nine months ended September 30, 2023 and 2022
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2022	$5,061	$9,052	($51,861)	$34,408	($11,659)	$153	($14,846)
Net loss				(4,301)		(89)	(4,390)
Other comprehensive income, net of tax of ($70)					141		141
Share-based compensation		528					528
Treasury shares issued for stock options exercised, net		(25)	64				39
Treasury shares issued for other share-based plans, net		(75)	40				(35)
Treasury shares issued for 401(k) contribution		225	703				928
Balance at September 30, 2022	$5,061	$9,705	($51,054)	$30,107	($11,518)	$64	($17,635)

Balance at January 1, 2023	$5,061	$9,947	($50,814)	$29,473	($9,550)	$35	($15,848)
Net loss				(2,199)		(13)	(2,212)
Other comprehensive loss, net of tax of $37					(158)		(158)
Share-based compensation		548					548
Treasury shares issued for stock options exercised, net		(27)	72				45
Treasury shares issued for other share-based plans, net		(82)	63				(19)
Treasury shares issued for 401(k) contribution		497	707				1,204
Subsidiary shares purchased from noncontrolling interests		(267)					(267)
Other changes in noncontrolling interests						(10)	(10)
Balance at September 30, 2023	$5,061	$10,616	($49,972)	$27,274	($9,708)	$12	($16,717)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended September 30, 2023 and 2022
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at July 1, 2022	$5,061	$9,475	($51,319)	$33,382	($11,487)	$97	($14,791)
Net loss				(3,275)		(33)	(3,308)
Other comprehensive loss, net of tax of ($11)					(31)		(31)
Share-based compensation		176					176
Treasury shares issued for stock options exercised, net		(4)	8				4
Treasury shares issued for other share-based plans, net		(3)	2				(1)
Treasury shares issued for 401(k) contribution		61	255				316
Balance at September 30, 2022	$5,061	$9,705	($51,054)	$30,107	($11,518)	$64	($17,635)

Balance at July 1, 2023	$5,061	$10,310	($50,181)	$28,910	($9,617)	$24	($15,493)
Net loss				(1,636)		(2)	(1,638)
Other comprehensive loss, net of tax of $14					(91)		(91)
Share-based compensation		167					167
Treasury shares issued for stock options exercised, net		1					1
Treasury shares issued for other share-based plans, net		(9)	14				5
Treasury shares issued for 401(k) contribution		147	195				342
Other changes in noncontrolling interests						(10)	(10)
Balance at September 30, 2023	$5,061	$10,616	($49,972)	$27,274	($9,708)	$12	($16,717)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Revenues:
Commercial Airplanes	$23,420	$16,755	$7,876	$6,303
Defense, Space & Security	18,187	16,981	5,481	5,307
Global Services	14,278	13,044	4,812	4,432
Unallocated items, eliminations and other	(109)	(152)	(65)	(86)
Total revenues	$55,776	$46,628	$18,104	$15,956
Loss from operations:
Commercial Airplanes	($1,676)	($1,738)	($678)	($622)
Defense, Space & Security	(1,663)	(3,656)	(924)	(2,798)
Global Services	2,487	2,093	784	733
Segment operating loss	(852)	(3,301)	(818)	(2,687)
Unallocated items, eliminations and other	(1,067)	(719)	(271)	(384)
FAS/CAS service cost adjustment	863	846	281	279
Loss from operations	(1,056)	(3,174)	(808)	(2,792)
Other income, net	919	722	297	288
Interest and debt expense	(1,859)	(1,921)	(589)	(628)
Loss before income taxes	(1,996)	(4,373)	(1,100)	(3,132)
Income tax expense	(216)	(17)	(538)	(176)
Net loss	(2,212)	(4,390)	(1,638)	(3,308)
Less: net loss attributable to noncontrolling interest	(13)	(89)	(2)	(33)
Net loss attributable to Boeing Shareholders	($2,199)	($4,301)	($1,636)	($3,275)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 18 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2022 Annual Report on Form 10-K. As discussed further in Note 18, prior period amounts have been reclassified to conform to current period presentation.
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
Long-term Contracts
Substantially all contracts at our Defense, Space & Security (BDS) segment and certain contracts at our Global Services (BGS) segment are long-term contracts with the U.S. government and other customers that generally extend over several years. Changes in estimated revenues, cost of sales, and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a long-term contract’s percentage-of-completion. When the current estimates of total sales and costs for a long-term contract, and/or contractual options that are probable of exercise, indicate a loss, a provision for the entire loss is recognized.
Net cumulative catch-up adjustments to prior periods' revenue and earnings, including certain losses, across all long-term contracts were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Decrease to Revenue	($1,582)	($2,204)	($800)	($1,319)
Increase to Loss from operations	($2,600)	($3,965)	($1,252)	($2,424)
Increase to Diluted loss per share	($4.76)	($6.70)	($3.07)	($4.29)
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
The elements used in the computation of Basic and Diluted loss per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Net loss available to common shareholders	($2,199)	($4,301)	($1,636)	($3,275)
Basic
Basic weighted average shares outstanding	605.0	594.0	607.2	596.3
Less: participating securities(1)	0.3	0.3	0.3	0.3
Basic weighted average common shares outstanding	604.7	593.7	606.9	596.0
Diluted
Diluted weighted average shares outstanding	605.0	594.0	607.2	596.3
Less: participating securities(1)	0.3	0.3	0.3	0.3
Diluted weighted average common shares outstanding	604.7	593.7	606.9	596.0
Net loss per share:
Basic	($3.64)	($7.24)	($2.70)	($5.49)
Diluted	(3.64)	(7.24)	(2.70)	(5.49)
(1)Participating securities include certain instruments in our deferred compensation plan.
The following table represents potential common shares that were not included in the computation of Diluted loss per share because the effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Performance awards		2.1		2.5
Performance-based restricted stock units		0.4		0.4
Restricted stock units		1.3		1.6
Stock options	0.8	0.7	0.7	0.8
In addition, potential common shares of 5.6 million and 3.2 million for the nine months ended September 30, 2023 and 2022 and 6.2 million and 3.5 million for the three months ended September 30, 2023 and 2022 were excluded from the computation of Diluted loss per share, because the effect would have been antidilutive as a result of incurring a net loss in those periods.
Note 3 – Income Taxes
We computed our interim tax provision using an estimated annual effective tax rate, adjusted for discrete items. Our 2023 estimated annual effective tax rate is primarily driven by taxes on non-U.S. operations and an increase to the federal and state valuation allowance. The effective tax rates were (10.8)% and (0.4)% for the nine months ended September 30, 2023 and 2022. The effective tax rate for the three months ended September 30, 2023, was (48.9)% and includes cumulative adjustments to increase tax expense to our current estimate of the annual effective tax rate.
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
Federal income tax audits have been settled for all years prior to 2018. The Internal Revenue Service is currently auditing the 2018-2020 tax years. We are also subject to examination in major state and international jurisdictions for the 2010-2022 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that within the next 12 months, unrecognized tax benefits related to federal tax matters under audit may decrease by up to $620 based on current estimates.
Note 4 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the nine months ended September 30, 2023 and 2022 consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Customer financing	Other assets	Total
Balance at January 1, 2022	($390)	($91)	($62)	($18)	($186)	($747)
Changes in estimates		19	(16)	(38)	(31)	(66)
Write-offs	246	47	1		133	427
Recoveries	5					5
Balance at September 30, 2022	($139)	($25)	($77)	($56)	($84)	($381)

Balance at January 1, 2023	($116)	($23)	($85)	($55)	($88)	($367)
Changes in estimates	(8)	3	15	4	(16)	(2)
Write-offs	27		5			32
Recoveries	4					4
Balance at September 30, 2023	($93)	($20)	($65)	($51)	($104)	($333)
Note 5 – Inventories
Inventories consisted of the following:

	September 30 2023	December 31 2022
Long-term contracts in progress	$237	$582
Commercial aircraft programs	68,551	67,702
Capitalized precontract costs(1)	890	794
Commercial spare parts, used aircraft, general stock materials and other	9,294	9,073
Total	$78,972	$78,151
(1) Capitalized precontract costs at September 30, 2023 and December 31, 2022 includes amounts related to KC-46A Tanker, Commercial Crew, and T-7 Production Options. See Note 9.
Commercial Aircraft Programs
Commercial aircraft programs inventory included approximately 250 737 aircraft at September 30, 2023 and December 31, 2022, and approximately 75 and 100 787 aircraft at September 30, 2023 and December 31, 2022.

At September 30, 2023 and December 31, 2022, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $5,359 and $2,955 and unamortized tooling and other non-recurring costs of $574 and $626. At September 30, 2023, $5,899 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $34 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At September 30, 2023 and December 31, 2022, commercial aircraft programs inventory included the following amounts related to the 777X program: $1,370 and $1,330 of deferred production costs and $3,956 and $3,774 of unamortized tooling and other non-recurring costs. In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. The production pause is resulting in abnormal production costs that are being expensed as incurred until 777X-9 production resumes. We have been gradually restarting the 777X production system and expect all phases to resume during the fourth quarter of 2023. We expensed abnormal production costs of $442 and $213 during the nine months ended September 30, 2023 and 2022. The 777X program has near break-even margins at September 30, 2023.
At September 30, 2023 and December 31, 2022, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $12,188 and $12,689, $1,734 and $1,831 of supplier advances, and $1,531 and $1,722 of unamortized tooling and other non-recurring costs. At September 30, 2023, $13,024 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders and $695 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. We are currently producing at abnormally low rates resulting in abnormal production costs that are being expensed as incurred. We do not expect abnormal costs related to abnormally low production rates to continue beyond September 30, 2023, and we expect the remaining abnormal costs related to inspections and rework to be incurred by the end of 2024. We expensed abnormal production costs of $937 and $925 during the nine months ended September 30, 2023 and 2022.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $3,862 and $3,586 at September 30, 2023 and December 31, 2022.
Note 6 – Contracts with Customers
Unbilled receivables increased from $8,634 at December 31, 2022 to $9,184 at September 30, 2023, primarily driven by revenue recognized at BDS and BGS in excess of billings.
Advances and progress billings increased from $53,081 at December 31, 2022 to $55,924 at September 30, 2023, primarily driven by advances on orders received at Commercial Airplanes (BCA), partially offset by revenue recognized from amounts previously recorded as advances or progress billings at BDS.
Revenues recognized during the nine months ended September 30, 2023 and 2022 from amounts recorded as Advances and progress billings at the beginning of each year were $11,602 and $9,501. Revenues recognized during the three months ended September 30, 2023 and 2022 from amounts recorded as Advances and progress billings at the beginning of each year were $3,717 and $2,687.

Note 7 – Customer Financing
Customer financing consisted of the following:

	September 30 2023	December 31 2022
Financing receivables:
Investment in sales-type/finance leases	$628	$804
Notes	115	385
Total financing receivables	743	1,189
Less allowance for losses on receivables	51	55
Financing receivables, net	692	1,134
Operating lease equipment, at cost, less accumulated depreciation of $72 and $76	359	470
Total	$1,051	$1,604
Financing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price.
At September 30, 2023 and December 31, 2022, $54 and $405 were determined to be uncollectible financing receivables and placed on non-accrual status. The allowance for losses on receivables remained largely unchanged during the nine months ended September 30, 2023.
Our financing receivable balances at September 30, 2023 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2022	2021	2020	2019	Prior	Total
BBB			$2			$26	$28
BB	$56	$32	203	$105	$37	116	549
B					16	96	112
CCC	10		35			9	54
Total carrying value of financing receivables	$66	$32	$240	$105	$53	$247	$743
At September 30, 2023, our allowance for losses related to receivables with ratings of CCC, B, BB, and BBB. We applied default rates that averaged 100.0%, 0.0%, 2.5%, and 0.1%, respectively, to the exposure associated with those receivables.
Customer Financing Exposure
The majority of our gross customer financing portfolio is concentrated in the following aircraft models:

	September 30 2023	December 31 2022
717 Aircraft ($0 and $45 accounted for as operating leases)	$485	$563
747-8 Aircraft (accounted for as sales-type/finance leases)	131	394
737 Aircraft ($149 and $174 accounted for as operating leases)	168	186
777 Aircraft (accounted for as operating leases)	197	209
MD-80 Aircraft (accounted for as sales-type/finance leases)		96
757 Aircraft (accounted for as sales-type/finance leases)	63	107
747-400 Aircraft (accounted for as sales-type/finance leases)	44	46
Operating lease equipment primarily includes large commercial jet aircraft.

Lease income recorded in revenue on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022 included $43 and $52 from sales-type/finance leases, and $45 and $50 from operating leases, of which $4 and $6 related to variable operating lease payments. Lease income recorded in revenue on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 included $14 and $16 from sales-type/finance leases, and $18 and $18 from operating leases, of which $3 and $1 related to variable operating lease payments.
Profit at the commencement of sales-type leases was recorded in revenue for the nine months ended September 30, 2023 and 2022 in the amount of $24 and $16. Customer financing interest income received was $122 and $10 for the nine months ended September 30, 2023 and 2022. Profit at the commencement of sales-type leases was recorded in revenue for the three months ended September 30, 2023 and 2022 in the amount of $4 and $4. Customer financing interest income received was $60 and $4 for the three months ended September 30, 2023 and 2022.
Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2023	December 31 2022
Time deposits	$6,042	$2,093
Equity method investments (1)	1,001	948
Available-for-sale debt investments	498	479
Equity and other investments	60	36
Restricted cash & cash equivalents(2)	21	33
Total	$7,622	$3,589
(1)Dividends received were $28 and $23 during the nine and three months ended September 30, 2023 and $95 and $52 during the same periods in prior year.
(2)Reflects amounts restricted in support of our property sales, workers’ compensation programs, and insurance premiums.
Allowance for losses on available-for-sale debt investments are assessed quarterly. All instruments are considered investment grade, and we have not recognized an allowance for credit losses as of September 30, 2023.
Note 9 – Liabilities, Commitments and Contingencies
737 MAX Customer Concessions and Other Considerations
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the nine months ended September 30, 2023 and 2022.

	2023	2022
Beginning balance – January 1	$1,864	$2,940
Reductions for payments made	(304)	(959)
Reductions for concessions and other in-kind considerations	(55)	(29)
Changes in estimates	(54)	(16)
Ending balance – September 30	$1,451	$1,936
The liability balance of $1.5 billion at September 30, 2023 includes $1.4 billion of contracted customer concessions and other liabilities and $0.1 billion that remains subject to negotiation with customers. The contracted amount includes $0.6 billion expected to be liquidated by lower customer delivery payments, $0.7 billion expected to be paid in cash and $0.1 billion in other concessions. Of the cash payments to customers, we expect to pay $0.3 billion in 2023 and the remaining $0.4 billion in future years. The type of consideration to be provided for the remaining $0.1 billion will depend on the outcomes of negotiations with customers.
Environmental
The following table summarizes changes in environmental remediation liabilities during the nine months ended September 30, 2023 and 2022.

	2023	2022
Beginning balance – January 1	$752	$605
Reductions for payments made, net of recoveries	(46)	(22)
Changes in estimates	149	171
Ending balance – September 30	$855	$754
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2023 and December 31, 2022, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,017 and $1,058.
Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the nine months ended September 30, 2023 and 2022.

	2023	2022
Beginning balance – January 1	$2,275	$1,900
Additions for current year deliveries	121	143
Reductions for payments made	(258)	(305)
Changes in estimates	285	355
Ending balance – September 30	$2,423	$2,093
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
Trade-in commitment agreements at September 30, 2023 have expiration dates from 2023 through 2029. At September 30, 2023 and December 31, 2022 total contractual trade-in commitments were $1,430 and $1,117. As of September 30, 2023 and December 31, 2022, we estimated it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $360 and $286 and the fair value of the related trade-in aircraft was $360 and $286.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $16,499 and $16,105 as of September 30, 2023 and December 31, 2022. The estimated earliest potential funding dates for these commitments as of September 30, 2023 are as follows:

Total
October through December 2023	$30
2024	2,670
2025	3,011
2026	4,786
2027	2,384
Thereafter	3,618
$16,499
As of September 30, 2023, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $274 to certain joint ventures over the next five years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,420 and $5,070 as of September 30, 2023 and December 31, 2022.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days but may extend up to 12 months. At September 30, 2023 and December 31, 2022, Accounts payable included $2.9 billion and $2.5 billion payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4.3 billion program to develop and modify two 747-8 commercial aircraft. During the year ended December 31, 2022, we increased the reach-forward loss on the contract by $1,452. This year we made progress completing engineering and production requirements. During the three months ended September 30, 2023, we increased the reach-forward loss on the contract by $482 driven by engineering changes to support the build and installation process; the resolution of supplier negotiations; and factory performance related to labor instability. While we have provisioned for all of our anticipated costs to complete the contract, risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized nine low rate initial production (LRIP) lots for a total of 124 aircraft. The EMD contract and authorized LRIP lots total approximately $24 billion as of September 30, 2023. During the year ended December 31, 2022, we increased the reach-forward loss on the KC-46A Tanker program by $1,374. During the three months ended March 31, 2023, we increased the reach-forward loss on the KC-46A Tanker program by $245 resulting from factory disruption and additional rework due to a supplier quality issue. As of September 30, 2023, we had approximately $160 of capitalized precontract costs and $150 of potential termination liabilities to suppliers related to unexercised future lots. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that includes development and delivery of seven aircraft and test articles at a contract price of $890. During the year ended December 31, 2022, we increased the MQ-25 reach-forward loss by $579. During the three months ended June 30, 2023, we increased the reach-forward loss by $68 primarily driven by production and flight testing delays for EMD aircraft. During the three months ended September 30, 2023, we increased the reach-forward loss by $71 reflecting higher than anticipated production costs to complete EMD aircraft attributable to recent factory performance. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. During the year ended December 31, 2022, we recorded earnings charges of $203 related to the T-7A Red Hawk fixed-price EMD contract, which had a reach-forward loss at December 31, 2022. The production portion of the contract includes 11 production lots for aircraft and related services for 346 T-7A Red Hawk aircraft that we believe are probable of being exercised. We expect the first production and support contract option to be exercised in 2025. During the year ended December 31, 2022, we increased the reach-forward loss by $552. During the three months ended June 30, 2023, we increased the reach-forward loss by $189 primarily reflecting higher estimated production costs. At September 30, 2023, we had approximately $162 of capitalized precontract costs and $421 of potential termination liabilities to suppliers related to unexercised future lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
National Aeronautics and Space Administration (NASA) has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station. During the second quarter of 2022, we successfully completed the uncrewed Orbital Flight Test. During the year ended December 31, 2022, we increased the reach-forward loss by $288. During the second quarter of 2023, we increased the reach-forward loss by $257 primarily as a result of delaying the crewed flight test previously scheduled for July 2023 following notification by a parachute supplier of an issue identified through testing. We anticipate being ready to launch in early 2024 and are working with NASA to identify a new launch window. At September 30, 2023, we had approximately $191 of capitalized precontract costs and $196 of potential termination liabilities to suppliers related to fixed-price unauthorized future missions. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2023	December 31 2022	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Contingent repurchase commitments	$420	$514	$420	$514
Credit guarantees	15	45			$14	$27
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

Note 11 – Debt
In the third quarter of 2023, we entered into a $3,000 five-year revolving credit agreement expiring in August 2028 and a $800 364-day revolving credit agreement expiring in August 2024. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings until August 2025. The legacy three-year revolving credit agreement expiring in August 2025, which consists of $3,000 of total commitments, and the legacy five-year revolving credit agreement expiring in October 2024, as amended, which consists of $3,200 of total commitments, each remain in effect. As of September 30, 2023, we had $10,000 available under credit line agreements. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Note 12 – Postretirement Plans
The components of net periodic benefit (income)/cost were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2023	2022	2023	2022
Service cost	$3	$2	$1
Interest cost	2,115	1,561	705	$520
Expected return on plan assets	(2,581)	(2,843)	(861)	(948)
Amortization of prior service credits	(61)	(61)	(20)	(20)
Recognized net actuarial loss	125	681	42	227
Settlement/curtailment gain		(4)		(4)
Net periodic benefit income	($399)	($664)	($133)	($225)

Net periodic benefit cost included in Loss from operations	$3	$2	$1
Net periodic benefit income included in Other income, net	(402)	(666)	(134)	($225)
Net periodic benefit income included in Loss before income taxes	($399)	($664)	($133)	($225)

	Nine months ended September 30		Three months ended September 30
Other Postretirement Plans	2023	2022	2023	2022
Service cost	$36	$54	$12	$18
Interest cost	111	73	37	24
Expected return on plan assets	(6)	(8)	(2)	(3)
Amortization of prior service credits	(17)	(26)	(6)	(9)
Recognized net actuarial gain	(132)	(83)	(44)	(27)
Net periodic benefit (income)/cost	($8)	$10	($3)	$3

Net periodic benefit cost included in Loss from operations	$47	$59	$16	$20
Net periodic benefit income included in Other income, net	(44)	(44)	(15)	(15)
Net periodic benefit cost included in Loss before income taxes	$3	$15	$1	$5

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

Note 14 – Shareholders' Equity
Additional Paid-in Capital
During the nine months ended September 30, 2023, Additional paid-in capital included a decrease of $267 largely related to a non-cash transaction to purchase shares in a consolidated subsidiary from the noncontrolling interests.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the nine and three months ended September 30, 2023 and 2022 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments		Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2022	($105)	$1	$6		($11,561)		($11,659)
Other comprehensive loss before reclassifications	(123)	(2)	(157)		(2)		(284)
Amounts reclassified from AOCI			24	(3)	401	(2)	425
Net current period Other comprehensive (loss)/income	(123)	(2)	(133)		399		141
Balance at September 30, 2022	($228)	($1)	($127)		($11,162)		($11,518)

Balance at January 1, 2023	($167)		($24)		($9,359)		($9,550)
Other comprehensive (loss)/income before reclassifications	(29)	$1	(60)		(5)		(93)
Amounts reclassified from AOCI			2		(67)		(65)
Net current period Other comprehensive (loss)/income	(29)	1	(58)		(72)		(158)
Balance at September 30, 2023	($196)	$1	($82)		($9,431)		($9,708)

Balance at June 30, 2022	($157)	$1	($38)		($11,293)		($11,487)
Other comprehensive loss before reclassifications	(71)	(2)	(83)		(2)		(158)
Amounts reclassified from AOCI			(6)		133	(2)	127
Net current period Other comprehensive (loss)/income	(71)	(2)	(89)		131		(31)
Balance at September 30, 2022	($228)	($1)	($127)		($11,162)		($11,518)

Balance at June 30, 2023	($157)		($51)		($9,409)		($9,617)
Other comprehensive (loss)/income before reclassifications	(39)	$1	(35)		1		(72)
Amounts reclassified from AOCI			4		(23)		(19)
Net current period Other comprehensive (loss)/income	(39)	1	(31)		(22)		(91)
Balance at September 30, 2023	($196)	$1	($82)		($9,431)		($9,708)
(1)     Net of tax.
(2)    Primarily relates to amortization of actuarial losses for the nine and three months ended September 30, 2022 totaling $469 and $155 (net of tax of ($129) and ($45)), which are included in the net periodic pension cost.
(3)    Includes losses of $39 (net of tax of ($11)) from cash flow hedges reclassified to Other income, net because the forecasted transactions are not probable of occurring.

Note 15 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, commodity swaps and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain expected sales and purchases through 2031. We use commodity derivatives, such as fixed-price purchase commitments and swaps to hedge against potentially unfavorable price changes for commodities used in production. Our commodity contracts hedge forecasted transactions through 2028.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2023	December 31 2022	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	$2,800	$2,815	$21	$23	($118)	($122)
Commodity contracts	520	602	85	115	(22)	(9)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	463	462	7	5	(35)	(42)
Commodity contracts	103	412		2	(2)	(1)
Total derivatives	$3,886	$4,291	$113	$145	($177)	($174)
Netting arrangements			(27)	(33)	27	33
Net recorded balance			$86	$112	($150)	($141)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
(Losses)/gains associated with our hedging transactions and forward points recognized in Other comprehensive (loss)/income are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Recognized in Other comprehensive (loss)/income, net of taxes:
Foreign exchange contracts	($30)	($186)	($41)	($82)
Commodity contracts	(30)	29	6	(1)

Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Foreign exchange contracts
Revenues		$1		$1
Costs and expenses	($11)	9	($5)	(1)
General and administrative expense	(21)	(14)	2	(7)
Commodity contracts
Costs and expenses	24	18	(3)	11
General and administrative expense	6	6	1	4
During the nine months ended September 30, 2022, we reclassified losses associated with certain cash flow hedges of $50 from AOCI to Other income, net because it became probable the forecasted transactions would not occur. Losses related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the nine months ended September 30, 2023 and 2022.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $43 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facility, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at September 30, 2023 was $32. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At September 30, 2023, there was no collateral posted related to our derivatives.

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

	September 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$1,604	$1,604			$1,797	$1,797
Available-for-sale debt investments:
Commercial paper	292		$292		256		$256
Corporate notes	170		170		195		195
U.S. government agencies	36		36		47		47
Other equity investments	35	35			10	10
Derivatives	86		86		112		112
Total assets	$2,223	$1,639	$584		$2,417	$1,807	$610
Liabilities
Derivatives	($150)		($150)		($141)		($141)
Other	(2)			($2)
Total liabilities	($152)		($150)	($2)	($141)		($141)
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
Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2023		2022
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($11)		($31)
Customer financing assets			$47	(7)
Property, plant and equipment				(19)
Other assets and Acquired intangible assets		(1)	1	(21)
Total		($12)	$48	($78)
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2023
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$283	$294		$294
Liabilities
Debt, excluding finance lease obligations	(52,031)	(47,481)		(47,481)

	December 31, 2022
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$385	$403		$403
Liabilities
Debt, excluding finance lease obligations	(56,794)	(52,856)		(52,856)
The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2023 and December 31, 2022. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

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
Note 18 – Segment and Revenue Information
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
Our primary profitability measurement to review a segment’s operating results is Loss from operations. We operate in three reportable segments: BCA, BDS, and BGS. All other activities fall within Unallocated items, eliminations and other. See page 7 for the Summary of Business Segment Data, which is an integral part of this note.
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
BCA revenues by customer location consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Revenue from contracts with customers:
Europe	$4,443	$2,869	$1,050	$615
Latin America and Caribbean	629	1,586	425	450
Asia	3,978	3,318	1,623	1,291
Middle East	2,723	1,297	1,257	209
Other non-U.S.	1,090	918	212	350
Total non-U.S. revenues	12,863	9,988	4,567	2,915
United States	10,435	6,680	3,260	3,317
Estimated potential concessions and other considerations to 737 MAX customers, net	54	16	28	33
Total revenues from contracts with customers	23,352	16,684	7,855	6,265
Intersegment revenues eliminated on consolidation	68	71	21	38
Total segment revenues	$23,420	$16,755	$7,876	$6,303

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	99%	99%	99%	99%
BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Revenue from contracts with customers:
U.S. customers	$14,686	$12,493	$4,348	$3,711
Non-U.S. customers(1)	3,501	4,488	1,133	1,596
Total segment revenue from contracts with customers	$18,187	$16,981	$5,481	$5,307

Revenue recognized over time	99%	99%	99%	99%

Revenue recognized on fixed-price contracts	57%	60%	54%	54%

Revenue from the U.S. government(1)	91%	90%	94%	91%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Revenue from contracts with customers:
Commercial	$8,218	$7,111	$2,799	$2,474
Government	5,793	5,692	1,919	1,882
Total revenues from contracts with customers	14,011	12,803	4,718	4,356
Intersegment revenues eliminated on consolidation	267	241	94	76
Total segment revenues	$14,278	$13,044	$4,812	$4,432

Revenue recognized at a point in time	51%	50%	52%	51%

Revenue recognized on fixed-price contracts	87%	88%	88%	88%

Revenue from the U.S. government(1)	31%	33%	30%	32%
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
Our backlog at September 30, 2023 was $469,178. We expect approximately 21% to be converted to revenue through 2024 and approximately 71% through 2027, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue due to timing of 737 and 787 deliveries from inventory and timing of entry into service of the 777X, 737-7 and/or 737-10.
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

	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Share-based plans	($33)	($64)	$5	$44
Deferred compensation	(71)	204	25	38
Amortization of previously capitalized interest	(71)	(71)	(24)	(24)
Research and development expense, net	(222)	(161)	(73)	(43)
Eliminations and other unallocated items	(670)	(627)	(204)	(399)
Unallocated items, eliminations and other	($1,067)	($719)	($271)	($384)

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

	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Pension FAS/CAS service cost adjustment	$663	$621	$218	$208
Postretirement FAS/CAS service cost adjustment	200	225	63	71
FAS/CAS service cost adjustment	$863	$846	$281	$279
Assets
Segment assets are summarized in the table below:

	September 30 2023	December 31 2022
Commercial Airplanes	$77,083	$76,825
Defense, Space & Security	15,232	14,426
Global Services	16,206	16,149
Unallocated items, eliminations and other	25,760	29,700
Total	$134,281	$137,100
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
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2023, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 25, 2023

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
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Revenues	$55,776	$46,628	$18,104	$15,956

GAAP
Loss from operations	($1,056)	($3,174)	($808)	($2,792)
Operating margins	(1.9)%	(6.8)%	(4.5)%	(17.5)%
Effective income tax rate	(10.8)%	(0.4)%	(48.9)%	(5.6)%
Net loss attributable to Boeing Shareholders	($2,199)	($4,301)	($1,636)	($3,275)
Diluted loss per share	($3.64)	($7.24)	($2.70)	($5.49)

Non-GAAP (1)
Core operating loss	($1,919)	($4,020)	($1,089)	($3,071)
Core operating margins	(3.4)%	(8.6)%	(6.0)%	(19.2)%
Core loss per share	($5.35)	($9.31)	($3.26)	($6.18)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 48-50 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Commercial Airplanes	$23,420	$16,755	$7,876	$6,303
Defense, Space & Security	18,187	16,981	5,481	5,307
Global Services	14,278	13,044	4,812	4,432
Unallocated items, eliminations and other	(109)	(152)	(65)	(86)
Total	$55,776	$46,628	$18,104	$15,956
Revenues for the nine months ended September 30, 2023 increased by $9,148 million compared with the same period in 2022 driven by higher revenues at all three operating segments. Commercial Airplanes (BCA) revenues increased by $6,665 million primarily driven by higher 787 and 737 deliveries. Global Services (BGS) revenues increased by $1,234 million primarily due to higher commercial services revenue driven by market recovery across the commercial portfolio. Defense, Space & Security (BDS) revenues increased by $1,206 million primarily due to lower charges on development programs and higher revenues on space and proprietary programs.
Revenues for the three months ended September 30, 2023 increased by $2,148 million compared with the same period in 2022 driven by higher revenues at all three operating segments. BCA revenues increased by $1,573 million driven by higher 787 deliveries, partially offset by lower 737 deliveries. BGS revenues increased by $380 million due to higher commercial services revenue driven by market recovery across the commercial portfolio. BDS revenues increased by $174 million compared with the same period in 2022. BDS net unfavorable cumulative contract catch-up adjustments were $540 million better than the comparable period in the prior year primarily due lower charges on development programs, partially offset by the KC-46A Tanker Lot 8 award in the third quarter of 2022.
Revenues will continue to be significantly impacted until the global supply chain stabilizes, labor instability diminishes, and deliveries ramp up.
Loss from Operations
The following table summarizes Loss from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Commercial Airplanes	($1,676)	($1,738)	($678)	($622)
Defense, Space & Security	(1,663)	(3,656)	(924)	(2,798)
Global Services	2,487	2,093	784	733
Segment operating loss	(852)	(3,301)	(818)	(2,687)
Pension FAS/CAS service cost adjustment	663	621	218	208
Postretirement FAS/CAS service cost adjustment	200	225	63	71
Unallocated items, eliminations and other	(1,067)	(719)	(271)	(384)
Loss from operations (GAAP)	($1,056)	($3,174)	($808)	($2,792)
FAS/CAS service cost adjustment *	(863)	(846)	(281)	(279)
Core operating loss (Non-GAAP) **	($1,919)	($4,020)	($1,089)	($3,071)
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating loss is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 48-50.
Loss from operations for the nine months ended September 30, 2023 decreased by $2,118 million compared with the same period in 2022. BDS loss from operations decreased by $1,993 million compared to the same period in 2022 primarily due to a reduction in net unfavorable cumulative contract catch-up adjustments, which were $2,483 million better than the net unfavorable impact in the prior year comparable period. BCA loss from operations decreased by $62 million reflecting higher 737 and 787 deliveries and lower other period expenses, partially offset by higher spending on research and development and higher abnormal production costs. BGS earnings from operations increased by $394 million primarily due to higher commercial services revenue, partially offset by lower government services performance and unfavorable mix.
Loss from operations for the three months ended September 30, 2023 decreased by $1,984 million compared to the same period in 2022. BDS loss from operations decreased by $1,874 million compared with the same period in 2022. The year over year decrease reflects a reduction in net unfavorable cumulative contract catch-up adjustments, which were $1,891 million better than the net unfavorable impact in the prior year comparable period. BGS earnings from operations increased by $51 million primarily due to higher commercial services revenue. BCA loss from operations increased by $56 million reflecting higher spending on research and development, partially offset by lower other period expenses.

Core operating loss for the nine and three months ended September 30, 2023 decreased by $2,101 million and $1,982 million, respectively, compared with the same periods in 2022. The changes in core operating loss were primarily due to changes in Segment operating loss as described above.
For information related to Postretirement Plans, see Note 12 to our Condensed Consolidated Financial Statements.

Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other expense/(income) are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Share-based plans	($33)	($64)	$5	$44
Deferred compensation	(71)	204	25	38
Amortization of previously capitalized interest	(71)	(71)	(24)	(24)
Research and development expense, net	(222)	(161)	(73)	(43)
Eliminations and other unallocated items	(670)	(627)	(204)	(399)
Unallocated items, eliminations and other	($1,067)	($719)	($271)	($384)
Share-based plans expense for the nine months ended September 30, 2023 decreased by $31 million compared with the same period in 2022 due to fewer share-based grants in 2023. Share-based plans income for the three months ended September 30, 2023 decreased by $39 million compared with the same period in 2022 primarily due to the timing of corporate allocations.
Deferred compensation expense of $71 million for the nine months ended September 30, 2023 compared with income of $204 million in the same period in 2022 is driven by broad stock market conditions and changes in our stock price. Deferred compensation income of $25 million for the three months ended September 30, 2023 compared with $38 million in the same period in 2022 is primarily driven by broad stock market conditions.
Research and development expense for the nine and three months ended September 30, 2023 increased by $61 million and $30 million compared with the same period in 2022 due to spending on enterprise product development.
Eliminations and other unallocated items expense for the nine and three months ended September 30, 2023 increased by $43 million and decreased by $195 million, respectively, compared with the same periods in 2022. The decrease in the third quarter of 2023 reflects a $200 million settlement in the third quarter of 2022 with the Securities and Exchange Commission related to the 737 MAX accidents.
Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Loss from operations	($1,056)	($3,174)	($808)	($2,792)
Other income, net	919	722	297	288
Interest and debt expense	(1,859)	(1,921)	(589)	(628)
Loss before income taxes	(1,996)	(4,373)	(1,100)	(3,132)
Income tax expense	(216)	(17)	(538)	(176)
Net loss from continuing operations	(2,212)	(4,390)	(1,638)	(3,308)
Less: net loss attributable to noncontrolling interest	(13)	(89)	(2)	(33)
Net loss attributable to Boeing Shareholders	($2,199)	($4,301)	($1,636)	($3,275)
Other income, net for the nine and three months ended September 30, 2023 increased by $197 million and $9 million compared with the same period in 2022 primarily due to higher interest income on short-term investments reflecting higher investment balances and interest rates, partially offset by a decrease in non-operating pension income. For information on changes related to non-operating pension and postretirement expenses, see Note 12 to our Condensed Consolidated Financial Statements.

Other income, net for the nine months ended September 30, 2022 included losses of $50 million that were associated with certain cash flow hedges reclassified from Accumulated other comprehensive loss because it was probable the forecasted transactions would not occur. This also contributed to the increase in Other income, net in 2023.
Interest and debt expense for the nine and three months ended September 30, 2023 was lower compared with the same period in the prior year primarily as a result of lower debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2023	2022	Change	2023	2022	Change
Cost of sales	$50,749	$44,962	$5,787	$16,939	$16,771	$168
Cost of sales as a % of Revenues	91.0%	96.4%	(5.4)%	93.6%	105.1%	(11.5)%
Cost of sales for the nine and three months ended September 30, 2023 increased by $5,787 million and $168 million, or 13% and 1%, respectively, compared with the same periods in 2022, primarily due to higher revenues at all three operating segments. Cost of sales as a percentage of Revenues decreased during the nine and three months ended September 30, 2023 compared with the same periods in 2022 primarily due to lower charges on BDS development programs.

Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Commercial Airplanes	$1,538	$1,102	$623	$409
Defense, Space & Security	652	706	232	240
Global Services	84	89	30	35
Other	222	161	73	43
Total	$2,496	$2,058	$958	$727
Research and development expense increased by $438 million and $231 million during the nine and three months ended September 30, 2023 compared to the same period in 2022, primarily due to higher research and development expenditures on the 777X program as well as other BCA and enterprise investments in product development.
Backlog

(Dollars in millions)	September 30 2023	December 31 2022
Commercial Airplanes	$392,105	$329,824
Defense, Space & Security	57,802	54,373
Global Services	18,441	19,338
Unallocated items, eliminations and other	830	846
Total Backlog	$469,178	$404,381

Contractual backlog	$446,199	$381,977
Unobligated backlog	22,979	22,404
Total Backlog	$469,178	$404,381
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the nine months ended September 30, 2023 was primarily due to increases in BCA and BDS backlog. If we remain unable to deliver 737 aircraft in China for an extended period of time, and/or entry into service of the 777X, 737-7 and/or 737-10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Unobligated backlog was largely unchanged during the nine months ended September 30, 2023.
Additional Considerations
The Continuing Resolution (CR) enacted on September 30, 2023, continues federal funding at fiscal year 2023 appropriated levels through November 17, 2023. Congress and the President must enact either full-year fiscal year 2024 (FY24) appropriations bills or an additional CR to fund government departments and agencies after November 17, 2023, or a government shutdown could result. We rely on the U.S. government in various aspects of our defense, commercial, and services businesses. In the event of a shutdown, requirements to furlough employees in the U.S. Department of Defense (U.S. DoD), the Department of Transportation or other government agencies could result in payment delays, impair our ability to perform work on existing contracts or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays. There is uncertainty regarding which government functions would shut down or continue operations during a lapse in appropriations, and corresponding uncertainty regarding the extent or magnitude of potential impacts to our operations.
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
Beginning in June 2018, the U.S. Government imposed tariffs on steel and aluminum imports. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. The U.S. has subsequently reached agreements with Mexico, Canada, Japan, the United Kingdom, and the European Union to ease or remove tariffs on steel and/or aluminum. We continue to monitor the potential for any extra costs that may result from the remaining global tariffs.
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
The current conflict in Israel and the Gaza Strip has the potential to impact certain of our suppliers, and has already impacted some operations for our airline and lessor customers. We are closely monitoring developments, supporting our employees and customers, and will take mitigating actions as appropriate.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
See Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report on Form 10-K for a discussion of the airline industry environment.

Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Revenues	$23,420	$16,755	$7,876	$6,303
Loss from operations	($1,676)	($1,738)	($678)	($622)
Operating margins	(7.2)%	(10.4)%	(8.6)%	(9.9)%
Revenues
BCA revenues increased by $6,665 million for the nine months ended September 30, 2023 compared with the same period in 2022 primarily driven by higher 787 and 737 deliveries. BCA revenues increased by $1,573 million for the three months ended September 30, 2023 compared with the same period in 2022 driven by higher 787 deliveries, partially offset by lower 737 deliveries.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first nine months of 2023	286	(6)	1	17	(6)	17	50	371
Deliveries during the first nine months of 2022	277	(10)	3	21	(10)	18	9	328
Deliveries during the third quarter of 2023	70	(1)		8	(5)	8	19	105
Deliveries during the third quarter of 2022	88	(2)		9	(3)	6	9	112
Cumulative deliveries as of 9/30/2023	8,418		1,573	1,288		1,718	1,087
Cumulative deliveries as of 12/31/2022	8,132		1,572	1,271		1,701	1,037
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $1,676 million for the nine months ended September 30, 2023 compared with $1,738 million in the same period in 2022 reflecting higher 737 and 787 deliveries and lower other period expenses, partially offset by higher spending on research and development and higher abnormal production costs. Abnormal production costs for the nine months ended September 30, 2023 were $1,379 million, including $937 million related to the 787 program and $442 million related to the 777X program. Abnormal production costs for the nine months ended September 30, 2022 were $1,326 million, including $925 million related to the 787 program, $213 million related to the 777X program and $188 million related to the 737 program.
BCA loss from operations was $678 million for the three months ended September 30, 2023 compared with $622 million in the same period in 2022 reflecting higher spending on research and development, partially offset by lower other period expenses. Abnormal production costs for the three months ended September 30, 2023 were $424 million, including $244 million related to the 787 program and $180 million related to the 777X program. Abnormal production costs for the three months ended September 30, 2022 were $441 million, including $330 million related to the 787 program and $111 million related to the 777X program.

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
BCA total backlog increased from $329,824 million as of December 31, 2022 to $392,105 million at September 30, 2023 reflecting new orders in excess of deliveries and a decrease in the value of existing orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog, partially offset by order cancellations. Aircraft order cancellations during the nine months ended September 30, 2023 totaled $11,612 million and primarily relate to 737 and 777X aircraft. The net ASC 606 adjustments for the nine months ended September 30, 2023 resulted in an increase to backlog of $17,871 million due to a net decrease of 777X and 737 aircraft, partially offset by an increase in 787 aircraft in the ASC 606 reserve. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. If we remain unable to deliver 737 aircraft in China for an extended period of time, and/or entry into service of the 777X, 737-7 and/or 737-10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.
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

	Program
As of 9/30/2023	737	747	767	777	777X	787	†
Program accounting quantities	11,200	1,574	1,279	1,790	400	1,600
Undelivered units under firm orders	4,031		104	53	318	666	(8)
Cumulative firm orders	12,449	1,573	1,392	1,771	318	1,753

As of 12/31/2022	737	747	767	777	777X	787	†
Program accounting quantities	10,800	1,574	1,267	1,790	400	1,600
Undelivered units under firm orders	3,653	1	106	69	244	505	(8)
Cumulative firm orders	11,785	1,573	1,377	1,770	244	1,542
† Boeing customer financing aircraft orders are identified in parentheses.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 400 units during the nine months ended September 30, 2023 due to the program's normal progress of obtaining additional orders and delivering airplanes.
Return-to-service of the China 737 MAX fleet is largely complete. In April 2023, the Civil Aviation Administration of China released the second 737 Aircraft Evaluation Report, which was another step toward resuming deliveries. We continue to work with airlines and government officials to resume airplane deliveries to customers in China, however, there continues to be uncertainty regarding timing.

We have approximately 250 aircraft in inventory as of September 30, 2023, including 85 aircraft for customers in China. We continue to expect to deliver most of the aircraft in inventory by the end of 2024. In the event that we are unable to resume aircraft deliveries in China and/or ramp up deliveries consistent with our assumptions, our expectation of delivery timing could be impacted.
In April 2023, our fuselage supplier notified us that a non-standard manufacturing process was used on two fittings in the aft fuselage section of certain 737-7, 737-8 and 737 military derivative aircraft. There is not a safety of flight issue and the in-service fleet can continue operating safely. While this impacted deliveries in the second quarter, newly-built aircraft now meet our specifications.
During the third quarter of 2023, we discovered non-conforming holes in the aft pressure dome of certain 737-7, 737-8 and 737 military derivative aircraft. We are working with our fuselage supplier to rework non-conforming fuselages and ensure newly built aircraft meet our specifications. There is not an immediate safety of flight issue and the in-service fleet can continue operating safely. Inspections and rework have begun on completed aircraft and resulted in lower than expected deliveries in the third quarter of 2023.
The recent non-conformance has also disrupted and slowed the production of newly built aircraft including the planned transition from 31 per month to 38 per month, which is now expected by the end of 2023.
We are following the lead of the Federal Aviation Administration (FAA) as we work through the certification process of the 737-7 and 737-10 models. We continue to expect the 737-7 to be certified in 2023 with first delivery in 2024. We continue to expect the 737-10 to begin FAA certification flight testing in 2023 with first delivery in 2024. In 2022, we provisioned for the estimated costs associated with safety enhancements that will be required on all new 737 MAX aircraft and previously delivered 737 MAX aircraft one year and three years after the issuance of a type certificate for the 737-10, respectively. We do not expect those costs to be material. If we experience delays in achieving certification and/or incorporating safety enhancements, future revenues, cash flows and results of operations could be adversely impacted.
See further discussion of the 737 MAX in Note 9 to our Condensed Consolidated Financial Statements.
747 Program We completed production of the 747 in the fourth quarter of 2022 and delivery of the last aircraft occurred in February 2023. Ending production of the 747 did not have a material impact on our financial position, results of operations or cash flows.
767 Program The accounting quantity for the 767 program increased by 12 units during the three months ended September 30, 2023 due to the program's normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. The commercial program has near break-even gross margins. We are currently producing at a rate of 3 aircraft per month.
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
In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023. We implemented the production pause during the second quarter of 2022, and continue to expect abnormal production costs of approximately $1.0 billion that are being period expensed as incurred until 777X-9 production resumes. We have been gradually restarting the 777X production system and expect all phases to resume during the fourth quarter of 2023. Cumulative abnormal costs recorded through September 30, 2023 totaled $767 million including $442 million of abnormal costs expensed during the nine months ended September 30, 2023.

The 777X program has near break-even gross margins at September 30, 2023. The level of profitability on the 777X program will be subject to a number of factors. These factors include production disruption due to labor instability and supply chain disruption, customer negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, contraction of the accounting quantity and potential risks associated with the testing program and the timing of aircraft certification. One or more of these factors could result in reach-forward losses on the 777X program in future periods.
787 Program We continue to conduct inspections and rework on undelivered 787 aircraft due to production quality issues, including in our supply chain. We have implemented changes in the production process designed to ensure that newly-built airplanes meet our specifications and do not require further inspections and rework. Deliveries were temporarily paused in late February 2023 pending validation of our prior analysis. We received FAA authorization to resume deliveries in March. At September 30, 2023 and December 31, 2022, we had approximately 75 and 100 aircraft in inventory and expect to deliver most by the end of 2024.
We are currently transitioning the production rate from 4 per month to 5 per month. In the third quarter of 2021, we determined that production rates below 5 per month represented abnormally low production rates and result in abnormal production costs that are required to be expensed as incurred. We also determined that the inspections and rework costs on inventoried aircraft are excessive and should also be accounted for as abnormal production costs. Cumulative abnormal costs recorded through September 30, 2023 totaled $2.6 billion and our estimate of total abnormal costs increased from $2.8 billion to $3.0 billion in the third quarter of 2023 primarily due to supply chain disruption. We do not expect abnormal costs related to abnormally low production rates to continue beyond September 30, 2023, and we expect the remaining abnormal costs related to inspections and rework to be incurred by the end of 2024. We continue to work with customers and suppliers regarding timing of future deliveries and production rate changes.
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging, such as the 737 and 787 production issues and associated rework. In addition, the introduction of new aircraft and derivatives, such as the 777X and 737-7 and 737-10, involves increased risks associated with meeting development, production and certification schedules. These challenges include increased global regulatory scrutiny of all development aircraft in the wake of the 737 MAX accidents. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include the following: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors due to changes in the inflation rate or other economic indicators, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, achieving anticipated cost reductions, the addition of regulatory requirements in connection with certification in one or more jurisdictions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier claims or assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
In March 2023, the U.S. government released the President's budget request for FY24, which requested $842 billion in funding for the U.S. DoD and $27 billion for the National Aeronautics and Space Administration (NASA). The President's budget request does not request funding for F/A-18, V-22, or P-8 production aircraft. The P-8 program continues to pursue U.S. and non-U.S. sales opportunities.
In addition, there is ongoing uncertainty with respect to program-level appropriations for the U.S. DoD, NASA and other government agencies for FY24 and beyond. U.S. government discretionary spending, including defense spending, is likely to continue to be subject to pressure. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows.
Non-U.S. Defense Environment Overview The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At September 30, 2023, 29% of BDS backlog was attributable to non-U.S. customers.
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Revenues	$18,187	$16,981	$5,481	$5,307
Loss from operations	($1,663)	($3,656)	($924)	($2,798)
Operating margins	(9.1)%	(21.5)%	(16.9)%	(52.7%)
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

Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
F/A-18 Models	16	11	3	3
F-15 Models	6	9		4
T-7A Red Hawk	1		1
CH-47 Chinook (New)	8	10	1	1
CH-47 Chinook (Renewed)	7	6	3	2
AH-64 Apache (New)	17	20	5	7
AH-64 Apache (Remanufactured)	38	36	9	8
MH-139	1	4	1	4
P-8 Models	7	10	2	4
KC-46 Tanker	4	9	3	1
Commercial Satellites	3	2		2
Total	108	117	28	36
Revenues
BDS revenues for the nine months ended September 30, 2023 increased by $1,206 million compared with the same period in 2022 primarily due to lower charges on development programs and higher revenues on space and proprietary programs. Net unfavorable cumulative contract catch-up adjustments for the nine months ended September 30, 2023 were $676 million better than the comparable period in the prior year largely due to lower charges on development programs in 2023, partially offset by unfavorable performance on other programs.
BDS revenues for the three months ended September 30, 2023 increased by $174 million compared with the same period in 2022. Net unfavorable cumulative contract catch-up adjustments for the three months ended September 30, 2023 were $540 million better than the comparable period in the prior year primarily due lower charges on development programs, partially offset by the KC-46A Tanker Lot 8 award in the third quarter of 2022.
Loss From Operations
BDS loss from operations was $1,663 million for the nine months ended September 30, 2023 compared with $3,656 million in the same period in 2022 primarily due to a reduction in net unfavorable cumulative contract catch-up adjustments, which were $2,483 million better than the net unfavorable impact in the prior year comparable period. The reduction in unfavorable cumulative contract catch-up adjustments included $2,983 million related to the five large fixed-price development programs, partially offset by a $500 million increase in net unfavorable cumulative catch-up adjustments on the remaining portfolio and lower margins on several programs in 2023 than the comparable period in the prior year. During the nine months ended September 30, 2023, losses incurred on the five development programs totaled $1,446 million compared with $4,429 million in the same period in 2022. Additionally, operations were impacted by continued labor instability, development technical challenges and supply chain disruption across other programs including F-15 and satellites. Results in 2023 were also affected by the $315 million impact of satellite contract discussed below. Higher period expenses also contributed to the loss from operations in 2023.
BDS loss from operations was $924 million for the three months ended September 30, 2023 compared with $2,798 million in the same period in 2022. The year over year decrease reflects a reduction in net unfavorable cumulative contract catch-up adjustments, which were $1,891 million better than the net unfavorable impact in the prior year comparable period. During the third quarter of 2023, losses incurred on development programs totaled $618 million compared with $2,762 million in the same period in 2022. These reductions were partially offset by lower margins on several programs including F-15 and satellites reflecting continued labor instability, development technical challenges and supply chain disruption. During the three months ended September 30, 2023, we recorded earnings charges of $315 million resulting from a customer agreement. The charge includes estimated customer considerations as well as increased costs to enhance the constellation and meet lifecycle commitments.
See further discussion of fixed-price contracts in Note 9 to our Condensed Consolidated Financial Statements.
BDS loss from operations includes our share of earnings from equity method investments of $34 million and $24 million for the nine and three months ended September 30, 2023 compared with equity earnings of $2 million for the nine months ended September 30, 2022 and equity loss of $38 million for the three months ended September 30, 2022.
Backlog
BDS backlog increased from $54,373 million as of December 31, 2022 to $57,802 million at September 30, 2023, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
Additional Considerations
Our BDS business includes a variety of development programs which have complex design and technical challenges. Some of these programs have cost-type contracting arrangements. In these cases, the associated financial risks are primarily reduced award or incentive fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Examples of these programs include Ground-based Midcourse Defense, Proprietary and Space Launch System programs.
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

Global Services
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Revenues	$14,278	$13,044	$4,812	$4,432
Earnings from operations	$2,487	$2,093	$784	$733
Operating margins	17.4%	16.0%	16.3%	16.5%
Revenues
BGS revenues for the nine months ended September 30, 2023 increased by $1,234 million compared with the same period in 2022 primarily due to higher commercial services revenue driven by market recovery across the commercial portfolio. The net unfavorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2023 was $54 million worse than the net favorable impact in the prior year comparable period.
BGS revenues for the three months ended September 30, 2023 increased by $380 million compared with the same period in 2022 primarily due to higher commercial services revenue driven by market recovery across the commercial portfolio. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2023 was $21 million worse than the net favorable impact in the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the nine months ended September 30, 2023 increased by $394 million compared with the same period in 2022, primarily due to higher commercial services revenue, partially offset by lower government services performance and unfavorable mix. The net unfavorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2023 was $60 million worse than the net favorable impact in the prior year comparable period.
BGS earnings from operations for the three months ended September 30, 2023 increased by $51 million compared with the same period in 2022, primarily due to higher commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2023 was $11 million worse than the net unfavorable impact in the prior year comparable period.
Backlog
BGS backlog decreased from $19,338 million as of December 31, 2022 to $18,441 million at September 30, 2023, primarily due to revenue recognized on contracts awarded in prior years.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2023	2022
Net loss	($2,212)	($4,390)
Non-cash items	3,118	3,436
Changes in assets and liabilities	1,673	1,009
Net cash provided by operating activities	2,579	55
Net cash (used)/provided by investing activities	(5,241)	6,521
Net cash used by financing activities	(5,131)	(1,016)
Effect of exchange rate changes on cash and cash equivalents	(22)	(134)
Net (decrease)/increase in cash & cash equivalents, including restricted	(7,815)	5,426
Cash & cash equivalents, including restricted, at beginning of year	14,647	8,104
Cash & cash equivalents, including restricted, at end of period	$6,832	$13,530
Operating Activities Net cash provided by operating activities was $2.6 billion during the nine months ended September 30, 2023, compared with $0.1 billion during the same period in 2022. The $2.5 billion improvement is primarily driven by increases in Advances and progress billings in 2023, partially offset by an income tax refund received in 2022.
During the nine months ended September 30, 2023, cash provided by Advances and progress billings was $3.0 billion as compared with $0.2 billion during the same period in 2022. This improvement was partially offset by an unfavorable change in Accrued liabilities of $3.0 billion, primarily driven by higher accrued losses on BDS fixed-price development programs recorded in the prior year and a $1.5 billion income tax refund received during the third quarter of 2022. Concessions paid to 737 MAX customers totaled $0.3 billion and $1.0 billion during the nine months ended September 30, 2023 and 2022.
Payables to suppliers who elected to participate in supply chain financing programs increased by $0.4 billion during the nine months ended September 30, 2023 and decreased by $0.1 billion during the nine months ended September 30, 2022. Supply chain financing is not material to our overall liquidity.
Investing Activities Cash used by investing activities was $5.2 billion during the nine months ended September 30, 2023, compared with cash provided of $6.5 billion during the same period in 2022. The increase in use of cash during the nine months ended September 30, 2023 compared to the same period in 2022 is primarily due to net contributions to investments of $4.0 billion in 2023 compared to net proceeds from investments of $7.4 billion in 2022. In the nine months ended September 30, 2023 and 2022, capital expenditures were $1.1 billion and $0.9 billion. We continue to expect capital expenditures in 2023 to be higher than in 2022.
Financing Activities Cash used by financing activities was $5.1 billion during the nine months ended September 30, 2023 compared with $1.0 billion during the same period in 2022. During the nine months ended September 30, 2023, net repayments on our debt were $5.1 billion compared with $1.0 billion in the same period in 2022.
As of September 30, 2023 the total debt balance was $52.3 billion, down from $57.0 billion at December 31, 2022. At September 30, 2023, $4.9 billion of debt was classified as short-term.
Capital Resources
We expect to be able to fund our cash requirements through cash and short-term investments and cash provided by operations, as well as continued access to capital markets. At September 30, 2023, we had $6.8 billion of cash, $6.6 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. In the third quarter of 2023, we entered into a $3.0 billion five-year revolving credit agreement expiring in August 2028 and a $0.8 billion 364-day revolving credit agreement expiring in August 2024. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings until August 2025. The legacy three-year revolving credit agreement expiring in August 2025, which consists of $3.0 billion of total commitments, and the legacy five-year revolving credit agreement expiring in October 2024, as amended, which consists of $3.2 billion of total commitments, each remain in effect. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
Our credit ratings remained unchanged as of September 30, 2023. During the third quarter of 2023, S&P upgraded the outlook on our credit rating from negative to stable primarily driven by improving deliveries and expected increases in production. In October 2023, Fitch upgraded our credit rating outlook from stable to positive driven by declining inventory levels, improving production and delivery profile, growing backlog, and forecasted positive free cash flow. During the first quarter of 2023, Moody's upgraded the outlook on our credit rating from negative to stable primarily driven by an improvement in operating cash flow and a reduction of 737 and 787 aircraft in inventory.
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
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At September 30, 2023, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined in the credit agreements). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $855 million at September 30, 2023. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.
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
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $663 million and $218 million for the nine and three months ended September 30, 2023, compared with benefits of $621 million and $208 million for the same periods in 2022. The higher benefits in 2023 were primarily due to increases in allocated pension cost year over year. The non-operating pension expenses included in Other income, net were benefits of $402 million and $134 million for the nine and three months ended September 30, 2023, compared with benefits of $666 million and $225 million for the same periods in 2022. The lower benefits in 2023 were primarily due to higher interest cost and lower expected return on plan assets, offset by lower amortization of net actuarial losses.
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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Revenues	$55,776	$46,628	$18,104	$15,956
Loss from operations, as reported	($1,056)	($3,174)	($808)	($2,792)
Operating margins	(1.9)%	(6.8)%	(4.5)%	(17.5)%

Pension FAS/CAS service cost adjustment (1)	($663)	($621)	($218)	($208)
Postretirement FAS/CAS service cost adjustment (1)	(200)	(225)	(63)	(71)
FAS/CAS service cost adjustment (1)	($863)	($846)	($281)	($279)
Core operating loss (non-GAAP)	($1,919)	($4,020)	($1,089)	($3,071)
Core operating margins (non-GAAP)	(3.4)%	(8.6)%	(6.0)%	(19.2)%

Diluted loss per share, as reported	($3.64)	($7.24)	($2.70)	($5.49)
Pension FAS/CAS service cost adjustment (1)	(1.10)	(1.04)	(0.36)	(0.35)
Postretirement FAS/CAS service cost adjustment (1)	(0.33)	(0.38)	(0.10)	(0.12)
Non-operating pension expense (2)	(0.66)	(1.13)	(0.23)	(0.37)
Non-operating postretirement expense (2)	(0.07)	(0.07)	(0.02)	(0.03)
Provision for deferred income taxes on adjustments (3)	0.45	0.55	0.15	0.18
Core loss per share (non-GAAP)	($5.35)	($9.31)	($3.26)	($6.18)

Weighted average diluted shares (in millions)	605.0	594.0	607.2	596.3
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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2023 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2023 thru 7/31/2023	9,832	$215.14
8/1/2023 thru 8/31/2023	7,131	226.67
9/1/2023 thru 9/30/2023	4,230	215.79
Total	21,193	$219.15
(1)A total of 21,193 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

3.1	By-Laws of the Boeing Company, as amended and restated, effective August 29, 2023 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated August 29, 2023)

10.1
364-Day Credit Agreement, dated as of August 24, 2023, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. and JPMorgan Chase Bank N.A., as joint lead arrangers and joint book managers (Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 24, 2023)

10.2
Five-Year Credit Agreement, dated as of August 24, 2023, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Citibank N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book managers (Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 24, 2023)

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

THE BOEING COMPANY
(Registrant)

October 25, 2023	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller