Form 10-K
period 2023-12-31
BOEING CO
filed 2024-01-31
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Registrant’s telephone number, including area code (703)-465-3500

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, there were 602,885,744 common shares outstanding held by non-affiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $127.3 billion.
The number of shares of the registrant’s common stock outstanding as of January 24, 2024 was 610,135,205.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2023.

THE BOEING COMPANY
Index to the Form 10-K
For the Fiscal Year Ended December 31, 2023

PART I
Item 1. Business
The Boeing Company, together with its subsidiaries (herein referred to as “Boeing,” the “Company,” “we,” “us,” “our”), is one of the world’s major aerospace firms.
We are organized based on the products and services we offer. We operate in three reportable segments:
•Commercial Airplanes (BCA);
•Defense, Space & Security (BDS);
•Global Services (BGS).
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
Global Services Segment
This segment provides services to our commercial and defense customers worldwide. Global Services sustains aerospace platforms and systems with a full spectrum of products and services, including supply chain and logistics management, engineering, maintenance and modifications, upgrades and conversions, spare parts, pilot and maintenance training systems and services, technical and maintenance documents, and data analytics and digital services.
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
Human Capital
As of December 31, 2023 and 2022, Boeing’s total workforce was approximately 171,000 and 156,000 with 14% and 13% located outside of the U.S.
As of December 31, 2023, our workforce included approximately 57,000 union members. Our principal collective bargaining agreements and their current status are summarized in the following table:

Union	Percent of our Employees Represented	Status of Major Agreements with Union
The International Association of Machinists and Aerospace Workers (IAM)	21%	We have two major agreements; one with IAM District 751 (Washington) expiring in September 2024 and one with IAM District 837 (Missouri) expiring in July 2025.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	10%	We have two major agreements; one with SPEEA Professional and one with SPEEA Technical, both expiring in October 2026.
The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	1%	We have one major agreement with UAW District 1069 (Pennsylvania) expiring in April 2027.
Guided by our values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential. We are committed to diverse representation across all levels of our workforce to reflect the vibrant and thriving diversity of the communities in which we live and work. In May 2023, we released our third Global Equity, Diversity and Inclusion report with our workforce composition. As of December 2022, our global workforce was comprised of approximately 24% women, and our U.S. workforce was comprised of 35% racial and ethnic minorities and 15% U.S. veterans. We also support Business Resource Groups open to all employees with more than 15,000 participants across 176 chapters globally that focus on gender, race and ethnicity, generations, gender identity, sexual orientation, disability or veteran status. These groups help foster inclusion among all teammates, build awareness, recruit and retain a diverse workforce and support the company in successfully operating in a global, multicultural business environment.
To attract and retain the best-qualified talent, we offer competitive benefits, including market-competitive compensation, healthcare, paid time off, parental leave, retirement benefits, tuition assistance, employee skills development, leadership development and rotation programs. In 2023, our voluntary resignation rate was approximately 3%. Additionally, we hired approximately 23,000 new employees in 2023 for critical skills and had an offer acceptance rate of 82%.
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

We are committed to supporting our employees’ continuous development of professional, technical and leadership skills through access to digital learning resources and through partnerships with leading professional/technical societies and organizations around the world. For 2023, Boeing employees completed approximately 6.9 million hours of learning. We offer the ability for our people to pursue degree programs, professional certificates and individual courses in strategic fields of study from approximately 500 accredited colleges and universities, online and across the globe through our tuition assistance program. Approximately 13,000 Boeing employees leveraged these programs in 2023.
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
Competition
The commercial jet aircraft market and the airline industry remain extremely competitive. We face aggressive international competitors who are intent on increasing their market share, such as Airbus and entrants from China. We are focused on improving our products and processes and continuing cost reduction efforts. We intend to continue to compete with other aircraft manufacturers by providing customers with airplanes and services that deliver superior design, safety, quality, efficiency and value to customers around the world.
BDS faces strong competition primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Technologies Corporation, General Dynamics Corporation and SpaceX. Non-U.S. companies such as BAE Systems and Airbus Group continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2024.
The commercial and defense services markets are extremely challenging and are made up of many of the same strong U.S. and non-U.S. competitors facing BCA and BDS along with other competitors in those markets. BGS leverages our extensive services network offering products and services which span the life cycle of our defense and commercial aircraft programs: training, fleet services and logistics, maintenance and engineering, modifications and upgrades, as well as the daily cycle of gate-to-gate operations. BGS expects the market to remain highly competitive in 2024, and intends to grow market share by leveraging a high level of customer satisfaction and productivity.
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
Commercial Aircraft. In the U.S., our commercial aircraft products are required to comply with FAA regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. On January 10, 2024, the FAA notified us that it has initiated an investigation into our quality control system. This was followed by the FAA announcing actions to increase its oversight of us, including conducting (1) an audit involving the 737-9 production line and suppliers to evaluate compliance with approved quality procedures, (2) increased monitoring of 737-9 in-service events, and (3) an assessment of safety risks around delegated authority and quality oversight, and examination of options to move these functions under independent third parties. On January 24, 2024, the FAA stated that it will not approve production rate increases or additional production lines for the 737 MAX until it is satisfied that we are in full compliance with required quality control procedures. New aircraft models and new derivative aircraft are required to obtain FAA certification prior to entry into service. Outside the U.S., similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Union Aviation Safety Agency.
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
Raw Materials, Parts and Subassemblies
We are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. As a result of the Russia Ukraine war, we ceased purchasing titanium from Russia. This has not disrupted our operations as we have been able to use inventory on hand and identify alternative sources. Many major components and product equipment items are procured or subcontracted on a sole-source basis. We continue to work with a small number of sole-source suppliers to ensure continuity of supply for certain items.

Suppliers
We are dependent upon the ability of a large number of U.S. and non-U.S. suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at our anticipated costs. While we maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments has and could continue to adversely affect product quality, production schedules and program/contract profitability, thereby jeopardizing our ability to fulfill commitments to our customers. We are also dependent on the availability of energy sources, such as electricity, at affordable prices. The current conflict in Israel and the Gaza Strip has the potential to impact certain of our suppliers, and has impacted some operations for our airline and lessor customers. We are closely monitoring developments, supporting our employees and customers, and will take mitigating actions as appropriate.
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
Item 1A. Risk Factors
An investment in our common stock or debt securities involves risks and uncertainties, and our actual results and future trends may differ materially from our past or projected future performance. We urge investors to consider carefully the risk factors described below in evaluating the information contained in this report.
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
We enter into firm fixed-price aircraft sales contracts with indexed price escalation clauses, which could subject us to losses if we have cost overruns or if increases in our costs exceed the applicable escalation rate. Commercial aircraft sales contracts are often entered into years before the aircraft are delivered. In order to help account for economic fluctuations between the contract date and delivery date, aircraft pricing generally consists of a fixed amount as modified by price escalation formulas derived from labor, commodity and other price indices. Our revenue estimates are based on current expectations with respect to these escalation formulas, but the actual escalation amounts are outside of our control. Escalation factors can fluctuate significantly from period to period. Changes in escalation amounts can significantly impact revenues and operating margins in our BCA business.
We derive a significant portion of our revenues from a limited number of commercial airlines. We can make no assurance that any customer will exercise purchase options, fulfill existing purchase commitments or purchase additional products or services from us. In addition, fleet decisions, airline consolidations or financial challenges involving any of our major commercial airline customers could significantly reduce our revenues and limit our opportunity to generate profits from those customers. Airlines also are experiencing increased fuel and other costs, and the global economy has experienced high inflation.
Our Commercial Airplanes business depends on our ability to maintain a healthy production system, ensure every airplane in our production system conforms to exacting specifications,

achieve planned production rate targets, successfully develop and certify new aircraft or new derivative aircraft, and meet or exceed stringent performance and reliability standards.
The commercial aircraft business is extremely complex, involving extensive coordination and integration with U.S. and non-U.S. suppliers, highly-skilled labor performed by thousands of employees of ours and other partners, and stringent and evolving regulatory requirements and performance and reliability standards. We have experienced and may continue to experience production quality issues, including in our supply chain.
On January 10, 2024, the FAA notified us that it has initiated an investigation into our quality control system. This was followed by the FAA announcing actions to increase its oversight of us, including conducting (1) an audit involving the 737-9 production line and suppliers to evaluate compliance with approved quality procedures, (2) increased monitoring of 737-9 in-service events, and (3) an assessment of safety risks around delegated authority and quality oversight, and examination of options to move these functions under independent third parties. On January 24, 2024, the FAA stated that it will not approve production rate increases or additional production lines for the 737 MAX until it is satisfied that we are in full compliance with required quality control procedures. We are currently unable to reasonably estimate what impact the January 5, 2024 Alaska Airlines accident and the related FAA actions will have on our financial position, results of operations and cash flows.
The introduction of new aircraft programs and/or derivatives, such as the 777X, 737-7 and 737-10, involves risks associated with meeting development, testing, certification and production schedules. We are following the lead of the FAA as we work through the certification process, and the FAA will ultimately determine the timing of certification and entry into service. In addition, the development schedules of the 737-7 and 737-10 could be impacted by actions resulting from the Alaska Airlines accident. If we experience delays in achieving certification and/or incorporating safety enhancements, our financial position, results of operations and cash flows would be adversely impacted.
A number of our customers have contractual remedies, including compensation for late deliveries or rights to reject individual airplane deliveries based on delivery delays. Delays on the 737, 777X and 787 programs have resulted in, and may continue to result in, customers having the right to terminate orders, be compensated for late deliveries and/or substitute orders for other Boeing aircraft.
We must minimize disruption caused by production changes, achieve operational stability and implement productivity improvements in order to meet customer demand and maintain our profitability. We have previously announced plans to adjust production rates on several of our commercial aircraft programs. In addition, we continue to seek opportunities to reduce the costs of building our aircraft, including working with our suppliers to reduce supplier costs, identifying and implementing productivity improvements and optimizing how we manage inventory. If production rate changes at any of our commercial aircraft assembly facilities are delayed or create significant disruption to our production system, or if our suppliers cannot timely deliver components that comply with design specifications to us at the cost and rates necessary to achieve our targets, we may be unable to meet delivery schedules and/or the financial performance of one or more of our programs may suffer.
Operational challenges impacting the production system for one or more of our commercial aircraft programs could result in additional production delays and/or failure to meet customer demand for new aircraft, either of which would negatively impact our revenues and operating margins. Our commercial aircraft production system is extremely complex. Operational issues, including delays or defects in supplier components, failure to meet internal performance plans, or delays or failures to achieve required regulatory approval, could result in additional out-of-sequence work and increased production costs, as well as delayed deliveries to customers, impacts to aircraft performance and/or increased warranty or fleet support costs. We and our suppliers are experiencing supply chain disruptions and constraints, labor instability and inflationary pressures. We continue to monitor the health and stability of the supply chain. These factors have and may continue to reduce overall productivity and adversely impact our financial position, results of operations and cash flows.
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
Changes in levels of U.S. government defense spending or acquisition priorities, as well as significant delays in U.S. government appropriations, could negatively impact our business, financial position and results of operations.
We derive a substantial portion of our revenue from the U.S. government, primarily from defense related programs with the United States Department of Defense (U.S. DoD). Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors such as the evolving nature of the national security threat environment, U.S. national security strategy, U.S. foreign policy, the domestic political environment, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills. The government may also constrain discretionary spending by instituting enforceable spending caps.
The timeliness of annual appropriations for U.S. government departments and agencies remains a recurrent risk. Congress may fund government departments and agencies with one or more continuing resolutions, which could delay new programs or competitions and/or negatively impact the execution of certain program activities. A lapse in appropriations for government departments or agencies would result in a full or partial government shutdown, which could impact our operations. In the event of a prolonged shutdown, requirements to furlough employees in the U.S. DoD, the Department of Transportation, including the FAA, or other government agencies could result in payment delays, impair our ability to deliver commercial airplanes or perform work on existing contracts, delays in the certification of new aircraft or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays. There is uncertainty regarding which government functions would shut down or continue operations during a lapse in appropriations, and corresponding uncertainty regarding the extent or magnitude of potential impacts to our operations. For additional information on U.S. government appropriations and budgets, see “Management’s Discussion & Analysis - Additional Considerations - U.S. Government Funding” on page 28 of this Form 10-K.
In addition, there continues to be uncertainty with respect to future acquisition priorities and program-level appropriations for the U.S. DoD and other government agencies (including NASA), including changes to national security and defense priorities, and tension between modernization investments, sustainment investments, and investments in new technologies or emergent capabilities. Future investment priority changes or budget cuts, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs or future program opportunities. Any of these impacts could have a material effect on our financial position, results of operations and/or cash flows.
As a result of the significant ongoing uncertainty with respect to both U.S. defense spending and the evolving nature of the national security threat environment, we also expect the U.S. DoD to continue to emphasize affordability, innovation, cybersecurity and delivery of technical data and software in its procurement processes, including the implementation of cybersecurity compliance requirements on the Defense Industrial Base, for which the supply chain may not be fully prepared. If we and our suppliers are unable to adjust to these changing acquisition priorities and policies, our revenues and market share could be impacted.
Our ability to deliver products and services that satisfy customer requirements is heavily dependent on the performance and financial stability of our subcontractors and suppliers, as well as on the availability of highly skilled labor, raw materials and other components.
We rely on other companies, including U.S. and non-U.S. subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. Many of our suppliers are experiencing inflationary pressures, as well as resource constraints and disruptions due to production quality issues, global supply chain constraints, and labor instability. If one or more of our suppliers or subcontractors continue to experience financial difficulties, delivery delays or other performance problems, we may be unable to meet commitments to our customers and our financial position, results of operations and cash flows may continue to be adversely impacted. In addition, if one or more of the raw materials on which we depend (such as aluminum, titanium or composites) becomes unavailable to us or our suppliers, or is available only at very high prices, we may be unable to deliver one or more of our products in a timely fashion or at budgeted costs. We continue proactively working to ensure sufficient material and parts to avoid potential near-term production disruptions, while also working to mitigate the risk of future impacts from disruptions to our supply chain. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geopolitical developments, or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.
Some of our and our suppliers’ workforces are represented by labor unions, which may lead to work stoppages.
Approximately 57,000 employees, which constitute 33% of our total workforce, were union represented as of December 31, 2023 under collective bargaining agreements with varying durations and expiration dates. For additional information on our principal collective bargaining agreements, see “Business – Human Capital” on page 2 of this Form 10-K. We experienced a work stoppage in 2008 when a labor strike halted commercial aircraft and certain BDS program production. We may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our union relationships, currently with 10 U.S. labor organizations and 4 non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in managing our workforce and operations. Union actions at suppliers can also affect us. Work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and result in lower revenues.
Competition within our markets and with respect to our products and services may reduce our future contracts and sales.
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
In 2023, non-U.S. customers, which include foreign military sales (FMS), accounted for approximately 42% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. We are subject to risks of doing business internationally, including:
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
While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future. For example, since 2018, the U.S. and China have imposed tariffs on each other’s imports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. We are mitigating import costs through Duty Drawback Customs procedures. Overall, the U.S.-China trade relationship remains stalled as economic and national security concerns continue to be a challenge. China is a significant market for commercial aircraft and we have long-standing relationships with our Chinese customers, who represent a key component of our commercial aircraft backlog. If we are unable to deliver aircraft to customers in China consistent with our assumptions and/or obtain additional orders from China in the future, we may experience reduced deliveries and/or lower market share. Impacts from future potential deterioration in geopolitical or trade relations between the U.S. and one or more other countries could have a material adverse impact on our financial position, results of operations and/or cash flows.

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
With respect to each of our commercial aircraft programs, inventoriable production costs (including overhead), program tooling and other non-recurring costs and routine warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts limited by the ability to make reasonably dependable estimates. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced and (c) the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs for the total program. Several factors determine accounting quantity, including firm orders, letters of intent from prospective customers and market studies. Changes to customer or model mix, production costs and rates, learning curve, changes to price escalation indices, costs of derivative aircraft, supplier performance, customer and supplier negotiations/settlements, supplier claims and/or certification issues can impact these estimates. In addition, on development programs such as the 777X, 737-7 and 737-10 we are subject to risks with respect to the timing and conditions of aircraft certification, including potential gaps between when aircraft are certified in various jurisdictions, changes in certification processes and our estimates with respect to the timing of future certifications, which could have an impact on overall program status. Any such change in estimates relating to program accounting may adversely affect future financial performance.
Because of the significance of the judgments and estimation processes described above, materially different revenues and profit amounts could be recorded if we used different assumptions, revised our estimates, or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis – Critical Accounting Estimates – Accounting for Long-term Contracts/Program Accounting” on pages 46 - 47 and Note 1 to our Consolidated Financial Statements on pages 57 - 67 of this Form 10-K.
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
In 2023, 37% of our revenues were earned pursuant to U.S. government contracts, which include Foreign Military Sales (FMS) through the U.S. government. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.
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
The U.S. government may modify, curtail or terminate one or more of our contracts. The U.S. government contracting party may modify, curtail or terminate its contracts and subcontracts with us, without prior notice and either at its convenience or for default based on performance. In addition, funding pursuant to our U.S. government contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to changes in U.S. national security strategy and/or priorities, fiscal constraints, including enforceable spending caps, a sequester or a lack of funding available to pay incurred obligations, or for other reasons. Further uncertainty with respect to ongoing programs could also result in the event that the U.S. government finances its operations through temporary funding measures such as “Continuing Resolutions” rather than full-year appropriations. Any loss or anticipated loss or reduction of expected funding and/or modification, curtailment or termination of one or more large programs could have a material adverse effect on our financial position, results of operations and/or cash flows.
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
Our BDS and BGS defense businesses generated approximately 58% and 65% of their 2023 revenues from fixed-price contracts. While fixed-price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. For example, during the year ended December 31, 2023, BDS recorded $1,585 million of additional losses on its five most significant fixed-price development programs (Commercial Crew, KC-46A Tanker, MQ-25, T-7A Red Hawk, and VC-25B Presidential Aircraft). We continue to experience production disruptions and inefficiencies due to technical challenges, supplier disruption and factory performance. These factors have contributed to significant earnings charges on a number of fixed-price development programs which are expected to adversely affect cash flows in future periods, and may result in future earnings charges and adverse cash flow effects. Production and supplier disruptions, inefficiencies, technical challenges, quality issues and labor instability also contributed to lower earnings on fixed-price production programs in 2023. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. The long-term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance, which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.
Estimating costs to complete fixed-price development contracts is generally subject to more uncertainty than fixed-price production contracts. Many of these development programs have highly complex designs and technical challenges. In addition, technical or quality issues could lead to schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition.
We enter into cost-type contracts, which also carry risks.
Our BDS and BGS defense businesses generated approximately 42% and 35% of their 2023 revenues from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily reduced award or incentive fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Examples of programs with cost-type contracts include Ground-based Midcourse Defense, Proprietary and Space Launch System programs.
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
We rely extensively on information technology systems and networks to operate our company and meet our business objectives. We face various cyber security threats, including attempts to gain unauthorized access to our systems and networks, denial-of-service attacks, threats to our information technology infrastructure, ransomware and phishing attacks, and attempts to gain unauthorized access to our company-, customer- and employee-sensitive information. These threats come from a variety of actors some of which are highly organized and sophisticated such as nation-state actors and criminal enterprises. In addition, the techniques used in cyberattacks evolve rapidly, including from emerging technologies, such as advanced forms of automation and artificial intelligence. As cyber threats increase in volume and sophistication, the risk to the security of these systems and networks – and to the confidentiality, integrity, and availability of the data they house – continues to evolve, requiring constant vigilance and concerted, company-wide risk management efforts.
A cyber-related attack or security breach, whether experienced directly or through our supply chain or third party-service providers, could, among other serious consequences, result in loss of intellectual property; allow unauthorized access to or cause the publication of various categories of sensitive, proprietary or customer data; cause disruption or degradation of our business operations; compromise our products or services; and/or result in reputational harm. To address these risks, we maintain an extensive network of technical security controls, policy enforcement mechanisms, monitoring systems, contractual arrangements, tools and related services, and management and Board oversight. While these measures are designed to prevent, detect, respond to, and mitigate unauthorized activity, there is no guarantee that they will be sufficient to prevent or mitigate the risk of a cyber-related attack or incident, or allow us to detect, report or respond adequately in a timely manner.
We have experienced, and may in the future experience, whether directly or through our supply chain, third-party service providers or other channels, cybersecurity incidents. While prior cyber-related attacks and incidents (including those at our wholly-owned subsidiaries Boeing Distribution, Inc. in 2023 and Jeppesen Inc. in 2022) have not materially affected our business strategy, results of operations or financial condition, there is no guarantee that a future cyber-related attack or incident would not result in significant operational, regulatory, or financial impacts that could materially affect our business strategy, results of operations or financial condition.
In addition, we manage information and information technology systems for certain customers and suppliers. Many of these customers and suppliers face similar security threats. If we were unable to protect against the unauthorized access, release or corruption of our customers’ or suppliers’ confidential, classified or personally identifiable information, we could suffer a loss of business, face regulatory actions or face financial or other losses that could materially affect our business strategy, results of operations or financial condition.
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

Risks Related to Legal and Regulatory Matters
The outcome of litigation and of government inquiries and investigations involving our business is unpredictable, and an adverse decision in any such matter could have a material effect on our financial position and results of operations.
We are involved in a number of litigation matters. These matters may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits, or future lawsuits, could have a material impact on our financial position and results of operations. In addition, we are subject to extensive regulation under the laws of the United States and its various states, as well as other jurisdictions in which we operate and/or market our products. As a result, we are sometimes subject to government inquiries and investigations due, among other things, to our business relationships with the U.S. government, the heavily regulated nature of our industry, and in the case of environmental proceedings, our current or past ownership of certain property. Any such inquiry or investigation could result in an adverse ruling against us, which could have a material impact on our financial position, results of operations and/or cash flows.
Our operations expose us to the risk of material environmental liabilities.
We are subject to various U.S. federal, state, local and non-U.S. laws and regulations related to environmental protection, including the discharge, treatment, storage, disposal and remediation of pollutants, hazardous substances and wastes. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In some cases, we are subject to such costs due to environmental impacts attributable to our current or past manufacturing operations or the operations of companies we have acquired. In other cases, we are subject to such costs due to an indemnification agreement between us and a third party relating to such environmental liabilities. In all cases, our current liabilities and ongoing cost assessments are based on current laws and regulations. New laws and regulations, more stringent enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation requirements could result in additional costs. For additional information relating to environmental contingencies, see Note 13 to our Consolidated Financial Statements.
We may be adversely affected by global climate change or by legal, regulatory or market responses to such change.
Increasing stakeholder environmental, social and governance (ESG) expectations, physical and transition risks associated with climate change, emerging ESG regulation, contractual requirements, and policy requirements may pose risk to our market outlook, brand and reputation, financial outlook, cost of capital, global supply chain and production continuity, which may impact our ability to achieve long-term business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our products, require new or additional investments in production systems or product designs, result in additional carbon offset investments or otherwise negatively impact our business and/or competitive position. Increasingly stringent aircraft performance standards and requirements including but not limited to manufacturing and product air pollutant emissions, potential carbon pricing mechanisms, and sustainability disclosure requirements in the U.S. and other jurisdictions may result in increased costs or reputational risks and could limit our ability to manufacture and/or market certain of our products at acceptable costs, or at all. For example, certain jurisdictions including the State of California and the European Union have enacted legislation which would require more stringent greenhouse gas emissions and climate risk reporting. Physical impacts of climate change, increasing global chemical restrictions and bans, and water and waste requirements may drive increased costs to us and our suppliers and impact our production continuity and data facilities.
Finally, from time to time, in alignment with our sustainability priorities, we establish and publicly announce goals and commitments to improve our environmental performance, such as our operational goals in areas of GHG emissions, energy, water and waste. If we fail to achieve or inadequately report our progress toward achieving such goals and commitments, the resulting negative publicity could adversely affect our reputation and/or our access to capital.
Risks Related to Financing and Liquidity
We may be unable to obtain debt to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms or in sufficient amounts.
We depend, in part, upon the issuance of debt to fund our operations and contractual commitments. As of December 31, 2023, our debt totaled $52.3 billion of which approximately $17.7 billion of principal payments on outstanding debt will become due over the next three years. In addition, as of December 31, 2023, our airplane financing commitments totaled $17.0 billion. If we require additional funding in order to pay off existing debt, address further impacts to our business related to market developments, fund outstanding financing commitments or meet other business requirements, our market liquidity may not be sufficient. These risks will be particularly acute if we are subject to further credit rating downgrades such as those we experienced in 2020. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings and/or changes in demand for our products and services. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual or financing commitments.
Substantial pension and other postretirement benefit obligations have a material impact on our earnings, shareholders’ equity and cash flows from operations, and could have significant adverse impacts in future periods.
Many of our employees have earned benefits under defined benefit pension plans. Potential pension contributions include both mandatory amounts required under the Employee Retirement Income Security Act and discretionary contributions to improve the plans' funded status. The extent of future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions as well as on our annual pension costs and/or result in a significant change to shareholders' equity. For U.S. government contracts, we allocate pension costs to individual contracts based on U.S. Cost Accounting Standards, which can also affect contract profitability. We also provide other postretirement benefits to certain of our employees, consisting principally of health care coverage for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management's Discussion and Analysis – Critical Accounting Estimates – Pension Plans” on pages 47 - 48 of this Form 10-K. Although under Generally Accepted Accounting Principles in the United States of America (GAAP) the timing of periodic pension and other postretirement benefit expense and plan contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or stock we would contribute to our plans.

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
A significant portion of our customer financing portfolio, which is comprised of financing receivables and operating lease equipment, is concentrated among certain customers and in distinct geographic regions. Our portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably 717 aircraft, and among customers that we believe have less than investment-grade credit. If one or more customers holding a significant portion of our portfolio assets experiences financial difficulties or otherwise defaults on or does not renew its leases with us at their expiration, and we are unable to redeploy the aircraft on reasonable terms, or if the types of aircraft that are concentrated in our portfolio suffer greater than expected declines in value, our financial position, results of operations and/or cash flows could be materially adversely affected.
Item 1B. Unresolved Staff Comments
Not applicable
Item 1C. Cybersecurity
Risk Management and Strategy
Our cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats; effective management of security risks; and resiliency against incidents. Our cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, employee training, contractual arrangements, tools and related services from third-party providers, and management oversight to assess, identify and manage material risks from cybersecurity threats. We implement risk-based controls to protect our information, the information of our customers, suppliers, and other third parties, our information systems, our business operations, and our products and related services. We have adopted security-control principles based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework, other industry-recognized standards, and contractual requirements, as applicable. We also leverage government partnerships, industry and government associations, third-party benchmarking, the results from regular internal and third-party audits, threat intelligence feeds, and other similar resources to inform our cybersecurity processes and allocate resources.
We maintain security programs that include physical, administrative and technical safeguards, and we maintain plans and procedures whose objective is to help us prevent and timely and effectively respond to cybersecurity threats or incidents. Through our cybersecurity risk management process, we continuously monitor cybersecurity vulnerabilities and potential attack vectors to company systems as well as our aerospace products and services, and we evaluate the potential operational and financial effects of any threat and of cybersecurity countermeasures made to defend against such threats. We continue to integrate our cyber practice into our Enterprise Risk Management program and our Compliance Risk Management program, both of which are overseen by our Board of Directors and provide central, standardized frameworks for identifying and tracking cyber-related business and compliance risks across the Company. Risks from cybersecurity threats to our products and services are also overseen by our Board of Directors. In addition, we periodically engage third-party consultants to assist us in assessing, enhancing, implementing, and monitoring our cybersecurity risk management programs and responding to any incidents.
As part of our cybersecurity risk management process, we conduct “tabletop” exercises during which we simulate cybersecurity incidents to ensure that we are prepared to respond to such an incident and to highlight any areas for potential improvement in our cyber incident preparedness. These exercises are conducted at both the technical level and senior management level, which has included participation by a member of our Board of Directors. In addition, all employees are required to pass a mandatory cybersecurity training course on an annual basis and receive monthly phishing simulations to provide “experiential learning” on how to recognize phishing attempts.
We have established a cybersecurity supply chain risk management program, which is a cross-functional program that forms part of our Enterprise Risk Management program and is supported by our security, compliance, and supply chain organizations. Through this evolving program, we assess the risks from cybersecurity threats that impact select suppliers and third-party service providers with whom we share personal identifying and confidential information. We continue to evolve our oversight processes to mature how we identify and manage cybersecurity risks associated with the products or services we procure from such suppliers. We generally require our suppliers to adopt security-control principles based on industry-recognized standards.
We have experienced, and may in the future experience, whether directly or through our supply chain or other channels, cybersecurity incidents. While prior incidents have not materially affected our business strategy, results of operations or financial condition, and although our processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that a future cyber incident would not materially affect our business strategy, results of operations or financial condition. See “Risks Related to Cybersecurity and Business Disruptions” in “Risk Factors” on page 14 of this Form 10-K.
Governance
Our Board of Directors has overall responsibility for risk oversight, with its committees assisting the Board in performing this function based on their respective areas of expertise. Our Board of Directors has delegated oversight of risks related to cybersecurity to two Board committees, the Audit Committee and the Aerospace Safety Committee, and each committee reports on its activities and findings to the full Board after each meeting. The Audit Committee is charged with reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks. Our Chief Information Officer and Senior Vice President, Information Technology & Data Analytics (CIO) and our Chief Security Officer (CSO) provide presentations to the Audit Committee on cybersecurity risks at each of its bimonthly meetings. These briefings include assessments of cyber risks, the threat landscape, updates on incidents, and reports on our investments in cybersecurity risk mitigation and governance. In addition, the Audit Committee has designated one of its members with expertise in cyber risk management to meet regularly with management and review our cybersecurity strategy and key initiatives and progress toward our objectives. In the event of a potentially material cybersecurity event, the Chair of the Audit Committee is notified and briefed, and meetings of the Audit Committee and/or full Board of Directors would be held, as appropriate. The Aerospace Safety Committee provides oversight of the risks from cybersecurity threats related to our aerospace products and services. The Aerospace Safety Committee receives regular updates and reports from senior management, including the Chief

Engineer, the Chief Aerospace Safety Officer, and the Chief Product Security Engineer, who provide briefings on significant cybersecurity threats or incidents that may pose a risk to the safe operation of our aerospace products. Both committees brief the full Board on cybersecurity matters discussed during committee meetings, and the CIO provides annual briefings to the Board on information technology and data analytics related matters, including cybersecurity.
At the management level, we have established a Global Security Governance Council (the Council) to further strengthen our cybersecurity risk management activities across the Company, including the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Council is responsible for developing and coordinating enterprise cybersecurity policy and strategy, and for providing guidance to key management and oversight bodies.
Richard Puckett, as our CSO, serves as the chair of the Council. He is responsible for overseeing a unified security program that provides cybersecurity, fire and protection operations, physical security, insider threat, and classified security. Mr. Puckett has nearly 30 years of experience in the cybersecurity industry, including, prior to joining Boeing in 2022, as Chief Information Security Officer of SAP SE and Thomson Reuters Corporation, Vice President, Product and Commercial Security of General Electric, Inc., and Senior Security Architect at Cisco Systems, Inc. He reports directly to the CIO and meets regularly with other members of senior management and the Audit Committee.
The Council also includes, among other senior executives, our Chief Engineer, Chief Information Officer, Chief Aerospace Safety Officer and Chief Product Security Engineer, who each have several decades of business and senior leadership experience managing risks in their respective fields, collectively covering all aspects of cybersecurity, data and analytics, product security engineering, enterprise engineering, safety and the technical integrity of our products and services.
The Council meets monthly and updates key members of the Company’s Executive Council on progress towards specific cybersecurity objectives. A strong partnership exists between Information Technology, Enterprise Security, Corporate Audit, and Legal so that identified issues are addressed in a timely manner and incidents are reported to the appropriate regulatory bodies as required.
Item 2. Properties
We had approximately 89 million square feet of floor space on December 31, 2023 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 86% was located in the United States. The following table provides a summary of the floor space by business as of December 31, 2023:

(Square feet in thousands)	Owned	Leased	Government Owned	Total
Commercial Airplanes	39,919	7,795		47,714
Defense, Space & Security	22,849	4,404		27,253
Global Services	1,265	7,004		8,269
Other(1)	2,205	2,809	315	5,329
Total	66,238	22,012	315	88,565
(1) Other includes sites used for corporate offices, enterprise research and development and common internal services.

At December 31, 2023, the combined square footage at the following major locations totaled more than 82 million square feet:
•Commercial Airplanes – Greater Seattle, WA; China; Greater Charleston, SC; Greater Los Angeles, CA; Greater Portland, OR; Greater Salt Lake City, UT; Australia: Canada and Germany
•Defense, Space & Security – Greater St. Louis, MO; Greater Seattle, WA; Greater Los Angeles, CA; Philadelphia, PA; Mesa, AZ; Huntsville, AL; Oklahoma City, OK; Heath, OH; Greater Washington, DC; Australia; Houston, TX; Kennedy Space Center and Greater Portland, OR
•Global Services – San Antonio, TX; Greater Dallas, TX; Great Britain; Greater Miami, FL; China; Jacksonville, FL; and Germany
•Other – India; Chicago, IL; Greater Los Angeles, CA; Greater St. Louis, MO; and Greater Washington, DC.
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
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. As of January 24, 2024, there were 84,633 shareholders of record.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2023 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2023 thru 10/31/2023	7,546	$190.17
11/1/2023 thru 11/30/2023	12,373	192.12
12/1/2023 thru 12/31/2023	1,428,309	246.44
Total	1,448,228	$245.68
(1)A total of 1,448,228 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
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
Our strategy is centered on successful execution in healthy core businesses – Commercial Airplanes (BCA), Defense, Space & Security (BDS) and Global Services (BGS). BCA is committed to being the leader in commercial aviation by offering airplanes and services that deliver superior design, safety, quality, efficiency and value to customers around the world. BDS integrates its resources in defense, intelligence, communications, security, space and services to deliver capability-driven solutions to customers at reduced costs. Our BDS strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets. BGS provides support for commercial and defense through innovative, comprehensive and cost-competitive product and service solutions.
Business Environment and Trends
In 2023, global air traffic largely recovered to 2019 levels with domestic travel continuing to be the most robust and the single-aisle market following closely. International travel has mostly recovered and the wide-body market continues to be paced by the international travel recovery. The transition in the international commercial market from recovery to normal market conditions is progressing slowly as China international travel remains below 2019 levels. We are experiencing strong demand from our airline customers globally.
We and our suppliers are experiencing supply chain disruptions as a result of production quality issues, global supply chain constraints, and labor instability. We and our suppliers are also experiencing inflationary pressures. We continue to monitor the health and stability of the supply chain. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows.
Airline financial performance, which influences demand for new capacity, has benefited from the resilient demand for travel. The International Air Transport Association (IATA) is estimating 2023 industry-wide profit of $23.3 billion, up from its forecast of $4.6 billion a year ago, primarily driven by North America, Europe and the Middle East. For 2024, IATA is forecasting $25.7 billion in profits for the industry globally. The overall outlook continues to stabilize as we face uncertainties in the environment in the near- to medium-term as airlines are facing persistently high and volatile cost of fuel and tight labor conditions. The global economy is expecting an easing of inflation and interest rates, with regional economic and geopolitical difficulties adding uncertainty to the outlook and the financial viability of some airlines and regions.
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our Commercial Market Outlook forecast projects a 3.5% growth rate in the global fleet over a 20-year period. Based on long-term global economic growth projections of 2.6% in average annual gross domestic product, we project demand for approximately 42,595 new airplanes over the next 20 years. The industry remains vulnerable to exogenous developments including fuel price spikes, credit market shocks, acts of terrorism, natural disasters, conflicts, epidemics, pandemics and increased global environmental regulations.
At BDS, we continue to see stable demand reflecting the important role our products and services have in ensuring our national security. Outside of the U.S., we are seeing similar solid demand as governments prioritize security, defense technology and global cooperation given evolving threats. We continue to experience production disruptions and inefficiencies due to technical challenges, supplier disruption and factory performance. These factors have contributed to significant earnings charges on fixed-price development programs as well as on a number of mature programs which are continuing to adversely affect margins and cash flows.
At BGS, we expect commercial revenues to remain strong in future quarters as the commercial airline industry has largely recovered and transitions to growth. The demand outlook for our government services business remains stable.
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)
Years ended December 31,	2023	2022	2021
Revenues	$77,794	$66,608	$62,286

GAAP
Loss from operations	($773)	($3,519)	($2,870)
Operating margins	(1.0)%	(5.3)%	(4.6)%
Effective income tax rate	(11.8)%	(0.6)%	14.8%
Net loss attributable to Boeing Shareholders	($2,222)	($4,935)	($4,202)
Diluted loss per share	($3.67)	($8.30)	($7.15)

Non-GAAP (1)
Core operating loss	($1,829)	($4,662)	($4,043)
Core operating margins	(2.4%)	(7.0%)	(6.5%)
Core loss per share	($5.81)	($11.06)	($9.44)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 43 - 45 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Commercial Airplanes	$33,901	$26,026	$19,714
Defense, Space & Security	24,933	23,162	26,540
Global Services	19,127	17,611	16,328
Unallocated items, eliminations and other	(167)	(191)	(296)
Total	$77,794	$66,608	$62,286
Revenues increased by $11,186 million in 2023 compared with 2022 driven by higher revenues at all three operating segments. BCA revenues increased by $7,875 million primarily driven by higher 787 deliveries. BDS revenues increased by $1,771 million primarily due to higher revenues on fixed-price development programs. BGS revenues increased by $1,516 million primarily due to higher commercial services revenue driven by market recovery across the commercial portfolio.
Revenues increased by $4,322 million in 2022 compared with 2021 driven by higher revenues at BCA and BGS, partially offset by lower revenues at BDS. BCA revenues increased by $6,312 million primarily driven by higher 737 and 787 deliveries. BGS revenues increased by $1,283 million primarily due to higher commercial services volume, partially offset by lower government services volume and performance. BDS revenues decreased by $3,378 million primarily due to charges on fixed-price development programs, unfavorable performance across other defense programs, and lower P-8 and weapons volume.
Revenues will continue to be significantly impacted until the global supply chain stabilizes, labor instability diminishes, and deliveries ramp up.
Loss From Operations
The following table summarizes Loss from operations:

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Commercial Airplanes	($1,635)	($2,341)	($6,377)
Defense, Space & Security	(1,764)	(3,544)	1,544
Global Services	3,329	2,727	2,017
Segment operating loss	(70)	(3,158)	(2,816)
Unallocated items, eliminations and other	(1,759)	(1,504)	(1,227)
Pension FAS/CAS service cost adjustment	799	849	882
Postretirement FAS/CAS service cost adjustment	257	294	291
Loss from operations (GAAP)	($773)	($3,519)	($2,870)
FAS/CAS service cost adjustment(1)	(1,056)	(1,143)	(1,173)
Core operating loss (Non-GAAP)(2)	($1,829)	($4,662)	($4,043)
(1)    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
(2)    Core operating loss is a non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 43 - 45.

Loss from operations decreased by $2,746 million in 2023 compared with 2022. BDS loss from operations decreased by $1,780 million compared to the same period in 2022, primarily due to a reduction in net unfavorable cumulative contract catch-up adjustments, which were $2,328 million better than the net unfavorable impact in the prior year. BCA loss from operations decreased by $706 million reflecting higher deliveries and lower period expenses including lower abnormal production costs, partially offset by higher spending on research and development. BGS earnings from operations increased by $602 million in 2023 compared with 2022 primarily due to higher commercial services revenue. Loss from operations on Unallocated items, eliminations and other increased by $255 million in 2023 primarily due to higher deferred compensation expense.
Loss from operations increased by $649 million in 2022 compared with 2021. BDS had a loss from operations of $3,544 million compared with earnings of $1,544 million during 2021, primarily due to charges on development programs. BCA loss from operations decreased by $4,036 million primarily due to the absence in 2022 of the $3,460 million reach-forward loss taken on the 787 program in 2021, higher 737 deliveries and lower abnormal production costs, partially offset by higher research and development spending, charges related to the war in Ukraine and other period expenses. BGS earnings from operations increased by $710 million in 2022 compared with 2021 primarily due to higher commercial services volume and favorable mix, partially offset by lower government services performance.
Core operating loss decreased by $2,833 million in 2023 compared with 2022 and increased by $619 million in 2022 compared with 2021 primarily due to changes in Segment operating loss as described above.
Unallocated Items, Eliminations and Other The most significant items included in Unallocated items, eliminations and other (expense)/income are shown in the following table:

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Share-based plans	$62	($114)	($174)
Deferred compensation	(188)	117	(126)
Amortization of previously capitalized interest	(95)	(95)	(107)
Research and development expense, net	(315)	(278)	(184)
Eliminations and other unallocated items	(1,223)	(1,134)	(636)
Unallocated items, eliminations and other	($1,759)	($1,504)	($1,227)
Share-based plans expense decreased by $176 million in 2023 and $60 million in 2022, primarily due to fewer share-based grants and the timing of corporate allocations in 2023. The lower expense in 2022 compared to 2021 was due to decreased grants of restricted stock units (RSUs) and other share-based compensation.
Deferred compensation expense increased by $305 million in 2023, and decreased by $243 million in 2022, primarily driven by changes in broad stock market conditions.
Research and development expense increased by $37 million in 2023 and increased by $94 million in 2022 primarily due to spending on enterprise product development.
Eliminations and other unallocated items was largely unchanged in 2023. Eliminations and other unallocated expense increased by $498 million in 2022 primarily due to a $200 million settlement with the Securities and Exchange Commission related to the 737 MAX accidents, lower income from operating investments and an increase in environmental remediation expense.

Net periodic pension benefit costs included in Loss from operations were as follows:

(Dollars in millions)	Pension
Years ended December 31,	2023	2022	2021
Allocated to business segments	($801)	($852)	($885)
Pension FAS/CAS service cost adjustment	799	849	882
Net periodic pension benefit cost included in Loss from operations	($2)	($3)	($3)
The pension FAS/CAS service cost adjustment recognized in Loss from operations in 2023 decreased by $50 million compared with 2022 and decreased by $33 million in 2022 compared with 2021 due to changes in allocated pension cost year over year. Net periodic benefit cost included in Loss from operations in 2023 was largely consistent with 2022 and 2021.
For additional discussion related to Postretirement Plans, see Note 16 to our Consolidated Financial Statements.
Other Earnings Items

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Loss from operations	($773)	($3,519)	($2,870)
Other income, net	1,227	1,058	551
Interest and debt expense	(2,459)	(2,561)	(2,714)
Loss before income taxes	(2,005)	(5,022)	(5,033)
Income tax (expense)/benefit	(237)	(31)	743
Net loss from continuing operations	(2,242)	(5,053)	(4,290)
Less: net loss attributable to noncontrolling interest	(20)	(118)	(88)
Net loss attributable to Boeing Shareholders	($2,222)	($4,935)	($4,202)
Non-operating pension income included in Other income, net was $529 million in 2023, $881 million in 2022 and $528 million in 2021. The decreased income in 2023 compared to 2022 was primarily due to higher interest cost and lower expected return on plan assets, partially offset by lower amortization of net actuarial losses. The increased income in 2022 compared to 2021 was primarily due to lower amortization of net actuarial losses in 2022 and a settlement loss recorded in 2021.

Non-operating postretirement income included in Other income, net was $58 million in 2023 and 2022, and $1 million in 2021. The increased income in 2022 was due to lower amortization of net actuarial losses.
Interest and debt expense decreased by $102 million in 2023 and $153 million 2022 primarily due to lower average debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)
Years ended December 31	2023	2022	Change	2022	2021	Change
Cost of sales	$70,070	$63,078	$6,992	$63,078	$59,237	$3,841
Cost of sales as a % of Revenues	90.1%	94.7%	(4.6)%	94.7%	95.1%	(0.4)%
Cost of sales increased by $6,992 million in 2023 compared with 2022, primarily due to higher revenues at BCA and BGS, partially offset by lower development charges at BDS. Cost of sales as a percentage of Revenues decreased in 2023 compared to 2022 primarily due to lower charges on BDS development programs.
Cost of sales increased by $3,841 million in 2022 compared with 2021, primarily due to charges recorded at BDS and higher revenues at BCA. Cost of sales as a percentage of Revenues remained largely consistent in 2022 compared to 2021.
Research and Development
The following table summarizes our Research and development expense:

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Commercial Airplanes	$2,036	$1,510	$1,140
Defense, Space & Security	919	945	818
Global Services	107	119	107
Other	315	278	184
Total	$3,377	$2,852	$2,249
Research and development expense increased by $525 million in 2023 compared with 2022 primarily due to higher research and development expenditures on the 777X program as well as other BCA and enterprise investments in product development.
Research and development expense increased by $603 million in 2022 compared with 2021 primarily due to higher research and development expenditures on 777X, 737 MAX, as well as BCA and enterprise investments in product development.

Backlog
Our backlog at December 31 was as follows:

(Dollars in millions)
Years ended December 31,	2023	2022
Commercial Airplanes	$440,507	$329,824
Defense, Space & Security	59,012	54,373
Global Services	19,869	19,338
Unallocated items, eliminations and other	807	846
Total Backlog	$520,195	$404,381

Contractual backlog	$497,094	$381,977
Unobligated backlog	23,101	22,404
Total Backlog	$520,195	$404,381
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during 2023 was primarily due to increases in BCA and BDS backlog. If we are unable to deliver aircraft to customers in China consistent with our assumptions, and/or entry into service of the 777X, 737-7 and/or 737-10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Unobligated backlog was largely unchanged in 2023.
Additional Considerations
U.S. Government Funding The Continuing Resolution enacted on January 19, 2024, continues federal funding at fiscal year 2023 appropriated levels through March 1, 2024, for selected departments and agencies, including the Department of Transportation, and through March 8, 2024, for the remaining departments and agencies, including the United States Department of Defense (U.S. DoD) and the National Aeronautics and Space Administration (NASA). Congress and the President must enact either full-year fiscal year 2024 (FY24) appropriations bills or an additional Continuing Resolution to fund government departments and agencies after these dates, or a partial or full government shutdown could result. U.S. government discretionary spending in FY24 and 2025 (FY25), including defense spending, was capped by the Fiscal Responsibility Act of 2023 (FRA). Additionally, a Continuing Resolution for FY24 or FY25 in place on April 30 of the relevant fiscal year, would trigger a sequester under the FRA.
Global Trade We continually monitor the global trade environment in response to geopolitical economic developments, as well as changes in tariffs, trade agreements or sanctions that may impact the Company.
The current state of U.S.-China relations remains an ongoing watch item. Since 2018, the U.S. and China have imposed tariffs on each other’s imports. Certain aircraft parts and components that Boeing procures are subject to these tariffs. We are mitigating import costs through Duty Drawback Customs procedures. China is a significant market for commercial aircraft and we have long-standing relationships with our Chinese customers, who represent a key component of our commercial aircraft backlog. Overall, the U.S.-China trade relationship remains stalled as economic and national security concerns continue to be a challenge.

Beginning in June 2018, the U.S. Government imposed tariffs on steel and aluminum imports. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. The U.S. has subsequently reached agreements with Mexico, Canada, Japan, the United Kingdom, and the European Union, to ease or remove tariffs on steel and/or aluminum. We continue to monitor the potential for any extra costs that may result from the remaining global tariffs.
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
Supply Chain We and our suppliers are experiencing supply chain disruptions as a result of global supply chain constraints and labor instability. We and our suppliers are also experiencing inflationary pressures. We continue to monitor the health and stability of the supply chain. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows.
The current conflict in Israel and the Gaza Strip has the potential to impact certain of our suppliers, and has impacted some operations for our airline and lessor customers. We are closely monitoring developments, supporting our employees and customers, and will take mitigating actions as appropriate.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
Airline Industry Environment See Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the airline industry environment.
Industry Competitiveness The commercial aircraft market and the airline industry both remain extremely competitive. Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 78% of BCA’s total backlog, in dollar terms, is with non-U.S. airlines. We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. With government support, Airbus has historically invested heavily to create a family of products to compete with ours. After the acquisition of a majority share of Bombardier’s C Series (now A220) in 2018, Airbus continues to expand in the 100-150 seat transcontinental market. Other competitors are also in different phases of developing commercial jet aircraft, including Commercial Aircraft Corporation of China, Ltd. (COMAC), which delivered its first C919 aircraft in 2022. Some of these competitors have historically enjoyed access to government-provided financial support, including “launch aid,” which greatly reduces the cost and commercial risks associated with airplane development activities. This has enabled the development of airplanes without broad commercial viability; others to be brought to market more quickly than otherwise possible; and many offered for sale below market-based prices. Competitors continue to make improvements in efficiency, which may result in funding product development, gaining market share and improving earnings. This market environment has resulted in intense pressures on pricing and other competitive factors, and we expect these pressures to continue or intensify in the coming years.

Results of Operations

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Revenues	$33,901	$26,026	$19,714
% of total company revenues	44%	39%	32%
Loss from operations	($1,635)	($2,341)	($6,377)
Operating margins	(4.8)%	(9.0)%	(32.3)%
Research and development	$2,036	$1,510	$1,140
Revenues
BCA revenues increased by $7,875 million in 2023 compared with 2022 primarily due to higher 787 deliveries in 2023.
BCA revenues increased by $6,312 million in 2022 compared with 2021 primarily due to higher 737 and 787 deliveries in 2022.
BCA deliveries, including intercompany deliveries, as of December 31 were as follows:

	737	*	747	767	*	777	787	Total
2023
Cumulative deliveries	8,528		1,573	1,303		1,727	1,110
Deliveries	396	(9)	1	32	(14)	26	73	528
2022
Cumulative deliveries	8,132		1,572	1,271		1,701	1,037
Deliveries	387	(13)	5	33	(15)	24	31	480
2021
Cumulative deliveries	7,745		1,567	1,238		1,677	1,006
Deliveries	263	(16)	7	32	(13)	24	14	340
* Intercompany deliveries identified by parentheses
Loss From Operations
BCA loss from operations was $1,635 million in 2023 compared with $2,341 million in 2022 reflecting higher deliveries and lower period expenses including lower abnormal production costs, partially offset by higher spending on research and development. Abnormal production costs in 2023 were $1,527 million, including $1,014 million related to the 787 program and $513 million related to the 777X program. Abnormal production costs in 2022 were $1,753 million, including $1,240 million related to the 787 program, $325 million related to the 777X program, and $188 million related to the 737 program.
BCA loss from operations was $2,341 million in 2022 compared with $6,377 million in 2021. The 2021 loss includes a reach-forward loss on the 787 program of $3,460 million. The improved performance in 2022 also reflects higher 737 deliveries and lower abnormal production costs, partially offset by higher research and development spending, charges related to the war in Ukraine and other period expenses. Abnormal production costs in 2021 were $2,355 million, including $1,887 million related to the 737 program and $468 million related to the 787 program.

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
BCA total backlog of $440,507 million at December 31, 2023 increased from $329,824 million at December 31, 2022, reflecting new orders in excess of deliveries and a decrease in the value of existing orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog, partially offset by order cancellations. Aircraft order cancellations during the year ended December 31, 2023 totaled $12,925 million and primarily relate to 737 and 777X aircraft. The net ASC 606 adjustments for the year ended December 31, 2023 resulted in an increase to backlog of $20,605 million primarily due to a net decrease of 777X and 737 aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. If we are unable to deliver aircraft to customers in China consistent with our assumptions, and/or entry into service of the 777X, 737-7 and/or 737-10 is further delayed, we may experience reductions to backlog and/or significant order cancellations.
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

	Program
	737	747	767	777	777X	787	†
2023
Program accounting quantities	11,600	1,574	1,279	1,790	500	1,700
Undelivered units under firm orders	4,332		104	48	416	726	(8)
Cumulative firm orders	12,860	1,573	1,407	1,775	416	1,836
2022
Program accounting quantities	10,800	1,574	1,267	1,790	400	1,600
Undelivered units under firm orders	3,653	1	106	69	244	505	(8)
Cumulative firm orders	11,785	1,573	1,377	1,770	244	1,542
2021
Program accounting quantities	10,400	1,574	1,243	1,750	350	1,500
Undelivered units under firm orders	3,414	6	108	58	253	411	(14)
Cumulative firm orders	11,159	1,573	1,346	1,735	253	1,417
† Boeing customer financing aircraft orders are identified in parentheses.
Program Highlights
737 Program The accounting quantity for the 737 program increased by 800 units during 2023 due to the program's normal progress of obtaining additional orders and delivering airplanes. We are currently producing at a rate of 38 per month.
On January 5, 2024, an Alaska Airlines 737-9 flight made an emergency landing after a mid-exit door plug detached in flight. Following the accident, the Federal Aviation Administration (FAA) grounded and required inspections of all 737-9 aircraft with a mid-exit door plug, which constitute the large majority of the approximately 220 737-9 aircraft in the in-service fleet. On January 24, 2024, the FAA approved an enhanced maintenance and inspection process that must be performed on each of the grounded 737-9 aircraft. Our 737-9 operators have begun returning their fleets to service, and many 737-9s have completed inspections and resumed revenue flights. All 737-9 aircraft in production will undergo this same enhanced inspection process prior to delivery.
On January 10, 2024, the FAA notified Boeing that the FAA has initiated an investigation into Boeing’s quality control system. This was followed by the FAA announcing actions to increase its oversight of Boeing, including conducting:
1.An audit involving the 737-9 production line and its suppliers to evaluate Boeing’s compliance with approved quality procedures,
2.Increased monitoring of Boeing’s 737-9 in-service events, and
3.An assessment of safety risks around delegated authority and quality oversight, and examination of options to move these functions under independent third parties.

On January 24, 2024, the FAA stated that it will not approve production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures.
We are following the lead of the FAA as we work through the certification process of the 737-7 and 737-10 models. We continue to work with the FAA on open actions to support 737-7 certification. During the fourth quarter of 2023, the 737-10 program received approval from the FAA to begin the first phase of FAA certification flight testing. At December 31, 2023, we had approximately 35 737-7 and 737-10 aircraft in inventory. We are now planning to incorporate engineering solutions to the de-icing systems on the 737-7 and 737-10, which will delay certification and first deliveries.
We are currently unable to reasonably estimate what impact the accident, the related FAA actions and certification delays will have on our financial position, results of operations and cash flows.
During the third quarter of 2023, we discovered non-conforming holes in the aft pressure dome of certain 737-7, 737-8 and 737 military derivative aircraft. Rework on non-conforming fuselages with our supplier is complete and newly built aircraft meet our specifications. We do not expect inspection of completed aircraft in inventory to result in significant rework or production disruption.
As of December 31, 2023, we had approximately 140 737-8 aircraft in inventory that were produced prior to 2023, including 85 aircraft for customers in China. Return-to-service of the China 737 MAX fleet is complete. While there continues to be uncertainty, we are continuing to work with airlines and government officials on delivery timing and expect to deliver most of the aircraft in inventory by the end of 2024. In the event that we are unable to deliver aircraft consistent with our assumptions, our financial position, results of operations and cash flows could be adversely affected.
See further discussion of the 737 MAX in Note 7, Note 13 and Note 23 to our Consolidated Financial Statements.
747 Program We completed production of the 747 in the fourth quarter of 2022 and delivery of the last aircraft occurred in February 2023. Ending production of the 747 did not have a material impact on our financial position, results of operations or cash flows.
767 Program The accounting quantity for the 767 program increased by 12 units during 2023 due to the program's normal progress of obtaining additional orders and delivering airplanes. The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. The commercial program has near break-even gross margins. We are currently producing at a combined rate of 3 aircraft per month.
777 and 777X Programs The accounting quantity for the 777X program increased by 100 units during the year ended December 31, 2023 due to obtaining additional orders for the 777-9 and 777-8. We are currently producing at a combined production rate of 4 per month for the 777/777X programs.
We are following the lead of the FAA as we work through the certification process including obtaining approval from the FAA to begin certification flight testing. We expect the first delivery of the 777-9 to occur in 2025 and the 777-8 freighter to occur in 2027. First delivery of the 777-8 passenger aircraft is not expected to occur before 2030.
In April 2022, we decided to pause production of the 777-9 during 2022 and 2023, which resulted in cumulative abnormal production costs of $0.8 billion. In the fourth quarter of 2023, the 777X program resumed production.
The level of profitability on the 777X program will be subject to a number of factors. These factors include aircraft certification requirements and timing, change incorporation on completed aircraft, production disruption due to labor instability and supply chain disruption, customer negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and contraction of the accounting quantity. One or more of these factors could result in reach-forward losses in future periods.
787 Program The accounting quantity for the 787 program increased by 100 units during 2023 due to the program's normal progress of obtaining additional orders and delivering airplanes.
During 2023, we delivered 73 aircraft and increased the production rate to 5 per month beginning in October 2023. At December 31, 2023 and 2022, we had approximately 50 and 90 aircraft in inventory that require rework which we expect to complete by the end of 2024.
Beginning in 2021, the 787 program lowered production rates and paused deliveries in order to improve production quality and implement changes in the production process designed to ensure that newly-built aircraft meet our specifications. In the third quarter of 2021, we determined that production rates below 5 per month represented abnormally low production rates. This resulted in abnormal production costs, which we expensed as incurred through the third quarter of 2023. We also determined that the inspections and rework costs on inventoried aircraft are excessive and should also be accounted for as abnormal production costs. Cumulative abnormal costs recorded through December 31, 2023 totaled $2.7 billion. The costs associated with the remaining rework are not expected to be significant.
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
Additional Considerations
The development and ongoing production of commercial aircraft is extremely complex, involving extensive coordination and integration with suppliers and highly-skilled labor from employees and other partners. Meeting or exceeding our performance and reliability standards, as well as those of customers and regulators, can be costly and technologically challenging. In addition, the introduction of new aircraft and derivatives, such as the 777X, 737-7 and 737-10, involves increased risks associated with meeting development, production and certification schedules. These challenges include significant global regulatory scrutiny of all development aircraft. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. Factors that could result in lower margins (or a material charge if an airplane program has or is determined to have reach-forward losses) include: changes to the program accounting quantity, customer and model mix, production costs and rates, changes to price escalation factors due to changes in the inflation rate or other economic indicators, performance or reliability issues involving completed aircraft, capital expenditures and other costs associated with increasing or adding new production capacity, learning curve, additional change incorporation, rework or safety enhancements, operational and supply chain challenges, achieving anticipated cost reductions, additional regulatory requirements in connection with certification in one or more jurisdictions, flight test and certification schedules, costs, schedule and demand for new airplanes and derivatives and status of customer claims, supplier claims or assertions and other contractual negotiations. While we believe the cost and revenue estimates incorporated in the consolidated financial statements are appropriate, the technical complexity of our airplane programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions, order cancellations or other financially significant exposure.

Defense, Space & Security
Business Environment and Trends
United States Government Defense Environment Overview
In March 2023, the U.S. government released the President's budget request for FY24, which requested $842 billion in funding for the U.S. DoD and $27 billion for NASA. The President's budget request does not request funding for F/A-18, V-22, or P-8 production aircraft. The P-8 program continues to pursue U.S. and non-U.S. sales opportunities. In addition, there is ongoing uncertainty with respect to program-level appropriations for the U.S. DoD, NASA and other government agencies for FY24 and beyond.
Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financial position, and/or cash flows.
Non-U.S. Defense Environment Overview The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At the end of 2023, 29% of BDS backlog was attributable to non-U.S. customers.
Results of Operations

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Revenues	$24,933	$23,162	$26,540
% of total company revenues	32%	35%	43%
(Loss)/earnings from operations	($1,764)	($3,544)	$1,544
Operating margins	(7.1)%	(15.3)%	5.8%
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

Deliveries of new-build production units, including remanufactures and modifications, were as follows:

Years ended December 31,	2023	2022	2021
F/A-18 Models	22	14	21
F-15 Models	9	12	16
T-7A Red Hawk	3
CH-47 Chinook (New)	11	19	15
CH-47 Chinook (Remanufactured)	9	9	5
AH-64 Apache (New)	20	25	27
AH-64 Apache (Remanufactured)	57	50	56
MH-139 Grey Wolf	2	4
KC-46 Tanker	13	15	13
P-8 Models	11	12	16
Commercial Satellites	5	4
Military Satellites		1
Total	162	165	169
Revenues
BDS revenues in 2023 increased by $1,771 million compared with 2022. This increase is not indicative of future projected revenue trends. Revenues related to BDS’ five major fixed-price development programs increased by $1,767 million in 2023 compared with 2022. This increase reflects lower unfavorable net cumulative contract catch-up adjustments in 2023 as well as higher costs incurred in 2023 to complete these contracts. Net unfavorable cumulative contract catch-up adjustments in 2023 were $648 million better than in 2022 largely due to lower charges on development programs in 2023, partially offset by unfavorable performance on other programs.
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
(Loss)/earnings From Operations
BDS loss from operations in 2023 of $1,764 million decreased by $1,780 million compared with $3,544 million in 2022. The decrease is primarily due to $2,863 million of lower charges in 2023 on fixed-price development programs that were partially offset by lower earnings across other programs including satellites and F-15, as well as higher period expenses. During 2023, losses incurred on the five fixed-price development programs totaled $1,585 million compared with $4,448 million in 2022. Charges on fixed-price development programs in 2023 included VC-25B ($482 million), KC-46A Tanker ($309 million), Commercial Crew ($288 million), T-7A Red Hawk ($275 million) and MQ-25 ($231 million). Loss from operations in 2023 includes a $315 million impact from an agreement with one of our satellite customers which includes customer considerations as well as increased costs to enhance the constellation and meet lifecycle commitments. Net unfavorable cumulative contract catch-up adjustments were $2,328 million better than in 2022.
BDS loss from operations in 2022 of $3,544 million decreased by $5,088 million compared with earnings from operations of $1,544 million in 2021 primarily due to unfavorable impacts of cumulative contract catch-up adjustments ($4,284 million more unfavorable in 2022 than 2021). Volume and mix and higher research and development also contributed to the year over year earnings decline. Charges on fixed-price development programs in 2022 included VC-25B ($1,452 million), KC-46A Tanker ($1,374 million), MQ-25 ($579 million), T-7A Red Hawk Production Options ($552 million), T-7A Red Hawk Engineering and Manufacturing Development (EMD) ($203 million), and Commercial Crew ($288 million). These were partially offset by charges on the KC-46A Tanker ($402 million), VC-25B ($318 million), and Commercial Crew ($214 million) recognized in 2021. The net unfavorable cumulative contract catch-up adjustments represent losses incurred on these development and other programs. See further discussion of fixed-price contracts in Note 13 to our Consolidated Financial Statements.
BDS (loss)/earnings from operations includes our share of income from equity method investments of $44 million, $13 million and $53 million primarily from our United Launch Alliance and other joint ventures in 2023, 2022 and 2021, respectively.
Backlog
Total backlog of $59,012 million at December 31, 2023 was $4,639 million higher than December 31, 2022 due to the timing of awards and revenue recognized on contracts awarded in prior years.
Additional Considerations
Our BDS business includes a variety of development programs which have complex design and technical challenges. Some of these programs have cost-type contracting arrangements. In these cases, the associated financial risks are primarily reduced award or incentive fees, lower profit rates, or program cancellation if cost, schedule or technical performance issues arise. Examples of these programs include Ground-based Midcourse Defense, Proprietary and Space Launch System programs.
Some of our development programs are contracted on a fixed-price basis. Examples of fixed-price development programs include Commercial Crew, KC-46A Tanker, MQ-25, T-7A Red Hawk, VC-25B, and commercial and military satellites. A number of our ongoing fixed-price development programs have reach-forward losses. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. Many development programs have highly complex designs. As technical or quality issues arise during development, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be extended, which could trigger termination provisions or other financially significant exposure. Risk remains that we may be required to record additional reach-forward losses in future periods.
Global Services
Business Environment and Trends
The aerospace markets we serve include parts distribution, logistics and other inventory services; maintenance, engineering and upgrades; training and professional services; and data analytics and digital services. In 2023, commercial services volume at BGS exceeded pre-pandemic levels. We expect BGS commercial revenues to remain strong in future quarters as the commercial airline industry transitions from recovery to growth.
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
The demand outlook for our government services business has remained stable in 2023. Government services market segments are growing on pace with related fleets, but vary based on the utilization and age of the aircraft. The U.S. government services market is the single largest individual market, comprising over 50 percent of the government services markets served. Over the next decade, we expect U.S. growth to remain flat and non-U.S. fleets, led by Middle East and Asia Pacific customers, to add rotorcraft and commercial derivative aircraft at faster rates. We expect approximately 30 percent of the worldwide fleet of military aircraft to be retired and replaced over the next ten years, driving increased demand for services to maintain aging aircraft and enhance aircraft capability.
BGS’ major customer, the U.S. government, remains subject to the spending limits and uncertainty, which could restrict the execution of certain program activities and delay new programs or competitions.
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
Results of Operations

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Revenues	$19,127	$17,611	$16,328
% of total company revenues	25%	26%	26%
Earnings from operations	$3,329	$2,727	$2,017
Operating margins	17.4%	15.5%	12.4%
Revenues
BGS revenues in 2023 increased by $1,516 million compared with 2022 primarily due to higher commercial services revenue driven by market recovery across the commercial portfolio. The net unfavorable impact of cumulative contract catch-up adjustments in 2023 was $16 million worse than the net favorable impact in the prior year comparable period.
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
Earnings From Operations
BGS earnings from operations in 2023 increased by $602 million compared with 2022, primarily due to higher commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments in 2023 was $9 million higher than the prior year.
BGS earnings from operations in 2022 increased by $710 million compared with 2021, primarily due to higher commercial services volume and favorable mix, partially offset by lower government services performance. The net unfavorable impact of cumulative contract catch-up adjustments in 2022 was $148 million worse than the net favorable impact in the prior year.

Backlog
BGS total backlog of $19,869 million at December 31, 2023 increased by 3% from $19,338 million at December 31, 2022, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior years.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Net loss	($2,242)	($5,053)	($4,290)
Non-cash items	4,113	4,426	7,851
Changes in assets and liabilities	4,089	4,139	(6,977)
Net cash provided/(used) by operating activities	5,960	3,512	(3,416)
Net cash (used)/provided by investing activities	(2,437)	4,370	9,324
Net cash used by financing activities	(5,487)	(1,266)	(5,600)
Effect of exchange rate changes on cash and cash equivalents	30	(73)	(39)
Net (decrease)/increase in cash & cash equivalents, including restricted	(1,934)	6,543	269
Cash & cash equivalents, including restricted, at beginning of year	14,647	8,104	7,835
Cash & cash equivalents, including restricted, at end of year	$12,713	$14,647	$8,104
Operating Activities Net cash provided by operating activities was $6.0 billion during 2023 compared with $3.5 billion during 2022. Net cash provided by operating activities in 2022 included a $1.5 billion income tax refund. The year-over-year improvement in cash provided by operating activities reflects increases in revenues at BCA and BGS, higher Advances and progress billings ($3.3 billion) and lower payments to 737 MAX customers ($0.6 billion), partially offset by increased Inventories ($2.1 billion). Increases in Accrued liabilities in both years primarily reflects accrued reach-forward losses on BDS programs. Changes in assets and liabilities for 2023 decreased by $0.1 billion compared to 2022 primarily driven by unfavorable changes in Inventories ($2.1 billion) and Accrued liabilities ($2.2 billion), partially offset by increases in Advances and progress billings ($3.3 billion). The change in Inventories was primarily driven by increased production on the 737 and 777X programs, partially offset by increased deliveries for the 787 program in 2023. The change in Accrued liabilities was primarily driven by higher accrued losses on BDS fixed-price development programs recorded in the prior year. Cash provided by Advances and progress billings was $3.4 billion in 2023 as compared with $0.1 billion in 2022. Concessions paid to 737 MAX customers totaled $0.4 billion in 2023 and $1.0 billion in 2022.
The $6.9 billion improvement in cash provided by operating activities in 2022 was primarily driven by improved changes in assets and liabilities of $11.1 billion, partially offset by lower non-cash items of $3.4 billion and higher net loss of $0.8 billion. Changes in assets and liabilities for 2022 improved by $11.1 billion compared with 2021 primarily driven by favorable changes in Accrued liabilities ($6.6 billion), Accounts payable ($4.6 billion) and Inventories ($1.5 billion), partially offset by a decrease in Advances and progress billings ($2.4 billion) in 2022. The increase in Accrued liabilities was primarily driven by the accrued losses on BDS fixed-price development programs, lower payments to 737 MAX customers in 2022, and a $0.7 billion payment in 2021 consistent with the terms of the Deferred Prosecution Agreement between Boeing and the U.S. Department of Justice. Concessions paid to 737 MAX customers totaled $1.0 billion and $2.5 billion during 2022 and 2021. Growth in Accounts payable in 2022 was a source of cash while reductions in Accounts payable in 2021 was a use of cash, generally reflecting increases in production rates. Inventory improvements were driven by higher 737 MAX deliveries and resumption of 787 deliveries in 2022. Additionally, in 2022 and 2021 we received income tax refunds of $1.5 billion and $1.7 billion. Cash provided by Advances and progress billings was $0.1 billion in 2022 as compared with $2.5 billion in 2021. The $3.4 billion reduction in non-cash items in 2022 was primarily driven by the $3.5 billion reach-forward loss on the 787 program that was recorded in 2021. Net loss for 2022 was $5.1 billion compared with net loss of $4.3 billion in 2021. The $0.8 billion year-over-year increase in the net loss was primarily driven by the absence of an income tax benefit in 2022.
Payables to suppliers who elected to participate in supply chain financing programs increased by $0.4 billion in 2023, increased by $0.2 billion in 2022, and decreased by $1.5 billion in 2021. Supply chain financing is not material to our overall liquidity. The decrease in 2021 was primarily due to reductions in commercial purchases from suppliers.
Investing Activities Cash used by investing activities during 2023 was $2.4 billion, compared with cash provided of $4.4 billion during 2022 and $9.3 billion during 2021. The increase in use of cash in 2023 compared to 2022 was primarily due to net contributions to investments of $0.7 billion in 2023 compared to net proceeds from investments of $5.6 billion in 2022. The decrease in cash inflows in 2022 compared to 2021 was primarily due to $4.2 billion of higher net proceeds from investments in 2021. Capital expenditures totaled $1.5 billion in 2023, compared with $1.2 billion in 2022 and $1.0 billion in 2021. We expect capital expenditures to grow in 2024 compared with 2023.
Financing Activities Cash used by financing activities was $5.5 billion during 2023, compared with $1.3 billion during 2022, and $5.6 billion in 2021. The increase of $4.2 billion compared with 2022 primarily reflects higher net debt repayments in 2023. During 2023, debt repayments net of new borrowings were $5.1 billion compared with $1.3 billion in 2022 and $5.6 billion in 2021.
At December 31, 2023 and 2022 debt balances totaled $52.3 billion and $57.0 billion, of which $5.2 billion were classified as short-term for both periods.
We had 1.7 million, 0.2 million and 0.3 million shares transferred to us from employee tax withholdings in 2023, 2022 and 2021, respectively. The increase in 2023 was primarily due to the vesting of a one-time RSU grant awarded to most employees in December 2020. In 2020, we announced the suspension of our dividend until further notice. As a result, we did not pay any dividends in 2023, 2022 and 2021.
Capital Resources
The following table summarizes certain cash requirements for known contractual and other obligations as of December 31, 2023, and the estimated timing thereof. See Note 12 for future operating lease payments.

(Dollars in millions)	Current	Long-term	Total
Long-term debt (including current portion)	$5,212	$47,587	$52,799
Interest on debt	2,146	29,254	31,400
Pension and other postretirement	495	7,582	8,077
Purchase obligations	61,963	79,159	141,122

We expect to be able to fund our cash requirements through cash and short-term investments and cash provided by operations, as well as continued access to capital markets. At December 31, 2023, we had $12.7 billion of cash, $3.3 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. In the third quarter of 2023, we entered into a $3.0 billion five-year revolving credit agreement expiring in August 2028 and a $0.8 billion 364-day revolving credit agreement expiring in August 2024. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings until August 2025. The legacy three-year revolving credit agreement expiring in August 2025, which consists of $3.0 billion of total commitments, and the legacy five-year revolving credit agreement expiring in October 2024, as amended, which consists of $3.2 billion of total commitments, each remain in effect. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
Our credit ratings were downgraded in 2020 and remained unchanged as of December 31, 2023. During the fourth quarter of 2023, Fitch upgraded our credit rating outlook from stable to positive driven by declining inventory levels, improving production and delivery profile, growing backlog, and forecasted positive free cash flow. During the third quarter of 2023, S&P upgraded the outlook on our credit rating from negative to stable primarily driven by improving deliveries and expected increases in production. During the first quarter of 2023, Moody's upgraded the outlook on our credit rating from negative to stable primarily driven by an improvement in operating cash flow and a reduction of 737 and 787 aircraft in inventory.
We expect to be able to access capital markets when we require additional funding in order to pay off existing debt, address further impacts to our business related to market developments, fund outstanding financing commitments or meet other business requirements. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings, and/or associated changes in demand for our products and services. These risks will be particularly acute if we are subject to further credit rating downgrades such as those we experienced in 2020. The occurrence of any or all of these events may adversely affect our ability to fund our operations and financing or contractual commitments.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At December 31, 2023, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements) and a limitation on consolidated debt as a percentage of total capital (as defined in the credit agreements). When considering debt covenants, we continue to have substantial borrowing capacity.
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
At December 31, 2023 and 2022, our pension plans were $5.4 billion and $5.3 billion underfunded as measured under U.S. generally accepted accounting principles (GAAP). On an ERISA basis, our plans are more than 100% funded at December 31, 2023. We do not expect to make significant contributions to our pension plans in 2024. We may be required to make higher contributions to our pension plans in future years.
For the foreseeable future, we are using common stock in lieu of cash to fund Company contributions to our 401(k) plans.

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
Purchase obligations not recorded on the Consolidated Statements of Financial Position include agreements for inventory procurement, tooling costs, electricity and natural gas contracts, property, plant and equipment, information technology software and hardware, and other miscellaneous production related obligations. The most significant obligation relates to inventory procurement contracts. We have entered into certain significant inventory procurement contracts that specify determinable prices and quantities, and long-term delivery timeframes. In addition, we purchase raw materials on behalf of our suppliers. These agreements require suppliers and vendors to be prepared to build and deliver items in sufficient time to meet our production schedules. The need for such arrangements with suppliers and vendors arises from the extended production planning horizon for many of our products. A significant portion of these inventory commitments is supported by firm contracts with customers and/or has historically resulted in settlement through reimbursement from customers for penalty payments to the supplier should the customer not take delivery. These amounts are also included in our forecasts of costs for program and contract accounting. Some inventory procurement contracts may include escalation adjustments. In these limited cases, we have included our best estimate of the effect of the escalation adjustment in the amounts disclosed in the table above.
Purchase obligations recorded on the Consolidated Statements of Financial Position primarily include accounts payable and certain other current and long-term liabilities, including accrued compensation.
We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology or skills transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our local operations there, placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in some instances, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2023, we incurred no such penalties. As of December 31, 2023, we had outstanding industrial participation agreements totaling $24.5 billion that extend through 2034. Purchase order commitments associated with industrial participation agreements are included in purchase obligations. To be eligible for such a purchase order commitment from us, a non-U.S. supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.
Off-Balance Sheet Arrangements We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 14 to our Consolidated Financial Statements.

Commercial Commitments
The following table summarizes our commercial commitments outstanding as of December 31, 2023.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$4,548	$3,150	$1,210	$25	$163
Commercial aircraft financing commitments	17,003	1,946	7,927	4,062	3,068
Total commercial commitments	$21,551	$5,096	$9,137	$4,087	$3,231
Commercial aircraft financing commitments include commitments to provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns or refinancing with respect to delivered aircraft, based on estimated earliest potential funding dates. Customer financing commitments totaled $17.0 billion and $16.1 billion at December 31, 2023 and 2022. The increase relates to new financing commitments. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. See Note 13 to our Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 21 to our Consolidated Financial Statements.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $844 million at December 31, 2023. For additional information, see Note 13 to our Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Earnings/(Loss), Core Operating Margin and Core Earnings/(Loss) Per Share
Our Consolidated Financial Statements are prepared in accordance with GAAP which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings/(loss), core operating margin and core earnings/(loss) per share exclude the FAS/CAS service cost adjustment. The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Core earnings/(loss) per share excludes both the FAS/CAS service cost adjustment and non-operating pension and postretirement expenses. Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to BCA and certain BGS businesses supporting commercial customers. Pension costs allocated to BDS and BGS businesses supporting government customers are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid.
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $799 million in 2023, $849 million in 2022 and $882 million in 2021. The lower benefits in 2023 and 2022 were primarily due to reductions in allocated pension cost year over year. The non-operating pension expense included in Other income, net was a benefit of $529 million in 2023, $881 million in 2022 and $528 million in 2021. The lower benefits in 2023 were primarily due to higher interest cost and lower expected return on plan assets, offset by lower amortization of net actuarial losses. The higher benefits in 2022 were primarily due to lower amortization of net actuarial losses and a settlement loss that was recorded in 2021. For further discussion of pension and other postretirement costs, see the Management’s Discussion and Analysis on page 26 of this Form 10-K and see Note 22 to our Consolidated Financial Statements.
Management uses core operating earnings/(loss), core operating margin and core earnings/(loss) per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit cost primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of Non-GAAP Measures to GAAP Measures
The table below reconciles the non-GAAP financial measures of core operating earnings/(loss), core operating margins and core earnings/(loss) per share with the most directly comparable GAAP financial measures of Earnings/(loss) from operations, operating margins and Diluted earnings/(loss) per share.

(Dollars in millions, except per share data)
Years ended December 31,	2023	2022	2021
Revenues	$77,794	$66,608	$62,286
Loss from operations, as reported	($773)	($3,519)	($2,870)
Operating margins	(1.0)%	(5.3)%	(4.6)%

Pension FAS/CAS service cost adjustment(1)	($799)	($849)	($882)
Postretirement FAS/CAS service cost adjustment(1)	(257)	(294)	(291)
FAS/CAS service cost adjustment(1)	($1,056)	($1,143)	($1,173)
Core operating loss (non-GAAP)	($1,829)	($4,662)	($4,043)
Core operating margins (non-GAAP)	(2.4)%	(7.0)%	(6.5)%

Diluted loss per share, as reported	($3.67)	($8.30)	($7.15)
Pension FAS/CAS service cost adjustment(1)	(1.32)	(1.43)	(1.50)
Postretirement FAS/CAS service cost adjustment(1)	(0.42)	(0.49)	(0.49)
Non-operating pension expense(2)	(0.87)	(1.47)	(0.91)
Non-operating postretirement expense(2)	(0.10)	(0.10)
Provision for deferred income taxes on adjustments (3)	0.57	0.73	0.61
Core loss per share (non-GAAP)	($5.81)	($11.06)	($9.44)

Weighted average diluted shares (in millions)	606.1	595.2	588.0
(1)FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating loss (non-GAAP)).
(2)Non-operating pension and postretirement expenses represent the components of net periodic benefit costs other than service cost. These expenses are included in Other income, net and are excluded from Core loss per share (non-GAAP).
(3)The income tax impact is calculated using the U.S. corporate statutory tax rate.

Critical Accounting Estimates
Accounting for Long-term Contracts
Substantially all contracts at BDS and certain contracts at BGS are long-term contracts. Our long-term contracts typically represent a single distinct performance obligation due to the highly interdependent and interrelated nature of the underlying goods and/or services and the significant service of integration that we provide.
Accounting for long-term contracts involves a judgmental process of estimating the total revenue, costs, and profit for each performance obligation. Cost of sales is recognized as incurred, and revenue is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales.
Due to the size, duration and nature of many of our long-term contracts, the estimation of total revenues and costs through completion is complicated and subject to many variables. Total revenue estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award fee provisions associated with technical performance, and price adjustment clauses (such as inflation or index-based clauses). The majority of these long-term contracts are with the U.S. government where the price is generally based on the estimated cost to produce the product or service plus profit. Federal Acquisition Regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Total cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and supplier performance trends, production quality, labor instability, global supply chain constraints, business volume assumptions, asset utilization, and anticipated labor agreements.
Revenue and cost estimates for all significant long-term contract performance obligations are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss which would be recorded immediately in earnings. Net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts, including the impact of estimated losses on unexercised options, increased Loss from operations by $2,943 million, $5,253 million and $880 million in 2023, 2022 and 2021, respectively, and were primarily due to losses recognized on the VC-25B, KC-46A Tanker, Commercial Crew, T-7A Red Hawk and MQ-25 programs. These are all fixed-price development programs, and there is ongoing risk that similar losses may have to be recognized in future periods on these and/or other programs.
Due to the significance of judgment in the estimation process described above, it is likely that materially different earnings could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, internal and supplier performance, inflationary trends, or other circumstances may adversely or positively affect financial performance in future periods. If the combined gross margins for our profitable long-term contracts had been estimated to be higher or lower by 1% during 2023, it would have increased or decreased pre-tax income for the year by approximately $300 million.
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
Factors that must be estimated include program accounting quantity, sales price, production rates, labor and employee benefit costs, material costs, procured part costs, major component costs, overhead costs, program tooling and other non-recurring costs, and warranty costs. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers and market studies. Total estimated program sales are determined by estimating the model mix and sales price for all unsold units within the accounting quantity, added together with the sales prices for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment for inflation that is updated quarterly. Cost estimates are based largely on negotiated and anticipated contracts with suppliers, historical performance trends, and business base and other economic projections. Factors that influence these estimates include production rates, internal and supplier performance trends, production quality, labor instability, global supply chain constraints, learning curve, change incorporation, rework or safety enhancements, regulatory requirements, flight test and certification requirements and schedules, performance or reliability issues involving completed aircraft, customer and/or supplier claims or assertions, asset utilization, anticipated labor agreements, and inflationary or deflationary trends.
The introduction of new aircraft and derivatives, such as the 777X, 737-7 and 737-10, involves increased risks associated with meeting development, certification, and production schedules. These challenges include significant global regulatory scrutiny of all development aircraft. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks.
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
The 767, 777X, and 787 programs had near break-even or single digit margins at December 31, 2023. Adverse changes to the revenue and/or cost estimates for these programs could result in earnings charges in future periods.
Due to the significance of judgment in the estimation process described above, it is reasonably possible that changes in underlying circumstances or assumptions could have a material effect on program gross margins. If the combined gross margin percentages for our commercial airplane programs had been estimated to be 1% higher or lower it would have an approximately $330 million impact on operating earnings for the year ended December 31, 2023.
Pension Plans
Many of our employees have earned benefits under defined benefit pension plans. The majority of employees that had participated in defined benefit pension plans have transitioned to a company-funded defined contribution retirement savings plan. Accounting rules require an annual measurement of our projected obligation and plan assets. These measurements are based upon several assumptions. Future changes in assumptions or differences between actual and expected outcomes can significantly affect our future annual expense, projected benefit obligation and Shareholders’ equity.

The projected benefit obligation is sensitive to discount rates. The projected benefit obligation would decrease by $1,280 million or increase by $1,425 million if the discount rate increased or decreased by 25 basis points. A 25 basis point change in the discount rate would not have a significant impact on pension cost. However, net periodic pension cost is sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2023 net periodic pension cost by $150 million. See Note 16 of the Notes to our Consolidated Financial Statements, which includes the discount rate and expected long-term rate of asset return assumptions for the last three years.
Deferred Income Taxes – Valuation Allowance
The Company had deferred income tax assets of $14,743 million at December 31, 2023 that can be used in future years to offset taxable income and reduce income taxes payable. The Company had deferred income tax liabilities of $10,363 million at December 31, 2023 that will partially offset deferred income tax assets and result in higher taxable income in future years and increase income taxes payable. Tax law determines whether future reversals of temporary differences will result in taxable and deductible amounts that offset each other in future years. The particular years in which temporary differences result in taxable or deductible amounts generally are determined by the timing of the recovery of the related asset or settlement of the related liability.
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
Deferred tax liabilities represent the assumed source of future taxable income and the majority are assumed to generate taxable amounts during the next five years. Deferred tax assets include amounts related to pension and other postretirement benefits that are assumed to generate significant deductible amounts beyond five years. The Company’s valuation allowance of $4,550 million at December 31, 2023 primarily relates to pension and other postretirement benefit obligation deferred tax assets, tax net operating losses, tax credits and interest carryforwards that are assumed to reverse beyond the period in which reversals of deferred tax liabilities are assumed to occur. During 2023, the Company increased the valuation allowance by $1,388 million primarily due to tax credits and other carryforwards generated in 2023 that cannot be realized in 2023. Until the Company generates sustained levels of profitability, additional valuation allowances may have to be recorded with corresponding adverse impacts on earnings and/or other comprehensive income.
For additional information regarding income taxes, see Note 4 of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have financial instruments that are subject to interest rate risk, principally fixed-rate debt obligations. The investors in our fixed-rate debt obligations do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2023, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized losses by $361 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.
Commodity Price Risk
We are subject to commodity price risk relating to commodity purchase contracts for items used in production that are subject to changes in the market price. We use commodity swaps and commodity purchase contracts to hedge against these potentially unfavorable price changes. Our commodity purchase contracts and derivatives are both sensitive to changes in the market price. At December 31, 2023, a 10% increase or decrease in the market price in our commodity derivatives would have increased or decreased our unrealized losses by $37 million. Consistent with the use of these contracts to neutralize the effect of market price fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these commodity purchase contracts and the offsetting swaps do not create material market risk.
Market Risk
Participants in deferred compensation plans can diversify the deferred amounts among investment funds which are subject to potential changes in fair value. As of December 31, 2023, the deferred compensation liability, which is being marked to market, was $1.6 billion. A 10% change in the fair value of these investment funds would increase or decrease the liability by $164 million. Changes in the liability are recorded in operating earnings.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries
Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2023	2022	2021
Sales of products	$65,581	$55,893	$51,386
Sales of services	12,213	10,715	10,900
Total revenues	77,794	66,608	62,286

Cost of products	(59,864)	(53,969)	(49,954)
Cost of services	(10,206)	(9,109)	(9,283)
Total costs and expenses	(70,070)	(63,078)	(59,237)
	7,724	3,530	3,049
Income/(loss) from operating investments, net	46	(16)	210
General and administrative expense	(5,168)	(4,187)	(4,157)
Research and development expense, net	(3,377)	(2,852)	(2,249)
Gain on dispositions, net	2	6	277
Loss from operations	(773)	(3,519)	(2,870)
Other income, net	1,227	1,058	551
Interest and debt expense	(2,459)	(2,561)	(2,714)
Loss before income taxes	(2,005)	(5,022)	(5,033)
Income tax (expense)/benefit	(237)	(31)	743
Net loss	(2,242)	(5,053)	(4,290)
Less: net loss attributable to noncontrolling interest	(20)	(118)	(88)
Net loss attributable to Boeing Shareholders	($2,222)	($4,935)	($4,202)

Basic loss per share	($3.67)	($8.30)	($7.15)

Diluted loss per share	($3.67)	($8.30)	($7.15)
See Notes to the Consolidated Financial Statements on pages 57 - 110.

The Boeing Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Net loss	($2,242)	($5,053)	($4,290)
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	33	(62)	(75)
Unrealized gain/(loss) on certain investments, net of tax of $0, $0 and $0	2	(1)
Derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($11), $12 and ($16)	41	(40)	55
Reclassification adjustment for (gain)/loss included in net loss, net of tax of $1, ($3) and $2	(5)	10	(6)
Total unrealized gain/(loss) on derivative instruments, net of tax	36	(30)	49
Defined benefit pension plans & other postretirement benefits:
Net actuarial (loss)/gain arising during the period, net of tax of $13, ($22) and ($32)	(722)	1,533	4,262
Amortization of actuarial (gain)/loss included in net periodic pension cost, net of tax of $0, ($11) and ($8)	(2)	791	1,155
Settlement (gain)/loss included in net periodic cost, net of tax of $0, $0 and ($2)		(4)	191
Amortization of prior service credits included in net periodic pension cost, net of tax of $1, $2 and $1	(102)	(114)	(114)
Prior service credit arising during the period, net of tax of $0, $0 and $0		(1)
Pension and postretirement (cost)/benefit related to our equity method investments, net of tax of $0, $0 and ($2)		(3)	6
Total defined benefit pension plans & other postretirement benefits, net of tax	(826)	2,202	5,500
Other comprehensive (loss)/income, net of tax	(755)	2,109	5,474
Comprehensive (loss)/income, net of tax	(2,997)	(2,944)	1,184
Less: Comprehensive loss related to noncontrolling interest	(20)	(118)	(88)
Comprehensive (loss)/income attributable to Boeing Shareholders, net of tax	($2,977)	($2,826)	$1,272
See Notes to the Consolidated Financial Statements on pages 57 - 110.

The Boeing Company and Subsidiaries
Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2023	2022
Assets
Cash and cash equivalents	$12,691	$14,614
Short-term and other investments	3,274	2,606
Accounts receivable, net	2,649	2,517
Unbilled receivables, net	8,317	8,634
Current portion of financing receivables, net	99	154
Inventories	79,741	78,151
Other current assets, net	2,504	2,847
Total current assets	109,275	109,523
Financing receivables and operating lease equipment, net	860	1,450
Property, plant and equipment, net	10,661	10,550
Goodwill	8,093	8,057
Acquired intangible assets, net	2,094	2,311
Deferred income taxes	59	63
Investments	1,035	983
Other assets, net of accumulated amortization of $1,046 and $949	4,935	4,163
Total assets	$137,012	$137,100
Liabilities and equity
Accounts payable	$11,964	$10,200
Accrued liabilities	22,331	21,581
Advances and progress billings	56,328	53,081
Short-term debt and current portion of long-term debt	5,204	5,190
Total current liabilities	95,827	90,052
Deferred income taxes	229	230
Accrued retiree health care	2,233	2,503
Accrued pension plan liability, net	6,516	6,141
Other long-term liabilities	2,332	2,211
Long-term debt	47,103	51,811
Total liabilities	154,240	152,948
Shareholders’ equity:
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	10,309	9,947
Treasury stock, at cost	(49,549)	(50,814)
Retained earnings	27,251	29,473
Accumulated other comprehensive loss	(10,305)	(9,550)
Total shareholders’ deficit	(17,233)	(15,883)
Noncontrolling interests	5	35
Total equity	(17,228)	(15,848)
Total liabilities and equity	$137,012	$137,100
See Notes to the Consolidated Financial Statements on pages 57 - 110.

The Boeing Company and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Cash flows – operating activities:
Net loss	($2,242)	($5,053)	($4,290)
Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Non-cash items –
Share-based plans expense	690	725	833
Treasury shares issued for 401(k) contribution	1,515	1,215	1,233
Depreciation and amortization	1,861	1,979	2,144
Investment/asset impairment charges, net	46	112	98
Gain on dispositions, net	(2)	(6)	(277)
787 reach-forward loss			3,460
Other charges and credits, net	3	401	360
Changes in assets and liabilities –
Accounts receivable	(128)	142	(713)
Unbilled receivables	321	6	(586)
Advances and progress billings	3,365	108	2,505
Inventories	(1,681)	420	(1,127)
Other current assets	389	(591)	345
Accounts payable	1,672	838	(3,783)
Accrued liabilities	779	2,956	(3,687)
Income taxes receivable, payable and deferred	44	1,347	733
Other long-term liabilities	(313)	(158)	(206)
Pension and other postretirement plans	(1,049)	(1,378)	(972)
Financing receivables and operating lease equipment, net	571	142	210
Other	119	307	304
Net cash provided/(used) by operating activities	5,960	3,512	(3,416)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(1,527)	(1,222)	(980)
Proceeds from disposals of property, plant and equipment	27	35	529
Acquisitions, net of cash acquired	(70)		(6)
Contributions to investments	(16,448)	(5,051)	(35,713)
Proceeds from investments	15,739	10,619	45,489
Other	(158)	(11)	5
Net cash (used)/provided by investing activities	(2,437)	4,370	9,324
Cash flows – financing activities:
New borrowings	75	34	9,795
Debt repayments	(5,216)	(1,310)	(15,371)
Stock options exercised	45	50	42
Employee taxes on certain share-based payment arrangements	(408)	(40)	(66)
Other	17
Net cash used by financing activities	(5,487)	(1,266)	(5,600)
Effect of exchange rate changes on cash and cash equivalents	30	(73)	(39)
Net (decrease)/increase in cash & cash equivalents, including restricted	(1,934)	6,543	269
Cash & cash equivalents, including restricted, at beginning of year	14,647	8,104	7,835
Cash & cash equivalents, including restricted, at end of year	12,713	14,647	8,104
Less restricted cash & cash equivalents, included in Investments	22	33	52
Cash and cash equivalents at end of year	$12,691	$14,614	$8,052
See Notes to the Consolidated Financial Statements on pages 57 - 110.

The Boeing Company and Subsidiaries
Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2021	$5,061	$7,787	($52,641)	$38,610	($17,133)	$241	($18,075)
Net loss				(4,202)		(88)	(4,290)
Other comprehensive income, net of tax of ($57)					5,474		5,474
Share-based compensation		833					833
Treasury shares issued for stock options exercised, net		(28)	70				42
Treasury shares issued for other share-based plans, net		(98)	35				(63)
Treasury shares issued for 401(k) contribution		558	675				1,233
Balance at December 31, 2021	$5,061	$9,052	($51,861)	$34,408	($11,659)	$153	($14,846)
Net loss				(4,935)		(118)	(5,053)
Other comprehensive income, net of tax of ($22)					2,109		2,109
Share-based compensation		725					725
Treasury shares issued for stock options exercised, net		(31)	81				50
Treasury shares issued for other share-based plans, net		(94)	46				(48)
Treasury shares issued for 401(k) contribution		295	920				1,215
Balance at December 31, 2022	$5,061	$9,947	($50,814)	$29,473	($9,550)	$35	($15,848)
Net loss				(2,222)		(20)	(2,242)
Other comprehensive loss, net of tax of $4					(755)		(755)
Share-based compensation		690					690
Treasury shares issued for stock options exercised, net		(28)	73				45
Treasury shares issued for other share-based plans, net		(660)	304				(356)
Treasury shares issued for 401(k) contribution		627	888				1,515
Subsidiary shares purchased from noncontrolling interests		(267)					(267)
Other changes in noncontrolling interests						(10)	(10)
Balance at December 31, 2023	$5,061	$10,309	($49,549)	$27,251	($10,305)	$5	($17,228)
See Notes to the Consolidated Financial Statements on pages 57 - 110.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2023	2022	2021
Revenues:
Commercial Airplanes	$33,901	$26,026	$19,714
Defense, Space & Security	24,933	23,162	26,540
Global Services	19,127	17,611	16,328
Unallocated items, eliminations and other	(167)	(191)	(296)
Total revenues	$77,794	$66,608	$62,286
Loss from operations:
Commercial Airplanes	($1,635)	($2,341)	($6,377)
Defense, Space & Security	(1,764)	(3,544)	1,544
Global Services	3,329	2,727	2,017
Segment operating loss	(70)	(3,158)	(2,816)
Unallocated items, eliminations and other	(1,759)	(1,504)	(1,227)
FAS/CAS service cost adjustment	1,056	1,143	1,173
Loss from operations	(773)	(3,519)	(2,870)
Other income, net	1,227	1,058	551
Interest and debt expense	(2,459)	(2,561)	(2,714)
Loss before income taxes	(2,005)	(5,022)	(5,033)
Income tax (expense)/benefit	(237)	(31)	743
Net loss	(2,242)	(5,053)	(4,290)
Less: net loss attributable to noncontrolling interest	(20)	(118)	(88)
Net loss attributable to Boeing Shareholders	($2,222)	($4,935)	($4,202)
This information is an integral part of the Notes to the Consolidated Financial Statements. See Note 22 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Years ended December 31, 2023, 2022 and 2021
(Dollars in millions, except otherwise stated)
Note 1 – Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing,” the “Company,” “we,” “us” or “our”). These statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. All significant intercompany accounts and transactions have been eliminated. As described in Note 22, we now operate in three reportable segments: Commercial Airplanes (BCA), Defense, Space & Security (BDS), and Global Services (BGS). As a result, prior period amounts have been reclassified to conform to current period presentation.
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
The accounting for long-term contracts involves a judgmental process of estimating total revenues, costs and profit for each performance obligation. Cost of sales is recognized as incurred. The amount reported as revenues is determined by adding a proportionate amount of the estimated profit to the amount reported as cost of sales. Recognizing revenue as costs are incurred provides an objective measure of progress on the long-term contract and thereby best depicts the extent of transfer of control to the customer.
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
The table below reflects the impact of net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts including the impact to Loss from operations from estimated losses on unexercised options for the years ended December 31:

	2023	2022	2021
Decrease to Revenue	($1,706)	($2,335)	($379)
Increase to Loss from operations	($2,943)	($5,253)	($880)
Increase to Diluted loss per share	($5.43)	($8.88)	($1.28)
Significant adjustments during the three years ended December 31, 2023 included losses on VC-25B, KC-46A Tanker, MQ-25, Commercial Crew and T-7A Red Hawk programs in addition to lower earnings on F-15 and satellites.

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
Financial services revenue We record financial services revenue associated with sales-type leases, operating leases and loans in Sales of services on the Consolidated Statements of Operations. For sales-type leases, we recognize selling profit or loss at lease inception if collection of the lease payments is probable. For sales-type leases, we record financing receivables at lease inception. A financing receivable is recorded at the aggregate of future lease payments, estimated residual value of the leased equipment, and any deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. For notes receivable, we record financing receivables net of any unamortized discounts and deferred incremental direct costs. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

Income recognition is generally suspended for financing receivables that are uncollectible. We determine that a financing receivable is uncollectible when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms. We determine a financing receivable is past due when cash has not been received upon the due date specified in the contract.
We evaluate the collectability of financing receivables at commencement and on a recurring basis. If a financing receivable is determined to be uncollectible, the customer is categorized as non-accrual status. When a customer is in non-accrual status at commencement, sales-type lease revenue is deferred until substantially all cash has been received or the customer is removed from non-accrual status. If we have a note receivable with a customer that is in non-accrual status, or a sales-type lease with a customer that changes to non-accrual status after commencement, we recognize contractual interest income as payments are received to the extent there is sufficient collateral and payments exceed past due principal payments.
Residual values, which are reviewed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other-than-temporary are recognized in the period in which the declines occur.
For operating leases, revenue on leased aircraft and equipment is recorded on a straight-line basis over the term of the lease. Operating lease assets, included in Financing receivables and operating lease equipment, net, are recorded at cost and depreciated to an estimated residual value using the straight-line method over the period that we project we will hold the asset. We periodically review our estimates of residual value and recognize forecasted changes by prospectively adjusting depreciation expense. We record assets held for sale at the lower of carrying value or fair value less costs to sell. We evaluate for impairment assets under operating leases when events or changes in circumstances indicate that the expected undiscounted cash flow from the asset may be less than the carrying value. When we determine that impairment is indicated for an asset, the amount of impairment expense recorded is the excess of the carrying value over the fair value of the asset.
Reinsurance revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $163, $129 and $126 during 2023, 2022 and 2021, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $181, $134 and $129 during 2023, 2022 and 2021, respectively. Revenues and costs are presented net in Cost of sales in the Consolidated Statements of Operations.
Research and Development
Research and development includes costs incurred for experimentation, design and testing, as well as bid and proposal efforts related to government products and services, which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our long-term contract accounting policy. We have certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues. Research and development expense, net included bid and proposal costs of $188, $217 and $213 in 2023, 2022 and 2021, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank where conditions for right of set-off are met, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $117 and $102 at December 31, 2023 and 2022.
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

Used aircraft purchased by our BCA segment and general stock materials are stated at cost not in excess of net realizable value. Spare parts inventory is stated at lower of average unit cost or net realizable value. We review our commercial spare parts and general stock materials quarterly to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends, expected production usage, and the size and age of the aircraft fleet using the part. Impaired inventories are charged to Cost of products in the period the impairment occurs.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, including applicable construction-period interest, less accumulated depreciation and are depreciated principally over the following estimated useful lives: new buildings and land improvements, from 10 to 40 years; and new machinery and equipment, from 4 to 20 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years’ digits. Capitalized internal use software is included in Other assets, net and amortized using the straight line method over 5 years. Capitalized costs of software purchased as a service are included in Other assets, net and amortized using the straight line method over the term of the hosting arrangement, which is typically no greater than 10 years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including assets that may be subject to a management plan for disposition.
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
Leases We determine if an arrangement is, or contains, a lease under which we are the lessee at the inception date. Operating lease assets are included in Other assets, net, with the related liabilities included in Accrued liabilities and Other long-term liabilities. Assets under finance leases, which primarily represent computer equipment, are included in Property, plant and equipment, net, with the related liabilities included in Short-term debt and current portion of long-term debt and Long-term debt on the Consolidated Statements of Financial Position.
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
Available-for-sale debt investments include commercial paper, U.S. government agency securities and corporate debt securities. Available-for-sale debt investments are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Realized gains and losses on available-for-sale debt investments are recognized based on the specific identification method. Available-for-sale debt investments are assessed for impairment quarterly.
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
We classify investment income and loss on our Consolidated Statements of Operations based on whether the investment is operating or non-operating in nature. Operating investments align strategically and are integrated with our operations. Earnings from operating investments, including our share of income or loss from equity method investments, dividend income from other equity investments, and any impairments or gain/loss on the disposition of these investments, are recorded in Income/(loss) from operating investments, net. Non-operating investments are those we hold for non-strategic purposes. Earnings from non-operating investments, including interest and dividends on marketable securities, and any impairments or gain/loss on the disposition of these investments are recorded in Other income, net.
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
Allowances for Losses on Certain Financial Assets
We establish allowances for credit losses on accounts receivable, unbilled receivables, financing receivables and certain other financial assets. The adequacy of these allowances is assessed quarterly through consideration of factors such as customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of the receivable, expected loss rates and collateral exposures. Collateral exposure is the excess of the carrying value of a financial asset over the fair value of the related collateral. We determine the creditworthiness of our customers by assigning internal credit ratings based upon publicly available information and information obtained directly from the customers. Our rating categories are comparable to those used by major credit rating agencies.
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
We provide guarantees to certain commercial aircraft customers which include compensation provisions for failure to meet specified aircraft performance targets. We account for these performance guarantees as warranties. The estimated liability for these warranties is based on known and anticipated operational characteristics and forecasted customer operation of the aircraft relative to contractually specified performance targets, and anticipated settlements when contractual remedies are not specified. Estimated payments are recorded as a reduction of revenue at delivery of the related aircraft. We have agreements that require certain suppliers to compensate us for amounts paid to customers for failure of supplied equipment to meet specified performance targets. Claims against suppliers under these agreements are included in Inventories and recorded as a reduction in Cost of products at delivery of the related aircraft. These performance warranties and claims against suppliers are included in estimates to complete the related programs.
Supplier Penalties
We may incur penalties to suppliers under certain circumstances such as a contract termination. We record an accrual for supplier penalties when an event occurs that makes it probable we will incur a supplier penalty and the amount is reasonably estimable.
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

Note 2 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows:

	Commercial Airplanes	Defense, Space & Security	Global Services	Other	Total
Balance at December 31, 2021	$1,316	$3,224	$3,443	$85	$8,068
Goodwill adjustments			(11)		(11)
Balance at December 31, 2022	$1,316	$3,224	$3,432	$85	$8,057
Acquisitions	3	11	16		30
Goodwill adjustments			6		6
Balance at December 31, 2023	$1,319	$3,235	$3,454	$85	$8,093
As of December 31, 2023 and 2022, we had indefinite-lived intangible assets with carrying amounts of $197 relating to trade names. As of December 31, 2023 and 2022, we had an indefinite-lived intangible asset with a carrying amount of $202 related to in process research and development for a next-generation air vehicle.
The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$2,545	$1,566	$2,546	$1,443
Product know-how	552	465	552	441
Customer base	1,358	837	1,356	777
Developed technology	638	569	621	545
Other	280	241	276	233
Total	$5,373	$3,678	$5,351	$3,439
Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2023 and 2022 was $235 and $241. Estimated amortization expense for the five succeeding years is as follows:

	2024	2025	2026	2027	2028
Estimated amortization expense	$224	$199	$194	$174	$147
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

Basic earnings per share is calculated by taking net earnings attributable to Boeing Shareholders, less earnings available to participating securities, divided by the basic weighted average common shares outstanding.
Diluted earnings per share is calculated by taking net earnings attributable to Boeing Shareholders, less earnings available to participating securities, divided by the diluted weighted average common shares outstanding. Diluted weighted average common shares outstanding is calculated using the treasury stock method.
The elements used in the computation of basic and diluted earnings per share were as follows:

(In millions - except per share amounts)
Years ended December 31,	2023	2022	2021
Net loss attributable to Boeing Shareholders	($2,222)	($4,935)	($4,202)
Less: earnings available to participating securities
Net loss available to common shareholders	($2,222)	($4,935)	($4,202)
Basic
Basic weighted average shares outstanding	606.1	595.2	588.0
Less: participating securities(1)	0.3	0.3	0.4
Basic weighted average common shares outstanding	605.8	594.9	587.6
Diluted
Diluted weighted average shares outstanding	606.1	595.2	588.0
Less: participating securities(1)	0.3	0.3	0.4
Diluted weighted average common shares outstanding	605.8	594.9	587.6
Net loss per share:
Basic	($3.67)	($8.30)	($7.15)
Diluted	(3.67)	(8.30)	(7.15)
(1)Participating securities include certain instruments in our deferred compensation plan.
The following table represents potential common shares that were not included in the computation of Diluted loss per share because the effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)
Years ended December 31,	2023	2022	2021
Performance awards			2.9
Performance-based restricted stock units		0.4	0.8
Restricted stock units		1.0	0.4
Stock options	0.8	0.8	0.3
In addition, potential common shares of 5.7 million, 3.5 million, and 2.6 million for the years ended December 31, 2023, 2022 and 2021 were excluded from the computation of Diluted loss per share, because the effect would have been antidilutive as a result of incurring a net loss in those periods.

Note 4 – Income Taxes
The components of Loss before income taxes were:

Years ended December 31,	2023	2022	2021
U.S.	($2,512)	($5,457)	($5,475)
Non-U.S.	507	435	442
Total	($2,005)	($5,022)	($5,033)
Income tax (expense)/benefit consisted of the following:

Years ended December 31,	2023	2022	2021
Current tax (benefit)/expense
U.S. federal	$9	($58)	($89)
Non-U.S.	179	142	147
U.S. state	19	(42)	42
Total current	207	42	100
Deferred tax (benefit)/expense
U.S. federal	6	(62)	(855)
Non-U.S.	5	(3)	(12)
U.S. state	19	54	24
Total deferred	30	(11)	(843)
Total income tax expense/(benefit)	$237	$31	($743)
Net income tax payments/(refunds) were $204, ($1,317) and ($1,480) in 2023, 2022 and 2021, respectively.
The following is a reconciliation of the U.S. federal statutory tax to actual income tax (benefit)/expense:

Years ended December 31,	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory tax	($421)	21.0%	($1,054)	21.0%	($1,057)	21.0%
Valuation allowance	1,150	(57.3)	1,199	(23.9)	512	(10.2)
Research and development credits	(472)	23.6	(204)	4.1	(189)	3.8
State income tax provision, net of effects on U.S. federal tax	(75)	3.7	(90)	1.8	(94)	1.9
Tax on non-U.S. activities	35	(1.8)	64	(1.3)	47	(0.9)
Impact of subsidiary shares purchased from noncontrolling interests	(29)	1.5
Other provision adjustments	49	(2.5)	116	(2.3)	38	(0.9)
Income tax expense/(benefit)	$237	(11.8)%	$31	(0.6)%	($743)	14.7%

Significant components of our deferred tax assets/(liabilities) at December 31 were as follows:

	2023	2022
Inventory and long-term contract methods of income recognition	($5,115)	($4,369)
Research expenditures	2,873	1,464
Federal net operating loss, credit, interest and other carryovers(1)	2,551	2,082
Fixed assets, intangibles and goodwill	(1,566)	(1,641)
Pension benefits	1,178	1,146
Other employee benefits	1,162	1,095
State net operating loss, credit, interest and other carryovers(2)	1,137	1,021
Accrued expenses and reserves	956	933
Other postretirement benefit obligations	590	660
737 MAX customer concessions and other considerations	310	425
Other	304	179
Gross deferred tax assets/(liabilities) before valuation allowance	$4,380	$2,995
Valuation allowance	(4,550)	(3,162)
Net deferred tax assets/(liabilities) after valuation allowance	($170)	($167)
(1)     Of the deferred tax asset for federal net operating loss, credit, interest and other carryovers, $1,224 expires on or before December 31, 2043 and $1,327 may be carried over indefinitely.
(2)     Of the deferred tax asset for state net operating loss, credit, interest and other carryovers, $575 expires on or before December 31, 2043 and $562 may be carried over indefinitely.
Net deferred tax assets/(liabilities) at December 31 were as follows:

	2023	2022
Deferred tax assets	$14,743	$12,301
Deferred tax liabilities	(10,363)	(9,306)
Valuation allowance	(4,550)	(3,162)
Net deferred tax assets/(liabilities)	($170)	($167)
The Company’s deferred income tax assets of $14,743 can be used in future years to offset taxable income and reduce income taxes payable. The Company’s deferred income tax liabilities of $10,363 will partially offset deferred income tax assets and result in higher taxable income in future years and increase income taxes payable. Tax law determines whether future reversals of temporary differences will result in taxable and deductible amounts that offset each other in future years. The particular years in which temporary differences result in taxable or deductible amounts generally are determined by the timing of the recovery of the related asset or settlement of the related liability. The deferred income tax assets and liabilities relate primarily to U.S. federal and state tax jurisdictions. From a U.S. federal tax perspective, the Company generated tax net operating losses in 2021 and interest carryovers in 2021, 2022, and 2023 that can be carried forward indefinitely and federal research and development credits that can be carried forward 20 years.
Throughout 2021, 2022, and 2023, the Company was in a three-year cumulative pre-tax loss position. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses.
As of December 31, 2023 and 2022, the Company has recorded valuation allowances of $4,550 and $3,162 primarily for certain domestic deferred tax assets, and certain domestic net operating losses, tax credit and interest carryforwards. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. Based on these methods, deferred tax liabilities are assumed to reverse and generate taxable income over the next 5 to 10 years while deferred tax assets related to pension and other postretirement benefit obligations are assumed to reverse and generate tax deductions over the next 15 to 20 years. The valuation allowance results from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of deferred tax assets.
During 2023, the Company increased the valuation allowance by $1,388, primarily due to tax credits and other carryforwards generated in 2023 that cannot be realized in 2023. This reflects a tax expense of $1,150 recorded in continuing operations, an increase of $31 related to the associated federal benefit of state impacts, a tax expense of $173 included in Other comprehensive income (OCI) primarily due to the net actuarial losses that resulted from the annual remeasurement of pension assets and liabilities, and an increase of $34 included in additional paid-in capital.
Until the Company generates sustained levels of profitability, additional valuation allowances may have to be recorded with corresponding adverse impacts on earnings and/or OCI.
The Tax Cuts and Jobs Act one-time repatriation tax and Global Intangible Low Tax Income liabilities effectively taxed the undistributed earnings previously deferred from U.S. income taxes. We have not provided for deferred income taxes on the undistributed earnings from certain non-U.S. subsidiaries because such earnings are considered to be indefinitely reinvested. If such earnings were to be distributed, any deferred income taxes would not be significant.
As of December 31, 2023 and 2022, the amounts accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position were not significant. The amounts of interest included in the Consolidated Statements of Operations were not significant for 2023, 2022 and 2021.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
Unrecognized tax benefits – January 1	$915	$858	$966
Gross increases – tax positions in prior periods	38	17	64
Gross decreases – tax positions in prior periods	(3)	(51)	(245)
Gross increases – current period tax positions	181	91	73
Gross decreases – current period tax positions
Unrecognized tax benefits – December 31	$1,131	$915	$858
As of December 31, 2023, 2022 and 2021, the total amount of unrecognized tax benefits include $1,088, $878 and $790, respectively, that would affect the effective tax rate, if recognized. As of December 31, 2023, these amounts were primarily associated with the amount of research tax credits claimed and various other matters.
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
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the US has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to our worldwide operations. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. There remains uncertainty as to the final Pillar Two model rules. We will continue to monitor US and global legislative action related to Pillar Two for potential impacts.
Note 5 – Accounts Receivable, net
Accounts receivable, net at December 31 consisted of the following:

	2023	2022
U.S. government contracts(1)	$970	$800
Commercial Airplanes	57	293
Global Services(2)	1,526	1,390
Defense, Space, & Security(2)	160	145
Other	25	5
Less valuation allowance	(89)	(116)
Total	$2,649	$2,517
(1)Includes foreign military sales through the U.S. government
(2)Excludes U.S. government contracts
Note 6 – Allowances for Losses on Financial Assets
The change in allowances for expected credit losses for the years ended December 31, 2023 and 2022 consisted of the following:

	Accounts receivable	Unbilled receivables	Other Current Assets	Financing receivables	Other Assets	Total
Balance at January 1, 2022	($390)	($91)	($62)	($18)	($186)	($747)
Changes in estimates	2	21	(27)	(37)	(35)	(76)
Write-offs	260	47	4		133	444
Recoveries	12					12
Balance at December 31, 2022	($116)	($23)	($85)	($55)	($88)	($367)

Balance at January 1, 2023	($116)	($23)	($85)	($55)	($88)	($367)
Changes in estimates	(6)	4	30	4	(34)	(2)
Write-offs	29		5			34
Recoveries	4					4
Balance at December 31, 2023	($89)	($19)	($50)	($51)	($122)	($331)

Note 7 – Inventories
Inventories at December 31 consisted of the following:

	2023	2022
Commercial aircraft programs	$68,683	$67,702
Long-term contracts in progress	686	582
Capitalized precontract costs(1)	946	794
Commercial spare parts, used aircraft, general stock materials and other	9,426	9,073
Total	$79,741	$78,151
(1)    Capitalized precontract costs at December 31, 2023 and 2022 includes amounts related to KC-46A Tanker, Commercial Crew, and T-7A Red Hawk Production Options. See Note 13.
Commercial Aircraft Programs
At December 31, 2023 and 2022, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $6,011 and $2,955 and unamortized tooling and other non-recurring costs of $792 and $626. At December 31, 2023, $6,767 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $36 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At December 31, 2023 and 2022, commercial aircraft programs inventory included the following amounts related to the 777X program: $4,638 and $4,059 of work in process, $1,792 and $1,330 of deferred production costs, and $4,063 and $3,774 of unamortized tooling and other non-recurring costs. In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023, which resulted in abnormal production costs of $513 and $325 during the years ended December 31, 2023 and 2022. In the fourth quarter of 2023, the 777X program resumed production.
At December 31, 2023 and 2022, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $12,384 and $12,689, $1,764 and $1,831 of supplier advances, and $1,480 and $1,722 of unamortized tooling and other non-recurring costs. At December 31, 2023, $12,384 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $1,480 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. We produced at abnormally low production rates resulting in abnormal production costs that were expensed as incurred from the third quarter of 2021 through the third quarter of 2023. We expensed abnormal production costs of $1,014, $1,240, and $468 during the years ended December 31, 2023, 2022 and 2021. The remaining abnormal costs associated with rework are not expected to be significant.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $4,126 and $3,586 at December 31, 2023 and 2022.
Note 8 – Contracts with Customers
Unbilled receivables decreased from $8,634 at December 31, 2022 to $8,317 at December 31, 2023, primarily driven by an increase in billings at BDS and BGS.

The following table summarizes our contract assets under long-term contracts that were unbillable or related to outstanding claims as of December 31:

	Unbilled		Claims
	2023	2022	2023	2022
Current	$6,565	$6,478	$6
Expected to be collected after one year	1,771	2,179	40	$16
Less valuation allowance	(19)	(23)
Total	$8,317	$8,634	$46	$16
Unbilled receivables related to commercial customer incentives expected to be collected after one year were $42 and $117 at December 31, 2023 and 2022. Unbilled receivables related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.
Advances and progress billings increased from $53,081 at December 31, 2022 to $56,328 at December 31, 2023, primarily driven by advances on orders received at BCA, partially offset by revenue recognized at BDS.
Revenues recognized for the years ended December 31, 2023 and 2022 from amounts recorded as Advances and progress billings at the beginning of each year were $15,298 and $12,087.
Note 9 – Financing Receivables and Operating Lease Equipment
Financing receivables and operating lease equipment, net consisted of the following at December 31:

	2023	2022
Financing receivables:
Investment in sales-type leases	$556	$804
Notes	102	385
Total financing receivables	658	1,189
Less allowance for losses on receivables	51	55
Financing receivables, net	607	1,134
Operating lease equipment, at cost, less accumulated depreciation of $70 and $76	352	470
Total	$959	$1,604
Financing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price. At December 31, 2023 and 2022, $44 and $405 were determined to be uncollectible financing receivables and placed on non-accrual status. The allowance for losses on receivables remained largely unchanged during the year ended December 31, 2023.

The components of investment in sales-type leases at December 31 were as follows:

	2023	2022
Gross lease payments receivable	$697	$924
Unearned income	(162)	(206)
Net lease payments receivable	535	718
Unguaranteed residual assets	21	86
Total	$556	$804
Financing interest income received for the years ended December 31, 2023 and 2022 was $108 and $13.
Financing receivables that were past due as of December 31, 2023 totaled $9.
Our financing receivable balances at December 31, 2023 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2022	2021	2020	2019	Prior	Total
BBB						$13	$13
BB	$73	$32	$198	$103	$36	53	495
B					12	94	106
CCC			35			9	44
Total carrying value of financing receivables	$73	$32	$233	$103	$48	$169	$658
At December 31, 2023, our allowance for losses related to receivables with ratings of CCC, B, BB and BBB. We applied default rates that averaged 100.0%, 0.0%, 2.4% and 0.1%, respectively, to the exposure associated with those receivables.
Financing Receivables Exposure
The majority of our financing receivables and operating lease equipment portfolio is concentrated in the following aircraft models at December 31:

	2023	2022
717 Aircraft ($0 and $45 accounted for as operating leases)	$478	$563
747-8 Aircraft (Accounted for as sales-type leases)	129	394
737 Aircraft ($148 and $174 accounted for as operating leases)	156	186
777 Aircraft ($194 and $209 accounted for as operating leases)	194	209
MD-80 Aircraft (Accounted for as sales-type leases)		96
757 Aircraft (Accounted for as sales-type leases)		107
747-400 Aircraft (Accounted for as sales-type leases)	43	46
Operating lease equipment primarily includes large commercial jet aircraft.
Impairment charges related to operating lease assets were $0, $7, and $31 for the years ended December 31, 2023, 2022 and 2021.
Lease income recorded in Sales of services on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 included $55, $69, and $54 of interest income from sales-type leases, and $60, $65, and $68 from operating lease payments. Profit at the commencement of sales-type leases was recorded in Sales of services for the years ended December 31, 2023, 2022 and 2021 in the amount of $32, $28, and $78.
As of December 31, 2023, undiscounted cash flows for notes receivable, sales-type and operating leases over the next five years and thereafter are as follows:

	Notes receivable	Sales-type leases	Operating leases
Year 1	$17	$149	$69
Year 2	9	102	61
Year 3	10	109	52
Year 4	11	127	47
Year 5	12	137	45
Thereafter	43	73	48
Total financing receipts	102	697	322
Less imputed interest		(162)
Estimated unguaranteed residual values		21
Total	$102	$556	$322
At December 31, 2023 and December 31, 2022, unguaranteed residual values were $21 and $86.
Note 10 – Property, Plant and Equipment
Property, plant and equipment at December 31 consisted of the following:

	2023	2022
Land	$377	$376
Buildings and land improvements	14,795	14,404
Machinery and equipment	16,055	15,844
Construction in progress	1,679	1,368
Gross property, plant and equipment	32,906	31,992
Less accumulated depreciation	(22,245)	(21,442)
Total	$10,661	$10,550
Depreciation expense was $1,328, $1,396 and $1,488 for 2023, 2022 and 2021, respectively. Interest capitalized in 2023, 2022 and 2021 totaled $101, $89 and $76, respectively.
During 2023 and 2022, we acquired $124 and $101 of property, plant and equipment through non-cash investing and financing transactions. Accounts payable related to purchases of property, plant and equipment were $498 and $396 for the years ended December 31, 2023 and 2022.

Note 11 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2023	2022
Time deposits (1)	$2,753	$2,093
Equity method investments (2)	966	948
Available-for-sale debt investments (1)	499	479
Equity and other investments	69	36
Restricted cash & cash equivalents (1)(3)	22	33
Total	$4,309	$3,589
(1)Included in Short-term and other investments on our Consolidated Statements of Financial Position.
(2)Dividends received were $31 and $111 during 2023 and 2022. Retained earnings at December 31, 2023 include undistributed earnings from our equity method investments of $110.
(3)Reflects amounts restricted in support of our property sales, workers’ compensation programs and insurance premiums.
Contributions to investments and Proceeds from investments on our Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during 2023, 2022 and 2021 was $15,794, $4,358 and $34,905, respectively. Cash proceeds from the maturities of time deposits during 2023, 2022 and 2021 were $15,140, $9,943 and $44,372, respectively.
Allowance for losses on available-for-sale debt investments are assessed quarterly. All instruments are considered investment grade, and we have not recognized an allowance for credit losses as of December 31, 2023.
Equity Method Investments
Our equity method investments consisted of the following at December 31:

	Segment	Ownership Percentages	Investment Balance
			2023	2022
United Launch Alliance	BDS	50%	$582	$587
Other	BCA, BDS, BGS and Other		384	361
Total equity method investments			$966	$948
Note 12 – Leases
Our operating lease assets primarily represent manufacturing and research and development facilities, warehouses and offices. Total operating lease expense was $457 and $421 for the years ended December 31, 2023 and 2022, of which $76 and $75 was attributable to variable lease expenses.
For the years ended December 31, 2023 and 2022, cash payments against operating lease liabilities totaled $323 and $294 and non-cash transactions totaled $488 and $245 to recognize operating assets and liabilities for new leases.

Supplemental Consolidated Statement of Financial Position information related to leases consisted of the following at December 31:

	2023	2022
Operating leases:
Operating lease right-of-use assets	$1,690	$1,451
Current portion of lease liabilities	296	276
Non-current portion of lease liabilities	1,518	1,305
Total operating lease liabilities	$1,814	$1,581

Weighted average remaining lease term (years)	11	12
Weighted average discount rate	3.21%	4.13%
Operating lease assets are included in Other assets, net, with the related liabilities included in Accrued liabilities and Other long-term liabilities.
Maturities of operating lease liabilities for the next five years are as follows:

Operating leases
2024	$358
2025	317
2026	279
2027	230
2028	182
Thereafter	1,032
Total lease payments	2,398
Less imputed interest	(584)
Total	$1,814
As of December 31, 2023, we have entered into leases that have not yet commenced of $430, primarily for a maintenance, repair and overhaul hangar that will support military aircraft programs. These leases will commence in 2024 with lease terms of 2 years to 27 years.

Note 13 – Liabilities, Commitments and Contingencies
Accrued Liabilities
Accrued liabilities at December 31 consisted of the following:

	2023	2022
Accrued compensation and employee benefit costs	$6,721	$6,351
737 MAX customer concessions and other considerations	1,327	1,864
Other customer concessions and considerations	1,300	1,102
Environmental	844	752
Product warranties	2,448	2,275
Forward loss recognition	4,699	4,060
Accrued interest payable	652	599
Current portion of lease liabilities	296	276
Current portion of retiree healthcare and pension liabilities	473	494
Other	3,571	3,808
Total	$22,331	$21,581
737 MAX Customer Concessions and Other Considerations
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during 2023 and 2022.

	2023	2022
Beginning balance – January 1	$1,864	$2,940
Reductions for payments made	(449)	(1,031)
Reductions for concessions and other in-kind considerations	(61)	(29)
Changes in estimates	(27)	(16)
Ending balance – December 31	$1,327	$1,864
At December 31, 2023, $0.1 billion of the liability balance remains subject to negotiations with customers. We expect to pay $0.6 billion in 2024 while the remaining amounts are expected to be liquidated by lower customer delivery payments.
Environmental
The following table summarizes changes in environmental remediation liabilities during the years ended December 31, 2023 and 2022.

	2023	2022
Beginning balance – January 1	$752	$605
Reductions for payments made, net of recoveries	(79)	(43)
Changes in estimates	171	190
Ending balance – December 31	$844	$752
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At December 31, 2023 and 2022, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,030 and $1,058.
Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the years ended December 31, 2023 and 2022.

	2023	2022
Beginning balance – January 1	$2,275	$1,900
Additions for current year deliveries	164	202
Reductions for payments made	(320)	(403)
Changes in estimates	329	576
Ending balance – December 31	$2,448	$2,275
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
Trade-in commitment agreements at December 31, 2023 have expiration dates from 2024 through 2030. At December 31, 2023 and 2022, total contractual trade-in commitments were $1,415 and $1,117. As of December 31, 2023 and 2022, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $407 and $286, and the fair value of the related trade-in aircraft was $407 and $286.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $17,003 and $16,105 as of December 31, 2023 and 2022. The estimated earliest potential funding dates for these commitments as of December 31, 2023 are as follows:

Total
2024	$1,946
2025	3,098
2026	4,829
2027	2,421
2028	1,641
Thereafter	3,068
$17,003
As of December 31, 2023, all of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $264 related to certain joint ventures over the next nine years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,548 and $5,070 as of December 31, 2023 and 2022.
Company Owned Life Insurance
McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2023 and 2022, the cash surrender value was $360 and $376 and the total loans were $334 and $346. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2023 and 2022.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days but may extend up to 12 months. At December 31, 2023 and 2022, Accounts payable included $2.9 billion and $2.5 billion payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.

Government Assistance
Certain states and localities in which we operate offer or have offered various business incentives related to investment and/or job creation. Between 2010 and 2016, we received cash grants totaling $346 related to our investment in operations in South Carolina. The grants were recorded in Accrued liabilities and are being amortized, primarily to inventory, over the useful life of the Property, plant and equipment extending through 2052. During 2023 and 2022, we amortized $10 and $11 to Inventories, and recorded a benefit of $12 and $5 in cost of sales. At December 31, 2023 and 2022, Inventories included a benefit of $62 and $64 and Accrued liabilities included a balance of $97 and $106.
We are eligible to claim tax refunds from the State of Missouri and City of Irving, Texas primarily related to job creation and retention through 2031. During 2023 and 2022, we received $22 and $30 in cash and recorded a benefit of $28 and $21 in cost of sales. At December 31, 2023 and 2022, Other current assets includes receivables of $26 and $20. As of December 31, 2023, $60 of refunds, plus interest, is subject to clawback if we fail to meet certain conditions, including employment levels.
We are eligible to claim cash grants through 2032 of up to $62, related to operations in Queensland, Australia. During 2023 and 2022, $5 and $7 cash was received and recorded as a benefit in cost of sales. At December 31, 2023, $4 is subject to clawback if we fail to meet certain conditions, including employment levels.
Industrial Revenue Bonds (IRB) issued by St. Louis County and the city of St. Charles, Missouri were used to finance the purchase and/or construction of real and personal property at our St. Louis and St. Charles sites. Tax benefits associated with IRBs include twelve-year property tax abatements and sales tax exemptions from St. Louis County and a 22 year property tax abatement and sales tax exemption from the city of St. Charles. We record these properties on our Consolidated Statements of Financial Position. We have also purchased the IRBs, and therefore, are the bondholders as well as the borrower/lessee of the properties purchased with the IRB proceeds. The liabilities and IRB assets are equal and are reported net in the Consolidated Statements of Financial Position. As of December 31, 2023 and 2022, the assets and liabilities associated with the IRBs were $333 and $271.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4 billion program to develop and modify two 747-8 commercial aircraft. During 2022, we increased the reach-forward loss on the contract by $1,452. This year we made progress completing engineering and production requirements. During 2023, we increased the reach-forward loss on the contract by $482 driven by engineering changes to support the build and installation process; the resolution of supplier negotiations; and factory performance related to labor instability. While we have provisioned for all of our anticipated costs to complete the contract, risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized ten low rate initial production (LRIP) lots for a total of 139 aircraft, including lots 9 and 10 that were authorized in 2023. The EMD contract and authorized LRIP lots total approximately $27 billion as of December 31, 2023.
During 2022, we increased the reach-forward loss on the KC-46A Tanker program by $1,374. During 2023, we increased the reach-forward loss on the KC-46A Tanker program by $309 primarily resulting from factory disruption and additional rework due to a supplier quality issue. As of December 31, 2023, we had approximately $125 of capitalized precontract costs and $48 of potential termination liabilities to suppliers related to unexercised future lots. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. During 2022, we increased the MQ-25 reach-forward loss by $579. During 2023, we increased the reach-forward loss by $231 primarily driven by production and flight testing delays as well as higher than anticipated production costs to complete EMD aircraft attributable to recent factory performance. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. During the year ended December 31, 2022, we recorded earnings charges of $203 related to the T-7A Red Hawk fixed-price EMD contract, which had a reach-forward loss at December 31, 2022. The production portion of the contract includes 11 production lots for aircraft and related services for 346 T-7A Red Hawk aircraft that we believe are probable of being exercised. We expect the first production and support contract option to be exercised in 2025. During 2022, we increased the reach-forward loss by $552. During 2023, we increased the reach-forward loss by $275 primarily reflecting higher estimated production costs. At December 31, 2023, we had approximately $185 of capitalized precontract costs and $249 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
National Aeronautics and Space Administration (NASA) has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station and in the second quarter of 2022 we successfully completed the uncrewed Orbital Flight Test. During 2022, we increased the reach-forward loss by $288. During 2023, we also increased the reach-forward loss by $288 primarily as a result of delaying the crewed flight test previously scheduled for July 2023 following notification by a parachute supplier of an issue identified through testing. A crewed flight test is now planned for April 2024. At December 31, 2023, we had approximately $226 of capitalized precontract costs and $160 of potential termination liabilities to suppliers related to unauthorized future missions. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
December 31,	2023	2022	2023	2022	2023	2022
Contingent repurchase commitments	$404	$514	$404	$514
Credit guarantees	15	45			$14	$27
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
Credit Guarantees We have issued credit guarantees where we are obligated to make payments to a guaranteed party in the event that the original lessee or debtor does not make payments or perform certain specified services. Generally, these guarantees have been extended on behalf of guaranteed parties with less than investment-grade credit. Current outstanding credit guarantees expire through 2036.
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

Note 15 – Debt
In the third quarter of 2023, we entered into a $3,000 five-year revolving credit agreement expiring in August 2028 and a $800 364-day revolving credit agreement expiring in August 2024. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings until August 2025. The legacy three-year revolving credit agreement expiring in August 2025, which consists of $3,000 of total commitments, and the legacy five-year revolving credit agreement expiring in October 2024, as amended, which consists of $3,200 of total commitments, each remain in effect. As of December 31, 2023, we had $10,000 currently available under credit line agreements. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements.
Interest incurred, including amounts capitalized, was $2,560, $2,650 and $2,790 for the years ended December 31, 2023, 2022 and 2021, respectively. Total Company interest payments, net of amounts capitalized, were $2,408, $2,572 and $2,583 for the years ended December 31, 2023, 2022 and 2021, respectively.
Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2023	2022
Unsecured debt	$5,072	$5,103
Finance lease obligations	77	65
Other notes	55	22
Total	$5,204	$5,190
Debt at December 31 consisted of the following:

	2023	2022
Unsecured debt
1.17% - 2.50% due through 2026	$10,135	11,846
2.60% - 3.20% due through 2030	6,071	6,412
3.25% - 3.90% due through 2059	9,584	9,576
3.95% - 5.15% due through 2059	11,024	14,035
5.71% - 6.63% due through 2060	13,015	13,011
6.88% - 8.75% due through 2043	1,855	1,854

Other debt and notes
Finance lease obligations due through 2044	253	206
Other notes	370	61
Total debt	$52,307	$57,001
Scheduled principal payments for debt and minimum finance lease obligations for the next five years are as follows:

	2024	2025	2026	2027	2028
Debt and other notes	$5,128	$4,581	$7,983	$3,300	$1,800
Minimum finance lease obligations	$84	$76	$55	$24	$3

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
We also have other postretirement benefits (OPB) other than pensions which consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees. Retiree health care is provided principally until age 65 for approximately three-fourths of those participants who are eligible for retiree health care coverage. Certain employee groups, including employees covered by most United Auto Workers bargaining agreements, are provided lifetime health care coverage.
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
The components of net periodic benefit (income)/cost were as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2023	2022	2021	2023	2022	2021
Service cost	$2	$3	$3	$49	$72	$87
Interest cost	2,820	2,080	1,988	148	98	97
Expected return on plan assets	(3,441)	(3,789)	(3,848)	(9)	(10)	(7)
Amortization of prior service credits	(81)	(81)	(80)	(22)	(35)	(35)
Recognized net actuarial loss/(gain)	173	913	1,219	(175)	(111)	(56)
Settlement/curtailment (gain)/loss		(4)	193
Net periodic benefit (income)/cost	($527)	($878)	($525)	($9)	$14	$86

Net periodic benefit cost included in Loss from operations	$2	$3	$3	$62	$79	$90
Net periodic benefit income included in Other income, net	(529)	(881)	(528)	(58)	(58)	(1)
Net periodic benefit (income)/cost included in Loss before income taxes	($527)	($878)	($525)	$4	$21	$89
The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2023 and 2022. Benefit obligation balances presented below reflect the PBO for our pension plans and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2023	2022	2023	2022
Change in benefit obligation
Beginning balance	$55,117	$75,635	$2,978	$4,092
Service cost	2	3	49	72
Interest cost	2,820	2,080	148	98
Amendments		1
Actuarial loss/(gain)	1,217	(17,605)	(152)	(914)
Gross benefits paid	(4,837)	(4,971)	(375)	(406)
Subsidies			2	39
Exchange rate adjustment	6	(26)	1	(3)
Ending balance	$54,325	$55,117	$2,651	$2,978
Change in plan assets
Beginning balance at fair value	$49,825	$67,813	$140	$172
Actual return on plan assets	3,756	(13,141)	23	(27)
Company contribution		2
Plan participants’ contributions			4	6
Benefits paid	(4,698)	(4,824)	(4)	(11)
Exchange rate adjustment	8	(25)
Ending balance at fair value	$48,891	$49,825	$163	$140
Amounts recognized in statement of financial position at December 31 consist of:
Other assets	$1,219	$987	$81	$21
Accrued liabilities	(137)	(138)	(336)	(356)
Accrued retiree health care			(2,233)	(2,503)
Accrued pension plan liability, net	(6,516)	(6,141)
Net amount recognized	($5,434)	($5,292)	($2,488)	($2,838)
Amounts recognized in Accumulated other comprehensive loss (AOCI) at December 31 were as follows:

	Pension		Other Postretirement Benefits
	2023	2022	2023	2022
Net actuarial loss/(gain)	$18,175	$17,448	($1,852)	($1,862)
Prior service credits	(1,143)	(1,224)	(19)	(41)
Total recognized in AOCI	$17,032	$16,224	($1,871)	($1,903)

The accumulated benefit obligation (ABO) for all pension plans was $53,671 and $54,481 at December 31, 2023 and 2022. Key information for our plans with ABO and PBO in excess of plan assets as of December 31 was as follows:

	2023	2022
Accumulated benefit obligation	$47,665	$48,134
Fair value of plan assets	41,666	42,491

	2023	2022
Projected benefit obligation	$48,320	$48,770
Fair value of plan assets	41,666	42,491
Assumptions
The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at December 31 of each year and the net periodic benefit cost for the subsequent year.

December 31,	2023	2022	2021
Discount rate:
Pension	5.10%	5.40%	2.80%
Other postretirement benefits	5.00%	5.30%	2.50%
Expected return on plan assets	6.00%	6.00%	6.30%
Rate of compensation increase	4.30%	4.30%	4.30%
Interest crediting rates for cash balance plans	5.00%	5.00%	5.00%
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
The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2023, the MRVA was approximately $8,466 more than the fair market value of assets.
Assumed health care cost trend rates were as follows:

December 31,	2023	2022	2021
Health care cost trend rate assumed next year	5.50%	5.50%	4.50%
Ultimate trend rate	4.50%	4.50%	4.50%
Year that trend reaches ultimate rate	2028	2028	2021

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
We periodically update our long-term, strategic asset allocations. We use various analytics to determine the optimal asset mix and consider plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. A key element of our strategy is to de-risk the plan as the funded status of the plan increases. During 2023, we completed a strategy review including an asset/liability study and, as a result, target allocations were updated with a modest increase to risk assets. The changes in the asset allocation are reflected in the table below. We identify investment benchmarks to evaluate performance for the asset classes in the strategic asset allocation that are market-based and investable where possible. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions, and the timing of benefit payments and contributions. Short-term investments and exchange-traded derivatives are used to rebalance the actual asset allocation to the target asset allocation. The asset allocation is monitored and rebalanced frequently. The actual and target allocations by asset class for the pension assets at December 31 were as follows:

	Actual Allocations		Target Allocations
Asset Class	2023	2022	2023	2022
Fixed income	60%	63%	59%	63%
Global equity	19	14	20	20
Private equity	8	8	7	4
Real estate and real assets	7	8	7	7
Hedge funds	6	7	7	6
Total	100%	100%	100%	100%
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
As a percentage of total pension assets, derivative net notional amounts were 38.3% and 37.1% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and 2.1% and (5.6%) for global equity and commodities at December 31, 2023 and 2022.
In November 2020, the Company elected to contribute $3,000 of our common stock to the pension fund. An independent fiduciary was retained to manage and liquidate the stock over time at its discretion. At December 31, 2022, plan assets included $1,782 of our common stock, which was liquidated during 2023.
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
Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2023 and 2022. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$17,809		$17,750	$59	$15,095		$15,025	$70
U.S. government and agencies	6,822		6,822		7,827		7,827
Mortgage backed and asset backed	505		344	161	664		502	162
Municipal	816		816		843		811	32
Sovereign	720		720		706		706
Other	9	$6		3	8	$8
Derivatives:
Assets	69		69		36		36
Liabilities					(87)		(87)
Cash equivalents and other short-term investments	326		326		571		571
Equity securities:
U.S. common and preferred stock	3,391	3,391			2,931	2,931
Non-U.S. common and preferred stock	2,204	2,204			2,023	2,023
Boeing company stock					1,782	1,782
Derivatives:
Assets
Liabilities					(1)		(1)
Private equity
Real estate and real assets:
Real estate
Real assets	385	349	33	3	362	310	47	5
Derivatives:
Assets					1		1
Liabilities					(8)		(7)	(1)
Total	$33,056	$5,950	$26,880	$226	$32,753	$7,054	$25,431	$268

Fixed income common/collective/pooled funds	$1,378				$1,511
Fixed income other	1,364				832
Equity common/collective/ pooled funds	2,702				2,757
Private equity	4,102				4,239
Real estate and real assets	3,138				3,525
Hedge funds	2,751				3,391
Total investments measured at NAV as a practical expedient	$15,435				$16,255

Cash	$86				$409
Receivables	438				541
Payables	(124)				(133)
Total	$48,891				$49,825
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

The following tables summarizes the changes of Level 3 assets, reconciled by asset class, held during the years ended December 31, 2023 and 2022. Transfers into and out of Level 3 are reported at the beginning-of-year values.

	January 1 2023 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2023 Balance
Fixed income securities:
Corporate	$70	$5	($16)		$59
U.S. government and agencies			(1)	$1
Mortgage backed and asset backed	162	7	10	(18)	161
Municipal	32		(5)	(27)
Other		3			3
Real assets	4	(1)			3
Total	$268	$14	($12)	($44)	$226

	January 1 2022 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2022 Balance
Fixed income securities:
Corporate	$53	($19)	$3	$33	$70
Mortgage backed and asset backed	102	(11)	16	55	162
Municipal	29	(14)	9	8	32
Sovereign	9			(9)
Equity securities:
Non-U.S. common and preferred stock	5	(45)	(2)	42
Real assets		(1)	5		4
Total	$198	($90)	$31	$129	$268
For the year ended December 31, 2023, the changes in unrealized gains/(losses) for Level 3 assets still held at December 31, 2023 were $2 for corporate fixed income securities, $6 for mortgage backed and asset backed fixed income securities, and $3 for other fixed income securities. For the year ended December 31, 2022, the changes in unrealized gains/(losses) for Level 3 assets still held at December 31, 2022 were ($16) for corporate fixed income securities, ($11) for mortgage backed and asset backed fixed income securities, ($14) for municipal fixed income securities, and ($1) for real asset securities.
OPB Plan Assets The majority of OPB plan assets are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The index fund is valued using a market approach based on the quoted market price of an identical instrument (Level 1). The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows
Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA), as well as rules governing funding of our non-US pension plans, are not expected to be significant in 2024. We do not expect to make discretionary contributions to our pension plans in 2024.
Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

Year(s)	2024	2025	2026	2027	2028	2029-2033
Pensions	$4,524	$4,425	$4,345	$4,241	$4,143	$19,106
Other postretirement benefits:
Gross benefits paid	358	341	319	295	269	1,004
Subsidies	(12)	(13)	(13)	(13)	(13)	(61)
Net other postretirement benefits	$346	$328	$306	$282	$256	$943
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
Defined Contribution Plans
We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $1,564, $1,260 and $1,268 in 2023, 2022 and 2021, respectively.
Note 17 – Share-Based Compensation and Other Compensation Arrangements
Share-Based Compensation
Our 2023 Incentive Stock Plan, permits awards of incentive and non-qualified stock options, stock appreciation rights, restricted stock or units, performance restricted stock or units, and other stock and cash-based awards to our employees, officers, directors, consultants, and independent contractors. The aggregate number of shares of our stock authorized for issuance under the plan is 12,900,000, plus shares that remain available, undelivered, or retained under our 2003 Incentive Stock Plan, as amended and restated. Following approval of our 2023 Incentive Stock Plan in 2023, no further awards have been or may be granted under our 2003 Incentive Stock Plan.
Shares issued as a result of stock option exercises or conversion of stock unit awards will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to satisfy these issuances during 2024.

Share-based plans expense is primarily included in Total costs and expenses and General and administrative expense, as well as a portion allocated to production as inventoried costs. The share-based plans expense and related income tax benefit were as follows:

Years ended December 31,	2023	2022	2021
Restricted stock units and other awards	$697	$726	$840
Income tax benefit (before consideration of valuation allowance)	$157	$178	$148
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
Stock options granted during 2023 were not material.
On February 16, 2022, we granted 348,769 premium-priced stock options to our executive officers as part of our long-term incentive program. These stock options have an exercise price equal to 120% of the fair market value of our stock on the date of grant. If certain performance measures are met, the exercise price is reduced to 110% of the grant date fair market value of our stock.
On February 17, 2021, we granted 342,986 premium-priced stock options to our executive officers as part of our long-term incentive program. These stock options have an exercise price equal to 120% of the fair market value of our stock on the date of grant. During 2021, we also granted 148,322 stock options to certain executives, of which 40,322 had an exercise price equal to 120% of the fair market value of our stock on the date of grant, and the remaining 108,000 had an exercise price equal to the fair market value of our stock on the date of grant. The grant date fair market values of these awards were not significant.

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

Stock option activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	1,390,769	$178.18
Granted	30,000	210.68
Exercised	(597,030)	77.06
Forfeited	(31,077)	260.26
Outstanding at end of year	792,662	$252.35	7.7	$7
Exercisable at end of year	7,953	$197.07	3.1	$1
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $80, $75 and $84, with a related tax benefit of $18, $17 and $19, respectively. At December 31, 2023, there was $11 of total unrecognized compensation cost related to options which is expected to be recognized over a weighted average period of 1.2 years.
Restricted Stock Units
In February 2023, 2022 and 2021, we granted to our executives 327,523, 1,804,541 and 980,077 restricted stock units (RSUs) as part of our long-term incentive program with grant date fair values of $214.35, $217.48 and $215.70 per unit, respectively. On July 29, 2022, we also granted 2,568,112 RSUs with a grant date fair value of $157.69 per unit as part of our long-term incentive program, accelerating awards planned for 2023 to retain executives. The RSUs granted under this program will generally vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the RSUs will not vest and all rights to the stock units will terminate. These RSUs are labeled executive long-term incentive program in the table below.
In addition to RSUs awarded under our long-term incentive programs, we granted RSUs to certain executives and employees. These RSUs are labeled other RSUs in the table below.
The fair values of all RSUs are estimated using the average of the high and low stock prices on the date of grant.

RSU activity for the year ended December 31, 2023 was as follows:

	Executive Long-Term Incentive Program	Employee Long-Term Incentive Program	Other
Number of units:
Outstanding at beginning of year	6,117,900	4,373,807	958,694
Granted	411,134		142,711
Forfeited	(229,226)	(106,087)	(32,253)
Distributed	(950,318)	(4,242,199)	(303,642)
Outstanding at end of year	5,349,490	25,521	765,510
Undistributed vested units	1,630,233	25,407	34,600
Unrecognized compensation cost	$366		$55
Weighted average remaining amortization period (years)	1.5		1.6
Performance Restricted Stock Units
On February 16, 2023, we granted 199,899 performance restricted stock units (PRSU) to our executive officers as part of our long-term incentive program that will result in that number of PRSUs being paid out if the target performance metric is achieved. The PRSUs granted under this program have a grant date fair value of $214.35 per unit. The award payout can range from 0% to 200% of the initial PRSU grant based on cumulative free cash flow achievement over the period January 1, 2023 through December 31, 2025 as compared to the target set at the start of the performance period. The PRSUs granted under this program will vest at the payout amount determined on the third anniversary of the grant date and settle in common stock (on a one-for-one basis). If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) remains eligible under the award and, if the award is earned, may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the PRSUs will not vest and all rights to the stock units will terminate. During the year ended December 31, 2023, there were no forfeitures or distributions. At December 31, 2023, unrecognized compensation cost was $31, and the weighted average remaining amortization period was 2.1 years.
Performance-Based Restricted Stock Units
Performance-Based Restricted Stock Units (PBRSUs) are stock units that pay out based on the Company’s total shareholder return (TSR) as compared to a group of peer companies over a three-year period. The award payout can range from 0% to 200% of the initial PBRSU grant. During 2023, these performance awards expired with a payout of 0%.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan which permits eligible employees to purchase Boeing stock at 95% of the fair market value on the last trading day of each three-month period using payroll deduction. The aggregate number of shares of our stock authorized for issuance under the plan is 12,000,000. During the year ended December 31, 2023, approximately 216,719 shares were purchased at an average price of $193.52 per share.
Deferred Compensation
The Company has deferred compensation plans which permit certain employees and executives to defer a portion of their salary, bonus, certain other incentive awards and retirement contributions.

Participants can diversify these amounts among 23 investment funds including a Boeing stock unit account.
Total expense/(income) related to deferred compensation was $188, ($117) and $126 in 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the deferred compensation liability which is being marked to market was $1,640 and $1,499.
Note 18 – Shareholders’ Equity
As of December 31, 2023 and 2022, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized. No preferred stock has been issued.
Changes in Share Balances
The following table shows changes in each class of shares:

	Common Stock	Treasury Stock
Balance at January 1, 2021	1,012,261,159	429,941,021
Issued		(6,904,556)
Acquired		307,242
Balance at December 31, 2021	1,012,261,159	423,343,707
Issued		(8,877,047)
Acquired		204,723
Balance at December 31, 2022	1,012,261,159	414,671,383
Issued		(13,651,201)
Acquired		1,725,954
Balance at December 31, 2023	1,012,261,159	402,746,136
Additional Paid-in Capital
During the year ended December 31, 2023, Additional paid-in capital included a decrease of $267 related to a non-cash transaction to purchase shares in a consolidated subsidiary from the noncontrolling interests.

Accumulated Other Comprehensive Loss
Changes in AOCI by component for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments		Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2021	($30)	$1	($43)		($17,061)		($17,133)
Other comprehensive (loss)/income before reclassifications	(75)		55		4,268	(2)	4,248
Amounts reclassified from AOCI			(6)		1,232	(3)	1,226
Net current period Other comprehensive (loss)/income	(75)		49		5,500		5,474
Balance at December 31, 2021	($105)	$1	$6		($11,561)		($11,659)
Other comprehensive (loss)/income before reclassifications	(62)	(1)	(40)		1,529	(2)	1,426
Amounts reclassified from AOCI			10	(4)	673	(3)	683
Net current period Other comprehensive (loss)/income	(62)	(1)	(30)		2,202		2,109
Balance at December 31, 2022	($167)		($24)		($9,359)		($9,550)
Other comprehensive income/(loss) before reclassifications	33	2	41		(722)	(2)	(646)
Amounts reclassified from AOCI			(5)		(104)	(3)	(109)
Net current period Other comprehensive income/(loss)	33	2	36		(826)		(755)
Balance at December 31, 2023	($134)	$2	$12		($10,185)		($10,305)
(1)    Net of tax.
(2)    Primarily related to remeasurement of assets and benefit obligations related to the Company's pension and other postretirement benefit plans resulting in an actuarial (loss)/gain of ($722), $1,533 and $4,262 (net of tax of $13, ($22) and ($32)) for the years ended December 31, 2023, 2022 and 2021. See Note 16.
(3)    Amounts reclassified from AOCI for the year ended December 31, 2023, primarily related to amortization of prior service credits totaling ($102) (net of tax of $1). Amounts reclassified from AOCI for the years ended December 31, 2022 and 2021, primarily related to amortization of actuarial losses totaling $791 and $1,155 (net of tax of ($11) and ($8)). These are included in net periodic pension cost. See Note 16.
(4)    Included losses of $39 (net of tax of ($11)) from cash flow hedges reclassified to Other income, net because the forecasted transactions are not probable of occurring.
Note 19 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, commodity swaps and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain expected sales and purchased through 2031. We use commodity derivatives, such as fixed-price purchase commitments and swaps to hedge against potentially unfavorable price changes for commodities used in production. Our commodity contracts hedge forecasted transactions through 2028.

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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	2023	2022	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	$4,120	$2,815	$85	$23	($63)	($122)
Commodity contracts	514	602	83	115	(8)	(9)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	254	462	1	5	(32)	(42)
Commodity contracts	115	412		2	(2)	(1)
Total derivatives	$5,003	$4,291	169	145	(105)	(174)
Netting arrangements			(47)	(33)	47	33
Net recorded balance			$122	$112	($58)	($141)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

Years ended December 31,	2023	2022	2021
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	$61	($118)	($47)
Commodity contracts	(20)	78	102
Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

Years ended December 31,	2023	2022	2021
Foreign exchange contracts
Revenues		$1
Costs and expenses	($15)	7	$13
General and administrative	(17)	(12)	8
Commodity contracts
Costs and expenses	$31	$31	($18)
General and administrative expense	7	10	5

During the twelve months ended December 31, 2022, we reclassified losses associated with certain cash flow hedges of $50 from AOCI to Other income, net because it became probable the forecasted transactions would not occur. Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the years ended December 31, 2023, 2022 and 2021.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $39 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facility, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at December 31, 2023 was $16. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At December 31, 2023, there was no collateral posted related to our derivatives.
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

	December 31, 2023			December 31, 2022
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,514	$1,514		$1,797	$1,797
Available-for-sale debt investments:
Commercial paper	291		$291	256		$256
Corporate notes	183		183	195		195
U.S. government agencies	25		25	47		47
Other equity investments	44	44		10	10
Derivatives	122		122	112		112
Total assets	$2,179	$1,558	$621	$2,417	$1,807	$610

Liabilities
Derivatives	($58)		($58)	($141)		($141)
Total liabilities	($58)		($58)	($141)		($141)
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

Certain assets have been measured at fair value on a nonrecurring basis, using significant unobservable inputs (Level 3). The following table presents the nonrecurring losses recognized for the years ended December 31 due to long-lived asset impairment, and the fair value and asset classification of the related assets as of the impairment date:

	2023		2022
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($18)		($31)
Operating lease equipment			$47	(7)
Property, plant and equipment	$14	(26)		(19)
Other Assets		(2)	15	(55)
Total	$14	($46)	$62	($112)
Investments, Property, plant and equipment, and Other assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. The fair value of the impaired operating lease equipment is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft.
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statements of Financial Position at December 31 were as follows:

	December 31, 2023
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$257	$270		$270
Liabilities
Debt, excluding finance lease obligations	(52,055)	(51,039)		(51,039)

	December 31, 2022
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$385	$403		$403
Liabilities
Debt, excluding finance lease obligations	(56,794)	(52,856)		(52,856)

The fair values of notes receivable are estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Consolidated Statements of Financial Position, approximate their fair value at December 31, 2023 and 2022. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 21 – Legal Proceedings
Various legal proceedings, claims and investigations related to products, contracts, employment and other matters are pending against us. In addition, we are subject to various government inquiries and investigations from which civil, criminal or administrative proceedings could result or have resulted in the past. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under U.S. government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any currently pending legal proceeding, claim, or government dispute, inquiry or investigation will not have a material effect on our financial position, results of operations or cash flows. With respect to the matters set forth below, we cannot reasonably estimate a range of loss in excess of recorded amounts, if any.
Multiple legal actions and inquiries were initiated as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. On January 7, 2021, we entered into a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice that resolved the Department of Justice’s investigation into us regarding the evaluation of the 737 MAX by the Federal Aviation Administration (FAA). Among other obligations, the DPA includes a three-year reporting period, which ended earlier this month. The Department is currently considering whether we fulfilled our obligations under the DPA and whether to move to dismiss the information, which motion will require court approval.
During 2019, we entered into agreements with Embraer S.A. (Embraer) to establish joint ventures that included the commercial aircraft and services operations of Embraer, of which we were expected to acquire an 80 percent ownership stake for $4,200, as well as a joint venture to promote and develop new markets for the C-390 Millennium. In 2020, we exercised our contractual right to terminate these agreements based on Embraer’s failure to meet certain required closing conditions. Embraer has disputed our right to terminate the agreements, and the dispute is currently in arbitration, which we currently expect to be resolved in 2024.
Note 22 – Segment and Revenue Information
Segment results reflect the realignment of the Boeing Customer Financing team and portfolio into the BCA segment during the first quarter of 2023. Interest and debt expense now includes interest and debt expense previously attributable to Boeing Capital and classified as a component of Total Costs and Expenses ("Cost of Sales"). Prior period amounts have been reclassified to conform to current period presentation.

Our primary profitability measurement to review segment operating results is Loss from operations. We operate in three reportable segments: BCA, BDS, and BGS. All other activities fall within Unallocated items, eliminations and other. See page 56 for the Summary of Business Segment Data, which is an integral part of this note.
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
While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues, including foreign military sales, are reported by customer location and consisted of the following:

Years ended December 31,	2023	2022	2021
Europe	$10,520	$7,916	$8,967
Asia	10,013	8,393	5,845
Middle East	6,594	5,047	4,653
Oceania	1,655	1,576	1,147
Canada	1,256	1,612	969
Africa	825	418	239
Latin America, Caribbean and other	1,524	2,412	1,376
Total non-U.S. revenues	32,387	27,374	23,196
United States	45,380	39,218	39,076
Estimated potential concessions and other considerations to 737 MAX customers	27	16	14
Total revenues	$77,794	$66,608	$62,286
Revenues from the U.S. government (including foreign military sales through the U.S. government), primarily recorded at BDS and BGS, represented 37%, 40% and 49% of consolidated revenues for 2023, 2022 and 2021, respectively. Approximately 4% of operating assets were located outside the United States as of December 31, 2023 and 2022.
The following tables present BCA, BDS and BGS revenues from contracts with customers disaggregated in a number of ways, such as geographic location, contract type and the method of revenue recognition. We believe these best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.

BCA revenues by customer location consisted of the following:

Years ended December 31,	2023	2022	2021
Revenue from contracts with customers:
Asia	$6,328	$4,488	$2,816
Europe	6,172	4,085	4,387
Middle East	4,311	2,003	1,098
Other non-U.S.	2,431	3,042	1,683
Total non-U.S. revenues	19,242	13,618	9,984
United States	14,501	12,275	9,614
Estimated potential concessions and other considerations to 737 MAX customers	27	16	14
Total revenues from contracts with customers	33,770	25,909	19,612
Intersegment revenues, eliminated on consolidation	131	117	102
Total segment revenues	$33,901	$26,026	$19,714

Revenue recognized on fixed-price contracts	100%	100%	100%

Revenue recognized at a point in time	99%	99%	99%
BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

Years ended December 31,	2023	2022	2021
Revenue from contracts with customers:
U.S. customers	$20,051	$17,144	$19,869
Non-U.S. customers(1)	4,882	6,018	6,671
Total segment revenue from contracts with customers	$24,933	$23,162	$26,540

Revenue recognized over time	99%	99%	99%

Revenue recognized on fixed-price contracts	58%	60%	68%

Revenue from the U.S. government(1)	91%	89%	89%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consisted of the following:

Years ended December 31,	2023	2022	2021
Revenue from contracts with customers:
Commercial	$11,020	$9,560	$7,527
Government	7,751	7,681	8,553
Total revenues from contracts with customers	18,771	17,241	16,080
Intersegment revenues eliminated on consolidation	356	370	248
Total segment revenues	$19,127	$17,611	$16,328

Revenue recognized at a point in time	51%	50%	45%

Revenue recognized on fixed-price contracts	87%	88%	86%

Revenue from the U.S. government(1)	30%	33%	40%
(1)Includes revenues earned from foreign military sales through the U.S. government.
Earnings in Equity Method Investments
During the years ended December 31, 2023, 2022, and 2021, our share of income from equity method investments was $70, $56, and $40, respectively. In 2023 and 2021, earnings in equity method investments were primarily driven by investments held at our BDS segment. In 2022, earnings in equity method investments were primarily driven by investments held in Unallocated items, eliminations and other.
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
Our backlog at December 31, 2023 was $520,195. We expect approximately 16% to be converted to revenue through 2024 and approximately 62% through 2027, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue due to timing of 737 and 787 deliveries from inventory and timing of entry into service of the 777X, 737-7 and/or 737-10.

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

Years ended December 31,	2023	2022	2021
Share-based plans	$62	($114)	($174)
Deferred compensation	(188)	117	(126)
Amortization of previously capitalized interest	(95)	(95)	(107)
Research and development expense, net	(315)	(278)	(184)
Eliminations and other unallocated items	(1,223)	(1,134)	(636)
Unallocated items, eliminations and other	($1,759)	($1,504)	($1,227)
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

Years ended December 31,	2023	2022	2021
Pension FAS/CAS service cost adjustment	$799	$849	$882
Postretirement FAS/CAS service cost adjustment	257	294	291
FAS/CAS service cost adjustment	$1,056	$1,143	$1,173

Assets
Segment assets are summarized in the table below.

December 31,	2023	2022
Commercial Airplanes	$77,047	$76,825
Defense, Space & Security	14,921	14,426
Global Services	16,193	16,149
Unallocated items, eliminations and other	28,851	29,700
Total	$137,012	$137,100
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the three principal business segments and intercompany eliminations.
Capital Expenditures

Years ended December 31,	2023	2022	2021
Commercial Airplanes	$420	$218	$177
Defense, Space & Security	192	202	199
Global Services	127	130	94
Unallocated items, eliminations and other	788	672	510
Total	$1,527	$1,222	$980
Capital expenditures for Unallocated items, eliminations and other relate primarily to assets managed centrally on behalf of the three principal business segments.
Depreciation and Amortization

Years ended December 31,	2023	2022	2021
Commercial Airplanes	$464	$554	$594
Defense, Space & Security	219	238	233
Global Services	320	346	414
Centrally Managed Assets (1)	858	841	903
Total	$1,861	$1,979	$2,144
(1)Amounts shown in the table represent depreciation and amortization expense recorded by the individual business segments. Depreciation and amortization for centrally managed assets are included in segment operating earnings based on usage and occupancy. In 2023, $650 was included in the primary business segments, of which $311, $264 and $75 was included in BCA, BDS and BGS, respectively. In 2022, $644 was included in the primary business segments, of which $361, $230 and $53 was included in BCA, BDS and BGS, respectively. In 2021, $669 was included in the primary business segments, of which $387, $222 and $60 was included in BCA, BDS and BGS, respectively.
Note 23 – Subsequent Events
On January 5, 2024, an Alaska Airlines 737-9 flight made an emergency landing after a mid-exit door plug detached in flight. Following the accident, the Federal Aviation Administration (FAA) grounded and required inspections of all 737-9 aircraft with a mid-exit door plug, which constitute the large majority of the approximately 220 737-9 aircraft in the in-service fleet. On January 24, 2024, the FAA approved an enhanced maintenance and inspection process that must be performed on each of the grounded 737-9 aircraft. Our 737-9 operators have begun returning their fleets to service, and many 737-9s have completed inspections and resumed revenue flights. All 737-9 aircraft in production will undergo this same enhanced inspection process prior to delivery.
On January 10, 2024, the FAA notified Boeing that the FAA has initiated an investigation into Boeing’s quality control system.
On January 24, 2024, the FAA stated that it will not approve production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures.
We are currently unable to reasonably estimate what impact the accident and the related FAA actions will have on our financial position, results of operations and cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Cost Estimates for Fixed-Price Development Contracts - Refer to Notes 1 and 13 to the financial statements
Critical Audit Matter Description
As more fully described in Notes 1 and 13 to the consolidated financial statements, the Company recognizes revenue over time for long-term contracts as goods are produced or services are rendered. The Company uses costs incurred as the method for determining progress, and revenue is recognized based on costs incurred to date plus an estimate of margin at completion. The process of estimating margin at completion involves estimating the costs to complete production of goods or rendering of services and comparing those costs to the estimated final revenue amount. Margins on fixed-price development contracts are inherently uncertain in that revenue is fixed while the estimates of costs required to complete these contracts are subject to significant variability. The operational and technical complexities of fixed-price development contracts create financial risk, which could increase the estimates of costs and result in lower margins or material reach-forward losses. The ongoing effects of supply chain and labor disruption compound these complexities and related financial risks.
Given the operational and technical complexities of certain of the Company’s fixed-price development contracts, including the KC-46A Tanker, Commercial Crew, VC-25B Presidential Aircraft, T-7A Redhawk, and MQ-25 contracts and the limited amount of historical data available in certain instances and significant judgments necessary to estimate future costs at completion, auditing these estimates involved extensive audit effort, a high degree of auditor judgment, and required audit professionals with specialized industry experience.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the cost estimates for the KC-46A Tanker, Commercial Crew, VC-25B Presidential Aircraft, T-7A Redhawk, and MQ-25 fixed-price development contracts included the following, among others:
•We evaluated the appropriateness and consistency of management’s methods used in developing its estimates.
•We evaluated the reasonableness of judgments made and significant assumptions used by management relating to key cost and schedule estimates, including the effects of supply chain and labor disruptions. We also evaluated the range and probabilities of reasonably possible outcomes, and where management set its point estimate within the range.
•We evaluated the appropriateness of the timing of the incorporation of changes to key estimates, including evaluating the timeline of key events and knowledge points that led to management’s determination that a change in estimate was necessary.
•We inquired of project management, engineers, supply chain leadership, and others directly involved with the execution of contracts to evaluate management’s ability to achieve the key cost and schedule estimates, as well as evaluate project status and challenges which may affect total estimated costs to complete.
•We observed the project work site when key estimates related to tangible or physical progress of the project.
•We tested the accuracy and completeness of the key data used in developing estimates. We developed independent expectations of reasonable outcomes using, in part, the program’s data and compared our expectations to management’s estimates.
•We performed retrospective reviews when evaluating the thoroughness and precision of management’s estimation process and effectiveness of the related internal controls by comparing actual outcomes to previous estimates and the related financial statement impact, and evaluating key judgements made by management when determining the timing of changes to key estimates.
•We tested the effectiveness of internal controls including, those over the review of significant judgments made and assumptions used to develop key estimates, key data used in developing the estimates and the mathematical extrapolation of such data.
Program Accounting Estimates for the 777X Program — Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The introduction of new aircraft programs involves increased risk associated with meeting development, certification, and production schedules. The Company uses program accounting to compute cost of sales and margin for each commercial airplane sold. The use of program accounting requires estimating the costs over the expected life of each program. In particular, the level of effort to meet regulatory requirements and achieve certification may be challenging to predict, including potential delays in the timing of achieving certification that would delay entry into service and corresponding increases in estimated costs. Changes to the cost estimates related to regulatory requirements to achieve certification could occur, resulting in lower margins or material reach-forward losses. Auditing these estimated costs for the 777X program involved extensive audit effort, a high degree of auditor judgment, and required audit professionals with specialized industry experience.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated costs for the 777X program included the following, among others:
•We evaluated the appropriateness and consistency of management’s methods used in developing its cost estimates related to regulatory requirements to achieve certification.
•We performed procedures to evaluate new changes in estimated costs driven by changes in regulatory requirements to achieve certification.
•We evaluated the timeline of key events and knowledge points that informs management’s determination to change the cost estimate related to regulatory requirements to achieve certification.
•We inquired of those directly involved with the certification of the aircraft to evaluate project status and challenges which may affect total estimated costs to certify the aircraft.

•We obtained and evaluated communications with regulatory bodies for consistency between management’s certification timeline assumptions and cost estimates related to regulatory requirements.
•We tested the effectiveness of internal controls, including those over the data used in developing the cost estimates, the mathematical extrapolation of such data, and management’s judgment regarding the range of possible outcomes relating to the specific cost estimates in the current regulatory environment.

/s/ Deloitte & Touche LLP
Chicago, Illinois
January 31, 2024

We have served as the Company's auditor since at least 1934; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 of the Company, and our report dated January 31, 2024 expressed an unqualified opinion on those financial statements.
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
January 31, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2023 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.
(c)Changes in Internal Controls Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
During the three months ended December 31, 2023, the Company did not adopt, modify or terminate a “Rule 10b5-1 trading arrangement” as such term is defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and their ages as of January 31, 2024, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Brian R. Besanceney	51	Chief Communications Officer and Senior Vice President, Communications since August 2022. Prior to joining Boeing, Mr. Besanceney served as Senior Vice President and Chief Communications Officer for Walmart Inc. from April 2016 to August 2022. Prior to that he held executive-level positions for The Walt Disney Company including Senior Vice President of Public Affairs from 2010 to 2016 and Vice President of Public Affairs and Business Development for Disney’s Parks and Resorts division from 2009 to 2010.
Stephen E. Biegun	60
Senior Vice President, Global Public Policy since April 2023. Prior to joining Boeing, Mr. Biegun served as senior Advisor to Macro Advisory Partners from August 2021 to April 2023, Deputy Secretary of State for the U.S. Department of State from December 2019 to January 2021, Special Representative for North Korea for the U.S. Department of State from September 2018 to January 2021 and Vice President, International Governmental Relations at Ford Motor Company from April 2004 to November 2018.

David L. Calhoun	66	President and Chief Executive Officer since January 2020 and a member of the Board of Directors since June 2009. Previously, Mr. Calhoun served as Senior Managing Director & Head of Private Equity Portfolio Operations at The Blackstone Group from January 2014 to January 2020. Prior to that, Mr. Calhoun served as Chairman of the Board of Nielsen Holdings plc from January 2014 to January 2016, as Chief Executive Officer of Nielsen Holdings plc from May 2010 to January 2014, and as Chairman of the Executive Board and Chief Executive Officer of The Nielsen Company B.V. from August 2006 to January 2014. Prior to joining Nielsen, he served as Vice Chairman of General Electric Company and President and Chief Executive Officer of GE Infrastructure. During his 26-year tenure at GE, he ran multiple business units including GE Transportation, GE Aircraft Engines, GE Employers Reinsurance Corporation, GE Lighting and GE Transportation Systems. Mr. Calhoun also serves on the board of directors of Caterpillar Inc.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Theodore Colbert III	50
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

Michael D’Ambrose	66
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

Stanley A. Deal	59
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

Susan Doniz	54
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

Brett C. Gerry	52
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

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Howard E. McKenzie	57
Chief Engineer and Executive Vice President, Engineering, Test & Technology since March 2023. Mr. McKenzie joined Boeing in 1987 and his previous positions include Vice President and Chief Engineer of Boeing Commercial Airplanes from August 2021 to March 2023; Vice President and Chief Engineer of Boeing Global Services from June 2020 to August 2021; Vice President of Boeing Test and Evaluation from June 2019 to June 2020; and Vice President and Chief Project Engineer for the 777 program from October 2017 to June 2019.

Brendan J. Nelson	65	Senior Vice President and President, Boeing International since January 2023. Dr. Nelson previously served as President of Boeing Australia, New Zealand and South Pacific from February 2020 to January 2023. Prior to joining Boeing, he served as the Director of the Australian War Memorial from December 2012 to December 2019 and as the Australian Ambassador to Belgium, Luxembourg, the European Union and NATO from February 2010 to November 2012.
Ziad S. Ojakli	56
Executive Vice President, Government Operations since October 2021. Prior to joining Boeing, Mr. Ojakli served as a managing partner and Senior Vice President of Global Government Affairs at SoftBank Group Corp. from August 2018 to September 2020. Prior to that, he served as Group Vice President, Government & Community Relations at Ford Motor Company from January 2004 to July 2018.

Stephanie F. Pope	51
Executive Vice President and Chief Operating Officer since January 2024. Ms. Pope joined Boeing in 1994, and her previous positions include Executive Vice President, President and Chief Executive Officer, Boeing Global Services from April 2022 to December 2023; Vice President and Chief Financial Officer of Boeing Commercial Airplanes from December 2020 to March 2022; Vice President and Chief Financial Officer of Boeing Global Services from January 2017 to December 2020; Vice President of Finance and Controller for Boeing Defense, Space & Security from August 2016 to December 2016; and Vice President, Financial Planning & Analysis from February 2013 to July 2016.

D. Christopher Raymond	59
Executive Vice President, President and Chief Executive Officer, Boeing Global Services since January 2024. Mr. Raymond joined Boeing in 1986 and his previous positions include Senior Vice President and Chief Sustainability Officer from October 2020 to December 2023; Vice President of Sustainability, Strategy and Corporate Development from April 2019 to October 2020; Vice President and General Manager of Autonomous Systems, a division within Boeing Defense, Space & Security, from April 2015 to July 2018; and a series of other Vice President and General Manager of several businesses for Boeing Defense, Space & Security.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Brian J. West	54
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
Additional information required by this item will be included under the captions “Election of Directors,” “Stock Ownership Information” and “Board Committees” in our proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2023 (the “2024 Proxy Statement”), and that information is incorporated by reference herein.
Item 11. Executive Compensation
The information required by this item will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” “Compensation of Directors,” in the 2024 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Our equity compensation plans approved by our shareholders provide for the issuance of common stock to officers and other employees, directors and consultants. The following table sets forth information regarding outstanding options and units, and shares available for future issuance under these plans as of December 31, 2023:

Plan Category	Number of shares to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)
Stock options	792,662	$252.35
Deferred compensation	604,179
Other stock units(2)	6,540,319
Equity compensation plans not approved by shareholders	None	None	None
Total	7,937,160	$252.35	29,851,662	(3)(4)
(1)    Includes the employee stock purchase plan and the 2023 Incentive Stock Plan and its predecessor plan.
(2)    Includes 399,798 shares issuable in respect of Performance Restricted Stock Units. The shares included represent the maximum number of shares that may be issued upon vesting if the maximum performance goal is achieved for the three-year performance period.
(3)    Includes 11,783,281 shares issuable under our employee stock purchase plan. There were 60,365 shares subject to purchase under the employee stock purchase plan as of December 31, 2023.
(4)    Excludes shares of common stock that may be offered and sold under our 401(k) Plan. On February 5, 2021, 30,000,000 shares of common stock were registered for this purpose, of which 12,998,806 remained available as of December 31, 2023.
For further information, see Note 17 to our Consolidated Financial Statements.
The additional information required by this item will be included under the caption “Stock Ownership Information” in the 2024 Proxy Statement, and that information is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the captions “Related Person Transactions” and “Director Independence” in the 2024 Proxy Statement, and that information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).
The information required by this item will be included under the caption “Independent Auditor Fees” in the 2024 Proxy Statement, and that information is incorporated by reference herein.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)List of documents filed as part of this report:
1.Financial Statements
Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.
2.Financial Statement Schedules
All schedules are omitted because they are not applicable, not required or the information is included in the consolidated financial statements.
3.Exhibits

3.1	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2006)

3.2	By-Laws of The Boeing Company, as amended and restated, effective August 29, 2023 (Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 2023)

4.1	Description of The Boeing Company Securities Registered under Section 12 of the Exchange Act (Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2019)

10.1
364-Day Credit Agreement, dated as of August 24, 2023, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent and Citibank, N.A. and JPMorgan Chase Bank N.A., as joint lead arrangers and joint book managers (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2023)

10.2
Five-Year Credit Agreement, dated as of August 24, 2023, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Citibank N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book managers (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2023)

10.3
Three-Year Credit Agreement, dated as of August 25, 2022, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book managers (Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated August 25, 2022)

10.4
Five-Year Credit Agreement, dated as of October 30, 2019, among The Boeing Company, for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Citibank N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book managers (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2019

10.5
Amendment No. 1, dated as of August 25, 2022, to Five-Year Credit Agreement, dated as of October 30, 2019, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Citibank N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book managers (Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated August 25, 2022)

10.6
Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L.L.C. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2005)

10.7
Delta Inventory Supply Agreement, dated as of December 1, 2006, by and between United Launch Alliance, L.L.C. and The Boeing Company (Exhibit (10)(vi) to the Company’s Form 10-K for the year ended December 31, 2006)

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

10.13	Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated as of June 1, 2021*

10.14	The Boeing Company Executive Supplemental Savings Plan, as amended and restated effective January 1, 2022* (Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2022)

10.15	The Boeing Company Executive Layoff Benefits Plan, as amended and restated effective January 1, 2017 (Exhibit (10)(xviii) to the Company’s Form 10-K for the year ended December 31, 2016)*

10.16	The Boeing Company 2003 Incentive Stock Plan, as amended and restated effective December 9, 2021 (Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2021)*

10.17	The Boeing Company 2023 Incentive Stock Plan, effective April 18, 2023 (Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.18	Form of U.S. Notice of Terms of Non-Qualified Stock Option (Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.19	Form of International Notice of Terms of Non-Qualified Stock Option (Exhibit 10.2 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.20	Form of U.S. Notice of Terms of Non-Qualified Stock Option for CEO (Exhibit 10.3 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.21	Form of U.S. Notice of Terms of Restricted Stock Units (Exhibit 10.4 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.22	Form of International Notice of Terms of Restricted Stock Units (Exhibit 10.5 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.23	Form of U.S. Notice of Terms of Restricted Stock Units for CEO (Exhibit 10.6 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.24	Form of Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 29, 2021)*

10.25	Form of Notice of Terms of Supplemental Non-Qualified Stock Option (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 29, 2021)*

10.26	U.S. Notice of Terms of Non-Qualified Premium-Priced Stock Option for CEO, dated February 16, 2022 (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.27	U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units for CEO, dated February 16, 2022 (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.28	Form of U.S. Notice of Terms of Non-Qualified Premium-Priced Stock Option (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.29	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.30	Form of International Notice of Terms of Non-Qualified Premium-Priced Stock Option (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.31	Form of International Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.32	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units – CEO (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.33	Form of U.S. Notice of Terms of Long-Term Incentive Performance Restricted Stock Units – CEO (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.34	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.35	Form of International Notice of Terms of Long-Term Incentive Restricted Stock Units (Stock-Settled) (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.36	Form of U.S. Notice of Terms of Long-Term Incentive Performance Restricted Stock Units (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.37	Form of International Notice of Terms of Long-Term Incentive Performance Restricted Stock Units (Stock-Settled) (Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.38	U.S. Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.39	U.S. Notice of Terms of Special Restricted Stock Units - CEO, dated February 16, 2023 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 16, 2023)*

10.40	Employment Agreement between Boeing Canada Operations LTD and Susan Doniz (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2020)*

21	List of Company Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

97	The Boeing Company Clawback Policy

99.1	Commercial Program Method of Accounting (Exhibit (99)(i) to the Company’s Form 10-K for the year ended December 31, 1997)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101
* Management contract or compensatory plan
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 31, 2024.

THE BOEING COMPANY
(Registrant)
By:	/s/ Michael J. Cleary
Michael J. Cleary – Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2024.

/s/ David L. Calhoun	/s/ Akhil Johri
David L. Calhoun – President and Chief Executive Officer and Director	Akhil Johri – Director
(Principal Executive Officer)

/s/ Brian J. West	/s/ David L. Joyce
Brian J. West – Executive Vice President and Chief Financial Officer	David L. Joyce – Director
(Principal Financial Officer)

/s/ Michael J. Cleary	/s/ Lawrence W. Kellner
Michael J. Cleary – Senior Vice President and Controller	Lawrence W. Kellner – Chair of the Board
(Principal Accounting Officer)

/s/ Robert A. Bradway	/s/ Steven M. Mollenkopf
Robert A. Bradway – Director	Steven M. Mollenkopf – Director

/s/ Lynne M. Doughtie	/s/ John M. Richardson
Lynne M. Doughtie – Director	John M. Richardson – Director

/s/ David L. Gitlin	/s/ Sabrina Soussan
David L. Gitlin – Director	Sabrina Soussan – Director

/s/ Lynn J. Good	/s/ Ronald A. Williams
Lynn J. Good – Director	Ronald A. Williams – Director

/s/ Stayce D. Harris
Stayce D. Harris – Director