Form 10-Q
period 2024-03-31
BOEING CO
filed 2024-04-24
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-442

THE BOEING COMPANY
(Exact name of registrant as specified in its charter)

Delaware			91-0425694
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

929 Long Bridge Drive	Arlington,	VA	22202
(Address of principal executive offices)			(Zip Code)

(703)	465-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 Par Value	BA	New York Stock Exchange

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
Yes ☐ No ☒

As of April 17, 2024, there were 613,884,224 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2024

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2024	2023
Sales of products	$13,268	$14,914
Sales of services	3,301	3,007
Total revenues	16,569	17,921

Cost of products	(12,064)	(13,553)
Cost of services	(2,629)	(2,445)
Total costs and expenses	(14,693)	(15,998)
	1,876	1,923
Income/(loss) from operating investments, net	67	(27)
General and administrative expense	(1,161)	(1,304)
Research and development expense, net	(868)	(741)
Loss from operations	(86)	(149)
Other income, net	277	302
Interest and debt expense	(569)	(649)
Loss before income taxes	(378)	(496)
Income tax benefit	23	71
Net loss	(355)	(425)
Less: net loss attributable to noncontrolling interest	(12)	(11)
Net loss attributable to Boeing Shareholders	($343)	($414)

Basic loss per share	($0.56)	($0.69)

Diluted loss per share	($0.56)	($0.69)

Weighted average diluted shares (millions)	613.2	602.5
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2024	2023
Net loss	($355)	($425)
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(35)	16
Derivative instruments:
Unrealized (losses)/gains arising during period, net of tax of $19 and ($5)	(65)	18
Reclassification adjustment for losses/(gains) included in net loss, net of tax of ($2) and $1	7	(5)
Total unrealized (loss)/gain on derivative instruments, net of tax	(58)	13
Defined benefit pension plans and other postretirement benefits:
Net actuarial loss arising during the period, net of tax of $17 and $2	(19)	(7)
Amortization of actuarial losses/(gains) included in net periodic pension cost, net of tax of ($12) and $0	11	(2)
Amortization of prior service credits included in net periodic pension cost, net of tax of $12 and $6	(11)	(20)
Pension and postretirement cost related to our equity method investments, net of tax of ($3) and $0	5
Total defined benefit pension plans and other postretirement benefits, net of tax	(14)	(29)
Other comprehensive (loss)/income, net of tax	(107)	0
Comprehensive loss, net of tax	(462)	(425)
Less: Comprehensive loss related to noncontrolling interest	(12)	(11)
Comprehensive loss attributable to Boeing Shareholders, net of tax	($450)	($414)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2024	December 31 2023
Assets
Cash and cash equivalents	$6,914	$12,691
Short-term and other investments	615	3,274
Accounts receivable, net	2,959	2,649
Unbilled receivables, net	9,673	8,317
Current portion of financing receivables, net	57	99
Inventories	83,471	79,741
Other current assets, net	2,843	2,504
Total current assets	106,532	109,275
Financing receivables and operating lease equipment, net	833	860
Property, plant and equipment, net of accumulated depreciation of $22,414 and $22,245	10,696	10,661
Goodwill	8,089	8,093
Acquired intangible assets, net	2,034	2,094
Deferred income taxes	68	59
Investments	1,042	1,035
Other assets, net of accumulated amortization of $1,098 and $1,046	5,190	4,935
Total assets	$134,484	$137,012
Liabilities and equity
Accounts payable	$11,616	$11,964
Accrued liabilities	21,607	22,331
Advances and progress billings	58,972	56,328
Short-term debt and current portion of long-term debt	1,063	5,204
Total current liabilities	93,258	95,827
Deferred income taxes	223	229
Accrued retiree health care	2,196	2,233
Accrued pension plan liability, net	6,400	6,516
Other long-term liabilities	2,546	2,332
Long-term debt	46,877	47,103
Total liabilities	151,500	154,240
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	10,539	10,309
Treasury stock, at cost — 398,878,880 and 402,746,136 shares	(49,105)	(49,549)
Retained earnings	26,908	27,251
Accumulated other comprehensive loss	(10,412)	(10,305)
Total shareholders’ deficit	(17,009)	(17,233)
Noncontrolling interests	(7)	5
Total equity	(17,016)	(17,228)
Total liabilities and equity	$134,484	$137,012
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2024	2023
Cash flows – operating activities:
Net loss	($355)	($425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	119	222
Treasury shares issued for 401(k) contribution	606	553
Depreciation and amortization	442	457
Investment/asset impairment charges, net	21	11
Other charges and credits, net	10	33
Changes in assets and liabilities –
Accounts receivable	(328)	(341)
Unbilled receivables	(1,357)	(1,055)
Advances and progress billings	2,718	1,417
Inventories	(3,778)	(390)
Other current assets	(249)	82
Accounts payable	(264)	231
Accrued liabilities	(666)	(769)
Income taxes receivable, payable and deferred	(59)	(122)
Other long-term liabilities	(83)	(117)
Pension and other postretirement plans	(261)	(244)
Financing receivables and operating lease equipment, net	79	101
Other	43	38
Net cash used by operating activities	(3,362)	(318)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(567)	(468)
Proceeds from disposals of property, plant and equipment	11	5
Contributions to investments	(243)	(3,561)
Proceeds from investments	2,907	2,203
Other	(34)	(2)
Net cash provided/(used) by investing activities	2,074	(1,823)
Cash flows – financing activities:
New borrowings	27	17
Debt repayments	(4,442)	(1,699)
Stock options exercised		44
Employee taxes on certain share-based payment arrangements	(65)	(42)
Other	18
Net cash used by financing activities	(4,462)	(1,680)
Effect of exchange rate changes on cash and cash equivalents	(28)	10
Net decrease in cash & cash equivalents, including restricted	(5,778)	(3,811)
Cash & cash equivalents, including restricted, at beginning of year	12,713	14,647
Cash & cash equivalents, including restricted, at end of period	6,935	10,836
Less restricted cash & cash equivalents, included in Investments	21	24
Cash and cash equivalents at end of period	$6,914	$10,812
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended March 31, 2024 and 2023
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2023	$5,061	$9,947	($50,814)	$29,473	($9,550)	$35	($15,848)
Net loss				(414)		(11)	(425)
Other comprehensive income, net of tax of $4							0
Share-based compensation		222					222
Treasury shares issued for stock options exercised, net		(27)	71				44
Treasury shares issued for other share-based plans, net		(67)	37				(30)
Treasury shares issued for 401(k) contribution		223	330				553
Balance at March 31, 2023	$5,061	$10,298	($50,376)	$29,059	($9,550)	$24	($15,484)

Balance at January 1, 2024	$5,061	$10,309	($49,549)	$27,251	($10,305)	$5	($17,228)
Net loss				(343)		(12)	(355)
Other comprehensive loss, net of tax of $31					(107)		(107)
Share-based compensation		119					119
Treasury shares issued for other share-based plans, net		(116)	65				(51)
Treasury shares issued for 401(k) contribution		227	379				606
Balance at March 31, 2024	$5,061	$10,539	($49,105)	$26,908	($10,412)	($7)	($17,016)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2024	2023
Revenues:
Commercial Airplanes	$4,653	$6,704
Defense, Space & Security	6,950	6,539
Global Services	5,045	4,720
Unallocated items, eliminations and other	(79)	(42)
Total revenues	$16,569	$17,921
Loss from operations:
Commercial Airplanes	($1,143)	($615)
Defense, Space & Security	151	(212)
Global Services	916	847
Segment operating (loss)/earnings	(76)	20
Unallocated items, eliminations and other	(312)	(460)
FAS/CAS service cost adjustment	302	291
Loss from operations	(86)	(149)
Other income, net	277	302
Interest and debt expense	(569)	(649)
Loss before income taxes	(378)	(496)
Income tax benefit	23	71
Net loss	(355)	(425)
Less: net loss attributable to noncontrolling interest	(12)	(11)
Net loss attributable to Boeing Shareholders	($343)	($414)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 17 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2024 are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2023 Annual Report on Form 10-K.
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
The table below reflects the impact of net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts, including the impact to Loss from operations from changes in estimated losses on unexercised options.

(In millions - except per share amounts)	Three months ended March 31
	2024	2023
Decrease to Revenue	($218)	($312)
Increase to Loss from operations	($366)	($518)
Increase to Diluted loss per share	($0.56)	($0.74)
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
The elements used in the computation of Basic and Diluted loss per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2024	2023
Net loss attributable to Boeing Shareholders	($343)	($414)
Less: earnings available to participating securities
Net loss available to common shareholders	($343)	($414)
Basic
Basic weighted average shares outstanding	613.2	602.5
Less: participating securities(1)	0.3	0.3
Basic weighted average common shares outstanding	612.9	602.2
Diluted
Diluted weighted average shares outstanding	613.2	602.5
Less: participating securities(1)	0.3	0.3
Diluted weighted average common shares outstanding	612.9	602.2
Net loss per share:
Basic	($0.56)	($0.69)
Diluted	(0.56)	(0.69)
(1)Participating securities include certain instruments in our deferred compensation plan.
The following table represents potential common shares that were not included in the computation of Diluted loss per share because the effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2024	2023
Performance restricted stock units	0.5
Restricted stock units		0.1
Stock options	0.8	0.8
In addition, potential common shares of 3.1 million and 5.3 million for the three months ended March 31, 2024 and 2023 were excluded from the computation of Diluted loss per share, because the effect would have been antidilutive as a result of incurring a net loss in those periods.
Note 3 – Income Taxes
We computed our 2024 interim tax provision using an estimated annual effective tax rate of 14.1%, adjusted for discrete items. Our 2024 estimated annual effective tax rate is primarily driven by taxes on non-U.S. operations. The effective tax rates were 6.1% and 14.3% for the three months ended March 31, 2024 and 2023, and differ from the estimated annual effective tax rates primarily due to discrete increases in the domestic valuation allowance.
As of December 31, 2023, the Company had recorded valuation allowances of $4,550 primarily for certain domestic deferred tax assets, and certain domestic net operating losses, tax credit and interest carryforwards. To measure the valuation allowance, the Company estimated in what year each of     its

deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. Based on these methods, deferred tax liabilities are assumed to reverse and generate taxable income over the next 5 to 10 years while deferred tax assets related to pension and other postretirement benefit obligations are assumed to reverse and generate tax deductions over the next 15 to 20 years. The valuation allowance results from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of deferred tax assets.
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
Note 4 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the three months ended March 31, 2024 and 2023 consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Financing receivables	Other assets	Total
Balance at January 1, 2023	($116)	($23)	($85)	($55)	($88)	($367)
Changes in estimates	1	1	8		(4)	6
Write-offs	3		1			4
Recoveries	1					1
Balance at March 31, 2023	($111)	($22)	($76)	($55)	($92)	($356)

Balance at January 1, 2024	($89)	($19)	($50)	($51)	($122)	($331)
Changes in estimates	(16)	(1)	(1)	15	(10)	(13)
Write-offs	2		9			11
Recoveries	1					1
Balance at March 31, 2024	($102)	($20)	($42)	($36)	($132)	($332)

Note 5 – Inventories
Inventories consisted of the following:

	March 31 2024	December 31 2023
Commercial aircraft programs	$72,505	$68,683
Long-term contracts in progress	538	686
Capitalized precontract costs(1)	897	946
Commercial spare parts, used aircraft, general stock materials and other	9,531	9,426
Total	$83,471	$79,741
(1) Capitalized precontract costs at March 31, 2024 and December 31, 2023 included amounts related to KC-46A Tanker, Commercial Crew, and T-7A Red Hawk Production Options. See Note 9.
Commercial Aircraft Programs
At March 31, 2024 and December 31, 2023, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $6,794 and $6,011 and unamortized tooling and other non-recurring costs of $872 and $792. At March 31, 2024, $7,635 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $31 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At March 31, 2024 and December 31, 2023, commercial aircraft programs inventory included the following amounts related to the 777X program: $5,337 and $4,638 of work in process, $2,160 and $1,792 of deferred production costs and $4,139 and $4,063 of unamortized tooling and other non-recurring costs. We expensed abnormal production costs of $126 during the three months ended March 31, 2023. In the fourth quarter of 2023, the 777X program resumed production, and as a result, there were no abnormal production costs during the three months ended March 31, 2024.
At March 31, 2024 and December 31, 2023, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $12,107 and $12,384, $1,606 and $1,764 of supplier advances, and $1,443 and $1,480 of unamortized tooling and other non-recurring costs. At March 31, 2024, $11,601 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $1,949 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. We expensed abnormal production costs of $80 and $379 during the three months ended March 31, 2024 and 2023.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $4,558 and $4,126 at March 31, 2024 and December 31, 2023.
Note 6 – Contracts with Customers
Unbilled receivables increased from $8,317 at December 31, 2023 to $9,673 at March 31, 2024, primarily driven by revenue recognized at BDS in excess of billings.
Advances and progress billings increased from $56,328 at December 31, 2023 to $58,972 at March 31, 2024, primarily driven by advances on orders received at Commercial Airplanes (BCA), partially offset by revenue recognized at BDS.
Revenues recognized during the three months ended March 31, 2024 and 2023 from amounts recorded as Advances and progress billings at the beginning of each year were $4,181 and $3,881.

Note 7 – Financing Receivables and Operating Lease Equipment
Financing receivables and operating lease equipment, net consisted of the following:

	March 31 2024	December 31 2023
Financing receivables:
Investment in sales-type leases	$492	$556
Notes	91	102
Total financing receivables	583	658
Less allowance for losses on receivables	36	51
Financing receivables, net	547	607
Operating lease equipment, at cost, less accumulated depreciation of $71 and $70	343	352
Total	$890	$959
Financing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price. At March 31, 2024 and December 31, 2023, $34 and $44 were determined to be uncollectible financing receivables and placed on non-accrual status. The allowance for losses on receivables decreased primarily due to cash collections during the three months ended March 31, 2024.
The components of investment in sales-type leases consisted of the following:

	March 31 2024	December 31 2023
Gross lease payments receivable	$616	$697
Unearned income	(137)	(162)
Net lease payments receivable	479	535
Unguaranteed residual assets	13	21
Total	$492	$556
Financing interest income received for the three months ended March 31, 2024 and 2023 was $2 and $4.
Our financing receivable balances at March 31, 2024 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2023	2022	2021	2020	Prior	Total
BBB		$72	$31	$194	$100	$58	$455
B						94	94
CCC				34			34
Total carrying value of financing receivables		$72	$31	$228	$100	$152	$583
At March 31, 2024, our allowance for losses related to receivables with ratings of CCC, B and BBB. We applied default rates that averaged 100.0%, 0.0% and 0.5%, respectively, to the exposure associated with those receivables.

Financing Receivables Exposure
The majority of our financing receivables and operating lease equipment portfolio is concentrated in the following aircraft models:

	March 31 2024	December 31 2023
717 Aircraft (Accounted for as sales type leases)	$456	$478
747-8 Aircraft (Accounted for as sales-type leases)	126	129
737 Aircraft ($142 and $148 accounted for as operating leases)	142	156
777 Aircraft (Accounted for as operating leases)	192	194
747-400 Aircraft (Accounted for as sales-type leases)		43
Operating lease equipment primarily includes large commercial jet aircraft.
Lease income recorded in Sales of services on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 included $10 and $15 of interest income from sales-type leases and $18 and $11 from operating lease payments. Profit at the commencement of sales-type leases was recorded in Sales of services for the three months ended March 31, 2024 and 2023 in the amount of $0 and $12.
Note 8 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2024	December 31 2023
Time deposits (1)	$105	$2,753
Equity method investments (2)	965	966
Available-for-sale debt investments (1)	506	499
Equity and other investments	60	69
Restricted cash & cash equivalents (1)(3)	21	22
Total	$1,657	$4,309
(1)Primarily included in Short-term and other investments on our Condensed Consolidated Statements of Financial Position.
(2)Dividends received were $20 and $0 during the three months ended March 31, 2024 and 2023.
(3)Reflects amounts restricted in support of our workers’ compensation programs and insurance premiums.
Contributions to investments and Proceeds from investments on our Condensed Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during the three months ended March 31, 2024 and 2023 was $90 and $3,435. Cash proceeds from the maturities of time deposits during the three months ended March 31, 2024 and 2023 were $2,740 and $2,095.
Allowance for losses on available-for-sale debt investments are assessed quarterly. All instruments are considered investment grade, and we have not recognized an allowance for credit losses as of March 31, 2024.

Note 9 – Liabilities, Commitments and Contingencies
737 MAX Customer Concessions and Other Considerations
During the three months ended March 31, 2024, we recorded an earnings charge of $443, net of insurance recoveries, in connection with estimated considerations to customers for disruption related to the Alaska Airlines 737-9 accident and 737-9 grounding. This charge is reflected in the financial statements as a reduction to revenue.
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the three months ended March 31, 2024 and 2023.

	2024	2023
Beginning balance – January 1	$1,327	$1,864
Reductions for payments made	(553)	(141)
Changes in estimates	510
Ending balance – March 31	$1,284	$1,723
At March 31, 2024, $430 of the liability balance remains subject to negotiations with customers, the majority of which we expect to pay in 2024. Of the contracted amount, we expect to pay $332 in 2024, while the remaining amounts are primarily expected to be liquidated by lower customer delivery payments.
Environmental
The following table summarizes changes in environmental remediation liabilities during the three months ended March 31, 2024 and 2023.

	2024	2023
Beginning balance – January 1	$844	$752
Reductions for payments made, net of recoveries	(14)	(10)
Changes in estimates	7	46
Ending balance – March 31	$837	$788
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2024 and December 31, 2023, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $971 and $1,030.

Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the three months ended March 31, 2024 and 2023.

	2024	2023
Beginning balance – January 1	$2,448	$2,275
Additions for current year deliveries	22	47
Reductions for payments made	(75)	(116)
Changes in estimates		(31)
Ending balance – March 31	$2,395	$2,175
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
Trade-in commitment agreements at March 31, 2024 have expiration dates from 2024 through 2030. At March 31, 2024 and December 31, 2023 total contractual trade-in commitments were $1,426 and $1,415. As of March 31, 2024 and December 31, 2023, we estimated it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $311 and $407 and the fair value of the related trade-in aircraft was $311 and $407.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $17,008 and $17,003 as of March 31, 2024 and December 31, 2023. The estimated earliest potential funding dates for these commitments as of March 31, 2024 are as follows:

Total
April through December 2024	$1,810
2025	3,271
2026	3,996
2027	3,220
2028	1,642
Thereafter	3,069
$17,008
As of March 31, 2024, $13,682 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $262 to certain joint ventures over the next nine years.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,480 and $4,548 as of March 31, 2024 and December 31, 2023.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days but may extend up to 12 months. At March 31, 2024 and December 31, 2023, Accounts payable included $2.5 billion and $2.9 billion payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.
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
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized ten low rate initial production (LRIP) lots for a total of 139 aircraft. The EMD contract and authorized LRIP lots total approximately $27 billion as of March 31, 2024.
During 2023, we increased the reach-forward loss on the KC-46A Tanker program by $309 primarily resulting from factory disruption and additional rework due to a supplier quality issue. During the three months ended March 31, 2024, we increased the reach-forward loss on the KC-46A Tanker program by $128, primarily due to factory disruption associated with supply chain constraints. As of March 31, 2024, we had approximately $130 of capitalized precontract costs and $214 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. During 2023, we increased the reach-forward loss by $231 primarily driven by production and flight testing delays as well as higher than anticipated production costs to complete EMD aircraft attributable to factory performance. During the first quarter of 2024, we were awarded a cost-type contract modification totaling $657 for two additional test aircraft plus other scope increases. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. The production portion of the contract includes 11 production lots for aircraft and related services for 346 T-7A Red Hawk aircraft that we believe are probable of being exercised. We expect the first production and support contract option to be exercised in 2025. During 2023, we increased the reach-forward loss on the T-7A Red Hawk program by $275 primarily reflecting higher estimated production costs. During the three months ended March 31, 2024, we increased the reach-forward loss on the T-7A Red Hawk program by $94 primarily reflecting further increases in estimated production costs. At March 31, 2024, we had approximately $235 of capitalized precontract costs and $305 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
National Aeronautics and Space Administration (NASA) has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station and in the second quarter of 2022, we successfully completed the uncrewed Orbital Flight Test. During 2023, we increased the reach-forward loss by $288 primarily as a result of delaying the crewed flight test previously scheduled for July 2023 following notification by a parachute supplier of an issue identified through testing. A crewed flight test is planned for May 2024. At March 31, 2024, we had approximately $229 of capitalized precontract costs and $158 of potential termination liabilities to suppliers related to fixed-price unauthorized future missions. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Contingent repurchase commitments	$404	$404	$404	$404
Credit guarantees	15	15			$14	$14
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
Note 11 – Postretirement Plans
The components of net periodic benefit (income)/cost for the three months ended March 31 were as follows:

	Pension		Postretirement
	2024	2023	2024	2023
Service cost	$2	$1	$12	$12
Interest cost	659	705	31	37
Expected return on plan assets	(829)	(861)	(2)	(2)
Amortization of prior service credits	(20)	(20)	(3)	(6)
Recognized net actuarial loss/(gain)	67	42	(44)	(44)
Net periodic benefit income	($121)	($133)	($6)	($3)

Net periodic benefit cost included in Loss from operations	$2	$1	$11	$15
Net periodic benefit income included in Other income, net	(123)	(134)	(18)	(15)
Net periodic benefit income included in Loss before income taxes	($121)	($133)	($7)	$0

Note 12 – Share-Based Compensation and Other Compensation Arrangements
Restricted Stock Units
On February 20 and March 11, 2024, we granted 2,008,499 restricted stock units (RSU) to our executives and 125,432 RSUs to our executive officers as part of our long-term incentive program. The RSUs granted under this program have a grant date fair value of $204.15 and $192.94 per unit. The RSUs granted under this program will generally vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the RSUs will not vest and all rights to the stock units will terminate.
Performance Restricted Stock Units
On March 11, 2024, we granted 153,306 performance restricted stock units (PRSU) to our executive officers as part of our long-term incentive program that will result in that number of PRSUs being paid out if the target performance metric is achieved. The PRSUs granted under this program have a grant date fair value of $192.94 per unit. The award payout can range from 0% to 200% of the initial PRSU grant based on cumulative free cash flow achievement over the period January 1, 2024 through December 31, 2026 as compared to the target set at the start of the performance period, as well as the achievement of certain safety goals. The PRSUs granted under this program will vest at the payout amount determined on the third anniversary of the grant date and settle in common stock (on a one-for-one basis). If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) remains eligible under the award and, if the award is earned, may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the PRSUs will not vest and all rights to the stock units will terminate.

Note 13 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the three months ended March 31, 2024 and 2023 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2023	($167)		($24)	($9,359)		($9,550)
Other comprehensive income/(loss) before reclassifications	16		18	(7)		27
Amounts reclassified from AOCI			(5)	(22)	(2)	(27)
Net current period Other comprehensive income/(loss)	16		13	(29)		0
Balance at March 31, 2023	($151)		($11)	($9,388)		($9,550)

Balance at January 1, 2024	($134)	$2	$12	($10,185)		($10,305)
Other comprehensive loss before reclassifications	(35)		(65)	(14)		(114)
Amounts reclassified from AOCI			7		(2)	7
Net current period Other comprehensive loss	(35)		(58)	(14)		(107)
Balance at March 31, 2024	($169)	$2	($46)	($10,199)		($10,412)
(1)     Net of tax.
(2)    Primarily relates to the amortization of prior service credits and actuarial losses/(gains) included in net periodic pension cost for the three months ended March 31, 2024 and 2023 totaling $0 and ($22) (net of tax of $0 and $6).
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

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	$4,268	$4,120	$54	$85	($88)	($63)
Commodity contracts	479	514	78	83	(15)	(8)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	222	254	2	1	(24)	(32)
Commodity contracts	87	115			(1)	(2)
Total derivatives	$5,056	$5,003	$134	$169	($128)	($105)
Netting arrangements			(47)	(47)	47	47
Net recorded balance			$87	$122	($81)	($58)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
(Losses)/gains associated with our hedging transactions and forward points recognized in Other comprehensive (loss)/income are presented in the following table:

	Three months ended March 31
	2024	2023
Recognized in Other comprehensive (loss)/income, net of taxes:
Foreign exchange contracts	($57)	$10
Commodity contracts	(8)	8
(Losses)/gains associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Three months ended March 31
	2024	2023
Foreign exchange contracts
Costs and expenses	($7)	($2)
General and administrative expense	(4)	(11)
Commodity contracts
Costs and expenses		$17
General and administrative expense	$2	2
Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the three months ended March 31, 2024 and 2023.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $55 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facility, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at March 31, 2024 was $20. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At March 31, 2024, there was no collateral posted related to our derivatives.
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

	March 31, 2024			December 31, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,919	$1,919		$1,514	$1,514
Available-for-sale debt investments:
Commercial paper	299		$299	291		$291
Corporate notes	200		200	183		183
U.S. and local government agencies	17		17	25		25
Other equity investments	75	75		44	44
Derivatives	87		87	122		122
Total assets	$2,597	$1,994	$603	$2,179	$1,558	$621
Liabilities
Derivatives	($81)		($81)	($58)		($58)
Other	(17)		(17)
Total liabilities	($98)		($98)	($58)		($58)
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
Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value and asset classification of the related assets as of the impairment date:

	2024				2023
	Fair Value	Level 2	Level 3	Total Losses	Fair Value	Level 2	Level 3	Total Losses
Investments				($4)				($11)
Operating lease equipment	$15		$15	(5)
Property, plant and equipment	18	$18		(9)
Other assets				(3)
Total	$33	$18	$15	($21)				($11)
Level 3 Investments, Property, plant and equipment, and Other assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. Level 2 Property, plant and equipment were valued based on a third party valuation using a combination of income and market approaches that considered estimates of net operating income, capitalization rates, comparable property sales and adjusted for as-is condition. The fair value of the impaired operating lease equipment is derived by calculating a median collateral value from a consistent group of third party aircraft value publications. The values provided by the third party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third party publications, or on the expected net sales price for the aircraft.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the period ended March 31, 2024, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique(s)	Unobservable Input	Range Median or Average
Operating Lease Equipment	$15	Market approach	Aircraft value publications	$21 - $27(1) Median $23
			Aircraft condition adjustments	($8) - $0(2) Net ($8)
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2024
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$283	$301		$289	$12
Liabilities
Debt, excluding finance lease obligations	(47,689)	(44,246)		(44,246)

	December 31, 2023
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$257	$270		$270
Liabilities
Debt, excluding finance lease obligations	(52,055)	(51,039)		(51,039)
The fair value of notes receivables classified as Level 2 is estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of notes receivables classified as Level 3 is based on our best estimate using available counterparty financial data. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2024 and December 31, 2023. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 16 – Legal Proceedings
Various legal proceedings, claims and investigations related to products, contracts, employment and other matters are pending against us. In addition, we are subject to various government inquiries and investigations from which civil, criminal or administrative proceedings could result or have resulted in the past. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under U.S. government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, have certain of its production certificates suspended or revoked, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any currently pending legal proceeding, claim, or government dispute, inquiry or investigation will not have a material effect on our financial position, results of operations or cash flows. With respect to the matters set forth below, we cannot reasonably estimate a range of loss in excess of recorded amounts, if any.
Multiple legal actions and inquiries were initiated as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. On January 7, 2021, we entered into a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice that resolved the Department of Justice’s investigation into us regarding the evaluation of the 737 MAX by the Federal Aviation Administration. Among other obligations, the DPA includes a three-year reporting period, which ended earlier this year. The Department is currently considering whether we fulfilled our obligations under the DPA and whether to move to dismiss the information, which motion will require court approval. Multiple legal actions were initiated as a result of the January 5, 2024 Alaska Airlines Flight 1282 accident. We are also subject to multiple governmental and regulatory investigations and inquiries relating to the Alaska Airlines Flight 1282 accident and our commercial airplanes business. We cannot reasonably estimate a range of loss, if any, not covered by available insurance that may result given the current status of pending lawsuits, investigations and inquiries related to the 737 program.
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
Note 17 – Segment and Revenue Information
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
BCA revenues by customer location consisted of the following:

(Dollars in millions)	Three months ended March 31
	2024	2023
Revenue from contracts with customers:
Europe	$770	$1,355
Asia	2,113	806
Middle East	768	716
Other non-U.S.	410	353
Total non-U.S. revenues	4,061	3,230
United States	985	3,435
Estimated potential concessions and other considerations to 737 MAX customers, net of insurance recoveries	(443)
Total revenues from contracts with customers	4,603	6,665
Intersegment revenues eliminated on consolidation	50	39
Total segment revenues	$4,653	$6,704

Revenue recognized on fixed-price contracts	100%	100%

Revenue recognized at a point in time	99%	100%
BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Three months ended March 31
	2024	2023
Revenue from contracts with customers:
U.S. customers	$5,444	$5,310
Non-U.S. customers(1)	1,506	1,229
Total segment revenue from contracts with customers	$6,950	$6,539

Revenue recognized over time	99%	99%

Revenue recognized on fixed-price contracts	58%	61%

Revenue from the U.S. government(1)	91%	91%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consisted of the following:

(Dollars in millions)	Three months ended March 31
	2024	2023
Revenue from contracts with customers:
Commercial	$3,000	$2,716
Government	1,934	1,926
Total revenues from contracts with customers	4,934	4,642
Intersegment revenues eliminated on consolidation	111	78
Total segment revenues	$5,045	$4,720

Revenue recognized at a point in time	54%	51%

Revenue recognized on fixed-price contracts	87%	87%

Revenue from the U.S. government(1)	29%	36%
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
Our backlog at March 31, 2024 was $528,749. We expect approximately 27% to be converted to revenue through 2025 and approximately 71% through 2028, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue. We may experience reductions to backlog and/or significant order cancellations due to production disruptions, and/or further delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Three months ended March 31
	2024	2023
Share-based plans	$10	($52)
Deferred compensation	(30)	(54)
Amortization of previously capitalized interest	(23)	(23)
Research and development expense, net	(89)	(76)
Eliminations and other unallocated items	(180)	(255)
Unallocated items, eliminations and other	($312)	($460)

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

	Three months ended March 31
	2024	2023
Pension FAS/CAS service cost adjustment	$230	$223
Postretirement FAS/CAS service cost adjustment	72	68
FAS/CAS service cost adjustment	$302	$291
Assets
Segment assets are summarized in the table below:

	March 31 2024	December 31 2023
Commercial Airplanes	$80,811	$77,047
Defense, Space & Security	16,046	14,921
Global Services	16,365	16,193
Unallocated items, eliminations and other	21,262	28,851
Total	$134,484	$137,012
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
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2024, the related condensed consolidated statements of operations, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2023, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
April 24, 2024

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

Forward-looking statements are based on expectations and assumptions that we believe to be reasonable when made, but that may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are risks related to:

(1)	general conditions in the economy and our industry, including those due to regulatory changes;

(2)	our reliance on our commercial airline customers;

(3)
the overall health of our aircraft production system, production quality issues, commercial airplane production rates, our ability to successfully develop and certify new aircraft or new derivative aircraft, and the ability of our aircraft to meet stringent performance and reliability standards;

(4)	changing budget and appropriation levels and acquisition priorities of the U.S. government, as well as significant delays in U.S. government appropriations;

(5)	our dependence on our subcontractors and suppliers, as well as the availability of highly skilled labor and raw materials;

(6)	work stoppages or other labor disruptions;

(7)	competition within our markets;

(8)	our non-U.S. operations and sales to non-U.S. customers;

(9)	changes in accounting estimates;

(10)	realizing the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures;

(11)	our dependence on U.S. government contracts;

(12)	our reliance on fixed-price contracts;

(13)	our reliance on cost-type contracts;

(14)	contracts that include in-orbit incentive payments;

(15)	unauthorized access to our, our customers’ and/or our suppliers' information and systems;

(16)	potential business disruptions, including threats to physical security or our information technology systems, extreme weather (including effects of climate change) or other acts of nature, and pandemics or other public health crises;

(17)	potential adverse developments in new or pending litigation and/or government inquiries or investigations;

(18)	potential environmental liabilities;

(19)	effects of climate change and legal, regulatory or market responses to such change;

(20)	changes in our ability to obtain debt financing on commercially reasonable terms, at competitive rates and in sufficient amounts;

(21)	substantial pension and other postretirement benefit obligations;

(22)	the adequacy of our insurance coverage; and

(23)	customer and aircraft concentration in our customer financing portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
On January 5, 2024, an Alaska Airlines 737-9 flight made an emergency landing after a mid-exit door plug detached in flight. Following the accident, the Federal Aviation Administration (FAA) grounded and required inspections of all 737-9 aircraft with a mid-exit door plug, which constituted the large majority of the approximately 220 737-9 aircraft in the in-service fleet. On January 24, 2024, the FAA approved an enhanced maintenance and inspection process that was required to be performed on each of the grounded 737-9 aircraft. Our 737-9 operators returned their fleets to service in the first quarter. All 737-9 aircraft in production are undergoing this same enhanced inspection process prior to delivery.
The Alaska Airlines accident and the resulting actions we are taking, including slowing production, to improve compliance with our manufacturing quality control requirements have significantly impacted our financial position, results of operations and cash flows during the first quarter of 2024.
Consolidated Results of Operations and Financial Condition
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2024	2023
Revenues	$16,569	$17,921

GAAP
Loss from operations	($86)	($149)
Operating margins	(0.5)%	(0.8)%
Effective income tax rate	6.1%	14.3%
Net loss attributable to Boeing Shareholders	($343)	($414)
Diluted loss per share	($0.56)	($0.69)

Non-GAAP (1)
Core operating loss	($388)	($440)
Core operating margins	(2.3)%	(2.5)%
Core loss per share	($1.13)	($1.27)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 43-44 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2024	2023
Commercial Airplanes	$4,653	$6,704
Defense, Space & Security	6,950	6,539
Global Services	5,045	4,720
Unallocated items, eliminations and other	(79)	(42)
Total	$16,569	$17,921
Revenues for the three months ended March 31, 2024 decreased by $1,352 million compared with the same period in 2023 driven by lower revenues at Commercial Airplanes (BCA), partially offset by higher revenues at Defense, Space & Security (BDS) and Global Services (BGS). BCA revenues decreased by $2,051 million primarily driven by lower 737 deliveries and 737-9 customer considerations. BDS revenues increased by $411 million primarily due to higher volume on weapons and proprietary programs and MQ-25 contract modifications in 2024, partially offset by the U.S. Air Force (USAF) KC-46A Tanker Lot 9 award in 2023. BGS revenues increased by $325 million primarily due to higher commercial services revenue.
Revenues will continue to be significantly impacted until the global supply chain stabilizes, labor instability diminishes, and deliveries ramp up.
Loss from Operations
The following table summarizes Loss from operations:

(Dollars in millions)	Three months ended March 31
	2024	2023
Commercial Airplanes	($1,143)	($615)
Defense, Space & Security	151	(212)
Global Services	916	847
Segment operating (loss)/earnings	(76)	20
Unallocated items, eliminations and other	(312)	(460)
Pension FAS/CAS service cost adjustment	230	223
Postretirement FAS/CAS service cost adjustment	72	68
Loss from operations (GAAP)	($86)	($149)
FAS/CAS service cost adjustment *	(302)	(291)
Core operating loss (Non-GAAP) **	($388)	($440)
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating loss is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 43-44.
Loss from operations for the three months ended March 31, 2024 decreased by $63 million compared with the same period in 2023. BDS earnings from operations increased by $363 million compared to the same period in 2023 primarily due to lower charges in 2024 on major fixed-price development programs of $92 million, revenue growth on weapons and proprietary programs, and improved performance across other programs that were more adversely affected by labor instability and supply chain performance in the prior year. BGS earnings from operations increased by $69 million primarily due to higher commercial services revenue, partially offset by lower government services performance. BCA loss from operations increased by $528 million reflecting lower 737 deliveries and 737-9 customer considerations, partially offset by lower abnormal production costs. Loss from operations on Unallocated items, eliminations and other decreased by $148 million compared with the same period in 2023 primarily due to decreases in eliminations and other unallocated items and share based plans expense.
Core operating loss for the three months ended March 31, 2024 decreased by $52 million compared with the same period in 2023, primarily due to changes in Loss from operations as described above.
For information related to Postretirement Plans, see Note 11 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other (expense)/income are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2024	2023
Share-based plans	$10	($52)
Deferred compensation	(30)	(54)
Amortization of previously capitalized interest	(23)	(23)
Research and development expense, net	(89)	(76)
Eliminations and other unallocated items	(180)	(255)
Unallocated items, eliminations and other	($312)	($460)
Share-based plans expense for the three months ended March 31, 2024 decreased by $62 million compared with the same period in 2023 primarily due to fewer outstanding share-based awards in 2024.
Deferred compensation expense for the three months ended March 31, 2024 decreased by $24 million compared with the same period in 2023 primarily driven by changes in our stock price.
Research and development expense for the three months ended March 31, 2024 was largely unchanged compared with the same period in 2023.
Eliminations and other unallocated items expense for the three months ended March 31, 2024 decreased by $75 million compared with the same period in 2023 due to a decrease in environmental remediation expense.
Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2024	2023
Loss from operations	($86)	($149)
Other income, net	277	302
Interest and debt expense	(569)	(649)
Loss before income taxes	(378)	(496)
Income tax benefit	23	71
Net loss from continuing operations	(355)	(425)
Less: net loss attributable to noncontrolling interest	(12)	(11)
Net loss attributable to Boeing Shareholders	($343)	($414)

Other income, net for the three months ended March 31, 2024 remained relatively consistent compared with the same period in 2023. For information on changes related to non-operating pension and postretirement expenses, see Note 11 to our Condensed Consolidated Financial Statements.
Interest and debt expense for the three months ended March 31, 2024 was lower compared with the same period in the prior year primarily as a result of lower average debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Three months ended March 31
	2024	2023	Change
Cost of sales	$14,693	$15,998	($1,305)
Cost of sales as a % of Revenues	88.7%	89.3%	(0.6)%
Cost of sales for the three months ended March 31, 2024 decreased by $1,305 million, or 8% compared with the same periods in 2023, primarily due to lower revenues at BCA, partially offset by higher revenues at BDS and BGS. Cost of sales as a percentage of Revenues remained largely consistent during the three months ended March 31, 2024 compared with the same period in 2023.
Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Three months ended March 31
	2024	2023
Commercial Airplanes	$518	$444
Defense, Space & Security	235	195
Global Services	26	26
Other	89	76
Total	$868	$741
Research and development expense increased by $127 million during the three months ended March 31, 2024 compared to the same period in 2023. The increase at BCA is primarily due to higher spending on the 777X program.

Backlog

(Dollars in millions)	March 31 2024	December 31 2023
Commercial Airplanes	$447,533	$440,507
Defense, Space & Security	60,744	59,012
Global Services	19,693	19,869
Unallocated items, eliminations and other	779	807
Total Backlog	$528,749	$520,195

Contractual backlog	$505,918	$497,094
Unobligated backlog	22,831	23,101
Total Backlog	$528,749	$520,195
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the three months ended March 31, 2024 was primarily due to increases in BCA and BDS backlog. We may experience reductions to backlog and/or significant order cancellations due to production disruptions and/or further delays to entry into service of the 777X, 737-7 and/or 737-10.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Unobligated backlog was largely unchanged during the three months ended March 31, 2024.
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
Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Three months ended March 31
	2024	2023
Revenues	$4,653	$6,704
Loss from operations	($1,143)	($615)
Operating margins	(24.6)%	(9.2)%
Revenues
BCA revenues decreased by $2,051 million for the three months ended March 31, 2024 compared with the same period in 2023 driven by lower 737 deliveries and 737-9 customer considerations.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first three months of 2024	67	(1)		3	(2)		13	83
Deliveries during the first three months of 2023	113	(2)	1	1		4	11	130
Cumulative deliveries as of 3/31/2024	8,595		1,573	1,306		1,727	1,123
Cumulative deliveries as of 12/31/2023	8,528		1,573	1,303		1,727	1,110
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $1,143 million for the three months ended March 31, 2024 compared with $615 million in the same period in 2023 reflecting lower 737 deliveries and 737-9 customer considerations, partially offset by lower abnormal production costs.
Backlog
Our total backlog represents the estimated transaction prices on unsatisfied and partially satisfied performance obligations to our customers where we believe it is probable that we will collect the consideration due and where no contingencies remain before we and the customer are required to perform. Backlog does not include prospective orders where customer-controlled contingencies remain, such as the customer receiving approval from its board of directors, shareholders or government or completing financing arrangements. All such contingencies must be satisfied or have expired prior to recording a new firm order even if satisfying such conditions is highly probable. Backlog excludes options and customer financing orders as well as orders where customers have the unilateral right to terminate. A number of our customers may have contractual remedies, including rights to reject individual airplane deliveries if the actual delivery date is significantly later than the contractual delivery date. We address customer claims and requests for other contractual relief as they arise. The value of orders in backlog is adjusted as changes to price and schedule are agreed to with customers and is reported in accordance with the requirements of Accounting Standards Codification (ASC) 606.
BCA total backlog increased from $440,507 million as of December 31, 2023 to $447,533 million at March 31, 2024 reflecting new orders in excess of deliveries. Aircraft order cancellations and net ASC 606 adjustments during the three months ended March 31, 2024 were not significant. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. We may experience reductions to backlog and/or significant order cancellations due to production disruptions and/or further delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Program
As of 3/31/2024	737		767	777	777X	787	†
Program accounting quantities	11,600		1,279	1,790	500	1,700
Undelivered units under firm orders	4,357	*	101	47	444	719	(8)
Cumulative firm orders	12,952		1,407	1,774	444	1,842

As of 12/31/2023	737		767	777	777X	787	†
Program accounting quantities	11,600		1,279	1,790	500	1,700
Undelivered units under firm orders	4,332		104	48	416	726	(8)
Cumulative firm orders	12,860		1,407	1,775	416	1,836
† Customer financing aircraft orders are identified in parentheses.
*Approximate undelivered orders by minor model: 737-7 (7%), 737-8 (65%), 737-9 (3%) and 737-10 (25%).
Program Highlights
737 Program On January 10, 2024, the FAA notified Boeing that it had initiated an investigation into the 737 quality control system (737-9 Production Audit). This was followed by the FAA announcing actions to increase its oversight of Boeing, including conducting:
1.An audit involving the 737-9 production line and its suppliers to evaluate Boeing’s compliance with approved quality procedures,
2.Increased monitoring of Boeing’s 737-9 in-service events, and
3.An assessment of safety risks around delegated authority and quality oversight, and examination of options to move these functions under independent third parties.
On January 24, 2024, the FAA stated it will not approve production rate increases or additional production lines for the 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures.
The FAA communicated its findings from the 737-9 Production Audit of Boeing and Spirit AeroSystems (Spirit) on February 28, 2024. The FAA found multiple instances where the companies failed to comply with manufacturing quality control requirements and provided 90 days from March 1, 2024 to submit a corrective action plan. We are working to develop a comprehensive action plan to address the issues identified by the FAA.

Our planned production rates are dependent on our suppliers' ability to support our operations and our ability to meet heightened quality control requirements. Prior to the Alaska Airlines accident, we were operating at a production rate of 38 per month. During the first quarter of 2024, as part of our plan to address the issues identified, we slowed production rates to reduce traveled work in our factory, as well as at our suppliers. We are now conducting fuselage inspections at Spirit to ensure quality prior to shipment to Boeing.
We are following the lead of the FAA as we work through the certification process of the 737-7 and 737-10 models. During the first quarter of 2024, the 737-10 program completed the first phase of FAA certification flight testing. As of March 31, 2024, we had approximately 35 737-7 and 737-10 aircraft in inventory. We are planning to incorporate engineering solutions to the de-icing systems on the 737-7 and 737-10 prior to certification, which will delay certification and first deliveries.
As of March 31, 2024, we had approximately 110 737-8 aircraft in inventory that were produced prior to 2023, including approximately 70 aircraft for customers in China. We expect to deliver most of the aircraft in inventory by the end of 2024.
The production slow-down and certification delays had an adverse impact on our financial position, results of operations and cash flows during the first quarter of 2024. This is expected to continue until production rates recover. In the event that we are unable to deliver aircraft and/or increase future production rates consistent with our assumptions, our financial position, results of operations and cash flows will continue to be adversely affected.
See further discussion of the 737 MAX in Note 9 and Note 16 to our Condensed Consolidated Financial Statements.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. The commercial program has near break-even gross margins. We are currently at a production rate of 3 aircraft per month.
777 and 777X Programs We are currently at a combined production rate of 4 per month for the 777/777X programs.
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
787 Program We are slowing near-term production to below 5 per month due to supply chain constraints, which are also impacting 2024 deliveries. As of March 31, 2024, we had approximately 40 aircraft in inventory that require rework which we expect to complete by the end of 2024. The inspections and rework costs on inventoried aircraft are accounted for as abnormal production costs, and we expensed $80 million in the three months ended March 31, 2024.
Additional Considerations
On March 1, 2024, we confirmed that we were engaged in preliminary discussions with Spirit regarding a potential acquisition of its business. We believe that a deal on reasonable terms would allow for the reintegration of our and Spirit’s manufacturing operations and would further strengthen aviation safety, improve quality and serve the interests of our customers, employees, and shareholders. We continue to engage with Spirit regarding a potential acquisition; however, we have not entered into a definitive agreement, and no assurances can be made that we will reach a definitive agreement and complete the potential acquisition.
Defense, Space & Security
Overview
The Consolidated Appropriations Act, 2024, and the Further Consolidated Appropriations Act, 2024, enacted in March 2024, provided fiscal year 2024 appropriations for government departments and agencies, including $844 billion for the United States Department of Defense (U.S. DoD) and $25 billion for the National Aeronautics and Space Administration (NASA). They included funding for Boeing’s major programs, including P-8, CH-47 Chinook, F-15, KC-46A Tanker, AH-64 Apache, V-22 Osprey, and Space Launch System.
In March 2024, the U.S. government released the President's budget request for fiscal year 2025 (FY25), which requested $850 billion in funding for the U.S. DoD and $25 billion for NASA.
There is ongoing uncertainty with respect to program-level appropriations for the U.S. DoD, NASA and other government agencies for FY25 and beyond. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financing position, and/or cash flows.
The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At March 31, 2024, 31% of BDS backlog was attributable to non-U.S. customers.
Results of Operations

(Dollars in millions)	Three months ended March 31
	2024	2023
Revenues	$6,950	$6,539
Earnings/(loss) from operations	$151	($212)
Operating margins	2.2%	(3.2)%
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

Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2024	2023
F/A-18 Models	1	7
F-15 Models	1	2
CH-47 Chinook (New)	1	5
CH-47 Chinook (Remanufactured)	1	1
AH-64 Apache (New)		7
AH-64 Apache (Remanufactured)	6	13
P-8 Models	1	3
KC-46 Tanker	3	1
Commercial Satellites		3
Total	14	42
Revenues
BDS revenues for the three months ended March 31, 2024 increased by $411 million compared with the same period in 2023. The increase reflects higher volume on weapons and proprietary programs and MQ-25 contract modifications in 2024, partially offset by the USAF KC-46A Tanker Lot 9 award in 2023. Net unfavorable cumulative contract catch-up adjustments for the three months ended March 31, 2024 were $104 million lower than the prior year comparable period.
Earnings/(Loss) From Operations
BDS earnings from operations was $151 million for the three months ended March 31, 2024 compared with loss from operations of $212 million in the same period in 2023. The increase in earnings reflects lower charges in 2024 on major fixed-price development programs of $92 million, revenue growth on weapons and proprietary programs, and improved performance across other programs that were more adversely affected by labor instability and supply chain performance in the prior year. Net unfavorable cumulative contract catch-up adjustments were $158 million lower than the comparable period in the prior year, as losses incurred on the five major fixed-price development programs totaled $222 million compared with $314 million in the same period in 2023.
See further discussion of fixed-price contracts in Note 9 to our Condensed Consolidated Financial Statements.
BDS earnings/(loss) from operations includes our share of earnings from equity method investments of $75 million for the three months ended March 31, 2024 compared with equity loss of $14 million for the three months ended March 31, 2023.
Backlog
BDS backlog increased from $59,012 million as of December 31, 2023 to $60,744 million at March 31, 2024, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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
Global Services
Results of Operations

(Dollars in millions)	Three months ended March 31
	2024	2023
Revenues	$5,045	$4,720
Earnings from operations	$916	$847
Operating margins	18.2%	17.9%
Revenues
BGS revenues for the three months ended March 31, 2024 increased by $325 million compared with the same period in 2023 primarily due to higher commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2024 was $10 million higher than the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the three months ended March 31, 2024 increased by $69 million compared with the same period in 2023, primarily due to higher commercial services revenue, partially offset by lower government services performance. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2024 was $6 million higher than the prior year comparable period.
Backlog
BGS total backlog decreased from $19,869 million at December 31, 2023 to $19,693 million at March 31, 2024, primarily due to revenue recognized on contracts awarded in prior years, partially offset by timing of awards.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2024	2023
Net loss	($355)	($425)
Non-cash items	1,198	1,276
Changes in assets and liabilities	(4,205)	(1,169)
Net cash used by operating activities	(3,362)	(318)
Net cash provided/(used) by investing activities	2,074	(1,823)
Net cash used by financing activities	(4,462)	(1,680)
Effect of exchange rate changes on cash and cash equivalents	(28)	10
Net decrease in cash & cash equivalents, including restricted	(5,778)	(3,811)
Cash & cash equivalents, including restricted, at beginning of year	12,713	14,647
Cash & cash equivalents, including restricted, at end of period	$6,935	$10,836
Operating Activities Net cash used by operating activities was $3.4 billion during the three months ended March 31, 2024, compared with $0.3 billion during the same period in 2023. The $3.1 billion increase in cash used by operating activities was primarily driven by changes in commercial airplane program inventory. Changes in assets and liabilities for the three months ended March 31, 2024 decreased by $3.0 billion compared with the same period in 2023 primarily driven by unfavorable changes in Inventories ($3.4 billion) and Accounts payable ($0.5 billion), and higher payments to 737 MAX customers ($0.4 billion), partially offset by an increase in Advances and progress billings ($1.3 billion).
The growth in Inventories was primarily driven by decreased deliveries for the 737 program in the first quarter of 2024 as compared to the same period in 2023. Concessions paid to 737 MAX customers totaled $553 million and $141 million for the three months ended March 31, 2024 and 2023. Reductions in Accounts payable in 2024 were a use of cash while growth in Accounts payable in 2023 was a source of cash. The increase in Advances and progress billings is primarily driven by advances on orders received at BCA, partially offset by revenue recognized at BDS.
Payables to suppliers who elected to participate in supply chain financing programs decreased by $0.4 billion during the three months ended March 31, 2024 and increased by $0.1 billion during the three months ended March 31, 2023.
Investing Activities Cash provided by investing activities was $2.1 billion during the three months ended March 31, 2024, compared with cash used of $1.8 billion during the same period in 2023. The increase in cash inflows during the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to net proceeds from investments of $2.7 billion in 2024 compared to net contributions to investments of $1.4 billion in 2023. During the three months ended March 31, 2024 and 2023, capital expenditures were $0.6 billion and $0.5 billion. We continue to expect capital expenditures in 2024 to be higher than in 2023.
Financing Activities Cash used by financing activities was $4.5 billion during the three months ended March 31, 2024 compared with $1.7 billion during the same period in 2023. During the three months ended March 31, 2024, net repayments on our debt were $4.4 billion compared with $1.7 billion in the same period in 2023.
As of March 31, 2024 the total debt balance was $47.9 billion, down from $52.3 billion at December 31, 2023. At March 31, 2024, $1.1 billion of debt was classified as short-term.

Capital Resources
We expect to be able to fund our cash requirements through cash and short-term investments and cash provided by operations, as well as continued access to capital markets. At March 31, 2024, we had $6.9 billion of cash, $0.6 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. In the third quarter of 2023, we entered into a $3.0 billion five-year revolving credit agreement expiring in August 2028 and a $0.8 billion 364-day revolving credit agreement expiring in August 2024. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings until August 2025. The legacy three-year revolving credit agreement expiring in August 2025, which consists of $3.0 billion of total commitments, and the legacy five-year revolving credit agreement expiring in October 2024, as amended, which consists of $3.2 billion of total commitments, each remain in effect. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
Our credit ratings were downgraded in 2020 and remained unchanged as of March 31, 2024. During the third quarter of 2023, S&P upgraded the outlook on our credit rating from negative to stable primarily driven by improving deliveries and expected increases in production. During the first quarter of 2024, Moody’s placed our Baa2 and Prime-2 ratings on review for downgrade primarily driven by concern that we will be unable to deliver 737 aircraft at the volumes required to materially expand free cash flow and retire debt in a reasonable timeframe. Fitch also downgraded our credit rating outlook from positive to stable driven by the financial impact of unexpected operational disruptions and the potential for additional corporate actions that should enhance longer-term operations.
We expect to be able to access capital markets when we require additional funding in order to pay off existing debt, address further impacts to our business related to market developments, fund outstanding financing commitments or meet other business requirements. For example, we continue to engage with Spirit regarding a potential acquisition of its business. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings, and/or associated changes in demand for our products and services. These risks will be particularly acute if we are subject to further credit rating downgrades such as those we experienced in 2020. The occurrence of any or all of these events may adversely affect our ability to fund our operations and financing or contractual commitments.
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At March 31, 2024, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined in the credit agreements). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $837 million at March 31, 2024. For additional information, see Note 9 to our Condensed Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $230 million and $223 million for the three months ended March 31, 2024 and 2023. The higher benefits in 2024 were primarily due to increases in allocated pension cost year over year. The non-operating pension expenses included in Other income, net were benefits of $123 million and $134 million for the three months ended March 31, 2024, and 2023. The lower benefits in 2024 were primarily due to lower expected return on plan assets and higher amortization of actuarial losses, partially offset by lower interest cost.
For further discussion of pension and other postretirement costs see the Management’s Discussion and Analysis on page 26 of our 2023 Annual Report on Form 10-K. Management uses core operating earnings/(loss), core operating margin and core earnings/(loss) per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit costs primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of Non-GAAP Measures to GAAP Measures
The table below reconciles the non-GAAP financial measures of Core operating loss, Core operating margin and Core loss per share with the most directly comparable GAAP financial measures of Loss from operations, operating margins and Diluted loss per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2024	2023
Revenues	$16,569	$17,921
Loss from operations, as reported	($86)	($149)
Operating margins	(0.5)%	(0.8)%

Pension FAS/CAS service cost adjustment (1)	($230)	($223)
Postretirement FAS/CAS service cost adjustment (1)	(72)	(68)
FAS/CAS service cost adjustment (1)	($302)	($291)
Core operating loss (non-GAAP)	($388)	($440)
Core operating margins (non-GAAP)	(2.3)%	(2.5)%

Diluted loss per share, as reported	($0.56)	($0.69)
Pension FAS/CAS service cost adjustment (1)	(0.37)	(0.37)
Postretirement FAS/CAS service cost adjustment (1)	(0.12)	(0.11)
Non-operating pension income (2)	(0.20)	(0.23)
Non-operating postretirement income (2)	(0.03)	(0.02)
Provision for deferred income taxes on adjustments (3)	0.15	0.15
Core loss per share (non-GAAP)	($1.13)	($1.27)

Weighted average diluted shares (in millions)	613.2	602.5
(1) FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating loss (non-GAAP).
(2) Non-operating pension and postretirement expense/(income) represents the components of net periodic benefit cost/(income) other than service cost/(income). This expense/(income) is included in Other income, net and is excluded from Core loss per share (non-GAAP).
(3) The income tax impact is calculated using the U.S. corporate statutory tax rate.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2023.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2024 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 16 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2024 thru 1/31/2024	70,393	$248.08
2/1/2024 thru 2/29/2024	230,224	204.29
3/1/2024 thru 3/31/2024	1,829	202.56
Total	302,446	$214.47
(1)A total of 302,213 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

During the three months ended March 31, 2024, the Company did not adopt, modify or terminate a “Rule 10b5-1 trading arrangement” as such term is defined under Item 408 of Regulation S-K.

Item 6. Exhibits

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

THE BOEING COMPANY
(Registrant)

April 24, 2024	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller