Form 10-Q
period 2024-06-30
BOEING CO
filed 2024-07-31
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☒

As of July 24, 2024, there were 616,167,165 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2024

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Sales of products	$26,792	$31,601	$13,524	$16,687
Sales of services	6,643	6,071	3,342	3,064
Total revenues	33,435	37,672	16,866	19,751

Cost of products	(24,971)	(28,676)	(12,907)	(15,123)
Cost of services	(5,359)	(5,134)	(2,730)	(2,689)
Total costs and expenses	(30,330)	(33,810)	(15,637)	(17,812)
	3,105	3,862	1,229	1,939
Income from operating investments, net	74	17	7	44
General and administrative expense	(2,538)	(2,590)	(1,377)	(1,286)
Research and development expense, net	(1,822)	(1,538)	(954)	(797)
Gain on dispositions, net	5	1	5	1
Loss from operations	(1,176)	(248)	(1,090)	(99)
Other income, net	525	622	248	320
Interest and debt expense	(1,242)	(1,270)	(673)	(621)
Loss before income taxes	(1,893)	(896)	(1,515)	(400)
Income tax benefit	99	322	76	251
Net loss	(1,794)	(574)	(1,439)	(149)
Less: net loss attributable to noncontrolling interest	(12)	(11)
Net loss attributable to Boeing Shareholders	($1,782)	($563)	($1,439)	($149)

Basic loss per share	($2.90)	($0.93)	($2.33)	($0.25)

Diluted loss per share	($2.90)	($0.93)	($2.33)	($0.25)

Weighted average diluted shares (millions)	614.8	603.9	616.6	605.5
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Net loss	($1,794)	($574)	($1,439)	($149)
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(24)	10	11	(6)
Derivative instruments:
Unrealized losses arising during period, net of tax of $22, $7, $3 and $12	(76)	(25)	(11)	(43)
Reclassification adjustment for losses/(gains) included in net loss, net of tax of ($8), $1, ($6) and $0	26	(2)	19	3
Total unrealized (loss)/gain on derivative instruments, net of tax	(50)	(27)	8	(40)
Defined benefit pension plans and other postretirement benefits:
Net actuarial (loss)/gain arising during the period, net of tax of $17, $2, $0 and $0	(18)	(6)	1	1
Amortization of actuarial losses/(gains) included in net periodic benefit cost, net of tax of ($20), $1, ($8) and $1	26	(4)	15	(2)
Amortization of prior service credits included in net periodic benefit cost, net of tax of $20, $12, $8 and $6	(26)	(40)	(15)	(20)
Pension and postretirement cost related to our equity method investments, net of tax of ($3), $0, $0 and $0	5
Total defined benefit pension plans and other postretirement benefits, net of tax	(13)	(50)	1	(21)
Other comprehensive (loss)/income, net of tax	(87)	(67)	20	(67)
Comprehensive loss, net of tax	(1,881)	(641)	(1,419)	(216)
Less: Comprehensive loss related to noncontrolling interest	(12)	(11)
Comprehensive loss attributable to Boeing Shareholders, net of tax	($1,869)	($630)	($1,419)	($216)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2024	December 31 2023
Assets
Cash and cash equivalents	$10,894	$12,691
Short-term and other investments	1,727	3,274
Accounts receivable, net	3,155	2,649
Unbilled receivables, net	9,660	8,317
Current portion of financing receivables, net	60	99
Inventories	85,661	79,741
Other current assets, net	3,282	2,504
Total current assets	114,439	109,275
Financing receivables and operating lease equipment, net	785	860
Property, plant and equipment, net of accumulated depreciation of $22,640 and $22,245	10,976	10,661
Goodwill	8,108	8,093
Acquired intangible assets, net	2,067	2,094
Deferred income taxes		59
Investments	1,026	1,035
Other assets, net of accumulated amortization of $1,001 and $1,046	5,319	4,935
Total assets	$142,720	$137,012
Liabilities and equity
Accounts payable	$11,864	$11,964
Accrued liabilities	21,850	22,331
Advances and progress billings	58,151	56,328
Short-term debt and current portion of long-term debt	4,765	5,204
Total current liabilities	96,630	95,827
Deferred income taxes	291	229
Accrued retiree health care	2,159	2,233
Accrued pension plan liability, net	6,248	6,516
Other long-term liabilities	2,212	2,332
Long-term debt	53,162	47,103
Total liabilities	160,702	154,240
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	10,727	10,309
Treasury stock, at cost — 396,730,470 and 402,746,136 shares	(48,841)	(49,549)
Retained earnings	25,469	27,251
Accumulated other comprehensive loss	(10,392)	(10,305)
Total shareholders’ deficit	(17,976)	(17,233)
Noncontrolling interests	(6)	5
Total equity	(17,982)	(17,228)
Total liabilities and equity	$142,720	$137,012
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2024	2023
Cash flows – operating activities:
Net loss	($1,794)	($574)
Adjustments to reconcile net loss to net cash (used)/provided by operating activities:
Non-cash items –
Share-based plans expense	208	381
Treasury shares issued for 401(k) contribution	953	862
Depreciation and amortization	883	913
Investment/asset impairment charges, net	34	12
Gain on dispositions, net	(5)	(1)
Other charges and credits, net	(34)	30
Changes in assets and liabilities –
Accounts receivable	(522)	(433)
Unbilled receivables	(1,345)	(721)
Advances and progress billings	1,886	2,228
Inventories	(5,937)	(241)
Other current assets	(320)	313
Accounts payable	(222)	852
Accrued liabilities	(443)	(399)
Income taxes receivable, payable and deferred	(188)	(424)
Other long-term liabilities	(148)	(180)
Pension and other postretirement plans	(491)	(520)
Financing receivables and operating lease equipment, net	149	419
Other	51	40
Net cash (used)/provided by operating activities	(7,285)	2,557
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(971)	(764)
Proceeds from disposals of property, plant and equipment	30	13
Acquisitions, net of cash acquired	(50)
Contributions to investments	(1,617)	(9,496)
Proceeds from investments	3,173	5,567
Supplier notes receivable	(486)	(162)
Purchase of distribution rights	(88)
Other	(17)	4
Net cash used by investing activities	(26)	(4,838)
Cash flows – financing activities:
New borrowings	10,089	38
Debt repayments	(4,481)	(5,123)
Stock options exercised		44
Employee taxes on certain share-based payment arrangements	(67)	(48)
Other	(3)	(4)
Net cash provided/(used) by financing activities	5,538	(5,093)
Effect of exchange rate changes on cash and cash equivalents	(25)	2
Net decrease in cash & cash equivalents, including restricted	(1,798)	(7,372)
Cash & cash equivalents, including restricted, at beginning of year	12,713	14,647
Cash & cash equivalents, including restricted, at end of period	10,915	7,275
Less restricted cash & cash equivalents, included in Investments	21	21
Cash and cash equivalents at end of period	$10,894	$7,254
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the six months ended June 30, 2024 and 2023
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2023	$5,061	$9,947	($50,814)	$29,473	($9,550)	$35	($15,848)
Net loss				(563)		(11)	(574)
Other comprehensive loss, net of tax of $23					(67)		(67)
Share-based compensation		381					381
Treasury shares issued for stock options exercised, net		(28)	72				44
Treasury shares issued for other share-based plans, net		(73)	49				(24)
Treasury shares issued for 401(k) contribution		350	512				862
Subsidiary shares purchased from noncontrolling interests		(267)					(267)
Balance at June 30, 2023	$5,061	$10,310	($50,181)	$28,910	($9,617)	$24	($15,493)

Balance at January 1, 2024	$5,061	$10,309	($49,549)	$27,251	($10,305)	$5	($17,228)
Net loss				(1,782)		(12)	(1,794)
Other comprehensive loss, net of tax of $28					(87)		(87)
Share-based compensation		208					208
Treasury shares issued for other share-based plans, net		(122)	87				(35)
Treasury shares issued for 401(k) contribution		332	621				953
Other changes in noncontrolling interests						1	1
Balance at June 30, 2024	$5,061	$10,727	($48,841)	$25,469	($10,392)	($6)	($17,982)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended June 30, 2024 and 2023
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at April 1, 2023	$5,061	$10,298	($50,376)	$29,059	($9,550)	$24	($15,484)
Net loss				(149)			(149)
Other comprehensive loss, net of tax of $19					(67)		(67)
Share-based compensation		159					159
Treasury shares issued for stock options exercised, net		(1)	1
Treasury shares issued for other share-based plans, net		(6)	12				6
Treasury shares issued for 401(k) contribution		127	182				309
Subsidiary shares purchased from noncontrolling interests		(267)					(267)
Balance at June 30, 2023	$5,061	$10,310	($50,181)	$28,910	($9,617)	$24	($15,493)

Balance at April 1, 2024	$5,061	$10,539	($49,105)	$26,908	($10,412)	($7)	($17,016)
Net loss				(1,439)			(1,439)
Other comprehensive income, net of tax of ($3)					20		20
Share-based compensation		89					89
Treasury shares issued for other share-based plans, net		(6)	22				16
Treasury shares issued for 401(k) contribution		105	242				347
Other changes in noncontrolling interests						1	1
Balance at June 30, 2024	$5,061	$10,727	($48,841)	$25,469	($10,392)	($6)	($17,982)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Revenues:
Commercial Airplanes	$10,656	$15,544	$6,003	$8,840
Defense, Space & Security	12,971	12,706	6,021	6,167
Global Services	9,934	9,466	4,889	4,746
Unallocated items, eliminations and other	(126)	(44)	(47)	(2)
Total revenues	$33,435	$37,672	$16,866	$19,751
Loss from operations:
Commercial Airplanes	($1,858)	($998)	($715)	($383)
Defense, Space & Security	(762)	(739)	(913)	(527)
Global Services	1,786	1,703	870	856
Segment operating loss	(834)	(34)	(758)	(54)
Unallocated items, eliminations and other	(946)	(796)	(634)	(336)
FAS/CAS service cost adjustment	604	582	302	291
Loss from operations	(1,176)	(248)	(1,090)	(99)
Other income, net	525	622	248	320
Interest and debt expense	(1,242)	(1,270)	(673)	(621)
Loss before income taxes	(1,893)	(896)	(1,515)	(400)
Income tax benefit	99	322	76	251
Net loss	(1,794)	(574)	(1,439)	(149)
Less: net loss attributable to noncontrolling interest	(12)	(11)
Net loss attributable to Boeing Shareholders	($1,782)	($563)	($1,439)	($149)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 19 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts or as otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2024, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2023 Annual Report on Form 10-K. We added a new financial statement line item to the Condensed Consolidated Statements of Cash Flows for cash invested in Supplier notes receivable and reclassified the corresponding amounts in the prior period financial statements to conform to the current period presentation.
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
Goodwill
We performed our annual goodwill impairment test as of April 1, 2024, using a qualitative assessment. We determined the fair value of each of our reporting units substantially exceeded their respective carrying values.
Long-term Contracts
Substantially all contracts at our Defense, Space & Security (BDS) segment and certain contracts at our Global Services (BGS) segment are long-term contracts with the U.S. government and other customers that generally extend over several years. Changes in estimated revenues, cost of sales, and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes, in the current period, the cumulative effect of the changes on current and prior periods based on a long-term contract’s percentage-of-completion. When the current estimates of total revenues and costs at completion for a long-term contract indicate a loss, a provision for the entire reach-forward loss on the long-term contract is recognized.
The table below reflects the impact of net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts, including the impact to Loss from operations from changes in estimated losses on unexercised options.

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Decrease to Revenue	($965)	($782)	($747)	($470)
Increase to Loss from operations	($1,700)	($1,348)	($1,334)	($830)
Increase to Diluted loss per share	($2.62)	($1.43)	($2.06)	($0.51)
Note 2 – Spirit Acquisition
On June 30, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which we have agreed to acquire Spirit AeroSystems Holdings, Inc. (Spirit) in an all-stock transaction at an equity value of approximately $4,700, or $37.25 per share of Spirit Class A Common Stock. The transaction will include the assumption of Spirit's net debt at closing.
Each share of Spirit common stock will be exchanged for a number of shares of Boeing common stock equal to an exchange ratio between 0.18 and 0.25, calculated as $37.25 divided by the volume weighted average share price of Boeing shares over the 15-trading-day period ending on the second trading day prior to the closing (subject to a floor of $149.00 per share and a ceiling of $206.94 per share). Spirit stockholders will receive 0.25 Boeing shares for each of their Spirit shares if the volume-weighted average price is at or below $149.00, and 0.18 Boeing shares for each of their Spirit shares if the volume-weighted average price is at or above $206.94 per share.
Boeing's acquisition of Spirit will include substantially all Boeing-related commercial operations, as well as certain other operations.
Spirit has also entered into a binding term sheet with Airbus SE (Airbus) setting forth the terms upon which Airbus will, assuming the parties enter into definitive agreements and receive all required regulatory approvals, acquire certain commercial work packages that Spirit performs for Airbus concurrently with the closing of the Boeing-Spirit merger. In addition, Spirit is proposing to sell certain of its operations, including those in Belfast, Northern Ireland (non-Airbus operations); Prestwick, Scotland; Subang, Malaysia; Biddeford, Maine; and Woonsocket, Rhode Island.
The transaction is expected to close mid-2025 and is subject to the sale of the Spirit operations related to certain Airbus commercial work packages and the satisfaction of customary closing conditions, including regulatory and Spirit stockholder approvals.
The Merger Agreement contains certain termination rights, including that either Boeing or Spirit may terminate the Merger Agreement if, subject to certain limitations, the transaction has not been consummated by March 31, 2025 (subject to three automatic three-month extensions if on each such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived) (the Outside Date). Additionally, Spirit may terminate the Merger Agreement under specified circumstances to accept an unsolicited Superior Proposal (as defined in the Merger Agreement) from a third party, and we may terminate the Merger Agreement if, before Spirit stockholder approval has been obtained, the Spirit Board of Directors changes its recommendation that Spirit’s stockholders adopt the Merger Agreement.
The Merger Agreement provides that Spirit will be required to pay Boeing a termination fee of $150 if the Merger Agreement is terminated under specified circumstances in which the Spirit Board of Directors changes its recommendation that Spirit’s stockholders adopt the Merger Agreement, Spirit terminates the Merger Agreement in order to accept a Superior Proposal as set forth in the Merger Agreement, or Spirit consummates a Qualifying Transaction (as defined in the Merger Agreement) following the termination of the Merger Agreement.
The Merger Agreement also provides that we will be required to pay Spirit a termination fee of $300 if the Merger Agreement is terminated by Spirit or Boeing under certain specified circumstances as a result of the parties' failure to obtain the required regulatory approvals by the Outside Date or in the event that any law or order related to the required regulatory approvals or any applicable antitrust law or foreign investment law prohibits the consummation of the Merger.
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
The elements used in the computation of Basic and Diluted loss per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Net loss attributable to Boeing Shareholders	($1,782)	($563)	($1,439)	($149)
Less: earnings available to participating securities
Net loss available to common shareholders	($1,782)	($563)	($1,439)	($149)
Basic
Basic weighted average shares outstanding	614.8	603.9	616.6	605.5
Less: participating securities(1)	0.3	0.3	0.3	0.3
Basic weighted average common shares outstanding	614.5	603.6	616.3	605.2
Diluted
Diluted weighted average shares outstanding	614.8	603.9	616.6	605.5
Less: participating securities(1)	0.3	0.3	0.3	0.3
Diluted weighted average common shares outstanding	614.5	603.6	616.3	605.2
Net loss per share:
Basic	($2.90)	($0.93)	($2.33)	($0.25)
Diluted	(2.90)	(0.93)	(2.33)	(0.25)
(1)Participating securities include certain instruments in our deferred compensation plan.
The following table represents potential common shares that were not included in the computation of Diluted loss per share because the effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Performance restricted stock units	0.6		0.7
Restricted stock units	1.0		2.0
Stock options	0.8	0.8	0.8	0.8
In addition, potential common shares of 2.9 million and 5.4 million for the six months ended June 30, 2024 and 2023 and 2.7 million and 5.5 million for the three months ended June 30, 2024 and 2023 were excluded from the computation of Diluted loss per share, because the effect would have been antidilutive as a result of incurring a net loss in those periods.
Note 4 – Income Taxes
We computed our 2024 interim tax provision using an estimated annual effective tax rate of (11.1%), adjusted for discrete items. Our 2024 estimated annual effective tax rate is primarily driven by taxes on non-U.S. operations. The effective tax rates were 5.2% and 35.9% for the six months ended June 30, 2024 and 2023. The effective tax rate for the three months ended June 30, 2024, was 5.0% and reflects additional tax expense to adjust prior quarter's results to the annual effective tax rate offset by discrete tax benefits of $335 recorded in the second quarter related to the settlement of the 2018-2020 federal tax audit, which is after an associated $155 valuation allowance expense.
As of December 31, 2023, we had recorded valuation allowances of $4,550 primarily for certain domestic deferred tax assets, and certain domestic net operating losses, tax credit and interest carryforwards. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. Based on these methods, deferred tax liabilities are assumed to reverse and generate taxable income over the next 5 to 10 years while deferred tax assets related to pension and other postretirement benefit obligations are assumed to reverse and generate tax deductions over the next 15 to 20 years. The valuation allowance results from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of deferred tax assets.
The total amount of unrecognized tax benefits of $1,131 as of December 31, 2023, decreased by $625 in the second quarter due to the settlement of the 2018-2020 federal tax audit, as discussed above.
Federal income tax audits have been settled for all years prior to 2021. The Internal Revenue Service is expected to begin the 2021-2023 federal tax audit in the second quarter of 2025. We are also subject to examination in major state and international jurisdictions for the 2010-2022 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 5 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the six months ended June 30, 2024 and 2023, consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Financing receivables	Other assets	Total
Balance at January 1, 2023	($116)	($23)	($85)	($55)	($88)	($367)
Changes in estimates	(5)	2	15	2	(12)	2
Write-offs	24		4			28
Recoveries	2					2
Balance at June 30, 2023	($95)	($21)	($66)	($53)	($100)	($335)

Balance at January 1, 2024	($89)	($19)	($50)	($51)	($122)	($331)
Changes in estimates	(15)	(1)	(1)	35	(47)	(29)
Write-offs	7		10			17
Recoveries	1					1
Balance at June 30, 2024	($96)	($20)	($41)	($16)	($169)	($342)

Note 6 – Inventories
Inventories consisted of the following:

	June 30 2024	December 31 2023
Commercial aircraft programs	$74,544	$68,683
Long-term contracts in progress	370	686
Capitalized precontract costs(1)	941	946
Commercial spare parts, used aircraft, general stock materials and other	9,806	9,426
Total	$85,661	$79,741
(1)Capitalized precontract costs at June 30, 2024 and December 31, 2023, included amounts related to T-7A Red Hawk Production Options, Commercial Crew, and KC-46A Tanker. See Note 10.
Commercial Aircraft Programs
At June 30, 2024 and December 31, 2023, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $7,638 and $6,011 and unamortized tooling and other non-recurring costs of $880 and $792. At June 30, 2024, $8,480 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $38 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At June 30, 2024 and December 31, 2023, commercial aircraft programs inventory included the following amounts related to the 777X program: $6,072 and $4,638 of work in process (including deferred production costs of $2,612 and $1,792) and $4,218 and $4,063 of unamortized tooling and other non-recurring costs. We expensed abnormal production costs of $262 during the six months ended June 30, 2023. In the fourth quarter of 2023, the 777X program resumed production, and as a result, there were no abnormal production costs during the six months ended June 30, 2024.
At June 30, 2024 and December 31, 2023, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $12,336 and $12,384, $1,563 and $1,764 of supplier advances, and $1,441 and $1,480 of unamortized tooling and other non-recurring costs. At June 30, 2024, $11,618 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $2,159 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. We expensed abnormal production costs of $157 and $693 during the six months ended June 30, 2024 and 2023.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $4,546 and $4,126 at June 30, 2024 and December 31, 2023.
Note 7 – Contracts with Customers
Unbilled receivables increased from $8,317 at December 31, 2023, to $9,660 at June 30, 2024, primarily driven by revenue recognized at BDS in excess of billings.
Advances and progress billings increased from $56,328 at December 31, 2023, to $58,151 at June 30, 2024, primarily driven by advances on orders received at Commercial Airplanes (BCA).
Revenues recognized during the six months ended June 30, 2024 and 2023, from amounts recorded as Advances and progress billings at the beginning of each year were $7,877 and $7,885. Revenues recognized during the three months ended June 30, 2024 and 2023, from amounts recorded as Advances and progress billings at the beginning of each year were $3,696 and $4,004.

Note 8 – Financing Receivables and Operating Lease Equipment
Financing receivables and operating lease equipment, net consisted of the following:

	June 30 2024	December 31 2023
Financing receivables:
Investment in sales-type leases	$461	$556
Notes	89	102
Total financing receivables	550	658
Less allowance for losses on receivables	16	51
Financing receivables, net	534	607
Operating lease equipment, at cost, less accumulated depreciation of $70 and $70	311	352
Total	$845	$959
Financing arrangements typically range in terms from 1 to 12 years and may include options to extend or terminate. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price. At June 30, 2024 and December 31, 2023, $14 and $44 were determined to be uncollectible financing receivables and placed on non-accrual status. The allowance for losses on financing receivables decreased primarily due to cash collections during the six months ended June 30, 2024.
The components of investment in sales-type leases consisted of the following:

	June 30 2024	December 31 2023
Gross lease payments receivable	$585	$697
Unearned income	(130)	(162)
Net lease payments receivable	455	535
Unguaranteed residual assets	6	21
Total	$461	$556
Financing interest income received for the six months ended June 30, 2024 and 2023, was $4 and $62. Financing interest income received for the three months ended June 30, 2024 and 2023, was $2 and $58.
Our financing receivable balances at June 30, 2024 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2023	2022	2021	2020	Prior	Total
BBB	$10	$70	$30	$190	$97	$50	$447
B						89	89
CCC				14			14
Total carrying value of financing receivables	$10	$70	$30	$204	$97	$139	$550
At June 30, 2024, our allowance for losses related to receivables with ratings of CCC, B and BBB. We applied default rates that averaged 100.0%, 0.0% and 0.4%, respectively, to the exposure associated with those receivables.

Financing Receivables Exposure
The majority of our financing receivables and operating lease equipment portfolio is concentrated in the following aircraft models:

	June 30 2024	December 31 2023
717 Aircraft (Accounted for as sales type leases)	$447	$478
747-8 Aircraft (Accounted for as sales-type leases)	104	129
737 Aircraft ($112 and $148 accounted for as operating leases)	112	156
777 Aircraft (Accounted for as operating leases)	188	194
747-400 Aircraft (Accounted for as sales-type leases)		43
Operating lease equipment primarily includes large commercial jet aircraft.
Lease income recorded in Sales of services on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2024 and 2023, included $21 and $29 of interest income from sales-type leases and $32 and $27 from operating lease payments. Lease income recorded in Sales of services on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023, included $11 and $14 of interest income from sales-type leases and $14 and $16 from operating lease payments.
Variable lease payments for sales-type leases recognized in interest income for the six and three months ended June 30, 2024 and 2023, were insignificant. Variable lease payments on operating leases for the six and three months ended June 30, 2024 and 2023, were insignificant.
Profit at the commencement of sales-type leases was recorded in Sales of services for the six months ended June 30, 2024 and 2023, in the amount of $4 and $20. Profit at commencement of sales-type leases was recorded in Sales of services for the three months ended June 30, 2024 and 2023, was $4 and $8.

Note 9 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2024	December 31 2023
Time deposits (1)	$1,208	$2,753
Equity method investments (2)	956	966
Available-for-sale debt investments (1)	515	499
Equity and other investments	53	69
Restricted cash & cash equivalents (1)(3)	21	22
Total	$2,753	$4,309
(1)Primarily included in Short-term and other investments on our Condensed Consolidated Statements of Financial Position.
(2)Dividends received were $37 and $17 during the six and three months ended June 30, 2024 and $5 during the same periods in prior year.
(3)Reflects amounts restricted in support of our workers’ compensation programs and insurance premiums.
Contributions to investments and Proceeds from investments on our Condensed Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during the six months ended June 30, 2024 and 2023, was $1,298 and $9,165. Cash proceeds from the maturities of time deposits during the six months ended June 30, 2024 and 2023, were $2,845 and $5,274.
Allowance for losses on available-for-sale debt investments are assessed quarterly. All instruments are considered investment grade, and we have not recognized an allowance for credit losses as of June 30, 2024.
Note 10 – Liabilities, Commitments and Contingencies
737 MAX Customer Concessions and Other Considerations
During the first quarter of 2024, we recorded an earnings charge of $443, net of insurance recoveries, in connection with estimated considerations to customers for disruption related to the Alaska Airlines 737-9 accident and 737-9 grounding. This charge is reflected in the financial statements as a reduction to revenue.
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the six months ended June 30, 2024 and 2023.

	2024	2023
Beginning balance – January 1	$1,327	$1,864
Reductions for payments made	(681)	(273)
Reductions for concessions and other in-kind considerations	(221)	(51)
Changes in estimates	510	(26)
Ending balance – June 30	$935	$1,514
At June 30, 2024, $92 of the liability balance remains subject to negotiations with customers. The contracted amount includes $208 expected to be paid in cash in 2024, while the remaining amounts are primarily expected to be liquidated by lower customer delivery payments.

Environmental
The following table summarizes changes in environmental remediation liabilities during the six months ended June 30, 2024 and 2023.

	2024	2023
Beginning balance – January 1	$844	$752
Reductions for payments made, net of recoveries	(40)	(24)
Changes in estimates	27	72
Ending balance – June 30	$831	$800
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2024 and December 31, 2023, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $964 and $1,030.
Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the six months ended June 30, 2024 and 2023.

	2024	2023
Beginning balance – January 1	$2,448	$2,275
Additions for current year deliveries	42	92
Reductions for payments made	(227)	(179)
Changes in estimates	(8)	338
Ending balance – June 30	$2,255	$2,526
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
Trade-in commitment agreements at June 30, 2024, have expiration dates from 2024 through 2030. At June 30, 2024 and December 31, 2023, total contractual trade-in commitments were $1,375 and $1,415. As of June 30, 2024 and December 31, 2023, we estimated it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $434 and $407 and the fair value of the related trade-in aircraft was $434 and $407.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $17,356 and $17,003 as of June 30, 2024 and

December 31, 2023. The estimated earliest potential funding dates for these commitments as of June 30, 2024 are as follows:

Total
July through December 2024	$1,508
2025	3,529
2026	4,027
2027	2,891
2028	1,643
Thereafter	3,758
Total	$17,356
As of June 30, 2024, $14,030 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $262 to certain joint ventures over the next nine years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,184 and $4,548 as of June 30, 2024 and December 31, 2023.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days but may extend up to 12 months. At June 30, 2024 and December 31, 2023, Accounts payable included $2.7 billion and $2.9 billion payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4 billion program to develop and modify two 747-8 commercial aircraft. During 2023, we increased the reach-forward loss on the contract by $482 driven by engineering changes to support the build and installation process; the resolution of supplier negotiations; and factory performance related to labor instability. During the three months ended June 30, 2024, we increased the reach-forward loss on the contract by $250 primarily driven by higher than anticipated costs due to engineering design changes related to wiring and other structural requirements. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized ten low rate initial production (LRIP) lots for a total of 139 aircraft. The EMD contract and authorized LRIP lots total approximately $27 billion as of June 30, 2024. The KC-46A Tanker is a derivative of the 767 commercial airplane program with the majority of the manufacturing costs being incurred in the 767 factory and the remaining costs being incurred in the military finishing and delivery centers.
During 2023, we increased the reach-forward loss on the KC-46A Tanker program by $309 primarily resulting from factory disruption and additional rework due to a supplier quality issue. During the first quarter of 2024, we increased the reach-forward loss by $128, primarily due to factory disruption associated with supply chain constraints. During the three months ended June 30, 2024, we increased the reach-forward loss on the contract by $391 primarily reflecting higher than anticipated factory disruption, including supply chain constraints and parts shortages. As of June 30, 2024, we had approximately $139 of capitalized precontract costs and $205 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
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
During 2023, we increased the reach-forward loss on the T-7A Red Hawk program by $275 primarily reflecting higher estimated production costs. During the first quarter of 2024, we increased the reach-forward loss on the T-7A Red Hawk program by $94 primarily reflecting further increases in estimated production costs. During the three months ended June 30, 2024, we increased the reach-forward loss on the program by $278 primarily driven by higher than anticipated costs to meet certain technical and support requirements, and flight test program inefficiencies and delays. At June 30, 2024, we had approximately $258 of capitalized precontract costs and $451 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
National Aeronautics and Space Administration (NASA) has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station (ISS). In the second quarter of 2022, we successfully completed the uncrewed Orbital Flight Test. During 2023, we increased the reach-forward loss by $288 primarily as a result of delaying the Crewed Flight Test (CFT) following notification by a parachute supplier of an issue identified through testing. The CFT launched on June 5, 2024, and docked with the ISS. The Starliner spacecraft had a minimum mission duration of 8 days. Its return to Earth was delayed to allow time to perform further testing of propulsion system anomalies. As a result of the CFT delays, during the three months ended June 30, 2024, we increased the reach-forward loss on the program by $125. At June 30, 2024, we had approximately $238 of capitalized precontract costs and $148 of potential termination liabilities to suppliers related to fixed-price unauthorized future missions. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Contingent repurchase commitments	$388	$404	$388	$404
Credit guarantees	15	15			$14	$14
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
Note 12 – Debt
On May 1, 2024, we issued $10,000 of fixed-rate senior notes consisting of $1,000 due May 1, 2027 that bear an annual interest rate of 6.259%, $1,500 due May 1, 2029 that bear an annual interest rate of 6.298%, $1,000 due May 1, 2031 that bear an annual interest rate of 6.388%, $2,500 due May 1, 2034 that bear an annual interest rate of 6.528%, $2,500 due May 1, 2054 that bear an annual interest rate of 6.858%, and $1,500 due May 1, 2064 that bear an annual interest rate of 7.008%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness.
On May 15, 2024, we entered into a $4,000 five-year revolving credit agreement expiring in May 2029. Effective May 15, 2024, we terminated the $800 364-day revolving credit agreement expiring in August 2024, and the $3,200 five-year revolving credit agreement, as amended, expiring in October 2024. Our $3,000 three-year revolving credit agreement expiring in August 2025 and $3,000 five-year revolving credit agreement expiring in August 2028 each remain in effect. As of June 30, 2024, we had $10,000 available under credit line agreements. We continue to be in full compliance with all covenants contained in our debt and credit facility agreements.

Note 13 – Postretirement Plans
The components of net periodic benefit (income)/cost were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2024	2023	2024	2023
Service cost	$3	$2	$1	$1
Interest cost	1,318	1,410	659	$705
Expected return on plan assets	(1,656)	(1,720)	(827)	(859)
Amortization of prior service credits	(41)	(41)	(21)	(21)
Recognized net actuarial loss	134	83	67	41
Net periodic benefit income	($242)	($266)	($121)	($133)

Net periodic benefit cost included in Loss from operations	$3	$2	$1	$1
Net periodic benefit income included in Other income, net	(245)	(268)	(122)	($134)
Net periodic benefit income included in Loss before income taxes	($242)	($266)	($121)	($133)

	Six months ended June 30		Three months ended June 30
Other Postretirement Plans	2024	2023	2024	2023
Service cost	25	$24	$13	$12
Interest cost	62	74	31	37
Expected return on plan assets	(6)	(4)	(4)	(2)
Amortization of prior service credits	(5)	(11)	(2)	(5)
Recognized net actuarial gain	(88)	(88)	(44)	(44)
Net periodic benefit income	($12)	($5)	($6)	($2)

Net periodic benefit cost included in Loss from operations	23	$31	$12	$16
Net periodic benefit income included in Other income, net	(37)	(29)	(19)	(14)
Net periodic benefit (income)/cost included in Loss before income taxes	($14)	$2	($7)	$2
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

Note 15 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the six and three months ended June 30, 2024 and 2023, were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2023	($167)		($24)	($9,359)		($9,550)
Other comprehensive income/(loss) before reclassifications	10		(25)	(6)		(21)
Amounts reclassified from AOCI			(2)	(44)	(2)	(46)
Net current period Other comprehensive income/(loss)	10		(27)	(50)		(67)
Balance at June 30, 2023	($157)		($51)	($9,409)		($9,617)

Balance at January 1, 2024	($134)	$2	$12	($10,185)		($10,305)
Other comprehensive loss before reclassifications	(24)		(76)	(13)		(113)
Amounts reclassified from AOCI			26		(2)	26
Net current period Other comprehensive loss	(24)		(50)	(13)		(87)
Balance at June 30, 2024	($158)	$2	($38)	($10,198)		($10,392)

Balance at March 31, 2023	($151)		($11)	($9,388)		($9,550)
Other comprehensive (loss)/income before reclassifications	(6)		(43)	1		(48)
Amounts reclassified from AOCI			3	(22)	(2)	(19)
Net current period Other comprehensive loss	(6)		(40)	(21)		(67)
Balance at June 30, 2023	($157)		($51)	($9,409)		($9,617)

Balance at March 31, 2024	($169)	$2	($46)	($10,199)		($10,412)
Other comprehensive income/(loss) before reclassifications	11		(11)	1		1
Amounts reclassified from AOCI			19		(2)	19
Net current period Other comprehensive income	11		8	1		20
Balance at June 30, 2024	($158)	$2	($38)	($10,198)		($10,392)
(1)     Net of tax.
(2)    Primarily relates to the amortization of prior service credits and actuarial losses/(gains) included in net periodic benefit cost for the six and three months ended June 30, 2024 totaling $0 and $0 (net of tax of $0 and $0), and ($44) and ($22) (net of tax of $13 and $7) for the same periods in prior year.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	$4,524	$4,120	$48	$85	($89)	($63)
Commodity contracts	449	514	74	83	(5)	(8)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	253	254	3	1	(20)	(32)
Commodity contracts	63	115				(2)
Total derivatives	$5,289	$5,003	$125	$169	($114)	($105)
Netting arrangements			(47)	(47)	47	47
Net recorded balance			$78	$122	($67)	($58)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
(Losses)/gains associated with our hedging transactions and forward points recognized in Other comprehensive (loss)/income are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Recognized in Other comprehensive (loss)/income, net of taxes:
Foreign exchange contracts	($75)	$11	($18)	$1
Commodity contracts	(1)	(36)	7	(44)
(Losses)/gains associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Foreign exchange contracts
Costs and expenses	($12)	(6)	($5)	($4)
General and administrative expense	(13)	(23)	(9)	(12)
Commodity contracts
Costs and expenses	(12)	27	(12)	$10
General and administrative expense	3	5	$1	3
Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the six and three months ended June 30, 2024 and 2023.

Based on our portfolio of cash flow hedges, we expect to reclassify losses of $37 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facilities, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at June 30, 2024 was $11. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At June 30, 2024, there was no collateral posted related to our derivatives.
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

	June 30, 2024			December 31, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,101	$2,101		$1,514	$1,514
Available-for-sale debt investments:
Commercial paper	251		$251	291		$291
Corporate notes	247		247	183		183
U.S. and local government agencies	17		17	25		25
Other equity investments	57	57		44	44
Derivatives	78		78	122		122
Total assets	$2,751	$2,158	$593	$2,179	$1,558	$621
Liabilities
Derivatives	($67)		($67)	($58)		($58)
Other	(17)		(17)
Total liabilities	($84)		($84)	($58)		($58)
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

Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value of the related assets as of the impairment date:

	2024		2023
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($17)		($11)
Operating lease equipment	$15	(5)
Property, plant and equipment		(9)
Other assets		(3)		(1)
Total	$15	($34)		($12)
Level 3 Investments and Other assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. Level 2 Property, plant and equipment were valued based on a third-party valuation using a combination of income and market approaches and adjusted for as-is condition. These approaches considered estimates of net operating income, capitalization rates, and/or comparable property sales. Level 3 operating lease equipment is valued by calculating a median collateral value from a consistent group of third-party aircraft value publications. The values provided by the third-party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third-party publications, or on the expected net sales price for the aircraft.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the period ended June 30, 2024, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique	Unobservable Input	Range Median or Average
Operating lease equipment	$15	Market approach	Aircraft value publications	$21 - $27(1) Median $23
			Aircraft condition adjustments	($8) - $0(2) Net ($8)
(1)The range represents the sum of the highest and lowest values for all aircraft subject to fair value measurement, according to the third-party aircraft valuation publications that we use in our valuation process.
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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2024
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$760	$778		$766	$12
Liabilities
Debt, excluding finance lease obligations	(57,669)	(53,642)		(53,642)

	December 31, 2023
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$257	$270		$270
Liabilities
Debt, excluding finance lease obligations	(52,055)	(51,039)		(51,039)
The fair value of notes receivables classified as Level 2 is estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of notes receivables classified as Level 3 is based on our best estimate using available counterparty financial data. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2024 and December 31, 2023. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

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
Multiple legal actions and inquiries were initiated as a result of the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. On January 7, 2021, we entered into a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice (the Department) relating to the Department’s investigation into us regarding the evaluation of the 737 MAX by the Federal Aviation Administration (the Investigation). Among other obligations, the DPA includes a three-year reporting period, which ended earlier this year. On May 14, 2024, the Department notified us of its determination that we did not fulfill our obligations under the DPA and that the Department would not move to dismiss the information. On July 24, 2024, we and the Department filed a plea agreement with the U.S. District Court for the Northern District of Texas (the Court) to resolve the Investigation. If approved by the Court, under the terms of the agreement, Boeing would agree to plead guilty to the charge that was the basis for the DPA; would pay an additional fine of $244; would commit to invest at least $455 in compliance, quality and safety programs over a three-year period; and would agree to the appointment of an independent compliance monitor for three years. We are actively engaging with the U.S. Department of Defense regarding potential impacts on our business with the U.S. government and are assessing other related risks.
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
During 2019, we entered into agreements with Embraer S.A. (Embraer) to establish joint ventures that included the commercial aircraft and services operations of Embraer, of which we were expected to acquire an 80 percent ownership stake for $4,200, as well as a joint venture to promote and develop new markets for the C-390 Millennium. In 2020, we exercised our contractual right to terminate these agreements based on Embraer’s failure to meet certain required closing conditions. Embraer has disputed our right to terminate the agreements, and the dispute is currently in arbitration, which we currently expect to be resolved in the third quarter of 2024.
Note 19 – Segment and Revenue Information
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
BCA revenues by customer location consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Revenue from contracts with customers:
Europe	$1,547	$3,393	$777	$2,038
Asia	4,393	2,355	2,280	1,549
Middle East	1,174	1,466	406	750
Other non-U.S.	754	1,082	344	729
Total non-U.S. revenues	7,868	8,296	3,807	5,066
United States	3,158	7,175	2,173	3,740
Estimated potential concessions and other considerations to 737 MAX customers, net of insurance recoveries	(443)	26		26
Total revenues from contracts with customers	10,583	15,497	5,980	8,832
Intersegment revenues eliminated on consolidation	73	47	23	8
Total segment revenues	$10,656	$15,544	$6,003	$8,840

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	99%	99%	99%	99%

BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Revenue from contracts with customers:
U.S. customers	$9,963	$10,338	$4,519	$5,028
Non-U.S. customers(1)	3,008	2,368	1,502	1,139
Total segment revenue from contracts with customers	$12,971	$12,706	$6,021	$6,167

Revenue recognized over time	99%	99%	99%	99%

Revenue recognized on fixed-price contracts	55%	59%	52%	57%

Revenue from the U.S. government(1)	90%	90%	89%	90%
(1)Includes revenues earned from foreign military sales through the U.S. government.
BGS revenues consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Revenue from contracts with customers:
Commercial	$5,900	$5,419	$2,900	$2,703
Government	3,829	3,874	1,895	1,948
Total revenues from contracts with customers	9,729	9,293	4,795	4,651
Intersegment revenues eliminated on consolidation	205	173	94	95
Total segment revenues	$9,934	$9,466	$4,889	$4,746

Revenue recognized at a point in time	53%	51%	53%	51%

Revenue recognized on fixed-price contracts	87%	87%	87%	87%

Revenue from the U.S. government(1)	28%	31%	27%	31%
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
Our backlog at June 30, 2024 was $515,874. We expect approximately 24% to be converted to revenue through 2025 and approximately 69% through 2028, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue. We may experience reductions to backlog and/or significant order cancellations due to production disruptions, and/or further delays to entry into service of the 777X, 737-7 and/or 737-10.

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

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Share-based plans	$53	($38)	$43	$14
Deferred compensation	(49)	(96)	(19)	(42)
Amortization of previously capitalized interest	(46)	(47)	(23)	(24)
Research and development expense, net	(188)	(149)	(99)	(73)
Eliminations and other unallocated items	(716)	(466)	(536)	(211)
Unallocated items, eliminations and other	($946)	($796)	($634)	($336)
Eliminations and other unallocated items for the six and three months ended June 30, 2024 includes an earnings charge of $244 that reflects a fine that would be paid if an agreement with the U.S. Department of Justice is approved by the federal district court. For additional discussion, see Note 18 to our Condensed Consolidated Financial Statements.
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

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Pension FAS/CAS service cost adjustment	$460	$445	$230	$222
Postretirement FAS/CAS service cost adjustment	144	137	72	69
FAS/CAS service cost adjustment	$604	$582	$302	$291

Assets
Segment assets are summarized in the table below:

	June 30 2024	December 31 2023
Commercial Airplanes	$83,478	$77,047
Defense, Space & Security	16,239	14,921
Global Services	16,473	16,193
Unallocated items, eliminations and other	26,530	28,851
Total	$142,720	$137,012
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
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2024, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Chicago, Illinois
July 31, 2024

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates” and other similar words or expressions, or the negative thereof, generally can be used to help identify these forward-looking statements. Examples of forward-looking statements include statements relating to our future financial condition and operating results, as well as any other statement that does not directly relate to any historical or current fact.

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

(4)	our pending acquisition of Spirit AeroSystems Holdings, Inc. (Spirit), including the satisfaction of closing conditions in the expected timeframe or at all;

(5)	changing budget and appropriation levels and acquisition priorities of the U.S. government, as well as significant delays in U.S. government appropriations;

(6)	our dependence on our subcontractors and suppliers, as well as the availability of highly skilled labor and raw materials;

(7)	work stoppages or other labor disruptions;

(8)	competition within our markets;

(9)	our non-U.S. operations and sales to non-U.S. customers;

(10)	changes in accounting estimates;

(11)
realizing the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures, including anticipated synergies and quality improvements related to our pending acquisition of Spirit;

(12)	our dependence on U.S. government contracts;

(13)	our reliance on fixed-price contracts;

(14)	our reliance on cost-type contracts;

(15)	contracts that include in-orbit incentive payments;

(16)	unauthorized access to our, our customers’ and/or our suppliers' information and systems;

(17)	potential business disruptions, including threats to physical security or our information technology systems, extreme weather (including effects of climate change) or other acts of nature, and pandemics or other public health crises;

(18)	potential adverse developments in new or pending litigation and/or government inquiries or investigations;

(19)	potential environmental liabilities;

(20)	effects of climate change and legal, regulatory or market responses to such change;

(21)	credit rating agency actions and changes in our ability to obtain debt financing on commercially reasonable terms, at competitive rates and in sufficient amounts;

(22)	substantial pension and other postretirement benefit obligations;

(23)	the adequacy of our insurance coverage; and

(24)	customer and aircraft concentration in our customer financing portfolio.

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
The Alaska Airlines accident and the resulting actions we are taking, including slowing production, to improve compliance with our manufacturing quality control requirements have significantly impacted our financial position, results of operations and cash flows during the first half of 2024.
Consolidated Results of Operations and Financial Condition
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Revenues	$33,435	$37,672	$16,866	$19,751

GAAP
Loss from operations	($1,176)	($248)	($1,090)	($99)
Operating margins	(3.5)%	(0.7)%	(6.5)%	(0.5)%
Effective income tax rate	5.2%	35.9%	5.0%	62.8%
Net loss attributable to Boeing Shareholders	($1,782)	($563)	($1,439)	($149)
Diluted loss per share	($2.90)	($0.93)	($2.33)	($0.25)

Non-GAAP (1)
Core operating loss	($1,780)	($830)	($1,392)	($390)
Core operating margins	(5.3)%	(2.2)%	(8.3)%	(2.0)%
Core loss per share	($4.04)	($2.08)	($2.90)	($0.82)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 51-52 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Commercial Airplanes	$10,656	$15,544	$6,003	$8,840
Defense, Space & Security	12,971	12,706	6,021	6,167
Global Services	9,934	9,466	4,889	4,746
Unallocated items, eliminations and other	(126)	(44)	(47)	(2)
Total	$33,435	$37,672	$16,866	$19,751
Revenues for the six months ended June 30, 2024, decreased by $4,237 million compared with the same period in 2023 driven by lower revenues at Commercial Airplanes (BCA), partially offset by higher revenues at Global Services (BGS) and Defense, Space & Security (BDS). BCA revenues decreased by $4,888 million primarily driven by lower 737 and 787 deliveries and 737-9 customer considerations related to the January 2024 grounding. BGS revenues increased by $468 million primarily due to higher commercial services revenue, partially offset by lower government services revenue. BDS revenues increased by $265 million primarily due to higher volume on weapons and proprietary programs, partially offset by higher net unfavorable cumulative catch-up adjustments on major fixed-price development programs.
Revenues for the three months ended June 30, 2024, decreased by $2,885 million compared with the same period in 2023 driven by lower revenues at BCA and BDS, partially offset by higher revenues at BGS. BCA revenues decreased by $2,837 million primarily driven by lower 787 and 737 deliveries. BDS revenues decreased by $146 million compared with the same period in 2023 primarily driven by higher unfavorable cumulative contract catch-up adjustments on certain major fixed-price development programs, partially offset by increased volume on weapons and proprietary programs. BGS revenues increased by $143 million primarily due to higher commercial services revenue, partially offset by lower government services revenue.
Revenues will continue to be significantly impacted until the global supply chain stabilizes, labor instability diminishes, and deliveries ramp up.
Loss from Operations
The following table summarizes Loss from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Commercial Airplanes	($1,858)	($998)	($715)	($383)
Defense, Space & Security	(762)	(739)	(913)	(527)
Global Services	1,786	1,703	870	856
Segment operating loss	(834)	(34)	(758)	(54)
Unallocated items, eliminations and other	(946)	(796)	(634)	(336)
Pension FAS/CAS service cost adjustment	460	445	230	222
Postretirement FAS/CAS service cost adjustment	144	137	72	69
Loss from operations (GAAP)	($1,176)	($248)	($1,090)	($99)
FAS/CAS service cost adjustment *	(604)	(582)	(302)	(291)
Core operating loss (Non-GAAP) **	($1,780)	($830)	($1,392)	($390)
*    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.

**    Core operating loss is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 51-52.
Loss from operations for the six months ended June 30, 2024, increased by $928 million compared with the same period in 2023. BCA loss from operations increased by $860 million reflecting lower deliveries, lower margins driven by production disruption, and 737-9 customer considerations related to the January 2024 grounding, partially offset by lower abnormal production costs. BDS loss from operations increased by $23 million compared to the same period in 2023 primarily due to higher charges in 2024 on certain major fixed-price development programs, partially offset by volume growth in 2024 and lower unfavorable cumulative contract catch-up adjustments on other programs. BGS earnings from operations increased by $83 million primarily due to higher commercial services revenue, partially offset by lower government services revenue. Loss from operations on Unallocated items, eliminations and other increased by $150 million compared with the same period in 2023 primarily due to an increase in eliminations and other unallocated items, partially offset by a decrease in share-based plans expense.
Loss from operations for the three months ended June 30, 2024, increased by $991 million compared with the same period in 2023. BDS loss from operations increased by $386 million compared to the same period in 2023 primarily due to an increase in unfavorable cumulative contract catch-up adjustments driven by higher charges in 2024 on certain major fixed-price development programs. BCA loss from operations increased by $332 million reflecting lower deliveries and lower margins driven by production disruption, partially offset by lower abnormal production costs. BGS earnings from operations increased by $14 million primarily due to higher commercial services revenue, partially offset by lower government services revenue. Loss from operations on Unallocated items, eliminations and other increased by $298 million compared with the same period in 2023 primarily due to an increase in eliminations and other unallocated items.
Core operating loss for the six and three months ended June 30, 2024, increased by $950 million and $1,002 million compared with the same periods in 2023, primarily due to changes in Loss from operations as described above.
For information related to Postretirement Plans, see Note 13 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other (expense)/income are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Share-based plans	$53	($38)	$43	$14
Deferred compensation	(49)	(96)	(19)	(42)
Amortization of previously capitalized interest	(46)	(47)	(23)	(24)
Research and development expense, net	(188)	(149)	(99)	(73)
Eliminations and other unallocated items	(716)	(466)	(536)	(211)
Unallocated items, eliminations and other	($946)	($796)	($634)	($336)
Share-based plans income for the six and three months ended June 30, 2024, was $53 million and $43 million compared to share-based plans expense of $38 million and income of $14 million for the same periods in 2023. The increase in share-based plans income for the six and three months ended June 30, 2024 compared with the same periods in 2023 was primarily due to fewer outstanding share-based awards in 2024.

Deferred compensation expense for the six months ended June 30, 2024, decreased by $47 million compared with the same period in 2023 primarily driven by changes in our stock price. Deferred compensation expense for the three months ended June 30, 2024, decreased by $23 million compared with the same period in 2023 primarily driven by changes in broad stock market conditions.
Research and development expense for the six and three months ended June 30, 2024, increased by $39 million and $26 million compared with the same periods in 2023 due to higher spending on enterprise product development.
Eliminations and other unallocated items expense for the six and three months ended June 30, 2024, includes an earnings charge of $244 million that reflects a fine that would be paid if an agreement with the U.S. Department of Justice is approved by the federal district court. For additional discussion, see Note 18 to our Condensed Consolidated Financial Statements.
Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Loss from operations	($1,176)	($248)	($1,090)	($99)
Other income, net	525	622	248	320
Interest and debt expense	(1,242)	(1,270)	(673)	(621)
Loss before income taxes	(1,893)	(896)	(1,515)	(400)
Income tax benefit	99	322	76	251
Net loss from continuing operations	(1,794)	(574)	(1,439)	(149)
Less: net loss attributable to noncontrolling interest	(12)	(11)
Net loss attributable to Boeing Shareholders	($1,782)	($563)	($1,439)	($149)
Other income, net for the six and three months ended June 30, 2024, decreased by $97 million and $72 million compared with the same periods in 2023 primarily due to a decrease in interest income on short-term investments and non-operating pension income. For information on changes related to non-operating pension and postretirement expenses, see Note 13 to our Condensed Consolidated Financial Statements.
Interest and debt expense for the six and three months ended June 30, 2024, decreased by $28 million and increased by $52 million compared with the same periods in the prior year.
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
The following table summarizes cost of sales:

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2024	2023	Change	2024	2023	Change
Cost of sales	$30,330	$33,810	($3,480)	$15,637	$17,812	($2,175)
Cost of sales as a % of Revenues	90.7%	89.7%	1.0%	92.7%	90.2%	2.5%
Cost of sales for the six months ended June 30, 2024, decreased by $3,480 million, or 10%, compared with the same period in 2023, primarily due to lower revenues at BCA. Cost of sales as a percentage of Revenues remained largely unchanged during the six months ended June 30, 2024, compared with the same period in 2023.
Cost of sales for the three months ended June 30, 2024, decreased by $2,175 million, or 12%, compared with the same period in 2023, primarily due to lower revenues at BCA. Cost of sales as a percentage of Revenues increased during the three months ended June 30, 2024, compared with the same period in 2023 primarily due to higher charges on BDS fixed-price development programs and lower margins at BCA.
Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Commercial Airplanes	$1,073	$915	$555	$471
Defense, Space & Security	494	420	259	225
Global Services	67	54	41	28
Other	188	149	99	73
Total	$1,822	$1,538	$954	$797
Research and development expense increased by $284 million and $157 million during the six and three months ended June 30, 2024, compared to the same periods in 2023. The increase in expense was primarily due to higher spending on the 777X program at BCA.
Backlog

(Dollars in millions)	June 30 2024	December 31 2023
Commercial Airplanes	$436,574	$440,507
Defense, Space & Security	59,055	59,012
Global Services	19,487	19,869
Unallocated items, eliminations and other	758	807
Total Backlog	$515,874	$520,195

Contractual backlog	$495,358	$497,094
Unobligated backlog	20,516	23,101
Total Backlog	$515,874	$520,195

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the six months ended June 30, 2024, was primarily due to a decrease in BCA backlog. We may experience reductions to backlog and/or significant order cancellations due to production disruptions and/or further delays to entry into service of the 777X, 737-7 and/or 737-10.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Unobligated backlog was largely unchanged during the six months ended June 30, 2024.
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
Supply Chain We and our suppliers are experiencing supply chain disruptions as a result of global supply chain constraints and labor instability. We and our suppliers are also experiencing inflationary pressures. We continue to monitor quality and safety as well as the health and stability of the supply chain. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows.
The current conflict in Israel and the Gaza Strip has the potential to impact certain of our suppliers, and has impacted some operations for our airline and lessor customers. We are closely monitoring developments, supporting our employees and customers, and will take mitigating actions as appropriate.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Revenues	$10,656	$15,544	$6,003	$8,840
Loss from operations	($1,858)	($998)	($715)	($383)
Operating margins	(17.4)%	(6.4)%	(11.9)%	(4.3)%
Revenues
BCA revenues decreased by $4,888 million for the six months ended June 30, 2024, compared with the same period in 2023 driven by lower 737 and 787 deliveries and 737-9 customer considerations related to the January 2024 grounding. BCA revenues decreased by $2,837 million for the three months ended June 30, 2024, compared with the same period in 2023 driven by lower 787 and 737 deliveries.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first six months of 2024	137	(2)		9	(5)	7	22	175
Deliveries during the first six months of 2023	216	(5)	1	9	(1)	9	31	266
Deliveries during the second quarter of 2024	70	(1)		6	(3)	7	9	92
Deliveries during the second quarter of 2023	103	(3)		8	(1)	5	20	136
Cumulative deliveries as of 6/30/2024	8,665		1,573	1,312		1,734	1,132
Cumulative deliveries as of 12/31/2023	8,528		1,573	1,303		1,727	1,110
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $1,858 million for the six months ended June 30, 2024, compared with $998 million in the same period in 2023 reflecting lower deliveries, lower margins driven by production disruption, and 737-9 customer considerations related to the January 2024 grounding, partially offset by lower abnormal production costs. BCA loss from operations was $715 million for the three months ended June 30, 2024, compared with $383 million in the same period in 2023 reflecting lower deliveries and lower margins driven by production disruption, partially offset by lower abnormal production costs.
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

BCA total backlog decreased from $440,507 million as of December 31, 2023, to $436,574 million at June 30, 2024 reflecting an increase in the value of existing orders that, in our assessment, do not meet the accounting requirements of ASC 606 for inclusion in backlog and cancellations, partially offset by new orders in excess of deliveries. Aircraft order cancellations during the six months ended June 30, 2024 totaled $2,400 million and primarily relate to 737 aircraft. Net ASC 606 adjustments during the six months ended June 30, 2024 totaled $4,784 million and primarily related to 737 aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. We may experience reductions to backlog and/or significant order cancellations due to production disruptions and/or further delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Program
As of 6/30/2024	737		767	777	†	777X	787	†
Program accounting quantities	11,600		1,279	1,790		500	1,700
Undelivered units under firm orders	4,173	*	95	51	(2)	442	716	(8)
Cumulative firm orders	12,838		1,407	1,785		442	1,848

As of 12/31/2023	737		767	777		777X	787	†
Program accounting quantities	11,600		1,279	1,790		500	1,700
Undelivered units under firm orders	4,332		104	48		416	726	(8)
Cumulative firm orders	12,860		1,407	1,775		416	1,836
† Customer financing aircraft orders are identified in parentheses.
*Approximate undelivered orders by minor model: 737-7 (7%), 737-8 (65%), 737-9 (5%) and 737-10 (23%).
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
The FAA communicated its findings from the 737-9 Production Audit of Boeing and Spirit AeroSystems Holdings, Inc. (Spirit) on February 28, 2024. The FAA found multiple instances where the companies failed to comply with manufacturing quality control requirements and provided 90 days from March 1, 2024, to submit a corrective action plan. On May 30, 2024, we submitted our safety and quality plan to address the issues identified by the FAA.
Our planned production rates are dependent on our suppliers' ability to support our operations and our ability to meet heightened quality control requirements. Prior to the Alaska Airlines accident, we were operating at a production rate of 38 per month. During the first half of 2024, as part of our plan to address the issues identified, we slowed production rates and delayed planned production rate increases to reduce traveled work in our factory, as well as at our suppliers. During the first quarter of 2024, we began conducting fuselage inspections at Spirit to improve quality prior to shipment to Boeing. In the second quarter of 2024, production rates gradually increased as we implemented new processes as part of our safety and quality plan. We are working to return to 38 per month by the end of 2024.
As of June 30, 2024, we had approximately 90 737-8 aircraft in inventory that were produced prior to 2023, including approximately 65 aircraft for customers in China. We expect to deliver most of the aircraft in inventory by the end of 2024.
We are following the lead of the FAA as we work through the certification process of the 737-7 and 737-10 models. During the first quarter of 2024, the program completed the first phase of FAA certification flight testing for the 737-10. As of June 30, 2024, we had approximately 35 737-7 and 737-10 aircraft in inventory. We are planning to incorporate engineering solutions to the de-icing systems on the 737-7 and 737-10 prior to certification, which has delayed certification and first deliveries.
The production slow-down and certification delays had an adverse impact on our financial position, results of operations and cash flows during the first half of 2024. This is expected to continue until production rates recover. In the event that we are unable to deliver aircraft and/or increase future production rates consistent with our assumptions, our financial position, results of operations and cash flows will continue to be adversely affected.
See further discussion of the 737 MAX in Note 10 and Note 18 to our Condensed Consolidated Financial Statements.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. The commercial program has near break-even gross margins. We are currently at a production rate of approximately 3 aircraft per month. We are continuing to experience factory disruption, including supply chain delays and quality issues. We have slowed production in 2024 to reduce traveled work in our factory and enable supply chain recovery, resulting in higher near-term production costs. See further discussion of the KC-46A Tanker program in Note 10 to our Condensed Consolidated Financial Statements.
777 and 777X Programs We are currently at a combined production rate of 4 per month for the 777/777X programs. In the fourth quarter of 2023, the 777X program resumed production. The programs are experiencing factory disruption including supply chain delays and challenges associated with the resumption of 777X production.
We are following the lead of the FAA as we work through the certification process. In July 2024, we obtained approval from the FAA to begin the first phase of FAA certification flight testing. We expect the first delivery of the 777-9 to occur in 2025 and the 777-8 freighter to occur in 2027. First delivery of the 777-8 passenger aircraft is not expected to occur before 2030.
The 777X program had near break-even gross margins at June 30, 2024. The level of profitability on the 777X program will be subject to a number of factors. These factors include aircraft certification requirements and timing, change incorporation on completed aircraft, production disruption due to labor instability and supply chain disruption, customer delivery timing and negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and contraction of the accounting quantity. One or more of these factors could result in reach-forward losses in future periods.

787 Program In the first half of 2024, we slowed production to below 5 per month primarily reflecting supply chain constraints and production issues. Delays associated with business class seats are also adversely impacting 2024 deliveries. As of June 30, 2024, we had approximately 35 aircraft in inventory that were produced prior to 2023 and required rework which we expect to complete by the end of 2024. The inspections and rework costs on inventoried aircraft are accounted for as abnormal production costs, and we expensed $157 million in the six months ended June 30, 2024.
Additional Considerations
On June 30, 2024, we entered into an agreement to acquire Spirit. See Note 2 to our Condensed Consolidated Financial Statements
We are currently in contract negotiations with the International Association of Machinists and Aerospace Workers District 751 (IAM 751). IAM 751 represents over 30,000 Boeing manufacturing employees primarily located in Washington state. The current contract will expire on September 12, 2024. If we are unable to successfully negotiate a new contract with IAM 751 and/or experience work stoppages or other disruptions, our financial position, results of operations and cash flows could be adversely impacted.
Defense, Space & Security
Overview
The Consolidated Appropriations Act, 2024, and the Further Consolidated Appropriations Act, 2024, enacted in March 2024, provided fiscal year 2024 appropriations for government departments and agencies, including $844 billion for the U.S. Department of Defense (U.S. DoD) and $25 billion for the National Aeronautics and Space Administration (NASA). They included funding for Boeing’s major programs, including P-8, CH-47 Chinook, F-15, KC-46A Tanker, AH-64 Apache, V-22 Osprey, and Space Launch System.
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
The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At June 30, 2024, 31% of BDS backlog was attributable to non-U.S. customers.

Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Revenues	$12,971	$12,706	$6,021	$6,167
Loss from operations	($762)	($739)	($913)	($527)
Operating margins	(5.9)%	(5.8)%	(15.2)%	(8.5%)
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
Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
F/A-18 Models	4	13	3	6
F-15 Models	7	6	6	4
CH-47 Chinook (New)	2	7	1	2
CH-47 Chinook (Remanufactured)	5	4	4	3
AH-64 Apache (New)	3	12	3	5
AH-64 Apache (Remanufactured)	13	29	7	16
P-8 Models	3	5	2	2
KC-46 Tanker	5	1	2
Commercial Satellites		3
Total	42	80	28	38
Revenues
BDS revenues for the six months ended June 30, 2024 increased by $265 million compared with the same period in 2023. The increase reflects higher volume on weapons and proprietary programs, partially offset by higher net unfavorable cumulative catch-up adjustments on major fixed-price development programs. Net unfavorable cumulative contract catch-up adjustments for the six months ended June 30, 2024 were $118 million higher than the prior year comparable period.
BDS revenues for the three months ended June 30, 2024 decreased by $146 million compared with the same period in 2023. Unfavorable cumulative contract catch-up adjustments were $222 million higher than the comparable period in the prior year largely due to charges on certain major fixed-price development programs. This was partially offset by increased volume on weapons and proprietary programs.
Loss From Operations
BDS loss from operations was $762 million for the six months ended June 30, 2024, compared with $739 million in the same period in 2023. Net unfavorable cumulative contract catch-up adjustments were $282 million higher than the comparable period in the prior year. Higher charges in 2024 on major fixed-price development programs of $438 million were partially offset by volume growth in 2024 and lower unfavorable cumulative contract catch-up adjustments on other programs. During the first half of 2024, losses incurred on the five major fixed-price development programs totaled $1,266 million, including

KC-46A Tanker $519 million, T-7A Red Hawk $372 million, VC-25B $250 million, and Commercial Crew $125 million. During the first half of 2023, losses incurred on development programs totaled $828 million, including Commercial Crew $288 million, KC-46A Tanker $245 million, T-7A Red Hawk $189 million and MQ-25 $106 million. These higher charges were offset by less unfavorable cumulative contract catch-up adjustments on fighter and satellite programs and higher volume from weapons and proprietary programs. See further discussion of fixed-price contracts in Note 10 to our Condensed Consolidated Financial Statements.
BDS loss from operations was $913 million for the three months ended June 30, 2024, compared with loss from operations of $527 million in the same period in 2023. The year over year increase in losses reflects an increase in unfavorable cumulative contract catch-up adjustments which were $440 million higher than the comparable period in the prior year. During the second quarter of 2024, losses incurred on the five major fixed-price development programs totaled $1,044 million compared with $514 million in the same period in 2023. Earnings in 2023 were adversely impacted by lower margins on several programs including fighters and satellite programs reflecting labor instability, development technical challenges and supply chain disruption.
See further discussion of fixed-price contracts in Note 10 to our Condensed Consolidated Financial Statements.
BDS loss from operations includes our share of earnings from equity method investments of $95 million and $20 million for the six and three months ended June 30, 2024, compared with $10 million and $24 million for the same periods in 2023.
Backlog
BDS backlog of $59,055 million at June 30, 2024 compared with $59,012 million as of December 31, 2023, reflects the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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

Global Services
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Revenues	$9,934	$9,466	$4,889	$4,746
Earnings from operations	$1,786	$1,703	$870	$856
Operating margins	18.0%	18.0%	17.8%	18.0%
Revenues
BGS revenues for the six months ended June 30, 2024 increased by $468 million compared with the same period in 2023, primarily due to higher commercial services revenue, partially offset by lower government services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2024 was $65 million higher than the prior year comparable period.
BGS revenues for the three months ended June 30, 2024 increased by $143 million compared with the same period in 2023, primarily due to higher commercial services revenue, partially offset by lower government services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2024 was $55 million worse than the net favorable impact in the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the six months ended June 30, 2024 increased by $83 million compared with the same period in 2023, primarily due to higher commercial services revenue, partially offset by lower government services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2024 was $70 million higher than the prior year comparable period.
BGS earnings from operations for the three months ended June 30, 2024 increased by $14 million compared with the same period in 2023, primarily due to higher commercial services revenue, partially offset by lower government services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2024 was $64 million worse than the net favorable impact in the prior year comparable period.
Backlog
BGS total backlog decreased from $19,869 million at December 31, 2023 to $19,487 million at June 30, 2024, primarily due to revenue recognized on contracts awarded in prior years, partially offset by timing of awards.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2024	2023
Net loss	($1,794)	($574)
Non-cash items	2,039	2,197
Changes in assets and liabilities	(7,530)	934
Net cash (used)/provided by operating activities	(7,285)	2,557
Net cash used by investing activities	(26)	(4,838)
Net cash provided/(used) by financing activities	5,538	(5,093)
Effect of exchange rate changes on cash and cash equivalents	(25)	2
Net decrease in cash & cash equivalents, including restricted	(1,798)	(7,372)
Cash & cash equivalents, including restricted, at beginning of year	12,713	14,647
Cash & cash equivalents, including restricted, at end of period	$10,915	$7,275
Operating Activities Net cash used by operating activities was $7.3 billion during the six months ended June 30, 2024, compared with cash provided of $2.6 billion during the same period in 2023. The $9.9 billion increase in cash used by operating activities was primarily driven by changes in commercial airplane program inventory. Changes in assets and liabilities for the six months ended June 30, 2024, decreased by $8.5 billion compared with the same period in 2023 primarily driven by unfavorable changes in Inventories ($5.7 billion), Accounts payable ($1.1 billion), and Unbilled receivables ($0.6 billion).
The growth in Inventories was primarily driven by lower deliveries on our commercial airplane programs in the first half of 2024 as compared to the same period in 2023. Concessions paid to 737 MAX customers totaled $681 million and $273 million for the six months ended June 30, 2024 and 2023. Reductions in Accounts payable in 2024 were a use of cash while growth in Accounts payable in 2023 was a source of cash. The increase in Unbilled receivables was primarily driven by revenue recognized at BDS in excess of billings.
Payables to suppliers who elected to participate in supply chain financing programs decreased by $0.2 billion during the six months ended June 30, 2024 and increased by $0.1 billion during the six months ended June 30, 2023.
Investing Activities Cash used by investing activities was $26 million during the six months ended June 30, 2024, compared with $4.8 billion during the same period in 2023. The decrease in cash outflows during the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to net proceeds from investments of $1.6 billion in 2024 compared with net contributions to investments of $3.9 billion in 2023. During the six months ended June 30, 2024 and 2023, capital expenditures were $1.0 billion and $0.8 billion. We continue to expect capital expenditures in 2024 to be higher than in 2023.
Financing Activities Cash provided by financing activities was $5.5 billion during the six months ended June 30, 2024, compared with cash used of $5.1 billion during the same period in 2023. During the six months ended June 30, 2024, net borrowings were $5.6 billion compared with net repayments of $5.1 billion during the same period in 2023, primarily due to the $10.0 billion of fixed-rate senior notes issued in the second quarter of 2024.
As of June 30, 2024, the total debt balance was $57.9 billion, up from $52.3 billion at December 31, 2023. At June 30, 2024, $4.8 billion of debt was classified as short-term.
Capital Resources
On June 30, 2024, we entered into an agreement to acquire Spirit in an all-stock transaction at an equity value of approximately $4.7 billion, or $37.25 per share of Spirit Class A Common Stock. The transaction will include the assumption of Spirit's net debt at closing. See Note 2 to our Condensed Consolidated Financial Statements.
We expect to be able to fund our cash requirements through cash and short-term investments and cash provided by operations, as well as continued access to capital markets. At June 30, 2024, we had $10.9 billion of cash, $1.7 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. In the second quarter of 2024, we entered into a $4.0 billion five-year revolving credit agreement expiring in May 2029. Effective May 15, 2024, we terminated the $0.8 billion 364-day revolving credit agreement expiring in August 2024, and the $3.2 billion five-year revolving credit agreement expiring in October 2024, as amended. Our legacy $3.0 billion three-year revolving credit agreement expiring in August 2025 and legacy $3.0 billion five-year revolving credit agreement expiring in August 2028 each remain in effect. We continue to be in full compliance with all covenants contained in our debt and credit facility agreements. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs.
We continue to maintain investment grade credit ratings. During the second quarter of 2024, Moody’s downgraded our long-term and short-term credit ratings to Baa3/P-3 with negative outlook from Baa2/P-2 with negative watch. Our S&P and Fitch credit ratings remained unchanged; however, S&P and Fitch revised our credit outlook to negative from stable. The revisions to our credit ratings and outlook were primarily driven by concern that we will be unable to deliver commercial aircraft at the volumes required to materially expand free cash flow and retire debt in a reasonable timeframe.
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
Any future borrowings may affect our credit ratings and are subject to various debt covenants. At June 30, 2024, we were in compliance with the covenants for our debt and credit facilities. The most restrictive covenants include a limitation on mortgage debt and sale and leaseback transactions as a percentage of consolidated net tangible assets (as defined in the credit agreements), and a limitation on consolidated debt as a percentage of total capital (as defined in the credit agreements). When considering debt covenants, we continue to have substantial borrowing capacity.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $831 million at June 30, 2024. For additional information, see Note 10 to our Condensed Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $460 million and $230 million for the six and three months ended June 30, 2024, compared with benefits of $445 million and $222 million for the same periods in 2023. The higher benefits in 2024 were primarily due to increases in allocated pension cost year over year. The non-operating pension expenses included in Other income, net were benefits of $245 million and $122 million for the six and three months ended June 30, 2024, compared with benefits of $268 million and $134 million for the same periods in 2023. The lower benefits in 2024 were primarily due to lower expected return on plan assets and higher amortization of actuarial losses, partially offset by lower interest cost.
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

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2024	2023	2024	2023
Revenues	$33,435	$37,672	$16,866	$19,751
Loss from operations, as reported	($1,176)	($248)	($1,090)	($99)
Operating margins	(3.5)%	(0.7)%	(6.5)%	(0.5)%

Pension FAS/CAS service cost adjustment(1)	($460)	($445)	($230)	($222)
Postretirement FAS/CAS service cost adjustment(1)	(144)	(137)	(72)	(69)
FAS/CAS service cost adjustment(1)	($604)	($582)	($302)	($291)
Core operating loss (non-GAAP)	($1,780)	($830)	($1,392)	($390)
Core operating margins (non-GAAP)	(5.3)%	(2.2)%	(8.3)%	(2.0)%

Diluted loss per share, as reported	($2.90)	($0.93)	($2.33)	($0.25)
Pension FAS/CAS service cost adjustment(1)	(0.75)	(0.73)	(0.37)	(0.37)
Postretirement FAS/CAS service cost adjustment(1)	(0.23)	(0.23)	(0.12)	(0.11)
Non-operating pension income(2)	(0.40)	(0.45)	(0.20)	(0.22)
Non-operating postretirement income(2)	(0.06)	(0.05)	(0.03)	(0.02)
Provision for deferred income taxes on adjustments(3)	0.30	0.31	0.15	0.15
Core loss per share (non-GAAP)	($4.04)	($2.08)	($2.90)	($0.82)

Weighted average diluted shares (in millions)	614.8	603.9	616.6	605.5
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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2024 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 18 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
The following risks update the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. Please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, for other risks related to our business.
Our pending acquisition of Spirit AeroSystems Holdings, Inc. (Spirit) subjects us to various risks and uncertainties, including risks that we may not complete the acquisition or realize the anticipated benefits in the expected timeframe or at all.
Completion of our acquisition of Spirit is subject to a number of conditions set forth in the Agreement and Plan of Merger among us, Spirit and one of our wholly owned subsidiaries (Merger Agreement). Some of the conditions, such as approval by Spirit’s stockholders, certain regulatory approvals, and the ability of Spirit to enter into definitive agreements relating to the disposition of Spirit operations related to certain Airbus commercial work packages and consummate the related transactions, are beyond our control, which make the completion of our acquisition of Spirit (and the timing thereof) uncertain. In addition, the Merger Agreement contains certain termination rights for both Spirit and Boeing, which if exercised, will also result in the acquisition not being consummated. Furthermore, the governmental authorities from which regulatory approvals related to the acquisition are required may impose burdensome or unacceptable conditions on the completion of the acquisition, require changes to the terms of the Merger Agreement, or prevent or delay the consummation of the acquisition. If the acquisition is not completed, our ongoing business may be adversely affected and we will be subject to a number of risks, including expenditure of time and resources, possible negative reactions from certain stakeholders, and potential market price fluctuations. If we are successful in completing the acquisition, we will be subject to other risks, including those related to the successful integration of Spirit into our business and operations. Difficulties in integrating Spirit may result in the failure to realize anticipated benefits of the acquisition (including anticipated synergies and quality improvements) in the expected timeframe or at all, as well as operational challenges, the diversion of management’s attention from other ongoing business concerns, and unforeseen expenses, which may have an adverse impact on our financial position, results of operations, and cash flows. Any of these events could impact our operations and our financial position, results of operations, and cash flows. For additional information on the acquisition, see Note 2 to our Condensed Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended June 30, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2024 thru 4/30/2024	5,086	$182.39
5/1/2024 thru 5/31/2024	31,905	176.56
6/1/2024 thru 6/30/2024	953	181.48
Total	37,944	$177.47
(1)A total of 37,944 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
During the three months ended June 30, 2024, the Company did not adopt, modify or terminate a “Rule 10b5-1 trading arrangement” as such term is defined under Item 408 of Regulation S-K.

Item 6. Exhibits

1.1
Purchase Agreement, dated April 29, 2024, among The Boeing Company and Citigroup Global Markets Inc., BofA Securities, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the purchasers named therein (Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated April 29, 2024)

2.1
Agreement and Plan of Merger, dated June 30, 2024, by and among Spirit AeroSystems Holdings, Inc., The Boeing Company and Sphere Acquisition Corp. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated July 1, 2024)*

4.1
First Supplemental Indenture, dated as of May 1, 2024 between The Boeing Company and The Bank of New York Mellon, N.A., as successor trustee to JPMorgan Chase Bank, as Trustee (Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 29, 2024)

4.2	Form of Note for the 6.259% Senior Notes due 2027 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 29, 2024)

4.3	Form of Note for the 6.298% Senior Notes due 2029 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 29, 2024)

4.4	Form of Note for the 6.388% Senior Notes due 2031 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 29, 2024)

4.5	Form of Note for the 6.528% Senior Notes due 2034 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 29, 2024)

4.6	Form of Note for the 6.858% Senior Notes due 2054 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 29, 2024)

4.7	Form of Note for the 7.008% Senior Notes due 2064 (included in Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 29, 2024)

4.8
Registration Rights Agreement, dated as of May 1, 2024, among The Boeing Company and Citigroup Global Markets Inc., BofA Securities, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the purchasers named therein (Exhibit 4.8 to the Company’s Current Report on Form 8-K, dated April 29, 2024)

10.1
Five-Year Credit Agreement, dated as of May 15, 2024, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Citibank N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book managers (Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 15, 2024)

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
*Certain schedules have been omitted pursuant to item 601(a)(5) of Regulation S-K. The registrant will provide a copy of omitted schedule to the SEC upon request.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 31, 2024	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller