Form 10-Q
period 2024-09-30
BOEING CO
filed 2024-10-23
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐ No ☒

As of October 16, 2024, there were 618,200,911 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2024

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Sales of products	$41,326	$46,661	$14,534	$15,060
Sales of services	9,949	9,115	3,306	3,044
Total revenues	51,275	55,776	17,840	18,104

Cost of products	(43,384)	(43,140)	(18,413)	(14,464)
Cost of services	(8,293)	(7,609)	(2,934)	(2,475)
Total costs and expenses	(51,677)	(50,749)	(21,347)	(16,939)
	(402)	5,027	(3,507)	1,165
Income/(loss) from operating investments, net	59	45	(15)	28
General and administrative expense	(3,623)	(3,633)	(1,085)	(1,043)
Research and development expense, net	(2,976)	(2,496)	(1,154)	(958)
Gain on dispositions, net	5	1
Loss from operations	(6,937)	(1,056)	(5,761)	(808)
Other income, net	790	919	265	297
Interest and debt expense	(1,970)	(1,859)	(728)	(589)
Loss before income taxes	(8,117)	(1,996)	(6,224)	(1,100)
Income tax benefit/(expense)	149	(216)	50	(538)
Net loss	(7,968)	(2,212)	(6,174)	(1,638)
Less: net loss attributable to noncontrolling interest	(16)	(13)	(4)	(2)
Net loss attributable to Boeing Shareholders	($7,952)	($2,199)	($6,170)	($1,636)

Basic loss per share	($12.91)	($3.64)	($9.97)	($2.70)

Diluted loss per share	($12.91)	($3.64)	($9.97)	($2.70)

Weighted average diluted shares (millions)	616.1	605.0	618.8	607.2
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Net loss	($7,968)	($2,212)	($6,174)	($1,638)
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	30	(29)	54	(39)
Unrealized gain on certain investments, net of tax of $0, $0, $0 and $0	1	1	1	1
Derivative instruments:
Unrealized (losses)/gains arising during period, net of tax of $3, $17, ($19) and $10	(13)	(60)	63	(35)
Reclassification adjustment for losses included in net loss, net of tax of ($7), $0, $1 and ($1)	26	2		4
Total unrealized gain/(loss) on derivative instruments, net of tax	13	(58)	63	(31)
Defined benefit pension plans and other postretirement benefits:
Net actuarial (losses)/gains arising during the period, net of tax of $16, $2, ($1) and $0	(18)	(5)		1
Amortization of actuarial losses/(gains) included in net periodic benefit cost, net of tax of ($30), $1, ($10) and $0	38	(6)	12	(2)
Amortization of prior service credits included in net periodic benefit cost, net of tax of $31, $17, $11 and $5	(38)	(61)	(12)	(21)
Pension and postretirement cost related to our equity method investments, net of tax of ($2), $0, $1 and $0	6		1
Total defined benefit pension plans and other postretirement benefits, net of tax	(12)	(72)	1	(22)
Other comprehensive income/(loss), net of tax	32	(158)	119	(91)
Comprehensive loss, net of tax	(7,936)	(2,370)	(6,055)	(1,729)
Less: Comprehensive loss related to noncontrolling interest	(16)	(13)	(4)	(2)
Comprehensive loss attributable to Boeing Shareholders, net of tax	($7,920)	($2,357)	($6,051)	($1,727)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2024	December 31 2023
Assets
Cash and cash equivalents	$9,961	$12,691
Short-term and other investments	509	3,274
Accounts receivable, net	2,894	2,649
Unbilled receivables, net	9,356	8,317
Current portion of financing receivables, net	457	99
Inventories	83,341	79,741
Other current assets, net	2,918	2,504
Total current assets	109,436	109,275
Financing receivables and operating lease equipment, net	321	860
Property, plant and equipment, net of accumulated depreciation of $22,923 and $22,245	11,236	10,661
Goodwill	8,112	8,093
Acquired intangible assets, net	2,011	2,094
Deferred income taxes	44	59
Investments	1,030	1,035
Other assets, net of accumulated amortization of $1,054 and $1,046	5,505	4,935
Total assets	$137,695	$137,012
Liabilities and equity
Accounts payable	$12,267	$11,964
Accrued liabilities	22,628	22,331
Advances and progress billings	57,931	56,328
Short-term debt and current portion of long-term debt	4,474	5,204
Total current liabilities	97,300	95,827
Deferred income taxes	249	229
Accrued retiree health care	2,121	2,233
Accrued pension plan liability, net	6,097	6,516
Other long-term liabilities	2,314	2,332
Long-term debt	53,176	47,103
Total liabilities	161,257	154,240
Shareholders’ equity:
Common stock, par value $5.00 — 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	10,925	10,309
Treasury stock, at cost — 394,465,404 and 402,746,136 shares	(48,564)	(49,549)
Retained earnings	19,299	27,251
Accumulated other comprehensive loss	(10,273)	(10,305)
Total shareholders’ deficit	(23,552)	(17,233)
Noncontrolling interests	(10)	5
Total equity	(23,562)	(17,228)
Total liabilities and equity	$137,695	$137,012
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2024	2023
Cash flows – operating activities:
Net loss	($7,968)	($2,212)
Adjustments to reconcile net loss to net cash (used)/provided by operating activities:
Non-cash items –
Share-based plans expense	310	548
Treasury shares issued for 401(k) contribution	1,315	1,204
Depreciation and amortization	1,327	1,380
Investment/asset impairment charges, net	48	12
Gain on dispositions, net	(5)	(1)
777X and 767 reach-forward losses	3,006
Other charges and credits, net	270	(25)
Changes in assets and liabilities –
Accounts receivable	(275)	(523)
Unbilled receivables	(1,042)	(547)
Advances and progress billings	1,666	2,963
Inventories	(6,854)	(940)
Other current assets	(26)	707
Accounts payable	122	982
Accrued liabilities	327	(574)
Income taxes receivable, payable and deferred	(282)	73
Other long-term liabilities	(228)	(254)
Pension and other postretirement plans	(736)	(785)
Financing receivables and operating lease equipment, net	258	472
Other	137	99
Net cash (used)/provided by operating activities	(8,630)	2,579
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(1,582)	(1,096)
Proceeds from disposals of property, plant and equipment	46	19
Acquisitions, net of cash acquired	(50)	(19)
Contributions to investments	(1,751)	(14,485)
Proceeds from investments	4,546	10,497
Supplier notes receivable	(494)	(162)
Repayments on supplier notes receivable	40
Purchase of distribution rights	(88)
Other	(14)	5
Net cash provided/(used) by investing activities	653	(5,241)
Cash flows – financing activities:
New borrowings	10,120	55
Debt repayments	(4,824)	(5,181)
Stock options exercised		45

Employee taxes on certain share-based payment arrangements	(73)	(52)
Other	15	2
Net cash provided/(used) by financing activities	5,238	(5,131)
Effect of exchange rate changes on cash and cash equivalents	8	(22)
Net decrease in cash & cash equivalents, including restricted	(2,731)	(7,815)
Cash & cash equivalents, including restricted, at beginning of year	12,713	14,647
Cash & cash equivalents, including restricted, at end of period	9,982	6,832
Less restricted cash & cash equivalents, included in Investments	21	21
Cash and cash equivalents at end of period	$9,961	$6,811
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the nine months ended September 30, 2024 and 2023
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at January 1, 2023	$5,061	$9,947	($50,814)	$29,473	($9,550)	$35	($15,848)
Net loss				(2,199)		(13)	(2,212)
Other comprehensive loss, net of tax of $37					(158)		(158)
Share-based compensation		548					548
Treasury shares issued for stock options exercised, net		(27)	72				45
Treasury shares issued for other share-based plans, net		(82)	63				(19)
Treasury shares issued for 401(k) contribution		497	707				1,204
Subsidiary shares purchased from noncontrolling interests		(267)					(267)
Other changes in noncontrolling interests						(10)	(10)
Balance at September 30, 2023	$5,061	$10,616	($49,972)	$27,274	($9,708)	$12	($16,717)

Balance at January 1, 2024	$5,061	$10,309	($49,549)	$27,251	($10,305)	$5	($17,228)
Net loss				(7,952)		(16)	(7,968)
Other comprehensive income, net of tax of $11					32		32
Share-based compensation		310					310
Treasury shares issued for other share-based plans, net		(129)	105				(24)
Treasury shares issued for 401(k) contribution		435	880				1,315
Other changes in noncontrolling interests						1	1
Balance at September 30, 2024	$5,061	$10,925	($48,564)	$19,299	($10,273)	($10)	($23,562)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended September 30, 2024 and 2023
(Unaudited)

	Boeing shareholders
(Dollars in millions, except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance at July 1, 2023	$5,061	$10,310	($50,181)	$28,910	($9,617)	$24	($15,493)
Net loss				(1,636)		(2)	(1,638)
Other comprehensive loss, net of tax of $14					(91)		(91)
Share-based compensation		167					167
Treasury shares issued for stock options exercised, net		1					1
Treasury shares issued for other share-based plans, net		(9)	14				5
Treasury shares issued for 401(k) contribution		147	195				342
Other changes in noncontrolling interests						(10)	(10)
Balance at September 30, 2023	$5,061	$10,616	($49,972)	$27,274	($9,708)	$12	($16,717)

Balance at July 1, 2024	$5,061	$10,727	($48,841)	$25,469	($10,392)	($6)	($17,982)
Net loss				(6,170)		(4)	(6,174)
Other comprehensive income, net of tax of ($17)					119		119
Share-based compensation		102					102
Treasury shares issued for other share-based plans, net		(7)	18				11
Treasury shares issued for 401(k) contribution		103	259				362
Balance at September 30, 2024	$5,061	$10,925	($48,564)	$19,299	($10,273)	($10)	($23,562)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Revenues:
Commercial Airplanes	$18,099	$23,420	$7,443	$7,876
Defense, Space & Security	18,507	18,187	5,536	5,481
Global Services	14,835	14,278	4,901	4,812
Unallocated items, eliminations and other	(166)	(109)	(40)	(65)
Total revenues	$51,275	$55,776	$17,840	$18,104
Loss from operations:
Commercial Airplanes	($5,879)	($1,676)	($4,021)	($678)
Defense, Space & Security	(3,146)	(1,663)	(2,384)	(924)
Global Services	2,620	2,487	834	784
Segment operating loss	(6,405)	(852)	(5,571)	(818)
Unallocated items, eliminations and other	(1,364)	(1,067)	(418)	(271)
FAS/CAS service cost adjustment	832	863	228	281
Loss from operations	(6,937)	(1,056)	(5,761)	(808)
Other income, net	790	919	265	297
Interest and debt expense	(1,970)	(1,859)	(728)	(589)
Loss before income taxes	(8,117)	(1,996)	(6,224)	(1,100)
Income tax benefit/(expense)	149	(216)	50	(538)
Net loss	(7,968)	(2,212)	(6,174)	(1,638)
Less: net loss attributable to noncontrolling interest	(16)	(13)	(4)	(2)
Net loss attributable to Boeing Shareholders	($7,952)	($2,199)	($6,170)	($1,636)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 19 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts or as otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2024, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2023 Annual Report on Form 10-K. We added a new financial statement line item to the Condensed Consolidated Statements of Cash Flows for cash invested in Supplier notes receivable and reclassified the corresponding amounts in the prior period financial statements to conform to the current period presentation.
Liquidity Matters
During the nine months ended September 30, 2024, net cash used by operating activities was $8.6 billion. The cash outflow was primarily driven by our commercial airplane business. Commercial airplane cash outflows reflect slowed production and deliveries as a result of ongoing safety and quality improvement actions the Company is taking following the Alaska Airlines accident on January 5, 2024, as well as supply chain constraints. Additionally, the ongoing work stoppage initiated on September 13, 2024, by the International Association of Machinists and Aerospace Workers District 751 (IAM 751) has paused production of certain commercial aircraft models (737, 767, 777 and 777X aircraft) as well as production of commercial derivative aircraft for our Defense, Space & Security business (KC-46A Tanker and P-8A Poseidon). The IAM 751 work stoppage is also significantly reducing aircraft deliveries and adversely impacting our financial position, results of operations and cash flows.
At September 30, 2024, cash and short-term investments totaled $10.5 billion. Our total debt balance was $57.7 billion at September 30, 2024, up from $52.3 billion at December 31, 2023. On May 1, 2024, we issued $10 billion of fixed-rate senior notes. At September 30, 2024, we had $10.0 billion of unused borrowing capacity on revolving credit line agreements. On May 15, 2024, we entered into a $4.0 billion five-year revolving credit agreement expiring in May 2029. Our $3.0 billion three-year revolving credit agreement expiring in August 2025 and $3.0 billion five-year revolving credit agreement expiring in August 2028 each remain in effect. We anticipate these credit lines will primarily serve as back-up liquidity to support our general borrowing needs. On October 14, 2024, we entered into a $10.0 billion 364-day supplemental credit agreement (see Note 12 for additional information). We continue to be in full compliance with all covenants contained in our debt and credit facility agreements.
We continue to maintain investment grade credit ratings. Moody’s downgraded our short term and long term credit ratings to Baa3/P-3 in April 2024. Moody's and S&P placed our ratings on review for downgrade in September 2024 and October 2024, respectively. A number of factors could cause us to incur increased borrowing costs and/or to have greater difficulty accessing public and private markets, including further credit rating downgrades. At September 30, 2024, trade payables included $2.7 billion payable to suppliers who have elected to participate in supply chain financing programs compared with $2.9 billion at December 31, 2023. In future quarters, our suppliers' access to supply chain financing could be curtailed or more expensive if our credit ratings are further downgraded.
We are implementing actions to improve liquidity. We instituted temporary furloughs and hiring freezes across the Company for all levels and paused pay increases for executive and management promotions. We are reducing discretionary spending as well as reducing or deferring non-essential capital expenditures. We are also pausing the issuance of the majority of supplier purchase orders on the 737, 767, 777, and 777X programs due to IAM 751's ongoing work stoppage. In addition, on October 11, 2024, we announced that we plan to reduce the size of our total workforce by roughly 10 percent.

Our planned acquisition of Spirit AeroSystems Holdings, Inc. (Spirit) will be an all-stock transaction pursuant to the Agreement and Plan of Merger entered into on June 30, 2024 (see Note 2 for additional information).
Notwithstanding the actions described above to improve liquidity, we expect negative operating cash flows in future quarters until IAM 751 employees return to work, production resumes and deliveries ramp up.
Based on our current best estimates of market demand, planned production rates, timing of cash receipts and expenditures, and our expected ability to successfully implement actions to improve liquidity, we believe it is probable that we will be able to fund our operations for the foreseeable future. We also believe we have the ability to access additional liquidity.
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
Goodwill
We performed our annual goodwill impairment test as of April 1, 2024, using a qualitative assessment. We determined the fair value of each of our reporting units substantially exceeded their respective carrying values. Our Military Aircraft reporting unit within our Defense, Space & Security (BDS) segment had goodwill of $1,295 and a negative carrying value at September 30, 2024.
Long-term Contracts
Substantially all contracts at our BDS segment and certain contracts at our Global Services (BGS) segment are long-term contracts with the U.S. government and other customers that generally extend over several years. Changes in estimated revenues, cost of sales, and the related effect on operating income are recognized using a cumulative catch-up adjustment which recognizes, in the current period, the cumulative effect of the changes on current and prior periods based on a long-term contract’s percentage-of-completion. When the current estimates of total revenues and costs at completion for a long-term contract indicate a loss, a provision for the entire reach-forward loss on the long-term contract is recognized.
The table below reflects the impact of net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts, including the impact to Loss from operations from changes in estimated losses on unexercised options.

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Decrease to Revenue	($1,928)	($1,582)	($963)	($800)
Increase to Loss from operations	($4,322)	($2,600)	($2,622)	($1,252)
Increase to Diluted loss per share	($6.89)	($4.76)	($4.20)	($3.07)
Note 2 – Spirit Acquisition
On June 30, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which we have agreed to acquire Spirit in an all-stock transaction at an equity value of approximately $4,700, or $37.25 per share of Spirit Class A Common Stock. The transaction will include the assumption of Spirit's net debt at closing.

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
The Merger Agreement contains certain termination rights, including that either Boeing or Spirit may terminate the Merger Agreement if, subject to certain limitations, the transaction has not been consummated by March 31, 2025 (subject to three automatic three-month extensions if on each such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived) (the Outside Date). Additionally, Spirit may terminate the Merger Agreement under specified circumstances to accept an unsolicited Superior Proposal (as defined in the Merger Agreement) from a third party, and we may terminate the Merger Agreement if, before Spirit stockholder approval has been obtained, the Spirit Board of Directors changes its recommendation that Spirit’s stockholders adopt the Merger Agreement. In addition, if either party breaches or fails to perform any of its representations, warranties or covenants under the Merger Agreement such that the related conditions to the other party's obligation to consummate the Merger would not be satisfied, and such breach or failure is not curable by the Outside Date or, if curable by the Outside Date, has not been cured within 30 days following notice thereof, such other party may terminate the Merger Agreement.
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
The elements used in the computation of Basic and Diluted loss per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Net loss attributable to Boeing Shareholders	($7,952)	($2,199)	($6,170)	($1,636)
Less: earnings available to participating securities
Net loss available to common shareholders	($7,952)	($2,199)	($6,170)	($1,636)
Basic
Basic weighted average shares outstanding	616.1	605.0	618.8	607.2
Less: participating securities(1)	0.3	0.3	0.2	0.3
Basic weighted average common shares outstanding	615.8	604.7	618.6	606.9
Diluted
Diluted weighted average shares outstanding	616.1	605.0	618.8	607.2
Less: participating securities(1)	0.3	0.3	0.2	0.3
Diluted weighted average common shares outstanding	615.8	604.7	618.6	606.9
Net loss per share:
Basic	($12.91)	($3.64)	($9.97)	($2.70)
Diluted	(12.91)	(3.64)	(9.97)	(2.70)
(1)Participating securities include certain instruments in our deferred compensation plan.
The following table represents potential common shares that were not included in the computation of Diluted loss per share because the effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Performance restricted stock units	0.7		0.7
Restricted stock units	0.7
Stock options	0.8	0.8	0.8	0.7
In addition, potential common shares of 2.9 million and 5.6 million for the nine months ended September 30, 2024 and 2023 and 2.9 million and 6.2 million for the three months ended September 30, 2024 and 2023 were excluded from the computation of Diluted loss per share, because the effect would have been antidilutive as a result of incurring a net loss in those periods.
Note 4 – Income Taxes
We computed our 2024 interim tax provision using an estimated annual effective tax rate of (1.9)%, adjusted for discrete items. Our 2024 estimated annual effective tax rate is primarily driven by taxes on non-U.S. operations. The forecasted 2024 tax provision as estimated at September 30, 2024, remained relatively consistent with that estimated in the second quarter of 2024, despite increased forecasted pre-

tax losses. This resulted in a corresponding change in the annualized effective tax rate during the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2024, was 0.8% and reflects additional tax benefits to adjust prior quarters' results to the annual effective tax rate. The effective tax rates were 1.8% and (10.8)% for the nine months ended September 30, 2024 and 2023.
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
In the third quarter of 2024, we determined that earnings from our non-U.S. subsidiaries are no longer considered to be permanently reinvested. This resulted in a discrete income tax provision of $13 for the three months ended September 30, 2024.
Federal income tax audits have been settled for all years prior to 2021. The Internal Revenue Service is expected to begin the 2021-2023 federal tax audit in the third quarter of 2025. We are also subject to examination in major state and international jurisdictions for the 2010-2023 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 5 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the nine months ended September 30, 2024 and 2023, consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Financing receivables	Other assets	Total
Balance at January 1, 2023	($116)	($23)	($85)	($55)	($88)	($367)
Changes in estimates	(8)	3	15	4	(16)	(2)
Write-offs	27		5			32
Recoveries	4					4
Balance at September 30, 2023	($93)	($20)	($65)	($51)	($104)	($333)

Balance at January 1, 2024	($89)	($19)	($50)	($51)	($122)	($331)
Changes in estimates	(28)	(2)	(2)	41	(66)	(57)
Write-offs	15		11			26
Recoveries	1					1
Balance at September 30, 2024	($101)	($21)	($41)	($10)	($188)	($361)

Note 6 – Inventories
Inventories consisted of the following:

	September 30 2024	December 31 2023
Commercial aircraft programs	$72,101	$68,683
Long-term contracts in progress	164	686
Capitalized precontract costs(1)	981	946
Commercial spare parts, used aircraft, general stock materials and other	10,095	9,426
Total	$83,341	$79,741
(1)Capitalized precontract costs at September 30, 2024 and December 31, 2023, included amounts related to T-7A Red Hawk Production Options, Commercial Crew, and KC-46A Tanker. See Note 10.
Commercial Aircraft Programs
At September 30, 2024 and December 31, 2023, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $8,670 and $6,011 and unamortized tooling and other non-recurring costs of $879 and $792. At September 30, 2024, $9,505 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $44 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At September 30, 2024 and December 31, 2023, commercial aircraft programs inventory included the following amounts related to the 777X program: $3,818 and $4,638 of work in process (including deferred production costs of $552 and $1,792) and $4,255 and $4,063 of unamortized tooling and other non-recurring costs. We expensed abnormal production costs of $442 during the nine months ended September 30, 2023. In the fourth quarter of 2023, the 777X program resumed production, and as a result, there were no abnormal production costs during the nine months ended September 30, 2024. During the third quarter of 2024, we determined that estimated costs to complete the 777X program plus the costs already included in 777X inventory exceed estimated revenues from the program. The resulting reach-forward loss of $2,608 was recorded as a reduction of deferred production costs. The level of profitability on the 777X program will be subject to a number of factors. These factors include aircraft certification requirements and timing, change incorporation on completed aircraft, production disruption due to labor instability (including the ongoing work stoppage) and supply chain disruption, customer delivery timing and negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and contraction of the accounting quantity. One or more of these factors could result in additional reach-forward losses in future periods.
At September 30, 2024 and December 31, 2023, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $12,452 and $12,384, supplier advances of $1,394 and $1,764, and unamortized tooling and other non-recurring costs of $1,402 and $1,480. At September 30, 2024, $11,403 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $2,451 is expected to be recovered from units included in the program accounting quantity that represent expected future orders. We expensed abnormal production costs of $209 and $937 during the nine months ended September 30, 2024 and 2023.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $4,716 and $4,126 at September 30, 2024 and December 31, 2023.

Note 7 – Contracts with Customers
Unbilled receivables increased from $8,317 at December 31, 2023, to $9,356 at September 30, 2024, primarily driven by revenue recognized at BDS in excess of billings.
Advances and progress billings increased from $56,328 at December 31, 2023, to $57,931 at September 30, 2024, primarily driven by advances on orders received at Commercial Airplanes (BCA).
Revenues recognized during the nine months ended September 30, 2024 and 2023, from amounts recorded as Advances and progress billings at the beginning of each year were $11,804 and $11,602. Revenues recognized during the three months ended September 30, 2024 and 2023, from amounts recorded as Advances and progress billings at the beginning of each year were $3,927 and $3,717.
Note 8 – Financing Receivables and Operating Lease Equipment
Financing receivables and operating lease equipment, net consisted of the following:

	September 30 2024	December 31 2023
Financing receivables:
Investment in sales-type leases	$457	$556
Notes	87	102
Total financing receivables	544	658
Less allowance for losses on receivables	10	51
Financing receivables, net	534	607
Operating lease equipment, at cost, less accumulated depreciation of $47 and $70	244	352
Total	$778	$959

Our financing arrangements range in terms from 1 to 8 years, and include $447 of Investment in sales-type leases, net of allowances, that will be repaid in one year or less. Financing arrangements may include options to extend or terminate. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price. At September 30, 2024 and December 31, 2023, $10 and $44 were determined to be uncollectible financing receivables and placed on non-accrual status. The allowance for losses on financing receivables decreased primarily due to cash collections during the nine months ended September 30, 2024.
The components of investment in sales-type leases consisted of the following:

	September 30 2024	December 31 2023
Gross lease payments receivable	$497	$697
Unearned income	(40)	(162)
Net lease payments receivable	457	535
Unguaranteed residual assets		21
Total	$457	$556
Financing interest income recorded for the nine months ended September 30, 2024 and 2023, was $5 and $122. Financing interest income recorded for the three months ended September 30, 2024 and 2023, was $1 and $60.
Our financing receivable balances at September 30, 2024 by internal credit rating category and year of origination consisted of the following:

Rating categories	Current	2023	2022	2021	2020	Prior	Total
BBB	$19	$69	$29	$185	$100	$45	$447
B						87	87
CCC				10			10
Total carrying value of financing receivables	$19	$69	$29	$195	$100	$132	$544
At September 30, 2024, our allowance for losses related to receivables with ratings of CCC, B and BBB. We applied default rates that averaged 100.0%, 0.0% and 0.1%, respectively, to the exposure associated with those receivables.
Financing Receivables Exposure
The majority of our financing receivables and operating lease equipment portfolio is concentrated in the following aircraft models:

	September 30 2024	December 31 2023
717 Aircraft (Accounted for as sales-type leases)	$447	$478
747-8 Aircraft (Primarily accounted for as notes)	97	129
737 Aircraft (Primarily accounted for as operating leases)	47	156
777 Aircraft (Accounted for as operating leases)	187	194
747-400 Aircraft (Accounted for as sales-type leases)		43
Lease income recorded in Sales of services on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and 2023, included $39 and $43 of interest income from sales-type leases and $45 and $45 from operating lease payments. Lease income recorded in Sales of services on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023, included $18 and $14 of interest income from sales-type leases and $13 and $18 from operating lease payments.

Variable lease payments for sales-type leases recognized in interest income for the nine and three months ended September 30, 2024 and 2023, were insignificant. Variable lease payments on operating leases for the nine and three months ended September 30, 2024 and 2023, were insignificant.
Profit at the commencement of sales-type leases was recorded in Sales of services for the nine months ended September 30, 2024 and 2023, in the amount of $9 and $24. Profit at commencement of sales-type leases was recorded in Sales of services for the three months ended September 30, 2024 and 2023, was $5 and $4.
Note 9 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2024	December 31 2023
Time deposits (1)		$2,753
Equity method investments (2)	$952	966
Available-for-sale debt investments (1)	505	499
Equity and other investments	61	69
Restricted cash & cash equivalents (1)(3)	21	22
Total	$1,539	$4,309
(1)Primarily included in Short-term and other investments on our Condensed Consolidated Statements of Financial Position.
(2)Dividends received were $41 and $4 during the nine and three months ended September 30, 2024, and $28 and $23 during the same periods in prior year.
(3)Reflects amounts restricted in support of our workers’ compensation programs and insurance premiums.
Contributions to investments and Proceeds from investments on our Condensed Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during the nine months ended September 30, 2024 and 2023, was $1,298 and $13,964. Cash proceeds from the maturities of time deposits during the nine months ended September 30, 2024 and 2023, were $4,053 and $10,022.
Allowance for losses on available-for-sale debt investments are assessed quarterly. All instruments are considered investment grade, and we have not recognized an allowance for credit losses as of September 30, 2024.
Note 10 – Liabilities, Commitments and Contingencies
737 MAX Customer Concessions and Other Considerations
During the first quarter of 2024, we recorded an earnings charge of $443, net of insurance recoveries, in connection with estimated considerations to customers for disruption related to the Alaska Airlines 737-9 accident and 737-9 grounding. This charge is reflected in the financial statements as a reduction to Sales of products.

The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the nine months ended September 30, 2024 and 2023.

	2024	2023
Beginning balance – January 1	$1,327	$1,864
Reductions for payments made	(767)	(304)
Reductions for concessions and other in-kind considerations	(256)	(55)
Changes in estimates	510	(54)
Ending balance – September 30	$814	$1,451
At September 30, 2024, $92 of the liability balance remains subject to negotiations with customers. The contracted amount includes $171 expected to be paid in cash primarily in 2024, while the remaining amounts are primarily expected to be liquidated by lower customer delivery payments.
Environmental
The following table summarizes changes in environmental remediation liabilities during the nine months ended September 30, 2024 and 2023.

	2024	2023
Beginning balance – January 1	$844	$752
Reductions for payments made, net of recoveries	(67)	(46)
Changes in estimates	98	149
Ending balance – September 30	$875	$855
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2024 and December 31, 2023, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $997 and $1,030.
Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the nine months ended September 30, 2024 and 2023.

	2024	2023
Beginning balance – January 1	$2,448	$2,275
Additions for current year deliveries	67	121
Reductions for payments made	(297)	(258)
Changes in estimates	(27)	285
Ending balance – September 30	$2,191	$2,423
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
Trade-in commitment agreements at September 30, 2024, have expiration dates from 2024 through 2030. At September 30, 2024 and December 31, 2023, total contractual trade-in commitments were $1,325 and $1,415. As of September 30, 2024 and December 31, 2023, we estimated it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $431 and $407 and the fair value of the related trade-in aircraft was $428 and $407.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $17,379 and $17,003 as of September 30, 2024 and December 31, 2023. The estimated earliest potential funding dates for these commitments as of September 30, 2024 are as follows:

Total
October through December 2024	$517
2025	3,162
2026	4,214
2027	3,489
2028	2,272
Thereafter	3,725
Total	$17,379
As of September 30, 2024, $14,053 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $261 to certain joint ventures over the next eight years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $2,912 and $4,548 as of September 30, 2024 and December 31, 2023.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days but may extend up to 12 months. At September 30, 2024 and December 31, 2023, Accounts payable included $2.7 billion and $2.9 billion payable to suppliers who have elected to participate in these programs. See Note 1.
Recoverable Costs on Government Contracts
Our final incurred costs for each year are subject to audit and review for allowability by the U.S. government, which can result in payment demands related to costs they believe should be disallowed.

We work with the U.S. government to assess the merits of claims and where appropriate reserve for amounts disputed. If we are unable to satisfactorily resolve disputed costs, we could be required to record an earnings charge and/or provide refunds to the U.S. government. In addition, we are making certain capital expenditures in anticipation of future contract awards that have risk for impairment if we are not selected.
Fixed-Price Contracts
Long-term contracts that are contracted on a fixed-price basis could result in losses in future periods. Certain of the fixed-price contracts are for the development of new products, services and related technologies. Estimating the cost and time for us and our suppliers to complete these contracts is inherently uncertain due to operational and technical complexities. This uncertainty requires us to make significant judgments and assumptions about future operational and technical performance, and the outcome of customer and/or supplier contractual negotiations. The risk that actual performance, technical or contractual outcomes could be different than those previously assumed creates financial risk that could trigger additional material earnings charges, termination provisions, order cancellations, or other financially significant exposure.
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4 billion program to develop and modify two 747-8 commercial aircraft. During 2023, we increased the reach-forward loss on the contract by $482 driven by engineering changes to support the build and installation process; the resolution of supplier negotiations; and factory performance related to labor instability. During the second quarter of 2024, we increased the reach-forward loss on the contract by $250 primarily driven by higher than anticipated costs due to engineering design changes related to wiring and other structural requirements. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized 10 low rate initial production (LRIP) lots for a total of 139 aircraft. The EMD contract and authorized LRIP lots total approximately $27 billion as of September 30, 2024. The KC-46A Tanker is a derivative of the 767 commercial airplane program with the majority of the manufacturing costs being incurred in the 767 factory and the remaining costs being incurred in the military finishing and delivery centers.
During 2023, we increased the reach-forward loss on the KC-46A Tanker program by $309 primarily resulting from factory disruption and additional rework due to a supplier quality issue. During the first quarter of 2024, we increased the reach-forward loss by $128, primarily due to factory disruption associated with supply chain constraints. During the second quarter of 2024, we increased the reach-forward loss on the contract by $391, primarily reflecting higher than anticipated factory disruption, including supply chain constraints and parts shortages. During the three months ended September 30, 2024, we increased the reach-forward loss on the contract by $661 to reflect higher than anticipated factory disruption, higher estimated supplier costs, the projected impacts of IAM 751 contract negotiations and the ongoing work stoppage, and increased cost allocations primarily resulting from lower commercial airplane production rates. As of September 30, 2024, we had approximately $137 of capitalized precontract costs and $313 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of

$291 in the third quarter of 2018. During 2023, we increased the reach-forward loss by $231 primarily driven by production and flight testing delays as well as higher than anticipated production costs to complete EMD aircraft attributable to factory performance. During the first quarter of 2024, we were awarded a cost-type contract modification totaling $657 for two additional test aircraft plus other scope increases. During the three months ended September 30, 2024, we increased the reach-forward loss by $217 primarily reflecting higher than anticipated production costs to complete EMD aircraft. The initial EMD units are currently progressing through the factory and the increase reflects recent and projected factory performance as well as the higher than anticipated complexity of the production build. We expect the initial units to complete production in 2025 and begin flight testing. We will be initiating final assembly operations at our new facility at Mid-America St. Louis Airport in Mascoutah, Illinois, in early 2025. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. The production portion of the contract includes 11 production lots for aircraft and related services for 346 T-7A Red Hawk aircraft that we believe are probable of being exercised. Four EMD aircraft have been delivered as of September 30, 2024, and the flight testing is ongoing. We expect the first production and support contract option to be exercised in 2025 with the remaining lots expected to be exercised annually thereafter.
During 2023, we increased the reach-forward loss on the T-7A Red Hawk program by $275 primarily reflecting higher estimated production costs. During the first quarter of 2024, we increased the reach-forward loss on the T-7A Red Hawk program by $94 primarily reflecting further increases in estimated production costs. During the second quarter of 2024, we increased the reach-forward loss on the program by $278 primarily driven by higher than anticipated costs to meet certain technical and support requirements, and flight test program inefficiencies and delays. During the three months ended September 30, 2024, we increased the reach-forward loss on the program by $908 primarily to reflect higher estimated supplier costs related to future production lots. The higher estimated supplier costs are based on our updated assessment that previously assumed cost estimates are not projected to be realized in the current environment based on ongoing contracting activity and discussions with suppliers. The revised estimates include priced options or not-to-exceed pricing for contractually committed suppliers and escalated current prices for uncontracted work. We also provisioned for a supplier not fulfilling their contractual requirements for certain production lots. The charge also includes a provision related to certain equipment no longer assumed to be customer-furnished. At September 30, 2024, we had approximately $285 of capitalized precontract costs and $594 of potential termination liabilities to suppliers related to certain long-lead items for the first 4 production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
National Aeronautics and Space Administration has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station (ISS). In the second quarter of 2022, we successfully completed the uncrewed Orbital Flight Test. During 2023, we increased the reach-forward loss by $288 primarily as a result of delaying the Crewed Flight Test (CFT) following notification by a parachute supplier of an issue identified through testing. The CFT launched on June 5, 2024, and docked with the ISS. The Starliner spacecraft had a minimum mission duration of 8 days. Its return to Earth was delayed to allow time to perform further testing of propulsion system anomalies and returned to Earth uncrewed in September 2024. As a result of the CFT delays, during the second quarter of 2024, we increased the reach-forward loss on the program by $125. During the three months ended September 30, 2024, we increased the reach-forward loss on the program by $250 primarily to reflect schedule delays and higher testing and certification costs. At September 30, 2024, we had approximately $240 of capitalized precontract costs and $257 of potential termination liabilities to suppliers related to fixed-price unauthorized future missions. Risk remains that we may record additional losses in future periods.

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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2024	December 31 2023	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Contingent repurchase commitments	$342	$404	$342	$404
Credit guarantees	15	15			$14	$14
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
Note 12 – Debt
On May 1, 2024, we issued $10.0 billion of fixed-rate senior notes consisting of $1.0 billion due May 1, 2027 that bear an annual interest rate of 6.259%, $1.5 billion due May 1, 2029 that bear an annual interest rate of 6.298%, $1.0 billion due May 1, 2031 that bear an annual interest rate of 6.388%, $2.5 billion due May 1, 2034 that bear an annual interest rate of 6.528%, $2.5 billion due May 1, 2054 that bear an annual interest rate of 6.858%, and $1.5 billion due May 1, 2064 that bear an annual interest rate of 7.008%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness.

On May 15, 2024, we entered into a $4.0 billion five-year revolving credit agreement expiring in May 2029. Effective May 15, 2024, we terminated the $0.8 billion 364-day revolving credit agreement expiring in August 2024, and the $3.2 billion five-year revolving credit agreement, as amended, expiring in October 2024. Our $3.0 billion three-year revolving credit agreement expiring in August 2025 and $3.0 billion five-year revolving credit agreement expiring in August 2028 each remain in effect. As of September 30, 2024, we had $10.0 billion available under credit line agreements.
On October 14, 2024, we entered into a $10.0 billion 364-day supplemental credit agreement (Credit Agreement) that allows us to make up to five draws of no less than $2.0 billion per draw. Under the Credit Agreement, we will pay a funding fee of 0.50% of the aggregate principal amount of each advance made under the Credit Agreement. Under the Credit Agreement, we will also pay a duration fee between 0.50% and 1.00% of the aggregate amount of outstanding advances and unused commitments under the Credit Agreement, which shall be payable 90 to 270 days after the closing date, as applicable. Borrowings under the Credit Agreement that are not based on the secured overnight funding rate (“SOFR”) will bear interest at an annual rate equal to the highest of (1) the rate announced publicly by Citibank, from time to time, as its “base” rate, (2) the federal funds rate plus 0.50% and (3) Adjusted Term SOFR (as defined in the Credit Agreement) for a period of one month plus 1.00%, in each case plus between 0.375% and 1.00%, depending on Boeing’s credit rating. Borrowings under the Credit Agreement that are based on SOFR will generally bear interest based on Adjusted Term SOFR (as defined in the Credit Agreement) plus between 1.375% and 2.00%, depending on our credit rating. Commitments under the Credit Agreement are scheduled to terminate 120 days after the date of the Credit Agreement and any outstanding advances mature 364 days after the date of the Credit Agreement. The Credit Agreement contains prepayment events that require the Company to prepay outstanding advances or reduce the commitments if the Company has any debt incurrence, equity issuance or disposition of assets, subject to customary terms and conditions set forth in the Credit Agreement.
We continue to be in full compliance with all covenants contained in our debt and credit facility agreements.

Note 13 – Postretirement Plans
The components of net periodic benefit cost/(income) were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2024	2023	2024	2023
Service cost	$5	$3	$2	$1
Interest cost	1,976	2,115	658	705
Expected return on plan assets	(2,483)	(2,581)	(827)	(861)
Amortization of prior service credits	(61)	(61)	(20)	(20)
Recognized net actuarial loss	200	125	66	42
Net periodic benefit income	($363)	($399)	($121)	($133)

Net periodic benefit cost included in Loss from operations	$5	$3	$2	$1
Net periodic benefit income included in Other income, net	(368)	(402)	(123)	($134)
Net periodic benefit income included in Loss before income taxes	($363)	($399)	($121)	($133)

	Nine months ended September 30		Three months ended September 30
Other Postretirement Plans	2024	2023	2024	2023
Service cost	38	$36	$13	$12
Interest cost	93	111	31	37
Expected return on plan assets	(8)	(6)	(2)	(2)
Amortization of prior service credits	(8)	(17)	(3)	(6)
Recognized net actuarial gain	(132)	(132)	(44)	(44)
Net periodic benefit income	($17)	($8)	($5)	($3)

Net periodic benefit cost included in Loss from operations	35	$47	$12	$16
Net periodic benefit income included in Other income, net	(55)	(44)	(18)	(15)
Net periodic benefit (income)/cost included in Loss before income taxes	($20)	$3	($6)	$1
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

Note 15 – Shareholders' Equity
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the nine and three months ended September 30, 2024 and 2023, were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2023	($167)		($24)	($9,359)		($9,550)
Other comprehensive (loss)/income before reclassifications	(29)	1	(60)	(5)		(93)
Amounts reclassified from AOCI			2	(67)	(2)	(65)
Net current period Other comprehensive (loss)/income	(29)	1	(58)	(72)		(158)
Balance at September 30, 2023	($196)	$1	($82)	($9,431)		($9,708)

Balance at January 1, 2024	($134)	$2	$12	($10,185)		($10,305)
Other comprehensive income/(loss) before reclassifications	30	1	(13)	(12)		6
Amounts reclassified from AOCI			26			26
Net current period Other comprehensive income/(loss)	30	1	13	(12)		32
Balance at September 30, 2024	($104)	$3	$25	($10,197)		($10,273)

Balance at June 30, 2023	($157)		($51)	($9,409)		($9,617)
Other comprehensive (loss)/income before reclassifications	(39)	1	(35)	1		(72)
Amounts reclassified from AOCI			4	(23)	(2)	(19)
Net current period Other comprehensive (loss)/income	(39)	1	(31)	(22)		(91)
Balance at September 30, 2023	($196)	$1	($82)	($9,431)		($9,708)

Balance at June 30, 2024	($158)	$2	($38)	($10,198)		($10,392)
Other comprehensive income before reclassifications	54	1	63	1		119
Amounts reclassified from AOCI
Net current period Other comprehensive income	54	1	63	1		119
Balance at September 30, 2024	($104)	$3	$25	($10,197)		($10,273)
(1)     Net of tax.
(2)    Primarily relates to the amortization of prior service credits and actuarial gains included in net periodic benefit cost for the nine and three months ended September 30, 2023 totaling ($67) and ($23) (net of tax of $18 and $5).
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2024	December 31 2023	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3,838	$4,120	$84	$85	($50)	($63)
Commodity contracts	418	514	75	83	(1)	(8)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	720	254	10	1	(25)	(32)
Commodity contracts	33	115				(2)
Total derivatives	$5,009	$5,003	$169	$169	($76)	($105)
Netting arrangements			(47)	(47)	47	47
Net recorded balance			$122	$122	($29)	($58)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
(Losses)/gains associated with our hedging transactions and forward points recognized in Other comprehensive (loss)/income are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Recognized in Other comprehensive (loss)/income, net of taxes:
Foreign exchange contracts	($18)	($30)	$57	($41)
Commodity contracts	5	(30)	6	6
(Losses)/gains associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Foreign exchange contracts
Costs and expenses	($19)	($11)	($7)	($5)
General and administrative expense	(13)	(21)		2
Commodity contracts
Costs and expenses	($6)	$24	$6	($3)
General and administrative expense	5	6	2	1

Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the nine and three months ended September 30, 2024 and 2023.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $24 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facilities, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at September 30, 2024 was $3. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At September 30, 2024, there was no collateral posted related to our derivatives.
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

	September 30, 2024			December 31, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$3,232	$3,232		$1,514	$1,514
Available-for-sale debt investments:
Commercial paper	205		$205	291		$291
Corporate notes	296		296	183		183
U.S. and local government agencies	17		17	25		25
Other equity investments	36	36		44	44
Derivatives	122		122	122		122
Total assets	$3,908	$3,268	$640	$2,179	$1,558	$621
Liabilities
Derivatives	($29)		($29)	($58)		($58)
Total liabilities	($29)		($29)	($58)		($58)
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

Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value of the related assets as of the impairment date:

	2024		2023
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($30)		($11)
Operating lease equipment	$15	(5)
Property, plant and equipment		(10)
Other assets		(3)		(1)
Total	$15	($48)		($12)
Level 3 Investments and Other assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. Level 2 Property, plant and equipment were valued based on a third-party valuation using a combination of income and market approaches and adjusted for as-is condition. These approaches are considered estimates of net operating income, capitalization rates, and/or comparable property sales. Level 3 operating lease equipment is valued by calculating a median collateral value from a consistent group of third-party aircraft value publications. The values provided by the third-party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third-party publications, or on the expected net sales price for the aircraft.
For Level 3 assets that were measured at fair value on a nonrecurring basis during the period ended September 30, 2024, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

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

Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2024
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$748	$768		$749	$19
Liabilities
Debt, excluding finance lease obligations	(57,397)	(55,821)		(55,821)

	December 31, 2023
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$257	$270		$270
Liabilities
Debt, excluding finance lease obligations	(52,055)	(51,039)		(51,039)
The fair value of notes receivables classified as Level 2 is estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of notes receivables classified as Level 3 is based on our best estimate using available counterparty financial data. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2024 and December 31, 2023. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

Note 18 – Legal Proceedings
Various legal proceedings, claims and investigations related to products, contracts, employment and other matters are pending against us. In addition, we are subject to various government inquiries and investigations from which civil, criminal or administrative proceedings could result or have resulted in the past. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under U.S. government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, have certain of its production certificates suspended or revoked, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any currently pending legal proceeding, claim, or government dispute, inquiry or investigation will not have a material effect on our financial position, results of operations or cash flows. Except as otherwise described below, we cannot reasonably estimate a range of loss in excess of recorded amounts, if any, for the matters set forth below.
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
During 2019, we entered into agreements with Embraer S.A. (Embraer) to establish joint ventures that included the commercial aircraft and services operations of Embraer, of which we were expected to acquire an 80 percent ownership stake for $4,200, as well as a joint venture to promote and develop new markets for the C-390 Millennium. In 2020, we exercised our contractual right to terminate these agreements based on Embraer’s failure to meet certain required closing conditions. Embraer disputed our right to terminate the agreements, and the dispute was submitted to arbitration. Arbitration proceedings concluded on September 13, 2024. Pursuant to a collar agreement entered into between the parties, we paid Embraer $150 in October 2024, resolving the dispute between the parties.
Note 19 – Segment and Revenue Information
Our primary profitability measurement to review segment operating results is Loss from operations. We operate in three reportable segments: BCA, BDS, and BGS. All other activities fall within Unallocated items, eliminations and other. See page 8 for the Summary of Business Segment Data, which is an integral part of this note.
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
BCA revenues by customer location consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Revenue from contracts with customers:
Europe	$3,046	$4,443	$1,499	$1,050
Asia	7,028	3,978	2,635	1,623
Middle East	1,618	2,723	444	1,257
Other non-U.S.	1,245	1,719	491	637
Total non-U.S. revenues	12,937	12,863	5,069	4,567
United States	5,512	10,435	2,354	3,260
Estimated potential concessions and other considerations to 737 MAX customers, net of insurance recoveries	(443)	54		28
Total revenues from contracts with customers	18,006	23,352	7,423	7,855
Intersegment revenues eliminated on consolidation	93	68	20	21
Total segment revenues	$18,099	$23,420	$7,443	$7,876

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	99%	99%	99%	99%

BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Revenue from contracts with customers:
U.S. customers	$14,324	$14,686	$4,361	$4,348
Non-U.S. customers(1)	4,183	3,501	1,175	1,133
Total segment revenue from contracts with customers	$18,507	$18,187	$5,536	$5,481

Revenue recognized over time	99%	99%	99%	99%

Revenue recognized on fixed-price contracts	53%	57%	49%	54%

Revenue from the U.S. government(1)	91%	91%	92%	94%
(1)Includes revenues earned from foreign military sales through the U.S. government.
BGS revenues consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Revenue from contracts with customers:
Commercial	$8,782	$8,218	$2,882	$2,799
Government	5,764	5,793	1,935	1,919
Total revenues from contracts with customers	14,546	14,011	4,817	4,718
Intersegment revenues eliminated on consolidation	289	267	84	94
Total segment revenues	$14,835	$14,278	$4,901	$4,812

Revenue recognized at a point in time	53%	51%	53%	52%

Revenue recognized on fixed-price contracts	87%	87%	86%	88%

Revenue from the U.S. government(1)	29%	31%	29%	30%
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
Our backlog at September 30, 2024 was $510,509. We expect approximately 19% to be converted to revenue through 2025 and approximately 64% through 2028, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.

Unallocated Items, Eliminations and Other
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations and eliminations of certain sales between segments. We generally allocate costs to business segments based on the U.S. Government Cost Accounting Standards (CAS). Components of Unallocated items, eliminations and other income/(expense) are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Share-based plans	$118	($33)	$65	$5
Deferred compensation	(100)	(71)	(51)	25
Amortization of previously capitalized interest	(70)	(71)	(24)	(24)
Research and development expense, net	(293)	(222)	(105)	(73)
Eliminations and other unallocated items	(1,019)	(670)	(303)	(204)
Unallocated items, eliminations and other	($1,364)	($1,067)	($418)	($271)
Eliminations and other unallocated items for the nine months ended September 30, 2024 includes an earnings charge of $244 that reflects a fine that would be paid if an agreement with the U.S. Department of Justice is approved by the federal district court. For additional discussion, see Note 18 to our Condensed Consolidated Financial Statements.
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

	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Pension FAS/CAS service cost adjustment	$608	$663	$148	$218
Postretirement FAS/CAS service cost adjustment	224	200	80	63
FAS/CAS service cost adjustment	$832	$863	$228	$281

Assets
Segment assets are summarized in the table below:

	September 30 2024	December 31 2023
Commercial Airplanes	$81,050	$77,047
Defense, Space & Security	15,739	14,921
Global Services	16,724	16,193
Unallocated items, eliminations and other	24,182	28,851
Total	$137,695	$137,012
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the three principal business segments and intercompany eliminations.
Note 20 – Subsequent Events
On October 11, 2024, we announced that we plan to reduce the size of our total workforce by roughly 10 percent.
On October 14, 2024, we entered into a $10,000 364-day supplemental credit agreement (see Note 12 for additional information).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2024, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2024 and 2023, and of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 23, 2024

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
The Alaska Airlines accident and the resulting actions we are taking, including slowing production, to improve compliance with our manufacturing quality control requirements have significantly impacted our financial position, results of operations and cash flows during the nine months ended September 30, 2024.
Additionally, the ongoing work stoppage initiated on September 13, 2024, by the International Association of Machinists and Aerospace Workers District 751 (IAM 751) has paused production of certain commercial aircraft models (737, 767, 777 and 777X aircraft) as well as production of commercial derivative aircraft for our Defense, Space & Security business (KC-46A Tanker and P-8A Poseidon). The IAM 751 work stoppage is also significantly reducing aircraft deliveries and adversely impacting our financial position, results of operations and cash flows.
See Note 1 to our Condensed Consolidated Financial Statements.
Consolidated Results of Operations and Financial Condition
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Revenues	$51,275	$55,776	$17,840	$18,104

GAAP
Loss from operations	($6,937)	($1,056)	($5,761)	($808)
Operating margins	(13.5)%	(1.9)%	(32.3)%	(4.5)%
Effective income tax rate	1.8%	(10.8)%	0.8%	(48.9)%
Net loss attributable to Boeing Shareholders	($7,952)	($2,199)	($6,170)	($1,636)
Diluted loss per share	($12.91)	($3.64)	($9.97)	($2.70)

Non-GAAP (1)
Core operating loss	($7,769)	($1,919)	($5,989)	($1,089)
Core operating margins	(15.2)%	(3.4)%	(33.6)%	(6.0)%
Core loss per share	($14.52)	($5.35)	($10.44)	($3.26)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 55-56 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Commercial Airplanes	$18,099	$23,420	$7,443	$7,876
Defense, Space & Security	18,507	18,187	5,536	5,481
Global Services	14,835	14,278	4,901	4,812
Unallocated items, eliminations and other	(166)	(109)	(40)	(65)
Total	$51,275	$55,776	$17,840	$18,104
Revenues for the nine months ended September 30, 2024, decreased by $4,501 million compared with the same period in 2023 driven by lower revenues at Commercial Airplanes (BCA), partially offset by higher revenues at Global Services (BGS) and Defense, Space & Security (BDS). BCA revenues decreased by $5,321 million primarily driven by lower deliveries across all programs and 737-9 customer considerations related to the January 2024 grounding. BGS revenues increased by $557 million primarily due to higher commercial services revenue, partially offset by lower government services revenue. BDS revenues increased by $320 million primarily due to higher volume on weapons and proprietary programs, partially offset by higher net unfavorable cumulative catch-up adjustments on major fixed-price development programs.
Revenues for the three months ended September 30, 2024, decreased by $264 million compared with the same period in 2023 driven by lower revenues at BCA, partially offset by higher revenues at BGS and BDS. BCA revenues decreased by $433 million primarily driven by lower 777 and 787 deliveries, partially offset by higher 737 deliveries. BGS revenues increased by $89 million primarily due to higher commercial services revenue. BDS revenues increased by $55 million compared with the same period in 2023 primarily driven by higher volume on weapons and proprietary programs, offset by higher net unfavorable cumulative contract catch-up adjustments on major fixed-price development programs.
Revenues will continue to be significantly impacted until the global supply chain stabilizes, labor instability diminishes, and deliveries ramp up.
Loss from Operations
The following table summarizes Loss from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Commercial Airplanes	($5,879)	($1,676)	($4,021)	($678)
Defense, Space & Security	(3,146)	(1,663)	(2,384)	(924)
Global Services	2,620	2,487	834	784
Segment operating loss	(6,405)	(852)	(5,571)	(818)
Unallocated items, eliminations and other	(1,364)	(1,067)	(418)	(271)
Pension FAS/CAS service cost adjustment	608	663	148	218
Postretirement FAS/CAS service cost adjustment	224	200	80	63
Loss from operations (GAAP)	($6,937)	($1,056)	($5,761)	($808)
FAS/CAS service cost adjustment *	(832)	(863)	(228)	(281)
Core operating loss (Non-GAAP) **	($7,769)	($1,919)	($5,989)	($1,089)
*    The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.

**    Core operating loss is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 55-56.
Loss from operations for the nine months ended September 30, 2024, increased by $5,881 million compared with the same period in 2023. BCA loss from operations increased by $4,203 million reflecting reach-forward losses on 777X and 767, lower deliveries, lower margins driven by production disruption including the IAM 751 work stoppage, 737-9 customer considerations related to the January 2024 grounding and higher research and development expense, partially offset by lower abnormal production costs. BDS loss from operations increased by $1,483 million compared to the same period in 2023 primarily due to higher charges in 2024 on certain major fixed-price development programs, partially offset by less unfavorable cumulative contract catch-up adjustments on satellite and fighter programs, higher revenues from weapons and proprietary programs, and lower period expenses. BGS earnings from operations increased by $133 million primarily due to higher commercial services revenue, partially offset by lower government services revenue. Loss from operations on Unallocated items, eliminations and other increased by $297 million compared with the same period in 2023 primarily due to an increase in eliminations and other unallocated items and higher research and development expense, partially offset by a decrease in share-based plans expense.
Loss from operations for the three months ended September 30, 2024, increased by $4,953 million compared with the same period in 2023. BCA loss from operations increased by $3,343 million reflecting reach-forward losses on 777X and 767, lower margins driven by production disruption including the IAM 751 work stoppage, and higher research and development expense, partially offset by lower abnormal production costs. BDS loss from operations increased by $1,460 million compared to the same period in 2023 primarily due to an increase in unfavorable cumulative contract catch-up adjustments driven by higher charges in 2024 on certain major fixed-price development programs. BGS earnings from operations increased by $50 million primarily due to higher commercial services revenue. Loss from operations on Unallocated items, eliminations and other increased by $147 million compared with the same period in 2023 primarily due to an increase in eliminations and other unallocated items.
Core operating loss for the nine and three months ended September 30, 2024, increased by $5,850 million and $4,900 million compared with the same periods in 2023, primarily due to changes in Loss from operations as described above.
For information related to Postretirement Plans, see Note 13 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other income/(expense) are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Share-based plans	$118	($33)	$65	$5
Deferred compensation	(100)	(71)	(51)	25
Amortization of previously capitalized interest	(70)	(71)	(24)	(24)
Research and development expense, net	(293)	(222)	(105)	(73)
Eliminations and other unallocated items	(1,019)	(670)	(303)	(204)
Unallocated items, eliminations and other	($1,364)	($1,067)	($418)	($271)
Share-based plans income for the nine and three months ended September 30, 2024, was $118 million and $65 million compared to share-based plans expense of $33 million and income of $5 million for the same periods in 2023. The increase in share-based plans income for the nine and three months ended September 30, 2024 compared with the same periods in 2023 was primarily due to fewer outstanding share-based awards in 2024.

Deferred compensation expense for the nine months ended September 30, 2024, increased by $29 million compared with the same period in 2023 driven by changes in broad stock market conditions, partially offset by changes in our stock price. Deferred compensation expense for the three months ended September 30, 2024, decreased by $76 million compared with the same period in 2023 primarily driven by changes in broad stock market conditions.
Research and development expense for the nine and three months ended September 30, 2024, increased by $71 million and $32 million compared with the same periods in 2023 due to higher spending on enterprise product development.
Eliminations and other unallocated items expense for the nine and three months ended September 30, 2024, increased by $349 million and $99 million compared with the same periods in 2023. The increase during the year includes a second quarter earnings charge of $244 million that reflects a fine that would be paid if an agreement with the U.S. Department of Justice is approved by the federal district court. For additional discussion, see Note 18 to our Condensed Consolidated Financial Statements.
Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Loss from operations	($6,937)	($1,056)	($5,761)	($808)
Other income, net	790	919	265	297
Interest and debt expense	(1,970)	(1,859)	(728)	(589)
Loss before income taxes	(8,117)	(1,996)	(6,224)	(1,100)
Income tax benefit/(expense)	149	(216)	50	(538)
Net loss from continuing operations	(7,968)	(2,212)	(6,174)	(1,638)
Less: net loss attributable to noncontrolling interest	(16)	(13)	(4)	(2)
Net loss attributable to Boeing Shareholders	($7,952)	($2,199)	($6,170)	($1,636)
Other income, net for the nine and three months ended September 30, 2024, decreased by $129 million and $32 million compared with the same periods in 2023, primarily due to a decrease in interest income on short-term investments and non-operating pension income. For information on changes related to non-operating pension and postretirement expenses, see Note 13 to our Condensed Consolidated Financial Statements.
Interest and debt expense for the nine and three months ended September 30, 2024, increased by $111 million and $139 million compared with the same periods in the prior year primarily as a result of higher debt balances.
For a discussion related to Income Taxes, see Note 4 to our Condensed Consolidated Financial Statements.
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
The following table summarizes cost of sales:

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2024	2023	Change	2024	2023	Change
Cost of sales	$51,677	$50,749	$928	$21,347	$16,939	$4,408
Cost of sales as a % of Revenues	100.8%	91.0%	9.8%	119.7%	93.6%	26.1%
Cost of sales for the nine months ended September 30, 2024, increased by $928 million, or 2%, compared with the same period in 2023, primarily due to the reach-forward losses on the 777X and 767 programs and higher charges on the BDS fixed-price development programs, partially offset by lower revenues at BCA. Cost of sales as a percentage of Revenues increased during the nine months ended September 30, 2024, compared with the same period in 2023, primarily due to the reach-forward losses on the 777X and 767 programs, lower margins at BCA, and higher charges on BDS fixed-price development programs.
Cost of sales for the three months ended September 30, 2024, increased by $4,408 million, or 26%, compared with the same period in 2023, primarily due to the reach-forward losses on the 777X and 767 programs and higher charges on the BDS fixed-price development programs, partially offset by lower revenues at BCA. Cost of sales as a percentage of Revenues increased during the three months ended September 30, 2024, compared with the same period in 2023 primarily due to the reach-forward losses on the 777X and 767 program, lower margins at BCA, and higher charges on BDS fixed-price development programs.
Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Commercial Airplanes	$1,852	$1,538	$779	$623
Defense, Space & Security	728	652	234	232
Global Services	103	84	36	30
Other	293	222	105	73
Total	$2,976	$2,496	$1,154	$958
Research and development expense increased by $480 million and $196 million during the nine and three months ended September 30, 2024, compared to the same periods in 2023. The increase in expense was primarily due to the 777X program at BCA.

Backlog

(Dollars in millions)	September 30 2024	December 31 2023
Commercial Airplanes	$427,733	$440,507
Defense, Space & Security	61,621	59,012
Global Services	20,449	19,869
Unallocated items, eliminations and other	706	807
Total Backlog	$510,509	$520,195

Contractual backlog	$489,325	$497,094
Unobligated backlog	21,184	23,101
Total Backlog	$510,509	$520,195
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The decrease in contractual backlog during the nine months ended September 30, 2024, was primarily due to a decrease in BCA backlog. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the nine months ended September 30, 2024, was primarily due to reclassifications to contractual backlog at BDS.
Additional Considerations
U.S. Government Funding The Continuing Resolution (CR) passed on September 25, 2024, continues federal funding at fiscal year 2024 appropriated levels through December 20, 2024. Congress and the President must enact either full-year fiscal year 2025 (FY25) appropriations bills or an additional CR to fund government departments and agencies after December 20, 2024, or a government shutdown could result. We rely on the U.S. government in various aspects of our defense, commercial, and services businesses. In the event of a shutdown, requirements to furlough employees in the U.S. Department of Defense (U.S. DoD), the Department of Transportation, including the FAA, or other government agencies could result in payment delays, impair our ability to perform work on existing contracts or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays.
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
We are complying with all U.S. and other government export control restrictions and sanctions. We continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. Government or other governments, as well as any responses that could affect our supply chain, business partners or customers, for any additional impacts to our business.

Supply Chain We and our suppliers are experiencing inflationary pressures, as well as supply chain disruptions as a result of global supply chain constraints and labor instability. Certain of our suppliers are also experiencing financial difficulties. We continue to monitor quality and safety as well as the health and stability of the supply chain. These factors have reduced overall productivity, disrupted our operations and adversely impacted our financial position, results of operations and cash flows. During the third quarter of 2024, we recorded a reach-forward loss of $908 million on the T-7A Red Hawk program that was primarily driven by projected increases in supplier cost estimates. In addition, we recorded losses on the KC-46A Tanker and Commercial Crew programs that were partially attributable to higher supplier costs.
The current conflict in Israel and the Gaza Strip has the potential to impact certain of our suppliers, and has impacted some operations for our airline and lessor customers. We are closely monitoring developments, supporting our employees and customers, and will take mitigating actions as appropriate.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Revenues	$18,099	$23,420	$7,443	$7,876
Loss from operations	($5,879)	($1,676)	($4,021)	($678)
Operating margins	(32.5)%	(7.2)%	(54.0)%	(8.6)%
Revenues
BCA revenues decreased by $5,321 million for the nine months ended September 30, 2024, compared with the same period in 2023 driven by lower deliveries across all programs and 737-9 customer considerations related to the January 2024 grounding. BCA revenues decreased by $433 million for the three months ended September 30, 2024, compared with the same period in 2023 driven by lower 777 and 787 deliveries, partially offset by higher 737 deliveries.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	747	767	*	777	787	Total
Deliveries during the first nine months of 2024	229	(4)		15	(7)	11	36	291
Deliveries during the first nine months of 2023	286	(6)	1	17	(6)	17	50	371
Deliveries during the third quarter of 2024	92	(2)		6	(2)	4	14	116
Deliveries during the third quarter of 2023	70	(1)		8	(5)	8	19	105
Cumulative deliveries as of 9/30/2024	8,757		1,573	1,318		1,738	1,146
Cumulative deliveries as of 12/31/2023	8,528		1,573	1,303		1,727	1,110
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $5,879 million for the nine months ended September 30, 2024, compared with $1,676 million in the same period in 2023 reflecting reach-forward losses on 777X and 767, lower deliveries, lower margins driven by production disruption including the IAM 751 work stoppage, 737-9 customer considerations related to the January 2024 grounding and higher research and development expense, partially offset by lower abnormal production costs. BCA loss from operations was $4,021 million for the three months ended September 30, 2024, compared with $678 million in the same period in 2023 reflecting reach-forward losses on 777X and 767, lower margins driven by production disruption including the IAM 751 work stoppage, and higher research and development expense, partially offset by lower abnormal production costs.
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
BCA total backlog decreased from $440,507 million as of December 31, 2023, to $427,733 million at September 30, 2024, reflecting an increase in the value of existing orders that, in our assessment, do not meet the accounting requirements of ASC 606 for inclusion in backlog and cancellations, partially offset by new orders in excess of deliveries. Aircraft order cancellations during the nine months ended September 30, 2024, totaled $2,692 million and primarily relate to 737 aircraft. Net ASC 606 adjustments during the nine months ended September 30, 2024, totaled $15,642 million and primarily related to 777X and 737 aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Program
As of 9/30/2024	737		767	777	†	777X	787	†
Program accounting quantities	11,600		1,270	1,810		500	1,700
Undelivered units under firm orders	4,151	*	89	63	(2)	396	711	(8)
Cumulative firm orders	12,908		1,407	1,801		396	1,857

As of 12/31/2023	737		767	777		777X	787	†
Program accounting quantities	11,600		1,279	1,790		500	1,700
Undelivered units under firm orders	4,332		104	48		416	726	(8)
Cumulative firm orders	12,860		1,407	1,775		416	1,836
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
Our planned production rates are dependent on our suppliers' ability to support our operations and our ability to meet heightened quality control requirements. Prior to the Alaska Airlines accident, we were operating at a production rate of 38 per month. During the nine months ended September 30, 2024, as part of our plan to address the issues identified, we slowed production rates and delayed planned production rate increases to reduce traveled work in our factory, as well as at our suppliers. During the first quarter of 2024, we began conducting fuselage inspections at Spirit to improve quality prior to shipment to Boeing. In the second quarter of 2024, production rates gradually increased as we implemented new processes as part of our safety and quality plan. In the third quarter of 2024, we continued to gradually increase production aligned with our safety and quality plan. However, production has been paused since September 13, 2024, as a result of the ongoing work stoppage initiated by IAM 751. Prior to the work stoppage, we were working toward a production rate of 38 per month by the end of 2024, which we now expect to be delayed by the work stoppage.
As of September 30, 2024, we had approximately 60 737-8 aircraft in inventory that were produced prior to 2023, including approximately 45 aircraft for customers in China. Deliveries are being impacted by the work stoppage.
We are following the lead of the FAA as we work through the certification process of the 737-7 and 737-10 models. During the first quarter of 2024, the program completed the first phase of FAA certification flight testing for the 737-10. As of September 30, 2024, we had approximately 35 737-7 and 737-10 aircraft in inventory. We are planning to incorporate engineering solutions to the anti-icing systems on the 737-7 and 737-10 prior to certification, which has delayed certification and first deliveries.
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
We expect to end production of the 767 freighter program in 2027. As a result of this decision, the accounting quantity for the 767 program was decreased by 9 units during the three months ended September 30, 2024. Impacts of this decision, as well as the ongoing IAM 751 work stoppage and contract negotiations, and higher costs driven by ongoing factory disruption resulted in a $0.4 billion reach-forward loss on the 767 freighter program in the third quarter of 2024.
See further discussion of the KC-46A Tanker program in Note 10 to our Condensed Consolidated Financial Statements.

777 and 777X Programs The accounting quantity for the 777 program increased by 20 units during the three months ended September 30, 2024, due to the program's normal progress of obtaining additional orders and delivering airplanes. While production is currently paused, prior to the work stoppage, we were at a combined production rate of 4 per month for the 777/777X programs. Prior to the work stoppage, the programs experienced factory disruption including 777 supply chain delays and quality issues, and challenges associated with 777X production. In July 2024, we obtained approval from the FAA to begin the first phase of FAA certification flight testing. Flight testing was paused in August when a cracked engine thrust link was discovered in a flight test aircraft and remained paused as of September 30, 2024. The flight test aircraft were subsequently approved for flight; however, the resumption of flight activities will be impacted by the work stoppage.
Based on flight test delays and our latest assessment of certification timelines, we now anticipate the first delivery of the 777-9 to occur in 2026 and the 777-8 freighter to occur in 2028. First delivery of the 777-8 passenger aircraft is not expected to occur before 2030. In addition, we are slowing the rate ramp of 777X to address production challenges, which is leading to higher production costs and further customer delivery delays. As a result of these changes, as well as higher estimated labor and supplier costs, we recorded a $2.6 billion reach-forward loss on the 777X program in the third quarter of 2024.
We are following the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
The level of profitability on the 777X program will be subject to a number of factors. These factors include aircraft certification requirements and timing, change incorporation on completed aircraft, production disruption due to labor instability (including the ongoing work stoppage) and supply chain disruption, customer delivery timing and negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and contraction of the accounting quantity. One or more of these factors could result in additional reach-forward losses in future periods.
787 Program During the first quarter of 2024, we disclosed that we were slowing near-term production to below 5 per month due to supply chain constraints. The program continues to experience supply chain constraints and production issues. Delays associated with business class seats are also adversely impacting 2024 deliveries. As of September 30, 2024, we had approximately 30 aircraft in inventory that were produced prior to 2023 and required rework. This required rework is currently paused as a result of the IAM 751 work stoppage. The inspections and rework costs on inventoried aircraft are accounted for as abnormal production costs, and we expensed $209 million in the nine months ended September 30, 2024.
Additional Considerations
On June 30, 2024, we entered into an agreement to acquire Spirit. See Note 2 to our Condensed Consolidated Financial Statements.
Defense, Space & Security
Overview
The Consolidated Appropriations Act, 2024, and the Further Consolidated Appropriations Act, 2024, enacted in March 2024, provided fiscal year 2024 appropriations for government departments and agencies, including $844 billion for the U.S. DoD and $25 billion for the National Aeronautics and Space Administration (NASA). They included funding for Boeing’s major programs, including P-8, CH-47 Chinook, F-15, KC-46A Tanker, AH-64 Apache, V-22 Osprey, and Space Launch System.
In March 2024, the U.S. government released the President's budget request for FY25, which requested $850 billion in funding for the U.S. DoD and $25 billion for NASA.

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
The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At September 30, 2024, 28% of BDS backlog was attributable to non-U.S. customers.
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Revenues	$18,507	$18,187	$5,536	$5,481
Loss from operations	($3,146)	($1,663)	($2,384)	($924)
Operating margins	(17.0)%	(9.1)%	(43.1)%	(16.9)%
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
Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
F/A-18 Models	5	16	1	3
F-15 Models	10	6	3
T-7A Red Hawk	1	1	1	1
CH-47 Chinook (New)	2	8		1
CH-47 Chinook (Renewed)	7	7	2	3
AH-64 Apache (New)	10	17	7	5
AH-64 Apache (Remanufactured)	24	38	11	9
MH-139 Grey Wolf	3	1	3	1
P-8 Models	4	7	1	2
KC-46 Tanker	10	4	5	3
Commercial Satellites		3
Total	76	108	34	28
Revenues
BDS revenues for the nine months ended September 30, 2024 increased by $320 million compared with the same period in 2023. The increase reflects higher volume on weapons and proprietary programs, partially offset by higher net unfavorable cumulative catch-up adjustments on major fixed-price development programs. Net unfavorable cumulative contract catch-up adjustments for the nine months ended September 30, 2024 were $258 million higher than the prior year comparable period.

BDS revenues for the three months ended September 30, 2024 increased by $55 million compared with the same period in 2023. The increase reflects higher volume on weapons and proprietary programs, offset by higher net unfavorable cumulative contract catch-up adjustments on major fixed-price development programs. Unfavorable cumulative contract catch-up adjustments were $140 million higher than the comparable period in the prior year largely due to charges on certain major fixed-price development programs.
Loss From Operations
BDS loss from operations was $3,146 million for the nine months ended September 30, 2024, compared with $1,663 million in the same period in 2023. Net unfavorable cumulative contract catch-up adjustments were $1,630 million higher than the comparable period in the prior year. During the nine months ended September 30, 2024, losses incurred on the five major fixed-price development programs totaled $3,302 million, including T-7A Red Hawk $1,280 million, KC-46A Tanker $1,180 million, Commercial Crew $375 million, VC-25B $250 million, and MQ-25 $217 million. During the nine months ended September 30, 2023, losses incurred on development programs totaled $1,446 million, including VC-25B $482 million. Commercial Crew $288 million, KC-46A Tanker $258 million, T-7A Red Hawk $241 million and MQ-25 $177 million. These unfavorable adjustments were partially offset by less unfavorable cumulative contract catch-up adjustments on satellite and fighter programs, higher revenues from weapons and proprietary programs, and lower period expenses. See further discussion of fixed-price contracts in Note 10 to our Condensed Consolidated Financial Statements.
BDS loss from operations was $2,384 million for the three months ended September 30, 2024, compared with loss from operations of $924 million in the same period in 2023. The year over year increase in losses reflects an increase in unfavorable cumulative contract catch-up adjustments which were $1,348 million higher than the comparable period in the prior year. During the third quarter of 2024, losses incurred on the five major fixed-price development programs totaled $2,036 million compared with $618 million in the same period in 2023. In addition to the higher charges on the major fixed-price development programs, earnings in 2024 were adversely impacted by lower earnings on several programs including fighters, P-8 and E-7 reflecting production and engineering inefficiencies.
See further discussion of fixed-price contracts in Note 10 to our Condensed Consolidated Financial Statements.
BDS loss from operations includes our share of earnings from equity method investments of $104 million and $9 million for the nine and three months ended September 30, 2024, compared with $34 million and $24 million for the same periods in 2023.
Backlog
BDS backlog of $61,621 million at September 30, 2024 compared with $59,012 million as of December 31, 2023, reflects the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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
Global Services
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Revenues	$14,835	$14,278	$4,901	$4,812
Earnings from operations	$2,620	$2,487	$834	$784
Operating margins	17.7%	17.4%	17.0%	16.3%
Revenues
BGS revenues for the nine months ended September 30, 2024 increased by $557 million compared with the same period in 2023, primarily due to higher commercial services revenue, partially offset by lower government services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2024 was $88 million higher than the prior year comparable period.
BGS revenues for the three months ended September 30, 2024 increased by $89 million compared with the same period in 2023, primarily due to higher commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2024 was $23 million higher than the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the nine months ended September 30, 2024 increased by $133 million compared with the same period in 2023, primarily due to higher commercial services revenue, partially offset by lower government services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2024 was $92 million higher than the prior year comparable period.
BGS earnings from operations for the three months ended September 30, 2024 increased by $50 million compared with the same period in 2023, primarily due to higher commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2024 was $22 million higher than the prior year comparable period.
Backlog
BGS total backlog increased from $19,869 million at December 31, 2023 to $20,449 million at September 30, 2024, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior years.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2024	2023
Net loss	($7,968)	($2,212)
Non-cash items	6,271	3,118
Changes in assets and liabilities	(6,933)	1,673
Net cash (used)/provided by operating activities	(8,630)	2,579
Net cash provided/(used) by investing activities	653	(5,241)
Net cash provided/(used) by financing activities	5,238	(5,131)
Effect of exchange rate changes on cash and cash equivalents	8	(22)
Net decrease in cash & cash equivalents, including restricted	(2,731)	(7,815)
Cash & cash equivalents, including restricted, at beginning of year	12,713	14,647
Cash & cash equivalents, including restricted, at end of period	$9,982	$6,832
Operating Activities Net cash used by operating activities was $8.6 billion during the nine months ended September 30, 2024, compared with net cash provided of $2.6 billion during the same period in 2023. The $11.2 billion increase in cash used by operating activities was primarily driven by our commercial airplanes business. Commercial airplane cash outflows reflect slowed and/or paused production and lower deliveries as a result of ongoing safety and quality improvement actions the Company is taking following the Alaska Airlines accident on January 5, 2024, supply chain constraints, and the ongoing work stoppage initiated on September 13, 2024, by IAM 751.
The higher net loss of $8.0 billion during the nine months ended September 30, 2024, compared to $2.2 billion during the same period in 2023 primarily reflects higher losses from operations at BCA and BDS. The change in Non-cash items is primarily due to the 777X and 767 reach-forward losses of $3.0 billion recorded in the third quarter of 2024.
Changes in assets and liabilities during the nine months ended September 30, 2024, decreased by $8.6 billion compared with the same period in 2023, primarily driven by unfavorable changes in Inventories ($5.9 billion), Advances and progress billings ($1.3 billion), Accounts payable ($0.9 billion) and Unbilled receivables ($0.5 billion). The growth in Inventories was primarily driven by lower deliveries on our commercial airplane programs during the nine months ended September 30, 2024 as compared to the same period in 2023. Concessions paid to 737 MAX customers totaled $0.8 billion and $0.3 billion for the nine months ended September 30, 2024 and 2023. Cash provided by Advances and progress billings during the nine months ended September 30, 2024, was $1.7 billion compared to cash provided of $3.0 billion during the same period in 2023. Changes in Accounts payable during the nine months ended September 30, 2024 compared to the same period in 2023 reflects slowed/paused production primarily in our commercial airplanes business. The increase in Unbilled receivables was primarily driven by revenue recognized at BDS in excess of billings.
Payables to suppliers who elected to participate in supply chain financing programs decreased by $0.2 billion during the nine months ended September 30, 2024, and increased by $0.4 billion during the nine months ended September 30, 2023.
Investing Activities Net cash provided by investing activities was $0.7 billion during the nine months ended September 30, 2024, compared with net cash used of $5.2 billion during the same period in 2023. The increase in cash provided by investing activities was primarily due to net proceeds from investments of $2.8 billion in 2024 compared with net contributions to investments of $4.0 billion in 2023. During the nine months ended September 30, 2024 and 2023, capital expenditures were $1.6 billion and $1.1 billion. We continue to expect capital expenditures in 2024 to be higher than in 2023.

Financing Activities Net cash provided by financing activities was $5.2 billion during the nine months ended September 30, 2024, compared with net cash used of $5.1 billion during the same period in 2023. During the nine months ended September 30, 2024, net borrowings were $5.3 billion compared with net repayments of $5.1 billion during the same period in 2023, primarily due to $10.0 billion of fixed-rate senior notes issued in the second quarter of 2024.
As of September 30, 2024, the total debt balance was $57.7 billion, up from $52.3 billion at December 31, 2023. At September 30, 2024, $4.5 billion of debt was classified as short-term.
Capital Resources
During the nine months ended September 30, 2024, net cash used by operating activities was $8.6 billion. The cash outflow was primarily driven by our commercial airplane business. Commercial airplane cash outflows reflect slowed production and deliveries as a result of ongoing safety and quality improvement actions the Company is taking following the Alaska Airlines accident on January 5, 2024, as well as supply chain constraints. Additionally, the ongoing work stoppage initiated on September 13, 2024, by IAM 751 has paused production of certain commercial aircraft models (737, 767, 777 and 777X aircraft) as well as production of commercial derivative aircraft for our Defense, Space & Security business (KC-46A Tanker and P-8A Poseidon). The IAM 751 work stoppage is also significantly reducing aircraft deliveries and adversely impacting our financial position, results of operations and cash flows.
On June 30, 2024, we entered into an agreement to acquire Spirit in an all-stock transaction at an equity value of approximately $4.7 billion, or $37.25 per share of Spirit Class A Common Stock. The transaction will include the assumption of Spirit's net debt at closing. See Note 2 to our Condensed Consolidated Financial Statements.
At September 30, 2024, we had $10.0 billion of cash, $0.5 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. In the second quarter of 2024, we entered into a $4.0 billion five-year revolving credit agreement expiring in May 2029. Effective May 15, 2024, we terminated the $0.8 billion 364-day revolving credit agreement expiring in August 2024, and the $3.2 billion five-year revolving credit agreement expiring in October 2024, as amended. Our $3.0 billion three-year revolving credit agreement expiring in August 2025 and $3.0 billion five-year revolving credit agreement expiring in August 2028 each remain in effect. We anticipate that these credit lines will remain undrawn and primarily serve as back-up liquidity to support our general corporate borrowing needs. On October 14, 2024, we entered into a $10.0 billion 364-day supplemental credit agreement (see Note 12 to our Condensed Consolidated Financial Statements for additional information). We continue to be in full compliance with all covenants contained in our debt and credit facility agreements.
We continue to maintain investment grade credit ratings. Moody’s downgraded our short term and long term credit ratings to Baa3/P-3 in April 2024. Moody's and S&P placed our ratings on review for downgrade in September 2024 and October 2024, respectively.
We expect to be able to access capital markets when we require additional funding in order to pay off existing debt, address further impacts to our business related to the strike by IAM 751, a delay in our ability to resume production and ramp up production and deliveries, or market developments, fund outstanding financing commitments or meet other business requirements. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for equity or debt. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance, outlook or credit ratings, and/or associated changes in demand for our products and services. These risks will be particularly acute if we are subject to further credit rating downgrades. The occurrence of any or all of these events may adversely affect our ability to fund our operations and financing or contractual commitments.

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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $875 million at September 30, 2024. For additional information, see Note 10 to our Condensed Consolidated Financial Statements.
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
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $608 million and $148 million for the nine and three months ended September 30, 2024, compared with benefits of $663 million and $218 million for the same periods in 2023. The lower benefits in 2024 were primarily due to reductions in allocated pension cost year over year. The non-operating pension expenses included in Other income, net were benefits of $368 million and $123 million for the nine and three months ended September 30, 2024, compared with benefits of $402 million and $134 million for the same periods in 2023. The lower benefits in 2024 were primarily due to lower expected return on plan assets and higher amortization of actuarial losses, partially offset by lower interest cost.
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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2024	2023	2024	2023
Revenues	$51,275	$55,776	$17,840	$18,104
Loss from operations, as reported	($6,937)	($1,056)	($5,761)	($808)
Operating margins	(13.5)%	(1.9)%	(32.3)%	(4.5)%

Pension FAS/CAS service cost adjustment(1)	($608)	($663)	($148)	($218)
Postretirement FAS/CAS service cost adjustment(1)	(224)	(200)	(80)	(63)
FAS/CAS service cost adjustment(1)	($832)	($863)	($228)	($281)
Core operating loss (non-GAAP)	($7,769)	($1,919)	($5,989)	($1,089)
Core operating margins (non-GAAP)	(15.2)%	(3.4)%	(33.6)%	(6.0)%

Diluted loss per share, as reported	($12.91)	($3.64)	($9.97)	($2.70)
Pension FAS/CAS service cost adjustment(1)	(0.99)	(1.10)	(0.24)	(0.36)
Postretirement FAS/CAS service cost adjustment(1)	(0.36)	(0.33)	(0.13)	(0.10)
Non-operating pension income(2)	(0.60)	(0.66)	(0.20)	(0.23)
Non-operating postretirement income(2)	(0.09)	(0.07)	(0.03)	(0.02)
Provision for deferred income taxes on adjustments(3)	0.43	0.45	0.13	0.15
Core loss per share (non-GAAP)	($14.52)	($5.35)	($10.44)	($3.26)

Weighted average diluted shares (in millions)	616.1	605.0	618.8	607.2
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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2024 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
On June 30, 2024, we entered into an agreement to acquire Spirit in an all-stock transaction at an equity value of approximately $4.7 billion, or $37.25 per share of Spirit Class A Common Stock. The transaction will include the assumption of Spirit's net debt at closing. Completion of our acquisition of Spirit is subject to a number of conditions set forth in the Agreement and Plan of Merger among us, Spirit and one of our wholly owned subsidiaries (Merger Agreement). Some of the conditions, such as approval by Spirit’s stockholders, certain regulatory approvals, and the ability of Spirit to enter into definitive agreements relating to the disposition of Spirit operations related to certain Airbus commercial work packages and consummate the related transactions, are beyond our control, which make the completion of our acquisition of Spirit (and the timing thereof) uncertain. In addition, the Merger Agreement contains certain termination rights for both Spirit and Boeing, which if exercised, will also result in the acquisition not being consummated. Furthermore, the governmental authorities from which regulatory approvals related to the acquisition are required may impose burdensome or unacceptable conditions on the completion of the acquisition, require changes to the terms of the Merger Agreement, or prevent or delay the consummation of the acquisition. If the acquisition is not completed, our ongoing business may be adversely affected and we will be subject to a number of risks, including expenditure of time and resources, possible negative reactions from certain stakeholders, and potential market price fluctuations. If we are successful in completing the acquisition, we will be subject to other risks, including those related to the assumption of Spirit's net debt and other obligations at closing, which could adversely impact our financial position, results of operations and cash flows. Difficulties in integrating Spirit may result in the failure to realize anticipated benefits of the acquisition (including anticipated synergies and quality improvements) in the expected timeframe or at all, as well as operational challenges, the diversion of management’s attention from other ongoing business concerns, and unforeseen expenses, which may have an adverse impact on our operations and our financial position, results of operations, and cash flows. For additional information on the acquisition, see Note 2 to our Condensed Consolidated Financial Statements.
Some of our and our suppliers' workforces are represented by labor unions. Work stoppages by our employees are currently adversely affecting our business, financial condition, results of operations and/or cash flows. Future work stoppages by our or our suppliers' employees could also adversely impact our business.
Approximately 57,000 employees, which constitute 33% of our total workforce, were union represented as of December 31, 2023 under collective bargaining agreements with varying durations and expiration dates. On September 12, 2024, our contract with the International Association of Machinists and Aerospace Workers District 751 (IAM 751), which represents over 30,000 Boeing manufacturing employees primarily located in Washington state, expired and 96% of IAM 751 members voted to initiate a strike. While we continue to engage in contract negotiations with IAM 751, we currently are unable to predict the duration of the strike, which began on September 13, 2024. As a result of the strike, production of our commercial aircraft, other than the 787 production in Charleston, and certain of our Defense, Space & Security (“BDS”) products has halted, adversely impacting our business and financial position. This work stoppage has had and may continue to have negative impacts on our key suppliers and customers. If we are unable to successfully negotiate a new contract with IAM 751 consistent with our assumptions and the strike continues for a prolonged period, our financial position, results of operations and cash flows would continue to be adversely impacted. Furthermore, actions we have taken in response to the strike to help preserve our financial condition, including planned workforce reductions, furloughs, hiring freezes and pausing the issuance of certain supplier purchase orders, could negatively impact our ability to achieve our strategic objectives.
We may experience additional work stoppages in the future, which could adversely affect our business. We currently have in the U.S. 9 unions with 27 independent agreements and internationally 17 employee representative bodies, and we cannot predict how stable our union relationships will be or whether we will be able to meet the unions' requirements. The unions may also limit our flexibility in managing our workforce and operations. Union actions at suppliers can also affect us. Current and future work stoppages and instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and result in lower revenues.
We may be unable to obtain debt to fund our operations and contractual commitments at competitive rates, on commercially reasonable terms or in sufficient amounts.
As of September 30, 2024, our debt totaled $57.7 billion and cash and marketable securities totaled $10.5 billion. In addition, as of September 30, 2024, our airplane financing commitments totaled $17.4 billion. The short-term and current portion of our long-term debt totaled $4.5 billion as of September 30, 2024. Net cash used by operating activities for the nine months ended September 30, 2024, was $8.6 billion and $1.6 billion was used to acquire property, plant and equipment. The cash outflow was primarily driven by our commercial airplane business. Commercial airplane cash outflows reflect slowed production and deliveries as a result of ongoing safety and quality improvement actions the Company is taking following the Alaska Airlines accident on January 5, 2024, as well as supply chain constraints. Additionally, the ongoing work stoppage initiated on September 13, 2024, by IAM 751 has paused production of certain commercial aircraft models (737, 767, 777 and 777X aircraft) as well as production of commercial derivative aircraft for our Defense, Space & Security business (KC-46A Tanker and P-8A Poseidon). The IAM 751 work stoppage is also significantly reducing aircraft deliveries and adversely impacting our financial position, results of operations and cash flows.
If we continue to require cash to fund our operations or require additional funding in order to pay off existing debt, address further impacts to our business related to the strike by IAM 751 or market developments, fund outstanding financing commitments or meet other business requirements, we may need to refinance or restructure our debt, reduce or delay capital investments, or seek to raise additional capital including through the issuance of equity or equity-linked securities, and these activities could have terms that are unfavorable or could be dilutive.
Moody’s downgraded our short term and long term credit ratings to Baa3/P-3 in April 2024. Moody's and S&P placed our ratings on review for downgrade in September 2024 and October 2024, respectively. A number of factors could cause us to incur increased borrowing costs and/or to have greater difficulty accessing public and private markets. These factors include disruptions or declines in the global capital markets and/or a decline in our financial performance or outlook, changes to our credit ratings, a prolonged labor strike by IAM 751, a delay in our ability to resume production and ramp up production and deliveries, and/or changes in demand for our products and services. The occurrence of any or all of these events may adversely affect our ability to fund our operations and contractual or financing commitments.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended September 30, 2024 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2024 thru 7/31/2024	18,916	$184.80
8/1/2024 thru 8/31/2024	8,439	175.87
9/1/2024 thru 9/30/2024	4,557	168.19
Total	31,912	$180.07
(1)A total of 31,912 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
During the three months ended September 30, 2024, the Company did not adopt, modify or terminate a “Rule 10b5-1 trading arrangement” as such term is defined under Item 408 of Regulation S-K.

Item 6. Exhibits

10.1
Supplemental Credit Agreement, dated as of October 14, 2024, among The Boeing Company, as a Borrower, the Lenders party thereto, Citibank, N.A., as administrative agent, BofA Securities, Inc., Goldman Sachs Lending Partners LLC, and JPMorgan Chase Bank, N.A., as co-syndication agents and BofA Securities, Inc., Citibank N.A., Goldman Sachs Lending Partners LLC and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book managers

10.2	Form of U.S. Notice of Terms of Cash Based Award for CEO (Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 30, 2024)*

10.3	Form of U.S. Notice of Terms of Supplemental Restricted Stock Units for CEO (Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 30, 2024)*

10.4	Form of U.S. Notice of Terms of Performance Non-Qualified Stock Option for CEO*

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 23, 2024	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller