Form 10-K
period 2024-12-31
BOEING CO
filed 2025-02-03
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number 1-442

THE BOEING COMPANY
(Exact name of registrant as specified in its charter)

Delaware			91-0425694
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

929 Long Bridge Drive	Arlington,	VA	22202
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code (703)-465-3500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $5.00 Par Value	BA	New York Stock Exchange
Depositary Shares, each representing a 1/20th interest in a share of 6.00% Series A Mandatory Convertible Preferred Stock, $1.00 Par Value	BA-PRA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, there were 615,530,689 shares of common stock outstanding held by non-affiliates of the registrant, and the aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange) was approximately $112.0 billion.
The number of shares of the registrant’s common stock outstanding as of January 27, 2025 was 750,074,411.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2024.

THE BOEING COMPANY
Index to the Form 10-K
For the Fiscal Year Ended December 31, 2024

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
Human Capital
As of December 31, 2024, Boeing’s total workforce was approximately 172,000 with 15% located outside of the U.S. As of December 31, 2024, our global workforce was comprised of approximately 24% women, and our U.S. workforce was comprised of 39% racial and ethnic minorities and 14% U.S. veterans.
As of December 31, 2024, our workforce included approximately 58,000 union members. Our principal collective bargaining agreements and their current status are summarized in the following table:

Union	Percent of our Total Workforce Represented	Status of Major Agreements with Union
The International Association of Machinists and Aerospace Workers (IAM)	21%	We have two major agreements; one with IAM District 837 (Missouri) expiring in July 2025 and one with IAM District 751 (Washington) expiring in September 2028.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	10%	We have two major agreements; one with SPEEA Professional and one with SPEEA Technical, both expiring in October 2026.
The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	1%	We have one major agreement with UAW District 1069 (Pennsylvania) expiring in April 2027.
Our prior contract with the International Association of Machinists and Aerospace Workers District 751 (IAM 751) expired on September 12, 2024, and 96% of IAM 751 members voted to initiate a strike. The strike lasted until November 4, 2024, when IAM 751 members voted to ratify a new contract. As a result of the strike, we paused production of our commercial aircraft (other than the 787 production in Charleston) and certain of our BDS products, adversely impacting our business and financial position. During the strike, we implemented hiring freezes and announced plans to reduce our overall workforce. For information on risks related to our human capital, see “Risks Related to Our Business and Operations” in Item 1A. Risk Factors.
We are committed to creating a work environment where every teammate around the world can perform at their best and grow their careers while supporting our company’s mission to protect, connect and explore our world and beyond. Our compensation program is designed to attract, reward and retain the best-qualified talent with competitive compensation and benefits, including healthcare, paid time off, parental leave, retirement benefits, tuition assistance, employee skills and leadership development programs, and mental and physical well-being programs. We also invest in rewarding performance and have established a multi-level recognition program to acknowledge the achievements of excellent individual or team performance.

We support our employees’ continuous development of professional, technical and leadership skills through access to digital learning resources and partnerships with leading professional/technical societies and organizations around the world. In 2024, Boeing employees completed approximately 5.9 million hours of learning and approximately 14,000 Boeing employees leveraged our tuition assistance program to pursue degrees, professional certificates and individual courses in strategic fields of study.
Safety, quality, integrity and sustainability are at the core of how Boeing operates. We aspire to achieve zero workplace injuries and provide a safe, open and accountable work environment for our employees. Employees are required on an annual basis to sign the Boeing Code of Conduct to reaffirm their commitment to do their work in a compliant and ethical manner. Additionally, we continue to focus on creating a culture where all employees feel empowered to speak up and provide multiple channels for all employees to ask for guidance and report concerns, including those related to ethics, safety or quality. We address employee concerns and take appropriate actions that uphold our Boeing values.
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
BDS faces strong competition primarily from Lockheed Martin Corporation, Northrop Grumman Corporation, RTX Corporation, General Dynamics Corporation and SpaceX. Non-U.S. companies such as BAE Systems and Airbus Group continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2025.
The commercial and defense services markets are extremely challenging and are made up of many of the same strong U.S. and non-U.S. competitors facing BCA and BDS along with other competitors in those markets. BGS leverages our extensive services network offering products and services which span the life cycle of our defense and commercial aircraft programs: training, fleet services and logistics, maintenance and engineering, modifications and upgrades, as well as the daily cycle of gate-to-gate operations. BGS expects the market to remain highly competitive in 2025, and intends to grow market share by leveraging a high level of customer satisfaction and productivity.
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
Commercial Aircraft. In the U.S., our commercial aircraft products are required to comply with FAA regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. For example, as a result of the Alaska Airlines 737-9 accident in January 2024, the FAA investigated the 737 quality control system, including Spirit AeroSystems Holdings, Inc. (Spirit), and increased its oversight of our production and quality and safety management systems. In addition, the FAA communicated it will not approve production rate increases beyond 38 per month or additional production lines until Boeing has complied with required quality and safety standards. New aircraft models and new derivative aircraft are required to obtain FAA certification prior to entry into service. Outside the U.S., similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Union Aviation Safety Agency.
Environmental. We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the utilization, discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could also be affected by laws and regulations relating to climate change, including laws limiting or otherwise related to greenhouse gas emissions. These laws and regulations could lead to increased environmental compliance expenditures, increased energy and raw materials costs and new and/or additional investment in designs and technologies. We continually assess our compliance status and management of environmental matters to monitor compliance with applicable environmental laws and regulations. Investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that costs incurred to ensure continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil, air and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations. For additional information relating to environmental contingencies, see Note 14 to our Consolidated Financial Statements.
Non-U.S. Sales. Our non-U.S. sales are subject to both U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, tariffs, investment, exchange controls, anti-corruption and repatriation of earnings. Non-U.S. sales are also subject to varying currency, political and economic risks.
Raw Materials, Parts and Subassemblies
We are highly dependent on the availability and quality of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis. We continue to work with a small number of sole-source suppliers to ensure continuity of supply for certain items.
Suppliers
We are dependent upon the ability of a large number of U.S. and non-U.S. suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at our anticipated costs. While we maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments has and could continue to adversely affect product quality, production schedules and program/contract profitability, thereby jeopardizing our ability to fulfill commitments to our customers. We have also experienced significant increases in supplier prices which are adversely affecting our business. We are also dependent on the availability of energy sources, such as electricity, at affordable prices.
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
Cautionary Note About Forward-Looking Statements
This report, as well as our annual report to shareholders, quarterly reports and other filings we make with the SEC, press and earnings releases and other written and oral communications, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates” and other similar words or expressions, or the negative thereof, generally can be used to help identify these forward-looking statements. Examples of forward-looking statements include statements relating to our future financial condition and operating results, as well as any other statement that does not directly relate to any historical or current fact. Forward-looking statements are based on expectations and assumptions that we believe to be reasonable when made, but that may not prove to be accurate.
Forward-looking statements are not guarantees and are subject to risks, uncertainties and changes in circumstances that are difficult to predict. Many factors, including those set forth in the “Risk Factors” section below and other important factors disclosed in this report and from time to time in our other filings with the SEC, could cause actual results to differ materially and adversely from these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we assume no obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

Item 1A. Risk Factors
An investment in our securities involves risks and uncertainties, including those described below, which can materially affect our business, financial position, results of operations and cash flows. These risk factors should be carefully reviewed in conjunction with the other information in this report, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to Our Business and Operations
We depend heavily on commercial airlines, subjecting us to unique risks.
Market conditions have a significant impact on demand for our commercial aircraft and related services. The commercial aircraft market is predominantly driven by long-term trends in airline passenger and cargo traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability in both developed and emerging markets. Demand for our commercial aircraft is further influenced by additional factors including airline profitability, availability of aircraft financing, trade policies, geopolitics, technological advances, price and other competitive factors, fuel prices, inflationary pressures, terrorism, pandemics, epidemics, sustainability-related preferences, environmental regulations, and reputational factors. Historically, the airline industry has been cyclical and very competitive and has experienced significant profit swings and constant challenges to be more cost competitive. Significant deterioration in the global economic environment, the airline industry generally or the financial stability of one or more of our major customers could result in fewer new orders for aircraft or services, or could cause customers to seek to postpone or cancel contractual orders and/or payments to us, which could result in lower revenues, profitability and cash flows and a reduction in our contractual backlog. In addition, because our commercial aircraft backlog consists of aircraft scheduled for delivery over a period of several years, any of these macroeconomic, industry or customer impacts could affect deliveries over a long period.
We enter into firm fixed-price aircraft sales contracts with indexed price escalation clauses, which subjects us to losses if we have cost overruns or if increases in our costs exceed the applicable escalation rate. Commercial aircraft sales contracts are typically entered into years before the aircraft are delivered. In order to help account for economic fluctuations between the contract date and delivery date, aircraft pricing generally consists of a fixed amount as modified by price escalation formulas derived from labor, commodity and other price indices. Our revenue estimates are based on current expectations with respect to these escalation formulas, but the actual escalation amounts are outside of our control. Escalation factors can fluctuate significantly from period to period. Changes in escalation amounts can significantly impact revenues and operating margins in our BCA business.
We derive a significant portion of our revenues from a limited number of commercial airlines. We can make no assurance that any customer will exercise purchase options, fulfill existing purchase commitments or purchase additional products or services from us. In addition, fleet decisions, airline consolidations or financial challenges involving any of our major commercial airline customers could significantly reduce our revenues and limit our opportunity to generate profits from those customers. Airlines also are experiencing increased fuel and other costs, and the global economy has experienced and may continue to experience high inflation.
Our Commercial Airplanes business depends on our ability to maintain a healthy production system, ensure every airplane in our production system conforms to exacting specifications,

achieve planned production rate targets, successfully develop and certify new aircraft or new derivative aircraft, and meet or exceed stringent performance and reliability standards.
The commercial aircraft business is extremely complex, involving extensive coordination and integration with suppliers, highly-skilled labor performed by thousands of employees of ours and other partners, and stringent and evolving regulatory requirements and performance and reliability standards. We have experienced and may continue to experience production quality issues, including in our supply chain.
For example, as a result of the Alaska Airlines 737-9 accident in January 2024, the FAA investigated the 737 quality control system, including Spirit, and increased its oversight of our production and quality and safety management systems. The FAA identified multiple instances where we and Spirit failed to comply with manufacturing quality control requirements. As part of our plan to improve safety and quality and to address the issues identified by the FAA, we slowed 737 production rates and delayed planned production rate increases to reduce traveled work in our factory and at our suppliers. These actions significantly impacted our financial position, results of operations and cash flows during the year ended December 31, 2024, and are expected to continue to impact our financial position, results of operations and cash flows as we work to increase production and improve factory performance.
The introduction of new aircraft programs and/or derivatives, such as the 777X, 737-7 and 737-10, involves risks associated with meeting development, testing, certification and production schedules. We are following the lead of the FAA as we work through the certification process, and the FAA will ultimately determine the timing of certification and entry into service. There have been delays on each of these development programs and if we experience additional delays in achieving certification, our financial position, results of operations and cash flows would be adversely impacted.
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
Operational challenges impacting the production system for one or more of our commercial aircraft programs could result in additional production delays and/or failure to meet customer demand for new aircraft, either of which would negatively impact our revenues and operating margins. Our commercial aircraft production system is extremely complex. Operational issues, including delivery and/or certification delays or defects in supplier components, failure to meet internal performance plans, or delays or failures to achieve required regulatory approval, results in additional out-of-sequence work and increased production costs, as well as delayed deliveries to customers, impacts to aircraft performance and/or increased warranty or fleet support costs. We and our suppliers are experiencing supply chain disruptions and constraints, labor instability and inflationary pressures. We continue to monitor the health and stability of the supply chain. These factors have and may continue to reduce overall productivity and adversely impact our financial position, results of operations and cash flows.

If our commercial aircraft fail to satisfy performance and reliability requirements and/or potentially required sustainability standards, we could face additional costs and/or lower revenues. Developing and manufacturing commercial aircraft that meet or exceed our performance and reliability standards and/or potentially required sustainability standards, as well as those of customers and regulatory agencies, is costly and technologically challenging. These challenges are particularly significant with newer aircraft programs. Any failure of any Boeing aircraft to satisfy performance or reliability requirements could result in disruption to our operations, higher costs and/or lower revenues.
Changes in levels of U.S. government defense spending or acquisition priorities, as well as significant delays in U.S. government appropriations, could negatively impact our business, financial position and results of operations.
We derive a substantial portion of our revenue from the U.S. government, primarily from defense related programs with the United States Department of Defense (U.S. DoD) and contracts with other government agencies, including NASA. Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors such as the evolving nature of the national security threat environment, U.S. national security strategy, U.S. foreign policy, the domestic political environment, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills. The government may also constrain discretionary spending by instituting enforceable spending caps.
The timeliness of annual appropriations for U.S. government departments and agencies remains a recurrent risk. Congress may fund government departments and agencies with one or more continuing resolutions, which could delay new programs or competitions and/or negatively impact the execution of certain program activities. A lapse in appropriations for government departments or agencies would result in a full or partial government shutdown, which could impact our operations. In the event of a prolonged shutdown, requirements to furlough employees in the U.S. DoD, the Department of Transportation, including the FAA, or other government agencies could result in payment delays, impair our ability to deliver commercial airplanes or perform work on existing contracts, delays in the certification of new aircraft or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays. There is uncertainty regarding which government functions would shut down or continue operations during a lapse in appropriations, and corresponding uncertainty regarding the extent or magnitude of potential impacts to our operations. For additional information on U.S. government appropriations and budgets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Considerations – U.S. Government Funding” on page 31 of this Form 10-K.
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
We rely on other companies, including U.S. and non-U.S. subcontractors and suppliers, to provide and produce raw materials, integrated components and sub-assemblies, and production commodities and to perform some of the services that we provide to our customers. Many of our suppliers are experiencing inflationary pressures, as well as resource constraints and disruptions due to production quality issues, global supply chain constraints, and labor instability. If one or more of our suppliers or subcontractors continue to experience financial difficulties, delivery delays or other performance problems, we may be unable to meet commitments to our customers and our financial position, results of operations and cash flows may continue to be adversely impacted. In addition, if one or more of the raw materials on which we depend (such as aluminum, titanium or composites) becomes unavailable to us or our suppliers, or is available only at very high prices, including as a result of increased tariffs and trade restrictions, or has quality issues or defects, we may be unable to deliver one or more of our products in a timely fashion or at budgeted costs. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geopolitical developments, or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.
Some of our and our suppliers’ workforces are represented by labor unions. Work stoppages by our employees have adversely affected and could continue to adversely affect our business, financial condition, results of operations and/or cash flows. Future work stoppages by our or our suppliers’ employees could also adversely impact our business.
Approximately 58,000 employees, which constitute 34% of our total workforce, were union represented as of December 31, 2024 under collective bargaining agreements with varying durations and expiration dates. As of December 31, 2024, we had 9 unions in the U.S. with 27 independent agreements and 18 employee representative bodies internationally, and we cannot predict how stable our union relationships will be or whether we will be able to meet the unions’ requirements. On September 12, 2024, our contract with IAM 751, which represents over 30,000 Boeing manufacturing employees primarily located in Washington state, expired and 96% of IAM 751 members voted to initiate a strike. On November 4, 2024, members of IAM 751 voted to ratify a new contract, thereby ending the strike. As a result of the strike, production of our commercial aircraft, other than the 787 production in Charleston, and certain of our Defense, Space & Security products halted, adversely impacting our business and financial position. Net cash used by operating activities for the year ended December 31, 2024, was $12.1 billion and we expect further negative operating cash flows to continue in future quarters as we work to ramp up production and deliveries. The new contract with IAM 751 and pay enhancements for certain non-union employees is adversely impacting our financial position, results of operations and cash flows. We may experience additional work stoppages in the future, which could adversely affect our business.
The unions may also limit our flexibility in managing our workforce and operations. Union actions at suppliers also affect us. Work stoppages and instability in our union relationships delay the production and/or development of our products, which could strain relationships with customers and result in lower revenues.
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
In 2024, non-U.S. customers, which include foreign military sales (FMS), accounted for approximately 46% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. We are subject to risks of doing business internationally, including:
•changes in regulatory requirements or other executive branch actions, such as Executive Orders;
•changes in the global trade environment, including potential deterioration in geopolitical or trade relations between countries;
•disputes with authorities in non-U.S. jurisdictions, including international trade authorities;
•tariffs, duties or penalties attributable to the importation of raw materials, parts, products and services, which could impact sales and/or delivery of products and services outside the U.S. and/or impose costs on us, our suppliers or our customers;
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
With respect to each of our commercial aircraft programs, inventoriable production costs (including overhead), program tooling and other non-recurring costs and routine warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts limited by the ability to make reasonably dependable estimates. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced and (c) the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs for the total program. Changes to customer or model mix, production costs and rates, learning curve, changes to price escalation indices, costs of derivative aircraft, supplier performance, customer and supplier negotiations/settlements, supplier claims and/or certification issues can impact these estimates. Estimation of the accounting quantity for a program takes into account several factors including firm orders, letters of intent from prospective customers and market studies. In addition, on development programs such as the 777X, 737-7 and 737-10, we are subject to risks with respect to the timing and conditions of aircraft certification, including potential gaps between when aircraft are certified in various jurisdictions, changes in certification processes and our estimates with respect to the timing of future certifications, which could have an impact on overall program status. Any such change in estimates relating to program accounting may adversely affect future financial performance.
Because of the significance of the judgments and estimation processes described above, materially different revenues and profit amounts could be recorded if we used different assumptions, revised our estimates, or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical

Accounting Estimates – Accounting for Long-term Contracts/Program Accounting” on pages 49 - 51 and Note 1 to our Consolidated Financial Statements on pages 60 - 70 of this Form 10-K.
Our pending acquisition of Spirit AeroSystems Holdings, Inc. (Spirit) subjects us to various risks and uncertainties, including risks that we may not complete the acquisition or realize the anticipated benefits in the expected timeframe or at all.
On June 30, 2024, we entered into an Agreement and Plan of Merger (Merger Agreement) to acquire Spirit in an all-stock transaction that will include the assumption of Spirit's net debt at closing. Completion of our acquisition of Spirit is subject to a number of conditions set forth in the Merger Agreement. On January 31, 2025, Spirit’s stockholders approved the Merger Agreement and the related transactions. Some of the remaining conditions, such as certain regulatory approvals and the ability of Spirit to enter into definitive agreements relating to the disposition of Spirit operations related to certain Airbus commercial work packages and consummate the related transactions, are beyond our control, which make the completion of our acquisition of Spirit (and the timing thereof) uncertain. In addition, if Spirit or Boeing exercise certain termination rights included in the Merger Agreement, the acquisition will not be consummated. Furthermore, the governmental authorities from which regulatory approvals related to the acquisition are required may impose burdensome or unacceptable conditions on the completion of the acquisition, require changes to the terms of the Merger Agreement, or prevent or delay the consummation of the acquisition. If the acquisition is not completed, our ongoing business may be adversely affected and we will be subject to a number of risks, including expenditure of time and resources, negative reactions from stakeholders, and potential stock price fluctuations. If we are successful in completing the acquisition, we will be subject to other risks, including those related to the assumption of Spirit's net debt and other obligations at closing, which could adversely impact our financial position, results of operations and cash flows. Difficulties in integrating Spirit may result in the failure to realize anticipated benefits of the acquisition (including anticipated synergies and quality improvements) in the expected timeframe or at all, as well as operational challenges, the diversion of management’s attention from other ongoing business concerns, and unforeseen expenses, which may have an adverse impact on our operations and our financial position, results of operations, and cash flows. For additional information on the acquisition, see Note 2 to our Consolidated Financial Statements.
We may not realize the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures.
As part of our business strategy, we may merge with or acquire businesses and/or form joint ventures and strategic alliances. Whether we realize the anticipated benefits from these acquisitions, including our acquisition of Spirit, and related activities depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected by unanticipated performance issues, legacy liabilities, cybersecurity issues or vulnerabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. Consolidations of joint ventures could also impact our reported results of operations or financial position. We also may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as through guarantees or other financial arrangements, following the transaction. Nonperformance by those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write-downs.

Risks Related to Our Contracts
We conduct a significant portion of our business pursuant to U.S. government contracts, which are subject to unique risks.
In 2024, 42% of our revenues were earned pursuant to U.S. government contracts, which include Foreign Military Sales (FMS) through the U.S. government. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.
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
The U.S. government may modify, curtail or terminate one or more of our contracts. The U.S. government contracting party may modify, curtail or terminate its contracts and subcontracts with us, without prior notice and either at its convenience or for default based on performance. In addition, funding pursuant to our U.S. government contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to changes in U.S. national security strategy and/or priorities, fiscal constraints, including enforceable spending caps, a sequester or a lack of funding available to pay incurred obligations, or for other reasons. Further uncertainty with respect to ongoing programs could result in the U.S. government financing its operations through temporary funding measures such as “Continuing Resolutions” rather than full-year appropriations. Any loss or anticipated loss or reduction of expected funding and/or modification, curtailment or termination of one or more large programs could have a material adverse effect on our financial position, results of operations and/or cash flows.
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
Our BDS and BGS defense businesses generated approximately 54% and 63% of their 2024 revenues from fixed-price contracts. Fixed-price development contracts subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. For example, during the year ended December 31, 2024, BDS recorded $5.0 billion of additional losses on its five most significant fixed-price development programs (KC-46A Tanker, T-7A Red Hawk, Commercial Crew, VC-25B Presidential Aircraft, and MQ-25). We continue to experience production disruptions and inefficiencies due to technical challenges, supplier disruption and factory performance. These factors have contributed to significant earnings charges on a number of fixed-price development programs which are expected to adversely affect cash flows in future periods, and may result in future earnings charges and adverse cash flow effects. Higher supplier pricing, the IAM 751 work stoppage, higher labor costs and an inexperienced workforce also contributed to earnings charges and lower earnings in 2024. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. The long-term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance, which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.
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
Our BDS and BGS defense businesses generated approximately 46% and 37% of their 2024 revenues from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily reduced award or incentive fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Examples of programs with cost-type contracts include Ground-based Midcourse Defense, Proprietary and Space Launch System programs.
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
Risks Related to Technology, Security and Business Disruptions
Managing a complex, global IT infrastructure exposes us to a variety of risks that could negatively impact our business.
Our company runs on a complex global technology infrastructure consisting of millions of physical and digital systems dispersed around the world and managed by different parts of the business. This decentralized model exposes us to a variety of risks. For example, integrating and maintaining interoperability across numerous, geographically dispersed systems may result in inefficiencies, increased costs, and operational disruptions. Further, ineffective monitoring or inconsistent policies across systems may result in errors, fraud, or noncompliance with regulatory requirements. Decentralized systems also may increase the risk of unauthorized access, data breaches, or noncompliance with data privacy laws and other regulatory requirements governing the handling and control of sensitive data.
Compromised or unauthorized access of our, our customers’ and/or our suppliers’ systems or data could negatively impact our business.
We face various cybersecurity threats, including attempts to gain unauthorized access to our systems and networks, denial-of-service attacks, threats to our information technology infrastructure, ransomware and phishing attacks, and attempts to gain unauthorized access to our company-, customer- and employee-sensitive information. These threats come from a variety of actors some of which are highly organized and sophisticated such as nation-state actors and criminal enterprises. In addition, the techniques used in cyberattacks evolve rapidly, including from emerging technologies, such as advanced forms of automation and artificial intelligence. As cyber threats increase in volume and sophistication, the risk to the security of these systems and networks – and to the confidentiality, integrity, and availability of the data they house – continues to evolve, requiring constant vigilance and concerted, company-wide risk management efforts.
A cyber-related attack or security breach, whether experienced directly or through our supply chain or third party-service providers, could, among other serious consequences, result in loss of intellectual property; allow unauthorized access to or cause the publication of various categories of sensitive, proprietary or customer data; cause disruption or degradation of our business operations; compromise our products or services; and/or result in reputational harm. There is no guarantee that our controls, policy enforcement mechanisms, monitoring systems or contractual arrangements will be sufficient to prevent or mitigate the risk of cyber-related attack or incident, or allow us to detect, report or respond adequately in a timely manner.
We have experienced, and may in the future experience, whether directly or through our supply chain, third-party service providers or other channels, cyber-related incidents. While prior cyber-related attacks and incidents (including those at our wholly-owned subsidiaries Boeing Distribution, Inc. in 2023 and Jeppesen, Inc. in 2022) have not materially affected our business strategy, results of operations or financial condition, there is no guarantee that a future cyber-related attack or incident would not result in significant operational, regulatory, or financial impacts that could materially affect our business strategy, results of operations or financial condition.
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
We are involved in a number of litigation matters. These matters divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits, or future lawsuits, could have a material impact on our financial position and results of operations. In addition, we are subject to extensive regulation under the laws of the United States and its various states, as well as other jurisdictions in which we operate and/or market our products. As a result, we are subject to government inquiries and investigations due, among other things, to our business relationships with the U.S. government, the heavily regulated nature of our industry, accidents involving our products and in the case of environmental proceedings, our current or past ownership of certain property. Any such inquiry or investigation could result in an adverse ruling against us, which could have a material impact on our financial position, results of operations and/or cash flows. For additional information about legal proceedings, investigations and inquiries, see Note 22 to our Consolidated Financial Statements.
Our operations expose us to the risk of material environmental liabilities.
We are subject to various U.S. federal, state, local and non-U.S. laws and regulations related to environmental protection, including the utilization, discharge, treatment, storage, disposal and remediation of pollutants, hazardous substances and wastes. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In some cases, we are subject to such costs due to environmental impacts attributable to our current or past manufacturing operations or the operations of companies we have acquired. In other cases, we are subject to such costs due to an indemnification agreement between us and a third party relating to such environmental liabilities. In all cases, our current liabilities and ongoing cost assessments are based on current laws and regulations. New laws and regulations, more stringent enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation requirements could result in additional costs. For additional information relating to environmental contingencies, see Note 14 to our Consolidated Financial Statements.
We may be adversely affected by global climate change or by legal, regulatory or market responses to such change.
Increasing stakeholder environmental, social and governance (ESG) expectations, physical and transition risks associated with climate change, emerging ESG regulation, contractual requirements, and policy requirements may pose risk to our market outlook, brand and reputation, financial outlook, cost of capital, global supply chain and production continuity, which may impact our ability to achieve long-term business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our products, require new or additional investments in production systems or product designs, result in additional carbon offset investments or otherwise negatively impact our business and/or competitive position. Increasingly stringent aircraft performance standards and requirements including but not limited to manufacturing and product air pollutant emissions, potential carbon pricing mechanisms, and sustainability disclosure requirements in the U.S. and other jurisdictions may result in increased costs or reputational risks and could limit our ability to manufacture and/or market certain of our products at acceptable costs, or at all. For example, certain jurisdictions including the State of California and the European Union have enacted legislation which require more stringent greenhouse gas emissions and climate risk reporting. Physical impacts of climate change, increasing global chemical restrictions and bans, and water and waste requirements may drive increased costs to us and our suppliers and impact our production continuity and data facilities.
From time to time, in alignment with our sustainability priorities, we establish and publicly announce goals and commitments to improve our environmental performance, within our products and/or operations. If we fail to achieve or inadequately report our progress toward achieving such goals and commitments, the resulting negative publicity could adversely affect our reputation and/or our access to capital.
Risks Related to Financing and Liquidity
We may be unable to effectively manage our liquidity, which could adversely affect our business, financial position and results of operations.
We depend, in part, on our ability to successfully access the capital and financial markets to fund our operations and contractual commitments. Net cash used by operating activities for the year ended December 31, 2024 was $12.1 billion and we expect negative operating cash flows to continue in future quarters as we work to ramp up commercial airplanes production. As of December 31, 2024, our debt totaled $53.9 billion, of which approximately $13.6 billion of principal payments on outstanding debt are scheduled to become due over the next three years, and our airplane financing commitments totaled $17.1 billion. In addition, we will assume Spirit’s net debt upon the closing of our acquisition of Spirit, which is expected to occur later this year. We also expect to require up to $345 million of cash per year for the payment of dividends on the outstanding shares of our 6.00% Series A Mandatory Convertible Preferred Stock (Mandatory convertible preferred stock), through the mandatory conversion date of October 15, 2027. Dividends accumulate at a rate per annum equal to 6.00% on the liquidation preference thereof, which is $1,000.00 per share, payable when, as and if declared by our Board of Directors. The dividends, if declared, can be paid in cash, or subject to certain limitations, in shares of our common stock, or a combination of both. Any unpaid dividends will continue to accumulate. If dividends have not been declared and paid for six or more dividend periods, whether or not for consecutive dividend periods, the holders of such shares of Mandatory convertible preferred stock, will be entitled at our next annual or special meeting of shareholders to vote for the election of two additional members of our Board of Directors, subject to certain limitations. If we require additional capital to support our operations, pay off existing debt, address impacts to our business related to market developments, fund dividend payments or outstanding financing commitments or meet other business requirements, we may need to refinance or restructure our debt, reduce or delay capital investments, or issue equity, equity-linked or debt securities, and these activities could have terms that are unfavorable or could be dilutive. If we are unable to access the capital or financial markets at competitive rates, on terms acceptable to us or in sufficient amounts, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our business, financial position and results of operations would be adversely affected.
We have in the past experienced and could in the future experience further downgrades in our credit ratings. Any such downgrades, as well as other factors including disruptions or declines in the global capital markets, a decline in our financial performance or outlook, a delay in our ability to ramp up production and deliveries, and changes in demand for our products and services, could increase the cost of borrowing, jeopardize our ability to incur debt on terms acceptable to us, and negatively impact our access to the capital and financial markets and our ability to fund our operations and commitments. We cannot be assured that we will be able to maintain an investment grade rating, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may impact us in a similar manner and have a negative impact on our liquidity, financial position, and access to the capital or financial markets.

Substantial pension and other postretirement benefit obligations have a material impact on our earnings, shareholders’ equity and cash flows from operations, and could have significant adverse impacts in future periods.
Many of our employees have earned benefits under defined benefit pension plans. Potential pension contributions include both mandatory amounts required under the Employee Retirement Income Security Act and discretionary contributions to improve the plans' funded status. The extent of future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions as well as on our annual pension costs and/or result in a significant change to shareholders' equity. For U.S. government contracts, we allocate pension costs to individual contracts based on U.S. Cost Accounting Standards (CAS), which can also affect contract profitability. We also provide other postretirement benefits to certain of our employees, consisting principally of health care coverage for eligible retirees and qualifying dependents. Our estimates of future costs associated with these benefits are also subject to assumptions, including estimates of the level of medical cost increases. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Pension Plans” on page 51 of this Form 10-K. Although under Generally Accepted Accounting Principles in the United States of America (GAAP) the timing of periodic pension and other postretirement benefit expense and plan contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash or stock we would contribute to our plans.
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
A significant portion of our customer financing portfolio, which is comprised of financing receivables and operating lease equipment, is concentrated among certain customers and in distinct geographic regions. Our portfolio is also concentrated by varying degrees across Boeing aircraft product types, most notably 717 aircraft, and among customers that we believe have less than investment-grade credit. If one or more customers holding a significant portion of our portfolio assets experiences financial difficulties or otherwise defaults on or does not renew its leases with us at their expiration, and we are unable to redeploy the aircraft on reasonable terms, our financial position, results of operations and/or cash flows could be materially adversely affected.

The issuance of common stock upon the closing of the Spirit acquisition and upon conversion of our Mandatory convertible preferred stock, and the possibility of the sale or issuance of our common stock in the future, could cause dilution to the interests of our existing shareholders.
On the terms and subject to the conditions set forth in the Merger Agreement, each share of Spirit common stock will be exchanged for a number of shares of our common stock equal to an exchange ratio between 0.18 and 0.25, calculated as $37.25 divided by the volume weighted average share price of our shares over the 15-trading-day period ending on the second trading day prior to the closing (subject to a floor of $149.00 per share and a ceiling of $206.94 per share). In addition, unless earlier converted, each outstanding share of Mandatory convertible preferred stock will automatically convert for settlement on or about October 15, 2027, into between 5.8280 and 6.9940 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to October 15, 2027, a holder of Mandatory convertible preferred stock may convert one share of such stock into a number of shares of common stock equal to the minimum conversion rate of 5.8280, subject to certain anti-dilution and other adjustments. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise or settlement of equity awards. Collectively, these issuances or potential future issuances of common stock could be significant and will dilute the interests of our existing shareholders.
Our common stock ranks junior to the Mandatory convertible preferred stock with respect to dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs.
Our common stock ranks junior to the Mandatory convertible preferred stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up of our affairs. This means that, unless accumulated dividends have been paid or set aside for payment on all the outstanding Mandatory convertible preferred stock through the most recently completed dividend period, no dividends may be declared or paid on our common stock subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up of our affairs, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Mandatory convertible preferred stock a liquidation preference equal to $1,000.00 per share plus accumulated and unpaid dividends.
Item 1B. Unresolved Staff Comments
None.
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
As part of our cybersecurity risk management process, we conduct “tabletop” exercises during which we simulate cybersecurity incidents to ensure that we are prepared to respond to such an incident and to highlight any areas for potential improvement in our cyber incident preparedness. In addition, all employees are required to complete a mandatory cybersecurity training course on an annual basis and receive monthly phishing simulations to provide “experiential learning” on how to recognize phishing attempts.
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
We have experienced, and may in the future experience, whether directly or through our supply chain or other channels, cybersecurity incidents. While prior incidents have not materially affected our business strategy, results of operations or financial condition, and although our processes are designed to help prevent, detect, respond to, and mitigate the impact of such incidents, there is no guarantee that a future cyber incident would not materially affect our business strategy, results of operations or financial condition. See “Risks Related to Technology, Security and Business Disruptions” in “Risk Factors” on pages 14 - 15 of this Form 10-K.
Governance
Our Board of Directors has overall responsibility for risk oversight, with its committees assisting the Board in performing this function based on their respective areas of expertise. Our Board of Directors has delegated oversight of risks related to cybersecurity to two Board committees, the Audit Committee and the Aerospace Safety Committee, and each committee reports on its activities and findings to the full Board after each meeting. The Audit Committee is charged with reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks. Our Chief Information Digital Officer and Senior Vice President, Information Technology & Data Analytics (CIDO) and our Chief Security Officer (CSO) provide presentations to the Audit Committee on cybersecurity risks at each of its bimonthly meetings. These briefings include assessments of cyber risks, the threat landscape, updates on incidents, and reports on our investments in cybersecurity risk mitigation and governance. In addition, the Audit Committee has designated one of its members with expertise in cyber risk management to meet regularly with management and review our cybersecurity strategy and key initiatives and progress toward our objectives. In the event of a potentially material cybersecurity event, the Chair of the Audit Committee is notified and briefed, and meetings of the Audit Committee and/or full Board of Directors would be held, as appropriate. The Aerospace Safety Committee provides oversight of the risks from cybersecurity threats related to our aerospace products and services. The Aerospace Safety Committee receives regular updates and reports from senior management, including the Chief Engineer, the Chief Aerospace Safety Officer, and the Chief Product Security Engineer, who provide briefings on significant cybersecurity threats or incidents that may pose a risk to the safe operation of our aerospace products. Both committees brief the full Board on cybersecurity matters discussed during committee meetings, and the CIDO provides annual briefings to the Board on information technology and data analytics related matters, including cybersecurity.
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
Trent Cox, Vice President of Product and Business Operations, is serving as our interim CSO. In that role, he chairs the Council and is responsible for overseeing a unified security program that provides cybersecurity, fire and protection operations, physical security, insider threat, and classified security. Mr. Cox has over 25 years of experience in the aerospace and defense industry, including, prior to joining Boeing in 2024, Chief Information Officer of Raytheon UK, Deputy CIO and Executive Director of Collins Aerospace and Raytheon Intelligence and Space, and Executive Director for Program Execution for the Raytheon Missile Systems businesses. He reports directly to the CIDO and meets regularly with other members of senior management and the Audit Committee.
The Council also includes, among other senior executives, our CIDO, Chief Engineer, Chief Information Officer, Chief Aerospace Safety Officer and Chief Product Security Engineer, who each have several decades of business and senior leadership experience managing risks in their respective fields, collectively covering all aspects of cybersecurity, data and analytics, product security engineering, enterprise engineering, safety and the technical integrity of our products and services.
The Council meets monthly and updates key members of the Company’s Executive Council on progress towards specific cybersecurity objectives. A strong partnership exists between Information Technology, Enterprise Security, Corporate Audit, and Law so that identified issues are addressed in a timely manner and incidents are reported to the appropriate regulatory bodies as required.
Item 2. Properties
We had approximately 94 million square feet of floor space on December 31, 2024 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 86% was located in the United States. The following table provides a summary of the floor space by business as of December 31, 2024:

(Square feet in thousands)	Owned	Leased	Government Owned	Total
Commercial Airplanes	40,073	11,011		51,084
Defense, Space & Security	24,166	4,752		28,918
Global Services	1,256	7,354		8,610
Other(1)	2,158	3,099	315	5,572
Total	67,653	26,216	315	94,184
(1) Other includes sites used for corporate offices, enterprise research and development and common internal services.

At December 31, 2024, the combined square footage at the following major locations totaled more than 88 million square feet:
•Commercial Airplanes – Greater Seattle, WA; China; Greater Charleston, SC; Greater Los Angeles, CA; Greater Portland, OR; Greater Salt Lake City, UT; Australia; Canada; Malaysia; and Mexico
•Defense, Space & Security – Greater St. Louis, MO; Greater Seattle, WA; Greater Los Angeles, CA; Philadelphia, PA; Mesa, AZ; Huntsville, AL; Oklahoma City, OK; Heath, OH; Australia; Greater Washington, DC; Houston, TX; Kennedy Space Center and Greater Portland, OR
•Global Services – San Antonio, TX; Greater Dallas, TX; Jacksonville, FL; Great Britain; Greater Miami, FL; China; and Germany
•Other – India; Chicago, IL; Greater Los Angeles, CA; and Greater Washington, DC.
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
Item 3. Legal Proceedings
We incorporate by reference into this Item our disclosures made in Note 22 to our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. As of January 27, 2025, there were 80,843 common shareholders of record.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2024, of our common stock, which is registered by us pursuant to Section 12 of the Exchange Act:
(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2024 thru 10/31/2024	25,899	$152.30
11/1/2024 thru 11/30/2024	738	151.66
12/1/2024 thru 12/31/2024	39,360	161.89
Total	65,997	$158.01
(1)A total of 65,997 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
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
As a result of the accident, the FAA performed an investigation into the 737 quality control system. In the second quarter of 2024, we submitted a comprehensive safety and quality plan to the FAA to address the issues identified. As part of our plan to improve quality and safety and to address the issues identified, we slowed production rates and delayed planned production rate increases to reduce traveled work in our factory, as well as at our suppliers. We also began taking additional actions to improve safety and quality, which include investing in workforce training, simplifying plans and processes, eliminating defects, and enhancing our safety and quality culture.
The Alaska Airlines accident and our resulting actions, including slowing production, to improve compliance with our manufacturing quality control requirements significantly impacted our financial position, results of operations and cash flows during 2024.
On November 4, 2024, the International Association of Machinists and Aerospace Workers District 751 (IAM 751) voted to ratify a new contract, thereby ending the work stoppage initiated on September 13, 2024, which paused production of certain commercial aircraft models (737, 767, 777 and 777X aircraft) as well as production of commercial derivative aircraft for our Defense, Space & Security business (KC-46A Tanker and P-8A Poseidon). Production for all programs resumed in December 2024.
The IAM 751 work stoppage significantly reduced aircraft deliveries in the second half of 2024. The new contract with IAM 751 and pay enhancements for certain non-union employees is adversely impacting our financial position, results of operations and cash flows.

Business Environment and Trends
In 2024, global air traffic continued to expand beyond 2019 levels with domestic travel continuing to be the most robust and the single-aisle market following closely. International travel also surpassed pre-pandemic levels during 2024 and the wide-body market continues to improve with the international travel recovery. The transition in the international commercial market from recovery to normal market conditions is continuing to progress as China international travel remains below 2019 levels. We are experiencing strong demand from our airline customers globally.
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
Airline financial performance, which influences demand for new capacity, has benefited from the resilient demand for travel. The International Air Transport Association (IATA) is estimating 2024 industry-wide net profits of $31.5 billion, up from its forecast of $25.7 billion a year ago, primarily driven by North America, Europe and the Middle East. For 2025, IATA is forecasting $36.6 billion in net profits for the industry globally. The overall outlook continues to stabilize as we face uncertainties in the environment in the near- to medium-term as airlines are facing persistently high and volatile costs. The global economy is expecting a continued easing of inflation and interest rates, with regional economic and geopolitical difficulties adding uncertainty to the outlook and the financial viability of some airlines and regions.
The long-term outlook for the industry remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our Commercial Market Outlook forecast projects a 3.2% growth rate in the global fleet over a 20-year period. Based on long-term global economic growth projections of 2.6% in average annual gross domestic product, we project demand for approximately 43,975 new airplanes over the next 20 years. The industry remains vulnerable to exogenous developments including fuel price spikes, potential new or increased tariffs, changing energy policies, credit market shocks, acts of terrorism, natural disasters, conflicts, epidemics, pandemics and increased global environmental regulations.
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

Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)
Years ended December 31,	2024	2023	2022
Revenues	$66,517	$77,794	$66,608

GAAP
Loss from operations	($10,707)	($773)	($3,519)
Operating margins	(16.1)%	(1.0)%	(5.3)%
Effective income tax rate	3.1%	(11.8)%	(0.6)%
Net loss attributable to Boeing shareholders	($11,817)	($2,222)	($4,935)
Diluted loss per share	($18.36)	($3.67)	($8.30)

Non-GAAP (1)
Core operating loss	($11,811)	($1,829)	($4,662)
Core operating margins	(17.8)%	(2.4)%	(7.0)%
Core loss per share	($20.38)	($5.81)	($11.06)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 46 - 48 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Commercial Airplanes	$22,861	$33,901	$26,026
Defense, Space & Security	23,918	24,933	23,162
Global Services	19,954	19,127	17,611
Unallocated items, eliminations and other	(216)	(167)	(191)
Total	$66,517	$77,794	$66,608
Revenues decreased by $11,277 million in 2024 compared with 2023 driven by lower revenues at BCA and BDS, partially offset by higher revenues at BGS. BCA revenues decreased by $11,040 million primarily driven by lower deliveries across all programs and 737-9 customer considerations related to the January 2024 grounding. BDS revenues decreased by $1,015 million primarily due to higher net unfavorable cumulative contract catch-up adjustments on major fixed-price development programs. BGS revenues increased by $827 million primarily due to higher commercial services revenue.
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
We expect that revenues will continue to be significantly impacted until deliveries ramp up, the global supply chain stabilizes, and labor instability diminishes.

Loss From Operations
The following table summarizes Loss from operations:

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Commercial Airplanes	($7,969)	($1,635)	($2,341)
Defense, Space & Security	(5,413)	(1,764)	(3,544)
Global Services	3,618	3,329	2,727
Segment operating loss	(9,764)	(70)	(3,158)
Unallocated items, eliminations and other	(2,047)	(1,759)	(1,504)
Pension FAS/CAS service cost adjustment	811	799	849
Postretirement FAS/CAS service cost adjustment	293	257	294
Loss from operations (GAAP)	($10,707)	($773)	($3,519)
FAS/CAS service cost adjustment(1)	(1,104)	(1,056)	(1,143)
Core operating loss (Non-GAAP)(2)	($11,811)	($1,829)	($4,662)
(1)    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
(2)    Core operating loss is a non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 46 - 48.
Loss from operations increased by $9,934 million in 2024 compared with 2023. BCA loss from operations increased by $6,334 million primarily due to reach-forward losses on the 777X and 767 programs, 737-9 customer considerations related to the January 2024 grounding, lower deliveries, and lower margins driven by production disruption including the IAM 751 work stoppage and new agreement, and higher research and development expense, partially offset by lower abnormal production costs. BDS loss from operations increased by $3,649 million compared to the same period in 2023 primarily due to higher net unfavorable cumulative contract catch-up adjustments in 2024 on major fixed-price development programs. BGS earnings from operations increased by $289 million in 2024 compared with 2023 primarily due to higher commercial services revenue. Loss from operations on Unallocated items, eliminations and other increased by $288 million in 2024 primarily due to an increase in eliminations and other unallocated items expense, partially offset by an increase in share-based plans income.
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
Core operating loss increased by $9,982 million in 2024 compared with 2023 and decreased by $2,833 million in 2023 compared with 2022 primarily due to changes in Segment operating loss as described above.

Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other (expense)/income are shown in the following table:

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Share-based plans	$171	$62	($114)
Deferred compensation	(114)	(188)	117
Amortization of previously capitalized interest	(93)	(95)	(95)
Research and development expense, net	(377)	(315)	(278)
Eliminations and other unallocated items	(1,634)	(1,223)	(1,134)
Unallocated items, eliminations and other	($2,047)	($1,759)	($1,504)
Share-based plans income increased by $109 million in 2024 primarily due to fewer outstanding share-based awards in 2024 and the timing of corporate allocations. Share-based plans expense decreased by $176 million in 2023 primarily due to fewer share-based grants and the timing of corporate allocations.
Deferred compensation expense decreased by $74 million in 2024 primarily driven by changes in our stock price. Deferred compensation expense increased by $305 million in 2023 primarily driven by changes in broad stock market conditions.
Research and development expense increased by $62 million in 2024 and $37 million in 2023 primarily due to increased spending on enterprise product development.
Eliminations and other unallocated items expense increased by $411 million in 2024 primarily due to a second quarter earnings charge of $244 million that reflects a fine that would be paid if an agreement with the U.S. Department of Justice is approved by the federal district court. Eliminations and other unallocated items was largely unchanged in 2023 compared to 2022.
Net periodic pension benefit costs included in Loss from operations were as follows:

(Dollars in millions)	Pension
Years ended December 31,	2024	2023	2022
Allocated to business segments	($816)	($801)	($852)
Pension FAS/CAS service cost adjustment	811	799	849
Net periodic pension benefit cost included in Loss from operations	($5)	($2)	($3)
The pension FAS/CAS service cost adjustment recognized in Loss from operations was largely consistent in 2024 compared with 2023 and decreased by $50 million in 2023 compared with 2022 due to changes in allocated pension cost year over year. Net periodic benefit cost included in Loss from operations in 2024 was largely consistent with 2023 and 2022.
For additional discussion related to Postretirement Plans, see Note 17 to our Consolidated Financial Statements.

Other Earnings Items

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Loss from operations	($10,707)	($773)	($3,519)
Other income, net	1,222	1,227	1,058
Interest and debt expense	(2,725)	(2,459)	(2,561)
Loss before income taxes	(12,210)	(2,005)	(5,022)
Income tax benefit/(expense)	381	(237)	(31)
Net loss	(11,829)	(2,242)	(5,053)
Less: net loss attributable to noncontrolling interest	(12)	(20)	(118)
Net loss attributable to Boeing shareholders	($11,817)	($2,222)	($4,935)
Non-operating pension income included in Other income, net was $476 million in 2024, $529 million in 2023 and $881 million in 2022. The decreased income in 2024 compared to 2023 was primarily due to lower expected return on plan assets and higher amortization of net actuarial losses, partially offset by lower interest cost. The decreased non-operating pension income in 2023 compared to 2022 was primarily due to higher interest cost and lower expected return on plan assets, partially offset by lower amortization of net actuarial losses.
Non-operating postretirement income included in Other income, net was $73 million in 2024 and $58 million in 2023 and 2022. The increased income in 2024 was primarily due to lower interest cost, partially offset by amortization of prior service credits.
For additional discussion related to Postretirement Plans, see Note 17 to our Consolidated Financial Statements.
Interest and debt expense increased by $266 million in 2024 primarily due to higher average debt balances. Interest and debt expense decreased by $102 million in 2023 primarily due to lower average debt balances.
For a discussion related to Income Taxes, see Note 5 to our Consolidated Financial Statements.
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

The following table summarizes cost of sales:

(Dollars in millions)
Years ended December 31	2024	2023	Change	2023	2022	Change
Cost of sales	$68,508	$70,070	($1,562)	$70,070	$63,078	$6,992
Cost of sales as a % of Revenues	103.0%	90.1%	12.9%	90.1%	94.7%	(4.6)%
Cost of sales decreased by $1,562 million in 2024 compared with 2023, primarily due to lower revenues at BCA, partially offset by the reach-forward losses on the 777X and 767 programs and higher charges on the BDS fixed-price development programs. Cost of sales as a percentage of Revenues increased in 2024 compared to 2023 primarily due to the reach-forward losses on the 777X and 767 programs, lower margins at BCA, and higher charges on the BDS fixed-price development programs.
Cost of sales increased by $6,992 million in 2023 compared with 2022, primarily due to higher revenues at BCA and BGS, partially offset by lower development charges at BDS. Cost of sales as a percentage of Revenues decreased in 2023 compared to 2022 primarily due to lower charges on BDS development programs.
Research and Development
The following table summarizes our Research and development expense:

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Commercial Airplanes	$2,386	$2,036	$1,510
Defense, Space & Security	917	919	945
Global Services	132	107	119
Other	377	315	278
Total	$3,812	$3,377	$2,852
Research and development expense increased by $435 million in 2024 compared with 2023 primarily due to the 777X program at BCA and higher enterprise investments in product development.
Research and development expense increased by $525 million in 2023 compared with 2022 primarily due to higher research and development expenditures on the 777X program and enterprise investments in product development.

Backlog
Our backlog at December 31 was as follows:

(Dollars in millions)
Years ended December 31,	2024	2023
Commercial Airplanes	$435,175	$440,507
Defense, Space & Security	64,023	59,012
Global Services	21,403	19,869
Unallocated items, eliminations and other	735	807
Total Backlog	$521,336	$520,195

Contractual backlog	$498,802	$497,094
Unobligated backlog	22,534	23,101
Total Backlog	$521,336	$520,195
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during 2024 was primarily due to an increase in BDS and BGS backlog that was partially offset by a decrease in BCA backlog. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Unobligated backlog was largely unchanged in 2024.
Additional Considerations
U.S. Government Funding Considerable uncertainty exists regarding how future U.S. government budget and program decisions will unfold, including the spending priorities of the new Administration and Congress.
The Continuing Resolution (CR) enacted on December 21, 2024, continues federal funding at fiscal year 2024 appropriated levels through March 14, 2025. Congress and the President must enact either full-year fiscal year 2025 (FY25) appropriations bills or an additional CR to fund government departments and agencies after March 14, 2025, or a government shutdown could result. We rely on the U.S. government in various aspects of our defense, commercial and service businesses. In the event of a shutdown, requirements to furlough employees in the U.S. Department of Defense (U.S. DoD), the Department of Transportation, including the FAA, or other government agencies could result in payment delays, impair our ability to perform work on existing contracts or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays.
The U.S. government could experience a disruption to its operations and/or payments in 2025 as a result of the U.S. Treasury exhausting extraordinary measures after reaching its debt limit. In addition, U.S. government discretionary spending in FY24 and fiscal year 2025 (FY25), including defense spending, was capped by the Fiscal Responsibility Act of 2023 (FRA). If a CR for FY25 is in place on April 30, 2025, it would trigger a sequester under the FRA. These potential disruptions, and any broader macroeconomic impacts, could affect our current programs and contracts and have a material effect on our financial position, results of operations and/or cash flows.

Global Trade The global trade landscape is growing more volatile, and the likelihood of new or reciprocal tariffs, export restrictions, sanctions or other restrictions is increasing. We continually monitor the global trade environment and any changes in tariffs, trade agreements, restrictions or sanctions that may impact the Company or our suppliers or customers, and work to mitigate potential impacts.
The current state of U.S.-China relations remains an ongoing watch item. China is a significant market for commercial aircraft and we have long-standing relationships with our Chinese customers, who represent a key component of our commercial aircraft backlog. Overall, the U.S.-China trade relationship remains stalled as economic and national security concerns continue to be a challenge.
We seek to comply with all U.S. and other government export control restrictions and sanctions. We continue to monitor and evaluate additional sanctions and export restrictions that may be imposed by the U.S. Government or other governments, as well as any responses that could affect our supply chain, business partners or customers, for any additional impacts to our business.
Supply Chain We and our suppliers are experiencing inflationary pressures, as well as supply chain disruptions as a result of global supply chain constraints and labor instability. Certain of our suppliers are also experiencing financial difficulties. We continue to monitor the health and stability of the supply chain. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows. During 2024, we recorded a reach-forward loss of $1,770 million on the T-7A Red Hawk program that was primarily driven by projected increases in supplier cost estimates. In addition, we recorded losses on the KC-46A Tanker and Commercial Crew programs that were partially attributable to higher supplier costs.
Segment Results of Operations and Financial Condition
Commercial Airplanes
Business Environment and Trends
Airline Industry Environment See Overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the airline industry environment.
Industry Competitiveness The commercial aircraft market and the airline industry both remain extremely competitive. Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 80% of BCA’s total backlog, in dollar terms, is with non-U.S. airlines. We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. This market environment has resulted in intense pressures on pricing and other competitive factors, and we expect these pressures to continue or intensify in the coming years.

Results of Operations

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Revenues	$22,861	$33,901	$26,026
% of total company revenues	34%	44%	39%
Loss from operations	($7,969)	($1,635)	($2,341)
Operating margins	(34.9)%	(4.8)%	(9.0)%
Research and development	$2,386	$2,036	$1,510
Revenues
BCA revenues decreased by $11,040 million in 2024 compared with 2023 primarily due to lower deliveries across all programs and 737-9 customer considerations related to the January 2024 grounding.
BCA revenues increased by $7,875 million in 2023 compared with 2022 primarily due to higher 787 deliveries in 2023.
BCA deliveries, including intercompany deliveries, as of December 31 were as follows:

	737	*	747	767	*	777	787	Total
2024
Cumulative deliveries	8,793		1,573	1,321		1,741	1,161
Deliveries	265	(5)		18	(8)	14	51	348
2023
Cumulative deliveries	8,528		1,573	1,303		1,727	1,110
Deliveries	396	(9)	1	32	(14)	26	73	528
2022
Cumulative deliveries	8,132		1,572	1,271		1,701	1,037
Deliveries	387	(13)	5	33	(15)	24	31	480
* Intercompany deliveries identified by parentheses
Loss From Operations
BCA loss from operations was $7,969 million in 2024 compared with $1,635 million in 2023 reflecting reach-forward losses of $4,079 million on the 777X and 767 programs in the third and fourth quarter of 2024, $443 million of 737-9 customer considerations related to the January 2024 grounding, lower deliveries, lower margins driven by production disruption including the IAM 751 work stoppage and new agreement, and higher research and development expense, partially offset by $1,271 million of lower abnormal production costs.
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
BCA total backlog of $435,175 million at December 31, 2024 decreased from $440,507 million at December 31, 2023, reflecting an increase in the value of existing orders that in our assessment do not meet the accounting requirements of ASC 606 for inclusion in backlog, cancellations and decreases in estimated contractual prices, partially offset by new orders in excess of deliveries. Aircraft order cancellations during the year ended December 31, 2024 totaled $11,311 million and primarily related to 737 aircraft. Net ASC 606 adjustments for the year ended December 31, 2024 totaled $16,553 million and primarily related to 777X aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Program
	737		747	**	767	777	777X	787	†
2024
Program accounting quantities	11,600				1,263	1,822	500	1,800
Undelivered units under firm orders	4,303	*			109	68	358	719	(8)
Cumulative firm orders	13,096				1,430	1,809	358	1,880
2023
Program accounting quantities	11,600		1,574		1,279	1,790	500	1,700
Undelivered units under firm orders	4,332	*			104	48	416	726	(8)
Cumulative firm orders	12,860		1,573		1,407	1,775	416	1,836
2022
Program accounting quantities	10,800		1,574		1,267	1,790	400	1,600
Undelivered units under firm orders	3,653	*	1		106	69	244	505	(8)
Cumulative firm orders	11,785		1,573		1,377	1,770	244	1,542
† Customer financing aircraft orders are identified in parentheses.
*Approximate undelivered orders by minor model in 2024, 2023, and 2022, respectively: 737-7 (7%, 7%, 6%), 737-8 (63%, 65%, 70%), 737-9 (5%, 3%, 4%) and 737-10 (25%, 25%, 20%).
** We completed production of the 747 in the fourth quarter of 2022 and delivery of the last aircraft occurred in February 2023.
Program Highlights
737 Program In January 2024, an Alaska Airlines 737-9 flight made an emergency landing after a mid-exit door plug detached in flight. Following the accident, the FAA grounded and required inspections of all 737-9 aircraft with a mid-exit door plug. All 737-9 aircraft returned to service in the first quarter of 2024.
As a result of the accident, the FAA investigated the 737 quality control system, including Spirit AeroSystems Holdings, Inc. (Spirit), and increased its oversight of Boeing’s production and quality and safety management systems. In addition, the FAA communicated it will not approve production rate increases beyond 38 per month or additional production lines until Boeing has complied with required quality and safety standards.
The FAA communicated findings from its investigation in February 2024 and identified multiple instances where Boeing and Spirit failed to comply with manufacturing quality control requirements. In the second quarter of 2024, we submitted a comprehensive safety and quality plan to the FAA to address the issues identified. We also began taking additional actions to improve safety and quality, which include investing in workforce training, simplifying plans and processes, eliminating defects, and enhancing our safety and quality culture.

Prior to the Alaska Airlines accident, we were operating at a production rate of 38 per month. As part of our plan to improve quality and safety and to address the issues identified, we slowed production rates and delayed planned production rate increases to reduce traveled work in our factory, as well as at our suppliers. These actions also include conducting fuselage inspections at Spirit to improve quality prior to shipment to Boeing.
Production was paused on September 13, 2024, because of the work stoppage initiated by IAM 751. A new IAM 751 contract was ratified in November 2024, and production resumed in early December 2024. Prior to the work stoppage, production rates gradually increased in 2024 as we implemented new processes aligned with our safety and quality plan. We plan to gradually increase the production rate.
As of December 31, 2024, we had approximately 55 737-8 aircraft in inventory that were produced prior to 2023, including approximately 40 aircraft for customers in China. We expect to deliver these aircraft in 2025.
We are continuing to work through the certification process of the 737-7 and 737-10 models, which have been delayed, while we work through the engineering solution for the engine anti-ice system for the 737-7 and 737-10 prior to certification of these minor models. As of December 31, 2024, we had approximately 35 737-7 and 737-10 aircraft in inventory. We are following the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
The production slow-down, the IAM 751 work stoppage and new agreement, and the timing of minor model certifications have had an adverse impact on our financial position, results of operations and cash flows during 2024. If we are unable to deliver aircraft and/or increase future production rates, or certify the 737-7 and 737-10 models consistent with our assumptions, our financial position, results of operations and cash flows will continue to be adversely affected.
See further discussion of the 737 MAX in Note 8 and Note 14 to our Consolidated Financial Statements.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. We are currently targeting a production rate of approximately 3 aircraft per month. Prior to the IAM 751 work stoppage, we experienced factory disruption, including supply chain delays and quality issues. We slowed production to reduce traveled work and enable supply chain recovery, which resulted in higher near-term production costs. Production resumed in December 2024.
During the third quarter of 2024, we decided to end production of the 767 freighter program in 2027 and, as a result of this decision, we reduced the accounting quantity for the 767 program by 9 units. Impacts of this decision, as well as the IAM 751 work stoppage and contract negotiations, and higher costs driven by ongoing factory disruption resulted in a reach-forward loss of $398 million during the third quarter of 2024.
During the fourth quarter of 2024, we reduced the accounting quantity by 7 units. We now expect to end production in late 2026 or early 2027. We recorded an additional reach-forward loss of $182 million as a result of the reduction in the accounting quantity and the new IAM 751 agreement.
See further discussion of the KC-46A Tanker program in Note 14 to our Consolidated Financial Statements.
777 and 777X Programs The accounting quantity for the 777 program increased by 32 units during the year ended December 31, 2024, due to the program's normal progress of obtaining additional orders and delivering airplanes. The accounting quantity for the 777X program remained unchanged during 2024.

We are currently targeting a combined production rate of 4 per month for the 777/777X programs having resumed production in December 2024. In July 2024, we obtained approval from the FAA to begin the first phase of FAA certification flight testing. Flight testing was paused starting in August and resumed in January.
During the third quarter of 2024, based on flight test delays and our revised assessment of certification timelines, the anticipated first delivery of the 777-9 was delayed to 2026 and the 777-8 Freighter moved to 2028. First delivery of the 777-8 passenger aircraft is not expected to occur before 2030. In addition, we decided to slow the production rate ramp of 777X to address production challenges, which resulted in higher production costs and further customer delivery delays. As a result of these changes, as well as higher estimated labor and supplier costs, we recorded a $2,608 million reach-forward loss during the third quarter of 2024.
During the fourth quarter of 2024, we recorded an additional reach-forward loss of $891 million on the 777X program primarily due to higher costs as a result of the new IAM 751 agreement.
We are following the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
The level of profitability on the 777X program will be subject to several factors. These factors include aircraft certification requirements and timing, change incorporation on completed aircraft, production disruption due to labor instability and supply chain disruption, customer considerations, delivery timing and negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and contraction of the accounting quantity. One or more of these factors could result in additional reach-forward losses in future periods.
787 Program The accounting quantity for the 787 program increased by 100 units during the year ended December 31, 2024, due to the program's normal progress of obtaining additional orders and delivering airplanes. During 2024, we slowed production to below 5 per month due to supply chain constraints as well as other production issues. While we continue to be impacted by performance challenges and supply chain constraints, we are working to increase production rates. Delays associated with business class seats adversely impacted 2024 deliveries and will continue to impact deliveries in 2025. As of December 31, 2024, we had approximately 25 aircraft in inventory that were produced prior to 2023 and required rework. We expect to complete the rework and deliver the majority of these aircraft in 2025. The inspections and rework costs on inventoried aircraft are accounted for as abnormal production costs, and we expensed $256 million during the year ended December 31, 2024.
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
Additional Considerations
On June 30, 2024, we entered into an agreement to acquire Spirit. See Note 2 to our Consolidated Financial Statements.

Defense, Space & Security
Business Environment and Trends
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
The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At the end of 2024, 29% of BDS backlog was attributable to non-U.S. customers.
Results of Operations

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Revenues	$23,918	$24,933	$23,162
% of total company revenues	36%	32%	35%
Loss from operations	($5,413)	($1,764)	($3,544)
Operating margins	(22.6)%	(7.1)%	(15.3)%
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

Deliveries of new-build production units, including remanufactures and modifications, were as follows:

Years ended December 31,	2024	2023	2022
F/A-18 Models	11	22	14
F-15 Models	14	9	12
T-7A Red Hawk	2	3
CH-47 Chinook (New)	4	11	19
CH-47 Chinook (Renewed)	9	9	9
AH-64 Apache (New)	16	20	25
AH-64 Apache (Remanufactured)	34	57	50
MH-139 Grey Wolf	6	2	4
KC-46 Tanker	10	13	15
P-8 Models	4	11	12
Commercial Satellites	2	5	4
Military Satellites			1
Total	112	162	165
Revenues
BDS revenues in 2024 decreased by $1,015 million compared with 2023. The decrease is primarily due to higher net unfavorable cumulative contract catch-up adjustments of $909 million on BDS’ five major fixed-price development programs. Overall, net unfavorable cumulative contract catch-up adjustments in 2024 were $995 million higher than 2023.
BDS revenues in 2023 increased by $1,771 million compared with 2022. Revenues related to BDS’ five major fixed-price development programs increased by $1,767 million in 2023 compared with 2022. This increase reflects lower unfavorable net cumulative contract catch-up adjustments in 2023 as well as higher costs incurred in 2023 to complete these contracts. Net unfavorable cumulative contract catch-up adjustments in 2023 were $648 million better than in 2022 largely due to lower charges on development programs in 2023, partially offset by unfavorable performance on other programs.
Loss From Operations
BDS loss from operations in 2024 was $5,413 million compared with $1,764 million in 2023. The increase is primarily due to higher net unfavorable cumulative contract catch-up adjustments of $3,428 million on BDS’ five major fixed-price development programs compared to 2023. During 2024, losses incurred on the five major fixed-price development programs totaled $5,013 million, including KC-46A Tanker ($2,002 million), T-7A Red Hawk ($1,770 million), Commercial Crew ($523 million), VC-25B ($379 million), and MQ-25 ($339 million). Net unfavorable cumulative contract catch-up adjustments were $3,534 million higher than the comparable period in the prior year. See further discussion of fixed-price contracts in Note 14 to our Consolidated Financial Statements.
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
See further discussion of fixed-price contracts in Note 14 to our Consolidated Financial Statements.
BDS loss from operations includes our share of income from equity method investments of $125 million, $44 million and $13 million primarily from our United Launch Alliance and other joint ventures in 2024, 2023 and 2022, respectively.
Backlog
Total backlog of $64,023 million at December 31, 2024 was $5,011 million higher than December 31, 2023, reflecting the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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

The demand outlook for our government services business has remained stable in 2024. Government services market segments are growing on pace with related fleets, but vary based on the utilization and age of the aircraft. The U.S. government services market is the single largest individual market, comprising over 50 percent of the government services markets served. Over the next decade, we expect U.S. growth to remain flat and non-U.S. fleets to add rotorcraft and commercial derivative aircraft at faster rates. We expect approximately 30 percent of the worldwide fleet of military aircraft to be retired and replaced over the next ten years, driving increased demand for services to maintain aging aircraft and enhance aircraft capability.
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
Results of Operations

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Revenues	$19,954	$19,127	$17,611
% of total company revenues	30%	25%	26%
Earnings from operations	$3,618	$3,329	$2,727
Operating margins	18.1%	17.4%	15.5%
Revenues
BGS revenues in 2024 increased by $827 million compared with 2023 primarily due to higher commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments in 2024 was $96 million higher than the prior year comparable period.
BGS revenues in 2023 increased by $1,516 million compared with 2022 primarily due to higher commercial services revenue driven by market recovery across the commercial portfolio. The net unfavorable impact of cumulative contract catch-up adjustments in 2023 was $16 million worse than the net favorable impact in the prior year comparable period.
Earnings From Operations
BGS earnings from operations in 2024 increased by $289 million compared with 2023, primarily due to higher commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments in 2024 was $94 million higher than the prior year.
BGS earnings from operations in 2023 increased by $602 million compared with 2022, primarily due to higher commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments in 2023 was $9 million higher than the prior year.
Backlog
BGS total backlog of $21,403 million at December 31, 2024 increased by 8% from $19,869 million at December 31, 2023, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior years.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Net loss	($11,829)	($2,242)	($5,053)
Non-cash items	8,517	4,113	4,426
Changes in assets and liabilities	(8,768)	4,089	4,139
Net cash (used)/provided by operating activities	(12,080)	5,960	3,512
Net cash (used)/provided by investing activities	(11,973)	(2,437)	4,370
Net cash provided/(used) by financing activities	25,209	(5,487)	(1,266)
Effect of exchange rate changes on cash and cash equivalents	(47)	30	(73)
Net increase/(decrease) in cash & cash equivalents, including restricted	1,109	(1,934)	6,543
Cash & cash equivalents, including restricted, at beginning of year	12,713	14,647	8,104
Cash & cash equivalents, including restricted, at end of year	$13,822	$12,713	$14,647
Operating Activities Net cash used by operating activities was $12.1 billion during 2024 compared with net cash provided of $6.0 billion during 2023. The increase in cash outflows from operating activities in 2024 was primarily driven by our commercial airplanes business. Commercial airplane cash outflows reflect slowed and/or paused production and lower deliveries as a result of ongoing safety and quality improvement actions the Company is taking following the Alaska Airlines accident on January 5, 2024, supply chain constraints, and the IAM 751 work stoppage.
The higher net loss of $11.8 billion during 2024 compared to $2.2 billion in 2023 primarily reflects higher losses from operations at BCA and BDS. The change in Non-cash items is primarily due to the 777X and 767 reach-forward losses of $4.1 billion recorded in 2024.
Changes in assets and liabilities for 2024 decreased by $12.9 billion compared to 2023 primarily driven by unfavorable changes in Inventories ($10.7 billion), Accounts payable ($2.5 billion) and Unbilled receivables ($0.4 billion), partially offset by changes in Accrued Liabilities ($0.8 billion) and Advances and progress billings ($0.7 billion). The growth in Inventories was primarily driven by lower deliveries on our commercial airplane programs during 2024 as compared to 2023. Changes in Accounts payable during 2024 compared to 2023 reflects slowed/paused production primarily in our commercial airplanes business. The increase in Unbilled receivables during 2024 was primarily driven by revenue recognized in excess of billings at BDS compared to higher billings at BDS and BGS during 2023. The increase in Accrued liabilities was primarily driven by higher accrued losses on BDS fixed-price development programs. Concessions paid to 737 MAX customers totaled $0.9 billion and $0.4 billion during 2024 and 2023. Cash provided by Advances and progress billings during 2024 was $4.1 billion compared to cash provided of $3.4 billion during 2023.
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
Payables to suppliers who elected to participate in supply chain financing programs decreased by $0.2 billion in 2024, and increased by $0.4 billion and $0.2 billion in 2023 and 2022. Supply chain financing is not material to our overall liquidity.
Investing Activities Cash used by investing activities during 2024 was $12.0 billion, compared with cash used of $2.4 billion during 2023 and cash provided by investment activities of $4.4 billion during 2022. The increase in cash used in 2024 compared to 2023 was primarily due to net contributions to investments of $9.1 billion in 2024 compared to $0.7 billion in 2023. The increase in cash outflows in 2023 compared to 2022 was primarily due to net contributions to investments of $0.7 billion in 2023 compared to net proceeds from investments of $5.6 billion in 2022. Capital expenditures totaled $2.2 billion in 2024, compared with $1.5 billion in 2023 and $1.2 billion in 2022. We expect capital expenditures to grow in 2025 compared with 2024.
Financing Activities Cash provided by financing activities was $25.2 billion during 2024, compared with cash used of $5.5 billion during 2023, and $1.3 billion in 2022. Cash provided by financing activities during 2024 was primarily driven by the issuance of common stock and Mandatory convertible preferred stock in the fourth quarter of 2024, which resulted in cash proceeds of $18.2 billion and $5.7 billion, net of issuance costs, as well as the issuance of $10.0 billion of fixed-rate senior notes in the second quarter of 2024. During 2024, net borrowings were $1.5 billion compared to net repayments of $5.1 billion and $1.3 billion in 2023 and 2022.
At December 31, 2024 and 2023 debt balances totaled $53.9 billion and $52.3 billion, of which $1.3 billion and $5.2 billion were classified as short-term.
We had 0.4 million, 1.7 million and 0.2 million shares transferred to us from employee tax withholdings in 2024, 2023 and 2022, respectively. The increase in 2023 was primarily due to the vesting of a one-time RSU grant awarded to most employees in December 2020. In 2020, we announced the suspension of our dividend to common shareholders until further notice. As a result, we did not pay any dividends to common shareholders in 2024, 2023 and 2022.
Capital Resources
The following table summarizes certain cash requirements for known contractual and other obligations as of December 31, 2024, and the estimated timing thereof. See Note 13 for future operating lease payments.

(Dollars in millions)	Current	Long-term	Total
Long-term debt (including current portion)	$1,268	$53,101	$54,369
Interest on debt	2,594	38,386	40,980
Pension and other postretirement	470	7,761	8,231
Purchase obligations	67,034	79,141	146,175

During 2024, net cash used by operating activities was $12.1 billion. The cash outflow was primarily driven by our commercial airplanes business. Commercial airplanes cash outflows reflect slowed production and lower deliveries following the Alaska Airlines accident, supply chain constraints and the IAM 751 work stoppage.
On June 30, 2024, we entered into an agreement to acquire Spirit in an all-stock transaction at an equity value of approximately $4.7 billion, or $37.25 per share of Spirit Class A Common Stock. The transaction will include the assumption of Spirit's net debt at closing. See Note 2 to our Consolidated Financial Statements.
At December 31, 2024, we had $13.8 billion of cash, $12.5 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. In the second quarter of 2024, we entered into a $4.0 billion five-year revolving credit agreement expiring in May 2029. In the second quarter of 2024, we terminated the $0.8 billion 364-day revolving credit agreement that was scheduled to expire in August 2024, and the $3.2 billion five-year revolving credit agreement, as amended, that was scheduled to expire in October 2024. Our $3.0 billion three-year revolving credit agreement expiring in August 2025 and $3.0 billion five-year revolving credit agreement expiring in August 2028 each remain in effect. We anticipate that these credit lines will primarily serve as back-up liquidity to support our general corporate borrowing needs. At December 31, 2024 we were in full compliance with all covenants contained in our debt and credit facility agreements.
We currently maintain investment grade credit ratings; however, Moody’s downgraded our short term and long term credit ratings to Baa3/P-3 in April 2024. Moody's and S&P placed our ratings on review for downgrade in September 2024 and October 2024, respectively. In January 2025, Moody’s affirmed the Baa3/P-3 investment grade credit rating with negative outlook.
We expect to be able to access capital markets when we require additional funding to support our operations, pay off existing debt, address impacts to our business related to market developments, fund outstanding financing commitments or meet other business requirements; however, a number of factors could increase the cost of borrowing, jeopardize our ability to incur debt on terms acceptable to us, and negatively impact our access to the capital and financial markets and our ability to fund our operations and commitments. These factors include further downgrades in our credit ratings, disruptions or declines in the global capital markets, a decline in our financial performance or, outlook, a delay in our ability to ramp up production and deliveries, and changes in demand for our products and services. The occurrence of any or all of these events may adversely affect our ability to fund our operations and financing or contractual commitments. See “Risks Related to Financing and Liquidity” under “Item 1A. Risk Factors”.
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
At December 31, 2024 and 2023, our pension plans were $4.8 billion and $5.4 billion underfunded as measured under U.S. generally accepted accounting principles (GAAP). On an ERISA basis, our plans are more than 90% funded at December 31, 2024. We do not expect to make significant contributions to our pension plans in 2025. We may be required to make higher contributions to our pension plans in future years.
For the foreseeable future, we expect to continue to use common stock in lieu of cash to fund Company contributions to our 401(k) plans.
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
Purchase obligations not recorded on the Consolidated Statements of Financial Position include agreements for inventory procurement, information technology software and hardware, aircraft trade-ins, property, plant and equipment, electricity and natural gas contracts, tooling costs, and other miscellaneous production related obligations. The most significant obligation relates to inventory procurement contracts. We have entered into certain significant inventory procurement contracts that specify determinable prices and quantities, and long-term delivery timeframes. In addition, we purchase raw materials on behalf of our suppliers. These agreements require suppliers and vendors to be prepared to build and deliver items in sufficient time to meet our production schedules. The need for such arrangements with suppliers and vendors arises from the extended production planning horizon for many of our products. A significant portion of these inventory commitments is supported by firm contracts with customers and/or has historically resulted in settlement through reimbursement from customers for penalty payments to the supplier should the customer not take delivery. These amounts are also included in our forecasts of costs for program and contract accounting. Some inventory procurement contracts may include escalation adjustments. In these limited cases, we have included our best estimate of the effect of the escalation adjustment in the amounts disclosed in the table above.
Purchase obligations recorded on the Consolidated Statements of Financial Position primarily include accounts payable and certain other current and long-term liabilities, including accrued compensation and product warranties.
We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology or skills transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our local operations there, placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in some instances, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2024, we incurred no such penalties. As of December 31, 2024, we had outstanding industrial participation agreements totaling $15.5 billion that extend through 2034. Purchase order commitments associated with industrial participation agreements are included in purchase obligations. To be eligible for such a purchase order commitment from us, a non-U.S. supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.
Off-Balance Sheet Arrangements We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 15 to our Consolidated Financial Statements.

Commercial Commitments
The following table summarizes our commercial commitments outstanding as of December 31, 2024.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$2,991	$1,944	$880	$12	$155
Commercial aircraft financing commitments	17,124	3,449	7,673	4,046	1,956
Total commercial commitments	$20,115	$5,393	$8,553	$4,058	$2,111
Commercial aircraft financing commitments include commitments to provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns or refinancing with respect to delivered aircraft, based on estimated earliest potential funding dates. Customer financing commitments totaled $17.1 billion and $17.0 billion at December 31, 2024 and 2023. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. See Note 14 to our Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 22 to our Consolidated Financial Statements.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $834 million at December 31, 2024. For additional information, see Note 14 to our Consolidated Financial Statements.
Non-GAAP Measures
Core Operating Earnings/(Loss), Core Operating Margins and Core Earnings/(Loss) Per Share
Our Consolidated Financial Statements are prepared in accordance with GAAP which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Core operating earnings/(loss), Core operating margins and Core earnings/(loss) per share exclude the FAS/CAS service cost adjustment. The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. Core earnings/(loss) per share excludes both the FAS/CAS service cost adjustment and non-operating pension and postretirement income. Non-operating pension and postretirement income represents the components of net periodic benefit costs other than service cost. Pension costs, comprising service and prior service costs computed in accordance with GAAP are allocated to BCA and certain BGS businesses supporting commercial customers. Pension costs allocated to BDS and BGS businesses supporting government customers are computed in accordance with U.S. Government Cost Accounting Standards (CAS), which employ different actuarial assumptions and accounting conventions than GAAP. CAS costs are allocable to government contracts. Other postretirement benefit costs are allocated to all business segments based on CAS, which is generally based on benefits paid.
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $811 million in 2024, $799 million in 2023 and $849 million in 2022. The higher benefits in 2024 were primarily due to increases in allocated pension cost year over year, while the lower benefits in 2023 were primarily due to reductions in allocated pension cost year over year. The non-operating pension income included in Other income, net was $476 million in 2024, $529 million in 2023 and $881 million in 2022. The lower benefits in 2024 were primarily due to lower expected return on plan assets and higher amortization of net actuarial losses, partially offset by lower interest costs. The lower benefits in 2023 were primarily due to higher interest costs and lower expected return on plan assets, offset by lower amortization of net actuarial losses. For further discussion of pension and other postretirement costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 28 of this Form 10-K and see Note 23 to our Consolidated Financial Statements.
Management uses Core operating earnings/(loss), Core operating margins and Core earnings/(loss) per share for purposes of evaluating and forecasting underlying business performance. Management believes these core earnings measures provide investors additional insights into operational performance as unallocated pension and other postretirement benefit costs primarily represent costs driven by market factors and costs not allocable to U.S. government contracts.

Reconciliation of Non-GAAP Measures to GAAP Measures
The table below reconciles the non-GAAP financial measures of Core operating loss, Core operating margins and Core loss per share with the most directly comparable GAAP financial measures of Loss from operations, Operating margins and Diluted loss per share.

(Dollars in millions, except per share data)
Years ended December 31,	2024	2023	2022
Revenues	$66,517	$77,794	$66,608
Loss from operations, as reported	($10,707)	($773)	($3,519)
Operating margins	(16.1)%	(1.0)%	(5.3)%

Pension FAS/CAS service cost adjustment(1)	($811)	($799)	($849)
Postretirement FAS/CAS service cost adjustment(1)	(293)	(257)	(294)
FAS/CAS service cost adjustment(1)	($1,104)	($1,056)	($1,143)
Core operating loss (non-GAAP)	($11,811)	($1,829)	($4,662)
Core operating margins (non-GAAP)	(17.8)%	(2.4)%	(7.0)%

Diluted loss per share, as reported	($18.36)	($3.67)	($8.30)
Pension FAS/CAS service cost adjustment(1)	(1.26)	(1.32)	(1.43)
Postretirement FAS/CAS service cost adjustment(1)	(0.45)	(0.42)	(0.49)
Non-operating pension income(2)	(0.74)	(0.87)	(1.47)
Non-operating postretirement income(2)	(0.11)	(0.10)	(0.10)
Provision for deferred income taxes on adjustments (3)	0.54	0.57	0.73
Core loss per share (non-GAAP)	($20.38)	($5.81)	($11.06)

Weighted average diluted shares (in millions)	647.2	606.1	595.2
(1)FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating loss (non-GAAP).
(2)Non-operating pension and postretirement income represents the components of net periodic benefit costs/(income) other than service cost/(income). This income is included in Other income, net and is excluded from Core loss per share (non-GAAP).
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
Due to the size, duration and nature of many of our long-term contracts, the estimation of total revenues and costs through completion is complicated and subject to many variables. Total revenue estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award fee provisions associated with technical performance, and price adjustment clauses (such as inflation or index-based clauses). The majority of these long-term contracts are with the U.S. government where the price is generally based on the estimated cost to produce the product or service plus profit. Federal Acquisition Regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Total cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and supplier performance trends, production quality, labor instability, supply chain delays and quality issues, business volume assumptions, asset utilization, and anticipated labor agreements.
Revenue and cost estimates for all significant long-term contract performance obligations are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss which would be recorded immediately in earnings. Net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts, including the impact of estimated losses on unexercised options, increased Loss from operations by $6,562 million, $2,943 million and $5,253 million in 2024, 2023 and 2022, respectively, and were primarily due to losses recognized on the KC-46A Tanker, T-7A Red Hawk, Commercial Crew, VC-25B, and MQ-25 programs. These are all fixed-price development programs, and there is ongoing risk that similar losses may have to be recognized in future periods on these and/or other programs.
Due to the significance of judgment in the estimation process described above, it is likely that materially different earnings could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, changes in underlying operational assumptions, inability to implement planned risk mitigation plans, failure to achieve productivity targets, supplier shortages, quality issues and/or pricing issues, inflationary trends, or other circumstances may adversely affect financial performance in future periods. If the combined gross margins for our profitable long-term contracts had been estimated to be higher or lower by 1% during 2024, it would have increased or decreased pre-tax income for the year by approximately $290 million.
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
Factors that must be estimated include program accounting quantity, sales price, production rates, labor and employee benefit costs, material costs, procured part costs, major component costs, overhead costs, program tooling and other non-recurring costs, and warranty costs. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers and market studies. Total estimated program sales are determined by estimating the model mix and sales price for all unsold units within the accounting quantity, added together with the sales prices for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment for inflation that is updated quarterly, as well as customer consideration driven by delivery delays. Cost estimates are based largely on negotiated and anticipated contracts with suppliers, historical performance trends, and business base and other economic projections. Factors that influence these estimates include the timing of production rate increases, internal and supplier performance trends, production quality, labor instability, supply chain delays and quality issues, learning curve, change incorporation, rework or safety enhancements, regulatory requirements, flight test and certification requirements and schedules, performance or reliability issues involving completed aircraft, customer and/or supplier claims or assertions, asset utilization, anticipated labor agreements, and inflationary or deflationary trends. Certain production rate increases require regulatory approval. For example, during 2024, the FAA communicated it will not approve production rate increases for the 737 program beyond 38 per month or additional production lines until Boeing has complied with required quality and safety standards. If we are unable to increase production rates consistent with our assumptions, our financial position, results of operations and cash flows could be materially impacted.
The introduction of new aircraft and derivatives, such as the 777X, 737-7 and 737-10, involves increased risks associated with meeting development, certification, and production schedules. These challenges include significant global regulatory scrutiny of all development aircraft. We have experienced significant certification delays with the 777X, 737-7 and 737-10 aircraft. As a result, our ability to deliver aircraft on time, satisfy performance and reliability standards and achieve or maintain, as applicable, program profitability is subject to significant risks. We are following the lead of the FAA as we work through the certification processes for the 777X, 737-7 and 737-10 models and the ultimate timing will be determined by the regulators.
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
The 777X and 767 programs recognized earnings charges totaling $3,499 million and $580 million during the year ended December 31, 2024. Adverse changes to the revenue and/or cost estimates for these programs could result in further earnings charges in future periods. Lower production rates and the IAM 751 work stoppage and new agreement as well as pay enhancements for certain other non-union employees have also pressured margins on other commercial airplane programs.
Due to the significance of judgment in the estimation process described above, it is reasonably possible that changes in underlying circumstances or assumptions could have a material effect on program gross margins. If the combined gross margin percentages for our commercial airplane programs had been estimated to be 1% higher or lower it would have an approximately $210 million impact on operating earnings for the year ended December 31, 2024.
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
The projected benefit obligation is sensitive to discount rates. The projected benefit obligation would decrease by $1,120 million or increase by $1,240 million if the discount rate increased or decreased by 25 basis points. A 25 basis point change in the discount rate would not have a significant impact on pension cost. However, net periodic pension cost is sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2024 net periodic pension cost by $143 million. See Note 17 to our Consolidated Financial Statements, which includes the discount rate and expected long-term rate of asset return assumptions for the last three years.
Deferred Income Taxes – Valuation Allowance
The Company had deferred income tax assets of $17,991 million at December 31, 2024, that can be used in future years to offset taxable income and reduce income taxes payable. The Company had deferred income tax liabilities of $10,091 million at December 31, 2024, that will partially offset deferred income tax assets and result in higher taxable income in future years and increase income taxes payable. Tax law determines whether future reversals of temporary differences will result in taxable and deductible amounts that offset each other in future years. The particular years in which temporary differences result in taxable or deductible amounts generally are determined by the timing of the recovery of the related asset or settlement of the related liability.
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
Deferred tax liabilities represent the assumed source of future taxable income and the majority are assumed to generate taxable amounts during the next five years. Deferred tax assets include amounts related to pension and other postretirement benefits that are assumed to generate significant deductible amounts beyond five years. The Company’s valuation allowance of $7,837 million at December 31, 2024, primarily relates to pension and other postretirement benefit obligation deferred tax assets, tax net operating losses, tax credits and interest carryforwards that are assumed to reverse beyond the period in which reversals of deferred tax liabilities are assumed to occur. During 2024, the Company increased the valuation allowance by $3,287 million primarily due to tax credits and other carryforwards generated in 2024 that cannot be realized in 2024. Until the Company generates sustained levels of profitability, additional valuation allowances may have to be recorded with corresponding adverse impacts on earnings and/or other comprehensive income.
For additional information regarding income taxes, see Note 5 to our Consolidated Financial Statements.
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
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2024, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized losses by $428 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.
Commodity Price Risk
We are subject to commodity price risk relating to commodity purchase contracts for items used in production that are subject to changes in the market price. We use commodity swaps and commodity purchase contracts to hedge against these potentially unfavorable price changes. Our commodity purchase contracts and derivatives are both sensitive to changes in the market price. At December 31, 2024, a 10% increase or decrease in the market price in our commodity derivatives would have increased or decreased our unrealized losses by $28 million. Consistent with the use of these contracts to neutralize the effect of market price fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these commodity purchase contracts and the offsetting swaps do not create material market risk.
Market Risk
Participants in deferred compensation plans can diversify the deferred amounts among investment funds which are subject to potential changes in fair value. As of December 31, 2024, the deferred compensation liability, which is being marked to market, was $1.7 billion. A 10% change in the fair value of these investment funds would increase or decrease the liability by $168 million. Changes in the liability are recorded in operating earnings.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries
Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2024	2023	2022
Sales of products	$53,227	$65,581	$55,893
Sales of services	13,290	12,213	10,715
Total revenues	66,517	77,794	66,608

Cost of products	(57,394)	(59,864)	(53,969)
Cost of services	(11,114)	(10,206)	(9,109)
Total costs and expenses	(68,508)	(70,070)	(63,078)
	(1,991)	7,724	3,530
Income/(loss) from operating investments, net	71	46	(16)
General and administrative expense	(5,021)	(5,168)	(4,187)
Research and development expense, net	(3,812)	(3,377)	(2,852)
Gain on dispositions, net	46	2	6
Loss from operations	(10,707)	(773)	(3,519)
Other income, net	1,222	1,227	1,058
Interest and debt expense	(2,725)	(2,459)	(2,561)
Loss before income taxes	(12,210)	(2,005)	(5,022)
Income tax benefit/(expense)	381	(237)	(31)
Net loss	(11,829)	(2,242)	(5,053)
Less: net loss attributable to noncontrolling interest	(12)	(20)	(118)
Net loss attributable to Boeing shareholders	(11,817)	(2,222)	(4,935)
Less: Mandatory convertible preferred stock dividends accumulated during the period	58
Net loss attributable to Boeing common shareholders	($11,875)	($2,222)	($4,935)

Basic loss per share	($18.36)	($3.67)	($8.30)

Diluted loss per share	($18.36)	($3.67)	($8.30)
See Notes to the Consolidated Financial Statements on pages 60 - 119.

The Boeing Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Net loss	($11,829)	($2,242)	($5,053)
Other comprehensive (loss)/income, net of tax:
Currency translation adjustments	(44)	33	(62)
Unrealized gain/(loss) on certain investments, net of tax of $0, $0 and $0		2	(1)
Derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $0, ($11) and $12	(258)	41	(40)
Reclassification adjustment for loss/(gain) included in net loss, net of tax of $0, $1 and ($3)	35	(5)	10
Total unrealized (loss)/gain on derivative instruments, net of tax	(223)	36	(30)
Defined benefit pension plans & other postretirement benefits:
Net actuarial (loss)/gain arising during the period, net of tax of ($1), $13 and ($22)	(225)	(722)	1,533
Amortization of actuarial loss/(gain) included in net periodic pension cost, net of tax of $0, $0 and ($11)	105	(2)	791
Settlement gain included in net periodic cost, net of tax of $0, $0 and $0			(4)
Amortization of prior service credits included in net periodic pension cost, net of tax of $0, $1 and $2	(92)	(102)	(114)
Prior service credits arising during the period, net of tax of $0, $0 and $0	(140)		(1)
Pension and postretirement benefit/(cost) related to our equity method investments, net of tax of $0, $0 and $0	9		(3)
Total defined benefit pension plans & other postretirement benefits, net of tax	(343)	(826)	2,202
Other comprehensive (loss)/income, net of tax	(610)	(755)	2,109
Comprehensive loss	(12,439)	(2,997)	(2,944)
Less: Comprehensive loss attributable to noncontrolling interest	(12)	(20)	(118)
Comprehensive loss attributable to Boeing Shareholders	($12,427)	($2,977)	($2,826)
See Notes to the Consolidated Financial Statements on pages 60 - 119.

The Boeing Company and Subsidiaries
Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2024	2023
Assets
Cash and cash equivalents	$13,801	$12,691
Short-term and other investments	12,481	3,274
Accounts receivable, net	2,631	2,649
Unbilled receivables, net	8,363	8,317
Current portion of financing receivables, net	207	99
Inventories	87,550	79,741
Other current assets, net	2,965	2,504
Total current assets	127,998	109,275
Financing receivables and operating lease equipment, net	314	860
Property, plant and equipment, net	11,412	10,661
Goodwill	8,084	8,093
Acquired intangible assets, net	1,957	2,094
Deferred income taxes	185	59
Investments	999	1,035
Other assets, net of accumulated amortization of $1,085 and $1,046	5,414	4,935
Total assets	$156,363	$137,012
Liabilities and equity
Accounts payable	$11,364	$11,964
Accrued liabilities	24,103	22,331
Advances and progress billings	60,333	56,328
Short-term debt and current portion of long-term debt	1,278	5,204
Total current liabilities	97,078	95,827
Deferred income taxes	122	229
Accrued retiree health care	2,176	2,233
Accrued pension plan liability, net	5,997	6,516
Other long-term liabilities	2,318	2,332
Long-term debt	52,586	47,103
Total liabilities	160,277	154,240
Shareholders’ equity:
Mandatory convertible preferred stock, 6.00% Series A, par value $1.00 – 20,000,000 shares authorized; 5,750,000 shares issued; aggregate liquidation preference $5,750	6
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	18,964	10,309
Treasury stock, at cost	(32,386)	(49,549)
Retained earnings	15,362	27,251
Accumulated other comprehensive loss	(10,915)	(10,305)
Total shareholders’ deficit	(3,908)	(17,233)
Noncontrolling interests	(6)	5
Total equity	(3,914)	(17,228)
Total liabilities and equity	$156,363	$137,012
See Notes to the Consolidated Financial Statements on pages 60 - 119.

The Boeing Company and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Cash flows – operating activities:
Net loss	($11,829)	($2,242)	($5,053)
Adjustments to reconcile net loss to net cash (used)/provided by operating activities:
Non-cash items –
Share-based plans expense	407	690	725
Treasury shares issued for 401(k) contribution	1,601	1,515	1,215
Depreciation and amortization	1,836	1,861	1,979
Investment/asset impairment charges, net	112	46	112
Gain on dispositions, net	(46)	(2)	(6)
777X and 767 reach-forward losses	4,079
Other charges and credits, net	528	3	401
Changes in assets and liabilities –
Accounts receivable	(37)	(128)	142
Unbilled receivables	(60)	321	6
Advances and progress billings	4,069	3,365	108
Inventories	(12,353)	(1,681)	420
Other current assets	(16)	389	(591)
Accounts payable	(793)	1,672	838
Accrued liabilities	1,563	779	2,956
Income taxes receivable, payable and deferred	(567)	44	1,347
Other long-term liabilities	(329)	(313)	(158)
Pension and other postretirement plans	(959)	(1,049)	(1,378)
Financing receivables and operating lease equipment, net	512	571	142
Other	202	119	307
Net cash (used)/provided by operating activities	(12,080)	5,960	3,512
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(2,230)	(1,527)	(1,222)
Proceeds from disposals of property, plant and equipment	49	27	35
Acquisitions, net of cash acquired	(50)	(70)
Proceeds from dispositions	124
Contributions to investments	(13,856)	(16,448)	(5,051)
Proceeds from investments	4,743	15,739	10,619
Supplier notes receivable	(694)	(162)
Repayments on supplier notes receivable	40
Purchase of distribution rights	(88)
Other	(11)	4	(11)
Net cash (used)/provided by investing activities	(11,973)	(2,437)	4,370
Cash flows – financing activities:
New borrowings	10,161	75	34
Debt repayments	(8,673)	(5,216)	(1,310)
Common stock issuance, net of issuance costs	18,200
Mandatory convertible preferred stock issuance, net of issuance costs	5,657
Stock options exercised		45	50
Employee taxes on certain share-based payment arrangements	(83)	(408)	(40)
Other	(53)	17
Net cash provided/(used) by financing activities	25,209	(5,487)	(1,266)
Effect of exchange rate changes on cash and cash equivalents	(47)	30	(73)
Net increase/(decrease) in cash & cash equivalents, including restricted	1,109	(1,934)	6,543
Cash & cash equivalents, including restricted, at beginning of year	12,713	14,647	8,104
Cash & cash equivalents, including restricted, at end of year	13,822	12,713	14,647
Less restricted cash & cash equivalents, included in Investments	21	22	33
Cash and cash equivalents at end of year	$13,801	$12,691	$14,614
See Notes to the Consolidated Financial Statements on pages 60 - 119.

The Boeing Company and Subsidiaries
Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions, except per share data)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at January 1, 2022		$5,061	$9,052	($51,861)	$34,408	($11,659)	$153	($14,846)
Net loss					(4,935)		(118)	(5,053)
Other comprehensive income, net of tax of ($22)						2,109		2,109
Share-based compensation			725					725
Treasury shares issued for stock options exercised, net			(31)	81				50
Treasury shares issued for other share-based plans, net			(94)	46				(48)
Treasury shares issued for 401(k) contribution			295	920				1,215
Balance at December 31, 2022		$5,061	$9,947	($50,814)	$29,473	($9,550)	$35	($15,848)
Net loss					(2,222)		(20)	(2,242)
Other comprehensive loss, net of tax of $4						(755)		(755)
Share-based compensation			690					690
Treasury shares issued for stock options exercised, net			(28)	73				45
Treasury shares issued for other share-based plans, net			(660)	304				(356)
Treasury shares issued for 401(k) contribution			627	888				1,515
Subsidiary shares purchased from noncontrolling interests			(267)					(267)
Other changes in noncontrolling interests							(10)	(10)
Balance at December 31, 2023		$5,061	$10,309	($49,549)	$27,251	($10,305)	$5	($17,228)
Net loss					(11,817)		(12)	(11,829)
Other comprehensive loss, net of tax of ($1)						(610)		(610)
Share-based compensation			407					407
Mandatory convertible preferred stock issued, net of issuance costs	6		5,645					5,651
Common stock issued, net of issuance costs			2,253	15,928				18,181
Treasury shares issued for other share-based plans, net			(145)	129				(16)
Treasury shares issued for 401(k) contribution			495	1,106				1,601
Cash dividends declared on Mandatory convertible preferred stock					(72)			(72)
Other changes in noncontrolling interests							1	1
Balance at December 31, 2024	$6	$5,061	$18,964	($32,386)	$15,362	($10,915)	($6)	($3,914)
See Notes to the Consolidated Financial Statements on pages 60 - 119.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2024	2023	2022
Revenues:
Commercial Airplanes	$22,861	$33,901	$26,026
Defense, Space & Security	23,918	24,933	23,162
Global Services	19,954	19,127	17,611
Unallocated items, eliminations and other	(216)	(167)	(191)
Total revenues	$66,517	$77,794	$66,608
Loss from operations:
Commercial Airplanes	($7,969)	($1,635)	($2,341)
Defense, Space & Security	(5,413)	(1,764)	(3,544)
Global Services	3,618	3,329	2,727
Segment operating loss	(9,764)	(70)	(3,158)
Unallocated items, eliminations and other	(2,047)	(1,759)	(1,504)
FAS/CAS service cost adjustment	1,104	1,056	1,143
Loss from operations	(10,707)	(773)	(3,519)
Other income, net	1,222	1,227	1,058
Interest and debt expense	(2,725)	(2,459)	(2,561)
Loss before income taxes	(12,210)	(2,005)	(5,022)
Income tax benefit/(expense)	381	(237)	(31)
Net loss	(11,829)	(2,242)	(5,053)
Less: net loss attributable to noncontrolling interest	(12)	(20)	(118)
Net loss attributable to Boeing shareholders	(11,817)	(2,222)	(4,935)
Less: Mandatory convertible preferred stock dividends accumulated during the period	58
Net loss attributable to Boeing common shareholders	($11,875)	($2,222)	($4,935)
This information is an integral part of the Notes to the Consolidated Financial Statements. See Note 23 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Years ended December 31, 2024, 2023 and 2022
(Dollars in millions, except otherwise stated)
Note 1 – Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing,” the “Company,” “we,” “us” or “our”). These statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. All significant intercompany accounts and transactions have been eliminated. As described in Note 23, we operate in three reportable segments: Commercial Airplanes (BCA), Defense, Space & Security (BDS), and Global Services (BGS). We added a new financial statement line item to the Consolidated Statements of Cash Flows for cash invested in Supplier notes receivable and reclassified the corresponding amounts in the prior period financial statements to conform to the current period presentation.
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
The table below reflects the impact of net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts including the impact to Loss from operations from estimated losses on unexercised options for the years ended December 31:

	2024	2023	2022
Decrease to Revenue	($2,794)	($1,706)	($2,335)
Increase to Loss from operations	($6,562)	($2,943)	($5,253)
Increase to Diluted loss per share	($9.83)	($5.43)	($8.88)

Significant adjustments during the three years ended December 31, 2024 included losses on KC-46A Tanker, T-7A Red Hawk, Commercial Crew, VC-25B and MQ-25 programs.
Due to the significance of judgment in the estimation process, changes in underlying operational assumptions, inability to implement planned risk mitigation plans, failure to achieve productivity targets, supplier shortages, quality issues and/or pricing issues, inflationary trends, or other circumstances may adversely or positively affect financial performance in future periods.
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
Reinsurance Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $110, $163 and $129 during 2024, 2023 and 2022, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $123, $181 and $134 during 2024, 2023 and 2022, respectively. Revenues and costs are presented net in Cost of products and Cost of services in the Consolidated Statements of Operations.
Research and Development
Research and development includes costs incurred for experimentation, design and testing, as well as bid and proposal efforts related to government products and services, which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our long-term contract accounting policy. We have certain research and development arrangements with customers that meet the conditions for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues. Research and development expense, net included bid and proposal costs of $179, $188 and $217 in 2024, 2023 and 2022, respectively.

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
Postemployment Plans
We record a liability for postemployment benefits, such as severance or job training, when payment is probable and the amount is reasonably estimable.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank where conditions for right of set-off are met, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $110 and $117 at December 31, 2024 and 2023.
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
Included in inventory for commercial aircraft programs are amounts paid or credited in cash, or other consideration to certain airline customers, that are referred to as early issue sales consideration. Early issue sales consideration is recognized as a reduction to revenue when the delivery of the aircraft under contract occurs. If an airline customer does not perform and take delivery of the contracted aircraft, we believe that we would have the ability to recover amounts paid. However, to the extent early issue sales consideration exceeds advances and is not considered to be otherwise recoverable, it would be written off against revenue of the current period.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, including applicable construction-period interest, less accumulated depreciation and are depreciated principally over the following estimated useful lives: new buildings and land improvements, from 10 to 40 years; and new machinery and equipment, from 4 to 20 years. The principal method of depreciation for buildings and land improvements is 150% declining balance and for machinery and equipment is sum-of-the-years’ digits. Capitalized internal use software is included in Other assets, net and amortized using the straight line method over 5 years. Capitalized costs of software purchased as a service are included in Other assets, net and amortized using the straight line method over the term of the hosting arrangement, which is typically no greater than 10 years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including assets that may be subject to a management plan for disposition.
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
We performed our annual goodwill impairment test as of April 1, 2024, using a qualitative assessment. We determined the fair value of each of our reporting units substantially exceeded their respective carrying values. Our Military Aircraft reporting unit within our BDS segment had goodwill of $1,295 and a negative carrying value at December 31, 2024.
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
Available-for-sale debt investments include commercial paper, corporate notes and U.S. government agency securities. Available-for-sale debt investments are recorded at fair value, and unrealized gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Realized gains and losses on available-for-sale debt investments are recognized based on the specific identification method. Available-for-sale debt investments are assessed for impairment quarterly.
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
Derivatives
All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. We principally use derivative instruments to manage a variety of market risks. For our cash flow hedges, the derivative’s gain or loss is initially reported in comprehensive income and is subsequently reclassified into earnings in the same period(s) during which the hedged forecasted transaction affects earnings.
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
We have entered into agreements with certain customers and suppliers to whom we have provided financing that would entitle us to look beyond the specific collateral underlying the receivable for purposes of determining the collateral exposure. Should the proceeds from the sale of the underlying collateral asset resulting from a default condition be insufficient to cover the carrying value of our receivable (creating a shortfall condition), these agreements would, for example, permit us to take the actions necessary to sell or retain certain other assets in which the customer or supplier has an equity interest and use the proceeds to cover the shortfall.
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

Warranties
In conjunction with certain product sales, we provide warranties that cover factors such as non-conformance to specifications and defects in material and design. The majority of our warranties are issued by our BCA segment. Generally, aircraft sales are accompanied by a 3 to 4-year standard warranty for systems, accessories, equipment, parts, and software manufactured by us or manufactured to certain standards under our authorization. These warranties are included in the estimates to complete the related programs. On occasion we have made commitments beyond the standard warranty obligation to correct fleet-wide major issues of a particular model, resulting in additional accrued warranty expense. Warranties issued by our BDS segment principally relate to sales of military aircraft and weapons systems. These sales are generally accompanied by a six month to two-year warranty period and cover systems, accessories, equipment, parts and software manufactured by us to certain contractual specifications. Estimated costs related to standard warranties are recorded in the period in which the related product delivery occurs. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. Estimated costs of these additional warranty issues are considered changes to the initial liability estimate.
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
Spirit has also entered into a binding term sheet with Airbus SE (Airbus) setting forth the terms upon which Airbus will, assuming the parties enter into definitive agreements and receive all required regulatory approvals, acquire certain commercial work packages that Spirit performs for Airbus concurrently with the closing of the Boeing-Spirit merger. In addition, Spirit is selling certain of its other operations.
The transaction is expected to close mid-2025 and is subject to the sale of the Spirit operations related to certain Airbus commercial work packages and the satisfaction of customary closing conditions, including certain regulatory approvals. On January 31, 2025, Spirit’s stockholders approved the Merger Agreement and the related transactions.
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
During 2023 and 2024, Boeing reached agreements to provide Spirit up to $1,067 to support its liquidity, rate readiness, and 787 tooling and capital expenditures, of which $166 has yet to be drawn. At December 31, 2024 and 2023, Other current assets included $539 and $0 and Other assets included $299 and $143. At December 31, 2024 and 2023, advance payments to Spirit of $165 and $223 were included in Inventories and are scheduled to be recovered as the related shipsets are received by Boeing from Spirit.
On January 22, 2025, Boeing and Spirit reached an agreement to reschedule repayment dates for $515 to 2026. This includes changing repayment of $425 originally due in 2024 to 2026. In the event that the

Merger Agreement is terminated in accordance with its terms, the then outstanding balances will become due and payable in full on April 1, 2026.
Note 3 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows:

	Commercial Airplanes	Defense, Space & Security	Global Services	Other	Total
Balance at December 31, 2022	$1,316	$3,224	$3,432	$85	$8,057
Acquisitions	3	11	16		30
Goodwill adjustments			6		6
Balance at December 31, 2023	$1,319	$3,235	$3,454	$85	$8,093
Acquisitions	9			9	18
Dispositions		(17)			(17)
Goodwill adjustments			(10)		(10)
Balance at December 31, 2024	$1,328	$3,218	$3,444	$94	$8,084
As of December 31, 2024 and 2023, we had indefinite-lived intangible assets with carrying amounts of $197 relating to trade names. As of December 31, 2024 and 2023, we had an indefinite-lived intangible asset with a carrying amount of $202 related to in process research and development for a next-generation air vehicle.
The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$2,501	$1,554	$2,545	$1,566
Product know-how	546	475	552	465
Customer base	1,315	851	1,358	837
Developed technology	573	528	638	569
Other	278	247	280	241
Total	$5,213	$3,655	$5,373	$3,678
Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2024 and 2023 was $223 and $235. Estimated amortization expense for the five succeeding years is as follows:

	2025	2026	2027	2028	2029
Estimated amortization expense	$207	$202	$182	$155	$155

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
Basic earnings per share is calculated by taking net earnings attributable to Boeing shareholders, less Mandatory convertible preferred stock dividends accumulated during the period and earnings available to participating securities, divided by the basic weighted average common shares outstanding.
Diluted earnings per share is calculated by taking net earnings attributable to Boeing shareholders, less Mandatory convertible preferred stock dividends accumulated during the period and earnings available to participating securities, divided by the diluted weighted average common shares outstanding. Diluted weighted average common shares outstanding is calculated using the treasury stock method for share-based compensation awards and the if-converted method for mandatory convertible preferred shares.
The elements used in the computation of Basic and Diluted loss per share were as follows:

(In millions - except per share amounts)
Years ended December 31,	2024	2023	2022
Net loss attributable to Boeing shareholders	($11,817)	($2,222)	($4,935)
Less: Mandatory convertible preferred stock dividends accumulated during the period	58
Less: earnings available to participating securities
Net loss available to common shareholders	($11,875)	($2,222)	($4,935)
Basic
Basic weighted average shares outstanding	647.2	606.1	595.2
Less: participating securities(1)	0.3	0.3	0.3
Basic weighted average common shares outstanding	646.9	605.8	594.9
Diluted
Diluted weighted average shares outstanding	647.2	606.1	595.2
Less: participating securities(1)	0.3	0.3	0.3
Diluted weighted average common shares outstanding	646.9	605.8	594.9
Net loss per share:
Basic	($18.36)	($3.67)	($8.30)
Diluted	(18.36)	(3.67)	(8.30)
(1)Participating securities include certain instruments in our deferred compensation plan.

The following table represents potential common shares that were not included in the computation of Diluted loss per share because the effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)
Years ended December 31,	2024	2023	2022
Performance-based restricted stock units			0.4
Performance restricted stock units	0.7
Restricted stock units	0.5		1.0
Stock options	0.8	0.8	0.8
In addition, potential common shares of 11.6 million, 5.7 million, and 3.5 million for the years ended December 31, 2024, 2023 and 2022 were excluded from the computation of Diluted loss per share, because the effect would have been antidilutive as a result of incurring a net loss in those periods.
Note 5 – Income Taxes
The components of Loss before income taxes were:

Years ended December 31,	2024	2023	2022
U.S.	($12,813)	($2,512)	($5,457)
Non-U.S.	603	507	435
Total	($12,210)	($2,005)	($5,022)
Income tax (benefit)/expense consisted of the following:

Years ended December 31,	2024	2023	2022
Current tax (benefit)/expense
U.S. federal	($277)	$9	($58)
Non-U.S.	184	179	142
U.S. state	14	19	(42)
Total current	(79)	207	42
Deferred tax (benefit)/expense
U.S. federal	(71)	6	(62)
Non-U.S.	3	5	(3)
U.S. state	(234)	19	54
Total deferred	(302)	30	(11)
Total income tax (benefit)/expense	($381)	$237	$31
Net income tax payments/(refunds) were $187, $204 and ($1,317) in 2024, 2023 and 2022, respectively.

The following is a reconciliation of the U.S. federal statutory tax to actual income tax (benefit)/expense:

Years ended December 31,	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory tax	($2,564)	21.0%	($421)	21.0%	($1,054)	21.0%
Valuation allowance	3,145	(25.8)	1,150	(57.3)	1,199	(23.9)
Federal audit settlement(1)	(490)	4.0
Research and development credits	(409)	3.3	(472)	23.6	(204)	4.1
State income tax provision, net of effects on U.S. federal tax	(223)	1.8	(75)	3.7	(90)	1.8
Tax on non-U.S. activities	113	(0.9)	35	(1.8)	64	(1.3)
Impact of subsidiary shares purchased from noncontrolling interests			(29)	1.5
Other provision adjustments	47	(0.3)	49	(2.5)	116	(2.3)
Income tax (benefit)/expense	($381)	3.1%	$237	(11.8)%	$31	(0.6)%
(1)     In the second quarter of 2024, we recorded a tax benefit of $490 related to the settlement of the 2018-2020 federal tax audit, which excludes an associated $155 valuation expense that is recorded in the Valuation allowance line.
Significant components of our deferred tax assets/(liabilities) at December 31 were as follows:

	2024	2023
Inventory and long-term contract methods of income recognition	($4,765)	($5,115)
Federal net operating loss, credit, interest and other carryovers(1)	4,719	2,551
Research expenditures	3,936	2,873
Fixed assets, intangibles and goodwill	(1,526)	(1,566)
State net operating loss, credit, interest and other carryovers(2)	1,353	1,137
Other employee benefits	1,049	1,162
Pension benefits	1,045	1,178
Accrued expenses and reserves	1,029	956
Other postretirement benefit obligations	587	590
Other	473	614
Gross deferred tax assets/(liabilities) before valuation allowance	$7,900	$4,380
Valuation allowance	(7,837)	(4,550)
Net deferred tax assets/(liabilities) after valuation allowance	$63	($170)
(1)     Of the deferred tax asset for federal net operating loss, credit, interest and other carryovers, $1,848 expires on or before December 31, 2044 and $2,871 may be carried over indefinitely.
(2)     Of the deferred tax asset for state net operating loss, credit, interest and other carryovers, $686 expires on or before December 31, 2044 and $667 may be carried over indefinitely.

Net deferred tax assets/(liabilities) at December 31 were as follows:

	2024	2023
Deferred tax assets	$17,991	$14,743
Deferred tax liabilities	(10,091)	(10,363)
Valuation allowance	(7,837)	(4,550)
Net deferred tax assets/(liabilities)	$63	($170)
The Company’s deferred income tax assets of $17,991 can be used in future years to offset taxable income and reduce income taxes payable. The Company’s deferred income tax liabilities of $10,091 will partially offset deferred income tax assets and result in higher taxable income in future years and increase income taxes payable. Tax law determines whether future reversals of temporary differences will result in taxable and deductible amounts that offset each other in future years. The particular years in which temporary differences result in taxable or deductible amounts generally are determined by the timing of the recovery of the related asset or settlement of the related liability. The deferred income tax assets and liabilities relate primarily to U.S. federal and state tax jurisdictions. From a U.S. federal tax perspective, the Company generated tax net operating losses in 2021 and 2024 and interest carryovers in 2021, 2022, 2023, and 2024 that can be carried forward indefinitely and federal research and development credits that can be carried forward 20 years.
Throughout 2023 and 2024, the Company was in a three-year cumulative pre-tax loss position. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses.
As of December 31, 2024 and 2023, the Company has recorded valuation allowances of $7,837 and $4,550 primarily for certain domestic deferred tax assets, and certain domestic net operating losses, tax credit and interest carryforwards. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. The valuation allowance results from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of deferred tax assets.
During 2024, the Company increased the valuation allowance by $3,287, primarily due to tax credits and other carryforwards generated in 2024 that cannot be realized in 2024.
Until the Company generates sustained levels of profitability, additional valuation allowances may have to be recorded with corresponding adverse impacts on earnings and/or OCI.
In 2024, we determined that earnings from our non-U.S. subsidiaries are no longer considered to be indefinitely reinvested.
As of December 31, 2024 and 2023, the amounts accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position were not significant. The amounts of interest included in the Consolidated Statements of Operations were not significant for 2024, 2023 and 2022.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
Unrecognized tax benefits – January 1	$1,131	$915	$858
Gross increases – tax positions in prior periods		38	17
Gross decreases – tax positions in prior periods	(453)	(3)	(51)
Gross increases – current period tax positions	216	181	91
Gross decreases – current period tax positions
Settlements	(206)
Unrecognized tax benefits – December 31	$688	$1,131	$915
As of December 31, 2024, 2023 and 2022, the total amount of unrecognized tax benefits include $651, $1,088 and $878, respectively, that would affect the effective tax rate, if recognized. As of December 31, 2024, these amounts were primarily associated with the amount of research tax credits claimed.
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
The Organization for Economic Co-operation and Development has introduced Pillar Two model rules, which establish a new global minimum tax of 15%. While it is unlikely that the United States will adopt these rules, certain other countries in which we operate have enacted Pillar Two legislation commencing in 2024. Since we do not have significant operations in jurisdictions with tax rates below the 15% minimum, Pillar Two has not materially increased our global tax costs in 2024 and is not expected to be material in future periods. We will continue to monitor both US and international legislative developments related to Pillar Two to assess for any potential impacts.
Note 6 – Accounts Receivable, net
Accounts receivable, net at December 31 consisted of the following:

	2024	2023
U.S. government contracts(1)	$923	$970
Commercial Airplanes	48	57
Global Services(2)	1,581	1,526
Defense, Space, & Security(2)	165	160
Other	6	25
Less valuation allowance	(92)	(89)
Total	$2,631	$2,649
(1)Includes foreign military sales through the U.S. government
(2)Excludes U.S. government contracts

Note 7 – Allowances for Losses on Financial Assets
The change in allowances for expected credit losses for the years ended December 31, 2024 and 2023 consisted of the following:

	Accounts receivable	Unbilled receivables	Other Current Assets	Financing receivables	Other Assets	Total
Balance at January 1, 2023	($116)	($23)	($85)	($55)	($88)	($367)
Changes in estimates	(6)	4	30	4	(34)	(2)
Write-offs	29		5			34
Recoveries	4					4
Balance at December 31, 2023	($89)	($19)	($50)	($51)	($122)	($331)

Balance at January 1, 2024	($89)	($19)	($50)	($51)	($122)	($331)
Changes in estimates	(45)	(19)	(8)	44	(85)	(113)
Write-offs	41		11		8	60
Recoveries	1					1
Balance at December 31, 2024	($92)	($38)	($47)	($7)	($199)	($383)
Note 8 – Inventories
Inventories at December 31 consisted of the following:

	2024	2023
Commercial aircraft programs	$75,192	$68,683
Long-term contracts in progress	752	686
Capitalized precontract costs(1)	1,176	946
Commercial spare parts, used aircraft, general stock materials and other	10,430	9,426
Total	$87,550	$79,741
(1)    Capitalized precontract costs at December 31, 2024 and 2023, includes amounts related to Commercial Crew, T-7A Red Hawk Production Options, and KC-46A Tanker. See Note 14.
Commercial Aircraft Programs
At December 31, 2024 and 2023, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $9,679 and $6,011 and unamortized tooling and other non-recurring costs of $909 and $792. At December 31, 2024, $10,542 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $46 are expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At December 31, 2024 and 2023, commercial aircraft programs inventory included the following amounts related to the 777X program: $3,476 and $4,638 of work in process (including deferred production costs of $0 and $1,792) and $4,122 and $4,063 of unamortized tooling and other non-recurring costs. In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023, which resulted in abnormal production costs of $513 and $325 during the years ended December 31, 2023 and 2022. In the fourth quarter of 2023, the 777X program resumed production and, as a result, there were no abnormal production costs during the year ended December 31, 2024. During the year ended December 31, 2024, we determined that estimated costs to complete the 777X program plus the costs already included in 777X inventory exceed estimated revenues from the program. The resulting reach-forward loss of $3,499 was recorded as a reduction of deferred production costs and other non-recurring costs. The level of profitability on the 777X program will be subject to several factors. These factors include aircraft certification requirements and timing, change incorporation on completed aircraft, production disruption due to labor instability and supply chain disruption, customer considerations, delivery timing and negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and contraction of the accounting quantity. One or more of these factors could result in additional reach-forward losses in future periods.
At December 31, 2024 and 2023, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $13,178 and $12,384, supplier advances of $1,379 and $1,764, and unamortized tooling and other non-recurring costs of $1,370 and $1,480. At December 31, 2024, $11,224 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $3,324 are expected to be recovered from units included in the program accounting quantity that represent expected future orders. We expensed abnormal production costs of $256, $1,014, and $1,240 during the years ended December 31, 2024, 2023 and 2022.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $5,837 and $4,126 at December 31, 2024 and 2023.
Note 9 – Contracts with Customers
Unbilled receivables increased from $8,317 at December 31, 2023, to $8,363 at December 31, 2024, primarily driven by revenue recognized in excess of billings at BDS, partially offset by an increase in billings at BGS.
The following table summarizes our contract assets under long-term contracts that were unbillable or related to outstanding claims as of December 31:

	Unbilled		Claims
	2024	2023	2024	2023
Current	$6,348	$6,565	$9	$6
Expected to be collected after one year	2,053	1,771	51	40
Less valuation allowance	(38)	(19)
Total	$8,363	$8,317	$60	$46
Unbilled receivables related to commercial customer incentives expected to be collected after one year were $63 and $42 at December 31, 2024 and 2023. Unbilled receivables related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.
Advances and progress billings increased from $56,328 at December 31, 2023, to $60,333 at December 31, 2024, primarily driven by progress billings at BDS and advances on orders received at BCA.
Revenues recognized for the years ended December 31, 2024 and 2023, from amounts recorded as Advances and progress billings at the beginning of each year were $14,516 and $15,298.

Note 10 – Financing Receivables and Operating Lease Equipment
Financing receivables and operating lease equipment, net consisted of the following at December 31:

	2024	2023
Financing receivables:
Investment in sales-type leases	$203	$556
Notes	85	102
Total financing receivables	288	658
Less allowance for losses on receivables	7	51
Financing receivables, net	281	607
Operating lease equipment, at cost, less accumulated depreciation of $46 and $70	240	352
Total	$521	$959
Our financing arrangements range in terms from 1 to 8 years, and include $196 of investment in sales-type leases, net of allowances, that will be repaid in one year or less. Financing arrangements may include options to extend or terminate. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price. At December 31, 2024 and 2023, $7 and $44 were determined to be uncollectible financing receivables and placed on non-accrual status. The allowance for losses on financing receivables decreased primarily due to cash collections during the year ended December 31, 2024.
The components of investment in sales-type leases at December 31 were as follows:

	2024	2023
Gross lease payments receivable	$229	$697
Unearned income	(26)	(162)
Net lease payments receivable	203	535
Unguaranteed residual assets		21
Total	$203	$556
Financing interest income recorded for the years ended December 31, 2024 and 2023, was $7 and $108.
Financing receivables that were past due as of December 31, 2024 and 2023, totaled $0 and $9.

Our financing receivable balances at December 31, 2024, by internal credit rating category and year of origination, consisted of the following:

Rating categories	Current	2023	2022	2021	2020	Prior	Total
BBB		$32	$28	$122	$5	$9	$196
B						85	85
CCC				7			7
Total carrying value of financing receivables		$32	$28	$129	$5	$94	$288
At December 31, 2024, our allowance for losses related to receivables with ratings of CCC, B, and BBB. We applied default rates that averaged 100.0%, 0.0%, and 0.1%, respectively, to the exposure associated with those receivables.
The majority of our financing receivables and operating lease equipment portfolio is concentrated in the following aircraft models at December 31:

	2024	2023
717 Aircraft (Accounted for as sales-type leases)	$196	$478
777 Aircraft (Accounted for as operating leases)	183	194
747-8 Aircraft (Primarily accounted for as notes)	92	129
737 Aircraft (Primarily accounted for as operating leases)	47	156
747-400 Aircraft (Accounted for as sales-type leases)		43
Impairment charges related to operating lease assets were $5, $0, and $7 for the years ended December 31, 2024, 2023 and 2022, respectively.
Lease income recorded in Sales of services on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, included $45, $55, and $69 of interest income from sales-type leases and $56, $60, and $65 from operating lease payments, respectively.
Variable lease payments for sales-type leases recognized in interest income for the years ended December 31, 2024, 2023 and 2022, were insignificant.
Profit at the commencement of sales-type leases was recorded in Sales of services for the years ended December 31, 2024, 2023 and 2022 in the amount of $9, $32, and $28, respectively.

As of December 31, 2024, undiscounted cash flows for notes receivable, sales-type and operating leases over the next five years and thereafter are as follows:

	Notes receivable	Sales-type leases	Operating leases
Year 1	$9	$189	$47
Year 2	10	13	39
Year 3	11	13	34
Year 4	12	14	32
Year 5	13		13
Thereafter	30
Total financing receipts	85	229	165
Less imputed interest		(26)
Total	$85	$203	$165
At December 31, 2024 and 2023, unguaranteed residual values were $0 and $21.
Note 11 – Property, Plant and Equipment
Property, plant and equipment at December 31 consisted of the following:

	2024	2023
Land	$353	$377
Buildings and land improvements	14,985	14,795
Machinery and equipment	16,660	16,055
Construction in progress	2,339	1,679
Gross property, plant and equipment	34,337	32,906
Less accumulated depreciation	(22,925)	(22,245)
Total	$11,412	$10,661
Depreciation expense was $1,349, $1,328 and $1,396 for 2024, 2023 and 2022, respectively.
During 2024 and 2023, we acquired $76 and $124 of property, plant and equipment through non-cash investing and financing transactions. Accounts payable related to purchases of property, plant and equipment were $591 and $498 for the years ended December 31, 2024 and 2023.

Note 12 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2024	2023
Time deposits (1)	$11,960	$2,753
Equity method investments (2)	948	966
Available-for-sale debt investments (1)	517	499
Equity and other investments	34	69
Restricted cash & cash equivalents (1)(3)	21	22
Total	$13,480	$4,309
(1)Primarily included in Short-term and other investments on our Consolidated Statements of Financial Position.
(2)Dividends received were $55 and $31 during 2024 and 2023. Retained earnings at December 31, 2024 and 2023 include undistributed earnings from our equity method investments of $141 and $110.
(3)Reflects amounts restricted in support of our workers’ compensation programs and insurance premiums.
Contributions to investments and Proceeds from investments on our Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during 2024, 2023 and 2022, was $13,258, $15,794 and $4,358, respectively. Cash proceeds from the maturities of time deposits during 2024, 2023 and 2022 were $4,053, $15,140 and $9,943, respectively.
Allowance for losses on available-for-sale debt investments are assessed quarterly. All instruments are considered investment grade, and we have not recognized an allowance for credit losses as of December 31, 2024. Fair value of available-for-sale debt securities approximates amortized cost.
Equity Method Investments
Our equity method investments consisted of the following at December 31:

	Segment	Ownership Percentages	Investment Balance
			2024	2023
United Launch Alliance	BDS	50%	$557	$582
Other	BCA, BDS, BGS and Other		391	384
Total equity method investments			$948	$966

Note 13 – Leases
Our operating lease assets primarily represent manufacturing and research and development facilities, warehouses and offices. Total operating lease expense was $530, $457 and $421 for the years ended December 31, 2024, 2023 and 2022, of which $75, $76 and $75 was attributable to variable lease expenses, respectively.
For the years ended December 31, 2024, 2023 and 2022, cash payments against operating lease liabilities totaled $408, $323 and $294, and non-cash transactions totaled $490, $488 and $245 to recognize operating assets and liabilities for new leases and modifications.
Supplemental information related to leases included in the Consolidated Statements of Financial Position at December 31 is as follows:

	2024	2023
Operating leases:
Operating lease right-of-use assets	$1,984	$1,690
Operating lease liabilities:
Current portion of lease liabilities	324	296
Non-current portion of lease liabilities	1,770	1,518
Total operating lease liabilities	$2,094	$1,814

Weighted average remaining lease term (years)	12	11
Weighted average discount rate	3.43%	3.21%
Operating lease assets are included in Other assets, net, with the related liabilities included in Accrued liabilities and Other long-term liabilities.
Scheduled payments for operating lease liabilities are as follows:

Operating leases
2025	$421
2026	373
2027	318
2028	263
2029	194
Thereafter	1,285
Total lease payments	2,855
Less imputed interest	(761)
Total	$2,094
As of December 31, 2024, we have entered into leases that have not yet commenced of $15 for offices. These leases will commence in 2025 with lease terms of 3 years to 10 years.

Note 14 – Liabilities, Commitments and Contingencies
Accrued Liabilities
Accrued liabilities at December 31 consisted of the following:

	2024	2023
Forward loss recognition	$7,634	$4,699
Accrued compensation and employee benefit costs	6,110	6,721
Product warranties	2,133	2,448
Environmental	834	844
Accrued interest payable	796	652
737 MAX customer concessions and other considerations	641	1,327
Other customer concessions and considerations	1,552	1,300
Current portion of retiree healthcare and pension liabilities	452	473
Current portion of lease liabilities	324	296
Other	3,627	3,571
Total	$24,103	$22,331
737 MAX Customer Concessions and Other Considerations
During 2024, we recorded an earnings charge of $443, net of insurance recoveries, in connection with estimated considerations to customers for disruption related to the Alaska Airlines 737-9 accident and 737-9 grounding. This charge is reflected in the financial statements as a reduction to Sales of products.
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during 2024 and 2023.

	2024	2023
Beginning balance – January 1	$1,327	$1,864
Reductions for payments made	(929)	(449)
Reductions for concessions and other in-kind considerations	(267)	(61)
Changes in estimates	510	(27)
Ending balance – December 31	$641	$1,327
At December 31, 2024, $92 of the liability balance remains subject to negotiations with customers. The contracted amount includes $124 expected to be paid in cash primarily in 2025, while the remaining amounts are primarily expected to be liquidated by lower customer delivery payments.
Environmental
The following table summarizes changes in environmental remediation liabilities during the years ended December 31, 2024 and 2023.

	2024	2023
Beginning balance – January 1	$844	$752
Reductions for payments made, net of recoveries	(120)	(79)
Changes in estimates	110	171
Ending balance – December 31	$834	$844

The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At December 31, 2024 and 2023, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,002 and $1,030.
Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the years ended December 31, 2024 and 2023.

	2024	2023
Beginning balance – January 1	$2,448	$2,275
Additions for current year deliveries	81	164
Reductions for payments made	(392)	(320)
Changes in estimates	(4)	329
Ending balance – December 31	$2,133	$2,448
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
Trade-in commitment agreements at December 31, 2024 have expiration dates from 2025 through 2031. At December 31, 2024 and 2023, total contractual trade-in commitments were $1,393 and $1,415. As of December 31, 2024 and 2023, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $275 and $407, and the fair value of the related trade-in aircraft was $270 and $407.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $17,124 and $17,003 as of December 31, 2024 and 2023. The estimated earliest potential funding dates for these commitments as of December 31, 2024 are as follows:

Total
2025	$3,449
2026	3,938
2027	3,735
2028	2,273
2029	1,773
Thereafter	1,956
Total	$17,124
As of December 31, 2024, $13,798 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $261 related to certain joint ventures over the next eight years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $2,991 and $4,548 as of December 31, 2024 and 2023.
Company Owned Life Insurance
McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2024 and 2023, the cash surrender value was $342 and $360 and the total loans were $314 and $334. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2024 and 2023.
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

12 months. The following table summarizes changes in Accounts payable to suppliers participating in supply chain financing programs:

2024
Beginning balance – January 1	$2,871
Additions	12,476
Reductions for payments made	(12,644)
Ending balance – December 31	$2,703
We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.
Government Assistance
Certain states and localities in which we operate offer or have offered various business incentives related to investment and/or job creation. Between 2010 and 2016, we received cash grants totaling $346 related to our investment in operations in South Carolina. The grants were recorded in Accrued liabilities and are being amortized, primarily to inventory, over the useful life of the Property, plant and equipment extending through 2052. During 2024 and 2023, we amortized $9 and $10 to Inventories, and recorded a benefit of $7 and $12 in cost of sales. At December 31, 2024 and 2023, Inventories included a benefit of $64 and $62 and Accrued liabilities included a balance of $87 and $97.
We are eligible to claim tax refunds from the State of Missouri and City of Irving, Texas primarily related to job creation and retention through 2031. During 2024, 2023, and 2022, we received $26, $22, and $30 in cash and recorded a benefit of $30, $28, and $21 in cost of sales, respectively. At December 31, 2024 and 2023, Other current assets includes receivables of $30 and $26. As of December 31, 2024, $63 of refunds, plus interest, is subject to clawback if we fail to meet certain conditions, including employment levels.
We are eligible to claim cash grants through 2032 related to operations in Queensland, Australia. During 2023 and 2022, we received cash of $5 and $7, which was recorded as a benefit in cost of sales. During 2024, we received cash of $40 to apply against future eligible expenses, which was recorded in Other long-term liabilities and is subject to clawback if we fail to meet certain conditions, including employment levels.
Industrial Revenue Bonds (IRB) issued by St. Louis County and the city of St. Charles, Missouri were used to finance the purchase and/or construction of real and personal property at our St. Louis and St. Charles sites. Tax benefits associated with IRBs include Missouri sales tax exemptions as well as 12-year property tax abatements from St. Louis County and a 22-year property tax abatement from the city of St. Charles. We record these properties on our Consolidated Statements of Financial Position. We have also purchased the IRBs, and therefore, are the bondholders as well as the borrower/lessee of the properties purchased with the IRB proceeds. The liabilities and IRB assets are equal and are reported net in the Consolidated Statements of Financial Position. As of December 31, 2024 and 2023, the assets and liabilities associated with the IRBs were $355 and $333.
Recoverable Costs on Government Contracts
Our final incurred costs for each year are subject to audit and review for allowability by the U.S. government, which can result in payment demands related to costs they believe should be disallowed. We work with the U.S. government to assess the merits of claims and where appropriate reserve for amounts disputed. If we are unable to satisfactorily resolve disputed costs, we could be required to record an earnings charge and/or provide refunds to the U.S. government. In addition, we are making certain capital expenditures in anticipation of future contract awards that have risk for impairment if we are not selected. Total capital investment was approximately $500 at December 31, 2024.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4 billion program to develop and modify two 747-8 commercial aircraft. During 2024 and 2023, we increased the reach-forward loss on the contract by $379 and $482. During the second quarter of 2024, we increased the reach-forward loss on the contract by $250 primarily driven by higher than anticipated costs due to engineering design changes related to wiring and other structural requirements. During the fourth quarter of 2024, we increased the reach-forward loss by $129 reflecting higher estimated costs due to engineering design changes and schedule delays. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized 11 low rate initial production (LRIP) lots for a total of 154 aircraft. The EMD contract and authorized LRIP lots total approximately $29 billion as of December 31, 2024. The KC-46A Tanker is a derivative of the 767 commercial airplane program with the majority of the manufacturing costs being incurred in the 767 factory and the remaining costs being incurred in the military finishing and delivery centers.
During 2024 and 2023, we increased the reach-forward loss on the KC-46A Tanker program by $2,002 and $309. During the first quarter of 2024, we increased the reach-forward loss by $128, primarily due to factory disruption associated with supply chain constraints. During the second quarter of 2024, we increased the reach-forward loss on the contract by $391, primarily reflecting higher than anticipated factory disruption, including supply chain constraints and parts shortages. During the third quarter of 2024, we increased the reach-forward loss on the contract by $661 to reflect higher than anticipated factory disruption, higher estimated supplier costs, the projected impacts of the International Association of Machinists and Aerospace Workers District 751 (IAM 751) contract negotiations and the ongoing work stoppage, and increased cost allocations primarily resulting from lower commercial airplane production rates. During the fourth quarter of 2024, we recorded an earnings charge of $822, primarily due to factory performance, higher estimated future production costs, and higher costs resulting from the IAM 751 work stoppage and new agreement. The fourth quarter charge also includes increased cost allocations from the decision to end production of the 767 freighter program and higher supplier costs. As of December 31, 2024, we had approximately $85 of capitalized precontract costs and $132 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. During 2023, we increased the reach-forward loss by $231. In the first quarter of 2024, we were awarded a cost-type contract modification totaling $657 for two additional test aircraft plus other scope increases. During 2024, we increased the reach-forward loss by $339. During the third quarter of 2024, we increased the reach-forward loss by $217 primarily reflecting higher than anticipated production costs to complete EMD aircraft. During the fourth quarter of 2024, we increased the reach-forward loss by $122, primarily reflecting costs associated with ongoing design and software development challenges. The initial EMD units are currently progressing through the factory and the increase reflects recent and projected factory performance as well as the higher than anticipated complexity of the production build. We expect the initial units to complete production in 2025 and begin flight testing. We will be initiating final assembly operations at our new facility at Mid-America St. Louis Airport in Mascoutah, Illinois, in 2025. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. The production portion of the contract includes production lots for 346 T-7A Red Hawk aircraft and related services that we believe are probable of being exercised. The five EMD aircraft have been delivered as of December 31, 2024, and the flight testing is ongoing.
During 2024 and 2023, we increased the reach-forward loss on the T-7A Red Hawk program by $1,770 and $275. The increase in 2024 primarily reflects higher estimated supplier costs related to future production lots. During the first quarter of 2024, we increased the reach-forward loss by $94 primarily reflecting increases in production costs. During the second quarter of 2024, we increased the reach-forward loss on the program by $278 primarily driven by higher than anticipated costs to meet certain technical and support requirements. During the third quarter of 2024, we increased the loss on the program by $908 primarily to reflect higher estimated supplier costs related to future production lots. The higher estimated supplier costs were based on our updated assessment that previously assumed cost estimates are not projected to be realized in the current environment based on ongoing contracting activity and discussions with suppliers. The revised estimates include priced options or not-to-exceed pricing for contractually committed suppliers and escalated current prices for uncontracted work. We also provisioned for a supplier not fulfilling their contractual requirements, and for certain equipment no longer assumed to be customer-furnished for certain production lots. During the fourth quarter of 2024, we further increased the reach-forward loss by $490 primarily reflecting increased supplier pricing based on new pricing proposals and supplier negotiations. The fourth quarter charge also includes higher costs to complete the flight test program to achieve final certification. At December 31, 2024, we had approximately $315 of capitalized precontract costs and $632 of potential termination liabilities to suppliers related to certain long-lead items for the first 4 production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
The National Aeronautics and Space Administration has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station (ISS) and in the second quarter of 2022, we successfully completed the uncrewed Orbital Flight Test. During 2023, we increased the reach-forward loss by $288 primarily as a result of delaying the Crewed Flight Test (CFT) following notification by a parachute supplier of an issue identified through testing. The CFT launched on June 5, 2024, and docked with the ISS. The Starliner spacecraft had a minimum mission duration of 8 days. Its return to Earth was delayed to allow time to perform further testing of propulsion system anomalies and returned to Earth uncrewed in September 2024. During 2024, we increased the reach-forward loss by $523 primarily to reflect schedule delays and higher testing and certification costs as well as higher costs for post certification missions. At December 31, 2024, we had approximately $398 of capitalized precontract costs and $150 of potential termination liabilities to suppliers related to unauthorized future missions. Risk remains that we may record additional losses in future periods.
Severance
During the fourth quarter of 2024, we announced plans to reduce our overall workforce. As a result, we recorded $295 of severance benefits payable to employees expected to leave the Company through involuntary terminations by the first half of 2025. The severance packages are consistent with our ongoing compensation and benefits plans. The remaining liability at December 31, 2024, was $287.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
December 31,	2024	2023	2024	2023	2024	2023
Contingent repurchase commitments	$295	$404	$295	$404
Credit guarantees	15	15			$14	$14
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
Note 16 – Debt
In the second quarter of 2024, we issued $10.0 billion of fixed-rate senior notes consisting of $1.0 billion due May 2027 that bear an annual interest rate of 6.259%, $1.5 billion due May 2029 that bear an annual interest rate of 6.298%, $1.0 billion due May 2031 that bear an annual interest rate of 6.388%, $2.5 billion due May 2034 that bear an annual interest rate of 6.528%, $2.5 billion due May 2054 that bear an annual interest rate of 6.858%, and $1.5 billion due May 2064 that bear an annual interest rate of 7.008%. The notes are unsecured senior obligations and rank equally in right of payment with our existing and future unsecured and unsubordinated indebtedness. The net proceeds of the issuance totaled $9.9 billion, after deducting underwriting discounts, commissions, and offering expenses.
In the second quarter of 2024, we entered into a $4.0 billion five-year revolving credit agreement expiring in May 2029. Effective as of the second quarter of 2024, we terminated the $0.8 billion 364-day revolving credit agreement expiring in August 2024, and the $3.2 billion five-year revolving credit agreement, as amended, expiring in October 2024. Our $3.0 billion three-year revolving credit agreement expiring in August 2025 and $3.0 billion five-year revolving credit agreement expiring in August 2028 each remain in effect. As of December 31, 2024, we had $10.0 billion available under credit line agreements. We continue to be in full compliance with all covenants contained in our debt and credit facility agreements.
Interest incurred, including amounts capitalized, was $2,874, $2,560 and $2,650 for the years ended December 31, 2024, 2023 and 2022, respectively. Total Company interest payments, net of amounts capitalized, were $2,440, $2,408 and $2,572 for the years ended December 31, 2024, 2023 and 2022, respectively. Interest capitalized was $149, $101, and $89 for the years ended December 31, 2024, 2023 and 2022, respectively.
Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2024	2023
Unsecured debt	$850	$5,072
Finance lease obligations	86	77
Other notes	342	55
Total	$1,278	$5,204

Debt at December 31 consisted of the following:

	2024	2023
Unsecured debt
1.43% - 2.50% due through 2032	$6,159	$10,135
2.60% - 3.20% due through 2030	5,389	6,071
3.25% - 3.90% due through 2059	9,637	9,584
3.95% - 5.15% due through 2059	7,462	11,024
5.71% - 6.63% due through 2060	18,987	13,015
6.86% - 8.75% due through 2064	5,577	1,855

Other debt and notes
Finance lease obligations due through 2044	239	253
Other notes	414	370
Total debt	$53,864	$52,307
Scheduled principal payments for debt for the next five years are as follows:

	2025	2026	2027	2028	2029
Debt and other notes	$1,173	$8,022	$4,364	$1,800	$2,500
Scheduled payments for finance lease obligations are as follows:

Finance lease obligations
2025	$95
2026	75
2027	43
2028	14
2029	4
Thereafter	37
Total finance lease payments	268
Less imputed interest	(29)
Total	$239
Note 17 – Postretirement Plans
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
The components of net periodic benefit (income)/cost were as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2024	2023	2022	2024	2023	2022
Service cost	$5	$2	$3	$51	$49	$72
Interest cost	2,635	2,820	2,080	124	148	98
Expected return on plan assets	(3,311)	(3,441)	(3,789)	(10)	(9)	(10)
Amortization of prior service credits	(81)	(81)	(81)	(11)	(22)	(35)
Recognized net actuarial loss/(gain)	281	173	913	(176)	(175)	(111)
Settlement/curtailment gain			(4)
Net periodic benefit (income)/cost	($471)	($527)	($878)	($22)	($9)	$14

Net periodic benefit cost included in Loss from operations	$5	$2	$3	$47	$62	$79
Net periodic benefit income included in Other income, net	(476)	(529)	(881)	(73)	(58)	(58)
Net periodic benefit (income)/cost included in Loss before income taxes	($471)	($527)	($878)	($26)	$4	$21
The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2024 and 2023. Benefit obligation balances presented below reflect the PBO for our pension plans and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2024	2023	2024	2023
Change in benefit obligation
Beginning balance	$54,325	$55,117	$2,651	$2,978
Service cost	5	2	51	49
Interest cost	2,635	2,820	124	148
Amendments	140
Actuarial (gain)/loss	(2,493)	1,217	156	(152)
Gross benefits paid	(4,173)	(4,837)	(336)	(375)
Subsidies			8	2
Exchange rate adjustment	(18)	6	(3)	1
Ending balance	$50,421	$54,325	$2,651	$2,651
Change in plan assets
Beginning balance at fair value	$48,891	$49,825	$163	$140
Actual return on plan assets	738	3,756	22	23
Plan participants’ contributions			1	4
Benefits paid	(4,034)	(4,698)	(3)	(4)
Exchange rate adjustment	(21)	8
Ending balance at fair value	$45,574	$48,891	$183	$163
Amounts recognized in Consolidated Statements of Financial Position at December 31 consist of:
Other assets	$1,289	$1,219	$21	$81
Accrued liabilities	(139)	(137)	(313)	(336)
Accrued retiree health care			(2,176)	(2,233)
Accrued pension plan liability, net	(5,997)	(6,516)
Net amount recognized	($4,847)	($5,434)	($2,468)	($2,488)
Amounts recognized in Accumulated other comprehensive loss (AOCI) at December 31 were as follows:

	Pension		Other Postretirement Benefits
	2024	2023	2024	2023
Net actuarial loss/(gain)	$17,976	$18,175	($1,534)	($1,852)
Prior service credits	(922)	(1,143)	(8)	(19)
Total recognized in AOCI	$17,054	$17,032	($1,542)	($1,871)

The accumulated benefit obligation (ABO) for all pension plans was $49,889 and $53,671 at December 31, 2024 and 2023. Key information for our plans with ABO and PBO in excess of plan assets as of December 31 was as follows:

	2024	2023
Accumulated benefit obligation	$44,470	$47,665
Fair value of plan assets	38,866	41,666

	2024	2023
Projected benefit obligation	$45,002	$48,320
Fair value of plan assets	38,866	41,666
Assumptions
The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at December 31 of each year and the net periodic benefit cost for the subsequent year.

December 31,	2024	2023	2022
Discount rate:
Pension	5.60%	5.10%	5.40%
Other postretirement benefits	5.40%	5.00%	5.30%
Expected return on plan assets	6.00%	6.00%	6.00%
Rate of compensation increase	4.30%	4.30%	4.30%
Interest crediting rates for cash balance plans	5.00%	5.00%	5.00%
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
The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2024, the MRVA was approximately $7,955 more than the fair market value of assets.
Assumed health care cost trend rates were as follows:

December 31,	2024	2023	2022
Health care cost trend rate assumed next year	6.00%	5.50%	5.50%
Ultimate trend rate	4.50%	4.50%	4.50%
Year that trend reaches ultimate rate	2031	2028	2028

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
We periodically update our long-term, strategic asset allocations. We use various analytics to determine the optimal asset mix and consider plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. A key element of our strategy is to de-risk the plan as the funded status of the plan increases. We identify investment benchmarks to evaluate performance for the asset classes in the strategic asset allocation that are market-based and investable where possible. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the duration to fully implement investment allocation positions, and the timing of benefit payments and contributions. Short-term investments and exchange-traded derivatives are used to rebalance the actual asset allocation to the target asset allocation. The asset allocation is monitored and adjusted in accordance with our rebalancing policy. The actual and target allocations by asset class for the pension assets at December 31 were as follows:

	Actual Allocations		Target Allocations
Asset Class	2024	2023	2024	2023
Fixed income	59%	60%	59%	59%
Global equity	19	19	20	20
Private equity	9	8	7	7
Real estate and real assets	7	7	7	7
Hedge funds	6	6	7	7
Total	100%	100%	100%	100%
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
As a percentage of total pension assets, derivative net notional amounts were 42.0% and 38.3% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and 0.8% and 2.1% for global equity and commodities at December 31, 2024 and 2023.
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
Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2024 and 2023. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$16,322		$16,288	$34	$17,809		$17,750	$59
U.S. government and agencies	5,182		5,182		6,822		6,822
Mortgage backed and asset backed	783		611	172	505		344	161
Municipal	613		613		816		816
Sovereign	924		923	1	720		720
Other	5	$2	3		9	$6		3
Derivatives:
Assets					69		69
Liabilities	(194)		(194)
Cash equivalents and other short-term investments	650		646	4	326		326
Equity securities:
U.S. common and preferred stock	3,645	3,645			3,391	3,391
Non-U.S. common and preferred stock	2,530	2,530			2,204	2,204
Boeing company stock
Derivatives:
Assets
Liabilities
Private equity
Real estate and real assets:
Real estate
Real assets	389	348	39	2	385	349	33	3
Derivatives:
Assets	1		1
Liabilities
Total	$30,850	$6,525	$24,112	$213	$33,056	$5,950	$26,880	$226

Fixed income common/collective/pooled funds	$1,309				$1,378
Fixed income other	1,364				1,364
Equity common/collective/ pooled funds	2,385				2,702
Private equity	3,919				4,102
Real estate and real assets	2,925				3,138
Hedge funds	2,608				2,751
Total investments measured at NAV as a practical expedient	$14,510				$15,435

Cash	$265				$86
Receivables	382				438
Payables	(433)				(124)
Total	$45,574				$48,891
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
Derivatives included in the table above are over-the-counter and are primarily valued using an income approach with inputs that include benchmark yields, swap curves, cash flow analysis, rating agency data and inter-dealer broker rates. Exchange-traded derivative positions are reported in accordance with changes in daily variation margin which is settled daily and therefore reflected in the payables and receivables portion of the table.
Cash equivalents and other short-term investments (which are used to pay benefits) are held in a separate account which consists of a commingled fund (with daily liquidity) and separately held short-term securities and cash equivalents. All investments in this cash vehicle are valued daily using a market approach with inputs that include quoted market prices for similar instruments. In the event a market price is not available for instruments with an original maturity of one year or less, amortized cost is used as a proxy for fair value. Common and preferred stock equity securities are primarily valued using a market approach based on the quoted market prices of identical instruments.
Private equity and private debt NAV valuations are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market based comparable data. For those investments reported on a one-quarter lagged basis (primarily LPs), we use NAVs adjusted for subsequent cash flows and significant events.
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

The following tables summarizes the changes of Level 3 assets, reconciled by asset class, held during the years ended December 31, 2024 and 2023. Transfers into and out of Level 3 are reported at the beginning-of-year values.

	January 1 2024 Balance	Net Realized and Unrealized (Losses)/Gains	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2024 Balance
Fixed income securities:
Corporate	$59	($3)	($22)		$34
Mortgage backed and asset backed	161	2	5	$4	172
Other	3	(3)
Sovereign			1		1
Cash equivalents and other short-term investments			4		4
Equity securities:
Non-U.S. common and preferred stock		1	(1)
Real assets	3		(2)	1	2
Total	$226	($3)	($15)	$5	$213

	January 1 2023 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2023 Balance
Fixed income securities:
Corporate	$70	$5	($16)		$59
U.S. government and agencies			(1)	$1
Mortgage backed and asset backed	162	7	10	(18)	161
Municipal	32		(5)	(27)
Other		3			3
Real assets	4	(1)			3
Total	$268	$14	($12)	($44)	$226
For the year ended December 31, 2024, the changes in unrealized (losses)/gains for Level 3 assets still held at December 31, 2024 were ($7) for corporate fixed income securities, and $1 for mortgage backed and asset backed fixed income securities. For the year ended December 31, 2023, the changes in unrealized gains for Level 3 assets still held at December 31, 2023 were $2 for corporate fixed income securities, $6 for mortgage backed and asset backed fixed income securities, and $3 for other fixed income securities.
OPB Plan Assets The majority of OPB plan assets are invested in two commingled index funds (with daily liquidity) which are held at a target allocation of approximately 60% in the equity fund and 40% in the debt fund. The commingled funds are valued daily at their NAVs which are calculated by the investment manager. The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.
Cash Flows
Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA), as well as rules governing funding of our non-US pension plans, are not expected to be significant in 2025. We do not expect to make discretionary contributions to our pension plans in 2025.
Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

Year(s)	2025	2026	2027	2028	2029	2030-2034
Pensions	$4,702	$4,427	$4,302	$4,198	$4,077	$18,628
Other postretirement benefits:
Gross benefits paid	331	315	292	267	276	1,063
Subsidies	(9)	(9)	(9)	(9)	(9)	(40)
Net other postretirement benefits	$322	$306	$283	$258	$267	$1,023
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
Defined Contribution Plans
We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $1,670, $1,564 and $1,260 in 2024, 2023 and 2022, respectively.
Note 18 – Share-Based Compensation and Other Compensation Arrangements
Share-Based Compensation
Our 2023 Incentive Stock Plan, permits awards of incentive and non-qualified stock options, stock appreciation rights, restricted stock or units, performance restricted stock or units, and other stock and cash-based awards to our employees, officers, directors, consultants, and independent contractors. The aggregate number of shares of our common stock authorized for issuance under the plan is 12,900,000, plus shares that remained or became available under our 2003 Incentive Stock Plan, as amended and restated. Following approval of our 2023 Incentive Stock Plan in 2023, no further awards have been or may be granted under our 2003 Incentive Stock Plan.
Shares issued under the 2023 Incentive Stock Plan will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to satisfy these issuances during 2025.

Share-based plans expense is primarily included in Total costs and expenses and General and administrative expense, as well as a portion allocated to production as inventoried costs. The share-based plans expense and related income tax benefit were as follows:

Years ended December 31,	2024	2023	2022
Restricted stock units and other awards	$409	$697	$726
Income tax benefit (before consideration of valuation allowance)	$107	$157	$178
Stock Options
Options have been granted to our executive officers that are generally scheduled to vest and become exercisable three years after the grant date and expire ten years after the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may remain eligible to exercise some or all of their stock options depending on certain age and service conditions. The fair values of the stock options granted were estimated using a Monte-Carlo simulation model using the assumptions presented below. The model includes no expected dividend yield.
Stock options granted during 2024 and 2023 were not material.
In February 2022, we granted 348,769 premium-priced stock options to our executive officers as part of our long-term incentive program. These stock options have an exercise price equal to 120% of the fair market value of our stock on the date of grant. If certain performance measures are met, the exercise price is reduced to 110% of the grant date fair market value of our stock.

Grant Year	Grant Date	Expected Life	Expected Volatility	Risk Free Interest Rate	Grant Date Fair Value Per Option
2022	2/16/2022	6.8 years	36.6%	2.0%	$83.04
Stock option activity for the year ended December 31, 2024 was as follows:

	Shares	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	792,662	$252.35
Granted	124,374	200.83
Exercised	(1,953)	124.98
Forfeited	(11,084)	233.75
Outstanding at end of year	903,999	$245.76	6.9	$0
Exercisable at end of year	425,705	$250.10	6.0	$0
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $0, $80 and $75, with a related tax benefit of $0, $18 and $17, respectively. At December 31, 2024, there was $9 of total unrecognized compensation cost related to options which is expected to be recognized over a weighted average period of 3.1 years. The fair value of options vested during the year ended December 31, 2024, was $32. No options vested during the years ended December 31, 2023 and 2022.

Restricted Stock Units
In February 2024, 2023 and 2022, we granted to our executives 2,008,499, 327,523 and 1,804,541 restricted stock units (RSUs) as part of our long-term incentive program with grant date fair values of $204.15, $214.35 and $217.48 per unit, respectively. In March 2024, we granted to our executive officers 125,432 RSUs with a grant date fair value of $192.94 per unit as part of our long-term incentive program. In July 2022, we granted 2,568,112 RSUs with a grant date fair value of $157.69 per unit as part of our long-term incentive program, accelerating awards planned for 2023 to retain executives. The RSUs granted under this program are generally scheduled to vest and settle in common stock (on a one-for-one basis) on the third anniversary of the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the RSUs will not vest and all rights to the stock units will terminate. These RSUs are labeled executive long-term incentive program in the table below.
In addition to RSUs awarded under our long-term incentive programs, we granted RSUs to certain executives and employees. These RSUs are labeled other RSUs in the table below.
The fair values of all RSUs are estimated using the average of the high and low stock prices on the date of grant.
RSU activity for the year ended December 31, 2024 was as follows:

	Long-Term Incentive Program	Other
Number of units:
Outstanding at beginning of year	5,349,490	765,510
Granted	2,174,064	176,483
Forfeited	(312,242)	(28,197)
Distributed	(870,741)	(348,366)
Outstanding at end of year	6,340,571	565,430
Undistributed vested units	897,643	33,550
Unrecognized compensation cost	$353	$37
Weighted average remaining amortization period (years)	1.7	1.6

Performance Restricted Stock Units
In March 2024 and February 2023, we granted 153,306 and 199,899 performance restricted stock units (PRSUs) to our executive officers as part of our long-term incentive program that will result in that number of PRSUs being paid out if the target performance metric is achieved. The PRSUs granted under this program have grant date fair values of $192.94 and $214.35 per unit. The award payout can range from 0% to 200% of the initial PRSU grant based on cumulative free cash flow achievement over a three-year period from January 1 of the grant year as compared to the target set at the start of the performance period. The PRSUs granted in 2024 also include a product safety downward modifier pursuant to which the payout following the end of the three-year performance period may be reduced by 25% or down to 0% if two specified product safety operational goals are not timely completed. The PRSUs granted under this program will vest at the payout amount determined on the third anniversary of the grant date and settle in common stock (on a one-for-one basis). If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) remains eligible under the award and, if the award is earned, may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the PRSUs will not vest and all rights to the stock units will terminate. During the year ended December 31, 2024, there were 40,042 forfeitures and no distributions. At December 31, 2024, there was no unrecognized compensation cost.
Performance-Based Restricted Stock Units
Performance-Based Restricted Stock Units (PBRSUs) are stock units that pay out based on the Company’s total shareholder return (TSR) as compared to a group of peer companies over a three-year period. The award payout can range from 0% to 200% of the initial PBRSU grant. During 2023, these performance awards expired with a payout of 0%. No units were outstanding during 2024.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan which permits eligible employees to purchase Boeing common stock at 95% of the fair market value on the last trading day of each three-month period using payroll deduction. The aggregate number of shares of our common stock authorized for issuance under the plan is 12,000,000. During 2024, approximately 377,712 shares were purchased at an average price of $179.03 per share.
Deferred Compensation
The Company has deferred compensation plans which permit certain employees and executives to defer a portion of their salary, bonus, certain other incentive awards and retirement contributions. Participants can diversify these amounts among 23 investment funds including a Boeing stock unit account.
Total expense/(income) related to deferred compensation was $114, $188 and ($117) in 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, the deferred compensation liability which is being marked to market was $1,675 and $1,640.
Note 19 – Shareholders’ Equity
As of December 31, 2024 and 2023, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized.

Changes in Share Balances
The following table shows changes in each class of shares:

	Common stock	Treasury stock	Mandatory convertible preferred stock
Balance at January 1, 2022	1,012,261,159	423,343,707
Issued		(8,877,047)
Acquired		204,723
Balance at December 31, 2022	1,012,261,159	414,671,383
Issued		(13,651,201)
Acquired		1,725,954
Balance at December 31, 2023	1,012,261,159	402,746,136
Issued		(140,120,845)	5,750,000
Acquired		419,549
Balance at December 31, 2024	1,012,261,159	263,044,840	5,750,000
Treasury Stock
On October 30, 2024, we issued 129,375,000 shares of common stock, $5.00 par value per share, from shares held in Treasury Stock. As a result of the transaction, we received cash proceeds of $18,181, net of underwriting fees and other issuance costs.
Mandatory Convertible Preferred Stock
On October 31, 2024, we issued 115,000,000 depositary shares, representing 5,750,000 shares of our 6.00% Series A Mandatory Convertible Preferred Stock (Mandatory convertible preferred stock). The Mandatory convertible preferred stock has a $1,000.00 per share liquidation preference and $1.00 per share par value. As a result of the transaction, we received cash proceeds of $5,651, net of underwriting fees and other issuance costs.
Dividends are cumulative at an annual rate of 6.00% on the liquidation preference of $1,000.00 per share of Mandatory convertible preferred stock and may be paid in cash, shares of our common stock or a combination of cash and shares of our common stock. Dividends that are declared will be payable on January 15, April 15, July 15 and October 15 to holders of record on the January 1, April 1, July 1, and October 1 immediately preceding the relevant dividend payment date. In December 2024, dividends of $72 were declared to holders of record as of January 1, 2025, representing $12.50 per share, and were paid in cash on January 15, 2025.
The following table illustrates the conversion rate per share of Mandatory convertible preferred stock, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Share of Mandatory Convertible Preferred Stock
Greater than $171.5854	5.8280 shares of common stock
Equal to or less than $171.5854 but greater than or equal to $142.9797	Between 5.8280 and 6.9940 shares of common stock, determined by dividing $1,000 by the applicable market value
Less than $142.9797	6.9940 shares of common stock

Unless earlier converted, each share of Mandatory convertible preferred stock will automatically convert on October 15, 2027, into between 5.8280 shares and 6.9940 shares of our common stock, depending on the applicable market value of the common stock and subject to certain anti-dilution adjustments described in the certificate of designations related to our Mandatory convertible preferred stock (Certificate of Designations). The applicable market value of our common stock will be determined based on the average volume-weighted average price per share of the common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to October 15, 2027.
If a fundamental change, as defined in the Certificate of Designations, occurs on or prior to October 15, 2027, then holders of Mandatory convertible preferred stock will be entitled to convert all or any portion of their shares into shares of our common stock at the fundamental change conversion rate, as defined in the Certificate of Designations, for a specified period of time and also to receive an amount to compensate such holders for unpaid accumulated dividends and any remaining future scheduled dividend payments.
Other than during a fundamental change conversion period, at any time prior to October 15, 2027, holders of Mandatory convertible preferred stock may elect to convert all or any portion of their shares at a conversion rate of 5.8280 shares of common stock per share of Mandatory convertible preferred stock, subject to certain anti-dilution and other adjustments as described in the Certificate of Designations.
Additional Paid-in Capital
During the year ended December 31, 2023, Additional paid-in capital included a decrease of $267 related to a non-cash transaction to purchase shares in a consolidated subsidiary from the noncontrolling interests.

Accumulated Other Comprehensive Loss
Changes in AOCI by component for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments		Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2022	($105)	$1	$6		($11,561)		($11,659)
Other comprehensive (loss)/income before reclassifications	(62)	(1)	(40)		1,529	(2)	1,426
Amounts reclassified from AOCI			10	(4)	673	(3)	683
Net current period Other comprehensive (loss)/income	(62)	(1)	(30)		2,202		2,109
Balance at December 31, 2022	($167)		($24)		($9,359)		($9,550)
Other comprehensive income/(loss) before reclassifications	33	2	41		(722)	(2)	(646)
Amounts reclassified from AOCI			(5)		(104)	(3)	(109)
Net current period Other comprehensive income/(loss)	33	2	36		(826)		(755)
Balance at December 31, 2023	($134)	$2	$12		($10,185)		($10,305)
Other comprehensive loss before reclassifications	(44)		(258)		(356)	(5)	(658)
Amounts reclassified from AOCI			35		13		48
Net current period Other comprehensive loss	(44)		(223)		(343)		(610)
Balance at December 31, 2024	($178)	$2	($211)		($10,528)		($10,915)
(1)    Net of tax.
(2)    Primarily related to remeasurement of assets and benefit obligations related to the Company's pension and other postretirement benefit plans resulting in an actuarial (loss)/gain of ($722) and $1,533 (net of tax of $13 and ($22)) for the years ended December 31, 2023 and 2022. See Note 17.
(3)    Amounts reclassified from AOCI for the year ended December 31, 2023, primarily related to amortization of prior service credits totaling ($102) (net of tax of $1). Amounts reclassified from AOCI for the year ended December 31, 2022, primarily related to amortization of actuarial losses totaling $791 (net of tax of ($11)). These are included in net periodic pension cost. See Note 17.
(4)    Includes losses of $39 (net of tax of ($11)) from cash flow hedges reclassified to Other income, net because the forecasted transactions are not probable of occurring.
(5)    Primarily related to remeasurement of assets and benefit obligations related to the Company's pension and other postretirement benefit plans resulting in an actuarial loss of ($225) (net of tax of ($1)) and prior service credits of ($140) (net of tax of $0) for the year ended December 31, 2024. See Note 17.
Note 20 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, commodity swaps and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain expected sales and purchases through 2031. We use commodity derivatives, such as fixed-

price purchase commitments and swaps to hedge against potentially unfavorable price changes for commodities used in production. Our commodity contracts hedge forecasted transactions through 2028.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	2024	2023	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5,139	$4,120	$23	$85	($213)	($63)
Commodity contracts	388	514	65	83	(12)	(8)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	103	254	1	1	(17)	(32)
Commodity contracts	129	115				(2)
Total derivatives	$5,759	$5,003	89	169	(242)	(105)
Netting arrangements			(24)	(47)	24	47
Net recorded balance			$65	$122	($218)	($58)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
(Losses)/gains associated with our hedging transactions and forward points recognized in Other comprehensive income are presented in the following table:

Years ended December 31,	2024	2023	2022
Recognized in Other comprehensive income, net of taxes:
Foreign exchange contracts	($248)	$61	($118)
Commodity contracts	(10)	(20)	78

(Losses)/gains associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

Years ended December 31,	2024	2023	2022
Foreign exchange contracts
Revenues	($1)		$1
Costs and expenses	(25)	($15)	7
General and administrative	(8)	(17)	(12)
Commodity contracts
Costs and expenses	($7)	$31	$31
General and administrative expense	6	7	10
During the year ended December 31, 2022, we reclassified losses associated with certain cash flow hedges of $50 from AOCI to Other income, net because it became probable the forecasted transactions would not occur. Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the years ended December 31, 2024, 2023 and 2022.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $64 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facility, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at December 31, 2024 was $22. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At December 31, 2024, there was no collateral posted related to our derivatives.

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

	December 31, 2024			December 31, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$6,475	$6,475		$1,514	$1,514
Available-for-sale debt investments:
Commercial paper	165		$165	291		$291
Corporate notes	335		335	183		183
U.S. government agencies	17		17	25		25
Other equity investments	9	9		44	44
Derivatives	65		65	122		122
Total assets	$7,066	$6,484	$582	$2,179	$1,558	$621

Liabilities
Derivatives	($218)		($218)	($58)		($58)
Total liabilities	($218)		($218)	($58)		($58)
Money market funds, available-for-sale debt investments and equity investments are valued using a market approach based on the quoted market prices or broker/dealer quotes of identical or comparable instruments.
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
Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the years ended December 31 due to long-lived asset impairment and the fair value of the related assets as of the impairment date:

	2024		2023
	Fair Value	Total Losses	Fair Value	Total Losses
Property, plant and equipment	$32	($54)	$14	($26)
Investments		(32)		(18)
Other assets	6	(21)		(2)
Operating lease equipment	15	(5)
Total	$53	($112)	$14	($46)

Level 2 and Level 3 Property, plant and equipment were valued based on third-party valuations using a combination of income and market approaches and adjusted for as-is condition. Level 3 Investments and Other assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. These approaches are considered estimates of net operating income, capitalization rates, and/or comparable property sales. Level 3 operating lease equipment is derived by calculating a median collateral value from a consistent group of third-party aircraft value publications. The values provided by the third-party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third-party publications, or on the expected net sales price for the aircraft.
For Level 3 operating lease equipment that were measured at fair value on a nonrecurring basis during the period ended December 31, 2024, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statements of Financial Position at December 31 were as follows:

	December 31, 2024
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$940	$953		$941	$12
Liabilities
Debt, excluding finance lease obligations	(53,625)	(51,089)		(51,089)

	December 31, 2023
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$257	$270		$270
Liabilities
Debt, excluding finance lease obligations	(52,055)	(51,039)		(51,039)
The fair value of Notes receivable classified as Level 2 is estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of Notes receivable classified as Level 3 is based on our best estimate using available counterparty financial data. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Consolidated Statements of Financial Position, approximate their fair value at December 31, 2024 and 2023. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 22 – Legal Proceedings
Various legal proceedings, claims and investigations related to products, contracts, employment, securities and other matters are pending against us. In addition, we are subject to various government inquiries and investigations from which civil, criminal or administrative proceedings could result or have resulted in the past. Such proceedings involve or could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under U.S. government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, have certain of its production certificates suspended or revoked, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any currently pending legal proceeding, claim, or government dispute, inquiry or investigation will not have a material effect on our financial position, results of operations or cash flows.
Multiple legal actions, investigations and inquiries were initiated concerning the October 29, 2018, accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. While many of these legal actions and investigations have been resolved, others are still pending, including a federal securities class action filed in federal district court in the Northern District of Illinois, and a number of civil lawsuits and claims brought by family members of those lost in the accidents. Furthermore, on January 7, 2021, we entered into a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice (the Department) relating to the Department’s investigation into us regarding the evaluation of the 737 MAX by the Federal Aviation Administration (the Investigation). Among other obligations, the DPA included a three-year reporting period, which ended in January 2024. On May 14, 2024, the Department notified us of its determination that we did not fulfill our obligations under the DPA and that the Department would not move to dismiss the case. On July 24, 2024, we and the Department filed a proposed plea agreement with the U.S. District Court for the Northern District of Texas (the

Court) to resolve the Investigation. Under the terms of the proposed agreement, Boeing agreed that it would plead guilty to the charge that was the basis for the DPA; pay an additional fine of $244; commit to invest at least $455 in compliance, quality and safety programs over a three-year period; and agree to the appointment of an independent compliance monitor for three years. On December 5, 2024, the Court rejected the proposed plea agreement, citing the proposed agreement’s provisions governing the monitor’s selection and supervision. In light of the Court’s ruling, Boeing and the Department are currently engaged in discussions regarding potential resolution of this matter.
Multiple legal actions were initiated as a result of the January 5, 2024, Alaska Airlines Flight 1282 accident. We are also subject to multiple governmental and regulatory investigations and inquiries relating to the Alaska Airlines Flight 1282 accident and our commercial airplanes business.
We cannot reasonably estimate a range of loss, if any, not covered by available insurance and in excess of any accrued amounts that may result given the current status of pending lawsuits, investigations and inquiries arising from the 2018 and 2019 737 MAX accidents and the Alaska Airlines Flight 1282 accident.
Note 23 – Segment and Revenue Information
We operate in three reportable segments: BCA, BDS, and BGS. All other activities fall within Unallocated items, eliminations and other. See page 59 for the Summary of Business Segment Data, which is an integral part of this note.
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
Our chief operating decision maker is currently our President and Chief Executive Officer (CEO). The primary profitability measurement used by the CEO to review segment operating results is Segment operating (loss)/earnings. The CEO uses Segment operating (loss)/earnings to allocate resources (including employees, financial and capital resources) for each segment predominantly in the annual planning process. Segment operating (loss)/earnings is used to monitor segment results compared to prior period, forecasted results, and the annual plan.

The following table reconciles segment Revenues to Segment operating (loss)/earnings:

	BCA	BDS	BGS
For the year ended December 31, 2022
Revenues	$26,026	$23,162	$17,611
Less:
Research and development expense, net	1,510	945	119
Other segment items(1)	26,857	25,761	14,765
Segment operating (loss)/earnings	($2,341)	($3,544)	$2,727
For the year ended December 31, 2023
Revenues	$33,901	$24,933	$19,127
Less:
Research and development expense, net	2,036	919	107
Other segment items(1)	33,500	25,778	15,691
Segment operating (loss)/earnings	($1,635)	($1,764)	$3,329
For the year ended December 31, 2024
Revenues	$22,861	$23,918	$19,954
Less:
Research and development expense, net	2,386	917	132
Other segment items(1)	28,444	28,414	16,204
Segment operating (loss)/earnings	($7,969)	($5,413)	$3,618
(1)    Primarily includes costs of products and services and general and administrative expenses.
While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues, including foreign military sales, are reported by customer location and consisted of the following:

Years ended December 31,	2024	2023	2022
Asia	$11,994	$10,013	$8,393
Europe	8,734	10,520	7,916
Middle East	4,635	6,594	5,047
Oceania	1,565	1,655	1,576
Canada	1,472	1,256	1,612
Africa	1,143	825	418
Latin America, Caribbean and other	1,246	1,524	2,412
Total non-U.S. revenues	30,789	32,387	27,374
United States	36,171	45,380	39,218
Estimated potential concessions and other considerations to 737 MAX customers, net of insurance recoveries	(443)	27	16
Total revenues	$66,517	$77,794	$66,608
Revenues from the U.S. government (including foreign military sales through the U.S. government), primarily recorded at BDS and BGS, represented 42%, 37% and 40% of consolidated revenues for 2024, 2023 and 2022, respectively. Approximately 3% and 4% of operating assets were located outside the United States as of December 31, 2024 and 2023.

The following tables present BCA, BDS and BGS revenues from contracts with customers disaggregated in a number of ways, such as geographic location, contract type and the method of revenue recognition. We believe these best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.
BCA revenues by customer location consisted of the following:

Years ended December 31,	2024	2023	2022
Revenue from contracts with customers:
Asia	$8,060	$6,328	$4,488
Europe	3,956	6,172	4,085
Middle East	2,012	4,311	2,003
Other non-U.S.	1,815	2,431	3,042
Total non-U.S. revenues	15,843	19,242	13,618
United States	7,326	14,501	12,275
Estimated potential concessions and other considerations to 737 MAX customers, net of insurance recoveries	(443)	27	16
Total revenues from contracts with customers	22,726	33,770	25,909
Intersegment revenues, eliminated on consolidation	135	131	117
Total segment revenues	$22,861	$33,901	$26,026

Revenue recognized on fixed-price contracts	100%	100%	100%

Revenue recognized at a point in time	99%	99%	99%
BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

Years ended December 31,	2024	2023	2022
Revenue from contracts with customers:
U.S. customers	$18,589	$20,051	$17,144
Non-U.S. customers(1)	5,329	4,882	6,018
Total segment revenue from contracts with customers	$23,918	$24,933	$23,162

Revenue recognized over time	99%	99%	99%

Revenue recognized on fixed-price contracts	54%	58%	60%

Revenue from the U.S. government(1)	91%	91%	89%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consisted of the following:

Years ended December 31,	2024	2023	2022
Revenue from contracts with customers:
Commercial	$11,736	$11,020	$9,560
Government	7,832	7,751	7,681
Total revenues from contracts with customers	19,568	18,771	17,241
Intersegment revenues eliminated on consolidation	386	356	370
Total segment revenues	$19,954	$19,127	$17,611

Revenue recognized at a point in time	53%	51%	50%

Revenue recognized on fixed-price contracts	86%	87%	88%

Revenue from the U.S. government(1)	29%	30%	33%
(1)Includes revenues earned from foreign military sales through the U.S. government.
Earnings in Equity Method Investments
During the years ended December 31, 2024, 2023, and 2022, our share of income from equity method investments was $104, $70, and $56, respectively. In 2024 and 2023, earnings in equity method investments were primarily driven by investments held at our BDS segment. In 2022, earnings in equity method investments were primarily driven by investments held in Unallocated items, eliminations and other.
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
Our backlog at December 31, 2024 was $521,336. We expect approximately 14% to be converted to revenue through 2025 and approximately 59% through 2028, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.

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

Years ended December 31,	2024	2023	2022
Share-based plans	$171	$62	($114)
Deferred compensation	(114)	(188)	117
Amortization of previously capitalized interest	(93)	(95)	(95)
Research and development expense, net	(377)	(315)	(278)
Eliminations and other unallocated items	(1,634)	(1,223)	(1,134)
Unallocated items, eliminations and other	($2,047)	($1,759)	($1,504)
During the year ended December 31, 2024, Eliminations and other unallocated items included an earnings charge of $244 that reflects a fine that would be paid if an agreement with the U.S. Department of Justice is approved by the federal district court. For additional discussion, see Note 22 to our Consolidated Financial Statements.
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

Years ended December 31,	2024	2023	2022
Pension FAS/CAS service cost adjustment	$811	$799	$849
Postretirement FAS/CAS service cost adjustment	293	257	294
FAS/CAS service cost adjustment	$1,104	$1,056	$1,143

Assets
Segment assets are summarized in the table below.

December 31,	2024	2023
Commercial Airplanes	$84,177	$77,047
Defense, Space & Security	15,350	14,921
Global Services	16,704	16,193
Unallocated items, eliminations and other	40,132	28,851
Total	$156,363	$137,012
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the three principal business segments and intercompany eliminations.
Capital Expenditures

Years ended December 31,	2024	2023	2022
Commercial Airplanes	$508	$420	$218
Defense, Space & Security	296	192	202
Global Services	212	127	130
Unallocated items, eliminations and other	1,214	788	672
Total	$2,230	$1,527	$1,222
Capital expenditures for Unallocated items, eliminations and other relate primarily to assets managed centrally on behalf of the three principal business segments.
Depreciation and Amortization

Years ended December 31,	2024	2023	2022
Commercial Airplanes	$400	$464	$554
Defense, Space & Security	209	219	238
Global Services	304	320	346
Centrally Managed Assets (1)	923	858	841
Total	$1,836	$1,861	$1,979
(1)Amounts shown in the table represent depreciation and amortization expense recorded by the individual business segments. Depreciation and amortization for centrally managed assets are allocated to business segments based on usage and occupancy. In 2024, $705 was allocated to the primary business segments, of which $339, $289 and $77 was allocated to BCA, BDS and BGS, respectively. In 2023, $650 was allocated the primary business segments, of which $311, $264 and $75 was allocated to BCA, BDS and BGS, respectively. In 2022, $644 was allocated to the primary business segments, of which $361, $230 and $53 was allocated to BCA, BDS and BGS, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Cost Estimates for Fixed-Price Development Contracts — Refer to Notes 1 and 14 to the financial statements
Critical Audit Matter Description
As more fully described in Notes 1 and 14 to the consolidated financial statements, the Company recognizes revenue over time for long-term contracts as goods are produced or services are rendered. The Company uses costs incurred as the method for determining progress, and revenue is recognized based on costs incurred to date plus an estimate of margin at completion. The process of estimating margin at completion involves estimating the costs to complete production of goods or rendering of services and comparing those costs to the estimated final revenue amount. Margins on fixed-price development contracts are inherently uncertain in that revenue is fixed while the estimates of costs required to complete these contracts are subject to significant variability. The operational and technical complexities of fixed-price development contracts create financial risk, which could increase the estimates of costs and result in lower margins or material reach-forward losses. The ongoing effects of supply chain and operational inefficiencies compound these complexities and related financial risks.
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
•We evaluated the appropriateness of the timing of the incorporation of changes to key cost estimates, including evaluating the timeline of key events and knowledge points that led to management’s determination that a change in estimate was necessary.
•We inquired of project management, engineers, supply chain leadership, and others directly involved with the execution of contracts to evaluate management’s ability to achieve the key cost and schedule estimates, as well as evaluate project status and challenges which may affect total estimated costs to complete.
•We observed the project work site to evaluate tangible or physical progress of the project against assumptions used by management in developing its cost and schedule estimates.
•We tested the accuracy and completeness of the key data used in developing estimates. We developed independent expectations of reasonable outcomes using the program’s data and compared our expectations to management’s estimates.
•We performed retrospective reviews when evaluating the thoroughness and precision of management’s estimation process and effectiveness of the related internal controls by comparing actual outcomes to previous estimates and the related financial statement impact, and evaluating key judgements made by management when determining the timing of changes to key estimates.
•We tested the effectiveness of internal controls including, those over significant judgments made and assumptions used to develop key cost estimates, key data used in developing the cost estimates and the mathematical extrapolation of such data.
Program Accounting Estimates for the 777X Program — Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company uses program accounting to compute the cost of sales and margin for each commercial airplane program. However, as the 777X is a developmental program that has not yet delivered any aircraft, there is no cost of sales recorded unless the program has determined that estimated program costs exceed estimated program revenue, resulting in a reach-forward loss. The Company has recognized approximately $3.5 billion in reach-forward losses in 2024. The introduction of new aircraft programs involves increased risk associated with meeting development, certification, and production schedules. The level of effort required to meet regulatory requirements and achieve certification may be challenging to predict, potentially leading to delays in the timing of entry into service and corresponding changes to forecasted costs and revenues. Production disruptions and delays to entry into service for the 777X program have increased the risk associated with forecasted revenue estimates used in determining the program margin, primarily due to the difficulty in assessing the value of consideration expected to be provided to retain customers. Changes to cost estimates related to regulatory requirements for certification and production challenges, as well as changes in estimates for customer consideration could result in material reach-forward losses. Auditing the estimated costs and estimated customer consideration for the 777X program involved extensive audit effort, a high degree of auditor judgment, and required audit professionals with specialized industry experience.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated costs and customer consideration for the 777X program included the following, among others:
•We evaluated the appropriateness and consistency of management’s methods used in developing its cost estimates related to regulatory requirements to achieve certification.
•We performed procedures to evaluate new changes in estimated costs driven by changes in regulatory requirements to achieve certification.

•We evaluated the timeline of key events and knowledge points that led to management’s determination that a change in the cost estimate related to regulatory requirements to achieve certification was necessary.
•We inquired of those directly involved with the certification of the aircraft to evaluate project status and challenges which may affect total estimated costs to certify the aircraft.
•We obtained and evaluated communications with regulatory bodies for consistency between management’s certification timeline assumptions and cost and revenue estimates related to regulatory requirements.
•We evaluated management’s ability to estimate customer consideration by comparing actual re-contracted values to prior estimates.
•We inquired of management, including individuals responsible for sales and pricing, to evaluate the estimated customer consideration and status of negotiations with individual customers.
•We obtained and evaluated communications with customers for consistency with management’s estimated customer consideration.
•We performed internet searches to identify reports related to the regulatory environment and customer statements and evaluated any contradictory evidence.
•We tested the effectiveness of internal controls, including those over significant judgments made and assumptions used to develop key estimates, key data used in developing the cost estimates, the mathematical extrapolation of such data, and management’s judgment regarding the range of possible outcomes relating to the specific cost and estimated customer consideration in the current regulatory environment.
Program Accounting Estimates for the 737 Program — Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company uses program accounting to compute the cost of sales and gross margin for each commercial airplane program. The process of determining a commercial airplane program’s gross margin involves estimating the future revenue and costs of the program to complete the accounting quantity. The 737 program is experiencing a production environment with increased dependency on external factors, which results in increased complexities and related financial risks. Specifically, the 737 program is experiencing increased oversight from the Federal Aviation Administration (FAA) in approving future production rate increases. The 737 program is also experiencing constraints from the Company’s key suppliers and is currently working with suppliers to ensure they can meet future production rate increases. There is inherent uncertainty in the program’s production rate schedule as the estimate is subject to significant variability in these external factors. Changes to the production schedule due to regulatory requirements or supplier constraints could impact forecasted cost and revenue, with a corresponding impact to the program’s gross margin.
This uncertainty in the production environment enhances the difficulty and complexity of determining the production rate schedule, leading to greater subjectivity in management’s determination of the related cost estimates. Therefore, given the inherent uncertainty of these external factors and significant judgments necessary to estimate the 737 program’s future production rate schedule, auditing these estimates involved extensive audit effort, a high degree of auditor judgment, and required audit professionals with specialized industry experience.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the production rate schedule used in program accounting estimates for the 737 program included the following, among others:
•We inquired of those directly involved with the production line to evaluate project status and challenges which may affect the program’s ability to increase production rate.
•We evaluated the Company’s comprehensive product safety and quality plan, including related program metrics, in response to the findings from the FAA Expert Panel Report and Special Audit Item.
•We assessed the ongoing communications between the FAA and Boeing on the continued implementation of increased product quality and safety measures.
•We assessed the implementation status of the comprehensive product safety and quality plan to evaluate if there was contradictory evidence that the program would not meet its production rate schedule.
•We assessed communication between key suppliers and Boeing related to key supplier delivery constraints or quality issues.
•We performed inquiries with multiple members of Management (both inside and outside of accounting) to understand the program and Company’s current status and events that could impact key suppliers or the production rate schedule.
•We performed internet searches to identify potential reports of regulatory requirements, remedies or business considerations, certification timeline, key suppliers delays and other indicators of further delays for the 737 production rate schedule. We evaluated whether any contradictory evidence existed that would indicate that the program would not meet its planned production rate schedule and if any other media information was inconsistent with our knowledge of the Company and 737 program.
•We performed a sensitivity analysis of the impact of further production delays on the program's estimated gross margin and resulting income statement impacts.
•We assessed the reasonableness of the program’s production rate schedule, including performing a lookback analysis on management’s ability to estimate monthly production output.
•We tested the effectiveness of internal controls, including those over the production rate assumption and significant judgments made to develop the forecasted cost and revenue estimates for the 737 program.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 3, 2025

We have served as the Company's auditor since at least 1934; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Company, and our report dated February 3, 2025 expressed an unqualified opinion on those financial statements.
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
February 3, 2025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2024 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who has issued an audit report which is included in Item 8 of this report and is incorporated by reference herein.
(c)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and their ages as of February 3, 2025, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Uma M. Amuluru	47
Executive Vice President and Chief Human Resources Officer since April 2024. Ms. Amuluru previously served as Vice President and Assistant General Counsel, Boeing Defense, Space & Security from April 2023 to March 2024; Chief Compliance Officer and Vice President, Global Compliance from May 2020 to April 2023; Vice President and Assistant General Counsel, Engineering, Test & Technology, IT and Manufacturing, Supply Chain & Operations from October 2018 to May 2020; and Senior Counsel from August 2017 to October 2018.

Stephen E. Biegun	61
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

Dana S. Deasy	65
Chief Information Digital Officer and Senior Vice President, Information Technology & Data Analytics since December 2024. Mr. Deasy most recently served as Chief Information Officer for the U.S. Department of Defense from 2018 to 2021. Prior to that, he served as Global Chief Information Officer and Managing Director of JPMorgan Chase & Co. from 2013 to 2017, and Global Chief Information Officer & Group Vice President of BP, Plc from 2007 to 2013.

Brett C. Gerry	53
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

Howard E. McKenzie	58
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

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Brendan J. Nelson	66
Senior Vice President and President, Boeing Global since January 2023. Dr. Nelson previously served as President of Boeing Australia, New Zealand and South Pacific from February 2020 to January 2023. Prior to joining Boeing, he served as the Director of the Australian War Memorial from December 2012 to December 2019 and as the Australian Ambassador to Belgium, Luxembourg, the European Union and NATO from February 2010 to November 2012.

Robert K. Ortberg	64
President and Chief Executive Officer, and a member of the Board, since August 8, 2024. Mr. Ortberg’s previous positions include Special Advisor to the Office of the Chief Executive Officer of RTX Corporation from February 2020 to March 2021 and Chief Executive Officer of Collins Aerospace, a United Technologies company, from December 2018 to February 2020. Prior to that, he served in a number of leadership positions at Rockwell Collins, Inc., including Chairman, President and Chief Executive Officer from 2015 to 2018; President and Chief Executive Officer from 2013 to 2015; President from 2012 to 2013; Executive Vice President, Chief Operating Officer of Government Systems from 2010 to 2012; and Executive Vice President, Chief Operating Officer of Commercial Systems from 2006 to 2010. Mr. Ortberg also serves on the board of directors of Aptiv PLC and served on the board of directors of RTX Corporation.

Stephanie F. Pope	52
Executive Vice President and Chief Operating Officer since January 2024 and President and Chief Executive Officer, Boeing Commercial Airplanes since March 2024. Ms. Pope joined Boeing in 1994, and her previous positions include Executive Vice President, President and Chief Executive Officer, Boeing Global Services from April 2022 to December 2023; Vice President and Chief Financial Officer of Boeing Commercial Airplanes from December 2020 to March 2022; Vice President and Chief Financial Officer of Boeing Global Services from January 2017 to December 2020; Vice President of Finance and Controller for Boeing Defense, Space & Security from August 2016 to December 2016; and Vice President, Financial Planning & Analysis from February 2013 to July 2016.

D. Christopher Raymond	60
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

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Ann M. Schmidt	49
Senior Vice President and Chief Communications & Brand Officer since December 2024. Ms. Schmidt joined Boeing in 2005, and her previous positions include interim Chief Communications Officer from August 2024 to December 2024; Vice President, Corporate Communications and Employee Engagement from December 2022 to July 2024; Vice President, Corporate Communications from January 2021 to December 2022; Director, Executive Council Business Operations and Chief of Staff to Boeing CEO from October 2016 to January 2021; and Director, Executive and Employee Communications, Boeing Commercial Airplanes from January 2013 to September 2016.

Brian J. West	55
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

Codes of Ethics. We have adopted a Code of Ethical Business Conduct for Directors; and the Boeing Code of Conduct that applies to all employees (together, the Codes of Conduct). The Codes of Conduct are posted on our website, www.boeing.com/company/general-info/corporate-governance.page. We intend to satisfy the disclosure requirements regarding any amendments to, or waivers of, the Codes of Conduct covering our CEO, CFO and/or Controller by posting such information on our website.
No family relationships exist among any of the executive officers, directors or director nominees.
Additional information required by this item will be included under “Election of Directors (Item 1) – Director Nominees,” “Corporate Governance – Board Committees,” and “Compensation Discussion and Analysis – Other Program Features and Policies – Securities Trading Policy,” in our proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2024 (the “2025 Proxy Statement”), and that information is incorporated by reference herein. We will provide disclosure of delinquent Section 16(a) reports, if any, in our 2025 Proxy Statement under “Stock Ownership Information - Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included under “Compensation Discussion and Analysis,” (other than “Pay Versus Performance”) “Compensation of Executive Officers,” and “Corporate Governance – Compensation of Directors,” in the 2025 Proxy Statement, and that information is incorporated by reference herein. The information contained in "Compensation Discussion and Analysis

– Compensation Committee Report” shall not be deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates such information into future filings under the Securities Act of 1933 or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Our equity compensation plans approved by our shareholders provide for the issuance of common stock to officers and other employees, directors and consultants. The following table sets forth information regarding outstanding stock options and stock units, and shares available for future issuance under these plans as of December 31, 2024:

Plan Category	Number of shares to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)
Stock options	903,999	$245.76
Deferred compensation	528,862
Other stock units(2)	7,532,327
Equity compensation plans not approved by shareholders	None	None	None
Total	8,965,188	$245.76	16,057,233	(3)(4)
(1)    Includes the employee stock purchase plan and the 2023 Incentive Stock Plan and its predecessor plan.
(2)    Includes 626,326 shares issuable in respect of Performance Restricted Stock Units. The shares included represent the maximum number of shares that may be issued upon vesting if the maximum performance goal is achieved for the three-year performance period.
(3)    Includes 11,405,569 shares issuable under our employee stock purchase plan. There were 73,717 shares subject to purchase under the employee stock purchase plan as of December 31, 2024.
(4)    Excludes shares of common stock that may be offered and sold under our 401(k) Plan.
For further information, see Note 18 to our Consolidated Financial Statements.
The additional information required by this item will be included under “Stock Ownership Information” in the 2025 Proxy Statement, and that information is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under “Corporate Governance - Related-Person Transactions,” “Corporate Governance - Director Independence,” and “Corporate Governance - Board Committees” in the 2025 Proxy Statement, and that information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).
The information required by this item will be included under “Ratify the Appointment of Independent Auditor (Item 3) - Independent Auditor Fees” in the 2025 Proxy Statement, and that information is incorporated by reference herein.

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
3.Exhibits

2.1†
Agreement and Plan of Merger, dated June 30, 2024, by and among Spirit AeroSystems Holdings, Inc., The Boeing Company and Sphere Acquisition Corp. (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated July 1, 2024)

3.1	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2006)

3.2	By-Laws of The Boeing Company, as amended and restated, effective August 29, 2023 (Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 29, 2023)

3.3	Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective October 31, 2024 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 28, 2024)

4.1	Description of The Boeing Company Securities Registered under Section 12 of the Exchange Act

4.2
Senior Debt Securities Indenture dated as of February 1, 2003, between The Boeing Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 dated March 9, 2009)

4.3
First Supplemental Indenture, dated as of May 1, 2024 between The Boeing Company and The Bank of New York Mellon, N.A., as successor trustee to JPMorgan Chase Bank, as Trustee (Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated April 29, 2024)

4.4	Form of Certificate for the 6.00% Series A Mandatory Convertible Preferred Stock (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 28, 2024)

4.5
Deposit Agreement, dated as of October 31, 2024, among The Boeing Company, Computershare Inc. and Computershare Trust Company, N.A., acting jointly as Depositary, and the holders from time to time of the depositary receipts described therein (Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 28, 2024)

4.6	Form of Depositary Receipt for the Depositary Shares (Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 28, 2024)

10.1
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

10.6	Deferred Prosecution Agreement dated January 6, 2021 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2021)

10.7	Summary of Non employee Director Compensation (Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2019)*

10.8	Deferred Compensation Plan for Directors of The Boeing Company, as amended and restated effective January 1, 2008 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2007)*

10.9	The Boeing Company Global Annual Incentive Plan, as amended and restated effective January 1, 2025 (formerly known as The Boeing Company Annual Incentive Plan)*

10.10
The Boeing Company 1997 Incentive Stock Plan, as amended effective May 1, 2000, and further amended effective January 1, 2008 (Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 28, 2007)*

10.11	Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated as of June 1, 2021 (Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2023)*

10.12	The Boeing Company Executive Supplemental Savings Plan, as amended and restated effective January 1, 2025*

10.13	The Boeing Company Executive Layoff Benefits Plan, as amended and restated effective January 1, 2025*

10.14	The Boeing Company 2003 Incentive Stock Plan, as amended and restated effective January 1, 2025*

10.15	The Boeing Company 2023 Incentive Stock Plan, as amended and restated effective January 1, 2025*

10.16	Form of U.S. Notice of Terms of Non-Qualified Stock Option (Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.17	Form of International Notice of Terms of Non-Qualified Stock Option (Exhibit 10.2 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.18	Form of U.S. Notice of Terms of Non-Qualified Stock Option for CEO (Exhibit 10.3 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.19	Form of U.S. Notice of Terms of Restricted Stock Units for CEO (Exhibit 10.6 to the Company’s 10-Q for the quarter ended March 31, 2021)*

10.20	Form of Notice of Terms of Supplemental Non-Qualified Stock Option (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 29, 2021)*

10.21	U.S. Notice of Terms of Non-Qualified Premium-Priced Stock Option for CEO, dated February 16, 2022 (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.22	U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units for CEO, dated February 16, 2022 (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.23	Form of U.S. Notice of Terms of Non-Qualified Premium-Priced Stock Option (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.24	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.25	Form of International Notice of Terms of Non-Qualified Premium-Priced Stock Option (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.26	Form of International Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.27	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units – CEO (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.28	Form of U.S. Notice of Terms of Long-Term Incentive Performance Restricted Stock Units – CEO (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.29	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.30	Form of International Notice of Terms of Long-Term Incentive Restricted Stock Units (Stock-Settled) (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.31	Form of U.S. Notice of Terms of Long-Term Incentive Performance Restricted Stock Units (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.32	Form of International Notice of Terms of Long-Term Incentive Performance Restricted Stock Units (Stock-Settled) (Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.33	U.S. Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.34	U.S. Notice of Terms of Special Restricted Stock Units - CEO, dated February 16, 2023 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 16, 2023)*

10.35	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units – CEO (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2024)*

10.36	Form of U.S. Notice of Terms of Long-Term Incentive Performance Restricted Stock Units – CEO (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2024)*

10.37	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2024)*

10.38	Form of International Notice of Terms of Long-Term Incentive Restricted Stock Units (Stock-Settled) (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2024)*

10.39	Form of U.S. Notice of Terms of Long-Term Incentive Performance Restricted Stock Units (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2024)*

10.40	Form of International Notice of Terms of Long-Term Incentive Performance Restricted Stock Units (Stock-Settled) (Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2024)*

10.41	Form of U.S. Notice of Terms of Cash Based Award for CEO (Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 30, 2024)*

10.42	Form of U.S. Notice of Terms of Supplemental Restricted Stock Units for CEO (Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 30, 2024)*

10.43	Form of U.S. Notice of Terms of Performance Non-Qualified Stock Option for CEO (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2024)*
10.44	Form of U.S. Notice of Terms of Supplemental Restricted Stock Units*

19	The Boeing Company Insider Trading Policy

21	List of Company Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

97	The Boeing Company Clawback Policy (Exhibit 97 to the Company’s Form 10-K for the year ended December 31, 2023)

99.1	Commercial Program Method of Accounting (Exhibit (99)(i) to the Company’s Form 10-K for the year ended December 31, 1997)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

† Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of omitted schedule to the SEC upon request.
* Management contract or compensatory plan
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt of the Company are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 3, 2025

THE BOEING COMPANY
(Registrant)
By:	/s/ Michael J. Cleary
Michael J. Cleary – Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 3, 2025.

/s/ Robert K. Ortberg	/s/ Lynn J. Good
Robert K. Ortberg – President and Chief Executive Officer and Director	Lynn J. Good – Director
(Principal Executive Officer)

/s/ Brian J. West	/s/ Stayce D. Harris
Brian J. West – Executive Vice President and Chief Financial Officer	Stayce D. Harris – Director
(Principal Financial Officer)

/s/ Michael J. Cleary	/s/ Akhil Johri
Michael J. Cleary – Senior Vice President and Controller	Akhil Johri – Director
(Principal Accounting Officer)

/s/ Robert A. Bradway	/s/ David L. Joyce
Robert A. Bradway – Director	David L. Joyce – Director

/s/ Mortimer J. Buckley III	/s/ Steven M. Mollenkopf
Mortimer J. Buckley – Director	Steven M. Mollenkopf – Chair of the Board

/s/ Lynne M. Doughtie	/s/ John M. Richardson
Lynne M. Doughtie – Director	John M. Richardson – Director

/s/ David L. Gitlin	/s/ Sabrina Soussan
David L. Gitlin – Director	Sabrina Soussan – Director