Form 10-Q
period 2025-03-31
BOEING CO
filed 2025-04-23
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☒
As of April 16, 2025, there were 754,005,474 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2025

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2025	2024
Sales of products	$16,147	$13,268
Sales of services	3,349	3,301
Total revenues	19,496	16,569

Cost of products	(14,379)	(12,064)
Cost of services	(2,700)	(2,629)
Total costs and expenses	(17,079)	(14,693)
	2,417	1,876
Income from operating investments, net	3	67
General and administrative expense	(1,112)	(1,161)
Research and development expense, net	(844)	(868)
Loss on dispositions, net	(3)
Earnings/(loss) from operations	461	(86)
Other income, net	323	277
Interest and debt expense	(708)	(569)
Earnings/(loss) before income taxes	76	(378)
Income tax (expense)/benefit	(107)	23
Net loss	(31)	(355)
Less: net earnings/(loss) attributable to noncontrolling interest	6	(12)
Net loss attributable to Boeing shareholders	(37)	(343)
Less: Mandatory convertible preferred stock dividends accumulated during the period	86
Net loss attributable to Boeing common shareholders	($123)	($343)

Basic loss per share	($0.16)	($0.56)

Diluted loss per share	($0.16)	($0.56)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2025	2024
Net loss	($31)	($355)
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	46	(35)
Derivative instruments:
Unrealized gains/(losses) arising during period, net of tax of ($20) and $19	68	(65)
Reclassification adjustment for losses included in net loss, net of tax of ($5) and ($2)	18	7
Total unrealized gain/(loss) on derivative instruments, net of tax	86	(58)
Defined benefit pension plans and other postretirement benefits:
Net actuarial loss arising during the period, net of tax of $0 and $17		(19)
Amortization of actuarial losses included in net periodic benefit cost, net of tax of $3 and ($12)	43	11
Amortization of prior service credits included in net periodic benefit cost, net of tax of ($1) and $12	(20)	(11)
Pension and postretirement cost related to our equity method investments, net of tax of $0 and ($3)		5
Total defined benefit pension plans and other postretirement benefits, net of tax	23	(14)
Other comprehensive income/(loss), net of tax	155	(107)
Comprehensive income/(loss)	124	(462)
Less: Comprehensive income/(loss) related to noncontrolling interest	6	(12)
Comprehensive income/(loss) attributable to Boeing Shareholders	$118	($450)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2025	December 31 2024
Assets
Cash and cash equivalents	$10,142	$13,801
Short-term and other investments	13,532	12,481
Accounts receivable, net	3,204	2,631
Unbilled receivables, net	9,031	8,363
Current portion of financing receivables, net	202	207
Inventories	89,077	87,550
Other current assets, net	2,474	2,965
Total current assets	127,662	127,998
Financing receivables and operating lease equipment, net	308	314
Property, plant and equipment, net of accumulated depreciation of $23,193 and $22,925	11,459	11,412
Goodwill	8,091	8,084
Acquired intangible assets, net	1,904	1,957
Deferred income taxes	137	185
Investments	1,001	999
Other assets, net of accumulated amortization of $1,160 and $1,085	5,932	5,414
Total assets	$156,494	$156,363
Liabilities and equity
Accounts payable	$11,034	$11,364
Accrued liabilities	23,576	24,103
Advances and progress billings	61,114	60,333
Short-term debt and current portion of long-term debt	7,930	1,278
Total current liabilities	103,654	97,078
Deferred income taxes	162	122
Accrued retiree health care	2,146	2,176
Accrued pension plan liability, net	5,909	5,997
Other long-term liabilities	2,260	2,318
Long-term debt	45,688	52,586
Total liabilities	159,819	160,277
Shareholders’ equity:
Mandatory convertible preferred stock, 6.00% Series A, par value $1.00 – 20,000,000 shares authorized; 5,750,000 shares issued; aggregate liquidation preference $5,750	6	6
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	19,008	18,964
Treasury stock, at cost – 258,889,678 and 263,044,840 shares	(31,879)	(32,386)
Retained earnings	15,239	15,362
Accumulated other comprehensive loss	(10,760)	(10,915)
Total shareholders’ deficit	(3,325)	(3,908)
Noncontrolling interests		(6)
Total equity	(3,325)	(3,914)
Total liabilities and equity	$156,494	$156,363
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2025	2024
Cash flows – operating activities:
Net loss	($31)	($355)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items –
Share-based plans expense	135	119
Treasury shares issued for 401(k) contribution	418	606
Depreciation and amortization	466	442
Investment/asset impairment charges, net	7	21
Loss on dispositions, net	3
Other charges and credits, net	99	10
Changes in assets and liabilities –
Accounts receivable	(570)	(328)
Unbilled receivables	(671)	(1,357)
Advances and progress billings	781	2,718
Inventories	(1,521)	(3,778)
Other current assets	(29)	(249)
Accounts payable	(95)	(264)
Accrued liabilities	(386)	(666)
Income taxes receivable, payable and deferred	26	(59)
Other long-term liabilities	(151)	(83)
Pension and other postretirement plans	(150)	(261)
Financing receivables and operating lease equipment, net	12	79
Other	41	43
Net cash used by operating activities	(1,616)	(3,362)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(674)	(567)
Proceeds from disposals of property, plant and equipment	3	11
Contributions to investments	(8,797)	(243)
Proceeds from investments	7,750	2,907
Other	1	(34)
Net cash (used)/provided by investing activities	(1,717)	2,074
Cash flows – financing activities:
New borrowings	29	27
Debt repayments	(295)	(4,442)
Employee taxes on certain share-based payment arrangements	(14)	(65)
Dividends paid on mandatory convertible preferred stock	(72)
Other	14	18
Net cash used by financing activities	(338)	(4,462)
Effect of exchange rate changes on cash and cash equivalents	12	(28)
Net decrease in cash & cash equivalents, including restricted	(3,659)	(5,778)
Cash & cash equivalents, including restricted, at beginning of year	13,822	12,713
Cash & cash equivalents, including restricted, at end of period	10,163	6,935
Less restricted cash & cash equivalents, included in Investments	21	21
Cash and cash equivalents at end of period	$10,142	$6,914
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended March 31, 2025 and 2024
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at January 1, 2024		$5,061	$10,309	($49,549)	$27,251	($10,305)	$5	($17,228)
Net loss					(343)		(12)	(355)
Other comprehensive loss, net of tax of $31						(107)		(107)
Share-based compensation			119					119
Treasury shares issued for other share-based plans, net			(116)	65				(51)
Treasury shares issued for 401(k) contribution			227	379				606
Balance at March 31, 2024		$5,061	$10,539	($49,105)	$26,908	($10,412)	($7)	($17,016)

Balance at January 1, 2025	$6	$5,061	$18,964	($32,386)	$15,362	($10,915)	($6)	($3,914)
Net (loss)/earnings					(37)		6	(31)
Other comprehensive income, net of tax of ($23)						155		155
Share-based compensation			135					135
Treasury shares issued for other share-based plans, net			(214)	212				(2)
Treasury shares issued for 401(k) contribution			123	295				418
Cash dividends declared on Mandatory convertible preferred stock					(86)			(86)
Balance at March 31, 2025	$6	$5,061	$19,008	($31,879)	$15,239	($10,760)		($3,325)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2025	2024
Revenues:
Commercial Airplanes	$8,147	$4,653
Defense, Space & Security	6,298	6,950
Global Services	5,063	5,045
Unallocated items, eliminations and other	(12)	(79)
Total revenues	$19,496	$16,569
Earnings/(loss) from operations:
Commercial Airplanes	($537)	($1,143)
Defense, Space & Security	155	151
Global Services	943	916
Segment operating earnings/(loss)	561	(76)
Unallocated items, eliminations and other	(362)	(312)
FAS/CAS service cost adjustment	262	302
Earnings/(loss) from operations	461	(86)
Other income, net	323	277
Interest and debt expense	(708)	(569)
Earnings/(loss) before income taxes	76	(378)
Income tax (expense)/benefit	(107)	23
Net loss	(31)	(355)
Less: net earnings/(loss) attributable to noncontrolling interest	6	(12)
Net loss attributable to Boeing shareholders	(37)	(343)
Less: Mandatory convertible preferred stock dividends accumulated during the period	86
Net loss attributable to Boeing common shareholders	($123)	($343)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 18 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts or as otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2025, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2024 Annual Report on Form 10-K.
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
Goodwill
Our Military Aircraft reporting unit within our Defense, Space & Security (BDS) segment had goodwill of $1,295 and a negative carrying value at March 31, 2025.
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
The table below reflects the impact of net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts, including the impact to Earnings/(loss) from operations from changes in estimated losses on unexercised options.

(In millions - except per share amounts)	Three months ended March 31
	2025	2024
Decrease to Revenue	($140)	($218)
Increase to Loss from operations	($151)	($366)
Increase to Diluted loss per share	($0.22)	($0.56)
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
The transaction is expected to close mid-2025 and is subject to the sale of the Spirit operations related to certain Airbus commercial work packages and the satisfaction of customary closing conditions, including certain regulatory approvals. On January 31, 2025, Spirit's stockholders approved the Merger Agreement and the related transactions.
The Merger Agreement contains certain termination rights, including that either Boeing or Spirit may terminate the Merger Agreement if, subject to certain limitations, the transaction has not been consummated by March 31, 2025 (subject to three automatic three-month extensions if on each such date or the last day of each extension period, as applicable, all of the closing conditions except those relating to regulatory approvals have been satisfied or waived) (the Outside Date). The first automatic extension is now in effect. Accordingly, the Outside Date is currently June 30, 2025. If either party breaches or fails to perform any of its representations, warranties or covenants under the Merger Agreement such that the related conditions to the other party's obligation to consummate the Merger would not be satisfied, and such breach or failure is not curable by the Outside Date or, if curable by the Outside Date, has not been cured within 30 days following notice thereof, such other party may terminate the Merger Agreement.
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
During 2023 and 2024, Boeing reached agreements to provide Spirit up to $1,067 to support its liquidity, rate readiness, and 787 tooling and capital expenditures, of which $166 has yet to be drawn. At March 31, 2025 and December 31, 2024, Other current assets included $24 and $539 and Other assets included $784 and $299. At March 31, 2025 and December 31, 2024, advance payments to Spirit of $162 and $165 were included in Inventories and are scheduled to be recovered as the related shipsets are received by Boeing from Spirit.
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
Diluted earnings per share is calculated by taking net earnings attributable to Boeing shareholders, less Mandatory convertible preferred stock dividends accumulated during the period and earnings available to participating securities, divided by the diluted weighted average common shares outstanding. Diluted weighted average common shares outstanding is calculated using the treasury stock method for share-based compensation awards and the if-converted method for Mandatory convertible preferred stock.
The elements used in the computation of Basic and Diluted loss per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2025	2024
Net loss attributable to Boeing shareholders	($37)	($343)
Less: Mandatory convertible preferred stock dividends accumulated during the period	86
Less: earnings available to participating securities
Net loss available to common shareholders	($123)	($343)
Basic
Basic weighted average shares outstanding	753.6	613.2
Less: participating securities(1)	0.2	0.3
Basic weighted average common shares outstanding	753.4	612.9
Diluted
Diluted weighted average shares outstanding	753.6	613.2
Less: participating securities(1)	0.2	0.3
Diluted weighted average common shares outstanding	753.4	612.9
Net loss per share:
Basic	($0.16)	($0.56)
Diluted	(0.16)	(0.56)
(1)Participating securities include certain instruments in our deferred compensation plan.
The following table represents potential common shares that were not included in the computation of Diluted loss per share because the effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2025	2024
Performance restricted stock units	0.6	0.5
Restricted stock units	0.5
Stock options	0.9	0.8

In addition, potential common shares of 37.1 million and 3.1 million for the three months ended March 31, 2025 and 2024 were excluded from the computation of Diluted loss per share, because the effect would have been antidilutive as a result of incurring a net loss in those periods.
Note 4 – Income Taxes
Our effective tax rates were 140.8% and 6.1% for the three months ended March 31, 2025 and 2024. The effective tax rate for the three months ended March 31, 2025, primarily reflects an increase in the domestic income tax valuation allowance treated as a discrete expense.
As of December 31, 2024, we had recorded valuation allowances of $7,837 primarily for certain domestic deferred tax assets, and certain domestic net operating losses, tax credits and interest carryforwards. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. The valuation allowance results from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of deferred tax assets.
Federal income tax audits have been settled for all years prior to 2021. We expect the next cycle to cover the 2021-2023 tax years; however, the Internal Revenue Service has not confirmed a start date. We are also subject to examination in major state and international jurisdictions for the 2010-2023 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
Note 5 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the three months ended March 31, 2025 and 2024, consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Financing receivables	Other assets	Total
Balance at January 1, 2024	($89)	($19)	($50)	($51)	($122)	($331)
Changes in estimates	(16)	(1)	(1)	15	(10)	(13)
Write-offs	2		9			11
Recoveries	1					1
Balance at March 31, 2024	($102)	($20)	($42)	($36)	($132)	($332)

Balance at January 1, 2025	($92)	($38)	($47)	($7)	($199)	($383)
Changes in estimates	1	(3)	1	3	(38)	(36)
Write-offs	3					3
Recoveries	1					1
Balance at March 31, 2025	($87)	($41)	($46)	($4)	($237)	($415)

Note 6 – Inventories
Inventories consisted of the following:

	March 31 2025	December 31 2024
Commercial aircraft programs	$76,402	$75,192
Long-term contracts in progress	652	752
Capitalized precontract costs(1)	1,196	1,176
Commercial spare parts, used aircraft, general stock materials and other	10,827	10,430
Total	$89,077	$87,550
(1)Capitalized precontract costs at March 31, 2025 and December 31, 2024, included amounts related to Commercial Crew, T-7A Red Hawk Production Options and KC-46A Tanker. See Note 10.
Commercial Aircraft Programs
At March 31, 2025 and December 31, 2024, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $10,748 and $9,679 and unamortized tooling and other non-recurring costs of $891 and $909. At March 31, 2025, $11,587 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $52 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At March 31, 2025 and December 31, 2024, commercial aircraft programs inventory included the following amounts related to the 777X program: $4,145 and $3,476 of work in process (including deferred production costs of $360 and $0) and $4,209 and $4,122 of unamortized tooling and other non-recurring costs.
At March 31, 2025 and December 31, 2024, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $13,452 and $13,178, supplier advances of $1,550 and $1,379, and unamortized tooling and other non-recurring costs of $1,361 and $1,370. At March 31, 2025, $11,902 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $2,911 are expected to be recovered from units included in the program accounting quantity that represent expected future orders. We expensed abnormal production costs of $30 and $80 during the three months ended March 31, 2025 and 2024.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $5,953 and $5,837 at March 31, 2025 and December 31, 2024.
Note 7 – Contracts with Customers
Unbilled receivables increased from $8,363 at December 31, 2024, to $9,031 at March 31, 2025, primarily driven by revenue recognized in excess of billings at BDS.
Advances and progress billings increased from $60,333 at December 31, 2024, to $61,114 at March 31, 2025, primarily driven by advances on orders received at Commercial Airplanes (BCA) and BGS, partially offset by revenue recognized at BDS.
Revenues recognized during the three months ended March 31, 2025 and 2024, from amounts recorded as Advances and progress billings at the beginning of each year were $5,488 and $4,181.

Note 8 – Financing Receivables and Operating Lease Equipment
Financing receivables and operating lease equipment, net consisted of the following:

	March 31 2025	December 31 2024
Financing receivables:
Investment in sales-type leases	$195	$203
Notes	82	85
Total financing receivables	277	288
Less allowance for losses on receivables	4	7
Financing receivables, net	273	281
Operating lease equipment, at cost, less accumulated depreciation of $49 and $46	237	240
Total	$510	$521
Our financing arrangements range in terms from 1 to 7 years, and include $191 of Investment in sales-type leases, net of allowances, that will be repaid in one year or less. Financing arrangements may include options to extend or terminate. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price. At March 31, 2025 and December 31, 2024, $4 and $7 were determined to be uncollectible financing receivables and placed on non-accrual status. The allowance for losses on financing receivables decreased primarily due to cash collections during the three months ended March 31, 2025.
The components of investment in sales-type leases consisted of the following:

	March 31 2025	December 31 2024
Gross lease payments receivable	$216	$229
Unearned income	(21)	(26)
Net lease payments receivable	195	203
Unguaranteed residual assets
Total	$195	$203
Financing interest income recorded for the three months ended March 31, 2025 and 2024, was $2 and $2.
Our financing receivable balances at March 31, 2025 by internal credit rating category and year of origination consisted of the following:

Rating categories	2023	2022	2021	Prior	Total
BBB	$31	$27	$121	$13	$192
B				82	82
CCC			3		3
Total carrying value of financing receivables	$31	$27	$124	$95	$277
At March 31, 2025, our allowance for losses related to receivables with ratings of CCC, B and BBB. We applied default rates that averaged 100.0%, 0.0% and 0.1%, respectively, to the exposure associated with those receivables.

The majority of our financing receivables and operating lease equipment portfolio is concentrated in the following aircraft models:

	March 31 2025	December 31 2024
717 Aircraft (Accounted for as sales-type leases)	$192	$196
777 Aircraft (Accounted for as operating leases)	179	183
747-8 Aircraft (Primarily accounted for as notes)	86	92
737 Aircraft (Primarily accounted for as operating leases)	47	47
Lease income recorded in Sales of services on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, included $5 and $10 of interest income from sales-type leases and $12 and $18 from operating lease payments.
Variable lease payments for sales-type leases recognized in interest income for the three months ended March 31, 2025 and 2024, were insignificant. Variable lease payments on operating leases for the three and three months ended March 31, 2025 and 2024, were insignificant.
Profit at the commencement of sales-type leases for the three months ended March 31, 2025 and 2024, was insignificant.
Note 9 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2025	December 31 2024
Time deposits (1)	$13,009	$11,960
Equity method investments (2)	950	948
Available-for-sale debt investments (1)	518	517
Equity and other investments	35	34
Restricted cash & cash equivalents (1)(3)	21	21
Total	$14,533	$13,480
(1)Primarily included in Short-term and other investments on our Condensed Consolidated Statements of Financial Position.
(2)Dividends received were $2 and $20 during the three months ended March 31, 2025 and 2024.
(3)Reflects amounts restricted in support of our workers’ compensation programs and insurance premiums.
Contributions to investments and Proceeds from investments on our Condensed Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during the three months ended March 31, 2025 and 2024, was $8,635 and $90. Cash proceeds from the maturities of time deposits during the three months ended March 31, 2025 and 2024, were $7,585 and $2,740.
Allowance for losses on available-for-sale debt investments are assessed quarterly. These instruments are considered investment grade, and we have not recognized an allowance for credit losses as of March 31, 2025. Fair value of available-for-sale debt investments approximates amortized cost.

Note 10 – Liabilities, Commitments and Contingencies
737 MAX Customer Concessions and Other Considerations
During the first quarter of 2024, we recorded an earnings charge of $443, net of insurance recoveries, in connection with estimated considerations to customers for disruption related to the January 2024 737-9 door plug accident and 737-9 grounding. This charge is reflected in the financial statements as a reduction to Sales of products.
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the three months ended March 31, 2025 and 2024.

	2025	2024
Beginning balance – January 1	$641	$1,327
Reductions for payments made	(38)	(553)
Reductions for concessions and other in-kind considerations	(35)
Changes in estimates		510
Ending balance – March 31	$568	$1,284
At March 31, 2025, $92 of the liability balance remains subject to negotiations with customers. The contracted amount includes $109 expected to be paid in cash primarily in 2025, while the remaining amounts are primarily expected to be liquidated by lower customer delivery payments.
Environmental
The following table summarizes changes in environmental remediation liabilities during the three months ended March 31, 2025 and 2024.

	2025	2024
Beginning balance – January 1	$834	$844
Reductions for payments made, net of recoveries	(13)	(14)
Changes in estimates	34	7
Ending balance – March 31	$855	$837
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2025 and December 31, 2024, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $996 and $1,002.

Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the three months ended March 31, 2025 and 2024.

	2025	2024
Beginning balance – January 1	$2,133	$2,448
Additions for current year deliveries	34	22
Reductions for payments made	(84)	(75)
Changes in estimates	240
Ending balance – March 31	$2,323	$2,395
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
Trade-in commitment agreements at March 31, 2025, have expiration dates from 2025 through 2032. At March 31, 2025, and December 31, 2024, total contractual trade-in commitments were $1,512 and $1,393. As of March 31, 2025 and December 31, 2024, we estimated it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $71 and $275 and the fair value of the related trade-in aircraft was $67 and $270.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $17,157 and $17,124 as of March 31, 2025 and December 31, 2024. The estimated earliest potential funding dates for these commitments as of March 31, 2025 are as follows:

Total
April through December 2025	$2,727
2026	2,223
2027	4,690
2028	2,944
2029	1,779
Thereafter	2,794
Total	$17,157
As of March 31, 2025, $13,832 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $277 to certain joint ventures over the next eight years.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,036 and $2,991 as of March 31, 2025 and December 31, 2024.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days but may extend up to 12 months. At March 31, 2025 and December 31, 2024, Accounts payable included $2,107 and $2,703 payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.
Recoverable Costs on Government Contracts
Our final incurred costs for each year are subject to audit and review for allowability by the U.S. government, which can result in payment demands related to costs they believe should be disallowed. We work with the U.S. government to assess the merits of claims and where appropriate reserve for amounts disputed. If we are unable to satisfactorily resolve disputed costs, we could be required to record an earnings charge and/or provide refunds to the U.S. government. In March 2025, the U.S. Air Force (USAF) announced that Boeing has been awarded a contract to design, build and deliver the F-47, its next-generation fighter aircraft. We are making certain capital expenditures that have risk for impairment pending completion of the source selection and evaluation review process for the next-generation fighter aircraft. Total capital investment was approximately $500 at March 31, 2025.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the USAF's VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4 billion program to develop and modify two 747-8 commercial aircraft. During 2024, we increased the reach-forward loss on the contract by $379. We are continuing to work with the customer to reset the schedule as they adjust requirements. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next-generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized 11 low rate initial production (LRIP) lots for a total of 154 aircraft. The EMD contract and authorized LRIP lots total approximately $29 billion as of March 31, 2025. The KC-46A Tanker is a derivative of the 767 commercial airplane program with the majority of the manufacturing costs being incurred in the 767 factory and the remaining costs being incurred in the military finishing and delivery centers. During 2024, we increased the reach-forward loss on the KC-46A

Tanker program by $2,002. As of March 31, 2025, we had approximately $107 of capitalized precontract costs and $183 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. In the first quarter of 2024, we were awarded a cost-type contract modification totaling $657 for two additional test aircraft plus other scope increases. During 2024, we increased the reach-forward loss by $339. We expect the initial EMD units to complete production in 2025 and begin flight testing. During the first quarter of 2025, we initiated final assembly operations at our new facility at Mid-America St. Louis Airport in Mascoutah, Illinois. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract is a $860 fixed-price contract and includes five aircraft and seven simulators. The production portion of the contract includes production lots for 346 T-7A Red Hawk aircraft and related services that we believe are probable of being exercised. The five EMD aircraft were delivered as of December 31, 2024, and the flight testing is ongoing. In January 2025, the USAF announced an updated acquisition approach for the T-7A Red Hawk that allows the Company to provide a production-ready configuration to the customer prior to low-rate initial production, which better supports the operational needs of the customer and reduces future production risk. During 2024, we increased the reach-forward loss on the T-7A Red Hawk program by $1,770. At March 31, 2025, we had approximately $361 of capitalized precontract costs and $783 of potential termination liabilities to suppliers related to certain long-lead items for the first 4 production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
The National Aeronautics and Space Administration has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station (ISS). During 2024, we increased the reach-forward loss by $523. We are continuing to work toward crew certification and resolve the propulsion system anomalies. At March 31, 2025, we had approximately $401 of capitalized precontract costs and $147 of potential termination liabilities to suppliers related to unauthorized future missions. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2025	December 31 2024	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Contingent repurchase commitments	$249	$295	$249	$295
Credit guarantees	15	15			$14	$14
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
Note 12 – Postretirement Plans
The components of net periodic benefit cost/(income) for the three months ended March 31 were as follows:

	Pension		Postretirement
	2025	2024	2025	2024
Service cost	$1	$2	$13	$12
Interest cost	669	659	34	31
Expected return on plan assets	(769)	(829)	(3)	(2)
Amortization of prior service credits	(19)	(20)		(3)
Recognized net actuarial loss/(gain)	76	67	(36)	(44)
Net periodic benefit (income)/cost	($42)	($121)	$8	($6)

Net periodic benefit cost included in Earnings/(loss) from operations	$1	$2	$13	$11
Net periodic benefit income included in Other income, net	(43)	(123)	(5)	(18)
Net periodic benefit income included in Earnings/(loss) before income taxes	($42)	($121)	$8	($7)

Note 13 – Share-Based Compensation and Other Compensation Arrangements
Stock Options
On February 19, 2025, we granted 366,869 premium-priced stock options to our executive officers as part of our long-term incentive program. These stock options have an exercise price equal to 120.0% of the fair market value of our stock on the date of grant. The stock options are scheduled to vest and become exercisable three years after the grant date and expire ten years after the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock options depending on certain age and service conditions. The fair value of the stock options granted was $79.53 per unit and was estimated using a Monte-Carlo simulation model using the following assumptions: expected life 7.0 years, expected volatility 39.0%, risk free interest rate 4.5% and no expected dividend yield.
Restricted Stock Units
On February 19, 2025, we granted 2,244,444 restricted stock units (RSU) to our executives as part of our long-term incentive program. The RSUs granted under this program have a grant date fair value of $184.53 per unit and will generally vest in three approximately equal installments on the first, second, and third anniversaries of the grant date. These RSUs will settle in common stock (on a one-for-one basis). If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the RSUs will not vest and all rights to the stock units will terminate.
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
Dividends are cumulative at an annual rate of 6.00% on the liquidation preference of $1,000.00 per share of Mandatory convertible preferred stock and may be paid in cash, shares of our common stock or a combination of cash and shares of our common stock. Dividends that are declared will be payable on January 15, April 15, July 15 and October 15 to holders of record on the January 1, April 1, July 1, and October 1 immediately preceding the relevant dividend payment date. On January 15, 2025, dividends of $72, representing $12.50 per share, were paid in cash to holders of record as of January 1, 2025. In February 2025, dividends of $86 were declared to holders of record as of April 1, 2025, representing $15.00 per share, and were paid in cash on April 15, 2025.
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
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the three months ended March 31, 2025 and 2024, were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2024	($134)	$2	$12	($10,185)		($10,305)
Other comprehensive loss before reclassifications	(35)		(65)	(14)		(114)
Amounts reclassified from AOCI			7		(2)	7
Net current period Other comprehensive loss	(35)		(58)	(14)		(107)
Balance at March 31, 2024	($169)	$2	($46)	($10,199)		($10,412)

Balance at January 1, 2025	($178)	$2	($211)	($10,528)		($10,915)
Other comprehensive income before reclassifications	46		68			114
Amounts reclassified from AOCI			18	23	(2)	41
Net current period Other comprehensive income	46		86	23		155
Balance at March 31, 2025	($132)	$2	($125)	($10,505)		($10,760)
(1)     Net of tax.
(2)    Primarily relates to the amortization of prior service credits and actuarial losses included in net periodic benefit cost for the three months ended March 31, 2025 and 2024 totaling $23 and $0 (net of tax of $2 and $0).
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2025	December 31 2024	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5,123	$5,139	$51	$23	($129)	($213)
Commodity contracts	361	388	61	65	(12)	(12)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	121	103	1	1	(12)	(17)
Commodity contracts	104	129
Total derivatives	$5,709	$5,759	$113	$89	($153)	($242)
Netting arrangements			(33)	(24)	33	24
Net recorded balance			$80	$65	($120)	($218)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income/(loss) are presented in the following table:

	Three months ended March 31
	2025	2024
Recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	$67	($57)
Commodity contracts	1	(8)
(Losses)/gains associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Three months ended March 31
	2025	2024
Foreign exchange contracts
Costs and expenses	($4)	($7)
General and administrative expense	(10)	(4)
Commodity contracts
Costs and expenses	($11)
General and administrative expense	2	$2

Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the three months ended March 31, 2025 and 2024.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $50 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facilities, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at March 31, 2025 was $14. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At March 31, 2025, there was no collateral posted related to our derivatives.
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

	March 31, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$5,182	$5,182		$6,475	$6,475
Available-for-sale debt investments:
Commercial paper	163		$163	165		$165
Corporate notes	338		338	335		335
U.S. government agencies	17		17	17		17
Other equity investments	10	10		9	9
Derivatives	80		80	65		65
Total assets	$5,790	$5,192	$598	$7,066	$6,484	$582
Liabilities
Derivatives	($120)		($120)	($218)		($218)
Total liabilities	($120)		($120)	($218)		($218)
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

Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value of the related assets as of the impairment date:

	2025		2024
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($5)		($4)
Other assets	$5	(2)		(3)
Property, plant and equipment			$18	(9)
Operating lease equipment			15	(5)
Total	$5	($7)	$33	($21)
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2025
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$881	$923		$910	$13
Liabilities
Debt, excluding finance lease obligations	(53,394)	(51,758)		(51,758)

	December 31, 2024
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$940	$953		$941	$12
Liabilities
Debt, excluding finance lease obligations	(53,625)	(51,089)		(51,089)
The fair value of Notes receivable classified as Level 2 is estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of Notes receivable classified as Level 3 is based on our best estimate using available counterparty financial data. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2025 and December 31, 2024. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
Multiple legal actions, investigations and inquiries were initiated concerning the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. While many of these legal actions and investigations have been resolved, others are still pending, including a federal securities class action filed in federal district court in the Northern District of Illinois, and a number of civil lawsuits and claims brought by family members of those lost in the accidents. Furthermore, on January 7, 2021, we entered into a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice (the Department) relating to the Department’s investigation into us regarding the evaluation of the 737 MAX by the Federal Aviation Administration (the Investigation). Among other obligations, the DPA included a three-year reporting period, which ended in January 2024. On May 14, 2024, the Department notified us of its determination that we did not fulfill our obligations under the DPA and that the Department would not move to dismiss the case. On July 24, 2024, we and the Department filed a proposed plea agreement with the U.S. District Court for the Northern District of Texas (the Court) to resolve the Investigation. Under the terms of the proposed agreement, Boeing agreed that it would plead guilty to the charge that was the basis for the DPA; pay an additional fine of $244; commit to invest at least $455 in compliance, quality and safety programs over a three-year period; and agree to the appointment of an independent compliance monitor for three years. On December 5, 2024, the Court rejected the proposed plea agreement, citing the proposed agreement’s provisions governing the monitor’s selection and supervision. In light of the Court’s ruling, Boeing and the Department continue to be engaged in discussions regarding potential resolution of this matter, which is now scheduled to go to trial on June 23, 2025.
Multiple legal actions were initiated as a result of the January 5, 2024 737-9 door plug accident. We are also subject to multiple governmental and regulatory investigations and inquiries relating to the 737-9 door plug accident and our commercial airplanes business.
We cannot reasonably estimate a range of loss, if any, not covered by available insurance and in excess of any accrued amounts that may result given the current status of pending lawsuits, investigations and inquiries arising from the 2018 and 2019 737 MAX accidents and the January 2024 737-9 door plug accident.

Note 18 – Segment and Revenue Information
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
The primary profitability measurement used by our chief operating decision maker to review segment operating results is Segment operating earnings/(loss). The following table reconciles segment Revenues to Segment operating earnings/(loss):

	BCA	BDS	BGS
For the three months ended March 31, 2024
Revenues	$4,653	$6,950	$5,045
Less:
Research and development expense, net	518	235	26
Other segment items(1)	5,278	6,564	4,103
Segment operating earnings/(loss)	($1,143)	$151	$916
For the three months ended March 31, 2025
Revenues	$8,147	$6,298	$5,063
Less:
Research and development expense, net	534	199	29
Other segment items(1)	8,150	5,944	4,091
Segment operating earnings/(loss)	($537)	$155	$943
(1)    Primarily includes costs of products and services and general and administrative expenses.
The following tables present BCA, BDS and BGS revenues from contracts with customers disaggregated in a number of ways, such as geographic location, contract type and the method of revenue recognition. We believe these best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors

BCA revenues by customer location consisted of the following:

(Dollars in millions)	Three months ended March 31
	2025	2024
Revenue from contracts with customers:
Europe	$508	$770
Asia	2,957	2,113
Middle East	483	768
Other non-U.S.	389	410
Total non-U.S. revenues	4,337	4,061
United States	3,783	985
Estimated potential concessions and other considerations to 737 MAX customers, net of insurance recoveries		(443)
Total revenues from contracts with customers	8,120	4,603
Intersegment revenues eliminated on consolidation	27	50
Total segment revenues	$8,147	$4,653

Revenue recognized on fixed-price contracts	100%	100%

Revenue recognized at a point in time	100%	99%
BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Three months ended March 31
	2025	2024
Revenue from contracts with customers:
U.S. customers	$4,933	$5,444
Non-U.S. customers(1)	1,365	1,506
Total segment revenue from contracts with customers	$6,298	$6,950

Revenue recognized over time	100%	99%

Revenue recognized on fixed-price contracts	58%	58%

Revenue from the U.S. government(1)	92%	91%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consisted of the following:

(Dollars in millions)	Three months ended March 31
	2025	2024
Revenue from contracts with customers:
Commercial	$2,971	$3,000
Government	1,996	1,934
Total revenues from contracts with customers	4,967	4,934
Intersegment revenues eliminated on consolidation	96	111
Total segment revenues	$5,063	$5,045

Revenue recognized at a point in time	54%	54%

Revenue recognized on fixed-price contracts	86%	87%

Revenue from the U.S. government(1)	30%	29%
(1)Includes revenues earned from foreign military sales through the U.S. government.
Earnings in Equity Method Investments
During the three months ended March 31, 2025 and 2024, our share of (loss)/income from equity method investments was ($4) and $72. The loss in 2025 was primarily driven by investments held in Unallocated items, eliminations, and other. The income in 2024 was primarily driven by investments held at our BDS segment.
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
Our backlog at March 31, 2025 was $544,736. We expect approximately 24% to be converted to revenue through 2026 and approximately 71% through 2029, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Three months ended March 31
	2025	2024
Share-based plans	($30)	$10
Deferred compensation	5	(30)
Amortization of previously capitalized interest	(21)	(23)
Research and development expense, net	(82)	(89)
Eliminations and other unallocated items	(234)	(180)
Unallocated items, eliminations and other	($362)	($312)
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

	Three months ended March 31
	2025	2024
Pension FAS/CAS service cost adjustment	$193	$230
Postretirement FAS/CAS service cost adjustment	69	72
FAS/CAS service cost adjustment	$262	$302
Assets
Segment assets are summarized in the table below:

	March 31 2025	December 31 2024
Commercial Airplanes	$85,509	$84,177
Defense, Space & Security	16,210	15,350
Global Services	17,167	16,704
Unallocated items, eliminations and other	37,608	40,132
Total	$156,494	$156,363
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the three principal business segments and intercompany eliminations.

Capital Expenditures

	Three months ended March 31
	2025	2024
Commercial Airplanes	$106	$102
Defense, Space & Security	54	68
Global Services	26	35
Unallocated items, eliminations and other	488	362
Total	$674	$567
Capital expenditures for Unallocated items, eliminations and other relate primarily to assets managed centrally on behalf of the three principal business segments.
Depreciation and Amortization

	Three months ended March 31
	2025	2024
Commercial Airplanes	$101	$99
Defense, Space & Security	50	47
Global Services	73	77
Centrally Managed Assets (1)	242	219
Total	$466	$442
(1)Amounts shown in the table represent depreciation and amortization expense recorded by the individual business segments. Depreciation and amortization for centrally managed assets are allocated to business segments based on usage and occupancy. During the three months ended March 31, 2025, $169 was allocated to the primary business segments, of which $82, $68, and $19 was allocated to BCA, BDS and BGS, respectively. During the three months ended March 31, 2024, $163 was allocated to the primary business segments, of which $80, $65, and $18 was allocated to BCA, BDS and BGS, respectively.
Note 19 – Subsequent Events
On April 22, 2025, we announced that we entered into an agreement with Thoma Bravo to sell portions of our BGS segment’s Digital Aviation Solutions business for $10.55 billion. The sale will include Jeppesen, ForeFlight, AerData and OzRunways assets. We will continue to provide commercial and defense airplane and fleet maintenance, diagnostics, and repair services. This transaction will enable us to strengthen our capital structure and focus on our core operations. We expect the transaction to close later in 2025 and result in a gain at closing. The transaction is subject to regulatory approval and customary closing conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2025, the related condensed consolidated statements of operations, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2024, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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

/s/ Deloitte & Touche LLP

Seattle, Washington
April 23, 2025

FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “should,” “expects,” “intends,” “projects,” “plans,” “believes,” “estimates,” “targets,” “anticipates,” and other similar words or expressions, or the negative thereof, generally can be used to help identify these forward-looking statements. Examples of forward-looking statements include statements relating to our future financial condition and operating results, industry projections and outlooks, plans, objectives and goals, as well as any other statement that does not directly relate to any historical or current fact.

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

(4)	changing budget and appropriation levels and acquisition priorities of the U.S. government, as well as significant delays in U.S. government appropriations;

(5)	our dependence on our subcontractors and suppliers, as well as the availability of highly skilled labor and raw materials;

(6)	work stoppages or other labor disruptions;

(7)	competition within our markets;

(8)	our non-U.S. operations and sales to non-U.S. customers, including tariffs, trade restrictions and government actions;

(9)	changes in accounting estimates;

(10)	our pending acquisition of Spirit AeroSystems Holdings, Inc. (Spirit), including the satisfaction of closing conditions in the expected timeframe or at all;

(11)
realizing the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures, including anticipated synergies and quality improvements related to our pending acquisition of Spirit;

(12)	our dependence on U.S. government contracts;

(13)	our reliance on fixed-price contracts;

(14)	our reliance on cost-type contracts;

(15)	contracts that include in-orbit incentive payments;

(16)	management of a complex, global IT infrastructure;

(17)	compromised or unauthorized access to our, our customers’ and/or our suppliers' information and systems;

(18)	potential business disruptions, including threats to physical security or our information technology systems, extreme weather (including effects of climate change) or other acts of nature, and pandemics or other public health crises;

(19)	potential adverse developments in new or pending litigation and/or government inquiries or investigations;

(20)	potential environmental liabilities;

(21)	effects of climate change and legal, regulatory or market responses to such change;

(22)	credit rating agency actions and our ability to effectively manage our liquidity;

(23)	substantial pension and other postretirement benefit obligations;

(24)	the adequacy of our insurance coverage;

(25)	customer and aircraft concentration in our customer financing portfolio;

(26)	the dilutive effect of future issuances of our common stock; and

(27)	the preferential treatment of our 6.00% mandatory convertible preferred stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
On January 5, 2024, a 737-9 flight made an emergency landing after a mid-exit door plug detached in flight. Following the accident, the Federal Aviation Administration (FAA) grounded and required inspections of all 737-9 aircraft with a mid-exit door plug, which constituted the large majority of the approximately 220 737-9 aircraft in the in-service fleet. On January 24, 2024, the FAA approved an enhanced maintenance and inspection process that was required to be performed on each of the grounded 737-9 aircraft. Our 737-9 operators returned their fleets to service in the first quarter of 2024. All 737-9 aircraft in production are undergoing this same enhanced inspection process prior to delivery.
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
The 737-9 door plug accident and the resulting actions to improve compliance with our manufacturing quality control requirements have significantly impacted our financial position, results of operations and cash flows.
On November 4, 2024, the International Association of Machinists and Aerospace Workers District 751 (IAM 751) voted to ratify a new contract, thereby ending the work stoppage initiated on September 13, 2024, which paused production of certain commercial aircraft models (737, 767, 777 and 777X aircraft) as well as production of commercial derivative aircraft for our Defense, Space & Security business (KC-46A Tanker and P-8A Poseidon). Production for all programs resumed in December 2024 and gradually ramped up during the first quarter of 2025.
Consolidated Results of Operations and Financial Condition
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2025	2024
Revenues	$19,496	$16,569

GAAP
Earnings/(loss) from operations	$461	($86)
Operating margins	2.4%	(0.5)%
Effective income tax rate	140.8%	6.1%
Net loss attributable to Boeing shareholders	($37)	($343)
Diluted loss per share	($0.16)	($0.56)

Non-GAAP (1)
Core operating earnings/(loss)	$199	($388)
Core operating margins	1.0%	(2.3)%
Core loss per share	($0.49)	($1.13)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 47-48 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2025	2024
Commercial Airplanes	$8,147	$4,653
Defense, Space & Security	6,298	6,950
Global Services	5,063	5,045
Unallocated items, eliminations and other	(12)	(79)
Total	$19,496	$16,569
Revenues for the three months ended March 31, 2025, increased by $2,927 million compared with the same period in 2024 driven by higher revenues at Commercial Airplanes (BCA) and Global Services (BGS), partially offset by lower revenues at Defense, Space & Security (BDS). BCA revenues increased by $3,494 million primarily due to higher deliveries and the absence of 737-9 customer considerations. BGS revenues increased by $18 million primarily due to higher government services revenue, partially offset by lower commercial services revenue. BDS revenues decreased by $652 million primarily driven by lower volume and the absence of a favorable MQ-25 contract modification that was awarded in the first quarter of 2024, partially offset by lower net unfavorable cumulative catch-up adjustments compared to the comparable period in the prior year.
Revenues will continue to be significantly impacted until deliveries ramp up, the global supply chain stabilizes, and labor instability diminishes.
Earnings/(loss) from Operations
The following table summarizes Earnings/(loss) from operations:

(Dollars in millions)	Three months ended March 31
	2025	2024
Commercial Airplanes	($537)	($1,143)
Defense, Space & Security	155	151
Global Services	943	916
Segment operating earnings/(loss)	561	(76)
Unallocated items, eliminations and other	(362)	(312)
Pension FAS/CAS service cost adjustment	193	230
Postretirement FAS/CAS service cost adjustment	69	72
Earnings/(loss) from operations (GAAP)	$461	($86)
FAS/CAS service cost adjustment *	(262)	(302)
Core operating earnings/(loss) (Non-GAAP) **	$199	($388)
*    The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating earnings/(loss) is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 47-48.
Earnings from operations for the three months ended March 31, 2025, was $461 million compared to loss from operations of $86 million during the same period in 2024. BCA loss from operations decreased by $606 million reflecting higher deliveries, the absence of 737-9 customer considerations and lower period expenses. BGS earnings from operations increased by $27 million primarily due to higher government services revenue. BDS earnings from operations increased by $4 million compared to the same period in 2024 primarily due to lower net unfavorable cumulative contract catch-up adjustments, largely offset by lower earnings from equity method investments and lower volume. Loss from operations on Unallocated items, eliminations and other increased by $50 million compared with the same period in 2024 primarily due to an increase in eliminations and other unallocated items expense.
Core operating earnings for the three months ended March 31, 2025, increased by $587 million compared with the same period in 2024, primarily due to an increase in Segment operating earnings as described above.
For information related to Postretirement Plans, see Note 12 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other (expense)/income are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2025	2024
Share-based plans	($30)	$10
Deferred compensation	5	(30)
Amortization of previously capitalized interest	(21)	(23)
Research and development expense, net	(82)	(89)
Eliminations and other unallocated items	(234)	(180)
Unallocated items, eliminations and other	($362)	($312)
Share-based plans expense increased by $40 million for the three months ended March 31, 2025 compared with the same period in 2024 primarily due to the timing of corporate allocations.
Deferred compensation expense decreased by $35 million for the three months ended March 31, 2025, compared with the same period in 2024 primarily driven by changes in broad stock market conditions.
Research and development expense was largely unchanged during the three months ended March 31, 2025, compared with the same period in 2024.
Eliminations and other unallocated items expense for the three months ended March 31, 2025, increased by $54 million compared with the same period in 2024 primarily due to the timing of allocations.
Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2025	2024
Earnings/(loss) from operations	$461	($86)
Other income, net	323	277
Interest and debt expense	(708)	(569)
Earnings/(loss) before income taxes	76	(378)
Income tax (expense)/benefit	(107)	23
Net loss	(31)	(355)
Less: net earnings/(loss) attributable to noncontrolling interest	6	(12)
Net loss attributable to Boeing shareholders	($37)	($343)

Other income, net for the three months ended March 31, 2025, increased by $46 million compared with the same period in 2024, primarily due to an increase in interest income on short-term investments and dividend income, partially offset by non-operating pension income. For information on changes related to non-operating pension and postretirement expenses, see Note 12 to our Condensed Consolidated Financial Statements.
Interest and debt expense for the three months ended March 31, 2025, increased by $139 million compared with the same period in the prior year primarily as a result of higher average debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Three months ended March 31
	2025	2024	Change
Cost of sales	$17,079	$14,693	$2,386
Cost of sales as a % of Revenues	87.6%	88.7%	(1.1)%
Cost of sales for the three months ended March 31, 2025, increased by $2,386 million, or 16%, compared with the same period in 2024, primarily due to higher revenues at BCA, partially offset by lower volume and the absence of fixed-price development program charges at BDS. Cost of sales as a percentage of Revenues decreased during the three months ended March 31, 2025, compared with the same period in 2024, primarily due to the absence of 737-9 customer considerations at BCA and the absence of charges on BDS fixed-price development programs, partially offset by higher revenues at BCA.
Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Three months ended March 31
	2025	2024
Commercial Airplanes	$534	$518
Defense, Space & Security	199	235
Global Services	29	26
Other	82	89
Total	$844	$868
Research and development expense was largely unchanged during the three months ended March 31, 2025, compared to the same period in 2024.

Backlog

(Dollars in millions)	March 31 2025	December 31 2024
Commercial Airplanes	$460,447	$435,175
Defense, Space & Security	61,567	64,023
Global Services	22,036	21,403
Unallocated items, eliminations and other	686	735
Total Backlog	$544,736	$521,336

Contractual backlog	$523,964	$498,802
Unobligated backlog	20,772	22,534
Total Backlog	$544,736	$521,336
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the three months ended March 31, 2025, was primarily due to an increase in BCA and BGS backlog that was partially offset by a decrease in BDS backlog. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Unobligated backlog during the three months ended March 31, 2025 was largely unchanged.
Additional Considerations
U.S. Government Funding Considerable uncertainty exists regarding how future U.S. government budget and program decisions will unfold, including the spending priorities of the new Administration and Congress.
The Full-Year Continuing Appropriations and Extensions Act, 2025, enacted on March 15, 2025, largely continues federal funding at fiscal year 2024 appropriated levels through September 30, 2025. This bill has been deemed to be a full-year appropriations bill in respect to satisfying the requirements of the Fiscal Responsibility Act, avoiding a sequester of defense and non-defense spending in fiscal year 2025 (FY25).
The U.S. government could experience a disruption to its operations and/or payments in 2025 if the debt limit is not addressed before the U.S. Treasury exhausts extraordinary measures. These potential disruptions, and any broader macroeconomic impacts, could affect our current programs and contracts and have a material effect on our financial position, results of operations and/or cash flows.
Global Trade The global trade landscape is currently highly volatile. Various countries have announced plans for and/or have already implemented new or modified tariffs. For example, in the first quarter of 2025, the United States imposed modified tariffs on aluminum and steel imports, as well as additional tariffs on goods from China. In addition, the United States imposed tariffs on goods imported from Canada and Mexico that are not compliant with the United States-Mexico-Canada Agreement (USMCA). We believe that the majority of our imports from Canada and Mexico are compliant with the provisions of the USMCA. Our first quarter results reflect our best estimate of the impacts of the tariffs enacted as of March 31, 2025, and certain potential mitigations.
On April 2, 2025, the United States announced broad reciprocal tariffs on imports from all countries, comprising a 10% baseline tariff and higher country-specific tariffs. Other countries, including China, announced retaliatory actions or plans for retaliatory actions. On April 9, 2025, the United States implemented a 90-day pause on the country-specific reciprocal tariffs for all countries except China, leaving the 10% baseline tariff in place. These tariffs and any retaliatory actions from other countries could have a material impact on our financial position, results of operations and/or cash flows. In April 2025, certain customers in China informed us that they will not accept deliveries. We continually monitor the global trade environment for new and/or changing tariffs, retaliatory actions, trade agreements, export restrictions, sanctions or other restrictions that may impact the Company or our supply chain or customers, and work to mitigate impacts to our business.
The current state of U.S.-China relations remains an ongoing watch item. China is a significant market for commercial aircraft and we have long-standing relationships with our Chinese customers. Overall, the U.S.-China trade relationship is challenged due to tariffs and other economic and national security concerns.
We seek to comply with all U.S. and other government import requirements, export control restrictions and sanctions. We continue to monitor and evaluate additional sanctions and trade restrictions that may be imposed by the U.S. Government or other governments, as well as any responses that could affect our supply chain, business partners or customers, for any additional impacts to our business.
Supply Chain We and our suppliers are experiencing inflationary pressures, as well as supply chain disruptions as a result of global supply chain constraints and labor instability. Our supply chain is also being impacted by the tariffs discussed above. Certain of our suppliers are also experiencing financial difficulties. We continue to monitor the health and stability of the supply chain. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows. During 2024, we recorded a reach-forward loss of $1,770 million on the T-7A Red Hawk program that was primarily driven by projected increases in supplier cost estimates. In addition, we recorded losses on the KC-46A Tanker and Commercial Crew programs during 2024 that were partially attributable to higher supplier costs.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Three months ended March 31
	2025	2024
Revenues	$8,147	$4,653
Loss from operations	($537)	($1,143)
Operating margins	(6.6)%	(24.6)%
Revenues
BCA revenues increased by $3,494 million for the three months ended March 31, 2025, compared with the same period in 2024 primarily due to higher deliveries and the absence of 737-9 customer considerations.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	767	*	777	787	Total
Deliveries during the first three months of 2025	105	(1)	5	(3)	7	13	130
Deliveries during the first three months of 2024	67	(1)	3	(2)		13	83
Cumulative deliveries as of 3/31/2025	8,898		1,326		1,748	1,174
Cumulative deliveries as of 12/31/2024	8,793		1,321		1,741	1,161
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $537 million for the three months ended March 31, 2025, compared with $1,143 million in the same period in 2024 reflecting higher deliveries, the absence of 737-9 customer considerations and lower period expenses.
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
BCA total backlog increased from $435,175 million as of December 31, 2024, to $460,447 million at March 31, 2025, reflecting new orders in excess of deliveries and a decrease in the value of existing orders that, in our assessment, do not meet the accounting requirements of ASC 606 for inclusion in backlog and cancellations. Aircraft order cancellations during the three months ended March 31, 2025, totaled $2,312 million and primarily relate to 737 aircraft. Net ASC 606 adjustments during the three months ended March 31, 2025, totaled $6,017 million and primarily relate to 777X aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Program
As of 3/31/2025	737		767	777	777X	787	†
Program accounting quantities	11,600		1,263	1,825	500	1,800
Undelivered units under firm orders	4,277	*	104	72	428	767	(8)
Cumulative firm orders	13,175		1,430	1,820	428	1,941

As of 12/31/2024	737		767	777	777X	787	†
Program accounting quantities	11,600		1,263	1,822	500	1,800
Undelivered units under firm orders	4,303	*	109	68	358	719	(8)
Cumulative firm orders	13,096		1,430	1,809	358	1,880
† Customer financing aircraft orders are identified in parentheses.
*Approximate undelivered orders by minor model for March 31, 2025 and December 31, 2024: 737-7 (7%), 737-8 (63%), 737-9 (5%) and 737-10 (25%).
Program Highlights
737 Program In January 2024, a 737-9 flight made an emergency landing after a mid-exit door plug detached in flight. As a result of the accident, the FAA investigated the 737 quality control system, including Spirit AeroSystems Holdings, Inc. (Spirit), and increased its oversight of Boeing’s production and quality and safety management systems. The FAA also communicated it will not approve production rate increases beyond 38 per month or additional production lines until Boeing has complied with required quality and safety standards. In 2024, we submitted a comprehensive safety and quality plan to the FAA to address the issues identified in connection with the FAA's investigation. We also took additional actions to improve safety and quality, which include investing in workforce training, simplifying plans and processes, eliminating defects, and enhancing our safety and quality culture. In 2025, we are continuing to implement these improvements and align our production plans consistent with the comprehensive safety and quality plan.
We are gradually increasing to a production rate of 38 per month aligned with our safety and quality plan. As of March 31, 2025, we had approximately 35 737-8 aircraft in inventory that were produced prior to 2023, including approximately 25 aircraft for customers in China. We are scheduled to deliver these aircraft in 2025. It is currently unclear how the trade tensions between the U.S. and China will impact deliveries to China.

We are continuing to work through the certification process of the 737-7 and 737-10 models, which have been delayed, while we work through the engineering solution for the engine anti-ice system. As of March 31, 2025, we had approximately 35 737-7 and 737-10 aircraft in inventory. We are following the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
If we are unable to deliver aircraft and/or increase future production rates, or certify the 737-7 and 737-10 models consistent with our assumptions, our financial position, results of operations and cash flows will be adversely affected.
See further discussion of the 737 MAX in Note 6 and Note 10 to our Condensed Consolidated Financial Statements.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. We are currently targeting a production rate of approximately 3 aircraft per month. We expect to complete production of the 767 commercial program by 2027. This program has break-even gross margins.
See further discussion of the KC-46A Tanker program in Note 10 to our Condensed Consolidated Financial Statements.
777 and 777X Programs The accounting quantity for the 777 program extends through year-end 2027. We increased the accounting quantity by 3 units during the three months ended March 31, 2025, because we now expect to produce an additional 3 units in that timeframe. We are currently targeting a combined production rate of 4 per month for the 777/777X programs.
In July 2024, we obtained approval from the FAA to begin the first phase of FAA certification flight testing. The first phase of flight testing was paused starting in August and resumed in January. We obtained approval from the FAA to begin the next phase of certification flight testing, and we began these activities in March 2025.
We continue to anticipate first delivery of the 777-9 to occur in 2026 and the 777-8 Freighter to occur in 2028. First delivery of the 777-8 passenger aircraft is not expected to occur before 2030. We are following the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
The 777X program had break-even gross margins at March 31, 2025. The level of profitability on the 777X program will be subject to several factors. These factors include aircraft certification requirements and timing, change incorporation on completed aircraft, production disruption due to labor instability and supply chain disruption, customer considerations, delivery timing and negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and any change in the accounting quantity. One or more of these factors could result in reach-forward losses in future periods.
787 Program We are currently at a production rate of approximately 5 aircraft per month. We are continuing to monitor supply chain health and factory performance as we work to increase production rates. As of March 31, 2025, we had approximately 20 aircraft in inventory, including 4 aircraft for customers in China, that were produced prior to 2023 and required rework. In February 2025, we completed the rework of the last aircraft and expect to deliver the majority of these aircraft in 2025. It is currently unclear how trade tensions between the U.S. and China will impact deliveries to China.
Additional Considerations
On June 30, 2024, we entered into an agreement to acquire Spirit. See Note 2 to our Condensed Consolidated Financial Statements.

Defense, Space & Security
Overview
The Full-Year Continuing Appropriations and Extensions Act, 2025, enacted on March 15, 2025, provided FY25 appropriations for government departments and agencies, including $856 billion for the U.S. Department of Defense (U.S. DoD) and $25 billion for the National Aeronautics and Space Administration (NASA). This bill has been deemed to be a full-year appropriations bill in respect to satisfying the requirements of the Fiscal Responsibility Act, avoiding a sequester of defense and non-defense spending in FY25.
There is ongoing uncertainty with respect to program-level spending for the U.S. DoD, NASA and other government agencies for FY25 and beyond. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our results of operations, financing position, and/or cash flows.
The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At March 31, 2025, 29% of BDS backlog was attributable to non-U.S. customers.
Results of Operations

(Dollars in millions)	Three months ended March 31
	2025	2024
Revenues	$6,298	$6,950
Earnings from operations	$155	$151
Operating margins	2.5%	2.2%
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
Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2025	2024
F/A-18 Models	5	1
F-15 Models	1	1
CH-47 Chinook (New)	1	1
CH-47 Chinook (Renewed)	2	1
AH-64 Apache (New)	4
AH-64 Apache (Remanufactured)	11	6
MH-139 Grey Wolf	1
P-8 Models	1	1
KC-46 Tanker		3
Total	26	14

Revenues
BDS revenues for the three months ended March 31, 2025, decreased by $652 million compared with the same period in 2024. The decrease is primarily due to lower volume on P-8, KC-46 Tanker, ground-based missile defense, proprietary, and E-7 programs, as well as the absence of a favorable MQ-25 contract modification that was awarded during the first quarter of 2024. The decrease in revenue was partially offset by $70 million lower net unfavorable cumulative catch-up adjustments compared to the prior year comparable period.
Earnings From Operations
BDS earnings from operations for the three months ended March 31, 2025, was $155 million, compared with $151 million in the same period in 2024. The increase in earnings is primarily due to lower net unfavorable cumulative catch-up adjustments of $213 million compared to the comparable period in the prior year. The lower net unfavorable cumulative catch-up adjustments were largely offset by lower earnings from equity method investments and lower volume and mix on P-8, F-15, E-7, and ground-based missile defense programs. During the three months ended March 31, 2025, losses incurred on the five major fixed-price development programs totaled $0 million compared to $222 million in the same period in 2024.
See further discussion of fixed-price contracts in Note 10 to our Condensed Consolidated Financial Statements.
BDS earnings from operations includes our share of earnings from equity method investments of $6 million for the three months ended March 31, 2025, compared with $75 million for the three months ended March 31, 2024.
Backlog
BDS backlog of $61,567 million at March 31, 2025 compared with $64,023 million as of December 31, 2024, reflects revenue recognized on contracts awarded in prior periods and the timing of awards. In March 2025, the U.S. Air Force announced that Boeing has been awarded a contract to design, build and deliver the F-47, its next-generation fighter aircraft. This order is not included in backlog at March 31, 2025, pending completion of the source selection and evaluation review process.
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

Global Services
Results of Operations

(Dollars in millions)	Three months ended March 31
	2025	2024
Revenues	$5,063	$5,045
Earnings from operations	$943	$916
Operating margins	18.6%	18.2%
Revenues
BGS revenues for the three months ended March 31, 2025 increased by $18 million compared with the same period in 2024, primarily due to higher government services revenue, partially offset by lower commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2025 was $8 million lower than the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the three months ended March 31, 2025 increased by $27 million compared with the same period in 2024, primarily due to higher government services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2025 was $2 million lower than the prior year comparable period.
Backlog
BGS total backlog increased from $21,403 million at December 31, 2024 to $22,036 million at March 31, 2025, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior years.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2025	2024
Net loss	($31)	($355)
Non-cash items	1,128	1,198
Changes in assets and liabilities	(2,713)	(4,205)
Net cash used by operating activities	(1,616)	(3,362)
Net cash (used)/provided by investing activities	(1,717)	2,074
Net cash used by financing activities	(338)	(4,462)
Effect of exchange rate changes on cash and cash equivalents	12	(28)
Net decrease in cash & cash equivalents, including restricted	(3,659)	(5,778)
Cash & cash equivalents, including restricted, at beginning of year	13,822	12,713
Cash & cash equivalents, including restricted, at end of period	$10,163	$6,935
Operating Activities Net cash used by operating activities was $1.6 billion during the three months ended March 31, 2025, compared with $3.4 billion during the same period in 2024. The $1.8 billion decrease in net cash used by operating activities was primarily driven by higher commercial airplane deliveries, lower customer considerations and working capital improvements.

Changes in assets and liabilities during the three months ended March 31, 2025, improved by $1.5 billion compared with the same period in 2024, primarily driven by favorable changes in Inventories ($2.3 billion), Unbilled receivables ($0.7 billion) and Accrued liabilities ($0.3 billion), partially offset by changes in Advances and progress billings ($1.9 billion). The change in Inventories was primarily driven by higher deliveries on our commercial airplane programs during the three months ended March 31, 2025 as compared to the same period in 2024. The change in Unbilled receivables during the three months ended March 31, 2025 was primarily driven by a decrease in revenue recognized in excess of billings at BDS compared to the same period in 2024. Changes in Accrued liabilities during the three months ended March 31, 2025 was $0.4 billion compared to $0.7 billion during the same period in 2024. Concessions paid to 737 MAX customers totaled $38 million and $553 million for the three months ended March 31, 2025 and 2024. Changes in Advances and progress billings during three months ended March 31, 2025 was $0.8 billion compared to $2.7 billion during the same period in 2024 primarily driven by increased commercial airplane deliveries and lower advances on commercial airplane orders.
Payables to suppliers who elected to participate in supply chain financing programs decreased by $0.6 billion and $0.4 billion during the three months ended March 31, 2025 and 2024. Supply chain financing is not material to our overall liquidity.
Investing Activities Net cash used by investing activities during the three months ended March 31, 2025, was $1.7 billion, compared with net cash provided by investing activities of $2.1 billion during the same period in 2024. The increase in cash used was primarily due to net contributions to investments of $1.0 billion in 2025 compared with net proceeds from investments of $2.7 billion in 2024. During the three months ended March 31, 2025 and 2024, capital expenditures were $0.7 billion and $0.6 billion. We continue to expect capital expenditures in 2025 to be higher than in 2024.
Financing Activities Net cash used by financing activities was $0.3 billion during the three months ended March 31, 2025, compared with $4.5 billion during the same period in 2024. During the three months ended March 31, 2025, net repayments were $0.3 billion compared with $4.4 billion during the same period in 2024.
As of March 31, 2025, the total debt balance was $53.6 billion, down from $53.9 billion at December 31, 2024. At March 31, 2025, $7.9 billion of debt was classified as short-term.
Capital Resources
On June 30, 2024, we entered into an agreement to acquire Spirit in an all-stock transaction at an equity value of approximately $4.7 billion, or $37.25 per share of Spirit Class A Common Stock. The transaction will include the assumption of Spirit's net debt at closing. See Note 2 to our Condensed Consolidated Financial Statements.
At March 31, 2025, we had $10.1 billion of cash, $13.5 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. Our $3.0 billion three-year revolving credit agreement expiring in August 2025, $3.0 billion five-year revolving credit agreement expiring in August 2028, and $4.0 billion five-year revolving credit agreement expiring in May 2029 remain in effect. We anticipate that these credit lines will primarily serve as back-up liquidity to support our general corporate borrowing needs. At March 31, 2025 we were in full compliance with all covenants contained in our debt and credit facility agreements.
We currently maintain investment grade credit ratings across all three credit rating agencies. At Moody's we are rated Baa3 with a negative outlook. At Fitch, we are rated BBB- with a negative outlook. At S&P, we are rated BBB- with a credit watch negative.
We expect to be able to access capital markets when we require additional funding to support our operations, pay off existing debt, address impacts to our business related to market developments, fund outstanding financing commitments or meet other business requirements; however, a number of factors could increase the cost of borrowing, jeopardize our ability to incur debt on terms acceptable to us, and negatively impact our access to the capital and financial markets and our ability to fund our operations and commitments. These factors include further downgrades in our credit ratings, disruptions or declines in the global capital markets, a decline in our financial performance or outlook, a delay in our ability to ramp up production and deliveries, and changes in demand for our products and services. The occurrence of any or all of these events may adversely affect our ability to fund our operations and financing or contractual commitments. See “Risks Related to Financing and Liquidity” under “Item 1A. Risk Factors” of our 2024 Annual Report on Form 10-K.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $855 million at March 31, 2025. For additional information, see Note 10 to our Condensed Consolidated Financial Statements.
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
The Pension FAS/CAS service cost adjustments recognized in Earnings/(loss) from operations were benefits of $193 million and $230 million for the three months ended March 31, 2025 and 2024. The lower benefits in 2025 were primarily due to reductions in allocated pension cost year over year. The non-operating pension income included in Other income, net was $43 million and $123 million for the three months ended March 31, 2025 and 2024. The lower benefits in 2025 were primarily due to lower expected return on plan assets. For further discussion of pension and other postretirement costs see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" on page 28 of our 2024 Annual Report on Form 10-K.
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
Reconciliation of Non-GAAP Measures to GAAP Measures
The table below reconciles the non-GAAP financial measures of Core operating earnings/(loss), Core operating margins and Core loss per share with the most directly comparable GAAP financial measures of Earnings/(loss) from operations, Operating margins and Diluted loss per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2025	2024
Revenues	$19,496	$16,569
Earnings/(loss) from operations, as reported	$461	($86)
Operating margins	2.4%	(0.5)%

Pension FAS/CAS service cost adjustment(1)	($193)	($230)
Postretirement FAS/CAS service cost adjustment(1)	(69)	(72)
FAS/CAS service cost adjustment(1)	($262)	($302)
Core operating earnings/(loss) (non-GAAP)	$199	($388)
Core operating margins (non-GAAP)	1.0%	(2.3)%

Diluted loss per share, as reported	($0.16)	($0.56)
Pension FAS/CAS service cost adjustment(1)	(0.26)	(0.37)
Postretirement FAS/CAS service cost adjustment(1)	(0.09)	(0.12)
Non-operating pension income(2)	(0.06)	(0.20)
Non-operating postretirement income(2)	(0.01)	(0.03)
Provision for deferred income taxes on adjustments(3)	0.09	0.15
Core loss per share (non-GAAP)	($0.49)	($1.13)

Diluted weighted average common shares outstanding (in millions)	753.4	612.9
(1)FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating earnings/(loss) (non-GAAP).
(2)Non-operating pension and postretirement income represents the components of net periodic benefit costs/(income) other than service cost/(income). This income is included in Other income, net and is excluded from Core operating earnings/(loss) (non-GAAP).
(3)The income tax impact is calculated using the U.S. corporate statutory tax rate.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2024.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2025 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 17 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
The following risks update the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, for other risks related to our business.
We derive a significant portion of our revenues from non-U.S. sales and are subject to risks of doing business in other countries, including those related to tariffs, trade restrictions and government actions.
In 2024, non-U.S. customers, which include foreign military sales, accounted for approximately 46% of our total revenues and approximately 70% of Commercial Airplanes revenue from customer contracts. We expect non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. We are subject to risks of doing business internationally, including:
•changes in regulatory requirements or other executive branch actions, such as Executive Orders;
•changes in the global trade environment, including potential deterioration in geopolitical or trade relations between countries;
•disputes with authorities in non-U.S. jurisdictions, including international trade authorities;
•imposition of domestic and international taxes, export controls, tariffs, duties, embargoes, sanctions and other trade restrictions;
•tariffs, duties or other costs attributable to the importation of raw materials, parts, products and services, which could impact sales and/or delivery of products and services outside the U.S. and/or impose increased costs on us, our supply chain or our customers;
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
•compliance with a variety of non-U.S. laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and unforeseen developments and conditions, including terrorism, war, epidemics and international tensions and conflicts.
While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations.

The United States recently announced changes to U.S. trade policy, including adding new or modifying existing tariffs on imports, in some cases significantly. For example, on April 2, 2025, the United States announced a 10% baseline reciprocal tariff on imports from all countries, plus an additional country-specific tariff on imports from select trading partners. Other countries have announced retaliatory actions or plans for retaliatory actions. On April 9, 2025, the United States implemented a 90-day pause on the country-specific tariffs for all countries except China, while maintaining the 10% baseline tariff. Tariffs and any retaliatory actions could significantly increase the cost of our products and, particularly with respect to our commercial aircraft, result in lower demand for our products, delivery delays, and terminations of orders by customers.
China is a significant market for commercial aircraft and we have long-standing relationships with our Chinese customers. Overall, the U.S.-China trade relationship is challenged due to tariffs and other economic and national security concerns. In April 2025, certain customers in China informed us that they will not accept deliveries. If we are unable to deliver aircraft to customers in China consistent with our assumptions and/or obtain additional orders from China in the future, we may experience reduced deliveries and/or lower market share.
Impacts from potential deterioration in geopolitical or trade relationships between the U.S. and other countries, particularly China and European Union members states, including as a result of the risks described above, could have a material adverse impact on our financial position, results of operations and/or cash flows.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2025, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2025 thru 1/31/2025	33,204	$171.87
2/1/2025 thru 2/28/2025	46,784	183.15
3/1/2025 thru 3/31/2025	842	158.96
Total	80,830	$178.26
(1)A total of 80,830 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

10.1	Form of U.S. Notice of Terms of Long-Term Incentive Non-Qualified Premium-Priced Stock Option*

10.2	Form of Non-U.S. Notice of Terms of Long-Term Incentive Non-Qualified Premium-Priced Stock Option*

10.3	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units*

10.4	Form of Non-U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units*

10.5	Form of U.S. Notice of Terms of Supplemental Restricted Stock Units*

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 23, 2025	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller