Form 10-Q
period 2025-06-30
BOEING CO
filed 2025-07-29
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
As of July 22, 2025, there were 756,157,695 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended June 30, 2025

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Sales of products	$35,269	$26,792	$19,122	$13,524
Sales of services	6,976	6,643	3,627	3,342
Total revenues	42,245	33,435	22,749	16,866

Cost of products	(31,785)	(24,971)	(17,406)	(12,907)
Cost of services	(5,608)	(5,359)	(2,908)	(2,730)
Total costs and expenses	(37,393)	(30,330)	(20,314)	(15,637)
	4,852	3,105	2,435	1,229
Income from operating investments, net	28	74	25	7
General and administrative expense	(2,905)	(2,538)	(1,793)	(1,377)
Research and development expense, net	(1,754)	(1,822)	(910)	(954)
Gain on dispositions, net	64	5	67	5
Earnings/(loss) from operations	285	(1,176)	(176)	(1,090)
Other income, net	648	525	325	248
Interest and debt expense	(1,418)	(1,242)	(710)	(673)
Loss before income taxes	(485)	(1,893)	(561)	(1,515)
Income tax (expense)/benefit	(158)	99	(51)	76
Net loss	(643)	(1,794)	(612)	(1,439)
Less: net earnings/(loss) attributable to noncontrolling interest	5	(12)	(1)
Net loss attributable to Boeing shareholders	(648)	(1,782)	(611)	(1,439)
Less: Mandatory convertible preferred stock dividends accumulated during the period	172		86
Net loss attributable to Boeing common shareholders	($820)	($1,782)	($697)	($1,439)

Basic loss per share	($1.09)	($2.90)	($0.92)	($2.33)

Diluted loss per share	($1.09)	($2.90)	($0.92)	($2.33)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Net loss	($643)	($1,794)	($612)	($1,439)
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	108	(24)	62	11
Derivative instruments:
Unrealized gains/(losses) arising during period, net of tax of ($59), $22, ($39) and $3	206	(76)	138	(11)
Reclassification adjustment for losses included in net loss, net of tax of ($8), ($8), ($3) and ($6)	28	26	10	19
Total unrealized gain/(loss) on derivative instruments, net of tax	234	(50)	148	8
Defined benefit pension plans and other postretirement benefits:
Net actuarial (loss)/gain arising during the period, net of tax of $0, $17, $0 and $0	(2)	(18)	(2)	1
Amortization of actuarial losses included in net periodic benefit cost, net of tax of ($17), ($20), ($20) and ($8)	65	26	22	15
Amortization of prior service credits included in net periodic benefit cost, net of tax of $8, $20,$9 and $8	(29)	(26)	(9)	(15)
Pension and postretirement cost related to our equity method investments, net of tax of $0, ($3), $0 and $0		5
Total defined benefit pension plans and other postretirement benefits, net of tax	34	(13)	11	1
Other comprehensive income/(loss), net of tax	376	(87)	221	20
Comprehensive loss	(267)	(1,881)	(391)	(1,419)
Less: Comprehensive income/(loss) related to noncontrolling interest	5	(12)	(1)
Comprehensive loss attributable to Boeing Shareholders	($272)	($1,869)	($390)	($1,419)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	June 30 2025	December 31 2024
Assets
Cash and cash equivalents	$7,087	$13,801
Short-term and other investments	15,880	12,481
Accounts receivable, net	3,190	2,631
Unbilled receivables, net	9,261	8,363
Current portion of financing receivables, net	16	207
Inventories	87,853	87,550
Other current assets, net	2,563	2,965
Assets held for sale	1,451
Total current assets	127,301	127,998
Financing receivables and operating lease equipment, net	318	314
Property, plant and equipment, net of accumulated depreciation of $23,208 and $22,925	11,658	11,412
Goodwill	7,280	8,084
Acquired intangible assets, net	1,542	1,957
Deferred income taxes	136	185
Investments	1,036	999
Other assets, net of accumulated amortization of $879 and $1,085	5,849	5,414
Total assets	$155,120	$156,363
Liabilities and equity
Accounts payable	$11,238	$11,364
Accrued liabilities	23,508	24,103
Advances and progress billings	59,407	60,333
Short-term debt and current portion of long-term debt	8,719	1,278
Liabilities held for sale	504
Total current liabilities	103,376	97,078
Deferred income taxes	193	122
Accrued retiree health care	2,116	2,176
Accrued pension plan liability, net	5,803	5,997
Other long-term liabilities	2,324	2,318
Long-term debt	44,604	52,586
Total liabilities	158,416	160,277
Shareholders’ equity:
Mandatory convertible preferred stock, 6.00% Series A, par value $1.00 – 20,000,000 shares authorized; 5,750,000 shares issued; aggregate liquidation preference $5,750	6	6
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	19,238	18,964
Treasury stock, at cost – 256,638,054 and 263,044,840 shares	(31,603)	(32,386)
Retained earnings	14,542	15,362
Accumulated other comprehensive loss	(10,539)	(10,915)
Total shareholders’ deficit	(3,295)	(3,908)
Noncontrolling interests	(1)	(6)
Total equity	(3,296)	(3,914)
Total liabilities and equity	$155,120	$156,363
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Six months ended June 30
	2025	2024
Cash flows – operating activities:
Net loss	($643)	($1,794)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items –
Share-based plans expense	254	208
Treasury shares issued for 401(k) contribution	793	953
Depreciation and amortization	926	883
Investment/asset impairment charges, net	30	34
Gain on dispositions, net	(64)	(5)
Other charges and credits, net	162	(34)
Changes in assets and liabilities –
Accounts receivable	(683)	(522)
Unbilled receivables	(908)	(1,345)
Advances and progress billings	(616)	1,886
Inventories	(374)	(5,937)
Other current assets	265	(320)
Accounts payable	(46)	(222)
Accrued liabilities	(248)	(443)
Income taxes receivable, payable and deferred	(3)	(188)
Other long-term liabilities	(212)	(148)
Pension and other postretirement plans	(292)	(491)
Financing receivables and operating lease equipment, net	185	149
Other	85	51
Net cash used by operating activities	(1,389)	(7,285)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(1,101)	(971)
Proceeds from disposals of property, plant and equipment	4	30
Acquisitions, net of cash acquired		(50)
Proceeds from dispositions	35
Contributions to investments	(21,581)	(1,617)
Proceeds from investments	18,847	3,173
Supplier notes receivable	(150)	(486)
Purchase of distribution rights		(88)
Other		(17)
Net cash used by investing activities	(3,946)	(26)
Cash flows – financing activities:
New borrowings	98	10,089
Debt repayments	(677)	(4,481)
Employee taxes on certain share-based payment arrangements	(18)	(67)
Dividends paid on mandatory convertible preferred stock	(158)
Other	30	(3)
Net cash (used)/provided by financing activities	(725)	5,538
Effect of exchange rate changes on cash and cash equivalents	34	(25)
Net decrease in cash & cash equivalents, including restricted	(6,026)	(1,798)
Cash & cash equivalents, including restricted, at beginning of year	13,822	12,713
Cash & cash equivalents, including restricted, at end of period	7,796	10,915
Less restricted cash & cash equivalents, included in Investments	709	21
Cash and cash equivalents at end of period	$7,087	$10,894
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the six months ended June 30, 2025 and 2024
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at January 1, 2024		$5,061	$10,309	($49,549)	$27,251	($10,305)	$5	($17,228)
Net loss					(1,782)		(12)	(1,794)
Other comprehensive loss, net of tax of $28						(87)		(87)
Share-based compensation			208					208
Treasury shares issued for other share-based plans, net			(122)	87				(35)
Treasury shares issued for 401(k) contribution			332	621				953
Other changes in noncontrolling interests							1	1
Balance at June 30, 2024		$5,061	$10,727	($48,841)	$25,469	($10,392)	($6)	($17,982)

Balance at January 1, 2025	$6	$5,061	$18,964	($32,386)	$15,362	($10,915)	($6)	($3,914)
Net (loss)/earnings					(648)		5	(643)
Other comprehensive income, net of tax of ($76)						376		376
Share-based compensation			254					254
Treasury shares issued for other share-based plans, net			(228)	238				10
Treasury shares issued for 401(k) contribution			248	545				793
Cash dividends declared on Mandatory convertible preferred stock					(172)			(172)
Balance at June 30, 2025	$6	$5,061	$19,238	($31,603)	$14,542	($10,539)	($1)	($3,296)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended June 30, 2025 and 2024
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at April 1, 2024		$5,061	$10,539	($49,105)	$26,908	($10,412)	($7)	($17,016)
Net loss					(1,439)			(1,439)
Other comprehensive income, net of tax of ($3)						20		20
Share-based compensation			89					89
Treasury shares issued for other share-based plans, net			(6)	22				16
Treasury shares issued for 401(k) contribution			105	242				347
Other changes in noncontrolling interests							1	1
Balance at June 30, 2024		$5,061	$10,727	($48,841)	$25,469	($10,392)	($6)	($17,982)

Balance at April 1, 2025	$6	$5,061	$19,008	($31,879)	$15,239	($10,760)		($3,325)
Net loss					(611)		($1)	(612)
Other comprehensive income, net of tax of ($53)						221		221
Share-based compensation			119					119
Treasury shares issued for other share-based plans, net			(14)	26				12
Treasury shares issued for 401(k) contribution			125	250				375
Cash dividends declared on Mandatory convertible preferred stock					(86)			(86)
Balance at June 30, 2025	$6	$5,061	$19,238	($31,603)	$14,542	($10,539)	($1)	($3,296)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Revenues:
Commercial Airplanes	$19,021	$10,656	$10,874	$6,003
Defense, Space & Security	12,915	12,971	6,617	6,021
Global Services	10,344	9,934	5,281	4,889
Unallocated items, eliminations and other	(35)	(126)	(23)	(47)
Total revenues	$42,245	$33,435	$22,749	$16,866
Earnings/(loss) from operations:
Commercial Airplanes	($1,094)	($1,858)	($557)	($715)
Defense, Space & Security	265	(762)	110	(913)
Global Services	1,992	1,786	1,049	870
Segment operating earnings/(loss)	1,163	(834)	602	(758)
Unallocated items, eliminations and other	(1,397)	(946)	(1,035)	(634)
FAS/CAS service cost adjustment	519	604	257	302
Earnings/(loss) from operations	285	(1,176)	(176)	(1,090)
Other income, net	648	525	325	248
Interest and debt expense	(1,418)	(1,242)	(710)	(673)
Loss before income taxes	(485)	(1,893)	(561)	(1,515)
Income tax (expense)/benefit	(158)	99	(51)	76
Net loss	(643)	(1,794)	(612)	(1,439)
Less: net earnings/(loss) attributable to noncontrolling interest	5	(12)	(1)
Net loss attributable to Boeing shareholders	(648)	(1,782)	(611)	($1,439)
Less: Mandatory convertible preferred stock dividends accumulated during the period	172		86
Net loss attributable to Boeing common shareholders	($820)	($1,782)	($697)	($1,439)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 19 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts or as otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2025, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2024 Annual Report on Form 10-K.
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
Goodwill
We performed our annual goodwill impairment test as of April 1, 2025, using a qualitative assessment. We determined the fair value of each of our reporting units substantially exceeded their respective carrying values. Our Military Aircraft reporting unit within our Defense, Space & Security (BDS) segment had goodwill of $1,295 and a negative carrying value at June 30, 2025.
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

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Decrease to Revenue	($306)	($965)	($166)	($747)
(Decrease) to Earnings/increase to (loss) from operations	($338)	($1,700)	($187)	($1,334)
Increase to Diluted loss per share	($0.49)	($2.62)	($0.27)	($2.06)
Note 2 – Spirit Acquisition
On June 30, 2024, we entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which we have agreed to acquire Spirit AeroSystems Holdings, Inc. (Spirit) in an all-stock transaction (the

Boeing-Spirit Merger) at an equity value of approximately $4,700, or $37.25 per share of Spirit Class A Common Stock (Spirit common stock). The Boeing-Spirit Merger will include the assumption of Spirit's net debt at closing. On January 31, 2025, Spirit's stockholders approved the Merger Agreement and the related transactions.
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
The Merger Agreement contains certain termination rights, including that either Boeing or Spirit may terminate the Merger Agreement if, subject to certain limitations, the Boeing-Spirit Merger has not been consummated by March 31, 2025 (subject to three automatic three-month extensions if on each such date or the last day of each extension period, as applicable, all of the closing conditions except those relating to regulatory approvals have been satisfied or waived) (the Outside Date). The second automatic extension came into effect on July 1, 2025. Accordingly, the Outside Date is currently September 30, 2025. If either party breaches or fails to perform any of its representations, warranties or covenants under the Merger Agreement such that the related conditions to the other party's obligation to consummate the Boeing-Spirit Merger would not be satisfied, and such breach or failure is not curable by the Outside Date or, if curable by the Outside Date, has not been cured within 30 days following notice thereof, such other party may terminate the Merger Agreement.
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
The Boeing-Spirit Merger is expected to close in 2025 and is subject to the completion of the sale of Spirit operations related to certain Airbus SE (Airbus) commercial work packages and the satisfaction of customary closing conditions, including certain regulatory approvals.
On April 27, 2025, Spirit entered into a Stock and Asset Purchase Agreement (SAPA) with Airbus pursuant to which Airbus will, subject to the satisfaction of customary closing conditions, including certain regulatory approvals, acquire certain commercial work packages that Spirit performs for Airbus concurrently with the closing of the Boeing-Spirit Merger. As part of the transactions contemplated by the SAPA, Spirit will also make a cash payment to Airbus in an amount equal to $439, which amount is subject to adjustment in accordance with the terms of the SAPA (such adjusted amount, the Airbus Payment). Pursuant to the terms of the Merger Agreement, Boeing is required to fund any portion of the Airbus Payment that Spirit is unable to satisfy with cash on hand as of the closing of the transactions contemplated by the SAPA.
During 2023 and 2024, Boeing reached agreements to provide Spirit up to $1,067 to support its liquidity, rate readiness, and 787 tooling and capital expenditures, of which $16 has yet to be drawn. Spirit has repaid $40 with $1,011 still outstanding at June 30, 2025, of which $973 is recorded as supplier notes receivable, net of interest, within our Condensed Consolidated Statements of Financial Position. On January 22, 2025, Boeing and Spirit reached an agreement to reschedule repayment dates for $515 to 2026. This includes changing repayment of $425 originally due in 2024 to 2026. In the event that the Merger Agreement is terminated in accordance with its terms, the then outstanding balances will become due and payable in full on April 1, 2026.
At June 30, 2025 and December 31, 2024, Other current assets included $414 and $539 and Other assets included $559 and $299 owed to us under these agreements. At June 30, 2025 and December 31,

2024, advance payments to Spirit of $161 and $165 were included in Inventories and are scheduled to be recovered as the related shipsets are received by Boeing from Spirit.
Note 3 – Digital Aviation Solutions Divestiture
On April 22, 2025, we announced that we entered into an agreement with Thoma Bravo to sell portions of our BGS segment’s Digital Aviation Solutions business for $10.55 billion. The sale will include Jeppesen, ForeFlight, AerData and OzRunways. We expect the transaction to close in 2025 and result in a gain at closing. The transaction is subject to regulatory approval and customary closing conditions.
At June 30, 2025, Digital Aviation Solutions assets of $1,451 and liabilities of $504 were classified as held for sale on our Condensed Consolidated Statements of Financial Position. Assets held for sale primarily include Goodwill of $810, Acquired intangible assets, net of $310, and Accounts receivable, net of $139. Liabilities held for sale primarily include Advances and progress billings of $309 and Accrued liabilities of $116.
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

The elements used in the computation of Basic and Diluted loss per share were as follows:

(In millions - except per share amounts)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Net loss attributable to Boeing shareholders	($648)	($1,782)	($611)	($1,439)
Less: Mandatory convertible preferred stock dividends accumulated during the period	172		86
Less: earnings available to participating securities
Net loss available to common shareholders	($820)	($1,782)	($697)	($1,439)
Basic
Basic weighted average shares outstanding	755.2	614.8	756.8	616.6
Less: participating securities(1)	0.2	0.3	0.2	0.3
Basic weighted average common shares outstanding	755.0	614.5	756.6	616.3
Diluted
Diluted weighted average shares outstanding	755.2	614.8	756.8	616.6
Less: participating securities(1)	0.2	0.3	0.2	0.3
Diluted weighted average common shares outstanding	755.0	614.5	756.6	616.3
Net loss per share:
Basic	($1.09)	($2.90)	($0.92)	($2.33)
Diluted	(1.09)	(2.90)	(0.92)	(2.33)
(1)Participating securities include certain instruments in our deferred compensation plan.
The following table represents potential common shares that were not included in the computation of Diluted loss per share because the effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Performance restricted stock units	0.6	0.6	0.5	0.7
Restricted stock units	0.3	1.0		2.0
Stock options	0.9	0.8	0.8	0.8
In addition, potential common shares of 36.8 million and 2.9 million for the six months ended June 30, 2025 and 2024 and 36.9 million and 2.7 million for the three months ended June 30, 2025 and 2024 were excluded from the computation of Diluted loss per share, because the effect would have been antidilutive as a result of incurring a net loss in those periods.
Note 5 – Income Taxes
We computed our 2025 interim tax provision using an estimated annual effective tax rate of (9.0)%. Our 2025 estimated annual effective tax rate is primarily driven by taxes on non-U.S. operations. Our effective tax rates were (32.6)% and 5.2% for the six months ended June 30, 2025 and 2024. The (32.6)% effective tax rate for the six months ended June 30, 2025 is primarily driven by discrete items related to increases in the valuation allowance. Our effective tax rates for the three months ended June 30, 2025 and 2024 were (9.1)% and 5.0%.
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
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA maintains the 21 percent corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic R&D expenditures, more favorable interest deductibility and 100 percent bonus depreciation with effective dates in 2025. Revisions to the international tax framework are effective in 2026. We do not expect the OBBBA to have a material effect on our financial position, results of operations or cash flows in 2025.
Note 6 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the six months ended June 30, 2025 and 2024, consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Financing receivables	Other assets	Total
Balance at January 1, 2024	($89)	($19)	($50)	($51)	($122)	($331)
Changes in estimates	(15)	(1)	(1)	35	(47)	(29)
Write-offs	7		10			17
Recoveries	1					1
Balance at June 30, 2024	($96)	($20)	($41)	($16)	($169)	($342)

Balance at January 1, 2025	($92)	($38)	($47)	($7)	($199)	($383)
Changes in estimates	(4)	(5)	(9)	3	(44)	(59)
Write-offs	7		1			8
Recoveries	1					1
Other	11					11
Balance at June 30, 2025	($77)	($43)	($55)	($4)	($243)	($422)

Note 7 – Inventories
Inventories consisted of the following:

	June 30 2025	December 31 2024
Commercial aircraft programs	$75,148	$75,192
Long-term contracts in progress	444	752
Capitalized precontract costs(1)	1,137	1,176
Commercial spare parts, used aircraft, general stock materials and other	11,124	10,430
Total	$87,853	$87,550
(1)Capitalized precontract costs at June 30, 2025 and December 31, 2024, included amounts related to Commercial Crew, T-7A Red Hawk Production Options and KC-46A Tanker. See Note 11.
Commercial Aircraft Programs
At June 30, 2025 and December 31, 2024, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $11,001 and $9,679 and unamortized tooling and other non-recurring costs of $867 and $909. At June 30, 2025, $11,831 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $37 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At June 30, 2025 and December 31, 2024, commercial aircraft programs inventory included the following amounts related to the 777X program: $4,883 and $3,476 of work in process (including deferred production costs of $1,072 and $0) and $4,318 and $4,122 of unamortized tooling and other non-recurring costs.
At June 30, 2025 and December 31, 2024, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $13,320 and $13,178, supplier advances of $1,277 and $1,379, and unamortized tooling and other non-recurring costs of $1,310 and $1,370. At June 30, 2025, $12,248 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $2,382 are expected to be recovered from units included in the program accounting quantity that represent expected future orders. We expensed abnormal production costs of $30 and $157 during the six months ended June 30, 2025 and 2024.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $6,245 and $5,837 at June 30, 2025 and December 31, 2024.
Note 8 – Contracts with Customers
Unbilled receivables increased from $8,363 at December 31, 2024, to $9,261 at June 30, 2025, primarily driven by revenue recognized in excess of billings at BDS and BGS.
Advances and progress billings decreased from $60,333 at December 31, 2024, to $59,407 at June 30, 2025, primarily driven by revenue recognized at BDS, partially offset by advances on orders received at Commercial Airplanes (BCA) and BGS.
Revenues recognized during the six months ended June 30, 2025 and 2024, from amounts recorded as Advances and progress billings at the beginning of each year were $11,177 and $7,877. Revenues recognized during the three months ended June 30, 2025 and 2024, from amounts recorded as Advances and progress billings at the beginning of each year were $5,689 and $3,696.

Note 9 – Financing Receivables and Operating Lease Equipment
Financing receivables and operating lease equipment, net consisted of the following:

	June 30 2025	December 31 2024
Financing receivables:
Investment in sales-type leases	$9	$203
Notes	80	85
Total financing receivables	89	288
Less allowance for losses on receivables	4	7
Financing receivables, net	85	281
Operating lease equipment, at cost, less accumulated depreciation of $53 and $46	249	240
Total	$334	$521
Our financing arrangements range in terms from one to seven years, and include $5 of Investment in sales-type leases, net of allowances, that will be repaid in one year or less. Financing arrangements may include options to extend or terminate. Certain leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price. At June 30, 2025 and December 31, 2024, $4 and $7 were determined to be uncollectible financing receivables and placed on non-accrual status. The allowance for losses on financing receivables decreased primarily due to cash collections during the six months ended June 30, 2025.
The components of investment in sales-type leases consisted of the following:

	June 30 2025	December 31 2024
Gross lease payments receivable	$26	$229
Unearned income	(17)	(26)
Net lease payments receivable	$9	$203
There were no unguaranteed residual assets at June 30, 2025, and December 31, 2024.
Financing interest income recorded for the six months ended June 30, 2025 and 2024, was $3 and $4.
Our financing receivable balances at June 30, 2025 by internal credit rating category and year of origination consisted of the following:

Rating categories	2021 and Prior
BBB	$5
B	80
CCC	4
Total carrying value of financing receivables	$89
At June 30, 2025, our allowance for losses related to receivables with ratings of CCC, B and BBB. We applied default rates that averaged 99.9%, 0.0% and 0.1%, respectively, to the exposure associated with those receivables.

The majority of our financing receivables and operating lease equipment portfolio is concentrated in the following aircraft models:

	June 30 2025	December 31 2024
777 Aircraft (Accounted for as operating leases)	$176	$183
747-8 Aircraft (Primarily accounted for as notes)	84	92
737 Aircraft (Primarily accounted for as operating leases)	46	47
717 Aircraft (Accounted for as sales-type leases)	5	196
Lease income recorded in Sales of services on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025 and 2024, included $6 and $21 of interest income from sales-type leases and $23 and $32 from operating lease payments.
Variable lease payments for sales-type leases recognized in interest income for the six months ended June 30, 2025 and 2024, were insignificant. Variable lease payments on operating leases for the six and three months ended June 30, 2025 and 2024, were insignificant.
Profit at the commencement of sales-type leases for the six months ended June 30, 2025 and 2024, was insignificant.
Note 10 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	June 30 2025	December 31 2024
Time deposits (1)	$14,665	$11,960
Equity method investments (2)	983	948
Available-for-sale debt investments (1)	523	517
Equity and other investments	36	34
Restricted cash & cash equivalents (1)(3)	709	21
Total	$16,916	$13,480
(1)Primarily included in Short-term and other investments on our Condensed Consolidated Statements of Financial Position.
(2)Dividends received were $10 and $8 during the six and three months ended June 30, 2025 and $37 and $17 for the same periods in 2024.
(3)At June 30, 2025, Restricted cash & cash equivalents includes $689 placed in escrow pursuant to the May 2025 non-prosecution agreement with the U.S. Department of Justice. See Note 18 for additional discussion.
Contributions to investments and Proceeds from investments on our Condensed Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during the six months ended June 30, 2025 and 2024, was $21,245 and $1,298. Cash proceeds from the maturities of time deposits during the six months ended June 30, 2025 and 2024, were $18,540 and $2,845.
Allowance for losses on available-for-sale debt investments are assessed quarterly. These instruments are considered investment grade, and we have not recognized an allowance for credit losses as of June 30, 2025. Fair value of available-for-sale debt investments approximates amortized cost.

Note 11 – Liabilities, Commitments and Contingencies
737 MAX Customer Concessions and Other Considerations
During the first quarter of 2024, we recorded an earnings charge of $443, net of insurance recoveries, in connection with estimated considerations to customers for disruption related to the January 2024 737-9 door plug accident and 737-9 grounding. This charge is reflected in the financial statements as a reduction to Sales of products.
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the six months ended June 30, 2025 and 2024.

	2025	2024
Beginning balance – January 1	$641	$1,327
Reductions for payments made	(64)	(681)
Reductions for concessions and other in-kind considerations	(66)	(221)
Changes in estimates	(5)	510
Ending balance – June 30	$506	$935
At June 30, 2025, $87 of the liability balance remains subject to negotiations with customers. The contracted amount includes $95 expected to be paid in cash primarily in 2025, while the remaining amounts are primarily expected to be liquidated by lower customer delivery payments.
Environmental
The following table summarizes changes in environmental remediation liabilities during the six months ended June 30, 2025 and 2024.

	2025	2024
Beginning balance – January 1	$834	$844
Reductions for payments made, net of recoveries	(35)	(40)
Changes in estimates	49	27
Ending balance – June 30	$848	$831
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At June 30, 2025 and December 31, 2024, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,000 and $1,002.

Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the six months ended June 30, 2025 and 2024.

	2025	2024
Beginning balance – January 1	$2,133	$2,448
Additions for current year deliveries	82	42
Reductions for payments made	(174)	(227)
Changes in estimates	298	(8)
Ending balance – June 30	$2,339	$2,255
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
Trade-in commitment agreements at June 30, 2025, have expiration dates from 2025 through 2032. At June 30, 2025, and December 31, 2024, total contractual trade-in commitments were $1,403 and $1,393. As of June 30, 2025 and December 31, 2024, we estimated it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $65 and $275 and the fair value of the related trade-in aircraft was $63 and $270.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $16,586 and $17,124 as of June 30, 2025 and December 31, 2024. The estimated earliest potential funding dates for these commitments as of June 30, 2025 are as follows:

Total
July through December 2025	$1,820
2026	2,263
2027	3,215
2028	3,696
2029	2,081
Thereafter	3,511
Total	$16,586
As of June 30, 2025, $13,260 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $269 to certain joint ventures over the next eight years.

Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $2,976 and $2,991 as of June 30, 2025 and December 31, 2024.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days. At June 30, 2025 and December 31, 2024, Accounts payable included $1,638 and $2,703 payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.
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
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the U.S. Air Force's (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4 billion program to develop and modify two 747-8 commercial aircraft. During 2024, we increased the reach-forward loss on the contract by $379. We are continuing to work with the customer to reset the schedule as they adjust requirements. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next-generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized 11 low rate initial production (LRIP) lots for a total of 154 aircraft. The EMD contract and authorized LRIP lots total approximately $29 billion as of June 30, 2025. The KC-46A Tanker is a derivative of the 767 commercial airplane program with the majority of the manufacturing costs being incurred in the 767 factory and the remaining costs being incurred in the military finishing and delivery centers. During 2024, we increased the reach-forward loss on the KC-46A Tanker program by $2,002. As of June 30, 2025, we had approximately $93 of capitalized precontract costs and $245 of potential termination liabilities to suppliers related to Lots 12 and 13. Risk remains that we may record additional losses in future periods.

MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. In the first quarter of 2024, we were awarded a cost-type contract modification totaling $657 for two additional test aircraft plus other scope increases. During 2024, we increased the reach-forward loss by $339. We expect the initial EMD units to complete production in 2025. During the first half of 2025, we initiated final assembly operations at our new facility at Mid-America St. Louis Airport in Mascoutah, Illinois, and began ground-based flight testing. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract was a $860 fixed-price contract and included five aircraft and seven simulators. The five EMD aircraft were delivered as of December 31, 2024, and the flight testing is ongoing. In January 2025, the USAF announced an updated acquisition approach for the T-7A Red Hawk that allows the Company to provide a production-ready configuration to the customer prior to low-rate initial production, which better supports the operational needs of the customer and reduces future production risk. In June 2025, the customer ordered four production representative test vehicles. The production portion of the contract now includes production lots for 342 T-7A Red Hawk aircraft and related services that we believe are probable of being exercised. During 2024, we increased the reach-forward loss on the T-7A Red Hawk program by $1,770. At June 30, 2025, we had approximately $266 of capitalized precontract costs and $742 of potential termination liabilities to suppliers related to certain long-lead items for future production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
The National Aeronautics and Space Administration has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station. During 2024, we increased the reach-forward loss by $523. We are continuing to work toward crew certification and resolve the propulsion system anomalies. At June 30, 2025, we had approximately $404 of capitalized precontract costs and $144 of potential termination liabilities to suppliers related to unauthorized future missions. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	June 30 2025	December 31 2024	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Contingent repurchase commitments	$194	$295	$194	$295
Credit guarantees	15	15			$14	$14
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

Note 13 – Postretirement Plans
The components of net periodic benefit cost/(income) were as follows:

	Six months ended June 30		Three months ended June 30
Pension Plans	2025	2024	2025	2024
Service cost	$4	$3	$3	$1
Interest cost	1,338	1,318	669	659
Expected return on plan assets	(1,539)	(1,656)	(770)	(827)
Amortization of prior service credits	(37)	(41)	(18)	(21)
Recognized net actuarial loss	153	134	77	67
Net periodic benefit income	($81)	($242)	($39)	($121)

Net periodic benefit cost included in Earnings/(loss) from operations	$4	$3	$3	$1
Net periodic benefit income included in Other income, net	(85)	(245)	(42)	(122)
Net periodic benefit income included in Loss before income taxes	($81)	($242)	($39)	($121)

	Six months ended June 30		Three months ended June 30
Other Postretirement Plans	2025	2024	2025	2024
Service cost	$25	$25	$12	$13
Interest cost	68	62	34	31
Expected return on plan assets	(6)	(6)	(3)	(4)
Amortization of prior service credits		(5)		(2)
Recognized net actuarial gain	(71)	(88)	(35)	(44)
Net periodic benefit cost/(income)	$16	($12)	$8	($6)

Net periodic benefit cost included in Earnings/(loss) from operations	$25	$23	$12	$12
Net periodic benefit income included in Other income, net	(9)	(37)	(4)	(19)
Net periodic benefit cost/(income) included in Loss before income taxes	$16	($14)	$8	($7)

Note 14 – Share-Based Compensation and Other Compensation Arrangements
Stock Options
On February 19, 2025, we granted 366,869 premium-priced stock options to our executive officers as part of our long-term incentive program. These stock options have an exercise price equal to 120.0% of the fair market value of our stock on the date of grant. The stock options are scheduled to vest and become exercisable three years after the grant date and expire ten years after the grant date. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock options depending on certain age and service conditions. The fair value of the stock options granted was $79.53 per unit and was estimated using a Monte-Carlo simulation model using the following assumptions: expected life seven years, expected volatility 39.0%, risk free interest rate 4.5% and no expected dividend yield.
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
Dividends are cumulative at an annual rate of 6.00% on the liquidation preference of $1,000.00 per share of Mandatory convertible preferred stock and may be paid in cash, shares of our common stock or a combination of cash and shares of our common stock. Dividends that are declared will be payable on January 15, April 15, July 15 and October 15 to holders of record on the January 1, April 1, July 1, and October 1 immediately preceding the relevant dividend payment date. Dividends paid on Mandatory convertible preferred stock were $158 and $86 for the six and three months ended June 30, 2025. In June 2025, dividends of $86 were declared to holders of record as of July 1, 2025, representing $15.00 per share, and were paid in cash on July 15, 2025.
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

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the six and three months ended June 30, 2025 and 2024, were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits	Total (1)
Balance at January 1, 2024	($134)	$2	$12	($10,185)	($10,305)
Other comprehensive loss before reclassifications	(24)		(76)	(13)	(113)
Amounts reclassified from AOCI			26		26
Net current period Other comprehensive loss	(24)		(50)	(13)	(87)
Balance at June 30, 2024	($158)	$2	($38)	($10,198)	($10,392)

Balance at January 1, 2025	($178)	$2	($211)	($10,528)	($10,915)
Other comprehensive income/(loss) before reclassifications	108		206	(2)	312
Amounts reclassified from AOCI			28	36	64
Net current period Other comprehensive income	108		234	34	376
Balance at June 30, 2025	($70)	$2	$23	($10,494)	($10,539)

Balance at March 31, 2024	($169)	$2	($46)	($10,199)	($10,412)
Other comprehensive income/(loss) before reclassifications	11		(11)	1	1
Amounts reclassified from AOCI			19		19
Net current period Other comprehensive income	11		8	1	20
Balance at June 30, 2024	($158)	$2	($38)	($10,198)	($10,392)

Balance at March 31, 2025	($132)	$2	($125)	($10,505)	($10,760)
Other comprehensive income/(loss) before reclassifications	62		138	(2)	198
Amounts reclassified from AOCI			10	13	23
Net current period Other comprehensive income	62		148	11	221
Balance at June 30, 2025	($70)	$2	$23	($10,494)	($10,539)
(1)     Net of tax.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	June 30 2025	December 31 2024	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	$4,797	$5,139	$153	$23	($48)	($213)
Commodity contracts	478	388	61	65	(8)	(12)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	225	103	8	1	(9)	(17)
Commodity contracts	61	129
Total derivatives	$5,561	$5,759	$222	$89	($65)	($242)
Netting arrangements			(39)	(24)	39	24
Net recorded balance			$183	$65	($26)	($218)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income/(loss), net of tax are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Recognized in Other comprehensive income/(loss), net of tax:
Foreign exchange contracts	$201	($75)	$134	($18)
Commodity contracts	5	(1)	4	7
(Losses)/gains associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Foreign exchange contracts
Costs and expenses	($12)	($12)	($8)	($5)
General and administrative expense	(9)	(13)	1	(9)
Commodity contracts
Costs and expenses	($18)	($12)	($7)	($12)
General and administrative expense	3	3	1	1

Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the six and three months ended June 30, 2025 and 2024.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $8 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facilities, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at June 30, 2025 was $4. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At June 30, 2025, there was no collateral posted related to our derivatives.
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

	June 30, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$1,974	$1,974		$6,475	$6,475
Available-for-sale debt investments:
Commercial paper	164		$164	165		$165
Corporate notes	342		342	335		335
U.S. government agencies	17		17	17		17
Other equity investments	10	10		9	9
Derivatives	183		183	65		65
Total assets	$2,690	$1,984	$706	$7,066	$6,484	$582
Liabilities
Derivatives	($26)		($26)	($218)		($218)
Total liabilities	($26)		($26)	($218)		($218)
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

Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the six months ended June 30 due to long-lived asset impairment and the fair value of the related assets as of the impairment date:

	2025		2024
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($28)		($17)
Other assets	$5	(2)		(3)
Property, plant and equipment				(9)
Operating lease equipment			$15	(5)
Total	$5	($30)	$15	($34)
Level 3 Investments and Other assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. Level 2 Property, plant and equipment were valued based on a third-party valuation using a combination of income and market approaches and adjusted for as-is condition. These approaches are considered estimates of net operating income, capitalization rates, and/or comparable property sales. Level 3 operating lease equipment were valued by calculating a median collateral value from a consistent group of third-party aircraft value publications. The values provided by the third-party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third-party publications, or on the expected net sales price for the aircraft.
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	June 30, 2025
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$1,040	$1,063		$1,055	$8
Liabilities
Debt, excluding finance lease obligations	(53,143)	(52,015)		(52,015)

	December 31, 2024
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$940	$953		$941	$12
Liabilities
Debt, excluding finance lease obligations	(53,625)	(51,089)		(51,089)
The fair value of Notes receivable classified as Level 2 is estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of Notes receivable classified as Level 3 is based on our best estimate using available counterparty financial data. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at June 30, 2025 and December 31, 2024. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

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
Multiple legal actions, investigations and inquiries were initiated concerning the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. While many of these legal actions and investigations have been resolved, others are still pending, including a number of civil lawsuits and claims brought by family members of those who died in the accidents. In addition, a motion to certify a class of plaintiffs is pending before the U.S. District Court for the Northern District of Illinois in a federal securities class action arising out of the accidents and the subsequent grounding of the 737 MAX. Furthermore, on January 7, 2021, we entered into a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice (the Department) relating to the Department’s investigation into us regarding the evaluation of the 737 MAX by the Federal Aviation Administration (the Investigation). Among other obligations, the DPA included a three-year reporting period, which ended in January 2024.
On May 14, 2024, the Department notified us of its determination that we did not fulfill our obligations under the DPA and that the Department would not move to dismiss the case. On May 29, 2025, Boeing and the Department reached agreement on the terms of a resolution in the form of a non-prosecution agreement, and the following day the Department filed a motion with the U.S. District Court for the Northern District of Texas (the Court) to dismiss the criminal information. Certain family members' representatives have opposed the dismissal, and a hearing to consider the Department's motion has been scheduled with the Court for September 3, 2025. Under the terms of the non-prosecution agreement, Boeing will pay a fine of $244; commit to invest at least $455 in compliance, quality and safety programs over a three-year period; and retain an independent compliance consultant. In addition, Boeing will provide $445 of additional compensation for the family members of those who died in the accidents. We have established escrow accounts for the $244 fine and $445 compensation fund for family members which will be disbursed if the Court dismisses the criminal information. The $445 of additional compensation was accrued for and expensed in the second quarter of 2025 while the $244 fine was accrued for and expensed in 2024.
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
Note 19 – Segment and Revenue Information
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
The primary profitability measurement used by our chief operating decision maker to review segment operating results is Segment operating earnings/(loss). The following tables reconcile segment Revenues to Segment operating earnings/(loss):

	BCA		BDS		BGS
For the six months ended June 30,	2025	2024	2025	2024	2025	2024
Revenues	$19,021	$10,656	$12,915	$12,971	$10,344	$9,934
Less:
Research and development expense, net	1,092	1,073	420	494	59	67
Other segment items(1)	19,023	11,441	12,230	13,239	8,293	8,081
Segment operating earnings/(loss)	($1,094)	($1,858)	$265	($762)	$1,992	$1,786

For the three months ended June 30,	2025	2024	2025	2024	2025	2024
Revenues	$10,874	$6,003	$6,617	$6,021	$5,281	$4,889
Less:
Research and development expense, net	558	555	221	259	30	41
Other segment items(1)	10,873	6,163	6,286	6,675	4,202	3,978
Segment operating (loss)/earnings	($557)	($715)	$110	($913)	$1,049	$870
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

BCA revenues by customer location consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Revenue from contracts with customers:
Europe	$1,498	$1,547	$990	$777
Asia	5,379	4,393	2,422	2,280
Middle East	1,760	1,174	1,277	406
Other non-U.S.	1,188	754	799	344
Total non-U.S. revenues	9,825	7,868	5,488	3,807
United States	9,144	3,158	5,361	2,173
Estimated potential concessions and other considerations to 737 MAX customers, net of insurance recoveries	5	(443)	5
Total revenues from contracts with customers	18,974	10,583	10,854	5,980
Intersegment revenues eliminated on consolidation	47	73	20	23
Total segment revenues	$19,021	$10,656	$10,874	$6,003

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	100%	99%	100%	99%
BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Revenue from contracts with customers:
U.S. customers	$10,160	$9,963	$5,227	$4,519
Non-U.S. customers(1)	2,755	3,008	1,390	1,502
Total segment revenue from contracts with customers	$12,915	$12,971	$6,617	$6,021

Revenue recognized over time	100%	99%	100%	99%

Revenue recognized on fixed-price contracts	58%	55%	58%	52%

Revenue from the U.S. government(1)	92%	90%	92%	89%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consisted of the following:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Revenue from contracts with customers:
Commercial	$5,967	$5,900	$2,996	$2,900
Government	4,168	3,829	2,172	1,895
Total revenues from contracts with customers	10,135	9,729	5,168	4,795
Intersegment revenues eliminated on consolidation	209	205	113	94
Total segment revenues	$10,344	$9,934	$5,281	$4,889

Revenue recognized at a point in time	53%	53%	52%	53%

Revenue recognized on fixed-price contracts	86%	87%	86%	87%

Revenue from the U.S. government(1)	30%	28%	31%	27%
(1)Includes revenues earned from foreign military sales through the U.S. government.
Earnings in Equity Method Investments
During the six and three months ended June 30, 2025, our share of income from equity method investments was $30 and $34, compared to $90 and $18 during the same periods in 2024. The income in 2025 was primarily driven by investments held at our BDS segment and in Unallocated items, eliminations, and other. The income in 2024 was primarily driven by investments held at our BDS segment.
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
Our backlog at June 30, 2025 was $618,538. We expect approximately 21% to be converted to revenue through 2026 and approximately 64% through 2029, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Share-based plans	($51)	$53	($21)	$43
Deferred compensation	(80)	(49)	(85)	(19)
Amortization of previously capitalized interest	(42)	(46)	(21)	(23)
Research and development expense, net	(183)	(188)	(101)	(99)
Eliminations and other unallocated items	(1,041)	(716)	(807)	(536)
Unallocated items, eliminations and other	($1,397)	($946)	($1,035)	($634)
Eliminations and other unallocated items expense for the six and three months ended June 30, 2025 and 2024, includes earnings charges of $445 and $244 related to agreements with the U.S. Department of Justice. For additional discussion, see Note 18.
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

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Pension FAS/CAS service cost adjustment	$390	$460	$197	$230
Postretirement FAS/CAS service cost adjustment	129	144	60	72
FAS/CAS service cost adjustment	$519	$604	$257	$302
Assets
Segment assets are summarized in the table below:

	June 30 2025	December 31 2024
Commercial Airplanes	$84,326	$84,177
Defense, Space & Security	16,310	15,350
Global Services	17,164	16,704
Unallocated items, eliminations and other	37,320	40,132
Total	$155,120	$156,363
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the three principal business segments and intercompany eliminations.

Capital Expenditures

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Commercial Airplanes	$243	$226	$137	$124
Defense, Space & Security	113	135	59	67
Global Services	69	71	43	36
Unallocated items, eliminations and other	676	539	188	177
Total	$1,101	$971	$427	$404
Capital expenditures for Unallocated items, eliminations and other relate primarily to assets managed centrally on behalf of the three principal business segments.
Depreciation and Amortization

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Commercial Airplanes	$212	$195	$111	$96
Defense, Space & Security	103	96	53	49
Global Services	146	152	73	75
Centrally Managed Assets (1)	465	440	223	221
Total	$926	$883	$460	$441
(1)Amounts shown in the table represent depreciation and amortization expense recorded by the individual business segments. Depreciation and amortization for centrally managed assets are allocated to business segments based on usage and occupancy. During the six months ended June 30, 2025, $351 was allocated to the primary business segments, of which $172, $140, and $39 was allocated to BCA, BDS and BGS, respectively. During the six months ended June 30, 2024, $342 was allocated to the primary business segments, of which $166, $138, and $38 was allocated to BCA, BDS and BGS, respectively. During the three months ended June 30, 2025, $182 was allocated to the primary business segments, of which $90, $72, and $20 was allocated to BCA, BDS and BGS, respectively. During the three months ended June 30, 2024, $179 was allocated to the primary business segments, of which $86, $73, and $20 was allocated to BCA, BDS and BGS, respectively.
Note 20 – Subsequent Events
On July 27, 2025 members of The International Association of Machinists and Aerospace Workers District 837 (Missouri) (IAM 837) rejected our contract offer and authorized a work stoppage as early as August 4, 2025. Their contract expired on July 27, 2025. If we are unable to reach agreement with IAM 837 members and avoid a work stoppage, our operations will be disrupted, particularly in our BDS and BGS Government businesses, and our financial position, results of operations and cash flows will be adversely impacted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2025, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2025 and 2024, and of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 29, 2025

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
On November 4, 2024, the International Association of Machinists and Aerospace Workers District 751 (IAM 751) voted to ratify a new contract, thereby ending the work stoppage initiated on September 13, 2024, which paused production of certain commercial aircraft models (737, 767, 777 and 777X aircraft) as well as production of commercial derivative aircraft for our Defense, Space & Security business (KC-46A Tanker and P-8A Poseidon). Production for all programs resumed in December 2024 and gradually ramped up during the first half of 2025.
Consolidated Results of Operations and Financial Condition
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Revenues	$42,245	$33,435	$22,749	$16,866

GAAP
Earnings/(loss) from operations	$285	($1,176)	($176)	($1,090)
Operating margins	0.7%	(3.5)%	(0.8)%	(6.5)%
Effective income tax rate	(32.6)%	5.2%	(9.1)%	5.0%
Net loss attributable to Boeing shareholders	($648)	($1,782)	($611)	($1,439)
Diluted loss per share	($1.09)	($2.90)	($0.92)	($2.33)

Non-GAAP (1)
Core operating loss	($234)	($1,780)	($433)	($1,392)
Core operating margins	(0.6)%	(5.3)%	(1.9)%	(8.3)%
Core loss per share	($1.73)	($4.04)	($1.24)	($2.90)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 53-54 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Commercial Airplanes	$19,021	$10,656	$10,874	$6,003
Defense, Space & Security	12,915	12,971	6,617	6,021
Global Services	10,344	9,934	5,281	4,889
Unallocated items, eliminations and other	(35)	(126)	(23)	(47)
Total	$42,245	$33,435	$22,749	$16,866
Revenues for the six months ended June 30, 2025, increased by $8,810 million compared with the same period in 2024 primarily driven by higher revenues at Commercial Airplanes (BCA). BCA revenues increased by $8,365 million primarily due to higher deliveries.
Revenues for the three months ended June 30, 2025, increased by $5,883 million compared with the same period in 2024 primarily driven by higher revenues at BCA. BCA revenues increased by $4,871 million primarily due to higher deliveries.
Earnings/(loss) from Operations
The following table summarizes Earnings/(loss) from operations:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Commercial Airplanes	($1,094)	($1,858)	($557)	($715)
Defense, Space & Security	265	(762)	110	(913)
Global Services	1,992	1,786	1,049	870
Segment operating earnings/(loss)	1,163	(834)	602	(758)
Unallocated items, eliminations and other	(1,397)	(946)	(1,035)	(634)
Pension FAS/CAS service cost adjustment	390	460	197	230
Postretirement FAS/CAS service cost adjustment	129	144	60	72
Earnings/(loss) from operations (GAAP)	$285	($1,176)	($176)	($1,090)
FAS/CAS service cost adjustment *	(519)	(604)	(257)	(302)
Core operating loss (Non-GAAP) **	($234)	($1,780)	($433)	($1,392)
*    The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating earnings/(loss) is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 53-54.
Earnings from operations for the six months ended June 30, 2025, was $285 million compared to loss from operations of $1,176 million during the same period in 2024. The $1,461 million increase in earnings is primarily driven by Defense, Space & Security (BDS) ($1,027 million) and BCA ($764 million), partially offset by an increase in Loss from operations on Unallocated items, eliminations and other ($451 million).
Loss from operations for the three months ended June 30, 2025, decreased by $914 million compared with the same period in 2024. The decrease in loss is primarily driven by BDS ($1,023 million), partially offset by an increase in Loss from operations on Unallocated items, eliminations and other ($401 million).

Core operating loss for the six and three months ended June 30, 2025, decreased by $1,546 million and $959 million compared with the same periods in 2024, primarily due to favorable changes in Segment operating earnings/(loss) as described above.
For information related to Postretirement Plans, see Note 13 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other (expense)/income are shown in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Share-based plans	($51)	$53	($21)	$43
Deferred compensation	(80)	(49)	(85)	(19)
Amortization of previously capitalized interest	(42)	(46)	(21)	(23)
Research and development expense, net	(183)	(188)	(101)	(99)
Eliminations and other unallocated items	(1,041)	(716)	(807)	(536)
Unallocated items, eliminations and other	($1,397)	($946)	($1,035)	($634)
Share-based plans expense for the six and three months ended June 30, 2025, was $51 million and $21 million compared to share-based plans income of $53 million and $43 million for the same periods in 2024. The increase in share-based plans expense for the six and three months ended June 30, 2025 compared with the same period in 2024 was primarily due to the timing of corporate allocations.
Deferred compensation expense for the six months ended June 30, 2025, increased by $31 million compared with the same period in 2024 primarily driven by changes in our stock price. Deferred compensation expense for the three months ended June 30, 2025 increased by $66 million compared with the same period in 2024 primarily driven by changes in broad stock market conditions.
Research and development expense was largely unchanged during the six and three months ended June 30, 2025, compared with the same periods in 2024.
Eliminations and other unallocated items expense for the six and three months ended June 30, 2025 increased by $325 million and $271 million compared with the same periods in 2024. Eliminations and other unallocated items expense for the six and three months ended June 30, 2025 and 2024, includes earnings charges of $445 million and $244 million related to agreements with the U.S. Department of Justice. For additional discussion, see Note 18 to our Condensed Consolidated Financial Statements.

Other Earnings Items

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Earnings/(loss) from operations	$285	($1,176)	($176)	($1,090)
Other income, net	648	525	325	248
Interest and debt expense	(1,418)	(1,242)	(710)	(673)
Loss before income taxes	(485)	(1,893)	(561)	(1,515)
Income tax (expense)/benefit	(158)	99	(51)	76
Net loss	(643)	(1,794)	(612)	(1,439)
Less: net earnings/(loss) attributable to noncontrolling interest	5	(12)	(1)
Net loss attributable to Boeing shareholders	($648)	($1,782)	($611)	($1,439)
Other income, net for the six and three months ended June 30, 2025, increased by $123 million and $77 million compared with the same periods in 2024, primarily due to an increase in interest income on short-term investments and dividend income, partially offset by lower non-operating pension income. For information on changes related to non-operating pension and postretirement expenses, see Note 13 to our Condensed Consolidated Financial Statements.
Interest and debt expense for the six and three months ended June 30, 2025, increased by $176 million and $37 million compared with the same periods in the prior year primarily as a result of higher average debt balances.
For a discussion related to Income Taxes, see Note 5 to our Condensed Consolidated Financial Statements.
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
The following table summarizes cost of sales:

(Dollars in millions)	Six months ended June 30			Three months ended June 30
	2025	2024	Change	2025	2024	Change
Cost of sales	$37,393	$30,330	$7,063	$20,314	$15,637	$4,677
Cost of sales as a % of Revenues	88.5%	90.7%	(2.2)%	89.3%	92.7%	(3.4)%
Cost of sales for the six months ended June 30, 2025, increased by $7,063 million, or 23%, compared with the same period in 2024, primarily due to higher revenues at BCA. Cost of sales as a percentage of Revenues decreased during the six months ended June 30, 2025, compared with the same period in 2024, primarily due to lower charges on BDS fixed-price development programs and the absence of 737-9 customer considerations at BCA, partially offset by lower program margins at BCA.

Cost of sales for the three months ended June 30, 2025, increased by $4,677 million, or 30%, compared with the same period in 2024, primarily due to higher revenues at BCA. Cost of sales as a percentage of Revenues decreased during the three months ended June 30, 2025, compared with the same period in 2024 primarily due to lower charges on BDS fixed-price development programs, partially offset by lower program margins at BCA.
Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Commercial Airplanes	$1,092	$1,073	$558	$555
Defense, Space & Security	420	494	221	259
Global Services	59	67	30	41
Other	183	188	101	99
Total	$1,754	$1,822	$910	$954
Research and development expense decreased by $68 million and $44 million during the six and three months ended June 30, 2025, compared to the same periods in 2024. The decrease in expense was primarily due to lower spending at BDS.
Backlog

(Dollars in millions)	June 30 2025	December 31 2024
Commercial Airplanes	$522,197	$435,175
Defense, Space & Security	73,957	64,023
Global Services	21,939	21,403
Unallocated items, eliminations and other	445	735
Total Backlog	$618,538	$521,336

Contractual backlog	$583,747	$498,802
Unobligated backlog	34,791	22,534
Total Backlog	$618,538	$521,336
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog of $84,945 million during the six months ended June 30, 2025, was primarily due to an $87,022 million increase in BCA backlog. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase of $12,257 million in unobligated backlog during the six months ended June 30, 2025 was due to an increase in BDS backlog.

Additional Considerations
U.S. Government Funding Considerable uncertainty exists regarding how future U.S. government budget and program decisions will unfold, including the spending priorities of the Administration and Congress.
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
Global Trade The global trade landscape is currently highly volatile. Various countries have announced plans for and/or have implemented new or modified tariffs.
In the first quarter of 2025, the United States imposed modified tariffs on aluminum and steel imports and additional tariffs on goods from China. In addition, the United States imposed tariffs on goods imported from Canada and Mexico that are not compliant with the United States-Mexico-Canada Agreement (USMCA). We believe that the majority of our imports from Canada and Mexico are compliant with the provisions of the USMCA.
During the second quarter of 2025, the United States adjusted various tariff rates, including on aluminum and steel imports, and announced broad reciprocal tariffs on imports from all countries. In May 2025, the U.S. and China reduced the reciprocal tariffs on each other's imports until August 12, 2025, while trade negotiations continue. On May 8, 2025, the United States and the United Kingdom announced a bilateral trade agreement. That agreement became effective June 30, 2025, in the United States and recognizes tariff-free trade of products within the scope of the World Trade Organization Agreement on Trade in Civil Aircraft.
As of June 30, 2025, a 10% baseline reciprocal tariff was in place for all countries. In July 2025, the pause on previously announced reciprocal tariffs at rates higher than 10% for specific countries was extended until August 1, 2025, while bilateral trade negotiations take place with various United States trading partners. The United States has asserted that reciprocal tariff rates for many trade partners could increase from the 10% baseline tariff on August 1, 2025, unless agreements are reached.
Collectively, these tariffs and any retaliatory actions taken by countries in response to the United States tariffs could have a material impact on our financial position, results of operations and/or cash flows. Our second quarter results reflect our best estimate of the impacts of the tariffs enacted as of June 30, 2025, and certain potential mitigating actions.
We seek to comply with all U.S. and other government import requirements, export control requirements and sanctions. We continually monitor the global trade environment for new and/or changing tariffs, retaliatory actions, trade agreements, export restrictions, sanctions or other restrictions that may impact us or our supply chain or customers, and work to mitigate impacts to our business.
The current state of U.S.-China relations remains an ongoing watch item. China is a significant market for commercial aircraft and we have long-standing relationships with our Chinese customers. After pausing deliveries in April 2025, China resumed accepting deliveries in June 2025. Overall, the U.S.-China trade relationship is challenged due to tariffs, export restrictions and related supply chain constraints, and other economic and national security concerns.

Supply Chain We and our suppliers are experiencing inflationary pressures, as well as supply chain disruptions as a result of global supply chain constraints and labor instability. Our supply chain is also being impacted by the tariffs and export restrictions discussed above. Certain of our suppliers are also experiencing financial difficulties. We continue to monitor the health and stability of the supply chain. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows. During 2024, we recorded a reach-forward loss of $1,770 million on the T-7A Red Hawk program that was primarily driven by projected increases in supplier cost estimates. In addition, we recorded losses on the KC-46A Tanker and Commercial Crew programs during 2024 that were partially attributable to higher supplier costs.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Revenues	$19,021	$10,656	$10,874	$6,003
Loss from operations	($1,094)	($1,858)	($557)	($715)
Operating margins	(5.8)%	(17.4)%	(5.1)%	(11.9)%
Revenues
BCA revenues increased by $8,365 million for the six months ended June 30, 2025, compared with the same period in 2024 primarily due to higher deliveries across all programs and the absence of 737-9 customer considerations. BCA revenues increased by $4,871 million for the three months ended June 30, 2025, compared with the same period in 2024 primarily due to higher deliveries across all programs.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	767	*	777	787	Total
Deliveries during the first six months of 2025	209	(3)	14	(7)	20	37	280
Deliveries during the first six months of 2024	137	(2)	9	(5)	7	22	175
Deliveries during the second quarter of 2025	104	(2)	9	(4)	13	24	150
Deliveries during the second quarter of 2024	70	(1)	6	(3)	7	9	92
Cumulative deliveries as of 6/30/2025	9,002		1,335		1,761	1,198
Cumulative deliveries as of 12/31/2024	8,793		1,321		1,741	1,161
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $1,094 million for the six months ended June 30, 2025, compared with $1,858 million in the same period in 2024 reflecting higher deliveries, the absence of 737-9 customer considerations and lower abnormal costs partially offset by lower program margins. BCA loss from operations was $557 million for the three months ended June 30, 2025, compared with $715 million in the same period in 2024 reflecting higher deliveries and lower period expenses, partially offset by lower program margins.
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

BCA total backlog increased from $435,175 million as of December 31, 2024, to $522,197 million at June 30, 2025, reflecting new orders in excess of deliveries and a decrease in the value of existing orders that, in our assessment, do not meet the accounting requirements of ASC 606 for inclusion in backlog, partially offset by cancellations. Aircraft order cancellations during the six months ended June 30, 2025, totaled $2,649 million and primarily relate to 737 aircraft. Net ASC 606 adjustments during the six months ended June 30, 2025, totaled $12,431 million and primarily relate to 777X aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Program
As of 6/30/2025	737		767	777	777X	787	†
Program accounting quantities	12,000		1,263	1,825	500	1,800
Undelivered units under firm orders	4,372	*	95	59	486	941	(5)
Cumulative firm orders	13,374		1,430	1,820	486	2,139

As of 12/31/2024	737		767	777	777X	787	†
Program accounting quantities	11,600		1,263	1,822	500	1,800
Undelivered units under firm orders	4,303	*	109	68	358	719	(8)
Cumulative firm orders	13,096		1,430	1,809	358	1,880
† Customer financing aircraft orders are identified in parentheses.
*Approximate undelivered orders by minor model for June 30, 2025 and December 31, 2024: 737-7 (7%), 737-8 (63%), 737-9 (5%) and 737-10 (25%).
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
We increased the accounting quantity by 400 units during the six months ended June 30, 2025 due to the program's normal progress of obtaining additional orders and delivering airplanes. We gradually increased the production rate to 38 per month during the first half of 2025 operating within our safety and quality plan. As of June 30, 2025, we had approximately 20 737-8 aircraft in inventory for customers in

China that were produced prior to 2023. We are scheduled to deliver these aircraft in 2025. It is currently unclear whether the trade tensions between the U.S. and China will impact future deliveries to China.
We are continuing to work through the certification process of the 737-7 and 737-10 models, which have been delayed, while we continue to work through the engineering solution for the engine anti-ice system. We now expect certification to occur in 2026. As of June 30, 2025, we had approximately 35 737-7 and 737-10 aircraft in inventory. We are following the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
If we are unable to deliver aircraft and/or increase future production rates, or certify the 737-7 and 737-10 models consistent with our assumptions, our financial position, results of operations and cash flows will be adversely affected.
See further discussion of the 737 MAX in Note 7 and Note 11 to our Condensed Consolidated Financial Statements.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. We are currently targeting a production rate of approximately three aircraft per month. We expect to complete production of the 767 commercial program by 2027. This program has break-even gross margins.
See further discussion of the KC-46A Tanker program in Note 11 to our Condensed Consolidated Financial Statements.
777 and 777X Programs The accounting quantity for the 777 program extends through year-end 2027. We increased the accounting quantity by three units during the six months ended June 30, 2025, because we now expect to produce an additional three units in that timeframe. We are currently targeting a combined production rate of four per month for the 777/777X programs.
In July 2024, we obtained approval from the FAA to begin the first phase of FAA certification flight testing. The first phase of flight testing was paused starting in August 2024 and resumed in January 2025. During the first six months of 2025, we obtained approval from the FAA to begin additional phases of certification flight testing.
We continue to anticipate first delivery of the 777-9 to occur in 2026 and the 777-8 Freighter to occur in 2028. First delivery of the 777-8 passenger aircraft is not expected to occur before 2030. We are following the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
The 777X program had break-even gross margins at June 30, 2025. The level of profitability on the 777X program will be subject to several factors. These factors include aircraft certification requirements and timing, change incorporation on completed aircraft, production disruption due to labor instability and supply chain disruption, customer considerations, delivery timing and negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and any change in the accounting quantity. One or more of these factors could result in reach-forward losses in future periods.
787 Program During the second quarter of 2025, the program began increasing the production rate to seven per month. We are continuing to monitor supply chain health and factory performance as we work to increase production rates. As of June 30, 2025, we had approximately 15 aircraft in inventory, including three aircraft for customers in China, that were produced prior to 2023 and required rework. In February 2025, we completed the rework of the last aircraft and expect to deliver the majority of these aircraft in 2025. It is currently unclear whether the trade tensions between the U.S. and China will impact future deliveries to China.
Additional Considerations
On June 30, 2024, we entered into an agreement to acquire Spirit. See Note 2 to our Condensed Consolidated Financial Statements.

Defense, Space & Security
Overview
In May 2025, the U.S. government released the President's budget request for fiscal year 2026 (FY26), which requested $848 billion in funding for the U.S. Department of Defense (U.S. DoD) and $19 billion for the National Aeronautics and Space Administration (NASA). The corresponding FY25 appropriated levels are $856 billion for U.S. DoD and $25 billion for NASA.
In July 2025, the One Big Beautiful Bill Act appropriated an additional $156 billion for national defense priorities and an additional $10 billion for NASA programs over the next several years.
There is ongoing uncertainty with respect to final program-level spending for the U.S. DoD, NASA and other government agencies for FY26 and beyond. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our financial position, results of operations and/or cash flows.
The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At June 30, 2025, 22% of BDS backlog was attributable to non-U.S. customers.
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Revenues	$12,915	$12,971	$6,617	$6,021
Earnings/(loss) from operations	$265	($762)	$110	($913)
Operating margins	2.1%	(5.9)%	1.7%	(15.2)%
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

Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
F/A-18 Models	9	4	4	3
F-15 Models	4	7	3	6
CH-47 Chinook (New)	1	2		1
CH-47 Chinook (Renewed)	7	5	5	4
AH-64 Apache (New)	6	3	2	3
AH-64 Apache (Remanufactured)	21	13	10	7
MH-139 Grey Wolf	5		4
P-8 Models	2	3	1	2
KC-46 Tanker	5	5	5	2
Commercial Satellites	2		2
Total	62	42	36	28
Revenues
BDS revenues for the six months ended June 30, 2025, decreased by $56 million compared with the same period in 2024. The decrease is primarily due to lower volume on certain programs including P-8, Ground-based Midcourse Defense and E-7, as well as the absence of a favorable MQ-25 contract modification that was awarded during the first quarter of 2024. The decrease in revenue was largely offset by $608 million of lower net unfavorable cumulative contract catch-up adjustments compared to the prior year comparable period.
BDS revenues for the three months ended June 30, 2025, increased by $596 million compared with the same period in 2024. The increase reflects lower net unfavorable cumulative contract catch-up adjustments on major fixed-price development programs. Unfavorable cumulative contract catch-up adjustments were $538 million lower than the prior year comparable period.
Earnings/(Loss) From Operations
BDS earnings from operations for the six months ended June 30, 2025, was $265 million, compared with loss from operations of $762 million in the same period in 2024. The increase in earnings is primarily due to lower net unfavorable cumulative catch-up adjustments of $1,352 million compared to the prior year comparable period. The lower net unfavorable cumulative contract catch-up adjustments were partially offset by lower volume. During the six months ended June 30, 2024, losses incurred on the five major fixed-price development programs totaled $1,266 million.
BDS earnings from operations was $110 million for the three months ended June 30, 2025, compared with loss from operations of $913 million in the same period in 2024. The year over year increase in earnings reflects a decrease in net unfavorable cumulative contract catch-up adjustments which were $1,139 million lower than the comparable period in the prior year. During the second quarter of 2024, losses incurred on the five major fixed-price development programs totaled $1,044 million.
See further discussion of fixed-price contracts in Note 11 to our Condensed Consolidated Financial Statements.
BDS earnings/(loss) from operations includes our share of earnings from equity method investments of $20 million and $14 million for the six and three months ended June 30, 2025, compared with $95 million and $20 million for the same periods in 2024.

Backlog
BDS backlog was $73,957 million at June 30, 2025 compared with $64,023 million as of December 31, 2024. The increase reflects the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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
Global Services
Results of Operations

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Revenues	$10,344	$9,934	$5,281	$4,889
Earnings from operations	$1,992	$1,786	$1,049	$870
Operating margins	19.3%	18.0%	19.9%	17.8%
Revenues
BGS revenues for the six months ended June 30, 2025 increased by $410 million compared with the same period in 2024, primarily due to higher government services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2025 was $51 million lower than the prior year comparable period.
BGS revenues for the three months ended June 30, 2025 increased by $392 million compared with the same period in 2024, primarily due to higher government services revenue. The net favorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2025 was $43 million higher than the net unfavorable impact in the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the six months ended June 30, 2025 increased by $206 million compared with the same period in 2024, due to higher government and commercial services revenue and a 2025 gain on asset disposition. The net unfavorable impact of cumulative contract catch-up adjustments for the six months ended June 30, 2025 was $17 million lower than the prior year comparable period.

BGS earnings from operations for the three months ended June 30, 2025 increased by $179 million compared with the same period in 2024, primarily due to higher commercial services earnings including a 2025 gain on asset disposition. The net unfavorable impact of cumulative contract catch-up adjustments for the three months ended June 30, 2025 was $15 million lower than the prior year comparable period.
Backlog
BGS total backlog increased from $21,403 million at December 31, 2024 to $21,939 million at June 30, 2025, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior years.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Six months ended June 30
	2025	2024
Net loss	($643)	($1,794)
Non-cash items	2,101	2,039
Changes in assets and liabilities	(2,847)	(7,530)
Net cash used by operating activities	(1,389)	(7,285)
Net cash used by investing activities	(3,946)	(26)
Net cash (used)/provided by financing activities	(725)	5,538
Effect of exchange rate changes on cash and cash equivalents	34	(25)
Net decrease in cash & cash equivalents, including restricted	(6,026)	(1,798)
Cash & cash equivalents, including restricted, at beginning of year	13,822	12,713
Cash & cash equivalents, including restricted, at end of period	$7,796	$10,915
Operating Activities Net cash used by operating activities was $1.4 billion during the six months ended June 30, 2025, compared with $7.3 billion during the same period in 2024. The $5.9 billion decrease in net cash used by operating activities was primarily driven by higher commercial airplane deliveries, lower customer considerations and working capital improvements.
Changes in assets and liabilities during the six months ended June 30, 2025, improved by $4.7 billion compared with the same period in 2024, primarily driven by favorable changes in Inventories ($5.6 billion) and Unbilled receivables ($0.4 billion), partially offset by unfavorable changes in Advances and progress billings ($2.5 billion). The change in Inventories was primarily driven by higher deliveries on our commercial airplane programs during the six months ended June 30, 2025 as compared to the same period in 2024. The change in Unbilled receivables during the six months ended June 30, 2025 was primarily driven by a decrease in revenue recognized in excess of billings at BDS compared to the same period in 2024. The change in Advances and progress billings during the six months ended June 30, 2025 compared to the same period in 2024 was primarily driven by increased commercial airplane deliveries and revenue recognized at BDS, partially offset by higher advances on commercial airplane orders. Concessions paid to 737 MAX customers totaled $0.1 billion and $0.7 billion for the six months ended June 30, 2025 and 2024.
Payables to suppliers who elected to participate in supply chain financing programs decreased by $1.1 billion and $0.2 billion during the six months ended June 30, 2025 and 2024. Supply chain financing is not material to our overall liquidity.
Investing Activities Net cash used by investing activities during the six months ended June 30, 2025, was $3,946 million, compared with $26 million during the same period in 2024. The increase in cash used was primarily due to net contributions to investments of $2.7 billion in 2025 compared with net proceeds from investments of $1.6 billion in 2024. During the six months ended June 30, 2025 and 2024, capital expenditures were $1.1 billion and $1.0 billion. We continue to expect capital expenditures in 2025 to be higher than in 2024.
Financing Activities Net cash used by financing activities was $0.7 billion during the six months ended June 30, 2025, compared with net cash provided of $5.5 billion during the same period in 2024. During the six months ended June 30, 2025, net repayments were $0.6 billion compared with net borrowings of $5.6 billion during the same period in 2024. Dividends paid on mandatory convertible preferred stock during the six months ended June 30, 2025, was $0.2 billion.
As of June 30, 2025, the total debt balance was $53.3 billion, down from $53.9 billion at December 31, 2024. At June 30, 2025, $8.7 billion of debt was classified as short-term.
Capital Resources
At June 30, 2025, we had $7.1 billion of cash, $15.9 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. Our $3.0 billion three-year revolving credit agreement expiring in August 2025, $3.0 billion five-year revolving credit agreement expiring in August 2028, and $4.0 billion five-year revolving credit agreement expiring in May 2029 remain in effect. We anticipate that these credit lines will primarily serve as back-up liquidity to support our general corporate borrowing needs. At June 30, 2025 we were in full compliance with all covenants contained in our debt and credit facility agreements.
For discussion related to the Spirit Acquisition and Digital Aviation Solutions Divestiture, see Note 2 and Note 3 to our Condensed Consolidated Financial Statements.
We currently maintain investment grade credit ratings across all three credit rating agencies. In June 2025, Fitch affirmed the BBB- credit rating and revised the outlook to stable from negative. In April 2025, S&P affirmed the BBB- credit rating with a negative outlook and removed the credit watch negative. At Moody's we are rated Baa3 with a negative outlook.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $848 million at June 30, 2025. For additional information, see Note 11 to our Condensed Consolidated Financial Statements.
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
The Pension FAS/CAS service cost adjustments recognized in Earnings/(loss) from operations were benefits of $390 million and $197 million for the six and three months ended June 30, 2025, compared with benefits of $460 million and $230 million for the same periods in 2024. The lower benefits in 2025 were primarily due to reductions in allocated pension cost year over year. The non-operating pension income included in Other income, net was $85 million and $42 million for the six and three months ended June 30, 2025, compared with $245 million and $122 million for the same periods in 2024. The lower benefits in 2025 were primarily due to lower expected return on plan assets. For further discussion of pension and other postretirement costs see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 and 29 of our 2024 Annual Report on Form 10-K.
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

(Dollars in millions, except per share data)	Six months ended June 30		Three months ended June 30
	2025	2024	2025	2024
Revenues	$42,245	$33,435	$22,749	$16,866
Earnings/(loss) from operations, as reported	$285	($1,176)	($176)	($1,090)
Operating margins	0.7%	(3.5)%	(0.8)%	(6.5)%

Pension FAS/CAS service cost adjustment(1)	($390)	($460)	($197)	($230)
Postretirement FAS/CAS service cost adjustment(1)	(129)	(144)	(60)	(72)
FAS/CAS service cost adjustment(1)	($519)	($604)	($257)	($302)
Core operating loss (non-GAAP)	($234)	($1,780)	($433)	($1,392)
Core operating margins (non-GAAP)	(0.6)%	(5.3)%	(1.9)%	(8.3)%

Diluted loss per share, as reported	($1.09)	($2.90)	($0.92)	($2.33)
Pension FAS/CAS service cost adjustment(1)	(0.52)	(0.75)	(0.26)	(0.37)
Postretirement FAS/CAS service cost adjustment(1)	(0.17)	(0.23)	(0.08)	(0.12)
Non-operating pension income(2)	(0.11)	(0.40)	(0.05)	(0.20)
Non-operating postretirement income(2)	(0.01)	(0.06)	(0.01)	(0.03)
Provision for deferred income taxes on adjustments(3)	0.17	0.30	0.08	0.15
Core loss per share (non-GAAP)	($1.73)	($4.04)	($1.24)	($2.90)

Diluted weighted average common shares outstanding (in millions)	755.0	614.5	756.6	616.3
(1)FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating loss (non-GAAP).
(2)Non-operating pension and postretirement income represents the components of net periodic benefit costs/(income) other than service cost. This income is included in Other income, net and is excluded from Core operating loss (non-GAAP).
(3)The income tax impact is calculated using the U.S. corporate statutory tax rate.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2024.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2025 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
•the difficulty of management and operation of an enterprise spread over many countries; and
•compliance with a variety of non-U.S. laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and unforeseen developments and conditions, including terrorism, war, epidemics and international tensions and conflicts.
While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations.

The global trade environment remains highly dynamic and continues to evolve. Current U.S. trade policy includes the imposition of baseline, sectoral or country-specific tariffs on imports. Other countries have announced retaliatory actions or plans for retaliatory actions. Tariffs and any retaliatory actions could significantly increase the cost of our products and, particularly with respect to our commercial aircraft, result in lower demand for our products, delivery delays, and terminations of orders by customers.
China is a significant market for commercial aircraft and we have long-standing relationships with our Chinese customers. Overall, the U.S.-China trade relationship is challenged due to tariffs and other economic and national security concerns. For example, in the second quarter of 2025, certain customers in China paused accepting our deliveries in response to ongoing tariff negotiations. Although deliveries to those customers have since resumed, if we are unable to deliver aircraft to customers in China consistent with our assumptions and/or obtain additional orders from China in the future, we may experience reduced deliveries and/or lower market share.
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
The following table provides information about purchases we made during the quarter ended June 30, 2025, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2025 thru 4/30/2025	5,156	$159.73
5/1/2025 thru 5/31/2025	15,732	194.72
6/1/2025 thru 6/30/2025	622	206.04
Total	21,510	$186.66
(1)A total of 21,510 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

2.1
Membership Interest Purchase Agreement, dated as of April 22, 2025, among The Boeing Company, JNPR Aero, LLC and Project Maroon, LLC (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated April 22, 2025)

10.1	Non-Prosecution Agreement, dated May 29, 2025 (Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 29, 2025)

10.2	Form of U.S. Notice of Terms of Cash-Based Award (Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 27, 2025)*

10.3	Form of U.S. Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 2025)*

10.4	Form of U.S. Notice of Terms of Supplemental Non-Qualified Premium-Priced Stock Options (Exhibit 10.3 to the Company's Current Report on Form 8-K, dated June 27, 2025)*

10.5	Letter Agreement with Jesus Malave*†

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan
† Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 29, 2025	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller