Form 10-Q
period 2025-09-30
BOEING CO
filed 2025-10-29
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
As of October 22, 2025, there were 760,095,468 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended September 30, 2025

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Sales of products	$54,911	$41,326	$19,642	$14,534
Sales of services	10,604	9,949	3,628	3,306
Total revenues	65,515	51,275	23,270	17,840

Cost of products	(54,522)	(43,384)	(22,737)	(18,413)
Cost of services	(8,516)	(8,293)	(2,908)	(2,934)
Total costs and expenses	(63,038)	(51,677)	(25,645)	(21,347)
	2,477	(402)	(2,375)	(3,507)
Income/(loss) from operating investments, net	42	59	14	(15)
General and administrative expense	(4,427)	(3,623)	(1,522)	(1,085)
Research and development expense, net	(2,651)	(2,976)	(897)	(1,154)
Gain/(loss) on dispositions, net	63	5	(1)
Loss from operations	(4,496)	(6,937)	(4,781)	(5,761)
Other income, net	924	790	276	265
Interest and debt expense	(2,112)	(1,970)	(694)	(728)
Loss before income taxes	(5,684)	(8,117)	(5,199)	(6,224)
Income tax (expense)/benefit	(298)	149	(140)	50
Net loss	(5,982)	(7,968)	(5,339)	(6,174)
Less: Net earnings/(loss) attributable to noncontrolling interest	3	(16)	(2)	(4)
Net loss attributable to Boeing shareholders	(5,985)	(7,952)	(5,337)	(6,170)
Less: mandatory convertible preferred stock dividends accumulated during the period	259		87
Net loss attributable to Boeing common shareholders	($6,244)	($7,952)	($5,424)	($6,170)

Basic loss per share	($8.25)	($12.91)	($7.14)	($9.97)

Diluted loss per share	($8.25)	($12.91)	($7.14)	($9.97)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Net loss	($5,982)	($7,968)	($5,339)	($6,174)
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	107	30	(1)	54
Unrealized gain on certain investments, net of tax of $0, $0, $0 and $0		1		1
Derivative instruments:
Unrealized gains/(losses) arising during period, net of tax of ($52), $3, $7 and ($19)	181	(13)	(25)	63
Reclassification adjustment for losses included in net loss, net of tax of ($9), ($7), ($1) and $1	32	26	4
Total unrealized gain/(loss) on derivative instruments, net of tax	213	13	(21)	63
Defined benefit pension plans and other postretirement benefits:
Net actuarial loss arising during the period, net of tax of $0, $16, $0 and ($1)	(2)	(18)
Amortization of actuarial losses included in net periodic benefit cost, net of tax of ($26), ($30), ($9) and ($10)	97	38	32	12
Amortization of prior service credits included in net periodic benefit cost, net of tax of $12, $31,$4 and $11	(44)	(38)	(15)	(12)
Pension and postretirement cost related to our equity method investments, net of tax of $0, ($2), $0 and $1		6		1
Total defined benefit pension plans and other postretirement benefits, net of tax	51	(12)	17	1
Other comprehensive income/(loss), net of tax	371	32	(5)	119
Comprehensive loss	(5,611)	(7,936)	(5,344)	(6,055)
Less: Comprehensive income/(loss) related to noncontrolling interest	3	(16)	(2)	(4)
Comprehensive loss attributable to Boeing Shareholders	($5,614)	($7,920)	($5,342)	($6,051)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	September 30 2025	December 31 2024
Assets
Cash and cash equivalents	$6,173	$13,801
Short-term and other investments	16,811	12,481
Accounts receivable, net	3,314	2,631
Unbilled receivables, net	9,032	8,363
Current portion of financing receivables, net		207
Inventories	82,425	87,550
Other current assets, net	2,904	2,965
Assets held for sale	1,473
Total current assets	122,132	127,998
Financing receivables and operating lease equipment, net	245	314
Property, plant and equipment, net of accumulated depreciation of $23,470 and $22,925	12,078	11,412
Goodwill	7,281	8,084
Acquired intangible assets, net	1,495	1,957
Deferred income taxes	44	185
Investments	1,050	999
Other assets, net of accumulated amortization of $947 and $1,085	5,698	5,414
Total assets	$150,023	$156,363
Liabilities and equity
Accounts payable	$11,732	$11,364
Accrued liabilities	24,364	24,103
Advances and progress billings	57,962	60,333
Short-term debt and current portion of long-term debt	8,742	1,278
Liabilities held for sale	524
Total current liabilities	103,324	97,078
Deferred income taxes	191	122
Accrued retiree health care	2,086	2,176
Accrued pension plan liability, net	5,714	5,997
Other long-term liabilities	2,350	2,318
Long-term debt	44,611	52,586
Total liabilities	158,276	160,277
Shareholders’ equity:
Mandatory convertible preferred stock, 6.00% Series A, par value $1.00 – 20,000,000 shares authorized; 5,750,000 shares issued; aggregate liquidation preference $5,750	6	6
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	19,218	18,964
Treasury stock, at cost – 252,587,506 and 263,044,840 shares	(31,109)	(32,386)
Retained earnings	9,118	15,362
Accumulated other comprehensive loss	(10,544)	(10,915)
Total shareholders’ deficit	(8,250)	(3,908)
Noncontrolling interests	(3)	(6)
Total equity	(8,253)	(3,914)
Total liabilities and equity	$150,023	$156,363
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2025	2024
Cash flows – operating activities:
Net loss	($5,982)	($7,968)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items –
Share-based plans expense	343	310
Treasury shares issued for 401(k) contributions	1,173	1,315
Depreciation and amortization	1,417	1,327
Investment/asset impairment charges, net	32	48
Gain on dispositions, net	(63)	(5)
777X and 767 reach-forward losses	5,140	3,006
Other charges and credits, net	217	270
Changes in assets and liabilities –
Accounts receivable	(836)	(275)
Unbilled receivables	(679)	(1,042)
Advances and progress billings	(2,065)	1,666
Inventories	(116)	(6,854)
Other current assets	227	(26)
Accounts payable	539	122
Accrued liabilities	574	327
Income taxes receivable, payable and deferred	93	(282)
Other long-term liabilities	(294)	(228)
Pension and other postretirement plans	(436)	(736)
Financing receivables and operating lease equipment, net	274	258
Other	176	137
Net cash used by operating activities	(266)	(8,630)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(1,986)	(1,582)
Proceeds from disposals of property, plant and equipment	5	46
Acquisitions, net of cash acquired		(50)
Proceeds from dispositions	35
Contributions to investments	(36,337)	(1,751)
Proceeds from investments	32,674	4,546
Supplier notes receivable	(292)	(494)
Repayments on supplier notes receivable		40
Purchase of distribution rights		(88)
Other		(14)
Net cash (used)/provided by investing activities	(5,901)	653
Cash flows – financing activities:
New borrowings	138	10,120
Debt repayments	(721)	(4,824)
Employee taxes on certain share-based payment arrangements	(28)	(73)
Dividends paid on mandatory convertible preferred stock	(244)
Other	43	15
Net cash (used)/provided by financing activities	(812)	5,238
Effect of exchange rate changes on cash and cash equivalents	39	8
Net decrease in cash & cash equivalents, including restricted	(6,940)	(2,731)
Cash & cash equivalents, including restricted, at beginning of year	13,822	12,713
Cash & cash equivalents, including restricted, at end of period	6,882	9,982
Less restricted cash & cash equivalents, included in Investments	709	21
Cash and cash equivalents at end of period	$6,173	$9,961
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the nine months ended September 30, 2025 and 2024
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at January 1, 2024		$5,061	$10,309	($49,549)	$27,251	($10,305)	$5	($17,228)
Net loss					(7,952)		(16)	(7,968)
Other comprehensive income, net of tax of $11						32		32
Share-based compensation			310					310
Treasury shares issued for other share-based plans, net			(129)	105				(24)
Treasury shares issued for 401(k) contributions			435	880				1,315
Other changes in noncontrolling interests							1	1
Balance at September 30, 2024		$5,061	$10,925	($48,564)	$19,299	($10,273)	($10)	($23,562)

Balance at January 1, 2025	$6	$5,061	$18,964	($32,386)	$15,362	($10,915)	($6)	($3,914)
Net (loss)/earnings					(5,985)		3	(5,982)
Other comprehensive income, net of tax of ($75)						371		371
Share-based compensation			343					343
Treasury shares issued for other share-based plans, net			(506)	523				17
Treasury shares issued for 401(k) contributions			419	754				1,173
Subsidiary shares purchased from noncontrolling interests			(2)					(2)
Cash dividends declared on Mandatory convertible preferred stock					(259)			(259)
Balance at September 30, 2025	$6	$5,061	$19,218	($31,109)	$9,118	($10,544)	($3)	($8,253)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended September 30, 2025 and 2024
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at July 1, 2024		$5,061	$10,727	($48,841)	$25,469	($10,392)	($6)	($17,982)
Net loss					(6,170)		(4)	(6,174)
Other comprehensive income, net of tax of ($17)						119		119
Share-based compensation			102					102
Treasury shares issued for other share-based plans, net			(7)	18				11
Treasury shares issued for 401(k) contributions			103	259				362
Balance at September 30, 2024		$5,061	$10,925	($48,564)	$19,299	($10,273)	($10)	($23,562)

Balance at July 1, 2025	$6	$5,061	$19,238	($31,603)	$14,542	($10,539)	($1)	($3,296)
Net loss					(5,337)		(2)	(5,339)
Other comprehensive loss, net of tax of $1						(5)		(5)
Share-based compensation			89					89
Treasury shares issued for other share-based plans, net			(278)	285				7
Treasury shares issued for 401(k) contributions			171	209				380
Subsidiary shares purchased from noncontrolling interests			(2)					(2)
Cash dividends declared on Mandatory convertible preferred stock					(87)			(87)
Balance at September 30, 2025	$6	$5,061	$19,218	($31,109)	$9,118	($10,544)	($3)	($8,253)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Revenues:
Commercial Airplanes	$30,115	$18,099	$11,094	$7,443
Defense, Space & Security	19,817	18,507	6,902	5,536
Global Services	15,714	14,835	5,370	4,901
Unallocated items, eliminations and other	(131)	(166)	(96)	(40)
Total revenues	$65,515	$51,275	$23,270	$17,840
Loss from operations:
Commercial Airplanes	($6,447)	($5,879)	($5,353)	($4,021)
Defense, Space & Security	379	(3,146)	114	(2,384)
Global Services	2,930	2,620	938	834
Segment operating loss	(3,138)	(6,405)	(4,301)	(5,571)
Unallocated items, eliminations and other	(2,145)	(1,364)	(748)	(418)
FAS/CAS service cost adjustment	787	832	268	228
Loss from operations	(4,496)	(6,937)	(4,781)	(5,761)
Other income, net	924	790	276	265
Interest and debt expense	(2,112)	(1,970)	(694)	(728)
Loss before income taxes	(5,684)	(8,117)	(5,199)	(6,224)
Income tax (expense)/benefit	(298)	149	(140)	50
Net loss	(5,982)	(7,968)	(5,339)	(6,174)
Less: Net earnings/(loss) attributable to noncontrolling interest	3	(16)	(2)	(4)
Net loss attributable to Boeing shareholders	(5,985)	(7,952)	(5,337)	($6,170)
Less: Mandatory convertible preferred stock dividends accumulated during the period	259		87
Net loss attributable to Boeing common shareholders	($6,244)	($7,952)	($5,424)	($6,170)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 20 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts or as otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2025, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2024 Annual Report on Form 10-K.
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
Goodwill
We performed our annual goodwill impairment test as of April 1, 2025, using a qualitative assessment. We determined the fair value of each of our reporting units substantially exceeded their respective carrying values. Our Military Aircraft reporting unit within our Defense, Space & Security (BDS) segment had goodwill of $1,295 and a negative carrying value at September 30, 2025.
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

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Decrease to Revenue	($397)	($1,928)	($91)	($963)
Increase to Loss from operations	($544)	($4,322)	($206)	($2,622)
Increase to Diluted loss per share	($0.74)	($6.89)	($0.28)	($4.20)
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
The Merger Agreement contains certain termination rights, including that either Boeing or Spirit may terminate the Merger Agreement if, subject to certain limitations, the Boeing-Spirit Merger has not been consummated by March 31, 2025 (subject to three automatic three-month extensions if on each such date or the last day of each extension period, as applicable, all of the closing conditions except those relating to regulatory approvals have been satisfied or waived) (the Outside Date). The third automatic extension came into effect on October 1, 2025. Accordingly, the Outside Date is currently December 31, 2025. If either party breaches or fails to perform any of its representations, warranties or covenants under the Merger Agreement such that the related conditions to the other party's obligation to consummate the Boeing-Spirit Merger would not be satisfied, and such breach or failure is not curable by the Outside Date or, if curable by the Outside Date, has not been cured within 30 days following notice thereof, such other party may terminate the Merger Agreement.
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
Since 2023, Boeing reached agreements to provide Spirit up to $1,199 to support its liquidity, rate readiness, and 787 tooling and capital expenditures, of which $16 has yet to be drawn. Spirit has repaid $40 with $1,143 still outstanding at September 30, 2025, of which $1,122 is recorded as supplier notes receivable, net of interest, within our Condensed Consolidated Statements of Financial Position. In 2025, Boeing and Spirit reached agreements to reschedule repayment dates for $527 to 2026. This includes changing repayment of $425 originally due in 2024 to 2026. In the event that the Merger Agreement is terminated in accordance with its terms, the then outstanding balances will become due and payable in full on April 1, 2026.
At September 30, 2025 and December 31, 2024, Other current assets included $724 and $539 and Other assets included $398 and $299 owed to us under these agreements. At September 30, 2025 and December 31, 2024, advance payments to Spirit of $161 and $165 were included in Inventories and are scheduled to be recovered as the related shipsets are received by Boeing from Spirit.

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
At September 30, 2025, Digital Aviation Solutions assets of $1,473 and liabilities of $524 were classified as held for sale on our Condensed Consolidated Statements of Financial Position. Assets held for sale primarily include Goodwill of $810, Acquired intangible assets, net of $306, and Accounts receivable, net of $160. Liabilities held for sale primarily include Advances and progress billings of $306 and Accrued liabilities of $129.
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
The elements used in the computation of Basic and Diluted loss per share were as follows:

(In millions - except per share amounts)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Net loss attributable to Boeing shareholders	($5,985)	($7,952)	($5,337)	($6,170)
Less: Mandatory convertible preferred stock dividends accumulated during the period	259		87
Less: earnings available to participating securities
Net loss available to common shareholders	($6,244)	($7,952)	($5,424)	($6,170)
Basic
Basic weighted average shares outstanding	756.9	616.1	760.1	618.8
Less: participating securities(1)	0.2	0.3	0.2	0.2
Basic weighted average common shares outstanding	756.7	615.8	759.9	618.6
Diluted
Diluted weighted average shares outstanding	756.9	616.1	760.1	618.8
Less: participating securities(1)	0.2	0.3	0.2	0.2
Diluted weighted average common shares outstanding	756.7	615.8	759.9	618.6
Net loss per share:
Basic	($8.25)	($12.91)	($7.14)	($9.97)
Diluted	(8.25)	(12.91)	(7.14)	(9.97)
(1)Participating securities include certain instruments in our deferred compensation plan.

The following table represents potential common shares that were not included in the computation of Diluted loss per share because the effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Performance restricted stock units	0.5	0.7	0.5	0.7
Restricted stock units	0.2	0.7
Stock options	0.8	0.8	0.6	0.8
In addition, potential common shares of 36.5 million and 35.9 million for the nine and three months ended September 30, 2025, and 2.9 million for the nine and three months ended September 30, 2024, were excluded from the computation of Diluted loss per share, because the effect would have been antidilutive as a result of incurring a net loss in those periods.
Note 5 – Income Taxes
We computed our 2025 interim tax provision using an estimated annual effective tax rate of (3.2)%. Our 2025 estimated annual effective tax rate is primarily driven by taxes on non-U.S. operations. Our effective tax rates were (5.2)% and 1.8% for the nine months ended September 30, 2025 and 2024. Our effective tax rates were (2.7)% and 0.8% for the three months ended September 30, 2025 and 2024.
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
Federal income tax audits have been settled for all years prior to 2021. We expect the next cycle to cover the 2021-2023 tax years; however, the Internal Revenue Service has not confirmed a start date. We are also subject to examination in major state and international jurisdictions for the 2010-2024 tax years. We believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years.
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA maintains the 21 percent corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic R&D expenditures, more favorable interest deductibility and 100 percent bonus depreciation with effective dates in 2025. Revisions to the international tax framework are effective in 2026. In the third quarter of 2025, we recorded impacts of the OBBBA, which were not material.

Note 6 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the nine months ended September 30, 2025 and 2024, consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Financing receivables	Other assets	Total
Balance at January 1, 2024	($89)	($19)	($50)	($51)	($122)	($331)
Changes in estimates	(28)	(2)	(2)	41	(66)	(57)
Write-offs	15		11			26
Recoveries	1					1
Balance at September 30, 2024	($101)	($21)	($41)	($10)	($188)	($361)

Balance at January 1, 2025	($92)	($38)	($47)	($7)	($199)	($383)
Changes in estimates	(11)	(4)	(17)	7	(25)	(50)
Write-offs	15		17			32
Recoveries	1					1
Other	12					12
Balance at September 30, 2025	($75)	($42)	($47)		($224)	($388)
Note 7 – Inventories
Inventories consisted of the following:

	September 30 2025	December 31 2024
Commercial aircraft programs	$69,289	$75,192
Long-term contracts in progress	447	752
Capitalized precontract costs(1)	1,260	1,176
Commercial spare parts, used aircraft, general stock materials and other	11,429	10,430
Total	$82,425	$87,550
(1)Capitalized precontract costs at September 30, 2025 and December 31, 2024, included amounts related to Commercial Crew, T-7A Red Hawk Production Options and KC-46A Tanker. See Note 11.
Commercial Aircraft Programs
At September 30, 2025 and December 31, 2024, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $11,082 and $9,679 and unamortized tooling and other non-recurring costs of $828 and $909. At September 30, 2025, $11,871 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $39 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

At September 30, 2025 and December 31, 2024, commercial aircraft programs inventory included the following amounts related to the 777X program: $3,697 and $3,476 of work in process (including deferred production costs of $0 and $0) and $1,486 and $4,122 of unamortized tooling and other non-recurring costs. During the third quarter of 2025, we determined that estimated costs to complete the 777X program plus the costs already included in 777X inventory exceed estimated revenues from the program. The resulting reach-forward loss of $4,899 was recorded as a reduction of deferred production costs, unamortized tooling and other non-recurring costs. The level of profitability on the 777X program will be subject to several factors. These factors include aircraft certification requirements and timing, change incorporation on completed aircraft, production disruption due to labor instability and supply chain disruption, customer considerations, delivery timing and negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and any change in the accounting quantity. One or more of these factors could result in additional reach-forward losses in future periods.
At September 30, 2025 and December 31, 2024, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $14,088 and $13,178, supplier advances of $1,100 and $1,379, and unamortized tooling and other non-recurring costs of $1,246 and $1,370. At September 30, 2025, $12,597 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $2,737 are expected to be recovered from units included in the program accounting quantity that represent expected future orders. We expensed abnormal production costs of $30 and $209 during the nine months ended September 30, 2025 and 2024.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $6,070 and $5,837 at September 30, 2025 and December 31, 2024.
Note 8 – Contracts with Customers
Unbilled receivables increased from $8,363 at December 31, 2024, to $9,032 at September 30, 2025, primarily driven by revenue recognized in excess of billings at BDS and BGS.
Advances and progress billings decreased from $60,333 at December 31, 2024, to $57,962 at September 30, 2025, primarily driven by revenue recognized at BDS and Commercial Airplanes (BCA), partially offset by advances on orders received at BGS.
Revenues recognized during the nine months ended September 30, 2025 and 2024, from amounts recorded as Advances and progress billings at the beginning of each year were $16,431 and $11,804. Revenues recognized during the three months ended September 30, 2025 and 2024, from amounts recorded as Advances and progress billings at the beginning of each year were $5,254 and $3,927.
Note 9 – Financing Receivables and Operating Lease Equipment
Financing receivables and operating lease equipment, net consisted of the following:

	September 30 2025	December 31 2024
Financing receivables:
Investment in sales-type leases		$203
Notes		85
Total financing receivables		288
Less allowance for losses on receivables		7
Financing receivables, net		281
Operating lease equipment, at cost, less accumulated depreciation of $57 and $46	$245	240
Total	$245	$521

During the nine months ended September 30, 2025, our financing receivables were fully collected. Our financing arrangements at September 30, 2025, consist solely of operating leases that range in terms from one to four years and may include options to terminate. Certain operating leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price.
At December 31, 2024, the components of investment in sales-type leases consisted of gross lease payments receivable of $229 and unearned income of $26. There were no unguaranteed residual assets at September 30, 2025, and December 31, 2024.
The majority of our financing receivables and operating lease equipment portfolio is concentrated in the following aircraft models:

	September 30 2025	December 31 2024
777 Aircraft (Accounted for as operating leases)	$173	$183
747-8 Aircraft (Primarily accounted for as notes)		92
737 Aircraft (Primarily accounted for as operating leases)	46	47
717 Aircraft (Accounted for as sales-type leases)		196
Lease income recorded in Sales of services on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and 2024, included $6 and $39 of interest income from sales-type leases and $35 and $45 from operating lease payments. Lease income recorded in Sales of services on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024, included $0 and $18 of interest income from sales-type leases and $12 and $13 from operating lease payments.
All financing interest income and variable lease payments on our financing arrangements for the nine and three months ended September 30, 2025 and 2024, were insignificant.
Profit at the commencement of sales-type leases for the nine and three months ended September 30, 2025 and 2024, was insignificant.

Note 10 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	September 30 2025	December 31 2024
Time deposits (1)	$15,590	$11,960
Equity method investments (2)	998	948
Available-for-sale debt investments (1)	529	517
Equity and other investments	35	34
Restricted cash & cash equivalents (1)(3)	709	21
Total	$17,861	$13,480
(1)Primarily included in Short-term and other investments on our Condensed Consolidated Statements of Financial Position.
(2)Dividends received were $13 and $3 during the nine and three months ended September 30, 2025, and $41 and $4 for the same periods in 2024.
(3)At September 30, 2025, Restricted cash & cash equivalents includes $689 placed in escrow pursuant to the May 2025 non-prosecution agreement with the U.S. Department of Justice. See Note 19 for additional discussion.
Contributions to investments and Proceeds from investments on our Condensed Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during the nine months ended September 30, 2025 and 2024, was $35,865 and $1,298. Cash proceeds from the maturities of time deposits during the nine months ended September 30, 2025 and 2024, were $32,235 and $4,053.
Allowance for losses on available-for-sale debt investments is assessed quarterly. These instruments are considered investment grade, and we have not recognized an allowance for credit losses as of September 30, 2025. The fair value of available-for-sale debt investments approximates amortized cost.
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
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the nine months ended September 30, 2025 and 2024.

	2025	2024
Beginning balance – January 1	$641	$1,327
Reductions for payments made	(135)	(767)
Reductions for concessions and other in-kind considerations	(66)	(256)
Changes in estimates	(5)	510
Ending balance – September 30	$435	$814
At September 30, 2025, $87 of the liability balance remains subject to negotiations with customers. The contracted amount includes $55 expected to be paid in cash, approximately half of which we expect to pay in 2025, while the remaining amounts are primarily expected to be liquidated by lower customer delivery payments.

Environmental
The following table summarizes changes in environmental remediation liabilities during the nine months ended September 30, 2025 and 2024.

	2025	2024
Beginning balance – January 1	$834	$844
Reductions for payments made, net of recoveries	(53)	(67)
Changes in estimates	127	98
Ending balance – September 30	$908	$875
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At September 30, 2025 and December 31, 2024, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,175 and $1,002.
Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the nine months ended September 30, 2025 and 2024.

	2025	2024
Beginning balance – January 1	$2,133	$2,448
Additions for current year deliveries	136	67
Reductions for payments made	(254)	(297)
Changes in estimates	384	(27)
Ending balance – September 30	$2,399	$2,191
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
Trade-in commitment agreements at September 30, 2025, have expiration dates from 2025 through 2033. At September 30, 2025, and December 31, 2024, total contractual trade-in commitments were $1,332 and $1,393. As of September 30, 2025 and December 31, 2024, we estimated it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $67 and $275 and the fair value of the related trade-in aircraft was $63 and $270.

Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $15,460 and $17,124 as of September 30, 2025 and December 31, 2024. The estimated earliest potential funding dates for these commitments as of September 30, 2025 are as follows:

Total
October through December 2025	$582
2026	2,186
2027	3,704
2028	3,750
2029	2,356
Thereafter	2,882
Total	$15,460
As of September 30, 2025, $12,131 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $269 to certain joint ventures over the next 7 years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $2,864 and $2,991 as of September 30, 2025 and December 31, 2024.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days. At September 30, 2025 and December 31, 2024, Accounts payable included $1,919 and $2,703 payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.
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
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next-generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized 11 low rate initial production (LRIP) lots for a total of 154 aircraft. The EMD contract and authorized LRIP lots total approximately $29 billion as of September 30, 2025. The KC-46A Tanker is a derivative of the 767 commercial airplane program with the majority of the manufacturing costs being incurred in the 767 factory and the remaining costs being incurred in the military finishing and delivery centers. During 2024, we increased the reach-forward loss on the KC-46A Tanker program by $2,002. During the nine months ended September 30, 2025, we increased the reach-forward loss on the contract by $149 largely due to higher production cost allocations resulting from the decision to slow 777X production plans. As of September 30, 2025, we had approximately $99 of capitalized precontract costs and $170 of potential termination liabilities to suppliers related to Lots 12 and 13. Risk remains that we may record additional losses in future periods.
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
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract was a $860 fixed-price contract and included five aircraft and seven simulators. The five EMD aircraft were delivered as of December 31, 2024, and the flight testing is ongoing. In January 2025, the USAF announced an updated acquisition approach for the T-7A Red Hawk that allows the Company to provide a production-ready configuration to the customer prior to low-rate initial production, which better supports the operational needs of the customer and reduces future production risk. In June 2025, the customer ordered four production representative test vehicles. The production portion of the contract now includes production lots for 342 T-7A Red Hawk aircraft and related services that we believe are probable of being exercised. During 2024, we increased the reach-forward loss on the T-7A Red Hawk program by $1,770. At September 30, 2025, we had approximately $333 of capitalized precontract costs and $849 of potential termination liabilities to suppliers related to certain long-lead items for future production lots. Risk remains that we may record additional losses in future periods.

Commercial Crew
The National Aeronautics and Space Administration has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station. During 2024, we increased the reach-forward loss by $523. We are continuing to work toward crew certification and resolve the propulsion system anomalies. At September 30, 2025, we had approximately $407 of capitalized precontract costs and $141 of potential termination liabilities to suppliers related to unauthorized future missions. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	September 30 2025	December 31 2024	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Contingent repurchase commitments	$186	$295	$186	$295
Credit guarantees	15	15			$14	$14
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

Note 13 – Debt
In August 2025, we entered into a $3.0 billion, 364-day revolving credit agreement expiring in August 2026. This facility replaced the $3.0 billion, three-year revolving credit agreement which was scheduled to terminate in August 2025. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings until August 2027. Our legacy $3.0 billion, five-year revolving credit agreement expiring in August 2028 and $4.0 billion, five-year revolving credit agreement expiring in May 2029 each remain in effect. As of September 30, 2025, we had $10.0 billion available under credit line agreements. We continue to be in full compliance with all covenants contained in our debt and credit facility agreements.
Note 14 – Postretirement Plans
The components of net periodic benefit cost/(income) were as follows:

	Nine months ended September 30		Three months ended September 30
Pension Plans	2025	2024	2025	2024
Service cost	$7	$5	$3	$2
Interest cost	2,007	1,976	669	658
Expected return on plan assets	(2,308)	(2,483)	(769)	(827)
Amortization of prior service credits	(55)	(61)	(18)	(20)
Recognized net actuarial loss	229	200	76	66
Net periodic benefit income	($120)	($363)	($39)	($121)

Net periodic benefit cost included in Loss from operations	$7	$5	$3	$2
Net periodic benefit income included in Other income, net	(127)	(368)	(42)	(123)
Net periodic benefit income included in Loss before income taxes	($120)	($363)	($39)	($121)

	Nine months ended September 30		Three months ended September 30
Other Postretirement Plans	2025	2024	2025	2024
Service cost	$38	$38	$13	$13
Interest cost	102	93	34	31
Expected return on plan assets	(9)	(8)	(3)	(2)
Amortization of prior service credits	(1)	(8)	(1)	(3)
Recognized net actuarial gain	(106)	(132)	(35)	(44)
Net periodic benefit cost/(income)	$24	($17)	$8	($5)

Net periodic benefit cost included in Loss from operations	$38	$35	$13	$12
Net periodic benefit income included in Other income, net	(14)	(55)	(5)	(18)
Net periodic benefit cost/(income) included in Loss before income taxes	$24	($20)	$8	($6)

Note 15 – Share-Based Compensation and Other Compensation Arrangements
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
Note 16 – Shareholders' Equity
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
Dividends are cumulative at an annual rate of 6.00% on the liquidation preference of $1,000.00 per share of Mandatory convertible preferred stock and may be paid in cash, shares of our common stock or a combination of cash and shares of our common stock. Dividends that are declared will be payable on January 15, April 15, July 15 and October 15 to holders of record on the January 1, April 1, July 1, and October 1 immediately preceding the relevant dividend payment date. Dividends paid on Mandatory convertible preferred stock were $244 and $86 for the nine and three months ended September 30, 2025. In August 2025, dividends of $87 were declared to holders of record as of October 1, 2025, representing $15.00 per share, and were paid in cash on October 15, 2025.
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

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the nine and three months ended September 30, 2025 and 2024, were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits	Total (1)
Balance at January 1, 2024	($134)	$2	$12	($10,185)	($10,305)
Other comprehensive income/(loss) before reclassifications	30	1	(13)	(12)	6
Amounts reclassified from AOCI			26		26
Net current period Other comprehensive income/(loss)	30	1	13	(12)	32
Balance at September 30, 2024	($104)	$3	$25	($10,197)	($10,273)

Balance at January 1, 2025	($178)	$2	($211)	($10,528)	($10,915)
Other comprehensive income/(loss) before reclassifications	107		181	(2)	286
Amounts reclassified from AOCI			32	53	85
Net current period Other comprehensive income	107		213	51	371
Balance at September 30, 2025	($71)	$2	$2	($10,477)	($10,544)

Balance at June 30, 2024	($158)	$2	($38)	($10,198)	($10,392)
Other comprehensive income before reclassifications	54	1	63	1	119
Amounts reclassified from AOCI
Net current period Other comprehensive income	54	1	63	1	119
Balance at September 30, 2024	($104)	$3	$25	($10,197)	($10,273)

Balance at June 30, 2025	($70)	$2	$23	($10,494)	($10,539)
Other comprehensive loss before reclassifications	(1)		(25)		(26)
Amounts reclassified from AOCI			4	17	21
Net current period Other comprehensive (loss)/income	(1)		(21)	17	(5)
Balance at September 30, 2025	($71)	$2	$2	($10,477)	($10,544)
(1)     Net of tax.
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
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	September 30 2025	December 31 2024	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	$4,252	$5,139	$126	$23	($66)	($213)
Commodity contracts	469	388	63	65	(1)	(12)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	521	103	6	1	(11)	(17)
Commodity contracts	32	129
Total derivatives	$5,274	$5,759	$195	$89	($78)	($242)
Netting arrangements			(38)	(24)	38	24
Net recorded balance			$157	$65	($40)	($218)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income/(loss), net of tax are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Recognized in Other comprehensive income/(loss), net of tax:
Foreign exchange contracts	$166	($18)	($35)	$57
Commodity contracts	15	5	10	6
(Losses)/gains associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Foreign exchange contracts
Costs and expenses	($21)	($19)	($9)	($7)
General and administrative expense	(4)	(13)	5
Commodity contracts
Costs and expenses	($21)	($6)	($3)	$6
General and administrative expense	5	5	2	2

Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the nine and three months ended September 30, 2025 and 2024.
Based on our portfolio of cash flow hedges, we expect to reclassify losses of $11 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facilities, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at September 30, 2025 was $3. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At September 30, 2025, there was no collateral posted related to our derivatives.
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

	September 30, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$2,260	$2,260		$6,475	$6,475
Available-for-sale debt investments:
Commercial paper	165		$165	165		$165
Corporate notes	337		337	335		335
U.S. government agencies	27		27	17		17
Other equity investments	10	10		9	9
Derivatives	157		157	65		65
Total assets	$2,956	$2,270	$686	$7,066	$6,484	$582
Liabilities
Derivatives	($40)		($40)	($218)		($218)
Total liabilities	($40)		($40)	($218)		($218)
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

Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the nine months ended September 30 due to long-lived asset impairment and the fair value of the related assets as of the impairment date:

	2025		2024
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($29)		($30)
Other assets	$3	(3)		(3)
Property, plant and equipment				(10)
Operating lease equipment			$15	(5)
Total	$3	($32)	$15	($48)
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	September 30, 2025
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$1,114	$1,117		$1,109	$8
Liabilities
Debt, excluding finance lease obligations	(53,177)	(53,286)		(53,286)

	December 31, 2024
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$940	$953		$941	$12
Liabilities
Debt, excluding finance lease obligations	(53,625)	(51,089)		(51,089)
The fair value of Notes receivable classified as Level 2 is estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of Notes receivable classified as Level 3 is based on our best estimate using available counterparty financial data. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, commercial paper, money market funds, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at September 30, 2025 and December 31, 2024. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).

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
Multiple legal actions, investigations and inquiries were initiated concerning the October 29, 2018 accident of Lion Air Flight 610 and the March 10, 2019 accident of Ethiopian Airlines Flight 302. While many of these legal actions and investigations have been resolved, others are still pending, including a number of civil lawsuits and claims brought by family members of those who died in the Ethiopian Airlines accident. In addition, a motion to certify a class of plaintiffs is pending before the U.S. District Court for the Northern District of Illinois in a federal securities class action arising out of the accidents and the subsequent grounding of the 737 MAX. Furthermore, on January 7, 2021, we entered into a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice (the Department) relating to the Department’s investigation into us regarding the evaluation of the 737 MAX by the Federal Aviation Administration (the Investigation). Among other obligations, the DPA included a three-year reporting period, which ended in January 2024.
On May 14, 2024, the Department notified us of its determination that we did not fulfill our obligations under the DPA and that the Department would not move to dismiss the case. On May 29, 2025, Boeing and the Department reached agreement on the terms of a resolution in the form of a non-prosecution agreement, and the following day the Department filed a motion with the U.S. District Court for the Northern District of Texas (the Court) to dismiss the criminal information. Certain family members' representatives have opposed the dismissal, and a hearing to consider the Department's motion was held on September 3, 2025. Under the terms of the non-prosecution agreement, Boeing will pay a fine of $244; commit to invest at least $455 in compliance, quality and safety programs over a three-year period; and retain an independent compliance consultant. In addition, Boeing will provide $445 of additional compensation for the family members of those who died in the accidents. We have established escrow accounts for the $244 fine and $445 compensation fund for family members which will be disbursed if the Court dismisses the criminal information. The $445 of additional compensation was accrued for and expensed in the second quarter of 2025 while the $244 fine was accrued for and expensed in 2024.
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
Note 20 – Segment and Revenue Information
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
The primary profitability measurement used by our chief operating decision maker to review segment operating results is Segment operating loss. The following tables reconcile segment Revenues to Segment operating loss:

	BCA		BDS		BGS
For the nine months ended September 30,	2025	2024	2025	2024	2025	2024
Revenues	$30,115	$18,099	$19,817	$18,507	$15,714	$14,835
Less:
Research and development expense, net	1,657	1,852	618	728	91	103
Other segment items(1)	34,905	22,126	18,820	20,925	12,693	12,112
Segment operating (loss)/earnings	($6,447)	($5,879)	$379	($3,146)	$2,930	$2,620

For the three months ended September 30,	2025	2024	2025	2024	2025	2024
Revenues	$11,094	$7,443	$6,902	$5,536	$5,370	$4,901
Less:
Research and development expense, net	565	779	198	234	32	36
Other segment items(1)	15,882	10,685	6,590	7,686	4,400	4,031
Segment operating (loss)/earnings	($5,353)	($4,021)	$114	($2,384)	$938	$834
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

BCA revenues by customer location consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Revenue from contracts with customers:
Europe	$3,789	$3,046	$2,291	$1,499
Asia	8,888	7,028	3,509	2,635
Middle East	3,026	1,618	1,266	444
Other non-U.S.	1,969	1,245	781	491
Total non-U.S. revenues	17,672	12,937	7,847	5,069
United States	12,326	5,512	3,182	2,354
Estimated potential concessions and other considerations to 737 MAX customers, net of insurance recoveries	5	(443)
Total revenues from contracts with customers	30,003	18,006	11,029	7,423
Intersegment revenues eliminated on consolidation	112	93	65	20
Total segment revenues	$30,115	$18,099	$11,094	$7,443

Revenue recognized on fixed-price contracts	100%	100%	100%	100%

Revenue recognized at a point in time	100%	99%	100%	99%
BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Revenue from contracts with customers:
U.S. customers	$15,485	$14,324	$5,325	$4,361
Non-U.S. customers(1)	4,332	4,183	1,577	1,175
Total segment revenue from contracts with customers	$19,817	$18,507	$6,902	$5,536

Revenue recognized over time	100%	99%	99%	99%

Revenue recognized on fixed-price contracts	57%	53%	56%	49%

Revenue from the U.S. government(1)	91%	91%	91%	92%
(1)Includes revenues earned from foreign military sales through the U.S. government.

BGS revenues consisted of the following:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Revenue from contracts with customers:
Commercial	$9,055	$8,782	$3,088	$2,882
Government	6,337	5,764	2,169	1,935
Total revenues from contracts with customers	15,392	14,546	5,257	4,817
Intersegment revenues eliminated on consolidation	322	289	113	84
Total segment revenues	$15,714	$14,835	$5,370	$4,901

Revenue recognized at a point in time	53%	53%	53%	53%

Revenue recognized on fixed-price contracts	86%	87%	85%	86%

Revenue from the U.S. government(1)	30%	29%	30%	29%
(1)Includes revenues earned from foreign military sales through the U.S. government.
Earnings in Equity Method Investments
During the nine and three months ended September 30, 2025, our share of income/(loss) from equity method investments was $47 and $17, compared to $87 and ($3) during the same periods in 2024. The income/(loss) on equity method investments in 2025 and 2024 was primarily driven by investments held at our BDS segment and in Unallocated items, eliminations, and other.
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
Our backlog at September 30, 2025 was $635,688. We expect approximately 17% to be converted to revenue through 2026 and approximately 61% through 2029, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Share-based plans	($40)	$118	$11	$65
Deferred compensation	(150)	(100)	(70)	(51)
Amortization of previously capitalized interest	(64)	(70)	(22)	(24)
Research and development expense, net	(285)	(293)	(102)	(105)
Eliminations and other unallocated items	(1,606)	(1,019)	(565)	(303)
Unallocated items, eliminations and other	($2,145)	($1,364)	($748)	($418)
Eliminations and other unallocated items expense for the nine months ended September 30, 2025 and 2024, includes earnings charges of $445 and $244 related to agreements with the U.S. Department of Justice. For additional discussion, see Note 19.
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

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Pension FAS/CAS service cost adjustment	$588	$608	$198	$148
Postretirement FAS/CAS service cost adjustment	199	224	70	80
FAS/CAS service cost adjustment	$787	$832	$268	$228
Assets
Segment assets are summarized in the table below:

	September 30 2025	December 31 2024
Commercial Airplanes	$78,678	$84,177
Defense, Space & Security	16,371	15,350
Global Services	17,338	16,704
Unallocated items, eliminations and other	37,636	40,132
Total	$150,023	$156,363
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the three principal business segments and intercompany eliminations.

Capital Expenditures

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Commercial Airplanes	$409	$357	$166	$131
Defense, Space & Security	206	195	93	60
Global Services	122	111	53	40
Unallocated items, eliminations and other	1,249	919	573	380
Total	$1,986	$1,582	$885	$611
Capital expenditures for Unallocated items, eliminations and other relate primarily to assets managed centrally on behalf of the three principal business segments.
Depreciation and Amortization

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Commercial Airplanes	$323	$283	$111	$88
Defense, Space & Security	159	153	56	57
Global Services	225	227	79	75
Centrally Managed Assets (1)	710	664	245	224
Total	$1,417	$1,327	$491	$444
(1)Amounts shown in the table represent depreciation and amortization expense recorded by the individual business segments. Depreciation and amortization for centrally managed assets are allocated to business segments based on usage and occupancy. During the nine months ended September 30, 2025, $524 was allocated to the primary business segments, of which $252, $212, and $60 was allocated to BCA, BDS and BGS, respectively. During the nine months ended September 30, 2024, $460 was allocated to the primary business segments, of which $225, $182, and $53 was allocated to BCA, BDS and BGS, respectively. During the three months ended September 30, 2025, $173 was allocated to the primary business segments, of which $80, $72, and $21 was allocated to BCA, BDS and BGS, respectively. During the three months ended September 30, 2024, $118 was allocated to the primary business segments, of which $59, $44, and $15 was allocated to BCA, BDS and BGS, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2025, the related condensed consolidated statements of operations, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
October 29, 2025

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

(4)	changing budget and appropriation levels and acquisition priorities of the U.S. government, as well as the government shutdown and/or significant delays in U.S. government appropriations;

(5)	our dependence on our subcontractors and suppliers, as well as the availability of highly skilled labor and raw materials;

(6)	work stoppages or other labor disruptions;

(7)	competition within our markets;

(8)	our non-U.S. operations and sales to non-U.S. customers, including tariffs, trade restrictions and government actions;

(9)	changes in accounting estimates;

(10)	our pending acquisition of Spirit AeroSystems Holdings, Inc. (Spirit), including the satisfaction of closing conditions in the expected timeframe or at all;

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
On November 4, 2024, the International Association of Machinists and Aerospace Workers District 751 (IAM 751) voted to ratify a new contract, thereby ending the work stoppage initiated on September 13, 2024, which paused production of certain commercial aircraft models (737, 767, 777 and 777X aircraft) as well as production of commercial derivative aircraft for our Defense, Space & Security business (KC-46A Tanker and P-8A Poseidon). Production for all programs resumed in December 2024 and gradually ramped up during 2025.
Consolidated Results of Operations and Financial Condition
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Revenues	$65,515	$51,275	$23,270	$17,840

GAAP
Loss from operations	($4,496)	($6,937)	($4,781)	($5,761)
Operating margins	(6.9)%	(13.5)%	(20.5)%	(32.3)%
Effective income tax rate	(5.2)%	1.8%	(2.7)%	0.8%
Net loss attributable to Boeing shareholders	($5,985)	($7,952)	($5,337)	($6,170)
Diluted loss per share	($8.25)	($12.91)	($7.14)	($9.97)

Non-GAAP (1)
Core operating loss	($5,283)	($7,769)	($5,049)	($5,989)
Core operating margins	(8.1)%	(15.2)%	(21.7)%	(33.6)%
Core loss per share	($9.22)	($14.52)	($7.47)	($10.44)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 53-54 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.

Revenues
The following table summarizes Revenues:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Commercial Airplanes	$30,115	$18,099	$11,094	$7,443
Defense, Space & Security	19,817	18,507	6,902	5,536
Global Services	15,714	14,835	5,370	4,901
Unallocated items, eliminations and other	(131)	(166)	(96)	(40)
Total	$65,515	$51,275	$23,270	$17,840
Revenues for the nine months ended September 30, 2025, increased by $14,240 million compared with the same period in 2024 primarily driven by higher revenues at Commercial Airplanes (BCA) and Defense, Space & Security (BDS). BCA revenues increased by $12,016 million primarily due to higher deliveries. BDS revenues increased by $1,310 million primarily due to lower net unfavorable cumulative contract catch-up adjustments.
Revenues for the three months ended September 30, 2025, increased by $5,430 million compared with the same period in 2024 primarily driven by higher revenues at BCA and BDS. BCA revenues increased by $3,651 million primarily due to higher deliveries. BDS revenues increased by $1,366 million primarily due to lower net unfavorable cumulative contract catch-up adjustments and higher volume.
Loss from Operations
The following table summarizes Loss from operations:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Commercial Airplanes	($6,447)	($5,879)	($5,353)	($4,021)
Defense, Space & Security	379	(3,146)	114	(2,384)
Global Services	2,930	2,620	938	834
Segment operating loss	(3,138)	(6,405)	(4,301)	(5,571)
Unallocated items, eliminations and other	(2,145)	(1,364)	(748)	(418)
Pension FAS/CAS service cost adjustment	588	608	198	148
Postretirement FAS/CAS service cost adjustment	199	224	70	80
Loss from operations (GAAP)	($4,496)	($6,937)	($4,781)	($5,761)
FAS/CAS service cost adjustment *	(787)	(832)	(268)	(228)
Core operating loss (Non-GAAP) **	($5,283)	($7,769)	($5,049)	($5,989)
*    The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating earnings/(loss) is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 53-54.
Loss from operations for the nine months ended September 30, 2025, decreased by $2,441 million compared with the same period in 2024, primarily driven by BDS ($3,525 million), partially offset by an increase in Loss from operations on Unallocated items, eliminations and other ($781 million) and at BCA ($568 million).

Loss from operations for the three months ended September 30, 2025, decreased by $980 million compared with the same period in 2024, primarily driven by BDS ($2,498 million), partially offset by an increase in Loss from operations at BCA ($1,332 million).
Core operating loss for the nine and three months ended September 30, 2025, decreased by $2,486 million and $940 million compared with the same periods in 2024, primarily due to favorable changes in Segment operating loss as described above.
For information related to Postretirement Plans, see Note 14 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other (expense)/income are shown in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Share-based plans	($40)	$118	$11	$65
Deferred compensation	(150)	(100)	(70)	(51)
Amortization of previously capitalized interest	(64)	(70)	(22)	(24)
Research and development expense, net	(285)	(293)	(102)	(105)
Eliminations and other unallocated items	(1,606)	(1,019)	(565)	(303)
Unallocated items, eliminations and other	($2,145)	($1,364)	($748)	($418)
Share-based plans expense for the nine months ended September 30, 2025, increased by $158 million compared with the same period in 2024. Share-based plans income for the three months ended September 30, 2025, decreased by $54 million compared with the same period in 2024. The decrease in share-based plans income for the nine and three months ended September 30, 2025, compared with the same periods in 2024 was primarily due to the timing of corporate allocations.
Deferred compensation expense for the nine and three months ended September 30, 2025, increased by $50 million and $19 million compared with the same periods in 2024 primarily driven by changes in our stock price.
Research and development expense was largely unchanged during the nine and three months ended September 30, 2025, compared with the same periods in 2024.
Eliminations and other unallocated items expense for the nine and three months ended September 30, 2025, increased by $587 million and $262 million compared with the same periods in 2024 primarily due to higher General and administrative expense. General and administrative expense for the nine months ended September 30, 2025, and 2024, includes earnings charges of $445 million and $244 million related to agreements with the U.S. Department of Justice. For additional discussion, see Note 19 to our Condensed Consolidated Financial Statements.

Other Earnings Items

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Loss from operations	($4,496)	($6,937)	($4,781)	($5,761)
Other income, net	924	790	276	265
Interest and debt expense	(2,112)	(1,970)	(694)	(728)
Loss before income taxes	(5,684)	(8,117)	(5,199)	(6,224)
Income tax (expense)/benefit	(298)	149	(140)	50
Net loss	(5,982)	(7,968)	(5,339)	(6,174)
Less: Net earnings/(loss) attributable to noncontrolling interest	3	(16)	(2)	(4)
Net loss attributable to Boeing shareholders	($5,985)	($7,952)	($5,337)	($6,170)
Other income, net for the nine months ended September 30, 2025, increased by $134 million compared with the same period in 2024, primarily due to an increase in interest income on short-term investments and dividend income, partially offset by lower non-operating pension income. Other income, net for the three months ended September 30, 2025, remained largely unchanged compared with the same period in 2024. For information on changes related to non-operating pension and postretirement expenses, see Note 14 to our Condensed Consolidated Financial Statements.
Interest and debt expense for the nine months ended September 30, 2025, increased by $142 million compared with the same period in 2024 primarily as a result of higher average interest rates. Interest and debt expense for the three months ended September 30, 2025, remained largely unchanged compared with the same period in 2024.
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
The following table summarizes cost of sales:

(Dollars in millions)	Nine months ended September 30			Three months ended September 30
	2025	2024	Change	2025	2024	Change
Cost of sales	$63,038	$51,677	$11,361	$25,645	$21,347	$4,298
Cost of sales as a % of Revenues	96.2%	100.8%	(4.6)%	110.2%	119.7%	(9.5)%
Cost of sales for the nine months ended September 30, 2025, increased by $11,361 million, or 22%, compared with the same period in 2024, primarily due to higher revenues and an increase in reach-forward losses at BCA, partially offset by lower charges on BDS fixed-price development programs. Cost of sales as a percentage of Revenues decreased during the nine months ended September 30, 2025, compared with the same period in 2024 primarily due to lower charges on BDS fixed-price development programs, partially offset by higher reach-forward losses at BCA.
Cost of sales for the three months ended September 30, 2025, increased by $4,298 million, or 20%, compared with the same period in 2024, primarily due to higher revenues and an increase in reach-forward losses at BCA, partially offset by lower charges on BDS fixed-price development programs. Cost of sales as a percentage of Revenues decreased during the three months ended September 30, 2025, compared with the same period in 2024 primarily due to lower charges on BDS fixed-price development programs, partially offset by higher reach-forward losses at BCA.
Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Commercial Airplanes	$1,657	$1,852	$565	$779
Defense, Space & Security	618	728	198	234
Global Services	91	103	32	36
Other	285	293	102	105
Total	$2,651	$2,976	$897	$1,154
Research and development expense decreased by $325 million and $257 million during the nine and three months ended September 30, 2025, compared to the same periods in 2024. The decrease in expense was primarily due to lower spending at BCA and BDS.
Backlog

(Dollars in millions)	September 30 2025	December 31 2024
Commercial Airplanes	$534,613	$435,175
Defense, Space & Security	76,084	64,023
Global Services	24,634	21,403
Unallocated items, eliminations and other	357	735
Total Backlog	$635,688	$521,336

Contractual backlog	$598,551	$498,802
Unobligated backlog	37,137	22,534
Total Backlog	$635,688	$521,336
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog of $99,749 million during the nine months ended September 30, 2025, was primarily due to a $99,438 million increase in BCA backlog. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase of $14,603 million in unobligated backlog during the nine months ended September 30, 2025 was due to an increase in BDS backlog.

Additional Considerations
U.S. Government Funding Considerable uncertainty exists regarding how future U.S. government budget and program decisions will unfold, including the spending priorities of the Administration and Congress.
The Full-Year Continuing Appropriations and Extensions Act, 2025, enacted on March 15, 2025, largely continued federal funding at fiscal year 2024 appropriated levels through September 30, 2025.
As of October 1, 2025, funding for U.S. government departments and agencies, including the Department of War (DoW), the National Aeronautics and Space Administration (NASA), and the Department of Transportation (DOT), including the FAA, has lapsed. Elements of the federal government that have not been deemed to be “excepted” have ceased operations. We rely on the U.S. government in various aspects of our defense, commercial, and services businesses. During a shutdown, requirements to furlough employees in the DoW, NASA, the DOT, including the FAA, or other government agencies could result in payment delays, impair our ability to perform work on existing contracts or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays that could have a material effect on our financial position, results of operations and/or cash flows.
Global Trade The global trade landscape is currently highly volatile. Various countries have announced plans for and/or have implemented new or modified tariffs or have eliminated tariffs previously imposed.
During 2025, the U.S. reached bilateral trade agreements that recognize tariff-free trade of products within the scope of the World Trade Organization Agreement on Trade in Civil Aircraft with the United Kingdom, Japan, and the European Union. As of September 30, 2025, the U.S. applies a diverse range of reciprocal tariffs to imports originating from countries that have not concluded bilateral trade agreements with the U.S. The updated reciprocal tariff rates originally announced during the second quarter of 2025 became effective on August 7, 2025. On August 11, 2025, the U.S. and China further extended the pause on the reciprocal tariffs on each other's imports until November 10, 2025, while trade negotiations continue. However, the current state of U.S.-China trade relations remains an ongoing watch item.
In addition, as of September 30, 2025, the U.S. maintains tariffs announced during the first quarter of 2025 on goods imported from China, as well as goods imported from Canada and Mexico that are not compliant with the United States-Mexico-Canada Agreement (USMCA). We believe that the majority of our imports from Canada and Mexico are compliant with the provisions of the USMCA.
As of September 30, 2025, the U.S. also maintains new and modified tariffs on aluminum, steel, and copper imports implemented during 2025, and has announced reviews of additional sectors.
Collectively, these tariffs, and any retaliatory actions taken by countries in response to the U.S. tariffs, could have a material impact on our financial position, results of operations and/or cash flows. Our year-to-date and third quarter results reflect our best estimate of the impacts of the tariffs enacted as of September 30, 2025, and certain potential mitigating actions.
We seek to comply with all U.S. and other government import requirements, export control requirements and sanctions. We continually monitor the global trade environment for new and/or changing tariffs, retaliatory actions, trade agreements, export restrictions, sanctions or other restrictions that may impact us or our supply chain or customers, and work to mitigate impacts to our business.
The current state of U.S.-China relations remains an ongoing watch item. China is a significant market for commercial aircraft, and we have long-standing relationships with our Chinese customers. After pausing deliveries in April 2025, China resumed accepting deliveries in June 2025. Overall, the U.S.-China trade relationship is challenged due to tariffs, export restrictions and related supply chain constraints, and other economic and national security concerns.

Supply Chain We and our suppliers are experiencing inflationary pressures, as well as supply chain disruptions as a result of global supply chain constraints and labor instability. Our supply chain is also being impacted by the tariffs and export restrictions discussed above. Certain of our suppliers are also experiencing financial difficulties. We continue to monitor the health and stability of the supply chain. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows. During 2024, we recorded a reach-forward loss of $1,770 million on the T-7A Red Hawk program that was primarily driven by projected increases in supplier cost estimates. In addition, we recorded losses on the KC-46A Tanker and Commercial Crew programs during 2024 that were partially attributable to higher supplier costs. We recorded a reach-forward loss on the 777X program during the third quarter of 2025 that was partially attributable to higher estimated supplier costs.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Revenues	$30,115	$18,099	$11,094	$7,443
Loss from operations	($6,447)	($5,879)	($5,353)	($4,021)
Operating margins	(21.4)%	(32.5)%	(48.3)%	(54.0)%
Revenues
BCA revenues increased by $12,016 million for the nine months ended September 30, 2025, compared with the same period in 2024 primarily due to higher deliveries across all programs and the absence of 737-9 customer considerations. BCA revenues increased by $3,651 million for the three months ended September 30, 2025, compared with the same period in 2024 primarily due to higher deliveries.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	767	*	777	787	Total
Deliveries during the first nine months of 2025	330	(5)	20	(10)	29	61	440
Deliveries during the first nine months of 2024	229	(4)	15	(7)	11	36	291
Deliveries during the third quarter of 2025	121	(2)	6	(3)	9	24	160
Deliveries during the third quarter of 2024	92	(2)	6	(2)	4	14	116
Cumulative deliveries as of 9/30/2025	9,123		1,341		1,770	1,222
Cumulative deliveries as of 12/31/2024	8,793		1,321		1,741	1,161
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $6,447 million for the nine months ended September 30, 2025, compared with $5,879 million in the same period in 2024 reflecting a higher reach-forward loss on the 777X program and lower program margins, partially offset by higher deliveries, the absence of 737-9 customer considerations and lower abnormal costs. BCA loss from operations was $5,353 million for the three months ended September 30, 2025, compared with $4,021 million in the same period in 2024 primarily reflecting the higher reach-forward loss on the 777X program, partially offset by higher deliveries and lower period expenses.
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
BCA total backlog increased from $435,175 million as of December 31, 2024, to $534,613 million at September 30, 2025, reflecting new orders in excess of deliveries and a decrease in the value of existing orders that, in our assessment, do not meet the accounting requirements of ASC 606 for inclusion in backlog, partially offset by cancellations. Aircraft order cancellations during the nine months ended September 30, 2025, totaled $3,037 million and primarily relate to 737 aircraft. Net ASC 606 adjustments during the nine months ended September 30, 2025, totaled $9,951 million and primarily relate to 777X and 787 aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Program
As of 9/30/2025	737		767	777	777X	787	†
Program accounting quantities	12,000		1,263	1,828	600	1,900
Undelivered units under firm orders	4,349	*	89	50	473	993	(2)
Cumulative firm orders	13,472		1,430	1,820	473	2,215

As of 12/31/2024	737		767	777	777X	787	†
Program accounting quantities	11,600		1,263	1,822	500	1,800
Undelivered units under firm orders	4,303	*	109	68	358	719	(8)
Cumulative firm orders	13,096		1,430	1,809	358	1,880
† Customer financing aircraft orders are identified in parentheses.
*Approximate undelivered orders by minor model for September 30, 2025 and December 31, 2024: 737-7 (7%, 7%), 737-8 (62%, 63%), 737-9 (4%, 5%) and 737-10 (27%, 25%).
Program Highlights
737 Program In January 2024, a 737-9 flight made an emergency landing after a mid-exit door plug detached in flight. As a result of the accident, the FAA investigated the 737 quality control system, including Spirit AeroSystems Holdings, Inc. (Spirit), and increased its oversight of Boeing’s production and quality and safety management systems. The FAA also communicated it will not support production rate increases beyond 38 per month or additional production lines until Boeing has complied with required quality and safety standards. In 2024, we submitted a comprehensive safety and quality plan to the FAA to address the issues identified in connection with the FAA's investigation. We also took additional actions to improve safety and quality, which include investing in workforce training, simplifying plans and processes, eliminating defects, and enhancing our safety and quality culture. In 2025, we are continuing to implement these improvements and align our production plans consistent with the comprehensive safety and quality plan.

We increased the accounting quantity by 400 units during the nine months ended September 30, 2025 due to the program's normal progress of obtaining additional orders and delivering airplanes. We gradually increased the production rate to 38 per month during the first half of 2025 operating within our safety and quality plan. In October 2025, after extensive reviews of the key performance indicators (KPIs), the FAA and Boeing jointly agreed the KPIs and rate readiness process guided by our Safety Management System supported an increase of the 737 production rate to 42 per month. As of September 30, 2025, we had approximately five 737-8 aircraft in inventory for customers in China that were produced prior to 2023. We are scheduled to deliver these aircraft in 2025. It is currently unclear whether the trade tensions between the U.S. and China will impact future deliveries to China.
We are continuing to work through the certification process of the 737-7 and 737-10 models, which have been delayed, while we continue to work through the engineering solution for the engine anti-ice system. We now expect certification to occur in 2026. As of September 30, 2025, we had approximately 35 737-7 and 737-10 aircraft in inventory. We are following the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
If we are unable to deliver aircraft and/or increase future production rates, or certify the 737-7 and 737-10 models consistent with our assumptions, our financial position, results of operations and cash flows will be adversely affected.
See further discussion of the 737 MAX in Note 7 and Note 11 to our Condensed Consolidated Financial Statements.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. We are currently targeting a production rate of approximately three aircraft per month. We expect to complete production of the 767 commercial program by 2027. During 2024, we recorded reach-forward losses of $580 million. During the nine months ended September 30, 2025, we recorded further reach-forward losses of $241 million primarily driven by higher production costs.
See further discussion of the KC-46A Tanker program in Note 11 to our Condensed Consolidated Financial Statements.
777 and 777X Programs The accounting quantity for the 777 program extends through year-end 2027. We increased the accounting quantity by six units during the nine months ended September 30, 2025, because we now expect to produce an additional six units in that timeframe. Cumulative firm orders for the 777X increased from 358 units at December 31, 2024, to 473 units at September 30, 2025. We increased the accounting quantity for the 777X program by 100 units to 600 units during the nine months ended September 30, 2025.
In July 2024, we obtained approval from the FAA to begin the first phase of certification flight testing. Flight testing was paused starting in August 2024 and resumed in January 2025. During the first nine months of 2025, we obtained approval from the FAA to begin the second major phase of certification flight testing, and we had anticipated beginning the third major phase of certification flight testing in the third quarter of 2025. It has taken longer than expected to complete the supporting analysis and obtain FAA approval to begin this phase of testing. We anticipate obtaining FAA approval and starting the third phase of flight testing later this year or early next year. We have also reassessed the anticipated timing to complete subsequent phases of FAA certification flight testing. As a result, we now expect first delivery of the 777-9 to occur in 2027. Due to these delays and to address continued production challenges, we slowed our production rate plans, which resulted in higher estimated production and change-incorporation costs, as well as associated customer and supply chain impacts. The impact of these changes on estimated revenues and costs were partially offset by the 100-unit accounting quantity increase, resulting in an incremental reach-forward loss of $4,899 million during the third quarter of 2025.
We continue to anticipate first delivery of the 777-8 Freighter to occur approximately two years after the first delivery of the 777-9. First delivery of the 777-8 passenger aircraft is not expected to occur before 2030. We are continuing to follow the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.

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
787 Program The 787 program began increasing the production rate to seven per month during the second quarter of 2025 and continues to work toward stabilizing production. We are continuing to monitor supply chain health and factory performance as we work to increase production rates. As of September 30, 2025, and December 31, 2024, we had approximately 10 aircraft and 25 aircraft in inventory that were produced prior to 2023 and required rework. In February 2025, we completed the rework of the last aircraft, and we expect to deliver the 10 aircraft in inventory in 2025 and 2026. It is currently unclear whether the trade tensions between the U.S. and China will impact future deliveries to China.
Additional Considerations
On June 30, 2024, we entered into an agreement to acquire Spirit. See Note 2 to our Condensed Consolidated Financial Statements.
Defense, Space & Security
Overview
In May 2025, the U.S. government released the President's budget request for fiscal year 2026 (FY26), which requested $848 billion in funding for the DoW and $19 billion for NASA. The corresponding FY25 appropriated levels are $856 billion for the DoW and $25 billion for NASA.
In July 2025, the One Big Beautiful Bill Act appropriated an additional $156 billion for national defense priorities and an additional $10 billion for NASA programs over the next several years.
There is ongoing uncertainty with respect to final program-level spending for the DoW, NASA and other government agencies for FY26 and beyond. Future budget cuts or investment priority changes, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our financial position, results of operations and/or cash flows.
The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At September 30, 2025, 20% of BDS backlog was attributable to non-U.S. customers.

Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Revenues	$19,817	$18,507	$6,902	$5,536
Earnings/(loss) from operations	$379	($3,146)	$114	($2,384)
Operating margins	1.9%	(17.0)%	1.7%	(43.1)%
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
Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
F/A-18 Models	12	5	3	1
F-15 Models	7	10	3	3
T-7A Red Hawk		1		1
CH-47 Chinook (New)	1	2
CH-47 Chinook (Renewed)	9	7	2	2
AH-64 Apache (New)	14	10	8	7
AH-64 Apache (Remanufactured)	28	24	7	11
MH-139 Grey Wolf	6	3	1	3
P-8 Models	4	4	2	1
KC-46 Tanker	9	10	4	5
Commercial Satellites	4		2
Total	94	76	32	34
Revenues
BDS revenues for the nine months ended September 30, 2025, increased by $1,310 million compared with the same period in 2024. The increase is primarily due to $1,438 million lower net unfavorable cumulative contract catch-up adjustments compared to the prior year comparable period. The increase in revenue was partially offset by the absence of a favorable MQ-25 contract modification that was awarded during the first quarter of 2024.
BDS revenues for the three months ended September 30, 2025, increased by $1,366 million compared with the same period in 2024. The increase reflects $830 million lower net unfavorable cumulative contract catch-up adjustments. The increase also reflects higher volume of $525 million primarily on E-7, KC-46A, and weapons programs.
Earnings/(Loss) From Operations
BDS earnings from operations for the nine months ended September 30, 2025, was $379 million, compared with a loss from operations of $3,146 million in the same period in 2024. The year-over-year improvement in earnings is primarily due to lower net unfavorable cumulative catch-up adjustments of $3,714 million compared to the prior year comparable period. During the nine months ended September

30, 2024, losses incurred on the five major fixed-price development programs totaled $3,302 million. Losses on the five major development programs were not significant in 2025. In addition, the year over year earnings improvement reflects higher earnings from other programs including fighters, P-8, satellites and weapons.
BDS earnings from operations was $114 million for the three months ended September 30, 2025, compared with loss from operations of $2,384 million in the same period in 2024. The year over year improvement in earnings reflects a decrease in net unfavorable cumulative contract catch-up adjustments which were $2,362 million lower than the comparable period in the prior year. Higher volume also contributed to the comparative earnings increase. During the third quarter of 2024, losses incurred on the five major fixed-price development programs totaled $2,036 million. In addition, earnings in 2024 were adversely impacted by lower earnings on several programs including fighters, P-8 and E-7, reflecting production and engineering inefficiencies.
See further discussion of fixed-price contracts in Note 11 to our Condensed Consolidated Financial Statements.
BDS earnings/(loss) from operations includes our share of earnings from equity method investments of $30 million and $10 million for the nine and three months ended September 30, 2025, compared with $104 million and $9 million for the same periods in 2024.
Backlog
BDS backlog was $76,084 million at September 30, 2025 compared with $64,023 million as of December 31, 2024. The increase reflects the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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
Approximately 3,200 International Association of Machinists and Aerospace Workers District 837 (IAM 837) represented employees at our St. Louis area sites have been on strike since August 4, 2025. This is disrupting our St. Louis operations. Programs impacted include F/A-18, F-15, T-7A, MQ-25 and Weapons. If we are unable to successfully negotiate a new contract with IAM 837 and the strike continues for a prolonged period, our financial position, results of operations and cash flows could be materially impacted.

Global Services
Results of Operations

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Revenues	$15,714	$14,835	$5,370	$4,901
Earnings from operations	$2,930	$2,620	$938	$834
Operating margins	18.6%	17.7%	17.5%	17.0%
Revenues
BGS revenues for the nine months ended September 30, 2025 increased by $879 million compared with the same period in 2024, primarily due to higher government and commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2025 was $93 million lower than the prior year comparable period.
BGS revenues for the three months ended September 30, 2025 increased by $469 million compared with the same period in 2024, primarily due to higher commercial and government services revenue. The net favorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2025 was $42 million higher than the net unfavorable impact in the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the nine months ended September 30, 2025 increased by $310 million compared with the same period in 2024, due to higher commercial and government services revenue and a 2025 gain on asset disposition. The net unfavorable impact of cumulative contract catch-up adjustments for the nine months ended September 30, 2025 was $71 million lower than the prior year comparable period.
BGS earnings from operations for the three months ended September 30, 2025 increased by $104 million compared with the same period in 2024, primarily due to higher commercial and government services revenue. The net favorable impact of cumulative contract catch-up adjustments for the three months ended September 30, 2025 was $54 million higher than the net unfavorable impact in the prior year comparable period.
Backlog
BGS total backlog increased from $21,403 million at December 31, 2024 to $24,634 million at September 30, 2025, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior years.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Nine months ended September 30
	2025	2024
Net loss	($5,982)	($7,968)
Non-cash items	8,259	6,271
Changes in assets and liabilities	(2,543)	(6,933)
Net cash used by operating activities	(266)	(8,630)
Net cash (used)/provided by investing activities	(5,901)	653
Net cash (used)/provided by financing activities	(812)	5,238
Effect of exchange rate changes on cash and cash equivalents	39	8
Net decrease in cash & cash equivalents, including restricted	(6,940)	(2,731)
Cash & cash equivalents, including restricted, at beginning of year	13,822	12,713
Cash & cash equivalents, including restricted, at end of period	$6,882	$9,982
Operating Activities Net cash used by operating activities was $0.3 billion during the nine months ended September 30, 2025, compared with $8.6 billion during the same period in 2024. The $8.3 billion decrease in net cash used by operating activities was primarily driven by higher commercial airplane deliveries, lower customer considerations and working capital improvements.
Non-cash items for the nine months ended September 30, 2025, was $8.3 billion compared with $6.3 billion during the same period in 2024. The change in Non-cash items was primarily due to higher 777X reach-forward losses recorded during the nine months ended September 30, 2025 compared with the same period in 2024.
Changes in assets and liabilities during the nine months ended September 30, 2025, improved by $4.4 billion compared with the same period in 2024, primarily driven by favorable changes in Inventories ($6.7 billion) and Accounts payable ($0.4 billion), partially offset by unfavorable changes in Advances and progress billings ($3.7 billion). The change in Inventories was primarily driven by higher deliveries on our commercial airplane programs during the nine months ended September 30, 2025, as compared to the same period in 2024. The change in Accounts payable during the nine months ended September 30, 2025, compared to the same period in 2024 reflects increased production primarily in our commercial airplanes business. The change in Advances and progress billings during the nine months ended September 30, 2025, compared to the same period in 2024 was primarily driven by increased commercial airplane deliveries and revenue recognized at BDS, partially offset by higher advances on commercial airplane orders. Concessions paid to 737 MAX customers totaled $0.1 billion and $0.8 billion for the nine months ended September 30, 2025 and 2024.
Payables to suppliers who elected to participate in supply chain financing programs decreased by $0.8 billion and $0.2 billion during the nine months ended September 30, 2025 and 2024. Supply chain financing is not material to our overall liquidity.
Investing Activities Net cash used by investing activities during the nine months ended September 30, 2025, was $5.9 billion, compared with net cash provided of $0.7 billion during the same period in 2024. The increase in cash used was primarily due to net contributions to investments of $3.7 billion in 2025 compared with net proceeds from investments of $2.8 billion in 2024. During the nine months ended September 30, 2025 and 2024, capital expenditures were $2.0 billion and $1.6 billion. We continue to expect capital expenditures in 2025 to be higher than in 2024.
Financing Activities Net cash used by financing activities was $0.8 billion during the nine months ended September 30, 2025, compared with net cash provided of $5.2 billion during the same period in 2024. During the nine months ended September 30, 2025, net repayments were $0.6 billion compared with net borrowings of $5.3 billion during the same period in 2024. Dividends paid on mandatory convertible preferred stock during the nine months ended September 30, 2025, was $0.2 billion.
As of September 30, 2025, the total debt balance was $53.4 billion, down from $53.9 billion at December 31, 2024. At September 30, 2025, $8.7 billion of debt was classified as short-term.
Capital Resources
At September 30, 2025, we had $6.2 billion of cash, $16.8 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. In August 2025, we entered into a $3.0 billion, 364-day revolving credit agreement expiring in August 2026. This facility replaced the $3.0 billion, three-year revolving credit agreement which was scheduled to terminate in August 2025. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings until August 2027. Our legacy $3.0 billion, five-year revolving credit agreement expiring in August 2028 and $4.0 billion, five-year revolving credit agreement expiring in May 2029 each remain in effect. We anticipate that these credit lines will primarily serve as back-up liquidity to support our general corporate borrowing needs. At September 30, 2025 we were in full compliance with all covenants contained in our debt and credit facility agreements.
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

Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $908 million at September 30, 2025. For additional information, see Note 11 to our Condensed Consolidated Financial Statements.
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
The Pension FAS/CAS service cost adjustments recognized in Loss from operations were benefits of $588 million and $198 million for the nine and three months ended September 30, 2025, compared with benefits of $608 million and $148 million for the same periods in 2024. The lower benefits in 2025 were primarily due to reductions in allocated pension cost year over year. The non-operating pension income included in Other income, net was $127 million and $42 million for the nine and three months ended September 30, 2025, compared with $368 million and $123 million for the same periods in 2024. The lower benefits in 2025 were primarily due to lower expected return on plan assets. For further discussion of pension and other postretirement costs see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 and 29 of our 2024 Annual Report on Form 10-K.
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

(Dollars in millions, except per share data)	Nine months ended September 30		Three months ended September 30
	2025	2024	2025	2024
Revenues	$65,515	$51,275	$23,270	$17,840
Loss from operations, as reported	($4,496)	($6,937)	($4,781)	($5,761)
Operating margins	(6.9)%	(13.5)%	(20.5)%	(32.3)%

Pension FAS/CAS service cost adjustment(1)	($588)	($608)	($198)	($148)
Postretirement FAS/CAS service cost adjustment(1)	(199)	(224)	(70)	(80)
FAS/CAS service cost adjustment(1)	($787)	($832)	($268)	($228)
Core operating loss (non-GAAP)	($5,283)	($7,769)	($5,049)	($5,989)
Core operating margins (non-GAAP)	(8.1)%	(15.2)%	(21.7)%	(33.6)%

Diluted loss per share, as reported	($8.25)	($12.91)	($7.14)	($9.97)
Pension FAS/CAS service cost adjustment(1)	(0.78)	(0.99)	(0.26)	(0.24)
Postretirement FAS/CAS service cost adjustment(1)	(0.26)	(0.36)	(0.09)	(0.13)
Non-operating pension income(2)	(0.17)	(0.60)	(0.06)	(0.20)
Non-operating postretirement income(2)	(0.02)	(0.09)	(0.01)	(0.03)
Provision for deferred income taxes on adjustments(3)	0.26	0.43	0.09	0.13
Core loss per share (non-GAAP)	($9.22)	($14.52)	($7.47)	($10.44)

Diluted weighted average common shares outstanding (in millions)	756.7	615.8	759.9	618.6
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

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2025 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The following table provides information about purchases we made during the quarter ended September 30, 2025, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2025 thru 7/31/2025	28,866	$232.93
8/1/2025 thru 8/31/2025	6,963	229.15
9/1/2025 thru 9/30/2025	3,728	235.24
Total	39,557	$232.48
(1)A total of 39,557 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

10.1
364-Day Credit Agreement, dated as of August 25, 2025, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and Citibank, N.A. and JPMorgan Chase Bank N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 25, 2025)

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

THE BOEING COMPANY
(Registrant)

October 29, 2025	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller