Form 10-K
period 2025-12-31
BOEING CO
filed 2026-01-30
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, there were 755,623,105 shares of common stock outstanding held by non-affiliates of the registrant, and the aggregate market value of the shares of common stock (based upon the closing price of these shares on the New York Stock Exchange) was approximately $158.3 billion.
The number of shares of the registrant’s common stock outstanding as of January 23, 2026 was 785,347,096.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2025.

THE BOEING COMPANY
Index to the Form 10-K
For the Fiscal Year Ended December 31, 2025

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
Defense, Space & Security Segment
This segment engages in the research, development, production and modification of manned and unmanned military aircraft and weapons systems for strike, surveillance and mobility, including fighter and trainer aircraft; vertical lift, including rotorcraft and tilt-rotor aircraft; and commercial derivative aircraft, including anti-submarine and tanker aircraft. In addition, this segment engages in the research, development, production and modification of the following products and related services: strategic defense and intelligence systems, including strategic missile and defense systems, command, control, communications, computers, intelligence, surveillance and reconnaissance, cyber and information solutions, and intelligence systems, satellite systems, including government and commercial satellites and space exploration.
Global Services Segment
This segment provides services to our commercial and defense customers worldwide. Global Services sustains aerospace platforms and systems with a full spectrum of products and services, including supply chain and logistics management, engineering, maintenance and modifications, upgrades and conversions, spare parts, pilot and maintenance training systems and services, technical and maintenance documents, and digital solutions and analytics.
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
Human Capital
As of December 31, 2025, Boeing’s total workforce was approximately 182,000 with 14% located outside of the U.S.
As of December 31, 2025, our workforce included approximately 72,000 union members. As of December 31, 2025, we had 32 independent agreements with nine different unions in the U.S., and we had agreements with 18 employee representative bodies internationally. Information about our principal collective bargaining agreements is set forth in the following table:

Union	% of Total Workforce	Major Agreements with Union	Principal Location	Expiration Date
The International Association of Machinists and Aerospace Workers (IAM)	25%	IAM District 70	Kansas	June 2027
		IAM District 751	Washington	September 2028
		IAM District 837	Missouri	July 2030
The Society of Professional Engineering Employees in Aerospace (SPEEA)	11%	SPEEA Professional	Kansas	January 2026
		SPEEA Technical	Washington	October 2026
		SPEEA Professional	Washington	October 2026
		SPEEA Technical	Kansas	December 2028
The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	1%	UAW Local 952	Oklahoma	January 2026
		UAW Local 1069	Pennsylvania	April 2027
During 2024, employees represented by IAM District 751, which represents over 30,000 Boeing manufacturing employees primarily located in Washington state, went out on strike for 53 days, halting production of most of our commercial aircraft and certain of our Defense, Space & Security products, and materially adversely impacting our business and financial position. During 2025, employees represented by IAM District 837, which represents approximately 3,200 employees at our St. Louis area sites, went out on strike for 101 days, disrupting our St. Louis operations and impacting programs including F/A-18, F-15, T-7A, MQ-25 and Weapons. We may experience additional work stoppages in the future, which could materially adversely affect our business, financial position, results of operations and cash flows and result in the diversion of management’s attention from other ongoing business concerns.
For information on risks related to our human capital, see “Risks Related to Our Business and Operations” in Item 1A. Risk Factors.
We are committed to creating a work environment where every teammate around the world can perform at their best and grow their careers while supporting our company’s mission to protect, connect and explore our world and beyond. During 2025, we continued to make progress in our culture transformation, including through launching our new Values and Behaviors, revising our performance management system to hold employees accountable not only for what they achieve but for how they achieve it, and enhancing training and leadership development programs. Our compensation program is designed to attract, reward and retain the best-qualified talent with competitive compensation and benefits, including healthcare, paid time off, parental leave, retirement benefits, tuition assistance, employee skills and leadership development programs, and mental and physical well-being programs.

We also invest in rewarding performance and have established a multi-level recognition program to acknowledge the achievements of excellent individual or team performance.
We support our employees’ continuous development of professional, technical and leadership skills through access to digital learning resources and partnerships with leading professional/technical societies and organizations around the world. In 2025, Boeing employees completed approximately 5.8 million hours of learning and approximately 12,000 Boeing employees leveraged our tuition assistance program to pursue degrees, professional certificates and individual courses in strategic fields of study.
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
Competition
The commercial jet aircraft market and the airline industry remain extremely competitive. BCA faces aggressive international competitors who are intent on increasing their market share, such as Airbus and entrants from China. We are focused on improving our products and processes and continuing cost reduction efforts. We intend to continue to compete with other aircraft manufacturers by providing customers with airplanes and services that deliver superior design, safety, quality, efficiency and value to customers around the world.
BDS faces strong competition primarily from General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, RTX Corporation and SpaceX. Non-U.S. companies such as BAE Systems and Airbus Group continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies. In addition, certain competitors have occasionally formed teams with other competitors to address specific customer requirements. BDS expects the trend of strong competition to continue into 2026.
The commercial and defense services markets are extremely challenging and are made up of many of the same strong U.S. and non-U.S. competitors facing BCA and BDS along with other competitors in those markets. BGS leverages our extensive services network offering products and services which span the life cycle of our defense and commercial aircraft programs: training, fleet services and logistics, maintenance and engineering, modifications and upgrades, as well as the daily cycle of gate-to-gate operations. BGS expects the market to remain highly competitive in 2026, and intends to grow market share by leveraging a high level of customer satisfaction and productivity.
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
Commercial Aircraft. In the U.S., our commercial aircraft products are required to comply with FAA regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. For example, as a result of the 737-9 door plug accident in January 2024, the FAA investigated the 737 quality control system, including Spirit AeroSystems Holdings, Inc. (Spirit), and increased its oversight of our production and quality and safety management systems. The 737 program may only increase production rates and/or implement new production lines with the concurrence of the FAA. New aircraft models and new derivative aircraft are required to obtain FAA certification prior to entry into service. Outside the U.S., similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Union Aviation Safety Agency.
Environmental. We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the utilization, discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could also be affected by laws and regulations relating to climate change, including laws limiting or otherwise related to greenhouse gas emissions. These laws and regulations could lead to increased environmental compliance expenditures, increased energy and raw materials costs and new and/or additional investment in designs and technologies. We continually assess our compliance status and management of environmental matters to monitor compliance with applicable environmental laws and regulations. Investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. It is reasonably possible that costs incurred to ensure continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil, air and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations. For additional information relating to environmental contingencies, see Note 15 to our Consolidated Financial Statements.
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
We derive a significant portion of our revenues from a limited number of commercial airlines. We can make no assurance that any customer will exercise purchase options, fulfill existing purchase commitments or purchase additional products or services from us. In addition, fleet decisions, airline consolidations or financial challenges involving any of our major commercial airline customers could significantly reduce our revenues and limit our opportunity to generate profits from those customers. Our customers’ fleet decisions and financial position are also impacted by fuel and other costs, as well as inflationary pressures.

Our Commercial Airplanes business depends on our ability to maintain a healthy production system, ensure every airplane in our production system conforms to exacting specifications, achieve planned production rate targets, successfully develop and certify new aircraft or new derivative aircraft, and meet or exceed stringent performance and reliability standards.
The commercial aircraft business is extremely complex, involving extensive coordination and integration with suppliers, highly-skilled labor performed by thousands of employees, and stringent and evolving regulatory requirements and performance and reliability standards. As a result, our ability to deliver aircraft on time, satisfy regulatory and customer requirements, and achieve or maintain, as applicable, program profitability is subject to significant risks.
The introduction of new aircraft programs and/or derivatives, such as the 777X, 737-7 and 737-10, takes years and involves significant risks associated with meeting development, testing, certification, and production schedules. We follow the lead of the FAA as we work through the certification process, and the FAA ultimately determines the timing of certification and entry into service. There have been significant delays on each of these development programs and if we experience additional delays in achieving certification or meeting customer commitments, or if we or our suppliers are unable to timely and effectively address issues discovered during certification and testing and/or efficiently and cost-effectively incorporate required design changes into production aircraft, our financial position, results of operations and cash flows would be adversely impacted. For example, the 777X program, which launched in 2013 and is currently expecting first delivery in 2027, recognized additional reach-forward losses of $4.9 billion and $3.5 billion in 2025 and 2024, primarily due to production challenges, certification and delivery delays, and higher estimated labor and supplier costs. A number of our customers have contractual remedies, including compensation for late deliveries or rights to reject individual airplane deliveries based on delivery delays. Delays on the 737, 777X and 787 programs have resulted in, and may continue to result in, customers having the right to terminate orders, be compensated for late deliveries and/or substitute orders for other Boeing aircraft.
We must minimize disruption caused by production changes, achieve and maintain operational stability and implement productivity improvements to meet customer demand and maintain our profitability. We have plans to increase production rates on several of our commercial aircraft programs, while continuing ongoing development and production of new or derivative aircraft. These plans include increasing the 737 production rate to 47 per month in 2026, as well as further production rate increases that will require a new production line. There is risk that planned production rate increases may be delayed or not occur at all if our production health key performance indicators and rate readiness process guided by our Safety Management System do not support increasing production rates or we are unable to obtain FAA concurrence. Similarly, there is risk that planned 787 production rate increases may be delayed or not occur at all. We also continue to seek opportunities to reduce the costs of building our aircraft, including working with our suppliers to reduce supplier costs, identifying and implementing productivity improvements and optimizing how we manage inventory. If production rate changes on any of our programs are delayed or create significant disruption to our production system, or if our suppliers cannot timely deliver components that comply with design specifications to us at the cost and rates necessary to achieve our targets, we may be unable to meet delivery schedules and/or the financial performance of one or more of our programs may suffer.
Operational challenges impacting the production system for one or more of our commercial aircraft programs could result in additional production delays and/or failure to meet customer demand for new aircraft, either of which would negatively impact our revenues and operating margins. Our commercial aircraft production system is extremely complex. Operational issues, including certification and/or delivery delays, quality issues, labor instability, supply chain constraints, defects in supplier components, failure to meet internal performance plans, or delays or failures to achieve required regulatory approval, result in additional out-of-sequence work and increased production costs, as well as delayed deliveries to customers, impacts to aircraft performance and/or increased warranty or fleet support costs. For example, as part of our plan to improve safety and quality and to address the issues identified by the FAA following the 737-9 door plug accident in January 2024, we slowed 737 production rates and delayed planned production rate increases to reduce traveled work in our factory and at our suppliers. These actions, as well as our recent acquisition of Spirit (Spirit Acquisition), significantly impacted our financial position, results of operations and cash flows. We and our suppliers have experienced supply chain disruptions and constraints, labor instability and inflationary pressures. These factors have and may continue to reduce overall productivity and adversely impact our financial position, results of operations and cash flows.
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
Changes in levels of U.S. government defense spending or acquisition priorities, as well as significant delays in U.S. government appropriations, could negatively impact our business, financial position, results of operations and cash flows.
We derive a substantial portion of our revenue from the U.S. government, primarily from defense related programs with the United States Department of War (DoW) and contracts with other government agencies, including NASA. Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors such as the evolving nature of the national security threat environment, U.S. national security strategy, U.S. foreign policy, the domestic political environment, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills. The government may also constrain discretionary spending by instituting enforceable spending caps.
The timeliness of annual appropriations for U.S. government departments and agencies remains a recurrent risk. Congress may fund government departments and agencies with one or more continuing resolutions, which could delay new programs or competitions and/or negatively impact the execution of certain program activities. A lapse in appropriations for government departments or agencies would result in a full or partial government shutdown, which could impact our operations. In the event of a prolonged shutdown, requirements to furlough employees in the DoW, the Department of Transportation, including the FAA, or other government agencies could result in payment delays, impair our ability to deliver commercial airplanes or perform work on existing contracts, delays in the certification of new aircraft or otherwise impact our operations, negatively impact future orders, and/or cause other disruptions or delays. There is uncertainty regarding which government functions would shut down or continue operations during a lapse in appropriations, and corresponding uncertainty regarding the extent or magnitude of potential impacts to our operations. For additional information on U.S. government appropriations and budgets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Considerations – U.S. Government Funding” on page 31 of this Form 10-K.
In addition, there continues to be uncertainty with respect to future acquisition priorities and program-level appropriations for the DoW, NASA and other government agencies, including changes to national security and defense priorities, and tension between modernization investments, sustainment investments, and investments in new technologies or emergent capabilities. Future investment priority changes or budget cuts, including changes associated with the authorizations and appropriations process, could result in reductions, cancellations, and/or delays of existing contracts or programs or future program opportunities. Any of these impacts could have a material effect on our financial position, results of operations and/or cash flows.
As a result of the significant ongoing uncertainty with respect to both U.S. defense spending and the evolving nature of the national security threat environment, we also expect the DoW to continue to emphasize affordability, innovation, cybersecurity and delivery of technical data and software in its procurement processes, including the implementation of cybersecurity compliance requirements on the Defense Industrial Base, for which the supply chain may not be fully prepared. If we and our suppliers are unable to adjust to these changing acquisition priorities and policies, our revenues and market share could be impacted.
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
Approximately 72,000 employees, or 40% of our total workforce, were union represented as of December 31, 2025, under collective bargaining agreements with varying durations and expiration dates. As of December 31, 2025, we had 32 independent agreements with nine different unions in the U.S., and we had agreements with 18 employee representative bodies internationally. We cannot predict how stable our union relationships will be or whether we will be able to meet the unions’ requirements. During 2024, employees represented by International Association of Machinists and Aerospace Workers (IAM) District 751, which represents over 30,000 Boeing manufacturing employees primarily located in Washington state, went out on strike for 53 days, halting production of most of our commercial aircraft and certain of our Defense, Space & Security products, and materially adversely impacting our business and financial position. During 2025, employees represented by IAM District 837, which represents approximately 3,200 employees at our St. Louis area sites, went out on strike for 101 days, disrupting our St. Louis operations and impacting programs including F/A-18, F-15, T-7A, MQ-25 and Weapons. Both the IAM District 751 and the IAM District 837 strikes occurred despite having in each case reached a tentative agreement with union leadership on the terms of the proposed contract and union leadership having recommended its members vote to ratify the proposed contract. If we are unable to successfully negotiate successor agreements with our unions that our employees will ratify

(including with Society of Professional Engineering Employees in Aerospace who have two contracts expiring in October 2026), we may experience additional work stoppages in the future, which could materially adversely affect our business, financial position, results of operations and cash flows and result in the diversion of management’s attention from other ongoing business concerns. New union contracts have in the past and could in the future adversely impact our financial position, results of operations and cash flows. The unions may also limit our flexibility in managing our workforce and operations. Work stoppages and instability in our and our suppliers’ union relationships have in the past and could in the future delay the production and/or development of our products, which could strain relationships with customers and result in lower revenues.
Competition within our markets and with respect to our products and services may reduce our future contracts and sales.
The markets in which we operate are highly competitive and one or more of our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In our BCA business, we face aggressive international competition intent on increasing market share. In our BDS business, we anticipate that the effects of defense industry consolidation, shifting acquisition and budget priorities, the entry and growth of private capital-backed and other non-traditional defense companies, and continued cost pressure at our DoW and non-U.S. customers will intensify competition for many of our BDS products. Our BGS segment faces competition from many of the same strong U.S. and non-U.S. competitors facing BCA and BDS. Furthermore, we are facing increased international competition and cross-border consolidation of competition, and U.S. procurement and compliance requirements that could limit our ability to be cost-competitive in the international market. There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenues and market share.
We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks of doing business in other countries, including those related to tariffs, trade restrictions and government actions.
In 2025, non-U.S. customers, which include Foreign Military Sales through the U.S. government (FMS), accounted for 46% of our total revenues and 60% of Commercial Airplanes revenue from customer contracts. We expect non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. We are subject to risks of doing business internationally, including:
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
China is a significant market for commercial aircraft and we have long-standing relationships with our Chinese customers. Overall, the U.S.-China trade relationship is challenged due to tariffs, sanctions, and export restrictions, as well as other economic and national security concerns. For example, in the second quarter of 2025, certain customers in China paused accepting our deliveries in response to ongoing tariff negotiations between the U.S. and China. Although deliveries to those customers have since resumed, if we are unable to deliver aircraft to customers in China consistent with our assumptions and/or obtain additional orders from China in the future, we may experience reduced deliveries and/or lower market share.
Impacts from potential deterioration in geopolitical or trade relationships between the U.S. and other countries, particularly China and European Union member states, including as a result of the risks described above, could have a material adverse impact on our financial position, results of operations and/or cash flows.
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
With respect to each of our commercial aircraft programs, inventoriable production costs (including overhead), program tooling and other non-recurring costs and routine warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts limited by the ability to make reasonably dependable estimates. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced and (c) the units’ expected sales prices, production costs, program tooling and other non-recurring costs, and routine warranty costs for the total program. Changes to customer or model mix, production costs and rates, learning curve, price escalation indices, costs of derivative aircraft, supplier performance, customer and supplier negotiations/settlements, supplier claims and/or certification issues can impact these estimates. Estimation of the accounting quantity for a program takes into account several factors including firm orders, letters of intent from prospective customers and market studies. In addition, on development programs such as the 777X, 737-7 and 737-10, we are subject to risks with respect to the timing and conditions of aircraft certification, including potential gaps between when aircraft are certified in various jurisdictions, changes in certification processes and our estimates with respect to the timing of future certifications, which could have an impact on overall program status. Any such change in estimates relating to program accounting may adversely affect future financial performance.
Because of the significance of the judgments and estimation processes described above, materially different revenues and profit amounts could be recorded if we used different assumptions, revised our estimates, or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Accounting for Long-term Contracts/Program Accounting” on pages 49 - 50 and Note 1 to our Consolidated Financial Statements on pages 60 - 70 of this Form 10-K.
We may not realize the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures.
As part of our business strategy, we may merge with or acquire businesses and/or form joint ventures and strategic alliances. Whether we realize the anticipated benefits from these acquisitions, and related activities depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected by unanticipated performance issues, legacy liabilities, cybersecurity issues or vulnerabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnification obligations. The Spirit Acquisition closed in December 2025, and difficulties in integrating Spirit may result in the failure to realize anticipated benefits of the acquisition (including anticipated synergies and safety and quality improvements) in the expected timeframe or at all, as well as operational challenges, the diversion of management’s attention from other ongoing business concerns, and unforeseen expenses, which may have an adverse impact on our operations and our financial position, results of operations and cash flows. Consolidations of joint ventures could also impact our reported results of operations or financial position. As part of our portfolio management, we also may make strategic divestitures from time to time, such as our recent divestiture of portions of our Digital Aviation Solutions business. In connection with acquisitions or divestitures, we may have obligations to, or rely on the performance of, unrelated third parties, including pursuant to transitional or longer-term services agreements and/or guarantees or other financial arrangements, and nonperformance or underperformance of such agreements could affect our future financial results. For example, in connection with the Spirit Acquisition, we are required to provide services to buyers of divested Spirit businesses, including

Airbus, and if we are unable to satisfy our obligations to these third parties or if they assert claims against us, our business and financial condition could be adversely affected.
Risks Related to Our Contracts
We conduct a significant portion of our business pursuant to U.S. government contracts, which are subject to unique risks.
In 2025, 35% of our revenues were earned pursuant to U.S. government contracts, which include FMS. Business conducted pursuant to such contracts is subject to extensive procurement regulations and other unique risks.
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
We are subject to U.S. government inquiries and investigations, including periodic audits of costs that we determine are reimbursable under U.S. government contracts. U.S. government agencies, including the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit government contractors. These agencies review our performance under contracts, cost structure and compliance with applicable laws, regulations and standards, as well as the adequacy of and our compliance with our internal control systems and policies. Any costs found to be misclassified or inaccurately allocated to a specific contract will be deemed non-reimbursable, and to the extent already reimbursed, must be refunded. Any inadequacies in our systems and policies could result in withholds on billed receivables, penalties and reduced future business. Furthermore, if any audit, inquiry or investigation uncovers improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. We also could suffer reputational harm if allegations of impropriety are made against us, even if such allegations are later determined to be false.
Our fixed-price contracts subject us to losses when we have cost overruns.
Our BDS and BGS defense businesses each generated approximately 60% of their 2025 revenues from fixed-price contracts. Fixed-price contracts subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. When our estimated costs exceed our estimated price, we recognize reach-forward losses which can significantly affect our reported results. For example, during 2024, BDS recorded $5.0 billion of additional losses on its five most significant fixed-price development programs (KC-46A Tanker, T-7A Red Hawk, Commercial Crew, VC-25B Presidential Aircraft, and MQ-25), which also affect cash flows in future periods. New programs could also have risk for reach-forward loss upon contract award and during the period of contract performance. The long-term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price contracts often contain price incentives and penalties tied to performance, which can be difficult to estimate and have significant impacts on margins. In addition, some of our contracts have specific provisions relating to cost, schedule and performance.
Estimating the costs, including labor costs, and time for us and our suppliers to complete fixed-price development and follow-on production contracts is inherently uncertain and subject to significant variability as a result of highly complex designs and technical requirements as well as extended periods of performance. This uncertainty requires us to make significant judgments and assumptions about future operational and technical performance. The outcome of customer and/or supplier contractual negotiations could increase costs and lower margins. Similarly, complex technical requirements can often change over time or may not be well understood at the outset of the contract. Actual performance and/or contractual outcomes could be different than previously assumed, creating financial risk that could trigger additional material earnings charges, termination provisions, order cancellations or other significant financial exposures. Technical, quality and production issues have in the past and could in the future result in schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge or otherwise adversely affect our financial condition.
We enter into cost-type contracts, which also carry risks.
Our BDS and BGS defense businesses each generated approximately 40% of their 2025 revenues from cost-type contracting arrangements. Some of these are development programs that have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily reduced award or incentive fees, lower profit rates or program cancellation if cost, schedule or technical performance issues arise. Examples of programs with cost-type contracts include Ground-based Midcourse Defense, Proprietary and Space Launch System programs.
We enter into contracts that include in-orbit incentive payments that subject us to risks.
Contracts in the commercial satellite industry and certain government satellite contracts include in-orbit incentive payments. These in-orbit payments may be paid over time after final satellite acceptance or paid in full prior to final satellite acceptance. In both cases, the in-orbit incentive payment is at risk if the satellite does not perform to specifications for up to 15 years after acceptance. The net present value of in-orbit incentive fees we ultimately expect to realize is recognized as revenue in the construction period. If the satellite fails to meet contractual performance criteria, customers may not be obligated to continue making in-orbit payments and/or we may be required to provide refunds to the customer and incur significant charges.
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
We face various cybersecurity threats, including attempts to gain unauthorized access to our systems and networks, denial-of-service attacks, threats to our information technology infrastructure, ransomware and phishing attacks, and attempts to gain unauthorized access to our company-, customer- and employee-sensitive information. These threats come from a variety of actors, some of which are highly organized and sophisticated, such as nation-state actors and criminal enterprises. In addition, the techniques used in cyberattacks evolve rapidly, including from emerging technologies, such as advanced forms of automation and artificial intelligence. As cyber threats increase in volume and sophistication, the risk to the security of these systems and networks – and to the confidentiality, integrity, and availability of the data they house – continues to evolve, requiring constant vigilance and concerted, company-wide risk management efforts.
A cyber-related attack or security breach, whether experienced directly or through our supply chain or third party-service providers, could, among other serious consequences, result in loss of intellectual property; allow unauthorized access to or cause the publication of various categories of sensitive, proprietary or customer data; cause disruption or degradation of our business operations; compromise our products or services; and/or result in reputational harm. There is no guarantee that our controls, policy enforcement mechanisms, monitoring systems or contractual arrangements will be sufficient to prevent or mitigate the risk of cyber-related attacks or incidents, or allow us to detect, report or respond adequately or in a timely manner.
We have experienced, and may in the future experience, whether directly or through our subsidiaries or our supply chain, third-party service providers or other channels, cyber-related incidents. There is no guarantee that a future cyber-related attack or incident would not result in significant operational, regulatory, or financial impacts that could materially affect our business strategy, results of operations or financial condition.
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
Our business may be impacted by disruptions including threats to physical security or our information technology systems, extreme weather or other acts of nature, and pandemics or other public health crises. Any of these disruptions could affect our internal operations or our suppliers’ operations and delay delivery of products and services to our customers. Any significant production delays, or any destruction, manipulation or improper use of Boeing’s or our suppliers’ data, information systems or networks could impact our sales, increase our expenses and/or have an adverse effect on the reputation of Boeing and of our products and services.

Risks Related to Legal and Regulatory Matters
The outcome of litigation and of government inquiries and investigations involving our business is unpredictable, and an adverse decision in any such matter could have a material effect on our financial position, results of operations and cash flows.
We are involved in a number of litigation matters. These matters divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits, or future lawsuits, could have a material impact on our financial position, results of operations and cash flows, or cause reputational harm. In addition, we are subject to extensive regulation under the laws of the United States and its various states, as well as other jurisdictions in which we operate and/or market our products. As a result, we are subject to government inquiries and investigations due, among other things, to our business relationships with the U.S. government, the heavily regulated nature of our industry, accidents involving our products and in the case of environmental proceedings, our current or past ownership of certain property. Any such inquiry or investigation could result in an adverse ruling against us, which could have a material impact on our financial position, results of operations and/or cash flows, or cause reputational harm. For additional information about legal proceedings, investigations and inquiries, see Note 23 to our Consolidated Financial Statements.
Our operations expose us to the risk of material environmental liabilities.
We are subject to various U.S. federal, state, local and non-U.S. laws and regulations related to environmental protection, including the utilization, discharge, treatment, storage, disposal and remediation of pollutants, hazardous substances and wastes. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws or regulations. In some cases, we are subject to such costs due to environmental impacts attributable to our current or past manufacturing operations or the operations of companies we have acquired. In other cases, we are subject to such costs due to an indemnification agreement between us and a third party relating to such environmental liabilities. In all cases, our current liabilities and ongoing cost assessments are based on current laws and regulations. New laws and regulations, more stringent enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new remediation requirements could result in additional costs. For additional information relating to environmental contingencies, see Note 15 to our Consolidated Financial Statements.
We may be adversely affected by global climate change or by legal, regulatory or market responses to such change.
Increasing stakeholder expectations, physical and transition risks associated with climate change, emerging sustainability regulation, contractual requirements, and policy requirements may pose risk to our market outlook, brand and reputation, financial outlook, cost of capital, global supply chain and production continuity, which may impact our ability to achieve long-term business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our products, require new or additional investments in production systems or product designs, result in additional carbon offset investments or otherwise negatively impact our business and/or competitive position. Increasingly stringent aircraft performance standards and requirements including but not limited to manufacturing and product air pollutant emissions, potential carbon pricing mechanisms, and sustainability disclosure requirements in the U.S. and other jurisdictions may result in increased costs or reputational risks and could limit our ability to manufacture and/or market certain of our products at acceptable costs, or at all. For example, certain jurisdictions including the State of California and the European Union have enacted legislation which require more stringent greenhouse gas emissions and climate risk reporting. Physical impacts of climate change, increasing global chemical restrictions and bans, and water and waste requirements may drive increased costs to us and our suppliers and impact our production continuity and data facilities.
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
We depend, in part, on our ability to successfully access the capital and financial markets to fund our operations and contractual commitments. As of December 31, 2025, our debt totaled $54.1 billion, of which approximately $15.5 billion of principal payments on outstanding debt are scheduled to become due over the next three years, and our airplane financing commitments totaled $15.2 billion. We also expect to require up to $345 million of cash per year for the payment of dividends on the outstanding shares of our 6.00% Series A Mandatory Convertible Preferred Stock (Mandatory convertible preferred stock), through the mandatory conversion date of October 15, 2027. Dividends accumulate at a rate per annum equal to 6.00% on the liquidation preference thereof, which is $1,000.00 per share, payable when, as and if declared by our Board of Directors. The dividends, if declared, can be paid in cash, or subject to certain limitations, in shares of our common stock, or a combination of both. Any unpaid dividends will continue to accumulate. If dividends have not been declared and paid for six or more dividend periods, whether or not for consecutive dividend periods, the holders of such shares of Mandatory convertible preferred stock will be entitled at our next annual or special meeting of shareholders to vote for the election of two additional members of our Board of Directors, subject to certain limitations. If we require additional capital to support our operations, pay off existing debt, address impacts to our business related to market developments, fund dividend payments or outstanding financing commitments or meet other business requirements, we may need to refinance or restructure our debt, reduce or delay capital investments, or issue equity, equity-linked or debt securities, and these activities could have terms that are unfavorable or could be dilutive. If we are unable to access the capital or financial markets at competitive rates, on terms acceptable to us or in sufficient amounts, or if we experience an increase in our borrowing costs or otherwise fail to manage our liquidity effectively, our business, financial position and results of operations would be adversely affected.
We have in the past experienced and could in the future experience downgrades in our credit ratings. Any such downgrades, as well as other factors including disruptions or declines in the global capital markets, a decline in our financial performance or outlook, a delay in our ability to ramp up production and deliveries, and changes in demand for our products and services, could increase the cost of borrowing, jeopardize our ability to incur debt on terms acceptable to us, and negatively impact our access to the capital and financial markets and our ability to fund our operations and commitments. We cannot be assured that we will be able to maintain an investment grade rating, and any additional actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may impact us in a similar manner and have a negative impact on our liquidity, financial position, and access to the capital or financial markets.

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

The issuance of our common stock upon conversion of our Mandatory convertible preferred stock, and the exchange of the Spirit Exchangeable Notes, as well as any other issuances of our common stock, could dilute the interests of our existing shareholders.
Unless earlier converted, each outstanding share of Mandatory convertible preferred stock will automatically convert for settlement on or about October 15, 2027, into between 5.8280 and 6.9940 shares of common stock, subject to customary anti-dilution adjustments. At any time prior to October 15, 2027, a holder of Mandatory convertible preferred stock may convert one share of such stock into a number of shares of common stock equal to the minimum conversion rate of 5.8280, subject to certain anti-dilution and other adjustments. We may also issue shares of our common stock upon the exchange of the $230 million of 3.250% Exchangeable Notes, maturing November 1, 2028 (the Spirit Exchangeable Notes), that we assumed in connection with the Spirit Acquisition. For additional information on the Spirit Exchangeable Notes, see Note 17 to our Consolidated Financial Statements in Part II Item 8 of this Form 10-K. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise or settlement of equity awards. Collectively, these issuances or potential future issuances of common stock could be significant and will dilute the interests of our existing shareholders.
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
As part of our cybersecurity risk management process, we conduct regular pen-testing and red-teaming to assess the security of our assets as well as “tabletop” exercises during which we simulate cybersecurity incidents to ensure that we are prepared to respond to such an incident and to highlight any areas for potential improvement in our cyber incident preparedness. In addition, all employees are required to complete a mandatory cybersecurity training course on an annual basis and receive monthly phishing simulations to provide “experiential learning” on how to recognize phishing attempts.
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
Governance
Our Board of Directors has overall responsibility for risk oversight, with its committees assisting the Board in performing this function based on their respective areas of expertise. Our Board of Directors has delegated oversight of risks related to cybersecurity to two Board committees, the Audit Committee and the Aerospace Safety Committee, and each committee reports on its activities and findings to the full Board after each meeting. The Audit Committee is charged with reviewing our cybersecurity processes for assessing key strategic, operational, and compliance risks. Our Chief Information Digital Officer and Senior Vice President, Information Digital Technology & Security (CIDO) and our Chief Security Officer (CSO) provide presentations to the Audit Committee on cybersecurity risks at each of its bimonthly meetings. These briefings include assessments of cyber risks, the threat landscape, updates on incidents, and reports on our investments in cybersecurity risk mitigation and governance. In addition, the Audit Committee has designated one of its members with expertise in cyber risk management to meet regularly with management and review our cybersecurity strategy and key initiatives and progress toward our objectives. In the event of a potentially material cybersecurity event, the Chair of the Audit Committee is notified and briefed, and meetings of the Audit Committee and/or full Board of Directors would be held, as appropriate. The Aerospace Safety Committee provides oversight of the risks from cybersecurity threats related to our aerospace products and services. The Aerospace Safety Committee receives regular updates and reports from senior management, including the Chief Engineer, the Chief Aerospace Safety Officer, and the Chief Product Security Officer, who provide briefings on significant cybersecurity threats or incidents that may pose a risk to the safe operation of our aerospace products. Both committees brief the full Board on cybersecurity matters discussed during committee meetings, and the CIDO provides annual briefings to the Board on Information Digital Technology & Security related matters, including cybersecurity.
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
Terry Rice, Chief Security Officer, Vice President of Cybersecurity, chairs the Council and is responsible for overseeing a unified security program that provides cybersecurity, fire and protection operations, physical security, insider threat, and classified security. Mr. Rice has over 25 years of experience within cybersecurity and technology risk management, including, prior to joining Boeing in 2025, serving as the Chief Information Security Officer at Merck. He served on the board of the Health Information Sharing and Analysis Center (H-ISAC) and is a former-chairman of the Healthcare Sector Coordinating Council Cyber Working Group as well as a prior member of the Healthcare Industry Cybersecurity Task Force. Mr. Rice consulted in a variety of information security roles at Hughes Aircraft and Raytheon before spending four years at Johnson & Johnson as the Director of Global Information Security. He reports directly to the CIDO and meets regularly with other members of senior management and the Audit Committee.
The Council also includes, among other senior executives, our CIDO, Chief Engineer, Chief Aerospace Safety Officer and Chief Product Security Officer, who each have several decades of business and senior leadership experience managing risks in their respective fields, collectively covering all aspects of cybersecurity, data and analytics, product security engineering, enterprise engineering, safety and the technical integrity of our products and services.
The Council meets regularly and updates key members of the Company’s Executive Council on progress towards specific cybersecurity objectives. A strong partnership exists between Information Digital Technology & Security, Corporate Audit, and Law so that identified issues are addressed in a timely manner and incidents are reported to the appropriate regulatory bodies as required.

Item 2. Properties
We had approximately 111 million square feet of floor space on December 31, 2025 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 86% was located in the United States. The following table provides a summary of the floor space by business as of December 31, 2025:

(Square feet in thousands)	Owned	Leased	Government Owned(2)	Total
Commercial Airplanes	50,567	12,689	1,726	64,982
Defense, Space & Security	25,045	5,135	22	30,202
Global Services	1,269	7,092		8,361
Other(1)	3,800	3,264	315	7,379
Total	80,681	28,180	2,063	110,924
(1) Other includes sites used for corporate offices, enterprise research and development and common internal services.
(2) Includes 1.75 million square feet of rent-free space furnished by the U.S. government.
At December 31, 2025, the combined square footage at the following major locations totaled more than 103 million square feet:
•Commercial Airplanes – Greater Seattle, WA; Wichita, KS; China; Greater Charleston, SC; Greater Los Angeles, CA; Tulsa, OK; Greater Portland, OR; Greater Salt Lake City, UT; Australia; Canada; Malaysia; and Mexico
•Defense, Space & Security – Greater St. Louis, MO; Greater Seattle, WA; Greater Los Angeles, CA; Philadelphia, PA; Mesa, AZ; Wichita, KS; Huntsville, AL; Oklahoma City, OK; Heath, OH; Australia; Greater Washington, DC; Houston, TX; Kennedy Space Center and Greater Portland, OR
•Global Services – San Antonio, TX; Greater Dallas, TX; Great Britain; Greater Miami, FL; Jacksonville, FL; China; and Germany
•Other – Great Britain; India; Greater Los Angeles, CA; and Greater Washington, DC
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
Item 3. Legal Proceedings
We incorporate by reference into this Item our disclosures made in Note 23 to our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market for our common stock is the New York Stock Exchange where it trades under the symbol BA. As of January 23, 2026, there were 78,957 common shareholders of record.
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended December 31, 2025, of our common stock, which is registered by us pursuant to Section 12 of the Exchange Act:
(Dollars in millions, except per share data)

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2025 thru 10/31/2025	1,824	$216.97
11/1/2025 thru 11/30/2025	5,800	199.82
12/1/2025 thru 12/31/2025	26,041	191.39
Total	33,665	$194.23
(1)A total of 33,665 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. Our open market common stock repurchase program was terminated in March 2020.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results of Operations and Financial Condition
Overview
We are a global market leader in the design, development, manufacture, sale, service and support of commercial jetliners, military aircraft, satellites, missile defense, human space flight and launch systems and services. We are one of the two major manufacturers of 100+ seat airplanes for the worldwide commercial airline industry and one of the largest defense contractors in the U.S. While our principal operations are in the U.S., we conduct operations in an expanding number of countries and rely on an extensive network of U.S. and non-U.S. partners, key suppliers and subcontractors.
Our strategy is centered on successful execution in healthy core businesses – Commercial Airplanes (BCA), Defense, Space & Security (BDS) and Global Services (BGS). BCA is committed to offering airplanes that deliver superior design, safety, quality, efficiency and value to customers around the world. BDS integrates its resources in defense, intelligence, communications, security, space and services to deliver capability-driven solutions to customers. Our BDS strategy is to leverage our core businesses to capture key next-generation programs while expanding our presence in adjacent and international markets. BGS provides support for commercial and defense customers through innovative, comprehensive and cost-competitive product and service solutions.
On January 5, 2024, a 737-9 flight made an emergency landing after a mid-exit door plug detached in flight. As a result of the accident, the Federal Aviation Administration (FAA) performed an investigation into the 737 quality control system and imposed certain additional requirements and restrictions. As part of our plan to improve quality and safety and to address the issues identified, we slowed production rates and delayed planned production rate increases to reduce traveled work in our factory, as well as at our suppliers. We have also taken additional actions to improve safety and quality, including investing in workforce training, simplifying plans and processes, eliminating defects, and enhancing our safety and quality culture. The 737-9 door plug accident and our resulting actions, including slowing production, significantly impacted our financial position, results of operations and cash flows during 2024 and 2025.
On November 4, 2024, the International Association of Machinists and Aerospace Workers District 751 (IAM 751), representing approximately 30,000 Boeing employees, voted to ratify a new contract, thereby ending the work stoppage initiated on September 13, 2024, which paused production of certain commercial aircraft models (737, 767, 777 and 777X aircraft) as well as production of commercial derivative aircraft for our Defense, Space & Security business (KC-46A Tanker and P-8A Poseidon). Production for all programs resumed in December 2024 and gradually ramped up during 2025.
On November 13, 2025, the International Association of Machinists and Aerospace Workers District 837 (IAM 837), representing approximately 3,200 Boeing employees, voted to ratify a new contract thereby ending the work stoppage initiated on August 4, 2025, which disrupted our St. Louis operations. Programs impacted included F/A-18, F-15, T-7A Red Hawk, MQ-25 and Weapons.
Our contracts with the Society of Professional Engineering Employees in Aerospace, representing approximately 16,000 Boeing employees, are scheduled to expire in October 2026, and could also have a material impact on our financial position, results of operations and cash flows.

During the fourth quarter of 2025, we completed a divestiture and an acquisition that are affecting our 2025 financial position, results of operations and cash flows. On October 31, 2025, we completed the divestiture of portions of our BGS segment’s Digital Aviation Solutions business (Digital Aviation Solutions Divestiture) for $10.55 billion in an all-cash transaction. On December 8, 2025, we completed the acquisition of Spirit AeroSystems Holdings, Inc. (Spirit) by exchanging approximately $4.7 billion of Boeing shares for all of Spirit’s outstanding shares (Spirit Acquisition). In connection with the Spirit Acquisition, we paid off certain Spirit debt and other obligations and assumed the remainder of Spirit’s outstanding debt and other obligations. Boeing’s acquisition includes all of Spirit’s Boeing-related commercial operations, including fuselages for the 737, P-8 and KC-46 Tanker programs, as well as major structures for the 767, 777 and 787 programs. It also includes Spirit’s defense and aftermarket businesses as well as portions of Spirit’s operations in Belfast, Ireland. Spirit employs approximately 15,000 people. For additional discussion related to the Digital Aviation Solutions Divestiture and Spirit Acquisition, see Note 3 and Note 2 of our Consolidated Financial Statements.
Business Environment and Trends
In 2025, global air traffic expanded near historical trend rates on an annual basis. This growth came despite a lower than usual contribution from the North American market, which saw stagnant demand particularly in the low-cost space. International demand outpaced domestic demand on an annual basis as the former built on the recovery momentum from 2024, including in China, lifting demand for wide-body airplanes. Based on these trends, both single-aisle and wide-body demand remain above current industry supply levels. We are experiencing strong demand from our airline customers globally.
We and our suppliers are experiencing improving supply chain performance with fewer disruptions from production quality issues, global supply chain constraints and labor instability. We and our suppliers continue to experience inflationary pressures. We continue to monitor the health and stability of the supply chain. Notwithstanding improvements, these factors continue to challenge overall productivity and adversely impact our financial position, results of operations and cash flows.
Airline financial performance, which influences demand for new aircraft, is benefiting from the resilient demand for travel. The International Air Transport Association (IATA) is estimating 2025 industry-wide net profits of $39.5 billion, up from $28.3 billion in 2024, primarily driven by Europe, North America and the Middle East. For 2026, IATA is forecasting $41 billion in net profits for the industry globally. The overall outlook continues to stabilize. We face uncertainties in the environment in the near- to medium-term as airlines are facing persistently high and volatile costs even as fuel prices have declined. The global economy is expecting a continued easing of inflation and interest rates, with regional economic and geopolitical difficulties adding uncertainty to the outlook and the financial viability of some airlines and regions.
The long-term airline industry outlook remains positive due to the fundamental drivers of air travel demand: economic growth, increasing propensity to travel, increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Our Commercial Market Outlook forecast projects a 3.1% growth rate in the global fleet over a 20-year period. Based on long-term global economic growth projections of 2.3% in average annual gross domestic product, we project demand for approximately 43,600 new airplanes over the next 20 years. The industry remains vulnerable to exogenous developments including fuel price spikes, potential new or increased tariffs, changing energy policies, credit market shocks, acts of terrorism, natural disasters, conflicts, epidemics, pandemics and increased global environmental regulations.

At BDS, we see strong demand reflecting the important role our products and services have in ensuring our national security. Outside of the U.S., we are seeing similar solid demand as governments prioritize security, defense technology and global cooperation given evolving threats. Our fixed-price development programs are maturing; however, technical and schedule challenges remain and have resulted in significant earnings charges on these programs. BDS’s production system and supply chain are beginning to stabilize; however, prior period performance has adversely affected margins and cash flows.
At BGS, we expect commercial revenues to remain strong in future quarters as the commercial airline industry has largely recovered and transitions to growth. The demand outlook for our government services business remains stable.
Consolidated Results of Operations
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)
Years ended December 31,	2025	2024	2023
Revenues	$89,463	$66,517	$77,794

GAAP
Earnings/(loss) from operations	$4,281	($10,707)	($773)
Operating margins	4.8%	(16.1)%	(1.0)%
Effective income tax rate	15.1%	3.1%	(11.8)%
Net earnings/(loss) attributable to Boeing shareholders	$2,235	($11,817)	($2,222)
Diluted earnings/(loss) per share	$2.48	($18.36)	($3.67)

Non-GAAP (1)
Core operating earnings/(loss)	$3,236	($11,811)	($1,829)
Core operating margins	3.6%	(17.8)%	(2.4)%
Core earnings/(loss) per share	$1.19	($20.38)	($5.81)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 47 - 48 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Commercial Airplanes	$41,494	$22,861	$33,901
Defense, Space & Security	27,234	23,918	24,933
Global Services	20,923	19,954	19,127
Unallocated items, eliminations and other	(188)	(216)	(167)
Total	$89,463	$66,517	$77,794
Revenues increased by $22,946 million in 2025 compared with 2024 primarily driven by higher revenues at BCA, BDS and BGS. BCA revenues increased by $18,633 million primarily due to higher deliveries. BDS revenues increased by $3,316 million primarily due to lower net unfavorable cumulative contract catch-up adjustments and higher volume. BGS revenues increased by $969 million primarily due to higher government and commercial services revenue.
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
Earnings/(Loss) From Operations
The following table summarizes Earnings/(loss) from operations:

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Commercial Airplanes	($7,079)	($7,969)	($1,635)
Defense, Space & Security	(128)	(5,413)	(1,764)
Global Services	13,474	3,618	3,329
Segment operating earnings/(loss)	6,267	(9,764)	(70)
Unallocated items, eliminations and other	(3,031)	(2,047)	(1,759)
Pension FAS/CAS service cost adjustment	784	811	799
Postretirement FAS/CAS service cost adjustment	261	293	257
Earnings/(loss) from operations (GAAP)	$4,281	($10,707)	($773)
FAS/CAS service cost adjustment(1)	(1,045)	(1,104)	(1,056)
Core operating earnings/(loss) (Non-GAAP)(2)	$3,236	($11,811)	($1,829)
(1)    The FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
(2)    Core operating earnings/(loss) is a non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 47 - 48.
Earnings from operations increased by $14,988 million in 2025 compared with 2024, primarily driven by BGS ($9,856 million), BDS ($5,285 million) and BCA ($890 million), partially offset by an increase in loss from operations on Unallocated items, eliminations and other ($984 million). The increase in earnings at BGS is primarily driven by a gain on the Digital Aviation Solutions Divestiture. The decrease in loss from operations at BDS is primarily driven by lower net unfavorable cumulative contract catch-up adjustments. The decrease in loss from operations at BCA is primarily driven by higher deliveries partially offset by higher combined reach-forward losses on 777X and 767 programs. The increase in loss from operations on Unallocated items, eliminations and other is primarily driven by an increase in unallocated General and administrative expense.
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
Core operating earnings increased by $15,047 million in 2025 compared with 2024 and core operating loss increased by $9,982 million in 2024 compared with 2023 primarily due to changes in Segment operating earnings/(loss) as described above.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other (expense)/income are shown in the following table:

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Share-based plans	($49)	$171	$62
Deferred compensation	(182)	(114)	(188)
Amortization of previously capitalized interest	(92)	(93)	(95)
Research and development expense, net	(411)	(377)	(315)
Eliminations and other unallocated items	(2,297)	(1,634)	(1,223)
Unallocated items, eliminations and other	($3,031)	($2,047)	($1,759)
Unallocated share-based plans expense increased by $220 million in 2025 primarily due to the timing of when share-based plans expense was recorded compared with when it was allocated to our segments. Share-based plans income increased by $109 million in 2024 primarily due to fewer outstanding share-based awards in 2024 and the timing of corporate allocations.
Deferred compensation expense increased by $68 million in 2025 and decreased by $74 million in 2024 primarily driven by changes in our stock price.
Unallocated research and development expense increased by $34 million in 2025 and $62 million in 2024 primarily due to increased spending on enterprise product development.
Eliminations and other unallocated items expense increased by $663 million in 2025 primarily due to higher unallocated General and administrative expense. General and administrative expense for 2025 and 2024 includes earnings charges of $445 million and $244 million related to agreements with the U.S. Department of Justice. Eliminations and other unallocated items expense increased by $411 million in 2024 primarily due to an earnings charge of $244 million related to an agreement with the U.S. Department of Justice. For additional discussion, see Note 23 to our Consolidated Financial Statements.
Net periodic pension benefit costs included in Earnings/(loss) from operations were as follows:

(Dollars in millions)	Pension
Years ended December 31,	2025	2024	2023
Allocated to business segments	($793)	($816)	($801)
Pension FAS/CAS service cost adjustment	784	811	799
Net periodic pension benefit cost included in Earnings/(loss) from operations	($9)	($5)	($2)

The pension FAS/CAS service cost adjustment recognized in Earnings/(loss) from operations in 2025 was largely consistent with 2024 and 2023. Net periodic benefit cost included in Earnings/(loss) from operations in 2025 was largely consistent with 2024 and 2023.
For additional discussion related to Postretirement Plans, see Note 18 to our Consolidated Financial Statements.
Other Earnings Items

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Earnings/(loss) from operations	$4,281	($10,707)	($773)
Other income, net	1,125	1,222	1,227
Interest and debt expense	(2,771)	(2,725)	(2,459)
Earnings/(loss) before income taxes	2,635	(12,210)	(2,005)
Income tax (expense)/benefit	(397)	381	(237)
Net earnings/(loss)	2,238	(11,829)	(2,242)
Less: Net earnings/(loss) attributable to noncontrolling interest	3	(12)	(20)
Net earnings/(loss) attributable to Boeing shareholders	$2,235	($11,817)	($2,222)
Non-operating pension income included in Other income, net was $176 million in 2025, $476 million in 2024 and $529 million in 2023. The decreased income in 2025 compared to 2024 was primarily due to lower expected return on plan assets. The decreased income in 2024 compared to 2023 was primarily due to lower expected return on plan assets and higher amortization of net actuarial losses, partially offset by lower interest cost.
Non-operating postretirement income included in Other income, net was $19 million in 2025, $73 million in 2024 and $58 million in 2023. The decreased income in 2025 was primarily due to lower amortization of net actuarial gains and higher interest cost. The increased income in 2024 was primarily due to lower interest cost, partially offset by amortization of prior service credits.
For additional discussion related to Postretirement Plans, see Note 18 to our Consolidated Financial Statements.
Interest and debt expense increased by $46 million in 2025 primarily due to higher average interest rates. Interest and debt expense increased by $266 million in 2024 primarily due to higher average debt balances.
For a discussion related to Income Taxes, see Note 6 to our Consolidated Financial Statements.
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

The following table summarizes cost of sales:

(Dollars in millions)
Years ended December 31	2025	2024	Change	2024	2023	Change
Cost of sales	$85,174	$68,508	$16,666	$68,508	$70,070	($1,562)
Cost of sales as a % of Revenues	95.2%	103.0%	(7.8)%	103.0%	90.1%	12.9%
Cost of sales increased by $16,666 million in 2025 compared with 2024, primarily due to higher deliveries and an increase in reach-forward losses at BCA, partially offset by lower charges on BDS fixed-price development programs. Cost of sales as a percentage of Revenues decreased in 2025 compared to 2024 primarily due to lower charges on BDS fixed-price development programs, partially offset by higher combined reach-forward losses on the 777X and 767 programs at BCA.
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
Research and Development
The following table summarizes our Research and development expense:

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Commercial Airplanes	$2,202	$2,386	$2,036
Defense, Space & Security	877	917	919
Global Services	125	132	107
Other	411	377	315
Total	$3,615	$3,812	$3,377
Research and development expense decreased by $197 million in 2025 compared with 2024. The decrease in expense was primarily due to lower spending at BCA.
Research and development expense increased by $435 million in 2024 compared with 2023 primarily due to the 777X program at BCA and higher enterprise investments in product development.

Backlog
Our backlog at December 31 was as follows:

(Dollars in millions)
Years ended December 31,	2025	2024
Commercial Airplanes	$567,290	$435,175
Defense, Space & Security	84,786	64,023
Global Services	29,720	21,403
Unallocated items, eliminations and other	411	735
Total Backlog	$682,207	$521,336

Contractual backlog	$639,721	$498,802
Unobligated backlog	42,486	22,534
Total Backlog	$682,207	$521,336
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during 2025 was primarily due to an increase in BCA backlog. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The increase in unobligated backlog during 2025 was due to an increase in BDS backlog.
Additional Considerations
U.S. Government Funding Considerable uncertainty exists regarding how future U.S. government budget and program decisions will unfold, including the spending priorities of the Administration and Congress.
From October 1 through November 12, 2025, funding for U.S. government departments and agencies, including the Department of War (DoW), the National Aeronautics and Space Administration (NASA), and the Department of Transportation (DOT), including the FAA, had lapsed. The Continuing Appropriations, Agriculture, Legislative Branch, Military Construction Veterans Affairs Appropriations Bill and Extensions Act, 2026, enacted November 12, 2025, largely funded the DoW, NASA and the DOT at fiscal year 2025 (FY25) appropriated levels through January 30, 2026. The Commerce, Justice Science; Energy and Water Development; and Interior and Environment Appropriations Act, 2026 (H.R. 6938), enacted January 23, 2026, funded certain federal departments and agencies, including NASA, through FY26.
After January 30, 2026, the government will enter a partial shutdown unless and until Congress and the President enact either full-year FY26 appropriations bills or an additional Continuing Resolution. We rely on the U.S. government in various aspects of our defense, commercial and services businesses. During a shutdown, requirements to furlough employees in the DoW, the DOT or other government agencies could result in payment delays, impair our ability to perform work on existing contracts or otherwise impact our operations, negatively impact future orders and/or cause other disruptions or delays that could have a material effect on our financial position, results of operations and/or cash flows.

Global Trade The global trade landscape is currently highly volatile. Various countries have announced plans for and/or have implemented new or modified tariffs or have eliminated tariffs previously imposed.
During 2025, the U.S. reached bilateral trade agreements that recognize tariff-free trade of products within the scope of the World Trade Organization Agreement on Trade in Civil Aircraft with countries including the United Kingdom, Japan, South Korea, Malaysia, and the European Union. As of December 31, 2025, the U.S. applies a diverse range of reciprocal tariffs to imports originating from countries that have not concluded bilateral trade agreements with the U.S. The updated reciprocal tariff rates originally announced during the second quarter of 2025 became effective on August 7, 2025. On November 1, 2025, the U.S. and China announced a bilateral trade arrangement and further extended the pause on the reciprocal and retaliatory tariffs on each other's imports until November 10, 2026. However, the current state of U.S.-China trade relations remains an ongoing watch item.
China is a significant market for commercial aircraft, and we have long-standing relationships with our Chinese customers. Overall, the U.S.-China trade relationship is challenged due to tariffs, sanctions, and export restrictions, as well as other economic and national security concerns. During 2025, certain customers in China temporarily paused accepting delivery of our aircraft in response to ongoing tariff negotiations between the U.S. and China.
In addition, as of December 31, 2025, the U.S. maintains tariffs announced during the first quarter of 2025 on goods imported from China, as well as goods imported from Canada and Mexico that are not compliant with the United States-Mexico-Canada Agreement (USMCA). We believe that the majority of our imports from Canada and Mexico are compliant with the provisions of the USMCA.
As of December 31, 2025, the U.S. also maintains new and modified tariffs on aluminum, steel, and copper imports implemented during 2025, and has announced reviews of additional sectors.
Collectively, these tariffs, and any retaliatory actions taken by countries in response to the U.S. tariffs, could have a material impact on our financial position, results of operations and/or cash flows. Our year-to-date results reflect our best estimate of the impacts of the tariffs enacted as of December 31, 2025, and certain potential mitigating actions.
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
Industry Competitiveness The commercial aircraft market and the airline industry both remain extremely competitive. Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 85% of BCA’s total backlog, in dollar terms, is with non-U.S. airlines. We face aggressive international competitors who are intent on defending or increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. This market environment has resulted in intense pressures on pricing and other competitive factors, and we expect these pressures to continue or intensify in the coming years.
Results of Operations

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Revenues	$41,494	$22,861	$33,901
% of total company revenues	46%	34%	44%
Loss from operations	($7,079)	($7,969)	($1,635)
Operating margins	(17.1)%	(34.9)%	(4.8)%
Research and development	$2,202	$2,386	$2,036
Revenues
BCA revenues increased by $18,633 million in 2025 compared with 2024 primarily due to higher deliveries across all programs and the absence of $443 million of 737-9 customer considerations related to the January 2024 grounding.
BCA revenues decreased by $11,040 million in 2024 compared with 2023 primarily due to lower deliveries across all programs and 737-9 customer considerations.

BCA deliveries, including intercompany deliveries, as of December 31 were as follows:

	737	*	747	767	*	777	787	Total
2025
Cumulative deliveries	9,240		1,573	1,351		1,776	1,249
Deliveries	447	(7)		30	(15)	35	88	600
2024
Cumulative deliveries	8,793		1,573	1,321		1,741	1,161
Deliveries	265	(5)		18	(8)	14	51	348
2023
Cumulative deliveries	8,528		1,573	1,303		1,727	1,110
Deliveries	396	(9)	1	32	(14)	26	73	528
* Intercompany deliveries identified by parentheses
Loss From Operations
BCA loss from operations was $7,079 million in 2025 compared with $7,969 million in 2024 reflecting higher deliveries across all programs, the absence of 737-9 customer considerations related to the January 2024 grounding, lower abnormal production costs, and lower research and development costs, partially offset by higher combined reach-forward losses of $5,283 million on the 777X and 767 programs in 2025 and lower program margins.
BCA loss from operations was $7,969 million in 2024 compared with $1,635 million in 2023 reflecting reach-forward losses of $4,079 million on the 777X and 767 programs in 2024, $443 million of 737-9 customer considerations related to the January 2024 grounding, lower deliveries, lower margins driven by production disruption including the IAM 751 work stoppage and new agreement, and higher research and development expense, partially offset by $1,271 million of lower abnormal production costs.
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
BCA total backlog of $567,290 million at December 31, 2025 increased from $435,175 million at December 31, 2024, reflecting new orders in excess of deliveries and a decrease in the value of existing orders that, in our assessment, do not meet the accounting requirements of ASC 606 for inclusion in backlog, partially offset by cancellations. Aircraft order cancellations during the year ended December 31, 2025 totaled $11,094 million and primarily relate to 777X, 737, and 787 aircraft. Net ASC 606 adjustments for the year ended December 31, 2025 totaled $17,759 million and primarily relate to 777X and 787 aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer-

controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Program
	737		747	**	767	777	777X	787	†
2025
Program accounting quantities	12,400				1,263	1,828	650	1,900
Undelivered units under firm orders	4,404	*			94	46	560	1,026	(2)
Cumulative firm orders	13,644				1,445	1,822	560	2,275
2024
Program accounting quantities	11,600				1,263	1,822	500	1,800
Undelivered units under firm orders	4,303	*			109	68	358	719	(8)
Cumulative firm orders	13,096				1,430	1,809	358	1,880
2023
Program accounting quantities	11,600		1,574		1,279	1,790	500	1,700
Undelivered units under firm orders	4,332	*			104	48	416	726	(8)
Cumulative firm orders	12,860		1,573		1,407	1,775	416	1,836
† Customer financing aircraft orders are identified in parentheses.
*Approximate undelivered orders by minor model in 2025, 2024 and 2023, respectively: 737-7 (6%, 7%, 7%), 737-8 (60%, 63%, 65%), 737-9 (5%, 5%, 3%) and 737-10 (29%, 25%, 25%).
** We completed production of the 747 in the fourth quarter of 2022 and delivery of the last aircraft occurred in February 2023.

Program Highlights
737 Program The 737 production rate was significantly disrupted in 2024 because of the 737-9 door plug accident and the IAM labor strike. Throughout 2025, the rate recovered from below 38 aircraft per month at the beginning of the year to 42 per month during the fourth quarter. In October 2025, after extensive reviews of the key performance indicators (KPIs), the FAA and Boeing jointly agreed the KPIs and rate readiness process guided by our Safety Management System supported an increase of the 737 production rate to 42 per month. The program plans to increase the production rate from 42 to 47 in 2026 with the concurrence of the FAA. We are also planning for additional production rate increases beyond 47 per month as well as adding a 737 production line.
We increased the accounting quantity by 800 units during the year ended December 31, 2025, due to the program's normal progress of obtaining additional orders and delivering airplanes. In early 2026, we expect to deliver the last 737-8 aircraft produced prior to 2023.
We have a final set of design changes to address the engine anti-ice issue on the 737-7 and 737-10 and are continuing to work through the certification process of the 737-7 and 737-10 models. We continue to expect certification to occur in 2026. As of December 31, 2025, we had approximately 35 737-7 and 737-10 aircraft in inventory. We are following the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
If we are unable to deliver aircraft and/or increase production rates or certify the 737-7 and 737-10 models consistent with our assumptions, our financial position, results of operations and cash flows will be adversely affected.
See further discussion of the 737 MAX in Note 9 and Note 15 to our Consolidated Financial Statements.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. We are currently targeting a production rate of approximately three aircraft per month. We expect to complete production of the 767 commercial program by 2027. During 2024 and 2025, we recorded reach-forward losses of $580 million and $384 million primarily driven by higher production costs.
See further discussion of the KC-46A Tanker program in Note 15 to our Consolidated Financial Statements.
777 and 777X Programs The accounting quantity for the 777 program extends through year-end 2027 and reflects the number of units we expect to produce and deliver by 2027. During 2025, we increased the accounting quantity by six units reflecting increased demand and our decision to produce more 777 models by 2027. We increased the accounting quantity for the 777X program by 100 units in the third quarter of 2025 and 50 units in the fourth quarter of 2025 reflecting strong order activity in 2025 and production plan updates. Cumulative firm orders for the 777X increased from 358 units at December 31, 2024, to 560 units at December 31, 2025.
In July 2024, we obtained approval from the FAA to begin the first phase of certification flight testing. Flight testing was paused starting in August 2024 and resumed in January 2025. In July 2025, we obtained approval from the FAA to begin the second major phase of certification flight testing, and we had anticipated beginning the third major phase of certification flight testing in the third quarter of 2025. In November 2025, we obtained FAA approval to begin the third phase of flight testing which is currently ongoing.

In the third quarter of 2025, we reassessed the anticipated timing to complete FAA certification flight testing and delayed first delivery of the 777-9 to 2027. Due to these delays and to address continued production challenges, we slowed our production rate plans, which resulted in higher estimated production and change-incorporation costs, as well as associated customer and supply chain impacts. The impact of these changes on estimated revenues and costs were partially offset by the 100-unit accounting quantity increase, resulting in an incremental reach-forward loss of $4,899 million during 2025.
During recent inspections on the 777X, we identified a potential durability issue on the engine. We are continuing certification flight testing as we work with the supplier to determine root cause and corrective action. We continue to expect first delivery of the 777-9 to occur in 2027. We continue to anticipate first delivery of the 777-8 Freighter to occur approximately two years after the first delivery of the 777-9. First delivery of the 777-8 passenger aircraft is not expected to occur before 2030. We are continuing to follow the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
The level of profitability on the 777X program will be subject to several factors. These factors include aircraft certification requirements and timing, flight test discoveries, design changes, change incorporation on completed aircraft, production disruption due to labor instability and supply chain disruption, customer considerations, delivery timing and negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and any change in the accounting quantity. One or more of these factors could result in additional reach-forward losses in future periods.
787 Program During 2024, the 787 production rate was slowed to below five per month while addressing performance challenges and supply chain constraints. In 2025, while continuing to monitor supply chain health and factory performance, we increased the production rate from five to seven per month. We began increasing the production rate to eight per month during the fourth quarter of 2025 and continue to work toward stabilizing production. In February 2025, we completed the remaining rework on aircraft produced prior to 2023. At December 31, 2025, we had approximately five of those aircraft in inventory and expect to deliver them in 2026.
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
Additional Considerations
On December 8, 2025, we completed the acquisition of Spirit. See Note 2 to our Consolidated Financial Statements.

Defense, Space & Security
Business Environment and Trends
Overview
In May 2025, the U.S. government released the President's budget request for FY26, which requested $848 billion in funding for the DoW and $19 billion for NASA. The corresponding FY25 appropriated levels are $856 billion for the DoW and $25 billion for NASA.
In July 2025, the One Big Beautiful Bill Act appropriated an additional $156 billion for national defense priorities and an additional $10 billion for NASA programs over the next several years. H.R. 6938 provided FY26 appropriations of $24 billion for NASA, an increase of approximately $5 billion from the FY26 request. On January 30, 2026, funding for the DoW will lapse. For additional information on U.S. government appropriations and budgets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Additional Considerations – U.S. Government Funding” on page 31 of this Form 10-K.
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
The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At December 31, 2025, 26% of BDS backlog was attributable to non-U.S. customers.
Results of Operations

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Revenues	$27,234	$23,918	$24,933
% of total company revenues	30%	36%	32%
Loss from operations	($128)	($5,413)	($1,764)
Operating margins	(0.5)%	(22.6)%	(7.1)%
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

Deliveries of new-build production units, remanufactures and modifications, were as follows:

Years ended December 31,	2025	2024	2023
F/A-18 Models	14	11	22
F-15 Models	9	14	9
T-7A Red Hawk		2	3
CH-47 Chinook (New)	3	4	11
CH-47 Chinook (Renewed)	11	9	9
AH-64 Apache (New)	19	16	20
AH-64 Apache (Remanufactured)	42	34	57
MH-139 Grey Wolf	9	6	2
KC-46 Tanker	14	10	13
P-8 Models	6	4	11
Commercial Satellites	4	2	5
Total	131	112	162
Revenues
BDS revenues in 2025 increased by $3,316 million compared with 2024. The increase is primarily due to $1,864 million lower net unfavorable cumulative contract catch-up adjustments and higher volume compared to the prior year.
BDS revenues in 2024 decreased by $1,015 million compared with 2023. The decrease is primarily due to higher net unfavorable cumulative contract catch-up adjustments of $909 million on BDS’ five major fixed-price development programs. Overall, net unfavorable cumulative contract catch-up adjustments in 2024 were $995 million higher than 2023.
Loss From Operations
BDS loss from operations in 2025 was $128 million compared with $5,413 million in 2024. The year over year improvement in earnings is primarily due to lower net unfavorable cumulative contract catch-up adjustments of $5,196 million compared to 2024. During 2025, losses incurred on the five major fixed-price development programs totaled $802 million, primarily on KC-46A Tanker ($714 million), compared to losses of $5,013 million during 2024. In addition, the year over year earnings improvement reflects higher earnings from other programs including weapons, P-8, satellites and fighters.
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
See further discussion of fixed-price contracts in Note 15 to our Consolidated Financial Statements.
BDS earnings/(loss) from operations includes our share of income from equity method investments of $21 million, $125 million and $44 million primarily from our United Launch Alliance and other joint ventures in 2025, 2024 and 2023, respectively.

Backlog
BDS backlog was $84,786 million at December 31, 2025 compared with $64,023 million at December 31, 2024. The increase reflects the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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
Global Services
Business Environment and Trends
The aerospace markets we serve include parts distribution, logistics and other inventory services; maintenance, engineering and upgrades; training and professional services; and digital solutions and analytics. We expect BGS commercial revenues to remain strong in future quarters as the commercial airline industry has largely recovered and transitions to growth.
Over the long-term, as the size of the worldwide commercial airline fleet continues to grow, so does demand for after-market services designed to increase efficiency and extend the economic lives of aircraft. Airlines are using data analytics to plan flight operations and predictive maintenance to improve their productivity and efficiency. Airlines continue to look for opportunities to reduce the size and cost of their spare parts inventory, frequently outsourcing spares management to third parties.
The demand outlook for our government services business has remained stable with low growth in 2025. Government services market segments are growing on pace with related fleets, but vary based on the utilization and age of the aircraft. U.S. government services is the single largest individual served market. Over the next decade, we expect U.S. growth to remain flat and non-U.S. fleets to add rotorcraft and commercial derivative aircraft at faster rates. We expect approximately 30 percent of the worldwide fleet of military aircraft to be retired and replaced over the next 10 years, driving increased demand for services to maintain aging aircraft and enhance aircraft capability.
BGS’ major customer, the U.S. government, remains subject to budget availability and uncertainty, which could restrict the execution of certain program activities and delay new programs or competitions.

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
Results of Operations

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Revenues	$20,923	$19,954	$19,127
% of total company revenues	23%	30%	25%
Earnings from operations	$13,474	$3,618	$3,329
Operating margins	64.4%	18.1%	17.4%
Revenues
BGS revenues in 2025 increased by $969 million compared with 2024 primarily due to higher government and commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments in 2025 was $14 million lower than the prior year comparable period.
BGS revenues in 2024 increased by $827 million compared with 2023 primarily due to higher commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments in 2024 was $96 million higher than the prior year comparable period.
Earnings From Operations
BGS earnings from operations in 2025 increased by $9,856 million compared with 2024, primarily due to a 2025 gain on the Digital Aviation Solutions Divestiture of $9,566 million. The net unfavorable impact of cumulative contract catch-up adjustments in 2025 was $4 million higher than the prior year.
BGS earnings from operations in 2024 increased by $289 million compared with 2023, primarily due to higher commercial services revenue. The net unfavorable impact of cumulative contract catch-up adjustments in 2024 was $94 million higher than the prior year.
Backlog
BGS total backlog of $29,720 million at December 31, 2025 increased by 39% from $21,403 million at December 31, 2024, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior years.

Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Net earnings/(loss)	$2,238	($11,829)	($2,242)
Non-cash items	(171)	8,517	4,113
Changes in assets and liabilities	(1,002)	(8,768)	4,089
Net cash provided/(used) by operating activities	1,065	(12,080)	5,960
Net cash provided/(used) by investing activities	499	(11,973)	(2,437)
Net cash (used)/provided by financing activities	(3,763)	25,209	(5,487)
Effect of exchange rate changes on cash and cash equivalents	40	(47)	30
Net (decrease)/increase in cash & cash equivalents, including restricted	(2,159)	1,109	(1,934)
Cash & cash equivalents, including restricted, at beginning of year	13,822	12,713	14,647
Cash & cash equivalents, including restricted, at end of year	$11,663	$13,822	$12,713
Operating Activities Net cash provided by operating activities was $1.1 billion during 2025 compared with net cash used of $12.1 billion during 2024. The $13.1 billion increase in net cash provided by operating activities was primarily driven by higher commercial airplane deliveries, lower customer considerations and working capital improvements.
The change in Non-cash items of $8.7 billion compared with 2024 was primarily due to a gain on the Digital Aviation Solutions Divestiture in October 2025, partially offset by higher combined 777X and 767 reach-forward losses recorded during 2025 compared to 2024.
Changes in assets and liabilities for 2025 improved by $7.8 billion compared to 2024 primarily driven by favorable changes in Inventories ($10.9 billion) and Accounts payable ($1.5 billion), partially offset by unfavorable changes in Advances and progress billings ($4.8 billion). The change in Inventories was primarily driven by higher deliveries on our commercial airplane programs during 2025 as compared to 2024. The change in Accounts payable during 2025 compared to 2024 reflects increased production primarily in our commercial airplanes business. The change in Advances and progress billings during 2025 compared to 2024 was primarily driven by increased commercial airplane deliveries and revenue recognized at BDS, partially offset by higher advances on commercial airplane orders. Concessions paid to 737 MAX customers totaled $0.2 billion and $0.9 billion during 2025 and 2024.
Net cash used by operating activities was $12.1 billion during 2024 compared with net cash provided of $6.0 billion during 2023. The increase in cash outflows from operating activities in 2024 was primarily driven by our commercial airplanes business. Commercial airplane cash outflows reflected slowed and/or paused production and lower deliveries as a result of ongoing safety and quality improvement actions the Company is taking following the 737-9 door plug accident on January 5, 2024, supply chain constraints, and the IAM 751 work stoppage.
The higher net loss of $11.8 billion during 2024 compared to $2.2 billion in 2023 primarily reflects higher losses from operations at BCA and BDS. The change in Non-cash items was primarily due to the 777X and 767 reach-forward losses of $4.1 billion recorded in 2024.
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
Payables to suppliers who elected to participate in supply chain financing programs decreased by $0.7 billion and $0.2 billion in 2025 and 2024, and increased by $0.4 billion in 2023. Supply chain financing is not material to our overall liquidity.
Investing Activities Net cash provided by investing activities during 2025 was $0.5 billion, compared with cash used of $12.0 billion during 2024 and $2.4 billion during 2023. The increase in net cash provided in 2025 compared to 2024 was primarily due to an increase in Proceeds from dispositions of $10.5 billion and a decrease in net contributions to investments of $3.8 billion, partially offset by an increase in cash paid for Acquisitions, net of cash acquired of $1.2 billion. Proceeds from dispositions in 2025 were primarily driven by the Digital Aviation Solutions Divestiture in October 2025. Acquisitions, net of cash acquired of $1.2 billion in 2025 reflects the Spirit Acquisition in December 2025. The increase in net cash used by investing activities in 2024 compared to 2023 was primarily due to net contributions to investments of $9.1 billion in 2024 compared to net contributions to investments of $0.7 billion in 2023. Capital expenditures totaled $2.9 billion in 2025, compared with $2.2 billion in 2024 and $1.5 billion in 2023. We expect capital expenditures to grow in 2026 compared with 2025.
Financing Activities Net cash used by financing activities was $3.8 billion during 2025, compared with net cash provided of $25.2 billion during 2024, and net cash used of $5.5 billion in 2023. Net cash used during 2025 was primarily driven by net repayments of $3.5 billion. Net cash provided during 2024 was primarily driven by the issuance of common stock and Mandatory convertible preferred stock in the fourth quarter of 2024, which resulted in cash proceeds of $18.2 billion and $5.7 billion, net of issuance costs.
At December 31, 2025 and 2024 debt balances totaled $54.1 billion and $53.9 billion, of which $8.5 billion and $1.3 billion were classified as short-term.
We had 0.2 million, 0.4 million and 1.7 million shares transferred to us from employee tax withholdings in 2025, 2024 and 2023, respectively. The increase in 2023 was primarily due to the vesting of a one-time RSU grant awarded to most employees in December 2020. Our dividend to common shareholders has been suspended since 2020.

Capital Resources
The following table summarizes certain cash requirements for known contractual and other obligations as of December 31, 2025, and the estimated timing thereof. See Note 14 for future operating lease payments.

(Dollars in millions)	Current	Long-term	Total
Long-term debt (including current portion)	$8,475	$46,106	54,581
Interest on debt	2,486	36,035	38,521
Pension and other postretirement	462	4,936	5,398
Purchase obligations	80,965	109,911	190,876
At December 31, 2025, we had $10.9 billion of cash, $18.5 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. We expect to pay $8.5 billion in short-term and long-term debt due within the next 12 months from our available cash balance. In August 2025, we entered into a $3.0 billion, 364-day revolving credit agreement expiring in August 2026. This facility replaced the $3.0 billion, three-year revolving credit agreement which was scheduled to terminate in August 2025. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings until August 2027. Our legacy $3.0 billion, five-year revolving credit agreement expiring in August 2028 and $4.0 billion, five-year revolving credit agreement expiring in May 2029 each remain in effect. We anticipate that these credit lines will primarily serve as back-up liquidity to support our general corporate borrowing needs.
For discussion related to the Spirit Acquisition and Digital Aviation Solutions Divestiture, see Note 2 and Note 3 to our Consolidated Financial Statements.
We currently maintain investment grade credit ratings across all three credit rating agencies. In June 2025, Fitch affirmed the BBB- credit rating and revised the outlook to stable from negative. In October 2025, S&P affirmed the BBB- credit rating and revised the outlook to stable from negative. In December 2025, Moody’s affirmed the Baa3 credit rating and revised the outlook to stable from negative.
We may, from time to time, purchase, redeem or retire any of our outstanding debt securities in open market or privately negotiated transactions, by tender offer or otherwise, after consideration of market conditions, our liquidity needs and other factors.
We expect to be able to access capital markets when we require additional funding to support our operations, pay off existing debt, address impacts to our business related to market developments, fund outstanding financing commitments or meet other business requirements; however, a number of factors could increase the cost of borrowing, jeopardize our ability to incur debt on terms acceptable to us, and negatively impact our access to the capital and financial markets and our ability to fund our operations and commitments. These factors include downgrades in our credit ratings, disruptions or declines in the global capital markets, a decline in our financial performance or outlook, a delay in our ability to ramp up production and deliveries, and changes in demand for our products and services. The occurrence of any or all of these events may adversely affect our ability to fund our operations and financing or contractual commitments. See “Risks Related to Financing and Liquidity” under “Item 1A. Risk Factors”.
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
At December 31, 2025 and 2024, our pension plans were $4.3 billion and $4.8 billion underfunded as measured under U.S. generally accepted accounting principles (GAAP). On an ERISA basis, our plans are more than 90% funded at December 31, 2025. We do not expect to make significant contributions to our pension plans in 2026. We may be required to make higher contributions to our pension plans in future years.
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
Purchase obligations not recorded on the Consolidated Statements of Financial Position include agreements for inventory procurement, information technology software and hardware, aircraft trade-ins, engineering and research and development, property, plant and equipment, tooling costs, and other miscellaneous production related obligations. The most significant obligation relates to inventory procurement contracts. We have entered into certain significant inventory procurement contracts that specify determinable prices and quantities, and long-term delivery timeframes. In addition, we purchase raw materials on behalf of our suppliers. These agreements require suppliers and vendors to be prepared to build and deliver items in sufficient time to meet our production schedules. The need for such arrangements with suppliers and vendors arises from the extended production planning horizon for many of our products. A significant portion of these inventory commitments is supported by firm contracts with customers and/or has historically resulted in settlement through reimbursement from customers for penalty payments to the supplier should the customer not take delivery. These amounts are also included in our forecasts of costs for program and contract accounting. Some inventory procurement contracts may include escalation adjustments. In these limited cases, we have included our best estimate of the effect of the escalation adjustment in the amounts disclosed in the table above.
Purchase obligations recorded on the Consolidated Statements of Financial Position primarily include accounts payable and certain other current and long-term liabilities, including accrued compensation and product warranties.
We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology or skills transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our local operations there, placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in some instances, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2025, we incurred no such penalties. As of December 31, 2025, we had outstanding industrial participation agreements totaling $16.4 billion that extend through 2034. Purchase order commitments associated with industrial participation agreements are included in purchase obligations. To be eligible for such a purchase order commitment from us, a non-U.S. supplier must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.
Off-Balance Sheet Arrangements We are a party to certain off-balance sheet arrangements including certain guarantees. For discussion of these arrangements, see Note 16 to our Consolidated Financial Statements.
Commercial Commitments
The following table summarizes our commercial commitments outstanding as of December 31, 2025.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$3,295	$1,729	$1,318	$20	$228
Commercial aircraft financing commitments	15,229	2,362	7,943	3,649	1,275
Total commercial commitments	$18,524	$4,091	$9,261	$3,669	$1,503
Commercial aircraft financing commitments include commitments to provide financing related to aircraft on order, under option for deliveries or proposed as part of sales campaigns or refinancing with respect to delivered aircraft, based on estimated earliest potential funding dates. Customer financing commitments totaled $15.2 billion and $17.1 billion at December 31, 2025 and 2024. We anticipate that we will not be required to fund a significant portion of our financing commitments as we continue to work with third party financiers to provide alternative financing to customers. Historically, we have not been required to fund significant amounts of outstanding commitments. However, there can be no assurances that we will not be required to fund greater amounts than historically required. See Note 15 to our Consolidated Financial Statements.
Contingent Obligations
We have significant contingent obligations that arise in the ordinary course of business, which include the following:
Legal Various legal proceedings, claims and investigations are pending against us. Legal contingencies are discussed in Note 23 to our Consolidated Financial Statements.
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $877 million at December 31, 2025. For additional information, see Note 15 to our Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustments recognized in Earnings/(loss) from operations were benefits of $784 million in 2025, $811 million in 2024 and $799 million in 2023. The lower benefits in 2025 were primarily due to reductions in allocated pension cost year over year, while the higher benefits in 2024 were primarily due to increases in allocated pension cost year over year. The non-operating pension income included in Other income, net was $176 million in 2025, $476 million in 2024 and $529 million in 2023. The lower benefits in 2025 were primarily due to lower expected return on plan assets. The lower benefits in 2024 were primarily due to lower expected return on plan assets and higher amortization of net actuarial losses, partially offset by lower interest costs. For further discussion of pension and other postretirement costs, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 28 and 29 of this Form 10-K and see Note 24 to our Consolidated Financial Statements.
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

(Dollars in millions, except per share data)
Years ended December 31,	2025	2024	2023
Revenues	$89,463	$66,517	$77,794
Earnings/(loss) from operations, as reported	$4,281	($10,707)	($773)
Operating margins	4.8%	(16.1)%	(1.0)%

Pension FAS/CAS service cost adjustment(1)	($784)	($811)	($799)
Postretirement FAS/CAS service cost adjustment(1)	(261)	(293)	(257)
FAS/CAS service cost adjustment(1)	($1,045)	($1,104)	($1,056)
Core operating earnings/(loss) (non-GAAP)	$3,236	($11,811)	($1,829)
Core operating margins (non-GAAP)	3.6%	(17.8)%	(2.4)%

Diluted earnings/(loss) per share, as reported	$2.48	($18.36)	($3.67)
Pension FAS/CAS service cost adjustment(1)	(1.03)	(1.26)	(1.32)
Postretirement FAS/CAS service cost adjustment(1)	(0.34)	(0.45)	(0.42)
Non-operating pension income(2)	(0.24)	(0.74)	(0.87)
Non-operating postretirement income(2)	(0.02)	(0.11)	(0.10)
Provision for deferred income taxes on adjustments (3)	0.34	0.54	0.57
Core earnings/(loss) per share (non-GAAP)	$1.19	($20.38)	($5.81)

Diluted weighted average common shares outstanding (in millions)	762.3	646.9	605.8
(1)FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating earnings/(loss) (non-GAAP).
(2)Non-operating pension and postretirement income represents the components of net periodic benefit costs/(income) other than service cost/(income). This income is included in Other income, net and is excluded from Core earnings/(loss) per share (non-GAAP).
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
Revenue and cost estimates for all significant long-term contract performance obligations are reviewed and reassessed quarterly. Changes in these estimates could result in recognition of cumulative catch-up adjustments to the contract’s inception to date revenues, cost of sales and profit in the period in which such changes are made. Changes in revenue and cost estimates could also result in a reach-forward loss or an adjustment to a reach-forward loss which would be recorded immediately in earnings. Net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts, including the impact of estimated losses on unexercised options, decreased Earnings from operations by $1,377 million in 2025 and increased Loss from operations by $6,562 million and $2,943 million in 2024 and 2023, respectively, and were primarily due to losses recognized on the KC-46A Tanker, VC-25B, T-7A Red Hawk, MQ-25, and Commercial Crew programs. These are all fixed-price development programs, and there is ongoing risk that similar losses may have to be recognized in future periods on these and/or other programs.
Due to the significance of judgment in the estimation process described above, it is likely that materially different earnings could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, changes in underlying operational assumptions, inability to implement planned risk mitigation plans, failure to achieve productivity targets, supplier shortages, quality issues and/or pricing issues, inflationary trends, or other circumstances may adversely affect financial performance in future periods. If the combined gross margins for our profitable long-term contracts had been estimated to be higher or lower by 1% during 2025, it would have increased or decreased pre-tax income for the year by approximately $320 million.
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
Factors that must be estimated include program accounting quantity, sales price, production rates, labor and employee benefit costs, material costs, procured part costs, major component costs, overhead costs, program tooling and other non-recurring costs, and warranty costs. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers and market studies. Total estimated program sales are determined by estimating the model mix and sales price for all unsold units within the accounting quantity, added together with the sales prices for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment for inflation that is updated quarterly, as well as customer consideration driven by delivery delays. Cost estimates are based largely on negotiated and anticipated contracts with suppliers, historical performance trends, and business base and other economic projections. Factors that influence these estimates include the timing of production rate increases, internal and supplier performance trends, production quality, labor instability, supply chain delays and quality issues, learning curve, change incorporation, rework or safety enhancements, regulatory requirements, flight test and certification requirements and schedules, performance or reliability issues involving completed aircraft, customer and/or supplier claims or assertions, asset utilization, anticipated labor agreements, and inflationary or deflationary trends. Since the 737-9 door plug accident in January 2024, the 737 program may only increase production rates and/or implement new production lines with the concurrence of the FAA. If we are unable to increase production rates consistent with our assumptions, our financial position, results of operations and cash flows could be materially impacted.
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
The 777X and 767 programs recognized earnings charges totaling $4,899 million and $384 million during the year ended December 31, 2025. Adverse changes to the revenue and/or cost estimates for these programs could result in further earnings charges in future periods.
Due to the significance of judgment in the estimation process described above, it is reasonably possible that changes in underlying circumstances or assumptions could have a material effect on program gross margins. If the combined gross margin percentages for our commercial airplane programs had been estimated to be 1% higher or lower it would have an approximately $390 million impact on operating earnings for the year ended December 31, 2025.

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
The projected benefit obligation is sensitive to discount rates. The projected benefit obligation would decrease by $1,185 million or increase by $1,310 million if the discount rate increased or decreased by 25 basis points. A 25 basis point change in the discount rate would not have a significant impact on pension cost. However, net periodic pension cost is sensitive to changes in the expected long-term rate of asset return. A decrease or increase of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2025 net periodic pension cost by $134 million. See Note 18 to our Consolidated Financial Statements, which includes the discount rate and expected long-term rate of asset return assumptions for the last three years.
Deferred Income Taxes – Valuation Allowance
The Company had deferred income tax assets of $21,065 million at December 31, 2025, that can be used in future years to offset taxable income and reduce income taxes payable. The Company had deferred income tax liabilities of $11,420 million at December 31, 2025, that will partially offset deferred income tax assets and result in higher taxable income in future years and increase income taxes payable. Tax law determines whether future reversals of temporary differences will result in taxable and deductible amounts that offset each other in future years. The particular years in which temporary differences result in taxable or deductible amounts generally are determined by the timing of the recovery of the related asset or settlement of the related liability.
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
The Company’s valuation allowance of $9,754 million at December 31, 2025, primarily relates to certain domestic deferred tax assets and domestic tax net operating losses, tax credits and interest carryforwards that are assumed to reverse beyond the period in which reversals of deferred tax liabilities are assumed to occur. The Company’s valuation allowance increased by $1,917 million in 2025 primarily reflecting $1,833 million recorded as part of acquisition accounting against acquired Spirit deferred tax assets as well as tax credits and other carryforwards generated in 2025 that cannot be realized in 2025. Until the Company generates sustained levels of profitability, additional valuation allowances may have to be recorded with corresponding adverse impacts on earnings and/or other comprehensive income.

For additional information regarding income taxes, see Note 6 to our Consolidated Financial Statements.
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
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2025, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized gains by $425 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.
Commodity Price Risk
We are subject to commodity price risk relating to commodity purchase contracts for items used in production that are subject to changes in the market price. We use commodity swaps and commodity purchase contracts to hedge against these potentially unfavorable price changes. Our commodity purchase contracts and derivatives are both sensitive to changes in the market price. At December 31, 2025, a 10% increase or decrease in the market price in our commodity derivatives would have increased or decreased our unrealized gains by $38 million. Consistent with the use of these contracts to neutralize the effect of market price fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these commodity purchase contracts and the offsetting swaps do not create material market risk.
Market Risk
Participants in deferred compensation plans can diversify the deferred amounts among investment funds which are subject to potential changes in fair value. As of December 31, 2025, the deferred compensation liability, which is being marked to market, was $1.7 billion. A 10% change in the fair value of these investment funds would increase or decrease the liability by $169 million. Changes in the liability are recorded in operating earnings.

Item 8. Financial Statements and Supplementary Data

The Boeing Company and Subsidiaries
Consolidated Statements of Operations

(Dollars in millions, except per share data)
Years ended December 31,	2025	2024	2023
Sales of products	$75,356	$53,227	$65,581
Sales of services	14,107	13,290	12,213
Total revenues	89,463	66,517	77,794

Cost of products	(73,761)	(57,394)	(59,864)
Cost of services	(11,413)	(11,114)	(10,206)
Total costs and expenses	(85,174)	(68,508)	(70,070)
	4,289	(1,991)	7,724
Income from operating investments, net	25	71	46
General and administrative expense	(6,090)	(5,021)	(5,168)
Research and development expense, net	(3,615)	(3,812)	(3,377)
Gain on dispositions, net	9,672	46	2
Earnings/(loss) from operations	4,281	(10,707)	(773)
Other income, net	1,125	1,222	1,227
Interest and debt expense	(2,771)	(2,725)	(2,459)
Earnings/(loss) before income taxes	2,635	(12,210)	(2,005)
Income tax (expense)/benefit	(397)	381	(237)
Net earnings/(loss)	2,238	(11,829)	(2,242)
Less: Net earnings/(loss) attributable to noncontrolling interest	3	(12)	(20)
Net earnings/(loss) attributable to Boeing shareholders	2,235	(11,817)	(2,222)
Less: Mandatory convertible preferred stock dividends accumulated during the period	345	58
Net earnings/(loss) attributable to Boeing common shareholders	$1,890	($11,875)	($2,222)

Basic earnings/(loss) per share	$2.49	($18.36)	($3.67)

Diluted earnings/(loss) per share	$2.48	($18.36)	($3.67)
See Notes to the Consolidated Financial Statements on pages 59 - 120.

The Boeing Company and Subsidiaries
Consolidated Statements of Comprehensive Income

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Net earnings/(loss)	$2,238	($11,829)	($2,242)
Other comprehensive income/(loss), net of tax:
Currency translation adjustments	225	(44)	33
Reclassification of realized loss on foreign currency translation to Gain on dispositions, net	17
Unrealized gain on certain investments, net of tax of $0, $0 and $0			2
Derivative instruments:
Unrealized gain/(loss) arising during period, net of tax of ($10), $0 and ($11)	262	(258)	41
Reclassification adjustment for loss/(gain) included in net loss, net of tax of ($1), $0 and $1	37	35	(5)
Total unrealized gain/(loss) on derivative instruments, net of tax	299	(223)	36
Defined benefit pension plans & other postretirement benefits:
Net actuarial gain/(loss) arising during the period, net of tax of ($1), ($1) and $13	25	(225)	(722)
Amortization of actuarial loss/(gain) included in net periodic benefit cost, net of tax of ($9), $0 and $0	149	105	(2)
Amortization of prior service credits included in net periodic benefit cost, net of tax of $4, $0 and $1	(71)	(92)	(102)
Prior service credits arising during the period, net of tax of $0, $0 and $0	(6)	(140)
Pension and postretirement benefit related to our equity method investments, net of tax of $0, $0 and $0		9
Total defined benefit pension plans & other postretirement benefits, net of tax	97	(343)	(826)
Other comprehensive income/(loss), net of tax	638	(610)	(755)
Comprehensive income/(loss)	2,876	(12,439)	(2,997)
Less: Comprehensive income/(loss) attributable to noncontrolling interest	3	(12)	(20)
Comprehensive income/(loss) attributable to Boeing Shareholders	$2,873	($12,427)	($2,977)
See Notes to the Consolidated Financial Statements on pages 59 - 120.

The Boeing Company and Subsidiaries
Consolidated Statements of Financial Position

(Dollars in millions, except per share data)
December 31,	2025	2024
Assets
Cash and cash equivalents	$10,921	$13,801
Short-term and other investments	18,479	12,481
Accounts receivable, net	2,921	2,631
Unbilled receivables, net	9,158	8,363
Current portion of financing receivables, net		207
Inventories	84,679	87,550
Other current assets, net	2,301	2,965
Total current assets	128,459	127,998
Financing receivables and operating lease equipment, net	241	314
Property, plant and equipment, net	15,361	11,412
Goodwill	17,275	8,084
Acquired intangible assets, net	1,567	1,957
Deferred income taxes	107	185
Investments	1,048	999
Other assets, net of accumulated amortization of $1,014 and $1,085	4,177	5,414
Total assets	$168,235	$156,363
Liabilities and equity
Accounts payable	$13,109	$11,364
Accrued liabilities	27,141	24,103
Advances and progress billings	59,404	60,333
Short-term debt and current portion of long-term debt	8,461	1,278
Total current liabilities	108,115	97,078
Deferred income taxes	216	122
Accrued retiree health care	2,091	2,176
Accrued pension plan liability, net	4,287	5,997
Other long-term liabilities	2,432	2,318
Long-term debt	45,637	52,586
Total liabilities	162,778	160,277
Shareholders’ equity:
Mandatory convertible preferred stock, 6.00% Series A, par value $1.00 – 20,000,000 shares authorized; 5,750,000 shares issued; aggregate liquidation preference $5,750	6	6
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	21,441	18,964
Treasury stock, at cost	(28,029)	(32,386)
Retained earnings	17,252	15,362
Accumulated other comprehensive loss	(10,277)	(10,915)
Total shareholders' equity/(deficit)	5,454	(3,908)
Noncontrolling interests	3	(6)
Total equity	5,457	(3,914)
Total liabilities and equity	$168,235	$156,363
See Notes to the Consolidated Financial Statements on pages 59 - 120.

The Boeing Company and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Cash flows – operating activities:
Net earnings/(loss)	$2,238	($11,829)	($2,242)
Adjustments to reconcile net earnings/(loss) to net cash provided/(used) by operating activities:
Non-cash items –
Share-based plans expense	426	407	690
Treasury shares issued for 401(k) contribution	1,530	1,601	1,515
Depreciation and amortization	1,953	1,836	1,861
Investment/asset impairment charges, net	45	112	46
Gain on dispositions, net	(9,672)	(46)	(2)
777X and 767 reach-forward losses	5,283	4,079
Other charges and credits, net	264	528	3
Changes in assets and liabilities –
Accounts receivable	(95)	(37)	(128)
Unbilled receivables	(677)	(60)	321
Advances and progress billings	(723)	4,069	3,365
Inventories	(1,501)	(12,353)	(1,681)
Other current assets	155	(16)	389
Accounts payable	724	(793)	1,672
Accrued liabilities	1,341	1,563	779
Income taxes receivable, payable and deferred	115	(567)	44
Other long-term liabilities	(346)	(329)	(313)
Pension and other postretirement plans	(593)	(959)	(1,049)
Financing receivables and operating lease equipment, net	274	512	571
Other	324	202	119
Net cash provided/(used) by operating activities	1,065	(12,080)	5,960
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(2,942)	(2,230)	(1,527)
Proceeds from disposals of property, plant and equipment	82	49	27
Acquisitions, net of cash acquired	(1,248)	(50)	(70)
Proceeds from dispositions	10,585	124
Contributions to investments	(51,938)	(13,856)	(16,448)
Proceeds from investments	46,628	4,743	15,739
Supplier notes receivable	(662)	(694)	(162)
Repayments on supplier notes receivable	2	40
Purchase of distribution rights	(9)	(88)
Other	1	(11)	4
Net cash provided/(used) by investing activities	499	(11,973)	(2,437)
Cash flows – financing activities:
New borrowings	165	10,161	75
Debt repayments	(3,621)	(8,673)	(5,216)
Common stock issuance, net of issuance costs		18,200
Mandatory convertible preferred stock issuance, net of issuance costs		5,657
Stock options exercised			45
Employee taxes on certain share-based payment arrangements	(34)	(83)	(408)
Dividends paid on Mandatory convertible preferred stock	(331)
Other	58	(53)	17
Net cash (used)/provided by financing activities	(3,763)	25,209	(5,487)
Effect of exchange rate changes on cash and cash equivalents	40	(47)	30
Net (decrease)/increase in cash & cash equivalents, including restricted	(2,159)	1,109	(1,934)
Cash & cash equivalents, including restricted, at beginning of year	13,822	12,713	14,647
Cash & cash equivalents, including restricted, at end of year	11,663	13,822	12,713
Less restricted cash & cash equivalents, included in Investments	742	21	22
Cash and cash equivalents at end of year	$10,921	$13,801	$12,691
See Notes to the Consolidated Financial Statements on pages 59 - 120.

The Boeing Company and Subsidiaries
Consolidated Statements of Equity

	Boeing shareholders
(Dollars in millions)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at January 1, 2023		$5,061	$9,947	($50,814)	$29,473	($9,550)	$35	($15,848)
Net loss					(2,222)		(20)	(2,242)
Other comprehensive loss, net of tax of $4						(755)		(755)
Share-based compensation			690					690
Treasury shares issued for stock options exercised, net			(28)	73				45
Treasury shares issued for other share-based plans, net			(660)	304				(356)
Treasury shares issued for 401(k) contributions			627	888				1,515
Subsidiary shares purchased from non-controlling interests			(267)					(267)
Other changes in noncontrolling interests							(10)	(10)
Balance at December 31, 2023		$5,061	$10,309	($49,549)	$27,251	($10,305)	$5	($17,228)
Net loss					(11,817)		(12)	(11,829)
Other comprehensive loss, net of tax of ($1)						(610)		(610)
Share-based compensation			407					407
Mandatory convertible preferred stock issued, net of issuance costs	6		5,645					5,651
Common stock issued, net of issuance costs			2,253	15,928				18,181
Treasury shares issued for other share-based plans, net			(145)	129				(16)
Treasury shares issued for 401(k) contributions			495	1,106				1,601
Cash dividends declared on Mandatory convertible preferred stock					(72)			(72)
Other changes in noncontrolling interests							1	1
Balance at December 31, 2024	$6	$5,061	$18,964	($32,386)	$15,362	($10,915)	($6)	($3,914)
Net earnings					2,235		3	2,238
Other comprehensive income, net of tax of ($17)						638		638
Share-based compensation			426					426
Treasury shares issued for other share-based plans, net			(489)	556				67
Treasury shares issued for 401(k) contributions			559	971				1,530
Treasury shares issued in exchange for shares of Spirit			1,874	2,830				4,704
Premium on Exchangeable Notes assumed from acquisition of Spirit			109					109
Cash dividends declared on Mandatory convertible preferred stock					(345)			(345)
Other changes in noncontrolling interests			(2)				6	4
Balance at December 31, 2025	$6	$5,061	$21,441	($28,029)	$17,252	($10,277)	$3	$5,457
See Notes to the Consolidated Financial Statements on pages 59 - 120.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Summary of Business Segment Data

(Dollars in millions)
Years ended December 31,	2025	2024	2023
Revenues:
Commercial Airplanes	$41,494	$22,861	$33,901
Defense, Space & Security	27,234	23,918	24,933
Global Services	20,923	19,954	19,127
Unallocated items, eliminations and other	(188)	(216)	(167)
Total revenues	$89,463	$66,517	$77,794
Earnings/(loss) from operations:
Commercial Airplanes	($7,079)	($7,969)	($1,635)
Defense, Space & Security	(128)	(5,413)	(1,764)
Global Services	13,474	3,618	3,329
Segment operating earnings/(loss)	6,267	(9,764)	(70)
Unallocated items, eliminations and other	(3,031)	(2,047)	(1,759)
FAS/CAS service cost adjustment	1,045	1,104	1,056
Earnings/(loss) from operations	4,281	(10,707)	(773)
Other income, net	1,125	1,222	1,227
Interest and debt expense	(2,771)	(2,725)	(2,459)
Earnings/(loss) before income taxes	2,635	(12,210)	(2,005)
Income tax (expense)/benefit	(397)	381	(237)
Net earnings/(loss)	2,238	(11,829)	(2,242)
Less: Net earnings/(loss) attributable to noncontrolling interest	3	(12)	(20)
Net earnings/(loss) attributable to Boeing shareholders	2,235	(11,817)	(2,222)
Less: Mandatory convertible preferred stock dividends accumulated during the period	345	58
Net earnings/(loss) attributable to Boeing common shareholders	$1,890	($11,875)	($2,222)
This information is an integral part of the Notes to the Consolidated Financial Statements. See Note 24 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Consolidated Financial Statements
Years ended December 31, 2025, 2024 and 2023
(Dollars in millions, except otherwise stated)
Note 1 – Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing,” the “Company,” “we,” “us” or “our”). These statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. All significant intercompany accounts and transactions have been eliminated. As described in Note 24, we operate in three reportable segments: Commercial Airplanes (BCA), Defense, Space & Security (BDS), and Global Services (BGS).
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
The table below reflects the impact of net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts including the impact to Earnings/(loss) from operations from changes in estimated losses on unexercised options for the years ended December 31:

	2025	2024	2023
Decrease to Revenue	($916)	($2,794)	($1,706)
Decrease/increase to Earnings/(loss) from operations	($1,377)	($6,562)	($2,943)
Decrease/increase to Diluted earnings/(loss) per share	($1.53)	($9.83)	($5.43)
Significant adjustments during the three years ended December 31, 2025, 2024 and 2023, included losses on KC-46A Tanker, VC-25B, T-7A Red Hawk, MQ-25, and Commercial Crew programs.

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
Other service revenue contracts Certain contracts at our BGS segment are for sales of services to commercial customers including maintenance, training, and digital solutions and analytics. We recognize revenue for these service performance obligations over time as the services are rendered. The method of measuring progress (such as straight-line or billable amount) varies depending upon which method best depicts the transfer of control to the customer based on the type of service performed. Cost of sales is recorded as incurred.
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
Reinsurance Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $99, $110 and $163 during 2025, 2024 and 2023, respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $123, $123 and $181 during 2025, 2024 and 2023, respectively. Revenues and costs are presented net in Cost of products and Cost of services in the Consolidated Statements of Operations.
Research and Development
Research and development includes costs incurred for experimentation, design and testing, as well as bid and proposal efforts related to government products and services, which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our long-term contract accounting policy. We have certain research and development arrangements with customers that meet the conditions for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues. Research and development expense, net included bid and proposal costs of $161, $179 and $188 in 2025, 2024 and 2023, respectively.

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
Income Taxes
Provisions for U.S. federal, state and local, and non-U.S. income taxes are calculated on reported Earnings/(loss) before income taxes based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions.
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
Postretirement Plans
Many of our employees have earned benefits under defined benefit pension plans. The majority of employees that had participated in defined benefit pension plans have transitioned to a company-funded defined contribution retirement savings plan. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and, for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other postretirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return and medical trend (rate of growth for medical costs). Actuarial gains and losses, which occur when actual experience differs from actuarial assumptions, are reflected in Shareholders’ equity (net of taxes). If actuarial gains and losses exceed 10 percent of the greater of plan assets or plan liabilities, we amortize them over the average expected future lifetime of participants. The funded status of our pension and postretirement plans is reflected on the Consolidated Statements of Financial Position.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits and other money market instruments, which have original maturities of three months or less. We aggregate our cash balances by bank where conditions for right of set-off are met, and reclassify any negative balances, consisting mainly of uncleared checks, to Accounts payable. Negative balances reclassified to Accounts payable were $127 and $110 at December 31, 2025 and 2024.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, including applicable construction-period interest, less accumulated depreciation and are depreciated principally over the following estimated useful lives: new buildings and land improvements, from 10 to 40 years; and new machinery and equipment, from four to 20 years. The principal method of depreciation for buildings and land improvements is 150% declining balance and for machinery and equipment is sum-of-the-years’ digits. Capitalized internal use software is included in Other assets, net and amortized using the straight line method over five years. Capitalized costs of software purchased as a service are included in Other assets, net and amortized using the straight line method over the term of the hosting arrangement, which is typically no greater than 10 years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including assets that may be subject to a management plan for disposition.
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
We performed our annual goodwill impairment test as of April 1, 2025, using a qualitative assessment. We determined the fair value of each of our reporting units substantially exceeded their respective carrying values. Our Military Aircraft reporting unit within our BDS segment had goodwill of $1,295 and a negative carrying value at December 31, 2025.
Indefinite-lived intangibles consist of in-process research and development (IPR&D) acquired in a business combination. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. IPR&D is reclassified to finite-lived acquired intangible assets when a project is completed and then amortized on a straight-line basis over the asset’s estimated useful life. We test IPR&D for impairment by comparing the carrying value to current projections of related discounted cash flows. Any excess carrying value over the amount of discounted cash flows represents the amount of the impairment.

Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, from three to 10 years; product know-how, from nine to 13 years; customer base, from seven to 17 years; distribution rights, from eight to 24 years; and other, from three to 32 years. We evaluate the potential impairment of finite-lived acquired intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.
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
We hold certain other derivative instruments for economic purposes. These derivative instruments are derivatives for accounting purposes but are not designated as hedges for accounting purposes. For derivative instruments not designated for hedge accounting treatment, the changes in their fair value are recorded in earnings immediately.

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
Note 2 – Spirit Acquisition
On December 8, 2025, we completed our acquisition of Spirit AeroSystems Holdings, Inc. (Spirit) pursuant to the Agreement and Plan of Merger dated June 30, 2024 (Merger Agreement). In connection with the closing of the transactions contemplated by the Merger Agreement (Spirit Acquisition), Boeing became the ultimate parent company of Spirit and its respective subsidiaries, including Spirit AeroSystems, Inc. (Spirit Sub). The Spirit Acquisition enables Boeing and Spirit to align our commercial production systems, including our Safety and Quality Management Systems, and our workforces to the same priorities, incentives and outcomes.
Total consideration for the Spirit Acquisition was $8,371 comprised of the following:

Boeing common stock exchanged for Spirit common stock (1)	$4,704
Settlement of loans, advances and other payments to Spirit	2,571
Debt repaid on Spirit’s behalf	948
Premium on assumed Spirit Exchangeable Notes	109
Exchange of Spirit share-based awards (1)	39
Fair value of total consideration	$8,371
(1)     Fair value of consideration reflects the price per share of Boeing common stock on the acquisition date.
In accordance with the Merger Agreement, 117.5 million shares of Spirit common stock were exchanged for 22.98 million shares of Boeing common stock at an exchange ratio of 0.1955. The exchange ratio was calculated as $37.25 divided by the $190.493 volume weighted average price per share of Boeing common stock on the New York Stock Exchange for the 15-trading-day period ended on December 4, 2025.
Since 2023, Boeing has provided funding in the form of loans and advance payments to Spirit to support its liquidity, rate readiness, and 787 tooling and capital expenditures. Pursuant to the terms of the Merger Agreement, Boeing also provided funding to Spirit for the portion of the payment to Airbus SE (Airbus) that Spirit was unable to satisfy with cash on hand as of the closing of the transactions contemplated by the Stock and Asset Purchase Agreement, dated April 27, 2025, between Spirit and Airbus, which closing occurred concurrently with the Spirit Acquisition. Such amounts totaling $2,571 were deemed to be consideration.
We expensed $53 of acquisition related costs in the Consolidated Statements of Operations as General and administrative expense during the year ended December 31, 2025. The results of Spirit’s operations between the acquisition date and December 31, 2025, were not material. We have determined disclosure of 2025 and 2024 proforma revenue and earnings of Boeing combined with the acquired Spirit business is impracticable. Historical financial results of the acquired portion of the Spirit business are not readily available. To prepare proforma revenue and earnings would require revising historical estimates used in our long-term contract and program accounting as if the Spirit Acquisition had occurred at January 1, 2024 which is impracticable.

The preliminary allocation of the purchase price was as follows:

Cash and cash equivalents	$281
Accounts receivable	339
Unbilled receivables	126
Inventories	1,438
Property, plant and equipment	2,419
Goodwill	9,997
Acquired intangible assets	109
Other assets	116
Accounts payable	(953)
Accrued liabilities	(1,784)
Advances and progress billings	(97)
Short-term debt and current portion of long-term debt	(329)
Other long-term liabilities	(178)
Long-term debt	(3,279)
Other	166
Total net assets acquired	$8,371
The amounts recorded for acquired assets and assumed liabilities are preliminary and are based on the information available as of the reporting date. The primary areas that remain preliminary relate to the fair values of inventories, property, plant and equipment, goodwill, intangible assets, and off-market contracts. The Company will continue to adjust the provisional estimates as additional information becomes available and final valuation and analyses are completed. Provisional goodwill of $9,997 associated with the Spirit Acquisition was provisionally assigned to our BCA segment as we expect the majority of synergies from the Spirit Acquisition to relate to the commercial airplane segment. The acquired intangible assets primarily relate to customer relationships and have a weighted-average useful life of five years. Accrued liabilities includes $1,065 for the fair value of off-market customer contracts measured as the present value of the amount by which the terms of the contract deviated from the terms that a market participant could have achieved. Future estimated revenues from the amortization of off-market contract liabilities is as follows:

	2026	2027	2028	2029	2030
Estimated revenue	$113	$133	$129	$102	$97
We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. Approximately $30 of the acquired goodwill and intangible assets is deductible for tax purposes.
Note 3 – Digital Aviation Solutions Divestiture
On October 31, 2025, we closed on the sale of portions of our BGS segment’s Digital Aviation Solutions business (Digital Aviation Solutions Divestiture) to Thoma Bravo for proceeds of $10,550. The sale included Jeppesen, ForeFlight, AerData and OzRunways assets and liabilities and resulted in a gain of $9,566 recorded in Gain on dispositions, net in the Consolidated Statements of Operations.

Note 4 – Goodwill and Acquired Intangibles
Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

	Commercial Airplanes	Defense, Space & Security	Global Services	Other	Total
Balance at December 31, 2023	$1,319	$3,235	$3,454	$85	$8,093
Acquisitions	9			9	18
Dispositions		(17)			(17)
Goodwill adjustments			(10)		(10)
Balance at December 31, 2024	$1,328	$3,218	$3,444	$94	$8,084
Spirit Acquisition	9,997				9,997
Digital Aviation Solutions Divestiture			(810)		(810)
Other dispositions			(6)		(6)
Goodwill adjustments			10		10
Balance at December 31, 2025	$11,325	$3,218	$2,638	$94	$17,275
As of December 31, 2025 and 2024, we had indefinite-lived intangible assets with carrying amounts of $0 and $197 relating to trade names. As of December 31, 2025 and 2024, we had an indefinite-lived intangible asset with a carrying amount of $202 related to in process research and development for a next-generation air vehicle.
The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets were as follows at December 31:

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Distribution rights	$2,509	$1,670	$2,501	$1,554
Product know-how	222	213	546	475
Customer base	1,217	748	1,315	851
Developed technology	533	509	573	528
Other	219	195	278	247
Total	$4,700	$3,335	$5,213	$3,655
Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2025 and 2024 was $204 and $223. Estimated amortization expense for the five succeeding years is as follows:

	2026	2027	2028	2029	2030
Estimated amortization expense	$197	$182	$155	$150	$144

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
Diluted earnings per share is calculated by taking net earnings attributable to Boeing shareholders, less Mandatory convertible preferred stock dividends accumulated during the period and earnings available to participating securities, divided by the diluted weighted average common shares outstanding. Diluted weighted average common shares outstanding is calculated using the treasury stock method for share-based compensation awards and the if-converted method for Mandatory convertible preferred stock and Exchangeable Notes. Under the if-converted method, if the potential conversion of our Mandatory convertible preferred stock and/or Exchangeable Notes is dilutive, net earnings attributable to Boeing shareholders is adjusted to add back the Mandatory convertible preferred stock dividends accumulated during the period and/or the periodic interest expense on the Exchangeable Notes, net of tax.

The elements used in the computation of Basic and Diluted earnings/(loss) per share were as follows:

(In millions - except per share amounts)
Years ended December 31,	2025	2024	2023
Basic
Net earnings/(loss) attributable to Boeing shareholders	$2,235	($11,817)	($2,222)
Less: Mandatory convertible preferred stock dividends accumulated during the period	345	58
Less: earnings available to participating securities	1
Net earnings/(loss) available to common shareholders	$1,889	($11,875)	($2,222)
Diluted
Basic Net earnings/(loss) available to common shareholders	$1,889	($11,875)	($2,222)
Add: Mandatory convertible preferred stock dividends accumulated during the period
Add: interest expense on Exchangeable Notes, net of tax
Net earnings/(loss) available to common shareholders	$1,889	($11,875)	($2,222)
Basic
Basic weighted average shares outstanding	760.0	647.2	606.1
Less: participating securities(1)	0.2	0.3	0.3
Basic weighted average common shares outstanding	759.8	646.9	605.8
Diluted
Basic weighted average shares outstanding	760.0	647.2	606.1
Dilutive potential common shares(2)	2.5
Diluted weighted average shares outstanding	762.5	647.2	606.1
Less: participating securities(1)	0.2	0.3	0.3
Diluted weighted average common shares outstanding	762.3	646.9	605.8
Net earnings/(loss) per share:
Basic	$2.49	($18.36)	($3.67)
Diluted	2.48	(18.36)	(3.67)
(1)Participating securities include certain instruments in our deferred compensation plan.
(2)Diluted earnings per share includes any dilutive impact of stock options, restricted stock units, performance restricted stock units, Mandatory convertible preferred stock and Exchangeable Notes.

The following table represents potential common shares that were not included in the computation of Diluted earnings/(loss) per share. Potential common shares from performance restricted stock units, restricted stock units and stock options were not included because their effect was antidilutive based on their strike price or the performance condition was not met. Potential common shares from Mandatory convertible preferred stock and Exchangeable Notes were not included because their effect was antidilutive based on the application of the if-converted method.

(Shares in millions)
Years ended December 31,	2025	2024	2023
Performance restricted stock units	0.5	0.7
Restricted stock units	0.1	0.5
Stock options	0.8	0.8	0.8
Mandatory convertible preferred stock	33.8
Exchangeable Notes	0.1
In addition, potential common shares of 11.6 million and 5.7 million for the years ended December 31, 2024 and 2023, were excluded from the computation of Diluted earnings/(loss) per share, because the effect would have been antidilutive as a result of incurring a net loss in those periods.
Note 6 – Income Taxes
The components of Earnings/(loss) before income taxes were:

Years ended December 31,	2025	2024	2023
U.S.	($3,492)	($12,813)	($2,512)
Non-U.S.	6,127	603	507
Total	$2,635	($12,210)	($2,005)
Income tax (benefit)/expense consisted of the following:

Years ended December 31,	2025	2024	2023
Current tax expense/(benefit)
U.S. federal	$2	($277)	$9
Non-U.S.	287	184	179
U.S. state	9	14	19
Total current	298	(79)	207
Deferred tax expense/(benefit)
U.S. federal	40	(71)	6
Non-U.S.	(25)	3	5
U.S. state	84	(234)	19
Total deferred	99	(302)	30
Total income tax expense/(benefit)	$397	($381)	$237

Net income tax payments in 2025 were as follows:

Year ended December 31,	2025
U.S. federal	$37
U.S. state	(5)
Non-U.S.
Germany	83
Other	160
Total Non-U.S.	243
Total net income tax payments	$275
Net income tax payments were $187 and $204 in 2024 and 2023.
The following is a reconciliation of the U.S. federal statutory tax to actual income tax expense:

Year ended December 31,	2025
	Amount	Rate
U.S. federal statutory tax	$553	21.0%
State and local income tax, net of federal income tax effect (1)	73	2.8
Foreign tax effects
Germany - Digital Aviation Solutions Divestiture (2)	(751)	(28.5)
Sweden - Digital Aviation Solutions Divestiture (2)	(393)	(14.9)
Other foreign	121	4.6
Effect of cross-border tax laws - Global Intangible Low-Taxed Income - Digital Aviation Solutions Divestiture (3)	1,242	47.1
Tax Credits - Research and development credits	(559)	(21.2)
Changes in valuation allowances (4)	(50)	(1.9)
Nontaxable or nondeductible items
Non-prosecution agreement liability	93	3.5
Digital Aviation Solutions Divestiture	(61)	(2.3)
Changes in prior year worldwide unrecognized tax benefits	69	2.6
Other provision adjustments	60	2.3
Income tax expense	$397	15.1%
(1)    During the year ended December 31, 2025, the tax effect in this category was primarily driven by state taxes in California (greater than 50 percent).
(2)    We recorded a tax expense of $59 in the foreign jurisdictions related to the Digital Aviation Solutions Divestiture. The German Digital Aviation Solutions Divestiture rate benefit was due to the statutory rate difference of ($203) (7.7)% and a participation exemption of ($548) (20.8)%. The Swedish rate benefit was entirely due to a participation exemption.
(3)    Related to the Digital Aviation Solutions Divestiture, in the U.S., we recorded a Global Intangible Low-Taxed Income inclusion, which is offset by a decrease in the federal valuation allowance, resulting in no federal tax expense.
(4)    The worldwide valuation allowance recorded in tax expense was $120 with $50 federal tax benefit shown on this line, $161 state tax expense included in State and Local Tax line item, and $9 foreign tax expense included in Foreign Tax Effects.

Years ended December 31,	2024		2023
	Amount	Rate	Amount	Rate
U.S. federal statutory tax	($2,564)	21.0%	($421)	21.0%
Valuation allowance	3,145	(25.8)	1,150	(57.3)
Federal audit settlement(1)	(490)	4.0
Research and development credits	(409)	3.3	(472)	23.6
State income tax provision, net of effects on U.S. federal tax	(223)	1.8	(75)	3.7
Tax on non-U.S. activities	113	(0.9)	35	(1.8)
Impact of subsidiary shares purchased from noncontrolling interests			(29)	1.5
Other provision adjustments	47	(0.3)	49	(2.5)
Income tax (benefit)/expense	($381)	3.1%	$237	(11.8)%
(1)     In the second quarter of 2024, we recorded a tax benefit of $490 related to the settlement of the 2018-2020 federal tax audit, which excludes an associated $155 valuation expense that is recorded in the Valuation allowance line.
Significant components of our deferred tax assets/(liabilities) at December 31 were as follows:

	2025	2024
Federal net operating loss, credit, interest and other carryovers(1)	$9,569	$4,719
Inventory and long-term contract methods of income recognition	(5,584)	(4,765)
State net operating loss, credit, interest and other carryovers(2)	2,035	1,353
Fixed assets, intangibles and goodwill	(1,847)	(1,526)
Accrued expenses and reserves	1,512	1,029
Other employee benefits	1,313	1,049
Pension benefits	880	1,045
International net operating loss, credit and capital loss carryovers	598	70
Other postretirement benefit obligations	562	587
Research Expenditures	278	3,936
Other	329	403
Gross deferred tax assets before valuation allowance	9,645	7,900
Valuation allowance	(9,754)	(7,837)
Net deferred tax (liabilities)/assets after valuation allowance	($109)	$63
(1)     Of the deferred tax asset for federal net operating loss, credit, interest and other carryovers, $2,332 expires on or before December 31, 2045 and $7,237 may be carried over indefinitely.
(2)     Of the deferred tax asset for state net operating loss, credit, interest and other carryovers, $1,035 expires on or before December 31, 2045 and $1,000 may be carried over indefinitely.

Net deferred tax (liabilities)/assets at December 31 were as follows:

	2025	2024
Deferred tax assets	$21,065	$17,991
Deferred tax liabilities	(11,420)	(10,091)
Valuation allowance	(9,754)	(7,837)
Net deferred tax (liabilities)/assets	($109)	$63
The Company’s deferred income tax assets of $21,065 can be used in future years to offset taxable income and reduce income taxes payable. The Company’s deferred income tax liabilities of $11,420 will partially offset deferred income tax assets and result in higher taxable income in future years and increase income taxes payable. Tax law determines whether future reversals of temporary differences will result in taxable and deductible amounts that offset each other in future years. The particular years in which temporary differences result in taxable or deductible amounts generally are determined by the timing of the recovery of the related asset or settlement of the related liability. The deferred income tax assets and liabilities relate primarily to U.S. federal and state tax jurisdictions. From a U.S. federal tax perspective, the Company generated tax net operating losses in 2021, 2024 and 2025 and interest carryovers in 2021 through 2025 that can be carried forward indefinitely and federal research and development credits that can be carried forward 20 years.
Throughout 2024 and 2025, the Company was in a three-year cumulative pre-tax loss position. For purposes of assessing the recoverability of deferred tax assets, the Company determined that it could not include future projected earnings in the analysis due to recent history of losses.
As of December 31, 2025 and 2024, the Company has recorded valuation allowances of $9,754 and $7,837 primarily for certain domestic deferred tax assets, and certain domestic net operating losses, tax credit and interest carryforwards. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. The valuation allowance results from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of deferred tax assets.
In 2025, the Company’s valuation allowance increased by $1,917, primarily reflecting $1,833 recorded as part of acquisition accounting against acquired Spirit deferred tax assets, as well as tax credits and other carryforwards generated in 2025 that cannot be realized in 2025.
Until the Company generates sustained levels of profitability, additional valuation allowances may have to be recorded with corresponding adverse impacts on earnings and/or OCI.
Beginning in 2024, we determined that earnings from our non-U.S. subsidiaries are no longer considered to be indefinitely reinvested.
As of December 31, 2025 and 2024, the amounts accrued for the payment of income tax-related interest and penalties included in the Consolidated Statements of Financial Position were not significant. The amounts of interest included in the Consolidated Statements of Operations were not significant for 2025, 2024 and 2023.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Unrecognized tax benefits – January 1	$688	$1,131	$915
Gross increases – tax positions in prior periods	84		38
Gross decreases – tax positions in prior periods	(4)	(453)	(3)
Gross increases – current period tax positions	253	216	181
Gross decreases – current period tax positions
Settlements		(206)
Unrecognized tax benefits – December 31	$1,021	$688	$1,131
As of December 31, 2025, 2024 and 2023, the total amount of unrecognized tax benefits include $975 $651 and $1,088, respectively, that would affect the effective tax rate, if recognized. As of December 31, 2025, these amounts were primarily associated with the amount of research tax credits claimed.
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
The Organization for Economic Co-operation and Development (OECD) has issued Pillar Two model rules, introducing a new global minimum tax of 15%. While the United States has not adopted Pillar Two, other countries have enacted such legislation or are considering implementation. Given our limited operations in low-tax jurisdictions, Pillar Two has not materially increased our global tax costs. On January 5, 2026, the OECD released a comprehensive package for a “side-by-side arrangement” with respect to Pillar Two. Notably, once adopted, this new guidance will prevent other countries from imposing tax on the U.S. profits of American companies. We will continue to monitor U.S. and international legislative developments, including further announcements on the Side-by-Side package, to assess any potential impacts on our operations.
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA maintains the 21 percent corporate tax rate and makes permanent many of the beneficial expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and development expenditures, more favorable interest deductibility and 100 percent bonus depreciation with effective dates in 2025. Revisions to the international tax framework are effective in 2026. In the third quarter of 2025, we recorded impacts of the OBBBA, which were not material. In the fourth quarter of 2025, we elected to accelerate into 2025 the deduction of domestic research and development expenditures capitalized and unamortized as of December 31, 2024.

Note 7 – Accounts Receivable, net
Accounts receivable, net at December 31 consisted of the following:

	2025	2024
U.S. government contracts(1)	$1,083	$923
Commercial Airplanes	129	48
Global Services(2)	1,436	1,581
Defense, Space, & Security(2)	125	165
Other	224	6
Less allowances for expected credit losses	(76)	(92)
Total	$2,921	$2,631
(1)Includes Foreign Military Sales through the U.S. government (FMS)
(2)Excludes U.S. government contracts
Note 8 – Allowances for Losses on Financial Assets
The change in allowances for expected credit losses for the years ended December 31, 2025 and 2024 consisted of the following:

	Accounts receivable	Unbilled receivables	Other Current Assets	Financing receivables	Other Assets	Total
Balance at January 1, 2024	($89)	($19)	($50)	($51)	($122)	($331)
Changes in estimates	(45)	(19)	(8)	44	(85)	(113)
Write-offs	41		11		8	60
Recoveries	1					1
Balance at December 31, 2024	($92)	($38)	($47)	($7)	($199)	($383)

Balance at January 1, 2025	($92)	($38)	($47)	($7)	($199)	($383)
Changes in estimates	(4)	(4)	(14)	7	(39)	(54)
Write-offs	18		18		110	146
Recoveries	2				17	19
Balance at December 31, 2025	($76)	($42)	($43)	$0	($111)	($272)

Note 9 – Inventories
Inventories at December 31 consisted of the following:

	2025	2024
Commercial aircraft programs	$70,785	$75,192
Long-term contracts in progress	720	752
Capitalized precontract costs(1)	1,411	1,176
Commercial spare parts, used aircraft, general stock materials and other	11,763	10,430
Total	$84,679	$87,550
(1)    Capitalized precontract costs at December 31, 2025 and 2024, includes amounts related to Commercial Crew, T-7A Red Hawk Production Options, and KC-46A Tanker. See Note 15.
Commercial Aircraft Programs
At December 31, 2025 and 2024, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $11,777 and $9,679 and unamortized tooling and other non-recurring costs of $750 and $909. At December 31, 2025, $12,490 of 737 deferred production costs, unamortized tooling and other non-recurring costs is expected to be recovered from units included in the program accounting quantity that have firm orders, and $37 are expected to be recovered from units included in the program accounting quantity that represent expected future orders.
At December 31, 2025 and 2024, commercial aircraft programs inventory included the following amounts related to the 777X program: $4,313 and $3,476 of work in process (including deferred production costs of $651 and $0) and $1,816 and $4,122 of unamortized tooling and other non-recurring costs. In April 2022, we decided to pause production of the 777X-9 during 2022 and 2023, which resulted in abnormal production costs of $513 during the year ended December 31, 2023. In the fourth quarter of 2023, the 777X program resumed production and, as a result, there were no abnormal production costs during the years ended December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, we determined that estimated costs to complete the 777X program plus the costs already included in 777X inventory exceed estimated revenues from the program. The resulting reach-forward loss of $4,899 in 2025 was recorded as a reduction of deferred production costs, unamortized tooling and other non-recurring costs. The reach-forward loss of $3,499 in 2024 was recorded as a reduction of deferred production costs and other non-recurring costs. The level of profitability on the 777X program will be subject to several factors. These factors include aircraft certification requirements and timing, flight test discoveries, design changes, change incorporation on completed aircraft, production disruption due to labor instability and supply chain disruption, customer considerations, delivery timing and negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and any change in the accounting quantity. One or more of these factors could result in additional reach-forward losses in future periods.
At December 31, 2025 and 2024, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $13,859 and $13,178, supplier advances of $932 and $1,379, and unamortized tooling and other non-recurring costs of $1,366 and $1,370. At December 31, 2025, $13,027 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $2,198 are expected to be recovered from units included in the program accounting quantity that represent expected future orders. We expensed abnormal production costs of $30, $256, and $1,014 during the years ended December 31, 2025, 2024 and 2023.

Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $6,412 and $5,837 at December 31, 2025 and 2024.
Note 10 – Contracts with Customers
Unbilled receivables increased from $8,363 at December 31, 2024, to $9,158 at December 31, 2025, primarily driven by revenue recognized in excess of billings at BDS and BGS.
The following table summarizes our contract assets under long-term contracts that were unbillable or related to outstanding claims as of December 31:

	Unbilled		Claims
	2025	2024	2025	2024
Current	$6,556	$6,348		$9
Expected to be collected after one year	2,644	2,053	$89	51
Less allowances for expected credit losses	(42)	(38)
Total	$9,158	$8,363	$89	$60
Unbilled receivables related to commercial customer incentives expected to be collected after one year were $89 and $63 at December 31, 2025 and 2024. Unbilled receivables related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.
Advances and progress billings decreased from $60,333 at December 31, 2024, to $59,404 at December 31, 2025, primarily driven by revenue recognized at BDS and BCA.
Revenues recognized for the years ended December 31, 2025 and 2024, from amounts recorded as Advances and progress billings at the beginning of each year were $20,570 and $14,516.
Note 11 – Financing Receivables and Operating Lease Equipment
Financing receivables and operating lease equipment, net consisted of the following at December 31:

	2025	2024
Financing receivables:
Investment in sales-type leases		$203
Notes		85
Total financing receivables		288
Less allowances for expected credit losses		7
Financing receivables, net		281
Operating lease equipment, at cost, less accumulated depreciation of $60 and $46	$241	240
Total	$241	$521
During the year ended December 31, 2025, our financing receivables were fully collected. Our financing arrangements at December 31, 2025, consist solely of operating leases that range in terms from one to four years, and may include options to extend or terminate. Certain operating leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price.

At December 31, 2024, the components of investment in sales-type leases consisted of gross lease payments receivable of $229 and unearned income of $26. There were no unguaranteed residual assets at December 31, 2025 and 2024.
The majority of our financing receivables and operating lease equipment portfolio is concentrated in the following aircraft models at December 31:

	2025	2024
777 Aircraft (Accounted for as operating leases)	$170	$183
737 Aircraft (Primarily accounted for as operating leases)	45	47
747-8 Aircraft (Primarily accounted for as notes)		92
717 Aircraft (Accounted for as sales-type leases)		196
Impairment charges related to operating lease assets were $0, $5, and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.
Lease income recorded in Sales of services on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, included $6, $45, and $55 of interest income from sales-type leases and $47, $56, and $60 from operating lease payments, respectively.
Variable lease payments for sales-type leases and operating leases recognized in Sales of services for the years ended December 31, 2025, 2024 and 2023, were insignificant.
Profit at the commencement of sales-type leases recorded in Sales of services was $0, $9, and $32 for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, undiscounted cash flows for operating leases over the next five years and thereafter are as follows:

Year 1	$40
Year 2	34
Year 3	32
Year 4	13
Year 5
Thereafter
Total financing receipts	119
Less imputed interest
Total	$119

Note 12 – Property, Plant and Equipment
Property, plant and equipment at December 31 consisted of the following:

	2025	2024
Land	$443	$353
Buildings and land improvements	16,565	14,985
Machinery and equipment	18,335	16,660
Construction in progress	3,631	2,339
Gross property, plant and equipment	38,974	34,337
Less accumulated depreciation	(23,613)	(22,925)
Total	$15,361	$11,412
At December 31, 2025 and 2024, Property, plant and equipment included $519 and $370 of gross right-of-use assets and $196 and $154 of accumulated depreciation on finance leases.
Depreciation expense was $1,413, $1,349 and $1,328 for 2025, 2024 and 2023, respectively.
During 2025 and 2024, we acquired $64 and $76 of property, plant and equipment through non-cash investing and financing transactions. Accounts payable related to purchases of property, plant and equipment were $847 and $591 for the years ended December 31, 2025 and 2024.
Note 13 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following at December 31:

	2025	2024
Time deposits (1)	$17,230	$11,960
Equity method investments (2)	997	948
Restricted cash & cash equivalents (1)(3)	742	21
Available-for-sale debt investments (1)	524	517
Equity and other investments	34	34
Total	$19,527	$13,480
(1)Primarily included in Short-term and other investments on our Consolidated Statements of Financial Position.
(2)Dividends received were $14 and $55 during 2025 and 2024. Retained earnings at December 31, 2025 and 2024, included undistributed earnings from our equity method investments of $213 and $141.
(3)At December 31, 2025, Restricted cash & cash equivalents includes $689 placed in escrow pursuant to the May 2025 non-prosecution agreement with the U.S. Department of Justice. See Note 23 for additional discussion.
Contributions to investments and Proceeds from investments on our Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during 2025, 2024 and 2023, was $51,295, $13,258 and $15,794, respectively. Cash proceeds from the maturities of time deposits during 2025, 2024 and 2023, were $46,025, $4,053 and $15,140, respectively.

Allowance for losses on available-for-sale debt investments is assessed quarterly. All instruments are considered investment grade, and we have not recognized an allowance for expected credit losses as of December 31, 2025. The fair value of available-for-sale debt investments approximates amortized cost.
Equity Method Investments
Our equity method investments consisted of the following at December 31:

	Segment	Ownership Percentages	Investment Balance
			2025	2024
United Launch Alliance	BDS	50%	$556	$557
Other	BCA, BDS, BGS and Other		441	391
Total equity method investments			$997	$948
Note 14 – Leases
Our operating lease assets primarily represent manufacturing and research and development facilities, warehouses and offices. Total operating lease expense was $601, $530 and $457 for the years ended December 31, 2025, 2024 and 2023, of which $83, $75 and $76 was attributable to variable lease expenses, respectively.
For the years ended December 31, 2025, 2024 and 2023, cash payments against operating lease liabilities totaled $467, $408 and $323, and non-cash transactions totaled $414, $490 and $488 to recognize operating assets and liabilities for new leases and modifications.
Supplemental information related to leases included in the Consolidated Statements of Financial Position at December 31 is as follows:

	2025	2024
Operating leases:
Operating lease right-of-use assets	$2,123	$1,984
Operating lease liabilities:
Current portion of lease liabilities	335	324
Non-current portion of lease liabilities	1,932	1,770
Total operating lease liabilities	$2,267	$2,094

Weighted average remaining lease term (years)	13	12
Weighted average discount rate	3.97%	3.43%
Operating lease assets are included in Other assets, net, with the related liabilities included in Accrued liabilities and Other long-term liabilities.

Scheduled payments for operating lease liabilities are as follows:

Operating leases
2026	$433
2027	571
2028	330
2029	250
2030	203
Thereafter	1,233
Total lease payments	3,020
Less imputed interest	(753)
Total	$2,267
As of December 31, 2025, we have entered into leases that have not yet commenced of $65 for offices. These leases will commence in 2026 with lease terms of 1 years to 20 years.
Note 15 – Liabilities, Commitments and Contingencies
Accrued Liabilities
Accrued liabilities at December 31 consisted of the following:

	2025	2024
Accrued compensation and employee benefit costs	$7,464	$6,110
Forward loss recognition	6,711	7,634
Product warranties	2,797	2,133
Other customer concessions and considerations	1,696	1,552
Off-market contracts	1,065
Environmental	877	834
Accrued interest payable	877	796
Current portion of retiree healthcare and pension liabilities	442	452
737 MAX customer concessions and other considerations	383	641
Current portion of lease liabilities	335	324
Other	4,494	3,627
Total	$27,141	$24,103
737 MAX Customer Concessions and Other Considerations
During 2024, we recorded an earnings charge of $443, net of insurance recoveries, in connection with estimated considerations to customers for disruption related to the January 2024 737-9 door plug accident and grounding. This charge is reflected in the financial statements as a reduction to Sales of products.

The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during 2025 and 2024.

	2025	2024
Beginning balance – January 1	$641	$1,327
Reductions for payments made	(192)	(929)
Reductions for concessions and other in-kind considerations	(66)	(267)
Changes in estimates		510
Ending balance – December 31	$383	$641
At December 31, 2025, $89 of the liability balance remains subject to negotiations with customers. The remaining contracted amount is primarily expected to be liquidated by lower customer delivery payments.
Environmental
The following table summarizes changes in environmental remediation liabilities during the years ended December 31, 2025 and 2024.

	2025	2024
Beginning balance – January 1	$834	$844
Reductions for payments made, net of recoveries	(95)	(120)
Changes in estimates	138	110
Ending balance – December 31	$877	$834
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At December 31, 2025 and 2024, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,171 and $1,002.
Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the years ended December 31, 2025 and 2024.

	2025	2024
Beginning balance – January 1	$2,133	$2,448
Additions for current year deliveries	184	81
Reductions for payments made	(388)	(392)
Changes in estimates	737	(4)
Spirit Acquisition	131
Ending balance – December 31	$2,797	$2,133

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
Trade-in commitment agreements at December 31, 2025, have expiration dates from 2026 through 2033. At December 31, 2025 and 2024, total contractual trade-in commitments were $1,267 and $1,393. As of December 31, 2025 and 2024, we estimated that it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $67 and $275 and the fair value of the related trade-in aircraft was $61 and $270.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $15,229 and $17,124 as of December 31, 2025 and 2024. The estimated earliest potential funding dates for these commitments as of December 31, 2025 are as follows:

Total
2026	$2,362
2027	4,228
2028	3,715
2029	2,392
2030	1,257
Thereafter	1,275
Total	$15,229
As of December 31, 2025, $11,904 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $283 related to certain joint ventures over the next 12 years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,295 and $2,991 as of December 31, 2025 and 2024.

Company Owned Life Insurance
McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2025 and 2024, the cash surrender value was $331 and $342 and the total loans were $303 and $314. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2025 and 2024.
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

	2025	2024
Beginning balance – January 1	$2,703	$2,871
Additions	10,948	12,476
Reductions for payments made	(11,657)	(12,644)
Ending balance – December 31	$1,994	$2,703
We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.
Government Assistance
Certain states and localities in which we operate offer or have offered various business incentives related to investment and/or job creation. Between 2010 and 2016, we received cash grants totaling $346 related to our investment in operations in South Carolina. The grants were recorded in Accrued liabilities and are being amortized, primarily to inventory, over the useful life of the Property, plant and equipment extending through 2052. During 2025 and 2024, we amortized $8 and $9 to Inventories, and recorded a benefit of $10 and $7 in cost of sales. At December 31, 2025 and 2024, Inventories included a benefit of $62 and $64 and Accrued liabilities included a balance of $80 and $87.
We are eligible to claim tax refunds from the State of Missouri and City of Irving, Texas, primarily related to job creation and retention through 2031. During 2025, 2024 and 2023, we received $32, $26, and $22 in cash and recorded a benefit primarily in cost of sales of $27, $30, and $28, respectively. At December 31, 2025 and 2024, Other current assets includes receivables of $26 and $30. As of December 31, 2025, $59 of refunds, plus interest, is subject to clawback if we fail to meet certain conditions, including employment levels.
We are eligible to claim cash grants through 2032 related to operations in Queensland, Australia. During 2023, we received cash of $5, which was recorded as a benefit in cost of sales. During 2024, we received cash of $40 to apply against future eligible expenses, which was recorded in Other long-term liabilities and is subject to clawback if we fail to meet certain conditions, including employment levels. At December 31, 2025, our remaining liability is $23.

Industrial Revenue Bonds (IRB) issued by St. Louis County, the city of St. Charles, Missouri, and the city of Wichita, Kansas, were used to finance the purchase and/or construction of real and personal property at our St. Louis, St. Charles and Wichita sites. Tax benefits associated with IRBs primarily include sales tax exemptions and five to 22-year property tax abatements. We record these properties on our Consolidated Statements of Financial Position. We have also purchased the IRBs, and therefore, are the bondholders as well as the borrower/lessee of the properties purchased with the IRB proceeds. The liabilities and IRB assets are equal and are reported net in the Consolidated Statements of Financial Position. As of December 31, 2025 and 2024, the assets and liabilities associated with the IRBs were $1,054 and $355.
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
Fixed-Price Contracts
Long-term contracts that are contracted on a fixed-price basis or have fixed-price options could result in losses in future periods. Certain of the fixed-price contracts are for the development of new products, services and related technologies. Estimating the cost and time for us and our suppliers to complete these contracts is inherently uncertain due to operational and technical complexities. This uncertainty requires us to make significant judgments and assumptions about future operational and technical performance, and the outcome of customer and/or supplier contractual negotiations. The risk that actual performance, technical or contractual outcomes could be different than those previously assumed creates financial risk that could trigger additional material earnings charges, termination provisions, order cancellations, or other financially significant exposure.
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the U.S. Air Force’s (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4 billion program to develop and modify two 747-8 commercial aircraft. During 2025 and 2024, we increased the reach-forward loss on the contract by $60 and $379. The increased reach-forward loss in 2024 was primarily driven by higher than anticipated costs due to engineering design changes related to wiring and other structural requirements. The increased reach-forward loss in 2025 was due to increases in supplier costs. We expect finalization of the contract terms to reset the schedule and adjust the requirements in early 2026. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next-generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized 12 low rate initial production (LRIP) lots for a total of 169 aircraft. The EMD contract and authorized LRIP lots total approximately $32 billion as of December 31, 2025. The KC-46A Tanker is a derivative of the 767 commercial airplane program with the majority of the manufacturing costs being incurred in the 767 factory and the remaining costs being incurred in the military finishing and delivery centers. During 2025 and 2024, we increased the reach-forward loss on the KC-46A Tanker program by $714 and $2,002. The additional reach-forward loss during 2025 was primarily driven by higher estimated manufacturing and engineering costs for production support. As of December 31, 2025, we had approximately $64 of capitalized precontract costs and $72 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. In the first quarter of 2024, we were awarded a cost-type contract modification totaling $657 for two additional test aircraft plus other scope increases. During 2024, we increased the reach-forward loss by $339 reflecting higher than anticipated production costs and higher costs associated with ongoing design and software development challenges. We recorded an immaterial reach-forward loss in 2025. During the first half of 2025, we initiated final assembly operations at our new facility at Mid-America St. Louis Airport in Mascoutah, Illinois, and began ground-based flight testing. Flight test and assembly of the remaining EMD units will continue in 2026. Risk remains that we may record additional losses in future periods.
T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract was a $860 fixed-price contract and included five aircraft and seven simulators. The five EMD aircraft have been delivered as of December 31, 2024, and the flight testing is ongoing. In January 2025, the USAF announced an updated acquisition approach for the T-7A Red Hawk that allows the Company to provide a production-ready configuration to the customer prior to low-rate initial production, which better supports the operational needs of the customer and reduces future production risk. In June 2025, the customer ordered four production representative test vehicles. The production portion of the contract now includes production lots for 342 T-7A Red Hawk aircraft and related services that we believe are probable of being exercised. During 2024, we increased the reach-forward loss on the T-7A Red Hawk program by $1,770 primarily reflecting higher estimated supplier costs related to future production lots. We recorded an immaterial reach-forward loss in 2025. At December 31, 2025, we had approximately $377 of capitalized precontract costs and $869 of potential termination liabilities to suppliers related to certain long-lead items for future production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
The National Aeronautics and Space Administration has contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station (ISS) and in the second quarter of 2022, we successfully completed the uncrewed Orbital Flight Test. The Crewed Flight Test launched on June 5, 2024, and docked with the ISS. Its return to Earth was delayed to allow time to perform further testing of propulsion system anomalies and returned to Earth uncrewed in September 2024. During 2024, we increased the reach-forward loss by $523 primarily to reflect schedule delays and higher testing and certification costs as well as higher costs for post certification missions. We recorded an immaterial reach-forward loss in 2025. We and the customer are planning to launch an uncrewed mission during the first half of 2026 and a crewed mission later in 2026. We are continuing to work toward crew certification and resolve the propulsion system anomalies. At December 31, 2025, we had approximately $544 of capitalized precontract costs and $4 of potential termination liabilities to suppliers related to unauthorized future missions. Risk remains that we may record additional losses in future periods.
Severance
During the fourth quarter of 2024, we announced plans to reduce our overall workforce. As a result, in 2024, we recorded $295 of severance benefits payable to employees expected to leave the Company through involuntary terminations by the first half of 2025. The severance packages were consistent with our ongoing compensation and benefits plans. The remaining liability at December 31, 2025 and 2024, was $0 and $287.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/ Recourse		Carrying Amount of Liabilities
December 31,	2025	2024	2025	2024	2025	2024
Contingent repurchase commitments	$186	$295	$186	$295
Credit guarantees	15	15			$14	$14
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
Other Indemnifications In conjunction with our sales of Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses, we agreed to indemnify, for an indefinite period, the buyers for costs relating to pre-closing environmental conditions and certain other items. We are unable to assess the potential number of future claims that may be asserted under these indemnifications, nor the amounts thereof (if any). As a result, we cannot estimate the maximum potential amount of future payments under these indemnities. To the extent that claims have been made under these indemnities and/or are probable and reasonably estimable, liabilities associated with these indemnities are included in the environmental liability disclosure in Note 15.

Note 17 – Debt
In August 2025, we entered into a $3,000, 364-day revolving credit agreement expiring in August 2026. This facility replaced the $3,000, three-year revolving credit agreement which was scheduled to terminate in August 2025. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings until August 2027. Our legacy $3,000, five-year revolving credit agreement expiring in August 2028 and $4,000, five-year revolving credit agreement expiring in May 2029 each remain in effect. As of December 31, 2025, we had $10,000 available under credit line agreements.
We continue to be in compliance with all covenants contained in our debt and credit facility agreements.
In December 2025, as a result of the Spirit Acquisition, we assumed $3,608 of debt, $2,260 of which we immediately repaid. The remaining debt assumed primarily includes the following notes issued by Spirit Sub: $300 of 3.850% Senior Notes due 2026 (the Spirit 2026 Notes), $700 of 4.600% Senior Notes due 2028 (the Spirit 2028 Notes, and together with the Spirit 2026 Notes, the Spirit Senior Notes) and $230 of 3.250% Exchangeable Notes due 2028 (the Spirit Exchangeable Notes).
The Spirit Exchangeable Notes mature on November 1, 2028, unless earlier exchanged, redeemed or repurchased, and are exchangeable at an initial rate of 6.7067 shares of Boeing common stock per $1,000 principal amount, in whole dollars, of the Spirit Exchangeable Notes. Prior to August 1, 2028, if certain conditions are met, holders of the Spirit Exchangeable Notes may elect to exchange the Spirit Exchangeable Notes. On or after August 1, 2028, the holders of the Spirit Exchangeable Notes may elect to exchange the Spirit Exchangeable Notes without restriction. Upon exchange, we will pay cash and/or deliver shares of Boeing common stock, at our election, to the holders of the Spirit Exchangeable Notes.
In connection with closing of the Spirit Acquisition, The Boeing Company guaranteed the obligations of Spirit Sub with respect to the Spirit Senior Notes, and as a result, each of The Boeing Company and Spirit fully and unconditionally guarantee the Spirit Senior Notes on a senior unsecured basis. The guarantees rank equally in right of payment with all of Boeing’s existing and future senior unsecured indebtedness.
Interest incurred, including amounts capitalized, was $2,956, $2,874 and $2,560 for the years ended December 31, 2025, 2024 and 2023, respectively. Total Company interest payments, net of amounts capitalized, were $2,630, $2,440 and $2,408 for the years ended December 31, 2025, 2024 and 2023, respectively. Interest capitalized was $185, $149, and $101 for the years ended December 31, 2025, 2024 and 2023, respectively.
Short-term debt and current portion of long-term debt at December 31 consisted of the following:

	2025	2024
Unsecured debt	$8,249	$850
Finance lease obligations	111	86
Other notes	101	342
Total	$8,461	$1,278

Debt at December 31 consisted of the following:

	2025	2024
Unsecured debt
2.20% - 2.50% due through 2026	$5,899	$6,159
2.60% - 3.20% due through 2030	5,088	5,389
3.25% - 3.90% due through 2059 (1)	10,136	9,637
3.95% - 5.15% due through 2059	8,166	7,462
5.71% - 6.63% due through 2060	18,996	18,987
6.86% - 8.75% due through 2064	5,265	5,577

Other debt and notes
Finance lease obligations due through 2044	250	239
Other notes	298	414
Total debt	$54,098	$53,864
(1)    Includes $230 of Spirit Exchangeable Notes assumed as a result of the Spirit Acquisition, which will become exchangeable for shares of Boeing common stock and/or cash, at our election.
Scheduled principal payments for debt for the next five years are as follows:

	2026	2027	2028	2029	2030
Debt and other notes	$8,351	$4,403	$2,739	$2,508	$5,274
Scheduled payments for finance lease obligations are as follows:

2026	$124
2027	72
2028	35
2029	17
2030	7
Thereafter	23
Total finance lease payments	278
Less imputed interest	(28)
Total	$250
Note 18 – Postretirement Plans
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

We also have other postretirement benefits (OPB) other than pensions which consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees. Retiree health care is provided principally until age 65 for approximately three-fourths of those participants who are eligible for post-retirement health care coverage. Certain employee groups, including employees covered by most United Auto Workers bargaining agreements, are provided lifetime health care coverage.
The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation (PBO). On December 31, 2025, we merged seven of our pension plans to make use of overfunding in certain plans, reducing future required pension plan contributions. We have recognized the aggregate of all overfunded plans in Other assets and the aggregate of all underfunded plans in either Accrued retiree health care or Accrued pension plan liability, net. The portion of the amount by which the actuarial present value of benefits included in the PBO exceeds the fair value of plan assets, payable in the next 12 months, is reflected in Accrued liabilities.
The components of net periodic benefit (income)/cost were as follows:

	Pension			Other Postretirement Benefits
Years ended December 31,	2025	2024	2023	2025	2024	2023
Service cost	$9	$5	$2	$51	$51	$49
Interest cost	2,676	2,635	2,820	135	124	148
Expected return on plan assets	(3,078)	(3,311)	(3,441)	(11)	(10)	(9)
Amortization of prior service credits	(73)	(81)	(81)	(2)	(11)	(22)
Recognized net actuarial loss/(gain)	299	281	173	(141)	(176)	(175)
Net periodic benefit (income)/cost	($167)	($471)	($527)	$32	($22)	($9)

Net periodic benefit cost included in Earnings/(loss) from operations	$9	$5	$2	$49	$47	$62
Net periodic benefit income included in Other income, net	(176)	(476)	(529)	(19)	(73)	(58)
Net periodic benefit (income)/cost included in Earnings/(loss) before income taxes	($167)	($471)	($527)	$30	($26)	$4
On December 8, 2025, as part of the Spirit Acquisition, we acquired three defined benefit plans and two post-retirement medical plans. Eligibility for these plans is closed and the defined benefit plans’ accruals are frozen for existing participants.

The following tables show changes in the benefit obligation, plan assets and funded status of both pensions and OPB for the years ended December 31, 2025 and 2024. Benefit obligation balances presented below reflect the PBO for our pension plans and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pension		Other Postretirement Benefits
	2025	2024	2025	2024
Change in benefit obligation
Beginning balance	$50,421	$54,325	$2,651	$2,651
Service cost	9	5	51	51
Interest cost	2,676	2,635	135	124
Amendments	6	140
Actuarial loss/(gain)	1,501	(2,493)	(26)	156
Gross benefits paid	(4,507)	(4,173)	(331)	(336)
Subsidies			15	8
Spirit Acquisition	1,309		30
Exchange rate adjustment	10	(18)	2	(3)
Ending balance	$51,425	$50,421	$2,527	$2,651
Change in plan assets
Beginning balance at fair value	$45,574	$48,891	$183	$163
Actual return on plan assets	4,562	738	24	22
Plan participants’ contributions			1	1
Spirit Acquisition	1,362
Benefits paid	(4,367)	(4,034)	(2)	(3)
Exchange rate adjustment	16	(21)
Ending balance at fair value	$47,147	$45,574	$206	$183
Amounts recognized in Consolidated Statements of Financial Position at December 31 consist of:
Other assets	$145	$1,289	$76	$21
Accrued liabilities	(136)	(139)	(306)	(313)
Accrued retiree health care			(2,091)	(2,176)
Accrued pension plan liability, net	(4,287)	(5,997)
Net amount recognized	($4,278)	($4,847)	($2,321)	($2,468)

Actuarial gains and losses result from changes in actuarial assumptions (such as changes in the discount rate and revised mortality rates). Actuarial losses in 2025 and gains in 2024 related to projected benefit obligations were primarily the result of changes in discount rates.
Amounts recognized in Accumulated other comprehensive loss (AOCI) at December 31 were as follows:

	Pension		Other Postretirement Benefits
	2025	2024	2025	2024
Net actuarial loss/(gain)	$17,689	$17,976	($1,430)	($1,534)
Prior service credits	(843)	(922)	(7)	(8)
Total recognized in AOCI	$16,846	$17,054	($1,437)	($1,542)
The accumulated benefit obligation (ABO) for all pension plans was $50,792 and $49,889 at December 31, 2025 and 2024. Key information for our plans with ABO and PBO in excess of plan assets as of December 31 was as follows:

	2025	2024
Accumulated benefit obligation	$49,188	$44,470
Fair value of plan assets	45,397	38,866

	2025	2024
Projected benefit obligation	$49,820	$45,002
Fair value of plan assets	45,397	38,866
Assumptions
The following assumptions, which are the weighted average for all plans, are used to calculate the benefit obligation at December 31 of each year and the net periodic benefit cost for the subsequent year.

December 31,	2025	2024	2023
Discount rate:
Pension	5.30%	5.60%	5.10%
Other postretirement benefits	5.00%	5.40%	5.00%
Expected return on plan assets	6.00%	6.00%	6.00%
Rate of compensation increase	4.80%	4.30%	4.30%
Interest crediting rates for cash balance plans	5.00%	5.00%	5.00%
The discount rate for each plan is determined based on the plans’ expected future benefit payments using a yield curve developed from high quality bonds that are rated as Aa or better by at least half of the four rating agencies utilized as of the measurement date. The yield curve is fitted to yields developed from bonds at various maturity points. Bonds with the 10 percent highest and the 10 percent lowest yields are omitted. The present value of each plan’s benefits is calculated by applying the discount rates to projected benefit cash flows.
The pension fund’s expected return on plan assets assumption is derived from a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes. While consideration is given to historical returns, the assumption represents a long-term, prospective return. The expected return on plan assets component of the net periodic benefit cost for the upcoming plan year is determined based on the expected return on plan assets assumption and the market-related value of plan assets (MRVA). Since our adoption of the accounting standard for pensions in 1987, we have determined the MRVA based on a five-year moving average of plan assets. As of December 31, 2025, the MRVA was approximately $1,398 more than the fair market value of assets.
Assumed health care cost trend rates were as follows:

December 31,	2025	2024	2023
Health care cost trend rate assumed next year	6.00%	6.00%	5.50%
Ultimate trend rate	4.00%	4.50%	4.50%
Year that trend reaches ultimate rate	2034	2031	2028
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

	Actual Allocations		Target Allocations
Asset Class	2025	2024	2025	2024
Fixed income	59%	59%	59%	59%
Global equity	20	19	20	20
Private equity	9	9	7	7
Real estate and real assets	7	7	7	7
Hedge funds	5	6	7	7
Total	100%	100%	100%	100%
Fixed income securities are invested primarily in a diversified portfolio of long duration instruments as well as Emerging Market, Structured, High Yield and Private Debt. Global equity securities are invested in a diversified portfolio of U.S. and non-U.S. companies, across various industries and market capitalizations.

Private equity investment vehicles are primarily limited partnerships (LPs) that mainly invest in U.S. and non-U.S. leveraged buyout, venture capital, growth and special situation strategies. Real estate and real assets include global private investments that may be held through investments in LPs or other fund structures. Real estate includes, but is not limited to, investments in office, retail, apartment and industrial properties. Real assets include, but are not limited to, investments in natural resources (such as energy, farmland and timber) and infrastructure.
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
As a percentage of total pension assets, derivative net notional amounts were 41.6% and 42.0% for fixed income, including to-be-announced mortgage-backed securities and treasury forwards, and (0.6)% and 0.8% for global equity and commodities at December 31, 2025 and 2024.
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
Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2025 and 2024. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

	December 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Fixed income securities:
Corporate	$15,774		$15,521	$253	$16,322		$16,288	$34
U.S. government and agencies	5,908		5,908		5,182		5,182
Mortgage backed and asset backed	646		460	186	783		611	172
Municipal	524		524		613		613
Sovereign	2,055		2,053	2	924		923	1
Mutual funds/ETFs	128	$128
Other					5	$2	3
Asset backed private loans	54			54
Derivatives:
Assets	1,858		1,858
Liabilities	(1,827)	(1)	(1,826)		(194)		(194)
Cash equivalents and other short-term investments	151		151		650		646	4
Equity securities:
U.S. common and preferred stock	3,875	3,875			3,645	3,645
Non-U.S. common and preferred stock	2,464	2,464			2,530	2,530
Mutual funds/ETFs	55	55
Derivatives:
Assets	13		13
Liabilities	(13)		(13)
Real estate and real assets:
Real estate
Real assets	374	374			389	348	39	2
Derivatives:
Assets					1		1
Liabilities
Total	$32,039	$6,895	$24,649	$495	$30,850	$6,525	$24,112	$213

Fixed income common/collective/pooled funds	$1,550				$1,309
Fixed income other	1,301				1,364
Equity common/collective/ pooled funds	3,004				2,385
Private equity	3,959				3,919
Real estate and real assets	2,740				2,925
Hedge funds	2,670				2,608
Total investments measured at NAV as a practical expedient	$15,224				$14,510

Cash	$89				$265
Receivables	374				382
Payables	(579)				(433)
Total	$47,147				$45,574

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

The following tables summarizes the changes of Level 3 assets, reconciled by asset class, held during the years ended December 31, 2025 and 2024. Transfers into and out of Level 3 are reported at the beginning-of-year values.

	January 1 2025 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2025 Balance
Fixed income securities:
Corporate	$34	$3	$246	($30)	$253
Mortgage backed and asset backed	172	3	11		186
Sovereign	1		1		2
Asset backed private loans			54		54
Cash equivalents and other short-term investments	4		(4)
Real assets	2		(2)
Total	$213	$6	$306	($30)	$495

	January 1 2024 Balance	Net Realized and Unrealized (Losses)/Gains	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	December 31 2024 Balance
Fixed income securities:
Corporate	$59	($3)	($22)		$34
Mortgage backed and asset backed	161	2	5	$4	172
Sovereign			1		1
Other	3	(3)
Cash equivalents and other short-term investments			4		4
Equity securities:
Non-U.S. common and preferred stock		1	(1)
Real assets	3		(2)	1	2
Total	$226	($3)	($15)	$5	$213
For the year ended December 31, 2025, the changes in unrealized gains/(losses) for Level 3 assets still held at December 31, 2025 were $7 for corporate fixed income securities, $1 for mortgage backed and asset backed fixed income securities, and $46 for asset backed private loans fixed income securities. For the year ended December 31, 2024, the changes in unrealized (losses)/gains for Level 3 assets still held at December 31, 2024 were ($7) for corporate fixed income securities and $1 for mortgage backed and asset backed fixed income securities.
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
Cash Flows
Contributions Required pension contributions under the Employee Retirement Income Security Act (ERISA), as well as rules governing funding of our non-U.S. pension plans, are not expected to be significant in 2026. We do not expect to make discretionary contributions to our pension plans in 2026.
Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

Year(s)	2026	2027	2028	2029	2030	2031-2035
Pensions	$4,507	$4,415	$4,323	$4,219	$4,094	$18,650
Other postretirement benefits:
Gross benefits paid	323	316	290	264	238	917
Subsidies	(9)	(9)	(8)	(8)	(8)	(37)
Net other postretirement benefits	$314	$307	$282	$256	$230	$880
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
Defined Contribution Plans
We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $1,602, $1,670 and $1,564 in 2025, 2024 and 2023, respectively.
Note 19 – Share-Based Compensation and Other Compensation Arrangements
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

Shares issued under the 2023 Incentive Stock Plan will be funded out of treasury shares, except to the extent there are insufficient treasury shares, in which case new shares will be issued. We believe we currently have adequate treasury shares to satisfy these issuances during 2026.
Share-based plans expense is primarily included in Total costs and expenses and General and administrative expense, as well as a portion allocated to production as inventoried costs. The share-based plans expense and related income tax benefit were as follows:

Years ended December 31,	2025	2024	2023
Restricted stock units and other awards	$427	$409	$697
Income tax benefit (before consideration of valuation allowance)	$92	$107	$157
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
In 2025, we granted premium-priced stock options to our executive officers as part of our long-term incentive program. These stock options have an exercise price equal to 120% of the fair market value of our stock on the date of grant.

Grant Date	Options Granted	Expected Life	Expected Volatility	Risk Free Interest Rate	Grant Date Fair Value Per Option
2/19/2025	366,869	7.0 years	39.0%	4.5%	$79.53
2/24/2025	17,785	7.0 years	39.0%	4.4%	$77.31
8/15/2025	44,321	7.0 years	39.3%	4.3%	$101.53
Stock options granted during 2024 and 2023 were not material.
Stock option activity for the year ended December 31, 2025 was as follows:

	Shares	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at beginning of year	903,999	$245.76
Granted	428,975	227.33
Expired	(18,729)	246.56
Forfeited	(15,150)	260.98
Outstanding at end of year	1,299,095	$239.49	7.0	$2
Exercisable at end of year	721,844	$254.33	5.4	$0
Options exercised during 2025 and 2024 were not material. The total intrinsic value of options exercised during the year ended December 31, 2023 was $80, with a related tax benefit of $18. At

December 31, 2025, there was $22 of total unrecognized compensation cost related to options which is expected to be recognized over a weighted average period of 2.3 years. The fair value of options vested during the years ended December 31, 2025 and 2024 was $26 and $32. No options vested during the year ended December 31, 2023.
Restricted Stock Units
In February 2025, 2024 and 2023, we granted to our executives 2,244,444, 2,008,499 and 327,523 restricted stock units (RSUs) as part of our long-term incentive program with grant date fair values of $184.53, $204.15 and $214.35 per unit, respectively. In March 2024, we granted to our executive officers 125,432 RSUs with a grant date fair value of $192.94 per unit as part of our long-term incentive program. If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the RSUs will not vest and all rights to the stock units will terminate. These RSUs are included in Long-Term Incentive Program in the table below.
In addition to RSUs awarded under our long-term incentive programs, we granted RSUs to certain executives and employees. As a result of the Spirit Acquisition in December 2025, we exchanged Spirit share-based compensation awards for 164,806 Boeing RSUs, of which 2,682 units are payable in cash. The fair value of these RSUs is $204.71 per unit, of which $16 will be recognized as compensation expense over the remaining service period. These RSUs are included in Other in the table below.
The fair values of all RSUs, except RSUs exchanged for Spirit share-based compensation awards, are estimated using the average of the high and low stock prices on the date of grant.
RSU activity for the year ended December 31, 2025 was as follows:

	Long-Term Incentive Program		Other
	Shares	Weighted Average Fair Value per Unit	Shares	Weighted Average Fair Value per Unit
Number of units:
Outstanding at beginning of year	6,340,571	$190.23	565,430	$177.20
Granted(1)	2,319,823	184.79	380,049	196.76
Forfeited	(368,748)	191.71	(58,327)	191.53
Distributed	(3,843,304)	181.19	(338,633)	170.78
Outstanding at end of year	4,448,342	$195.14	548,519	$192.97
Undistributed vested units	523,670		69,191
Unrecognized compensation cost	$361		$45
Weighted average remaining amortization period (years)	1.8		1.8
(1)    Includes 164,806 awards issued in exchange for Spirit share-based compensation awards as a result of the Spirit Acquisition.

Performance Restricted Stock Units
In March 2024 and February 2023, we granted 153,306 and 199,899 performance restricted stock units (PRSUs) to our executive officers as part of our long-term incentive program that will result in that number of PRSUs being paid out if the target performance metric is achieved. The PRSUs granted under this program have grant date fair values of $192.94 and $214.35 per unit. The award payout can range from 0% to 200% of the initial PRSU grant based on cumulative free cash flow achievement over a three-year period from January 1 of the grant year as compared to the target set at the start of the performance period. The PRSUs granted in 2024 also include a product safety downward modifier pursuant to which the payout following the end of the three-year performance period may be reduced by 25% or down to 0% if two specified product safety operational goals are not timely completed. The PRSUs granted under this program will vest at the payout amount determined on the third anniversary of the grant date and settle in common stock (on a one-for-one basis). If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) remains eligible under the award and, if the award is earned, may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the PRSUs will not vest and all rights to the stock units will terminate. During the year ended December 31, 2025, there were 20,571 forfeitures and no distributions. At December 31, 2025, there was no unrecognized compensation cost.
Performance-Based Restricted Stock Units
Performance-Based Restricted Stock Units (PBRSUs) are stock units that pay out based on the Company’s total shareholder return (TSR) as compared to a group of peer companies over a three-year period. The award payout can range from 0% to 200% of the initial PBRSU grant. During 2023, these performance awards expired with a payout of 0%. No units were outstanding during 2025.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan which permits eligible employees to purchase Boeing common stock at 95% of the fair market value on the last trading day of each three-month period using payroll deduction. The aggregate number of shares of our common stock authorized for issuance under the plan is 12,000,000. During 2025, approximately 336,831 shares were purchased at an average price of $182.28 per share.
Deferred Compensation
The Company has deferred compensation plans which permit certain employees and executives to defer a portion of their salary, bonus, certain other incentive awards and retirement contributions. Participants can diversify these amounts among 23 investment funds including a Boeing stock unit account.
Total expense/(income) related to deferred compensation was $182, $114 and $188 in 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the deferred compensation liability which is being marked to market was $1,685 and $1,675.

Note 20 – Shareholders' Equity
As of December 31, 2025 and 2024, there were 1,200,000,000 shares of common stock and 20,000,000 shares of preferred stock authorized.
Changes in Share Balances
The following table shows changes in each class of shares:

	Common stock	Treasury stock	Mandatory convertible preferred stock
Balance at January 1, 2023	1,012,261,159	414,671,383
Issued		(13,651,201)
Acquired		1,725,954
Balance at December 31, 2023	1,012,261,159	402,746,136
Issued		(140,120,845)	5,750,000
Acquired		419,549
Balance at December 31, 2024	1,012,261,159	263,044,840	5,750,000
Issued		(35,657,515)
Acquired		175,562
Balance at December 31, 2025	1,012,261,159	227,562,887	5,750,000
On December 8, 2025, we issued 22,977,008 shares of common stock, $5.00 par value per share, from shares held in Treasury Stock in exchange for Spirit common stock as a result of the Spirit Acquisition. For additional discussion, see Note 2 to our Consolidated Financial Statements.
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
Dividends are cumulative at an annual rate of 6.00% on the liquidation preference of $1,000.00 per share of Mandatory convertible preferred stock and may be paid in cash, shares of our common stock or a combination of cash and shares of our common stock. Dividends that are declared will be payable on January 15, April 15, July 15 and October 15 to holders of record on the January 1, April 1, July 1, and October 1 immediately preceding the relevant dividend payment date. Dividends paid on Mandatory convertible preferred stock in 2025 and 2024 were $331 and $0. In December 2025, dividends of $86 were declared to holders of record as of January 1, 2026, representing $15.00 per share, and were paid in cash on January 15, 2026.

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
Additional Paid-in Capital
During the year ended December 31, 2025, Additional paid-in capital included an increase of $109 related to the assumption of Exchangeable Notes as a result of the Spirit Acquisition.
During the year ended December 31, 2023, Additional paid-in capital included a decrease of $267 related to a non-cash transaction to purchase shares in a consolidated subsidiary from the noncontrolling interests.

Accumulated Other Comprehensive Loss
Changes in AOCI by component for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits		Total (1)
Balance at January 1, 2023	($167)		($24)	($9,359)		($9,550)
Other comprehensive income/(loss) before reclassifications	33	$2	41	(722)	(2)	(646)
Amounts reclassified from AOCI			(5)	(104)	(3)	(109)
Net current period Other comprehensive income/(loss)	33	2	36	(826)		(755)
Balance at December 31, 2023	($134)	$2	$12	($10,185)		($10,305)
Other comprehensive loss before reclassifications	(44)		(258)	(356)	(4)	(658)
Amounts reclassified from AOCI			35	13		48
Net current period Other comprehensive loss	(44)		(223)	(343)		(610)
Balance at December 31, 2024	($178)	$2	($211)	($10,528)		($10,915)
Other comprehensive income before reclassifications	225		262	19		506
Amounts reclassified from AOCI	$17		37	78		132
Net current period Other comprehensive income	242		299	97		638
Balance at December 31, 2025	$64	$2	$88	($10,431)		($10,277)
(1)    Net of tax.
(2)    Primarily related to remeasurement of assets and benefit obligations related to the Company's pension and other postretirement benefit plans resulting in an actuarial loss of ($722) (net of tax of $13) for the year ended December 31, 2023. See Note 18.
(3)    Amounts reclassified from AOCI for the year ended December 31, 2023, primarily related to amortization of prior service credits totaling ($102) (net of tax of $1).
(4)    Primarily related to remeasurement of assets and benefit obligations related to the Company's pension and other postretirement benefit plans resulting in an actuarial loss of ($225) (net of tax of ($1)) and prior service credits of ($140) (net of tax of $0) for the year ended December 31, 2024. See Note 18.
Note 21 – Derivative Financial Instruments
Cash Flow Hedges
Our cash flow hedges include foreign currency forward contracts, commodity swaps and commodity purchase contracts. We use foreign currency forward contracts to manage currency risk associated with certain expected sales and purchases through 2032. We use commodity derivatives, such as fixed-price purchase commitments and swaps to hedge against potentially unfavorable price changes for commodities used in production. Our commodity contracts hedge forecasted transactions through 2029.
Derivative Instruments Not Receiving Hedge Accounting Treatment
We hold certain foreign currency forward contracts which do not qualify for hedge accounting treatment. At December 31, 2024, we had agreements to purchase and sell aluminum to address long-term strategic sourcing objectives and non-U.S. business requirements. These agreements were derivative instruments for accounting purposes. The quantities of aluminum in these agreements offset and were priced at prevailing market prices. At December 31, 2025, these agreements have expired and no notional amounts remain.
Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Consolidated Statements of Financial Position as of December 31 were as follows:

	Notional amounts(1)		Other assets		Accrued liabilities
	2025	2024	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5,736	$5,139	$143	$23	($77)	($213)
Commodity contracts	435	388	92	65	(1)	(12)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	320	103	3	1	(10)	(17)
Commodity contracts		129
Total derivatives	$6,491	$5,759	238	89	(88)	(242)
Netting arrangements			(45)	(24)	45	24
Net recorded balance			$193	$65	($43)	($218)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
Gains/(losses) associated with our hedging transactions and forward points recognized in Other comprehensive income/(loss) are presented in the following table:

Years ended December 31,	2025	2024	2023
Recognized in Other comprehensive income/(loss), net of taxes:
Foreign exchange contracts	$210	($248)	$61
Commodity contracts	52	(10)	(20)
Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

Years ended December 31,	2025	2024	2023
Foreign exchange contracts
Revenues	$1	($1)
Costs and expenses	(29)	(25)	($15)
General and administrative	2	(8)	(17)
Commodity contracts
Costs and expenses	($18)	($7)	$31
General and administrative expense	6	6	7
Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the years ended December 31, 2025, 2024 and 2023.

Based on our portfolio of cash flow hedges, we expect to reclassify gains of $16 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facility, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at December 31, 2025 was $3. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At December 31, 2025, there was no collateral posted related to our derivatives.
Note 22 – Fair Value Measurements
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

	December 31, 2025			December 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$3,793	$3,793		$6,475	$6,475
Available-for-sale debt investments:
Commercial paper	163		$163	165		$165
Corporate notes	344		344	335		335
U.S. government agencies	27		27	17		17
Other equity investments	9	9		9	9
Derivatives	193		193	65		65
Total assets	$4,529	$3,802	$727	$7,066	$6,484	$582

Liabilities
Derivatives	($43)		($43)	($218)		($218)
Total liabilities	($43)		($43)	($218)		($218)
Money market funds, available-for-sale debt investments and equity securities are valued using a market approach based on the quoted market prices or broker/dealer quotes of identical or comparable instruments.
Derivatives include foreign currency and commodity contracts. Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the present value of the commodity index price less the contract rate multiplied by the notional amount.

Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the years ended December 31 due to long-lived asset impairment and the fair value of the related assets as of the impairment date:

	2025		2024
	Fair Value	Total Losses	Fair Value	Total Losses
Property, plant and equipment			$32	($54)
Investments		($41)		(32)
Other assets	$2	(4)	6	(21)
Operating lease equipment			15	(5)
Total	$2	($45)	$53	($112)
Level 3 Investments and Other assets were primarily valued using an income approach based on the discounted cash flows associated with the underlying assets. Level 2 and Level 3 Property, plant and equipment were valued based on a third-party valuation using a combination of income and market approaches and adjusted for as-is condition. These approaches are considered estimates of net operating income, capitalization rates, and/or comparable property sales. Level 3 operating lease equipment was valued by calculating a median collateral value from a consistent group of third-party aircraft value publications. The values provided by the third-party aircraft publications are derived from their knowledge of market trades and other market factors. Management reviews the publications quarterly to assess the continued appropriateness and consistency with market trends. Under certain circumstances, we adjust values based on the attributes and condition of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by third-party publications, or on the expected net sales price for the aircraft.
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Consolidated Statements of Financial Position at December 31 were as follows:

	December 31, 2025
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$21	$21		$13	$8
Liabilities
Debt, excluding finance lease obligations	(53,848)	(53,769)		(53,769)

	December 31, 2024
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$940	$953		$941	$12
Liabilities
Debt, excluding finance lease obligations	(53,625)	(51,089)		(51,089)

The fair value of Notes receivable classified as Level 2 is estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of Notes receivable classified as Level 3 is based on our best estimate using available counterparty financial data. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Consolidated Statements of Financial Position, approximate their fair value at December 31, 2025 and 2024. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
Note 23 – Legal Proceedings
We are subject, from time to time, to various legal proceedings and claims related to our business that cover a wide range of matters, including those related to products, contracts, labor and employment, securities, antitrust and trade regulations, intellectual property, and other matters. In addition, we are subject to various government inquiries and investigations from which civil, criminal or administrative proceedings could result or have resulted in the past. Such proceedings involve or could involve claims by the U.S. or foreign governments for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under U.S. government regulations, a company, or one or more of its operating divisions or subdivisions, can be suspended or debarred from government contracts, have certain of its production certificates suspended or revoked, or lose its export privileges, based on the results of investigations.
On May 29, 2025, Boeing and the Department of Justice (the Department) entered into a non-prosecution agreement (the Agreement) to resolve the Department’s determination that Boeing did not fulfill its obligations under the January 2021 deferred prosecution agreement relating to the October 2018 Lion Air flight 610 accident and the March 2019 Ethiopian Airlines flight 302 accident (the MAX accidents). The Agreement requires, among other things, Boeing to pay a fine of $244 and provide $445 of additional compensation for the family members of those who died in the MAX accidents. The $244 fine, which was accrued for and expensed in 2024, and the $445 compensation fund for family members, which was accrued for and expensed in the second quarter of 2025, are held in escrow accounts pending final court approval of the Department’s motion to dismiss the criminal information against Boeing (the Motion). On November 6, 2025, the U.S. District Court for the Northern District of Texas (the Court) approved the Motion; however, representatives of family members appealed the Court’s decision, which appeal is pending before the U.S. Court of Appeals for the Fifth Circuit.
Certain legal actions and investigations arising out of the MAX accidents and subsequent grounding of the 737 MAX are still pending, including fewer than five civil lawsuits by family members of those who died in the MAX accidents. In addition, securities lawsuits are pending, including a motion for class certification on a federal securities class action before the U.S. District Court for the Northern District of Illinois. Multiple investigations and legal actions, including securities lawsuits, were also initiated as a result of the January 2024 737-9 door plug accident.
Given the status of these legal actions and investigations, we cannot reasonably estimate a range of loss, if any, not covered by available insurance and in excess of any accrued amounts, that may result from these matters.

Note 24 – Segment and Revenue Information
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

The following table reconciles segment Revenues to Segment operating (loss)/earnings:

	BCA	BDS	BGS
For the year ended December 31, 2023
Revenues	$33,901	$24,933	$19,127
Less:
Research and development expense, net	2,036	919	107
Other segment items(1)	33,500	25,778	15,691
Segment operating (loss)/earnings	($1,635)	($1,764)	$3,329
For the year ended December 31, 2024
Revenues	$22,861	$23,918	$19,954
Less:
Research and development expense, net	2,386	917	132
Other segment items(1)	28,444	28,414	16,204
Segment operating (loss)/earnings	($7,969)	($5,413)	$3,618
For the year ended December 31, 2025
Revenues	$41,494	$27,234	$20,923
Less:
Research and development expense, net	2,202	877	125
Gain on Digital Aviation Solutions Divestiture(2)			(9,566)
Other segment items(1)	46,371	26,485	16,890
Segment operating (loss)/earnings	($7,079)	($128)	$13,474
(1)    Primarily includes costs of products and services and general and administrative expenses.
(2)    See Note 3 for additional discussion.
While our principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues, including foreign military sales, are reported by customer location and consisted of the following:

Years ended December 31,	2025	2024	2023
Asia	$16,466	$11,994	$10,013
Europe	11,419	8,734	10,520
Middle East	7,023	4,635	6,594
Oceania	1,587	1,565	1,655
Canada	1,781	1,472	1,256
Africa	1,625	1,143	825
Latin America, Caribbean and other	1,479	1,246	1,524
Total non-U.S. revenues	41,380	30,789	32,387
United States	48,083	36,171	45,380
Estimated potential concessions and other considerations to 737 MAX customers, net of insurance recoveries		(443)	27
Total revenues	$89,463	$66,517	$77,794
Revenues from the U.S. government (including FMS), primarily recorded at BDS and BGS, represented 35%, 42% and 37% of consolidated revenues for 2025, 2024 and 2023, respectively. Approximately 4% and 3% of operating assets were located outside the United States as of December 31, 2025 and 2024.

The following tables present BCA, BDS and BGS revenues from contracts with customers disaggregated in a number of ways, such as geographic location, contract type and the method of revenue recognition. We believe these best depict how the nature, amount, timing and uncertainty of our revenues and cash flows are affected by economic factors.
BCA revenues by customer location consisted of the following:

Years ended December 31,	2025	2024	2023
Revenue from contracts with customers:
Asia	$11,733	$8,060	$6,328
Europe	6,536	3,956	6,172
Middle East	4,202	2,012	4,311
Other non-U.S.	2,504	1,815	2,431
Total non-U.S. revenues	24,975	15,843	19,242
United States	16,357	7,326	14,501
Estimated potential concessions and other considerations to 737 MAX customers, net of insurance recoveries		(443)	27
Total revenues from contracts with customers	41,332	22,726	33,770
Intersegment revenues, eliminated on consolidation	162	135	131
Total segment revenues	$41,494	$22,861	$33,901

Revenue recognized on fixed-price contracts	100%	100%	100%

Revenue recognized at a point in time	100%	99%	99%
BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

Years ended December 31,	2025	2024	2023
Revenue from contracts with customers:
U.S. customers	$21,070	$18,589	$20,051
Non-U.S. customers(1)	6,164	5,329	4,882
Total segment revenue from contracts with customers	$27,234	$23,918	$24,933

Revenue recognized over time	99%	99%	99%

Revenue recognized on fixed-price contracts	58%	54%	58%

Revenue from the U.S. government(1)	91%	91%	91%
(1)Includes revenues earned from FMS.

BGS revenues consisted of the following:

Years ended December 31,	2025	2024	2023
Revenue from contracts with customers:
Commercial	$12,015	$11,736	$11,020
Government	8,508	7,832	7,751
Total revenues from contracts with customers	20,523	19,568	18,771
Intersegment revenues eliminated on consolidation	400	386	356
Total segment revenues	$20,923	$19,954	$19,127

Revenue recognized at a point in time	53%	53%	51%

Revenue recognized on fixed-price contracts	86%	86%	87%

Revenue from the U.S. government(1)	31%	29%	30%
(1)Includes revenues earned from FMS.
Earnings in Equity Method Investments
During the years ended December 31, 2025, 2024 and 2023, our share of income from equity method investments was $33, $104, and $70, respectively. In 2025, 2024 and 2023, earnings from equity method investments were primarily driven by investments held at our BDS segment.
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
Our backlog at December 31, 2025 was $682,207. We expect approximately 13% to be converted to revenue through 2026 and approximately 55% through 2029, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
Unallocated Items, Eliminations and other
Unallocated items, eliminations and other include common internal services that support Boeing’s global business operations and eliminations of certain sales between segments. We generally allocate costs to business segments based on the U.S. Government Cost Accounting Standards (CAS).

Components of Unallocated items, eliminations and other (expense)/income are shown in the following table.

Years ended December 31,	2025	2024	2023
Share-based plans	($49)	$171	$62
Deferred compensation	(182)	(114)	(188)
Amortization of previously capitalized interest	(92)	(93)	(95)
Research and development expense, net	(411)	(377)	(315)
Eliminations and other unallocated items	(2,297)	(1,634)	(1,223)
Unallocated items, eliminations and other	($3,031)	($2,047)	($1,759)
Eliminations and other unallocated items expense during the years ended December 31, 2025 and 2024 included earnings charges of $445 and $244 related to agreements with the U.S. Department of Justice. For additional discussion, see Note 23 to our Consolidated Financial Statements.
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

Years ended December 31,	2025	2024	2023
Pension FAS/CAS service cost adjustment	$784	$811	$799
Postretirement FAS/CAS service cost adjustment	261	293	257
FAS/CAS service cost adjustment	$1,045	$1,104	$1,056

Assets
Segment assets are summarized in the table below.

December 31,	2025	2024
Commercial Airplanes	$91,837	$84,177
Defense, Space & Security	16,723	15,350
Global Services	16,026	16,704
Unallocated items, eliminations and other	43,649	40,132
Total	$168,235	$156,363
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the three principal business segments and intercompany eliminations.
Capital Expenditures

Years ended December 31,	2025	2024	2023
Commercial Airplanes	$626	$508	$420
Defense, Space & Security	373	296	192
Global Services	187	212	127
Unallocated items, eliminations and other	1,756	1,214	788
Total	$2,942	$2,230	$1,527
Capital expenditures for Unallocated items, eliminations and other relate primarily to assets managed centrally on behalf of the three principal business segments.
Depreciation and Amortization

Years ended December 31,	2025	2024	2023
Commercial Airplanes	$455	$400	$464
Defense, Space & Security	221	209	219
Global Services	296	304	320
Centrally Managed Assets (1)	981	923	858
Total	$1,953	$1,836	$1,861
(1)Amounts shown in the table represent depreciation and amortization expense recorded by the individual business segments. Depreciation and amortization for centrally managed assets are allocated to business segments based on usage and occupancy. In 2025, $747 was allocated to the primary business segments, of which $361, $300 and $86 was allocated to BCA, BDS and BGS, respectively. In 2024, $705 was allocated the primary business segments, of which $339, $289 and $77 was allocated to BCA, BDS and BGS, respectively. In 2023, $650 was allocated to the primary business segments, of which $311, $264 and $75 was allocated to BCA, BDS and BGS, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Cost Estimates for Fixed-Price Development Contracts — Refer to Notes 1 and 15 to the financial statements
Critical Audit Matter Description
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
•We tested the effectiveness of internal controls, including those over significant judgments made and assumptions used to develop key estimates, key data used in developing the cost estimates and the mathematical extrapolation of such data.
Program Accounting Estimates for the 777X program — Refer to Notes 1 and 9 to the financial statements
Critical Audit Matter Description
The Company uses program accounting to compute the cost of sales and margin for each commercial airplane program. However, as the 777X is a developmental program that has not yet delivered any aircraft, there is no cost of sales recorded unless the program has determined that estimated program costs exceed estimated program revenue, resulting in a reach-forward loss. The Company has recognized approximately $4.9 billion in reach-forward losses on the 777X program in 2025. The introduction of new aircraft programs brings increased risk related to meeting development, production, and certification timing. The 777X program is currently experiencing production challenges and certification delays, leading to significant uncertainty in the production schedule. These uncertainties could potentially result in production disruptions and delays to the timing of entry into service which further increases the complexity and subjectivity involved in management’s cost and revenue estimates for the program. Production disruptions and delays to entry into service for the 777X program have also increased the risk associated with forecasted revenue estimates used in determining the program margin, primarily due to the difficulty in assessing the value of consideration expected to be provided to retain customers. Changes to cost estimates related to certification and production challenges, as well as changes in estimates for customer consideration could result in material reach-forward losses. Auditing the estimated costs and estimated customer consideration for the 777X program involved extensive audit effort, a high degree of auditor judgment, and required audit professionals with specialized industry experience.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimated costs and customer consideration for the 777X program included the following, among others:
•We evaluated the appropriateness and consistency of management’s methods and assumptions in developing and updating cost estimates for the 777X program to complete production of aircraft meeting final certification specifications and address production challenges.
•We inquired with multiple members of Management, both inside and outside of accounting, to understand the current status of the 777X program, events affecting certification, delivery schedules, and production schedules, and the status of customer negotiations.

•We evaluated communications with regulatory bodies to assess consistency between management’s certification timeline assumptions and cost and revenue estimates.
•We assessed the reasonableness of the Program’s certification schedule and production costs, including performing a lookback analysis on management’s ability to estimate certification timing and production unit time.
•We evaluated the appropriateness and consistency of management’s methods and assumptions in developing and updating estimated customer consideration, including comparison to historical re-contracting outcomes and evaluation of customer communications.
•We conducted internet searches to identify reports related to the regulatory environment and customer statements. We evaluated whether any contradictory evidence existed that would indicate that the Program would not meet its certification timeline and planned production schedule and if any other media information was inconsistent with our knowledge of the Company and 777X program.
•We tested the effectiveness of internal controls, including those over significant judgments made and assumptions used to develop key estimates, key data used in developing the cost estimates, the mathematical extrapolation of such data, and management’s judgment regarding the range of possible outcomes relating to the specific cost and estimated customer consideration.
Program Accounting Estimates for the 737 program — Refer to Notes 1 and 9 to the financial statements
Critical Audit Matter Description
The Company uses program accounting to compute the cost of sales and gross margin for each commercial airplane program. The process of determining a commercial airplane program’s gross margin involves estimating the future revenue and costs of the program to complete the accounting quantity. The 737 program’s production rate schedule continues to be an area of focus for the Company and subject to continued oversight from the Federal Aviation Administration (FAA). The influence of these factors over the 737 production rate schedule impacts the timing of future production rate increases and results in increased complexities and related financial risks. There is uncertainty in the 737 program’s production rate schedule that could impact forecasted cost and revenue, with a corresponding impact to the 737 program’s gross margin.
Specifically, the uncertainty in the 737 production rate schedule leads to greater subjectivity in management’s determination of the related cost estimates. Therefore, given the uncertainty and significant judgments necessary to estimate the 737 program’s future production rate schedule, auditing these cost estimates involved extensive audit effort, a high degree of auditor judgment, and required audit professionals with specialized industry experience.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the production rate schedule used in program accounting estimates for the 737 program included the following, among others:
•We inquired of those directly involved with the production line to evaluate production status and challenges which may affect the Program’s ability to increase production rate.
•We assessed the ongoing communications between the FAA and Boeing on the continued monitoring of the production health.

•We assessed the status of the comprehensive product safety and quality plan and related production health metrics to evaluate if there was contradictory evidence that the Program would not meet its production rate schedule.
•We performed inquiries with multiple members of Management (both inside and outside of accounting) to understand the Program and Company’s current status and events that could impact the production rate schedule.
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
•We tested the effectiveness of internal controls, including those over the production rate assumption and significant judgments made to develop the forecasted cost estimates for the 737 program.
/s/ Deloitte & Touche LLP
Seattle, Washington
January 30, 2026

We have served as the Company's auditor since at least 1934; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Boeing Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 of the Company, and our report dated January 30, 2026 expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Spirit AeroSystems Holdings, Inc., which was acquired on December 8, 2025, and whose financial statements constitute approximately 9 percent of Total assets and less than 1 percent of each Total revenues and Earnings from operations of the consolidated financial statement amounts for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at Spirit AeroSystems Holdings, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Seattle, Washington
January 30, 2026

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2025 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, did not include an assessment of the effectiveness of internal control over financial reporting of Spirit AeroSystems Holdings, Inc. (Spirit), which was acquired on December 8, 2025. The operating results of Spirit are included in our Consolidated Financial Statements from the period subsequent to the acquisition date and represent approximately nine percent of our Total assets as of December 31, 2025 and less than one percent of each our Total revenues and Earnings from operations for the year then ended. We will perform an assessment of the effectiveness of Spirit’s internal control over financial reporting within one year of the date of acquisition.
Our internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who has issued an audit report which is included in Item 8 of this report and is incorporated by reference herein.
(c)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and their ages as of January 30, 2026, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Uma M. Amuluru	48
Executive Vice President and Chief Human Resources Officer since April 2024. Ms. Amuluru joined Boeing in 2017 and her previous positions include Vice President and Assistant General Counsel, Boeing Defense, Space & Security from April 2023 to March 2024; Chief Compliance Officer and Vice President, Global Compliance from May 2020 to April 2023; and Vice President and Assistant General Counsel, Engineering, Test & Technology, IT and Manufacturing, Supply Chain & Operations from October 2018 to May 2020.

Dana S. Deasy	66
Chief Information Digital Officer and Senior Vice President, Information Digital Technology & Security since December 2024. Mr. Deasy most recently served as Chief Information Officer for the U.S. Department of Defense from 2018 to 2021. Prior to that, he served as Global Chief Information Officer and Managing Director of JPMorgan Chase & Co. from 2013 to 2017, and Global Chief Information Officer & Group Vice President of BP, Plc from 2007 to 2013.

Brett C. Gerry	54
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

Jesus Malave, Jr.	57
Executive Vice President and Chief Financial Officer since August 2025. Prior to joining Boeing, Mr. Malave served as Chief Financial Officer of Lockheed Martin Corporation from January 2022 to April 2025. Prior to that, he served as Senior Vice President and Chief Financial Officer of L3Harris Technologies, Inc. from June 2019 to January 2022. Mr. Malave previously served in various roles at United Technologies Corporation (UTC), including as Vice President and Chief Financial Officer of UTC’s Carrier Corporation from April 2018 to June 2019; as Vice President and Chief Financial Officer of UTC’s Aerospace Systems from January 2015 to April 2018; and as Head of Investor Relations from June 2012 to December 2014. Mr. Malave serves on the board of GE Vernova Inc.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Howard E. McKenzie	59
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

Brendan J. Nelson	67
Senior Vice President; President, Boeing Global since January 2023. Dr. Nelson previously served as President of Boeing Australia, New Zealand and South Pacific from February 2020 to January 2023. Prior to joining Boeing, he served as the Director of the Australian War Memorial from December 2012 to December 2019 and as the Australian Ambassador to Belgium, Luxembourg, the European Union and NATO from February 2010 to November 2012.

Robert K. Ortberg	65
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

Stephen K. Parker	54
Executive Vice President; President and Chief Executive Officer of Boeing Defense, Space & Security since July 2025. Mr. Parker joined Boeing in 1988, and his previous positions include interim President and Chief Executive Officer of Boeing Defense, Space & Security from September 2024 to June 2025; Vice President and Chief Operating Officer, Boeing Defense, Space & Security from October 2022 to July 2025; Vice President and General Manager, Bomber & Fighters Division from March 2021 to October 2022; Vice President and General Manager, Vertical Lift from November 2019 to February 2021; Vice President and T-X Program Manager from October 2018 to November 2019; and Vice President and F-15 Program Manager from August 2016 to October 2018.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
Stephanie F. Pope	53
Executive Vice President; President and Chief Executive Officer, Boeing Commercial Airplanes since March 2024. Ms. Pope joined Boeing in 1994, and her previous positions include Chief Operating Officer from January 2024 to February 2025, Executive Vice President, President and Chief Executive Officer, Boeing Global Services from April 2022 to December 2023; Vice President and Chief Financial Officer of Boeing Commercial Airplanes from December 2020 to March 2022; Vice President and Chief Financial Officer of Boeing Global Services from January 2017 to December 2020; Vice President of Finance and Controller for Boeing Defense, Space & Security from August 2016 to December 2016; and Vice President, Financial Planning & Analysis from February 2013 to July 2016.

D. Christopher Raymond	61
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

Ann M. Schmidt	50
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

Jeffrey S. Shockey	59
Executive Vice President of Government Operations, Global Public Policy & Corporate Strategy since February 2025. Prior to that, Mr. Shockey most recently served as Senior Vice President, Global Government Relations of RTX Corporation from August 2021 to February 2025. From 2018 to 2021, Mr. Shockey served as Vice President of Global Sales and Marketing at Boeing. Mr. Shockey previously served as Vice President, Federal Affairs and International Policy of Boeing from January 2016 to January 2018. Prior to joining Boeing, Mr. Shockey served as Staff Director of the House Permanent Select Committee on Intelligence from 2015 to 2016.

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

Additional information required by this item will be included under “Election of Directors (Item 1) – Director Nominees,” “Corporate Governance – Board Committees,” and “Compensation Discussion and Analysis – Other Program Features and Policies – Insider Trading Policy,” in our proxy statement, which will be filed with the SEC no later than 120 days after December 31, 2025 (the “2026 Proxy Statement”), and that information is incorporated by reference herein. We will provide disclosure of delinquent Section 16(a) reports, if any, in our 2025 Proxy Statement under “Stock Ownership Information - Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included under “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers” (other than “Pay Versus Performance”), and “Compensation of Directors” in the 2026 Proxy Statement, and that information is incorporated by reference herein. The information contained in "Compensation Committee Report” shall not be deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates such information into future filings under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Our equity compensation plans approved by our shareholders provide for the issuance of common stock to officers and other employees, directors and consultants. The following table sets forth information regarding outstanding stock options and stock units, and shares available for future issuance under these plans as of December 31, 2025:

Plan Category	Number of shares to be issued upon exercise of outstanding options and units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)
Stock options	1,299,095	$239.49
Deferred compensation	442,995
Other stock units(2)	5,417,239
Equity compensation plans not approved by shareholders(3)	None	None	None
Total	7,159,329	$239.49	13,770,650	(4)(5)
(1)    Includes the employee stock purchase plan and the 2023 Incentive Stock Plan and its predecessor plan.
(2)    Includes 585,184 shares of Boeing common stock issuable in respect of performance restricted stock units. The shares included represent the maximum number of shares that may be issued upon vesting if the maximum performance goal is achieved for the three-year performance period.
(3)    Excludes 162,081 shares of Boeing common stock issuable in respect of outstanding awards originally granted under the Spirit AeroSystems Holdings, Inc. Amended and Restated 2014 Omnibus Incentive Plan, which the Company assumed and were automatically converted into restricted stock unit awards denominated in shares of Boeing common stock in connection with the Spirit Acquisition. No additional awards will be granted under this plan.
(4)    Includes 11,068,738 shares issuable under our employee stock purchase plan. There were 83,905 shares subject to purchase under the employee stock purchase plan as of December 31, 2025.
(5)    Excludes shares of Boeing common stock that may be offered and sold under our 401(k) Plan.
For further information, see Note 19 to our Consolidated Financial Statements.
The additional information required by this item will be included under “Stock Ownership Information” in the 2026 Proxy Statement, and that information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under “Corporate Governance - Related-Person Transactions,” “Corporate Governance - Director Independence,” and “Corporate Governance - Board Committees” in the 2026 Proxy Statement, and that information is incorporated by reference herein.
Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).
The information required by this item will be included under “Ratify the Appointment of Independent Auditor (Item 3) - Independent Auditor Fees” in the 2026 Proxy Statement, and that information is incorporated by reference herein.

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
3.Exhibits

2.1†
Agreement and Plan of Merger, dated June 30, 2024, by and among Spirit AeroSystems Holdings, Inc., The Boeing Company and Sphere Acquisition Corp. (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 1, 2024)

2.2†
Membership Interest Purchase Agreement, dated as of April 22, 2025, among The Boeing Company, JNPR Aero, LLC and Project Maroon, LLC (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 22, 2025)

3.1	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 1, 2006)

3.2	By-Laws of The Boeing Company, as amended and restated, effective August 29, 2023 (Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 29, 2023)

3.3	Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective October 31, 2024 (Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 28, 2024)

4.1	Description of The Boeing Company Securities Registered under Section 12 of the Exchange Act (Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2024)

4.2
Senior Debt Securities Indenture dated as of February 1, 2003, between The Boeing Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank), as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-3 dated March 9, 2009)

4.3
First Supplemental Indenture, dated as of May 1, 2024 between The Boeing Company and The Bank of New York Mellon, N.A., as successor trustee to JPMorgan Chase Bank, as Trustee (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 29, 2024)

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

10.1
Five-Year Credit Agreement, dated as of August 24, 2023, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Citibank N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book managers (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 24, 2023)

10.2
Five-Year Credit Agreement, dated as of May 15, 2024, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent and Citibank N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers and joint book managers (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2024)

10.3
364-Day Credit Agreement, dated as of August 25, 2025, among The Boeing Company for itself and on behalf of its Subsidiaries, as a Borrower, the Lenders party hereto, Citibank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and Citibank, N.A. and JPMorgan Chase Bank N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 25, 2025)

10.4
Joint Venture Master Agreement, dated as of May 2, 2005, by and among Lockheed Martin Corporation, The Boeing Company and United Launch Alliance, L.L.C. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2005)

10.5
Delta Inventory Supply Agreement, dated as of December 1, 2006, by and between United Launch Alliance, L.L.C. and The Boeing Company (Exhibit (10)(vi) to the Company’s Form 10-K for the year ended December 31, 2006)

10.6	Non-Prosecution Agreement, dated May 29, 2025 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2025)

10.7	Summary of Non employee Director Compensation (Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2019)*

10.8	Deferred Compensation Plan for Directors of The Boeing Company, as amended and restated effective January 1, 2008 (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 28, 2007)*

10.9	The Boeing Company Global Annual Incentive Plan, as amended and restated effective January 1, 2026 (formerly known as The Boeing Company Annual Incentive Plan)*

10.10
The Boeing Company 1997 Incentive Stock Plan, as amended effective May 1, 2000, and further amended effective January 1, 2008 (Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 28, 2007)*

10.11
Supplemental Executive Retirement Plan for Employees of The Boeing Company, as amended and restated effective June 1, 2021 (Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2023)*

10.12	Amendment No. 1 to the Supplemental Executive Retirement Plan for Employees of The Boeing Company, effective October 31, 2025*

10.13	The Boeing Company Executive Supplemental Savings Plan, as amended and restated effective January 1, 2025 (Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2024)*

10.14	Amendment No. 1 to The Boeing Company Executive Supplemental Savings Plan, effective April 23, 2025*

10.15	Amendment No. 2 to The Boeing Company Executive Supplemental Savings Plan, effective January 1, 2025*

10.16	The Boeing Company Executive Layoff Benefits Plan, as amended and restated effective January 1, 2025 (Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2024)*

10.17	The Boeing Company 2003 Incentive Stock Plan, as amended and restated effective January 1, 2025 (Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2024)*

10.18	The Boeing Company 2023 Incentive Stock Plan, as amended and restated effective January 1, 2025 (Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2024)*

10.19	Form of U.S. Notice of Terms of Non-Qualified Stock Option (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2021)*

10.20	Form of International Notice of Terms of Non-Qualified Stock Option (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2021)*

10.21	Form of Notice of Terms of Supplemental Non-Qualified Stock Option (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 29, 2021)*

10.22	Form of U.S. Notice of Terms of Non-Qualified Premium-Priced Stock Option (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.23	Form of International Notice of Terms of Non-Qualified Premium-Priced Stock Option (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2022)*

10.24	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.25	Form of International Notice of Terms of Long-Term Incentive Restricted Stock Units (Stock-Settled) (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.26	Form of U.S. Notice of Terms of Long-Term Incentive Performance Restricted Stock Units (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.27	Form of International Notice of Terms of Long-Term Incentive Performance Restricted Stock Units (Stock-Settled) (Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2023)*

10.28	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2024)*

10.29	Form of International Notice of Terms of Long-Term Incentive Restricted Stock Units (Stock-Settled) (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2024)*

10.30	Form of U.S. Notice of Terms of Long-Term Incentive Performance Restricted Stock Units (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2024)*

10.31	Form of International Notice of Terms of Long-Term Incentive Performance Restricted Stock Units (Stock-Settled) (Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2024)*

10.32	Form of U.S. Notice of Terms of Cash Based Award for CEO (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 30, 2024)*

10.33	Form of U.S. Notice of Terms of Supplemental Restricted Stock Units for CEO (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2024)*

10.34	Form of U.S. Notice of Terms of Performance Non-Qualified Stock Option for CEO (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2024)*

10.35	Form of U.S. Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 2024)*

10.36	Form of U.S. Notice of Terms of Long-Term Incentive Non-Qualified Premium-Priced Stock Option (Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2025)*

10.37	Form of Non-U.S. Notice of Terms of Long-Term Incentive Non-Qualified Premium-Priced Stock Option (Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2025)*

10.38	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2025)*

10.39	Form of Non-U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2025)*

10.40	Form of U.S. Notice of Terms of Supplemental Restricted Stock Units (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2025)*

10.41	Form of U.S. Notice of Terms of Cash-Based Award (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 27, 2025)*

10.42	Form of U.S. Notice of Terms of Supplemental Non-Qualified Premium-Priced Stock Options (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 27, 2025)*

10.43	Letter Agreement with Jesus Malave (Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2025)*ϕ

19	The Boeing Company Insider Trading Policy (Exhibit 19 to the Company’s Form 10-K for the year ended December 31, 2024)

21	List of Company Subsidiaries

22	Subsidiary Guarantor and Issuer of Guaranteed Securities

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

97	The Boeing Company Clawback Policy (Exhibit 97 to the Company’s Form 10-K for the year ended December 31, 2023)

99.1	Commercial Program Method of Accounting (Exhibit (99)(i) to the Company’s Form 10-K for the year ended December 31, 1997)

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of omitted schedule and/or exhibit to the SEC upon request.
ϕ Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.
* Management contract or compensatory plan.
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
Date: January 30, 2026

THE BOEING COMPANY
(Registrant)
By:	/s/ Michael J. Cleary
Michael J. Cleary – Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 30, 2026.

/s/ Robert K. Ortberg	/s/ Lynn J. Good
Robert K. Ortberg – President and Chief Executive Officer and Director	Lynn J. Good – Director
(Principal Executive Officer)

/s/ Jesus Malave, Jr.	/s/ Stayce D. Harris
Jesus Malave, Jr. – Executive Vice President and Chief Financial Officer	Stayce D. Harris – Director
(Principal Financial Officer)

/s/ Michael J. Cleary	/s/ Akhil Johri
Michael J. Cleary – Senior Vice President and Controller	Akhil Johri – Director
(Principal Accounting Officer)

/s/ Robert A. Bradway	/s/ David L. Joyce
Robert A. Bradway – Director	David L. Joyce – Director

/s/ Mortimer J. Buckley III	/s/ Steven M. Mollenkopf
Mortimer J. Buckley – Director	Steven M. Mollenkopf – Chair of the Board

/s/ Lynne M. Doughtie	/s/ John M. Richardson
Lynne M. Doughtie – Director	John M. Richardson – Director

/s/ David L. Gitlin	/s/ Bradley D. Tilden
David L. Gitlin – Director	Bradley D. Tilden – Director