Form 10-Q
period 2026-03-31
BOEING CO
filed 2026-04-22
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of April 15, 2026, there were 788,302,331 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY
FORM 10-Q
For the Quarter Ended March 31, 2026

Part I. Financial Information
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions, except per share data)	Three months ended March 31
	2026	2025
Sales of products	$18,998	$16,147
Sales of services	3,219	3,349
Total revenues	22,217	19,496

Cost of products	(17,031)	(14,379)
Cost of services	(2,640)	(2,700)
Total costs and expenses	(19,671)	(17,079)
	2,546	2,417
(Loss)/income from operating investments, net	(10)	3
General and administrative expense	(1,197)	(1,112)
Research and development expense, net	(903)	(844)
Gain/(loss) on dispositions, net	12	(3)
Earnings from operations	448	461
Other income, net	194	323
Interest and debt expense	(616)	(708)
Earnings before income taxes	26	76
Income tax expense	(33)	(107)
Net loss	(7)	(31)
Less: Net (loss)/earnings attributable to noncontrolling interest	(3)	6
Net loss attributable to Boeing shareholders	(4)	(37)
Less: Mandatory convertible preferred stock dividends accumulated during the period	86	86
Net loss attributable to Boeing common shareholders	($90)	($123)

Basic loss per share	($0.11)	($0.16)

Diluted loss per share	($0.11)	($0.16)
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2026	2025
Net loss	($7)	($31)
Other comprehensive income, net of tax:
Currency translation adjustments	(63)	46
Unrealized loss on certain investments, net of tax of $0 and $0	(1)
Derivative instruments:
Unrealized (loss)/gain arising during period, net of tax of $6 and ($20)	(8)	68
Reclassification adjustment for (gain)/loss included in net loss, net of tax of $4 and ($5)	(6)	18
Total unrealized (loss)/gain on derivative instruments, net of tax	(14)	86
Defined benefit pension plans and other postretirement benefits:
Net actuarial gain arising during the period, net of tax of ($2) and $0	9
Amortization of actuarial loss included in net periodic benefit cost, net of tax of ($25) and $3	95	43
Amortization of prior service credits included in net periodic benefit cost, net of tax of $4 and ($1)	(15)	(20)
Total defined benefit pension plans and other postretirement benefits, net of tax	89	23
Other comprehensive income, net of tax	11	155
Comprehensive income	4	124
Less: Comprehensive (loss)/income related to noncontrolling interest	(3)	6
Comprehensive income attributable to Boeing Shareholders	$7	$118
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions, except per share data)	March 31 2026	December 31 2025
Assets
Cash and cash equivalents	$9,441	$10,921
Short-term and other investments	11,464	18,479
Accounts receivable, net	3,485	2,921
Unbilled receivables, net	9,793	9,158
Inventories	87,225	84,679
Other current assets, net	2,733	2,301
Total current assets	124,141	128,459
Financing receivables and operating lease equipment, net	389	241
Property, plant and equipment, net of accumulated depreciation of $23,961 and $23,613	15,763	15,361
Goodwill	17,633	17,275
Acquired intangible assets, net	1,517	1,567
Deferred income taxes	136	107
Investments	1,048	1,048
Other assets, net of accumulated amortization of $1,076 and $1,014	4,160	4,177
Total assets	$164,787	$168,235
Liabilities and equity
Accounts payable	$13,713	$13,109
Accrued liabilities	26,388	27,141
Advances and progress billings	62,591	59,404
Short-term debt and current portion of long-term debt	2,855	8,461
Total current liabilities	105,547	108,115
Deferred income taxes	237	216
Accrued retiree health care	2,059	2,091
Accrued pension plan liability, net	4,198	4,287
Other long-term liabilities	2,405	2,432
Long-term debt	44,354	45,637
Total liabilities	158,800	162,778
Shareholders’ equity:
Mandatory convertible preferred stock, 6.00% Series A, par value $1.00 – 20,000,000 shares authorized; 5,750,000 shares issued; aggregate liquidation preference $5,750	6	6
Common stock, par value $5.00 – 1,200,000,000 shares authorized; 1,012,261,159 shares issued	5,061	5,061
Additional paid-in capital	21,671	21,441
Treasury stock, at cost – 224,344,344 and 227,562,887 shares	(27,647)	(28,029)
Retained earnings	17,162	17,252
Accumulated other comprehensive loss	(10,266)	(10,277)
Total shareholders' equity	5,987	5,454
Noncontrolling interests		3
Total equity	5,987	5,457
Total liabilities and equity	$164,787	$168,235
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2026	2025
Cash flows – operating activities:
Net loss	($7)	($31)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash items –
Share-based plans expense	161	135
Treasury shares issued for 401(k) contributions	466	418
Depreciation and amortization	573	466
Investment/asset impairment charges, net	9	7
(Gain)/loss on dispositions, net	(12)	3
Other charges and credits, net	45	99
Changes in assets and liabilities –
Accounts receivable	(509)	(570)
Unbilled receivables	(635)	(671)
Advances and progress billings	3,181	781
Inventories	(2,634)	(1,521)
Other current assets	(418)	(29)
Accounts payable	1,073	(95)
Accrued liabilities	(1,260)	(386)
Income taxes receivable, payable and deferred	(16)	26
Other long-term liabilities	(49)	(151)
Pension and other postretirement plans	(22)	(150)
Financing receivables and operating lease equipment, net	(156)	12
Other	31	41
Net cash used by operating activities	(179)	(1,616)
Cash flows – investing activities:
Payments to acquire property, plant and equipment	(1,275)	(674)
Proceeds from disposals of property, plant and equipment	2	3
Contributions to investments	(9,265)	(8,797)
Proceeds from investments	16,256	7,750
Supplier notes receivable	(3)
Other	(4)	1
Net cash provided/(used) by investing activities	5,711	(1,717)
Cash flows – financing activities:
New borrowings	24	29
Debt repayments	(6,950)	(295)
Employee taxes on certain share-based payment arrangements	(31)	(14)
Dividends paid on mandatory convertible preferred stock	(86)	(72)
Other	15	14
Net cash used by financing activities	(7,028)	(338)
Effect of exchange rate changes on cash and cash equivalents	1	12
Net decrease in cash & cash equivalents, including restricted	(1,495)	(3,659)
Cash & cash equivalents, including restricted, at beginning of year	11,663	13,822
Cash & cash equivalents, including restricted, at end of period	10,168	10,163
Less restricted cash & cash equivalents, included in Investments	727	21
Cash and cash equivalents at end of period	$9,441	$10,142
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Equity
For the three months ended March 31, 2026 and 2025
(Unaudited)

	Boeing shareholders
(Dollars in millions)	Mandatory convertible preferred stock	Common stock	Additional paid-in capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Non- controlling interests	Total
Balance at January 1, 2025	$6	$5,061	$18,964	($32,386)	$15,362	($10,915)	($6)	($3,914)
Net (loss)/earnings					(37)		6	(31)
Other comprehensive income, net of tax of ($23)						155		155
Share-based compensation			135					135
Treasury shares issued for other share-based plans, net			(214)	212				(2)
Treasury shares issued for 401(k) contributions			123	295				418
Cash dividends declared on Mandatory convertible preferred stock					(86)			($86)
Balance at March 31, 2025	$6	$5,061	$19,008	($31,879)	$15,239	($10,760)		($3,325)

Balance at January 1, 2026	$6	$5,061	$21,441	($28,029)	$17,252	($10,277)	$3	$5,457
Net loss					(4)		(3)	(7)
Other comprehensive income, net of tax of ($13)						11		11
Share-based compensation			161					161
Treasury shares issued for other share-based plans, net			(142)	127				(15)
Treasury shares issued for 401(k) contributions			211	255				466
Cash dividends declared on Mandatory convertible preferred stock					(86)			(86)
Balance at March 31, 2026	$6	$5,061	$21,671	($27,647)	$17,162	($10,266)		$5,987
See Notes to the Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Summary of Business Segment Data
(Unaudited)

(Dollars in millions)	Three months ended March 31
	2026	2025
Revenues:
Commercial Airplanes	$9,203	$8,147
Defense, Space & Security	7,599	6,298
Global Services	5,370	5,063
Unallocated items, eliminations and other	45	(12)
Total revenues	$22,217	$19,496
Earnings from operations:
Commercial Airplanes	($563)	($537)
Defense, Space & Security	233	155
Global Services	971	943
Segment operating earnings	641	561
Unallocated items, eliminations and other	(348)	(362)
FAS/CAS service cost adjustment	155	262
Earnings from operations	448	461
Other income, net	194	323
Interest and debt expense	(616)	(708)
Earnings before income taxes	26	76
Income tax expense	(33)	(107)
Net loss	(7)	(31)
Less: Net (loss)/earnings attributable to noncontrolling interest	(3)	6
Net loss attributable to Boeing shareholders	(4)	(37)
Less: Mandatory convertible preferred stock dividends accumulated during the period	86	86
Net loss attributable to Boeing common shareholders	($90)	($123)
This information is an integral part of the Notes to the Condensed Consolidated Financial Statements. See Note 19 for further segment results.

The Boeing Company and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Dollars in millions, except per share amounts or as otherwise stated)
(Unaudited)
Note 1 – Basis of Presentation
The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, the “Company”, “we”, “us”, or “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2026, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, included in our 2025 Annual Report on Form 10-K.
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
Goodwill
Our Military Aircraft reporting unit within our Defense, Space & Security (BDS) segment had goodwill of $1,295 and a negative carrying value at March 31, 2026.
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
The table below reflects the impact of net cumulative catch-up adjustments for changes in estimated revenues and costs at completion across all long-term contracts, including the impact to Earnings from operations from changes in estimated losses on unexercised options.

(In millions - except per share amounts)	Three months ended March 31
	2026	2025
Increase/(decrease) to Revenue	$22	($140)
Decrease to Earnings from operations	($31)	($151)
Increase to Diluted loss per share	($0.04)	($0.22)

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
Total consideration for the Spirit Acquisition was $8,389 comprised of the following:

Boeing common stock exchanged for Spirit common stock (1)	$4,704
Settlement of loans, advances and other payments to Spirit	2,589
Debt repaid on Spirit’s behalf	948
Premium on assumed Spirit Exchangeable Notes	109
Exchange of Spirit share-based awards (1)	39
Fair value of total consideration	$8,389
(1)     Fair value of consideration reflects the price per share of Boeing common stock on the acquisition date.
The preliminary allocation of the purchase price was as follows:

Description	As of December 31, 2025	As of March 31, 2026
Cash and cash equivalents	$281	$281
Accounts receivable	339	396
Unbilled receivables	126	126
Inventories	1,438	1,445
Property, plant and equipment	2,419	2,447
Goodwill	9,997	10,360
Acquired intangible assets	109	109
Other assets	116	121
Accounts payable	(953)	(963)
Accrued liabilities	(1,784)	(2,239)
Advances and progress billings	(97)	(97)
Short-term debt and current portion of long-term debt	(329)	(329)
Other long-term liabilities	(178)	(152)
Long-term debt	(3,279)	(3,279)
Other	166	163
Total net assets acquired	$8,371	$8,389
The amounts recorded for acquired assets and assumed liabilities are preliminary and are based on the information available as of the reporting date. The primary areas that remain preliminary relate to the fair values of inventories, property, plant and equipment, goodwill, intangible assets, and off-market contracts. The Company will continue to adjust the provisional estimates as additional information becomes available and final valuation and analyses are completed. Provisional goodwill of $10,360 associated with the Spirit Acquisition was provisionally assigned to our Commercial Airplanes (BCA) segment as we expect the majority of synergies from the Spirit Acquisition to relate to the commercial airplane segment. The acquired intangible assets primarily relate to customer relationships and have a weighted-average useful life of five years. Accrued liabilities includes $1,500 for the fair value of off-market customer contracts measured as the present value of the amount by which the terms of the contract deviated from the terms that a market participant could have achieved. Future estimated revenues from the amortization of off-market contract liabilities is as follows:

	2026	2027	2028	2029	2030
Estimated revenue	$109	$128	$147	$150	$146
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
Diluted earnings per share is calculated by taking net earnings attributable to Boeing shareholders, less Mandatory convertible preferred stock dividends accumulated during the period and earnings available to participating securities, divided by the diluted weighted average common shares outstanding. Diluted weighted average common shares outstanding is calculated using the treasury stock method for share-based compensation awards and the if-converted method for Mandatory convertible preferred stock and Spirit Exchangeable Notes. Under the if-converted method, if the potential conversion of our Mandatory convertible preferred stock and/or Spirit Exchangeable Notes is dilutive, net earnings attributable to Boeing shareholders is adjusted to add back the Mandatory convertible preferred stock dividends accumulated during the period and/or the periodic interest expense on the Spirit Exchangeable Notes, net of tax.

The elements used in the computation of Basic and Diluted loss per share were as follows:

(In millions - except per share amounts)	Three months ended March 31
	2026	2025
Net loss attributable to Boeing shareholders	($4)	($37)
Less: Mandatory convertible preferred stock dividends accumulated during the period	86	86
Less: earnings available to participating securities
Net loss available to common shareholders	($90)	($123)
Basic
Basic weighted average shares outstanding	788.2	753.6
Less: participating securities (1)	0.2	0.2
Basic weighted average common shares outstanding	788.0	753.4
Diluted
Diluted weighted average shares outstanding	788.2	753.6
Less: participating securities (1)	0.2	0.2
Diluted weighted average common shares outstanding	788.0	753.4
Net loss per share:
Basic	($0.11)	($0.16)
Diluted	(0.11)	(0.16)
(1)Participating securities include certain instruments in our deferred compensation plan.
The following table represents potential common shares that were not included in the computation of Diluted loss per share. Potential common shares from performance restricted stock units, restricted stock units and stock options were not included because their effect was antidilutive based on their strike price or the performance condition was not met.

(Shares in millions)	Three months ended March 31
	2026	2025
Performance restricted stock units	0.2	0.6
Restricted stock units	0.8	0.5
Stock options	0.7	0.9
In addition, potential common shares of 37.0 million and 37.1 million for the three months ended March 31, 2026 and 2025, were excluded from the computation of Diluted loss per share, because the effect would have been antidilutive as a result of incurring a net loss available to common shareholders in those periods.
Note 4 – Income Taxes
Our effective tax rates were 126.9% and 140.8% for the three months ended March 31, 2026 and 2025. The effective tax rate for the three months ended March 31, 2026, primarily reflects an increase in the domestic valuation allowance treated as a discrete expense.
As of December 31, 2025, we had recorded valuation allowances of $9,754 primarily for certain domestic deferred tax assets, and certain domestic net operating losses, tax credit and interest carryforwards. To measure the valuation allowance, the Company estimated in what year each of its deferred tax assets and liabilities would reverse using systematic and logical methods to estimate the reversal patterns. The valuation allowance results from not having sufficient income from deferred tax liability reversals in the appropriate future periods to support the realization of deferred tax assets.
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
Note 5 – Allowances for Losses on Financial Assets
The changes in allowances for expected credit losses for the three months ended March 31, 2026 and 2025, consisted of the following:

	Accounts receivable	Unbilled receivables	Other current assets	Financing receivables	Other assets	Total
Balance at January 1, 2025	($92)	($38)	($47)	($7)	($199)	($383)
Changes in estimates	1	(3)	1	3	(38)	(36)
Write-offs	3					3
Recoveries	1					1
Balance at March 31, 2025	($87)	($41)	($46)	($4)	($237)	($415)

Balance at January 1, 2026	($76)	($42)	($43)	$0	($111)	($272)
Changes in estimates	4	1	(2)		(4)	(1)
Write-offs	1				6	7
Recoveries					1	1
Balance at March 31, 2026	($71)	($41)	($45)	$0	($108)	($265)
Note 6 – Inventories
Inventories consisted of the following:

	March 31 2026	December 31 2025
Commercial aircraft programs	$73,068	$70,785
Long-term contracts in progress	665	720
Capitalized precontract costs (1)	1,397	1,411
Commercial spare parts, used aircraft, general stock materials and other	12,095	11,763
Total	$87,225	$84,679
(1)Capitalized precontract costs at March 31, 2026 and December 31, 2025, included amounts related to Commercial Crew, T-7A Red Hawk Production Options and KC-46A Tanker. See Note 10.
Commercial Aircraft Programs
At March 31, 2026 and December 31, 2025, commercial aircraft programs inventory included the following amounts related to the 737 program: deferred production costs of $12,549 and $11,777 and unamortized tooling and other non-recurring costs of $735 and $750. At March 31, 2026, $13,243 of 737 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $41 is expected to be recovered from units included in the program accounting quantity that represent expected future orders.

At March 31, 2026 and December 31, 2025, commercial aircraft programs inventory included the following amounts related to the 777X program: $5,296 and $4,313 of work in process (including deferred production costs of $1,104 and $651) and $1,995 and $1,816 of unamortized tooling and other non-recurring costs.
At March 31, 2026 and December 31, 2025, commercial aircraft programs inventory included the following amounts related to the 787 program: deferred production costs of $14,310 and $13,859, supplier advances of $921 and $932, and unamortized tooling and other non-recurring costs of $1,348 and $1,366. At March 31, 2026, $13,403 of 787 deferred production costs, unamortized tooling and other non-recurring costs are expected to be recovered from units included in the program accounting quantity that have firm orders, and $2,255 are expected to be recovered from units included in the program accounting quantity that represent expected future orders.
Commercial aircraft programs inventory included amounts credited in cash or other consideration (early issue sales consideration) to airline customers totaling $6,590 and $6,412 at March 31, 2026 and December 31, 2025.
Note 7 – Contracts with Customers
Unbilled receivables increased from $9,158 at December 31, 2025, to $9,793 at March 31, 2026, primarily driven by revenue recognized in excess of billings at BDS and BGS.
Advances and progress billings increased from $59,404 at December 31, 2025, to $62,591 at March 31, 2026, primarily driven by advances on orders received at BCA.
Revenues recognized during the three months ended March 31, 2026 and 2025, from amounts recorded as Advances and progress billings at the beginning of each year were $5,055 and $5,488.
Note 8 – Financing Receivables and Operating Lease Equipment
During 2025, our financing receivables were fully collected. Our financing arrangements at March 31, 2026, consist solely of operating leases that range in terms from one to four years and may include options to terminate. Certain operating leases include provisions to allow the lessee to purchase the underlying aircraft at a specified price. At March 31, 2026 and December 31, 2025, Operating lease equipment, net, was $389 and $241, and included accumulated depreciation of $64 and $60.
The majority of our operating lease equipment portfolio is concentrated in the following aircraft models:

	March 31 2026	December 31 2025
737 Aircraft	$191	$45
777 Aircraft	$167	$170
Lease income recorded in Sales of services on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, included $0 and $5 of interest income from sales-type leases and $12 and $12 from operating lease payments.
All financing interest income and variable lease payments on our financing arrangements for the three months ended March 31, 2026 and 2025, were insignificant.

Note 9 – Investments
Our investments, which are recorded in Short-term and other investments or Investments, consisted of the following:

	March 31 2026	December 31 2025
Time deposits (1)	$10,215	$17,230
Equity method investments - United Launch Alliance	547	556
Equity method investments - Other (2)	450	441
Restricted cash & cash equivalents (1)(3)	727	742
Available-for-sale debt investments (1)	539	524
Equity and other investments	34	34
Total	$12,512	$19,527
(1)Primarily included in Short-term and other investments on our Condensed Consolidated Statements of Financial Position.
(2)Dividends received were $0 and $2 during the three months ended March 31, 2026 and 2025.
(3)At March 31, 2026, and December 31, 2025, Restricted cash & cash equivalents included $689 placed in escrow pursuant to the May 2025 non-prosecution agreement with the U.S. Department of Justice. See Note 18 for additional discussion.
Contributions to investments and Proceeds from investments on our Condensed Consolidated Statements of Cash Flows primarily relate to time deposits and available-for-sale debt investments. Cash used for the purchase of time deposits during the three months ended March 31, 2026 and 2025, was $9,085 and $8,635. Cash proceeds from the maturities of time deposits during the three months ended March 31, 2026 and 2025, were $16,100 and $7,585.
Allowance for losses on available-for-sale debt investments is assessed quarterly. These instruments are considered investment grade, and we have not recognized an allowance for credit losses as of March 31, 2026. The fair value of available-for-sale debt investments approximates amortized cost.
We have a 50 percent membership interest in United Launch Alliance (ULA) with Lockheed Martin Corporation (Lockheed) holding the other 50 percent interest. During the first quarter of 2026, ULA’s Vulcan rocket experienced a launch anomaly that has paused additional Vulcan launches pending completion of root cause analysis and corrective actions. The Vulcan launch suspension is negatively affecting ULA's financial condition and results of operations. We and Lockheed may provide financial support and/or could incur losses if ULA is unable to resume Vulcan launches consistent with ULA’s assumptions.

Note 10 – Liabilities, Commitments and Contingencies
737 MAX Customer Concessions and Other Considerations
The following table summarizes changes in the 737 MAX customer concessions and other considerations liability during the three months ended March 31, 2026 and 2025.

	2026	2025
Beginning balance – January 1	$383	$641
Reductions for payments made	(10)	(38)
Reductions for concessions and other in-kind considerations		(35)
Changes in estimates
Ending balance – March 31	$373	$568
At March 31, 2026, $89 of the liability balance remains subject to negotiations with customers. The remaining contracted amount is primarily expected to be liquidated by lower customer delivery payments.
Environmental
The following table summarizes changes in environmental remediation liabilities during the three months ended March 31, 2026 and 2025.

	2026	2025
Beginning balance – January 1	$877	$834
Reductions for payments made, net of recoveries	(12)	(13)
Changes in estimates	11	34
Ending balance – March 31	$876	$855
The liabilities recorded represent our best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites, including operation and maintenance over periods of up to 30 years. It is reasonably possible that we may incur costs that exceed these recorded amounts because of regulatory agency orders and directives, changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. As part of our estimating process, we develop a range of reasonably possible alternate scenarios that includes the high end of a range of reasonably possible cost estimates for all remediation sites for which we have sufficient information based on our experience and existing laws and regulations. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. At March 31, 2026, and December 31, 2025, the high end of the estimated range of reasonably possible remediation costs exceeded our recorded liabilities by $1,171 and $1,171.
Product Warranties
The following table summarizes changes in product warranty liabilities recorded during the three months ended March 31, 2026 and 2025.

	2026	2025
Beginning balance – January 1	$2,797	$2,133
Additions for current year deliveries	40	34
Reductions for payments made	(105)	(84)
Changes in estimates	108	240
Ending balance – March 31	$2,840	$2,323

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
Trade-in commitment agreements at March 31, 2026, have expiration dates from 2026 through 2033. At March 31, 2026, and December 31, 2025, total contractual trade-in commitments were $1,228 and $1,267. As of March 31, 2026, and December 31, 2025, we estimated it was probable we would be obligated to perform on certain of these commitments with net amounts payable to customers totaling $61 and $67 and the fair value of the related trade-in aircraft was $56 and $61.
Financing Commitments
Financing commitments related to aircraft on order, including options and those proposed in sales campaigns, and refinancing of delivered aircraft, totaled $17,730 and $15,229 as of March 31, 2026 and December 31, 2025. The estimated earliest potential funding dates for these commitments as of March 31, 2026 are as follows:

Total
April through December 2026	$1,681
2027	3,832
2028	3,538
2029	1,833
2030	858
Thereafter	5,988
Total	$17,730
As of March 31, 2026, $12,590 of these financing commitments relate to customers we believe have less than investment-grade credit. We have concluded that no reserve for future potential losses is required for these financing commitments based upon the terms, such as collateralization and interest rates, under which funding would be provided.
Other Financial Commitments
We have financial commitments to make additional capital contributions totaling $281 to certain joint ventures over the next 12 years.
Standby Letters of Credit and Surety Bonds
We have entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts and security agreements. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,340 and $3,295 as of March 31, 2026 and December 31, 2025.
Supply Chain Financing Programs
The Company has supply chain financing programs in place under which participating suppliers may elect to obtain payment from an intermediary. The Company confirms the validity of invoices from participating suppliers and agrees to pay the intermediary an amount based on invoice totals. The majority of amounts payable under these programs are due within 30 to 90 days. At March 31, 2026, and December 31, 2025,

Accounts payable included $1,828 and $1,994 payable to suppliers who have elected to participate in these programs. We do not believe that future changes in the availability of supply chain financing would have a significant impact on our liquidity.
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
Fixed-Price Contracts
Long-term contracts that are contracted on a fixed-price basis or have fixed-price options have resulted in losses being recorded in prior periods and could result in losses in future periods. Certain of the fixed-price contracts are for the development of new products, services and related technologies, a number of which have reach-forward losses. Estimating the cost and time for us and our suppliers to complete these contracts is inherently uncertain due to operational and technical complexities. This uncertainty requires us to make significant judgments and assumptions about future operational and technical performance, and the outcome of customer and/or supplier contractual negotiations. The risk that actual performance, technical or contractual outcomes could be different than those previously assumed creates financial risk that could trigger additional material earnings charges, termination provisions, order cancellations, or other financially significant exposure.
VC-25B Presidential Aircraft
The Company’s firm fixed-price contract for the Engineering and Manufacturing Development (EMD) effort on the U.S. Air Force's (USAF) VC-25B Presidential Aircraft, commonly known as Air Force One, is a $4 billion program to develop and modify two 747-8 commercial aircraft. During 2025, we increased the reach-forward loss on the contract by $60. The increased reach-forward loss in 2025 was due to increases in supplier costs. We expect finalization of the contract terms to reset the schedule and adjust the requirements in 2026. Risk remains that we may record additional losses in future periods.
KC-46A Tanker
In 2011, we were awarded a contract from the USAF to design, develop, manufacture, and deliver four next-generation aerial refueling tankers as well as priced options for 13 annual production lots totaling 179 aircraft. Since 2016, the USAF has authorized 12 low rate initial production (LRIP) lots for a total of 169 aircraft. The EMD contract and authorized LRIP lots total approximately $32 billion as of March 31, 2026. The KC-46A Tanker is a derivative of the 767 commercial airplane program with the majority of the manufacturing costs being incurred in the 767 factory and the remaining costs being incurred in the military finishing and delivery centers. During 2025, we increased the reach-forward loss on the KC-46A Tanker program by $714. The additional reach-forward loss during 2025 was primarily driven by higher estimated manufacturing and engineering costs for production support. As of March 31, 2026, we had approximately $69 of capitalized precontract costs and $74 of potential termination liabilities to suppliers related to future production lots. Risk remains that we may record additional losses in future periods.
MQ-25
In the third quarter of 2018, we were awarded the MQ-25 EMD contract by the U.S. Navy. The contract is a fixed-price contract that now includes development and delivery of seven aircraft and test articles at a contract price of $890. In connection with winning the competition, we recognized a reach-forward loss of $291 in the third quarter of 2018. We have recognized additional losses in subsequent periods. During the first half of 2025, we initiated final assembly operations at our new facility at Mid-America St. Louis Airport in Mascoutah, Illinois, and began ground-based flight testing. Risk remains that we may record additional losses in future periods.

T-7A Red Hawk EMD Contract & Production Options
In 2018, we were awarded the T-7A Red Hawk program. The EMD portion of the contract was a $860 fixed-price contract and included five aircraft and seven simulators. In June 2025, the customer ordered four production representative test vehicles. The production portion of the contract includes production lots for 342 T-7A Red Hawk aircraft and related services that we believe are probable of being exercised. We recorded a reach-forward loss of $400 when the contract was awarded in 2018. We have recognized additional losses in subsequent periods. We have delivered the five EMD aircraft and the flight testing is ongoing. At March 31, 2026, we had approximately $400 of capitalized precontract costs and $1,002 of potential termination liabilities to suppliers related to certain long-lead items for future production lots. Risk remains that we may record additional losses in future periods.
Commercial Crew
In 2014, the National Aeronautics and Space Administration contracted us to design and build the CST-100 Starliner spacecraft to transport crews to the International Space Station (ISS). We have recorded reach-forward losses on this program. The first Crewed Flight Test launched on June 5, 2024, and docked with the ISS. Its return to Earth was delayed to allow time to perform further testing of propulsion system anomalies and returned to Earth uncrewed in September 2024. We expect to launch an uncrewed mission no earlier than June 2026 and a crewed mission later in 2026. We are continuing to work toward crew certification and resolve the propulsion system anomalies. At March 31, 2026, we had approximately $554 of capitalized precontract costs and $28 of potential termination liabilities to suppliers related to unauthorized future missions. Risk remains that we may record additional losses in future periods.
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

	Maximum Potential Payments		Estimated Proceeds from Collateral/Recourse		Carrying Amount of Liabilities
	March 31 2026	December 31 2025	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Contingent repurchase commitments	$186	$186	$186	$186
Credit guarantees	15	15			$14	$14
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
Note 12 – Debt
In connection with our acquisition of Spirit, we assumed Spirit's debt, including the following notes issued by Spirit AeroSystems, Inc.: $300 of 3.850% Senior Notes due 2026 (the Spirit 2026 Notes) and $700 of 4.600% Senior Notes due 2028 (the Spirit 2028 Notes, and together with the Spirit 2026 Notes, the Spirit Senior Notes). The Boeing Company guaranteed the obligations of Spirit AeroSystems, Inc. with respect to the Spirit Senior Notes, and as a result, each of The Boeing Company and Spirit fully and unconditionally guarantee the Spirit Senior Notes on a senior unsecured basis. The guarantees rank equally in right of payment with all of Boeing’s existing and future senior unsecured indebtedness.
Note 13 – Postretirement Plans
The components of net periodic benefit cost/(income) for the three months ended March 31 were as follows:

	Pension		Postretirement
	2026	2025	2026	2025
Service cost	$2	$1	$12	$13
Interest cost	658	669	30	34
Expected return on plan assets	(721)	(769)	(3)	(3)
Amortization of prior service credits	(18)	(19)	(1)
Recognized net actuarial loss/(gain)	155	76	(35)	(36)
Net periodic benefit cost/(income)	$76	($42)	$3	$8

Net periodic benefit cost included in Earnings from operations	$1	$1	$12	$13
Net periodic benefit cost/(income) included in Other income, net	74	(43)	(9)	(5)
Net periodic benefit cost/(income) included in Earnings before income taxes	$75	($42)	$3	$8

Note 14 – Share-Based Compensation and Other Compensation Arrangements
Restricted Stock Units
On February 17, 2026, we granted 1,922,574 restricted stock units (RSU) to our executives as part of our long-term incentive program. The RSUs granted under this program have a grant date fair value of $242.18 per unit and will generally vest in three approximately equal installments on the first, second, and third anniversaries of the grant date. These RSUs will settle in common stock (on a one-for-one basis). If an executive terminates employment because of retirement, layoff, disability, or death, the executive (or beneficiary) may receive some or all of their stock units depending on certain age and service conditions. In all other cases, the RSUs will not vest and all rights to the stock units will terminate.
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
Dividends are cumulative at an annual rate of 6.00% on the liquidation preference of $1,000.00 per share of Mandatory convertible preferred stock and may be paid in cash, shares of our common stock or a combination of cash and shares of our common stock. Dividends that are declared will be payable on January 15, April 15, July 15 and October 15 to holders of record on the January 1, April 1, July 1, and October 1 immediately preceding the relevant dividend payment date. Dividends paid on Mandatory convertible preferred stock were $86 and $72 for the three months ended March 31, 2026 and 2025. In February 2026, dividends of $86 were declared to holders of record as of April 1, 2026, representing $15.00 per share, and were paid in cash on April 15, 2026.
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
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss (AOCI) by component for the three months ended March 31, 2026 and 2025, were as follows:

	Currency Translation Adjustments	Unrealized Gains and Losses on Certain Investments	Unrealized Gains and Losses on Derivative Instruments	Defined Benefit Pension Plans & Other Postretirement Benefits	Total (1)
Balance at January 1, 2025	($178)	$2	($211)	($10,528)	($10,915)
Other comprehensive income before reclassifications	46		68		114
Amounts reclassified from AOCI			18	23	41
Net current period Other comprehensive income	46		86	23	155
Balance at March 31, 2025	($132)	$2	($125)	($10,505)	($10,760)

Balance at January 1, 2026	$64	$2	$88	($10,431)	($10,277)
Other comprehensive (loss)/income before reclassifications	(63)	(1)	(8)	9	(63)
Amounts reclassified from AOCI			(6)	80	74
Net current period Other comprehensive (loss)/income	(63)	(1)	(14)	89	11
Balance at March 31, 2026	$1	$1	$74	($10,342)	($10,266)
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
Derivative Instruments Not Receiving Hedge Accounting Treatment
We hold certain foreign currency forward contracts which do not qualify for hedge accounting treatment.

Notional Amounts and Fair Values
The notional amounts and fair values of derivative instruments in the Condensed Consolidated Statements of Financial Position were as follows:

	Notional amounts (1)		Other assets		Accrued liabilities
	March 31 2026	December 31 2025	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5,694	$5,736	$148	$143	($124)	($77)
Commodity contracts	397	435	111	92		(1)
Derivatives not receiving hedge accounting treatment:
Foreign exchange contracts	290	320	4	3	(3)	(10)
Total derivatives	$6,381	$6,491	$263	$238	($127)	($88)
Netting arrangements			(67)	(45)	67	45
Net recorded balance			$196	$193	($60)	($43)
(1)Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
(Losses)/gains associated with our hedging transactions and forward points recognized in Other comprehensive income, net of tax are presented in the following table:

	Three months ended March 31
	2026	2025
Recognized in Other comprehensive income, net of tax:
Foreign exchange contracts	($25)	$67
Commodity contracts	17	1
Gains/(losses) associated with our hedging transactions and forward points reclassified from AOCI to earnings are presented in the following table:

	Three months ended March 31
	2026	2025
Foreign exchange contracts
Revenues	$1
Costs and expenses	(6)	($4)
General and administrative expense	11	(10)
Commodity contracts
Costs and expenses	$2	($11)
General and administrative expense	2	2
Gains/(losses) related to undesignated derivatives on foreign exchange and commodity cash flow hedging transactions recognized in Other income, net were insignificant for the three months ended March 31, 2026 and 2025.
Based on our portfolio of cash flow hedges, we expect to reclassify gains of $8 (pre-tax) out of AOCI into earnings during the next 12 months.
We have derivative instruments with credit-risk-related contingent features. If we default on our five-year credit facilities, our derivative counterparties could require settlement for foreign exchange and certain commodity contracts with original maturities of at least five years. The fair value of those contracts in a net liability position at March 31, 2026 was $4. For other particular commodity contracts, our counterparties could require collateral posted in an amount determined by our credit ratings. At March 31, 2026, there was no collateral posted related to our derivatives.
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

	March 31, 2026			December 31, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Money market funds	$3,153	$3,153		$3,793	$3,793
Available-for-sale debt investments:
AFS - Commercial paper	176		$176	163		$163
AFS - Corporate notes	336		336	344		344
AFS - US government agencies	27		27	27		27
Other equity investments	9	9		9	9
Derivatives	196		196	193		193
Total assets	$3,897	$3,162	$735	$4,529	$3,802	$727
Liabilities
Derivatives	($60)		($60)	($43)		($43)
Total liabilities	($60)		($60)	($43)		($43)
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
Certain assets have been measured at fair value on a nonrecurring basis. The following table presents the nonrecurring losses recognized for the three months ended March 31 due to long-lived asset impairment and the fair value of the related assets as of the impairment date:

	2026		2025
	Fair Value	Total Losses	Fair Value	Total Losses
Investments		($8)		($5)
Other assets			$5	(2)
Operating lease equipment	$22	(1)
Total	$22	($9)	$5	($7)
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
For Level 3 operating lease equipment that were measured at fair value on a nonrecurring basis during the period ended March 31, 2026, the following table presents the fair value of those assets as of the measurement date, valuation techniques and related unobservable inputs of those assets.

	Fair Value	Valuation Technique	Unobservable Input	Range Median or Average
Operating lease equipment	$22	Market approach	Aircraft value publications	$21 - $24 (1) Median $22
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
Fair Value Disclosures
The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the Condensed Consolidated Statements of Financial Position were as follows:

	March 31, 2026
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$21	$21		$13	$8
Liabilities
Debt, excluding finance lease obligations	(46,962)	(46,292)		(46,292)

	December 31, 2025
	Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
Assets
Notes receivable, net	$21	$21		$13	$8
Liabilities
Debt, excluding finance lease obligations	(53,848)	(53,769)		(53,769)
The fair value of Notes receivable classified as Level 2 is estimated with discounted cash flow analysis using interest rates currently offered on loans with similar terms to borrowers of similar credit quality. The fair value of Notes receivable classified as Level 3 is based on our best estimate using available counterparty financial data. The fair value of our debt that is traded in the secondary market is classified as Level 2 and is based on current market yields. For our debt that is not traded in the secondary market, the fair value is classified as Level 2 and is based on our indicative borrowing cost derived from dealer quotes or discounted cash flows. With regard to other financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of our indemnifications and financing commitments because the amount and timing of those arrangements are uncertain. Items not included in the above disclosures include cash, restricted cash, time deposits and other deposits, Accounts receivable, Unbilled receivables, Other current assets, Accounts payable and long-term payables. The carrying values of those items, as reflected in the Condensed Consolidated Statements of Financial Position, approximate their fair value at March 31, 2026 and December 31, 2025. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash (Level 1).
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
On May 29, 2025, Boeing and the U.S. Department of Justice (the Department) entered into a non-prosecution agreement (the Agreement) to resolve the Department’s determination that Boeing did not fulfill its obligations under the January 2021 deferred prosecution agreement relating to the October 2018 Lion Air flight 610 accident and the March 2019 Ethiopian Airlines flight 302 accident (the MAX accidents). The Agreement requires, among other things, Boeing to pay a fine of $244 and provide $445 of additional compensation for the family members of those who died in the MAX accidents. The $244 fine, which was accrued for and expensed in 2024, and the $445 compensation fund for family members, which was accrued for and expensed in the second quarter of 2025, are held in escrow accounts pending final court approval of the Department’s motion to dismiss the criminal information against Boeing (the Motion). On November 6, 2025, the U.S. District Court for the Northern District of Texas (the Court) approved the Motion. On March 31, 2026, the U.S. Court of Appeals for the Fifth Circuit denied a petition by representatives of certain family members to overturn the Court's approval of the Motion. Those representatives have filed a further appeal.
Certain legal actions and investigations arising out of the MAX accidents and subsequent grounding of the 737 MAX are still pending, including fewer than five civil lawsuits by family members of those who died in the MAX accidents. In addition, securities lawsuits are pending, and we are appealing the March 16, 2026, partial grant of a motion for class certification by the U.S. District Court for the Northern District of Illinois. Multiple investigations and legal actions, including securities lawsuits, were also initiated as a result of the January 2024 737-9 door plug accident.
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
The primary profitability measurement used by our chief operating decision maker to review segment operating results is Segment operating earnings. The following table reconciles segment Revenues to Segment operating earnings:

	BCA		BDS		BGS
For the three months ended March 31,	2026	2025	2026	2025	2026	2025
Revenues	$9,203	$8,147	$7,599	$6,298	$5,370	$5,063
Less:
Research and development expense, net	603	534	174	199	22	29
Other segment items (1)	9,163	8,150	7,192	5,944	4,377	4,091
Segment operating (loss)/earnings	($563)	($537)	$233	$155	$971	$943
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
BCA revenues by customer location consisted of the following:

(Dollars in millions)	Three months ended March 31
	2026	2025
Revenue from contracts with customers:
Europe	$2,539	$508
Asia	2,005	2,957
Middle East	766	483
Other non-U.S.	443	389
Total non-U.S. revenues	5,753	4,337
United States	3,407	3,783
Total revenues from contracts with customers	9,160	8,120
Intersegment revenues eliminated on consolidation	43	27
Total segment revenues	$9,203	$8,147

Revenue recognized on fixed-price contracts	100%	100%

Revenue recognized at a point in time	100%	100%

BDS revenues on contracts with customers, based on the customer's location, consisted of the following:

(Dollars in millions)	Three months ended March 31
	2026	2025
Revenue from contracts with customers:
U.S. customers	$6,112	$4,933
Non-U.S. customers(1)	1,487	1,365
Total segment revenue from contracts with customers	$7,599	$6,298

Revenue recognized over time	100%	100%

Revenue recognized on fixed-price contracts	63%	58%

Revenue from the U.S. government (1)	93%	92%
(1)Includes revenues earned from Foreign Military Sales through the U.S. government (FMS).
BGS revenues consisted of the following:

(Dollars in millions)	Three months ended March 31
	2026	2025
Revenue from contracts with customers:
Commercial	$3,032	$2,971
Government	2,228	1,996
Total revenues from contracts with customers	5,260	4,967
Intersegment revenues eliminated on consolidation	110	96
Total segment revenues	$5,370	$5,063

Revenue recognized at a point in time	55%	54%

Revenue recognized on fixed-price contracts	86%	86%

Revenue from the U.S. government (1)	32%	30%
(1)Includes revenues earned from FMS.
Earnings in Equity Method Investments
During the three months ended March 31, 2026, our share of income/(loss) from equity method investments was $0 compared to ($4) during the same period in 2025.
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
Our backlog at March 31, 2026 was $694,709. We expect approximately 24% to be converted to revenue through 2027 and approximately 65% through 2030, with the remainder thereafter. There is significant uncertainty regarding the timing of when backlog will convert into revenue. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.

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

	Three months ended March 31
	2026	2025
Share-based plans	($55)	($30)
Deferred compensation	17	5
Amortization of previously capitalized interest	(22)	(21)
Research and development expense, net	(104)	(82)
Eliminations and other unallocated items	(184)	(234)
Unallocated items, eliminations and other	($348)	($362)
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

	Three months ended March 31
	2026	2025
Pension FAS/CAS service cost adjustment	$93	$193
Postretirement FAS/CAS service cost adjustment	62	69
FAS/CAS service cost adjustment	$155	$262
Assets
Segment assets are summarized in the table below:

	March 31 2026	December 31 2025
Commercial Airplanes	$94,254	$91,837
Defense, Space & Security	17,512	16,723
Global Services	15,595	16,026
Unallocated items, eliminations and other	37,426	43,649
Total	$164,787	$168,235
Assets included in Unallocated items, eliminations and other primarily consist of Cash and cash equivalents, Short-term and other investments, tax assets, capitalized interest and assets managed centrally on behalf of the three principal business segments and intercompany eliminations.

Capital Expenditures

	Three months ended March 31
	2026	2025
Commercial Airplanes	$175	$106
Defense, Space & Security	82	54
Global Services	24	26
Unallocated items, eliminations and other	994	488
Total	$1,275	$674
Capital expenditures for Unallocated items, eliminations and other relate primarily to assets managed centrally on behalf of the three principal business segments.
Depreciation and Amortization

	Three months ended March 31
	2026	2025
Commercial Airplanes	$190	$101
Defense, Space & Security	60	50
Global Services	69	73
Centrally Managed Assets (1)	254	242
Total	$573	$466
(1)Amounts shown in the table represent depreciation and amortization expense recorded by the individual business segments. Depreciation and amortization for centrally managed assets are allocated to business segments based on usage and occupancy. During the three months ended March 31, 2026, $188 was allocated to the primary business segments, of which $105, $66, and $17 was allocated to BCA, BDS and BGS, respectively. During the three months ended March 31, 2025, $169 was allocated to the primary business segments, of which $82, $68, and $19 was allocated to BCA, BDS and BGS, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
The Boeing Company
Arlington, Virginia
Results of Review of Interim Financial Information
We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2026, the related condensed consolidated statements of operations, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "condensed consolidated interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2025, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.
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
April 22, 2026

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

Forward-looking statements are based on expectations and assumptions that we believe to be reasonable when made, but that may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Many factors could cause actual results to differ materially and adversely from these forward-looking statements. Among these factors are risks related to:

(1)	general conditions in the economy and our industry, including those due to regulatory changes and geopolitical developments;

(2)	our reliance on our commercial airline customers;

(3)
the overall health of our aircraft production system, production quality issues, commercial airplane production rates, our ability to successfully develop and certify new aircraft or new derivative aircraft, and the ability of our aircraft to meet stringent performance and reliability standards;

(4)	changing budget and appropriation levels and acquisition priorities of the U.S. government, as well as significant delays in U.S. government appropriations;

(5)	our dependence on our subcontractors and suppliers, as well as the availability of highly skilled labor and raw materials;

(6)	work stoppages or other labor disruptions;

(7)	competition within our markets;

(8)	our non-U.S. operations and sales to non-U.S. customers, including tariffs, trade restrictions and government actions;

(9)	changes in accounting estimates;

(10)	realizing the anticipated benefits of mergers, acquisitions, joint ventures/strategic alliances or divestitures, including anticipated synergies and quality improvements related to our acquisition of Spirit AeroSystems Holdings, Inc.;

(11)	our dependence on U.S. government contracts;

(12)	our reliance on fixed-price contracts;

(13)	our reliance on cost-type contracts;

(14)	contracts that include in-orbit incentive payments;

(15)	management of a complex, global IT infrastructure;

(16)	compromised or unauthorized access to our, our customers’ and/or our suppliers' information and systems;

(17)	potential business disruptions, including threats to physical security or our information technology systems, extreme weather (including effects of climate change) or other acts of nature, and pandemics or other public health crises;

(18)	potential adverse developments in new or pending litigation and/or government inquiries or investigations;

(19)	potential environmental liabilities;

(20)	effects of climate change and legal, regulatory or market responses to such change;

(21)	credit rating agency actions and our ability to effectively manage our liquidity;

(22)	substantial pension and other postretirement benefit obligations;

(23)	the adequacy of our insurance coverage;

(24)	the dilutive effect of future issuances of our common stock; and

(25)	the preferential treatment of our 6.00% mandatory convertible preferred stock.

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
The following table summarizes key indicators of consolidated results of operations:

(Dollars in millions, except per share data)	Three months ended March 31
	2026	2025
Revenues	$22,217	$19,496

GAAP
Earnings from operations	$448	$461
Operating margins	2.0%	2.4%
Effective income tax rate	126.9%	140.8%
Net loss attributable to Boeing shareholders	($4)	($37)
Diluted loss per share	($0.11)	($0.16)

Non-GAAP (1)
Core operating earnings	$293	$199
Core operating margins	1.3%	1.0%
Core loss per share	($0.20)	($0.49)
(1)These measures exclude certain components of pension and other postretirement benefit expense. See pages 44-45 for important information about these non-GAAP measures and reconciliations to the most directly comparable GAAP measures.
Revenues
The following table summarizes Revenues:

(Dollars in millions)	Three months ended March 31
	2026	2025
Commercial Airplanes	$9,203	$8,147
Defense, Space & Security	7,599	6,298
Global Services	5,370	5,063
Unallocated items, eliminations and other	45	(12)
Total	$22,217	$19,496
Revenues for the three months ended March 31, 2026, increased by $2,721 million compared with the same period in 2025 primarily driven by higher revenues at Defense, Space & Security (BDS) and Commercial Airplanes (BCA).

Earnings from Operations
The following table summarizes Earnings from operations:

(Dollars in millions)	Three months ended March 31
	2026	2025
Commercial Airplanes	($563)	($537)
Defense, Space & Security	233	155
Global Services	971	943
Segment operating earnings	641	561
Unallocated items, eliminations and other	(348)	(362)
Pension FAS/CAS service cost adjustment	93	193
Postretirement FAS/CAS service cost adjustment	62	69
Earnings from operations (GAAP)	$448	$461
FAS/CAS service cost adjustment *	(155)	(262)
Core operating earnings (Non-GAAP) **	$293	$199
*    The FAS/CAS service cost adjustment represents the difference between the Financial Accounting Standards (FAS) pension and postretirement service costs calculated under GAAP and costs allocated to the business segments.
**    Core operating earnings is a Non-GAAP measure that excludes the FAS/CAS service cost adjustment. See pages 44-45.
Earnings from operations for the three months ended March 31, 2026, decreased by $13 million compared with the same period in 2025, primarily driven by unfavorable changes in the FAS/CAS service cost adjustment ($107 million) and higher loss from operations at BCA ($26 million), partially offset by higher earnings from operations at BDS ($78 million) and Global Services (BGS) ($28 million).
Core operating earnings for the three months ended March 31, 2026, increased by $94 million compared with the same period in 2025, primarily due to higher Segment operating earnings and changes in the FAS/CAS service cost adjustment as described above.
For information related to Postretirement Plans, see Note 13 to our Condensed Consolidated Financial Statements.
Unallocated Items, Eliminations and Other
The most significant items included in Unallocated items, eliminations and other expense are shown in the following table:

(Dollars in millions)	Three months ended March 31
	2026	2025
Share-based plans	($55)	($30)
Deferred compensation	17	5
Amortization of previously capitalized interest	(22)	(21)
Research and development expense, net	(104)	(82)
Eliminations and other unallocated items	(184)	(234)
Unallocated items, eliminations and other	($348)	($362)

Unallocated share-based plans expense for the three months ended March 31, 2026, increased by $25 million compared with the same period in 2025 primarily due to the timing of when share-based plans expense was recorded compared with when it was allocated to our segments.
Deferred compensation income for the three months ended March 31, 2026, increased by $12 million compared with the same period in 2025 driven by changes in broad stock market conditions, including changes in our stock price.
Research and development expense for the three months ended March 31, 2026, increased by $22 million compared with the same period in 2025 due to increases in enterprise investments in product development.
Eliminations and other unallocated items expense for the three months ended March 31, 2026, decreased by $50 million compared with the same periods in 2025 primarily due to lower unallocated expenses.
Other Earnings Items

(Dollars in millions)	Three months ended March 31
	2026	2025
Earnings from operations	$448	$461
Other income, net	194	323
Interest and debt expense	(616)	(708)
Earnings before income taxes	26	76
Income tax expense	(33)	(107)
Net loss	(7)	(31)
Less: Net (loss)/earnings attributable to noncontrolling interest	(3)	6
Net loss attributable to Boeing shareholders	($4)	($37)
Other income, net for the three months ended March 31, 2026, decreased by $129 million compared with the same period in 2025, primarily due to higher non-operating pension expense.
Interest and debt expense for the three months ended March 31, 2026, decreased by $92 million compared with the same period in 2025 primarily as a result of lower debt balances.
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
The following table summarizes cost of sales:

(Dollars in millions)	Three months ended March 31
	2026	2025	Change
Cost of sales	$19,671	$17,079	$2,592
Cost of sales as a % of Revenues	88.5%	87.6%	0.9%
Cost of sales for the three months ended March 31, 2026, increased by $2,592 million, or 15%, compared with the same period in 2025, primarily due to higher revenues at BCA and BDS. Cost of sales as a percentage of Revenues increased during the three months ended March 31, 2026, compared with the same period in 2025 primarily due to lower margins at BGS.
Research and Development
Research and development expense, net is summarized in the following table:

(Dollars in millions)	Three months ended March 31
	2026	2025
Commercial Airplanes	$603	$534
Defense, Space & Security	174	199
Global Services	22	29
Other	104	82
Total	$903	$844
Research and development expense increased by $59 million during the three months ended March 31, compared to the same period in 2025. The increase in expense was primarily due to higher spending at BCA.
Backlog

(Dollars in millions)	March 31 2026	December 31 2025
Commercial Airplanes	$575,583	$567,290
Defense, Space & Security	85,821	84,786
Global Services	32,957	29,720
Unallocated items, eliminations and other	348	411
Total Backlog	$694,709	$682,207

Contractual backlog	$652,671	$639,721
Unobligated backlog	42,038	42,486
Total Backlog	$694,709	$682,207
Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, orders where customers have the unilateral right to terminate, and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog of $12,950 million during the three months ended March 31, 2026, was primarily due to a $8,293 million increase in BCA backlog and $2,856 million increase in BGS contractual backlog. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.

Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. The decrease of $448 million in unobligated backlog during the three months ended March 31, 2026 was due to a decrease in BDS unobligated backlog partially offset by an increase in BGS unobligated backlog.
Additional Considerations
U.S. Government Funding Considerable uncertainty exists regarding how future U.S. government budget and program decisions will unfold, including the spending priorities of the Administration and Congress. As of March 31, 2026, the majority of government departments and agencies, including the Department of War (DoW), the National Aeronautics and Space Administration (NASA), and the Department of Transportation are funded through September 30, 2026.
Global Trade The global trade landscape continues to be highly volatile. Various countries have announced plans for and/or have implemented new or modified tariffs or have eliminated tariffs previously imposed.
Following the February 20, 2026, Supreme Court ruling regarding the imposition of tariffs under the International Emergency Economic Powers Act (IEEPA), U.S. Customs and Border Protection is developing refund procedures for tariffs previously paid under IEEPA. Concurrently, the Administration imposed a temporary 10% general tariff under Section 122 of the Trade Act of 1974 subject to several exemptions, including the import into the United States of certain aerospace products. These developments did not have a material impact on our financial position, results of operations and cash flows during the first quarter of 2026.
The current state of U.S.-China trade relations remain an ongoing watch item. China is a significant market for commercial aircraft, and we have long-standing relationships with our Chinese customers. Overall, the U.S.-China trade relationship is challenged due to tariffs, sanctions, and export restrictions, as well as other economic and national security concerns.
We seek to comply with all U.S. and other government import requirements, export control requirements and sanctions. We continually monitor the global trade environment for new and/or changing tariffs, retaliatory actions, trade agreements, export restrictions, sanctions or other restrictions that may impact us or our supply chain or customers, and work to mitigate impacts to our business.
Supply Chain We and our suppliers are experiencing inflationary pressures, as well as supply chain disruptions as a result of global supply chain constraints and labor instability. Our supply chain is also being impacted by the tariffs and export restrictions discussed above. Certain of our suppliers are also experiencing financial difficulties. We continue to monitor the health and stability of the supply chain. These factors have reduced overall productivity and adversely impacted our financial position, results of operations and cash flows. During 2024, we recorded a reach-forward loss of $1,770 million on the T-7A Red Hawk program that was primarily driven by projected increases in supplier cost estimates. In addition, we recorded losses on the KC-46A Tanker and Commercial Crew programs during 2024 that were partially attributable to higher supplier costs. We recorded a reach-forward loss on the 777X program during 2025 that was partially attributable to higher estimated supplier costs.
Human Capital Some of our and our suppliers' workforces are represented by labor unions. Work stoppages and instability in our and our suppliers' union relationships have in the past and could in the future disrupt and/or delay the production, delivery and/or development of our products, which could strain relationships with customers and result in lower revenues, earnings and cash flows. If we are unable to successfully negotiate successor agreements with our unions that our employees will ratify (including with Society of Professional Engineering Employees in Aerospace who have two contacts expiring October 2026), we may experience additional work stoppages in the future, which could materially adversely affect our business, financial position, results of operations and cash flows.

Segment Results of Operations and Financial Condition
Commercial Airplanes
Results of Operations

(Dollars in millions)	Three months ended March 31
	2026	2025
Revenues	$9,203	$8,147
Loss from operations	($563)	($537)
Operating margins	(6.1)%	(6.6)%
Revenues
BCA revenues increased by $1,056 million for the three months ended March 31, 2026, compared with the same period in 2025 primarily due to higher deliveries across all programs.
Commercial airplane deliveries, including intercompany deliveries, were as follows:

	737	*	767	*	777	787	Total
Deliveries during the first three months of 2026	114	(1)	6	(3)	8	15	143
Deliveries during the first three months of 2025	105	(1)	5	(3)	7	13	130
Cumulative deliveries as of 3/31/2026	9,354		1,357		1,784	1,264
Cumulative deliveries as of 12/31/2025	9,240		1,351		1,776	1,249
* Intercompany deliveries identified by parentheses.
Loss From Operations
BCA loss from operations was $563 million for the three months ended March 31, 2026, compared with $537 million in the same period in 2025 primarily reflecting higher spending on research and development, partially offset by higher deliveries.
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
BCA total backlog increased from $567,290 million as of December 31, 2025, to $575,583 million at March 31, 2026, reflecting new orders in excess of deliveries. Aircraft order cancellations during the three months ended March 31, 2026, totaled $933 million and primarily relate to 737 and 787 aircraft. Net ASC 606 adjustments during the three months ended March 31, 2026, totaled $505 million and primarily relate to 777X and 737 aircraft. ASC 606 adjustments include consideration of aircraft orders where a customer-controlled contingency may exist, as well as an assessment of whether the customer is committed to perform, impacts of geopolitical events or related sanctions, or whether it is probable that the customer will pay the full amount of consideration when it is due. We may experience reductions to backlog and/or significant order cancellations due to various factors including delivery delays, production disruptions and delays to entry into service of the 777X, 737-7 and/or 737-10.
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

	Program
As of 3/31/2026	737		767	777	777X	787	†
Program accounting quantities	12,400		1,263	1,828	650	2,000
Undelivered units under firm orders	4,368	*	94	38	568	1,059	(2)
Cumulative firm orders	13,722		1,451	1,822	568	2,323

As of 12/31/2025	737		767	777	777X	787	†
Program accounting quantities	12,400		1,263	1,828	650	1,900
Undelivered units under firm orders	4,404	*	94	46	560	1,026	(2)
Cumulative firm orders	13,644		1,445	1,822	560	2,275
† Customer financing aircraft orders are identified in parentheses.
*Approximate undelivered orders by minor model for March 31, 2026 and December 31, 2025: 737-7 (6%, 6%), 737-8 (60%, 60%), 737-9 (5%, 5%) and 737-10 (29%, 29%).
Program Highlights
737 Program During the first quarter of 2026, the 737 program continued to produce at a rate of 42 per month. The program plans to increase the production rate from 42 to 47 in 2026 with the concurrence of the Federal Aviation Administration (FAA). We are also planning for additional production rate increases beyond 47 per month as well as adding a fourth 737 production line. We expect to begin low-rate production on the new 737 production line later in 2026. The new production line will have to be production-certified by the FAA prior to first delivery.
We continue to expect certification of the 737-7 and 737-10 in 2026, including the final certification of the engine anti-ice solution. As of March 31, 2026, we had approximately 35 737-7 and 737-10 aircraft in inventory. We are following the lead of the FAA as we work through the certification process and the ultimate timing will be determined by the regulators.
If we are unable to deliver aircraft and/or increase production rates or certify the 737-7 and 737-10 models consistent with our assumptions, our financial position, results of operations and cash flows will be adversely affected.
See further discussion of the 737 MAX in Note 6 and Note 10 to our Condensed Consolidated Financial Statements.
767 Program The 767 assembly line includes the commercial program and a derivative to support the KC-46A Tanker program. We are targeting a production rate of approximately three aircraft per month. We expect to complete production of the 767 commercial program by 2027. This program has break-even gross margins.

See further discussion of the KC-46A Tanker program in Note 10 to our Condensed Consolidated Financial Statements.
777 and 777X Programs The accounting quantity for the 777 program extends through year-end 2027 and reflects the number of units we expect to produce and deliver by 2027.
In July 2024, we obtained approval from the FAA to begin certification flight testing which is ongoing. We continue to work with our supplier and the FAA on the solution and certification plan related to the engine durability issue identified in 2025. In the first quarter of 2026, we received approval from the FAA to begin the Type Inspection Authorization 4a phase of flight testing.
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
The level of profitability on the 777X program will be subject to several factors. These factors include aircraft certification requirements and timing, resolution of the engine durability issue, flight test discoveries, design changes, change incorporation on completed aircraft, supply chain shortages, production disruption due to labor instability and supply chain disruption, customer considerations, delivery timing and negotiations, further production rate adjustments for the 777X or other commercial aircraft programs, and any change in the accounting quantity. One or more of these factors could result in additional reach-forward losses in future periods.
787 Program We increased the accounting quantity by 100 units during the three months ended March 31, 2026, due to the program's normal progress of obtaining additional orders and delivering airplanes. During the first quarter of 2026, we continued to work toward stabilizing the production rate at eight per month. We are experiencing factory disruption as a result of supply chain shortages which has impacted production and we are working with our supply chain to enable recovery.
Additional Considerations
On December 8, 2025, we completed the acquisition of Spirit AeroSystems Holdings, Inc. (Spirit). See Note 2 to our Condensed Consolidated Financial Statements.
Defense, Space & Security
Overview
On February 3, 2026, H.R. 7148, the Consolidated Appropriations Act, 2026, provided $839 billion in fiscal year 2026 (FY26) funding for the DoW, excluding military construction. The President’s Budget request for fiscal year 2027 (FY27) requests $1,450 billion for the DoW. The FY27 budget request for NASA is $19 billion, a $6 billion decrease from the NASA funding appropriated for FY26.
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
The non-U.S. market continues to be driven by complex and evolving security challenges and the need to modernize aging equipment and inventories. BDS expects that it will continue to have a wide range of opportunities across Asia, Europe and the Middle East given the diverse regional threats. At March 31, 2026, 27% of BDS backlog was attributable to non-U.S. customers.

Results of Operations

(Dollars in millions)	Three months ended March 31
	2026	2025
Revenues	$7,599	$6,298
Earnings from operations	$233	$155
Operating margins	3.1%	2.5%
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
Deliveries of new-build production units, including remanufactures and modifications, were as follows:

	Three months ended March 31
	2026	2025
F/A-18 Models	2	5
F-15 Models	1	1
CH-47 Chinook (New)	1	1
CH-47 Chinook (Renewed)	1	2
AH-64 Apache (New)	2	4
AH-64 Apache (Remanufactured)	15	11
MH-139 Grey Wolf	2	1
P-8 Models	1	1
KC-46 Tanker	4
Commercial Satellites	1
Total	30	26
Revenues
BDS revenues for the three months ended March 31, 2026, increased by $1,301 million compared with the same period in 2025. The increase was primarily due to increased revenues on proprietary and weapons programs, higher KC-46 production and Foreign Military Sales to Israel and Japan, and the acquisition of Spirit's defense business. Revenue was further increased by $123 million lower net unfavorable cumulative contract catch-up adjustments compared to the prior year comparable period.
Earnings From Operations
BDS earnings from operations for the three months ended March 31, 2026, was $233 million, compared with earnings from operations of $155 million in the same period in 2025. The $78 million improvement in earnings is primarily due to lower net unfavorable cumulative catch-up adjustments of $80 million compared to the prior year comparable period.
BDS earnings from operations includes our share of losses from equity method investments of $4 million for the three months ended March 31, 2026, compared with earnings of $6 million for the same period in 2025.

Backlog
BDS backlog was $85,821 million at March 31, 2026 compared with $84,786 million as of December 31, 2025. The increase reflects the timing of awards, partially offset by revenue recognized on contracts awarded in prior periods.
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
Global Services
Results of Operations

(Dollars in millions)	Three months ended March 31
	2026	2025
Revenues	$5,370	$5,063
Earnings from operations	$971	$943
Operating margins	18.1%	18.6%
Revenues
BGS revenues for the three months ended March 31, 2026 increased by $307 million compared with the same period in 2025, primarily due to higher commercial and government services revenue, partially offset by the absence of $305 million of revenue as a result of the Digital Aviation Solutions Divestiture. The net favorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2026, was $39 million higher than the net unfavorable impact in the prior year comparable period.
Earnings From Operations
BGS earnings from operations for the three months ended March 31, 2026 increased by $28 million compared with the same period in 2025 primarily due to higher government services revenue, partially offset by the absence of $79 million of earnings as a result of the Digital Aviation Solutions Divestiture. The net favorable impact of cumulative contract catch-up adjustments for the three months ended March 31, 2026, was $40 million higher than the net unfavorable impact in the prior year comparable period. The Digital Aviation Solutions Divestiture also contributed to the year-over-year reduction in operating margin.

Backlog
BGS total backlog increased from $29,720 million at December 31, 2025 to $32,957 million at March 31, 2026, primarily due to the timing of awards, partially offset by revenue recognized on contracts awarded in prior years.
Liquidity and Capital Resources
Cash Flow Summary

(Dollars in millions)	Three months ended March 31
	2026	2025
Net loss	($7)	($31)
Non-cash items	1,242	1,128
Changes in assets and liabilities	(1,414)	(2,713)
Net cash used by operating activities	(179)	(1,616)
Net cash provided/(used) by investing activities	5,711	(1,717)
Net cash used by financing activities	(7,028)	(338)
Effect of exchange rate changes on cash and cash equivalents	1	12
Net decrease in cash & cash equivalents, including restricted	(1,495)	(3,659)
Cash & cash equivalents, including restricted, at beginning of year	11,663	13,822
Cash & cash equivalents, including restricted, at end of period	$10,168	$10,163
Operating Activities Net cash used by operating activities was $0.2 billion during the three months ended March 31, 2026, compared with $1.6 billion during the same period in 2025. The $1.4 billion decrease in net cash used by operating activities was primarily driven by favorable changes in working capital.
Changes in assets and liabilities during the three months ended March 31, 2026, improved by $1.3 billion compared with the same period in 2025, primarily driven by favorable changes in Advances and progress billings ($2.4 billion) and Accounts payable ($1.2 billion), partially offset by unfavorable changes in Inventories ($1.1 billion) and Accrued liabilities ($0.9 billion). The change in Advances and progress billings during the three months ended March 31, 2026, compared to the same period in 2025 was primarily driven by higher advances on commercial airplane orders. The favorable change in Accounts payable and unfavorable change in Inventories during the three months ended March 31, 2026, compared to the same period in 2025 primarily reflect increased production primarily in our commercial airplanes business. Unfavorable changes in Accrued liabilities during the three months ended March 31, 2026 were $1.3 billion compared to $0.4 billion during the same period in 2025.
Payables to suppliers who elected to participate in supply chain financing programs decreased by $0.2 billion and $0.6 billion during the three months ended March 31, 2026 and 2025. Supply chain financing is not material to our overall liquidity.
Investing Activities Net cash provided by investing activities during the three months ended March 31, 2026, was $5.7 billion, compared with net cash used of $1.7 billion during the same period in 2025. The increase in cash provided was primarily due to net proceeds from investments of $7.0 billion in 2026 compared with net contributions to investments of $1.0 billion in 2025. During the three months ended March 31, 2026 and 2025, capital expenditures were $1.3 billion and $0.7 billion. We continue to expect capital expenditures in 2026 to be higher than in 2025.
Financing Activities Net cash used by financing activities was $7.0 billion during the three months ended March 31, 2026, compared with net cash used of $0.3 billion during the same period in 2025.

During the three months ended March 31, 2026, net repayments were $6.9 billion compared with net repayments of $0.3 billion during the same period in 2025.
As of March 31, 2026, the total debt balance was $47.2 billion, down from $54.1 billion at December 31, 2025. At March 31, 2026, $2.9 billion of debt was classified as short-term.
Capital Resources
At March 31, 2026, we had $9.4 billion of cash, $11.5 billion of short-term investments, and $10.0 billion of unused borrowing capacity on revolving credit line agreements. Our $3.0 billion, 364-day revolving credit agreement expiring in August 2026, $3.0 billion, five-year revolving credit agreement expiring in August 2028 and $4.0 billion, five-year revolving credit agreement expiring in May 2029 each remain in effect. The 364-day credit facility has a one-year term out option which allows us to extend the maturity of any borrowings until August 2027. We anticipate that these credit lines will primarily serve as back-up liquidity to support our general corporate borrowing needs. We continue to be in compliance with all covenants contained in our debt and credit facility agreements.
We currently maintain investment grade credit ratings across all three credit rating agencies. At Fitch and S&P, we are rated BBB- with a stable outlook, and at Moody’s, we are rated Baa3 with a stable outlook.
We may, from time to time, purchase, redeem or retire any of our outstanding debt securities in open market or privately negotiated transactions, by tender offer or otherwise, after consideration of market conditions, our liquidity needs and other factors.
We expect to be able to access capital markets when we require additional funding to support our operations, pay off existing debt, address impacts to our business related to market developments, fund outstanding financing commitments or meet other business requirements; however, a number of factors could increase the cost of borrowing, jeopardize our ability to incur debt on terms acceptable to us, and negatively impact our access to the capital and financial markets and our ability to fund our operations and commitments. These factors include downgrades in our credit ratings, disruptions or declines in the global capital markets, a decline in our financial performance or outlook, a delay in our ability to ramp up production and deliveries, and changes in demand for our products and services. The occurrence of any or all of these events may adversely affect our ability to fund our operations and financing or contractual commitments. See “Risks Related to Financing and Liquidity” under “Item 1A. Risk Factors” of our 2025 Annual Report on Form 10-K.
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
Environmental Remediation We are involved with various environmental remediation activities and have recorded a liability of $876 million at March 31, 2026. For additional information, see Note 10 to our Condensed Consolidated Financial Statements.

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
The Pension FAS/CAS service cost adjustments recognized in Earnings from operations were benefits of $93 million and $193 million for the three months ended March 31, 2026 and 2025. The lower benefits in 2026 were primarily due to reductions in allocated pension cost year over year. The non-operating pension (expense)/income included in Other income, net was ($74) million and $43 million for the three months ended March 31, 2026 and 2025. The higher expense in 2026 was primarily due to lower expected return on plan assets and higher amortization of net actuarial losses, partially offset by lower interest costs. For further discussion of pension and other postretirement costs see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 and 29 of our 2025 Annual Report on Form 10-K.
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

Reconciliation of Non-GAAP Measures to GAAP Measures
The table below reconciles the non-GAAP financial measures of Core operating earnings, Core operating margins and Core loss per share with the most directly comparable GAAP financial measures of Earnings from operations, Operating margins and Diluted loss per share.

(Dollars in millions, except per share data)	Three months ended March 31
	2026	2025
Revenues	$22,217	$19,496
Earnings from operations, as reported	$448	$461
Operating margins	2.0%	2.4%

Pension FAS/CAS service cost adjustment (1)	($93)	($193)
Postretirement FAS/CAS service cost adjustment (1)	(62)	(69)
FAS/CAS service cost adjustment (1)	($155)	($262)
Core operating earnings (non-GAAP)	$293	$199
Core operating margins (non-GAAP)	1.3%	1.0%

Diluted loss per share, as reported	($0.11)	($0.16)
Pension FAS/CAS service cost adjustment (1)	(0.12)	(0.26)
Postretirement FAS/CAS service cost adjustment (1)	(0.08)	(0.09)
Non-operating pension expense/(income) (2)	0.10	(0.06)
Non-operating postretirement income (2)	(0.01)	(0.01)
Provision for deferred income taxes on adjustments (3)	0.02	0.09
Core loss per share (non-GAAP)	($0.20)	($0.49)

Diluted weighted average common shares outstanding (in millions)	788.0	753.4
(1)FAS/CAS service cost adjustment represents the difference between the FAS pension and postretirement service costs calculated under GAAP and costs allocated to the business segments. This adjustment is excluded from Core operating earnings (non-GAAP).
(2)Non-operating pension and postretirement expense/(income) represents the components of net periodic benefit costs/(income) other than service cost. This expense/(income) is included in Other income, net and is excluded from Core operating earnings (non-GAAP).
(3)The income tax impact is calculated using the U.S. corporate statutory tax rate.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since December 31, 2025.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2026 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Currently, we are involved in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 18 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table provides information about purchases we made during the quarter ended March 31, 2026, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions, except per share data)
	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2026 thru 1/31/2026	33,163	$228.70
2/1/2026 thru 2/28/2026	91,595	228.84
3/1/2026 thru 3/31/2026	12,647	221.57
Total	137,405	$228.14
(1)A total of 137,405 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock units during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

10.1	Form of U.S. Notice of Terms of Long-Term Incentive Performance Stock Units (Free Cash Flow)*

10.2	Form of Non-U.S. Notice of Terms of Long-Term Incentive Performance Stock Units (Free Cash Flow)*

10.3	Form of U.S. Notice of Terms of Long-Term Incentive Performance Stock Units (Relative TSR)*

10.4	Form of Non-U.S. Notice of Terms of Long-Term Incentive Performance Stock Units (Relative TSR)*

10.5	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Post-Vesting Hold)*

10.6	Form of Non-U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units (Post-Vesting Hold)*

10.7	Form of U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units*

10.8	Form of Non-U.S. Notice of Terms of Long-Term Incentive Restricted Stock Units*

10.9	Letter Agreement with Quantz Advisory LLC*

15	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information

22	Subsidiary Guarantor and Issuer of Guaranteed Securities (Exhibit 22 to the Company’s Form 10-K for the year ended December 31, 2025)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 22, 2026	/s/ Michael J. Cleary
(Date)	Michael J. Cleary
Senior Vice President and Controller